Form 10-K/A
period 1993-12-31
QUAKER CHEMICAL CORP
filed 1994-04-11
CIK 81362

FORM 10-K/A

                        AMENDMENT NO. 1 TO FORM 10-K

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

       Registrant's telephone number, including area code (610) 832-4000
                                                          --------------

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

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 are incorporated into Parts I and II.

(2) Portions of the Registrant's definitive Proxy Statement dated March 31, 1994, in connection with the Annual Meeting of Shareholders to be held on May 4, 1994, as amended by the definitive additional materials dated April 11, 1994, are incorporated into Part III.

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

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

    Incorporated by reference is the information beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation/Management Development Committee and Long-Term Performance Incentive Plan Committee Report on Executive Compensation" contained in the Registrant's definitive Proxy Statement filed on March 29, 1994, as amended by the information contained in the Registrant's definitive additional materials dated April 11, 1994.

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

          3. EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF
             REGULATION S-K)

                  3(a)--Articles of Incorporation.
                        Incorporated by reference to Exhibit
                        3(a) to Form 10-Q as filed by the Regis-
                        trant for the Quarter ended March 31,
                        1987.
                  3(b)--By-Laws.
                        Incorporated by reference to Exhibit 3(b)
                        to Form 10-Q as filed by the Registrant
                        for the Quarter ended March 31, 1987.
                  3(c)--Amendment to Section 3.13 of the By-Laws
                        dated May 2, 1990 and Amendment to Sec-
                        tion 8.1 of the By-Laws dated July 11,
                        1990. Incorporated by reference to Exhib-
                        it 3(c) as filed by Registrant with Form
                        10-K for the year 1990.
                  4   --Shareholder Rights Plan.  Incorporated by
                        reference to Form 8-K as filed by the
                        Registrant, February 20, 1990.
                 10(a)--Long-Term Performance Incentive Plan as
                        approved May 5, 1993.**
                 10(b)--Employment agreement by and between the
                        Registrant and Peter A. Benoliel, as
                        amended July 1, 1989.  Incorporated by
                        reference to Exhibit 10(b) as filed by
                        Registrant with Form 10-K for the year
                        1989.*
                 10(c)--Employment agreement by and between the
                        Registrant and S. W. W. Lubsen.  Incor-
                        porated by reference to Exhibit 10(c) as filed by Registrant with Form 10-K for the year 1989.*
                 10(d)--Restricted Stock and Cash Bonus Plan and
                        Agreement by and between the Registrant
                        and S. W. W. Lubsen.  Incorporated by
                        reference to Exhibit 10(d) as filed by
                        Registrant with Form 10-K for the year
                        1989.*
                 10(e)--Employment agreement by and between Reg-
                        istrant and John E. Burrows, Jr. Incor-porated by reference to Exhibit 10(h) as filed by Registrant with Form 10-K for the year 1990.*
                 10(f)--Employment agreement by and between
                        Registrant and Clifford E. Montgomery.
                        Incorporated by reference to Exhibit
                        10(i) as filed by Registrant with Form
                        10-K for the year 1990.*
                 10(g)--Employment agreement by and between
                        Registrant and Joseph F. Spanier. Incor-porated by reference to Exhibit 10(g) as filed by Registrant with Form 10-K for the year 1992.*

                 10(h)--Documents constituting employment contract
                        by and between Quaker Chemical Europe B.V.
                        and M. C. J. Meijer.*/**
                 10(i)--Documents constituting retirement agreement
                        by and between Registrant and Ira R.
                        Dolich.*/**
                 13   --Portions of the 1993 Annual Report to
                        Shareholders incorporated by reference.**
                 21   --Subsidiaries and Affiliates of the
                        Registrant.**
                 23   --Consent of Independent Accountants.**

        *    A management contract or compensatory plan or arrange-
             ment required to be filed as an exhibit to this
             report.
       **    Previously filed.

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

                                 SIGNATURES


PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO. 1 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                      QUAKER CHEMICAL CORPORATION
                                      ---------------------------
                                                Registrant



Date:  April 11, 1994        By:             KARL H. SPAETH
                                 ---------------------------------------
                                             Karl H. Spaeth
                                  Vice President and Corporate Secretary

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