Form 10-Q
period 1994-03-31
QUAKER CHEMICAL CORP
filed 1994-05-13
CIK 81362

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                         _______________________

                                FORM 10-Q

    / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1994

                                OR

    /  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________


                      Commission file number 0-7154
                                             ------


                       QUAKER CHEMICAL CORPORATION
- -----------------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

            Pennsylvania                                      23-0993790
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

       Elm and Lee Streets, Conshohocken, Pennsylvania 19428 - 0809
- -----------------------------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code 610-832-4000
                                                   ------------

                              Not Applicable
- -----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X     No
                           ---       ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of Shares of Common Stock
     Outstanding on April 30, 1994               9,260,785
                                             -----------------

     This report contains a total of   9   pages.

PART I.  FINANCIAL INFORMATION

        QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
        ---------------------------------------------------------

                     CONDENSED FINANCIAL INFORMATION
                     -------------------------------

     The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

          Consolidated balance sheet at March 31, 1994 and December 31, 1993

          Consolidated statement of income for the three months ended March 31, 1994 and 1993

          Consolidated statement of cash flows for the three months ended March 31, 1994 and 1993




                           * * * * * * * * * *




                 NOTE TO CONDENSED FINANCIAL INFORMATION
                 ---------------------------------------

     The attached condensed financial information has been prepared in accordance with instructions for Form 10-Q and, therefore, does not include all financial note information which might be necessary for a fair presentation in accordance with generally accepted accounting principles. Such condensed financial information is unaudited, but in the opinion of management, includes all adjust-ments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of results for the periods indicated. The net income reported for the periods should not necessarily be regarded as indicative of net income on an annualized basis; however, significant variations from the results for the same period of the previous year, if any, have been disclosed in the accompanying management's discussion and analysis.

                      QUAKER CHEMICAL CORPORATION
                      ---------------------------

                      CONSOLIDATED BALANCE SHEET
                      --------------------------

                                           (DOLLARS IN THOUSANDS)
                                           ----------------------

                                             MARCH 31,     DEC 31,
                                                1994        1993
                                                ----        ----
                                             (UNAUDITED)      *
ASSETS
- ------

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                  $ 15,354     $ 19,293
  SHORT-TERM INVESTMENTS                                     1,000
  ACCOUNTS RECEIVABLE                          40,568       37,108
  INVENTORIES
    WORK IN PROCESS AND FINISHED GOODS          9,902        9,278
    RAW MATERIALS AND SUPPLIES                  7,631        8,269
  DEFERRED TAXES                                2,414        2,857
  OTHER CURRENT ASSETS                          6,407        6,582
                                             --------     --------
           TOTAL CURRENT ASSETS                82,276       84,387
                                             --------     --------

INVESTMENTS IN ASSOCIATED COMPANIES,
  AT EQUITY                                     9,992        6,224
                                             --------     --------

PROPERTY, PLANT AND EQUIPMENT
  LAND                                          6,559        6,440
  BUILDINGS AND IMPROVEMENTS                   36,247       35,590
  MACHINERY AND EQUIPMENT                      64,115       63,066
  CONSTRUCTION IN PROGRESS                      3,581        1,980
                                             --------     --------
                                              110,502      107,076
  LESS ACCUMULATED DEPRECIATION                52,961       50,525
                                             --------     --------
                                               57,541       56,551
                                             --------     --------

EXCESS OF COST OVER NET ASSETS
  OF ACQUIRED COMPANIES, NET                   14,373       14,472
DEFERRED TAXES                                  4,792        4,788
OTHER NONCURRENT ASSETS                         4,019        4,563
                                             --------     --------
                                               23,184       23,823
                                             --------     --------
                                             $172,993     $170,985
                                             ========     ========

* CONDENSED FROM AUDITED FINANCIAL STATEMENTS.

                      QUAKER CHEMICAL CORPORATION
                      ---------------------------

                      CONSOLIDATED BALANCE SHEET
                      --------------------------

                                           (DOLLARS IN THOUSANDS)
                                           ----------------------
                                             MARCH 31,     DEC 31,
                                                1994        1993
                                                ----        ----
                                             (UNAUDITED)      *

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES
  SHORT-TERM BORROWINGS AND CURRENT
    PORTION OF LONG-TERM DEBT
    AND CAPITAL LEASE                        $  8,969     $  4,953
  ACCOUNTS PAYABLE                             16,474       18,117
  DIVIDENDS PAYABLE                             1,435        1,432
  ACCRUED LIABILITIES                          16,225       17,727
  ESTIMATED TAXES ON INCOME                       149          413
                                             --------     --------
           TOTAL CURRENT LIABILITIES           43,252       42,642
                                             --------     --------

LONG-TERM DEBT AND CAPITAL LEASE               14,338       16,095
DEFERRED TAXES ON INCOME                        3,004        3,043
ACCRUED POSTRETIREMENT BENEFITS                 9,043        8,968
OTHER NONCURRENT LIABILITIES                    6,947        6,840
                                             --------     --------
           TOTAL NONCURRENT LIABILITIES        33,332       34,946
                                             --------     --------
                                               76,584       77,588
                                             --------     --------

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES     2,225        2,014
- -------------------------------------------  --------     --------

SHAREHOLDERS' EQUITY
- --------------------
  COMMON STOCK, $1 PAR VALUE: AUTHORIZED
    30,000,000 SHARES: ISSUED (INCLUDING
    TREASURY SHARES) 9,664,009 SHARES           9,664        9,664
  CAPITAL IN EXCESS OF PAR VALUE                  568          529
  RETAINED EARNINGS                            84,301       83,498
  EQUITY ADJUSTMENT FROM FOREIGN
    CURRENCY TRANSLATION                        5,318        3,577
                                             --------     --------
                                               99,852       97,268
  TREASURY STOCK, SHARES HELD AT COST;
    1994 - 405,611, 1993 - 458,375             (5,668)      (5,885)
                                             --------     --------
                                               94,184       91,383
                                             --------     --------
                                             $172,993     $170,985
                                             ========     ========

* CONDENSED FROM AUDITED FINANCIAL STATEMENTS.

                      QUAKER CHEMICAL CORPORATION
                      ---------------------------

                   CONSOLIDATED STATEMENT OF INCOME
                   --------------------------------

                    FOR THE PERIOD ENDED MARCH 31,
                    ------------------------------

                                                   UNAUDITED
                                            (DOLLARS IN THOUSANDS
                                           EXCEPT PER SHARE FIGURES)
                                           -------------------------
                                               1994        1993
                                               ----        ----

INCOME
  NET SALES                                $   45,093   $   48,361
  OTHER INCOME, NET                               358          203
                                           ----------   ----------
                                               45,451       48,564
                                           ----------   ----------

COSTS AND EXPENSES
  COST OF GOODS SOLD                           25,383       27,822
  SELLING, ADMINISTRATIVE AND
    GENERAL EXPENSES                           16,354       16,945
                                           ----------   ----------
                                               41,737       44,767
                                           ----------   ----------

INCOME FROM OPERATIONS                          3,714        3,797

INTEREST EXPENSE                                 (330)        (380)
INTEREST INCOME                                   136          469
                                           ----------   ----------
INCOME BEFORE TAXES                             3,520        3,886

TAXES ON INCOME                                 1,408        1,477
                                           ----------   ----------
                                                2,112        2,409

EQUITY IN NET INCOME OF ASSOCIATED
  COMPANIES                                       237          415
MINORITY INTEREST IN NET INCOME OF
  SUBSIDIARIES                                   (100)        (100)
                                           ----------   ----------
NET INCOME                                 $    2,249   $    2,724
                                           ==========   ==========

PER SHARE:
  NET INCOME                                    $0.24        $0.30
  DIVIDENDS                                     $0.16        $0.15

  BASED ON WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                     9,252,727    9,198,536

                      QUAKER CHEMICAL CORPORATION
                      ---------------------------

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                 ------------------------------------

                     FOR THE PERIOD ENDED MARCH 31,
                     ------------------------------

                                                  UNAUDITED
                                            (DOLLARS IN THOUSANDS)
                                            ----------------------
                                               1994        1993
                                               ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES        $ (1,105)   $  2,681
                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  SHORT-TERM INVESTMENTS                       1,000        (471)
  DIVIDENDS FROM ASSOCIATED COMPANIES            551         277
  INVESTMENT IN ASSOCIATED COMPANY            (3,319)
  PURCHASE OF PROPERTY, PLANT
    AND EQUIPMENT                             (2,147)     (1,373)
  OTHER                                           47          72
                                            --------    --------
    NET CASH USED IN INVESTING
      ACTIVITIES                              (3,868)     (1,495)
                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  SHORT-TERM DEBT INCURRED                     4,000       1,500
  CAPITAL LEASE INCURRED                                     879
  REPAYMENT OF SHORT-TERM DEBT                   (49)       (434)
  REPAYMENT OF LONG-TERM DEBT                 (1,667)
  REPAYMENT OF CAPITAL LEASE                    (101)       (610)
  DIVIDENDS PAID                              (1,433)     (1,379)
  TREASURY STOCK ISSUED                          256         233
  OTHER                                           (3)         93
                                            --------    --------
    NET CASH PROVIDED FROM FINANCING
      ACTIVITIES                               1,003         282
                                            --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH           31        (178)
                                            --------    --------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                            (3,939)      1,290

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                         19,293      24,373
                                            --------    --------
  END OF PERIOD                             $ 15,354    $ 25,663
                                            ========    ========
CASH PAID FOR:
  INCOME TAXES                              $  1,264    $  1,237
  INTEREST                                       556         650

                          * * * * * * * * * *

                 Management's Discussion and Analysis of
                 ---------------------------------------

              Financial Condition and Results of Operations
              ---------------------------------------------


Liquidity and Capital Resources
- -------------------------------

    The working capital ratio at March 31, 1994 was 1.9 to 1 as compared to
2.0 to 1 at December 31, 1993, reflecting the continuation of an adequate level of liquidity necessary to support operations. The company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt and capital lease) declined $9.0 million during the quarter. This was due primarily to a cash investment of approximately $3.3 million in a joint venture and increased short-term borrowings in the U.S. associated with (i) seasonal cash needs, (ii) the replacement of maturing long-term obligations with short-term debt, and (iii) increases in non-cash (primarily accounts receivable) working capital. Working capital decreased $2.7 million during the quarter mainly as a result of the aforementioned reduction in net cash.

    During March, 1994, the company entered into an agreement for the creation of the above-noted joint venture with Fluid Recycling Services Company which is expected to enhance the Total Fluid Management (TFM) capabilities of the company. In addition to the initial contribution, additional investments are expected over the next few years based on the growth of the venture.

Comparison of First Quarter 1994 with First Quarter 1993
- --------------------------------------------------------

    Consolidated net sales for the first quarter of 1994 decreased $3.3 million (7%) while income from operations decreased $.1 million (2%) when compared to the first quarter of 1993. The decrease in sales was due to a 3% decline in volume; a 2% reduction associated with currency translation; and declines of 1% each from price and product mix, and the net result of acquisitions and divestitures. The decrease in the volume for the quarter was mainly a result of a reduction in orders shipped to the People's Republic of China (PRC) as that country worked down an earlier inventory buildup; the European recession's impact on customer production levels, particularly in the steel and automotive markets of Southern Europe; and the adverse effect of the continued slump in the aircraft and aerospace industry. Shipments to the PRC are expected to resume in the second quarter, hopefully, under a more consistent order pattern. The company continues to be challenged with pricing pressures in key markets and increased customer efficiencies in the usage of chemical products. While operating conditions in the United States appear healthy, uncertainty exists as to whether or not the current pace of industrial activity can continue given the Federal Reserve Board's recent actions to restrain inflation. In Europe, though there have been modest signs of improvement in some of our markets, it is difficult to predict the timing of an overall recovery.

    Operating margins as a percentage of sales were comparable to first quarter 1993 as improved sales mix, lower raw material costs, and cost savings associated with the company's 1993 repositioning program offset the negative leverage effect of fixed costs on reduced sales volume. The after-tax financial benefit generated in the first quarter 1994 from the 1993 repositioning program was approximately $.05 per share. Interest income declined mainly as a result of lower cash holdings by the company. The effective tax rate in the first quarter of 1994 increased slightly versus first quarter 1993 primarily as a result of foreign taxes on earnings at rates different than the U.S. federal tax rates. The decrease in equity in net income from associated companies was primarily due to lower earnings from the company's Japanese affiliate which is being hampered by sluggish demand in the Japanese steel industry. The negative influence of currency translation on first quarter 1994 net income was $.01 per share.

PART II.  OTHER INFORMATION

     Items 1-5 are inapplicable and have been omitted.

     Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits.
                    None.

               (b)  Reports on Form 8-K.
                    No report on Form 8-K was filed during the quarter for which this report is filed.



                        *  *  *  *  *  *  *  *  *


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              QUAKER CHEMICAL CORPORATION
                              ---------------------------
                                      (registrant)



                              JOSEPH F. SPANIER
                              -----------------------------------------------
                              Joseph F. Spanier, officer duly
                              authorized to sign this report,
                              Corporate Controller and
                              Principal Financial Officer





Date:  May 13, 1994
       ------------