Form 10-Q
period 1994-06-30
QUAKER CHEMICAL CORP
filed 1994-08-12
CIK 81362

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                         _______________________

                                FORM 10-Q

    / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1994

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

     Number of Shares of Common Stock
     Outstanding on July 29, 1994               9,238,987
                                             -----------------

     This report contains a total of 10 pages.

PART I.  FINANCIAL INFORMATION

        QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
        ---------------------------------------------------------

                     CONDENSED FINANCIAL INFORMATION
                     -------------------------------

     The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

          Consolidated balance sheet at June 30, 1994 and December 31, 1993

          Consolidated statement of income for the six months ended June 30, 1994 and 1993

          Consolidated statement of income for the three months ended June 30, 1994 and 1993

          Consolidated statement of cash flows for the six months ended June 30, 1994 and 1993




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

                      QUAKER CHEMICAL CORPORATION
                      ---------------------------

                      CONSOLIDATED BALANCE SHEET
                      --------------------------

                                           (DOLLARS IN THOUSANDS)
                                           ----------------------

                                              JUNE 30,     DEC 31,
                                                1994        1993
                                                ----        ----
                                             (UNAUDITED)      *
ASSETS
- ------

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                  $ 10,664     $ 19,293
  SHORT-TERM INVESTMENTS                                     1,000
  ACCOUNTS RECEIVABLE                          43,460       37,108
  INVENTORIES
    WORK IN PROCESS AND FINISHED GOODS          9,626        9,278
    RAW MATERIALS AND SUPPLIES                  9,642        8,269
  DEFERRED TAXES                                2,648        2,857
  OTHER CURRENT ASSETS                          6,716        6,582
                                             --------     --------
           TOTAL CURRENT ASSETS                82,756       84,387
                                             --------     --------

INVESTMENTS IN ASSOCIATED COMPANIES,
  AT EQUITY                                     9,677        6,224
                                             --------     --------

PROPERTY, PLANT AND EQUIPMENT
  LAND                                          6,705        6,440
  BUILDINGS AND IMPROVEMENTS                   37,103       35,590
  MACHINERY AND EQUIPMENT                      66,180       63,066
  CONSTRUCTION IN PROGRESS                      4,059        1,980
                                             --------     --------
                                              114,047      107,076
  LESS ACCUMULATED DEPRECIATION                55,805       50,525
                                             --------     --------
                                               58,242       56,551
                                             --------     --------

EXCESS OF COST OVER NET ASSETS
  OF ACQUIRED COMPANIES, NET                   14,755       14,472
DEFERRED TAXES                                  4,636        4,788
OTHER NONCURRENT ASSETS                         3,831        4,563
                                             --------     --------
                                               23,222       23,823
                                             --------     --------
                                             $173,897     $170,985
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

                                              JUNE 30,     DEC 31,
                                                1994        1993
                                                ----        ----
                                             (UNAUDITED)      *

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES
  SHORT-TERM BORROWINGS AND CURRENT
    PORTION OF LONG-TERM DEBT
    AND CAPITAL LEASE                        $  7,192     $  4,953
  ACCOUNTS PAYABLE                             16,217       18,117
  DIVIDENDS PAYABLE                                          1,432
  ACCRUED LIABILITIES                          16,236       17,727
  ESTIMATED TAXES ON INCOME                       211          413
                                             --------     --------
           TOTAL CURRENT LIABILITIES           39,856       42,642
                                             --------     --------

LONG-TERM DEBT AND CAPITAL LEASE               14,205       16,095
DEFERRED TAXES ON INCOME                        3,073        3,043
ACCRUED POSTRETIREMENT BENEFITS                 9,118        8,968
OTHER NONCURRENT LIABILITIES                    6,695        6,840
                                             --------     --------
           TOTAL NONCURRENT LIABILITIES        33,091       34,946
                                             --------     --------
                                               72,947       77,588
                                             --------     --------

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES     2,318        2,014
- -------------------------------------------  --------     --------

SHAREHOLDERS' EQUITY
- --------------------
  COMMON STOCK, $1 PAR VALUE: AUTHORIZED
    30,000,000 SHARES: ISSUED (INCLUDING
    TREASURY SHARES) 9,664,009 SHARES           9,664        9,664
  CAPITAL IN EXCESS OF PAR VALUE                  594          529
  RETAINED EARNINGS                            86,502       83,498
  EQUITY ADJUSTMENT FROM FOREIGN
    CURRENCY TRANSLATION                        7,801        3,577
                                             --------     --------
                                              104,561       97,268
  TREASURY STOCK, SHARES HELD AT COST;
    1994 - 398,587, 1993 - 446,160             (5,929)      (5,885)
                                             --------     --------
                                               98,632       91,383
                                             --------     --------
                                             $173,897     $170,985
                                             ========     ========

* CONDENSED FROM AUDITED FINANCIAL STATEMENTS.

                      QUAKER CHEMICAL CORPORATION
                      ---------------------------

                   CONSOLIDATED STATEMENT OF INCOME
                   --------------------------------

                     FOR SIX MONTHS ENDED JUNE 30,
                     -----------------------------

                                                   UNAUDITED
                                            (DOLLARS IN THOUSANDS
                                           EXCEPT PER SHARE FIGURES)
                                           -------------------------

                                               1994        1993
                                               ----        ----

INCOME
  NET SALES                                $   92,440   $   99,704
  OTHER INCOME, NET                               939          551
                                           ----------   ----------
                                               93,379      100,255
                                           ----------   ----------

COSTS AND EXPENSES
  COST OF GOODS SOLD                           52,132       57,707
  SELLING, ADMINISTRATIVE AND
    GENERAL EXPENSES                           33,739       35,822
  REPOSITIONING CHARGES                                      3,500
                                           ----------   ----------
                                               85,871       97,029
                                           ----------   ----------

INCOME FROM OPERATIONS                          7,508        3,226

INTEREST EXPENSE                                 (734)        (729)
INTEREST INCOME                                   296          816
                                           ----------   ----------
INCOME BEFORE TAXES                             7,070        3,313

TAXES ON INCOME                                 2,793        1,531
                                           ----------   ----------
                                                4,277        1,782

EQUITY IN NET INCOME OF ASSOCIATED
  COMPANIES                                       324          704
MINORITY INTEREST IN NET INCOME OF
  SUBSIDIARIES                                   (161)        (211)
                                           ----------   ----------
NET INCOME                                 $    4,440   $    2,275
                                           ==========   ==========

PER SHARE:
  NET INCOME                                    $0.48        $0.25
  DIVIDENDS                                     $0.16        $0.15

  BASED ON WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                   9,256,400    9,204,037

                      QUAKER CHEMICAL CORPORATION
                      ---------------------------

                   CONSOLIDATED STATEMENT OF INCOME
                   --------------------------------

                      THREE MONTHS ENDED JUNE 30,
                      ---------------------------

                                                  UNAUDITED
                                            (DOLLARS IN THOUSANDS
                                          EXCEPT PER SHARE FIGURES)
                                          -------------------------

                                               1993        1992
                                               ----        ----
INCOME
  NET SALES                                $   47,347   $   51,343
  OTHER INCOME, NET                               581          348
                                           ----------   ----------
                                               47,928       51,691
                                           ----------   ----------

COSTS AND EXPENSES
  COST OF GOODS SOLD                           26,749       29,885
  SELLING, ADMINISTRATIVE AND
    GENERAL EXPENSES                           17,385       18,877
    REPOSITIONING CHARGES                                    3,500
                                           ----------   ----------
                                               44,134       52,262
                                           ----------   ----------

INCOME FROM OPERATIONS                          3,794         (571)

INTEREST EXPENSE                                 (404)        (349)
INTEREST INCOME                                   160          347
                                           ----------   ----------
INCOME BEFORE TAXES                             3,550         (573)

TAXES ON INCOME                                 1,385           54
                                           ----------   ----------
                                                2,165         (627)

EQUITY IN NET INCOME OF ASSOCIATED
  COMPANIES                                        87          289
MINORITY INTEREST IN NET INCOME OF
  SUBSIDIARIES                                    (61)        (111)
                                           ----------   ----------
NET INCOME                                 $    2,191   $     (449)
                                           ==========   ==========

PER SHARE:
  NET INCOME                                    $0.24       ($0.05)
  DIVIDENDS                                       *            *

  BASED ON WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                   9,260,808    9,209,478

* DIVIDENDS APPLICABLE TO THE SECOND QUARTER ARE NORMALLY DECLARED AND PAID IN JULY.

                      QUAKER CHEMICAL CORPORATION
                      ---------------------------

                 CONSOLIDATED STATEMENT OF CASH FLOWS
                 ------------------------------------

                     FOR SIX MONTHS ENDED JUNE 30,
                     -----------------------------

                                                  UNAUDITED
                                            (DOLLARS IN THOUSANDS)
                                            ----------------------

                                               1994        1993
                                               ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES        $   (341)   $  7,255
                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  SHORT-TERM INVESTMENTS                       1,000         152
  DIVIDENDS FROM ASSOCIATED COMPANIES            864         277
  INVESTMENT IN ASSOCIATED COMPANY            (3,464)
  PURCHASE OF PROPERTY, PLANT
    AND EQUIPMENT                             (3,832)     (3,563)
  COMPANIES ACQUIRED EXCLUDING CASH                      (11,099)
  OTHER                                          266        (308)
                                            --------    --------
    NET CASH USED IN INVESTING
      ACTIVITIES                              (5,166)    (14,541)
                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  SHORT-TERM DEBT INCURRED                     5,565       1,752
  CAPITAL LEASE INCURRED                                     879
  REPAYMENT OF SHORT-TERM DEBT                (3,500)     (2,434)
  REPAYMENT OF LONG-TERM DEBT                 (1,761)
  REPAYMENT OF CAPITAL LEASE                    (182)       (697)
  DIVIDENDS PAID                              (2,868)     (2,760)
  TREASURY STOCK ISSUED                           21         401
  OTHER                                           (3)        145
                                            --------    --------
    NET CASH PROVIDED FROM FINANCING
      ACTIVITIES                              (2,728)     (2,714)
                                            --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH         (394)        (34)
                                            --------    --------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                            (8,629)    (10,034)

CASH AND CASH EQUIVALENTS AT:
  BEGINNING OF PERIOD                         19,293      24,373
                                            --------    --------
  END OF PERIOD                             $ 10,664    $ 14,339
                                            ========    ========
CASH PAID FOR:
  INCOME TAXES                              $  2,385    $  2,763
  INTEREST                                       700       1,016

                          * * * * * * * * * *

                 Management's Discussion and Analysis of
                 ---------------------------------------

              Financial Condition and Results of Operations
              ---------------------------------------------


Liquidity and Capital Resources
- -------------------------------

    The working capital ratio at June 30, 1994 was 2.1 to 1 as compared to
2.0 to 1 at December 31, 1993, reflecting the continuation of an adequate level of liquidity necessary to support operations. The company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt and capital lease) declined $11.9 million during the first six months of 1994. This was due primarily to a cash investment of approximately $3.5 million in a joint venture, cash outlays of about $1.5 million related to the company's 1993 repositioning program and increased short-term borrowings in the U.S. associated with (i) seasonal cash needs, (ii) the replacement of maturing long-term obligations with short-term debt, (iii) increases in non-cash (primarily accounts receivable) working capital. Working capital increased $1.2 million in the first half of 1994 mainly as a result of the aforementioned increases in non-cash working capital.

    On March 24, 1994, the formation of the above-noted joint venture with Fluid Recycling Services was completed. In addition to the initial contribution, additional investments are expected over the next few years based on the growth of the venture.

Comparison of Six Months 1994 with Six Months 1993
- --------------------------------------------------

    Consolidated net sales for the first half of 1994 decreased $7.3 million (7%) while comparative income from operations improved $.8 million (12%) versus the first half of 1993. The decrease in sales was due to a 2% reduction associated with currency translation; a decline of 1% from price and product mix; and a 4% decrease associated with the net result of acquisitions and divestitures. The company's major markets continue to be characterized by customers focused on increasing efficiencies in the usage of chemical products and lowering their costs by demanding more value-added services and exerting price pressures on suppliers. In addition, there are signs that raw material prices for many commodity chemicals are starting to rise. Operating conditions in the United States appear to be sustainable at the present pace at least into early 1995. In Europe, some positive trends have been apparent, but the timing of an overall recovery is difficult to predict. Continued improvement in operating results during 1994 is largely dependent on both the timing of the European economic recovery and the acceleration of the effectiveness of the company's service activities in the United States.

    Operating margins as a percentage of sales improved in the first half of 1994 when compared to the corresponding period in 1993 as improved sales mix, lower raw material costs, and cost savings associated with the company's 1993 repositioning program offset the negative leverage effect of fixed costs on reduced sales volume. The after-tax financial benefit generated in the first half of 1994 due to the 1993 repositioning program was approximately $.05 per share in each quarter. Other income rose primarily as a result of increased royalty income. Interest income declined due to lower cash holdings by the company. The effective tax rate in the first half of 1994 decreased 6% when compared to the first half of 1993 due in large part to the negative influence on the prior year rate of non-deductible expenses related to both goodwill and a second quarter repositioning charge. The decrease in equity in net income from associated companies was primarily due to lower earnings from the company's Japanese affiliate which is being hampered by sluggish demand in the Japanese steel industry and business development investments in the joint venture mentioned above. The negative influence of currency translation on first half 1994 net income was $.02 per share.

Comparison of Second Quarter 1994 with Second Quarter 1993
- ----------------------------------------------------------

    Consolidated net sales for the second quarter of 1994 decreased $4.0 million (8%) while comparative income from operations improved $.9 million (30%) versus the second quarter of 1993. The decrease in sales was primarily due to an 8% decrease associated with the net result of acquisitions and divestitures as volume improvements of 2% were offset by a decline of 1% each from price and product mix, and currency translation.

    The operating margin improvement in the second quarter of 1994 over 1993 resulted from more favorable sales mix and cost savings associated with the company's 1993 repositioning program. The reasons for the change in Other Income, Interest Income and the effective tax rate in the second quarter 1994 versus 1993 are basically the same as the six-month period.

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders.

                    The 1994 Annual Meeting of the Company's shareholders
               was held on May 4, 1994. At the Meeting, management's nominees, Lennox K. Black, Robert P. Hauptfuhrer, Frederick Heldring, Ronald J. Naples and Alex Satinsky were elected to fill the five available positions as Class II directors. Voting (expressed in numbers of votes) was as follows: Mr. Black -- 35,877,982 for, 47,605 against or withheld and no abstentions or broker non-votes; Mr. Hauptfuhrer -- 35,887,982 for, 37,605 against or withheld and no abstentions or broker non-votes;
               Mr. Heldring -- 35,886,882 for, 38,705 against or withheld and no abstentions or broker non-votes; Mr. Naples -- 35,870,232 for, 55,355 against or withheld and no abstentions or broker non-votes; and Mr. Satinsky -- 35,861,382 for, 64,205 against or withheld and no abstentions or broker non-votes.
                    At the Meeting, shareholders ratified the appointment of
               Price Waterhouse as the Company's independent auditors to examine and report on its financial statements for the year ending December 31, 1994 by a vote of 35,252,668 votes for, 662,614 votes against and 10,305 abstentions or broker non-votes.

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





Date:  August 12, 1994
       ---------------