Form 10-Q
period 1994-09-30
QUAKER CHEMICAL CORP
filed 1994-11-14
CIK 81362

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                         _______________________

                                 FORM 10-Q


    / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1994

                                    OR

    /  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ____________to____________


                       Commission file number 0-7154
                                              ------

                       QUAKER CHEMICAL CORPORATION
- -------------------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

            Pennsylvania                        23-0993790
   ------------------------------           ------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)           Identification No.)

       Elm and Lee Streets, Conshohocken, Pennsylvania 19428 - 0809
- -------------------------------------------------------------------------------
          (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code 610-832-4000
                                                   ------------

                              Not Applicable
- ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X     No
                          -----      -----

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of Shares of Common Stock
     Outstanding on October 31, 1994                8,932,375
                                                 ---------------

     This report contains a total of 12 pages.

PART I.  FINANCIAL INFORMATION

        QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
        ---------------------------------------------------------

                     CONDENSED FINANCIAL INFORMATION
                     -------------------------------

     The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

          Consolidated balance sheet at September 30, 1994 and
                        December 31, 1993

          Consolidated statement of income for the nine months ended September 30, 1994 and 1993

          Consolidated statement of income for the three months ended September 30, 1994 and 1993

          Consolidated statement of cash flows for the nine months ended September 30, 1994 and 1993




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

                       QUAKER CHEMICAL CORPORATION
                       ---------------------------

                        CONSOLIDATED BALANCE SHEET
                        --------------------------

                                                  (DOLLARS IN THOUSANDS)
                                                  ----------------------

                                                  SEPT 30,      DEC 31,
                                                    1994         1993
                                                    ----         ----
                                                 (UNAUDITED)       *
ASSETS
- ------

CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                     $  12,356    $  19,293
   SHORT-TERM INVESTMENTS                                         1,000
   ACCOUNTS RECEIVABLE                              41,586       37,108
   INVENTORIES
      WORK IN PROCESS AND FINISHED GOODS             9,962        9,278
      RAW MATERIALS AND SUPPLIES                     9,063        8,269
   DEFERRED TAXES                                    3,713        2,857
   OTHER CURRENT ASSETS                              8,082        6,582
                                                 ---------    ---------
            TOTAL CURRENT ASSETS                    84,762       84,387
                                                 ---------    ---------

INVESTMENTS IN ASSOCIATED COMPANIES,
   AT EQUITY                                        10,332        6,224
                                                 ---------    ---------

PROPERTY, PLANT AND EQUIPMENT
   LAND                                              6,709        6,440
   BUILDINGS AND IMPROVEMENTS                       36,059       35,590
   MACHINERY AND EQUIPMENT                          64,996       63,066
   CONSTRUCTION IN PROGRESS                          4,407        1,980
                                                 ---------    ---------
                                                   112,171      107,076
   LESS ACCUMULATED DEPRECIATION                    56,187       50,525
                                                 ---------    ---------
                                                    55,984       56,551
                                                 ---------    ---------

EXCESS OF COST OVER NET ASSETS
   OF ACQUIRED COMPANIES, NET                       12,120       14,472
DEFERRED TAXES                                       4,818        4,788
OTHER NONCURRENT ASSETS                              3,765        4,563
                                                 ---------    ---------
                                                    20,703       23,823
                                                 ---------    ---------

                                                 $ 171,781    $ 170,985
                                                 =========    =========

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS.

                       QUAKER CHEMICAL CORPORATION
                       ---------------------------

                        CONSOLIDATED BALANCE SHEET
                        --------------------------

                                                  (DOLLARS IN THOUSANDS)
                                                  ----------------------

                                                  SEPT 30,      DEC 31,
                                                    1994         1993
                                                    ----         ----
                                                 (UNAUDITED)       *
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES
   SHORT-TERM BORROWINGS AND CURRENT
      PORTION OF LONG-TERM DEBT
      AND CAPITAL LEASE                          $   7,200     $  4,953
   ACCOUNTS PAYABLE                                 18,392       18,117
   DIVIDENDS PAYABLE                                 1,390        1,432
   ACCRUED LIABILITIES                              15,378       17,727
   ESTIMATED TAXES ON INCOME                           581          413
                                                 ---------    ---------
            TOTAL CURRENT LIABILITIES               42,941       42,642
                                                 ---------    ---------

LONG-TERM DEBT AND CAPITAL LEASE                    12,304       16,095
DEFERRED TAXES ON INCOME                             3,185        3,043
ACCRUED POSTRETIREMENT BENEFITS                      9,193        8,968
OTHER NONCURRENT LIABILITIES                         6,736        6,840
                                                 ---------    ---------
            TOTAL NONCURRENT LIABILITIES            31,418       34,946
                                                 ---------    ---------

                                                    74,359       77,588
                                                 ---------    ---------

MINORITY INTEREST IN EQUITY OF SUBSIDIARIES          2,509        2,014
- -------------------------------------------      ---------    ---------

SHAREHOLDERS' EQUITY
- --------------------
   COMMON STOCK, $1 PAR VALUE: AUTHORIZED
      30,000,000 SHARES: ISSUED (INCLUDING
      TREASURY SHARES) 9,664,009 SHARES              9,664        9,664
   CAPITAL IN EXCESS OF PAR VALUE                      620          529
   RETAINED EARNINGS                                86,028       83,498
   EQUITY ADJUSTMENT FROM FOREIGN
      CURRENCY TRANSLATION                           9,503        3,577
                                                 ---------    ---------
                                                   105,815       97,268
   TREASURY STOCK, SHARES HELD AT COST;
      1994 - 695,795, 1993 - 446,160               (10,902)      (5,885)
                                                 ---------    ---------
                                                    94,913       91,383
                                                 ---------    ---------

                                                 $ 171,781    $ 170,985
                                                 =========    =========

*CONDENSED FROM AUDITED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENT OF INCOME
                     --------------------------------

                   FOR NINE MONTHS ENDED SEPTEMBER 30,
                   -----------------------------------
                                                          UNAUDITED
                                                   (DOLLARS IN THOUSANDS
                                                 EXCEPT PER SHARE FIGURES)
                                                 -------------------------

                                                    1994         1993
                                                    ----         ----
INCOME
   NET SALES                                     $ 142,557    $ 148,145
   OTHER INCOME, NET                                 1,294          752
                                                 ---------    ---------

                                                   143,851      148,897
                                                 ---------    ---------

COSTS AND EXPENSES
   COST OF GOODS SOLD                               80,352       85,693
   SELLING, ADMINISTRATIVE AND
      GENERAL EXPENSES                              51,882       55,185
   REPOSITIONING CHARGES                                          3,500
                                                 ---------    ---------
                                                   132,234      144,378
                                                 ---------    ---------

INCOME FROM OPERATIONS                              11,617        4,519

INTEREST EXPENSE                                    (1,107)      (1,082)
INTEREST INCOME                                        346        1,008
                                                 ---------    ---------
INCOME BEFORE TAXES                                 10,856        4,445

TAXES ON INCOME                                      4,332        2,088
                                                 ---------    ---------
                                                     6,524        2,357
EQUITY IN NET INCOME OF ASSOCIATED
   COMPANIES                                           555          952
MINORITY INTEREST IN NET INCOME OF
   SUBSIDIARIES                                       (286)        (304)
                                                 ---------    ---------

NET INCOME                                       $   6,793    $   3,005
                                                 =========    =========

PER SHARE:
   NET INCOME                                        $0.74        $0.33
   DIVIDENDS                                         $0.46        $0.45

   BASED ON WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING                      9,229,236    9,209,929

                       QUAKER CHEMICAL CORPORATION
                       ---------------------------

                     CONSOLIDATED STATEMENT OF INCOME
                     --------------------------------

                     THREE MONTHS ENDED SEPTEMBER 30,
                     --------------------------------

                                                          UNAUDITED
                                                   (DOLLARS IN THOUSANDS
                                                 EXCEPT PER SHARE FIGURES)
                                                 -------------------------

                                                    1994         1993
                                                    ----         ----
INCOME
   NET SALES                                     $  50,117    $  48,441
   OTHER INCOME, NET                                   355          201
                                                 ---------    ---------

                                                    50,472       48,642
                                                 ---------    ---------

COSTS AND EXPENSES
   COST OF GOODS SOLD                               28,220       27,986
   SELLING, ADMINISTRATIVE AND
      GENERAL EXPENSES                              18,143       19,363
   REPOSITIONING CHARGES                               --            --
                                                 ---------    ---------
                                                    46,363       47,349
                                                 ---------    ---------

INCOME FROM OPERATIONS                               4,109        1,293

INTEREST EXPENSE                                      (373)        (353)
INTEREST INCOME                                         50          192
                                                 ---------    ---------
INCOME BEFORE TAXES                                  3,786        1,132

TAXES ON INCOME                                      1,539          557
                                                 ---------    ---------
                                                     2,247          575
EQUITY IN NET INCOME OF ASSOCIATED
   COMPANIES                                           231          248
MINORITY INTEREST IN NET INCOME OF
   SUBSIDIARIES                                       (125)         (93)

                                                 ---------    ---------
NET INCOME                                       $   2,353    $     730
                                                 =========    =========

PER SHARE:
   NET INCOME                                        $0.26        $0.08
   DIVIDENDS                                         $0.31        $0.30

   BASED ON WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING                      9,182,098    9,221,520

                       QUAKER CHEMICAL CORPORATION
                       ---------------------------

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   ------------------------------------

                   FOR NINE MONTHS ENDED SEPTEMBER 30,
                   -----------------------------------
                                                          UNAUDITED
                                                   (DOLLARS IN THOUSANDS)
                                                 -------------------------

                                                    1994         1993
                                                    ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES             $   3,783    $   8,368
                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   SHORT-TERM INVESTMENTS                            1,000         (365)
   DIVIDENDS FROM ASSOCIATED COMPANIES                 927          457
   INVESTMENTS IN AND ADVANCES TO
      ASSOCIATED COMPANIES                          (4,325)
   PURCHASE OF PROPERTY, PLANT
      AND EQUIPMENT                                 (5,134)      (6,374)
   PROCEEDS FROM SALE OF SUBSIDIARY                  7,045
   PROCEEDS FROM THE SALE OF PATENT,
      PRODUCTION TECHNOLOGY AND OTHER
      RELATED NONCURRENT ASSETS                                   6,500
   COMPANIES ACQUIRED EXCLUDING CASH                            (11,099)
   OTHER                                               776       (1,301)
                                                 ---------    ---------
      NET CASH USED IN INVESTING
         ACTIVITIES                                    289      (12,182)
                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   SHORT-TERM DEBT INCURRED                          6,995        2,059
   CAPITAL LEASE INCURRED                                           878
   REPAYMENT OF SHORT-TERM DEBT                     (4,872)      (2,637)
   REPAYMENT OF LONG-TERM DEBT                      (3,582)      (1,667)
   REPAYMENT OF CAPITAL LEASE                         (264)        (764)
   DIVIDENDS PAID                                   (4,305)      (4,142)
   TREASURY STOCK ISSUED (ACQUIRED)                 (4,926)         743
   OTHER                                                            (17)
                                                 ---------    ---------
      NET CASH PROVIDED FROM FINANCING
         ACTIVITIES                                (10,954)      (5,547)
                                                 ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (55)       1,095
                                                 ---------    ---------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                 (6,937)      (8,266)

CASH AND CASH EQUIVALENTS AT:
   BEGINNING OF PERIOD                              19,293       24,373
                                                 ---------    ---------
   END OF PERIOD                                 $  12,356    $  16,107
                                                 =========    =========

CASH PAID FOR:
   INCOME TAXES                                  $   4,937    $   4,289
   INTEREST                                          1,350        1,279


                           * * * * * * * * * *

                  Management's Discussion and Analysis of
                  ---------------------------------------

               Financial Condition and Results of Operations
               ----------------------------------------------


Liquidity and Capital Resources
- -------------------------------

     The working capital ratio at September 30, 1994 was 2.0 to 1, the same as at December 31, 1993, reflecting the continuation of an adequate level of liquidity necessary to support operations. The company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt and capital lease) declined $10.2 million during the first nine months of 1994. This decline was due primarily to a cash investment and advances of approximately $4.3 million in a joint venture, cash outlays of about $2.1 million related to the company's 1993 repositioning program, increased short-term borrowings to finance the replacement of maturing long-term obligations with short-term debt, and increases in non-cash (primarily accounts receivable) working capital. Working capital remained virtually unchanged from year-end 1993 due to the offsetting impacts of the aforementioned changes in net cash and non-cash working capital.

     Pursuant to the plans identified in the company's 1993 repositioning program, the sale of certain of the company's businesses and assets were recently completed. On September 30, 1994, and November 7, 1994, respectively, the company consummated the sales of the businesses which comprised its wholly-owned subsidiary, Quaker Construction Products, Incorporated (QCP). On September 30, 1994, the coatings and waterproofing business of QCP was sold to Carlisle Coatings & Waterproofing, Incorporated, a subsidiary of Carlisle Corporation for approximately $8.2 million, $7.0 million of which was received at settlement. On November 7, 1994, the flooring business of QCP was sold to Thoro System Products, Incorporated, a subsidiary of Harris Chemical Group, Incorporated for approximately $2.8 million. In addition, the company sold its Pomona, California manufacturing facility, which had ceased production in 1993, for approximately $1.0 million on October 1, 1994. The transactions are not expected to have a material impact on the company's operating results.

     During the second and third quarters of 1994, the company repurchased a total of 304,000 outstanding shares of common stock for approximately $5.4 million as part of the previously announced share repurchase program. The share repurchases were funded primarily with the above noted business and asset sale proceeds.

Comparison of Nine Months 1994 with Nine Months 1993
- ----------------------------------------------------

     Net sales for the first nine months of 1994 decreased $5.6 million (4%) while income from operations, before repositioning charges, improved $3.6 million (45%) versus the first nine months of 1993. The decrease in sales was the net result of a 3% increase in volume offset by a decline of 2% from price and sales mix and a 5% decrease associated with the net result of acquisitions and divestitures.

     Operating margins as a percentage of sales improved in the first nine months of 1994 when compared to the corresponding period in 1993 as increased core market volume, improved sales mix, and cost savings associated with the company's 1993 repositioning program offset the negative leverage effect of fixed costs on reduced sales volume. The after-tax financial benefit generated in the first nine months of 1994 due to the 1993 repositioning program was approximately $.05 per share in each quarter. Other income rose primarily as a result of increased royalty income. Interest income declined due to lower cash holdings by the company. The effective tax rate in the first nine months of 1994 decreased 7% when compared to the first nine months of 1993 due in large part to the negative influence on the prior year rate of non-deductible expenses related to both goodwill and a second quarter repositioning charge. The decrease in equity in net income from associated companies was primarily due to business development investments in a joint venture and lower earnings from the company's Japanese affiliate which is being hampered by sluggish demand in the Japanese steel industry. The negative influence of currency translation on first nine months 1994 net income was $.01 per share.

     Operating conditions in the United States appear to be sustainable at the present pace into 1995. In Europe, there are encouraging signals as the region's automotive production rates show signs of sustained improvement, and steel production increases primarily to meet both local demand and export demand from the United States and Asia Pacific regions. However, raw material price increases have become evident in both the U.S. and Europe mainly on the larger commodities. Programs have been initiated to offset these increases in the fourth quarter and early next year. However, there may be some lag in the short-term in passing on the increases due to the longer term nature of some existing contracts and ongoing pricing pressures exerted by some major customer groups. Further improvement in operating results during 1994 is dependent on the sustainability of the positive economic trends in Europe, on minimizing the impact of recent raw material price increases, and on accelerating the effectiveness of the company's service activities in the United States.

Comparison of Third Quarter 1994 with Third Quarter 1993
- --------------------------------------------------------

     Consolidated net sales for the third quarter of 1994 increased $1.7 million (3%) while comparative income from operations improved $2.8 million (218%) versus the third quarter of 1993. The increase in sales was primarily due to positive improvements related to volume and currency translation of 11% and 3%, respectively, partially offset by an 8% decrease associated with the net result of acquisitions and divestitures and a decline of 3% from price and product mix.

     The operating margin improvement in the third quarter of 1994 over 1993 resulted from increased volume (particularly in Europe), more favorable sales mix, and cost savings associated with the company's 1993 repositioning program. The reasons for the changes in Other Income and Interest Income are basically the same as the nine-month period. The change in effective tax rate in the third quarter 1994 versus 1993 is mainly a result of the combination of non-deductible expenses and low level of sales in 1993.

PART II.  OTHER INFORMATION

     Items 1-5 are inapplicable and have been omitted.

     Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits.
                    Exhibit 27, Financial Data Schedule

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

                              QUAKER CHEMICAL CORPORATION
                              ---------------------------
                                      (registrant)



                              RICHARD J. FAGAN
                              ---------------------------------------
                              Richard J. Fagan, officer duly
                              authorized to sign this report,
                              Acting Corporate Controller,
                              Corporate Treasurer and Principal
                              Financial and Chief Accounting
                              Officer



Date:  November 11, 1994
       -----------------