Form 10-K
QUAKER CHEMICAL CORP
filed 1995-03-30
CIK 81362

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1994

                                    or

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                for transition period from       to

                       Commission file number 0-7154

                        QUAKER CHEMICAL CORPORATION
          (Exact name of Registrant as specified in its charter)

  A Pennsylvania Corporation                      No. 23-0993790
--------------------------------       ------------------------------------
(State or other jurisdiction of        (I.R.S. EMPLOYER IDENTIFICATION NO.)
 incorporation or organization)

        Elm and Lee Streets, Conshohocken, Pennsylvania     19428
        ----------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

     Registrant's telephone number, including area code (610) 832-4000

        Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each Exchange on
     Title of each class                                which registered
     -------------------                           ------------------------
                                   None

        Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $1.00 par value
                      -----------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days. Yes  X  No    .
                                                              ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the Nasdaq National Market System on March 17, 1995): $131,270,024.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 8,801,739 shares of Common Stock, $1.00 Par Value, as of March 17, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 are incorporated into Parts I and II.

(2) Portions of the Registrant's definitive Proxy Statement dated March 31, 1995 in connection with the Annual Meeting of Shareholders to be held on May 4, 1995 are incorporated into Part III.

The exhibit index is located on page 12.

===========================================================================

                                  PART I

     As used in this Report, the term "Quaker," unless the context otherwise requires, means Quaker Chemical Corporation, its subsidiaries, and associated companies.

Item 1.        Business.
General Description
     Quaker develops, produces, and markets a broad range of formulated chemical specialty products and services for various heavy industrial, institutional, and manufacturing applications. Quaker's principal products and services include: (i) rolling lubricants (used by manufacturers of steel in the hot and cold rolling of steel); (ii) corrosion preventives (used by steel and metalworking customers to protect metal during manufacture, storage, and shipment); (iii) metal finishing compounds (used to prepare metal surfaces for special treatments such as galvanizing and tin plating and to prepare metal for further processing); (iv) machining and grinding compounds (used by metalworking customers in cutting, shaping, and grinding metal parts which require special treatment to enable them to tolerate the manufacturing process); (v) forming compounds (used to facilitate the drawing and extrusion of metal products); (vi) paper production products (used as defoamers, release agents, softeners, debonders, and dispersants); (vii) hydraulic fluids (used by steel, metalworking, and other customers to operate hydraulically activated equipment); (viii) products for the removal of hydrogen sulfide in various industrial applications; and (ix) programs to provide recycling and chemical management services.
     AC Products, Inc., a United States subsidiary, is a producer of products primarily for the aerospace industry. Businesses previously conducted by Quaker Construction Products, Inc., QSC Products, Ltd., Multi-Chemical Products, Inc., and Selby, Battersby & Co. were sold in 1994. Collectively, these businesses made and/or sold sealants, coatings, and flooring systems for construction, industrial use, and/or maritime use.
     In 1995, the Company entered into agreements to (i) acquire 90% of the common stock of a chemical specialty business in Brazil, and (ii) create a manufacturing joint venture in the People's Republic of China.
If consummated, these acquisitions will require cash investments in 1995 of approximately $5.4 million. Additionally, the acquisition in Brazil will require additional outlays in 1996 and 1997 totalling up to approximately $2.6 million.
     For additional information regarding the aforementioned acquisitions and divestitures, see Note 10 of Notes to Consolidated Financial Statements which appears on page 24 of the Registrant's 1994 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

     Substantially all of Quaker's sales worldwide are made directly through its own sales forces. Quaker salesmen and saleswomen visit the plants of customers regularly, and through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker's existing products or by applying new formulations developed in Quaker's laboratories. Sales personnel may call upon Quaker's regional managers, product managers, and members of its laboratory staff for assistance in obtaining and setting up product tests and evaluating the results of such tests. In 1994, certain products were also sold in Canada, Korea, and India by exclusive licensees under long-term royalty agreements.
     Generally, separate manufacturing facilities of a single customer are served by different sales personnel.

Competition
     The chemical specialty industry is composed of a number of companies of similar size as well as companies larger and smaller than Quaker. Quaker cannot readily determine its precise position in the industry. Many competitors are in fewer and more specialized product classifications or provide different levels of technical services in terms of specific formulations for individual customers. Competition in the industry is based primarily on the ability to provide products which meet the needs of the customer and render technical services and laboratory assistance to customers and, to a lesser extent, on price.

Major Customers
     During 1994, Quaker's five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 15% of its consolidated net sales with the largest of these customers accounting for approximately 4% of consolidated net sales. No one subsidiary or division of these five customers accounted for more than 3% of consolidated net sales. During the same period, approximately 46% of consolidated net sales were made to customers in the steel industry.

Raw Materials
     Quaker uses over 500 raw materials, including mineral oils, fats and fat derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of organic and inorganic compounds. In 1994, only one raw material accounted for as much as 10% of the total cost of Quaker's raw material purchases. Quaker has multiple sources of supply for most materials, and Management believes that the failure of any single supplier would not have a material adverse effect upon its business.

Patents and Trademarks
     Quaker has a limited number of patents and patent applications, including patents issued, applied for, or acquired in the United States and in various foreign countries, some of which may prove to be material to its business. Principal reliance is placed upon Quaker's proprietary formulae and the application of its skills and experience to meet customer needs. Quaker's products are identified by trademarks which are registered throughout its marketing area. Quaker makes little use of advertising but relies heavily upon its reputation in the markets which it serves.

Research and Development--Laboratories
     Quaker's research and development laboratories are directed primarily toward applied research and development since the nature of Quaker's business requires continuing modification and improvement of formulations to provide chemical specialties to satisfy customer requirements.
     Quaker maintains quality control laboratory facilities in each of its manufacturing locations. In addition, Quaker maintains in Conshohocken, Pennsylvania, laboratory facilities which are devoted primarily to applied research and development.
     Most of Quaker's subsidiaries and associates also have laboratory facilities. Although not as complete as the Conshohocken laboratories, these facilities are generally sufficient for the requirements of the customers being served. If problems are encountered which cannot be resolved by local laboratories, such problems may be referred to the corporate laboratory staff, which also defines and supervises corporate research projects.
     Approximately 181 persons, of whom 105 have B. S. degrees and 28 have B.S. and advanced degrees, are employed in Quaker's laboratories.

Number of Employees
     On December 31, 1994, Quaker had 955 full-time employees, of whom 334 were employed by the parent company, 529 were employed by its non-U.S. subsidiaries and associates, and 92 were employed by all U.S.
subsidiaries.

Product Classification
     Incorporated by reference is the information concerning product classification by markets served appearing under the caption "Supplemental Financial Information" on page 26 of the Registrant's 1994 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Non-U.S. Activities
     Incorporated by reference is the information concerning non-U.S. activities appearing in Note 9 to Notes to Consolidated Financial
Statements on page 23 of the Registrant's 1994 Annual Report to Shareholders and under the caption "General" of the Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations which appear on pages 28 and 29, respectively, of the aforementioned Report, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 2.        Properties.
     Quaker's principal facilities in the United States are located in Conshohocken, Pennsylvania and Detroit, Michigan. Quaker's non-U.S. subsidiaries own facilities in Woodchester, England; Uithoorn, The Netherlands; Villeneuve, France; and Santa Perpetua de Mogoda, Spain. All of these facilities are owned mortgage free. Financing for the Corporate Technical Center in Conshohocken, Pennsylvania was arranged through the use of industrial revenue and development bonds with an outstanding balance at December 31, 1994 of $5,000,000. A non-operating facility in Pomona, California and operating facilities in Verona, Italy and Sapulpa, Oklahoma were sold in 1994.
     Quaker's aforementioned facilities consist of various manufacturing, administrative, warehouse, and laboratory buildings. Substantially all of the buildings are of fire-resistant construction and are equipped with sprinkler systems. All facilities are primarily of masonry and/or steel construction and are adequate and suitable for Quaker's present operations. The Company has a program to identify needed capital improvements which will be implemented as Management considers necessary or desirable. Most locations have various numbers of raw material storage tanks ranging from 6 to 63 having a capacity from 500 to 80,000 gallons each and processing or manufacturing vessels ranging in capacity from 50 to 12,000 gallons each.
     In order to facilitate compliance with applicable federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment, currently directed primarily to facilities in the United States for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility in the United States by Quaker and/or independent environmental experts, as well as ongoing inspections by on-site personnel. Such inspections are addressed to operational matters, recordkeeping, reporting requirements, and capital improvements. In 1994, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $700,000.

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

Item 3.        Legal Proceedings.
     The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and federal and state agencies relating to various matters including environmental matters, none of which is expected to result in monetary sanctions in an amount or in an award that would have a material adverse effect on the Company's financial condition. For information concerning pending asbestos-related cases against a subsidiary and amounts accrued associated with certain environmental investigatory and noncapital remediation costs, refer to
Note 11 to Notes to Consolidated Financial Statements which appears on page 24 in the Registrant's 1994 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 4.        Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of security holders during the last quarter of the period covered by this Report.

Item 4(a).  Executive Officers of the Registrant.
                                                                Year First
                                                                Elected as
                                                               an Executive
    Name                Office (since)                   Age      Officer
---------------------------------------------------------------------------
Peter A. Benoliel       Chairman of the Board (1980)     63        1963
S. W. W. Lubsen         President (1988) and Chief       51        1988
                          Executive Officer (1993)
Jose Luiz Bregolato     Vice President-South America     49        1993
                          (1993)
John E. Burrows, Jr.    Vice President-North America     48        1990
                          (1992)
Daniel S. Ma            Vice President-Asia/Pacific      54        1995
                          (1995)
Marcus C. J. Meijer     Vice President-Europe (1990)     47        1990
Clifford E. Montgomery  Vice President-Human Resources   47        1990
                          (1990)
Karl H. Spaeth          Vice President (1981) and        66        1972
                          Corporate Secretary (1972)

     All of the Executive Officers with the exception of Messrs. Bregolato, Burrows, Ma, Meijer, and Montgomery have served as officers of the Registrant for more than the past five years. Prior to being elected Chief Executive Officer of the Registrant, Mr. Lubsen served as President and Chief Operating Officer, a position to which he was elected in 1988. Prior to his election as an officer of the Registrant, Mr. Bregolato served as Financial Consultant and Administrative Director of Fabrica Carioca de Catalisadores, S.A. to which he was appointed in 1985. Prior to his election as an officer of the Registrant, Mr. Meijer served as Managing Director of Quaker Chemical B.V. to which he was appointed in 1988. Prior to his election as an officer of the Registrant, Mr. Burrows served as Division Manager, Marine Colloids Division of FMC Corporation, a position to which he was appointed in 1986. Prior to being elected Vice President-Human Resources, Mr. Montgomery served as Manager of Human Resources,
General Electric's Worldwide Marketing and Product Management Organization. Mr. Ma was appointed Managing Director, Asia/Pacific Region, in 1993.
Prior to that he served as Business Manager, PPG Industries, Inc., a position to which he was appointed in 1991. Prior to that, he served in various capacities with Ciba-Geigy Corporation, its subsidiaries and affiliated companies.
     There is no family relationship between any of the Registrant's Executive Officers. Each Officer is elected for a term of one year.

                                  PART II

Item 5.        Market for Registrant's Common Equity and
               Related Stockholder Matters.
     Incorporated by reference is the information appearing under the caption "Stock Market and Related Security Holder Matters" on page 26 of the Registrant's 1994 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 6.        Selected Financial Data.
     Incorporated by reference is the information appearing under the caption "Selected Financial Information" on page 27 of the Registrant's 1994 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.
     Incorporated by reference is the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 and 29 of the Registrant's 1994 Annual Report to Shareholders, the incorporated portions of which are included as
Exhibit 13 to this Report.

Item 8.        Financial Statements and Supplementary Data.
     Incorporated by reference is the information appearing on pages 14 through 26 of the Registrant's 1994 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.


                                 PART III

Item 10. Directors and Executive Officers of the Registrant. Incorporated by reference is the information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" contained in the Registrant's definitive Proxy Statement to be filed no later than 120 days after the close of its fiscal year ended December 31, 1994 (the "1995 Proxy Statement") and the information appearing in Item 4(a) on page 5 of this Report. Based solely on the Company's review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended, and written representations of the Company's officers and directors, the Company believes that all reports required to be filed pursuant to the 1934 Act with respect to transactions in the Company's Common Stock through December 31, 1994 were filed on a timely basis, except for one filing on Form 4 covering one transaction each for Mr. Benoliel and for Mr. Black.

Item 11.       Executive Compensation.
     Incorporated by reference is the information beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation/Management Development Committee Report on Executive Compensation" contained in the Registrant's 1995 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
     Incorporated by reference is the information beginning immediately following the caption "Security Ownership of Certain Beneficial Owners and Management" to, but not including, the caption "Election of Directors" contained in the Registrant's 1995 Proxy Statement.

Item 13.       Certain Relationships and Related Transactions.
     No information is required to be provided in response to this Item 13.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Exhibits and Financial Statement Schedules
         1. Financial Statements
                 The following is a list of the Financial Statements which
            have been incorporated by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994, as set forth in Item 8:
                 Consolidated Statement of Operations
                 Consolidated Statement of Cash Flows
                 Consolidated Balance Sheet
                 Notes to Consolidated Financial Statements
                 Report of Independent Accountants

         2. Financial Statement Schedules
                 All schedules are omitted because they are not applicable
            or the required information is shown in the financial statements or notes thereto.
                 Financial statements of 50% or less owned companies have
            been omitted because none of the companies meets the criteria requiring inclusion of such statements.
         3. Exhibits (numbered in accordance with Item 601 of
            Regulation S-K)

            3(a) --Articles of Incorporation.
                   Incorporated by reference to Exhibit 3(a) to Form 10-Q
                   as filed by the Registrant for the Quarter ended
                   March 31, 1987.
            3(b) --By Laws.
                   Incorporated by reference to Exhibit 3(b) to Form 10-Q
                   as filed by the Registrant for the Quarter ended
                   June 30, 1993.
            4    --Shareholder Rights Plan.  Incorporated by reference to
                   Form 8-K as filed by the Registrant on February 20, 1990.
            10(a)--Long-Term Performance Incentive Plan as approved May 5,
                   1993. Incorporated by reference to Exhibit 10(a) as filed by the Registrant with Form 10-K for the year
                   1993.
            10(b)--Employment Agreement by and between Registrant and Peter
                   A. Benoliel. Incorporated by reference to Exhibit 10(b) as filed by Registrant with Form 10-K for the year
                   1989.*
            10(c)--Employment Agreement by and between the Registrant and
                   S. W. W. Lubsen. Incorporated by reference to Exhibit 10(c) as filed by Registrant with Form 10-K for the year 1989.*
            10(d)--Restricted Stock and Cash Bonus Plan and Agreement by
                   and between the Registrant and S. W. W. Lubsen. Incorporated by reference to Exhibit 10(d) as filed by Registrant with Form 10-K for the year 1989.*
            10(e)--Employment Agreement by and between Registrant and John
                   E. Burrows, Jr. Incorporated by reference to Exhibit 10(h) as filed by Registrant with Form 10-K for the year 1990.*

            10(f)--Employment Agreement by and between Registrant and
                   Clifford E. Montgomery. Incorporated by reference to
                   Exhibit 10(i) as filed by Registrant with Form 10-K
                   for the year 1990.*
            10(h)--Documents constituting employment contract by and
                   between Quaker Chemical Europe B.V. and M. C. J. Meijer. Incorporated by reference to Exhibit 10(b) as filed by Registrant with Form 10-K for the year 1993.*
            13   --Portions of the 1994 Annual Report to Shareholders
                   incorporated by reference.
            21   --Subsidiaries and Affiliates of the Registrant.
            23   --Consent of Independent Accountants.
            27   --Financial Data Schedule.

* A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

     (b) Reports on Form 8-K.
         No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this Report.
     (c) The exhibits required by Item 601 of Regulation S-K filed as part of this Report or incorporated herein by reference are listed in subparagraph (a)(3) of this Item 14.
     (d) The financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             QUAKER CHEMICAL CORPORATION
                                          ---------------------------------
                                                       Registrant

Date:  March 30, 1995              By:  SIGISMUNDUS W. W. LUBSEN
                                      -------------------------------------
                                             Sigismundus W. W. Lubsen
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signatures              Capacity                       Date

SIGISMUNDUS W. W. LUBSEN
-------------------------
Sigismundus W. W. Lubsen    Principal Executive Officer    March 30, 1995
President and Chief         and Director
  Executive Officer


RICHARD J. FAGAN
-------------------------
Richard J. Fagan            Principal Accounting Officer   March 30, 1995
Corporate Controller and
  Acting Treasurer


PETER A. BENOLIEL
-------------------------
Peter A. Benoliel,          Director                       March 30, 1995
Chairman of the Board


JOSEPH B. ANDERSON, JR.
------------------------
Joseph B. Anderson, Jr.     Director                       March 30, 1995


PATRICIA C. BARRON
------------------------
Patricia C. Barron          Director                       March 30, 1995


WILLIAM L. BATCHELOR
------------------------
William L. Batchelor        Director                       March 30, 1995


LENNOX K. BLACK
------------------------
Lennox K. Black             Director                       March 30, 1995


EDWIN J. DELATTRE
------------------------
Edwin J. Delattre           Director                       March 30, 1995


FRANCIS J. DUNLEAVY
------------------------
Francis J. Dunleavy         Director                       March 30, 1995


ROBERT P. HAUPTFUHRER
------------------------
Robert P. Hauptfuhrer       Director                       March 30, 1995


FREDERICK HELDRING
------------------------
Frederick Heldring          Director                       March 30, 1995


RONALD J. NAPLES
------------------------
Ronald J. Naples            Director                       March 30, 1995


ALEX SATINSKY
------------------------
Alex Satinsky               Director                       March 30, 1995


D. ROBERT YARNALL, JR.
------------------------
D. Robert Yarnall, Jr.      Director                       March 30, 1995