Form 10-Q
period 1995-03-31
QUAKER CHEMICAL CORP
filed 1995-05-15
CIK 81362

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                          _______________________

                                 FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1995

                                    OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________to____________


                       Commission file number 0-7154
                                              ------

                        QUAKER CHEMICAL CORPORATION
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Pennsylvania                                 23-0993790
- ----------------------------------              --------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                   Identification No.)

       Elm and Lee Streets, Conshohocken, Pennsylvania  19428-0809
     -----------------------------------------------------------------
        (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code 610-832-4000
                                                        --------------
                              Not Applicable
     -----------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.

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

     Number of Shares of Common Stock
     Outstanding on April 28, 1995                 8,801,305
                                                 --------------

PART I.  FINANCIAL INFORMATION

         QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED FINANCIAL INFORMATION

     The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

               Consolidated Balance Sheet at March 31, 1995 and
                 December 31, 1994

               Consolidated Statement of Income for the three months
                 ended March 31, 1995 and 1994

               Consolidated Statement of Cash Flows for the three months
                 ended March 31, 1995 and 1994




                            * * * * * * * * * *




                  NOTE TO CONDENSED FINANCIAL INFORMATION

     The attached condensed financial information has been prepared in accordance with instructions for Form 10-Q and, therefore, does not include all financial note information which might be necessary for a fair presentation in accordance with generally accepted accounting principles. Such condensed financial information is unaudited, but in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of results for the periods indicated. The net income reported for the periods should not necessarily be regarded as indicative of net income on an annualized basis; however, significant variations from the results for the same period of the previous year, if any, have been disclosed in the accompanying management's discussion and analysis.

                        Quaker Chemical Corporation

                        Consolidated Balance Sheet

                                                    (dollars in thousands)

                                                    March 31,    December 31,
                                                      1995          1994
                                                   (Unaudited)       *
- -------------------------------------------------------------------------------
Assets

Current assets
  Cash and cash equivalents                         $  5,633      $ 11,345
  Accounts receivable                                 48,951        43,841
  Inventories
    Raw materials and supplies                         8,794         8,795
    Work in process and finished goods                10,791         9,042
  Deferred income taxes                                1,873         1,473
  Prepaid expenses and other current assets            6,259         8,904
                                                    --------      --------
                                                      82,301        83,400
                                                    --------      --------

Investments in and advances to associated
  companies                                           10,821         9,885
                                                    --------      --------

Property, plant and equipment, at cost
  Land                                                 7,002         6,702
  Buildings and improvements                          36,495        34,529
  Machinery and equipment                             65,373        63,403
  Construction in progress                             2,927         1,015
                                                    --------      --------
                                                     111,797       105,649
  Less accumulated depreciation                       57,555        53,955
                                                    --------      --------
                                                      54,242        51,694
                                                    --------      --------

Excess of cost over net assets
  of acquired companies                               12,825        12,262
Deferred income taxes                                  4,986         4,971
Other noncurrent assets                                7,701         7,960
                                                    --------      --------
                                                      25,512        25,193
                                                    --------      --------
                                                    $172,876      $170,172
                                                    ========      ========

* Condensed from audited financial statements.

                          Quaker Chemical Corporation

                          Consolidated Balance Sheet

                                                      (dollars in thousands)

                                                     March 31,     December 31,
                                                       1995           1994
                                                    (Unaudited)         *
- -------------------------------------------------------------------------------
Liabilities

Current liabilities
  Short-term borrowings and current
    portions of long-term debt
    and capital leases                              $  9,831      $  8,062
  Accounts payable                                    22,000        20,575
  Dividends payable                                                  1,500
  Accrued liabilities                                  9,700        12,850
  Estimated taxes on income                              103           440
                                                    --------      --------
        Total current liabilities                     41,634        43,427
                                                    --------      --------

Long-term debt and capital leases                     10,571        12,207
Deferred income taxes                                  3,101         3,081
Accrued postretirement benefits                        8,818         8,767
Other noncurrent liabilities                           6,395         6,410
                                                    --------      --------
        Total noncurrent liabilities                  28,885        30,465
                                                    --------      --------

                                                      70,519        73,892
                                                    --------      --------

Minority interest in equity of subsidiary              2,548         2,603
                                                    --------      --------

Shareholders' equity
  Common stock, $1 par value; authorized
    30,000,000 shares; issued (including
    treasury shares) 9,664,009 shares                  9,664         9,664
  Capital in excess of par value                         759           649
  Retained earnings                                   89,052        87,137
  Foreign currency translation adjustments            14,347         9,856
                                                    --------      --------
                                                     113,822       107,306
  Treasury stock, shares held at cost;
    1995 - 860,291, 1994 - 844,691                   (14,013)      (13,629)
                                                    --------      --------
                                                      99,809        93,677
                                                    --------      --------

                                                    $172,876      $170,172
                                                    ========      ========

* Condensed from audited financial statements

                          Quaker Chemical Corporation

                       Consolidated Statement of Income
                         Three Months Ended March 31,

                                                           Unaudited
                                                     (dollars in thousands
                                                     except per share data)

                                                      1995          1994
- -------------------------------------------------------------------------------
Income
  Net sales                                         $ 54,527      $ 45,093
  Other income, net                                      154           358
                                                    --------      --------
                                                      54,681        45,451
                                                    --------      --------

Costs and expenses
  Cost of goods sold                                  32,724        25,383
  Selling, administrative and
    general expenses                                  18,521        16,354
                                                    --------      --------
                                                      51,245        41,737
                                                    --------      --------

Income from operations                                 3,436         3,714

Interest expense                                        (332)         (330)
Interest income                                           89           136
                                                    --------      --------
Income before taxes                                    3,193         3,520
                                                    --------      --------

Taxes on income                                        1,261         1,408
                                                    --------      --------
                                                       1,932         2,112
Equity in net income of associated
  companies                                               90           237
Minority interest in net income of
  subsidiary                                            (107)         (100)
                                                    --------      --------

Net income                                          $  1,915      $  2,249
                                                    ========      ========

Per share data:
  Net income                                           $0.22         $0.24
  Dividends declared                                   $0.17         $0.16

  Based on weighted average number
    of shares outstanding                          8,823,989     9,252,727

                          Quaker Chemical Corporation

                     Consolidated Statement of Cash Flows
                     For the Three Months Ended March 31,

                                                             1995        1994
- -------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                 $ 1,915     $ 2,249
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation                                               1,708       1,820
  Amortization                                                 408         208
  Equity in net income of associated companies                 (90)       (237)
  Minority interest in earnings of subsidiary                  107         100
  Deferred income taxes                                        (20)        400
  Deferred compensation and other
   postretirement benefits                                      92         152
  Net change in repositioning liability                       (367)       (848)
  Other                                                       (243)        158
Increase (decrease) in cash from changes in current
 assets and liabilities net of acquisitions
 and divestitures:
  Accounts receivable                                       (3,492)     (2,575)
  Inventories                                               (1,012)        347
  Prepaid expenses (including taxes) and
   other current assets                                        567         693
  Accounts payable and accrued liabilities                  (2,960)     (3,286)
  Estimated taxes on income                                   (323)       (286)
                                                          --------    --------
    Net cash used in operating activities                   (3,710)     (1,105)
                                                          --------    --------

Cash flows from investing activities:
  Short-term investments                                                 1,000
  Dividends from associated companies                                      551
  Investments in property, plant, equipment
   and other assets                                         (2,033)     (3,319)
  Companies/businesses acquired excluding cash                          (2,147)
  Investments in and advances to associated companies         (323)
  Proceeds from the sale of patent, production
   technology and other related assets                       2,000
  Other                                                                     47
                                                          --------    --------
    Net cash used in investing activities                     (356)     (3,868)
                                                          --------    --------

Cash flows from financing activities:
  Net increase in short-term borrowings                      1,827       3,951
  Repayment of long-term debt and capital leases            (1,679)     (1,768)
  Dividends paid                                            (1,500)     (1,433)
  Treasury stock (acquired) issued                            (274)        256
  Other                                                                     (3)
                                                          --------    --------
    Net cash (used in) provided by financing activities     (1,626)      1,003
                                                          --------    --------

Effect of exchange rate changes on cash                        (20)         31
                                                          --------    --------

  Net decrease in cash and cash equivalents                 (5,712)     (3,939)
  Cash and cash equivalents at beginning of period          11,345      19,293
                                                          --------    --------
  Cash and cash equivalents at end of period              $  5,633    $ 15,354
                                                          ========    ========
Supplemental cash flow information
Cash paid for income taxes and interest was as follows:
  Income taxes                                            $  1,958    $  1,264
  Interest                                                     560         556

                  Management's Discussion and Analysis of

               Financial Condition and Results of Operations

Liquidity and Capital Resources
     The working capital ratio at March 31, 1995 was 2.0 to 1 as compared to 1.9 to 1 at December 31, 1994, reflecting the continuation of an adequate level of liquidity necessary to support operations. The company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt and capital lease) declined $7.5 million during the quarter. This was due primarily to increased short-term borrowings associated with (i) seasonal cash needs, (ii) the replacement of maturing long-term obligations with short-term debt and (iii) increases in non-cash working capital (primarily increases in accounts receivable generated from higher sales). Working capital increased $.7 million during the quarter mainly as a result of the aforementioned increases in non-cash working capital.
     Other major sources and uses of cash in the quarter were a receipt of $2.0 million related to the 1993 sale of the SULFA-SCRUB (registered trademark) patents and technology, and dividend payments of $1.5 million.

Comparison of First Quarter 1995 with First Quarter 1994
     Consolidated net sales for the first quarter of 1995 increased $9.4 million (21%) due mainly to increased sales volume, particularly in Europe, and the appreciation of European currencies versus the U.S. dollar.
However, income from operations and net income were each $.3 million lower than the same quarter in 1994 largely as a result of the short-term dampening effect of raw material cost inflation on margins. The increase in sales was due to a 12% increase in volume; a 7% improvement associated with currency translation; and an increase of 2% from an acquisition of a European metalworking business.
     Operating margins as a percentage of sales declined due to the aforementioned negative effect of rising raw material costs. Other income decreased mainly as a result of foreign exchange transaction losses on dollar denominated sales from the company's European operations.
These losses offset in large part the first quarter positive impact of currency translation which approximated $.03 per share. The decrease in equity in net income from associated companies was primarily due to business development investment costs in the company's Fluid Recycling Services joint venture.
     The company continues to be encouraged by sales growth trends, especially in Europe. In addition, programs have been and are still being implemented to increase prices (the effect of which should be more evident toward the end of the second quarter) in order to recover margin losses associated with raw material cost inflation.

PART II. OTHER INFORMATION

     Items 1-5 are inapplicable and have been omitted.

     Item 6.   Exhibits and Reports on Form 8-K.

               (a) Exhibits.
                   Exhibit 27-Financial Data Schedule

               (b) Reports on Form 8-K.
                   No report on Form 8-K was filed during the quarter for which this report is filed.



                         *  *  *  *  *  *  *  *  *



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QUAKER CHEMICAL CORPORATION
                                        ------------------------------
                                                 (Registrant)


                                        RICHARD J. FAGAN
                                        -----------------------------
                                        Richard J. Fagan, officer duly
                                        authorized to sign this report,
                                        Corporate Controller, Acting
                                        Corporate Treasurer and Principal
                                        Financial and Chief Accounting
                                        Officer


Date:  May 15, 1995