Form 10-Q
period 1995-06-30
QUAKER CHEMICAL CORP
filed 1995-08-14
CIK 81362

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                          _______________________

                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1995

                                    OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ____________to____________


                       Commission file number 0-7154


                        QUAKER CHEMICAL CORPORATION
    ------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

                Pennsylvania                           23-0993790
       -----------------------------------      -------------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)

       Elm and Lee Streets, Conshohocken, Pennsylvania 19428 - 0809
    -------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code 610-832-4000

                            Not Applicable
    --------------------------------------------------------------------
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

     Number of Shares of Common Stock
     Outstanding on July 31, 1995                 8,810,119
                                                --------------
     This report contains a total of 12 pages.

PART I.  FINANCIAL INFORMATION

         QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED FINANCIAL INFORMATION

The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

          Consolidated balance sheet at June 30, 1995 and December 31, 1994

          Consolidated statement of income for the six months ended June 30, 1995 and 1994

          Consolidated statement of income for the three months ended June 30, 1995 and 1994

          Consolidated statement of cash flows for the six months ended
               June 30, 1995 and 1994




                            * * * * * * * * * *




                  NOTE TO CONDENSED FINANCIAL INFORMATION

The attached condensed financial information has been prepared in accordance with instructions for Form 10-Q and, therefore, does not include all financial note information which might be necessary for a fair presentation in accordance with generally accepted accounting principles. Such condensed financial information is unaudited, but in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of results for the periods indicated. The net income reported for the periods should not necessarily be regarded as indicative of net income on an annualized basis; however, significant variations from the results for the same period of the previous year, if any, have been disclosed in the accompanying management's discussion and analysis. Certain reclassifications of prior year's data have been made to improve comparability.

                        Quaker Chemical Corporation

                        Consolidated Balance Sheet


                                                 (dollars in thousands)


                                               June 30,        December 31,
                                                 1995             1994
                                             -------------    --------------
                                              (Unaudited)           *
Assets

Current assets
  Cash and cash equivalents                    $  8,115          $ 11,345
  Accounts receivable                            51,334            43,841
  Inventories
    Raw materials and supplies                   10,327             8,795
    Work in process and finished goods           10,372             9,042
  Deferred income taxes                           1,546             1,473
  Prepaid expenses and other current assets      10,339             8,904
                                               --------          --------
                                                 92,033            83,400
                                               --------          --------

Investments in and advances to associated
  companies                                      11,137             9,885
                                               --------          --------

Property, plant and equipment, at cost
  Land                                            7,273             6,702
  Buildings and improvements                     36,549            34,529
  Machinery and equipment                        68,160            63,403
  Construction in progress                        4,361             1,015
                                               --------          --------
                                                116,343           105,649
  Less accumulated depreciation                  59,655            53,955
                                               --------          --------
                                                 56,688            51,694
                                               --------          --------

Excess of cost over net assets
  of acquired companies                          17,597            12,262
Deferred income taxes                             4,935             4,971
Other noncurrent assets                           7,394             7,960
                                               --------          --------
                                                 29,926            25,193
                                               --------          --------
                                               $189,784          $170,172
                                               ========          ========

* Condensed from audited financial statements.

                         Quaker Chemical Corporation


                          Consolidated Balance Sheet

                                                (dollars in thousands)

                                                June 30,       December 31,
                                                  1995            1994
                                             -------------    --------------
                                              (Unaudited)           *

Liabilities and shareholders' equity

Current liabilities
  Short-term borrowings and current
    portion of notes payable, long-term debt
    and capital leases                         $ 20,174          $  8,062
  Accounts payable                               22,496            20,575
  Dividends payable                               1,497             1,500
  Accrued liabilities                            11,391            12,231
  Estimated taxes on income                         511               440
                                               --------          --------
                 Total current liabilities       56,069            42,808
                                               --------          --------

Long-term debt, notes payable and
  capital leases                                 11,875            12,207
Deferred income taxes                             3,106             3,081
Accrued postretirement benefits                   8,869             8,767
Other noncurrent liabilities                      7,398             7,029
                                               --------          --------
              Total noncurrent liabilities       31,248            31,084
                                               --------          --------

                                                 87,317            73,892
                                               --------          --------

Minority interest in equity of subsidiaries       2,704             2,603
                                               --------          --------

Shareholders' equity
  Common stock, $1 par value; authorized
    30,000,000 shares; issued (including
    treasury shares) 9,664,009 shares             9,664             9,664
  Capital in excess of par value                    774               649
  Retained earnings                              88,520            87,137
    Foreign currency translation adjustments     14,736             9,856
                                               --------          --------
                                                113,694           107,306
  Treasury stock, shares held at cost;
    1995 - 853,809, 1994 - 844,691              (13,931)          (13,629)
                                               --------          --------
                                                 99,763            93,677
                                               --------          --------
                                               $189,784          $170,172

* Condensed from audited financial statements

                         Quaker Chemical Corporation

                       Consolidated Statement of Income
                          Six Months Ended June 30,

                                                       Unaudited
                                                   (dollars in thousands
                                                 except per share data)

                                                 1995              1994
Income
  Net sales                                    $113,562          $ 92,440
  Other income, net                                 900               939
                                               --------          --------
                                                114,462            93,379
                                               --------          --------

Costs and expenses
  Cost of goods sold                             67,835            52,132
  Selling, administrative and
    general expenses                             38,675            33,739
                                               --------          --------
                                                106,510            85,871
                                               --------          --------

Income from operations                            7,952             7,508

Interest expense                                   (735)             (734)
Interest income                                     150               296
                                               --------          --------
Income before taxes                               7,367             7,070

Taxes on income                                   2,925             2,793
                                               --------          --------
                                                  4,442             4,277
Equity in net income of associated
  companies                                         197               324
Minority interest in net income of
  subsidiaries                                     (253)             (161)
                                               --------          --------

Net income                                     $  4,386          $  4,440
                                               ========          ========

Per share data:
  Net income                                      $0.50             $0.48
  Dividends declared                              $0.34             $0.31

  Based on weighted average number
    of shares outstanding                     8,812,602         9,256,400

                         Quaker Chemical Corporation

                       Consolidated Statement of Income
                         Three Months Ended June 30,

                                                      Unaudited
                                                 (dollars in thousands
                                                 except per share data)

                                                 1995              1994
Income
  Net sales                                    $ 59,035          $ 47,347
  Other income, net                                 746               581
                                               --------          --------
                                                 59,781            47,928

Costs and expenses
  Cost of goods sold                             35,111            26,749
  Selling, administrative and
    general expenses                             20,154            17,385
                                               --------          --------
                                                 55,265            44,134

Income from operations                            4,516             3,794

Interest expense                                   (403)             (404)
Interest income                                      61               160
                                               --------          --------
Income before taxes                               4,174             3,550

Taxes on income                                   1,664             1,385
                                               --------          --------
                                                  2,510             2,165
Equity in net income of associated
  companies                                         107                87
Minority interest in net income of
  subsidiaries                                     (146)              (61)

Net income                                     $  2,471          $  2,191
                                               ========          ========

Per share data:
  Net income                                      $0.28             $0.24
  Dividends declared                              $0.17             $0.16

  Based on weighted average number
    of shares outstanding                     8,804,016         9,260,808

                         Quaker Chemical Corporation

                     Consolidated Statement of Cash Flows
                      For the Six Months Ended June 30,

                                                                Unaudited
                                                         (dollars in thousands)

                                                              1995       1994

Cash flows from operating activities:
Net income                                                   $4,386     $4,440
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation                                              3,346      3,656
    Amortization                                              1,094        694
    Equity in net income of associated companies               (197)      (324)
    Minority interest in earnings of subsidiaries               253        161
    Deferred income taxes                                        31          7
    Deferred compensation and other
      postretirement benefits                                   455        181
    Net change in repositioning liability                      (564)      (391)
    Other, net                                                  (28)
  Increase (decrease) in cash from changes in current
   assets and liabilities net of acquisitions
   and divestitures:
    Accounts receivable                                      (5,622)    (4,767)
    Inventories                                              (1,573)    (1,029)
    Prepaid expenses (including taxes) and other
      current assets                                         (3,174)       267
    Accounts payable and accrued liabilities                    (92)    (3,004)
    Estimated taxes on income                                    90       (232)
                                                            -------    -------
      Net cash used in operating activities                  (1,595)      (341)
                                                            -------    -------

Cash flows from investing activities:
  Short-term investments                                                 1,000
  Dividends from associated companies                            50        864
  Investments in property, plant, equipment and
    other assets                                             (4,942)    (3,832)
  Companies/businesses acquired excluding cash               (6,404)
  Investments in and advances to associated companies          (623)    (3,464)
  Proceeds from the sale of patent, production
    technology and other related assets                       2,000
  Other, net                                                    (75)       266
                                                            -------    -------
      Net cash used in investing activities                  (9,994)    (5,166)
                                                            -------    -------

Cash flows from financing activities:
  Net increase in other short-term borrowings                10,710      5,565
  Net increase in notes payable                               2,835
  Repayment of long-term debt and capital leases             (1,692)    (5,443)
  Dividends paid                                             (3,003)    (2,868)
  Treasury stock issued (acquired), net                        (176)        21
  Other                                                        (141)        (3)
                                                            -------    -------
      Net cash provided by (used in) financing activities     8,533     (2,728)
                                                            -------    -------

Effect of exchange rate changes on cash                        (174)      (394)
                                                            -------    -------

  Net decrease in cash and cash equivalents                  (3,230)    (8,629)
  Cash and cash equivalents at beginning of year             11,345     19,293
                                                            -------    -------
  Cash and cash equivalents at end of period                 $8,115    $10,664
                                                            =======    =======

Supplemental cash flow information
Cash paid for income taxes and interest was as follows:
  Income taxes                                               $2,285     $2,385
  Interest                                                      751        700

                        Quaker Chemical Corporation

                  Management's Discussion and Analysis of

               Financial Condition and Results of Operations


Liquidity and Capital Resources

     Notwithstanding a decrease of $15.3 million in the company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of notes payable, long-term debt and capital leases) during the first six months of 1995, the company remains strong in its ability to generate adequate cash to meet the needs of current operations and to fund strategic initiatives. The decline in the net cash position is due largely to increased short-term borrowings associated with financing (i) a business acquisition in Brazil (ii) increases in operating working capital (primarily increases in accounts receivable generated from higher sales) and (iii) the replacement of maturing long-term obligations with short-term debt. Net cash flow used in operating activities totaled $1.4 million. Operating working capital increased approximately $10.4 million as a result of higher sales activity, particularly in Europe, and seasonal prepayments. Other major sources and uses of cash during the first six months of 1995 included: a receipt of $2.0 million related to the 1993 sale of the SULFA-SCRUB (registered trademark) patents and technology; $4.9 million in expenditures for additions to property, plant and equipment and other assets; the purchase on May 31, 1995 of a 90% interest in Celumi Ltda., a Brazilian metalworking business, for approximately $6.4 million in cash and notes, and dividend payments of $3.0 million. The current ratio at June 30, 1995 was 1.6/1 as compared to 1.9/1 at December 31, 1994 primarily reflecting the impact of the aforementioned change in short-term debt.

Comparison of Six Months 1995 with Six Months 1994

     Consolidated net sales for the first half of 1995 increased $21.1 million (23%) due mainly to increased sales volume, particularly in Europe, and the appreciation of European currencies versus the U.S. dollar. Income from operations improved $.4 million as higher sales volume offset lower gross margins resulting from raw material cost inflation. The increase in sales was due to an 11% increase in volume; a 7% improvement associated with currency translation; and increases from price/mix and business acquisitions in Europe and South America of 3% and 2%, respectively.

     Operating margins as a percentage of sales declined due to the aforementioned negative effect of rising raw material costs. Interest income declined due to lower cash holdings by the company. The decrease in equity in net income from associated companies was primarily due to business development investment costs in the company's Fluid Recycling Services joint venture. Net income was impacted favorably by approximately $.06 per share due to currency translation.

Comparison of Second Quarter 1995 with Second Quarter 1994

     Consolidated net sales for the second quarter of 1995 increased $11.7 million (25%) due mainly to increased sales volume, particularly in Europe, and the appreciation of European currencies versus the U.S. dollar. Income from operations improved $.7 million as higher sales volume offset lower gross margins resulting from raw material cost inflation. The increase in sales was due to a 9% increase in volume; a 7% improvement associated with currency translation; and increases from price/mix and business acquisitions in Europe and South America of 6% and 3%, respectively.

     The reasons for the changes in operating margins as a percentage of sales and interest income in the second quarter 1995 versus 1994 are basically the same as for the six-month period. Other income improved slightly due to the absence of exchange losses incurred in 1994. Net income was impacted favorably by approximately $.03 per share due to currency translation.

     The company's focus in the second half of the year will be on further efforts to recover raw material cost increases while maintaining sales growth and controlling discretionary spending.



                                   - 9 -
PART II. OTHER INFORMATION

Items 1, 2 and 3 are inapplicable and have been omitted.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The 1995 Annual Meeting of the Company's shareholders was held on May 4, 1995. At the Meeting, management's nominees, Joseph B. Anderson, Jr., Patricia C. Barron, Edwin J. Delattre and Ronald J. Naples were elected to fill the four available positions as Class III Directors. Voting (expressed in number of votes) was as follows: Joseph B. Anderson, Jr. - 34,071,660 for, 205,023 against or withheld and no abstentions or broker non-votes; Patricia C. Barron - 34,230,233 for, 66,150 against or withheld and no abstentions or broker non- votes; Edwin J. Delattre - 34,155,527 for, 121,156 against or withheld and no abstentions or broker non-votes; and Ronald J. Naples - 34,254,500 for, 22,183 against or withheld and no abstentions or broker non-votes.

     At the Meeting, shareholders ratified the appointment of Price Waterhouse LLP as the Company's independent auditors to examine and report on its financial statements for the year ending December 31, 1995 by a vote of 33,518,701 votes for, 163,516 votes against, and 594,466 abstentions or broker non- votes.

Item 5.   Other Information.
          On August 14, 1995, Ronald J. Naples accepted the position of President and Chief Executive Officer of the Company, replacing
Sigismundus W.W. Lubsen, who resigned as President and Chief
Executive Officer, effective July 31, 1995.

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

                                        QUAKER CHEMICAL CORPORATION
                                        ------------------------------
                                                (registrant)


                                        RICHARD J. FAGAN
                                        ------------------------------
                                        Richard J. Fagan, officer duly
                                        authorized to sign this report,
                                        Corporate Controller, Acting
                                        Corporate Treasurer and Principal
                                        Financial and Chief Accounting
                                        Officer




Date:  August 14, 1995