Form 10-Q
period 1995-09-30
QUAKER CHEMICAL CORP
filed 1995-11-13
CIK 81362

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                           _______________________

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ____________to____________


                        Commission file number 0-7154


                         QUAKER CHEMICAL CORPORATION
      ------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Pennsylvania                            23-0993790
----------------------------------           -----------------------
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

     Elm and Lee Streets, Conshohocken, Pennsylvania 19428 - 0809
  ---------------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code 610-832-4000
                                                   ------------
                                Not Applicable
     -------------------------------------------------------------------
        Former name, former address and former fiscal year, if changed since last report.

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

     Number of Shares of Common Stock
     Outstanding on October 31, 1995                 8,852,929
                                                 -----------------

PART I.  FINANCIAL INFORMATION

          QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED FINANCIAL INFORMATION

     The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

               Consolidated balance sheet at September 30, 1995 and
                   December 31, 1994

               Consolidated statement of income for the nine months
                   ended September 30, 1995 and 1994

               Consolidated statement of income for the three months
                   ended September 30, 1995 and 1994

               Consolidated statement of cash flows for the nine months
                   ended September 30, 1995 and 1994



                             * * * * * * * * * *




                   NOTE TO CONDENSED FINANCIAL INFORMATION

     The attached condensed financial information has been prepared in accordance with instructions for Form 10-Q and, therefore, does not include all financial note information which might be necessary for a fair presentation in accordance with generally accepted accounting principles. Such condensed financial information is unaudited, but in the opinion of management, includes all adjust ments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of results for the periods indicated. The net income reported for the periods should not necessarily be regarded as indicative of net income on an annualized basis; however, significant variations from the results for the same period of the previous year, if any, have been disclosed in the accompanying management's discussion and analysis. Certain reclassifications of prior year's data have been made to improve comparability.

                         Quaker Chemical Corporation

                          Consolidated Balance Sheet

                                                   (dollars in thousands)

                                                  September 30,   December 31,
                                                      1995           1994
                                                   (Unaudited)         *

Assets
------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                         $  6,766       $ 11,345
  Accounts receivable                                 50,275         43,841
  Inventories
    Raw materials and supplies                         9,905          8,795
    Work in process and finished goods                11,177          9,042
  Deferred income taxes                                1,878          1,473
  Prepaid expenses and other current assets            9,369          8,904
                                                    --------       --------
                                                      89,370         83,400
                                                    --------       --------

Investments in and advances to associated
  companies                                           10,869          9,885
                                                    --------       --------

Property, plant and equipment, at cost
  Land                                                 6,986          6,702
  Buildings and improvements                          38,370         34,529
  Machinery and equipment                             68,347         63,403
  Construction in progress                             4,013          1,015
                                                    --------       --------
                                                     117,716        105,649
  Less accumulated depreciation                       60,647         53,955
                                                    --------       --------
                                                      57,069         51,694
                                                    --------       --------

Excess of cost over net assets
  of acquired companies                               17,684         12,262
Deferred income taxes                                  5,052          4,971
Other noncurrent assets                                8,117          7,960
                                                    --------       --------
                                                      30,853         25,193
                                                    --------       --------

                                                    $188,161       $170,172
                                                    ========       ========
2
* Condensed from audited financial statements.

                         Quaker Chemical Corporation

                          Consolidated Balance Sheet

                                                   (dollars in thousands)

                                                  September 30,   December 31,
                                                      1995           1994
                                                   (Unaudited)         *

Liabilities and shareholders' equity
------------------------------------------------------------------------------
Current liabilities
  Short-term borrowings and current
    portion of notes payable, long-term debt
    and capital leases                              $ 24,015       $  8,062
  Accounts payable                                    18,175         20,575
  Dividends payable                                    1,498          1,500
  Accrued liabilities                                 12,863         12,231
  Estimated taxes on income                              680            440
                                                    --------       --------
               Total current liabilities              57,231         42,808
                                                    --------       --------

Long-term debt, notes payable and capital leases      10,189         12,207
Deferred income taxes                                  3,201          3,081
Accrued postretirement benefits                        8,920          8,767
Other noncurrent liabilities                           7,118          7,029
                                                    --------       --------
               Total noncurrent liabilities           29,428         31,084
                                                    --------       --------

                                                      86,659         73,892
                                                    --------       --------

Minority interest in equity of subsidiaries            2,766          2,603
                                                    --------       --------

Shareholders' equity
  Common stock, $1 par value; authorized
    30,000,000 shares; issued (including
    treasury shares) 9,664,009 shares                  9,664          9,664
  Capital in excess of par value                         499            649
  Retained earnings                                   89,117         87,137
    Foreign currency translation adjustments          13,307          9,856
                                                    --------       --------
                                                     112,587        107,306
  Treasury stock, shares held at cost;
    1995 - 848,046, 1994 - 844,691                   (13,851)       (13,629)
                                                    --------       --------
                                                      98,736         93,677
                                                    --------       --------

                                                    $188,161       $170,172
                                                    ========       ========

* Condensed from audited financial statements

                         Quaker Chemical Corporation

                       Consolidated Statement of Income
                       Nine Months Ended September 30,

                                                          Unaudited
                                                     (dollars in thousands
                                                     except per share data)

                                                      1995          1994
                                                     ------        ------
Income
  Net sales                                         $171,434       $142,557
  Other income, net                                    1,485          1,294
                                                    --------       --------

                                                     172,919        143,851
                                                    --------       --------

Costs and expenses
  Cost of goods sold                                 102,269         80,352
  Selling, administrative and general expenses        58,705         51,882
                                                    --------       --------
                                                     160,974        132,234
                                                    --------       --------

Income from operations                                11,945         11,617

Interest expense                                      (1,207)        (1,107)
Interest income                                          202            346
                                                    --------       --------
Income before taxes                                   10,940         10,856

Taxes on income                                        4,354          4,332
                                                    --------       --------
                                                       6,586          6,524
Equity in net income of associated companies             220            555
Minority interest in net income of subsidiaries         (321)          (286)
                                                    --------       --------

Net income                                          $  6,485       $  6,793
                                                    ========       ========
Per share data:
  Net income                                           $0.74          $0.74
  Dividends declared                                   $0.51          $0.46

  Based on weighted average number
    of shares outstanding                          8,813,387      9,229,236

                         Quaker Chemical Corporation

                       Consolidated Statement of Income
                       Three Months Ended September 30,

                                                          Unaudited
                                                     (dollars in thousands
                                                     except per share data)

                                                        1995           1994
Income
  Net sales                                          $57,872        $50,117
  Other income, net                                      585            355
                                                    --------       --------

                                                      58,457         50,472
                                                    --------       --------

Costs and expenses
  Cost of goods sold                                  34,434         28,220
  Selling, administrative and general expenses        20,030         18,143
                                                    --------       --------
                                                      54,464         46,363
                                                    --------       --------

Income from operations                                 3,993          4,109

Interest expense                                        (472)          (373)
Interest income                                           52             50
                                                    --------       --------
Income before taxes                                    3,573          3,786

Taxes on income                                        1,429          1,539
                                                    --------       --------
                                                       2,144          2,247
Equity in net income of associated companies              23            231
Minority interest in net income of subsidiaries          (68)          (125)

Net income                                          $  2,099       $  2,353
                                                    ========       ========

Per share data:
  Net income                                           $0.24          $0.26
  Dividends declared                                   $0.17          $0.17

  Based on weighted average number
    of shares outstanding                          8,812,074      9,182,098

                         Quaker Chemical Corporation

                     Consolidated Statement of Cash Flows
                   For the Nine Months Ended September 30,
                                                             Unaudited
                                                        (dollars in thousands)
                                                              1995      1994

Cash flows from operating activities:
  Net income                                                 $6,485     $6,793
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation                                            4,722      5,113
      Amortization                                            1,205        795
      Equity in net income of associated companies             (220)      (555)
      Minority interest in earnings of subsidiaries             321        286
      Deferred income taxes                                      15        110
      Deferred compensation and other
        postretirement benefits                                 358       (156)
      Net change in repositioning liability                    (859)    (3,436)
      Other, net                                               (260)       (98)
  Increase (decrease) in cash from changes in current
    assets and liabilities net of acquisitions
    and divestitures:
      Accounts receivable                                    (5,055)    (4,995)
      Inventories                                            (2,181)    (2,618)
      Prepaid expenses (including taxes) and other
        current assets                                       (2,618)      (756)
      Accounts payable and accrued liabilities               (2,325)     1,771
      Estimated taxes on income                                 252        128
                                                            -------     ------
        Net cash (used in) provided by operating activities    (160)     2,382
                                                            -------     ------

Cash flows from investing activities:
  Short-term investments                                                 1,000
  Dividends from associated companies                            59        927
  Investments in property, plant, equipment and
    other assets                                             (7,794)    (5,134)
  Companies/businesses acquired excluding cash               (6,628)
  Investments in and advances to associated companies        (1,076)    (4,325)
  Proceeds from the sale of patent, production technology
    and other related assets                                  2,000
  Proceeds from the sale of subsidiary                                   8,446
  Other                                                                    776
                                                            -------     ------
      Net cash (used in) provided by investing activities   (13,439)     1,690
                                                            -------     ------

Cash flows from financing activities:
  Net increase in other short-term borrowings                14,544      6,995
  Net increase in notes payable                               2,836
  Repayment of long-term debt and capital leases             (3,501)    (8,718)
  Dividends paid                                             (4,505)    (4,305)
  Treasury stock issued (acquired), net                        (373)    (4,926)
  Other                                                        (141)
                                                            -------     ------
      Net cash provided by (used in) financing activities     8,860    (10,954)
                                                            -------     ------

Effect of exchange rate changes on cash                         160        (55)
                                                            -------     ------

  Net decrease in cash and cash equivalents                  (4,579)    (6,937)
  Cash and cash equivalents at beginning of year             11,345     19,293
                                                            -------     ------
  Cash and cash equivalents at end of period                 $6,766    $12,356
                                                             ======    =======
Supplemental cash flow information
Cash paid for income taxes and interest was as follows:
  Income taxes                                               $4,991     $4,937
  Interest                                                    1,404      1,350

                         Quaker Chemical Corporation

                   Management's Discussion and Analysis of

                Financial Condition and Results of Operations


Liquidity and Capital Resources

     Despite a decrease of $17.2 million in the company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt and capital lease) during the first nine months of 1995, the company remains strong in its ability to generate adequate cash to meet the needs of current operations and to fund strategic initiatives. The decline in the net cash position is due largely to increased short-term borrowings associated with financing (i) the purchase on May 31, 1995 of a 90% interest in Celumi Ltda., a Brazilian metalworking business, for approximately $6.6 million in cash and notes (ii) increases in operating working capital (primarily increases in accounts receivable generated from higher sales) and (iii) the replacement of maturing long-term obligations with short-term debt. Operating working capital increased approximately $11.8 million as a result of higher sales activity, particularly in Europe. Other major sources and uses of cash during the first nine months of 1995 included: a receipt of $2.0 million related to the 1993 sale of the SULFA-SCRUB (registered trademark) patents and technology; $7.8 million in expenditures for additions to property, plant and equipment and other assets, and dividend payments of $4.5 million. The current ratio at September 30, 1995 was 1.6/1 as compared to 1.9/1 at December 31, 1994 essentially reflecting the impact of the aforementioned change in short-term debt.

Comparison of Nine Months 1995 with Nine Months 1994

     Through nine months, consolidated net sales increased $28.9 million (20%) due mainly to increased sales volume, particularly in Europe, and the appreciation of European currencies versus the U.S. dollar. Income from operations improved $.3 million as higher sales volume offset lower gross margins resulting from raw material cost inflation. The increase in sales was due to a 9% increase in volume; a 6% improvement associated with currency translation; and increases from price/mix and business acquisitions in Europe and South America of 2% and 3%, respectively.

     Operating margins as a percentage of sales declined due to the negative effect of rising raw material costs. Other income rose primarily because of increased license fee income. Net interest costs rose due to the above-noted decline in the company's net cash position. The decrease in equity in net income from associated companies was due to business development investment costs in the company's Fluid Recycling Services joint venture. Net income was impacted favorably by approximately $.07 per share due to currency translation.

     The company continues to be encouraged by sales trends, particularly in Europe. However, pricing conditions in the company's major markets remain highly competitive, and will make it difficult to restore gross margins to more desirable levels in the coming months.


Comparison of Third Quarter 1995 with Third Quarter 1994

     Consolidated net sales for the third quarter of 1995 increased $7.8 million (15%) due mainly to increased sales volume, particularly in Europe, and the appreciation of European currencies versus the U.S. dollar. Income from operations was down $.2 million due to lower gross margins resulting from raw material cost inflation and a one-time charge for a recently declared bankruptcy of one of the company's U.S. steel customers. The increase in sales was due to a 7% increase in volume; a 3% improvement associated with currency translation; and increases from price/mix and business acquisitions in Europe and South America of 1% and 4%, respectively. The one-time charge noted above had an adverse impact on net income of approximately $.02 per share.

     The reasons for the changes in operating margin percentages, other income and net interest costs in the third quarter 1995 versus third quarter 1994 are basically the same as those previously mentioned for the comparative nine-month periods. The decrease in equity in net income from associated companies was primarily due to lower earnings from the company's Japanese affiliate, which is being hampered by sluggish demand in the Japanese steel industry, and business development investment costs in the company's Fluid Recycling Services joint venture.






                                    - 9 -
PART II. OTHER INFORMATION

     Items 1, 2, 3, 4 and 5 are inapplicable and have been omitted.

     Item 6.   (a)  Exhibits

                    10(i)--Employment Agreement between the Registrant and Ronald J. Naples dated August 14, 1995.

                    10(j)--Amendment to the Stock Option Agreement between the Registrant and Ronald J. Naples dated October 2, 1995.

                    27--Financial Data Schedule.

               (b)  Reports on Form 8-K.

                    No report on Form 8-K was filed during the quarter for which this report is filed.


                                   - 10 -

                          *  *  *  *  *  *  *  *  *

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QUAKER CHEMICAL CORPORATION
                                        -----------------------------------
                                        (Registrant)


                                        /s/ RICHARD J. FAGAN
                                        ----------------------------------
                                        Richard J. Fagan, officer duly
                                        authorized to sign this report,
                                        Corporate Controller, Acting
                                        Corporate Treasurer and Principal
                                        Financial and Chief Accounting
                                        Officer


Date:  November 13, 1995
       -----------------------
                                   - 11 -