Form 10-K
period 1995-12-31
QUAKER CHEMICAL CORP
filed 1996-03-29
CIK 81362

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                                       or

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             for transition period from                 to

                          Commission file number 0-7154

                           QUAKER CHEMICAL CORPORATION

             (Exact name of Registrant as specified in its charter)

   A Pennsylvania Corporation                           No. 23-0993790
(State or other jurisdiction of             (I.R.S. EMPLOYER IDENTIFICATION NO.)
incorporation or organization)

              Elm and Lee Streets, Conshohocken, Pennsylvania    19428
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

                          Common Stock, $1.00 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the Nasdaq National Market System on March 15, 1996): $102,577,374.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 8,669,320 shares of Common Stock, $1.00 Par Value, as of March 15, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated into Parts I and II.

(2) Portions of the Registrant's definitive Proxy Statement dated March 29, 1996 in connection with the Annual Meeting of Shareholders to be held on May 9, 1996 are incorporated into Part III.

The exhibit index is located on page 12.

================================================================================

                                     PART I

         As used in this Report, the term "Quaker," unless the context otherwise requires, means Quaker Chemical Corporation, its subsidiaries, and associated companies.

Item 1.  Business.

General Description

         Quaker develops, produces, and markets a broad range of formulated chemical specialty products for various heavy industrial and manufacturing applications and, in addition, offers and markets chemical management services, including recycling services. Quaker's principal products and services include:
(i) rolling lubricants (used by manufacturers of steel in the hot and cold rolling of steel); (ii) corrosion preventives (used by steel and metalworking customers to protect metal during manufacture, storage, and shipment); (iii) metal finishing compounds (used to prepare metal surfaces for special treatments such as galvanizing and tin plating and to prepare metal for further processing); (iv) machining and grinding compounds (used by metalworking customers in cutting, shaping, and grinding metal parts which require special treatment to enable them to tolerate the manufacturing process); (v) forming compounds (used to facilitate the drawing and extrusion of metal products); (vi) paper production products (used as defoamers, release agents, softeners, debonders, and dispersants); (vii) hydraulic fluids (used by steel, metalworking, and other customers to operate hydraulically activated equipment);
(viii) products for the removal of hydrogen sulfide in various industrial applications; (ix) chemical milling maskants for the aerospace industry; (x) construction products such as flexible sealants and protective coatings for various applications; and (xi) programs to provide recycling and chemical management services.

         In 1995, the Company acquired 90% of the outstanding common stock of Celumi Ltda. (located in Brazil), a supplier of chemical specialty products to the metalworking industry, and a 60% interest in a joint venture with Wuxi Quaker Chemical Company Limited to manufacture lubricants for the cold rolling of steel and other products for the steel industry in China. For additional information regarding these transactions, see Note 10 of Notes to Consolidated Financial Statements which appears on p. 27 of the Registrant's 1995 Annual
Report to  Shareholders,  the  incorporated  portions  of which are  included as
Exhibit 13 to this Report.

         Substantially all of Quaker's sales worldwide are made directly through its own sales force. Quaker sales persons visit the plants of customers regularly, and through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker's existing products or by applying new formulations developed in Quaker's laboratories. Sales personnel may call upon Quaker's regional managers, product managers, and members of its laboratory staff for assistance in obtaining and setting up product tests and evaluating the results of such tests. In

1995, certain products were also sold in Canada, Korea, and India by exclusive licensees under long-term royalty agreements. Generally, separate manufacturing facilities of a single customer are served by different sales personnel.

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

Major Customers

         During 1995, Quaker's five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 13% of its consolidated net sales with the largest of these customers accounting for approximately 3% of consolidated net sales.

Raw Materials

         Quaker uses over 500 raw materials, including mineral oils, fats and fat derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of organic and inorganic compounds. In 1995, only one raw material accounted for as much as 12% of the total cost of Quaker's raw material purchases. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business.

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

         Approximately 160 persons, of whom 84 have B. S. degrees and 34 have B.S. and advanced degrees, are employed in Quaker's laboratories.

Number of Employees

         On December 31, 1995, Quaker's consolidated companies had 870 full-time employees of whom 388 were employed by the parent company and its U.S. subsidiaries and 482 were employed by its non-U.S. subsidiaries. Associated non-U.S. companies of Quaker (in which it owns 50% or less) employed 146 people on December 31, 1995.

Product Classification

         Incorporated by reference is the information concerning product classification by markets served appearing under the caption "Supplemental Financial Information" on page 32 of the Registrant's 1995 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Non-U.S. Activities

         Incorporated by reference is the information concerning non-U.S. activities appearing in Note 9 to Notes to Consolidated Financial Statements on page 27 of the Registrant's 1995 Annual Report to Shareholders and under the caption "General" of the Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on page 15 of the aforementioned Annual Report, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 2.  Properties.

         Quaker's principal facilities in the United States are located in Conshohocken, Pennsylvania and Detroit, Michigan. Quaker's non-U.S. subsidiaries own facilities in Woodchester, England; Uithoorn, The Netherlands; Villeneuve, France; and Santa Perpetua de Mogoda, Spain and lease small sales facilities in other locations. All of these facilities are owned mortgage free. Financing for the Technical Center in Conshohocken, Pennsylvania was arranged through the use of industrial revenue and development bonds with an outstanding balance at December 31, 1995 of $5,000,000.

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

         In order to facilitate compliance with applicable federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment, currently directed primarily to facilities in the United States for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility in the United States by Quaker and/or independent environmental experts, as well as ongoing inspections by on-site personnel. Such inspections are addressed to operational matters, record-keeping, reporting requirements, and capital improvements. In 1995, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $1,800,000.

         Quaker's executive offices are located in a four-story building containing a total of approximately 47,000 square feet. A Technical Center containing approximately 28,700 square feet houses the laboratory facility. Both of these facilities are adjacent to Quaker's manufacturing facility in Conshohocken.

         Quaker's 50% or less owned non-U.S. associates own or lease a plant and/or sales facilities in various locations.

Item 3.  Legal Proceedings.

         The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and federal and state agencies relating to various matters including environmental matters, none of which is expected to result in monetary sanctions in an amount or in an award that would have a material adverse effect on the Company's results of operations or financial condition. For information concerning pending asbestos-related cases against a non-operating subsidiary and amounts accrued associated with certain environmental investigatory and noncapital remediation costs, refer to
Note 11 of Notes to Consolidated Financial Statements which appears on page 28 in the Registrant's 1995 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the last quarter of the period covered by this Report.

Item 4(a).  Executive Officers of the Registrant.

                                                                                                           Year First
                                                                                                           Elected as
                                                                                                          an Executive
       Name                                   Office (since)                             Age                Officer
       ----                                   --------------                             ---                -------
Peter A. Benoliel                           Chairman of the Board (1980)                 64                 1963

Ronald J. Naples                            President and Chief                          50                 1995
                                            Executive Officer (1995)

Jose Luiz Bregolato                         Vice President-South America                 50                 1993
                                             (1993)

Daniel S. Ma                                Vice President-Asia/Pacific                  55                 1995
                                             (1995)

Marcus C. J. Meijer                         Vice President-Europe (1990)                 48                 1990

Clifford E. Montgomery                      Vice President-Human Resources               48                 1990
                                             (1990)

         All of the Executive Officers with the exception of Messrs. Bregolato, Ma, and Naples have served as officers of the Registrant for more than the past five years. Prior to his election as an officer of the Registrant, Mr. Bregolato served as Financial Consultant and Administrative Director of Fabrica Carioca de Catalisadores, S.A. to which he was appointed in 1985. Prior to his election as an officer of the Registrant, Mr. Ma was Managing Director, Asia/Pacific Region, to which he was appointed in

1993 and was Business Manager, PPG Industries from 1991 to 1993. Prior to his election as President and Chief Executive Officer, effective October 2, 1995, Mr. Naples served as Chairman of the Board and Chief Executive Officer of Hunt Manufacturing Company until April 6, 1995, a position held for over five years. Mr. Naples has been a Director of the Registrant since 1988.

         There is no family relationship between any of the Registrant's Executive Officers. Each officer is elected for a term of one year.

                                     PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.

         Incorporated by reference is the information appearing under the caption "Stock Market and Related Security Holder Matters" on page 32 of the Registrant's 1995 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 6.  Selected Financial Data.

         Incorporated by reference is the information appearing under the caption "Eleven-Year Financial Information" on pages 30 and 31 of the Registrant's 1995 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         Incorporated by reference is the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 of the Registrant's 1995 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 8.  Financial Statements and Supplementary Data.

         Incorporated by reference is the information appearing on pages 13 through 32 of the Registrant's 1995 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Incorporated by reference is the information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" contained in the Registrant's definitive Proxy Statement to be filed no later than 120 days after the close of its fiscal year ended December 31, 1995 (the "1996 Proxy Statement") and the information appearing in Item 4(a) on page 5 of this Report. Based solely on the Company's review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended, and written representations of the Company's officers and directors, the Company believes that all reports required to be filed pursuant to the 1934 Act with respect to transactions in the Company's Common Stock through December 31, 1995 were filed on a timely basis except for one filing on Form 4 covering one transaction each for Patricia C. Barron, Lennox K. Black, and Edwin J. Delattre.

Item 11. Executive Compensation.

         Incorporated by reference is the information beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation/Management Development Committee Report on Executive Compensation" contained in the Registrant's 1996 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Incorporated by reference is the information beginning immediately following the caption "Security Ownership of Certain Beneficial Owners and Management" to, but not including, the caption "Election of Directors" contained in the Registrant's 1996 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         No information is required to be provided in response to this Item 13.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  Exhibits and Financial Statement Schedules

               1. Financial Statements

                    The  following  is a list of the  Financial  Statements  and related documents which have been incorporated by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995, as set forth in Item 8:

                    Consolidated Statement of Operations

                    Consolidated Balance Sheet

                    Consolidated Statement of Cash Flows

                    Consolidated Statement of Shareholders' Equity

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

                   10(h)--Documents  constituting  employment  contract  by  and between Quaker Chemical Europe B.V. and M. C. J. Meijer. Incorporated by reference to Exhibit 10(h) as filed by Registrant with Form 10-K for the year 1993.*

                   10(i)--Employment Agreement by and between the Registrant and
                          Ronald J. Naples. Incorporated by reference to Exhibit 10(i) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

                   10(j)--Amendment  to  the  Stock  Option  Agreement  by  and
                          between the Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(i) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

                   10(k)--Employment  Agreement  by and between  Registrant  and
                          Jose Luiz Bregolato.*

                   10(l)--Employment  Agreement by and  between  Registrant  and
                          Daniel S. Ma.*

                   13   --Portions of the  1995 Annual  Report to  Shareholders
                          incorporated by reference.

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

                                             QUAKER CHEMICAL CORPORATION
                                   ---------------------------------------------
                                                      Registrant

Date:  March 29, 1996              By:  RONALD J. NAPLES
                                        ----------------------------------------
                                        Ronald J. Naples
                                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures                                                  Capacity                              Date
         ----------                                                  --------                              ----
RONALD J. NAPLES
------------------------------------------                Principal Executive Officer and             March 29, 1996
Ronald J. Naples                                          Director
President and Chief Executive Officer

RICHARD J. FAGAN
------------------------------------------                Principal Accounting Officer                March 29, 1996
Richard J. Fagan
Corporate Controller and Acting Treasurer

PETER A. BENOLIEL
------------------------------------------                Director                                    March 29, 1996
Peter A. Benoliel, Chairman of the Board

JOSEPH B. ANDERSON, JR.
------------------------------------------                Director                                    March 29, 1996
Joseph B. Anderson, Jr.

PATRICIA C. BARRON
------------------------------------------                Director                                    March 29, 1996
Patricia C. Barron

WILLIAM L. BATCHELOR
------------------------------------------                Director                                    March 29, 1996
William L. Batchelor

LENNOX K. BLACK
------------------------------------------                Director                                    March 29, 1996
Lennox K. Black

EDWIN J. DELATTRE
------------------------------------------                Director                                    March 29, 1996
Edwin J. Delattre

FRANCIS J. DUNLEAVY
------------------------------------------                Director                                    March 29, 1996
Francis J. Dunleavy

ROBERT P. HAUPTFUHRER
------------------------------------------                Director                                    March 29, 1996
Robert P. Hauptfuhrer

FREDERICK HELDRING
------------------------------------------                Director                                    March 29, 1996
Frederick Heldring

ALEX SATINSKY
------------------------------------------                Director                                    March 29, 1996
Alex Satinsky

                                  EXHIBIT INDEX

   Exhibit No.                       Description
   -----------                       -----------

      10(k)            Employment Agreement by and between Registrant and Jose
                       Luiz Bregolato

      10(l)            Employment Agreement by and between Registrant and Daniel
                       S. Ma

      13 Portions of the 1995 Annual Report to Shareholders Incorporated by Reference

      21               Subsidiaries and Affiliates of the Registrant

      23               Consent of Independent Accountants

      27               Financial Data Schedule