Form 10-Q
period 1996-03-31
QUAKER CHEMICAL CORP
filed 1996-05-15
CIK 81362

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           _______________________

                                  FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1996

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ____________to____________

                        Commission file number 0-7154
                                               ------

                         QUAKER CHEMICAL CORPORATION
  -------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            Pennsylvania                        23-0993790
   ---------------------------------        -----------------------
   (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)          Identification No.)

         Elm and Lee Streets, Conshohocken, Pennsylvania 19428 - 0809
  --------------------------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code 610-832-4000
                                                         --------------
                                Not Applicable
   -----------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    -----     ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of Shares of Common Stock
     Outstanding on April 30, 1996                   8,674,819
                                                    ------------

PART I.  FINANCIAL INFORMATION

          QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED FINANCIAL INFORMATION

     The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

               Consolidated Balance Sheet at March 31, 1996 and
                   December 31, 1995

               Consolidated Statement of Income for the three months
                   ended March 31, 1996 and 1995

               Consolidated Statement of Cash Flows for the three months
                   ended March 31, 1996 and 1995.




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

                         Quaker Chemical Corporation

                          Consolidated Balance Sheet

                                                     (dollars in thousands)

                                                      March 31,   December 31,
                                                        1996         1995
                                                     (Unaudited)       *
Assets

Current assets
  Cash and cash equivalents                           $  9,548     $  7,230
  Accounts receivable                                   50,139       46,965
  Inventories
    Raw materials and supplies                          11,146       10,964
    Work in process and finished goods                   9,744       10,669
  Deferred income taxes                                  1,337        1,415
  Prepaid expenses and other current assets              9,692        9,475
                                                       -------      -------
                                                        91,606       86,718
                                                       -------      -------

Investments in and advances to associated companies      9,439       10,715
                                                       -------      -------

Property, plant and equipment, at cost
  Land                                                   6,855        7,279
  Buildings and improvements                            39,751       40,232
  Machinery and equipment                               69,822       70,010
  Construction in progress                               1,464        1,068
                                                       -------      -------
                                                       117,892      118,589
  Less accumulated depreciation                         63,111       62,280
                                                       -------      -------
                                                        54,781       56,309
                                                       -------      -------

Excess of cost over net assets of acquired companies    18,532       18,973
Deferred income taxes                                    5,566        5,349
Other noncurrent assets                                  6,927        7,344
                                                       -------      -------
                                                        31,025       31,666
                                                       -------      -------

                                                      $186,851     $185,408
                                                      ========     ========

* Condensed from audited financial statements.

                         Quaker Chemical Corporation


                          Consolidated Balance Sheet


                                                      (dollars in thousands)


                                                      March 31,   December 31,
                                                        1996         1995
                                                     (Unaudited)       *
Liabilities

Current liabilities
  Short-term borrowings, current
    portion of long-term debt,
    notes payable and capital leases                  $ 30,594     $ 25,548
  Accounts payable                                      22,012       20,969
  Dividends payable                                      1,474        1,473
  Accrued liabilities                                   11,707       12,392
  Estimated taxes on income                                547          486
                                                       -------      -------
        Total current liabilities                       66,334       60,868
                                                       -------      -------

Long-term debt, notes payable and capital leases         7,614        9,300
Deferred income taxes                                    2,983        2,977
Accrued postretirement benefits                          8,812        8,809
Other noncurrent liabilities                             6,753        6,432
                                                       -------      -------
        Total noncurrent liabilities                    26,162       27,518
                                                       -------      -------

                                                        92,496       88,386
                                                       -------      -------

Minority interest in equity of subsidiaries              3,264        3,030
                                                       -------      -------

Shareholders' equity
  Common stock, $1 par value; authorized
    30,000,000 shares; issued (including
    treasury shares) 9,664,009 shares                    9,664        9,664
  Capital in excess of par value                           776          780
  Retained earnings                                     88,054       87,852
  Unearned compensation                                   (656)        (722)
  Foreign currency translation adjustments               9,060       12,333
                                                       -------      -------
                                                       106,898      109,907
  Treasury stock, shares held at cost;
    1996 - 992,109, 1995 - 999,924                     (15,807)     (15,915)
                                                       -------      -------
                                                        91,091       93,992
                                                       -------      -------

                                                      $186,851     $185,408
                                                      ========     ========
* Condensed from audited financial statements

                         Quaker Chemical Corporation

                       Consolidated Statement of Income
                         Three Months Ended March 31,

                                                          Unaudited
                                                    (dollars in thousands
                                                    except per share data)

                                                        1996        1995

Income
  Net sales                                         $   58,203   $   54,527
  Other income, net                                        284          154
                                                    ----------   ----------

                                                        58,487       54,681
                                                    ----------   ----------

Costs and expenses
  Cost of goods sold                                    33,955       32,724
  Selling, administrative and general expenses          21,085       18,521
                                                    ----------   ----------
                                                        55,040       51,245
                                                    ----------   ----------

Income from operations                                   3,447        3,436

Interest expense                                          (500)        (332)
Interest income                                             92           89
                                                    ----------   ----------
Income before taxes                                      3,039        3,193

Taxes on income                                          1,216        1,261
                                                    ----------   ----------
                                                         1,823        1,932
Equity in net (loss) income of associated
  companies                                                (43)          90
Minority interest in net income of
  subsidiaries                                            (104)        (107)
                                                    ----------   ----------

Net income                                          $    1,676   $    1,915
                                                    ==========   ==========
Per share data:
  Net income                                             $0.19        $0.22
  Dividends declared                                     $0.17        $0.17

  Based on weighted average number
    of shares outstanding                            8,666,747    8,823,989

                         Quaker Chemical Corporation

                     Consolidated Statement of Cash Flows
                     For the Three Months Ended March 31,


                                                          1996         1995

Cash flows from operating activities:
  Net income                                           $ 1,676      $ 1,915
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                       1,525        1,708
      Amortization                                         546          408
      Equity in net loss (income) of associated
        companies                                           43          (90)
      Minority interest in earnings of subsidiaries        104          107
      Deferred income taxes                               (214)         (20)
      Deferred compensation and other
        postretirement benefits                            202           92
      Net change in repositioning liability               (265)        (367)
      Other, net                                           269         (243)
  Increase (decrease) in cash from changes in current
    assets and liabilities net of acquisitions
    and divestitures:
      Accounts receivable                               (3,613)      (3,492)
      Inventories                                          545       (1,012)
      Prepaid expenses and other current assets           (266)         567
      Accounts payable and accrued liabilities           1,002       (2,960)
      Estimated taxes on income                             47         (323)
                                                       -------     --------
        Net cash provided by (used in)
          operating activities                           1,601       (3,710)
                                                       -------     --------

Cash flows from investing activities:
    Dividends from associated companies                    735
    Investments in property, plant, equipment
      and other assets                                  (1,111)      (2,033)
    Investments in and advances to associated
      companies                                           (330)        (323)
    Proceeds from the sale of patent, production
      technology and other assets                          339        2,000
                                                       -------     --------
        Net cash used in investing activities             (367)        (356)
                                                       -------     --------

Cash flows from financing activities:
    Net increase in short-term borrowings                5,268        1,827
    Repayment of long-term debt and capital leases      (1,892)      (1,679)
    Dividends paid                                      (1,474)      (1,500)
    Treasury stock issued                                  105          233
    Treasury stock acquired                                            (507)
                                                       -------     --------
        Net cash provided by (used in)
          financing activities                           2,007       (1,626)
                                                       -------     --------


Effect of exchange rate changes on cash                   (923)         (20)
                                                       -------     --------

    Net increase (decrease) in cash and
      cash equivalents                                   2,318       (5,712)
    Cash and cash equivalents at beginning of period     7,230       11,345
                                                       -------     --------
    Cash and cash equivalents at end of period         $ 9,548      $ 5,633
                                                       =======      =======
Supplemental cash flow information
Cash paid during the quarter for:
    Income taxes                                       $   981      $ 1,958
    Interest                                               617          560

                   Management's Discussion and Analysis of

                Financial Condition and Results of Operations



Liquidity and Capital Resources

     Net cash flow provided by (used by) operating activities amounted to $1.6 million in the first quarter of 1996 compared to ($3.7) million in the same period of 1995. The improvement was principally due to the impact of controlled growth in the required amount of operating working capital.
     The Company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt and capital leases) decreased $2.7 million primarily as a result of increased short-term borrowings associated with the replacement of maturing long-term debt obligations with short-term debt and increases in operating working capital (mainly increases in accounts receivable generated from higher sales). The current ratio was 1.4 to 1 at March 31, 1996, unchanged from December 31, 1995.

Operations
Comparison of First Quarter 1996 with First Quarter 1995

     Consolidated net sales for the first quarter of 1996 increased $3.7 million (7%) over the first quarter of 1995, mainly due to the effects of improved pricing and product sales mix. A 3% decrease in volume was offset by an increase of 3% from a June 1995 acquisition in Brazil.
     Income from operations was slightly higher than the first quarter of 1995. The Company's gross profit margin as a percentage of sales increased 1.4% mainly as a result of the aforementioned benefits of improved pricing and a more profitable sales mix. Selling, administrative and general expenses as a percent of sales were 2.2% higher than 1995 due to higher operating expenses driven largely by additional spending in targeted geographic and product growth areas.
     Net interest costs rose due to increased financing costs associated with higher debt levels carried into 1996 related to the financing of a 1995 acquisition and other operating needs. Other income increased in the quarter mainly as a result of the absence of negative exchange impacts recorded in 1995. The decrease in equity in net income from associated companies was primarily due to losses incurred by the Company's FRS joint venture related to increased costs of new business development and staff reorganization along with delays in new business startups.

     The Company remains cautiously optimistic about customer production levels and raw material inflation over the balance of the year. However, the principal challenges still facing the Company are the highly competitive nature of the pricing environment in the Company's major markets and the effective management of the Company's FRS joint venture. Given these factors, the Company is in the process of evaluating alternatives to improve margins and the utilization of assets.






                                    - 8 -
PART II. OTHER INFORMATION

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

                              QUAKER CHEMICAL CORPORATION
                              --------------------------------
                                      (Registrant)



                              /s/ RICHARD J. FAGAN
                              ----------------------------------------
                              Richard J. Fagan, officer duly
                              authorized to sign this report,
                              Corporate Controller, Acting
                              Corporate Treasurer and Chief
                              Accounting Officer



Date:  May 15, 1996