Form 10-Q
period 1996-06-30
QUAKER CHEMICAL CORP
filed 1996-08-14
CIK 81362

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           _______________________

                                  FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1996

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________to____________

                        Commission file number 0-7154

                         QUAKER CHEMICAL CORPORATION
           -------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Pennsylvania                          23-0993790
- -----------------------------------            -----------------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)


         Elm and Lee Streets, Conshohocken, Pennsylvania 19428 - 0809
        --------------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code 610-832-4000
                                                         -------------
                                Not Applicable
               -----------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ----      ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of Shares of Common Stock
     Outstanding on August 12, 1996                  8,558,242
                                                   ---------

PART I.  FINANCIAL INFORMATION

          QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
          ---------------------------------------------------------

                       CONDENSED FINANCIAL INFORMATION
                       --------------------------------

     The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

               Consolidated Balance Sheet at June 30, 1996 and
                 December 31, 1995

               Consolidated Statement of Income for the six months
                 ended June 30, 1996 and 1995

               Consolidated Statement of Income for the three months
                 ended June 30, 1996 and 1995

               Consolidated Statement of Cash Flows for the six months
                 ended June 30, 1996 and 1995.



                             * * * * * * * * * *



                   NOTE TO CONDENSED FINANCIAL INFORMATION
                   ---------------------------------------

     The attached condensed financial information has been prepared in accordance with instructions for Form 10-Q and, therefore, does not include all financial note information which might be necessary for a fair presentation in accordance with generally accepted accounting principles. Such condensed financial information is unaudited, but in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of results for the periods indicated. The net income reported for the periods should not necessarily be regarded as indicative of net income on an annualized basis
(see accompanying Management's Discussion and Analysis-Other Significant Items); however, significant variations from the results for the same period of the previous year, if any, have been disclosed in the accompanying Management's Discussion and Analysis. Certain reclassifications of prior years' data have been made to improve comparability.

                         Quaker Chemical Corporation

                          Consolidated Balance Sheet

                                                     (dollars in thousands)
                                                     ----------------------

                                                    June 30,      December 31,
                                                      1996            1995
                                                      ----            ----
                                                   (Unaudited)          *
Assets
- ------

Current assets
  Cash and cash equivalents                        $  10,438        $   7,230
  Accounts receivable                                 50,202           46,965
  Inventories
    Raw materials and supplies                         7,581           10,964
    Work in process and finished goods                11,573           10,669
  Deferred income taxes                                1,885            1,415
  Prepaid expenses and other current assets            8,155           10,132
                                                    --------         --------
                                                      89,834           87,375
                                                    --------         --------

Investments in and advances to associated
  companies                                            8,389           10,058
                                                    --------         --------

Property, plant and equipment, at cost
  Land                                                 6,776            7,279
  Buildings and improvements                          38,331           40,232
  Machinery and equipment                             69,258           70,010
  Construction in progress                             1,867            1,068
                                                    --------         --------
                                                     116,232          118,589
  Less accumulated depreciation                       61,472           62,280
                                                    --------         --------
                                                      54,760           56,309
                                                    --------         --------

Excess of cost over net assets
  of acquired companies                               18,092           18,973
Deferred income taxes                                  5,226            5,349
Other noncurrent assets                                6,811            7,344
                                                    --------         --------
                                                      30,129           31,666
                                                    --------         --------

                                                    $183,112         $185,408
                                                    ========         ========


* Condensed from audited financial statements.

                         Quaker Chemical Corporation

                          Consolidated Balance Sheet

                                                     (dollars in thousands)
                                                     ----------------------

                                                    June 30       December 31,
                                                      1996            1995
                                                      ----            ----
                                                   (Unaudited)          *
Liabilities
- -----------

Current liabilities
  Short-term borrowings, current
    portion of long-term debt,
    notes payable and capital leases               $  23,790        $  25,548
  Accounts payable                                    20,528           20,969
  Dividends payable                                                     1,473
  Accrued liabilities                                 14,276           12,392
  Estimated taxes on income                            3,533              486
                                                    --------         --------
      Total current liabilities                       62,127           60,868
                                                    --------         --------

Long-term debt, notes payable and capital leases       7,592            9,300
Deferred income taxes                                  3,175            2,977
Accrued postretirement benefits                        8,815            8,809
Other noncurrent liabilities                           6,236            6,432
                                                    --------         --------
      Total noncurrent liabilities                    25,818           27,518
                                                    --------         --------

                                                      87,945           88,386
                                                    --------         --------

Minority interest in equity of subsidiaries            3,992            3,030
                                                    --------         --------

Shareholders' equity
- --------------------
  Common stock, $1 par value; authorized
    30,000,000 shares; issued (including
    treasury shares) 9,664,009 shares                  9,664            9,664
  Capital in excess of par value                         768              780
  Retained earnings                                   90,702           87,852
  Unearned compensation                                 (591)            (722)
  Foreign currency translation adjustments             7,913           12,333
                                                    --------         --------
                                                     108,456          109,907
  Treasury stock, shares held at cost;
    1996 - 1,109,123, 1995 - 853,809                 (17,281)         (15,915)
                                                    --------         --------
                                                      91,175           93,992
                                                    --------         --------

                                                    $183,112         $185,408
                                                    ========         ========

* Condensed from audited financial statements

                         Quaker Chemical Corporation

                       Consolidated Statement of Income
                          Six Months Ended June 30,

                                                           Unaudited
                                                     (dollars in thousands
                                                     except per share data)
                                                    -------------------------


                                                      1996            1995
                                                      ----            ----
Income
  Net sales                                         $117,989         $113,562
  Other income, net                                      820              900
                                                    --------         --------

                                                     118,809          114,462
                                                    --------         --------

Costs and expenses
  Cost of goods sold                                  68,190           67,835
  Selling, administrative and
    general expenses                                  42,504           38,675
                                                    --------         --------
                                                     110,694          106,510
                                                    --------         --------

Income from operations                                 8,115            7,952

Interest expense                                      (1,008)            (735)
Interest income                                          196              150
                                                    --------         --------
Income before taxes                                    7,303            7,367

Taxes on income                                        2,921            2,925
                                                    --------         --------
                                                       4,382            4,442
Equity in net income of associated
  companies                                              102              197
Minority interest in net income of
  subsidiaries                                          (160)            (253)
                                                    --------         --------

Net income                                          $  4,324         $  4,386
                                                    ========         ========

Per share data:
  Net income                                           $0.50            $0.50
  Dividends declared                                   $0.17            $0.31

  Based on weighted average number
    of shares outstanding                          8,666,161        8,812,602

                         Quaker Chemical Corporation

                       Consolidated Statement of Income
                         Three Months Ended June 30,

                                                            Unaudited
                                                      (dollars in thousands
                                                      except per share data)
                                                      ----------------------

                                                       1996           1995
                                                       ----           ----
Income
  Net sales                                         $ 59,786         $ 59,035
  Other income, net                                      536              746
                                                    --------         --------

                                                      60,322           59,781
                                                    --------         --------

Costs and expenses
  Cost of goods sold                                  34,235           35,111
  Selling, administrative and
    general expenses                                  21,419           20,154
                                                    --------         --------
                                                      55,654           55,265
                                                    --------         --------

Income from operations                                 4,668            4,516

Interest expense                                        (508)            (403)
Interest income                                          104               61
                                                    --------         --------
Income before taxes                                    4,264            4,174

Taxes on income                                        1,705            1,664
                                                    --------         --------
                                                       2,559            2,510
Equity in net income of associated
  companies                                              145              107
Minority interest in net income of
  subsidiaries                                           (56)            (146)
                                                    --------         --------

Net income                                          $  2,648         $  2,471
                                                    ========         ========

Per share data:
  Net income                                           $0.31            $0.28
  Dividends declared                                   *                $0.17

  Based on weighted average number
    of shares outstanding                          8,665,575        8,804,016


* Dividends for the second quarter of 1996 were declared and paid in July 1996 at a rate of $0.17 per share.
                                     - 6 -



Quaker Chemical Corporation

Consolidated Statement of Cash Flows
For the Six Months Ended June 30,

                                                                Unaudited
                                                         (dollars in thousands)
                                                                1996     1995
                                                                ----     ----
Cash flows from operating activities
  Net income                                                 $ 4,324    $ 4,386
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                             3,151      3,346
      Amortization                                             1,080      1,094
      Equity in net income of associated companies              (102)      (197)
      Minority interest in earnings of subsidiaries              160        253
      Deferred income taxes                                      103         31
      Deferred compensation and other postretirement benefits    668        455
      Net change in repositioning liability                     (618)      (564)
      Other, net                                                 393        (28)
  Increase (decrease) in cash from changes in current assets and liabilities net of acquisitions and divestitures:
      Accounts receivable                                     (4,170)    (5,622)
      Inventories                                              2,060     (1,573)
      Prepaid expenses and other current assets                1,317     (3,174)
      Accounts payable and accrued liabilities                   725        (92)
      Estimated taxes on income                                3,065         90
                                                             -------    -------
        Net cash provided by (used in) operating activities   12,156     (1,595)
                                                             -------    -------

Cash flows from investing activities
    Dividends from associated companies                        1,078         50
    Investments in property, plant, equipment and
      other assets                                            (2,937)    (4,942)
    Companies acquired excluding cash                                    (6,404)
    Investments in and advances to associated companies         (720)      (623)
    Proceeds from the sale of patent, production technology
      and other assets                                           683      2,000
    Other, net                                                              (75)
                                                             -------    -------
        Net cash used in investing activities                 (1,896)    (9,994)
                                                             -------    -------

Cash flows from financing activities
    Net (decrease) increase in short-term borrowings          (1,034)    13,545
    Repayment of long-term debt, notes payable and
      capital leases                                          (2,408)    (1,692)
    Dividends paid                                            (1,474)    (3,003)
    Treasury stock issued                                        209        340
    Treasury stock acquired                                   (1,587)      (516)
    Other, net                                                             (141)
                                                             -------    -------
        Net cash (used in) provided by financing activities   (6,294)     8,533
                                                             -------    -------


Effect of exchange rate changes on cash                         (758)      (174)
                                                             -------    -------

    Net increase (decrease) in cash and cash equivalents       3,208     (3,230)
    Cash and cash equivalents at beginning of period           7,230     11,345
                                                             -------    -------
    Cash and cash equivalents at end of period               $10,438    $ 8,115
                                                             =======    =======

Supplemental cash flow information
Cash paid during the year for:
    Income taxes                                             $ 2,050    $ 2,285
    Interest                                                   1,087        751

                   Management's Discussion and Analysis of
                   ---------------------------------------

                Financial Condition and Results of Operations
                ---------------------------------------------

Liquidity and Capital Resources
- -------------------------------

     Net cash flow provided by (used in) operating activities amounted to $12.2 million in the first half of 1996 compared to ($1.6) million in the same period of 1995. The improvement was principally due to better management of operating working capital and the timing of a tax refund in Europe.
     The Company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt and capital leases) increased $5.0 million primarily as a result of decreases in short-term borrowings and operating working capital. The current ratio was 1.4 to 1 at June 30, 1996, unchanged from December 31, 1995.

Operations
- ----------
Comparison of Six Months 1996 with Six Months 1995
- --------------------------------------------------

     Consolidated net sales for the first half of 1996 increased approximately 4% over the first half of 1995, mainly due to the effects of improved pricing and product sales mix. The increase in sales was the net result of a 5% increase in pricing and product sales mix; a 3% increase due to business acquisitions; a 3% decrease in volume; and a 1% decrease due to translation rates.
     Income from operations was 2% higher than the first half of 1995.
The Company's gross profit margin as a percentage of sales increased 2% mainly as a result of the aforementioned benefits of improved pricing, particularly in Europe, a more profitable sales mix and stable raw material costs. Selling, administrative and general expenses as a percent of sales were 1.7% higher than 1995 primarily as a result of planned increases in operating expenses related to geographic and product growth areas and strategic initiatives.
     Net interest costs rose due to increased financing costs associated with higher debt levels carried into 1996 related to the financing of a 1995 acquisition and other operating needs. Other income decreased primarily because of decreased license fee income. The decrease in equity in net income from associated companies was due to losses incurred by the Company's FRS joint venture related to increased costs of new business development and staff reorganization along with delays in new business startups. Earnings per share of $.50 were even with those of the prior year despite a negative currency translation impact of approximately $.03 per share due to the strengthening of the dollar against the major European currencies.

Comparison of Second Quarter 1996 with Second Quarter 1995
- ----------------------------------------------------------
     Consolidated net sales for the second quarter of 1996 increased 1% while comparative income from operations improved 3% versus the second quarter of 1995. The increase in sales was the net result of a 4% increase in price and sales mix; a 2% increase due to acquisitions offset by a 2% decrease in volume; and a 3% decrease due to currency translation.
     The reasons for changes in operating margin percentages and net interest costs in the second quarter 1996 versus the second quarter 1995 are basically the same as those previously mentioned for the comparative six-month periods. Other income decreased in the quarter mainly as a result of the absence of positive exchange impacts recorded in 1995. The increase in equity in net income from associated companies was primarily due to solid performances from joint ventures in Mexico and Venezuela offset in part by losses incurred by the Company's FRS joint venture.

Other Significant Items
- -----------------------

     The Company remains cautiously optimistic about customer production levels and raw material inflation over the balance of the year. However, the principal challenges still facing the Company are the highly competitive nature of the pricing environment in the Company's major markets and the effective management of the Company's FRS joint venture.
     Given these factors, the Company announced its intention to implement a series of measures that should improve manufacturing capacity utilization, customer responsiveness, operating efficiencies, and financial results.
These measures include the consolidation of manufacturing operations in the United States into one facility, and the consolidation of certain manufacturing, research and other functional activities in Europe. These actions should result in a pretax charge in the second half of 1996 in the range of $23 million (approximately $15 million after tax or $1.75 per share), about two-thirds of which will consist of non-cash items. If these measures are completed as planned, the Company expects annualized pretax cost savings of approximately $4 million, a substantial portion of which the Company now believes it will be able to realize in 1997.

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

                                      QUAKER CHEMICAL CORPORATION
                                      ---------------------------
                                              (Registrant)



                                      /s/ THOMAS F. KIRK
                                      --------------------------------
                                      Thomas F. Kirk, officer duly
                                      authorized to sign this report,
                                      Vice President and Chief Financial
                                      Officer




Date: August 14, 1996
- ----------------------