Form 10-Q/A
period 1996-06-30
QUAKER CHEMICAL CORP
filed 1996-08-27
CIK 81362

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
              _____________________________________

                           FORM 10-Q/A
                         Amendment No. 1
             ______________________________________

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

                  Commission file number 0-7154
                                         ------

                    QUAKER CHEMICAL CORPORATION
     -------------------------------------------------------
     (Exact name of Registrant as specified in its charter)


           Pennsylvania                              23-0993790
- -------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

  Elm and Lee Streets, Conshohocken, Pennsylvania 19428 - 0809
  -------------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)

 Registrant's telephone number, including area code 610-832-4000
                                                    ------------
                         Not Applicable
          ----------------------------------------------------
          Former name, former address, and former fiscal year, if changed since last report.

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
                                                     ---------

PART II.  OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders.

          The 1996 Annual Meeting of the Company's shareholders was held on May 9, 1996. At the Meeting, management's nominees, William L. Batchelor, Peter A. Benoliel, and Robert H. Rock were elected to fill the three available positions as Class I Directors. Voting (expressed in number of votes) was as follows: William L. Batchelor, 33,092,911 votes for, 75,665 votes against or withheld and no abstentions or broker non-votes; Peter A. Benoliel, 33,092,911 votes for, 75,665 votes against or withheld and no abstentions or broker non-votes; and Robert H. Rock, 33,000,468 votes for, 168,108 votes against or withheld and no abstentions or broker non-votes.

          At the Meeting, shareholders ratified the appointment of Price Waterhouse LLP as the Company's independent auditors to examine and report on its financial statements for the year ending December 31, 1996 by a vote of 32,969,834 votes for, 142,911 votes against, and 55,831 abstentions or broker non-votes.

                     * * * * * * * * * * * * * * * *

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                               QUAKER CHEMICAL CORPORATION
                               ---------------------------
                                       (Registrant)



                            By: /s/ Richard J. Fagan
                               --------------------------------------
                               Richard J. Fagan, officer duly authorized
                               to sign this report,
                               Corporate Controller and Acting Treasurer



Date: August 27, 1996
      ---------------