Form 10-Q
period 1996-09-30
QUAKER CHEMICAL CORP
filed 1996-11-14
CIK 81362

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                          _______________________

                                 FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1996

                                    OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________to____________

                       Commission file number 0-7154
                                              ------

                    QUAKER CHEMICAL CORPORATION
       ------------------------------------------------------
       (Exact name of Registrant as specified in its charter)

            Pennsylvania                        23-0993790
   -------------------------------          --------------------
   (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)          Identification No.)

     Elm and Lee Streets, Conshohocken, Pennsylvania 19428 - 0809
     -------------------------------------------------------------
       (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code 610-832-4000
                                                   ------------
                           Not Applicable
       ---------------------------------------------------------
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

     Number of Shares of Common Stock
     Outstanding on November 7, 1996                  8,566,401
                                                      ---------

PART I.  FINANCIAL INFORMATION

         QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
         ---------------------------------------------------------

                      CONDENSED FINANCIAL INFORMATION
                      -------------------------------

     The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

     Consolidated Balance Sheet at September 30, 1996 and
        December 31, 1995

     Consolidated Statement of Operations for the nine months ended September 30, 1996 and 1995

     Consolidated Statement of Operations for the three months ended September 30, 1996 and 1995

     Consolidated Statement of Cash Flows for the nine months ended September 30, 1996 and 1995.




                            * * * * * * * * * *




                  NOTE TO CONDENSED FINANCIAL INFORMATION
                 ---------------------------------------

     The attached condensed financial information has been prepared in accordance with instructions for Form 10-Q and, therefore, does not include all financial note information which might be necessary for a fair presentation in accordance with generally accepted accounting principles.
Such condensed financial information is unaudited, but in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of results for the periods indicated. The net income reported for the periods should not necessarily be regarded as indicative of net income on an annualized basis (see accompanying Management's Discussion and Analysis-Consolidation Charges); however, significant variations from the results for the same period of the previous year, if any, have been disclosed in the accompanying Management's Discussion and Analysis. Certain reclassifications of prior years' data have been made to improve comparability.

                          Quaker Chemical Corporation
                          ---------------------------

                           Consolidated Balance Sheet
                           --------------------------

                                                     (dollars in thousands)
                                                     ----------------------

                                                   September 30,  December 31,
                                                        1996          1995
                                                        ----          ----
                                                     (Unaudited)        *
Assets
------

Current assets
  Cash and cash equivalents                           $ 15,719      $  7,230
  Accounts receivable                                   51,384        46,965
  Inventories
    Raw materials and supplies                           8,039        10,964
    Work in process and finished goods                  11,993        10,669
  Deferred income taxes                                  3,740         1,415
  Prepaid expenses and other current assets              6,152        10,132
                                                      --------      --------
      Total current assets                              97,027        87,375
                                                      --------      --------

Investments in and advances to associated companies      8,732        10,058
                                                      --------      --------

Property, plant and equipment, at cost
  Land                                                   6,899         7,279
  Buildings and improvements                            34,854        40,232
  Machinery and equipment                               56,798        70,010
  Construction in progress                               2,314         1,068
                                                      --------      --------
                                                       100,865       118,589
  Less accumulated depreciation                         54,175        62,280
                                                      --------      --------
      Total property, plant and equipment               46,690        56,309
                                                      --------      --------

Excess of cost over net assets
  of acquired companies                                 17,849        18,973
Deferred income taxes                                    8,483         5,349
Other noncurrent assets                                  6,617         7,344
                                                      --------      --------
      Total noncurrent assets                           32,949        31,666
                                                      --------      --------

                                                      $185,398      $185,408
                                                      ========      ========

* Condensed from audited financial statements.

                          Quaker Chemical Corporation
                          ---------------------------

                           Consolidated Balance Sheet
                           --------------------------

                                                    (dollars in thousands)
                                                    ----------------------

                                                  September 30,   December 31,
                                                       1996           1995
                                                       ----           ----
                                                    (Unaudited)         *
Liabilities
-----------

Current liabilities
  Short-term borrowings, current
    portion of long-term debt,
    notes payable and capital leases                  $ 25,680      $ 25,548
  Accounts payable                                      22,354        20,969
  Dividends payable                                      1,499         1,473
  Accrued liabilities                                   21,176        12,392
  Estimated taxes on income                              3,356           486
                                                      --------      --------
      Total current liabilities                         74,065        60,868
                                                      --------      --------

Long-term debt, notes payable and capital leases         6,082         9,300
Deferred income taxes                                    3,274         2,977
Accrued postretirement benefits                          8,818         8,809
Other noncurrent liabilities                             6,898         6,432
                                                      --------      --------
      Total noncurrent liabilities                      25,072        27,518
                                                      --------      --------

      Total liabilities                                 99,137        88,386
                                                      --------      --------

Minority interest in equity of subsidiaries              3,914         3,030
                                                      --------      --------

Shareholders' equity
--------------------

  Common stock, $1 par value; authorized
    30,000,000 shares; issued (including
    treasury shares) 9,664,009 shares                    9,664         9,664
  Capital in excess of par value                           766           780
  Retained earnings                                     81,868        87,852
  Unearned compensation                                   (525)         (722)
  Foreign currency translation adjustments               7,739        12,333
                                                      --------      --------
                                                        99,512       109,907
  Treasury stock, shares held at cost;
    1996 - 1,100,365, 1995 - 853,809                   (17,165)      (15,915)
                                                      --------      --------
      Total shareholders' equity                        82,347        93,992
                                                      --------      --------

                                                      $185,398      $185,408
                                                      ========      ========

* Condensed from audited financial statements

                        Quaker Chemical Corporation
                        ---------------------------

                     Consolidated Statement of Operations
                        Nine Months Ended September 30,
                     ------------------------------------

                                                            Unaudited
                                                     (dollars in thousands
                                                     except per share data)
                                                     ----------------------

                                                        1996         1995
                                                        ----         ----

Net sales                                             $179,802      $171,434
Other income, net                                        1,154         1,485
                                                      --------      --------

                                                       180,956       172,919
                                                      --------      --------

Costs and expenses
  Cost of goods sold                                   103,862       102,269
  Selling, administrative and
    general expenses                                    64,264        58,705
  Consolidation charges                                 13,100
                                                      --------      --------
                                                       181,226       160,974
                                                      --------      --------

(Loss) income from operations                             (270)       11,945

Interest expense                                        (1,476)       (1,207)
Interest income                                            275           202
                                                      --------      --------
(Loss) income before taxes                              (1,471)       10,940

Taxes on income                                            197         4,354
                                                      --------      --------
                                                        (1,668)        6,586
Equity in net income of associated
  companies                                                287           220
Minority interest in net income of
  subsidiaries                                            (176)         (321)
                                                      --------      --------

Net (loss) income                                     $ (1,557)     $  6,485
                                                      ========      ========

Per share data:
  Net (loss) income                                     ($0.18)        $0.74
  Dividends declared                                    $0.515         $0.51

  Based on weighted average number
    of shares outstanding                            8,588,918     8,813,387

                          Quaker Chemical Corporation
                          ---------------------------

                      Consolidated Statement of Operations
                        Three Months Ended September 30,
                      ------------------------------------
                                                           Unaudited
                                                      (dollars in thousands
                                                      except per share data)
                                                      ----------------------

                                                         1996        1995
                                                         ----        ----

Net sales                                             $ 61,813      $ 57,872
Other income, net                                          334           585
                                                      --------      --------

                                                        62,147        58,457
                                                      --------      --------

Costs and expenses
  Cost of goods sold                                    35,672        34,434
  Selling, administrative and
    general expenses                                    21,760        20,030
  Consolidation charges                                 13,100
                                                      --------      --------
                                                        70,532        54,464
                                                      --------      --------

(Loss) income from operations                           (8,385)        3,993

Interest expense                                          (468)         (472)
Interest income                                             79            52
                                                      --------      --------
(Loss) income before taxes                              (8,774)        3,573

Taxes on income                                         (2,724)        1,429
                                                      --------      --------
                                                        (6,050)        2,144
Equity in net income of associated
  companies                                                185            23
Minority interest in net income of
  subsidiaries                                             (16)          (68)
                                                      --------      --------

Net (loss) income                                     $ (5,881)     $  2,099
                                                      ========      ========

Per share data:
Net (loss) income                                       ($0.68)        $0.24
Dividends declared                                       0.345         $0.17

Based on weighted average number
of shares outstanding                                8,558,223     8,812,074

                        Quaker Chemical Corporation
                        ---------------------------

                     Consolidated Statement of Cash Flows
                    For the Nine Months Ended September 30,
                    --------------------------------------

                                                                Unaudited
                                                         (dollars in thousands)
                                                              1996       1995
                                                              ----       ----

Cash flows from operating activities
  Net (loss) income                                        $ (1,557)    $ 6,485
  Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
      Depreciation                                            4,632       4,722
      Amortization                                            1,633       1,205
      Equity in net income of associated companies             (287)       (220)
      Minority interest in earnings of subsidiaries             176         321
      Deferred income taxes                                  (2,672)         15
      Deferred compensation and other
        postretirement benefits                                 583         358
      Consolidation charges, net                             12,600
      Net change in repositioning liability                    (764)       (859)
      Other, net                                               (263)       (260)
  Increase (decrease) in cash from changes in current
    assets and liabilities net of acquisitions
    and divestitures:
      Accounts receivable                                    (5,415)     (5,055)
      Inventories                                             1,153      (2,181)
      Prepaid expenses and other current assets               1,454      (2,618)
      Accounts payable and accrued liabilities                7,199      (2,325)
      Estimated taxes on income                               2,893         252
                                                            -------     -------
        Net cash provided by (used in)
          operating activities                               21,365        (160)
                                                            -------     -------

Cash flows from investing activities
    Dividends from associated companies                       1,158          59
    Investments in property, plant, equipment
      and other assets                                       (4,076)     (7,794)
    Companies acquired excluding cash                                    (6,628)
    Investments in and advances to associated companies      (1,073)     (1,076)
    Proceeds from the sale of assets                            683       2,000
    Other, net
                                                            -------     -------
        Net cash used in investing activities                (3,308)    (13,439)
                                                            -------     -------

Cash flows from financing activities
    Net (decrease) increase in short-term borrowings
      and notes payable                                       1,032      17,380
    Repayment of long-term debt, notes payable and
      capital leases                                         (4,091)     (3,501)
    Dividends paid                                           (4,427)     (4,505)
    Treasury stock issued                                       323         143
    Treasury stock acquired                                  (1,587)       (516)
    Other, net                                                             (141)
                                                            -------     -------
        Net cash (used in) provided by financing
          activities                                         (8,750)      8,860
                                                            -------     -------


Effect of exchange rate changes on cash                        (818)        160
                                                            -------     -------

    Net increase (decrease) in cash and cash equivalents      8,489      (4,579)
    Cash and cash equivalents at beginning of period          7,230      11,345
                                                            -------     -------
    Cash and cash equivalents at end of period              $15,719     $ 6,766
                                                            =======     =======

Supplemental cash flow information
Cash paid during the year for:
    Income taxes                                            $ 5,125     $ 4,991
    Interest                                                  1,645       1,404

                   Management's Discussion and Analysis of
               -----------------------------------------------
                Financial Condition and Results of Operations
              -------------------------------------------------

Consolidation Charges
---------------------

     On July 24, 1996, the Company announced its intention to implement a series of consolidation measures intended to improve manufacturing capacity utilization, responsiveness to customer needs, operating efficiencies, and financial results. The Company estimated that the actions would result in a pretax charge in the second half of 1996 in the range of $23 million (approximately $15 million after tax or $1.75 per share), about two-thirds of which would consist of non-cash items. In the third quarter of 1996, the Company recorded a pretax consolidation charge of $13.1 million (approximately $8.6 million after tax), which represents a portion of the aforementioned charge. The third quarter charge includes $8.4 million for the write-down of property, plant and equipment associated with the closure of the Company's Conshohocken, Pennsylvania plant and $4.7 million for employee termination and other costs of the program. The charges for the remaining series of consolidation actions, which are not yet finalized, are expected to be recorded in the fourth quarter. As of September 30, 1996, approximately $3.7 million and $.5 million remained in accrued liabilities and other noncurrent liabilities, respectively, relating to the $13.1 million consolidation charge.


Liquidity and Capital Resources
-------------------------------

     Net cash flow provided by (used in) operating activities amounted to $21.4 million for the nine months of 1996 compared to ($.2) million in the same period of 1995. The improvement was principally due to better operating performance, controlled growth in the required amount of working capital, and the timing of a tax refund in Europe.
     The Company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt and capital leases) increased $8.5 million primarily as a result of improved operating performance. The current ratio at September 30, 1996, was 1.3 to 1 as compared to 1.4 to 1 at December 31, 1995. The slight decline mainly resulted from an increase in current liabilities of approximately $5.3 million related to the Company's consolidation charge and accruals for strategic initiatives.

Operations
----------
Comparison of Nine Months 1996 with Nine Months 1995
----------------------------------------------------

     Through nine months, consolidated net sales increased by 5% to $179.8 million, mainly due to the effects of improved pricing and product sales mix. The increase in sales was the net result of a 4% increase in pricing and product sales mix; a 2% increase due to business acquisitions; a 1% increase in volume; and a 2% decrease due to currency translation rates.
     Excluding the effect of the third quarter consolidation charge, income from operations was 7% higher than the same period of 1995. The increase was a result of the benefits of pricing initiatives, particularly in Europe, stable raw material costs, improved performance from the Company's U.S. operations, and an increased contribution from the Company's growing Asia/Pacific operations. The Company's gross profit margin as a percentage of sales increased 1.8% mainly as a result of the aforementioned benefits of improved pricing, particularly in Europe, a more profitable sales mix and stable raw material costs. Selling, administrative and general expenses as a percent of sales were 1.5% higher than 1995 primarily as a result of expected increases in operating expenses related to geographic and product growth areas and strategic initiatives.
     Net interest costs rose due to increased financing costs associated with higher debt levels carried into 1996 related to the financing of a 1995 acquisition and other operating needs. Other income decreased because of a decline in royalty and license fee income. In 1996, the combination of lower operating results (including the consolidation charge), foreign taxes on earnings at rates different than the U.S. federal tax rate, and the influence of non-deductible expenses required a tax expense on a loss before taxes. Earnings per share of $.83, excluding the aforementioned consolidation charge (approximately $1.01 per share), were 12% higher than the prior year despite a negative currency translation impact of approximately $.05 per share due to the strengthening of the dollar against the major European currencies.


Comparison of Third Quarter 1996 with Third Quarter 1995
--------------------------------------------------------

     Consolidated net sales for the third quarter of 1996 were $61.8 million, an all-time record, and 7% higher than the third quarter of 1995. The increase in sales was the net result of a 2% increase in pricing and sales mix; an 8% increase in volume; and a 3% decrease due to currency translation. Income from operations, excluding the consolidation charge, increased 18% due to the benefits of pricing initiatives, particularly in Europe, stable raw material costs, and changes in sales mix.

     The reasons for changes in operating margin percentages, other income, net interest costs, and taxes on income in the third quarter 1996 versus the third quarter 1995 are basically the same as those previously mentioned for the comparative nine-month periods. The increase in equity in net income from associated companies resulted from solid performances from joint ventures in Mexico and Venezuela. Earnings per share, excluding the effect of the third quarter 1996 consolidation charge ($1.01 per share), improved 38%, to $.33 from $.24. Currency translation had a negative impact of approximately $.01 per share due to the strengthening of the dollar against the major European currencies.

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.
               ------------------

               On or about October 24, 1996, Petrolite Corporation and its subsidiary, Petrolite Holdings, Inc. (collectively, "Petrolite") filed a Demand for Arbitration with the American Arbitration Association and a Petition with the Circuit Court for the County of St. Louis, State of Missouri, against the Registrant and certain of its subsidiaries (collectively, the "Company"). The actions arise out of a Technology Purchase Agreement (the "Agreement") between Petrolite and the Company dated April 13, 1993, as amended, pursuant to which the Company sold various assets, including a patent (the "Patent"), to Petrolite for a purchase price of approximately $8.5 million plus an obligation to pay royalties. In a suit brought by Petrolite against Baker Hughes, Inc., et al. for infringement of the Patent, the United States District Court for the Western District of Oklahoma (No. CIV-94-311-M) affirmed by the United States Court of Appeals for the Federal Circuit (No. 95-1447) declared all of the claims of the Patent invalid as a result of sales allegedly made by the Company more than one year prior to the filing of the Patent application. In its actions against the Company, Petrolite seeks damages in an unspecified amount, rescission of the Agreement, costs, and other relief. The Company believes that it has complete and meritorious defenses to the Petrolite actions and intends to vigorously defend the actions and deny liability and to pursue a claim against Petrolite for royalties. The bases for the Company's position include, but are not limited to, the Company specifically made no representations or warranties with respect to the validity of the Patent in the agreement, all sales made by the Company prior to filing the Patent application were disclosed to Petrolite prior to closing under the Agreement and the findings made by the Court in Petrolite's suit with Baker Hughes, Inc. were the result of the failure of Petrolite's counsel to take certain required actions in the handling of the case.

     Items 2, 3, 4 and 5 are inapplicable and have been omitted.

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

                                       QUAKER CHEMICAL CORPORATION
                                       ----------------------------
                                               (Registrant)




                                       /s/ THOMAS F. KIRK
                                       -----------------------------------
                                       Thomas F. Kirk, officer duly
                                       authorized to sign this report,
                                       Vice President and Chief Financial
                                       Officer




Date: November 14, 1996
      ------------------