Form 10-K
period 1996-12-31
QUAKER CHEMICAL CORP
filed 1997-03-27
CIK 81362

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

            [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996

                                     or

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                     for transition period from       to

                       Commission file number 0-17154

                         QUAKER CHEMICAL CORPORATION
                         ---------------------------
           (Exact name of Registrant as specified in its charter)


  A Pennsylvania Corporation                   No. 23-0993790
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. EMPLOYER IDENTIFICATION NO.)
incorporation or organization)

Elm and Lee Streets, Conshohocken, Pennsylvania         19428
-----------------------------------------------         ------
   (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code (610) 832-4000

         Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each Exchange on
        Title of each class                            which registered
        -------------------                       ------------------------
   Common Stock, $1.00 par value                    New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                    None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No    .
                                      ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on March 14, 1997): $131,288,722.50.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 8,624,581 shares of Common Stock, $1.00 Par Value, as of March 14, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated into Parts I and II.

(2) Portions of the Registrant's definitive Proxy Statement dated March 27, 1997 in connection with the Annual Meeting of Shareholders to be held on May 7, 1997 are incorporated into Part III.

The exhibit index is located on page 13.

=============================================================================

                                   PART I

     As used in this Report, the term "Quaker," unless the context otherwise requires, means Quaker Chemical Corporation, its subsidiaries, and associated companies.

Item 1.   Business.

General Description
     Quaker develops, produces, and markets a broad range of formulated chemical specialty products for various heavy industrial and manufacturing applications and, in addition, offers and markets chemical management services, including recycling services. Quaker's principal products and services include: (i) rolling lubricants (used by manufacturers of steel in the hot and cold rolling of steel and by manufacturers of aluminum in the cold rolling of aluminum); (ii) corrosion preventives (used by steel and metalworking customers to protect metal during manufacture, storage, and shipment); (iii) metal finishing compounds (used to prepare metal surfaces for special treatments such as galvanizing and tin plating and to prepare metal for further processing); (iv) machining and grinding compounds (used by metalworking customers in cutting, shaping, and grinding metal parts which require special treatment to enable them to tolerate the manufacturing process); (v) forming compounds (used to facilitate the drawing and extrusion of metal products); (vi) paper production products (used as defoamers, release agents, softeners, debonders, and dispersants); (vii) hydraulic fluids (used by steel, metalworking, and other customers to operate hydraulically activated equipment); (viii) products for the removal of hydrogen sulfide in various industrial applications; (ix) chemical milling maskants for the aerospace industry; (x) construction products such as flexible sealants and protective coatings for various applications; and (xi) programs to provide recycling and chemical management services.

     Substantially all of Quaker's sales worldwide are made directly through its own sales force. Quaker sales persons visit the plants of customers regularly, and through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker's existing products or by applying new formulations developed in Quaker's laboratories. Sales personnel may call upon Quaker's regional managers, product managers, and members of its laboratory staff for assistance in obtaining and setting up product tests and evaluating the results of such tests. In 1996, certain products were also sold in Canada, Korea, and India by exclusive licensees under long-term royalty agreements. Generally, separate manufacturing facilities of a single customer are served by different sales personnel.

Competition
     The chemical specialty industry is composed of a number of companies of similar size as well as companies larger and smaller than Quaker. Quaker cannot readily determine its precise position in every industry it serves. Based on information available to Quaker, however, it is estimated that Quaker holds a dominant position (among a group in excess of 25 other suppliers) in the market for process fluids used in the production of hot and cold rolling of steel. Many competitors are in fewer and more specialized product classifications or provide different levels of technical services in terms of specific formulations for individual customers. Competition in the industry is based primarily on the ability to provide products which meet the needs of the customer and render technical services and laboratory assistance to customers and, to a lesser extent, on price.

Major Customers and Markets
     During 1996, Quaker's five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 14% of its consolidated net sales with the largest of these customers accounting for approximately 4% of consolidated net sales. Furthermore, a significant portion of Quaker's revenues are realized from the sale of process fluids to manufacturers of hot and cold rolling steel, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers (the majority of which are automobile, appliance, and durable good manufacturers or in the construction industry).

Raw Materials
     Quaker uses over 500 raw materials, including mineral oils, fats and fat derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of organic and inorganic compounds. In 1996, only one raw material accounted for as much as 11% of the total cost of Quaker's raw material purchases. Many of the raw materials used by Quaker are "commodity" chemicals, and, therefore, Quaker's earnings can be affected by market changes in raw material prices caused by factors beyond Quaker's control. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business.

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

Research and Development--Laboratories
     Quaker's research and development laboratories are directed primarily toward applied research and development since the nature of Quaker's business requires continuing modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Incorporated by reference is the information contained under the caption "Research and Development Costs" appearing in Note 1 to Notes to Consolidated Financial Statements on page 23 of the Registrant's 1996 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

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

     Approximately 157 persons, of whom 87 have B. S. degrees and 31 have B.S. and advanced degrees, are employed in Quaker's laboratories.

Number of Employees
     On December 31, 1996, Quaker's consolidated companies had 835 full-time employees of whom 375 were employed by the parent company and its U.S. subsidiaries and 460 were employed by its non-U.S. subsidiaries. Associated non-U.S. companies of Quaker (in which it owns 50% or less) employed 232 people on December 31, 1996.

Product Classification
     Incorporated by reference is the information concerning product classification by markets served appearing under the caption
"Supplemental Financial Information"
on page 34 of the Registrant's 1996 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Non-U.S. Activities

     Incorporated by reference is the information concerning non-U.S. activities appearing in Note 9 to Notes to Consolidated Financial Statements on page 29 of the Registrant's 1996 Annual Report to Shareholders and under the caption "General" of the Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on page 16 of the aforementioned Annual Report, the incorporated portions of which are included as Exhibit 13 to this Report. Since significant revenues and earnings are generated by its non-U.S. operations, Quaker's financial results are affected by currency fluctuations, particularly between the U.S. dollar and the Dutch guilder.

Item 2.   Properties.

     Quaker's principal facilities in the United States are located in Conshohocken, Pennsylvania and Detroit, Michigan. Quaker's non-U.S. subsidiaries own facilities in Woodchester, England; Uithoorn, The Netherlands; Villeneuve, France; and Santa Perpetua de Mogoda, Spain and lease small sales facilities in other locations. All of these facilities are owned mortgage free. Financing for the Technical Center in Conshohocken, Pennsylvania was arranged through the use of industrial revenue and development bonds with an outstanding balance at December 31, 1996 of $5,000,000.

     Quaker's aforementioned facilities consist of various manufacturing, administrative, warehouse, and laboratory buildings. Substantially all of the buildings are of fire-resistant construction and are equipped with sprinkler systems. All facilities are primarily of masonry and/or steel construction and are adequate and suitable for Quaker's present operations. The Company has a program to identify needed capital improvements which will be implemented as management considers necessary or desirable. Most locations have various numbers of raw material storage tanks ranging from 6 to 63 having a capacity from 500 to 80,000 gallons each and processing or manufacturing vessels ranging in capacity from 50 to 12,000 gallons each. Manufacturing and warehouse facilities located in Conshohocken, Pennsylvania, were closed in 1996 but are being maintained in a state of readiness that will permit resuming operations in all or some of such facilities if necessary or desirable.

     In order to facilitate compliance with applicable federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment, currently directed primarily to facilities in the United States for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility in the United States by Quaker and/or independent environmental experts, as well as ongoing inspections by on-site personnel. Such inspections are addressed to operational matters, record-keeping, reporting requirements, and capital improvements. In 1996, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $200,000.

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

Item 3.   Legal Proceedings.

     On or about October 24, 1996, Petrolite Corporation and its subsidiary, Petrolite Holdings, Inc. (collectively, "Petrolite"), filed a Demand for Arbitration with the American Arbitration Association and a Petition with the Circuit Court for the County of St. Louis, State of Missouri, against the Registrant and certain of its subsidiaries (collectively, the "Company").
The actions arise from a Technology Purchase Agreement (the "Agreement") between Petrolite and the Company dated April 13, 1993, as amended, pursuant to which the Company sold various assets, including a patent (the "Patent"), to Petrolite for a purchase price of approximately $8.5 million plus an obligation to pay royalties. In a suit brought by Petrolite against Baker Hughes, Inc., et al. for infringement of the Patent, the United States District Court for the Western District of Oklahoma (No. CIV-94-311-M) affirmed by the United States Court of Appeals for the Federal Circuit (No. 95-1447) declared all of the claims of the Patent invalid as a result of sales allegedly made by the Company more than one year prior to the filing of the Patent application. In its actions against the Company, Petrolite seeks damages in an unspecified amount, rescission of the Agreement, costs, and other relief. The Company believes that it has complete and meritorious defenses to the Petrolite actions and intends to vigorously defend the actions and deny liability and to pursue a claim against Petrolite for royalties. The bases for the Company's position include, but are not limited to, the Company specifically made no representations or warranties with respect to the validity of the Patent, all sales made by the Company prior to filing the Patent application were disclosed to Petrolite prior to closing under the Agreement, and the findings made by the Court in Petrolite's suit with Baker Hughes, Inc. were the result of the failure of Petrolite's counsel to take certain required actions in the handling of the case.

     The Company is a party to other proceedings, cases, and requests for information from, and negotiations with, various claimants and federal and state agencies relating to various matters including environmental matters, none of which is expected to result in monetary sanctions in an amount or in an award that would have a material adverse effect on the Company's results of operations or financial condition. For information concerning pending asbestos-related cases against a nonoperating subsidiary and amounts accrued associated with certain environmental investigatory and noncapital remediation costs, refer to Note 11 of Notes to Consolidated Financial Statements which appears on page 30 in the Registrant's 1996 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the last quarter of the period covered by this Report.

Item 4(a).     Executive Officers of the Registrant.

                                                               Year First
                                                               Elected as
                                                              an Executive
Name                  Office (since)                    Age       Officer
-----------------------------------------------------------------------------
Peter A. Benoliel     Chairman of the Board (1980)      65        1963

Ronald J. Naples      President and Chief               51        1995
                      Executive Officer (1995)

Thomas F. Kirk        Vice President and                51        1996
                      Chief Financial Officer (1996)

Jose Luiz Bregolato   Vice President-South America      51        1993
                      (1993)

Daniel S. Ma          Vice President-Asia/Pacific       56        1995
                      (1995)

Marcus C. J. Meijer   Vice President-Europe (1990)      49        1990

Joseph F. Virdone     Vice President-U.S. Commercial    52        1996
                      Operations (1996)

     Messrs. Benoliel and Meijer have served as officers of the Registrant for more than the past five years. Prior to his election as an officer of the Registrant, Mr. Bregolato served as Financial
Consultant and Administrative Director of Fabrica

Carioca de Catalisadores, S.A. to which he was appointed in 1985. Prior to his election as an officer of the Registrant, Mr. Ma was Managing Director, Asia/Pacific Region, to which he was appointed in 1993 and was Business Manager, PPG Industries from 1991 to 1993. Prior to his election as President and Chief Executive Officer, effective October 2, 1995, Mr. Naples served as Chairman of the Board and Chief Executive Officer of Hunt Manufacturing Company until April 6, 1995, a position held for over five years. Mr. Naples has been a Director of the Registrant since 1988. Prior to his election as Vice President and Chief Financial Officer of Registrant, Mr. Kirk was employed by Rhone-Poulenc, Inc., Princeton, New Jersey, where he served as Senior Vice President and Chief Financial Officer and prior to this as Vice President Corporate Planning and Development and Assistant to the Senior Vice Presidents of Planning, and Finance for Rhone-Poulenc, S.A., Paris, France. Prior to his election as an officer of the Registrant, Mr. Virdone served as Industry Manager-Steel since August 15, 1994. Prior to that date, Mr. Virdone was employed by FMC Corporation as National Sales Director-Industrial Chemicals and also served in various consulting capacities.

     Mr. Benoliel will retire as Chairman of the Board of the Registrant on May 7, 1997. On such date, Mr. Naples will assume the position of Chairman of the Board of the Registrant in addition to his position as President and Chief Executive Officer of the Registrant. Mr. Benoliel will remain as a Director of the Registrant and will serve as Chairman of the Executive Committee.

     There is no family relationship between any of the Registrant's Executive Officers. Each officer is elected for a term of one year.

                                   PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters.

     Incorporated by reference is the information appearing under the caption "Stock Market and Related Security Holder Matters" on page 34 of the Registrant's 1996 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 6. Selected Financial Data.

     Incorporated by reference is the information appearing under the caption "Eleven-Year Financial Information" on pages 32 and 33 of the Registrant's 1996 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

     Incorporated by reference is the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 18 of the Registrant's 1996 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 8. Financial Statements and Supplementary Data.

     Incorporated by reference is the information appearing on pages 19 through 34 of the Registrant's 1996 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference is the information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" contained in the Registrant's definitive Proxy Statement to be filed no later than 120 days after the close of its fiscal year ended December 31, 1996 (the "1997 Proxy Statement") and the information appearing in Item 4(a) on pages 6 and 7 of this Report.

     Section 16(a) Beneficial Ownership Reporting Compliance.

     Based solely on the Company's review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended, and written representations of the Company's officers and directors, the Company believes that all reports required to be filed pursuant to the 1934 Act with respect to transactions in the Company's Common Stock through December 31, 1996 were filed on a timely basis except for one filing on Form 4 covering one transaction each for Patricia C. Barron and Ronald J. Naples.

Item 11. Executive Compensation.

     Incorporated by reference is the information beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation/Management Development Committee Report on Executive Compensation" contained in the Registrant's 1997 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference is the information beginning immediately following the caption "Security Ownership of Certain Beneficial Owners and Management" to, but not including, the caption "Election of Directors" contained in the Registrant's 1997 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     No information is required to be provided in response to this Item 13.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Exhibits and Financial Statement Schedules

           1. Financial Statements

                   The following is a list of the Financial Statements and
              related documents which have been incorporated by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, as set forth in Item 8:

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

           3. Exhibits (numbered in accordance with Item 601 of
              Regulation S-K)

              3(a) --   Amended and Restated Articles of Incorporation.
              3(b) --   By-Laws. Incorporated by reference to Exhibit 3(b) to
                        Form 10-Q as filed by the Registrant for the quarter ended June 30, 1993.
                 4 --   Shareholder Rights Plan.  Incorporated by reference
                        to Form 8-K as filed by the Registrant on February
                        20, 1990.
              10(a) --  Long-Term Performance Incentive Plan as approved May
                        5, 1993. Incorporated by reference to Exhibit 10(a) as filed by the Registrant with Form 10-K for the year 1993.
              10(b) --  Employment Agreement by and between Registrant and
                        Peter A. Benoliel.  Incorporated by reference to
                        Exhibit 10(b) as filed by Registrant with Form 10-K for the year 1989.*
              10(h) --  Documents constituting employment contract by and be tween Quaker Chemical Europe B.V. and M. C. J.
                        Meijer. Incorporated by reference to Exhibit 10(h) as filed by Registrant with Form 10-K for the year
                        1993.*
              10(i) --  Employment Agreement by and between the Registrant and Ronald J. Naples.  Incorporated by reference to
                        Exhibit 10(i) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*
              10(j) --  Amendment to the Stock Option Agreement by and
                        between the Registrant and Ronald J. Naples.
                        Incorporated by reference to Exhibit 10(i) as filed by Registrant with Form 10-Q for the quarter ended
                        September 30, 1995.*

              10(l) --  Employment Agreement by and between Registrant and
                        Daniel S. Ma, incorporated by reference to Exhibit
                        10(l) as filed by Registrant with Form 10-K for the
                        year 1995.*
              10(m) --  Employment Agreement by and between Registrant and
                        Thomas F. Kirk.*
              10(n)     Deferred Compensation Plan as adopted by the Regis
                        trant on July 10, 1996.
              13 --     Portions of the 1996 Annual Report to Shareholders
                        incorporated by reference.
              21 --     Subsidiaries and Affiliates of the Registrant.
              23 --     Consent of Independent Accountants.
              27 --     Financial Data Schedule.

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

                                   QUAKER CHEMICAL CORPORATION
                                   -----------------------------------
                                          Registrant

Date:  March 27, 1997         By:  RONALD J. NAPLES
                                   ---------------------------------
                                   Ronald J. Naples
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signatures                         Capacity                                     Date
----------------------------------------------------------------------------------------------------
RONALD J. NAPLES                        Principal Executive Officer and Director     March 27, 1997
-------------------------------------
Ronald J. Naples
President and Chief Executive Officer


THOMAS F. KIRK                          Principal Financial Officer                  March 27, 1997
-------------------------------------
Thomas F. Kirk
Vice President and
 Chief Financial Officer


PETER A. BENOLIEL                       Director                                     March 27, 1997
-------------------------------------
Peter A. Benoliel, Chairman
 of the Board


JOSEPH B. ANDERSON, JR.                 Director                                     March 27, 1997
-------------------------------------
Joseph B. Anderson, Jr.


PATRICIA C. BARRON                      Director                                     March 27, 1997
-------------------------------------
Patricia C. Barron


WILLIAM L. BATCHELOR                    Director                                     March 27, 1997
-------------------------------------
William L. Batchelor


LENNOX K. BLACK                         Director                                     March 27, 1997
-------------------------------------
Lennox K. Black


EDWIN J. DELATTRE                       Director                                     March 27, 1997
-------------------------------------
Edwin J. Delattre


ROBERT P. HAUPTFUHRER                   Director                                     March 27, 1997
-------------------------------------
Robert P. Hauptfuhrer


FREDERICK HELDRING                      Director                                     March 27, 1997
-------------------------------------
Frederick Heldring


ROBERT H. ROCK                          Director                                     March 27, 1997
-------------------------------------
Robert H. Rock


ALEX SATINSKY                           Director                                     March 27, 1997
-------------------------------------
Alex Satinsky

                               EXHIBIT INDEX


Exhibit No.               Description

     3(a)           Amended and Restated Articles of Incorporation

    10(m) Employment Agreement by and between Registrant and Thomas F. Kirk

    10(n) Deferred Compensation Plan as adopted by the Registrant on July 10, 1996

    13 Portions of the 1996 Annual Report to Shareholders Incorporated by Reference

    21              Subsidiaries and Affiliates of the Registrant

    23              Consent of Independent Accountants

    27              Financial Data Schedule