Form 10-Q
period 1997-03-31
QUAKER CHEMICAL CORP
filed 1997-05-15
CIK 81362

======================================================================

                             FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1997

                                 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________to____________

                   Commission file number 0-7154

                        QUAKER CHEMICAL CORPORATION
           -------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

                 Pennsylvania                        23-0993790
      ----------------------------------       ---------------------
        (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)          Identification No.)

      Elm and Lee Streets, Conshohocken, Pennsylvania 19428 - 0809
     ----------------------------------------------------------------
           (Address of principal executive offices)    (Zip Code)

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

     Number of Shares of Common Stock
     Outstanding on April 30, 1997                  8,645,122
                                                    ----------
======================================================================

PART I.  FINANCIAL INFORMATION

     QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION

     The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

          Consolidated Balance Sheet at March 31, 1997 and
                 December 31, 1996

          Consolidated Statement of Income for the three months ended March 31, 1997 and 1996

          Consolidated Statement of Cash Flows for the three months ended March 31, 1997 and 1996.




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

                          Quaker Chemical Corporation

                           Consolidated Balance Sheet


                                                       (dollars in thousands)

                                                       March 31,   December 31,
                                                          1997         1996
                                                          ----         ----
                                                       (Unaudited)       *
Assets

Current assets
  Cash and cash equivalents                            $  9,864      $  8,525
  Accounts receivable                                    45,035        45,564
  Inventories
    Raw materials and supplies                            8,580         9,094
    Work in process and finished goods                   11,416        11,947
  Deferred income taxes                                   4,446         4,840
  Prepaid expenses and other current assets               8,553         6,582
                                                       --------      --------
      Total current assets                               87,894        86,552
                                                       --------      --------

Investments in and advances to associated companies       4,334         3,941
                                                       --------      --------

Property, plant and equipment, at cost
  Land                                                    6,336         6,586
  Buildings and improvements                             31,841        32,680
  Machinery and equipment                                56,701        58,220
  Construction in progress                                1,727         1,476
                                                       --------      --------
                                                         96,605        98,962
  Less accumulated depreciation                          54,272        55,002
                                                       --------      --------
      Total property, plant and equipment                42,333        43,960
                                                       --------      --------

Goodwill, net                                            15,225        16,222
Deferred income taxes                                     9,556         9,278
Other noncurrent assets                                   5,475         5,655
                                                       --------      --------
      Total noncurrent assets                            30,256        31,155
                                                       --------      --------

                                                       $164,817      $165,608
                                                       ========      ========


* Condensed from audited financial statements.

                          Quaker Chemical Corporation

                           Consolidated Balance Sheet


                                                      (dollars in thousands)

                                                       March 31,  December 31,
                                                          1997        1996
                                                          ----        ----
                                                      (Unaudited)       *

Liabilities

Current liabilities
  Short-term borrowings, current
    portion of long-term debt,
    notes payable and capital leases                    $21,148       $17,404
  Accounts payable                                       22,350        23,386
  Dividends payable                                       1,520         1,508
  Accrued liabilities                                    18,540        19,843
  Estimated taxes on income                               3,889         1,893
                                                       --------      --------
      Total current liabilities                          67,447        64,034
                                                       --------      --------

Long-term debt, notes payable and capital leases          5,218         5,182
Deferred income taxes                                     3,232         3,222
Accrued postretirement benefits                           8,930         8,898
Other noncurrent liabilities                              6,047         6,255
                                                       --------      --------
      Total noncurrent liabilities                       23,427        23,557
                                                       --------      --------

      Total liabilities                                  90,874        87,591
                                                       --------      --------

Minority interest in equity of subsidiaries               4,027         3,763
                                                       --------      --------

Shareholders' equity
  Common stock, $1 par value; authorized
    30,000,000 shares; issued (including
    treasury shares) 9,664,009 shares                     9,664         9,664
  Capital in excess of par value                            647           634
  Retained earnings                                      75,364        74,317
  Unearned compensation                                    (394)         (459)
  Foreign currency translation adjustments                  903         6,475
                                                       --------      --------
                                                         86,184        90,631
  Treasury stock, shares held at cost;
    1997 - 1,021,706, 1996 - 1,044,452                  (16,268)      (16,377)
                                                       --------      --------
      Total shareholders' equity                         69,916        74,254
                                                       --------      --------

                                                       $164,817      $165,608
                                                       ========      ========

* Condensed from audited financial statements

                          Quaker Chemical Corporation

                        Consolidated Statement of Income
                          Three Months Ended March 31,

                                                             Unaudited
                                                       (dollars in thousands
                                                       except per share data)
                                                       ----------------------
                                                          1997         1996
                                                          ----         ----

Net sales                                              $ 58,543      $ 58,203
                                                       --------      --------

Costs and expenses
  Cost of goods sold                                     33,176        33,955
  Selling, administrative and general expenses           21,495        21,085
                                                       --------      --------
                                                         54,671        55,040
                                                       --------      --------

Income from operations                                    3,872         3,163

Other income, net                                           352           284
Interest expense                                           (425)         (500)
Interest income                                              60            92
                                                       --------      --------
Income before taxes                                       3,859         3,039

Taxes on income                                           1,544         1,216
                                                       --------      --------
                                                          2,315         1,823
Equity in net income of associated companies                287           (43)
Minority interest in net income of subsidiaries             (35)         (104)
                                                       --------      --------

Net income                                             $  2,567      $  1,676
                                                       ========      ========

Per share data:
Net income                                               $0.30          $0.19
Dividends declared                                       $0.175         $0.17

Based on weighted average number
  of shares outstanding                               8,622,064     8,666,747

                          Quaker Chemical Corporation

                      Consolidated Statement of Cash Flows
                      For the Three Months Ended March 31,

                                                                Unaudited
                                                         (dollars in thousands)
                                                             1997       1996
                                                             ----       ----

Cash flows from operating activities
 Net income                                                 $2,567     $1,676
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                              1,189      1,525
   Amortization                                                508        546
   Equity in net (income) loss of associated companies        (287)        43
   Minority interest in earnings of subsidiaries                35        104
   Deferred income taxes                                      (228)      (214)
   Deferred compensation and other postretirement benefits     262        202
   Net change in repositioning liability                    (1,923)      (265)
   Other, net                                                  (17)       269
 Increase (decrease) in cash from changes in current
  assets and liabilities net of acquisitions
  and divestitures:
   Accounts receivable                                      (1,260)    (3,613)
   Inventories                                                 415        545
   Prepaid expenses and other current assets                (1,790)      (266)
   Accounts payable and accrued liabilities                    593      1,002
   Estimated taxes on income                                 2,154         47
                                                            ------     ------
 Net cash provided by operating activities                   2,218      1,601
                                                            ------     ------

Cash flows from investing activities
 Dividends from associated companies                                      735
 Investments in property, plant, equipment
   and other assets                                         (1,221)    (1,111)
 Investments in and advances to associated companies          (120)      (330)
 Proceeds from the sale of assets                                         339
                                                            ------     ------
 Net cash used in investing activities                      (1,341)      (367)
                                                            ------     ------

Cash flows from financing activities
 Net increase in short-term borrowings and
   notes payable                                             5,541      5,268
 Repayment of long-term debt, notes payable
   and capital leases                                       (1,729)    (1,892)
 Dividends paid                                             (1,520)    (1,474)
 Treasury stock issued                                         122        105
                                                            ------     ------
 Net cash provided by financing activities                   2,414      2,007
                                                            ------     ------


Effect of exchange rate changes on cash                     (1,952)      (923)
                                                            ------     ------

 Net increase in cash and cash equivalents                   1,339      2,318
 Cash and cash equivalents at beginning of period            8,525      7,230
                                                            ------     ------
 Cash and cash equivalents at end of period                 $9,864     $9,548
                                                            ======     ======

Supplemental cash flow information
Cash paid during the quarter for:
 Income taxes                                               $  171     $  981
 Interest                                                      431        617

              Management's Discussion and Analysis of

           Financial Condition and Results of Operations


Liquidity and Capital Resources

     Net cash flow provided by operating activities amounted to $2.2 million in the first quarter of 1997 compared to $1.6 million in the same period of 1996. The improvement was principally due to a better operating performance offset by payments related to the 1996 repositioning program.
     The Company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt and capital leases) decreased $2.4 million primarily as a result of increased short-term borrowings associated with the replacement of maturing long-term debt and seasonal cash needs. The current ratio at March 31, 1997 was 1.3 to 1 as compared to 1.4 to 1 at December 31, 1996, down slightly due to the increased short-term borrowings.

Operations
Comparison of First Quarter 1997 with First Quarter 1996

     Consolidated net sales for the first quarter of 1997 increased by 1% over the first quarter of 1996. The increase in sales was the net result of a 3% increase due to pricing initiatives and product sales mix; a 3% increase in volume; and a 5% decrease due to foreign currency translation rates.
      Operating income improved 22% to $3.9 million as compared to $3.2 million in the same period of 1996. The 22% improvement was mainly attributable to better European results, which benefited from strong demand from European steel customers and improved pricing, and early benefits associated with the 1996 repositioning of operations.
The Company's gross profit margin as a percentage of sales increased 1.6% mainly as a result of benefits associated with the consolidation of manufacturing operations in the United States, improved pricing, particularly in Europe, stable raw material costs and changes in sales mix. Selling, administrative and general expenses increased 2% over 1996.
     Net interest costs decreased slightly due to decreased financing costs associated with lower overall debt levels. Other income increased due to higher license fee income. The increase in equity in net income from associated companies was primarily due to reduced losses incurred by the Company's Fluid Recycling Services joint venture. Earnings per share of $.30 were 58% higher than the prior year despite a negative foreign currency translation impact of approximately $.05 per share due to the strengthening of the dollar, primarily against the Dutch guilder.

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.

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

     Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits.
                    Exhibit 27-Financial Data Schedule

               (b)  Reports on Form 8-K.
                    A report on Form 8-K was filed on February 20, 1997. No other reports on Form 8-K were filed during the quarter for which this report is filed.



                     *  *  *  *  *  *  *  *  *



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              QUAKER CHEMICAL CORPORATION
                                      (Registrant)



                              /s/ Richard J. Fagan
                              ---------------------------------------
                              Richard J. Fagan, officer duly
                              authorized to sign this report,
                              Controller, Treasurer and Principal
                              Financial and Chief Accounting Officer






Date: May 14, 1997