Form 10-Q
period 1997-06-30
QUAKER CHEMICAL CORP
filed 1997-08-14
CIK 81362

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                            _______________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________to____________

                         Commission file number 0-7154

                          QUAKER CHEMICAL CORPORATION
            -------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Pennsylvania                          23-0993790
--------------------------------            -----------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

         Elm and Lee Streets, Conshohocken, Pennsylvania 19428 - 0809
        --------------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

        Registrant's telephone number, including area code 610-832-4000
                                                          -------------
                                Not Applicable
      ------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----      ----

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of Shares of Common Stock
     Outstanding on August 5, 1997                  8,705,793

==============================================================================

PART I.  FINANCIAL INFORMATION

           QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                        CONDENSED FINANCIAL INFORMATION

     The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

          Consolidated Balance Sheet at June 30, 1997 and
               December 31, 1996

          Consolidated Statement of Income for the six months ended June 30, 1997 and 1996

          Consolidated Statement of Income for the three months ended June 30, 1997 and 1996

          Consolidated Statement of Cash Flows for the six months ended June 30, 1997 and 1996.



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

                          Quaker Chemical Corporation

                          Consolidated Balance Sheet

                                                        (dollars in thousands)

                                                        June 30,   December 31,
                                                          1997          1996
                                                      (Unaudited)        *
Assets
Current assets
  Cash and cash equivalents                            $  7,402       $  8,525
  Accounts receivable                                    46,369         45,564
  Inventories
    Raw materials and supplies                            8,506          9,094
    Work in process and finished goods                   11,407         11,947
  Deferred income taxes                                   4,457          4,840
  Prepaid expenses and other current assets              12,671          6,582
                                                       --------       --------
    Total current assets                                 90,812         86,552
                                                       --------       --------

Investments in and advances to associated companies       4,897          3,941
                                                       --------       --------

Property, plant and equipment, at cost
  Land                                                    6,203          6,586
  Buildings and improvements                             31,500         32,680
  Machinery and equipment                                56,164         58,220
  Construction in progress                                2,190          1,476
                                                       --------       --------
                                                         96,057         98,962
  Less accumulated depreciation                          54,513         55,002
                                                       --------       --------
    Total property, plant and equipment                  41,544         43,960


Goodwill, net                                            14,781         16,222
Deferred income taxes                                     9,550          9,278
Other noncurrent assets                                   5,236          5,655
                                                       --------       --------
    Total noncurrent assets                              29,567         31,155
                                                       --------       --------
                                                       $166,820       $165,608


* Condensed from audited financial statements.

                          Quaker Chemical Corporation

                          Consolidated Balance Sheet

                                                       (dollars in thousands)

                                                       June 30,    December 31,
                                                         1997          1996
                                                     (Unaudited)         *
Liabilities

Current liabilities
  Short-term borrowings, current
    portion of long-term debt,
    notes payable and capital leases                  $ 20,584       $ 17,404
  Accounts payable                                      21,614         23,386
  Dividends payable                                      1,520          1,508
  Accrued liabilities                                   21,478         19,843
  Estimated taxes on income                              3,087          1,893
                                                      --------       --------
    Total current liabilities                           68,283         64,034
                                                      --------       --------

Long-term debt, notes payable and capital leases         5,052          5,182
Deferred income taxes                                    3,250          3,222
Accrued postretirement benefits                          8,961          8,898
Other noncurrent liabilities                             5,558          6,255
                                                      --------       --------
    Total noncurrent liabilities                        22,821         23,557
                                                      --------       --------

    Total liabilities                                   91,104         87,591
                                                      --------       --------

Minority interest in equity of subsidiaries              3,671          3,763
                                                      --------       --------

Shareholders' equity
  Common stock, $1 par value; authorized
    30,000,000 shares; issued (including
    treasury shares) 9,664,009 shares                    9,664          9,664
  Capital in excess of par value                           696            634
  Retained earnings                                     78,502         74,317
  Unearned compensation                                   (329)          (459)
  Foreign currency translation adjustments                (546)         6,475
                                                      --------       --------
                                                        87,987         90,631
  Treasury stock, shares held at cost;
    1997 - 973,054 1996 - 1,044,452                    (15,942)       (16,377)
                                                      --------       --------
    Total shareholders' equity                          72,045         74,254
                                                      --------       --------
                                                      $166,820       $165,608

* Condensed from audited financial statements

                          Quaker Chemical Corporation

                       Consolidated Statement of Income
                           Six Months Ended June 30,

                                                             Unaudited
                                                       (dollars in thousands
                                                       except per share data)

                                                        1997           1996

Net sales                                             $118,855        $117,989
                                                      --------        --------
Costs and expenses
  Cost of goods sold                                    67,157          68,190
  Selling, administrative and
    general expenses                                    43,648          42,504
                                                      --------        --------
                                                       110,805         110,694
                                                      --------        --------

Gain on sale of European pulp
  and paper business                                     2,621            -
                                                      --------        --------
Income from operations                                  10,671           7,295

Other income, net                                          982             820
Interest expense                                          (794)         (1,008)
Interest income                                            105             196
                                                      --------        --------
Income before taxes                                     10,964           7,303

Taxes on income                                          4,261           2,921
                                                      --------        --------
                                                         6,703           4,382
Equity in net income of associated
  companies                                                620             102
Minority interest in net income of
  subsidiaries                                             (99)           (160)
                                                      --------        --------
Net  income                                           $  7,224        $  4,324
                                                      ========        ========
Per share data:
Net income                                               $0.84           $0.50
Dividends declared                                       $0.35           $0.17

Based on weighted average number
  of shares outstanding                              8,636,599       8,666,161

                          Quaker Chemical Corporation

                       Consolidated Statement of Income
                          Three Months Ended June 30,

                                                             Unaudited
                                                       (dollars in thousands
                                                       except per share data)

                                                         1997          1996

Net sales                                              $60,312        $59,786
                                                       -------        -------
Costs and expenses
  Cost of goods sold                                    33,981         34,235
  Selling, administrative and general expenses          22,153         21,419
                                                       -------        -------
                                                        56,134         55,654
                                                       -------        -------

Gain on sale of European pulp and paper business         2,621           -
                                                       -------        -------

Income from operations                                   6,799          4,132

Other income, net                                          630            536
Interest expense                                          (369)          (508)
Interest income                                             45            104
                                                       -------        -------
Income before taxes                                      7,105          4,264

Taxes on income                                          2,717          1,705
                                                       -------        -------
                                                         4,388          2,559
Equity in net income of associated companies               333            145
Minority interest in net income of subsidiaries            (64)           (56)
                                                       -------        -------

Net income                                             $ 4,657        $ 2,648
                                                       =======        =======
Per share data:
Net income                                               $0.54          $0.31
Dividends declared                                      $0.175            *

Based on weighted average number
  of shares outstanding                              8,650,975      8,665,575


* Dividends for the second quarter of 1996 were declared and paid in July 1996 at a rate of $0.17 per share.

                          Quaker Chemical Corporation

                      Consolidated Statement of Cash Flows
                       For the Six Months Ended June 30,
                                                                Unaudited
                                                         (dollars in thousands)
                                                                1997     1996

Cash flows from operating activities
 Net income                                                   $ 7,224   $ 4,324
 Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                               2,230     3,151
     Amortization                                               1,000     1,080
     Equity in net income of associated companies                (620)     (102)
     Minority interest in earnings of subsidiaries                 85       160
     Deferred income taxes                                       (318)      103
     Deferred compensation and other postretirement benefits      401       668
     Net change in repositioning liability                     (3,195)     (618)
     Gain on sale of European pulp and paper business          (2,621)
     Other, net                                                  (638)      393
 Increase (decrease) in cash from changes in current assets
   and liabilities net of acquisitions and divestitures:
     Accounts receivable                                       (3,396)   (4,170)
     Inventories                                                  217     2,060
     Prepaid expenses and other current assets                 (2,492)    1,317
     Accounts payable and accrued liabilities                   3,694       725
     Estimated taxes on income                                  1,361     3,065
                                                              -------   -------
       Net cash provided by operating activities                2,932    12,156
                                                              -------   -------

Cash flows from investing activities
   Dividends from associated companies                             30     1,078
   Investments in property, plant, equipment and other assets  (2,274)   (2,937)
   Investments in and advances to associated companies           (228)     (720)
   Proceeds from the sale of assets                                -        683
   Other, net                                                    (146)      -
                                                              -------   -------
       Net cash used in investing activities                   (2,618)   (1,896)
                                                              -------   -------

Cash flows from financing activities
   Net increase in short-term borrowings and notes payable 5,538 (1,034) Repayment of long-term debt, notes payable and
     capital leases                                            (2,451)   (2,408)
   Dividends paid                                              (3,039)   (1,474)
   Treasury stock issued                                          497       209
   Treasury stock acquired                                        -      (1,587)
                                                              -------   -------
       Net cash provided by financing activities                  545    (6,294)
                                                              -------   -------


Effect of exchange rate changes on cash                        (1,982)     (758)
                                                              -------   -------

   Net increase in cash and cash equivalents                   (1,123)    3,208
   Cash and cash equivalents at beginning of period             8,525     7,230
                                                              -------   -------
   Cash and cash equivalents at end of period                 $ 7,402   $10,438
                                                              =======   =======
Supplemental cash flow information
Cash paid for income taxes and interest was as follows:
   Income taxes                                               $   291   $ 2,050
   Interest                                                       862     1,087

                    Management's Discussion and Analysis of

                 Financial Condition and Results of Operations

Liquidity and Capital Resources

     Net cash flow provided by operating activities amounted to $2.9 million in the first half of 1997 compared to $12.2 million in the same period of 1996.
The decrease was principally due to the timing of a tax refund in 1996, the timing of payments related to the 1996 repositioning program and other operating working capital changes.
     The Company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt and capital leases) decreased $4.3 million from December 31, 1996 primarily as a result of increased short-term borrowings associated with the replacement of maturing long-term debt and seasonal cash needs. The current ratio at June 30, 1997 was 1.3 to 1 as compared to 1.4 to 1 at December 31, 1996, down slightly due to increased short-term borrowings.

Operations
Comparison of Six Months 1997 with Six Months 1996

     Consolidated net sales for the first half of 1997 increased by 1% over the first half of 1996. The increase in sales was the net result of a 2% increase due to pricing initiatives and product sales mix, a 5% increase in volume, and a 6% decrease due to foreign currency translation rates.
     Operating income improved 46% to $10.7 million as compared to $7.3 million in the same period of 1996. The 46% improvement was mainly attributable to a one-time gain of $2.6 million from the sale of the European pulp and paper business, better European results, which benefited from strong demand from European steel customers and improved pricing, improved results of the Company's South American operations, increased demand by aircraft producers for chemical specialty products supplied by the Company's AC Products subsidiary and benefits associated with the 1996 repositioning of operations. The Company's gross profit margin as a percentage of sales increased 1% mainly due to the benefits associated with the consolidation of manufacturing operations in the United States, a generally improved sales mix in the United States and Europe, stable raw material costs and pricing initiatives implemented over the past year, primarily in Europe. Selling, administrative and general expenses as a percentage of sales increased 1% over 1996 due mainly to investment spending to support strategic initiatives.
     Net interest costs decreased slightly due to reduced financing costs associated with lower overall debt levels. Other income increased due to higher license fee income and gains from foreign exchange transactions. The increase in equity in net income from associated companies was primarily due to reduced losses incurred by the Company's Fluid Recycling Services joint venture. Earnings per share of $.84 were 68% higher than the prior year despite a negative foreign currency translation impact of approximately $.05 per share due to the strengthening of the dollar, primarily against the Dutch guilder.

Comparison of Second Quarter 1997 with Second Quarter 1996

     Consolidated net sales and operating income for the second quarter of 1997 increased 1% and 65%, respectively, versus the second quarter of 1996. The increase in sales was the net result of a 1% increase in price and sales mix, a 5% increase due to volume offset by a 5% decrease due to currency translation. The increase in operating income was due mainly to a one-time gain on the sale of the European pulp and paper business of $2.6 million.
     The reasons for changes in operating margin percentages, net interest costs, and equity in net income of associated companies in the second quarter 1997 versus the second quarter 1996 are basically the same as those previously mentioned for the comparative six-month periods. Other income increased in the quarter mainly as a result of gains from foreign exchange transactions.

Other Significant Items:

     During 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings Per Share, SFAS
No. 130 - Reporting Comprehensive Income and SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information. SFAS No. 128 is effective in the fourth quarter of 1997 and SFAS No. 130 and SFAS No. 131 are effective in 1998. The Company is currently assessing the impact these new standards will have on its financial statements. SFAS No. 128 requires the presentation of two earnings per share - "basic" and "diluted". SFAS No. 130 requires that the components of comprehensive income be reported in the financial statements. SFAS No. 131 requires the disclosure of segment information utilizing the approach that the Company uses to manage its internal organization. Also, SFAS No. 131 requires the reporting of segment information on a condensed basis for interim periods beginning in 1999.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          On or about October 24, 1996, Petrolite Corporation and its subsidiary, Petrolite Holdings, Inc. (collectively, "Petrolite") filed a Demand for Arbitration with the American Arbitration Association and a Petition with the Circuit Court for the County of St. Louis, State of Missouri, against the Registrant and certain of its subsidiaries (collectively, the "Company"). The actions arise out of a Technology Purchase Agreement (the "Agreement") between Petrolite and the Company dated April 13, 1993, as amended, pursuant to which the Company sold various assets, including a patent (the "Patent"), to Petrolite for a purchase price of approximately $8.5 million plus an obligation to pay royalties. In a suit brought by Petrolite against Baker Hughes, Inc., et al. for infringement of the Patent, the United States District Court for the Western District of Oklahoma (No. CIV-94-311-M) affirmed by the United States Court of Appeals for the Federal Circuit (No. 95-
          1447) declared all of the claims of the Patent invalid as a result of sales allegedly made by the Company more than one year prior to the filing of the Patent application. In its actions against the Company, Petrolite seeks damages in an unspecified amount, rescission of the Agreement, costs, and other relief. The Company believes that it has complete and meritorious defenses to the Petrolite actions and intends to vigorously defend the actions and deny liability and to pursue a claim against Petrolite for royalties. The bases for the Company's position include, but are not limited to, the Company specifically made no representations or warranties with respect to the validity of the Patent, all sales made by the Company prior to filing the Patent application were disclosed to Petrolite prior to closing under the Agreement and the findings made by the Court in Petrolite's suit with Baker Hughes, Inc. were the result of the failure of Petrolite's counsel to take certain required actions in the handling of the case.

Items 2 and 3 are inapplicable and have been omitted.

Item 4.   Submission of Matters to a Vote of Security Holders

          The 1997 Annual Meeting of the Company's shareholders was held on May 7, 1997. At the Meeting, management's nominees, Lennox K. Black, Donald R. Caldwell, Robert E. Chappell and Robert P. Hauptfuhrer were elected to fill the four available positions as Class II Directors. Voting (expressed in number of votes) was as follows:
          Lennox K. Black, 32,331,205 votes for,

          43,952 votes against or withheld and no abstentions or broker non-votes; Donald R. Caldwell, 32,236,322 votes for, 138,825 votes against or withheld and no abstentions or broker non-votes;
          Robert E. Chappell, 32,233,332 votes for, 141,825 votes against or withheld and no abstentions or broker non-votes; and Robert P. Hautpfuhrer, 32,330,735 votes for, 44,422 votes against or withheld and no abstentions or broker non-votes.

          At the Meeting, shareholders ratified the appointment of Price Waterhouse LLP as the Company's independent auditors to examine and report on its financial statements for the year ending December 31, 1997 by a vote of 31,936,784 votes for, 125,736 votes against, and 312,637 abstentions or broker non-votes.

Item 5 is inapplicable and has been omitted

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.
               Exhibit 3(b) The Registrant's By-Laws, as amended
               Exhibit 27-Financial Data Schedule

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

                                   QUAKER CHEMICAL CORPORATION
                                   ---------------------------
                                           (Registrant)



                                   /s/ Richard J. Fagan
                                   -------------------------------
                                   Richard J. Fagan, officer duly
                                   authorized to sign this report,
                                   Controller, Treasurer and Chief
                                   Accounting Officer.

Date: August 14, 1997