Form 10-Q
period 1997-09-30
QUAKER CHEMICAL CORP
filed 1997-11-14
CIK 81362

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                           _______________________

                                  FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1997

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ____________to____________

                        Commission file number 0-7154
                                               ------

                         QUAKER CHEMICAL CORPORATION
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            Pennsylvania                        23-0993790
   --------------------------------         ----------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)           Identification No.)

         Elm and Lee Streets, Conshohocken, Pennsylvania 19428 - 0809
       ---------------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code 610-832-4000
                                                         -------------

                                Not Applicable
            -----------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No ___

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of Shares of Common Stock
     Outstanding on November 10, 1997                  8,712,695

==============================================================================

PART I.  FINANCIAL INFORMATION

          QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONDENSED FINANCIAL INFORMATION

     The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

          Consolidated Balance Sheet at September 30, 1997 and
               December 31, 1996

          Consolidated Statement of Operations for the nine months ended September 30, 1997 and 1996

          Consolidated Statement of Operations for the three months ended September 30, 1997 and 1996

          Consolidated Statement of Cash Flows for the nine months ended September 30, 1997 and 1996.




                             * * * * * * * * * *




                      NOTE TO CONDENSED FINANCIAL INFORMATION

     The attached condensed financial information has been prepared in accordance with instructions for Form 10-Q and, therefore, does not include all financial note information which might be necessary for a fair presentation in accordance with generally accepted accounting principles. Such condensed financial information is unaudited, but in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of results for the periods indicated. The net income reported for the periods should not necessarily be regarded as indicative of net income on an annualized basis (see accompanying Management's Discussion and Analysis-Other Significant Items); however, significant variations from the results for the same period of the previous year, if any, have been disclosed in the accompanying Management's Discussion and Analysis. Certain reclassifications of prior years= data have been made to improve comparability.

                         Quaker Chemical Corporation

                          Consolidated Balance Sheet

                                                     (dollars in thousands)

                                                   September 30,  December 31,
                                                       1997          1996
                                                    (Unaudited)        *
Assets

Current assets
  Cash and cash equivalents                           $  9,854     $  8,525
  Accounts receivable                                   47,153       45,564
  Inventories
    Raw materials and supplies                           9,398        9,094
    Work in process and finished goods                  11,641       11,947
  Deferred income taxes                                  4,404        4,840
  Prepaid expenses and other current assets              7,548        6,582
                                                      --------     --------
    Total current assets                                89,998       86,552
                                                      --------     --------
Investments in and advances to associated companies      4,679        3,941
                                                      --------     --------

Property, plant and equipment, at cost
  Land                                                   5,904        6,586
  Buildings and improvements                            31,349       32,680
  Machinery and equipment                               57,657       58,220
  Construction in progress                               1,439        1,476
                                                      --------     --------
                                                        96,349       98,962
  Less accumulated depreciation                         55,405       55,002
                                                      --------     --------
    Total property, plant and equipment                 40,944       43,960
                                                      --------     --------


Goodwill, net                                           14,585       16,222
Deferred income taxes                                    9,504        9,278
Other noncurrent assets                                  4,486        5,655
                                                      --------     --------
    Total noncurrent assets                             28,575       31,155
                                                      --------     --------
                                                      $164,196     $165,608
                                                      ========     ========

* Condensed from audited financial statements.

                         Quaker Chemical Corporation

                          Consolidated Balance Sheet

                                                      (dollars in thousands)

                                                   September 30,  December 31,
                                                       1997         1996
                                                    (Unaudited)       *
Liabilities

Current liabilities
  Short-term borrowings, current
    portion of long-term debt,
    notes payable and capital leases                  $ 14,071     $ 17,404
  Accounts payable                                      22,077       23,386
  Dividends payable                                      1,560        1,508
  Accrued liabilities                                   21,137       19,843
  Estimated taxes on income                              3,505        1,893
                                                      --------     --------
    Total current liabilities                           62,350       64,034
                                                      --------     --------

Long-term debt, notes payable and capital leases         5,205        5,182
Deferred income taxes                                    3,230        3,222
Accrued postretirement benefits                          8,979        8,898
Other noncurrent liabilities                             5,447        6,255
                                                      --------     --------
    Total noncurrent liabilities                        22,861       23,557
                                                      --------     --------

    Total liabilities                                   85,211       87,591
                                                      --------     --------

Minority interest in equity of subsidiaries              3,583        3,763
                                                      --------     --------

Shareholders' equity
  Common stock, $1 par value; authorized
    30,000,000 shares; issued (including
    treasury shares) 9,664,009 shares                    9,664        9,664
  Capital in excess of par value                           869          634
  Retained earnings                                     80,252       74,317
  Unearned compensation                                   (892)        (459)
  Foreign currency translation adjustments                 615        6,475
                                                      --------     --------
                                                        90,508       90,631
  Treasury stock, shares held at cost;
    1997 - 953,516; 1996 - 1,044,452                   (15,106)     (16,377)
                                                      --------     --------
    Total shareholders' equity                          75,402       74,254
                                                      --------     --------

                                                      $164,196     $165,608
                                                      ========     ========


* Condensed from audited financial statements

                         Quaker Chemical Corporation

                     Consolidated Statement of Operations
                       Nine Months Ended September 30,

                                                           Unaudited
                                                     (dollars in thousands
                                                     except per share data)

                                                         1997      1996

Net sales                                             $177,542     $179,802
                                                      --------     --------
Costs and expenses
  Cost of goods sold                                    99,519      103,862
  Selling, administrative and
    general expenses                                    64,908       64,264
  Repositioning charges                                              13,100
Gain on sale of European pulp
  and paper business                                     2,621            -
                                                      --------     --------
                                                       161,806      181,226
                                                      --------     --------

Income (loss) from operations                           15,736       (1,424)

Other income, net                                        1,414        1,154
Interest expense                                        (1,168)      (1,476)
Interest income                                            200          275
                                                      --------     --------
Income (loss) before taxes                              16,182       (1,471)

Taxes on income                                          6,342          197
                                                      --------     --------
                                                         9,840       (1,668)
Equity in net income of associated
  companies                                                941          287
Minority interest in net income of
  subsidiaries                                            (238)        (176)
                                                      --------     --------

Net income (loss)                                     $ 10,543     $ (1,557)
                                                      ========     ========
Per share data:
  Net income (loss)                                      $1.22       ($0.18)
  Dividends declared                                     $0.53       $0.515

  Based on weighted average number
    of shares outstanding                            8,661,836    8,588,918

                         Quaker Chemical Corporation

                     Consolidated Statement of Operations
                       Three Months Ended September 30,

                                                           Unaudited
                                                      (dollars in thousands
                                                      except per share data)

                                                        1997         1996

Net sales                                             $ 58,687     $ 61,813
                                                      --------     --------
Costs and expenses
  Cost of goods sold                                    32,362       35,672
  Selling, administrative and
    general expenses                                    21,260       21,760
  Repositioning charges                                              13,100
                                                      --------     --------
                                                        53,622       70,532
                                                      --------     --------

Income (loss) from operations                            5,065       (8,719)

Other income, net                                          432          334
Interest expense                                          (374)        (468)
Interest income                                             95           79
                                                      --------     --------
Income (loss) before taxes                               5,218       (8,774)

Taxes on income                                          2,081       (2,724)
                                                      --------     --------
                                                          3137       (6,050)
Equity in net income of associated
  companies                                                321          185
Minority interest in net income of
  subsidiaries                                            (139)         (16)
                                                      --------     --------

Net income (loss)                                      $ 3,319     $ (5,881)
                                                      ========     ========

Per share data:
  Net income (loss)                                      $0.38       ($0.68)
  Dividends declared                                     $0.18        $0.34

  Based on weighted average number
  of shares outstanding                              8,704,525    8,558,223

                               Quaker Chemical Corporation

                           Consolidated Statement of Cash Flows
                         For the Nine Months Ended September 30,

<CAPITON>
                                                                          Unaudited
                                                                    (dollars in thousands)
                                                                      1997         1996

Cash flows from operating activities
  Net income
                                                                    $10,543      $(1,557)
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                    3,630        4,632
      Amortization                                                    1,435        1,633
     Equity in net income of associated companies                      (941)        (287)
      Minority interest in earnings of subsidiaries                     210          176
      Deferred income taxes                                              33       (2,672)
      Deferred compensation and other postretirement benefits           592          583
      Repositioning charges, net                                                  12,600
      Net change in repositioning liability                          (2,767)        (764)
      Gain on sale of European pulp and paper business               (2,621)           -
      Other, net                                                        428         (263)
  Increase (decrease) in cash from changes in current assets and liabilities net of acquisitions and divestitures:
      Accounts receivable                                            (4,547)      (5,415)
      Inventories                                                      (577)       1,153
      Prepaid expenses and other current assets                      (3,904)       1,454
      Accounts payable and accrued liabilities                        4,519        7,199
      Estimated taxes on income                                       2,758        2,893
                                                                    -------      -------
        Net cash provided by operating activities                     8,791       21,365
                                                                    -------      -------

Cash flows from investing activities
    Dividends from associated companies                                 603        1,158
    Investments in property, plant, equipment and other assets       (3,753)      (4,076)
    Investments in and advances to associated companies                (318)      (1,073)
    Proceeds from the sale of assets                                      -          683
    Preceeds from sale of European pulp and paper business            3,053            -
    Other, net                                                         (146)           -
                                                                    -------      -------
        Net cash used in investing activities                          (561)      (3,308)
                                                                    -------      -------

Cash flows from financing activities
    Net increase in short-term borrowings and notes payable             821        1,032
    Repayment of long-term debt, notes payable and capital leases    (4,090)      (4,091)
    Dividends paid                                                   (4,608)      (4,427)
    Treasury stock issued                                             1,506          323
    Treasury stock acquired                                               -       (1,587)
                                                                    -------      -------
        Net cash used in financing activities                        (6,371)      (8,750)
                                                                    -------      -------


Effect of exchange rate changes on cash                                (530)        (818)
                                                                    -------      -------

    Net increase in cash and cash equivalents                         1,329        8,489
    Cash and cash equivalents at beginning of period                  8,525        7,230
                                                                    -------      -------
    Cash and cash equivalents at end of period                      $ 9,854      $15,719
                                                                    =======      =======

Supplemental cash flow information
Cash paid for income taxes and interest was as follows:
    Income taxes                                                     $5,802      $ 5,125
    Interest                                                          1,265        1,645


                   Management's Discussion and Analysis of

                Financial Condition and Results of Operations


Liquidity and Capital Resources

     Net cash flow provided by operating activities amounted to $8.8 million in the first nine months of 1997 compared to $21.3 million in the same period of 1996. The decrease was principally due to the timing of a tax refund in 1996, the timing of payments related to the 1996 repositioning program and other operating working capital changes.
     The Company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt and capital leases) increased $4.7 million from December 31, 1996 primarily as a result of decreased short-term borrowings, proceeds received from the sale of the European pulp and paper business and improved operating performance. The current ratio at September 30, 1997 was 1.4 to 1, unchanged from December 31, 1996.

Operations
Comparison of Nine Months 1997 with Nine Months 1996

     Through nine months, consolidated net sales decreased by 1% as compared to the same period of 1996. The decrease in sales was the net result of a 1% increase due to pricing initiatives and product sales mix and a 4% increase in volume offset by a 6% decrease due to foreign currency translation rates.
      Operating income was $15.7 million as compared to a loss of ($1.6)
million in 1996   The loss in 1996 was due  to a pretax repositioning charge of $13.1 million (approximately $8.6 million after tax) taken in the third quarter of 1996. Excluding the repositioning charge, 1997 operating income was 16% higher than 1996. The improvement was mainly attributable to a one-time gain of $2.6 million from the sale of the European pulp and paper business, higher gross margins resulting from an improved sales mix, benefits associated with the 1996 repositioning of operations and lower overall selling, general and administrative expenses. The Company's gross profit margin as a percentage of sales increased 2% mainly due to the benefits associated with the consolidation of manufacturing operations in the United States, a generally improved sales mix in the United States and Europe, stable raw material costs and pricing initiatives implemented over the past year, primarily in Europe. Selling, administrative and general expenses as a percentage of sales increased 1% over 1996 due mainly to planned spending to support strategic initiatives.
     Net interest costs decreased slightly due to reduced financing costs associated with lower overall debt levels. Other income increased due to higher license fee income and gains from foreign exchange transactions. The increase in equity in net income from associated companies was primarily due to reduced losses incurred by the Company's Fluid Recycling Services joint venture. Earnings per share were $1.22 as compared to ($0.18) in 1996. Excluding the 1997 gain on the sale of the European pulp and paper business and the 1996 repositioning charge earnings per share increased 23% to $1.02 from $0.83. Excluding a negative foreign currency translation impact of approximately $.16 per share due to the strengthening of the dollar, primarily against the Dutch guilder earnings per share improved 42% over last year.

Comparison of Third Quarter 1997 with Third Quarter 1996


     Consolidated net sales for the third quarter of 1997 decreased 5% versus the third quarter of 1996. The decrease was the net result of a 1% increase in price and sales mix and a 1% volume increase offset by a 7% decrease from currency translation. Operating income, excluding the aforementioned third quarter 1996 repositioning charge of $13.1 million, increased 16%. The increase was due mainly to higher gross margins resulting from an improved sales mix, manufacturing consolidation savings and lower overall selling, general and administrative expenses.
     The reasons for changes in operating margin percentages, net interest costs, and equity in net income of associated companies in the third quarter 1997 versus the third quarter 1996 are basically the same as those previously mentioned for the comparative nine-month periods. Other income increased in the quarter mainly as a result of gains from foreign exchange transactions. Excluding the 1996 repositioning charge earnings per share for the three months ended September 30, 1997 and 1996 were $0.38 and $0.33, respectively. The represents a 15% increase over the prior year despite a negative foreign currency translation impact of approximately $0.06 (33% increase excluding the negative impact) per share due to the strengthening of the dollar, primarily against the Dutch guilder.


Other Significant Items:

     In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings Per Share." This Standard becomes effective for the Company in the fourth quarter of 1997 and requires two presentations of earnings per share, "basic" and "diluted". Had this standard been in effect for the third quarter of 1997, earnings per share on a pro forma basis would have been:

                          Three Months Ended        Nine Months Ended
                           September 30, 1997      September 30, 1997
                          -------------------      ------------------
Basic (same as reported)         $0.38                    $1.22

Diluted                          $0.38                    $1.21

"Diluted Earnings Per Share" is less than "Basic Earnings Per Share" , principally due to the assumed increase in the number of average shares outstanding resulting from outstanding options where the average market price of the company's stock was in excess of the related option prices.

During 1997 the Financial Accounting Standards Board issued SFAS No. 130 - Reporting Comprehensive Income and SFAS No. 131 - Disclosures about Segments of an Enterprose and Related Information. SFAS No. 130 and SFAS No. 131 are effective in 1998. The Company is currently assessing the impact these new
standards will have on its financial statements.   SFAS No. 130 requires that
the components of comprehensive income be reported in the financial statements. SFAS No. 131 requires the disclosure of segment information utilizing the approach that the Company uses to manage its internal organization. Also, SFAS No. 131 requires the reporting of segment information on a condensed basis for interim periods beginning in 1999.

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

Item 6.   Exhibits and Reports on Form 8-K.

               (a) Exhibits.

                    Exhibit 10(o)-Amendment to Employment Agreement by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(I) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

                    Exhibit 10(p)-Employment Agreement by and between Registrant and Joseph F. Virdone.*

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

                               QUAKER CHEMICAL CORPORATION
                               ---------------------------
                                    (Registrant)


                              /s/ Richard J. Fagan
                              --------------------------------
                              Richard J. Fagan, officer duly
                              authorized to sign this report,
                              Controller, Treasurer and Chief
                              Accounting Officer.

Date: November 14, 1997

* A copy of Exhibit will be furnished upon request to:

     Quaker Chemical Corporation
     ATTENTION:  Irene M. Kisleiko
     Assistant Corporate Secretary
     Elm and Lee Streets
     Conshohocken, PA  19428