Form 10-K
period 1997-12-31
QUAKER CHEMICAL CORP
filed 1998-03-30
CIK 81362

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

            [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997

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

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on March 13, 1998): $152,969,813.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 8,775,344 shares of Common Stock, $1.00 Par Value, as of March 13, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated into Parts I and II.

(2) Portions of the Registrant's definitive Proxy Statement dated March 30, 1998 in connection with the Annual Meeting of Shareholders to be held on May 6, 1998 are incorporated into Part III.

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

     Substantially all of Quaker's sales worldwide are made directly through its own sales force. Quaker sales persons visit the plants of customers regularly, and through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker's existing products or by applying new formulations developed in Quaker's laboratories. Sales personnel may call upon Quaker's regional managers, product managers, and members of its laboratory staff for assistance in obtaining and setting up product tests and evaluating the results of such tests. In 1997, certain products were also sold in Canada, Korea, and India by exclusive licensees under long-term royalty agreements. Generally, separate manufacturing facilities of a single customer are served by different sales personnel.

     The business of the Company and its operating results are subject to certain risks, of which the principal ones are referred to in the following subsections.

     In 1997, the Company acquired a 55% interest in a joint venture with its Indian licensee, Asianol Lubricants Ltd., to manufacture lubricants for the cold rolling of steel and other products for the steel industry in India. For additional information regarding this transaction, see Note 11 of Notes to Consolidated Financial Statements which appears on p. 30 of the Registrant's 1997 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to this Report.

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

Major Customers and Markets

     During 1997, Quaker's five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 16% of its consolidated net sales with the largest of these customers accounting for approximately 4% of consolidated net sales. Furthermore, a significant portion of Quaker's revenues are realized from the sale of process fluids to manufacturers of hot and cold rolling steel, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers (the majority of which are automobile, appliance, and durable good manufacturers or in the construction industry).

Raw Materials

     Quaker uses over 500 raw materials, including mineral oils, fats and fat derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of organic and inorganic compounds. In 1997, only one raw material accounted for as much as 12% of the total cost of Quaker's raw material purchases. Many of the raw materials used by Quaker are "commodity" chemicals, and, therefore, Quaker's earnings can be affected by market changes in raw material prices caused by factors beyond Quaker's control. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business.

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

Research and Development--Laboratories

     Quaker's research and development laboratories are directed primarily toward applied research and development since the nature of Quaker's business requires continuing modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Incorporated by reference is the information contained under the caption "Research and Development Costs" appearing in Note 1 of Notes to Consolidated Financial Statements on page 23 of the Registrant's 1997 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

     Quaker maintains quality control laboratory facilities in each of its manufacturing locations. In addition, Quaker maintains in Conshohocken, Pennsylvania, and Uithoorn, The Netherlands, laboratory facilities which are devoted primarily to applied research and development.

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

     Approximately 155 persons, of whom 72 have B. S. degrees and 41 have B.S. and advanced degrees, are employed in Quaker's laboratories.

Number of Employees

     On December 31, 1997, Quaker's consolidated companies had 871 full-time employees of whom 382 were employed by the parent company and its U.S. subsidiaries and 489 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 250 people on December 31, 1997.

Product Classification

     Incorporated by reference is the information concerning product classification by markets served appearing under the caption "Supplemental Financial Information" on page 34 of the Registrant's 1997 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.


Non-U.S. Activities

     Incorporated by reference is the information concerning non-U.S. activities appearing in Note 10 of Notes to Consolidated Financial Statements on page 30 of the Registrant's 1997 Annual Report to Shareholders and under the caption "General" of the Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on page 18 of the aforementioned Annual Report, the incorporated portions of which are included as Exhibit 13 to this Report. Since significant revenues and earnings are generated by its non-U.S. operations, Quaker's financial results are affected by currency fluctuations, particularly between the U.S. dollar and the Dutch guilder.

Item 2.   Properties.

     Quaker's principal facilities in the United States are located in Conshohocken, Pennsylvania and Detroit, Michigan. Quaker's non-U.S. subsidiaries own facilities in Woodchester, England; Uithoorn, The Netherlands; Villeneuve, France; and Santa Perpetua de Mogoda, Spain and lease small sales facilities in other locations. All of these facilities are owned mortgage free. Financing for the Technical Center in Conshohocken, Pennsylvania was arranged through the use of industrial revenue and development bonds with an outstanding balance at December 31, 1997 of $5,000,000.

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

     In order to facilitate compliance with applicable federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment, currently directed primarily to facilities in the United States for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility in the United States by Quaker and/or independent environmental experts, as well as ongoing inspections by on-site personnel. Such inspections are addressed to operational matters, record keeping, reporting requirements, and capital improvements. In 1997, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $125,000.

     Quaker's executive offices are located in a four-story building containing a total of approximately 47,000 square feet. A Technical Center containing approximately 28,700 square feet houses the laboratory facility. Both of these facilities are adjacent to Quaker's closed manufacturing facility in Conshohocken.

     Quaker's 50% or less owned non-U.S. associates own or lease a plant and/or sales facilities in various locations.

Item 3.   Legal Proceedings.

     On or about October 24, 1996, Petrolite Corporation and its subsidiary, Petrolite Holdings, Inc. (collectively, "Petrolite"), filed a Demand for Arbitration with the American Arbitration Association and a Petition with the Circuit Court for the County of St. Louis, Missouri, against the Company and certain of its subsidiaries. Petrolite asserts claims for negligent misrepresentation and breach of contract arising out of a Technology Purchase Agreement (the "Agreement") between Petrolite and the Company (and certain of its subsidiaries) dated April 13, 1993, as amended, pursuant to which the Company sold various assets, including patent rights, to Petrolite for a purchase price of approximately $8.5 million plus an obligation to pay royalties. In its actions against the Company, Petrolite seeks damages in an unspecified amount, rescission of the Agreement, costs, and other relief. The Company believes that it has complete and meritorious defenses to the Petrolite actions and intends to vigorously defend the actions and deny liability and to pursue a claim against Petrolite for royalties. Notwithstanding the foregoing, based upon the advice of counsel, on information developed to date and settlement discussions which have been held, the Company has established a reserve of $2,000,000 against its potential liability in these actions which it believes to be adequate. However, the Company's potential liability could be in excess of the amount of the reserve.

     The Company is a party to other proceedings, cases, and requests for information from, and negotiations with, various claimants and federal and state agencies relating to various matters including environmental matters, none of which is expected to result in monetary sanctions in an amount or in an award that would have a material adverse effect on the Company's results of operations or financial condition. For information concerning pending asbestos-related cases against a non-operating subsidiary and amounts accrued associated with certain environmental investigatory and noncapital remediation costs, refer to Note 12 of Notes to Consolidated Financial Statements which appears on page 30 in the Registrant's 1997 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the last quarter of the period covered by this Report.

Item 4(a).  Executive Officers of the Registrant.

                                                                                   Year First
                                                                                   Elected as
                                                                                  an Executive
    Name              Office (since)                                      Age        Officer
------------------------------------------------------------------------------------------------
Ronald J. Naples      Chairman of the Board (1997),                       52          1995
                      President, and Chief Executive Officer (1995)

Joseph W. Bauer       President and Chief Operating Officer (1998)        55          1998

Jose Luiz Bregolato   Vice President-South America (1993)                 52          1993

James A. Geier        Vice President-Human Resources (1997)               42          1997

Daniel S. Ma          Vice President-Asia/Pacific (1995)                  57          1995

Marcus C. J. Meijer   Vice President-Europe (1990)                        50          1990

Joseph F. Virdone     Vice President-U.S. Commercial Operations  (1996)   53          1996

     Mr. Meijer has served as an officer of the Registrant for more than the past five years. Prior to his election as an officer of the Registrant, Mr. Bregolato served as Financial Consultant and Administrative Director of Fabrica Carioca de Catalisadores, S.A. to which he was appointed in 1985. Prior to his election as an officer of the Registrant, Mr. Ma was Managing Director, Asia/Pacific Region, to which he was appointed in 1993 and was Business Manager, PPG Industries from 1991 to 1993. Prior to his election as President and Chief Executive Officer, effective October 2, 1995, Mr. Naples served as Chairman of the Board and Chief Executive Officer of Hunt Manufacturing Company until April 6, 1995, a position held for over five years. Mr. Naples was elected Chairman of the Board of the Registrant in 1997. Mr. Naples has been a Director of the Registrant since 1988. Prior to his election as an officer of the Registrant, Mr. Virdone served as Industry Manager-Steel since August 15, 1994. Prior to that date, Mr. Virdone was employed by FMC Corporation as National Sales Director-Industrial Chemicals and also served in various consulting capacities. Prior to his election as an officer of the Registrant in 1997, Mr. Geier was employed by Rhone-Poulenc Rorer Pharmaceuticals, Inc., where he held a variety of human resource positions. Prior to his election as an officer of the Registrant effective March 9, 1998, Mr Bauer was employed by M.A. Hanna since 1992 and served as President of M.A. Hanna Color Divison from 1996 to 1998 and President of PMS Consolidated form 1992 to 1995.

     There is no family relationship between the Registrant and any of the Registrant's Executive Officers. Each officer is elected for a term of one year.

                                   PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters.

     Incorporated by reference is the information appearing under the caption "Stock Market and Related Security Holder Matters" on page 34 of the Registrant's 1997 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 6.   Selected Financial Data.

     Incorporated by reference is the information appearing under the caption "Eleven-Year Financial Information" on pages 32 and 33 of the Registrant's 1997 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     Incorporated by reference is the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 18 of the Registrant's 1997 Annual Report to

Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.


Item 8.   Financial Statements and Supplementary Data.

     Incorporated by reference is the information appearing on pages 19 through 34 of the Registrant's 1997 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Incorporated by reference is the information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" contained in the Registrant's definitive Proxy Statement to be filed no later than 120 days after the close of its fiscal year ended December 31, 1997 (the "1998 Proxy Statement") and the information appearing in Item 4(a) on pages 6 and 7 of this Report.

           Section 16(a) Beneficial Ownership Reporting Compliance.

     Based solely on the Company's review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended, and written representations of the Company's officers and directors, the Company believes that all reports required to be filed pursuant to the 1934 Act with respect to transactions in the Company's Common Stock through December 31, 1997 were filed on a timely basis except for one filing on Form 4 covering one transaction for Patricia C. Barron.

Item 11.  Executive Compensation.

     Incorporated by reference is the information beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation/Management Development Committee Report on Executive Compensation" contained in the Registrant's 1998 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference is the information beginning immediately following the caption "Security Ownership of Certain Beneficial Owners and Management" to, but not including, the caption "Election of Directors" contained in the Registrant's 1998 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     No information is required to be provided in response to this Item 13.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits and Financial Statement Schedules

               1.   Financial Statements

                    The following is a list of the Financial Statements and related documents which have been incorporated by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, as set forth in Item 8:

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

               3. Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                     3(a)--Amended and Restated Articles of Incorporation.
                           Incorporated by reference to Exhibit 3(a) as filed
                           by Registrant with Form 10-K for the year 1996.
                     3(b)--By-Laws.  Incorporated by reference to Exhibit 3(b)
                           to Form 10-Q as filed by the Registrant for the
                           quarter ended June 30, 1993.
                        4--Shareholder Rights Plan.  Incorporated by reference
                           to Form 8-K as filed by the Registrant on February 20, 1990.
                    10(a)--Long-Term Performance Incentive Plan as approved
                           May 5, 1993. Incorporated by reference to Exhibit 10(a) as filed by the Registrant with Form 10-K for the year 1993.
                    10(h)--Documents constituting employment contract by and
                           between Quaker Chemical Europe B.V. and M. C. J. Meijer. Incorporated by reference to Exhibit 10(h) as filed by Registrant with Form 10-K for the year 1993.
                    10(i)--Employment Agreement by and between the Registrant
                           and Ronald J. Naples.  Incorporated by reference to
                           Exhibit 10(i) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.
                    10(j)--Amendment to the Stock Option Agreement by and
                           between the Registrant and Ronald J. Naples.
                           Incorporated by reference to Exhibit 10(i) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.
                    10(k)--Employment Agreement by and between Registrant and
                           Jose Luiz Bregolato.  Incorporated by reference to
                           Exhibit 10(k) as filed by Registrant with Form 10-K for the year 1995.
                    10(l)--Employment Agreement by and between Registrant and
                           Daniel S. Ma. Incorporated by reference to Exhibit 10(l) as filed by Registrant with Form 10-K for the year 1995.
                    10(n)--Deferred Compensation Plan as adopted by the
                           Registrant on July 10, 1996. Incorporated by reference to Exhibit 10(n) as filed by Registrant with Form 10-K for the year 1996.

                    10(o)--Amendment No. 1 to Employment Agreement by and
                           between Registrant and Ronald J. Naples.
                    10(p)--Amendment No. 1 to 1995 Naples Restricted Stock
                           Plan and Agreement by and between Registrant and Ronald J. Naples.
                    10(q)--Employment Agreement by and between Registrant and
                           Joseph F. Virdone.
                    10(r)--Employment Agreement by and between Registrant and
                           James A. Geier.
                    10(s)--Employment Agreement by and between Registrant and
                           Joseph W. Bauer.
                    13 -- Portions of the 1997 Annual Report to Shareholders incorporated by reference.
                    21 --  Subsidiaries and Affiliates of the Registrant.
                    23 --  Consent of Independent Accountants.
                    27 --  Financial Data Schedule.

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

                                       QUAKER CHEMICAL CORPORATION
                                       ---------------------------
                                                Registrant

Date:  March 18, 1998                  By: /s/ Ronald J. Naples
                                           --------------------------------
                                           Ronald J. Naples
                                           Chairman of the Board and Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signatures                        Capacity                       Date
   ----------                        --------                       ----

/s/ Ronald J. Naples
---------------------------   Principal Executive Officer      March 18, 1998
Ronald J. Naples              and Director
Chairman of the Board and
Chief Executive Officer

/s/ Richard J. Fagan
---------------------------   Principal Financial Officer      March 18, 1998
Richard J. Fagan
Controller and Treasurer

/s/ Joseph B. Anderson, Jr.
---------------------------   Director                         March 18, 1998
Joseph B. Anderson, Jr.


---------------------------   Director                         March   , 1998
Patricia C. Barron

/s/ William L. Batchelor
---------------------------   Director                         March 18, 1998
William L. Batchelor

/s/ Peter A. Benoliel
---------------------------   Director                         March 18, 1998
Peter A. Benoliel

/s/ Lennox K. Black
---------------------------   Director                         March 18, 1998
Lennox K. Black

/s/ Donald R. Caldwell
---------------------------   Director                         March 18, 1998
Donald R. Caldwell

/s/ Robert E. Chappell
---------------------------   Director                         March 18, 1998
Robert E. Chappell

/s/ Edwin J. Delattre
---------------------------   Director                         March 18, 1998
Edwin J. Delattre

/s/ Robert P. Hauptfuhrer
---------------------------   Director                         March 18, 1998
Robert P. Hauptfuhrer

/s/ Robert H. Rock
---------------------------   Director                         March 18, 1998
Robert H. Rock

                                EXHIBIT INDEX

 Exhibit No.                     Description
 -----------                     -----------

    10(o) Amendment No. 1 to Employment Agreement by and between Registrant and Ronald J. Naples

    10(p) Amendment No. 1 to 1995 Naples Restricted Stock Plan and Agreement by and between Registrant and Ronald J. Naples

    10(q) Employment Agreement by and between Registrant and Joseph F. Virdone

    10(r) Employment Agreement by and between Registrant and James A. Geier

    10(s) Employment Agreement by and between Registrant and Joseph W. Bauer

     13        Portions of the 1997 Annual Report to Shareholders
               Incorporated by Reference

     21        Subsidiaries and Affiliates of the Registrant

     23        Consent of Independent Accountants

     27        Financial Data Schedule