Form 10-Q
period 1998-03-31
QUAKER CHEMICAL CORP
filed 1998-05-15
CIK 81362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             _______________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from ____________to____________

                          Commission file number 0-7154
                                                 -------

                           QUAKER CHEMICAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Pennsylvania                        23-0993790
   --------------------------------         --------------------
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

         Number of Shares of Common Stock
         Outstanding on April 30, 1998                  8,780,331
                                                        ---------

================================================================================

PART I.  FINANCIAL INFORMATION

            QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         CONDENSED FINANCIAL INFORMATION

     The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

         Consolidated Balance Sheet at March 31, 1998 and December 31, 1997

         Consolidated Statement of Income for the three months ended March 31, 1998 and 1997

         Consolidated Statement of Cash Flows for the three months ended March 31, 1998 and 1997.




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

                           Quaker Chemical Corporation

                           Consolidated Balance Sheet

                                                        (dollars in thousands)

                                                       March 31,   December 31,
                                                         1998          1997
                                                      (Unaudited)        *
Assets

Current assets
    Cash and cash equivalents                          $ 14,126     $ 18,416
    Accounts receivable                                  49,669       48,625
    Inventories
        Raw materials and supplies                       12,583       10,316
        Work in process and finished goods               11,950       11,365
    Deferred income taxes                                 5,823        5,729
    Prepaid expenses and other current assets             4,752        3,675
                                                       --------     --------
        Total current assets                             98,903       98,126
                                                       --------     --------

Investments in and advances to associated companies       4,767        4,925
                                                       --------     --------

Property, plant and equipment, at cost
    Land                                                  5,676        5,751
    Buildings and improvements                           31,272       31,523
    Machinery and equipment                              58,503       58,532
    Construction in progress                              1,789        1,213
                                                       --------     --------
                                                         97,240       97,019
    Less accumulated depreciation                        56,770       56,365
                                                       --------     --------
        Total property, plant and equipment              40,470       40,654
                                                       --------     --------

Goodwill, net                                            14,179       14,500
Deferred income taxes                                     9,078        9,090
Other noncurrent assets                                   2,977        3,345
                                                       --------     --------
        Total noncurrent assets                          26,234       26,935
                                                       --------     --------
                                                       $170,374     $170,640
                                                       ========     ========

* Condensed from audited financial statements.

                           Quaker Chemical Corporation

                           Consolidated Balance Sheet

                                                     (dollars in thousands)

                                                 March 31,         December 31,
                                                   1998               1997
                                               (Unaudited)              *
Liabilities

Current liabilities
    Short-term borrowings, current
        portion of long-term debt,
        notes payable and capital leases               $    549     $      -
    Accounts payable                                     22,109       22,871
    Dividends payable                                     1,580        1,570
    Accrued liabilities                                  17,241       20,824
    Estimated taxes on income                             5,165        2,494
                                                       --------     --------
        Total current liabilities                        46,644       47,759
                                                       --------     --------

Long-term debt                                           25,215       25,203
Deferred income taxes                                     3,611        3,752
Accrued postretirement benefits                           8,942        8,934
Other noncurrent liabilities                              5,604        5,825
                                                       --------     --------
        Total noncurrent liabilities                     43,372       43,714
                                                       --------     --------
        Total liabilities                                90,016       91,473
                                                       --------     --------
Minority interest in equity of subsidiaries               3,804        3,525
                                                       --------     --------

Shareholders' equity
    Common stock, $1 par value; authorized
        30,000,000 shares; issued (including
        treasury shares) 9,664,009 shares                 9,664        9,664
    Capital in excess of par value                        1,202          928
    Retained earnings                                    82,063       80,749
    Unearned compensation                                  (463)        (528)
    Foreign currency translation adjustments             (1,747)        (208)
                                                       --------     --------
                                                         90,719       90,605
    Treasury stock, shares held at cost;
        1998 - 885,485, 1997 - 943,552                  (14,165)     (14,963)
                                                       --------     --------
        Total shareholders' equity                       76,554       75,642
                                                       --------     --------
                                                       $170,374     $170,640
                                                       ========     ========

* Condensed from audited financial statements

                           Quaker Chemical Corporation

                        Consolidated Statement of Income
                          Three Months Ended March 31,

                                                          Unaudited
                                                    (dollars in thousands
                                                    except per share data)

                                                    1998            1997

Net sales                                       $   62,235       $   58,543
                                                ----------       ----------

Costs and expenses
    Cost of goods sold                              34,498           33,176
    Selling, administrative and
        general expenses                            22,769           21,495
                                                ----------       ----------
                                                    57,267           54,671
                                                ----------       ----------

Income from operations                               4,968            3,872

Other income, net                                      291              352
Interest expense                                      (447)            (425)
Interest income                                        197               60
                                                ----------       ----------
Income before taxes                                  5,009            3,859

Taxes on income                                      2,004            1,544
                                                ----------       ----------
                                                     3,005            2,315
Equity in net income of associated
    companies                                          229              287
Minority interest in net income of
    subsidiaries                                      (340)             (35)
                                                ----------       ----------
Net income                                      $    2,894       $    2,567
                                                ==========       ==========

Per share data:
    Net income (basic and diluted)                   $0.33            $0.30
    Dividends declared                               $0.18            $0.175

    Based on weighted average number
         of shares outstanding:
                Basic                            8,735,875        8,622,064
                Diluted                          8,833,700        8,656,541

                           Quaker Chemical Corporation

                      Consolidated Statement of Cash Flows
                      For the Three Months Ended March 31,
                                                                          Unaudited
                                                                   (dollars in thousands)
                                                                      1998        1997
Cash flows from operating activities
  Net income                                                       $  2,894    $  2,567
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                    1,295       1,189
      Amortization                                                      583         508
      Equity in net (income) loss of associated companies              (229)       (287)
      Minority interest in earnings of subsidiaries                     328          35
      Deferred income taxes                                            (114)       (228)
      Deferred compensation and other postretirement benefits           338         262
      Net change in repositioning liabilities                          (959)     (1,923)
      Other, net                                                        192         (17)
  Increase (decrease) in cash from changes in current assets and liabilities net of acquisitions and divestitures:
      Accounts receivable                                            (1,619)     (1,260)
      Inventories                                                    (3,054)        415
      Prepaid expenses and other current assets                      (1,171)     (1,790)
      Accounts payable and accrued liabilities                       (2,719)        593
      Estimated taxes on income                                       2,915       2,154
                                                                   --------    --------
        Net cash (used in) provided by operating activities          (1,320)      2,218
                                                                   --------    --------

Cash flows from investing activities
    Dividends from associated companies                                 207        --
    Investments in property, plant, equipment and other assets       (1,473)     (1,221)
    Investments in and advances to associated companies                 (70)       (120)
    Other, net                                                          (66)       --
                                                                   --------    --------
        Net cash used in investing activities                        (1,402)     (1,341)
                                                                   --------    --------

Cash flows from financing activities
    Net increase in short-term borrowings and notes payable             561       5,541
    Repayment of long-term debt                                        --        (1,729)
    Dividends paid                                                   (1,581)     (1,520)
    Treasury stock issued                                               122         122
                                                                   --------    --------
        Net cash (used in) provided by financing activities            (898)      2,414
                                                                   --------    --------


Effect of exchange rate changes on cash                                (670)     (1,952)
                                                                   --------    --------

    Net (decrease) increase in cash and cash equivalents             (4,290)      1,339
    Cash and cash equivalents at beginning of period                 18,416       8,525
                                                                   --------    --------
    Cash and cash equivalents at end of period                     $ 14,126    $  9,864
                                                                   ========    ========

Supplemental cash flow information
Cash paid during the quarter for:
    Income taxes                                                   $    175    $    171
    Interest                                                             98         431

Quaker Chemical Corporation

                           Quaker Chemical Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Weighted Average Shares Outstanding

The following table reconciles basic and diluted weighted average shares outstanding at March 31, 1998 and 1997:
                                                 1998         1997
                                                 ----         ----
Weighted average shares outstanding - basic    8,735,875    8,622,064

Effect of dilutive securities:
     Employee stock options                       60,480       34,477
     Executive stock bonus                        37,777
                                               ---------    ---------
Weighted average shares outstanding - diluted  8,833,700    8,656,541
                                               =========    =========


Note 2 - Comprehensive Income


Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 - Reporting Comprehensive Income. SFAS No. 130 requires that the components of comprehensive income be reported in the financial statements. The following table summarizes comprehensive income for the three months ended March 31, 1998 and 1997:

                                            1998          1997
                                            ----          ----
Net income                                 $2,894       $ 2,567

Foreign currency translation adjustments   (1,539)       (5,572)
                                           ------       -------
Comprehensive income (loss)                $1,355       $(3,005)
                                           ======       =======

                     Management's Discussion and Analysis of

                  Financial Condition and Results of Operations


Liquidity and Capital Resources

     Net cash flow provided by operating activities amounted to $(1.3) million in the first quarter of 1998 compared to $2.2 million in the same period of 1997. The decrease was principally due to changes in working capital.
     The Company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt) decreased $4.8 million primarily as a result of changes in working capital. The current ratio at March 31, 1998 was 2.1 to 1 unchanged from December 31, 1997.

Operations
Comparison of First Quarter 1998 with First Quarter 1997

     Consolidated net sales for the first quarter of 1998 increased by 6% over the first quarter of 1997. The increase in sales was the net result of an 10% increase in volume offset by a 4% decrease due to foreign currency translation rates.
     Operating income improved 28% to $5.0 million as compared to $3.9 million in the same period of 1997. The 28% improvement was mainly attributable to the higher level of sales and expanded gross margins. The Company's gross profit margin as a percentage of sales increased 1.3% primarily as a result of improved sales mix and stable raw material costs. Selling, administrative and general expenses as a percentage of sales decreased 0.1% as compared to 1997.
     Net interest costs declined as an improved cash position versus March 31, 1997 led to higher interest income. Minority interest increased as a result of improved performances by the Company's consolidated joint ventures in China and Australia and earnings from the Company's consolidated joint venture in India which was formed in the fourth quarter of 1997. Earnings per share of $.33 were 10% higher than the prior year despite a negative foreign currency translation impact of approximately $.03 per share due to the strengthening of the dollar, primarily against the Dutch guilder.

Other Significant Items:

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date sensitive information by the Company's computerized information system. Historically, certain computer programs have been written using two digits rather than four digits to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The costs of addressing poetential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. The Company expects that all necessary modifications or replacements to key systems will occur on a timely basis.
     During 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective in 1998. The Company is currently assessing the impact this new standard will have on its financial statements. SFAS No. 131 requires the disclosure of segment information utilizing the approach that the Company uses to manage its internal organization. Also, SFAS No. 131 requires the reporting of segment information on a condensed basis for interim periods beginning in 1999.

     During 1998 the FASB issued SFAS No. 132 - Employers' Disclosure about Pensions and Other Postretirement Benefits. This statement standardizes the disclosures for pensions and other postretirement benefits. SFAS No.132 is effective in 1998 and is not expected to have a material impact on the Company's financial statements.


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.

              On or about October 24, 1996, Petrolite Corporation and its subsidiary, Petrolite Holdings, Inc. (collectively, "Petrolite") filed a Demand for Arbitration with the American Arbitration Association in St. Louis, Missouri, against the Company and certain of its subsidiaries. Petrolite asserted claims for negligent misrepresentation and breach of contract arising out of a Technology Purchase Agreement (the "Agreement") between Petrolite and the Company (and certain of its subsidiaries) dated April 13, 1993, as amended, pursuant to which the Company sold various assets, including patent rights, to Petrolite for a purchase price of approximately $8.5 million plus an obligation to pay royalties. Petrolite sought damages in an unspecified amount, rescission of the Agreement, costs, and other relief. On May 11, 1998, the Company and Petrolite agreed in principle to resolve all disputes between them and terminate the arbitration proceeding. In connection therewith, the Company agreed to pay Petrolite an undisclosed amount not to exceed the reserve previously taken on this matter.

     Items  2, 3, 4 and 5 are inapplicable and have been omitted.

     Item 6.  Exhibits and Reports on Form 8-K.

              (a)  Exhibits.
                   Exhibit 27-Financial Data Schedule

              (b)  Reports on Form 8-K.
                   No reports on Form 8-K were filed during the quarter for which this report is filed.



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

                                    QUAKER CHEMICAL CORPORATION
                                    ---------------------------
                                            (Registrant)


                                    /s/ Richard J. Fagen
                                    ---------------------------------------
                                    Richard J. Fagan, officer duly
                                    authorized to sign this report,
                                    Controller,  Treasurer and Principal
                                    Financial and Chief  Accounting Officer




Date: May 15, 1998