Form 10-Q
period 1998-06-30
QUAKER CHEMICAL CORP
filed 1998-08-14
CIK 81362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             _______________________

                                    Form 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ____________to____________

                          Commission file number 0-7154

                          QUAKER CHEMICAL CORPORATION
                          ---------------------------
       (Exact name of Registrant as specified in its charter)

            Pennsylvania                        23-0993790
            ------------                        ----------
   (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)          Identification No.)

          Elm and Lee Streets, Conshohocken, Pennsylvania 19428 - 0809
          ------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code 610-832-4000

                                 Not Applicable
                                 --------------
     Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No [   ]

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Number of Shares of Common Stock
         Outstanding on July 31, 1998                  8,793,427
                                                       ---------

================================================================================

PART I.  FINANCIAL INFORMATION

            Quaker Chemical Corporation And Consolidated Subsidiaries
            ---------------------------------------------------------

                         Condensed Financial Information
                         -------------------------------

     The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

    Consolidated Balance Sheet at June 30, 1998 and
          December 31, 1997

    Consolidated Statement of Income for the six months ended June 30, 1998 and 1997

    Consolidated Statement of Income for the three months ended June 30, 1998 and 1997

    Consolidated Statement of Cash Flows for the six months ended June 30, 1998 and 1997.




                               * * * * * * * * * *

                           Quaker Chemical Corporation

                           Consolidated Balance Sheet


                                                        (dollars in thousands)


                                                       June 30,     December 31,
                                                         1998           1997
                                                      (Unaudited)       *
Assets

Current assets
     Cash and cash equivalents                        $  8,927       $ 18,416
     Accounts receivable                                52,010         48,625
     Inventories
        Raw materials and supplies                      12,754         10,316
        Work in process and finished goods              12,463         11,365
     Deferred income taxes                               5,824          5,729
     Prepaid expenses and other current assets           5,748          3,675
                                                      --------       --------
        Total current assets                            97,726         98,126
                                                      --------       --------

Investments in and advances to associated companies      4,834          4,925
                                                      --------       --------

Property, plant and equipment, at cost
     Land                                                5,653          5,751
     Buildings and improvements                         35,911         31,523
     Machinery and equipment                            60,981         58,532
     Construction in progress                            3,304          1,213
                                                      --------       --------
                                                       105,849         97,019
     Less accumulated depreciation                      58,409         56,365
                                                      --------       --------
        Total property, plant and equipment             47,440         40,654


Goodwill, net                                           21,132         14,500
Deferred income taxes                                    9,152          9,090
Other noncurrent assets                                  3,084          3,345
                                                      --------       --------
        Total noncurrent assets                         80,808         67,589
                                                      --------       --------

                                                      $183,368       $170,640
                                                      ========       ========


* Condensed from audited financial statements.

                           Quaker Chemical Corporation

                           Consolidated Balance Sheet
                                                     (dollars in thousands)


                                                June 30,            December 31,
                                                  1998                  1997
                                              (Unaudited)                *
Liabilities

Current liabilities

     Short-term borrowings                            $  5,034       $      -
     Accounts payable                                   21,837         22,871
     Dividends payable                                   1,582          1,570
     Accrued liabilities                                19,550         20,824
     Estimated taxes on income                           3,836          2,494
                                                      --------       --------
        Total current liabilities                       51,839         47,759
                                                      --------       --------

Long-term debt                                          25,230         25,203
Deferred income taxes                                    3,622          3,752
Accrued postretirement benefits                          8,951          8,934
Other noncurrent liabilities                             5,809          5,825
                                                      --------       --------
        Total noncurrent liabilities                    43,612         43,714
                                                      --------       --------

        Total liabilities                               95,451         91,473
                                                      --------       --------

Minority interest in equity of subsidiaries              8,614          3,525
                                                      --------       --------

Shareholders' equity
     Common stock, $1 par value; authorized
        30,000,000 shares; issued (including
        treasury shares) 9,664,009 shares                9,664          9,664
     Capital in excess of par value                      1,246            928
     Retained earnings                                  83,951         80,749
     Unearned compensation                                (397)          (528)
     Foreign currency translation adjustments           (1,178)          (208)
                                                      --------       --------
                                                        93,286         90,605
     Treasury stock, shares held at cost;
        1998 - 868,452, 1997 - 943,552                 (13,983)       (14,963)
                                                      --------       --------
        Total shareholders' equity                      79,303         75,642
                                                      --------       --------

                                                      $183,368       $170,640
                                                      ========       ========

* Condensed from audited financial statements

                           Quaker Chemical Corporation

                        Consolidated Statement of Income
                            Six Months Ended June 30,

                                                         Unaudited
                                                   (dollars in thousands
                                                   except per share data)

                                                    1998              1997

Net sales                                       $  127,590          $  118,855
                                                ----------          ----------

Costs and expenses
    Cost of goods sold                              70,675              67,157
    Selling, administrative and
         general expenses                           46,188              43,648

Gain on sale of European pulp
    and paper business                                                  (2,621)
                                                ----------          ----------
                                                   116,863             108,184
                                                ----------          ----------


Income from operations                              10,727              10,671

Other income, net                                      539                 982
Interest expense                                      (917)               (794)
Interest income                                        355                 105
                                                ----------          ----------
Income before taxes                                 10,704              10,964

Taxes on income                                      4,282               4,261
                                                ----------          ----------
                                                     6,422               6,703
Equity in net income of associated
    companies                                          502                 620
Minority interest in net income of
    subsidiaries                                      (560)                (99)
                                                ----------          ----------

Net income                                      $    6,364          $    7,224
                                                ==========          ==========

Per share data:
    Net income - basic                               $0.73               $0.84
    Net income - diluted                             $0.72               $0.84
    Dividends declared                               $0.36               $0.35

    Based on weighted average number
      of shares outstanding:
            Basic                                8,763,610           8,636,599
            Diluted                              8,842,466           8,656,933

                           Quaker Chemical Corporation

                        Consolidated Statement of Income
                           Three Months Ended June 30,

                                                    Unaudited
                                             (dollars in thousands
                                             except per share data)

                                             1998               1997

Net sales                                $   65,355          $   60,312
                                         -----------         -----------

Costs and expenses
    Cost of goods sold                       36,177              33,981
    Selling, administrative and
         general expenses                    23,419              22,153

Gain on sale of European pulp
    and paper business                                           (2,621)
                                         -----------         -----------
                                             59,596              53,513
                                         -----------         -----------


Income from operations                        5,759               6,799

Other income, net                               248                 630
Interest expense                               (470)               (369)
Interest income                                 158                  45
                                         -----------         -----------
Income before taxes                           5,695               7,105

Taxes on income                               2,278               2,717
                                         -----------         -----------
                                              3,417               4,388
Equity in net income of associated
    companies                                   273                 333
Minority interest in net income of
    subsidiaries                               (220)                (64)
                                         -----------         -----------

Net income                               $    3,470          $    4,657
                                         ===========         ===========

Per share data:
    Net income - basic                        $0.40               $0.54
    Net income - diluted                      $0.39               $0.54
    Dividends declared                        $0.18              $0.175

    Based on weighted average number
       of shares outstanding:
                 Basic                    8,785,898           8,650,975
                 Diluted                  8,849,511           8,685,166


                           Quaker Chemical Corporation

                      Consolidated Statement of Cash Flows
                        For the Six Months Ended June 30,
                                                                            Unaudited
                                                                     (dollars in thousands)
                                                                     1998              1997

Cash flows from operating activities
  Net income                                                      $  6,364            $ 7,224
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                   2,478              2,230
      Amortization                                                   1,153              1,000
      Equity in net (income) loss of associated companies             (502)              (620)
      Minority interest in earnings of subsidiaries                    560                 85
      Deferred income taxes                                           (126)              (318)
      Deferred compensation and other postretirement benefits          675                401
      Gain on sale of European pulp and paper business                                 (2,621)
      Net change in repositioning liabilities                         (532)            (3,195)
      Other, net                                                      (377)              (638)
  Increase (decrease) in cash from changes in current assets and liabilities net of acquisitions and divestitures:
      Accounts receivable                                           (3,721)            (3,396)
      Inventories                                                   (2,364)               217
      Prepaid expenses and other current assets                     (2,551)            (2,492)
      Accounts payable and accrued liabilities                        (721)             3,694
      Estimated taxes on income                                      1,448              1,361
                                                                  --------            -------
        Net cash provided by operating activities                    1,784              2,932
                                                                  --------            -------

Cash flows from investing activities
    Dividends from associated companies                                728                 30
    Investments in property, plant, equipment and other assets      (3,908)            (2,274)
    Investments in and advances to associated companies               (471)              (228)
    Companies acquired                                              (9,350)
    Other, net                                                        (187)              (146)
                                                                  --------            -------
        Net cash used in investing activities                      (13,188)            (2,618)
                                                                  --------            -------

Cash flows from financing activities
    Net increase in short-term borrowings and notes payable          5,048              5,538
    Repayment of long-term debt                                          -             (2,451)
    Dividends paid                                                  (3,162)            (3,039)
    Treasury stock issued                                              346                497
                                                                  --------            -------
        Net cash provided by financing activities                    2,232                545
                                                                  --------            -------


Effect of exchange rate changes on cash                               (317)            (1,982)
                                                                  --------            -------

    Net decrease in cash and cash equivalents                       (9,489)            (1,123)
    Cash and cash equivalents at beginning of period                18,416              8,525
                                                                  --------            -------
    Cash and cash equivalents at end of period                    $  8,927            $ 7,402
                                                                  ========            =======

Supplemental cash flow information
Cash paid during the quarter for:
    Income taxes                                                  $    175            $   291
    Interest                                                           917                862

                           Quaker Chemical Corporation
                   Notes to Consolidated Financial Statements
                             (Amounts in Thousands)
                                   (Unaudited)

Note 1

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

Note 2 - Weighted Average Shares Outstanding

            Six Months Ended         Three Months Ended
                June 30                   June 30
                -------                   -------
           Basic      Diluted          Basic      Diluted
           -----      -------          -----      -------
1998     8,763,610   8,842,466       8,785,898   8,849,511
1997     8,636,599   8,656,933       8,650,975   8,685,166

The difference between basic and diluted weighted average shares outstanding results from the assumption that dilutive stock options outstanding were exercised.


Note 3 - Comprehensive Income


Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 - Reporting Comprehensive Income. SFAS No. 130 requires that the components of comprehensive income be reported in the financial statements. The following table summarizes comprehensive income for the six months ended June 30, 1998 and 1997:

                                            1998          1997
                                            ----          ----
Net income                                 $6,364       $ 7,224

Foreign currency translation adjustments
   (net of tax)                              (970)       (7,020)
                                           ------       -------

Comprehensive income                       $5,394       $   204
                                           ======       =======

                           Quaker Chemical Corporation
                   Notes To Consolidated Financial Statements
                             (Amounts In Thousands)
                                   (Unaudited)


The following table summarizes comprehensive income for the three months ended June 30, 1998 and 1997:
                                            1998          1997
                                            ----          ----
Net income                                 $3,470        $4,657

Foreign currency translation adjustments
   (net of tax)                               568        (1,448)
                                           ------        ------

Comprehensive income                       $4,038        $3,209
                                           ======        ======

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                         Liquidity and Capital Resources

     Net cash flow provided by operating activities amounted to $1.8 million in the first half of 1998 compared to $2.9 million in the same period of 1997. The decrease was principally due to changes in working capital offset by the timing of payments related to the 1996 repositioning program.
     The Company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt) decreased $14.5 million primarily as a result of cash required as part of the formation of a majority owned joint venture in Brazil, the acquisition of a small business in Italy, and changes in working capital. The current ratio decreased to 1.9 to 1 at June 30, 1998 as compared to 2.1 to 1 at December 31, 1997 due principally to the decrease in the Company's net cash position. On June 25, 1998, the formation of the above mentioned joint venture with Siderquimica Ltda. and acquisition were completed. In addition to the initial contribution, certain earn out provisions may require additional investments. The acquisition and the cash consideration the Company paid to obtain majority control of the joint venture resulted in approximately $6.5 million of goodwill which is being amortized over 20 years.

Operations
Comparison of Six Months 1998 with Six Months 1997

     Consolidated net sales for the first half of 1998 increased by 7% over the first half of 1997. The increase in sales was the net result of a 10% increase in volume (steel, metalworking, and aircraft producer markets), a 1% increase due to pricing initiatives and sales mix, offset by a 4% decrease due to foreign currency translation rates.
     Operating income improved 33% to $10.7 million as compared to $8.1 million (excluding the $2.6 million gain on the European pulp and paper business) in the same period of 1997. The improvement was mainly attributable to the higher level of sales and expanded gross margins. The Company's gross profit margin as a percentage of sales increased 1.1% primarily as a result of an improved sales mix and generally stable raw material costs. Selling, administrative and general expenses as a percentage of sales decreased 0.5% as compared to 1997 due to the upside operating leverage provided at the higher sales level.
     The decrease in other income was due to the absence of unusually high favorable transactional exchange gains in 1997. Minority interest increased as a result of improved performances by the Company's consolidated joint ventures in China and Australia and earnings from the Company's consolidated joint venture in India which was formed in the fourth quarter of 1997. Basic earnings per share of $.73 were 14% higher than the prior year (excluding the gain on the sale of the European pulp and paper business) despite a negative foreign currency translation impact of approximately $.05 per share due to the strengthening of the dollar, primarily against the Dutch guilder.

Comparison of Second Quarter 1998 with Second Quarter 1997

     Consolidated net sales for the second quarter of 1998 increased by 8% over the first half of 1997. The increase in sales was the net result of a 9% increase in volume (steel, metalworking, and aircraft producer markets), a 2% increase due to pricing initiatives and sales mix, offset by a 3% decrease due to foreign currency translation rates.
     The reasons for changes in operating margin percentages, other income, and equity in net income of associated companies in the second quarter 1998 versus the second quarter 1997 are basically the same as those previously mentioned for the comparative six-month periods. Basic earnings per share of $.40 were 18% higher than the prior year (excluding the gain on the sale of the European pulp and paper business) despite a negative foreign currency translation impact of approximately $.02 per share due to the strengthening of the dollar, primarily against the Dutch guilder.

Other Significant Items:

     The Company is actively engaged in assessing and solving its Year 2000 problem. Historically, certain computer programs have been written using two digits rather than four digits to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company has completed an assessment of its key systems (both IT and non-IT systems) and expects to have these compliant on a timely basis. Expenditures (historical and future) to be incurred in addressing any Year 2000 problems in the Company's systems are not expected to be material and are currently estimated to be approximately $750 thousand. Furthermore, the Company is also actively seeking from its third-party providers written assurances that each will be Year 2000 compliant on a timely basis. To date, the Company has received affirmative responses from a majority of its third-party providers and will pursue additional responses from its material third-party providers who have failed to respond to the initial enquiry. In addition, the Company will also be seeking similar assurance as to Year 2000 compliance from its key customers.

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

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The standard is effective January 1, 2000. It is not expected that the adoption of this standard will have a material impact on the Company's financial condition.

Forward Looking and Cautionary Statements

     Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute 'forward looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those projected in such statements. Such risks and uncertainties include, but are not limited to, significant increase in raw material costs, worldwide economic and political conditions, and foreign currency fluctuations that may affect worldwide results of operations. Furthermore, the Company is subject to the same business cycles as those experienced by those manufacturers and their customers (the majority of which are automobile, appliance, or durable good manufactures or in the construction industry).

PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

     The 1998 Annual Meeting of the Company's shareholders was held on May 6, 1998. At the Meeting, management's nominees, Joseph B. Anderson, Jr., Patricia C. Barron, Edwin J. Delattre, and Ronald J. Naples were elected as Class III Directors. Voting (expressed in number of votes) was as follows:
     Joseph B. Anderson, Jr., 31,013,558 votes for, Patricia C. Barron, 31,112,946 votes for, Edwin J. Delattre, 31,016,458 votes for, and Ronald J. Naples, 31,096,669 votes for.

     At the Meeting, the shareholders ratified the appointment of Price Waterhouse LLP as the Company's independent accountants to examine and report on its financial statements for the year ending December 31, 1998 by a vote of 31,043,080 votes for to 119,098 votes against.


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

                                          QUAKER CHEMICAL CORPORATION
                                          ---------------------------
                                                  (Registrant)



                                          /s/ Richard J. Fagan
                                          ---------------------------------
                                          Richard J. Fagan, officer duly
                                          authorized to sign this report,
                                          Controller,  Treasurer and Principal
                                          Financial and Chief  Accounting
                                          Officer


Date: August 14, 1998