Form 10-Q
period 1998-09-30
QUAKER CHEMICAL CORP
filed 1998-11-17
CIK 81362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the quarterly period ended September 30, 1998

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Number of Shares of Common Stock
         Outstanding on October 31, 1998                  8,807,413

================================================================================

PART I.  FINANCIAL INFORMATION

            QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         CONDENSED FINANCIAL INFORMATION

         The following condensed financial statements are filed as part of this quarterly report on Form 10-Q:

            Consolidated Balance Sheet at September 30, 1998 and
                 December 31, 1997

            Consolidated Statement of Income for the nine months
                 ended September 30, 1998 and 1997

            Consolidated Statement of Income for the three months
                 ended September 30, 1998 and 1997

            Consolidated Statement of Cash Flows for the nine months
                 ended September 30, 1998 and 1997.


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

                           Quaker Chemical Corporation

                           Consolidated Balance Sheet


                                                      (dollars in thousands)

                                                    September 30,   December 31,
                                                        1998             1997
                                                     (Unaudited)           *
Assets

Current assets
   Cash and cash equivalents                          $ 11,789         $ 18,416
   Accounts receivable                                  56,120           48,625
   Inventories
      Raw materials and supplies                        13,092           10,316
      Work in process and finished goods                13,368           11,365
   Deferred income taxes                                 6,952            5,729
   Prepaid expenses and other current assets             6,459            3,675
                                                     ---------        ---------
      Total current assets                             107,780           98,126
                                                     ---------        ---------

Investments in and advances to associated companies      4,681            4,925
                                                     ---------        ---------

Property, plant and equipment, at cost
   Land                                                  5,842            5,751
   Buildings and improvements                           37,310           31,523
   Machinery and equipment                              62,991           58,532
   Construction in progress                              4,660            1,213
                                                     ---------        ---------
                                                       110,803           97,019
   Less accumulated depreciation                        61,257           56,365
                                                     ---------        ---------
      Total property, plant and equipment               49,546           40,654


Goodwill, net                                           21,413           14,500
Deferred income taxes                                    9,143            9,090
Other noncurrent assets                                  2,912            3,345
                                                     ---------        ---------
      Total noncurrent assets                           83,014           67,589
                                                     ---------        ---------

                                                      $195,475         $170,640
                                                     =========        =========


* Condensed from audited financial statements.

                           Quaker Chemical Corporation

                           Consolidated Balance Sheet

                                                      (dollars in thousands)

                                                   September 30,   December 31,
                                                      1998             1997
                                                   (Unaudited)           *
Liabilities

Current liabilities

   Short-term borrowings                             $  7,646         $      -
   Accounts payable                                    22,274           22,871
   Dividends payable                                    1,673            1,570
   Accrued liabilities                                 22,944           20,824
   Estimated taxes on income                            3,585            2,494
                                                     ---------        --------
      Total current liabilities                        58,122           47,759
                                                     ---------        --------

Long-term debt                                         25,394           25,203
Deferred income taxes                                   3,644            3,752
Accrued postretirement benefits                         8,965            8,934
Other noncurrent liabilities                            5,938            5,825
                                                     ---------        --------
      Total noncurrent liabilities                     43,941           43,714
                                                     ---------        --------

      Total liabilities                               102,063           91,473
                                                     ---------        --------

Minority interest in equity of subsidiaries             8,710            3,525
                                                     ---------        --------

Shareholders' equity
   Common stock, $1 par value; authorized
      30,000,000 shares; issued (including
      treasury shares) 9,664,009 shares                 9,664            9,664
   Capital in excess of par value                       1,303              928
   Retained earnings                                   85,832           80,749
   Unearned compensation                                 (331)            (528)
   Foreign currency translation adjustments             2,034             (208)
                                                     ---------        --------
                                                       98,502           90,605
   Treasury stock, shares held at cost;
      1998 - 860,344, 1997 - 943,552                  (13,800)         (14,963)
                                                     ---------        --------
      Total shareholders' equity                       84,702           75,642
                                                     ---------        --------

                                                     $195,475         $170,640
                                                     =========        ========

* Condensed from audited financial statements

                           Quaker Chemical Corporation

                        Consolidated Statement of Income
                         Nine Months Ended September 30,

                                                     Unaudited
                                              (dollars in thousands
                                              except per share data)

                                             1998               1997

Net sales                                   $193,581          $ 177,542
                                            --------          ---------

Costs and expenses
    Cost of goods sold                       107,114             99,519
    Selling, administrative and
         general expenses                     69,917             64,908

Gain on sale of European pulp
    and paper business                                           (2,621)
                                            --------          ---------
                                             177,031            161,806
                                            --------          ---------


Income from operations                        16,550             15,736

Other income, net                              1,023              1,414
Interest expense                              (1,531)            (1,168)
Interest income                                  430                200
                                            --------          ---------
Income before taxes                           16,472             16,182

Taxes on income                                6,589              6,342
                                            --------          ---------
                                               9,883              9,840
Equity in net income of associated
    companies                                    781                941
Minority interest in net income of
    subsidiaries                                (745)              (238)
                                            --------          ---------

Net income                                  $  9,919          $  10,543
                                            ========          =========

Per share data:
    Net income - basic                         $1.13              $1.22
    Net income - diluted                       $1.12              $1.22
    Dividends declared                         $0.55              $0.53

    Based on weighted average number
      of shares outstanding:
         Basic                             8,773,478          8,661,836
         Diluted                           8,848,304          8,667,797

                           Quaker Chemical Corporation

                        Consolidated Statement of Income
                        Three Months Ended September 30,

                                                   Unaudited
                                              (dollars in thousands
                                              except per share data)

                                             1998               1997

Net sales                                $   65,991          $   58,687
                                         ----------          ----------

Costs and expenses
    Cost of goods sold                       36,439              32,362
    Selling, administrative and
         general expenses                    23,729              21,260

                                         ----------          ----------
                                             60,168              53,622
                                         ----------          ----------


Income from operations                        5,823               5,065

Other income, net                               484                 432
Interest expense                               (614)               (374)
Interest income                                  75                  95
                                         ----------          ----------
Income before taxes                           5,768               5,218

Taxes on income                               2,307               2,081
                                         ----------          ----------
                                              3,461               3,137
Equity in net income of associated
    companies                                   279                 321
Minority interest in net income of
    subsidiaries                               (185)               (139)
                                         ----------          ----------

Net income                               $    3,555          $    3,319
                                         ==========          ==========

Per share data:
    Net income - basic                        $0.40               $0.38
    Net income - diluted                      $0.40               $0.38
    Dividends declared                        $0.19               $0.18

    Based on weighted average number
      of shares outstanding:
                     Basic                8,798,561           8,704,525
                     Diluted              8,861,941           8,735,811

                           Quaker Chemical Corporation

                      Consolidated Statement of Cash Flows
                     For the Nine Months Ended September 30,
                                                                            Unaudited
                                                                      (dollars in thousands)
                                                                    1998                  1997

Cash flows from operating activities
  Net income                                                      $  9,919               $10,543
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                   3,847                 3,630
      Amortization                                                   1,612                 1,435
      Equity in net income of associated companies                    (780)                 (941)
      Minority interest in earnings of subsidiaries                    751                   210
      Deferred income taxes                                            (22)                   33
      Deferred compensation and other postretirement benefits        1,013                   592
      Gain on sale of European pulp and paper business                                    (2,621)
      Net change in repositioning liabilities                       (1,077)               (2,767)
      Other, net                                                      (567)                  428
  Increase (decrease) in cash from changes in current assets and liabilities net of acquisitions and divestitures:
      Accounts receivable                                           (6,246)               (4,547)
      Inventories                                                   (3,073)                 (577)
      Prepaid expenses and other current assets                     (4,159)               (3,904)
      Accounts payable and accrued liabilities                       2,473                 4,519
      Estimated taxes on income                                      1,097                 2,758
                                                                  --------               -------
        Net cash provided by operating activities                    4,788                 8,791
                                                                  --------               -------

Cash flows from investing activities
    Dividends from associated companies                                837                   603
    Investments in property, plant, equipment and other assets      (6,401)               (3,753)
    Investments in and advances to associated companies               (516)                 (318)
    Companies acquired                                              (9,350)                    -
    Proceeds from the sale of European pulp and paper business           -                 3,053
    Other, net                                                           8                  (146)
                                                                  --------               -------
        Net cash used in investing activities                      (15,422)                 (561)
                                                                  --------               -------

Cash flows from financing activities
    Net increase in short-term borrowings and notes payable          7,673                   821
    Repayment of long-term debt                                          -                (4,090)
    Dividends paid                                                  (4,836)               (4,608)
    Treasury stock issued                                              590                 1,506
                                                                  --------               -------
        Net cash provided by (used in) financing activities          3,427                (6,371)
                                                                  --------               -------


Effect of exchange rate changes on cash                                580                  (530)
                                                                  --------               -------

    Net (decrease) increase in cash and cash equivalents            (6,627)                1,329
    Cash and cash equivalents at beginning of period                18,416                 8,525
                                                                  --------               -------
    Cash and cash equivalents at end of period                    $ 11,789               $ 9,854
                                                                  ========               =======

Supplemental cash flow information
Cash paid during the year for:
    Income taxes                                                  $  8,579               $ 5,802
    Interest                                                         1,877                 1,265


                           Quaker Chemical Corporation
                   Notes to Consolidated Financial Statements
                             (Amounts in Thousands)
                                   (Unaudited)

Note 1 - Weighted Average Shares Outstanding

            Nine Months Ended                Three Months Ended
              September 30                     September 30
              ------------                     ------------
           Basic           Diluted          Basic          Diluted
           -----           -------          -----          -------
1998      8,773,478       8,848,304       8,798,561       8,861,941
1997      8,661,836       8,667,797       8,704,525       8,735,811

The difference between basic and diluted weighted average shares outstanding results from the assumption that dilutive stock options outstanding were exercised.


Note 2 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 - Reporting Comprehensive Income. SFAS No. 130 requires that the components of comprehensive income be reported in the financial statements. The following table summarizes comprehensive income for the nine months ended September 30, 1998 and 1997:

                                            1998         1997
                                            ----         ----
Net income                                 $9,919       $10,543

Foreign currency translation adjustments
   (net of tax)                             2,242        (5,859)
                                          -------        ------

Comprehensive income                      $12,161        $4,684
                                          =======        ======

                           Quaker Chemical Corporation
                   Notes to Consolidated Financial Statements
                             (Amounts in Thousands)
                                   (Unaudited)


The following table summarizes comprehensive income for the three months ended September 30, 1998 and 1997:

                                            1998          1997
                                            ----          ----
Net income                                 $3,555       $ 3,319

Foreign currency translation adjustments
   (net of tax)                             3,212         1,161
                                           ------       -------

Comprehensive income                       $6,767       $ 4,480
                                           ======       =======

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                         Liquidity and Capital Resources

         Net cash flow provided by operating activities amounted to $4.8 million in the first nine months of 1998 compared to $8.8 million in the same period of 1997. The decrease was principally due to changes in working capital offset in part by a reduction in the amount of payments in 1998 related to the repositioning programs.
         The Company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt) decreased $14.3 million primarily as a result of cash required as part of the formation of a majority owned joint venture in Brazil, the acquisition of a small business in Italy, and changes in working capital. This acquisition also accounts for the majority of the increase in the Company's total assets. The current ratio decreased to 1.9 to 1 at September 30, 1998 as compared to 2.1 to 1 at December 31, 1997 due principally to the decrease in the Company's net cash position.

Operations
Comparison of Nine Months 1998 with Nine Months 1997

          Consolidated net sales for the first nine months of 1998 increased by 9% over the first nine months of 1997. The increase in sales was the net result of an 8% increase in volume (steel, metalworking, and aircraft producer markets), a 1% increase due to pricing initiatives and an improved sales mix, a 2% net increase due to acquisition and divestiture activity, offset by a 2% decrease due to foreign currency translation rates.
          Operating income improved 26% to $16.6 million as compared to $13.1 million (excluding the $2.6 million gain on the European pulp and paper business) in the same period of 1997. The improvement was mainly attributable to the higher level of sales and expanded gross margins. The Company's gross profit margin as a percentage of sales increased 0.8% primarily as a result of an improved sales mix and generally stable raw material costs. Selling, administrative and general expenses as a percentage of sales decreased 0.4% as compared to 1997 due to the upside operating leverage provided at the higher sales level.
         The decrease in other income was due to the absence of unusually high favorable transactional exchange gains in 1997. Minority interest increased as a result of improved performances by the Company's consolidated joint ventures in China and Australia and earnings from the Company's consolidated joint venture in India which was formed in the fourth quarter of 1997. Basic earnings per share of $1.13 were 11% higher than the prior year (excluding the gain on the sale of the European pulp and paper business) despite a negative foreign currency translation impact of approximately $.05 per share due to the strengthening of the dollar, primarily against the Dutch guilder.

Comparison of Third Quarter 1998 with Third Quarter 1997

         Consolidated net sales for the third quarter of 1998 increased by 12% over the third quarter of 1997. The increase in sales was the net result of a 7% increase related to the recent acquisition in Brazil, a 3% increase in volume (steel, metalworking, and aircraft producer markets), a 1% increase due to service revenues and a 1% increase due to pricing initiatives.

         The reasons for changes in operating margin percentages, other income, and equity in net income of associated companies in the third quarter 1998 versus the third quarter 1997 are basically the same as those previously mentioned for the comparative nine-month periods. Basic earnings per share of $.40 were 5% higher than the prior year.

Other Significant Items:

         The Company is actively engaged in assessing and solving its Year 2000 problem. The Company completed a comprehensive assessment of all key systems (both IT and non-IT systems). As to systems found to be non-Year 2000 compliant, the Company initiated a program of systems replacements and updates. The Company plans to complete the majority of this program before year end 1998 and the remaining work in the first quarter 1999. The systems work includes the appropriate level of testing to ensure Year 2000 compliance. Expenditures (historical and future) to be incurred in addressing any Year 2000 problems in the Company's systems are not expected to be material and are currently estimated to be no more than $750 thousand, including amounts which may be capitalized as long-term assets. In addition to this effort, the Company, with the assistance of an outside consultant, is undertaking a second complete assessment of all its IT and non-IT systems. This assessment will be completed in early 1999.

         The Company is also actively seeking from its third-party providers written assurances that each will be Year 2000 compliant on a timely basis. To date, the Company has received affirmative responses from a majority of its third-party providers and will continue to pursue responses from its material third-party providers who have failed to respond to the initial inquiry. In addition, the Company will seek assurances as to Year 2000 compliance from its key customers and will be contacting these customers in 1999. There can be no assurance, however, that (i) the systems of the Company's material third party providers or key customers will be Year 2000 compliant and (ii) such non-compliance will not have an adverse effect on the Company.

         The Company believes it is taking reasonable steps to prevent major interruptions in its business resulting from Year 2000 related issues. However, potential sources of risk specific to the Company are mainly external (third party providers and customers) and include, but are not limited to, the inability of principal suppliers to be Year 2000 compliant. This could result in delays in product deliveries from such suppliers. The Company is still developing a reasonable worst case scenario as it relates to the Year 2000 problem and therefore, has not developed a contingency plan to cover any unforeseen problems. The Company plans to complete the worst case analysis and its contingency plan in the first quarter 1999.

         During the fourth quarter of 1998 the Company expects to finalize integration plans and related charges for its recent acquisition in Brazil, currently estimated to be approximately one million dollars and is evaluating various operational improvement plans in its U.S. and foreign operations, the cost of which may impact future earnings.

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

Forward Looking and Cautionary Statements

      Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those projected in such statements. Such risks and uncertainties include, but are not limited to, significant increase in raw material costs, worldwide economic and political conditions, and foreign currency fluctuations that may affect worldwide results of operations. Furthermore, the Company is subject to the same business cycles as those experienced by those manufacturers and their customers (the majority of which are automobile, appliance, or durable good manufacturers or in the construction industry).


PART II. OTHER INFORMATION

         Items 1, 2, 3, 4, and 5 are inapplicable and have been omitted.

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




                                    QUAKER CHEMICAL CORPORATION
                                    -------------------------------------------
                                               (Registrant)



                                    /s/ Neil E. Daniels
                                    -------------------------------------------
                                    Neil E. Daniels, officer duly
                                    authorized to sign this report,
                                    acting Treasurer.


Date: November 16, 1998