Form 10-K
period 1998-12-31
QUAKER CHEMICAL CORP
filed 1999-03-30
CIK 81362

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       or

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                         for transition period from       to

                          Commission file number 0-7154

                           QUAKER CHEMICAL CORPORATION
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

   A Pennsylvania Corporation                        No. 23-0993790
   --------------------------                        --------------
     (State or other jurisdiction of      (I.R.S. EMPLOYER IDENTIFICATION NO.)
     incorporation or organization)

              Elm and Lee Streets, Conshohocken, Pennsylvania 19428
              -----------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code (610) 832-4000

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each Exchange on
                  Title of each class                       which registered
                  -------------------                       ----------------
         Common Stock, $1.00 par value                  New York Stock Exchange

               Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No.
                                       ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on March 12, 1999):
$113,433,595.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 8,902,377 shares of Common Stock, $1.00 Par Value, as of March 12, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated into Parts I and II.

(2) Portions of the Registrant's definitive Proxy Statement dated March 31, 1999 in connection with the Annual Meeting of Shareholders to be held on May 12, 1999 are incorporated into Part III.

The exhibit index is located on page 15.

================================================================================

PART I

     As used in this Report, the term "Quaker," unless the context otherwise requires, means Quaker Chemical Corporation, its subsidiaries, and associated companies.

     Statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those projected in such statements.

     Such risks and uncertainties include, but are not limited to, significant increase in raw material costs, worldwide economic and political conditions, and foreign curency fluctuations that may affect worldwide results of operations. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, appliance, or durable goods manufacturers.

Item 1.  Business.
         ---------

General Description
-------------------

     Quaker develops, produces, and markets a broad range of formulated chemical specialty products for various heavy industrial and manufacturing applications and, in addition, offers and markets chemical management services, including recycling services. Quaker's principal products and services include: (i) rolling lubricants (used by manufacturers of steel in the hot and cold rolling of steel and by manufacturers of aluminum in the cold rolling of aluminum); (ii) corrosion preventives (used by steel and metalworking customers to protect metal during manufacture, storage, and shipment); (iii) metal finishing compounds (used to prepare metal surfaces for special treatments such as galvanizing and tin plating and to prepare metal for further processing); (iv) machining and grinding compounds (used by metalworking customers in cutting, shaping, and grinding metal parts which require special treatment to enable them to tolerate the manufacturing process); (v) forming compounds (used to facilitate the drawing and extrusion of metal products); (vi) paper production products (used as defoamers, release agents, softeners, debonders, and dispersants); (vii) hydraulic fluids (used by steel, metalworking, and other customers to operate hydraulically activated equipment); (viii) products for the removal of hydrogen sulfide in various industrial applications; (ix) chemical milling maskants for the aerospace industry and temporary and permanent coatings for metal products;
(x) construction products such as flexible sealants and protective coatings for various applications; and (xi) programs to provide recycling and chemical management services.

     A substantial portion of Quaker's sales worldwide are made directly through its own sales force with the balance being handled through distributors and agents. Quaker sales persons visit the plants of customers regularly and, through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker's existing products or by applying new formulations developed in Quaker's laboratories. Sales personnel may call upon Quaker's regional managers, product managers, and members of its laboratory staff for assistance in obtaining and setting up product tests and evaluating the results of such tests. In 1998, certain products were also sold in Canada and Korea by exclusive licensees under long-term royalty agreements. Generally, separate manufacturing facilities of a single customer are served by different sales personnel.

     In 1998, the Company acquired a 60% interest in a joint venture in Brazil with Siderquimica Ltda., the leading process chemical supplier to the Brazilian steel industry. The Company's joint venture in Venezuela, Kelko Quaker Chemical, S.A., also acquired the Siderquimica operation in that country. For additional information regarding this transaction, see Note 12 of Notes to Consolidated Financial Statements which appears on p. 30 of the Registrant's 1998 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to this Report.

     The business of the Company and its operating results are subject to certain risks, of which the principal ones are referred to in the following subsections.

Competition
-----------

     The chemical specialty industry is composed of a number of companies of similar size as well as companies larger and smaller than Quaker. Quaker cannot readily determine its precise position in every industry it serves. Based on information available to Quaker, however, it is estimated that Quaker holds a significant position (among a group in excess of 25 other suppliers) in the market for process fluids used in the production of hot and cold rolling of steel. Many competitors are in fewer and more specialized product classifications or provide different levels of technical services in terms of specific formulations for individual customers. Competition in the industry is based primarily on the ability to provide products which meet the needs of the customer and render technical services and laboratory assistance to customers and, to a lesser extent, on price.

Major Customers and Markets
---------------------------

         During 1998, Quaker's five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 14.4% of its consolidated net sales with the largest of these customers accounting for approximately 4.2% of consolidated net sales. Furthermore, a significant portion of Quaker's revenues are realized from the sale of process fluids to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers

Raw Materials
-------------

         Quaker uses over 500 raw materials, including mineral oils, fats and fat derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of organic and inorganic compounds. In 1998, only one raw material accounted for as much as 10% of the total cost of Quaker's raw material purchases. Many of the raw materials used by Quaker are "commodity" chemicals, and, therefore, Quaker's earnings can be affected by market changes in raw material prices. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business. Reference is made to disclosure contained in Item 7A of this Report.

Patents and Trademarks
----------------------

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

Research and Development--Laboratories
--------------------------------------

     Quaker's research and development laboratories are directed primarily toward applied research and development since the nature of Quaker's business requires continuing modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Incorporated by reference is the information contained under the caption "Research and Development Costs" appearing in Note 1 of Notes to Consolidated Financial Statements on page 23 of the Registrant's 1998 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

     Quaker maintains quality control laboratory facilities in each of its manufacturing locations. In addition, Quaker maintains in Conshohocken, Pennsylvania, and Uithoorn, The Netherlands, laboratory facilities which are devoted primarily to applied research and development.

     Most of Quaker's subsidiaries and associated companies also have laboratory facilities. Although not as complete as the Conshohocken laboratories, these facilities are generally sufficient for the requirements of the customers being served. If problems are encountered which cannot be resolved by local laboratories, such problems may be referred to the corporate laboratory staff, which also defines and supervises corporate research projects.

     Approximately 163 persons, of whom 80 have B. S. degrees and 38 have B.S. and advanced degrees, are employed in Quaker's laboratories.

Number of Employees
-------------------

     On December 31, 1998, Quaker's consolidated companies had 923 full-time employees of whom 395 were employed by the parent company and its U.S. subsidiaries and 528 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 266 people on December 31, 1998.

Product Classification
----------------------

         Incorporated by reference is the information concerning product classification by markets served appearing in Note 11 of Notes to Consolidated Financial Statements on page 29 of the Registrant's 1998 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Non-U.S. Activities
-------------------

     Incorporated by reference is the information concerning non-U.S. activities appearing in Note 11 of Notes to Consolidated Financial Statements on page 29 of the Registrant's 1998 Annual Report to Shareholders and under the caption "General" of the Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on page 17 of the aforementioned Annual Report, the incorporated portions of which are included as
Exhibit 13 to this Report. Since significant revenues and earnings are generated by its non-U.S. operations, Quaker's financial results are affected by currency fluctuations, particularly between the U.S. dollar and the Dutch guilder and the impact of those currency fluctuations on the underlying economies. Reference is made to disclosure contained in Item 7A of this Report.

Item 2.  Properties.
         -----------

         Quaker's principal facilities in the United States are located in Conshohocken, Pennsylvania and Detroit, Michigan. Quaker's non-U.S. subsidiaries own facilities in Woodchester, England; Uithoorn, The Netherlands; Villeneuve, France; and Santa Perpetua de Mogoda, Spain and lease small sales facilities in other locations. All of these facilities are owned mortgage free. Financing for the Technical Center in Conshohocken, Pennsylvania was arranged through the use of industrial revenue and development bonds with an outstanding balance at December 31, 1998 of $5,000,000.

     Quaker's aforementioned facilities consist of various manufacturing, administrative, warehouse, and laboratory buildings. Substantially all of the buildings are of fire-resistant construction and are equipped with sprinkler systems. All facilities are primarily of masonry and/or steel construction and are adequate and suitable for Quaker's present operations. The Company has a program to identify needed capital improvements which will be implemented as management considers necessary or desirable. Most locations have various numbers of raw material storage tanks ranging from 6 to 63 having a capacity from 500 to 80,000 gallons each and processing or manufacturing vessels ranging in capacity from 50 to 12,000 gallons each. Manufacturing and warehouse facilities located in Conshohocken, Pennsylvania, were closed in 1996.

     In order to facilitate compliance with applicable federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment, for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent environmental experts, as well as ongoing inspections by on-site personnel. Such inspections are addressed to operational matters, record keeping, reporting requirements, and capital improvements. In 1998, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $1,118,000.

     Quaker's executive offices are located in a four-story building containing a total of approximately 47,000 square feet. A Technical Center containing approximately 28,700 square feet houses the laboratory facility. Both of these facilities are adjacent to Quaker's closed manufacturing facility in Conshohocken.

     Quaker's 50% or less owned non-U.S. associated companies own or lease a plant and/or sales facilities in various locations.

Item 3.  Legal Proceedings.
         ------------------

     The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and federal and state agencies relating to various matters including environmental matters, none of which is expected to result in monetary sanctions in an amount or in an award that would have a material adverse effect on the Company's results of operations or financial condition. For information concerning pending asbestos-related cases against a non-operating subsidiary and amounts accrued associated with certain environmental investigatory and noncapital remediation costs, refer to Note 13 of Notes to Consolidated Financial Statements which appears on page 30 in the Registrant's 1998 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matters were submitted to a vote of security holders during the last quarter of the period covered by this Report.

Item 4(a).  Executive Officers of the Registrant.
            -------------------------------------
                                                                     Year First
                                                                     Elected as
                                                                    an Executive
           Name             Office (since)                     Age     Officer
           ----             --------------                     ---     -------

     Ronald J. Naples       Chairman of the Board (1997),       53      1995
                            Chief Executive Officer (1995)

     Joseph W. Bauer        President and  Chief                56      1998
                            Operating Officer (1998)

     Michael F. Barry       Vice President and Chief            40      1998
                            Financial Officer (1998)

     Jose Luiz Bregolato    Vice President-S outh America       53      1993
                            1993)

     Ian F. Clark           Vice President (1999)               54      1999

     James A. Geier         Vice President-Human                43      1997
                            Resources (1997)

     Daniel S. Ma           Vice President-Asia/Pacific         58      1995
                            (1995)

     Marcus C. J. Meijer    Vice President-Europe (1990)        51      1990

     Joseph F. Virdone      Vice President - U.S. Commercial    54      1996
                            Operations  (1996)

     Quentin D. Craft       Director-Corporate Technology
                            (1990)                              52      1990

     Messrs. Bregolato and Meijer have served as officers of the Registrant for more than the past five years, and Dr. Craft has served in his present capacity for more than five years. Prior to his election as an officer of the Registrant, Mr. Ma was Managing Director, Asia/Pacific Region, to which he was appointed in 1993. Prior to his election as President and Chief Executive Officer, effective October 2, 1995, Mr. Naples served as Chairman of the Board and Chief Executive Officer of Hunt Manufacturing Company until April 6, 1995, a position held for over five years. Mr. Naples was elected Chairman of the Board of the Registrant in 1997. Mr. Naples has been a Director of the Registrant since 1988. Prior to his election as an officer of the Registrant, Mr. Virdone served as Industry Manager-Steel from 1994 to 1996. Prior to that time, Mr. Virdone was employed by FMC Corporation as National Sales Director-Industrial Chemicals and also served in various consulting capacities. Prior to his election as an officer of the Registrant in 1997, Mr. Geier was employed by Rhone-Poulenc Rorer Pharmaceuticals, Inc., where he held a variety of human resource positions. Prior to his election as an officer of the Registrant in 1998, Mr. Bauer was employed by M. A. Hanna since 1992 and served as President of M. A. Hanna Color Division from 1996 to 1998 and President of PMS Consolidated from 1992 to 1995. Prior to his election as an officer of Registrant, effective November 30, 1998, Mr. Barry was employed by Lyondell (formerly ARCO Chemical) where he held the position of Business Director for its Urethanes business throughout the Americas from 1997 to 1998 and where he also held a variety of finance and business positions from 1988 to 1997. Prior to his election as an officer of Registrant, Mr. Clark was employed by Ciba Specialty Chemicals Corporation where he held the position of Vice President-Sales and Marketing, U.S. Pigments Division, from 1990 to 1998 and, in addition, was General Manager for one of its global pigment segments from 1996 to 1998.

     There is no family relationship between the Registrant and any of the Registrant's Executive Officers. Each officer is elected for a term of one year.

                                     PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.
         -----------------------------------------

     Incorporated by reference is the information appearing under the caption "Stock Market and Related Security Holder Matters" on page 34 of the Registrant's 1998 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 6.  Selected Financial Data.
         ------------------------

     Incorporated by reference is the information appearing under the caption "Eleven-Year Financial Information" on pages 32 and 33 of the Registrant's 1998 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         -------------------------------------------------

     Incorporated by reference is the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 18 of the Registrant's 1998 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

     Quaker is exposed to the impact of interest rates, foreign currency fluctuations, and changes in commodity prices.

     Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. All of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements on Pages 16 and 27, respectively, of the Registrant's 1998 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to this Report. Accordingly, if interest rates rise significantly the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of December 31, 1998, Quaker had $1,078,000 in short-term borrowings.

     Foreign Exchange Risk. A significant portion of Quaker's revenues and earnings are generated by its non-U.S. operations of its foreign subsidiaries. Incorporated by reference is the information concerning Quaker's non-U.S. activities appearing in Note 11 of the Notes to Consolidated Financial Statements on Page 29 of the Registrant's 1998 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to this Report. All such subsidiaries use the local currency as their functional currency. Accordingly, Quaker's financial results are affected by risks typical of international business such as currency fluctuations, particularly between the U.S. dollar and the Dutch guilder (and the E.U. euro). As exchange rates vary, Quaker's results can be materially adversely affected.

     In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was immaterial, and there are no contracts or options outstanding at December 31, 1998. Incorporated by reference is the information concerning Quaker's Significant Accounting Policies appearing in Note 1 of the Notes to Consolidated Financial Statements on Page 23 of the Registrant's 1998 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to this Report.

     Commodity Price Risk. Many of the raw materials used by Quaker are commodity chemicals, and, therefore, Quaker earnings can be materially adversely affected by market changes in raw material prices. In certain cases, Quaker has entered into fixed-price purchase contracts having a term of up to one year. These contracts provide for protection to Quaker if the price for the contracted raw materials rises, however, in certain limited circumstances, Quaker will not realize the benefit if such prices decline. Quaker has not been, nor is it currently a party to, any derivative financial instrument relative to commodities.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

         Incorporated by reference is the information appearing on pages 20 through 34 of the Registrant's 1998 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.
         ---------------------------------------------

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

     Incorporated by reference is the information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" contained in the Registrant's definitive Proxy Statement to be filed no later than 120 days after the close of its fiscal year ended December 31, 1998 (the "1999 Proxy Statement") and the information appearing in Item 4(a) on pages 6 and 7 of this Report.

            Section 16(a) Beneficial Ownership Reporting Compliance.
            --------------------------------------------------------

         Based solely on the Company's review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended, and written representations of the Company's officers and directors, the Company believes that all reports required to be filed pursuant to the 1934 Act with respect to transactions in the Company's Common Stock through December 31, 1998 were filed on a timely basis.

Item 11. Executive Compensation.
         -----------------------

     Incorporated by reference is the information beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation/Management Development Committee Report on Executive Compensation" contained in the Registrant's 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners
         and Management.
         -----------------------------------------------

     Incorporated by reference is the information beginning immediately following the caption "Security Ownership of Certain Beneficial Owners and Management" to, but not including, the caption "Election of Directors" contained in the Registrant's 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         No information is required to be provided in response to this Item 13.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K.
         -----------------------------------------

         (a)  Exhibits and Financial Statement Schedules

               1. Financial Statements

                             The following is a list of the Financial
                       Statements and related documents which have been incorporated by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, as set forth in Item 8:

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

               3. Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K)

                       3(a)-- Amended and Restated Articles of Incorporation
                              dated July 16, 1990. Incorporated by reference to Exhibit 3(a) as filed by Registrant with Form 10-K for the year 1996.
                       3(b)-- By-Laws as amended through May 6, 1998.
                       4-- Shareholder Rights Plan dated February 7, 1990. Incorporated by reference to Form 8-K as filed by the Registrant on February 20, 1990.
                       10(a)--Long-Term Performance Incentive Plan as approved
                              May 5, 1993. Incorporated by reference to
                              Exhibit 10(a) as filed by the Registrant with Form 10-K for the year 1993.
                       10(h)--Documents constituting employment contract by and
                              between Quaker Chemical Europe B.V. and M. C. J. Meijer dated January 1, 1991. Incorporated by reference to Exhibit 10(h) as filed by Registrant with Form 10-K for the year 1993.
                       10(i)--Employment Agreement by and between the Registrant
                              and Ronald J. Naples dated August 14, 1995.
                              Incorporated by reference to Exhibit 10(i) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.
                       10(j)--Amendment to the Stock Option Agreement dated
                              October 2, 1995 by and between the Registrant and Ronald J. Naples. Incorporated by reference to
                              Exhibit 10(j) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.
                       10(k)--Employment Agreement by and between Registrant and
                              Jose Luiz Bregolato dated June 14, 1993.
                              Incorporated by
                              reference to Exhibit 10(k) as filed by Registrant with Form 10-K for the year 1995.
                       10(l)--Employment Agreement by and between Registrant and
                              Daniel S. Ma dated May 18, 1993. Incorporated by reference to Exhibit 10(l) as filed by Registrant with Form 10-K for the year 1995.
                       10(n)--Deferred Compensation Plan as adopted by the
                              Registrant on July 10, 1996. Incorporated by reference to Exhibit 10(n) as filed by Registrant with Form 10-K for the year 1996.
                       10(o)--Amendment No. 1 to Employment Agreement dated
                              January 1, 1997 by and between Registrant and Ronald J. Naples. Incorporated by reference to
                              Exhibit 10(o) as filed by Registrant with Form 10-K for year 1997.
                       10(p)--Amendment No. 1 to 1995 Naples Restricted Stock
                              Plan and Agreement dated January 21, 1998 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(p) as filed by Registrant with Form 10-K for year 1997.
                       10(q)--Employment Agreement by and between Registrant and
                              Joseph F. Virdone dated July 17, 1996.
                              Incorporated by reference to Exhibit 10(q) as filed by Registrant with Form 10-K for year 1997.
                       10(r)--Employment Agreement by and between Registrant and
                              James A. Geier dated November 5, 1997.
                              Incorporated by reference to Exhibit 10(r) as filed by Registrant with Form 10-K for year 1997.
                       10(s)--Employment Agreement by and between Registrant and
                              Joseph W. Bauer dated March 9, 1998. Incorporated by reference to Exhibit 10(s) as filed by Registrant with Form 10-K for year 1997.
                       10(t)--Employment Agreement by and between Registrant and
                              Ronald J. Naples dated March 11, 1999.
                       10(u)--Employment Agreement by and between Registrant and
                              Michael F. Barry dated November 30, 1998.
                       10(v)--Employment Agreement by and between Registrant and
                              Ian F. Clark dated March 15, 1999.
                       10(w)--Change in Control Agreement by and between
                              Registrant and Joseph W. Bauer dated February 1, 1999.
                       10(x)--Change in Control Agreement by and between
                              Registrant and Michael F. Barry dated November 30, 1998.
                       10(y)--Change in Control Agreement by and between
                              Registrant and Jose Luiz Bregolato dated
                              January 6, 1999.
                       10(z)--Change in Control Agreement by and between
                              Registrant and James A. Geier dated January 15, 1999.
                       10(aa)--Change in Control Agreement by and between
                              Registrant and Daniel S. Ma dated January 15,
                              1999.

                       10(bb)--Change in Control Agreement by and between
                              Registrant and Joseph F. Virdone dated December 21, 1998.

                       10(cc)--Change in Control Agreement by and between
                              Registrant and Ian F. Clark dated March 15, 1999.

                       13 --  Portions of the 1998 Annual Report to
                              Shareholders incorporated by reference.

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

                              QUAKER CHEMICAL CORPORATION
                              ---------------------------
                                       Registrant

Date:  March 17, 1999     By: /s/ Ronald J. Naples
                              -------------------------------------------------
                              Ronald J. Naples
                              Chairman of the Board and Chief Executive Officer

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

    Signatures                                              Capacity                          Date
    ----------                                              --------                          ----
     /s/ Ronald J. Naples
-----------------------------------
Ronald J. Naples                                         Principal Executive Officer     March 17, 1999
Chairman of the Board and Chief Executive Officer        and Director


    /s/Michael F. Barry
-----------------------------------
Michael F. Barry                                         Principal Financial Officer     March 17, 1999
Vice President and Chief Financial Officer


     /s/ Joseph B. Anderson
-----------------------------------
Joseph B. Anderson, Jr.                                  Director                        March 17, 1999


-----------------------------------
Patricia C. Barron                                       Director                        March   , 1999


-----------------------------------
William L. Batchelor                                     Director                        March   , 1999


     /s/ Peter A. Benoliel
-----------------------------------
Peter A. Benoliel                                        Director                        March 17, 1999


-----------------------------------
Lennox K. Black                                          Director                        March   , 1999


     /s/ Donald R. Caldwell
-----------------------------------
Donald R. Caldwell                                       Director                        March 17, 1999


-----------------------------------
Robert E. Chappell                                       Director                        March   , 1999


      /s/ Edwin J. Delattre
-----------------------------------
Edwin J. Delattre                                        Director                        March 17, 1999


      /s/ Robert P. Hauptfuhrer
-----------------------------------
Robert P. Hauptfuhrer                                    Director                        March 17, 1999


      /s/ Robert H. Rock
-----------------------------------
Robert H. Rock                                           Director                        March 17, 1999


                                  EXHIBIT INDEX

Exhibit No.    Description

    3(b)       By-Laws as amended through May 6, 1998

   10(t)       Employment Agreement by and between Registrant and Ronald J.
                 Naples dated March 11, 1999

   10(u)       Employment Agreement by and between Registrant and Michael F.
                 Barry dated  November 30, 1998

   10(v)       Employment Agreement by and between Registrant and Ian F. Clark dated March 15, 1999

   10(w)       Change in Control Agreement by and between Registrant and Joseph
                 W. Bauer dated February 1, 1999

   10(x)       Change in Control Agreement by and between Registrant and Michael
                 F. Barry dated November 30, 1998

   10(y)       Change in Control Agreement by and between Registrant and Jose
                 Luiz Bregolato dated January 6, 1999

   10(z)       Change in Control Agreement by and between Registrant and James
                 A. Geier dated January 15, 1999

   10(aa)      Change in Control Agreement by and between Registrant and Daniel
                 S. Ma dated January 15, 1999

   10(bb)      Change in Control Agreement by and between Registrant and Joseph
                 F. Virdone  dated December 21, 1998

   10(cc)      Change in Control Agreement by and between Registrant and Ian F.
                 Clark dated March 15, 1999

   13          Portions of the 1998 Annual Report to Shareholders Incorporated
                 by Reference

   21          Subsidiaries and Affiliates of the Registrant

   23          Consent of Independent Accountants

   27          Financial Data Schedule