Form 10-Q
period 1999-03-31
QUAKER CHEMICAL CORP
filed 1999-05-17
CIK 81362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1999

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

         Number of Shares of Common Stock
         Outstanding on April 30, 1999                  8,907,637

           QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheet at March 31, 1999 (unaudited) and December 31, 1998

         Condensed Consolidated Statement of Income for the three months ended March 31, 1999 and 1998 (unaudited)

         Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)



                               * * * * * * * * * *

                           Quaker Chemical Corporation

                      Condensed Consolidated Balance Sheet

                             (dollars in thousands)

                                                         March
                                                          1999      December 31,
                                                        (Unaudited)      1998 *
                                                        -----------      ------
ASSETS

Current assets
   Cash and cash equivalents                            $  8,959       $ 10,213
   Accounts receivable                                    52,745         52,448
   Inventories
       Raw materials and supplies                         10,482         12,616
       Work-in-process and finished goods                 11,284         11,901
   Prepaid expenses and other current assets               9,985          8,890
                                                        --------       --------
              Total current assets                        93,455         96,068
Investments in and advances to associated companies        5,789          5,280
Property, plant and equipment, at cost                   107,687        111,963
          Less accumulated depreciation                   61,273         62,341
                                                        --------       --------
              Total property, plant and equipment         46,414         49,622
Goodwill                                                  17,369         21,366
Other noncurrent assets                                   17,244         17,567
                                                        --------       --------
                                                        $180,271       $189,903
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term borrowings                                $  6,971       $  1,420
   Accounts payable                                       25,056         27,825
   Accrued compensation                                    5,325          9,967
   Other current liabilities                              13,244         11,220
                                                        --------       --------
              Total current liabilities                   50,596         50,432
Long-term debt                                            25,534         25,344
Other noncurrent liabilities                              22,046         22,061
                                                        --------       --------
              Total liabilities                           98,176         97,837
                                                        --------       --------
Minority interest in equity of subsidiaries                7,100          8,331
                                                        --------       --------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value; authorized
       30,000,000 shares; issued (including
       treasury shares) 9,664,009 shares                   9,664          9,664
   Capital in excess of par value                            872            910
   Retained earnings                                      86,178         84,873
   Accumulated other comprehensive income (loss)          (9,625)           582
                                                        --------       --------
                                                          87,089         96,029
   Treasury stock, shares held at cost;
       1999 - 759,388, 1998 - 770,059                    (12,094)       (12,294)
                                                        --------       --------
              Total shareholders' equity                  74,995         83,735
                                                        --------       --------
                                                        $180,271       $189,903
                                                        ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements

* Condensed from audited financial statements

                           Quaker Chemical Corporation

                   Condensed Consolidated Statement of Income
                          Three Months Ended March 31

                                                            Unaudited
                                                       (dollars in thousands
                                                       except per share data)

                                                      1999              1998
                                                      ----              ----

Net sales                                            $60,902          $62,235
                                                     -------          -------

Costs and expenses
    Cost of goods sold                                32,249           34,498
    Selling, administrative and general expenses      23,678           22,769
                                                     -------          -------
                                                      55,927           57,267
                                                     -------          -------


Income from operations                                 4,975            4,968

Other income, net                                        291              291
Interest expense                                        (543)            (447)
Interest income                                           90              197
                                                     -------          -------
Income before taxes                                    4,813            5,009

Taxes on income                                        1,925            2,004
                                                     -------          -------
                                                       2,888            3,005
Equity in net income of associated companies             232              229
Minority interest in net income of subsidiaries         (122)            (340)
                                                     -------          -------
Net income                                           $ 2,998          $ 2,894
                                                     =======          =======

Per share data:
    Net income - basic and diluted                     $0.34            $0.33
    Dividends declared                                 $0.19            $0.18

    Based on weighted average number of
     shares outstanding:
       Basic                                       8,898,495        8,735,875
       Diluted                                     8,945,019        8,833,700


The accompanying notes are an integral part of these condensed consolidated financial statements

                           Quaker Chemical Corporation

                 Condensed Consolidated Statement of Cash Flows
                      For the Three Months Ended March 31
                                                                        Unaudited
                                                                  (dollars in thousands)
                                                                   1999            1998
                                                                  -------         -------
Cash flows from operating activities
  Net income                                                      $ 2,998         $ 2,894
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                 1,606           1,878
      Equity in net income of associated companies                   (232)           (229)
      Minority interest in earnings of subsidiaries                   123             328
      Deferred compensation and other postretirement benefits         260             338
      Other, net                                                       93              78
  Increase (decrease) in cash from changes in current assets and liabilities, net of acquisitions and divestitures:
      Accounts receivable                                          (2,564)         (1,619)
      Inventories                                                   1,417          (3,054)
      Prepaid expenses and other current assets                    (1,641)         (1,171)
      Accounts payable and other current liabilities               (3,145)            196
      Change in repositioning liabilities                          (1,496)           (959)
                                                                  -------         -------
          Net cash used by operating activities                    (2,581)         (1,320)
                                                                  -------         -------

Cash flows from investing activities
    Investments in property, plant, equipment and other assets     (1,470)         (1,473)
    Other, net                                                       (409)             71
                                                                  -------         -------
        Net cash used in investing activities                      (1,879)         (1,402)
                                                                  -------         -------

Cash flows from financing activities
    Net increase in short-term borrowings                           5,654             561
    Dividends paid                                                 (1,693)         (1,581)
    Other, net                                                        363             122
                                                                  -------         -------
        Net cash provided by (used in) financing activities         4,324            (898)
                                                                  -------         -------


Effect of exchange rate changes on cash                            (1,118)           (670)
                                                                  -------         -------

    Net decrease in cash and cash equivalents                      (1,254)         (4,290)
    Cash and cash equivalents at beginning of period               10,213          18,416
                                                                  -------         -------
    Cash and cash equivalents at end of period                    $ 8,959         $14,126
                                                                  =======         =======



The accompanying notes are an integral part of these condensed consolidated financial statements

                           Quaker Chemical Corporation
              Notes to Condensed Consolidated Financial Statements
                             (Amounts in Thousands)
                                   (Unaudited)

Note 1 - Condensed Financial Information

The attached condensed financial information has been prepared in accordance with instructions for Form 10-Q and, therefore, does not include all financial note information which might be necessary for a fair statement in accordance with generally accepted accounting principles. Such condensed financial information is unaudited, but in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair statement of results for the periods indicated. The net income reported for the periods should not necessarily be regarded as indicative of net income on an annualized basis (see accompanying Management's Discussion and Analysis-Other Significant Items); however, significant variations from the results for the same period of the previous year, if any, have been disclosed in the accompanying Management's Discussion and Analysis.


Note 2 - Weighted Average Shares Outstanding

                           Three Months Ended
                                 March 31
                          ---------------------
                            Basic      Diluted
                            -----      -------
                 1999     8,898,495   8,945,019
                 1998     8,735,875   8,833,700

The difference between basic and diluted weighted average shares outstanding results from the assumption that dilutive stock options outstanding were exercised.


Note 3 - Business Segments


The company's reportable segments are as follows:

(1) Metalworking process chemicals - produces products used as lubricants for various heavy industrial and manufacturing applications.

(2) Coatings - produces temporary and permanent coatings for metal products and chemical milling maskants.

(3) Other chemical products - primarily includes chemicals used in the manufacturing of paper as well as other various chemical products.

Segment data includes direct segment costs as well as general operating costs, including depreciation, allocated to each segment based on net sales.

The table below presents information about the reported segments for the quarter ending March 31:

                            Metalworking                   Other
                              Process                     Process
                             Chemicals      Coatings     Chemicals     Total
                           ----------------------------------------------------
1999
      Net Sales                $ 53,386       $ 4,136      $ 3,381     $ 60,903
      Operating Income            7,173           970          (60)       8,083

1998
      Net Sales                $ 54,464       $ 4,897      $ 2,874     $ 62,235
      Operating Income            7,284         1,397         (213)       8,468


Operating income comprises revenue less related costs and expenses. Nonoperating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from nonconsolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes, for the three months ended March 31, 1999 and 1998 is as follows:

                                                   1999        1998
                                                   ----        ----
Total operating income for reportable segments    $8,083      $8,468
Nonoperating charges                              (1,502)     (1,622)
Depreciation and amortization                     (1,606)     (1,878)
Interest expense                                    (543)       (447)
Interest income                                       90         197
Other income, net                                    291         291
                                                  ------      ------
Consolidated income before taxes                  $4,813      $5,009
                                                  ======      ======

Note 4. - Comprehensive Income

The following table summarizes comprehensive income for the three months ended March 31, 1999 and 1998:

                                                 1999           1998
                                                 ----           ----
Net income                                      $2,998         $2,894

Foreign currency translation adjustments       (10,207)        (1,539)
                                               -------         ------
Comprehensive (loss) income                    $(7,209)        $1,355
                                               =======         ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     Net cash flow used in operating activities amounted to $2.6 million in the first three months of 1999 compared to $1.3 million in the same period of 1998. The increase was principally due to payments related to the 1998 repositioning program as well as other changes in working capital.

     The Company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt) decreased $6.8 million primarily as a result of seasonal cash needs related to the annual payment of employee incentives. The current ratio decreased to 1.8 to 1 at March 31, 1999 as compared to 1.9 to 1 at December 31, 1998 due principally to the decrease in the Company's net cash position.

Operations
Comparison of First Quarter 1999 with First Quarter 1998

     Consolidated net sales for the first quarter of 1999 decreased by 2% over the first quarter of 1998. The decrease in sales was the net result of a 2% decrease due to foreign currency exchange rates, a 1% decrease in pricing, offset by a 1% increase in volume. Net sales of the metalworking process chemicals segment were down 2% versus last year due mainly to foreign steel imports into the U.S. and Europe as well as temporary shutdowns of metalworking and steel facilities at the end of 1998 that extended into January of 1999. Sales in the coatings business segment were down 16% due primarily to lower maskant sales into the aircraft industry caused by lower aircraft production as a result of the downturn in the Asian economy. The other chemical products segment sales were up 18% due to higher environmental products sales.

     Operating income improved slightly despite the decrease in sales primarily due to lower raw material costs as well as cost reduction initiatives throughout the organization. The Company's gross profit margin as a percentage of sales increased 2.4% primarily as a result of lower raw material costs, improved sales mix and lower manufacturing expenses. Selling, administrative and general expenses increased 4% as compared to 1998 primarily due to growth in chemical management services, growth in the Company's Brazil business as a result of the mid-year 1998 acquisition and higher costs in Europe due to currency translation. These additional costs were partially offset by cost savings from the 1998 repositioning and integration program.

     Net interest costs increased versus March 31, 1998 due to increased debt levels associated with the Company's mid-year 1998 acquisition in Brazil. Minority interest decreased as a result of lower net income of the Company's consolidated joint ventures. Earnings per share of $.34 (basic and diluted) were 3% higher than the prior year.

Other Significant Items:

     The Company is actively engaged in assessing and solving its Year 2000 issue. The Company completed a comprehensive assessment of all key systems
(both IT and non-IT systems). As to systems found to be non-Year 2000 compliant, the Company initiated a program of systems replacements and updates. The Company completed the majority of this program during 1998 and expects that the remaining work will be completed in 1999. The systems work includes the appropriate level of testing to ensure Year 2000 compliance. Expenditures (historical and future) to be incurred in addressing any Year 2000 issues in the Company's systems are not expected to be material and are currently estimated to be approximately $750 thousand, including amounts which may be capitalized as long-term assets. In addition to this effort, the Company, with the assistance of an outside consultant, is undertaking a second complete assessment of all its IT and non-IT systems. This assessment will be completed in 1999.

     The Company is also actively seeking from its third-party providers written assurances that each will be Year 2000 compliant on a timely basis. To date, the Company has received affirmative responses from a majority of its third-party providers and will continue to pursue responses from its material third-party providers who have failed to respond to the initial inquiry. In addition, the Company will seek assurances as to Year 2000 compliance from its key customers and plans on contacting these customers in 1999. There can be no assurance, however, that (i) the systems of the Company's material third-party providers or key customers will be Year 2000 compliant and (ii) such non-compliance will not have a material adverse effect on the Company.

     The Company believes it is taking reasonable steps to prevent major interruptions in its business resulting from Year 2000 related issues. However, potential sources of risk specific to the Company are mainly external (third-party providers and customers)and include, but are not limited to, the inability of principal suppliers to be Year 2000 compliant. This could result in delays in product deliveries from such suppliers. The Company is still developing a reasonable worst case scenario as it relates to the Year 2000 issue and therefore has not developed a contingency plan to cover any unforeseen issues. The Company plans to complete the worst case analysis and its contingency plan in the first half of 1999.

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the systems and business issues raised by the euro currency. The Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Quaker is exposed to the impact of interest rates, foreign currency fluctuations, and changes in commodity prices.

     Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. All of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements on Pages 16 and 27, respectively, of the Registrant's 1998 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the 1998 Form 10-K. Accordingly, if interest rates rise significantly the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of March 31, 1999, Quaker had $6,770 in short-term borrowings.

     Foreign Exchange Risk. A significant portion of Quaker's revenues and earnings are generated by its non-U.S. operations of its foreign subsidiaries. Incorporated by reference is the information concerning Quaker's non-U.S. activities appearing in Note 11 of the Notes to Consolidated Financial Statements on Page 29 of the Registrant's 1998 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the 1998 Form 10-K. All such subsidiaries use the local currency as their functional currency. Accordingly, Quaker's financial results are affected by risks typical of international business such as currency fluctuations, particularly between the U.S. dollar and the Dutch guilder (and the E.U. euro). As exchange rates vary, Quaker's results can be materially adversely affected.

     In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was immaterial, and there are no contracts or options outstanding at March 31, 1999. Incorporated by reference is the information concerning Quaker's Significant Accounting Policies appearing in
Note 1 of the Notes to Consolidated Financial Statements on Page 23 of the Registrant's 1998 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the Form 10-K.

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

Forward-Looking and Cautionary Statements

     Except for historical information and discussions, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those projected in such statements.

     Such risks and uncertainties include, but are not limited to, significant increase in raw material costs, worldwide economic and political conditions, and foreign currency fluctuations that may affect worldwide results of operations. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, appliance or durable good manufacturers.

PART II. OTHER INFORMATION

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



                           QUAKER CHEMICAL CORPORATION
                           ---------------------------
                                  (Registrant)



                         /s/ Michael F. Barry
                         ----------------------------------
                         Michael F. Barry, officer duly
                         authorized to sign this report,
                         Vice President and Chief Financial Officer


Date: May 14, 1999
      ------------