Form 10-Q
period 1999-06-30
QUAKER CHEMICAL CORP
filed 1999-08-13
CIK 81362

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1999

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

                                 Not Applicable
Former name, former address and former fiscal year, if changed since last report.

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

     Number of Shares of Common Stock
     Outstanding on July 31, 1999                  8,920,489

            QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at June 30, 1999 (unaudited) and December 31, 1998

          Condensed Consolidated Statement of Income for the six months ended June 30, 1999 and 1998 (unaudited)

          Condensed Consolidated Statement of Income for the three months ended June 30, 1999 and 1998 (unaudited)

          Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 1999 and 1998 (unaudited)

          Notes to Condensed Consolidated Financial Statements (unaudited)



                               * * * * * * * * * *

                           Quaker Chemical Corporation

                      Condensed Consolidated Balance Sheet


                                                       (dollars in thousands)


                                                       June 30,
                                                         1999       December 31,
                                                      (Unaudited)      1998 *
                                                      -----------   ------------
ASSETS

Current assets
   Cash and cash equivalents                           $ 10,612     $ 10,213
   Accounts receivable                                   53,720       52,448
   Inventories
      Raw materials and supplies                         11,027       12,616
      Work in process and finished goods                 10,652       11,901
   Prepaid expenses and other current assets             10,276        8,890
                                                       --------     --------
      Total current assets                               96,287       96,068
Investments in and advances to associated companies       6,201        5,280
Property, plant and equipment, at cost                  107,582      111,963
   Less accumulated depreciation                         61,621       62,341
                                                       --------     --------
      Total property, plant and equipment                45,961       49,622
Goodwill                                                 16,807       21,366
Other noncurrent assets                                  19,309       17,567
                                                       --------     --------
                                                       $184,565     $189,903
                                                       ========     ========

LIABILITIES  AND SHAREHOLDERS' EQUITY

Current liabilities
   Short term borrowings                               $  9,956     $  1,420
   Accounts payable                                      23,201       27,825
   Accrued compensation                                   6,430        9,967
   Other current liabilities                             14,209       11,220
                                                       --------     --------
      Total current liabilities                          53,796       50,432
Long-term debt                                           25,539       25,344
Other noncurrent liabilities                             23,952       22,061
                                                       --------     --------
      Total liabilities                                 103,287       97,837
Minority interest in equity of subsidaries                7,290        8,331

SHAREHOLDERS' EQUITY
   Common stock $1 par value; authorized
      30,000,000 shares; issued (including
      treasury shares) 9,664,009 shares                   9,664        9,664
   Capital in excess of par value                           868          910
   Retained earnings                                     88,280       84,873
   Accumulated other comprehensive income (loss)        (12,940)         582
                                                       --------     --------
                                                         85,872       96,029
   Treasury stock, shares held at cost;
      1999-747,100, 1998-770,059                        (11,884)     (12,294)
                                                       --------     --------
      Total shareholders' equity                         73,988       83,735
                                                       --------     --------
                                                       $184,565     $189,903
                                                       ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements

* Condensed from audited financial statements.

                           Quaker Chemical Corporation

                   Condensed Consolidated Statement of Income
                          For the period ended June 30,

                                                     Unaudited
                                   (dollars in thousands, except per share date)


                                       Second Quarter           Six Months
                                    ------------------     ---------------------
                                       1999      1998        1999        1998
                                       ----      ----        ----        ----
Net sales                            $64,025   $65,355     $124,927    $127,590
                                     -------   -------     --------    --------
Cost and expenses
    Cost of goods sold                34,543    36,177       66,792      70,675
    Selling, administrative and
         general expenses             23,081    23,419       46,759      46,188

                                     -------   -------     --------    --------
                                      57,624    59,596      113,551     116,863


Income from operations                 6,401     5,759       11,376      10,727

Other income, net                        561       248          852         539
Interest expense, net                   (485)     (312)        (938)       (562)
                                     -------   -------     --------    --------
Income before taxes                    6,477     5,695       11,290      10,704

Taxes on income                        2,591     2,278        4,516       4,282
                                     -------   -------     --------    --------
                                       3,886     3,417        6,774       6,422
Equity in net income of associated
    companies                            264       273          496         502
Minority interest in net income of
    subsidiaries                        (347)     (220)        (469)       (560)
                                     -------   -------     --------   ---------

Net income                           $ 3,803   $ 3,470     $  6,801    $  6,364
                                     =======   =======     ========    ========

Per share data:
    Net income - basic                 $0.42     $0.40        $0.76       $0.73
    Net income - diluted               $0.42     $0.39        $0.76       $0.72
    Dividends declared                 $0.19     $0.18        $0.38       $0.36


The accompanying notes are an integral part of these condensed consolidated financial statements


                           Quaker Chemical Corporation

                 Condensed Consolidated Statement of Cash Flows
                        For the Six Months Ended June 30

                                                                         Unaudited
                                                                   (dollars in thousands)
                                                                     1999          1998
                                                                     ----          ----
Cash flows from operating activities
  Net income                                                        $ 6,801      $ 6,364
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                   3,157        3,631
      Equity in net income of associated companies                     (496)        (502)
      Minority interest in earnings of subsidiaries                     469          560
      Other, net                                                        313          172
  Increase (decrease) in cash from changes in current assets and liabilities net of acquisitions and divestitures:
      Accounts receivable                                            (4,372)      (3,721)
      Inventories                                                     1,208       (2,364)
      Prepaid expenses and other current assets                      (2,077)      (2,551)
      Accounts payable and accrued liabilities                       (1,153)         727
      Change in repositioning liabilities                            (1,703)        (532)
                                                                    -------      -------
        Net cash provided by operating activities                     2,147        1,784
                                                                    -------      -------

Cash flows from investing activities
    Investments in property, plant, equipment and other assets       (3,052)      (3,908)
    Companies acquired                                                    -       (9,350)
    Other, net                                                         (602)          70
                                                                    -------      -------
        Net cash used in investing activities                        (3,654)     (13,188)
                                                                    -------      -------

Cash flows from financing activities
    Net increase in short-term borrowings                             8,590        5,048
    Dividends paid                                                   (3,394)      (3,162)
    Other, net                                                          511          346
                                                                    -------      -------
        Net cash provided by financing activities                     5,707        2,232
                                                                    -------      -------


Effect of exchange rate changes on cash                              (3,801)        (317)
                                                                    -------      -------

    Net increase (decrease) in cash and cash equivalents                399       (9,489)
    Cash and cash equivalents at beginning of period                 10,213       18,416
                                                                    -------      -------
    Cash and cash equivalents at end of period                      $10,612      $ 8,927
                                                                    =======      =======

The accompanying notes are an integral part of these condensed consolidated financial statements

                           Quaker Chemical Corporation
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)

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


Note 2 - Weighted Average Shares Outstanding
             Six Months Ended         Three Months Ended
                June 30                   June 30
         ---------------------       ----------------------
           Basic      Diluted          Basic      Diluted
           -----      -------          -----      -------
1999     8,903,783   8,950,264       8,909,013   8,955,452
1998     8,763,610   8,842,466       8,785,898   8,849,511

The difference between basic and diluted weighted average shares outstanding results from the assumption that dilutive stock options outstanding were exercised.


Note 3 - Business Segments

The company's reportable segments are as follows:

(1) Metalworking process chemicals - produces products used as lubricants for various heavy industrial and manufacturing applications and provides chemical management services.

(2) Coatings - produces temporary and permanent coatings for metal products and chemical milling maskants.

(3) Other chemical products - primarily includes chemicals used in the manufacturing of paper as well as other various chemical products.

Segment data includes direct segment costs as well as general operating costs, including depreciation, allocated to each segment based on net sales.

The table below presents information about the reported segments for the six months ending June 30:

                           Metalworking                  Other
                             Process                    Chemical
                            Chemicals      Coatings     Products        Total
                         -------------------------------------------------------
1999
     Net Sales               $109,675     $ 8,920      $ 6,332        $124,927
     Operating Income          16,447       2,212          (83)         18,576

1998
     Net Sales               $111,631     $ 9,862      $ 6,097        $127,590
     Operating Income          15,752       2,831          (95)         18,488


Operating income comprises revenue less related costs and expenses. Nonoperating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from nonconsolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes, for the six months ended June 30, 1999 and 1998 is as follows:

                                          1999              1998
                                          ----              ----
Total operating income for
     reportable segments                 $18,576          $18,488
Nonoperating charges                      (4,043)          (4,130)
Depreciation and amortization             (3,157)          (3,631)
Interest expense                          (1,117)            (917)
Interest income                              179              355
Other income, net                            852              539
                                         -------          -------
Consolidated income before taxes         $11,290          $10,704
                                         =======          =======


Note 4 - Comprehensive Income

The following table summarizes comprehensive (loss) income for the six months ended June 30, 1999 and 1998:

                                            1999          1998
                                            ----          ----
Net income                                 $6,801       $ 6,364

Foreign currency translation adjustments  (13,522)         (970)
                                          -------       -------

Comprehensive (loss) income               $(6,721)      $ 5,394
                                          =======       =======

The following table summarizes comprehensive income for the three months ended June 30, 1999 and 1998:

                                             1999          1998
                                             ----          ----
Net income                                 $ 3,803       $ 3,470

Foreign currency translation adjustments    (3,315)          568
                                           -------       -------

Comprehensive income                       $   488       $ 4,038
                                           =======       =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     Net cash flow provided by operating activities amounted to $2.1 million in the first six months of 1999 compared to $1.8 million in the same period of 1998. The increase was principally due to a reduction in inventory levels offset by payments related to the 1998 repositioning program as well as other changes in working capital.

     The Company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt) decreased $8.1 million primarily as a result of seasonal cash needs related to the annual payment of employee incentives and payments related to the 1998 repositioning program. The current ratio decreased to 1.8 to 1 at June 30, 1999 as compared to 1.9 to 1 at December 31, 1998 due principally to the decrease in the Company's net cash position.

Operations
----------
Comparison of Six Months 1999 with Six Months 1998
--------------------------------------------------

     Consolidated net sales for the first half of 1999 decreased by 2% over the first half of 1998. The decrease in sales was the net result of a 3% decrease due to foreign currency exchange rates, a 1% decrease in pricing of certain products, partially offset by a 2% increase in volume. Net sales of the metalworking process chemicals segment were down 2% versus last year due mainly to foreign steel imports into the U.S. and Europe as well as temporary shutdowns of metalworking and steel facilities at the end of 1998 that extended into January of 1999. Sales in the coatings segment were down 10% due primarily to lower maskant sales into the aircraft industry caused by lower aircraft production as a result of the downturn in the Asian economy. The other chemical products segment sales were up 4% due to higher sales in Brazil, as a result of the mid-year 1998 acquisition.

     Income from operations improved 6% to $11.4 million as compared to $10.7 million in the same period of 1998, despite the decrease in sales, primarily due to lower raw material costs as well as cost reduction initiatives throughout the organization. The Company's cost of goods sold, as a percentage of sales, decreased 1.9% primarily as a result of lower raw material costs, sales mix effects and lower manufacturing expenses. Selling, administrative and general expenses decreased slightly compared to 1998 primarily due to cost savings from the 1998 repositioning and integration program and a reduction in current year bonus incentives. These cost savings were partially offset by additional costs incurred in connection with the growth in chemical management services and growth in the Company's Brazil business as a result of the mid-year 1998 acquisition.

     Net interest costs increased versus June 30, 1998 due to increased debt levels associated with the Company's mid-year 1998 acquisition in Brazil. The increase in other income was due to the absence of transactional exchange rate losses which occurred in 1998. Minority interest increased as a result of lower net income of the Company's consolidated joint ventures. Earnings per share of $.76 (basic and diluted) were 4% and 6% higher than the prior year, respectively.

Comparison of Second Quarter 1999 with Second Quarter 1998
----------------------------------------------------------

     Consolidated net sales for the second quarter of 1999 decreased by 2% compared with the second quarter of 1998. The decrease in sales was the net result of a 5% decrease due to foreign currency exchange rates, a 1% decrease in pricing of certain products, offset by a 4% increase in volume.

     The reasons for changes in income from operations, costs of goods sold, other income, and interest expense in the second quarter 1999 versus the second quarter 1998 are basically the same as those previously mentioned for the comparative six-month periods. Earnings per share of $.42 (basic and diluted) were 5% and 8% higher than the prior year, respectively.

Other Significant Items:

     For the past two years, the Company has been actively engaged in assessing and solving its Year 2000 issue. The Company completed a comprehensive assessment of all key systems (both IT and non-IT systems). As to systems found to be non-Year 2000 compliant, the Company initiated a program of systems replacements and updates. To date, the Company has completed a substantial portion of its program and expects that the remaining work will be completed prior to year end. The systems work includes the appropriate level of testing to ensure Year 2000 compliance. Expenditures (historical and future) in addressing any Year 2000 issues in the Company's systems are not expected to be material and are currently estimated to be approximately $750 thousand, including amounts which may be capitalized as long-term assets. In addition to this effort, the Company, with the assistance of an outside consultant, has undertaken a second complete assessment of all its IT and non-IT systems. This assessment confirmed that no significant additional actions were required.

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

     The Company believes it is taking reasonable steps to prevent major interruptions in its business resulting from Year 2000 related issues. However, potential sources of risk specific to the Company are mainly external (third-party providers and customers)and include, but are not limited to, the inability of principal suppliers to be Year 2000 compliant. This could result in delays in product deliveries from such suppliers. The Company is still developing worst case scenarios as it relates to the Year 2000 issue and will finalize its contingency plans in the second half of 1999.

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

     Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. All of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements on Pages 16 and 27, respectively, of the Registrant's 1998 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the 1998 Form 10-K. Accordingly, if interest rates rise significantly the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of June 30, 1999, Quaker had $9,816 in short-term borrowings.

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

     In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was not material, and there are no contracts or options outstanding at June 30, 1999. Incorporated by reference is the information concerning Quaker's Significant Accounting Policies appearing in Note 1 of the Notes to Consolidated Financial Statements on Page 23 of the Registrant's 1998 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the Form 10-K.

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

     Such risks and uncertainties include, but are not limited to, significant increase in raw material costs, worldwide economic and political conditions, and foreign currency fluctuations that may affect worldwide results of operations. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance or durable good manufacturers.

PART II. OTHER INFORMATION

                  Item 4. Submission of Matters to a Vote of Security Holders

                  The 1999 Annual Meeting of the Company's shareholders was held on May 12, 1999. At the Meeting, management's nominees, Peter
                  A. Benoliel, Ronald J. Naples, and Robert H. Rock were elected as Class I Directors. Voting (expressed in number of votes) was as follows: Peter A. Benoliel, 32,122,577 votes for, 153,398 votes against or withheld, and no abstentions or broker non-votes; Ronald J. Naples, 32,112,677 votes for 163,298 votes against or withheld, and no abstentions or broker non-votes; and Robert H. Rock, 32,105,110 votes for, 170,865 votes against or withheld, and no abstentions or broker non-votes.

                  At the Meeting, the shareholders also approved the adoption of the 1999 Long-Term Incentive Performance Incentive Plan by a vote of 29,288,364 votes for, 1,336,460 votes against, 661,293 abstentions, and 989,858 broker non-votes.

                  In addition, at the Meeting, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants to examine and report on its financial statements for the year ending December 31, 1999 by a vote of 32,154,464 votes for, 113,621 votes against, 9,890 abstentions, and no broker non-votes.

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



                           QUAKER CHEMICAL CORPORATION
                                   (Registrant)


                         -------------------------------------
                         Michael F. Barry, officer duly
                         authorized to sign this report,
                         Vice President and Chief Financial Officer


Date: August 13, 1999
      --------------