Form 10-Q
period 1999-09-30
QUAKER CHEMICAL CORP
filed 1999-11-12
CIK 81362

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 1999

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

         Number of Shares of Common Stock
         Outstanding on October 31, 1999                  8,929,145

            QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at September 30, 1999 (unaudited) and December 31, 1998

         Condensed Consolidated Statement of Income for the three and nine months ended September 30, 1999 and 1998 (unaudited)

         Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1999 and 1998 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)



                               * * * * * * * * * *

                           Quaker Chemical Corporation

                      Condensed Consolidated Balance Sheet

                                                        (dollars in thousands)

                                                      September 30,
                                                          1999      December 31,
                                                      (Unaudited)      1998 *
                                                      ------------   -----------
ASSETS

Current assets
  Cash and cash equivalents                             $ 11,659       $ 10,213
  Accounts receivable, net                                56,345         52,448
  Inventories
    Raw materials and supplies                            11,253         12,616
    Work in process and finished goods                    12,044         11,901
  Prepaid expenses and other current assets               13,695          8,890
                                                        --------       --------
    Total current assets                                 104,996         96,068
Investments in and advances to associated companies        5,982          5,280
Property, plant and equipment, at cost                   109,659        111,963
  Less accumulated depreciation                           63,823         62,341
                                                        --------       --------
    Total property, plant and equipment                   45,836         49,622
Goodwill, net                                             16,112         21,366
Other noncurrent assets                                   18,313         17,567
                                                        --------       --------
                                                        $191,239       $189,903
                                                        ========       ========

LIABILITIES  AND SHAREHOLDERS' EQUITY

Current liabilities
  Short-term borrowings                                 $  6,182       $  1,420
  Accounts payable                                        24,991         27,825
  Accrued compensation                                     9,502          9,967
  Other current liabilities                               14,458         11,220
                                                        --------       --------
    Total current liabilities                             55,133         50,432
Long-term debt                                            25,112         25,344
Other noncurrent liabilities                              25,458         22,061
                                                        --------       --------
    Total liabilities                                    105,703         97,837
Minority interest in equity of subsidaries                 7,426          8,331

SHAREHOLDERS' EQUITY
  Common stock $1 par value; authorized
    30,000,000 shares; issued (including
    treasury shares) 9,664,009 shares                      9,664          9,664
  Capital in excess of par value                             856            910
  Retained earnings                                       90,811         84,873
  Accumulated other comprehensive income (loss)          (11,488)           582
                                                        --------       --------
                                                          89,843         96,029
  Treasury stock, shares held at cost;
    1999-738,636, 1998-770,059                           (11,733)       (12,294)
                                                        --------       --------
    Total shareholders' equity                            78,110         83,735
                                                        --------       --------
                                                        $191,239       $189,903
                                                        ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements

* Condensed from audited financial statements.


                                     Quaker Chemical Corporation

                              Condensed Consolidated Statement of Income
                                  For the period ended September 30,

                                                           Unaudited
                                         (dollars in thousands, except per share data)

                                            Third Quarter                Nine Months
                                       ---------------------        ---------------------
                                         1999         1998            1999         1998
                                       --------     --------        --------     --------
Net sales                              $ 67,795     $ 65,991        $192,722     $193,581
                                       --------     --------        --------     --------

Costs and expenses
    Cost of goods sold                   35,729       36,439         102,521      107,114
    Selling, administrative and
         general expenses                24,127       23,729          70,886       69,917
                                       --------     --------        --------     --------
                                         59,856       60,168         173,407      177,031


Income from operations                    7,939        5,823          19,315       16,550

Other income, net                           417          484           1,269        1,023
Interest expense, net                      (611)        (539)         (1,549)      (1,101)
                                       --------     --------        --------     --------
Income before taxes                       7,745        5,768          19,035       16,472

Taxes on income                           3,098        2,307           7,614        6,589
                                       --------     --------        --------     --------
                                          4,647        3,461          11,421        9,883
Equity in net income of associated
    companies                               268          279             764          781
Minority interest in net income of
    subsidiaries                           (651)        (185)         (1,120)        (745)
                                       --------     --------        --------     --------
Net income                             $  4,264     $  3,555        $ 11,065     $  9,919
                                       ========     ========        ========     ========

Per share data:
    Net income - basic                   $0.48         $0.40          $1.24         $1.13
    Net income - diluted                 $0.48         $0.40          $1.24         $1.12
    Dividends declared                   $0.195        $0.19          $0.575        $0.55

The accompanying notes are an integral part of these condensed consolidated financial statements


                           Quaker Chemical Corporation

                 Condensed Consolidated Statement of Cash Flows
                     For the Nine Months Ended September 30,

                                                                            Unaudited
                                                                     (dollars in thousands)
                                                                       1999          1998
                                                                     -------        -------
Cash flows from operating activities
  Net income                                                         $11,065        $ 9,919
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                    4,750          5,459
      Equity in net income of associated companies                      (764)          (781)
      Minority interest in earnings of subsidiaries                    1,120            745
      Other, net                                                       1,468            431
  Increase (decrease) in cash from changes in current assets and liabilities net of acquisitions and divestitures:
      Accounts receivable, net                                        (6,406)        (6,246)
      Inventories                                                       (412)        (3,073)
      Prepaid expenses and other current assets                       (5,304)        (4,159)
      Accounts payable and accrued liabilities                         4,964          3,570
      Repositioning liabilities                                       (1,883)        (1,077)
                                                                     -------        -------
        Net cash provided by operating activities                      8,598          4,788
                                                                     -------        -------

Cash flows from investing activities
    Investments in property, plant, equipment and other assets        (4,057)        (6,401)
    Companies acquired                                                     -         (9,350)
    Other, net                                                          (184)           329
                                                                     -------        -------
        Net cash used in investing activities                         (4,241)       (15,422)
                                                                     -------        -------

Cash flows from financing activities
    Net increase in short-term borrowings                              4,817          7,673
    Dividends paid                                                    (5,076)        (4,836)
    Other, net                                                           210            590
                                                                     -------        -------
        Net cash (used in) provided by financing activities              (49)         3,427
                                                                     -------        -------


Effect of exchange rate changes on cash                               (2,862)           580
                                                                     -------        -------

    Net increase (decrease) in cash and cash equivalents               1,446         (6,627)
    Cash and cash equivalents at beginning of period                  10,213         18,416
                                                                     -------        -------
    Cash and cash equivalents at end of period                       $11,659        $11,789
                                                                     =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements

                           Quaker Chemical Corporation
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)

Note 1 - Condensed Financial Information

The attached condensed financial information has been prepared in accordance with instructions for Form 10-Q and, therefore, does not include all financial note information which might be necessary for a fair statement in accordance with generally accepted accounting principles. Such condensed financial information is unaudited, but in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair statement of results for the periods indicated. The net income reported for the periods should not necessarily be regarded as indicative of net income on an annualized basis.

Certain reclassifications have been made to prior year condensed consolidated financial statements to conform to those classifications used in 1999.

Note 2 - Weighted Average Shares Outstanding

                Nine Months Ended                      Three Months Ended
                  September 30                           September 30
          -------------------------------        -------------------------------
             Basic              Diluted            Basic                Diluted
             -----              -------            -----                -------
1999       8,909,298           8,956,610          8,920,148            8,969,095
1998       8,773,478           8,848,304          8,798,561            8,861,941

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

The table below presents information about the reported segments for the nine months ending September 30:

                           Metalworking                      Other
                             Process                       Chemical
                            Chemicals       Coatings       Products     Total
                          ------------------------------------------------------
1999
     Net Sales              $169,285        $13,998        $9,439      $192,722
     Operating Income         28,014          3,427          (330)       31,111

1998
     Net Sales              $169,823        $14,701        $9,057      $193,581
     Operating Income         23,204          3,965          (551)       26,618


Operating income comprises revenue less related costs and expenses. Nonoperating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from nonconsolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes, for the nine months ended September 30, 1999 and 1998 is as follows:

                                    1999            1998
                                    ----            ----
Total operating income for
     reportable segments           $31,111         $26,618
Non-operating charges               (7,046)         (4,609)
Depreciation and amortization       (4,750)         (5,459)
Interest expense                    (1,815)         (1,531)
Interest income                        266             430
Other income, net                    1,269           1,023
                                   -------         -------
Consolidated income before taxes   $19,035         $16,472
                                   =======         =======

Note 4 - Comprehensive Income

        The following table summarizes comprehensive income for the nine months ended September 30, 1999 and 1998:

                                            1999          1998
                                          -------       -------
Net income                                $11,065       $ 9,919

Foreign currency translation adjustments  (12,070)        2,242
                                          -------       -------

Comprehensive (loss) income               $(1,005)      $12,161
                                          =======       =======


The following table summarizes comprehensive income for the three months ended September 30, 1999 and 1998:

                                            1999          1998
                                          -------      --------
Net income                                $ 4,264       $ 3,555

Foreign currency translation adjustments    1,452         3,212
                                          -------       -------

Comprehensive income                      $ 5,716       $ 6,767
                                          =======       =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

         Net cash flow provided by operating activities amounted to $8.6 million in the first nine months of 1999 compared to $4.8 million in the same period of 1998. The increase was primarily due to higher operating income as well as a reduction in the change in working capital items, primarily related to inventory.

         The Company's net cash position (cash and cash equivalents plus short-term investments less short-term borrowings and current portion of long-term debt) decreased $3.4 million primarily as a result of increases in short-term borrowings. There was no change in the current ratio of 1.9 to 1 at September 30, 1999 as compared to December 31, 1998 due primarily to the decrease in the Company's net cash position offset by increases in accounts receivable and other current assets.

Operations
----------
Comparison of Nine Months 1999 with Nine Months 1998
----------------------------------------------------

         Consolidated net sales for the first nine months of 1999 decreased by less than one percent over the first nine months of 1998. The decrease in sales was the net result of a 3% increase in volume, a 1% increase in pricing of certain products, offset by approximately a 5% decrease due to foreign currency exchange rates. Net sales of the metalworking process chemicals segment were essentially flat compared to last year as higher prices and volumes were offset by the negative impact of the stronger dollar on foreign currency translations. Sales in the coatings segment were down 5% primarily due to lower maskant sales into the aerospace industry. The other chemical products segment sales increased 4% primarily due to higher paper and environmental products sales.

          Income from operations improved 16% to $19.3 million as compared to $16.6 million in the same period of 1998, primarily due to lower raw material costs as well as cost reduction initiatives throughout the organization. The Company's cost of goods sold, as a percentage of sales, decreased 2.1% primarily as a result of lower raw material costs, sales mix effects and lower manufacturing expenses. Selling, administrative and general expenses were slightly higher compared to 1998. This increase is primarily due to additional costs incurred in connection with the growth in the Company's chemical management services business and the mid-year 1998 Brazilian acquisition partially offset by cost savings from the 1998 repositioning and integration program and a reduction in current year bonus incentives.

         Net interest costs increased versus September 30, 1998 due to increased debt levels associated with the Company's mid-year 1998 acquisition in Brazil. The increase in other income was due to the absence of transactional exchange rate losses which occurred in 1998. Minority interest increased primarily as a result of higher net income of the Company's consolidated joint venture in Brazil. Earnings per share of $1.24 (basic and diluted) were 10% and 11% higher than the prior year, respectively.

Comparison of Third Quarter 1999 with Third Quarter 1998
--------------------------------------------------------

         Consolidated net sales for the third quarter of 1999 increased by 3% compared with the third quarter of 1998. The increase in sales was the net result of a 6% increase in volume, a 4% increase in pricing of certain products, offset by a 7% decrease due to foreign currency exchange rates.

          Income from operations increased 36% to $7.9 million in the third quarter of 1999 compared to $5.8 million in the third quarter of 1998. This increase was the result of higher sales, lower raw material costs, and the implementation of cost reduction initiatives throughout the organization. Other income and net interest expense in the third quarter of 1999 were consistent with the third quarter of 1998. Minority interest increased primarily as a result of higher net income of the Company's consolidated joint venture in Brazil. Earnings per share of $.48 (basic and diluted) was 20% higher than the prior year.

Other Significant Items:

Year 2000 Readiness Disclosure

         For the past two years, the Company has been actively engaged in assessing and solving its Year 2000 issue. The Company completed a comprehensive assessment of all key systems (both IT and non-IT systems). As to systems found to be non-Year 2000 compliant, the Company initiated a program of systems replacements and updates. To date, the Company has completed a substantial portion of its program and expects that the remaining work will be completed prior to year end. The systems work includes the appropriate level of testing to ensure Year 2000 compliance. Expenditures incurred and to be incurred in addressing any Year 2000 issues in the Company's systems are not expected to be material and are currently estimated to be approximately $750 thousand, including amounts which may be capitalized as long-term assets. In addition to this effort, the Company, with the assistance of an outside consultant, has undertaken a second complete assessment of all its IT and non-IT systems. This assessment confirmed that no significant additional actions were required.

         The Company has sought from its third-party providers written assurances that each will be Year 2000 compliant on a timely basis. To date, the Company has received affirmative responses from most of its third-party providers and will continue to pursue responses from its material third-party providers who have failed to respond to the initial inquiry. Notwithstanding the foregoing, the Company has not done any type of on-site review or assessment of its suppliers to determine whether they are in fact Year 2000 compliant. The Company has also made inquiries through its sales organization with certain key customers as to their Year 2000 status and will continue to do so through year end. To date, all have indicated that they are Year 2000 compliant. Though the Company does not expect there to be a failure with any of its critical third-party providers or customers, there can be no assurance that (i) the systems of the Company's material third-party providers or key customers will be Year 2000 compliant and (ii) such non-compliance will not have a material adverse effect on the Company.

         The Company has also contacted its critical customers inquiring as to whether additional supplies of product will be required for the December 1999 to January 2000 time period. To date, most of these customers have indicated that additional product will not be ordered. However, if there is a significant unexpected increase in the order pattern for the December 1999 to January 2000 time period, it could interfere with the Company's ability to operate efficiently and the Company may not be able to obtain the necessary materials and services from its third-party providers, mainly raw materials and transportation.

         The Company believes it is taking reasonable steps to prevent major interruptions in its business resulting from Year 2000 related issues. However, potential sources of risk specific to the Company are mainly external (third-party providers and customers)and include, but are not limited to, the inability of principal suppliers or customers to be Year 2000 compliant. The Company has analyzed various worst case scenarios as it relates to the Year 2000 issue. Its principal exposure relates to the failure of a third-party provider to be Year 2000 compliant, such as a critical raw material supplier, a utility supplier or transportation company. The Company has contingency plans in place to address failures of certain critical suppliers primarily through additional storage for critical raw materials and finished goods as well as identifying and qualifying alternate raw material suppliers. However, the Company's ability to address other failures such as loss of power or lack of transportation is limited. Accordingly, a failure of certain critical third-party providers could have a material adverse impact on the Company.

         The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to achieving material Year 2000 compliance include the Company's ability to discover and correct potential Year 2000 sensitive and critical problems which could have a serious impact on the Company and the ability of suppliers and customers which may have a material impact on the Company to bring their systems into Year 2000 compliance.

Euro Conversion

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Quaker is exposed to the impact of interest rates, foreign currency fluctuations, and changes in commodity prices.

         Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. All of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements on Pages 16 and 27, respectively, of the Registrant's 1998 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the 1998 Form 10-K. Accordingly, if interest rates rise significantly the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of September 30, 1999, Quaker had $6,063 in short-term borrowings.

         Foreign Exchange Risk. A significant portion of Quaker's revenues and earnings are generated by its non-U.S. operations of its foreign subsidiaries. Incorporated by reference is the information concerning Quaker's non-U.S. activities appearing in Note 11 of the Notes to Consolidated Financial Statements on Page 29 of the Registrant's 1998 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the 1998 Form 10-K. All such subsidiaries use the local currency as their functional currency. Accordingly, Quaker's financial results are affected by risks typical of international business such as currency fluctuations, particularly between the U.S. dollar, the Brazilian real and the Dutch guilder (and the E.U. euro). As exchange rates vary, Quaker's results can be materially adversely affected.

         In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was not material, and there are no contracts or options outstanding at September 30, 1999. Incorporated by reference is the information concerning Quaker's Significant Accounting Policies appearing in Note 1 of the Notes to Consolidated Financial Statements on Page 23 of the Registrant's 1998 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the Form 10-K.

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

         Such risks and uncertainties include, but are not limited to, those disclosed under the heading "Year 2000 Readiness Disclosure," significant increases in raw material costs, worldwide economic and political conditions, and foreign currency fluctuations that may affect worldwide results of operations. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance or durable goods manufacturers.

PART II. OTHER INFORMATION

         Items 1,2,3,4, and 5 are inapplicable and have been omitted.

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



                         QUAKER CHEMICAL CORPORATION
                         ---------------------------
                                 (Registrant)


                         /s/ Michael F. Barry
                         ---------------------------
                         Michael F. Barry, officer duly
                         authorized to sign this report,
                         Vice President and Chief Financial Officer


Date: November 12, 1999
      -----------------