Form 10-K405
period 1999-12-31
QUAKER CHEMICAL CORP
filed 2000-03-30
CIK 81362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each Exchange on
             Title of each class                which registered
         -----------------------------      ------------------------
         Common Stock, $1.00 par value       New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on March 10, 2000):
$123,361,315.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 8,803,470 shares of Common Stock, $1.00 Par Value, as of March 10, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated into Parts I and II.

(2) Portions of the Registrant's definitive Proxy Statement dated March 30, 2000 in connection with the Annual Meeting of Shareholders to be held on May 10, 2000 are incorporated into Part III.

The exhibit index is located on page 16.

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

Item 1.  Business.

General Description

     Quaker develops, produces, and markets a broad range of formulated chemical specialty products for various heavy industrial and manufacturing applications and, in addition, offers and markets chemical management services. Quaker's principal products and services include: (i) rolling lubricants (used by manufacturers of steel in the hot and cold rolling of steel and by manufacturers of aluminum in the cold rolling of aluminum); (ii) corrosion preventives (used by steel and metalworking customers to protect metal during manufacture, storage, and shipment); (iii) metal finishing compounds (used to prepare metal surfaces for special treatments such as galvanizing and tin plating and to prepare metal for further processing); (iv) machining and grinding compounds (used by metalworking customers in cutting, shaping, and grinding metal parts which require special treatment to enable them to tolerate the manufacturing process); (v) forming compounds (used to facilitate the drawing and extrusion of metal products); (vi) paper production products (used as defoamers, release agents, softeners, debonders, and dispersants); (vii) hydraulic fluids (used by steel, metalworking, and other customers to operate hydraulically activated equipment); (viii) products for the removal of hydrogen sulfide in various industrial applications; (ix) chemical milling maskants for the aerospace industry and temporary and permanent coatings for metal products; (x) construction products such as flexible sealants and protective coatings for various applications; and (xi) programs to provide chemical management services.

     A substantial portion of Quaker's sales worldwide are made directly through its own sales force with the balance being handled through distributors and agents. Quaker sales persons visit the plants of customers regularly and, through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker's existing products or by applying new formulations developed in Quaker's laboratories. In 1999, certain products were also sold in Canada and Korea by exclusive licensees under long-term royalty agreements. Generally, separate manufacturing facilities of a single customer are served by different sales personnel.

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

Major Customers and Markets

     During 1999, Quaker's five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 14.0% of its consolidated net sales with the largest of these customers accounting for approximately 3.3% of consolidated net sales. Furthermore, a significant portion of Quaker's revenues are realized from the sale of process fluids to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers.

 Raw Materials

     Quaker uses over 500 raw materials, including mineral oils, fats and fat derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of organic and inorganic compounds. In 1999, only one raw material accounted for as much as 10% of the total cost of

Quaker's raw material purchases. Many of the raw materials used by Quaker are "commodity" chemicals, and, therefore, Quaker's earnings can be affected by market changes in raw material prices. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business. Reference is made to disclosure contained in Item 7A of this Report.

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

Research and Development--Laboratories

     Quaker's research and development laboratories are directed primarily toward applied research and development since the nature of Quaker's business requires continuing modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Incorporated by reference is the information contained under the caption "Research and Development Costs" appearing in Note 1 of Notes to Consolidated Financial Statements on page 22 of the Registrant's 1999 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

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

     Approximately 152 persons, of whom 104 have B. S. degrees or advanced degrees, are employed in Quaker's laboratories.

Number of Employees

     On December 31, 1999, Quaker's consolidated companies had 923 full-time employees of whom 396 were employed by the parent company and its U.S. subsidiaries and 527 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 247 people on December 31, 1999.

Product Classification

     Incorporated by reference is the information concerning product classification by markets served appearing in Note 11 of Notes to Consolidated Financial Statements on pages 28 and 29 of the Registrant's 1999 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Non-U.S. Activities

     Incorporated by reference is the information concerning non-U.S. activities appearing in Note 11 of Notes to Consolidated Financial Statements on pages 28 and 29 of the Registrant's 1999 Annual Report to Shareholders and under the caption "General" of the Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on page 17 of the aforementioned Annual Report, the incorporated portions of which are included as Exhibit 13 to this Report. Since significant revenues and earnings are generated by its non-U.S. operations, Quaker's financial results are affected by currency fluctuations, particularly between the U.S. dollar, the Euro, the Dutch guilder, the Brazilian real, and other foreign currencies, and the impact of those currency fluctuations on the underlying economies. Reference is made to disclosure contained in Item 7A of this Report.

Item 2.  Properties.

     Quaker's principal facilities in the United States are located in Conshohocken, Pennsylvania and Detroit, Michigan. Quaker's non-U.S. subsidiaries own facilities in Woodchester, England; Uithoorn, The Netherlands; Villeneuve, France; and Santa Perpetua de Mogoda, Spain; and Rio de Janeiro, Brazil and lease small sales facilities in other locations. All of these facilities are owned mortgage free. Financing for the Technical Center in Conshohocken, Pennsylvania was arranged through the use of industrial revenue and development bonds with an outstanding balance at December 31, 1999 of $5 million.

     Quaker's aforementioned facilities consist of various manufacturing, administrative, warehouse, and laboratory buildings. Substantially all of the buildings are of fire-resistant construction and are equipped with sprinkler systems. All facilities are primarily of masonry and/or steel construction and are adequate and suitable for Quaker's present operations. The Company has a program to identify needed capital improvements which will be implemented as management considers necessary or desirable. Most locations have various numbers of raw material storage tanks ranging from 7 to 66 having a capacity from 1,000 to 82,000 gallons each and processing or manufacturing vessels ranging in capacity from 15 to 16,000 gallons each. Manufacturing and warehouse facilities located in Conshohocken, Pennsylvania, were closed in 1996.

     In order to facilitate compliance with applicable federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent environmental experts, as well as ongoing inspections by on-site personnel. Such inspections are addressed to operational matters, record keeping, reporting requirements, and capital improvements. In 1999, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $1.7 million.

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

Item 3.  Legal Proceedings.

     The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and federal and state agencies relating to various matters including environmental matters, none of which is expected to result in monetary sanctions in an amount or in an award that would have a material adverse effect on the Company's results of operations or financial condition. For information concerning pending asbestos-related cases against a non-operating subsidiary and amounts accrued associated with certain environmental investigatory and noncapital remediation costs, refer to Note 13 of Notes to Consolidated Financial Statements which appears on page 30 in the Registrant's 1999 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the last quarter of the period covered by this Report.

Item 4(a).  Executive Officers of the Registrant.

                                                                             Year First
                                                                             Elected as
                                                                            an Executive
   Name                            Office (since)                    Age      Officer
   ----                            --------------                    ---      -------
Ronald J. Naples          Chairman of the Board (1997),              54         1995
                          Chief Executive Officer (1995)

Joseph W. Bauer           President and Chief                        57         1998
                          Operating Officer (1998)

Michael F. Barry          Vice President, Chief Financial            41         1998
                          Officer and Treasurer (1998)

Jose Luiz Bregolato       Vice President-South America               54         1993
                          (1993)

Ian F. Clark              Global Industry Leader-                    55         1999
                          Steel/Fluid Power (1999),
                          Vice President (1999)

James A. Geier            Vice President-Human                       44         1997
                          Resources (1997)

Daniel S. Ma              Vice President-Asia/Pacific                59         1995
                          (1995)

Marcus C. J. Meijer       Senior Vice President and                  52         1990
                          Global Industry Leader-
                          Metalworking/CMS (1999),
                          Vice President-Europe (1990)

Joseph F. Virdone         Vice President-Metalworking                55         1996
                          Americas and Global CMS (1999),
                          Vice President-U.S. Commercial
                          Operations (1996)

         Messrs. Bregolato, Ma, and Meijer have served as officers of the Registrant for more than the past five years. Prior to his election as President and Chief Executive Officer, effective October 2, 1995, Mr. Naples served as Chairman of the Board and Chief Executive Officer of Hunt Manufacturing Company until April 6, 1995, a position held for over five years. Mr. Naples was elected Chairman of the Board of the Registrant in 1997. Mr. Naples has been a Director of the Registrant since 1988. Prior to his election as an officer of the Registrant in July 1996, Mr. Virdone served as Industry Manager-Steel from 1994 to 1996. Prior to his election as an officer of the Registrant in November 1997, Mr. Geier was employed by Rhone-Poulenc Rorer Pharmaceuticals, Inc., where he held a variety of human resources positions. Prior to his election as an officer of the Registrant in March 1998, Mr. Bauer was employed by M. A. Hanna since 1992 and served as President of M. A. Hanna Color Division from 1996 to 1998 and President of PMS Consolidated from 1992 to 1995. Prior to his election as an officer of Registrant in November 1998, Mr. Barry was employed by Lyondell (formerly ARCO Chemical) where he held the position of Business Director for its Urethanes business throughout the Americas from 1997 to 1998 and where he also held a variety of finance and business positions from 1988 to 1997. Prior to his election as an officer of Registrant in March 1999, Mr. Clark was employed by Ciba Specialty Chemicals Corporation where he held the position of Vice President-Sales and Marketing, U.S. Pigments Division, from 1990 to 1998 and, in addition, was General Manager for one of its global pigment segments from 1996 to 1998.

     There is no family relationship between the Registrant and any of the Registrant's Executive Officers. Each officer is elected for a term of one year.

                                     PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.

     Incorporated by reference is the information appearing under the caption "Stock Market and Related Security Holder Matters" on page 34 of the Registrant's 1999 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 6.  Selected Financial Data.

     Incorporated by reference is the information appearing under the caption "Eleven-Year Financial Information" on pages 32 and 33 of the Registrant's 1999 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Incorporated by reference is the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 and 17 of the Registrant's 1999 Annual Report to

Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Quaker is exposed to the impact of interest rates, foreign currency fluctuations, and changes in commodity prices.

     Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements on pages 16 and 26, respectively, of the Registrant's 1999 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to this Report. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of December 31, 1999, Quaker had $331,000 in short-term borrowings.

     Foreign Exchange Risk. A significant portion of Quaker's revenues and earnings are generated by its non-U.S. operations of its foreign subsidiaries. Incorporated by reference is the information concerning Quaker's non-U.S. activities appearing in Note 11 of the Notes to Consolidated Financial Statements on pages 28 and 29 of the Registrant's 1999 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to this Report. All such subsidiaries use the local currency as their functional currency. Accordingly, Quaker's financial results are affected by risks typical of international business such as currency fluctuations, particularly between the U.S. dollar and the E.U. euro. As exchange rates vary, Quaker's results can be materially adversely affected.

     In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was immaterial, and there are no contracts or options outstanding at December 31, 1999. Incorporated by reference is the information concerning Quaker's Significant Accounting Policies appearing in Note 1 of the Notes to Consolidated Financial Statements on page 22 of the Registrant's 1999 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to this Report.

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

Item 8.  Financial Statements and Supplementary Data.

     Incorporated by reference is the information appearing on pages 18 through 34 of the Registrant's 1999 Annual Report to Shareholders, the incorporated portions of which are included as Exhibit 13 to this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference is the information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" contained in the Registrant's definitive Proxy Statement to be filed no later than 120 days after the close of its fiscal year ended December 31, 1999 (the "2000 Proxy Statement") and the information appearing in Item 4(a) on pages 6 and 7 of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Based solely on the Company's review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended, and written representations of the Company's officers and directors, the Company believes that all reports required to be filed pursuant to the 1934 Act with respect to transactions in the Company's Common Stock through December 31, 1999 were filed on a timely basis.

Item 11. Executive Compensation.

     Incorporated by reference is the information beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation/Management Development Committee Report on Executive Compensation" contained in the Registrant's 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference is the information beginning immediately following the caption "Security Ownership of Certain Beneficial Owners and Management" to, but not including, the caption "Election of Directors" contained in the Registrant's 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     No information is required to be provided in response to this Item 13.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Exhibits and Financial Statement Schedules

          1. Financial Statements

                    The following is a list of the Financial Statements and
               related documents which have been incorporated by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999, as set forth in Item 8:

                         Consolidated Statement of Operations

                         Consolidated Balance Sheet

                         Consolidated Statement of Cash Flows

                         Consolidated Statement of Shareholders' Equity

                         Notes to Consolidated Financial Statements

                         Management's Responsibility for Financial Reporting

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

               3(b)-- By-Laws as amended through May 6, 1998. Incorporated by reference to Exhibit 3(b) as filed by Registrant with Form 10-K for the year 1998.

               4--Shareholder Rights Plan dated February 7, 1990. Incorporated by reference to Form 8-K as filed by the Registrant on February 20, 1990.

               4(a)--Shareholder Rights Plan dated March 6, 2000. Incorporated by reference to Form 8-K as filed by the Registrant on March 7, 2000.

               10(a)--Long-Term Performance Incentive Plan as approved May 5,
                    1993. Incorporated by reference to Exhibit 10(a) as filed by the Registrant with Form 10-K for the year 1993.

               10(h)--Documents constituting employment contract by and be-
                    tween Quaker Chemical Europe B.V. and M. C. J. Meijer dated January 1, 1991. Incorporated by reference to Exhibit 10(h) as filed by Registrant with Form 10-K for the year 1993.

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

               10(o)--Amendment No. 1 to Employment Agreement dated January 1,
                    1997 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(o) as filed by Registrant with Form 10-K for the year 1997.

               10(p)--Amendment No. 1 to 1995 Naples Restricted Stock Plan and
                    Agreement dated January 21, 1998 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(p) as filed by Registrant with Form 10-K for the year 1997.

               10(q)--Employment Agreement by and between Registrant and Joseph
                    F. Virdone dated July 17, 1996. Incorporated by reference to
                    Exhibit 10(q) as filed by Registrant with Form 10-K for the year 1997.

               10(r)--Employment Agreement by and between Registrant and James
                    A. Geier dated November 5, 1997. Incorporated by reference to Exhibit 10(r) as filed by Registrant with Form 10-K for the year 1997.

               10(s)--Employment Agreement by and between Registrant and Joseph
                    W. Bauer dated March 9, 1998. Incorporated by reference to
                    Exhibit 10(s) as filed by Registrant with Form 10-K for the year 1997.

               10(t)--Employment Agreement by and between Registrant and Ronald
                    J. Naples dated March 11, 1999. Incorporated by reference to
                    Exhibit 10(t) as filed by Registrant with Form 10-K for the year 1998.

               10(u)--Employment Agreement by and between Registrant and Michael
                    F. Barry dated November 30, 1998. Incorporated by reference to Exhibit 10(u) as filed by Registrant with Form 10-K for the year 1998.

               10(v)--Employment Agreement by and between Registrant and Ian F.
                    Clark dated March 15, 1999. Incorporated by reference to
                    Exhibit 10(v) as filed by Registrant with Form 10-K for the year 1998.

               10(w)--Change in Control Agreement by and between Registrant and
                    Joseph W. Bauer dated February 1, 1999. Incorporated by reference to Exhibit 10(w) as filed by Registrant with Form 10-K for the year 1998.

               10(x)--Change in Control Agreement by and between Registrant and
                    Michael F. Barry dated November 30, 1998. Incorporated by reference to Exhibit 10(x) as filed by Registrant with Form 10-K for the year 1998.

               10(y)--Change in Control Agreement by and between Registrant and
                    Jose Luiz Bregolato dated January 6, 1999. Incorporated by reference to Exhibit 10(y) as filed by Registrant with Form 10-K for the year 1998.

               10(z)--Change in Control Agreement by and between Registrant and
                    James A. Geier dated January 15, 1999. Incorporated by reference to Exhibit 10(z) as filed by Registrant with Form 10-K for the year 1998.

               10(aa)--Change in Control Agreement by and between Registrant and
                    Daniel S. Ma dated January 15, 1999. Incorporated by reference to Exhibit 10(aa) as filed by Registrant with Form 10-K for the year 1998.

               10(bb)--Change in Control Agreement by and between Registrant and
                    Joseph F. Virdone dated December 21, 1998. Incorporated by reference to Exhibit 10(bb) as filed by Registrant with Form 10-K for the year 1998.

               10(cc)--Change in Control Agreement by and between Registrant and
                    Ian F. Clark dated March 15, 1999. Incorporated by reference to Exhibit 10(cc) as filed by Registrant with Form 10-K for the year 1998.

               10(dd)--1999 Long-Term Performance Incentive Plan as approved May
                    12, 1999, effective January 1, 1999.

               10(ee)--Employment Agreement by and between Registrant and Marcus
                    C. J. Meijer dated September 28, 1999.

               10(ff)--Deferred Compensation Plan as adopted by the Registrant dated December 17, 1999, effective July 1, 1997.

               10(gg)--Supplemental Retirement Income Program adopted by the
                    Registrant on November 6, 1984, as amended November 8, 1989.

               13 -- Portions of the 1999 Annual Report to Shareholders incorporated by reference.

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

                                                QUAKER CHEMICAL CORPORATION
                                                ---------------------------
                                                       Registrant

Date:  March 22, 2000                           By: /s/ Ronald J. Naples
                                                ---------------------------
                                                Ronald J. Naples
                                                Chairman of the Board and Chief
                                                Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                            Capacity                              Date
----------                            --------                              ----

/s/ Ronald J. Naples                  Principal Executive Officer       March 22, 2000
--------------------------------      and Director
Ronald J. Naples
Chairman of the Board and Chief
Executive Officer


/s/ Michael F. Barry                  Principal Financial Officer       March 22, 2000
--------------------------------
Michael F. Barry
Vice President, Chief Financial
Officer, and Treasurer


/s/ Joseph B. Anderson, Jr.           Director                          March 22, 2000
--------------------------------
Joseph B. Anderson, Jr.


                                      Director                          March __, 2000
--------------------------------
Patricia C. Barron


/s/ Peter A. Benoliel                 Director                          March 22, 2000
--------------------------------
Peter A. Benoliel


/s/ Donald R. Caldwell                Director                          March 22, 2000
--------------------------------
Donald R. Caldwell


/s/ Robert E. Chappell                Director                          March 22, 2000
--------------------------------
Robert E. Chappell


/s/ William R. Cook                   Director                          March 22, 2000
--------------------------------
William R. Cook


                                      Director                          March __, 2000
--------------------------------
Edwin J. Delattre


/s/ Robert P. Hauptfuhrer             Director                          March 22, 2000
--------------------------------
Robert P. Hauptfuhrer


/s/ Robert H. Rock                    Director                          March 22, 2000
--------------------------------
Robert H. Rock

                                  EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------
  10(dd)               1999 Long-Term Performance Incentive Plan approved May 12, 1999, effective January 1,
                       1999.

  10(ee)               Employment Agreement by and between Registrant and Marcus C. J. Meijer dated September
                       28, 1999.

  10(ff)               Deferred Compensation Plan as adopted by the Registrant dated December 17, 1999, effective July 1, 1997.

  10(gg)               Supplemental Retirement Income Program adopted by the Registrant on November 6, 1984, as amended November 8, 1989.

  13                   Portions of the 1999 Annual Report to Shareholders Incorporated by Reference

  21                   Subsidiaries and Affiliates of the Registrant

  23                   Consent of Independent Accountants

  27                   Financial Data Schedule
