Form 10-Q
period 2000-03-31
QUAKER CHEMICAL CORP
filed 2000-05-02
CIK 81362

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             -----------------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________to____________

                          Commission file number 0-7154
                                                 ------

                           QUAKER CHEMICAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Pennsylvania                              23-0993790
     -------------------------------                 -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

         Elm and Lee Streets, Conshohocken, Pennsylvania     19428-0809
         -----------------------------------------------     ----------
            (Address of principal executive offices)         (Zip Code)

         Registrant's telephone number, including area code 610-832-4000
                                                            ------------

                                 Not Applicable
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

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

Number of Shares of Common Stock Outstanding on April 24, 2000         8,805,639

            QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Consolidated Balance Sheet at March 31, 2000 (unaudited) and December 31, 1999

          Condensed Consolidated Statement of Income for the three months ended March 31, 2000 and 1999 (unaudited)

          Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited)

          Notes to Condensed Consolidated Financial Statements (unaudited)


                               * * * * * * * * * *

                           Quaker Chemical Corporation

                      Condensed Consolidated Balance Sheet


                                                                       March 31,        December 31,
                                                                         2000              1999*
                                                                      -----------       ------------
                                                                      (Unaudited)
                                                                          (dollars in thousands)
ASSETS

Current assets
                Cash and cash equivalents                               $   9,379       $   8,677
                Accounts receivable                                        55,024          55,132
                Inventories
                              Raw materials and supplies                   11,524          12,140
                              Work-in-process and finished goods           10,814          11,217
                Prepaid expenses and other current assets                   8,362           9,075
                                                                        ---------       ---------
                              Total current assets                         95,103          96,241

Property, plant and equipment, at cost                                    108,095         108,924
                Less accumulated depreciation                              64,069          64,172
                                                                        ---------       ---------
                              Total property, plant and equipment          44,026          44,752
Intangible assets                                                          15,747          15,994
Investments in associated companies                                         5,879           5,773
Other assets                                                               19,494          19,453
                                                                        ---------       ---------
                                                                        $ 180,249       $ 182,213
                                                                        =========       =========
LIABILITIES  AND SHAREHOLDERS' EQUITY

Current liabilities
                Short-term borrowings                                   $   1,045       $     431
                Accounts and other payable                                 25,297          24,092
                Accrued compensation                                        5,196           8,749
                Other current liabilities                                  11,793          11,385
                                                                        ---------       ---------
                              Total current liabilities                    43,331          44,657
Long-term debt                                                             25,134          25,122
Other noncurrent liabilities                                               23,536          23,117
                                                                        ---------       ---------
                              Total liabilities                            92,001          92,896
Minority interest in equity of subsidiaries                                 8,589           8,118

SHAREHOLDERS' EQUITY
                Common stock $1 par value; authorized
                              30,000,000 shares; issued (including
                              treasury shares) 9,664,009 shares             9,664           9,664
                Capital in excess of par value                                802             832
                Retained earnings                                          96,309          93,655
                Accumulated other comprehensive (loss)                    (13,750)        (11,378)
                                                                        ---------       ---------
                                                                           93,025          92,773
                Treasury stock, shares held at cost;
                              2000-858,370, 1999-729,986                  (13,366)        (11,574)
                                                                        ---------       ---------
                              Total shareholders' equity                   79,659          81,199
                                                                        ---------       ---------
                                                                        $ 180,249       $ 182,213
                                                                        =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Condensed from audited financial statements.

                           Quaker Chemical Corporation

                   Condensed Consolidated Statement of Income
                       For the Three Months Ended March 31

                                                           First Quarter
                                                  -----------------------------
                                                      2000               1999
                                                  -----------       -----------
                                                            Unaudited
                                                     (dollars in thousands,
                                                      except per share data)

Net sales                                         $    65,002       $    60,902
    Cost of goods sold                                 37,114            33,804
                                                  -----------       -----------
Gross Margin                                           27,888            27,098
    Selling, general and administrative                21,636            22,123
                                                  -----------       -----------
Operating income                                        6,252             4,975

Other income, net                                         729               291
Interest expense, net                                    (290)             (453)
                                                  -----------       -----------
Income before taxes                                     6,691             4,813

Taxes on income                                         2,074             1,925
                                                  -----------       -----------
                                                        4,617             2,888
Equity in net income of associated
    companies                                             267               232
Minority interest in net income of
    subsidiaries                                         (513)             (122)
                                                  -----------       -----------
Net income                                        $     4,371       $     2,998
                                                  ===========       ===========
Per share data:
    Net income - basic and diluted                $      0.49       $      0.34
    Dividends declared                            $     0.195       $      0.19

    Based on weighted average number of
        shares outstanding:
         Basic                                      8,862,735         8,898,495
         Diluted                                    8,928,394         8,945,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Quaker Chemical Corporation

                 Condensed Consolidated Statement of Cash Flows
                       For the Three Months Ended March 31


                                                                                     2000           1999
                                                                                   --------       --------
                                                                                          Unaudited
                                                                                    (dollars in thousands)
Cash flows from operating activities
  Net income                                                                       $  4,371       $  2,998
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                    1,295          1,340
      Amortization                                                                      285            266
      Equity in net income of associated companies                                     (267)          (232)
      Minority interest in earnings of subsidiaries                                     513            123
      Deferred compensation and other postretirement benefits                           350            260
      Other, net                                                                        (88)            93
  Increase (decrease) in cash from changes in current assets and liabilities:
      Accounts receivable, net                                                         (899)        (2,564)
      Inventories                                                                       741          1,417
      Prepaid expenses and other current assets                                        (323)        (1,641)
      Accounts payable and accrued liabilities                                         (455)        (3,145)
      Change in repositioning liabilities                                               (30)        (1,496)
                                                                                   --------       --------
        Net cash provided by (used in) operating activities                           5,493         (2,581)
                                                                                   --------       --------
Cash flows from investing activities
    Investments in property, plant and equipment                                     (1,198)        (1,470)
    Other, net                                                                           --           (409)
                                                                                   --------       --------
        Net cash used in investing activities                                        (1,198)        (1,879)
                                                                                   --------       --------
Cash flows from financing activities
    Net increase in short-term borrowings                                               612          5,654
    Dividends paid                                                                   (1,741)        (1,693)
    Treasury stock repurchased                                                       (1,961)            --
    Other, net                                                                          148            363
                                                                                   --------       --------
        Net cash (used in) provided by financing activities                          (2,942)         4,324
                                                                                   --------       --------
Effect of exchange rate changes on cash                                                (651)        (1,118)
                                                                                   --------       --------
    Net increase (decrease) in cash and cash equivalents                                702         (1,254)
    Cash and cash equivalents at beginning of period                                  8,677         10,213
                                                                                   --------       --------
    Cash and cash equivalents at end of period                                     $  9,379       $  8,959
                                                                                   ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Quaker Chemical Corporation
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)

Note 1 - Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2000 presentation. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report to Shareholders and Form 10-K for the year ended December 31, 1999.

Note 2 - Weighted Average Shares Outstanding

                                       Three Months Ended
                                             March 31
                                  ---------------------------
                                    Basic            Diluted
                                  ---------         ---------
          2000                    8,862,735         8,928,394
          1999                    8,898,495         8,945,019

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

The table below presents information about the reported segments for the three months ending March 31:

                             Metalworking                 Other
                               Process                   Chemical
                              Chemicals     Coatings     Products        Total
                             ------------   --------     --------       -------
2000
     Net Sales                 $58,249       $3,973      $ 2,780        $65,002
     Operating Income           14,076        1,031          (25)        15,082

1999
     Net Sales                 $53,382       $4,136      $ 3,384        $60,902
     Operating Income           12,136        1,326          155         13,617

Operating income comprises revenue less related costs and expenses. Non-operating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes, for the three months ended March 31 is as follows:

                                                           2000           1999
                                                         -------        -------
Total operating income for reportable segments           $15,082        $13,617
Non-operating expenses                                    (7,250)        (7,036)
Depreciation and amortization                             (1,580)        (1,606)
Interest expense                                            (478)          (543)
Interest income                                              188             90
Other income, net                                            729            291
                                                        --------        -------
Consolidated income before taxes                         $ 6,691        $ 4,813
                                                        ========        =======

Note 4 - Comprehensive Income

The following table summarizes comprehensive income for the three months ended March 31:

                                                         2000            1999
                                                       -------         --------
Net income                                             $ 4,371         $  2,998
Foreign currency translation adjustments                (2,372)         (10,207)
                                                       -------         --------
Comprehensive income (loss)                            $ 1,999         $ (7,209)
                                                       =======         ========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Net cash flows provided by operating activities was $5.5 million in the first three months of 2000 compared to cash flows used in operating activities of $2.6 million in the same period of 1999. The increase was primarily due to higher net income.

     Net cash flows used in investing activities decreased to $1.2 million in 2000 from $1.9 million in 1999, primarily reflecting lower spending in property, plant and equipment.

     Net cash flows used in financing activities was $2.9 million for the first quarter of 2000 compared with net cash flows provided of $4.3 million for the same period of prior year, primarily due to approximately $2.0 million associated with the Company's stock repurchase plan and a $5.0 million reduction in short-term borrowings.

Operations

Comparison of First Quarter 2000 with First Quarter 1999

     Consolidated net sales for the first three months of 2000 increased by approximately seven percent over 1999 results, primarily due to metalworking and process chemicals revenues in Brazil, and increased demand in the steel chemicals market in the US and Europe. This increase was impacted by reductions in the Europe region due to foreign currency translation, and lower coatings segment revenues.

     Cost of sales increased as a percent of sales as a result of raw material increases and product mix changes in non-core business lines.

     Minority interest was significantly higher in the first quarter 2000 compared with the same period last year, due to higher net income from our joint venture in Brazil. Lower interest expense in 2000 compared with 1999 reflects lower overall short-term borrowings and increased interest income. Other income reflects increased license revenue and lower foreign exchange losses in Europe in 2000 versus 1999.

     The effective tax rate for 2000 is 31% compared with 40% in 1999. The decrease in the effective tax rate is primarily due to the implementation of several global tax planning initiatives, the most significant of which is related the Company's net operating loss carryforward position in Brazil. The impact of the tax planning initiatives in Brazil are being magnified as these operations become more profitable. The estimated tax rate for the year 2000 is dependent on many factors, including but not limited to the profitability of the Company's foreign operations.

Other Significant Items:

     During the first quarter of 2000 the Company began to perform a comprehensive review of the strategic position of certain individual business units and related assets, which may result in the consolidation or sale of certain assets. In connection with this study, the Company will assess the carrying value of certain tangible assets and goodwill, with the possible outcome being a write-down of selected assets. The Company expects to substantially complete its study by the third quarter of 2000.

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

     Such risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions, and foreign currency fluctuations that may affect worldwide results of operations. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance or durable good manufacturers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Quaker is exposed to the impact of interest rates, foreign currency fluctuations, and changes in commodity prices.

     Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relate primarily to its short and long-term debt. Most of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements on Pages 16 and 26, respectively, of the Registrant's 1999 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the 1999 Form 10-K. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of March 31, 2000, Quaker had $1.0 million in short-term borrowings.

     Foreign Exchange Risk. A significant portion of Quaker's revenues and earnings are generated by its non-U.S. operations of its foreign subsidiaries. Incorporated by reference is the information concerning Quaker's non-U.S. activities appearing in Note 11 of the Notes to Consolidated Financial Statements on Page 28 and 29 of the Registrant's 1999 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the 1999 Form 10-K. All such subsidiaries use the local currency as their functional currency. Accordingly, Quaker's financial results are affected by risks typical of international business such as currency fluctuations, particularly between the U.S. dollar, the Brazilian real and the E.U. euro. As exchange rates vary, Quaker's results can be materially adversely affected.

     In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was not material, and there are no contracts or options outstanding at March 31, 2000. Incorporated by reference is the information concerning Quaker's Significant Accounting Policies appearing in Note 1 of the Notes to Consolidated Financial Statements on Page 22 of the Registrant's 1999 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the Form 10-K.

     Commodity Price Risk. Many of the raw materials used by Quaker are commodity chemicals, and, therefore, Quaker's earnings can be materially adversely affected by market changes in raw material prices. In certain cases, Quaker has entered into fixed-price purchase contracts having a term of up to one year. These contracts provide for protection to Quaker if the price for the contracted raw materials rises, however, in certain limited circumstances, Quaker will not realize the benefit if such prices decline. Quaker has not been, nor is it currently a party to, any derivative financial instrument relative to commodities.

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


                                 QUAKER CHEMICAL CORPORATION
                                 ---------------------------
                                         (Registrant)


                                 /s/ Michael F. Barry
                                     ------------------------------------------
                                     Michael F. Barry, officer duly
                                     authorized to sign this report,
                                     Vice President and Chief Financial Officer


Date: May 2, 2000
      -----------