Form 10-Q
period 2000-06-30
QUAKER CHEMICAL CORP
filed 2000-08-14
CIK 81362

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________to____________

                          Commission file number 0-7154
                                                 ------

                           QUAKER CHEMICAL CORPORATION
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Pennsylvania                            23-0993790
   -------------------------------            ---------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification No.)

          Elm and Lee Streets, Conshohocken, Pennsylvania 19428 - 0809
        -----------------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

         Registrant's telephone number, including area code 610-832-4000
                                                            ------------

                                  Not Applicable
                        --------------------------------
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

         Number of Shares of Common Stock
         Outstanding on July 31, 2000                  8,820,173

            QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at June 30, 2000 (unaudited) and December 31, 1999

          Condensed Consolidated Statement of Income for the Three and Six Months ended June 30, 2000 and 1999 (unaudited)

          Condensed Consolidated Statement of Cash Flows for the Six Months ended June 30, 2000 and 1999 (unaudited)

          Notes to Condensed Consolidated Financial Statements (unaudited)



                               * * * * * * * * * *

                           Quaker Chemical Corporation

                      Condensed Consolidated Balance Sheet

                                                                                       (dollars in thousands)


                                                                                      June 30,
                                                                                        2000        December 31,
                                                                                    (Unaudited)        1999*
                                                                                     ---------      ------------
ASSETS

Current assets
                Cash and cash equivalents                                            $  14,932       $   8,677
                Accounts receivable                                                     58,529          55,132
                Inventories
                              Raw materials and supplies                                11,521          12,140
                              Work-in-process and finished goods                         9,922          11,217
                Prepaid expenses and other current assets                                8,865           9,075
                                                                                     ---------       ---------
                              Total current assets                                     103,769          96,241
                                                                                     ---------       ---------

Property, plant and equipment, at cost                                                 107,269         108,924
                Less accumulated depreciation                                           64,146          64,172
                                                                                     ---------       ---------
                              Total property, plant and equipment                       43,123          44,752
Intangible assets                                                                       18,749          15,994
Investments in associated companies                                                      6,147           5,773
Other assets                                                                            19,482          19,453
                                                                                     ---------       ---------
                                                                                     $ 191,270       $ 182,213
                                                                                     =========       =========

LIABILITIES  AND SHAREHOLDERS' EQUITY

Current liabilities
                Short-term borrowings                                                $     398       $     431
                Accounts and other payables                                             25,456          24,092
                Accrued compensation                                                     7,054           8,749
                Other current liabilities                                               18,597          11,385
                                                                                     ---------       ---------
                              Total current liabilities                                 51,505          44,657
Long-term debt                                                                          25,124          25,122
Other noncurrent liabilities                                                            24,185          23,117
                                                                                     ---------       ---------
                              Total liabilities                                        100,814          92,896
                                                                                     ---------       ---------

Minority interest in equity of subsidiaries                                              8,968           8,118
                                                                                     ---------       ---------

Shareholders' Equity
                Common stock $1 par value; authorized
                              30,000,000 shares; issued (including
                              treasury shares) 9,664,009 shares                          9,664           9,664
                Capital in excess of par value                                             794             832
                Retained earnings                                                       99,261          93,655
                Accumulated other comprehensive (loss)                                 (14,986)        (11,378)
                                                                                     ---------       ---------
                                                                                        94,733          92,773
                Treasury stock, shares held at cost;
                              2000-851,690, 1999-729,986                               (13,245)        (11,574)
                                                                                     ---------       ---------
                              Total shareholders' equity                                81,488          81,199
                                                                                     ---------       ---------
                                                                                     $ 191,270       $ 182,213
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

                           Quaker Chemical Corporation

                   Condensed Consolidated Statement of Income
                          For the period ended June 30,

                                                                         Unaudited
                                                       (dollars in thousands, except per share data)


                                                     Three Months                         Six Months
                                             -----------------------------       -----------------------------
                                                 2000              1999             2000              1999
                                             -----------       -----------       -----------       -----------
Net sales                                    $    67,267       $    64,025       $   132,269       $   124,927

    Cost of goods sold                            38,039            35,829            75,153            69,633
                                             -----------       -----------       -----------       -----------

Gross margin                                      29,228            28,196            57,116            55,294

    Selling, general and
         administrative expenses                  22,208            21,795            43,844            43,918

Net gain on exit of businesses                    (1,473)              -              (1,473)              -
Litigation charge                                  1,500               -               1,500               -
                                             -----------       -----------       -----------       -----------

Operating income                                   6,993             6,401            13,245            11,376

Other income, net                                    638               561             1,367               852
Interest expense, net                               (322)             (485)             (612)             (938)
                                             -----------       -----------       -----------       -----------
Income before taxes                                7,309             6,477            14,000            11,290

Taxes on income                                    2,266             2,591             4,340             4,516
                                             -----------       -----------       -----------       -----------
                                                   5,043             3,886             9,660             6,774
Equity in net income of associated
    companies                                        404               264               671               496
Minority interest in net income of
    subsidiaries                                    (776)             (347)           (1,289)             (469)
                                             -----------       -----------       -----------       -----------

Net income                                   $     4,671       $     3,803       $     9,042       $     6,801
                                             ===========       ===========       ===========       ===========

Per share data:
    Net income - basic and diluted                 $0.53             $0.42             $1.02             $0.76
    Dividends declared                            $0.195             $0.19             $0.39             $0.38

    Based on weighted average number of
        shares outstanding:
         Basic                                 8,808,181         8,909,013         8,835,458         8,903,783
         Diluted                               8,873,810         8,955,452         8,901,102         8,950,264


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Quaker Chemical Corporation

                 Condensed Consolidated Statement of Cash Flows
                        For the Six Months ended June 30,

                                                                            Unaudited
                                                                      (dollars in thousands)
                                                                      -----------------------
                                                                        2000           1999
                                                                      --------       --------

Cash flows from operating activities
  Net income                                                          $  9,042       $  6,801
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                       2,511          2,629
      Amortization                                                         672            528
      Equity in net income of associated companies                        (671)          (496)
      Minority interest in earnings of subsidiaries                      1,289            469
      Deferred compensation and other postretirement benefits              786            422
      Litigation charge                                                  1,500            -
      Net gain on exit of businesses                                    (1,473)           -
      Other, net                                                            (5)          (109)
  Increase (decrease) in cash from changes in current assets and current liabilities:
      Accounts receivable, net                                          (5,718)        (4,372)
      Inventories                                                          993          1,208
      Prepaid expenses and other current assets                           (918)        (2,077)
      Accounts payable and accrued liabilities                           1,745         (1,153)
      Change in repositioning liabilities                                 (166)        (1,703)
                                                                      --------       --------
        Net cash provided by operating activities                        9,587          2,147
                                                                      --------       --------

Cash flows from investing activities
    Investments in property, plant and equipment                        (2,208)        (3,052)
    Proceeds from sale of business                                       5,200            -
    Other, net                                                            (219)          (602)
                                                                      --------       --------
        Net cash provided by (used in) investing activities              2,773         (3,654)
                                                                      --------       --------

Cash flows from financing activities
    Net (decrease) increase in short-term borrowings                       (24)         8,590
    Dividends paid                                                      (3,459)        (3,394)
    Treasury stock repurchased                                          (1,961)           -
    Other, net                                                             255            511
                                                                      --------       --------
        Net cash (used in) provided by financing activities             (5,189)         5,707
                                                                      --------       --------


Effect of exchange rate changes on cash                                   (916)        (3,801)
                                                                      --------       --------

    Net increase in cash and cash equivalents                            6,255            399
    Cash and cash equivalents at beginning of period                     8,677         10,213
                                                                      --------       --------
    Cash and cash equivalents at end of period                        $ 14,932       $ 10,612
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

Note 2 - Weighted Average Shares Outstanding

                     Three Months Ended                   Six Months Ended
                          June 30                             June 30
                ---------------------------          ---------------------------
                  Basic            Diluted             Basic            Diluted
                ---------         ---------          ---------         ---------
2000            8,808,181         8,873,810          8,835,458         8,901,102
1999            8,909,013         8,955,452          8,903,783         8,950,264


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

The table below presents information about the reported segments for the six months ending June 30:

                                            Metalworking                                  Other
                                              Process                                   Chemical
                                             Chemicals              Coatings            Products              Total
                                      --------------------------------------------------------------------------------------
2000
     Net sales                               $119,360                $8,453              $4,456              $132,269
     Operating
       income(loss)                            29,676                 2,215                (339)               31,552

1999
     Net sales                               $109,675                $8,920              $6,332              $124,927
     Operating income                          24,778                 2,908                 376                28,062


Operating income comprises revenue less related costs and expenses. Non-operating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes, for the six months ended June 30 is as follows:

                                                      2000             1999
                                                     -------         --------

Total operating income for
     reportable segments                             $31,552          $28,062
Non-operating expenses                               (15,097)         (13,529)
Net gain on exit of businesses                         1,473                -
Litigation charge                                     (1,500)               -
Depreciation and amortization                         (3,183)          (3,157)
Interest expense                                      (1,033)          (1,117)
Interest income                                          421              179
Other income, net                                      1,367              852
                                                     -------          -------

Consolidated income before taxes                     $14,000          $11,290
                                                     =======          =======

Note 4 - Comprehensive Income

The following table summarizes comprehensive income for the three months ended June 30:

                                               2000          1999
                                             -------       -------
Net income                                   $ 4,671       $ 3,803

Foreign currency translation adjustments      (1,236)       (3,315)
                                             -------       -------

Comprehensive income                         $ 3,435       $   488
                                             =======       =======


The following table summarizes comprehensive income (loss) for the six months ended June 30:

                                               2000          1999
                                             -------       -------
Net income                                   $ 9,042       $ 6,801

Foreign currency translation adjustments      (3,608)      (13,522)
                                             -------       -------

Comprehensive income (loss)                  $ 5,434       $(6,721)
                                             =======       =======

Note 5 - Other

     During the second quarter of 2000, the Company reached certain earn-out performance targets relating to its 1998 Brazilian joint venture acquisition. In accordance with the joint venture agreement, the Company recorded goodwill and a liability of $3.5 million for additional consideration to be paid as a result of meeting the performance targets. This amount was paid on August 7, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Net cash flows provided by operating activities were $9.6 million in the first six months of 2000 compared to cash flows provided by operating activities of $2.1 million in the same period of 1999. The increase was primarily due to higher operating income, as well as changes in several working capital items, primarily due to accounts payable and accrued liabilities, and a reduction in the change in repositioning liabilities.

     Net cash flows provided by investing activities increased to $2.8 million in the first six months of 2000 compared to cash flows used in investing activities of $3.7 million in the same period of 1999, primarily related to proceeds received from the sale of the U.S. pulp and paper business.

     Net cash flows used in financing activities were $5.2 million for the first six months of 2000 compared with net cash flows provided by financing activities of $5.7 million for the same period of the prior year. The net change of approximately $10.9 million was primarily due to a $8.6 million reduction in short-term borrowings and approximately $2.0 million associated with the Company's stock repurchase plan.

     During the second quarter of 2000, the Company reached certain earn-out performance targets relating to its 1998 Brazilian joint venture acquisition. In accordance with the joint venture agreement, the Company recorded goodwill and a liability of $3.5 million for additional consideration to be paid as a result of meeting the performance targets. This amount was paid on August 7, 2000.


Operations
Comparison of Six Months 2000 with Six Months 1999

     Consolidated net sales for the first six months of 2000 increased by approximately six percent over 1999 results. Sales would have shown an additional five percent increase absent the impact of foreign currency fluctuations experienced in 2000. The increase was primarily due to strong demand in metalworking process chemicals markets in all regions, particularly in Brazil. This increase was slightly offset by reductions in the coatings segment revenues, resulting from lower maskant sales related to lower aircraft production.

     Cost of sales increased as a percent of sales from 56 percent to 57 percent as a result of raw material increases and product mix changes in non-core business lines.

     Minority interest was significantly higher in the first six months of 2000 compared with the same period last year, due to higher net income from the joint ventures in Brazil and China. Lower interest expense in 2000 compared with 1999 reflects lower overall short-term borrowings and increased interest income. Other income reflects increased license revenue and increased rental income in 2000 versus 1999.

     The effective tax rate for 2000 is 31% compared with 40% in 1999. The decrease in the effective tax rate is primarily due to the implementation of several global tax planning initiatives, the most significant of which is related to the Company's net operating loss carryforward position in Brazil. The impact of the tax planning initiatives in Brazil are being magnified as these operations become more profitable. The estimated tax rate for the year 2000 is dependent on many factors, including but not limited to the profitability of the Company's foreign operations.

Comparison of Second Quarter 2000 with Second Quarter 1999

     Consolidated net sales for the second quarter of 2000 increased by approximately five percent over 1999 results, primarily due to metalworking process chemicals revenues in Brazil, and increased demand in the steel chemicals market in the US and Europe. This increase was impacted by reductions in the Europe region due to foreign currency translation, and lower coatings segment revenues.

     Cost of sales increased as a percent of sales as a result of raw material increases and product mix changes in non-core business lines.

     Overall selling, general and administrative expenses were approximately two percent higher in the second quarter of 2000 compared to the same period in 1999. This was due to inflation, organizational development activities, and new market development activities, which were offset by continued cost containment programs and positive foreign exchange impacts.

     Minority interest was significantly higher in the second quarter of 2000 compared with the same period last year, due to higher net income from the joint ventures in Brazil and China. Lower interest expense in 2000 compared with 1999 reflects lower overall short-term borrowings and increased interest income. Other income reflects increased license revenue.

Other Significant Items

     As part of the Company's ongoing review of the strategic position of certain business units and related assets to be substantially completed by the end of this year, the Company recorded asset impairment charges of $0.9 million in the second quarter 2000. Additionally, on May 31, 2000, the Company completed the sale of its U.S. pulp and paper business for $5.2 million in cash. The Company recorded a gain on the sale of $2.4 million. Effective May 31, 2000, the Company recorded an accrual of $1.0 million for the involuntary termination of twenty-three employees. As of June 30, 2000 the remaining balance of that accrual was $0.7 million.

     During the latter part of the second quarter of 2000, it was discovered during an internal environmental audit that AC Products, Inc. had failed to properly report its air emissions. In response, (i) an internal investigation of all environmental, health and safety matters at AC Products, Inc. was conducted and (ii) AC Products, Inc. has voluntarily disclosed to regulators and taken steps to correct all environmental, health and safety issues discovered to date. AC Products, Inc. has established a reserve of $1.5 million to cover estimated past fees, underpayment penalties, expenses, and other quantifiable liabilities associated with this matter. Though the reserve taken is currently expected to cover known liabilities to date, we cannot be certain liabilities in the form of fines, penalties and damages will not be incurred in excess of the amount reserved.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Quaker is exposed to the impact of changes in interest rates, foreign currency fluctuations, and changes in commodity prices.

     Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements on Pages 16 and 26, respectively, of the Registrant's 1999 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the 1999 Form 10-K. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of June 30, 2000, Quaker had $0.3 million in short-term borrowings.

     Foreign Exchange Risk. A significant portion of Quaker's revenues and earnings is generated by its non-U.S. operations of its foreign subsidiaries. Incorporated by reference is the information concerning Quaker's non-U.S. activities appearing in Note 11 of the Notes to Consolidated Financial Statements on Page 28 and 29 of the Registrant's 1999 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the 1999 Form 10-K. All such subsidiaries use the local currency as their functional currency. Accordingly, Quaker's financial results are affected by risks typical of international business such as currency fluctuations, particularly between the U.S. dollar, the Brazilian real and the E.U. euro. As exchange rates vary, Quaker's results can be materially adversely affected.

     In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was not material, and there are no contracts or options outstanding at June 30, 2000. Incorporated by reference is the information concerning Quaker's Significant Accounting Policies appearing in Note 1 of the Notes to Consolidated Financial Statements on Page 22 of the Registrant's 1999 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the Form 10-K.

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

PART II.  OTHER INFORMATION

          Items 1,2,3, and 5 of Part II are inapplicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders

     The 2000 Annual Meeting of the Company's shareholders was held on May 10, 2000. At the Meeting, management's nominees, Donald R. Caldwell, Robert E. Chappell, William R. Cook, and Robert P. Hauptfuhrer were elected as Class II Directors. Voting (expressed in number of votes) was as follows: Donald R. Caldwell, 30,368,411 votes for, 121,041 votes against or withheld, and no abstentions or broker non-votes; Robert E. Chappell, 30,368,411 votes for, 121,041 votes against or withheld, and no abstentions or broker non-votes; William R. Cook, 30,374,587 votes for, 114,865 votes against or withheld, and no abstentions or broker non-votes; and Robert P. Hauptfuhrer, 30,368,411 votes for, 121,041 votes against or withheld, and no abstentions or broker non-votes.

     At the Meeting, the shareholders also approved the adoption of the Company's 2000 Employee Stock Purchase Plan by a vote of 28,989,297 votes for, 202,161 votes against, 295,624 abstentions, and 1,002,370 broker non-votes.

     In addition, at the Meeting, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants to examine and report on its financial statements for the year ending December 31, 2000 by a vote of 30,343,143 votes for, 129,518 votes against, 16,791 abstentions, and no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

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



                                          QUAKER CHEMICAL CORPORATION
                                          ---------------------------
                                                  (Registrant)


                                           /s/ Michael F. Barry
                                          -------------------------
                                          Michael F. Barry, officer duly
                                          authorized to sign this report,
                                          Vice President and Chief Financial
                                          Officer


Date: August 14, 2000
      ---------------