Form 10-Q
period 2000-09-30
QUAKER CHEMICAL CORP
filed 2000-11-14
CIK 81362

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             _____________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

                         Commission file number 0-7154
                                                ------

                          QUAKER CHEMICAL CORPORATION
--------------------------------------------------------------------------------
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

                                Not Applicable
            ------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No ___
                                               ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of Shares of Common Stock
     Outstanding on October 31, 2000                  8,827,751

           QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           ---------------------------------------------------------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheet at September 30, 2000 (unaudited) and December 31, 1999

          Condensed Consolidated Statement of Income for the Three and Nine Months ended September 30, 2000 and 1999 (unaudited)

          Condensed Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2000 and 1999 (unaudited)

          Notes to Condensed Consolidated Financial Statements (unaudited)



                              * * * * * * * * * *

                         Quaker Chemical Corporation

                     Condensed Consolidated Balance Sheet

                                                                                                (dollars in thousands)
                                                                                        September 30,
                                                                                            2000                   December 31,
                                                                                         (Unaudited)                  1999 *
                                                                                       ---------------           ----------------
ASSETS

Current assets
            Cash and cash equivalents                                                  $       15,292             $        8,677
            Accounts receivable                                                                56,933                     55,132
            Inventories
                       Raw materials and supplies                                              12,318                     12,140
                       Work-in-process and finished goods                                      10,513                     11,217
            Prepaid expenses and other current assets                                           7,991                      9,075
                                                                                       ---------------           ----------------
                       Total current assets                                                   103,047                     96,241
                                                                                       ---------------           ----------------

Property, plant and equipment, at cost                                                        104,786                    108,924
            Less accumulated depreciation                                                      63,351                     64,172
                                                                                       ---------------           ----------------
                       Total property, plant and equipment                                     41,435                     44,752
Intangible assets                                                                              17,940                     15,994
Investments in associated companies                                                             6,407                      5,773
Other assets                                                                                   18,765                     19,453
                                                                                       ---------------           ----------------
                                                                                       $      187,594             $      182,213
                                                                                       ===============           ================

LIABILITIES  AND SHAREHOLDERS' EQUITY

Current liabilities

            Short-term borrowings                                                      $        1,435             $          431
            Accounts and other payables                                                        23,604                     24,092
            Accrued compensation                                                               10,026                      8,749
            Other current liabilities                                                          14,081                     11,385
                                                                                       ---------------           ----------------
                       Total current liabilities                                               49,146                     44,657
Long-term debt                                                                                 25,167                     25,122
Other noncurrent liabilities                                                                   24,723                     23,117
                                                                                       ---------------           ----------------
                       Total liabilities                                                       99,036                     92,896
                                                                                       ---------------           ----------------

Minority interest in equity of subsidiaries                                                     7,794                      8,118
                                                                                       ---------------           ----------------

Shareholders' Equity
            Common stock $1 par value; authorized
                       30,000,000 shares; issued (including
                       treasury shares) 9,664,009 shares                                        9,664                      9,664
            Capital in excess of par value                                                        772                        832
            Retained earnings                                                                 102,135                     93,655
            Accumulated other comprehensive (loss)                                            (18,797)                   (11,378)
                                                                                       ---------------           ----------------
                                                                                               93,774                     92,773
            Treasury stock, shares held at cost;
                       2000-838,415, 1999-729,986                                             (13,010)                   (11,574)
                                                                                       ---------------           ----------------
                       Total shareholders' equity                                              80,764                     81,199
                                                                                       ---------------           ----------------
                                                                                       $      187,594             $      182,213
                                                                                       ===============           ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Condensed from audited financial statements.

                          Quaker Chemical Corporation

                  Condensed Consolidated Statement of Income
                      For the period ended September 30,

                                                                          Unaudited
                                                             (dollars in thousands, except per
                                                                         share data)
                                                       Three Months                            Nine Months
                                              ----------------------------           ------------------------------
                                                   2000            1999                   2000             1999
                                              ------------     -----------           ------------     -------------
Net sales                                     $     66,043     $    67,795           $    198,312     $     192,722

    Cost of goods sold                              37,914          37,135                113,067           106,768
                                              ------------     -----------           ------------     -------------
Gross margin                                        28,129          30,660                 85,245            85,954

    Selling, general and
        administrative expenses                     21,731          22,721                 65,575            66,639

Net gain on exit of businesses                           -               -                 (1,473)                -
Litigation charge                                        -               -                  1,500                 -
                                              ------------     -----------           ------------     -------------

Operating income                                     6,398           7,939                 19,643            19,315

Other income, net                                      885             417                  2,252             1,269
Interest expense, net                                 (276)           (611)                  (888)           (1,549)
                                              ------------     -----------           ------------     -------------
Income before taxes                                  7,007           7,745                 21,007            19,035

Taxes on income                                      2,172           3,098                  6,512             7,614
                                              ------------     -----------           ------------     -------------
                                                     4,835           4,647                 14,495            11,421

Equity in net income of associated
    companies                                          364             268                  1,035               764
Minority interest in net income of
    subsidiaries                                      (516)           (651)                (1,805)           (1,120)
                                              ------------     -----------           ------------     -------------
Net income                                    $      4,683     $     4,264           $     13,725     $      11,065
                                              ============     ===========           ============     =============

Per share data:
    Net income - basic                               $0.53           $0.48                  $1.55             $1.24
    Net income - diluted                             $0.53           $0.48                  $1.54             $1.24
    Dividends declared                              $0.205          $0.195                 $0.595            $0.575

    Based on weighted average number of
        shares outstanding:
        Basic                                    8,821,017       8,920,148              8,830,609         8,909,298
        Diluted                                  8,886,501       8,969,095              8,896,199         8,956,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Quaker Chemical Corporation

                Condensed Consolidated Statement of Cash Flows
                    For the Nine Months ended September 30,

                                                                                                Unaudited
                                                                                          (dollars in thousands)
                                                                                      2000                      1999
                                                                                ---------------           ---------------
Cash flows from operating activities
  Net income                                                                      $     13,725               $    11,065
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                       3,682                     3,961
      Amortization                                                                       1,048                       789
      Equity in net income of associated companies                                      (1,035)                     (764)
      Minority interest in earnings of subsidiaries                                      1,805                     1,120
      Deferred compensation and other postretirement benefits                            1,354                       691
      Litigation charge                                                                  1,500                         -
      Net gain on exit of businesses                                                    (1,473)                        -
      Other, net                                                                           338                       777
  Increase (decrease) in cash from changes in current assets and current liabilities:
      Accounts receivable, net                                                          (5,848)                   (6,406)
      Inventories                                                                       (1,060)                     (412)
      Prepaid expenses and other current assets                                           (596)                   (5,304)
      Accounts payable and accrued liabilities                                           3,330                     4,964
      Change in repositioning liabilities                                                 (308)                   (1,883)
                                                                                  -------------              ------------
        Net cash provided by operating activities                                       16,462                     8,598
                                                                                  -------------              ------------

Cash flows from investing activities
    Investments in property, plant and equipment                                        (2,988)                   (4,057)
    Proceeds from sale of business                                                       5,200                         -
    Payments related to acquisitions                                                    (3,500)                        -
    Other, net                                                                          (1,216)                     (184)
                                                                                  -------------              ------------
        Net cash used in investing activities                                           (2,504)                   (4,241)
                                                                                  -------------              ------------

Cash flows from financing activities
    Net increase in short-term borrowings                                                1,016                     4,817
    Dividends paid                                                                      (5,179)                   (5,076)
    Treasury stock repurchased                                                          (1,961)                        -
    Other, net                                                                             131                       210
                                                                                  -------------              ------------
        Net cash used in financing activities                                           (5,993)                      (49)
                                                                                  -------------              ------------

Effect of exchange rate changes on cash                                                 (1,350)                   (2,862)
                                                                                  -------------              ------------

    Net increase in cash and cash equivalents                                            6,615                     1,446
    Cash and cash equivalents at beginning of period                                     8,677                    10,213
                                                                                  -------------              ------------
    Cash and cash equivalents at end of period                                    $     15,292               $    11,659
                                                                                  =============              ============


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

Note 2 - Weighted Average Shares Outstanding

             Three Months Ended             Nine Months Ended
                September 30                   September 30
          -------------------------     --------------------------
             Basic        Diluted          Basic         Diluted
          -----------   -----------     -----------    -----------
2000       8,821,017     8,886,501       8,830,609      8,896,199
1999       8,920,148     8,969,095       8,909,298      8,956,610

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

The table below presents information about the reported segments for the nine months ending September 30:

                          Metalworking                 Other
                            Process                   Chemical
                           Chemicals     Coatings     Products      Total
                         ---------------------------------------------------
2000
    Net sales              $180,048       $13,126      $5,138     $198,312
    Operating                45,309         3,297        (630)      47,976
    income(loss)


1999
    Net sales              $169,285       $13,998      $9,439     $192,722
    Operating income         40,133         4,457         483       45,073

Operating income comprises revenue less related costs and expenses. Non-operating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes, for the nine months ended September 30 is as follows:

                                                  2000          1999
                                                --------      --------

Total operating income for
    reportable segments                         $ 47,976      $ 45,073
Non-operating expenses                           (23,576)      (21,008)
Net gain on exit of businesses                     1,473             -
Litigation charge                                 (1,500)            -
Depreciation and amortization                     (4,730)       (4,750)
Interest expense                                  (1,529)       (1,815)
Interest income                                      641           266
Other income, net                                  2,252         1,269
                                                --------      --------

Consolidated income before taxes                $ 21,007      $ 19,035
                                                ========      ========

Note 4 - Comprehensive Income


The following table summarizes comprehensive income for the three months ended September 30:

                                                 2000      1999
                                               --------   ------
Net income                                     $ 4,683    $4,264

Foreign currency translation adjustments        (3,812)    1,452
                                               -------    ------

Comprehensive income                           $   871    $5,716
                                               =======    ======

The following table summarizes comprehensive income (loss) for the nine months ended September 30:

                                                 2000       1999
                                               --------   --------
Net income                                     $13,725    $ 11,065

Foreign currency translation adjustments        (7,419)    (12,070)
                                               -------    --------

Comprehensive income (loss)                    $ 6,306    $ (1,005)
                                               =======    ========

Note 5 - Repositioning and Integration Charges

     In the fourth quarter of 1998, the Company announced and implemented a repositioning and integration plan to better align its organizational structure with market demands, improve operational performance and reduce costs.

     The components of the 1998 pre-tax repositioning and integration charge included severance and other benefit costs, and early pension and other postretirement benefits. The liabilities for early pension and other postretirement benefits are included in the Company's pension and postretirement benefits obligations.

     The activity in the repositioning accrual follows:

Repositioning accruals at December 31, 1999            $    572
Benefit payments in 2000                                   (308)
                                                       --------

Remaining liability at September 30, 2000              $    264
                                                       ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     Net cash flows provided by operating activities were $16.5 million in the first nine months of 2000 compared to cash flows provided by operating activities of $8.6 million in the same period of 1999. The increase was primarily due to higher operating income, as well as changes in several working capital items.

     Net cash flows used in investing activities were $2.5 million in the first nine months of 2000 compared to cash flows used in investing activities of $4.2 million in the same period of 1999. This decrease was primarily related to proceeds from the sale of the U.S. pulp and paper business, and a decrease in investments in property, plant and equipment, offset by a contingent purchase payment related to the 1998 Brazilian acquisition.

     Net cash flows used in financing activities were $6.0 million for the first nine months of 2000 compared with net cash flows used in financing activities of $0.1 million for the same period of the prior year. The net change was primarily due to a $3.8 million reduction in short-term borrowings and approximately $2.0 million paid to purchase shares of stock under the Company's stock repurchase program.

Operations
----------
Comparison of Nine Months 2000 with Nine Months 1999
----------------------------------------------------

     Consolidated net sales for the first nine months of 2000 increased by approximately three percent over 1999 results. Sales would have shown an additional five percent increase absent the impact of foreign currency fluctuations experienced in 2000. The increase was primarily due to strong demand in metalworking process chemicals markets in all regions, particularly in Brazil. This increase was offset by lost revenues related to the sale of the U.S. pulp and paper business and by reductions in the coatings segment revenues, resulting from lower maskant sales due to reduced aircraft production.

      Cost of sales increased as a percent of sales from 55 percent to 57 percent as a result of raw material increases and product mix changes in non-core business lines.

     Minority interest was significantly higher in the first nine months of 2000 compared with the same period last year, due to higher net income from the joint ventures in Brazil and China. Lower interest expense in 2000 compared with 1999 reflects lower overall short-term borrowings and increased interest income. Other income reflects increased rental income and foreign exchange gains in 2000 versus 1999.

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

Comparison of Third Quarter 2000 with Third Quarter 1999
--------------------------------------------------------

     Consolidated net sales for the third quarter of 2000 decreased by approximately three percent compared to 1999 results, primarily due to unfavorable foreign currency translations and the sale of the U.S. pulp and paper business. Without the impacts of the stronger dollar and the sale of the U.S. pulp and paper business, consolidated net sales would have increased five percent, with broad-based growth in all regions.

     Cost of sales increased as a percent of sales as a result of increases in raw material and freight costs, as well as non-recurring charges in U.S. manufacturing.

     Overall selling, general and administrative expenses were approximately four percent lower in the third quarter of 2000 compared to the same period in 1999. This was due to continued cost containment programs and positive foreign exchange impacts, offset by inflation, organizational development activities, and new market development initiatives.

     Minority interest was lower in the third quarter of 2000 compared with the same period last year, primarily due to lower net income from the joint venture in Brazil. Lower interest expense in 2000 compared with 1999 reflects lower overall short-term borrowings and increased interest income. Other income reflects increased license revenue.

Other Significant Items

     As part of the Company's ongoing review of the strategic position of certain business units and related assets to be substantially completed by the end of this year, the Company recorded valuation reserves for certain assets of $0.9 million in the second quarter 2000. Additionally, on May 31, 2000, the Company completed the sale of its U.S. pulp and paper business for $5.2 million in cash. The Company recorded a gain on the sale of $2.4 million. Effective May 31, 2000, the Company recorded an accrual of $1.0 million for the involuntary termination of twenty-three employees. As of September 30, 2000 the remaining balance of that accrual was $0.5 million.

     During the latter part of the second quarter of 2000, it was discovered during an internal environmental audit that AC Products, Inc. had failed to properly report its air emissions. In response, (i) an internal investigation of all environmental, health and safety matters at AC Products, Inc. was conducted and (ii) AC Products, Inc. has voluntarily disclosed to regulators and taken steps to correct all environmental, health and safety issues discovered to date. AC Products, Inc. has established a reserve of $1.5 million to cover estimated past fees, underpayment penalties, expenses, and other quantifiable liabilities associated with this matter. Though the reserve taken is currently expected to cover known liabilities to date, the Company cannot be certain liabilities in the form of fines, penalties and damages will not be incurred in excess of the amount reserved.

     On October 16, 2000, the Company sold its Quaker Computer Solutions (QCS) business. The sale of QCS is not expected to have a material effect on future results.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

     Quaker is exposed to the impact of changes in interest rates, foreign currency fluctuations, and changes in commodity prices.

     Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements on Pages 16 and 26, respectively, of the Registrant's 1999 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the 1999 Form 10-
K. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of September 30, 2000, Quaker had $1.4 million in short-term borrowings.

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

     In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was not material, and there are no contracts or options outstanding at September 30, 2000. Incorporated by reference is the information concerning Quaker's Significant Accounting Policies appearing in Note 1 of the Notes to Consolidated Financial Statements on Page 22 of the Registrant's 1999 Annual Report to Shareholders, the incorporated portion of which is included as Exhibit 13 to the Form 10-K.

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

PART II.  OTHER INFORMATION

          Items 1,2,3,4 and 5 of Part II are inapplicable and have been omitted.


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


                                   QUAKER CHEMICAL CORPORATION
                                   ---------------------------
                                        (Registrant)


                                   /s/ Michael F. Barry
                                   ---------------------------------
                                   Michael F. Barry, officer duly
                                   authorized to sign this report,
                                   Vice President and Chief Financial Officer


Date:  November 14, 2000
     ---------------------