Form 10-K
period 2000-12-31
QUAKER CHEMICAL CORP
filed 2001-03-29
CIK 81362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

For the fiscal year ended December 31, 2000

                                       or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For transition period from       to

                         Commission file number 0-7154

                               ----------------

                          QUAKER CHEMICAL CORPORATION
             (Exact name of Registrant as specified in its charter)

      A Pennsylvania Corporation                     No. 23-0993790
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

       Elm and Lee Streets, Conshohocken,                19428
                  Pennsylvania                         (Zip Code)
        (Address of principal executive
                    offices)

                               ----------------

       Registrant's telephone number, including area code (610) 832-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each Exchange on which
         Title of each class                   registered
         -------------------         ------------------------------
      Common Stock, $1.00 par value     New York Stock Exchange
      Stock Purchase Rights             New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on March 9, 2001):
$145,038,814.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 8,929,576 shares of Common Stock, $1.00 Par Value, as of March 9, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement dated March 30, 2001 in connection with the Annual Meeting of Shareholders to be held on May 9, 2001 are incorporated into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

   As used in this Report, the terms "Quaker" and the "Company" refer to Quaker Chemical Corporation, its subsidiaries, and associated companies, unless the context otherwise requires.

   Statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those projected in such statements.

   Such risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions, and foreign currency fluctuations that may affect worldwide results of operations. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers.
Item 1. Business.


 General Description

   Quaker develops, produces, and markets a broad range of formulated chemical specialty products for various heavy industrial and manufacturing applications and, in addition, offers and markets chemical management services. Quaker's principal products and services include: (i) rolling lubricants (used by manufacturers of steel in the hot and cold rolling of steel and by manufacturers of aluminum in the cold rolling of aluminum); (ii) corrosion preventives (used by steel and metalworking customers to protect metal during manufacture, storage, and shipment); (iii) metal finishing compounds (used to prepare metal surfaces for special treatments such as galvanizing and tin plating and to prepare metal for further processing); (iv) machining and grinding compounds (used by metalworking customers in cutting, shaping, and grinding metal parts which require special treatment to enable them to tolerate the manufacturing process); (v) forming compounds (used to facilitate the drawing and extrusion of metal products); (vi) hydraulic fluids (used by steel, metalworking, and other customers to operate hydraulically activated equipment); (vii) technology for the removal of hydrogen sulfide in various industrial applications; (viii) chemical milling maskants for the aerospace industry and temporary and permanent coatings for metal products; (ix) construction products such as flexible sealants and protective coatings for various applications; and (x) programs to provide chemical management services.

   On May 31, 2000, Quaker completed the sale of its U.S. pulp and paper business which developed, produced and marketed paper production products used as defoamers, release agents, softeners, debonders and dispersants. For additional information see Note 12 of Notes to Consolidated Financial Statements, which appears in Item 8 of this report.

   A substantial portion of Quaker's sales worldwide are made directly through its own sales force with the balance being handled through distributors and agents. Quaker sales persons visit the plants of customers regularly and, through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker's existing products or by applying new formulations developed in Quaker's laboratories. In 2000, certain products were also sold in Canada and Korea by licensees under long-term royalty agreements. Generally, separate manufacturing facilities of a single customer are served by different sales personnel.

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

 Major Customers and Markets

   During 2000, Quaker's five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 13.0% of its consolidated net sales with the largest of these customers accounting for 4.0% of consolidated net sales. Furthermore, a significant portion of Quaker's revenues are realized from the sale of process fluids to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers.

 Raw Materials

   Quaker uses over 500 raw materials, including mineral oils, fats and fat derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of organic and inorganic compounds. In 2000, only one raw material accounted for as much as 10% of the total cost of Quaker's raw material purchases. Many of the raw materials used by Quaker are "commodity" chemicals, and, therefore, Quaker's earnings can be affected by market changes in raw material prices. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business. Reference is made to disclosure contained in Item 7A of this Report.

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

 Research and Development--Laboratories

   Quaker's research and development laboratories are directed primarily toward applied research and development since the nature of Quaker's business requires continuing modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Research and development costs are expensed as incurred. Company-sponsored research and development expenses during 2000, 1999, and 1998 were $8.5 million, $8.5 million, and $9.6 million, respectively.

   Quaker maintains quality control laboratory facilities in each of its manufacturing locations. In addition, Quaker maintains in Conshohocken, Pennsylvania, and Uithoorn, The Netherlands, laboratory facilities which are devoted primarily to applied research and development.

   Most of Quaker's subsidiaries and associated companies also have laboratory facilities. Although not as complete as the Conshohocken or Uithoorn laboratories, these facilities are generally sufficient for the requirements of the customers being served. If problems are encountered which cannot be resolved by local laboratories, such problems may be referred to the laboratory staff in Conshohocken or Uithoorn.

 Regulatory Matters

   In order to facilitate compliance with applicable federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent environmental experts, as well as ongoing inspections by on-site personnel. Such inspections are addressed to operational matters, record keeping, reporting requirements, and capital improvements. In 2000, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $2.8 million compared to $1.7 million and $1.1 million in 1999 and 1998, respectively.

 Number of Employees

   On December 31, 2000, Quaker's consolidated companies had 943 full-time employees of whom 379 were employed by the parent company and its U.S. subsidiaries and 564 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 205 people on December 31, 2000.

 Product Classification

The Company's reportable segments are as follows:

     (1) Metalworking process chemicals--products used as lubricants for various heavy industrial and manufacturing applications.

     (2) Coatings--temporary and permanent coatings for metal products and chemical milling maskants.

     (3) Other chemical products--primarily chemicals used in the manufacturing of paper as well as other various chemical products.

 Non-U.S. Activities

   Since significant revenues and earnings are generated by non-U.S. operations, Quaker's financial results are affected by currency fluctuations, particularly between the U.S. dollar, the E.U. euro, the Brazilian real, and other foreign currencies, and the impact of those currency fluctuations on the underlying economies. Reference is made to disclosure contained in Item 7A of this Report.

Item 2. Properties.

   Quaker's corporate headquarters and a laboratory facility are located in Conshohocken, Pennsylvania. Quaker's other principal facilities are located in Detroit, Michigan; Woodchester, England; Uithoorn, The Netherlands; Villeneuve, France; Santa Perpetua de Mogoda, Spain; Rio de Janeiro, Brazil; and Wuxi, China. With the exception of the Conshohocken site, which is owned by a real estate joint venture of which Quaker is a 50% partner (the "Real Estate Venture"), all of these principal facilities are owned by Quaker. On December 31, 2000, all of the aforementioned principal facilities, including the Conshohocken site, were mortgage free. Quaker also leases small sales, laboratory and warehouse facilities in other locations. Financing for the laboratory facility in Conshohocken, was arranged through the use of industrial revenue and development bonds with an outstanding balance at December 31, 2000 of $5.0 million. In January 2001, Quaker contributed the entire Conshohocken site to the Real Estate Venture. The Real Estate Venture was organized to renovate certain of the existing buildings at the site as well as to build new office space, a portion of which will be leased to Quaker (new office space and renovated laboratory facilities), with the balance to be leased to unaffiliated third parties. Renovation is being funded by a construction loan secured in part by a mortgage on the Conshohocken site, which loan had an outstanding balance on March 16, 2001 of approximately $2.7 million.

   Quaker's aforementioned principal facilities (excluding Conshohocken) consist of various manufacturing, administrative, warehouse, and laboratory buildings. Manufacturing and warehouse facilities located in Conshohocken, Pennsylvania, were closed in 1996 leaving just the administrative and laboratory buildings. Substantially all of the buildings are of fire-resistant construction and are equipped with sprinkler systems. All facilities are primarily of masonry and/or steel construction and are adequate and suitable for Quaker's present operations. The Company has a program to identify needed capital improvements which is implemented as management considers necessary or desirable. Most locations have various numbers of raw material storage tanks ranging from 7 to 66 each with a capacity ranging from 1,000 to 82,000 gallons and processing or manufacturing vessels ranging in capacity from 15 to 16,000 gallons.

   Each of Quaker's 50% or less owned non-U.S. associated companies owns or leases a plant and/or sales facilities in various locations.

Item 3. Legal Proceedings.

   The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and federal and state agencies relating to various matters including environmental matters. Incorporated herein by this reference is the information concerning pending asbestos-related cases against a non-operating subsidiary and amounts accrued associated with certain environmental investigatory and noncapital remediation costs in Note 13 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the last quarter of the period covered by this Report.

Item 4(a). Executive Officers of the Registrant.

   Set forth below are the executive officers of the Company, each elected for a one-year term:

 Name, Age, and Present                   Business Experience During Past Five
 Position With the Company                Years and Period Served as an Officer
 -------------------------                -------------------------------------
 Ronald J. Naples, 55.................... Mr. Naples was elected Chairman of
  Chairman of the Board and               the Board in May 1997 and Chief
  Chief Executive Officer, and Director   Executive Officer in October 1995. He
                                          also served as President of the
                                          Company from October 1995 until March
                                          1998. Mr. Naples was elected a
                                          Director of the Company in 1988.

 Joseph W. Bauer, 58..................... Mr. Bauer was elected President and
  President and Chief Operating Officer   Chief Operating Officer of the
                                          Company in March 1998. Previously,
                                          Mr. Bauer was employed by M. A. Hanna
                                          and was President of M. A. Hanna
                                          Color Division from 1996 to 1998.

 Michael F. Barry, 42.................... Mr. Barry was elected Vice President,
  Vice President, Chief Financial Officer Chief Financial Officer and Treasurer
  and Treasurer                           of the Company in November 1998.
                                          Previously, Mr. Barry was employed by
                                          Lyondell (formerly ARCO Chemical)
                                          where he held the position of
                                          Business Director for its Urethanes
                                          business throughout the Americas from
                                          1997 to 1998 and where he also held a
                                          variety of financial and business
                                          positions from 1988 to 1997.

 D. Jeffry Benoliel, 42.................. Mr. Benoliel was elected Vice
  Vice President, Secretary               President and General Counsel in
  and General Counsel                     January 2001. He was elected an
                                          officer of the Company in May 1998,
                                          at which time he assumed the office
                                          of Corporate Secretary in addition to
                                          being Director, Corporate Legal
                                          Affairs, a position he has held since
                                          May 1996. From 1995 to 1996, he was
                                          Manager, Corporate Legal Affairs. Mr.
                                          Benoliel is the son of Peter A.
                                          Benoliel, a Director of the Company.

 Jose Luiz Bregolato, 55 ................ Mr. Bregolato was elected to his
  Vice President and Managing Director--  current position in 1993.
  South America

 Name, Age, and Present                Business Experience During Past Five
 Position With the Company             Years and Period Served as an Officer
 -------------------------             -------------------------------------

 Ian F. Clark, 56..................... Mr. Clark was elected an officer of the
  Vice President and Global Industry   Company in March 1999. He assumed his
  Leader--Metalworking                 current position in January 2001.
  and Chemical Management Services     Previously, he was Vice President and
                                       Global Industry Leader--Steel/Fluid
                                       Power from March 1999 to December 2000.
                                       Prior to joining the Company, he was
                                       employed by Ciba Specialty Chemicals
                                       Corporation where he was President-Sales
                                       and Marketing, U.S. Pigments Division
                                       from 1990 to 1998 and, in addition, was
                                       General Manager for one of its global
                                       pigment segments from 1996 to 1998.

 James A. Geier, 45................... Mr. Geier was elected to his current
  Vice President--Human Resources      position in November 1997. Previously,
                                       Mr. Geier held a variety of human
                                       resources positions at Rhone-Poulenc
                                       Rorer Pharmaceuticals, Inc. for a period
                                       of more than five years.

 Mark Harris, 46...................... Mr. Harris was elected to his current
  Vice President and Global Industry   position in January 2001. From 1996
  Leader--Steel/Fluid Power            until he assumed his current position,
                                       Mr. Harris was Regional Industry Manager
                                       for the Company's Steel/Fluid Power
                                       business in Europe, the Middle East, and
                                       Africa.

 Daniel S. Ma, 60..................... Mr. Ma was elected to his current
  Vice President and Managing          position in 1993.
  Director-- Asia/Pacific

 Marcus C. J. Meijer, 53.............. Mr. Meijer was elected an officer of the
  Senior Vice President                Company in 1990. From July 1999 to
                                       December 2000, he was the Company's
                                       Senior Vice President and Global
                                       Industry Leader--Metalworking/CMS, and
                                       from 1990 to July 1999 he was Vice
                                       President--Europe.

 Wilbert Platzer, 39.................. Mr. Platzer was elected to his current
  Vice President--Worldwide Operations position in January 2001. From March
                                       1996 to June 1999, he was Managing
                                       Director of Quaker Chemical B.V., the
                                       Company's Dutch affiliate, and from July
                                       1999 until he assumed his current
                                       position he was Director of Operations--
                                       Europe.

 Irving H. Tyler, 42 ................. Mr. Tyler was elected Vice President--
  Vice President--Information Services Information Services and Chief
  and Chief Information Officer        Information Officer of the Company in
                                       January 2001. Previously, he was the
                                       Company's Director of Information
                                       Services and Chief Information Officer
                                       from July 1999 to January 2001; European
                                       Controller from August 1997 to July
                                       1999; Director of Operations and
                                       Information Services from January 1997
                                       to August 1997; Director of Finance,
                                       North American Operations from January
                                       1995 through January 1997.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol KWR. The following table sets forth, for the calendar quarters during the past two years, the range of high and low sales prices for the common stock as reported by the NYSE, and the quarterly dividends declared as indicated:

                            Range of Quotations
                            --------------------------------        Dividends
                              2000               1999               Declared
                            -------------      -------------      -------------
                            High     Low       High     Low         2000   1999
                            ----     ----      ----     ----      -------- ----
First quarter .............$17       $13 3/8  $18       $13 1/2   $.19 1/2 $.19
Second quarter............. 17 7/16   15 1/16  18 3/8    13 11/16  .19 1/2  .19
Third quarter.............. 17 3/8    15 13/16 17 5/16   15 13/16  .20 1/2  .19 1/2
Fourth quarter............. 19 1/4    15 7/8   17 1/16   13 7/8    .20 1/2  .19 1/2

   As of January 17, 2001 there were 868 shareholders of record of the Company's common stock, its only outstanding class of equity securities.

Item 6. Selected Financial Data.

   The following table sets forth selected financial information for the
Company:

                                2000(/1/) 1999(/2/) 1998(/3/) 1997(/4/) 1996(/5/)
                                --------- --------- --------- --------- ---------
                                 (Dollars in thousands except per share amounts)
Summary of Operations:
  Net sales.................... $267,570  $265,671  $264,453  $248,220  $247,100
  Income (loss) before taxes...   26,486    27,151    16,797    19,735    (3,997)
  Net income (loss)............   17,163    15,651    10,650    12,611    (7,599)
  Per share:
    Net income (loss)-basic....     1.94      1.76      1.21      1.45      (.88)
    Net income (loss)-diluted..     1.93      1.74      1.20      1.45      (.88)
    Dividends..................      .80       .77       .74       .71       .69

Financial Position:
  Working capital..............   52,981    51,584    45,636    48,098    22,518
  Total assets.................  188,161   182,213   191,403   172,463   165,608
  Long-term debt...............   22,295    25,122    25,344    25,203     5,182
  Shareholders' equity.........   84,907    81,199    83,735    74,976    73,566

--------
(1) The results of operations for 2000 include a net gain on exit of businesses of $1,016 after-tax and a litigation charge of $1,035 after-tax. Excluding these items, net income for 2000 was $17,182.
(2) The results of operations for 1999 include a net repositioning credit of $188 after-tax. Excluding this credit, net income for 1999 was $15,462.
(3) The results of operations for 1998 include net repositioning and integration charges of $2,882, after-tax and minority interest. Excluding these charges, net income for 1998 was $13,532.
(4) The results of operations for 1997 include a gain on the sale of the European pulp and paper business, $1,703 after-tax and a litigation charge of $2,000, $1,320 after-tax. Excluding these items, net income was $12,228.
(5) The results of operations for 1996 include special charges, $16,912 after-tax. Excluding these charges, net income for 1996 was $9,313.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Liquidity and Capital Resources

   Net cash flow provided by operating activities amounted to $21.4 million in 2000 compared to $14.2 million in 1999. The increase principally resulted from increased net income, in addition to a decrease in the change in accounts receivable in 2000 versus 1999 and repositioning benefit payments of $2.1 million made in 1999.

   Net cash used in investing activities decreased to $4.0 million in 2000 from $6.4 million in 1999. The decrease is primarily related to $5.2 million of proceeds received from the sale of the U.S. pulp and paper business, in addition to $1.0 million of proceeds related to the disposition of assets, partially offset by a $3.5 million contingent purchase payment related to the 1998 Brazilian acquisition.

   Expenditures for property, plant, and equipment totaling $6.1 million in 2000 were consistent with 1999 levels and included upgrades of manufacturing capabilities at various locations, with $2.8 million for environmental and regulatory compliance in 2000 versus $1.7 million in 1999. Capital expenditures for 2001 are expected to be approximately $13.0 million and include various upgrades to manufacturing capabilities in the U.S. and Europe and an estimated $2.0 million for environmental and regulatory compliance. A significant amount of the 2001 increase is related to capital expenditures of approximately $3.0 million for a global transaction system implementation. In January 2001, the Company contributed the entire Conshohocken site to a real estate joint venture of which the Company is a 50% partner. The joint venture was organized to renovate certain of the existing buildings at the site as well as to build new office space, a portion of which will be leased to the Company, with the balance to be leased to unaffiliated third parties. The Company believes that funds generated internally should be sufficient to finance payments for capital expenditures.

   Net cash flows used in financing activities were $8.8 million in 2000, compared with $7.4 million used in financing activities in 1999. The net change was primarily due to approximately $2.0 million paid to purchase shares of stock under the Company's stock repurchase program during 2000.

   The Company has available $18.0 million in a line of credit and believes that additional bank borrowings could be negotiated at competitive rates, based on its debt-to-equity ratio and current levels of operating performance. The Company believes that in 2001, it is capable of supporting its operating requirements, payment of dividends to shareholders, possible acquisition opportunities, and possible resolution of contingencies (see Note 13 of Notes to Consolidated Financial Statements) through internally generated funds supplemented with debt as needed.

 Operations

  Comparison of 2000 with 1999

   As discussed in Note 1 of the Notes to Consolidated Financial Statements, reclassifications which had no effect on net income have been made to previously reported sales and cost of sales data for all periods presented to include freight costs incurred and billed to customers in accordance with Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

   Consolidated net sales for 2000 increased $1.9 million over 1999. The sales growth was the net result of a 5% increase in volume and a 3% improvement in price/mix, offset by a 5% negative impact from foreign currency translation. Also, the sale of the U.S. pulp and paper business in May 2000 unfavorably impacted the sales comparison by 2%. The improvement for the year was mainly attributable to metalworking process chemicals sales growth in Brazil and the Asia/Pacific region primarily due to strong demand from the steel industry, offset by reductions in the European region due to foreign currency translation and lower coatings segment revenues. Coatings segment revenues declined as a result of lower aircraft production.

   Operating income decreased to $25.1 million in 2000 from $27.0 million (excluding the impacts of the repositioning and integration credit adjustments) in 1999. The decline was primarily due to a lower gross profit margin as a percentage of sales (41.9% for 2000 compared to 43.5% for 1999). This decrease is mainly a result of higher raw material costs.

   Selling, general, and administrative costs in 2000 decreased approximately $1.8 million or 2% from 1999, reflecting the Company's continued cost containment programs and a positive foreign exchange impact. This decrease was offset by a $1.7 million additional reserve for doubtful accounts related to two U.S. steel customers which filed for bankruptcy protection under Chapter 11.

   Minority interest was significantly higher in 2000, primarily due to higher net income from joint ventures in Brazil and China. Net interest expense was lower in 2000 reflecting increased interest income and lower overall short-term borrowings. Other income variance reflects lower license revenue and gains on fixed asset disposals.

   The Company's effective tax rate in 2000 was 31% compared with 40% in 1999. The decrease in effective tax rate is primarily due to the implementation of several global tax planning initiatives, the most significant of which is related to the Company's net operating loss carryforward position in Brazil. The impact of the tax planning initiatives in Brazil is being magnified as these operations become more profitable. The Company is currently reviewing the effective rate for 2001, which is dependent on many internal and external factors, including but not limited to the profitability of the Company's foreign operations.

   During 2000, the Company performed a comprehensive review of the strategic position of certain individual business units and related assets, and decided to exit certain businesses. Accordingly, the Company recorded valuation reserves for certain assets of $0.9 million and a pre-tax gain on the sale of its U.S. pulp and paper business of $2.4 million.

  Comparison of 1999 with 1998

   Consolidated net sales for 1999 increased $1.2 million over 1998 results, primarily due to increased metalworking process chemicals revenues in Brazil and Asia/Pacific, offset by reductions in the European region due to foreign currency translation and lower coatings segment revenues. Declines in the coatings segment were related to lower aircraft production.

   Operating income increased to $27.0 million from $22.5 million (excluding impacts of the repositioning and integration charge adjustments). The improvement was primarily due to lower raw material costs, lower global manufacturing costs, and a more favorable sales mix due to increased sales of advantaged products.

   In 1998, the Company initiated a repositioning and integration plan to better align its organizational structure with market demands, to improve operational performance, and to reduce costs. In the fourth quarter of 1998, the Company took a pre-tax charge of $5.3 million in connection with this program. At the end of 1999, the Company had substantially implemented these initiatives and reversed approximately $314,000 of the original charge. This is reported as a separate line item in the Consolidated Statement of Operations (see Note 2 of Notes to Consolidated Financial Statements).

   Selling, general, and administrative costs in 1999 were flat compared with 1998, reflecting realized cost savings from the repositioning and integration program, offset primarily by increased costs in Brazil related to a midyear 1998 acquisition, as well as other business initiatives and projects such as Year 2000 projects.

   The increase in other income of $0.7 million represents increased license revenue and lower foreign exchange losses in Europe in 1999 versus the prior year. Increased interest expense of $0.3 million over the prior year was related to higher short-term borrowings in the early part of 1999. Minority interest was $1.2 million higher in 1999 compared with the prior year due to higher net income earned in the Brazilian joint venture.

   The Company's effective tax rate of 40% is consistent with prior years.

 General

   The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste-disposal sites (see Note 13 of Notes to Consolidated Financial Statements). During the second quarter of 2000, it was discovered during an internal environmental audit that AC Products, Inc. (ACP), a wholly owned subsidiary, had failed to properly report its air emissions. In response, an internal investigation of all environmental, health, and safety matters at ACP was conducted. ACP voluntarily disclosed these matters to regulators and took steps to correct all environmental, health, and safety issues discovered. In addition, ACP is involved in certain soil and groundwater remediation activities identified in prior years. The Company believes that the potential uninsured known liabilities associated with these matters approximate $1.5 million, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of fines, penalties, and damages will not be incurred in excess of the amount reserved.

   The Company does not currently use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 53% to 56% of the consolidated net annual sales (see Note 11 of Notes to Consolidated Financial Statements).

 Repositioning and Integration Charges

   In the fourth quarter of 1998, the Company announced and implemented a repositioning and integration plan to better align its organizational structure with market demands, improve operational performance, and reduce costs. The Company recorded a pre-tax charge of $5.3 million ($2.9 million after-tax and minority interest, or $0.33 per share) in connection therewith. The repositioning and integration charge included workforce reductions (approximately 70 employees) in the Company's U.S., South American and European operations and integration costs associated with the closure of a leased facility as a result of the Company's 1998 acquisition in Brazil (see Note 2 of Notes to Consolidated Financial Statements).

   The components of the 1998 pre-tax repositioning and integration charge included severance and other benefit costs of $4.0 million and early pension and postemployment benefits of $1.3 million. At the end of 1999, the Company had substantially implemented these initiatives and reversed approximately $314,000 of the original charge. The remaining repositioning and integration liability at December 31, 2000 of $244,000 was paid in January 2001 (see Note 2 of Notes to Consolidated Financial Statements). The liabilities for early pension and postemployment benefits are included in the Company's pension and postretirement benefits obligations (see Note 7 of Notes to Consolidated Financial Statements).

 Euro

   On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency--the euro. The euro trades on currency exchanges and is used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the systems and business issues raised by the euro currency conversion. The Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

 Accounting for Derivative Instruments and Hedging Activities

   In June 1998 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. Quaker is not currently a party to any derivative financial instruments. Therefore, adoption of these new standards will not have a material impact on the Company's operating results or financial position.

 Forward-Looking and Cautionary Statements

   Except for historical information and discussions, statements contained in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those projected in such statements.

   Such risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions, and foreign currency fluctuations that may affect worldwide results of operations. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, or durable goods manufacturers.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Quaker is exposed to the impact of interest rates, foreign currency fluctuations, and changes in commodity prices.

   Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of December 31, 2000, Quaker had $27,000 in short-term borrowings.

   Foreign Exchange Risk. A significant portion of Quaker's revenues and earnings is generated by its foreign operations. All such operations use the local currency as their functional currency. Accordingly, Quaker's financial results are affected by risks typical of international business such as currency fluctuations, particularly between the U.S. dollar, the Brazilian real and the E.U. euro. As exchange rates vary, Quaker's results can be materially adversely affected.

   In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was immaterial, and there are no contracts or options outstanding at December 31, 2000.

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

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Financial Statements:
  Report of Independent Accountants........................................  12
  Consolidated Statement of Operations.....................................  13
  Consolidated Balance Sheet...............................................  14
  Consolidated Statement of Cash Flows.....................................  15
  Consolidated Statement of Shareholders' Equity...........................  16
  Notes to Consolidated Financial Statements...............................  17

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Quaker Chemical Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Quaker Chemical Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, PA
March 9, 2001

                          QUAKER CHEMICAL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                     Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                     (Dollars in thousands
                                                   except per share amounts)
Net sales........................................  $267,570  $265,671  $264,453
                                                   --------  --------  --------
Costs and expenses:
 Cost of goods sold..............................   155,530   150,028   153,760
 Selling, general, and administrative expenses...    86,865    88,676    88,162
Net gain on exit of businesses...................    (1,473)      --        --
Litigation charge................................     1,500       --        --
Repositioning and integration (credit) charges...       --       (314)    5,261
                                                   --------  --------  --------
                                                    242,422   238,390   247,183
                                                   --------  --------  --------
Operating income.................................    25,148    27,281    17,270
Other income, net................................     2,434     1,862     1,116
Interest expense.................................    (2,030)   (2,486)   (2,151)
Interest income..................................       934       494       562
                                                   --------  --------  --------
Income before taxes..............................    26,486    27,151    16,797
Taxes on income..................................     8,211    10,860     6,719
                                                   --------  --------  --------
                                                     18,275    16,291    10,078
Equity in net income of associated companies.....     1,424       957       961
Minority interest in net income of subsidiaries..    (2,536)   (1,597)     (389)
                                                   --------  --------  --------
Net income.......................................  $ 17,163  $ 15,651  $ 10,650
                                                   ========  ========  ========
Per share data:
 Net income--basic...............................     $1.94     $1.76     $1.21
 Net income--diluted.............................     $1.93     $1.74     $1.20
 Dividends.......................................     $ .80     $ .77     $ .74


                See notes to consolidated financial statements.

                          QUAKER CHEMICAL CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                                                      (Dollars in thousands
                                                    except per share amounts)
ASSETS

Current assets
  Cash and cash equivalents........................     $ 16,552      $  8,677
  Accounts receivable..............................       54,401        55,132
  Inventories......................................       22,716        23,357
  Deferred income taxes............................        4,977         4,843
  Prepaid expenses and other current assets........        4,535         4,232
                                                    ------------  ------------
    Total current assets...........................      103,181        96,241
Property, plant, and equipment, net................       42,459        44,752
Intangible assets..................................       17,370        15,994
Investments in associated companies................        5,925         5,773
Deferred income taxes..............................        9,914         9,688
Other assets.......................................        9,312         9,765
                                                    ------------  ------------
    Total assets...................................     $188,161      $182,213
                                                    ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Short-term borrowings and current portion of
   long-term debt..................................     $  2,914      $    431
  Accounts payable.................................       21,762        22,350
  Dividends payable................................        1,811         1,742
  Accrued compensation.............................       11,854         8,749
  Other current liabilities........................       11,859        11,385
                                                    ------------  ------------
    Total current liabilities......................       50,200        44,657
Long-term debt.....................................       22,295        25,122
Deferred income taxes..............................        3,633         3,949
Accrued postretirement benefits....................        9,823         9,798
Other liabilities..................................        8,926         9,370
                                                    ------------  ------------
    Total liabilities..............................       94,877        92,896
                                                    ------------  ------------
Minority interest in equity of subsidiaries........        8,377         8,118
                                                    ------------  ------------
Commitments and contingencies......................

Shareholders' equity
  Common stock, $1 par value; authorized 30,000,000
   shares; issued (including treasury shares)
   9,664,009 shares................................        9,664         9,664
  Capital in excess of par value...................          746           832
  Retained earnings................................      103,760        93,655
  Accumulated other comprehensive loss.............      (16,714)      (11,378)
                                                    ------------  ------------
                                                          97,456        92,773
  Treasury stock, shares held at cost;
   2000-812,646, 1999-729,986......................      (12,549)      (11,574)
                                                    ------------  ------------
    Total shareholders' equity.....................       84,907        81,199
                                                    ------------  ------------
      Total liabilities and shareholders' equity...     $188,161      $182,213
                                                    ============  ============

                See notes to consolidated financial statements.

                          QUAKER CHEMICAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Year Ended December 31,
                                                    --------------------------
                                                     2000     1999      1998
                                                    -------  -------  --------
                                                     (Dollars in thousands)
Cash flows from operating activities
 Net income........................................ $17,163  $15,651  $ 10,650
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation....................................   5,404    5,682     5,290
   Amortization....................................   1,408    1,274     1,821
   Equity in net income of associated companies....  (1,424)    (957)     (961)
   Minority interest in earnings of subsidiaries...   2,536    1,597       389
   Deferred income taxes...........................  (1,821)   1,031      (145)
   Deferred compensation and other postretirement
    benefits.......................................   1,218      326     1,396
   Net gain on exit of businesses..................  (1,473)     --        --
   Litigation charge...............................   1,500      --        --
   Repositioning and integration (credit) charges..     --      (314)    5,261
   Other, net......................................     596      926       --
 Increase (decrease) in cash from changes in
  current assets and current liabilities, net of
  acquisitions and divestitures:
   Accounts receivable, net........................  (2,187)  (6,132)   (2,684)
   Inventories.....................................    (650)    (644)   (1,149)
   Prepaid expenses and other current assets.......  (1,596)    (400)   (1,879)
   Accounts payable and accrued liabilities........  (1,805)  (1,313)     (851)
   Change in repositioning liabilities.............    (328)  (2,139)   (1,882)
   Estimated taxes on income.......................   2,852     (361)   (2,675)
                                                    -------  -------  --------
     Net cash provided by operating activities.....  21,393   14,227    12,581
                                                    -------  -------  --------
Cash flows from investing activities
 Capital expenditures..............................  (6,126)  (5,726)   (8,099)
 Dividends from associated companies...............     625      615     1,096
 Investments in and advances to associated
  companies........................................     --       (28)     (621)
 Payments related to acquisitions..................  (3,500)     --     (9,350)
 Proceeds from sale of business....................   5,200      --        --
 Proceeds from disposition of assets...............   1,006       88        70
 Other, net........................................  (1,249)  (1,302)       63
                                                    -------  -------  --------
     Net cash used in investing activities.........  (4,044)  (6,353)  (16,841)
                                                    -------  -------  --------
Cash flows from financing activities
 Dividends paid....................................  (6,989)  (6,817)   (6,526)
 Net (decrease) increase in short-term
  borrowings.......................................    (290)    (689)    1,078
 Long-term borrowings..............................     --       --        483
 Repayment of long-term debt.......................     (28)    (409)      --
 Treasury stock issued.............................     810      557     1,588
 Treasury stock repurchased........................  (1,961)     --        --
 Other, net........................................    (295)     --        --
                                                    -------  -------  --------
     Net cash used in financing activities.........  (8,753)  (7,358)   (3,377)
                                                    -------  -------  --------
 Effect of exchange rate changes on cash...........    (721)  (2,052)     (566)
   Net increase (decrease) in cash and cash
    equivalents....................................   7,875   (1,536)   (8,203)
   Cash and cash equivalents at beginning of year..   8,677   10,213    18,416
                                                    -------  -------  --------
   Cash and cash equivalents at end of year........ $16,552  $ 8,677  $ 10,213
                                                    =======  =======  ========
Supplemental cash flow disclosures
 Cash paid during the year for:
   Income taxes.................................... $ 6,935  $10,310  $  5,059
   Interest........................................   2,020    2,494     1,945

                See notes to consolidated financial statements.

                          QUAKER CHEMICAL CORPORATION

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                          Accumulated
                                       Capital in                            other
                                Common excess of  Retained    Unearned   comprehensive Treasury
                                stock  par value  earnings  compensation income (loss)  stock     Total
                                ------ ---------- --------  ------------ ------------- --------  --------
                                            (Dollars in thousands except per share amounts)
Balance at December 31, 1997..  $9,664   $ 928    $ 80,749     $(528)      $   (874)   $(14,963) $ 74,976
                                                                                                 --------
  Net income..................     --      --       10,650       --             --          --     10,650
  Currency translation
   adjustments................     --      --          --        --           1,788         --      1,788
  Minimum pension liability...     --      --          --        --            (332)        --       (332)
                                                                                                 --------
  Comprehensive income........     --      --          --        --             --          --     12,106
                                                                                                 --------
  Dividends ($.74 per share)..     --      --       (6,526)      --             --          --     (6,526)
  Shares issued upon exercise
   of options.................     --     (339)        --        --             --        1,574     1,235
  Shares issued for employee
   stock purchase plan........     --       90         --        --             --          395       485
  Restricted stock............     --      231         --        528            --          700     1,459
                                ------   -----    --------     -----       --------    --------  --------
Balance at December 31, 1998..   9,664     910      84,873       --             582     (12,294)   83,735
                                                                                                 --------
  Net income..................     --      --       15,651       --             --          --     15,651
  Currency translation
   adjustments................     --      --          --        --         (11,997)        --    (11,997)
  Minimum pension liability...     --      --          --        --              37         --         37
                                                                                                 --------
  Comprehensive income........     --      --          --        --             --          --      3,691
                                                                                                 --------
  Dividends ($.77 per share)..     --      --       (6,869)      --             --          --     (6,869)
  Shares issued upon exercise
   of options.................     --       (3)        --        --             --          167       164
  Shares issued for employee
   stock purchase plan........     --      (75)        --        --             --          553       478
                                ------   -----    --------     -----       --------    --------  --------
Balance at December 31, 1999..   9,664     832      93,655       --         (11,378)    (11,574)   81,199
                                                                                                 --------
  Net income..................     --      --       17,163       --             --          --     17,163
  Currency translation
   adjustments................     --      --          --        --          (5,546)        --     (5,546)
  Minimum pension liability...     --      --          --        --             210         --        210
                                                                                                 --------
  Comprehensive income........     --      --          --        --             --          --     11,827
                                                                                                 --------
  Dividends ($.80 per share)..     --      --       (7,058)      --             --          --     (7,058)
  Shares acquired under
   repurchase program.........     --      --          --        --             --       (1,961)   (1,961)
  Shares issued upon exercise
   of options.................     --      (54)        --        --             --          613       559
  Shares issued for employee
   stock purchase plan........     --      (32)        --        --             --          373       341
                                ------   -----    --------     -----       --------    --------  --------
Balance at December 31, 2000..  $9,664   $ 746    $103,760       --        $(16,714)   $(12,549) $ 84,907
                                ======   =====    ========     =====       ========    ========  ========

                See notes to consolidated financial statements.

                          QUAKER CHEMICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)


Note 1--Significant Accounting Policies

   Principles of consolidation: All majority-owned subsidiaries are included in the Company's consolidated financial statements, with appropriate elimination of intercompany balances and transactions. Investments in associated (less than majority-owned) companies are accounted for under the equity method.

   Translation of foreign currency: Assets and liabilities of non-U.S. subsidiaries and associated companies are translated into U.S. dollars at the respective rates of exchange prevailing at the end of the year. Income and expense accounts are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are recorded directly in shareholders' equity and will be included in income only upon sale or liquidation of the underlying investment.

   Cash and cash equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   Inventories: Inventories are valued at the lower of cost or market value. Cost of domestic inventories, except for those of the coatings segment, are determined using the last-in, first-out ("LIFO") method. Cost of non-U.S. subsidiaries and the domestic coatings segment inventories are determined using the first-in, first-out ("FIFO") method.

   Long-lived assets: Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method on an individual asset basis over the following estimated useful lives: buildings and improvements, 10 to 45 years; and machinery and equipment, 3 to 15 years. The carrying value of long-lived assets is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. Expenditures for renewals and betterments which increase the estimated useful life or capacity of the assets are capitalized; expenditures for repairs and maintenance are expensed when incurred.

   Intangible assets: Intangible assets consist of goodwill and other intangibles arising from acquisitions which are being amortized on a straight-line basis over various periods not exceeding 40 years. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability and, if warranted, impairment or adjustment of the period benefited would be recognized. At December 31, 2000 and 1999, accumulated amortization amounted to $6,032 and $5,532, respectively.

   Revenue recognition: Sales are recorded when products are shipped to customers and services earned. License fees and royalties are recorded when earned.

   Research and development costs: Research and development costs are expensed as incurred. Company sponsored research and development expenses during 2000, 1999, and 1998 were $8,496, $8,524, and $9,550, respectively.

   Concentration of credit risk: Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash equivalents, short-term investments, and trade receivables. The Company invests temporary and excess cash in money market securities and financial

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)

instruments having maturities typically within 90 days. The Company has not experienced losses from the aforementioned investments.

   The Company sells its principal products to major steel, automotive, and related companies around the world. The Company maintains allowances for potential credit losses. The allowance for doubtful accounts was $2,960 in 2000 and $1,133 in 1999. Historically, the Company has experienced some losses related to bankruptcy proceedings of major steel companies in the U.S. Prior to 2000, such losses have not been material. In 2000, the Company recorded an allowance of $1,672 related to two U.S. steel customers which filed for bankruptcy protection under Chapter 11.

   Environmental liabilities and expenditures: Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. Environmental costs and remediation costs are capitalized if the costs increase the value of the property from the date acquired or constructed and/or mitigate or prevent contamination in the future.

   Comprehensive income: The Company presents the components of comprehensive income in its Statement of Shareholders' Equity. The accumulated currency translation adjustments and minimum pension liability included in accumulated other comprehensive loss were $15,963 and $751 at December 31, 2000, respectively, and $10,417 and $961 at December 31, 1999, respectively. The change in currency translation adjustment during 2000 is due to currency fluctuations, primarily between the U.S. dollar, the Brazilian real and the E.U. euro. The change in currency translation adjustment in 1999 is mainly related to the Brazilian acquisition (see Note 12).

   Recently Issued Accounting Standards: In June 1998 and June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The adoption of these new standards is not expected to have a material impact on the Company's operating results or financial position.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements", which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The implementation of SAB 101 in the fourth quarter of 2000 did not have a material effect on the Company's financial statements.

   In July 2000, the Emerging Issues Task Force (EITF) of the FASB issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which addresses the income statement classification of shipping and handling fees and costs. As a result of implementing EITF No. 00-10, the Company now classifies as revenues certain freight charges billed to customers and has restated prior years' revenues and cost of sales in accordance with this guidance. Implementation of EITF No. 00-10 had no impact on earnings.

   Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingencies at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from such estimates.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   Reclassifications: Certain reclassifications of prior years' data have been made to improve comparability and to comply with EITF No. 00-10.

Note 2--Repositioning and Integration Charges

   In the fourth quarter of 1998, the Company announced and implemented a repositioning and integration plan to better align its organizational structure with market demands, improve operational performance and reduce costs, and recorded a pre-tax charge of $5,261 ($2,882 after-tax and minority interest, or $0.33 per share). The repositioning and integration charge included workforce reductions (approximately 70 employees) in the Company's U.S., South American and European operations and integration costs associated with the closure of a leased facility as a result of the Company's acquisition in Brazil (see Note
12).

   The components of the 1998 pre-tax repositioning and integration charge included severance and other benefit costs of $3,990 and early pension and other postretirement benefits of $1,271. At the end of 1999, the Company had substantially implemented these initiatives and reversed approximately $314 of the original charge. The remaining severance and other benefit costs liability balance at December 31, 2000 of $244 was paid in January 2001. The liabilities for early pension and other postretirement benefits are included in the Company's pension and postretirement benefits obligations (see Note 7).

   The components of pre-tax charges incurred in 1998, as well as balances remaining at December 31, 2000, were as follows:

1998 repositioning and integration charges for severance, other employee benefits and integration costs.............................. $3,990
Benefit payments in 1998..............................................   (965)
Benefit payments in 1999.............................................. (2,139)
1999 adjustment.......................................................   (314)
Benefit payments in 2000..............................................   (328)
                                                                       ------
Remaining liability at December 31, 2000.............................. $  244
                                                                       ======

Note 3--Investments in Associated Companies

   Summarized financial information of the associated companies (less than majority-owned), in the aggregate, is as follows:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
Current assets................................................. $26,999 $28,983
Noncurrent assets..............................................   5,391   6,648
Current liabilities............................................  13,763  16,091
Noncurrent liabilities.........................................   4,776   4,676

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
Net sales............................................... $57,460 $54,224 $50,542
Gross margin............................................  21,227  20,377  18,893
Operating income........................................   5,226   5,821   5,963
Net income..............................................   2,004   2,196   2,367

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


Note 4--Inventories

   Total inventories comprise:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
Raw materials and supplies..................................... $11,872 $12,140
Work in process and finished goods.............................  10,844  11,217
                                                                ------- -------
                                                                $22,716 $23,357
                                                                ======= =======

   Inventories valued under the LIFO method amounted to $6,497 and $6,380 at December 31, 2000 and 1999, respectively. The estimated replacement costs for these inventories using the FIFO method were approximately $6,287 and $5,929, respectively.

Note 5--Property, Plant, and Equipment

   Property, plant, and equipment comprise:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
Land........................................................... $ 5,670 $ 5,437
Building and improvements......................................  33,881  34,696
Machinery and equipment........................................  65,844  65,542
Construction in progress.......................................   2,639   3,249
                                                                ------- -------
                                                                108,034 108,924
Less accumulated depreciation..................................  65,575  64,172
                                                                ------- -------
                                                                $42,459 $44,752
                                                                ======= =======

Note 6--Taxes on Income

   Taxes on income consist of the following:

                                                      Year Ended December 31,
                                                      -------------------------
                                                       2000      1999    1998
                                                      -------  -------- -------
Current:
  Federal............................................ $ 2,411  $  3,528 $ 1,294
  State..............................................     145        85     145
  Foreign............................................   7,476     6,216   5,425
                                                      -------  -------- -------
                                                       10,032     9,829   6,864
Deferred:
  Federal............................................  (1,337)      522  (1,016)
  Foreign............................................    (484)      509     871
                                                      -------  -------- -------
Total................................................ $ 8,211  $ 10,860 $ 6,719
                                                      =======  ======== =======

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   Total deferred tax assets and liabilities are composed of the following at December 31:

                                                    2000             1999
                                               ---------------  ---------------
                                                        Non-             Non-
                                               Current current  Current current
                                               ------- -------  ------- -------
Retirement benefits........................... $   13  $   --   $  155  $   --
Allowance for doubtful accounts...............    560      --      180      --
FRS impairment................................    --     1,836     --     1,836
Insurance and litigation reserves.............    670      --    1,523      --
Postretirement benefits.......................    --     3,102     --     3,082
Supplemental retirement benefits..............    --       802     --       772
Performance incentives........................  2,637      722   1,790      102
Alternative minimum tax carryforward..........    --       396     --       743
Repositioning charges.........................  1,097    2,873   1,195    2,873
Operating loss carryforward...................    --     1,222     --     1,618
Other.........................................    --       183     --       280
Valuation allowance...........................    --    (1,222)    --    (1,618)
                                               ------  -------  ------  -------
Total deferred tax assets..................... $4,977  $ 9,914  $4,843  $ 9,688
                                               ======  =======  ======  =======
Depreciation..................................         $ 3,467          $ 2,944
Sale of business..............................             --               916
Other.........................................             166               89
                                                       -------          -------
Total deferred tax liabilities................         $ 3,633          $ 3,949
                                                       =======          =======

   The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31:

                                                                                 2000    1999    1998
                                                                                ------  ------- ------
Income tax provision at the Federal statutory tax rate........................  $9,005  $ 9,231 $5,833
State income tax provisions, net..............................................      96       56     96
Non-deductible entertainment and business meal expense........................     173      195    206
Foreign taxes on earnings at rates different from the Federal statutory rate..  (1,239)   1,321    197
Miscellaneous items, net......................................................     176       57    387
                                                                                ------  ------- ------
Taxes on income...............................................................  $8,211  $10,860 $6,719
                                                                                ======  ======= ======

   At December 31, 2000, the Company has foreign net operating loss carryforwards of $3,864, of which $207 expire between 2001 and 2002. There is no time limit for the remaining net operating loss carryforwards of $3,657. Due to the uncertainty of the realization of these deferred tax assets, the Company has established a valuation allowance against these carryforward benefits.

   U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries since it is the Company's intention to continue to reinvest these earnings in those subsidiaries for working capital and expansion needs. The amount of such undistributed earnings at December 31, 2000 was approximately $107,000. Any income tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


Note 7--Pension and Other Postretirement Benefits

   The Company maintains various noncontributory retirement plans, the largest of which is in the U.S., covering substantially all of its employees in the U.S. and certain other countries. The plans of the Company's subsidiaries in the Netherlands and in the United Kingdom are subject to the provision of SFAS No. 87, "Employers' Accounting for Pensions." The plans of the remaining non-U.S. subsidiaries are, for the most part, either fully insured or integrated with the local governments' plans and are not subject to the provisions of SFAS No. 87.

   The following table shows the components of pension costs for the periods indicated:

                                                          2000    1999    1998
                                                         ------  ------  ------
Service cost............................................ $2,442  $2,136  $1,608
Interest cost...........................................  4,169   3,962   3,613
Expected return on plan assets.......................... (4,583) (4,614) (4,416)
Other amortization, net.................................     97     (46)   (387)
Early pension benefits (Note 2).........................    --      --      965
                                                         ------  ------  ------
Net pension cost of plans subject to SFAS No. 87........  2,125   1,438   1,383
Pension costs of plans not subject to SFAS No. 87.......     69      67     243
                                                         ------  ------  ------
Net pension costs....................................... $2,194  $1,505  $1,626
                                                         ======  ======  ======

   The U.S. defined benefit pension plan is the largest plan. The significant assumptions for the U.S. plan were as follows:

                                                               2000  1999  1998
                                                               ----- ----- -----
Discount rate for projected benefit obligation................  7.5%  7.5% 6.75%
Assumed long-term rate of compensation increases..............  5.5%  5.5%  5.5%
Long-term rate of return on plan assets....................... 9.25% 9.25% 9.25%

   All other pension plans used assumptions in determining the actuarial present value of the projected benefit obligations which are consistent with (but not identical to) those of the U.S. plan.

   The Company has postretirement benefit plans that provide medical and life insurance benefits for certain retired employees of the Company. Both the medical and life insurance plans are currently unfunded.

   The following table shows the components of postretirement costs for the periods indicated:

                                                               2000 1999  1998
                                                               ---- ---- ------
Service cost.................................................. $105 $114 $  100
Interest cost.................................................  714  669    622
                                                               ---- ---- ------
Net periodic postretirement benefit cost......................  819  783    722
Early postretirement benefits (Note 2)........................  --   --     306
                                                               ---- ---- ------
Net periodic postretirement benefit cost...................... $819 $783 $1,028
                                                               ==== ==== ======

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   The following table shows the Company plans' funded status reconciled with amounts reported in the consolidated balance sheet as of December 31:

                                                                   Other
                                                Pension       postretirement
                                               benefits          benefits
                                            ----------------  ----------------
                                             2000     1999     2000     1999
                                            -------  -------  -------  -------
Change in benefit obligation
Benefit obligation at beginning of year...  $64,712  $63,471  $ 9,607  $ 9,575
Service cost..............................    2,382    2,083      105      114
Interest cost.............................    4,169    3,962      714      669
Amendments................................      253      --       --       --
Translation difference....................   (1,365)  (2,436)     --       --
Actuarial (gain)/loss.....................     (337)   1,230      209      100
Benefits paid.............................   (4,031)  (3,640)    (794)    (851)
Other.....................................       41       42      --       --
                                            -------  -------  -------  -------
Benefit obligation at end of year.........   65,824   64,712    9,841    9,607
Change in plan assets
Fair value of plan assets at beginning of
 year.....................................   58,233   58,312      --       --
Actual return on plan assets..............    3,032    3,950      --       --
Employer contribution.....................    1,571    1,728      794      851
Plan participants' contributions..........       61       62      --       --
Translation difference....................   (1,114)  (2,259)     --       --
Benefits paid.............................   (3,777)  (3,560)    (794)    (851)
                                            -------  -------  -------  -------
Fair value of plan assets at end of year..   58,006   58,233      --       --
Funded status.............................   (7,818)  (6,479)  (9,841)  (9,607)
Unrecognized transition asset.............   (1,103)  (1,608)     --       --
Unrecognized gain/(loss)..................    2,882    2,481       18     (191)
Unrecognized prior service cost...........    3,660    3,658      --       --
                                            -------  -------  -------  -------
Net amount recognized.....................  $(2,379) $(1,948) $(9,823) $(9,798)
                                            =======  =======  =======  =======
Amounts recognized in the balance sheet
 consist of:
  Prepaid benefit cost....................  $ 3,105  $ 3,467
  Accrued benefit obligation..............   (6,311)  (6,630)
  Intangible asset........................       76      254
  Accumulated other comprehensive income..      751      961
                                            -------  -------
Net amount recognized.....................  $(2,379) $(1,948)
                                            =======  =======

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $7,075, $6,222, and $0, respectively, as of December 31, 2000 and $9,912, $8,893, and $3,463, respectively, as of December 31, 1999.

   The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 2000 and 1999.

   In valuing costs and liabilities, different health care cost trend rates were used for retirees under and over age 65. The average assumed rate for medical benefits for all retirees was 8% in 2000, gradually decreasing to 5% over nine years. A 1% increase in the health care cost trend rate would increase total service and interest cost for 2000 by $37 and the accumulated postretirement benefit obligation as of December 31, 2000 by $534.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)

A 1% decrease in the health care cost trend rate would decrease total service and interest cost for 2000 by $34 and the accumulated postretirement benefit obligation as of December 31, 2000 by $480.

   The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $575, $511, and $411 in 2000, 1999, and 1998, respectively, representing the annual accrued benefits under this plan.

   Profit sharing plan: The Company also maintains a qualified profit sharing plan covering substantially all domestic employees other than those who are compensated on a commission basis. Contributions were $617, $1,251, and $310 for 2000, 1999, and 1998, respectively. In January 2001, this plan was replaced by an enhanced employer match on the Company's 401(k) plan. Contributions through this match are expected to approximate those of the profit sharing plan.

Note 8--Debt

   Debt consisted of the following:

                                                                  December 31,
                                                                 ---------------
                                                                  2000    1999
                                                                 ------- -------
6.98% Senior unsecured notes due 2007..........................  $20,000 $20,000
Industrial development authority monthly floating rate (4.6% at
 December 31, 2000) demand bonds maturing 2014.................    5,000   5,000
Other debt obligations.........................................      209     553
                                                                 ------- -------
                                                                  25,209  25,553
Less current portion...........................................    2,914     431
                                                                 ------- -------
                                                                 $22,295 $25,122
                                                                 ======= =======

   The long-term financing agreements require the maintenance of certain financial covenants with which the Company is in compliance.

   During the next five years, payments on long-term debt are due as follows:
$2,887 in 2001, $3,009 in 2002, and $2,857 in 2003, 2004, and 2005.

   At December 31, 2000 and 1999, the Company had outstanding short-term borrowings with banks under lines of credit in the aggregate of $27 and $331, respectively.

   The Company has available a $18,000 unsecured line of credit. Any borrowings under this line of credit will be at the bank's most competitive rate of interest in effect at the time. There were no outstanding borrowings under this line of credit at December 31, 2000 or 1999.

   At December 31, 2000 and 1999, the values at which the financial instruments are recorded are not materially different from their fair market value.

Note 9--Shareholders' Equity

   Holders of record of the Company's common stock for a period of 36 consecutive calendar months or less are entitled to 1 vote per share of common stock. Holders of record of the Company's common stock for a period greater than 36 consecutive calendar months are entitled to 10 votes per share of common stock.

   Treasury stock is held for use by the various Company plans which require the issuance of the Company's common stock.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   The Company is authorized to issue 10,000,000 shares of preferred stock, $1.00 par value, subject to approval by the Board of Directors. The Board of Directors may designate one or more series of preferred stock and the number of shares, rights, preferences, and limitations of each series. No preferred stock has been issued.

   Under provisions of a stock purchase plan which permits employees to purchase shares of stock at 85% of the market value, 20,857 shares, 30,962 shares, and 27,538 shares were issued from treasury in 2000, 1999, and 1998, respectively. The number of shares that may be purchased by an employee in any year is limited by factors dependent upon the market value of the stock and the employee's base salary. As of January 1, 2001, a new Employee Stock Purchase Plan became effective under which employees may purchase stock under similar terms as the prior plan. Under the new plan, which replaced the previous plan, 500,000 shares are available for purchase.

   The Company has a long-term incentive program for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options are exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant for options issued in 1999 and ten years for options issued in prior years. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation." Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at grant date for awards in 2000, 1999, and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         2000    1999    1998
                                                        ------- ------- -------
Net income--as reported................................ $17,163 $15,651 $10,650
Net income--pro forma..................................  16,894  15,307  10,304
Net income per share--
 as reported (diluted)................................. $  1.93 $  1.74 $  1.20
Net income per share--
 pro forma (diluted)...................................    1.90    1.71    1.16

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option - pricing model with the following weighted-average assumptions:

                                                               2000  1999  1998
                                                               ----  ----  ----
Dividend yield................................................  3.9%  3.9%  3.9%
Expected volatility........................................... 20.4% 24.2% 22.7%
Risk-free interest rate....................................... 5.12% 6.45% 5.09%
Expected life (years).........................................    7     8     9

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   The table below summarizes transactions in the plan during 2000, 1999, and 1998.

                                2000                1999               1998
                         ------------------- ------------------- -----------------
                                    Weighted            Weighted          Weighted
                                    Average             Average  Number   Average
                         Number of  Exercise Number of  Exercise   of     Exercise
                          Shares     Price    Shares     Price   Shares    Price
                         ---------  -------- ---------  -------- -------  --------
Options outstanding at
 January 1,............. 1,082,947   $16.93    943,263   $17.34  921,999   $17.03
Options granted.........   140,700    14.69    157,600    14.37  155,400    17.19
Options exercised.......   (25,350)   16.27     (2,516)   14.17  (97,994)   12.89
Options expired.........   (57,850)   18.19    (15,400)   16.33  (36,142)   21.02
                         ---------           ---------           -------
Options outstanding at
 December 31,........... 1,140,447    16.60  1,082,947    16.93  943,263    17.34
                         =========           =========           =======
Options exercisable at
 December 31,...........   906,306    17.01    826,347    17.35  760,352    17.47
                         =========           =========           =======

   The following table summarizes information about stock options outstanding at December 31, 2000:

                    Options Outstanding                          Options Exercisable
------------------------------------------------------------ ---------------------------
                   Number                        Weighted      Number       Weighted
   Range of      Outstanding Weighted Average    Average     Exercisable     Average
Exercise Prices  at 12/31/00 Contractual Life Exercise Price at 12/31/00 Exercise Prices
---------------  ----------- ---------------- -------------- ----------- ---------------
$12.10 - $14.52     288,995          5            $13.95       207,895       $13.80
 14.53 -  16.94     353,134          6             15.40       225,093        15.70
 16.95 -  19.36     389,095          4             18.19       364,095        18.19
 19.37 -  21.78      39,223          2             20.99        39,223        20.99
 21.79 -  24.20      70,000          4             22.36        70,000        22.36
                  ---------                                    -------
                  1,140,447          5             16.60       906,306        17.01
                  =========                                    =======

   Options were exercised for cash, resulting in the issuance of 25,350 shares in 2000 and 2,516 shares in 1999. Options to purchase 731,800 shares were available at December 31, 2000 for future grants.

   The program also provides for cash awards and commencing in 1999, common stock awards, the value of which is determined based on operating results over a three-year period for awards issued in 1999, and over a four-year period in prior years. The effect on operations of the change in the estimated value of incentive units during the year was $921, $2,246, and $870 in 2000, 1999, and 1998, respectively.

   Shareholders of record on February 20, 1990 received two stock purchase rights for each three shares of common stock outstanding. These rights expired on February 20, 2000. On March 6, 2000, the Board of Directors approved a new Rights Plan and declared a dividend of one new right (the "Rights") for each outstanding share of common stock to shareholders of record on March 20, 2000.

   The Rights become exercisable if a person or group acquires or announces a tender offer which would result in such person's acquisition of 20% or more of the Company's common stock.

   Each Right, when exercisable, entitles the registered holder to purchase one one-hundredth of a share of a newly authorized Series B preferred stock at an exercise price of sixty-five dollars per share subject to certain anti-dilution adjustments. In addition, if a person or group acquires 20% or more of the outstanding shares of the Company's common stock, without first obtaining Board of Directors' approval, as required by the terms of the Rights Agreement, each Right will then entitle its holder (other than such person or members of any such group) to purchase, at the Right's then current exercise price, a number of one one-hundredth shares of Series B preferred stock having a total market value of twice the Right's exercise price.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   In addition, at any time after a person acquires 20% of the outstanding shares of common stock and prior to the acquisition by such person of 50% or more of the outstanding shares of common stock, the Company may exchange the Rights (other than the Rights which have become null and void), in whole or in part, at an exchange ratio of one share of common stock or equivalent share of preferred stock, per Right.

   The Board of Directors can redeem the Rights for $.01 per Right at any time prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock. Until a Right is exercised, the holder thereof will have no rights as a shareholder of the Company, including without limitation, the right to vote or to receive dividends. Unless earlier redeemed or exchanged, the Rights will expire on March 20, 2010.

   Restricted stock bonus: In 1995 and 1997, the Company granted restricted stock which was recognized as compensation over the period the shares were earned or vested. In 1998 the Company recognized expense of $528 with respect to this restricted stock.

Note 10--Earnings Per Share

   The following table summarizes earnings per share (EPS) calculations for the years ended December 31, 2000, 1999, and 1998:

                                                            December 31,
                                                       -----------------------
                                                        2000    1999    1998
                                                       ------- ------- -------
Numerator for basic EPS and diluted EPS--net income... $17,163 $15,651 $10,650
                                                       ------- ------- -------
Denominator for basic EPS--weighted average shares....   8,831   8,914   8,789
Effect of dilutive securities, primarily employee
 stock options........................................      65      61      71
                                                       ------- ------- -------
Denominator for diluted EPS--weighted average shares
 and assumed conversions..............................   8,896   8,975   8,860
                                                       ------- ------- -------
Basic EPS.............................................   $1.94   $1.76   $1.21
Diluted EPS...........................................    1.93    1.74    1.20

   The following number of stock options are not included in dilutive earnings per share since in each case the exercise price is greater than the market price: 190, 192, and 190, in 2000, 1999, and 1998, respectively.

Note 11--Business Segments

   The Company's reportable segments are as follows:

     (1) Metalworking process chemicals--products used as lubricants for various heavy industrial and manufacturing applications.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


     (2) Coatings--temporary and permanent coatings for metal products and chemical milling maskants.

     (3) Other chemical products--primarily chemicals used in the manufacturing of paper as well as other various chemical products.

   Segment data includes direct segment costs as well as general operating costs, including depreciation, allocated to each segment based on net sales.

   The table below presents information about the reported segments for the years ended December 31:

                                       Metalworking           Other
                                         Process             Chemical
                                        Chemicals   Coatings Products   Total
                                       ------------ -------- --------  --------
2000
  Net sales...........................   $244,055   $17,560  $ 5,955   $267,570
  Operating income (loss).............     56,921     4,216     (740)    60,397
  Depreciation........................      5,122       122      125      5,369
1999
  Net sales...........................   $243,007   $18,094  $ 4,570   $265,671
  Operating income ...................     55,207     5,591      729     61,527
  Depreciation........................      5,090       116      281      5,487
1998
  Net sales...........................   $232,245   $19,521  $12,687   $264,453
  Operating income ...................     48,332     6,150      507     54,989
  Depreciation........................      4,805        84      261      5,150

   Operating income comprises revenue less related costs and expenses. Nonoperating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from nonconsolidated associates.

   A reconciliation of total segment operating income to total consolidated income before taxes, for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                    2000      1999      1998
                                                  --------  --------  --------
Total operating income for reportable segments... $ 60,397  $ 61,527  $ 54,989
Repositioning and integration credit (charges)...      --        314    (5,261)
Nonoperating charges.............................  (33,779)  (33,091)  (30,497)
Depreciation and amortization....................   (1,443)   (1,469)   (1,961)
Net gain on exit of businesses...................    1,473       --        --
Litigation charge................................   (1,500)      --        --
Interest expense.................................   (2,030)   (2,486)   (2,151)
Interest income..................................      934       494       562
Other income, net................................    2,434     1,862     1,116
                                                  --------  --------  --------
Consolidated income before taxes................. $ 26,486  $ 27,151  $ 16,797
                                                  ========  ========  ========

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   The following sales and long-lived asset information is by geographic area as of and for the years ended December 31:

                                                        2000     1999     1998
                                                      -------- -------- --------
Net sales
United States........................................ $117,106 $121,188 $123,472
Europe...............................................   92,151   92,687   96,267
Asia/Pacific.........................................   28,621   27,125   25,750
South America........................................   29,692   24,671   18,964
                                                      -------- -------- --------
Consolidated......................................... $267,570 $265,671 $264,453
                                                      ======== ======== ========

                                                        2000     1999     1998
                                                      -------- -------- --------
Long-lived assets
United States........................................ $ 32,467 $ 31,692 $ 29,917
Europe...............................................   23,011   26,235   30,341
Asia/Pacific.........................................    5,420    6,211    5,606
South America........................................   14,168   12,146   18,677
                                                      -------- -------- --------
Consolidated......................................... $ 75,066 $ 76,284 $ 84,541
                                                      ======== ======== ========

Note 12--Business Acquisitions and Divestitures

   The Company completed the acquisition and divestiture set forth below. The acquisition was accounted for as a purchase, and, accordingly, the purchase price was allocated between fair value of identifiable net assets acquired and the excess of cost over net assets of the acquired company. The consolidated financial statements include operating results of the business acquired from the date of acquisition. Pro forma results of operations have not been presented for the acquisition or the divestiture because the effects of these transactions, individually or in the aggregate, were not material.

   On May 31, 2000, the Company completed the sale of its U.S. pulp and paper business for $5,200. The Company recorded a pre-tax gain on the sale of $2,370.

   On June 25, 1998, the Company completed formation of a majority-owned joint venture in Brazil and small businesses in Italy and Venezuela for approximately $9,350, of which goodwill comprises $5,500 and is being amortized over 20 years. The agreement provided for an earn-out provision if certain performance targets were met. Those targets were met and $3,500 was paid in 2000, resulting in additional goodwill that is being amortized over the remaining life of the initial goodwill.

Note 13--Commitments and Contingencies

   The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites. The Company identified certain soil and groundwater contamination at AC Products, Inc. ("ACP"), a wholly owned subsidiary. In coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. During the second quarter of 2000, it was discovered during an internal environmental audit that ACP had failed to properly report its air emissions. In response, an internal investigation of all environmental, health, and safety matters at ACP was conducted. ACP has voluntarily disclosed these matters to regulators and has taken steps to correct all environmental, health, and safety issues discovered. The Company believes that the potential uninsured known

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)

liabilities associated with these matters approximate $1.5 million, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of fines, penalties, and damages will not be incurred in excess of the amount reserved.

   Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $260 and $176 was accrued at December 31, 2000 and 1999, respectively, to provide for such anticipated future environmental assessments and remediation costs.

   A wholly owned non-operating subsidiary of the Company is a co-defendant in claims filed by multiple claimants alleging injury due to exposure to asbestos. Although there can be no assurance regarding the outcome of existing claims proceedings, the subsidiary believes that it has made adequate accruals for all potential uninsured liabilities related to claims of which it is aware. Effective October 31, 1997, the subsidiary's insurance carriers agreed to be responsible for all damages and costs (including attorneys' fees) arising out of all existing and future asbestos claims. At December 31, 2000, the subsidiary had accrued approximately $50 to provide for anticipated damages and costs incurred prior to October 31, 1997.

   The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


Note 14--Quarterly Results (unaudited)


                                                  First  Second   Third  Fourth
                                                 ------- ------- ------- -------
2000
  Net sales..................................... $66,994 $69,355 $68,478 $62,743
  Gross profit..................................  27,888  29,228  28,129  26,795
  Operating income..............................   6,252   6,993   6,398   5,505
  Net income....................................   4,371   4,671   4,683   3,438
  Net income per share (basic and diluted)......    $.49    $.53    $.53    $.39

1999
  Net sales..................................... $62,439 $65,876 $69,667 $67,689
  Gross profit..................................  27,098  28,196  30,660  29,689
  Operating income..............................   4,975   6,401   7,939   7,966
  Net income....................................   2,998   3,803   4,264   4,586
  Net income per share (basic and diluted)......    $.34    $.42    $.48    $.51

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

   Incorporated by reference is the information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" contained in the Registrant's definitive Proxy Statement to be filed no later than 120 days after the close of its fiscal year ended December 31, 2000 (the "2001 Proxy Statement") and the information appearing in Item 4(a) on pages 4 and 5 of this Report.

 Section 16(a) Beneficial Ownership Reporting Compliance.

   Based solely on the Company's review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended, and written representations of the Company's officers and directors, the Company believes that all reports required to be filed pursuant to Section 16(a) of the 1934 Act with respect to transactions in the Company's Common Stock through December 31, 2000 were filed on a timely basis.

Item 11. Executive Compensation.

   Incorporated by reference is the information beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Compensation/Management Development Committee Report on Executive Compensation" contained in the Registrant's 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Incorporated by reference is the information beginning immediately following the caption "Security Ownership of Certain Beneficial Owners and Management" to, but not including, the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Registrant's 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

   No information is required to be provided in response to this Item 13.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) Exhibits and Financial Statement Schedules

1.Financial Statement Schedules

   Schedule II--Valuation and Qualifying Accounts for the years 2000, 1999 and
1998 ....................................................................page 37

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   Financial statements of 50% or less owned companies have been omitted because none of the companies meets the criteria requiring inclusion of such statements.

2.Exhibits (numbered in accordance with Item 601 of Regulation S-K)

  3(a) -- Amended and Restated Articles of Incorporation dated July 16, 1990.
          Incorporated by reference to Exhibit 3(a) as filed by Registrant with Form 10-K for the year 1996.

  3(b) -- By-Laws as amended through May 6, 1998. Incorporated by reference to
          Exhibit 3(b) as filed by Registrant with Form 10-K for the year 1998.

     4 -- Shareholder Rights Plan dated February 7, 1990. Incorporated by reference to Form 8-K as filed by the Registrant on February 20, 1990.

  4(a) -- Shareholder Rights Plan dated March 6, 2000. Incorporated by reference to Form 8-K as filed by the Registrant on March 7, 2000.

 10(a) -- Long-Term Performance Incentive Plan as approved May 5, 1993.
          Incorporated by reference to Exhibit 10(a) as filed by the Registrant with Form 10-K for the year 1993.*

 10(h) -- Documents constituting employment contract by and between Quaker
          Chemical Europe B.V. and M. C. J. Meijer dated January 1, 1991.
          Incorporated by reference to Exhibit 10(h) as filed by Registrant with Form 10-K for the year 1993.*

 10(i) -- Employment Agreement by and between the Registrant and Ronald
          J. Naples dated August 14, 1995. Incorporated by reference to Exhibit
          10(i) as filed by Registrant with Form 10-Q for the quarter ended
          September 30, 1995.*

 10(j) -- Amendment to the Stock Option Agreement dated October 2, 1995 by and between the Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(j) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

 10(k) -- Employment Agreement by and between Registrant and Jose Luiz
          Bregolato dated June 14, 1993. Incorporated by reference to Exhibit
          10(k) as filed by Registrant with Form 10-K for the year 1995.*

 10(l) -- Employment Agreement by and between Registrant and Daniel S. Ma dated
          May 18, 1993. Incorporated by reference to Exhibit 10(l) as filed by Registrant with Form 10-K for the year 1995.*

 10(o) -- Amendment No. 1 to Employment Agreement dated January 1, 1997 by and between Registrant and Ronald J. Naples. Incorporated by reference to
          Exhibit 10(o) as filed by Registrant with Form 10-K for the year
          1997.*

  10(p) -- Amendment No. 1 to 1995 Naples Restricted Stock Plan and Agreement dated January 21, 1998 by and between Registrant and Ronald J.
           Naples. Incorporated by reference to Exhibit 10(p) as filed by Registrant with Form 10-K for the year 1997.*

  10(q) -- Employment Agreement by and between Registrant and Joseph F. Virdone dated July 17, 1996. Incorporated by reference to Exhibit 10(q) as filed by Registrant with Form 10-K for the year 1997.*

  10(r) -- Employment Agreement by and between Registrant and James A. Geier dated November 5, 1997. Incorporated by reference to Exhibit 10(r) as filed by Registrant with Form 10-K for the year 1997.*

  10(s) -- Employment Agreement by and between Registrant and Joseph W. Bauer dated March 9, 1998. Incorporated by reference to Exhibit 10(s) as filed by Registrant with Form 10-K for the year 1997.*

  10(t) -- Employment Agreement by and between Registrant and Ronald J. Naples dated March 11, 1999. Incorporated by reference to Exhibit 10(t) as filed by Registrant with Form 10-K for the year 1998.*

  10(u) -- Employment Agreement by and between Registrant and Michael F. Barry dated November 30, 1998. Incorporated by reference to Exhibit 10(u) as filed by Registrant with Form 10-K for the year 1998.*

  10(v) -- Employment Agreement by and between Registrant and Ian F. Clark dated March 15, 1999. Incorporated by reference to Exhibit 10(v) as filed by Registrant with Form 10-K for the year 1998.*

  10(w) -- Change in Control Agreement by and between Registrant and
           Joseph W. Bauer dated February 1, 1999. Incorporated by reference to
           Exhibit 10(w) as filed by Registrant with Form 10-K for the year
           1998.*

  10(x) -- Change in Control Agreement by and between Registrant and
           Michael F. Barry dated November 30, 1998. Incorporated by reference to Exhibit 10(x) as filed by Registrant with Form 10-K for the year
           1998.*

  10(y) -- Change in Control Agreement by and between Registrant and
           Jose Luiz Bregolato dated January 6, 1999. Incorporated by reference to Exhibit 10(y) as filed by Registrant with Form 10-K for the year
           1998.*

  10(z) -- Change in Control Agreement by and between Registrant and
           James A. Geier dated January 15, 1999. Incorporated by reference to
           Exhibit 10(z) as filed by Registrant with Form 10-K for the year
           1998.*

 10(aa) -- Change in Control Agreement by and between Registrant and Daniel S.
           Ma dated January 15, 1999. Incorporated by reference to Exhibit
           10(aa) as filed by Registrant with Form 10-K for the year 1998.*

 10(bb) -- Change in Control Agreement by and between Registrant and
           Joseph F. Virdone dated December 21, 1998. Incorporated by reference to Exhibit 10(bb) as filed by Registrant with Form 10-K for the year
           1998.*

 10(cc) -- Change in Control Agreement by and between Registrant and Ian F.
           Clark dated March 15, 1999. Incorporated by reference to Exhibit
           10(cc) as filed by Registrant with Form 10-K for the year 1998.*

 10(dd) -- 1999 Long-Term Performance Incentive Plan as approved May 12, 1999, effective January 1, 1999. Incorporated by reference to Exhibit
           10(dd) as filed by Registrant with Form 10-K for the year 1999.*

 10(ee) -- Employment Agreement by and between Registrant and Marcus
           C. J. Meijer dated September 28, 1999. Incorporated by reference to
           Exhibit 10(ee) as Filed by Registrant with Form 10-K for the year
           1999.*

 10(ff) -- Deferred Compensation Plan as adopted by the Registrant dated
           December 17, 1999, effective July 1, 1997. Incorporated by reference to Exhibit 10(ff) as Filed by Registrant with Form 10-K for the year
           1999.*

 10(gg) -- Supplemental Retirement Income Program adopted by the Registrant on
           November 6, 1984, as amended November 8, 1989. Incorporated by reference to Exhibit 10(gg) as Filed by Registrant with Form 10-K for the year 1999.*

     21 -- Subsidiaries and Affiliates of the Registrant.

     23 -- Consent of Independent Accountants.

   * This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.

   (b) Reports on Form 8-K.

   No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this Report.

   (c) The exhibits required by Item 601 of Regulation S-K filed as part of this Report or incorporated herein by reference are listed in subparagraph
(a)(2) of this Item 14.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Quaker Chemical Corporation
                                          Registrant

                                                   /s/ Ronald J. Naples
                                          By: _________________________________
                                                     Ronald J. Naples
                                              Chairman of the Board and Chief
                                                     Executive Officer

Date: March 21, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signatures                         Capacity                  Date
              ----------                         --------                  ----

         /s/ Ronald J. Naples          Principal Executive Officer    March 21, 2001
______________________________________  and Director
           Ronald J. Naples
   Chairman of the Board and Chief
          Executive Officer

         /s/ Michael F. Barry          Principal Financial Officer    March 21, 2001
______________________________________
           Michael F. Barry
   Vice President, Chief Financial
        Officer, and Treasurer

         /s/ Maureen N. Moyer          Principal Accounting Officer   March 21, 2001
______________________________________
           Maureen N. Moyer
          Global Controller

     /s/ Joseph B. Anderson, Jr.       Director                       March 21, 2001
______________________________________
       Joseph B. Anderson, Jr.

        /s/ Patricia C. Barron         Director                       March 21, 2001
______________________________________
          Patricia C. Barron

        /s/ Peter A. Benoliel          Director                       March 21, 2001
______________________________________
          Peter A. Benoliel

        /s/ Donald R. Caldwell         Director                       March 21, 2001
______________________________________
          Donald R. Caldwell

                                       Director                       March 21, 2001
______________________________________
          Robert E. Chappell

         /s/ William R. Cook           Director                       March 21, 2001
______________________________________
           William R. Cook

                                       Director                       March 21, 2001
______________________________________
          Edwin J. Delattre

      /s/ Robert P. Hauptfuhrer        Director                       March 21, 2001
______________________________________
        Robert P. Hauptfuhrer

          /s/ Robert H. Rock           Director                       March 21, 2001
______________________________________
            Robert H. Rock

                          QUAKER CHEMICAL CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                               Balance  Charged
                                 at     to Costs Write-Offs   Effect of    Balance
                              Beginning   and    Charged to Exchange Rate  at End
                              of Period Expenses Allowance     Changes    of Period
                              --------- -------- ---------- ------------- ---------
                                             (Dollars in thousands)
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS
Year ended December 31, 2000   $1,133    $1,971   $  (106)      $ (38)     $2,960
Year ended December 31, 1999   $2,004    $  681   $(1,339)      $(213)     $1,133
Year ended December 31, 1998   $1,710    $  355   $  (177)      $ 116      $2,004

                                 EXHIBIT INDEX

 Exhibit
   No.   Description
 ------- -----------
 21      Subsidiaries and Affiliates of the Registrant

 23      Consent of Independent Accountants