Form 10-Q
period 2001-03-31
QUAKER CHEMICAL CORP
filed 2001-05-11
CIK 81362

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            _______________________

                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

                                      OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
     ____________to____________


                         Commission file number 0-7154
                                                ------

                      QUAKER CHEMICAL CORPORATION
       ------------------------------------------------------------
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

     Number of Shares of Common Stock
     Outstanding on April 30, 2001                  9,057,072

           QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           ---------------------------------------------------------



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheet at March 31, 2001 (unaudited) and December 31, 2000

          Condensed Consolidated Statement of Income for the Three Months ended March 31, 2001 and 2000 (unaudited)

          Condensed Consolidated Statement of Cash Flows for the Three Months ended March 31, 2001 and 2000 (unaudited)

          Notes to Condensed Consolidated Financial Statements (unaudited)



                                   * * * * * * * * * *

                          Quaker Chemical Corporation

                     Condensed Consolidated Balance Sheet

                                                                           (dollars in thousands)

                                                                  March 31,
                                                                    2001                       December 31,
                                                                 (Unaudited)                      2000 *
                                                                 -------------                ------------
ASSETS

Current assets
        Cash and cash equivalents                                $      17,004                $     16,552
        Accounts receivable                                             53,184                      54,401
        Inventories
                Raw materials and supplies                              10,274                      11,872
                Work-in-process and finished goods                      10,551                      10,844
        Prepaid expenses and other current assets                        8,263                       9,512
                                                                 -------------                ------------
                Total current assets                                    99,276                     103,181
                                                                 -------------                ------------

Property, plant and equipment, at cost                                  92,635                     108,034
        Less accumulated depreciation                                   55,642                      65,575
                                                                 -------------                ------------
                Total property, plant and equipment                     36,993                      42,459
Intangible assets                                                       15,992                      17,370
Investments in associated companies                                     10,806                       5,925
Other assets                                                            19,923                      19,226
                                                                 -------------                ------------
                                                                 $     182,990                $    188,161
                                                                 =============                ============

LIABILITIES  AND SHAREHOLDERS' EQUITY

Current liabilities
        Short-term borrowings                                    $       6,914                $      2,914
        Accounts and other payables                                     22,102                      23,573
        Accrued compensation                                             4,839                      11,854
        Other current liabilities                                       11,979                      11,859
                                                                 -------------                ------------
                Total current liabilities                               45,834                      50,200
Long-term debt                                                          22,244                      22,295
Other noncurrent liabilities                                            22,891                      22,382
                                                                 -------------                ------------
                Total liabilities                                       90,969                      94,877
                                                                 -------------                ------------

Minority interest in equity of subsidiaries                              8,609                       8,377
                                                                 -------------                ------------

Shareholders' Equity
        Common stock $1 par value; authorized
                30,000,000 shares; issued (including
                treasury shares) 9,664,009 shares                        9,664                       9,664
        Capital in excess of par value                                     476                         746
        Retained earnings                                              105,935                     103,760
        Accumulated other comprehensive (loss)                         (21,845)                    (16,714)
                                                                 -------------                ------------
                                                                        94,230                      97,456
        Treasury stock, shares held at cost;
                2001-715,789, 2000-812,646                             (10,818)                    (12,549)
                                                                 -------------                ------------
                Total shareholders' equity                              83,412                      84,907
                                                                 -------------                ------------
                                                                 $     182,990                $    188,161
                                                                 =============                ============

      The accompanying notes are an integral part of these condensed consolidated financial statements.

* Condensed from audited financial statements.

                          Quaker Chemical Corporation

                  Condensed Consolidated Statement of Income
                     For the Three Months Ended March 31,

                                                    Unaudited
                                   (dollars in thousands, except per share data)

                                                  First Quarter
                                           ------------ ------------
                                               2001         2000
                                           -----------  -----------
Net sales                                  $   64,215   $   66,994

 Cost of goods sold                            38,393       39,106
                                           -----------  -----------

Gross Margin                                   25,822       27,888

 Selling, general and administrative           19,723       21,636
                                           -----------  -----------

Operating income                                6,099        6,252

Other income, net                                 780          729
Interest expense, net                            (221)        (290)
                                           -----------  -----------
Income before taxes                             6,658        6,691

Taxes on income                                 2,064        2,074
                                           -----------  -----------
                                                4,594        4,617
Equity in net income of associated
 companies                                        280          267
Minority interest in net income of
 subsidiaries                                    (861)        (513)
                                           -----------  -----------

Net income                                 $    4,013   $    4,371
                                           ===========  ===========


Per share data:
 Net income - basic and diluted                 $0.45        $0.49
 Dividends declared                            $0.205       $0.195

 Based on weighted average number of
     shares outstanding:
   Basic                                    8,901,667    8,862,735
   Diluted                                  8,963,929    8,928,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Quaker Chemical Corporation

                Condensed Consolidated Statement of Cash Flows
                     For the Three Months ended March 31,

                                                                                 Unaudited
                                                                          (dollars in thousands)
                                                                     2001                        2000
                                                                --------------              --------------
Cash flows from operating activities
  Net income                                                    $        4,013              $        4,371
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                       1,162                       1,295
      Amortization                                                         362                         285
      Equity in net income of associated companies                        (280)                       (267)
      Minority interest in earnings of subsidiaries                        861                         513
      Deferred compensation and other postretirement benefits              638                         350
      Other, net                                                         2,073                         872
  Increase (decrease) in cash from changes in current assets and current liabilities:
      Accounts receivable, net                                            (734)                       (899)
      Inventories                                                        1,068                         741
      Prepaid expenses and other current assets                         (1,320)                     (1,283)
      Accounts payable and accrued liabilities                          (6,370)                       (455)
      Change in repositioning liabilities                                 (244)                        (30)
                                                                --------------              --------------
        Net cash provided by operating activities                        1,229                       5,493
                                                                --------------              --------------

Cash flows from investing activities
    Investments in property, plant and equipment                        (1,419)                     (1,198)
    Payments related to acquisitons                                     (1,450)                        -
    Other, net                                                            (190)                        -
                                                                --------------              --------------
        Net cash used in investing activities                           (3,059)                     (1,198)
                                                                --------------              --------------

Cash flows from financing activities
    Net increase in short-term borrowings                                4,000                         612
    Dividends paid                                                      (1,816)                     (1,741)
    Treasury stock repurchased                                             -                        (1,961)
    Treasury stock issued                                                1,461                         139
    Other, net                                                             (38)                          9
                                                                --------------              --------------
        Net cash provided by (used in) financing activities              3,607                      (2,942)
                                                                --------------              --------------


Effect of exchange rate changes on cash                                 (1,325)                       (651)
                                                                --------------              --------------

    Net increase in cash and cash equivalents                              452                         702
    Cash and cash equivalents at beginning of period                    16,552                       8,677
                                                                --------------              --------------
    Cash and cash equivalents at end of period                  $       17,004              $        9,379
                                                                ==============              ==============

Noncash investing activities:
 Contribution of property, plant & equipment to real estate
   joint venture                                                $        4,239              $          -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Quaker Chemical Corporation
             Notes to Condensed Consolidated Financial Statements
                            (Dollars in Thousands)
                                  (Unaudited)

NOTE 1 - CONDENSED FINANCIAL INFORMATION

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2001 presentation. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 2000.

NOTE 2 - WEIGHTED AVERAGE SHARES OUTSTANDING


                         Three Months Ended
                              March 31
              --------------------------------------
                      Basic             Diluted
                ------------------  ----------------
2001                     8,901,667         8,963,929
2000                     8,862,735         8,928,394


The difference between basic and diluted weighted average shares outstanding results from the assumption that dilutive stock options outstanding were exercised.

NOTE 3 - BUSINESS SEGMENTS

The Company's reportable segments are as follows:

(1) Metalworking process chemicals - products used as lubricants for various heavy industrial and manufacturing applications.

(2) Coatings - temporary and permanent coatings for metal products and chemical milling maskants.

(3) Other chemical products - primarily chemicals used in the manufacturing of paper in 2000, as well as other various chemical products.


Segment data includes direct segment costs as well as general operating costs, including depreciation, allocated to each segment based on net sales.

The table below presents information about the reported segments for the three months ending March 31:

                                    Metalworking                              Other
                                      Process                                Chemical
                                     Chemicals            Coatings           Products            Total
                              -----------------------------------------------------------------------------
2001
    Net sales                                $59,093            $4,071             $1,051           $64,215
    Operating income                          12,337             1,087                328            13,752


2000
    Net sales                                $60,215            $3,999             $2,780           $66,994
    Operating income (loss)                   14,076             1,031                (25)           15,082

Operating income comprises revenue less related costs and expenses. Non-operating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes, for the three months ended March 31 is as follows:

                                                                     2001             2000
                                                                   -------          -------

Total operating income for
    reportable segments                                            $13,752          $15,082
Non-operating expenses                                              (6,129)          (7,250)
Depreciation and amortization                                       (1,524)          (1,580)
Interest expense                                                      (492)            (478)
Interest income                                                        271              188
Other income, net                                                      780              729
                                                                   -------          -------

Consolidated income before taxes                                   $ 6,658          $ 6,691
                                                                   =======          =======



NOTE 4 - COMPREHENSIVE INCOME

The following table summarizes comprehensive (loss) income for the three months ended March 31:

                                                        2001          2000
                                                      ---------     ---------
Net income                                             $ 4,013       $ 4,371
Foreign currency translation adjustments                (5,131)       (2,372)
                                                       --------      --------
Comprehensive (loss) income                            $(1,118)      $ 1,999
                                                       ========      ========


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

  The repositioning accrual had a balance of $244 at December 31, 2000. That liability was paid in the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     Net cash flows provided by operating activities were $1.2 million in the first three months of 2001 compared to cash flows provided by operating activities of $5.5 million in the same period of 2000. The decrease was primarily due to the timing of payments related to certain year-end 2000 accrued expenses, as well as a decrease in the change in accounts payable.

     Net cash flows used in investing activities increased to $3.1 million in the first three months of 2001 compared to cash flows used in investing activities of $1.2 million in the same period of 2000. This increase was primarily related to the acquisition from the Company's Canadian licensee of rights to market to, sell to, and service certain Canadian customers.

     Expenditures for property, plant, and equipment totaling $1.4 million in the first quarter of 2001 were consistent with the first quarter of 2000. In January 2001, the Company contributed the entire Conshohocken site, the location of its corporate headquarters, to a real estate joint venture of which the Company is a 50% partner. The contribution totaling approximately $4.2 million was recorded as an Investment in associated companies on the Company's Condensed Consolidated Balance Sheet. This noncash transaction did not impact earnings and was excluded from the Condensed Consolidated Statement of Cash Flows. The joint venture was organized to renovate certain of the existing buildings at the site as well as to build new office space. A portion of the space will be leased to the Company, with the balance to be leased to unaffiliated third parties. Renovation is being funded by a construction loan secured in part by a mortgage on the Conshohocken site, which loan had an outstanding balance at March 31, 2001 of approximately $2.8 million.

     Net cash flows provided by financing activities were $3.6 million for the first three months of 2001 compared with net cash flows used in financing activities of $2.9 million for the same period of the prior year. The net change was primarily due to $4.0 million in short-term borrowings and approximately $1.4 million of proceeds from shares issued upon exercise of stock options in 2001, compared to approximately $2.0 million paid to purchase shares of stock under the Company's stock repurchase program in 2000.

OPERATIONS
----------

COMPARISON OF FIRST QUARTER 2001 WITH FIRST QUARTER 2000
--------------------------------------------------------

     Consolidated net sales for the first quarter of 2001 were $64.2 million, a four percent decrease compared to the first quarter of 2000. The sales comparison was negatively impacted by a decline in U.S sales due to a softening U.S. economy, as well as unfavorable foreign currency translations and the sale of the U.S. pulp and paper business in May 2000. Without the impacts of the stronger dollar and excluding the net sales of the U.S. pulp and paper business during the relevant period, consolidated net sales would have increased three percent, with strong growth in all regions, except the U.S.

     Cost of sales increased as a percentage of sales from 58 percent in 2000 to 60 percent in 2001 primarily as a result of increases in raw material and freight costs, product mix changes, and lower sales which resulted in higher manufacturing costs as a percentage of sales.

     Overall selling, general and administrative expenses were approximately nine percent lower in the first quarter of 2001 compared to the same period in 2000. This was primarily due to continued cost containment efforts, the sale of the U.S. pulp and paper business in 2000, as well as positive foreign exchange impacts.

     Other income primarily reflects foreign exchange gains in Europe, partially offset by lower license revenue. Net interest expense is more favorable in 2001 compared to the prior year due to higher interest income. Minority interest was significantly higher in the first quarter of 2001 compared with the same period last year, primarily due to higher net income from the joint ventures in Brazil and Australia.

     The effective tax rate for 2001 is currently 31%, which is consistent with the prior year.


OTHER SIGNIFICANT ITEMS

  On March 30, 2001, the Company acquired from its Canadian licensee, H. L. Blachford, Ltd., rights to market to, sell to, and service all Canadian integrated steel makers and certain accounts in the Canadian metalworking market. The purchase price totaling approximately $1.4 million, together with a five-year earn-out provision of five percent on net sales to certain accounts purchased, resulted in goodwill of $1.0 million, which is being amortized over 20 years.

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

     Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements on pages 7 and 24, respectively, of the Registrant's 2000 Annual Report filed on Form 10-
K. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of March 31, 2001, Quaker had $4.0 million in short-term borrowings.

     Foreign Exchange Risk. A significant portion of Quaker's revenues and earnings is generated by its foreign subsidiaries. Incorporated by reference is the information concerning Quaker's non-U.S. activities appearing in Note 11 of the Notes to Consolidated Financial Statements on pages 27 through 29 of the Registrant's 2000 Annual Report filed on Form 10-K. All such subsidiaries use the local currency as their functional currency. Accordingly, Quaker's financial results are affected by risks typical of international business such as currency fluctuations, particularly between the U.S. dollar, the Brazilian real and the E.U. euro. As exchange rates vary, Quaker's results can be materially adversely affected.

     In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was immaterial. During the quarter ended March 31, 2001, Quaker was not a party to any derivative financial instruments. Therefore, adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on Quaker's operating results or financial position as of March 31, 2001. Incorporated by reference is the information concerning Quaker's Significant Accounting Policies appearing in Note 1 of the Notes to Consolidated Financial Statements on page 17 of the Registrant's 2000 Annual Report filed on Form 10-K.

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

          (a)  Exhibits.
               None

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


                              QUAKER CHEMICAL CORPORATION
                              ---------------------------
                                     (Registrant)


                                  /s/ Michael F. Barry
                              -------------------------------
                              Michael F. Barry, officer duly
                              authorized to sign this report,
                              Vice President and Chief Financial Officer


Date: May 11, 2001
     ----------------