Form 10-Q
period 2001-06-30
QUAKER CHEMICAL CORP
filed 2001-08-14
CIK 81362

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                            _______________________
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 2001

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

         Elm and Lee Streets, Conshohocken, Pennsylvania 19428 - 0809
--------------------------------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

        Registrant's telephone number, including area code 610-832-4000

                                Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

     Number of Shares of Common Stock
     Outstanding on July 31, 2001                           9,114,237

           QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           ---------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheet at June 30, 2001 and December 31, 2000

         Condensed Consolidated Statement of Income for the Three and Six Months ended June 30, 2001 and 2000

         Condensed Consolidated Statement of Cash Flows for the Six Months ended June 30, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements



                              * * * * * * * * * *

                           Quaker Chemical Corporation

                      Condensed Consolidated Balance Sheet


                                                                                         Unaudited
                                                                                   (dollars in thousands)

                                                                            June 30,               December 31,
                                                                              2001                    2000 *
                                                                       -----------------       --------------------
ASSETS
Current assets
   Cash and cash equivalents                                           $           18,943      $             16,552
   Accounts receivable                                                             54,895                    54,401
   Inventories
         Raw materials and supplies                                                 9,523                    11,872
         Work-in-process and finished goods                                        10,351                    10,844
   Prepaid expenses and other current assets                                        8,217                     9,512
                                                                     --------------------      --------------------
         Total current assets                                                     101,929                   103,181
                                                                     --------------------      --------------------

Property, plant and equipment, at cost                                             92,866                   108,034
   Less accumulated depreciation                                                   56,102                    65,575
                                                                      -------------------      --------------------
         Total property, plant and equipment                                       36,764                    42,459
Intangible assets                                                                  15,077                    17,370
Investments in associated companies                                                10,414                     5,925
Other assets                                                                       19,849                    19,226
                                                                      -------------------      --------------------
                                                                       $          184,033      $            188,161
                                                                      ===================      ====================

LIABILITIES  AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term borrowings                                               $            5,462      $              2,914
   Accounts and other payables                                                     21,643                    23,573
   Accrued compensation                                                             5,613                    11,854
   Other current liabilities                                                       12,843                    11,859
                                                                      -------------------      --------------------
         Total current liabilities                                                 45,561                    50,200
Long-term debt                                                                     22,238                    22,295
Other noncurrent liabilities                                                       22,973                    22,382
                                                                      -------------------      --------------------
         Total liabilities                                                         90,772                    94,877
                                                                      -------------------      --------------------

Minority interest in equity of subsidiaries                                         8,463                     8,377
                                                                      -------------------      --------------------

Shareholders' Equity
   Common stock $1 par value; authorized
         30,000,000 shares; issued (including
         treasury shares) 9,664,009 shares                                          9,664                     9,664
   Capital in excess of par value                                                     403                       746
   Retained earnings                                                              108,189                   103,760
   Unearned compensation                                                           (1,597)                        -
   Accumulated other comprehensive (loss)                                         (23,937)                  (16,714)
                                                                      -------------------        ------------------
                                                                                   92,722                    97,456
   Treasury stock, shares held at cost;
         2001-555,532, 2000-812,646                                                (7,924)                  (12,549)
                                                                      -------------------      --------------------
         Total shareholders' equity                                                84,798                    84,907
                                                                      -------------------      --------------------
                                                                       $          184,033      $            188,161
                                                                      ===================      ====================


The accompanying notes are an integral part of these condensed consolidated financial statements.

* Condensed from audited financial statements.

                           Quaker Chemical Corporation

                   Condensed Consolidated Statement of Income

                                                         Three Months ended June 30,               Six Months ended June 30,
                                                  ======================================   =======================================
                                                        2001                 2000                2001                  2000
                                                  -----------------    -----------------    -----------------    -----------------
Net sales                                         $         65,073     $         69,355    $        129,288      $        136,349

Cost of goods sold                                          37,988               40,127              76,381                79,233
                                                  -----------------    -----------------    -----------------    -----------------

Gross margin                                                27,085               29,228              52,907                57,116

Selling, general and
 administrative expenses                                    20,126               22,208              39,849                43,844

Net gain on exit of businesses                                   -               (1,473)                  -                (1,473)
Litigation charge                                                -                1,500                   -                 1,500
                                                  -----------------    -----------------    -----------------    -----------------

Operating income                                             6,959                6,993              13,058                13,245

Other income, net                                              379                  638               1,159                 1,367
Interest expense                                              (499)                (555)               (991)               (1,033)
Interest income                                                206                  233                 477                   421
                                                  -----------------    -----------------    -----------------    -----------------
Income before taxes                                          7,045                7,309              13,703                14,000

Taxes on income                                              2,184                2,266               4,248                 4,340
                                                  -----------------    -----------------    -----------------    -----------------
                                                             4,861                5,043               9,455                 9,660
Equity in net income of associated
 companies                                                     216                  404                 496                   671
Minority interest in net income of
 subsidiaries                                                 (963)                (776)             (1,824)               (1,289)
                                                  -----------------    -----------------    -----------------    -----------------

Net income                                        $          4,114     $          4,671    $          8,127      $          9,042
                                                  =================    =================    =================    =================


Per share data:
     Net income - basic and diluted                           $0.45               $0.53               $0.90                 $1.02
     Dividends declared                                      $0.205              $0.195               $0.41                 $0.39

     Based on weighted average number of
     shares outstanding:
         Basic                                            9,064,679           8,808,181           8,983,623             8,835,458
         Diluted                                          9,124,642           8,873,810           9,044,729             8,901,102

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Quaker Chemical Corporation

                 Condensed Consolidated Statement of Cash Flows
                        For the Six Months ended June 30,

                                                                                                Unaudited
                                                                                           (dollars in thousands)
                                                                                      2001                  2000
                                                                                -------------------  --------------------
Cash flows from operating activities
  Net income                                                                    $             8,127   $             9,042
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                            2,376                 2,511
      Amortization                                                                              730                   672
      Equity in net income of associated companies                                             (496)                 (671)
      Minority interest in earnings of subsidiaries                                           1,824                 1,289
      Deferred compensation and other postretirement benefits                                   915                   786
      Litigation charge                                                                           -                 1,500
      Net gain on exit of businesses                                                              -                (1,473)
      Other, net                                                                              2,511                   633
  Increase (decrease) in cash from changes in current assets and current liabilities:
      Accounts receivable, net                                                               (3,073)               (5,718)
      Inventories                                                                             1,644                   993
      Prepaid expenses and other current assets                                              (1,509)               (1,556)
      Accounts payable and accrued liabilities                                               (4,858)                1,745
      Change in repositioning liabilities                                                      (244)                 (166)
                                                                                   ----------------      ----------------
        Net cash provided by operating activities                                             7,947                 9,587
                                                                                   ----------------      ----------------

Cash flows from investing activities
    Investments in property, plant and equipment                                             (3,148)               (2,208)
    Proceeds from sale of business                                                                -                 5,200
    Payments related to acquisitions                                                         (1,450)                    -
    Other, net                                                                                   (8)                 (219)
                                                                                   ----------------      ----------------
        Net cash (used in) provided by investing activities                                  (4,606)                2,773
                                                                                   ----------------      ----------------

Cash flows from financing activities
    Net increase in short-term borrowings                                                     2,548                   (24)
    Dividends paid                                                                           (3,672)               (3,459)
    Treasury stock repurchased                                                                    -                (1,961)
    Treasury stock issued                                                                     2,427                   252
    Other, net                                                                                  (36)                    3
                                                                                   ----------------      ----------------
        Net cash provided by (used in) financing activities                                   1,267                (5,189)
                                                                                   ----------------      ----------------


Effect of exchange rate changes on cash                                                      (2,217)                 (916)
                                                                                   ----------------      ----------------

    Net increase in cash and cash equivalents                                                 2,391                 6,255
    Cash and cash equivalents at beginning of period                                         16,552                 8,677
                                                                                -------------------  --------------------
    Cash and cash equivalents at end of period                                  $            18,943  $             14,932
                                                                                ===================  ====================

Noncash investing activities:
 Contribution of property, plant & equipment to real estate joint venture       $             4,350  $                  -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Quaker Chemical Corporation
             Notes to Condensed Consolidated Financial Statements
                            (Dollars in Thousands)
                                  (Unaudited)

Note 1 - Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2001 presentation. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 2000.


Note 2 - Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, SFAS 141 establishes specific criteria for identifying intangible assets that must be recognized separately from goodwill and establishes disclosure requirements for the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed.

SFAS 142 supersedes APB 17, "Intangible Assets." SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and intangible assets with indefinite lives will be tested for impairment on at least an annual basis. The SFAS 142 impairment test begins with an estimate of the fair value of the reporting unit or intangible asset. The Company will adopt SFAS 142 on January 1, 2002. Impairment losses that arise due to the initial application of this statement are to be reported as a change in accounting principle. Management is currently assessing the provisions of this statement to determine their impact on the Company's consolidated results of operations and financial position. Annual goodwill amortization in 2001 is estimated to be $1.1 million.



Note 3 - Weighted Average Shares Outstanding

                    Three Months Ended                Six Months Ended
                         June 30                          June 30
                 -------------------------      ----------------------------
                  Basic           Diluted        Basic              Diluted
                  -----           -------        -----              -------
2001            9,064,679       9,124,642      8,983,623          9,044,729
2000            8,808,181       8,873,810      8,835,458          8,901,102


The difference between basic and diluted weighted average shares outstanding results from the assumption that dilutive stock options outstanding were exercised.




Note 4 - Business Segments

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

The table below presents information about the reported segments for the six months ending June 30:


                                Metalworking                             Other
                                  Process                               Chemical
                                 Chemicals          Coatings            Products            Total
                                 ---------------------------------------------------------------
2001
    Net sales                    $118,611            $8,760              $1,917          $129,288

    Operating income               26,523             2,427                 703            29,653

2000
    Net sales                    $124,088            $8,493              $3,768          $136,349
    Operating
     income (loss)                 28,799             2,215                (406)           30,608

Operating income comprises revenue less related costs and expenses. Non-operating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes, for the six months ended June 30 is as follows:

                                                                    2001               2000
                                                                   --------          --------
Total operating income for
    reportable segments                                            $ 29,653          $ 30,608
Non-operating expenses                                              (13,489)          (14,153)
Net gain on exit of businesses                                            -             1,473
Litigation charge                                                         -            (1,500)
Depreciation and amortization                                        (3,106)           (3,183)
Interest expense                                                       (991)           (1,033)
Interest income                                                         477               421
Other income, net                                                     1,159             1,367
                                                                   --------          --------

Consolidated income before taxes                                   $ 13,703          $ 14,000
                                                                   ========          ========

Note 5 - Comprehensive Income

The following table summarizes comprehensive income for the three months ended June 30:

                                                                   2001          2000
                                                                  ----          ----
Net income                                                       $ 4,114       $ 4,671

Foreign currency translation adjustments                          (2,092)       (1,236)
                                                                 -------       -------

Comprehensive income                                             $ 2,022       $ 3,435
                                                                 ========      =======


The following table summarizes comprehensive income for the six months ended June 30:

                                                                   2001          2000
                                                                   ----          ----
Net income                                                       $ 8,127       $ 9,042

Foreign currency translation adjustments                          (7,223)       (3,608)
                                                                 -------       -------

Comprehensive income                                             $   904       $ 5,434
                                                                 =======      =========

Note 6 - Restricted Stock Bonus

As part of the Company's 2001 Global Annual Incentive Plan (Annual Plan), approved by shareholders on May 9, 2001, a restricted stock bonus of 100,000 shares of the Company's stock was granted to an executive of the Company. The shares were issued in April 2001, in accordance with the terms of the Annual Plan, and registered in the executive's name. The shares are subject to forfeiture if the Company fails to achieve a target level of earnings per share for the year 2001. If the target level is achieved, 40,000 shares will become vested as soon as practicable following the certification of the achievement of the target. An additional 20,000 shares will become vested on January 23, 2003, 2004, and 2005, respectively, subject to the executive's continued employment by the Company. The unearned compensation will be charged to selling, general and administrative expense over the appropriate vesting period. The amount expensed was $177 for the three and six months ended June 30, 2001.



Note 7 - Repositioning and Integration Charges

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     Net cash flows provided by operating activities were $7.9 million in the first six months of 2001 compared to cash flows provided by operating activities of $9.6 million in the same period of 2000. The decrease was primarily due to the timing of payments related to certain year-end 2000 accrued expenses, as well as a decrease in the change in accounts payable.

     Net cash flows used in investing activities were $4.6 million in the first six months of 2001 compared to cash flows provided by investing activities of $2.8 million in the same period of 2000. The net change was primarily related to the acquisition from the Company's Canadian licensee of rights to market to, sell to, and service certain Canadian customers, compared with proceeds from the sale of the Company's pulp and paper business in 2000.

     Expenditures for property, plant, and equipment totaled $3.1 million in the first six months of 2001 compared to $2.2 million in the same period of 2000. In January 2001, the Company contributed the entire Conshohocken site, the location of its corporate headquarters, to a real estate joint venture of which the Company is a 50% partner. The contribution totaling approximately $4.4 million was recorded as an Investment in associated companies on the Company's Condensed Consolidated Balance Sheet. This noncash transaction did not impact earnings and was excluded from the Condensed Consolidated Statement of Cash Flows. The joint venture was organized to renovate certain of the existing buildings at the site as well as to build new office space. A portion of the space will be leased to the Company, with the balance to be leased to unaffiliated third parties. Renovation is being funded by a construction loan with the real estate joint venture that is secured in part by a mortgage on the Conshohocken site, which loan had an outstanding balance at June 30, 2001 of approximately $5.7 million.

     Net cash flows provided by financing activities were $1.3 million for the first six months of 2001 compared with net cash flows used in financing activities of $5.2 million for the same period of the prior year. The net change was primarily due to $2.6 million in short-term borrowings and approximately $2.4 million of proceeds from shares issued upon exercise of stock options in 2001, compared to approximately $2.0 million paid to purchase shares of stock under the Company's stock repurchase program in 2000.

Operations
----------

Comparison of Six Months 2001 with Six Months 2000
--------------------------------------------------

     Consolidated net sales for the first six months of 2001 were $129.3 million, a five percent decrease compared to the first six months of 2000. The sales comparison was negatively impacted by a decline in U.S sales due to a softening U.S. economy, as well as unfavorable foreign currency translations and the divestiture of the U.S. pulp and paper business in May 2000. Without the impacts of the stronger dollar and excluding the net sales of the U.S. pulp and paper business during the relevant period, consolidated net sales would have increased two percent.

     Cost of sales increased as a percentage of sales from 58 percent in 2000 to 59 percent in 2001 primarily as a result of increases in raw material and freight costs, product mix changes, and lower sales which resulted in higher manufacturing costs as a percentage of sales.

     Overall selling, general and administrative expenses were approximately nine percent lower in the first six months of 2001 compared to the same period in 2000. This was primarily due to continued cost containment efforts, the divestiture of the U.S. pulp and paper business in 2000, as well as positive foreign exchange impacts.

     Other income primarily reflects foreign exchange gains in Europe, offset by lower license revenue. Net interest expense is more favorable in 2001 compared to the prior year due to higher interest income. Minority interest was significantly higher in the first six months of 2001 compared with the same period last year, primarily due to higher net income from the joint ventures in Brazil and Australia, and the results from a new joint venture in the United States.

     The effective tax rate for 2001 is currently 31%, which is consistent with the prior year. The Company has been assessed approximately $2 million of additional taxes based on an audit of certain of its subsidiaries for prior years. The Company intends to appeal this assessment and currently believes its reserves are adequate.

Comparison of Second Quarter 2001 with Second Quarter 2000
----------------------------------------------------------

     Consolidated net sales for the second quarter of 2001 were $65.1 million, a six percent decrease compared to the second quarter of 2000. The sales comparison was negatively impacted by a decline in U.S sales due to a softening U.S. economy, as well as unfavorable foreign currency translations and the divestiture of the U.S. pulp and paper business in May 2000. Without the impacts of the stronger dollar and excluding the net sales of the U.S. pulp and paper business during the relevant period, consolidated net sales would have increased two percent.

     Cost of sales as a percentage of sales in the second quarter of 2001 was approximately the same as the second quarter of 2000. Overall selling, general and administrative expenses were approximately nine percent lower in the second quarter of 2001 compared to the same period in 2000. This was primarily due to continued cost containment efforts, the divestiture of the U.S. pulp and paper business in 2000, as well as positive foreign exchange impacts. The Company continues to explore ways to reduce its manufacturing, operating, and administrative expenses to maintain and increase earnings in a challenging business environment.

     Other income primarily reflects lower license revenue. Net interest expense is more favorable in 2001 compared to the prior year due to lower interest expense. Minority interest was significantly higher in the second quarter of 2001 compared with the same period last year, primarily due to higher net income from the joint venture in Brazil, and the results of a new joint venture in the United States.

     The effective tax rate for 2001 is currently 31%, which is consistent with the prior year.

Other Significant Items

     On March 30, 2001, the Company acquired from its Canadian licensee, H. L. Blachford, Ltd., rights to market to, sell to, and service all Canadian integrated steel makers and certain accounts in the Canadian metalworking market. The purchase price totaling approximately $1.4 million, together with a five-year earn-out provision of five percent on net sales to certain accounts purchased, resulted in goodwill of $1.2 million, which is being amortized over 20 years.



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


     Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements on pages 7 and 24, respectively, of the Registrant's 2000 Annual Report filed on Form 10-
K. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of June 30, 2001, Quaker had $2.6 million in short-term borrowings.

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

     In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was immaterial. Quaker is not currently a party to any derivative financial instruments. Therefore, adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on Quaker's operating results or financial position as of June 30, 2001. Incorporated by reference is the information concerning Quaker's Significant Accounting Policies appearing in Note 1 of the Notes to Consolidated Financial Statements on page 17 of the Registrant's 2000 Annual Report filed on Form 10-K.

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


Item 4.   Submission of Matters to a Vote of Security Holders


     The 2001 Annual Meeting of the Company's shareholders was held on May
9, 2001. At the Meeting, management's nominees, Joseph B. Anderson, Jr., Patricia C. Barron, and Edwin J. Delattre were elected Class III Directors. Voting (expressed in number of votes) was as follows: Joseph B. Anderson, Jr., 29,736,910 votes for, 91,610 votes against or withheld, and no abstentions or broker non-votes; Patricia C. Barron, 29,731,910 votes for, 96,610 votes against or withheld, and no abstentions or broker non-votes; and Edwin J. Delattre, 29,736,910 votes for, 91,610 votes against or withheld, and no abstentions or broker non-votes.

     At the Meeting, the shareholders also approved the adoption of the Company's 2001 Global Annual Incentive Plan by a vote of 26,197,035 votes for, 2,322,671 votes against, 480,846 abstentions, and 827,968 broker non-votes. Also approved was the adoption of the Company's 2001 Long-Term Performance Incentive Plan by a vote of 26,471,053 votes for, 2,048,274 votes against, 481,227 abstentions, and 827,966 broker non-votes.

     In addition, at the Meeting, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants to examine and report on its financial statements for the year ending December 31, 2001 by a vote of 29,347,913 votes for, 475,598 votes against, 5,009 abstentions, and no broker non-votes.

     A shareholder proposal to maximize shareholder value was defeated by a vote of 1,486,621 votes for, 27,390,778 votes against, 123,151 abstentions, and 827,970 broker non-votes.



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


Date: August 14, 2001
     -------------------