Form 10-Q
period 2001-09-30
QUAKER CHEMICAL CORP
filed 2001-11-13
CIK 81362

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                _______________
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001

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

                                Not Applicable
       ----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

     Number of Shares of Common Stock
     Outstanding on October 31, 2001                  9,129,080

           QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
           ---------------------------------------------------------



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheet at September 30, 2001 and December 31, 2000

          Condensed Consolidated Statement of Income for the Three and Nine Months ended September 30, 2001 and 2000

          Condensed Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2001 and 2000

          Notes to Condensed Consolidated Financial Statements


                              * * * * * * * * * *

                          Quaker Chemical Corporation

                     Condensed Consolidated Balance Sheet

                                                                                            Unaudited
                                                                                      (dollars in thousands)

                                                                            September 30,                  December 31,
                                                                                2001                          2000 *
                                                                           ---------------               ----------------
ASSETS

Current assets
     Cash and cash equivalents                                                $     20,043                   $     16,552
     Accounts receivable                                                            52,988                         54,401
     Inventories
               Raw materials and supplies                                            9,968                         11,872
               Work-in-process and finished goods                                   10,117                         10,844
     Prepaid expenses and other current assets                                       9,723                          9,512
                                                                           ---------------                ---------------
               Total current assets                                                102,839                        103,181
                                                                           ---------------                ---------------

Property, plant and equipment, at cost                                              96,461                        108,034
     Less accumulated depreciation                                                  58,774                         65,575
                                                                           ---------------                ---------------
               Total property, plant and equipment                                  37,687                         42,459
Goodwill and other intangible assets                                                15,926                         18,014
Investments in associated companies                                                 10,615                          5,925
Deferred income taxes                                                                9,916                          9,914
Other assets                                                                         8,313                          8,668
                                                                           ---------------                ---------------
                                                                              $    185,296                   $    188,161
                                                                           ---------------                ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Short-term borrowings and current portion of long-term debt              $      2,860                   $      2,914
     Accounts and other payables                                                    21,480                         23,573
     Accrued compensation                                                            7,161                         11,854
     Other current liabilities                                                      16,197                         11,859
                                                                           ---------------                ---------------
               Total current liabilities                                            47,698                         50,200
Long-term debt                                                                      22,225                         22,295
Deferred income taxes                                                                3,642                          3,633
Other noncurrent liabilities                                                        18,636                         18,749
                                                                           ---------------                ---------------
               Total liabilities                                                    92,201                         94,877
                                                                           ---------------                ---------------

Minority interest in equity of subsidiaries                                          7,451                          8,377
                                                                           ---------------                ---------------
Shareholders' Equity
     Common stock $1 par value; authorized
               30,000,000 shares; issued (including
               treasury shares) 9,664,009 shares                                     9,664                          9,664
     Capital in excess of par value                                                    379                            746
     Retained earnings                                                             107,404                        103,760
     Unearned compensation                                                          (1,331)                            --
     Accumulated other comprehensive (loss)                                        (22,809)                       (16,714)
                                                                           ---------------                ---------------
                                                                                    93,307                         97,456
     Treasury stock, shares held at cost;
               2001-541,214, 2000-812,646                                           (7,663)                       (12,549)
                                                                           ---------------                ---------------
               Total shareholders' equity                                           85,644                         84,907
                                                                           ---------------                ---------------
                                                                              $    185,296                   $    188,161
                                                                           ===============                ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Condensed from audited financial statements.

                           Quaker Chemical Corporation

                   Condensed Consolidated Statement of Income

                                                                                  Unaudited
                                                                  (dollars in thousands, except per share data)

                                                   Three Months ended September 30,       Nine Months ended September 30,
                                                   --------------------------------       -------------------------------
                                                         2001             2000                 2001             2000
                                                   --------------    --------------       --------------    --------------
Net sales                                            $     63,514      $     68,478         $    192,802      $    204,827

Cost of goods sold                                         38,371            40,349              114,752           119,582
                                                   --------------    --------------       --------------    --------------

Gross margin                                               25,143            28,129               78,050            85,245

Selling, general and administrative expenses               19,065            21,731               58,914            65,575
Restructuring and nonrecurring expenses                     3,225                 -                3,225                27
                                                   --------------    --------------       --------------    --------------

Operating income                                            2,853             6,398               15,911            19,643

Other income, net                                            (469)              885                  690             2,252
Interest expense                                             (427)             (496)              (1,418)           (1,529)
Interest income                                               222               220                  699               641
                                                   --------------    --------------       --------------    --------------
Income before taxes                                         2,179             7,007               15,882            21,007

Taxes on income                                               675             2,172                4,923             6,512
                                                   --------------    --------------       --------------    --------------
                                                            1,504             4,835               10,959            14,495
Equity in net income of associated
    companies                                                 244               364                  740             1,035
Minority interest in net income of
    subsidiaries                                             (632)             (516)              (2,456)           (1,805)
                                                   --------------    --------------       --------------    --------------

Net income                                           $      1,116      $      4,683         $      9,243      $     13,725
                                                   ==============    ==============       ==============    ==============


Per share data:
    Net income - basic                               $       0.12      $       0.53         $       1.02      $       1.55
    Net income - diluted                             $       0.12      $       0.53         $       1.02      $       1.54
    Dividends declared                               $      0.205      $      0.205         $      0.615      $      0.595

    Based on weighted average number of
       shares outstanding:
        Basic                                           9,115,591         8,821,017            9,028,096         8,830,609
        Diluted                                         9,174,754         8,886,501            9,088,547         8,896,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Quaker Chemical Corporation

                Condensed Consolidated Statement of Cash Flows
                    For the Nine Months ended September 30,

                                                                                             Unaudited
                                                                                        (dollars in thousands)
                                                                                    2001                      2000
                                                                                 ----------                ----------
Cash flows from operating activities
  Net income                                                                     $    9,243                $   13,725
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                    3,549                     3,682
      Amortization                                                                    1,091                     1,048
      Equity in net income of associated companies                                     (740)                   (1,035)
      Minority interest in earnings of subsidiaries                                   2,456                     1,805
      Deferred compensation and other postretirement benefits                           690                     1,354
      Restructuring and nonrecurring expenses                                         3,225                        27
      Other, net                                                                        867                     2,094
Increase (decrease) in cash from changes in current assets and current liabilities:
      Accounts receivable, net                                                         (230)                   (5,848)
      Inventories                                                                     1,460                    (1,060)
      Prepaid expenses and other current assets                                      (1,540)                   (2,352)
      Accounts payable and accrued liabilities                                       (4,093)                    3,330
      Change in repositioning liabilities                                              (443)                     (308)
                                                                                 ----------                ----------
        Net cash provided by operating activities                                    15,535                    16,462
                                                                                 ----------                ----------

Cash flows from investing activities
    Investments in property, plant and equipment                                     (4,980)                   (2,988)
    Proceeds from sale of business                                                        -                     5,200
    Payments related to acquisitons                                                  (1,532)                   (3,500)
    Dividends from associated companies                                                 902                        72
    Other, net                                                                          261                       (50)
                                                                                 ----------                ----------
        Net cash (used in) investing activities                                      (5,349)                   (1,266)
                                                                                 ----------                ----------

Cash flows from financing activities
    Net increase in short-term borrowings                                               (54)                    1,016
    Dividends paid                                                                   (5,215)                   (5,179)
    Treasury stock repurchased                                                            -                    (1,961)
    Treasury stock issued                                                             2,664                       377
    Distributions to minority shareholders                                           (2,175)                   (1,533)
    Other, net                                                                           28                        49
                                                                                 ----------                ----------
        Net cash (used in) financing activities                                      (4,752)                   (7,231)
                                                                                 ----------                ----------

Effect of exchange rate changes on cash                                              (1,943)                   (1,350)
                                                                                 ----------                ----------

    Net increase in cash and cash equivalents                                         3,491                     6,615
    Cash and cash equivalents at beginning of period                                 16,552                     8,677
                                                                                 ----------                ----------
    Cash and cash equivalents at end of period                                   $   20,043                $   15,292
                                                                                 ==========                ==========
Noncash investing activities:
 Contribution of property, plant & equipment to real estate joint venture        $    4,358                $        -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Quaker Chemical Corporation
             Notes to Condensed Consolidated Financial Statements
                            (Dollars in Thousands)
                                  (Unaudited)

Note 1 - Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2001 presentation. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 2000.

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

SFAS 142 supersedes APB 17, "Intangible Assets." SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and intangible assets with indefinite lives will be tested for impairment on at least an annual basis. The SFAS 142 impairment test begins with an estimate of the fair value of the reporting unit or intangible asset. The Company will adopt SFAS 142 on January 1, 2002. Impairment losses that arise due to the initial application of this statement are to be reported as a change in accounting principle. Management is currently assessing the provisions of this statement to determine their impact on the Company's consolidated results of operations and financial position. Annual goodwill amortization in 2001 is estimated to be $1.0 million.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations (AROs)." This statement requires that an obligation associated with the retirement of a tangible long-lived asset be recorded as a liability when the obligation is incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. Management is currently assessing the provisions of this statement to determine their impact on the Company's consolidated results of operations and financial position.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses significant issues related to the implementation of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed Of", and develops a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements for fiscal years beginning after December 31, 2001. Management is currently assessing the provisions of this statement to determine their impact on the Company's consolidated results of operations and financial position.

Note 3 - Weighted Average Shares Outstanding

                Three Months Ended                  Nine Months Ended
                   September 30                        September 30
          -----------------------------      ------------------------------
                Basic        Diluted               Basic         Diluted
                -----        -------               -----         -------
2001            9,115,591    9,174,754             9,028,096     9,088,547
2000            8,821,017    8,886,501             8,830,609     8,896,199


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

The table below presents information about the reported segments for the nine months ending September 30:

                                    Metalworking                               Other
                                       Process                                Chemical
                                      Chemicals            Coatings           Products            Total
                              ------------------------------------------------------------------------------
2001
    Net sales                           $174,821             $14,731             $3,250          $192,802

    Operating income                      37,208               4,159              1,033            42,400

2000
    Net sales                           $187,419             $13,189             $4,219          $204,827

    Operating income (loss)               43,866               3,297               (659)           46,504

Operating income comprises revenue less related costs and expenses. Non-operating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes, for the nine months ended September 30 is as follows:

                                                   2001          2000
                                                   ----          ----

Total operating income for
   reportable segments                          $ 42,400      $ 46,504
Non-operating expenses                           (18,624)      (22,104)
Restructuring and nonrecurring expenses           (3,225)          (27)
Depreciation and amortization                     (4,640)       (4,730)
Interest expense                                  (1,418)       (1,529)
Interest income                                      699           641
Other income, net                                    690         2,252
                                                --------      --------
Consolidated income before taxes                $ 15,882      $ 21,007
                                                ========      ========

Note 5 - Comprehensive Income

The following table summarizes comprehensive income for the three months ended September 30:

                                              2001         2000
                                             ------       ------
Net income                                  $ 1,116      $ 4,683

Unrealized (loss) on
 available-for-sale securities                 (269)           -

Foreign currency translation adjustments      1,397       (3,812)
                                            -------      -------

Comprehensive income                        $ 2,244      $   871
                                            =======      =======

The following table summarizes comprehensive income for the nine months ended September 30:

                                              2001         2000
                                             ------       ------
Net income                                  $ 9,243     $ 13,725

Unrealized (loss) on
 available-for-sale securities                 (269)           -

Foreign currency translation adjustments     (5,826)      (7,419)
                                            -------     --------

Comprehensive income                        $ 3,148     $  6,306
                                            =======     ========

Note 6 - Restricted Stock Bonus

As part of the Company's 2001 Global Annual Incentive Plan (Annual Plan), approved by shareholders on May 9, 2001, a restricted stock bonus of 100,000 shares of the Company's stock was granted to an executive of the Company. The shares were issued in April 2001, in accordance with the terms of the Annual Plan, and registered in the executive's name. The shares are subject to forfeiture if the Company fails to achieve a target level of earnings per share for the year 2001, and will vest over a four year period, subject to the executive's continued employment by the Company.

Note 7 - Restructuring and Nonrecurring Expenses

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

In the third quarter of 2001, the Company incurred restructuring charges of approximately $3.0 million, including $1.9 million related to plans to close its manufacturing facility in the U.K. and to sell its manufacturing facility in France, $0.7 million related to severance of 16 employees and $0.4 million related to acquisitions that were not completed.

The components of pre-tax charges incurred in the third quarter of 2001, as well as the balance remaining at September 30, 2001 were as follows:

2001 restructuring charges                         $ 2,958

Payments in 2001                                      (199)
                                                 ---------

Remaining liability at September 30, 2001          $ 2,759
                                                 =========

Additionally, in the third quarter of 2001, the Company recorded nonrecurring organizational consulting expenses of approximately $0.2 million, as well as an additional reserve for doubtful accounts of $0.5 million related to the poor financial condition of certain U.S. customers, which is included in selling, general and administrative expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     Net cash flows provided by operating activities were $15.5 million in the first nine months of 2001 compared to cash flows provided by operating activities of $16.5 million in the same period of 2000. The decrease was primarily due to the timing of payments related to certain year-end 2000 accrued expenses, as well as a decrease in the change in accounts payable, partially offset by a decrease in the change in net accounts receivable.

     Net cash flows used in investing activities were $5.3 million in the first nine months of 2001 compared to net cash flows used in investing activities of $1.3 million in the same period of 2000. The increase was primarily related to the acquisition from the Company's Canadian licensee of rights to market to, sell to, and service certain Canadian customers, compared with proceeds from the sale of the Company's pulp and paper business in 2000.

     Expenditures for property, plant, and equipment totaled $5.0 million in the first nine months of 2001 compared to $3.0 million in the same period of 2000. The increase in capital expenditures is primarily related to the implementation of a global transaction system. In January 2001, the Company contributed the entire Conshohocken site, the location of its corporate headquarters, to an unconsolidated real estate partnership.


     Net cash flows used in financing activities were $4.8 million for the first nine months of 2001 compared with net cash flows used in financing activities of $7.2 million for the same period of the prior year. The net change was primarily due to approximately $2.7 million of proceeds from shares issued upon exercise of stock options and $2.1 million distributed to minority shareholders in 2001, versus payments in 2000 of approximately $2.0 million to purchase shares of stock under the Company's stock repurchase program, and $1.5 million distributed to minority shareholders, offset by short-term borrowings of $1.0 million.

Operations
----------

Comparison of Nine Months 2001 with Nine Months 2000
----------------------------------------------------

     Consolidated net sales for the first nine months of 2001 were $192.8 million, a six percent decrease compared to the first nine months of 2000. The sales comparison was negatively impacted by a decline in U.S sales due to a softening U.S. economy, as well as unfavorable foreign currency translations and the divestiture of the U.S. pulp and paper business in May 2000. Without the impacts of the stronger dollar and excluding the net sales of the U.S. pulp and paper business during the relevant period, consolidated net sales would have been flat compared to 2000.

     Cost of sales increased as a percentage of sales from 58.4 percent in 2000 to 59.5 percent in 2001 primarily as a result of increases in raw material and freight costs, product mix changes, and lower sales which resulted in higher fixed manufacturing costs as a percentage of sales.

     Overall selling, general and administrative expenses were approximately 10 percent lower in the first nine months of 2001 compared to the same period in 2000. This was primarily due to continued cost containment efforts, the divestiture of the U.S. pulp and paper business in 2000, as well as positive foreign exchange impacts. In addition, the Company recorded an additional reserve for doubtful accounts of $0.5 million related to the poor financial condition of certain U.S. customers.

     In the third quarter of 2001, the Company recorded restructuring and nonrecurring charges totaling $3.2 million on a pre-tax basis. These charges consist of restructuring charges of $3.0 million, primarily related to plans to close its manufacturing facility in the U.K. and to sell its manufacturing facility in France, as well as other cost reduction efforts. Nonrecurring organizational consulting expenses of $0.2 million were also incurred. The Company continues to explore ways to reduce its manufacturing, operating, and administrative expenses to maintain and increase earnings in a challenging business environment, and expects total restructuring and nonrecurring expenses for 2001 to be approximately $6.0 million.

     Operating income was $15.9 million for the first nine months of 2001 compared to $21.0 million in the first nine months of 2000. Excluding restructuring and nonrecurring charges and accounts receivable reserve totaling $3.7 million, operating income in the first nine months of 2001 would have been essentially flat compared to the prior year.

     Other income variance primarily reflects lower license revenue in 2001, as well as foreign exchange losses in 2001 versus foreign exchange gains in 2000. Net interest expense is more favorable in 2001 compared to the prior year due to lower borrowing rates in 2001. Equity income is lower in 2001 compared to 2000 primarily as a result of weaker performance by the joint venture in Mexico. Minority interest was significantly higher in the first nine months of 2001 compared with the same period last year, primarily due to higher net income from the joint ventures in China and Australia, and the results from a new joint venture in the United States.

     The effective tax rate for 2001 is currently 31%, which is consistent with the prior year. The Company has been assessed approximately $2 million of additional taxes based on an audit of certain of its subsidiaries for prior years. The Company has initiated an appeal process related to this assessment and currently believes its reserves are adequate.

     Net income was $9.2 million in the first nine months of 2001 compared to $13.7 million in the first nine months of 2000. Excluding restructuring and nonrecurring charges and accounts receivable reserve totaling $3.7 million pre-tax, net income would have been $11.8 million in the first nine months of 2001 compared to $13.7 million in the first nine months of 2000.

     Diluted earnings per share was $1.02 in the first nine months of 2001 compared to $1.54 in the first nine months of 2000. Excluding restructuring and nonrecurring charges and accounts receivable reserve totaling $3.7 million pre-tax, or $0.28 per share, diluted earnings per share would have been $1.30 in the first nine months of 2001 compared to $1.54 in the first nine months of 2000.

Comparison of Third Quarter 2001 with Third Quarter 2000
--------------------------------------------------------

     Consolidated net sales for the third quarter of 2001 were $63.5 million, a seven percent decrease compared to the third quarter of 2000. The sales comparison was negatively impacted due to a softening global economy, as well as unfavorable foreign currency translations. Excluding the impact of the stronger dollar, consolidated net sales would have declined three percent.

     Cost of sales as a percentage of sales increased 1.5 percent in the third quarter of 2001 compared to the third quarter of 2000. This increase is primarily due to slightly higher raw material costs as well as product and service mix changes. Overall selling, general and administrative expenses decreased approximately 12 percent in the third quarter of 2001 compared to the same period in 2000, and as a percentage of sales declined from 32 percent to 30 percent. This was primarily due to continued cost containment efforts, as well as favorable foreign exchange impacts. In addition, the Company recorded an additional reserve for doubtful accounts of $0.5 million related to the poor financial condition of certain U.S. customers.

     In the third quarter of 2001, the Company recorded restructuring and nonrecurring expenses totaling $3.2 million on a pre-tax basis. These charges consist of restructuring charges of $3.0 million, primarily related to plans to close its manufacturing facility in the U.K. and to sell its manufacturing facility in France, as well as other cost reduction efforts. Nonrecurring organizational consulting expenses of $0.2 million were also incurred. The Company continues to explore ways to reduce its manufacturing, operating, and administrative expenses to maintain and increase earnings in a challenging business environment. Excluding restructuring and nonrecurring expenses, operating income as a percentage of sales was 9.6 percent in the third quarter of 2001 compared to 9.3 percent in the same period of 2000.

     Operating income was $2.9 million for the third quarter of 2001 compared to $6.4 million in the third quarter of 2000. Excluding restructuring and nonrecurring charges and accounts receivable reserve totaling $3.7 million, operating income in the third quarter of 2001 would have exceeded the prior year.

     Other income variance primarily reflects foreign exchange losses in 2001 versus foreign exchange gains in 2000. Net interest expense is more favorable in 2001 compared to the prior year due to lower borrowing rates in 2001. Equity income is lower in 2001 compared to 2000 primarily as a result of weaker performance by the joint venture in Mexico. Minority interest was higher in the third quarter of 2001 compared with the same period last year, primarily due to the results of a new joint venture in the United States, as higher net income from the joint venture in China was offset by declines in Brazil.

     The effective tax rate for 2001 is currently 31%, which is consistent with the prior year.

     Net income was $1.1 million in the third quarter of 2001 compared to $4.7 million in the third quarter of 2000. Excluding restructuring and nonrecurring charges and accounts receivable reserve totaling $3.7 million pre-tax, net income would have been $3.7 million in the third quarter 2001 compared to $4.7 million in the third quarter 2000.

     Diluted earnings per share was $0.12 in the third quarter of 2001 compared to $0.53 in the third quarter of 2000. Excluding restructuring and nonrecurring charges and accounts receivable reserve totaling $3.7 million pre-tax, or $0.28 per share, diluted earnings per share would have been $0.40 in the third quarter of 2001 compared to $0.53 in the third quarter of 2000.

Other Significant Items

     On March 30, 2001, the Company acquired from its Canadian licensee, H. L. Blachford, Ltd., rights to market to, sell to, and service all Canadian integrated steel makers and certain accounts in the Canadian metalworking market. The purchase price totaling approximately $1.4 million, together with a five-year earn-out provision of five percent on net sales to certain accounts purchased, resulted in intangible assets of $1.4 million, which are being amortized over their expected useful lives of up to 20 years.

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

     Such risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions (which could be impacted by future terrorist attacks such as those that occurred on September 11th), and foreign currency fluctuations that may affect worldwide results of operations. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance or durable goods manufacturers.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

     Quaker is exposed to the impact of changes in interest rates, foreign currency fluctuations, and changes in commodity prices.

     Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements on pages 7 and 24, respectively, of the Registrant's 2000 Annual Report filed on Form 10-
K. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of September 30, 2001, Quaker had no short-term borrowings.

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

     In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was immaterial. Quaker is not currently a party to any derivative financial instruments. Therefore, adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on Quaker's operating results or financial position as of September 30, 2001. Incorporated by reference is the information concerning Quaker's Significant Accounting Policies appearing in Note 1 of the Notes to Consolidated Financial Statements on page 17 of the Registrant's 2000 Annual Report filed on Form 10-K.

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


Date: November 13, 2001
     ---------------------