Form 10-K
period 2001-12-31
QUAKER CHEMICAL CORP
filed 2002-03-28
CIK 81362

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from       to

                         Commission file number 0-7154

                               -----------------

                          QUAKER CHEMICAL CORPORATION
            (Exact name of Registrant as specified in its charter)

                A Pennsylvania Corporation          No. 23-0993790
               (State or other jurisdiction        (I.R.S. Employer
             of incorporation or organization)    Identification No.)

           Elm and Lee Streets, Conshohocken, Pennsylvania   19428
              (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code (610) 832-4000

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class           Name of each Exchange on which registered
          -------------------           -----------------------------------------
Common Stock, $1.00 par value                    New York Stock Exchange
Stock Purchase Rights                            New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None


                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]       No  [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   State aggregate market value of the voting stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on March 8, 2002):
$206,450,054.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 9,164,385 shares of Common Stock, $1.00 Par Value, as of March 8, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement dated March 28, 2002 in connection with the Annual Meeting of Shareholders to be held on May 8, 2002 are incorporated into Part III.

================================================================================

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

   Such risks and uncertainties include, but are not limited to, further downturns in our customers' businesses, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, and future terrorist attacks such as those that occurred on September 11, 2001. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers.

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

   A substantial portion of Quaker's sales worldwide are made directly through its own sales force with the balance being handled through distributors and agents. Quaker sales persons visit the plants of customers regularly and, through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker's existing products or by applying new formulations developed in Quaker's laboratories. Generally, separate manufacturing facilities of a single customer are served by different sales personnel. Sales are recorded when products are shipped to customers and services earned. As part of the Company's chemical management services, certain third party products are transferred to customers at no gross profit and accordingly, these transactions have no effect on net sales. Third party products transferred under these arrangements totaled $20.7 million, $19.7 million, and $16.3 million for 2001, 2000, and 1999, respectively. License fees and royalties are recorded when earned and are included in other income.

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

Based on information available to Quaker, however, it is estimated that Quaker holds a significant position (among a group in excess of 25 other suppliers) in the market for process fluids used in the production of hot and cold rolling of steel. Many competitors are in fewer and more specialized product classifications or provide different levels of technical services in terms of specific formulations for individual customers. Competition in the industry is based primarily on the ability to provide products that meet the needs of the customer and render technical services and laboratory assistance to customers and, to a lesser extent, on price.

  Major Customers and Markets

   During 2001, Quaker's five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 15% of its consolidated net sales with the largest of these customers accounting for approximately 5% of consolidated net sales. A significant portion of Quaker's revenues are realized from the sale of process fluids to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers. Furthermore, steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. Accordingly, the loss or closure of a steel mill of a significant customer can have a material adverse effect on Quaker's business.

  Raw Materials

   Quaker uses over 500 raw materials, including mineral oils, fats and fat derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of organic and inorganic compounds. In 2001, only one raw material (mineral oil) accounted for as much as 10% of the total cost of Quaker's raw material purchases. Many of the raw materials used by Quaker are "commodity" chemicals, and, therefore, Quaker's earnings can be affected by market changes in raw material prices. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business. Reference is made to disclosure contained in Item 7A of this Report.

  Patents and Trademarks

   Quaker has a limited number of patents and patent applications, including patents issued, applied for, or acquired in the United States and in various foreign countries, some of which may prove to be material to its business. Principal reliance is placed upon Quaker's proprietary formulae and the application of its skills and experience to meet customer needs. Quaker's products are identified by trademarks that are registered throughout its marketing area. Quaker makes little use of advertising but relies heavily upon its reputation in the markets which it serves.

  Research and Development--Laboratories

   Quaker's research and development laboratories are directed primarily toward applied research and development since the nature of Quaker's business requires continuing modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Research and development costs are expensed as incurred. Research and development expenses during 2001, 2000, and 1999 were $8.9 million, $8.5 million, and $8.5 million, respectively.

   Quaker maintains quality control laboratory facilities in each of its manufacturing locations. In addition, Quaker maintains in Conshohocken, Pennsylvania, and Uithoorn, The Netherlands, laboratory facilities that are devoted primarily to applied research and development.

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

  Regulatory Matters

   In order to facilitate compliance with applicable Federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent environmental experts, as well as ongoing inspections by on-site personnel. Such inspections are addressed to operational matters, record keeping, reporting requirements, and capital improvements. In 2001, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $1.3 million compared to $2.8 million and $1.7 million in 2000 and 1999, respectively. In 2002, the Company expects to incur approximately $1.0 million for capital expenditures directed primarily to regulatory compliance.

  Number of Employees

   On December 31, 2001, Quaker's consolidated companies had 955 full-time employees of whom 376 were employed by the parent company and its U.S. subsidiaries and 579 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 156 people on December 31, 2001.

  Product Classification

   The Company's reportable segments are as follows:

      (1) Metalworking process chemicals--products used as lubricants for various heavy industrial and manufacturing applications.

      (2) Coatings--temporary and permanent coatings for metal products and chemical milling maskants.

      (3) Other chemical products--primarily chemicals used in the manufacturing of paper in 2000 and 1999 as well as other various chemical products.

  Non-U.S. Activities

   Since significant revenues and earnings are generated by non-U.S. operations, Quaker's financial results are affected by currency fluctuations, particularly between the U.S. dollar, the E.U. euro, the Brazilian real, and other foreign currencies, and the impact of those currency fluctuations on the underlying economies. Reference is made to disclosure contained in Item 7A of this Report. Reference is made to disclosure contained in Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Item 2.  Properties.

   Quaker's corporate headquarters and a laboratory facility are located in Conshohocken, Pennsylvania. Quaker's other principal facilities are located in Detroit, Michigan; Uithoorn, The Netherlands; Santa Perpetua de Mogoda, Spain; Rio de Janeiro, Brazil; and Wuxi, China. With the exception of the Conshohocken site, which is owned by a real estate joint venture of which Quaker is a 50% partner (the "Venture"), all of these principal facilities are owned by Quaker and as of December 31, 2001 were mortgage free. Quaker also leases small sales, laboratory, and warehouse facilities in other locations.

   In January 2001, the Company contributed its Conshohocken, Pennsylvania property and buildings (the "Site") to the Venture in exchange for a 50% ownership in the Venture. The Venture did not assume any debt or other obligations of the Company. The Venture is renovating certain of the existing buildings at the Site, as well as building new office space (the "Project"). In December 2000, the Company entered into an agreement with the Venture to lease approximately 40% of the Site's available office space for a 15-year period commencing February 2002, with multiple renewal options. The Company believes the terms of this lease are no worse than the terms it would have obtained from an unaffiliated third party. As of February 28, 2002, approximately half of the Site's remaining office space was under lease to unaffiliated third parties.

   The Venture is funding the Project with a $21.0 million construction loan from The Bank of New York, of which approximately $11.8 million was outstanding as of December 31, 2001. The loan is secured in part by a mortgage on the Site and guarantees of completion and payment of interest and operating expenses executed by certain Venture partners other than the Company.

   Quaker's Woodchester, England and Villeneuve, France sites are currently for sale. As of December 31, 2001, Quaker closed its Woodchester, England facility and transferred production to its facilities in Uithoorn, The Netherlands and Santa Perpetua de Mogoda, Spain. The administrative, warehousing, and laboratory activities previously conducted at the Woodchester site were transferred to a sales distribution office located in Stonehouse, England. In addition, Quaker is ceasing manufacturing operations at its facility in Villeneuve, France, effective March 31, 2002. Production will be consolidated into its facilities in Uithoorn, The Netherlands and Santa Perpetua de Mogoda, Spain. Sales, warehousing, and laboratory activities will continue pending the sale of the Villeneuve site.

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

Item 3.  Legal Proceedings.

   The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters including environmental matters. Incorporated herein by this reference is the information concerning pending asbestos-related cases against a non-consolidated, non-operating subsidiary and amounts accrued associated with certain environmental investigatory and noncapital remediation costs in Note 13 of Notes to Consolidated Financial Statements which appears in
Item 8 of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the last quarter of the period covered by this Report.

Item 4(a).  Executive Officers of the Registrant.

   Set forth below are the executive officers of the Company. Each of the executive officers, other than Mark Featherstone, was elected to a one year term. Mr. Featherstone assumed his officer position when he joined the Company.

Name, Age, and Present                      Business Experience During Past Five
Position with the Company                   Years and Period Served as an Officer
-------------------------                   -------------------------------------

Ronald J. Naples, 56....................... Mr. Naples was elected Chairman of the Board in May 1997 and
  Chairman of the Board and                 Chief Executive Officer in October 1995. He also served as
  Chief Executive Officer, and Director     President of the Company from October 1995 until March 1998. Mr.
                                            Naples has been a Director of the Company since 1988.

Joseph W. Bauer, 59........................ Mr. Bauer was elected President and Chief Operating Officer of the
  President and Chief Operating Officer     Company in March 1998. Previously, Mr. Bauer was employed by
                                            M. A. Hanna and was President of M. A. Hanna Color Division from
                                            1996 to 1998.

Michael F. Barry, 43....................... Mr. Barry was elected Vice President, Chief Financial Officer and
  Vice President, Chief Financial Officer   Treasurer of the Company in November 1998. Previously, Mr. Barry
  and Treasurer                             was employed by Lyondell (formerly ARCO Chemical) where he held the position of Business Director for its Urethanes business throughout the Americas from 1997 to 1998 and where he also held a variety of financial and business positions from 1988 to 1997.

D. Jeffry Benoliel, 43..................... Mr. Benoliel was elected Vice President and General Counsel in
  Vice President, Secretary                 January 2001. He was elected an officer of the Company in May
  and General Counsel                       1998, at which time he assumed the office of Corporate Secretary in addition to being Director, Corporate Legal Affairs, a position he held since May 1996. Mr. Benoliel is the son of Peter A. Benoliel, a
                                            Director of the Company.

Jose Luiz Bregolato, 56.................... Mr. Bregolato was elected to his current position in 1993.
  Vice President and Managing
  Director--South America

Ian F. Clark, 57........................... Mr. Clark was elected an officer of the Company in March 1999. He
  Vice President and Global Industry        assumed his current position in January 2001. Previously, he was
  Leader--Metalworking/                     Vice President and Global Industry Leader--Steel/Fluid Power from
  Chemical Management Services              March 1999 to December 2000. Prior to joining the Company, he was employed by Ciba Specialty Chemicals Corporation where he was President-Sales and Marketing, U.S. Pigments Division from
                                            1990 to 1998 and, in addition, was General Manager for one of its global pigment segments from 1996 to 1998.

James A. Geier, 46......................... Mr. Geier was elected to his current position in November 1997.
  Vice President--Human Resources           Previously, Mr. Geier held a variety of human resources positions at
                                            Rhone-Poulenc Rorer Pharmaceuticals, Inc. for a period of more than five years.

Mark Harris, 47............................ Mr. Harris was elected to his current position in January 2001. From
  Vice President and Global Industry        1996 until he assumed his current position, Mr. Harris was Regional
  Leader--Steel/Fluid Power                 Industry Manager for the Company's Steel/Fluid Power business in
                                            Europe, the Middle East, and Africa.

Daniel S. Ma, 61........................... Mr. Ma was elected to his current position in 1993.
  Vice President and Managing
  Director--Asia/Pacific

Name, Age, and Present                   Business Experience During Past Five
Position With the Company                Years and Period Served as an Officer
-------------------------                -------------------------------------

Wilbert Platzer, 40..................... Mr. Platzer was elected to his current position in January 2001. From
 Vice President--Worldwide               March 1996 to June 1999, he was Managing Director of Quaker
 Operations                              Chemical B.V., the Company's Dutch affiliate, and, from July 1999 until he assumed his current position, he was Director of
                                         Operations--Europe.

Irving H. Tyler, 43..................... Mr. Tyler was elected Vice President--Information Services and
  Vice President--Information Services   Chief Information Officer of the Company in January 2001.
  and Chief Information Officer          Previously, he was the Company's Director of Information Services
                                         and Chief Information Officer from July 1999 to January 2001;
                                         European Controller from August 1997 to July 1999; Director of
                                         Operations and Information Services from January 1997 to August
                                         1997; Director of Finance, North American Operations from January
                                         1995 to January 1997.

Mark A. Featherstone, 40................ Mr. Featherstone joined the Company in May 2001 as Global
  Global Controller                      Controller. Previously, he was Senior Vice President-Finance and
                                         Controller at Internet Partnership Group from April 2000 to March
                                         2001, and Director of Financial Policies and Projects at Coty Inc.
                                         from May 1996 to March 2000.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol KWR. The following table sets forth, for the calendar quarters during the past two years, the range of high and low sales prices for the common stock as reported by the NYSE (amounts rounded to the nearest penny), and the quarterly dividends declared as indicated:

                                       Range of Quotations
                                   ---------------------------  Dividends
                                       2001          2000       Declared
                                   ------------- ------------- -----------
                                    High   Low    High   Low   2001  2000
                                   ------ ------ ------ ------ ----- -----
     First quarter................ $19.00 $16.12 $17.00 $13.38 $.205 $.195
     Second quarter...............  20.99  17.17  17.44  15.06  .205  .195
     Third quarter................  21.75  16.96  17.38  15.81  .205  .205
     Fourth quarter...............  22.30  18.00  19.25  15.88  .205  .205

   As of January 18, 2002 there were 810 shareholders of record of the Company's common stock, its only outstanding class of equity securities.

Item 6.  Selected Financial Data.

   The following table sets forth selected financial information for the
Company:

                               2001/(1)/ 2000/(2)/ 1999/(3)/ 1998/(4)/ 1997/(5)/
                               --------  --------  --------  --------  --------
                               (Dollars in thousands except per share amounts)
Summary of Operations:
 Net sales.................... $251,074  $267,570  $265,671  $264,453  $248,220
 Income before taxes..........   14,430    26,486    27,151    16,797    19,735
 Net income...................    7,665    17,163    15,651    10,650    12,611
 Per share:...................
       Net income basic.......     $.85     $1.94     $1.76     $1.21     $1.45
       Net income diluted.....      .84      1.93      1.74      1.20      1.45
       Dividends..............      .82       .80       .77       .74       .71

Financial Position:
   Working capital............ $ 47,424  $ 52,981  $ 51,584  $ 45,636  $ 48,098
   Total assets...............  178,823   188,239   182,213   191,403   172,463
   Long-term debt.............   19,380    22,295    25,122    25,344    25,203
   Shareholders' equity.......   80,899    84,907    81,199    83,735    74,976

--------
(1) The results of operations for 2001 include restructuring charges of $4,039 after-tax; an additional provision for doubtful accounts related to the poor financial condition of certain customers of $1,380 after-tax; an environmental charge of $345 after-tax; and nonrecurring organizational structure charges of $184 after-tax. Excluding these items, net income for 2001 was $13,613.
(2) The results of operations for 2000 include an additional provision for doubtful accounts related to the poor financial condition of certain customers of $1,154 after-tax; a net gain on exit of businesses of $1,016 after-tax; and an environmental charge of $1,035 after-tax. Excluding these items, net income for 2000 was $18,336.
(3) The results of operations for 1999 include a net restructuring credit of $188 after-tax. Excluding this credit, net income for 1999 was $15,462.
(4) The results of operations for 1998 include net restructuring and integration charges of $2,882 after-tax and minority interest. Excluding these charges, net income for 1998 was $13,532.
(5) The results of operations for 1997 include a gain on the sale of the European pulp and paper business, $1,703 after-tax and a litigation charge of $2,000, $1,320 after-tax. Excluding these items, net income was $12,228.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Critical Accounting Policies and Estimates

   Quaker's discussion and analysis of its financial condition and results of operations are based upon Quaker's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Quaker to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Quaker evaluates its estimates, including those related to customer sales incentives, product returns, bad debts, inventories, property, plant, and equipment, investments, intangible assets, income taxes, financing operations, restructuring, accrued incentive compensation plans, pensions and other postretirement benefits, and contingencies and litigation. Quaker bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Quaker believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

      1. Accounts receivable and inventory reserves and exposures--Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. A significant portion of Quaker's revenues is derived from sales to customers in the U.S. steel industry, where a number of bankruptcies occurred during recent years. In 2000 and 2001, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry, including the December 2001 decision by LTV Corporation, a major customer, to cease operations. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company's exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.

      2. Environmental and litigation reserves--Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. Environmental costs and remediation costs are capitalized if the costs extend the life, increase the capacity or improve the safety or efficiency of the property from the date acquired or constructed, and/or mitigate or prevent contamination in the future. Estimates for accruals for environmental matters are based on a variety of potential technical solutions, governmental regulations and other factors, and are subject to a large range of potential costs for remediation and other actions. A considerable amount of judgment is required in determining the most likely estimate within the range, and the factors determining this judgment may vary over time. Similarly, reserves for litigation and similar matters are based on a range of potential outcomes and require considerable judgment in determining the most probable outcome. If no amount within the range is considered more probable than any other amount, the Company accrues the lowest amount in the range in accordance with generally accepted accounting principles.

      3. Realizability of equity investments--Quaker holds equity investments in various domestic and foreign companies, whereby it has the ability to influence, but not control, the operations of the entity and its future results. Quaker records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments, or devaluation of foreign currencies could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value. These factors may result in an impairment charge in the future.

      4. Tax exposures and valuation allowances--Quaker records expenses and liabilities for taxes based on estimates of amounts that will be ultimately determined to be deductible in tax returns filed in various jurisdictions. The filed tax returns are subject to audit, often several years subsequent to the date of the financial statements. Disputes or disagreements may arise during audits over the timing or validity of certain items or deductions, which may not be resolved for extended periods of time. Quaker establishes reserves for potential tax audit and other exposures as transactions occur and reviews these reserves on a regular basis; however, actual exposures and audit adjustments may vary from these estimates. Quaker also records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Quaker has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Quaker were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Quaker determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

      5. Restructuring reserves--Restructuring charges may consist of charges for employee severance, rationalization of manufacturing facilities and other items. Quaker records restructuring and other exit costs, including involuntary termination of certain employees, in accordance with the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Certain of these items, particularly those involving impairment charges for assets to be sold or closed, require significant estimates and assumptions in terms of estimated sale proceeds, date of sale, transaction costs and other matters, and these estimates can change based on market conditions and other factors.

      6. Goodwill and other intangible assets--Intangible assets consist of goodwill and other intangible assets arising from acquisitions which are being amortized on a straight-line basis. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability and, if necessary, impairment or adjustment of the period benefited would be recognized. Quaker is required to adopt Statement of Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment.

  Recently Issued Accounting Standards

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company recognized no such goodwill. Additionally, upon adoption, existing goodwill is no longer amortized, but instead will be assessed for impairment on at least an annual basis. The Company implemented the remaining provisions of SFAS No. 142 on January 1, 2002. The Company does not expect to recognize an impairment charge in 2002 in accordance with SFAS No. 142. The non-amortization provisions of SFAS No. 142 for goodwill and intangibles is currently expected to result in an increase in operating income ranging from approximately $0.5 million to $1.0 million in 2002.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

   In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets." The provisions of this statement provide a single accounting model for impairment of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on January 1, 2002. Management has assessed the impact of the new standard and determined there to be no material impact to the financial statements.

  Liquidity and Capital Resources

   Quaker's cash and cash equivalents increased to $20.5 million at December 31, 2001 from $16.6 million at December 31, 2000. The increase resulted primarily from $22.6 million provided by operating activities, offset by $8.0 million and $9.6 million used in investing and financing activities, respectively.

   Net cash flow provided by operating activities amounted to $22.6 million in 2001 compared to $21.4 million in 2000. The increase primarily resulted from an increase in the change in working capital accounts including accounts receivable, inventory, and accounts payable and accrued liabilities in 2001 versus 2000, offset by a decrease in operating income, excluding special items, as well as restructuring benefit payments of $1.1 million made in 2001. See "Operations--Comparison of 2001 with 2000" for discussion of operations and special items.

   Net cash used in investing activities increased to $8.0 million in 2001 from $2.8 million in 2000. The increase is primarily related to the year 2000, which includes $5.2 million of proceeds received from the sale of the U.S. pulp and paper business, in addition to $1.0 million of proceeds related to the disposition of assets, partially offset by a $3.5 million contingent purchase payment related to the 1998 Brazilian acquisition. In addition, 2001 included $1.4 million related to the Company's acquisition from its Canadian licensee, H.L. Blachford, Ltd., of rights to market to, sell to, and service all Canadian integrated steel makers and certain accounts in the Canadian metalworking market. Cash used for capital expenditures was $1.9 million higher in 2001 compared to 2000.

   Expenditures for property, plant, and equipment were $8.0 million in 2001 compared to $6.1 million in 2000. Capital expenditures included upgrades of manufacturing capabilities at various locations, with $1.3 million for environmental and regulatory compliance in 2001 versus $2.8 million in 2000, in addition to $3.6 million in 2001 for a global transaction system. Capital expenditures for 2002 are expected to be approximately $17.0 million and include various upgrades to manufacturing capabilities in the U.S. and Europe, and an estimated $1.0 million for environmental and regulatory compliance. Approximately $10.0 million of the 2002 capital expenditures are related to the global transaction system implementation and leasehold improvements in the Company's new office space (see below). The Company believes that available cash, internally generated cash, and financing arrangements should be sufficient to fund future capital expenditures.

   In January 2001, the Company contributed its Conshohocken, Pennsylvania property and buildings (the "Site"), to a real estate joint venture (the "Venture") in exchange for a 50% ownership in the Venture. The Venture did not assume any debt or other obligations of the Company. The Venture credited the Company's capital account with the estimated fair value of the Site, which amount was in excess of the book value of the contribution. The Company recorded its investment in the Venture at book value, which totaled $4.7 million.

   The Venture is renovating certain of the existing buildings at the Site, as well as building new office space (the "Project"). In December 2000, the Company entered into an agreement with the Venture to lease approximately 40% of the Site's available office space for a 15-year period commencing February 2002 with multiple renewal options. The Company believes the terms of this lease are no worse than the terms it would have obtained from an unaffiliated third party. As of February 28, 2002, approximately half of the Site's remaining office space was under lease to unaffiliated third parties.

   The Venture is funding the Project with a $21.0 million construction loan from The Bank of New York (the "Venture Loan"), of which approximately $11.8 million was outstanding as of December 31, 2001. The Venture Loan is secured in part by a mortgage on the Site and guarantees of completion and payment of interest and operating expenses executed by certain Venture partners other than the Company.

   The Company has not guaranteed, nor is it obligated to pay any principal, interest or penalties on the Venture Loan, even in the event of default by the Venture. At December 31, 2001, the Venture had property with a book value of $19.0 million, total assets of $19.8 million, and total liabilities of $14.5 million. The Venture expects to complete the Project in mid-2002, and expects to refinance the Venture Loan, which matures in July 2002 subject to extension under certain conditions, on acceptable terms. The Company can offer no assurances that the refinancing will be successful. If cash flows permit, the Company will be eligible to receive priority distributions from the Venture.

   Net cash flows used in financing activities were $9.6 million in 2001 compared with $10.0 million in 2000. The net change was primarily due to approximately $2.0 million paid to purchase shares of stock under the Company's stock repurchase program during 2000, partially offset by increased dividends in 2001. In addition, 2001 includes repayments of long-term debt of $2.9 million which was offset by $2.9 million of proceeds primarily related to shares issued upon exercise of stock options.

   As of December 31, 2001, the Company had available an $18.0 million unsecured demand line of credit. The Company believes that additional bank borrowings could be negotiated at competitive rates, based on its debt-to-equity ratio and current levels of operating performance. The Company is in compliance with all covenants or other requirements set forth in its credit agreements. The Company believes that, in 2002, it is capable of supporting its operating requirements, payment of dividends to shareholders, possible acquisition opportunities, and possible resolution of contingencies (see Note 13 of Notes to Consolidated Financial Statements) through internally generated funds supplemented with debt as needed.

   The following table summarizes the Company's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

                                      Payments due by period (Dollars in thousands)
                                   ---------------------------------------------------
                                                                              2007 and
     Contractual Obligations        Total   2002   2003   2004   2005   2006   beyond
     -----------------------       ------- ------ ------ ------ ------ ------ --------
Long-term debt.................... $22,238 $2,858 $2,857 $2,857 $2,857 $2,857 $ 7,952
Capital lease obligations.........      --     --     --     --     --     --      --
Non-cancelable operating leases...  25,512  3,851  3,233  2,326  1,637  1,562  12,903
Unconditional purchase obligations      --     --     --     --     --     --      --
Other long-term obligations.......      --     --     --     --     --     --      --
                                   ------- ------ ------ ------ ------ ------ -------
Total contractual cash obligations $47,750 $6,709 $6,090 $5,183 $4,494 $4,419 $20,855
                                   ======= ====== ====== ====== ====== ====== =======

  Operations

    Comparison of 2001 with 2000

   Consolidated net sales decreased from $267.6 million in 2000 to $251.1 million in 2001. The 6% decline was the net result of a 4% decrease in volume and a 3% improvement in price/mix, offset by a 4% negative impact from foreign currency translation. Also, the sale of the U.S. pulp and paper business in May 2000 unfavorably impacted the sales comparison by 1%. The shortfall for the year was mainly attributable to metalworking process chemicals sales declines in the U.S., Europe, and Asia/Pacific regions, primarily due to weak demand from the steel industry, as indicated by bankruptcy filings of two of the Company's major U.S. customers. Brazil sales increased in this segment on a local currency basis, but declined as well due to the weakening of the Brazilian real against the U.S. dollar. These declines were partially offset by higher coatings segment revenues despite weakening aircraft production in the fourth quarter of 2001. Sales from the Company's new joint venture ("Q2 Technologies") also helped offset the sales decline with its strong performance in sales of its sulfur removal technology to industrial customers.

   Operating income as reported was $14.2 million in 2001 compared to $25.1 million reported in 2000. Excluding special items, operating income decreased to $22.8 million in 2001 from $26.8 million in 2000. The decline was primarily due to a lower gross profit margin related to the overall sales decline in 2001. Gross profit as a percentage of sales also declined (40.2% for 2001 compared to 41.9% for 2000) primarily as a result of lower sales volumes and higher raw material costs in addition to product mix changes. Excluding special items, operating income as a percentage of sales was 9.1% in 2001 compared to 10.0% in the prior year.

   Overall selling, general, and administrative costs as reported for 2001 were $80.5 million compared to $86.9 million in 2000. Both 2001 and 2000 include costs related to special items. Special items include an additional reserve for doubtful accounts primarily related to U.S. steel customers that filed for bankruptcy protection under Chapter 11 and totaled $2.0 million and $1.7 million in 2001 and 2000, respectively, and $0.3 million related to organizational structure costs in 2001. The restructuring and environmental charges discussed below (see "Restructuring and Related Activities" and "Environmental Clean-up Activities") are also considered special items. Excluding special items and adjusting for the U.S. pulp and paper sale in 2000, overall SG&A costs declined 6% compared to 2000. The decline in SG&A is primarily due to continued cost containment efforts as well as foreign exchange impacts.

   Other income variance primarily reflects lower license fee revenue in 2001 in addition to gains on fixed asset disposals in 2000 versus losses in 2001. Net interest expense was lower in 2001 reflecting increased interest income and lower overall short-term borrowings in addition to lower interest rates in 2001. Equity income was lower in 2001 compared to 2000, reflecting lower income from the Company's joint ventures in Mexico, Japan, and Venezuela, as well as losses incurred by the Venture. Minority interest was higher in 2001, primarily due to higher net income from joint ventures in Brazil and Q2 Technologies.

   The Company's effective tax rate was 31% in both 2001 and 2000. The Company has been assessed approximately $2.0 million of additional taxes based on an audit of certain subsidiaries for prior years. The Company has initiated an appeal process related to this assessment and currently believes its reserves are adequate. The Company is currently reviewing the effective rate for 2002, which is dependent on many internal and external factors, including but not limited to the profitability of the Company's foreign operations and favorable determination relative to the above-referenced audits, but expects the effective tax rate to be 32%.

    Comparison of 2000 with 1999

   Consolidated net sales for 2000 increased $1.9 million over 1999. The sales growth was the net result of a 5% increase in volume and a 3% improvement in price/mix, offset by a 5% negative impact from foreign currency translation. Also, the sale of the U.S. pulp and paper business in May 2000 unfavorably impacted the sales comparison by 2%. The improvement for the year was mainly attributable to metalworking process chemicals sales growth in Brazil and the Asia/Pacific region, primarily due to strong demand from the steel industry, offset by reductions in the European region due to foreign currency translation and lower coatings segment revenues. Coatings segment revenues declined as a result of lower aircraft production.

   Operating income as reported was $25.1 million in 2000 compared to $27.3 million reported in 1999. Operating income decreased to $25.1 million in 2000 from $27.0 million (excluding the impacts of the restructuring and integration credit adjustments) in 1999. The decline was primarily due to a lower gross profit margin as a percentage of sales (41.9% for 2000 compared to 43.5% for 1999). This decrease is mainly a result of higher raw material costs.

   Selling, general, and administrative costs in 2000 decreased approximately $1.8 million or 2% from 1999, reflecting the Company's continued cost containment programs and a positive foreign exchange impact. This decrease was offset by a $1.7 million additional reserve for doubtful accounts related to two U.S. steel customers that filed for bankruptcy protection under Chapter 11.

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

   During 2000, the Company performed a comprehensive review of the strategic position of certain individual business units and related assets and decided to exit certain businesses. Accordingly, the Company recorded valuation reserves for certain assets of $0.9 million and a pre-tax gain on the sale of its U.S. pulp and paper business of $2.4 million.

  Restructuring and Related Activities

   In the third and fourth quarters of 2001, Quaker's management approved restructuring plans to realign its organization and reduce operating costs. Quaker's restructuring plans include the closure and sale of its manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the third and fourth quarter restructuring charges are provisions for severance for 16 and 37 employees, respectively.

   Restructuring and related charges of $2.958 million and $2.896 million were expensed during the third and fourth quarters of 2001, respectively. The third quarter charge comprised $0.520 million related to employee separations, $2.038 million related to facility rationalization charges, and $0.400 million related to abandoned acquisitions. The fourth quarter charge comprised $2.124 million related to employee separations, $0.575 million related to facility rationalization charges, and $0.197 million related to abandoned acquisitions. Employee separation benefits under each plan varied depending on local regulations within certain foreign countries and included severance and other benefits. As of December 31, 2001, Quaker had completed 25 of the planned 53 employee separations under the 2001 plans. Quaker expects to substantially complete the initiatives contemplated under the restructuring plans by September 30, 2002. Upon conclusion of its restructuring and other cost savings initiatives, Quaker expects to achieve annualized savings of approximately $4.0 million in cost of sales and operating expenses. These estimated cost savings were calculated based upon expected cost reductions primarily related to employee separations as well as lower operating and depreciation expense resulting from factory rationalizations. However, Quaker cannot give any assurance whether the entire estimated cost savings will be realized.

   Components of accrued restructuring costs and amounts charged against the 2001 plans as of December 31, 2001 were as follows:


                                                  2001
                                         (Dollars in thousands)
--------------------------------------- ------------------------ -------- ----------- -----------------
                                                                           Currency
                                        Restructuring   Asset             Translation December 31, 2001
                                           Charges    Impairment Payments  and Other   Ending Balance
                                        ------------- ---------- -------- ----------- -----------------
Employee Separations...................    $2,644      $    --    $(111)      $ 1          $2,534
Facility Rationalization...............     2,613       (1,015)    (171)       12           1,439
Abandoned Acquisitions.................       597           --     (597)       --              --
                                           ------      -------    -----       ---          ------
   Total...............................    $5,854      $(1,015)   $(879)      $13          $3,973
                                           ======      =======    =====       ===          ======

   In the fourth quarter of 1998, the Company announced and implemented a restructuring and integration plan to better align its organizational structure with market demands, improve operational performance, and reduce costs. The components of the 1998 pre-tax restructuring and integration charge included severance and other benefit costs of $4.0 million and early pension and postemployment benefits of $1.3 million. At the end of 1999, the Company had substantially implemented these initiatives and reversed approximately $314,000 of the original charge. The remaining restructuring and integration liability at December 31, 2000 of $244,000 was paid in January 2001 (see Note 2 of Notes to Consolidated Financial Statements). The liabilities for early pension and postemployment benefits are included in the Company's pension and postretirement benefits obligations (see Note 7 of Notes to Consolidated Financial Statements).

  Environmental Clean-up Activities

   The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites (see Note 13 of Notes to Consolidated Financial Statements). During the second quarter of 2000, it was discovered during an internal environmental audit that AC Products, Inc. (ACP), a wholly owned subsidiary, had failed to properly report its air emissions. In response, an internal investigation of all environmental, health, and safety matters at ACP was conducted. ACP voluntarily disclosed these matters to regulators and took steps to correct all environmental, health, and safety issues discovered. In addition, ACP is involved in certain soil and groundwater remediation activities identified in prior years. In connection with these activities, the Company recorded pre-tax charges totaling $0.5 million and $1.5 million in 2001 and 2000, respectively. The Company believes that the potential-known liabilities associated with these matters range from approximately $1.4 million to $2.3 million, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses, fines, penalties, and damages will not be incurred in excess of the amount reserved.

  General

   The Company does not currently use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 54% to 56% of the consolidated net annual sales (see Note 11 of Notes to Consolidated Financial Statements).

  Euro

   On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency--the euro. The euro trades on currency exchanges and is used in business transactions. Beginning in January 2002, new euro-denominated bills and coins were issued, and legacy currencies were withdrawn from circulation. The

Company's operating subsidiaries affected by the euro conversion have established plans to address the systems and business issues raised by the euro currency conversion. The euro conversion did not have a material adverse impact on the Company's financial condition or results of operations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   Quaker is exposed to the impact of interest rates, foreign currency fluctuations, changes in commodity prices, and credit risk.

   Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of December 31, 2001, Quaker had $1,000 in short-term borrowings.

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

   In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was immaterial, and there are no contracts or options outstanding at December 31, 2001.

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

   Credit Risk. Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. A significant portion of Quaker's revenues is derived from sales to customers in the U.S. steel industry, where a number of bankruptcies occurred during recent years. In 2000 and 2001, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company's exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.

Item 8.  Financial Statements and Supplementary Data.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
   Financial Statements:
      Report of Independent Accountants.................................  17
      Consolidated Statement of Operations..............................  18
      Consolidated Balance Sheet........................................  19
      Consolidated Statement of Cash Flows..............................  20
      Consolidated Statement of Shareholders' Equity....................  21
      Notes to Consolidated Financial Statements........................  22

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Quaker Chemical Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 16 and listed in the index appearing under Item 14(a)(1) on page 39, present fairly, in all material respects, the financial position of Quaker Chemical Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 39 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 13, 2002

                          QUAKER CHEMICAL CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                               Year Ended December 31,
                                                            ----------------------------
                                                              2001      2000      1999
                                                            --------  --------  --------
                                                            (Dollars in thousands except
                                                                 per share amounts)
Net sales.................................................. $251,074  $267,570  $265,671
                                                            --------  --------  --------
Costs and expenses:
   Cost of goods sold......................................  150,045   155,530   150,028
   Selling, general, and administrative expenses...........   80,484    86,865    88,676
Net gain on exit of businesses.............................       --    (1,473)       --
Environmental charge.......................................      500     1,500        --
Restructuring charges (credit).............................    5,854        --      (314)
                                                            --------  --------  --------
                                                             236,883   242,422   238,390
                                                            --------  --------  --------
Operating income...........................................   14,191    25,148    27,281
Other income, net..........................................    1,089     2,434     1,862
Interest expense...........................................   (1,880)   (2,030)   (2,486)
Interest income............................................    1,030       934       494
                                                            --------  --------  --------
Income before taxes........................................   14,430    26,486    27,151
Taxes on income............................................    4,473     8,211    10,860
                                                            --------  --------  --------
                                                               9,957    18,275    16,291
Equity in net income of associated companies...............      613     1,424       957
Minority interest in net income of subsidiaries............   (2,905)   (2,536)   (1,597)
                                                            --------  --------  --------
Net income................................................. $  7,665  $ 17,163  $ 15,651
                                                            ========  ========  ========
Per share data:
   Net income--basic....................................... $    .85  $   1.94  $   1.76
   Net income--diluted..................................... $    .84  $   1.93  $   1.74
   Dividends............................................... $    .82  $    .80  $    .77
Weighted average shares outstanding:
   Basic...................................................    9,054     8,831     8,914
   Diluted.................................................    9,114     8,896     8,975

                See notes to consolidated financial statements.

                          QUAKER CHEMICAL CORPORATION

                          CONSOLIDATED BALANCE SHEET

                                                                                     December 31,
                                                                                ----------------------
                                                                                   2001        2000
                                                                                ----------  ----------
                                                                                 (Dollars in thousands
                                                                                   except per share
                                                                                       amounts)
ASSETS
Current assets
   Cash and cash equivalents................................................... $   20,549  $   16,552
   Accounts receivable, net....................................................     44,787      54,401
   Inventories, net............................................................     18,785      22,716
   Deferred income taxes.......................................................      4,031       4,977
   Prepaid expenses and other current assets...................................      3,935       4,535
                                                                                ----------  ----------
       Total current assets....................................................     92,087     103,181
Property, plant, and equipment, net............................................     38,244      42,459
Goodwill and other intangible assets, net......................................     16,402      18,014
Investments in associated companies............................................      9,839       5,925
Deferred income taxes..........................................................      9,085       9,992
Other assets...................................................................     13,166       8,668
                                                                                ----------  ----------
       Total assets............................................................ $  178,823  $  188,239
                                                                                ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings and current portion of long-term debt................. $    2,858  $    2,914
   Accounts payable............................................................     18,323      21,762
   Dividends payable...........................................................      1,873       1,811
   Accrued compensation........................................................      8,109      11,854
   Other current liabilities...................................................     13,500      11,859
                                                                                ----------  ----------
       Total current liabilities...............................................     44,663      50,200
Long-term debt.................................................................     19,380      22,295
Deferred income taxes..........................................................      1,233       3,711
Accrued postretirement benefits................................................      9,837       9,823
Other liabilities..............................................................     14,375       8,926
                                                                                ----------  ----------
       Total liabilities.......................................................     89,488      94,955
                                                                                ----------  ----------
Minority interest in equity of subsidiaries....................................      8,436       8,377
                                                                                ----------  ----------
Commitments and contingencies..................................................         --          --
Shareholders' equity
   Common stock, $1 par value; authorized 30,000,000 shares; issued (including
     treasury shares) 9,664,009 shares.........................................      9,664       9,664
   Capital in excess of par value..............................................        357         746
   Retained earnings...........................................................    103,953     103,760
   Unearned compensation.......................................................     (1,597)         --
   Accumulated other comprehensive loss........................................    (24,075)    (16,714)
                                                                                ----------  ----------
                                                                                    88,302      97,456
   Treasury stock, shares held at cost; 2001-526,865, 2000-812,646.............     (7,403)    (12,549)
                                                                                ----------  ----------
       Total shareholders' equity..............................................     80,899      84,907
                                                                                ----------  ----------
          Total liabilities and shareholders' equity........................... $  178,823  $  188,239
                                                                                ==========  ==========

                See notes to consolidated financial statements.

                          QUAKER CHEMICAL CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                   Year Ended December 31,
                                                                                                  -------------------------
                                                                                                   2001     2000     1999
                                                                                                  -------  -------  -------
                                                                                                    (Dollars in thousands)
Cash flows from operating activities
    Net income................................................................................... $ 7,665  $17,163  $15,651
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation..............................................................................   4,913    5,404    5,682
       Amortization..............................................................................   1,467    1,408    1,274
       Equity in net income of associated companies..............................................    (613)  (1,424)    (957)
       Minority interest in earnings of subsidiaries.............................................   2,905    2,536    1,597
       Deferred income taxes.....................................................................    (627)  (1,821)   1,031
       Deferred compensation and other postretirement benefits...................................     201    1,218      326
       Net gain on exit of businesses............................................................      --   (1,473)      --
       Environmental charge......................................................................     500    1,500       --
       Restructuring charges (credit)............................................................   5,854       --     (314)
       Other, net................................................................................    (695)     596      926
    Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions and divestitures:
       Accounts receivable, net..................................................................   7,573   (2,187)  (6,132)
       Inventories...............................................................................   2,762     (650)    (644)
       Prepaid expenses and other current assets.................................................      39   (1,596)    (400)
       Accounts payable and accrued liabilities..................................................  (6,603)  (1,805)  (1,313)
       Change in restructuring liabilities.......................................................  (1,123)    (328)  (2,139)
       Estimated taxes on income.................................................................  (1,614)   2,852     (361)
                                                                                                  -------  -------  -------
          Net cash provided by operating activities..............................................  22,604   21,393   14,227
                                                                                                  -------  -------  -------
Cash flows from investing activities
    Capital expenditures.........................................................................  (8,036)  (6,126)  (5,726)
    Dividends from associated companies..........................................................   1,208      625      615
    Investments in and advances to associated companies..........................................      95       --      (28)
    Payments related to acquisitions.............................................................  (1,718)  (3,500)      --
    Proceeds from sale of business...............................................................      --    5,200       --
    Proceeds from disposition of assets..........................................................     259    1,006       88
    Other, net...................................................................................     165      (11)  (1,160)
                                                                                                  -------  -------  -------
          Net cash used in investing activities..................................................  (8,027)  (2,806)  (6,211)
                                                                                                  -------  -------  -------
Cash flows from financing activities
    Dividends paid...............................................................................  (7,410)  (6,989)  (6,817)
    Net (decrease) in short-term borrowings and current portion of long-term debt................     (56)    (290)    (689)
    Repayment of long-term debt..................................................................  (2,891)     (28)    (409)
    Treasury stock issued........................................................................   2,902      810      557
    Treasury stock repurchased...................................................................      --   (1,961)      --
    Distributions to minority shareholders.......................................................  (2,335)  (1,533)    (142)
    Other, net...................................................................................     234       --       --
                                                                                                  -------  -------  -------
          Net cash used in financing activities..................................................  (9,556)  (9,991)  (7,500)
                                                                                                  -------  -------  -------
    Effect of exchange rate changes on cash......................................................  (1,024)    (721)  (2,052)
       Net increase (decrease) in cash and cash equivalents......................................   3,997    7,875   (1,536)
       Cash and cash equivalents at beginning of year............................................  16,552    8,677   10,213
                                                                                                  -------  -------  -------
       Cash and cash equivalents at end of year.................................................. $20,549  $16,552  $ 8,677
                                                                                                  =======  =======  =======

Supplemental cash flow disclosures
Cash paid during the year for:
    Income taxes................................................................................. $ 7,550  $ 6,935  $10,310
    Interest.....................................................................................   1,876    2,020    2,494

Noncash investing activities:
    Contribution of property, plant, and equipment to real estate joint venture.................. $ 4,358       --       --

                See notes to consolidated financial statements.

                          QUAKER CHEMICAL CORPORATION

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                              Accumulated
                                           Capital in                            other
                                    Common excess of  Retained    Unearned   comprehensive Treasury
                                    stock  par value  earnings  compensation income (loss)  stock     Total
                                    ------ ---------- --------  ------------ ------------- --------  --------
                                            (Dollars in thousands except per share amounts)
Balance at December 31, 1998....... $9,664   $ 910    $ 84,873    $    --      $    582    $(12,294) $ 83,735
                                                                                                     --------
   Net income......................     --      --      15,651         --            --          --    15,651
   Currency translation
     adjustments...................     --      --          --         --       (11,997)         --   (11,997)
   Minimum pension liability.......     --      --          --         --            37          --        37
                                                                                                     --------
     Comprehensive income..........     --      --          --         --            --          --     3,691
                                                                                                     --------
   Dividends ($.77 per share)......     --      --      (6,869)        --            --          --    (6,869)
   Shares issued upon exercise of
     options.......................     --      (3)         --         --            --         167       164
   Shares issued for employee
     stock purchase plan...........     --     (75)         --         --            --         553       478
                                    ------   -----    --------    -------      --------    --------  --------
Balance at December 31, 1999.......  9,664     832      93,655         --       (11,378)    (11,574)   81,199
                                                                                                     --------
   Net income......................     --      --      17,163         --            --          --    17,163
   Currency translation
     adjustments...................     --      --          --         --        (5,546)         --    (5,546)
   Minimum pension liability.......     --      --          --         --           210          --       210
                                                                                                     --------
     Comprehensive income..........     --      --          --         --            --          --    11,827
                                                                                                     --------
   Dividends ($.80 per share)......     --      --      (7,058)        --            --          --    (7,058)
   Shares acquired under
     repurchase program............     --      --          --         --            --      (1,961)   (1,961)
   Shares issued upon exercise of
     options.......................     --     (54)         --         --            --         613       559
   Shares issued for employee
     stock purchase plan...........     --     (32)         --         --            --         373       341
                                    ------   -----    --------    -------      --------    --------  --------
Balance at December 31, 2000.......  9,664     746     103,760         --       (16,714)    (12,549)   84,907
                                                                                                     --------
   Net income......................     --      --       7,665         --            --          --     7,665
   Currency translation
     adjustments...................     --      --          --         --        (5,566)         --    (5,566)
   Minimum pension liability.......     --      --          --         --        (1,524)         --    (1,524)
   Unrealized (loss) on available-
     for-sale securities...........     --      --          --         --          (271)         --      (271)
                                                                                                     --------
     Comprehensive income..........     --      --          --         --            --          --       304
                                                                                                     --------
   Dividends ($.82 per share)......     --      --      (7,472)        --            --          --    (7,472)
   Shares issued upon exercise of
     options.......................     --    (375)         --         --            --       3,106     2,731
   Shares issued for employee
     stock purchase plan...........     --       8          --         --            --         244       252
   Restricted stock................     --     (22)         --     (1,597)           --       1,796       177
                                    ------   -----    --------    -------      --------    --------  --------
Balance at December 31, 2001        $9,664   $ 357    $103,953    $(1,597)     $(24,075)   $ (7,403) $ 80,899
                                    ======   =====    ========    =======      ========    ========  ========

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

   Intangible assets: Intangible assets consist of goodwill and other intangibles arising from acquisitions which are being amortized on a straight-line basis over various periods not exceeding 40 years. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability and, if warranted, impairment or adjustment of the period benefited would be recognized. At December 31, 2001 and 2000, accumulated amortization amounted to $9,195 and $8,016, respectively.

   Revenue recognition: Sales are recorded when products are shipped to customers and services earned. As part of the Company's chemical management services, certain third party products are transferred to customers at no gross profit and, accordingly, these transactions have no effect on net sales. Third party products transferred under these arrangements totaled $20,654, $19,733, and $16,289 for 2001, 2000, and 1999, respectively. License fees and royalties are recorded when earned and are included in other income.

   Research and development costs: Research and development costs are expensed as incurred. Research and development expenses during 2001, 2000, and 1999 were $8,851, $8,496 and $8,524, respectively.

   Concentration of credit risk: Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash equivalents, short-term investments, and trade receivables. The Company invests temporary and excess cash in money market securities and financial instruments having

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)

maturities typically within 90 days. The Company has not experienced losses from the aforementioned investments.

   The Company sells its principal products to major steel, automotive, and related companies around the world. The Company maintains allowances for potential credit losses. As of December 31, 2001 and 2000, the allowance for doubtful accounts was $5,155 and $2,960, respectively. Historically, the Company has experienced some losses related to poor financial condition of certain customers. Prior to 2000, such losses were not material. In 2001 and 2000, the Company recorded allowances of $2,000 and $1,672, respectively, primarily related to U.S. steel customers that filed for bankruptcy under Chapter 11.

   Environmental liabilities and expenditures: Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If no amount in the range is considered more probable than any other amount, the Company records the lowest amount in the range in accordance with generally accepted accounting principles. Accrued liabilities are exclusive of claims against third parties and are not discounted. Environmental costs and remediation costs are capitalized if the costs extend the life, increase the capacity or improve safety or efficiency of the property from the date acquired or constructed, and/or mitigate or prevent contamination in the future.

   Comprehensive income (loss):  The Company presents comprehensive income
(loss) in its Statement of Shareholders' Equity. The components of accumulated other comprehensive loss for 2001 include: accumulated foreign currency translation adjustments of $21,529, minimum pension liability of $2,275, and unrealized holding losses on available-for-sale securities of $271. The components of accumulated other comprehensive loss for 2000 include: accumulated foreign currency translation adjustments of $15,963 and minimum pension liability of $751.

   Recently issued accounting standards: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company has not recognized such goodwill. Additionally, upon adoption, existing goodwill is no longer amortized, but instead will be assessed for impairment on at least an annual basis. The Company implemented the remaining provisions of SFAS No. 142 on January 1, 2002. The Company does not expect to recognize an impairment charge in 2002 in accordance with SFAS No. 142. The non-amortization provisions of SFAS No. 142 for goodwill and intangibles is expected to result in an increase in operating income ranging from approximately $500 to $1,000 in 2002.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

   In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets." The provisions of this statement provide a single accounting model for impairment of long-lived assets. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)

January 1, 2002. Management has assessed the impact of the new standard and determined there to be no material impact to the financial statements.

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

   Reclassifications: Certain reclassifications of prior years' data have been made to improve comparability.

Note 2--Restructuring and Related Activities

   In the third and fourth quarters of 2001, the Company's management approved restructuring plans to realign its organization and reduce operating costs. The Company's restructuring plans include the closure and sale of its manufacturing facilities in the U.K. and France. In addition, the Company consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the third and fourth quarter restructuring charges are provisions for the severance of 16 and 37 employees, respectively.

   Restructuring and related charges of $2,958 and $2,896 were expensed during the third and fourth quarters of 2001, respectively. The third quarter charge comprised $520 related to employee separations, $2,038 related to facility rationalization charges, and $400 related to abandoned acquisitions. The fourth quarter charge comprised $2,124 related to employee separations, $575 related to facility rationalization charges, and $197 related to abandoned acquisitions. Employee separation benefits under each plan varied depending on local regulations within certain foreign countries and included severance and other benefits. As of December 31, 2001, the Company completed 25 of the planned 53 employee separations under the 2001 plans. The Company expects to substantially complete the initiatives contemplated under the restructuring plans by September 30, 2002. Upon conclusion of its restructuring and other cost savings initiatives, the Company expects to achieve annualized savings of approximately $4,000 in cost of sales and operating expenses. These estimated cost savings were calculated based upon expected cost reductions primarily related to employee separations as well as lower operating and depreciation expense resulting from factory rationalizations. However, the Company cannot give any assurance whether the entire estimated cost savings will be realized.

   Components of accrued restructuring costs and amounts charged against the 2001 plans as of December 31, 2001 were as follows:

                                     2001
                            (Dollars in thousands)

                                                            Currency
                         Restructuring   Asset             Translation December 31, 2001
                            Charges    Impairment Payments  and Other   Ending Balance
                         ------------- ---------- -------- ----------- -----------------
Employee Separations....    $2,644      $    --    $(111)      $ 1          $2,534
Facility Rationalization     2,613       (1,015)    (171)       12           1,439
Abandoned Acquisitions..       597           --     (597)       --              --
                            ------      -------    -----       ---          ------
   Total................    $5,854      $(1,015)   $(879)      $13          $3,973
                            ======      =======    =====       ===          ======

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   In the fourth quarter of 1998, the Company announced and implemented a restructuring and integration plan to better align its organizational structure with market demands, improve operational performance, and reduce costs. The components of the 1998 pre-tax restructuring and integration charge included severance and other benefit costs of $4,000 and early pension and postemployment benefits of $1,300. At the end of 1999, the Company had substantially implemented these initiatives and reversed approximately $314 of the original charge. The remaining restructuring and integration liability at December 31, 2000 of $244 was paid in January 2001.

   The liabilities for early pension and postemployment benefits are included in the Company's pension and postretirement benefits obligations (see Note 7 of Notes to Consolidated Financial Statements).

Note 3--Investments in Associated Companies

   Investments in associated (less than majority-owned) companies are accounted for under the equity method. See Exhibit 21 in Part IV of this Form 10-K for a listing of the associated companies and their relative ownership percentages.

   Summarized financial information of the associated companies, in the aggregate, is as follows:

                                                          December 31,
                                                         ---------------
                                                          2001    2000
                                                         ------- -------
       Current assets................................... $19,350 $26,999
       Noncurrent assets................................  24,416   5,391
       Current liabilities..............................  11,863  13,763
       Noncurrent liabilities...........................  12,570   4,776

                                                     Year Ended December 31,
                                                     -----------------------
                                                      2001    2000    1999
                                                     ------- ------- -------
   Net sales........................................ $43,138 $57,460 $54,224
   Gross margin.....................................  19,093  21,227  20,377
   Operating income.................................   4,263   5,226   5,821
   Net income.......................................   1,527   2,004   2,196

   In January 2001, the Company contributed its Conshohocken, Pennsylvania property and buildings (the "Site") to a real estate joint venture (the "Venture") in exchange for a 50% ownership in the Venture. The Venture did not assume any debt or other obligations of the Company. The Venture credited the Company's capital account with the estimated fair value of the Site, which amount was in excess of the book value of the contribution. The Company recorded its investment in the Venture at book value, which totaled $4,736.

   The Venture is renovating certain of the existing buildings at the Site, as well as building new office space (the "Project"). In December 2000, the Company entered into an agreement with the Venture to lease approximately 40% of the Site's available office space for a 15-year period commencing February 2002, with multiple renewal options. The Company believes the terms of this lease are no worse than the terms it would have obtained from an unaffiliated third party. As of February 28, 2002, approximately half of the Site's remaining office space was under lease to unaffiliated third parties.

   The Venture is funding the Project with a $21,000 construction loan from The Bank of New York (the "Venture Loan"), of which approximately $11,766 was outstanding as of December 31, 2001. The Venture Loan

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)

is secured in part by a mortgage on the Site and guarantees of completion and payment of interest and operating expenses executed by certain Venture partners other than the Company.

   The Company has not guaranteed, nor is it obligated to pay any principal, interest or penalties on the Venture Loan, even in the event of default by the Venture. At December 31, 2001, the Venture had property with a book value of $19,003, total assets of $19,816 and total liabilities of $14,547. The Venture expects to complete the Project in mid-2002, and expects to refinance the Venture Loan, which matures in July 2002 subject to extension under certain conditions, on acceptable terms. The Company can offer no assurances that the refinancing will be successful. If cash flows permit, the Company will be eligible to receive priority distributions from the Venture.

Note 4--Inventories

   Total inventories comprise:

                                                          December 31,
                                                         ---------------
                                                          2001    2000
                                                         ------- -------
       Raw materials and supplies....................... $ 9,673 $11,872
       Work in process and finished goods...............   9,112  10,844
                                                         ------- -------
                                                         $18,785 $22,716
                                                         ======= =======

   Inventories valued under the LIFO method amounted to $5,636 and $6,497 at December 31, 2001 and 2000, respectively. The estimated replacement costs for these inventories using the FIFO method were approximately $5,196 and $6,287, respectively.

Note 5--Property, Plant, and Equipment

   Property, plant, and equipment comprise:

                                                           December 31,
                                                         ----------------
                                                          2001     2000
                                                         ------- --------
       Land............................................. $ 4,328 $  5,670
       Building and improvements........................  25,132   33,881
       Machinery and equipment..........................  61,881   65,844
       Construction in progress.........................   6,026    2,639
                                                         ------- --------
                                                          97,367  108,034
       Less accumulated depreciation....................  59,123   65,575
                                                         ------- --------
                                                         $38,244 $ 42,459
                                                         ======= ========

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


Note 6--Taxes on Income

   Taxes on income consist of the following:

                                  Year Ended December 31,
                                 -------------------------
                                  2001     2000     1999
                                 -------  -------  -------
                     Current:...
                        Federal. $(1,066) $ 2,411  $ 3,528
                        State...       5      145       85
                        Foreign.   6,161    7,476    6,216
                                 -------  -------  -------
                                   5,100   10,032    9,829
                     Deferred:..
                        Federal.     226   (1,337)     522
                        Foreign.    (853)    (484)     509
                                 -------  -------  -------
                     Total...... $ 4,473  $ 8,211  $10,860
                                 =======  =======  =======

   Total deferred tax assets and liabilities are composed of the following at December 31:

                                                2001             2000
                                           --------------  ---------------
                                                    Non-            Non-
                                           Current current Current current
                                           ------- ------- ------- -------
     Retirement benefits.................. $  179  $   --  $   13  $    --
     Allowance for doubtful accounts......    706      --     560       --
     FRS impairment.......................     --   1,836      --    1,836
     Insurance and litigation reserves....    666      --     670       --
     Postretirement benefits..............     --   3,111      --    3,102
     Supplemental retirement benefits.....     --     900      --      802
     Performance incentives...............    306   2,256   2,637      722
     Alternative minimum tax carryforward.     --      --      --      396
     Restructuring charges................  2,174      --   1,097    2,873
     Vacation pay.........................     --     261      --      261
     Goodwill.............................     --     564      --       --
     Operating loss carryforward..........     --     903      --    1,222
     Other................................     --     157      --       --
                                           ------  ------  ------  -------
                                            4,031   9,988   4,977   11,214
     Valuation allowance..................     --    (903)     --   (1,222)
                                           ------  ------  ------  -------
     Total deferred income tax assets--net $4,031  $9,085  $4,977  $ 9,992
                                           ======  ======  ======  =======
     Depreciation.........................         $1,161          $ 3,467
     Other................................             72              244
                                                   ------          -------
     Total deferred income tax liabilities         $1,233          $ 3,711
                                                   ======          =======

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31:

                                                                              2001    2000     1999
                                                                             ------  -------  -------
Income tax provision at the Federal statutory tax rate...................... $4,906  $ 9,005  $ 9,231
State income tax provisions, net............................................      3       96       56
Non-deductible entertainment and business meal expense......................    159      173      195
Foreign taxes on earnings at rates different from the Federal statutory rate   (321)  (1,239)   1,321
Miscellaneous items, net....................................................   (274)     176       57
                                                                             ------  -------  -------
Taxes on income............................................................. $4,473  $ 8,211  $10,860
                                                                             ======  =======  =======

   At December 31, 2001, the Company has foreign net operating loss carryforwards of $2,670, of which $477 expire between 2002 and 2006. There is no time limit for the remaining net operating loss carryforwards of $2,193. Due to the uncertainty of the realization of these deferred tax assets, the Company has established a valuation allowance against these carryforward benefits.

   U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries since it is the Company's intention to continue to reinvest these earnings in those subsidiaries for working capital and expansion needs. The amount of such undistributed earnings at December 31, 2001 was approximately $109,000. Any income tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits.

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

   The following table shows the components of pension costs for the periods indicated:

                                                     2001     2000     1999
                                                    -------  -------  -------
  Service cost..................................... $ 2,172  $ 2,442  $ 2,136
  Interest cost....................................   4,359    4,169    3,962
  Expected return on plan assets...................  (4,569)  (4,583)  (4,614)
  Other amortization, net..........................     284       97      (46)
  Pension curtailment (Note 2).....................      42       --       --
                                                    -------  -------  -------
  Net pension cost of plans subject to SFAS No. 87.   2,288    2,125    1,438
  Pension costs of plans not subject to SFAS No. 87      46       69       67
                                                    -------  -------  -------
  Net pension costs................................ $ 2,334  $ 2,194  $ 1,505
                                                    =======  =======  =======

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   The U.S. defined benefit pension plan is the largest plan. The significant assumptions for the U.S. plan were as follows:

                                                             2001  2000  1999
                                                             ----  ----  ----
 Discount rate for projected benefit obligation............. 7.25%  7.5%  7.5%
 Assumed long-term rate of compensation increases........... 4.75%  5.5%  5.5%
 Long-term rate of return on plan assets.................... 9.25% 9.25% 9.25%

   All other pension plans used assumptions in determining the actuarial present value of the projected benefit obligations which are consistent with (but not identical to) those of the U.S. plan.

   The Company has postretirement benefit plans that provide medical and life insurance benefits for certain of its retired employees. Both the medical and life insurance plans are currently unfunded.

   The following table shows the components of postretirement costs for the periods indicated:

                                                               2001 2000 1999
                                                               ---- ---- ----
   Service cost............................................... $ 95 $105 $114
   Interest cost..............................................  696  714  669
                                                               ---- ---- ----
   Net periodic postretirement benefit cost................... $791 $819 $783
                                                               ==== ==== ====

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   The following table shows the Company plans' funded status reconciled with amounts reported in the consolidated balance sheet as of December 31:

                                                                             Other
                                                                        postretirement
                                                     Pension benefits      benefits
                                                    -----------------  ----------------
                                                      2001     2000     2001     2000
                                                    --------  -------  -------  -------
Change in benefit obligation
Benefit obligation at beginning of year............ $ 65,824  $64,712  $ 9,841  $ 9,607
Service cost.......................................    2,113    2,382       95      105
Interest cost......................................    4,359    4,169      696      714
Amendments.........................................       --      253       --       --
Translation difference.............................     (940)  (1,365)      --       --
Actuarial (gain) loss..............................    2,491     (337)     (41)     209
Benefits paid......................................   (3,971)  (4,031)    (776)    (794)
Other..............................................       39       41       --       --
                                                    --------  -------  -------  -------
Benefit obligation at end of year.................. $ 69,915  $65,824  $ 9,815  $ 9,841
                                                    ========  =======  =======  =======
Change in plan assets
Fair value of plan assets at beginning of year..... $ 58,006  $58,233   $   --   $   --
Actual return on plan assets.......................   (2,108)   3,032       --       --
Employer contribution..............................    2,301    1,571      777      794
Plan participants' contributions...................       59       61       --       --
Translation difference.............................     (877)  (1,114)      --       --
Benefits paid......................................   (3,828)  (3,777)    (777)    (794)
                                                    --------  -------  -------  -------
Fair value of plan assets at end of year...........   53,553   58,006       --       --
Funded status......................................  (16,362)  (7,818)  (9,815)  (9,841)
Unrecognized transition asset......................     (848)  (1,103)      --       --
Unrecognized gain (loss)...........................   10,930    2,882      (22)      18
Unrecognized prior service cost....................    3,946    3,660       --       --
                                                    --------  -------  -------  -------
Net amount recognized.............................. $ (2,334) $(2,379) $(9,837) $(9,823)
                                                    ========  =======  =======  =======
Amounts recognized in the balance sheet consist of:
   Prepaid benefit cost............................ $  3,737  $ 3,105
   Accrued benefit obligation......................  (12,088)  (6,311)
   Intangible asset................................    3,742       76
   Accumulated other comprehensive income..........    2,275      751
                                                    --------  -------
Net amount recognized.............................. $ (2,334) $(2,379)
                                                    ========  =======

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $55,284, $50,601, and $38,602, respectively, as of December 31, 2001 and $7,075, $6,222, and $0, respectively, as of December 31, 2000.

   The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 2001 and 7.5% in 2000.

   In valuing costs and liabilities, different health care cost trend rates were used for retirees under and over age 65. The average assumed rate for medical benefits for all retirees was 8% in 2001, gradually decreasing to

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)

5% over nine years. A 1% increase in the health care cost trend rate would increase total service and interest cost for 2001 by $37 and the accumulated postretirement benefit obligation as of December 31, 2001 by $544.

   A 1% decrease in the health care cost trend rate would decrease total service and interest cost for 2001 by $33 and the accumulated postretirement benefit obligation as of December 31, 2001 by $488.

   The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $681, $575, and $511 in 2001, 2000, and 1999, respectively, representing the annual accrued benefits under this plan.

   Profit sharing plan: The Company had maintained a qualified profit sharing plan covering substantially all domestic employees other than those who are compensated on a commission basis. Contributions were $617 and $1,251 for 2000 and 1999 respectively. In January 2001, this plan was replaced by an enhanced employer match on the Company's 401(k) plan. The Company's 401(k) matching contributions for 2001 were $530.

Note 8--Debt

   Debt consisted of the following:

                                                                                    December 31,
                                                                                   ---------------
                                                                                    2001    2000
                                                                                   ------- -------
6.98% Senior unsecured notes due 2007............................................. $17,143 $20,000
Industrial development authority monthly floating rate (1.8% at December 31, 2001)
  demand bonds maturing 2014......................................................   5,000   5,000
Other debt obligations............................................................      95     209
                                                                                   ------- -------
                                                                                    22,238  25,209
Less current portion..............................................................   2,858   2,914
                                                                                   ------- -------
                                                                                   $19,380 $22,295
                                                                                   ======= =======

   The long-term financing agreements require the maintenance of certain financial covenants with which the Company is in compliance.

   During the next five years, payments on long-term debt are due as follows:
$2,857 in 2002, 2003, 2004, 2005 and 2006.

   At December 31, 2001 and 2000, the Company had outstanding short-term borrowings with banks under lines of credit in the aggregate of $1 and $27, respectively.

   As of December 31, 2001, the Company has available a $18,000 unsecured line of credit. Any borrowings under this line of credit will be at the bank's most competitive rate of interest in effect at the time. There were no outstanding borrowings under this line of credit at December 31, 2001 or 2000.

   As of December 31, 2001, the Company maintained a $5,135 stand-by letter of credit guarantying payment of the industrial development authority bonds. This letter of credit is renewed annually.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   At December 31, 2001 and 2000, the values at which the financial instruments are recorded are not materially different from their fair market value.

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

   Under provisions of a stock purchase plan which permits employees to purchase shares of stock at 85% of the market value, 13,463 shares, 20,857 shares, and 30,962 shares were issued from treasury in 2001, 2000, and 1999, respectively. The number of shares that may be purchased by an employee in any year is limited by factors dependent upon the market value of the stock and the employee's base salary. At December 31, 2001, 486,537 shares are available for purchase.

   The Company has a long-term incentive program for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options are exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant for options issued in 1999 or later and ten years for options issued in prior years. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-based Compensation." Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at grant date for awards in 2001, 2000, and 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           2001   2000    1999
                                          ------ ------- -------
                Net income--as reported.. $7,665 $17,163 $15,651
                Net income--pro forma....  7,236  16,894  15,307
                Net income per share--
                 as reported (basic)..... $  .85 $  1.94 $  1.76
                Net income per share--
                  as reported (diluted).. $  .84 $  1.93 $  1.74
                Net income per share--
                  pro forma (basic)...... $  .80 $  1.91 $  1.72
                Net income per share--
                  pro forma (diluted).... $  .79 $  1.90 $  1.71

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           2001  2000  1999
                                           ----  ----  ----
                   Dividend yield.........  3.9%  3.9%  3.9%
                   Expected volatility.... 21.9% 20.4% 24.2%
                   Risk-free interest rate 3.38% 5.12% 6.45%
                   Expected life (years)..    7     7     8

   The table below summarizes transactions in the plan during 2001, 2000, and 1999:

                                           2001                2000                1999
                                    ------------------- ------------------- -------------------
                                               Weighted            Weighted            Weighted
                                               Average             Average             Average
                                    Number of  Exercise Number of  Exercise Number of  Exercise
                                     Shares     Price    Shares     Price    Shares     Price
                                    ---------  -------- ---------  -------- ---------  --------
Options outstanding at January 1,.. 1,140,447   $16.60  1,082,947   $16.93    943,263   $17.34
Options granted....................   214,700    17.83    140,700    14.69    157,600    14.37
Options exercised..................  (166,215)   15.73    (25,350)   16.27     (2,516)   14.17
Options expired....................  (134,948)   18.18    (57,850)   18.19    (15,400)   16.33
                                    ---------           ---------           ---------
Options outstanding at December 31, 1,053,984    16.80  1,140,447    16.60  1,082,947    16.93
                                    =========           =========           =========
Options exercisable at December 31,   748,208    16.76    906,306    17.01    826,347    17.35
                                    =========           =========           =========

   The following table summarizes information about stock options outstanding at December 31, 2001:

                    Options Outstanding                        Options Exercisable
----------------------------------------------------------- --------------------------
                  Number        Weighted        Weighted      Number       Weighted
   Range of     Outstanding     Average         Average     Exercisable    Average
Exercise Prices at 12/31/01 Contractual Life Exercise Price at 12/31/01 Exercise Price
--------------- ----------- ---------------- -------------- ----------- --------------
   $12.10--
     $14.52        232,150         5             $13.96       196,049       $13.90
    14.53--
      16.94        262,150         5              15.37       210,175        15.52
    16.95--
      19.36        479,747         5              18.06       263,047        18.26
    19.37--
      21.78          9,937         2              20.88         8,937        21.00
    21.79--
      24.20         70,000         3              22.36        70,000        22.36
                 ---------                                    -------
                 1,053,984         5              16.80       748,208        16.76
                 =========                                    =======

   Options were exercised for cash, resulting in the issuance of 166,215 shares in 2001 and 25,350 shares in 2000. Options to purchase 999,000 shares were available at December 31, 2001 for future grants.

   The program also provides for cash awards and commencing in 1999, common stock awards, the value of which is determined based on operating results over a three-year period for awards issued in 1999, and over a four-year period in prior years. The effect on operations of the change in the estimated value of incentive units during the year was $25, $921, and $2,246 in 2001, 2000, and 1999, respectively.

   Shareholders of record on February 20, 1990 received two stock purchase rights for each three shares of common stock outstanding. These rights expired on February 20, 2000. On March 6, 2000, the Board of Directors approved a new Rights Plan and declared a dividend of one new right (the "Rights") for each outstanding share of common stock to shareholders of record on March 20, 2000.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


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

   Restricted stock bonus: As part of the Company's 2001 Global Annual Incentive Plan ("Annual Plan"), approved by shareholders on May 9, 2001, a restricted stock bonus of 100,000 shares of the Company's stock was granted to an executive of the Company. The shares were issued in April 2001, in accordance with the terms of the Annual Plan, and registered in the executive's name. The shares are subject to forfeiture if the Company fails to achieve a target level of earnings per share for the year 2001 and will vest over a four-year period, subject to the executive's continued employment by the Company. In 2001, 10,000 shares were earned and $177 was charged to selling, general, and administrative expenses ("SG&A"). The remaining shares have been recorded as unearned compensation and will be charged to SG&A when earned.

Note 10--Earnings Per Share

   The following table summarizes earnings per share ("EPS") calculations for the years ended December 31, 2001, 2000, and 1999:

                                                                                   December 31,
                                                                              ----------------------
                                                                               2001   2000    1999
                                                                              ------ ------- -------
Numerator for basic EPS and diluted EPS--net income.......................... $7,665 $17,163 $15,651
                                                                              ------ ------- -------
Denominator for basic EPS--weighted average shares...........................  9,054   8,831   8,914
Effect of dilutive securities, primarily employee stock options..............     60      65      61
                                                                              ------ ------- -------
Denominator for diluted EPS--weighted average shares and assumed conversions.  9,114   8,896   8,975
                                                                              ------ ------- -------
Basic EPS.................................................................... $  .85 $  1.94 $  1.76
Diluted EPS.................................................................. $  .84 $  1.93 $  1.74

   The following number of stock options are not included in dilutive earnings per share since in each case the exercise price is greater than the market price: 79, 190, and 192, in 2001, 2000, and 1999, respectively.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


Note 11--Business Segments

   The Company's reportable segments are as follows:

      (1) Metalworking process chemicals--products used as lubricants for various heavy industrial and manufacturing applications.

      (2) Coatings--temporary and permanent coatings for metal products and chemical milling maskants.

      (3) Other chemical products--primarily chemicals used in the manufacturing of paper in 2000 and 1999, as well as other various chemical products.

   Segment data includes direct segment costs as well as general operating costs, including depreciation, allocated to each segment based on net sales. Inter-segment transactions are immaterial.

   The table below presents information about the reported segments for the years ended December 31:

                                  Metalworking           Other
                                    Process             Chemical
                                   Chemicals   Coatings Products  Total
                                  ------------ -------- -------- --------
      2001
         Net sales...............   $228,527   $18,464  $ 4,083  $251,074
         Operating income........     47,580     5,161    1,211    53,952
         Depreciation............      4,580       155       82     4,817
      2000
         Net sales...............   $245,279   $17,560  $ 4,731  $267,570
         Operating income (loss).     55,743     4,216     (580)   59,379
         Depreciation............      5,122       122      125     5,369
      1999
         Net sales...............   $237,283   $18,094  $10,294  $265,671
         Operating income........     55,008     5,591      919    61,518
         Depreciation............      5,090       116      281     5,487

   Operating income comprises revenue less related costs and expenses. Nonoperating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from nonconsolidated associates.

   A reconciliation of total segment operating income to total consolidated income before taxes for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                   2001      2000      1999
                                                 --------  --------  --------
  Total operating income for reportable segments $ 53,952  $ 59,379  $ 61,518
  Restructuring (charges) credit................   (5,854)       --       314
  Nonoperating charges..........................  (31,844)  (32,761)  (33,082)
  Depreciation and amortization.................   (1,563)   (1,443)   (1,469)
  Net gain on exit of businesses................       --     1,473        --
  Environmental charge..........................     (500)   (1,500)       --
  Interest expense..............................   (1,880)   (2,030)   (2,486)
  Interest income...............................    1,030       934       494
  Other income, net.............................    1,089     2,434     1,862
                                                 --------  --------  --------
  Consolidated income before taxes.............. $ 14,430  $ 26,486  $ 27,151
                                                 ========  ========  ========

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   The following sales and long-lived asset information is by geographic area as of and for the years ended December 31:

                                    2001     2000     1999
                                  -------- -------- --------
                    Net sales
                    United States $109,969 $117,106 $121,188
                    Europe.......   88,370   92,151   92,687
                    Asia/Pacific.   26,994   28,621   27,125
                    South America   25,741   29,692   24,671
                                  -------- -------- --------
                    Consolidated. $251,074 $267,570 $265,671
                                  ======== ======== ========

                                      2001    2000    1999
                                     ------- ------- -------
                   Long-lived assets
                   United States.... $37,558 $32,467 $31,692
                   Europe...........  23,340  23,011  26,235
                   Asia/Pacific.....   5,222   5,420   6,211
                   South America....  11,531  14,168  12,146
                                     ------- ------- -------
                   Consolidated..... $77,651 $75,066 $76,284
                                     ======= ======= =======

Note 12--Business Acquisitions and Divestitures

   On March 30, 2001, the Company acquired from its Canadian licensee, H. L. Blachford, Ltd., rights to market to, sell to, and service all Canadian integrated steel makers and certain accounts in the Canadian metalworking market. The purchase price totaling approximately $1,450, together with a five-year earn-out provision of five percent on net sales to certain accounts purchased, resulted in intangible assets of $1,364.

   On May 31, 2000, the Company completed the sale of its U.S. pulp and paper business for $5,200. The Company recorded a pre-tax gain on the sale of $2,370. Pro-forma results of operations have not been presented because the effects were not material.

   On June 25, 1998, the Company completed formation of a majority-owned joint venture in Brazil and small businesses in Italy and Venezuela for approximately $9,350, of which goodwill comprised $5,500. The agreement provided for an earn-out provision if certain performance targets were met. Those targets were met and $3,500 was paid in 2000, resulting in additional goodwill.

Note 13--Commitments and Contingencies

   The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites. The Company identified certain soil and groundwater contamination at AC Products, Inc. ("ACP"), a wholly owned subsidiary. In coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. During the second quarter of 2000, it was discovered during an internal environmental audit that ACP had failed to properly report its air emissions. In response, an internal investigation of all environmental, health, and safety matters at ACP was conducted. ACP has voluntarily disclosed these matters to regulators and has taken steps to correct all environmental, health, and safety issues discovered. In connection with these activities the Company recorded pre-tax charges totaling $500 and $1,500 in 2001 and 2000, respectively. The Company believes that the potential-known liabilities associated with these matters ranges from approximately $1,400 to $2,300, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)

liabilities in the form of remediation expenses, fines, penalties, and damages will not be incurred in excess of the amount reserved.

   Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $260 was accrued at December 31, 2001 and 2000, respectively, to provide for such anticipated future environmental assessments and remediation costs.

   A non-consolidated, non-operating subsidiary of the Company is a co-defendant in claims filed by multiple claimants alleging injury due to exposure to asbestos. Although there can be no assurance regarding the potential liabilities associated with the existing claims proceedings, the subsidiary believes that it has adequate insurance coverage and has made adequate accruals for all potential liabilities related to claims of which it is aware. Effective October 31, 1997, the subsidiary's insurance carriers agreed to be responsible for all damages and costs (including attorneys' fees) arising out of all existing and future asbestos claims up to applicable policy limits. At December 31, 2001, the subsidiary had accrued approximately $50 to provide for anticipated damages and costs incurred prior to October 31, 1997.

   The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

   The Company leases certain manufacturing and office facilities and equipment under non-cancelable operating leases with various terms from one to 25 years expiring in 2020. Rent expense for 2001, 2000, and 1999 was $3,359, $2,299, and $2,159, respectively. The Company's minimum rental commitments under non-cancelable operating leases at December 31, 2001, were approximately $3,851 in 2002, $3,233 in 2003, $2,326 in 2004, $1,637 in 2005, $1,562 in 2006, and
$12,903 thereafter.

Note 14--Quarterly Results (unaudited)

                                                    First  Second   Third  Fourth
                                                   ------- ------- ------- -------
2001
   Net sales...................................... $64,215 $65,073 $63,514 $58,272
   Gross profit...................................  25,822  27,085  25,143  22,979
   Operating income (loss)........................   6,099   6,959   2,853  (1,720)
   Net income (loss)..............................   4,013   4,114   1,116  (1,578)
   Net income (loss) per share--basic and diluted. $   .45 $   .45 $   .12 $  (.17)
2000
   Net sales...................................... $66,994 $69,355 $68,478 $62,743
   Gross profit...................................  27,888  29,228  28,129  26,795
   Operating income...............................   6,252   6,993   6,398   5,505
   Net income.....................................   4,371   4,671   4,683   3,438
   Net income per share--basic and diluted........ $   .49 $   .53 $   .53 $   .39

Note 15--Subsequent Event (unaudited)

   On March 1, 2002, the Company acquired certain assets and liabilities of United Lubricants Corporation ("ULC") for approximately $14,000, subject to post-closing adjustments. The Company is currently assessing the allocation of the purchase price. Pro-forma results of operations have not been presented because the effects were not material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   Incorporated by reference is the information beginning immediately following the caption "Item 1--Election of Directors and Nominee Biographies" in the Registrant's definitive Proxy Statement to be filed no later than 120 days after the close of its fiscal year ended December 31, 2001 (the "2002 Proxy Statement") to, but not including, the caption "Compensation of Directors," the information in the 2002 Proxy Statement beginning immediately following the caption "Board Committee and Meeting Attendance" to, but not including, the caption "Item 2--Ratification of Selection of Independent Accountants" and the information appearing in Item 4(a) on pages 5 and 6 of this Report.

  Section 16(a) Beneficial Ownership Reporting Compliance.

   Based solely on the Company's review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended, and written representations of the Company's officers and directors, the Company believes that, with one exception, all reports required to be filed pursuant to Section 16(a) of the 1934 Act with respect to transactions in the Company's Common Stock through December 31, 2001 were filed on a timely basis. Mark A. Featherstone filed his initial statement on Form 3 (which disclosed one grant of stock options) after the required filing date.

Item 11.  Executive Compensation.

   Incorporated by reference is the information beginning immediately following the caption "Compensation of Directors" to, but not including, the caption "Board Committee and Meeting Attendance" in the 2002 Proxy Statement and the information beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Report of the Compensation/Management Development Committee on Executive Compensation" contained in the 2002 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   Incorporated by reference is the information beginning immediately following the caption "Stock Ownership of Certain Beneficial Owners and Management" to, but not including, the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the 2002 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

   No information is required to be provided in response to this Item 13.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits and Financial Statement Schedules

1.  Financial Statements and Supplementary Data.

                                                                    Page
                                                                    ----
        Financial Statements:
        Report of Independent Accountants..........................  17
        Consolidated Statement of Operations.......................  18
        Consolidated Balance Sheet.................................  19
        Consolidated Statement of Cash Flows.......................  20
        Consolidated Statement of Shareholders' Equity.............  21
        Notes to Consolidated Financial Statements.................  22

2.  Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts for the years 2001, 2000, and 1999..... page 43

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

    4 --   Shareholder Rights Plan dated March 6, 2000. Incorporated by reference to Form 8-K as filed by the
           Registrant on March 7, 2000.

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


10(hh) --   2001 Global Annual Incentive Plan as approved May 9, 2001, effective January 1, 2001.*

10(ii) --   2001 Long-Term Performance Incentive Plan as approved May 9, 2001, effective January 1, 2001.*

10(jj) --   Agreement of Lease between Quaker Park Associates, L.P. and Quaker Chemical Corporation dated
            December 19, 2000.

10(kk) --   Asset Purchase Agreement between United Lubricants Corporation and ULC Acquisition Corp. dated
            January 23, 2002 as amended by Amendment to Purchase Asset Agreement dated February 28, 2002.

    21 --   Subsidiaries and Affiliates of the Registrant

    23 --   Consent of Independent Accountants

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

                                          QUAKER CHEMICAL CORPORATION
                                          Registrant

                                          By:     /S/  RONALD J. NAPLES
                                             -----------------------------------
                                                    Ronald J. Naples
                                             Chairman of the Board and Chief
                                                     Executive Officer

Date: March 13, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     Signatures                                 Capacity                 Date
                     ----------                                 --------                 ----

                /S/  RONALD J. NAPLES                 Principal Executive Officer   March 13, 2002
         ----------------------------------             and Director
                  Ronald J. Naples
              Chairman of the Board and
               Chief Executive Officer

                /S/  MICHAEL F. BARRY                 Principal Financial Officer   March 13, 2002
         ----------------------------------
                  Michael F. Barry
Vice President, Chief Financial Officer and Treasurer

              /S/  MARK A. FEATHERSTONE               Principal Accounting Officer  March 13, 2002
         ----------------------------------
                Mark A. Featherstone
                  Global Controller

            /S/  JOSEPH B. ANDERSON, JR.              Director                      March 13, 2002
         ----------------------------------
               Joseph B. Anderson, Jr.

         ----------------------------------           Director                      March   , 2002
                 Patricia C. Barron

               /S/  PETER A. BENOLIEL                 Director                      March 13, 2002
         ----------------------------------
                  Peter A. Benoliel

               /S/  DONALD R. CALDWELL                Director                      March 13, 2002
         ----------------------------------
                 Donald R. Caldwell

         ----------------------------------           Director                      March   , 2002
                 Robert E. Chappell

                /S/  WILLIAM R. COOK                  Director                      March 13, 2002
         ----------------------------------
                   William R. Cook

               /S/  EDWIN J. DELATTRE                 Director                      March 13, 2002
         ----------------------------------
                  Edwin J. Delattre

             /S/  ROBERT P. HAUPTFUHRER               Director                      March 13, 2002
         ----------------------------------
                Robert P. Hauptfuhrer

                 /S/  ROBERT H. ROCK                  Director                      March 13, 2002
         ----------------------------------
                   Robert H. Rock

                          QUAKER CHEMICAL CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           Charged             Effect of
                                Balance at to Costs Write-Offs Exchange   Balance
                                Beginning    and    Charged to   Rate     at End
                                of Period  Expenses Allowance   Changes  of Period
                                ---------- -------- ---------- --------- ---------
                                              (Dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2001...   $2,960    $2,472   $  (218)    $ (59)   $5,155
Year ended December 31, 2000...   $1,133    $1,971   $  (106)    $ (38)   $2,960
Year ended December 31, 1999...   $2,004    $  681   $(1,339)    $(213)   $1,133

                                 EXHIBIT INDEX

Exhibit
  No.    Description
  ---    -----------

  10(hh) 2001 Global Annual Incentive Plan as approved May 9, 2001, effective January 1, 2001.

  10(ii) 2001 Long-Term Performance Incentive Plan as approved May 9, 2001, effective January 1, 2001.

  10(jj) Agreement of Lease between Quaker Park Associates, L.P. and Quaker Chemical Corporation dated
           December 19, 2000.

  10(kk) Asset Purchase Agreement between United Lubricants Corporation and ULC Acquisition Corp. dated
           January 23, 2002 as amended by Amendment to Purchase Asset Agreement dated February 28,
           2002.

  21     Subsidiaries and Affiliates of the Registrant

  23     Consent of Independent Accountants