Form 10-Q
period 2002-03-31
QUAKER CHEMICAL CORP
filed 2002-05-15
CIK 81362

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------
                                   FORM 10-Q

 __
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
__    EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2002

                                      OR
 __
/__/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________to____________

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

   One Quaker Park, 901 Hector Street, Conshohocken, Pennsylvania 19428 - 0809
   ---------------------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code 610-832-4000
                                                        ------------

                           Not Applicable
     ----------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                             --

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Number of Shares of Common Stock
     Outstanding on April 30, 2002                       9,190,004

       QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
       ---------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheet at March 31, 2002 and December 31, 2001

           Condensed Consolidated Statement of Income for the Three Months ended March 31, 2002 and 2001

           Condensed Consolidated Statement of Cash Flows for the Three Months ended March 31, 2002 and 2001

           Notes to Condensed Consolidated Financial Statements

                           * * * * * * * * * *

                              Quaker Chemical Corporation

                         Condensed Consolidated Balance Sheet

                                      Unaudited
                              (dollars in thousands)

                                                                                  March 31,         December 31,
                                                                                    2002               2001 (*)
                                                                                 -----------       --------------
ASSETS

Current assets
           Cash and cash equivalents                                            $   15,918            $   20,549
           Accounts receivable, net                                                 50,834                44,787
           Inventories
                      Raw materials and supplies                                     9,506                 9,673
                      Work-in-process and finished goods                             8,608                 9,112
           Prepaid expenses and other current assets                                10,446                 8,809
                                                                              -------------          ------------
                      Total current assets                                          95,312                92,930
                                                                              -------------          ------------

Property, plant and equipment, at cost                                             101,999                97,367
           Less accumulated depreciation                                            59,706                59,123
                                                                              -------------          ------------
                      Total property, plant and equipment                           42,293                38,244
Goodwill                                                                            19,783                15,085
Other intangible assets                                                              3,509                 1,317
Investments in associated companies                                                  9,614                 9,839
Deferred income taxes                                                                8,996                 9,085
Other assets                                                                        13,199                13,166
                                                                              -------------          ------------
                                                                                $  192,706            $  179,666
                                                                              =============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
           Short-term borrowings and current portion of long-term debt          $   14,889            $    2,858
           Accounts and other payables                                              23,110                20,196
           Accrued compensation                                                      6,669                 8,109
           Other current liabilities                                                14,375                14,343
                                                                              -------------          ------------
                      Total current liabilities                                     59,043                45,506
Long-term debt                                                                      19,439                19,380
Deferred income taxes                                                                1,141                 1,233
Other noncurrent liabilities                                                        24,607                24,212
                                                                              -------------          ------------
                      Total liabilities                                            104,230                90,331
                                                                              -------------          ------------

Minority interest in equity of subsidiaries                                          8,630                 8,436
                                                                              -------------          ------------

Shareholders' Equity
           Common stock $1 par value; authorized
                  30,000,000 shares; issued (including
                  treasury shares) 9,664,009 shares                                  9,664                 9,664
           Capital in excess of par value                                              274                   357
           Retained earnings                                                       104,383               103,953
           Unearned compensation                                                    (1,508)               (1,597)
           Accumulated other comprehensive (loss)                                  (26,378)              (24,075)
                                                                              -------------          ------------
                                                                                    86,435                88,302
           Treasury stock, shares held at cost;
                      2002-479,121, 2001-526,865                                    (6,589)               (7,403)
                                                                              -------------          ------------
                      Total shareholders' equity                                    79,846                80,899
                                                                              -------------          ------------
                                                                                $  192,706            $  179,666
                                                                              =============          ============

The accompanying notes are an integral part of these condensed consolidated financial statements.
(*) Condensed from audited financial statements.

                              Quaker Chemical Corporation

                       Condensed Consolidated Statement of Income

                                                                            Unaudited
                                                          (dollars in thousands, except per share data)

                                                                    Three Months ended March 31,
                                                         ------------------------------------------------
                                                                2002                          2001
                                                         -------------------          -------------------
Net sales                                                 $         59,927             $          64,215

Cost of goods sold                                                  35,570                        38,393
                                                         -------------------          -------------------

Gross margin                                                        24,357                        25,822

Selling, general and administrative expenses                        20,024                        19,723
                                                         -------------------          -------------------

Operating income                                                     4,333                         6,099

Other income, net                                                      280                           780
Interest expense                                                      (419)                         (492)
Interest income                                                        253                           271
                                                         -------------------          -------------------
Income before taxes                                                  4,447                         6,658

Taxes on income                                                      1,423                         2,064
                                                         -------------------          -------------------

                                                                     3,024                         4,594

Equity in net (loss) income of associated
  companies                                                            (17)                          280
Minority interest in net income of
  subsidiaries                                                        (649)                         (861)
                                                         -------------------          -------------------

Net income                                                $          2,358             $           4,013
                                                         ===================          ===================

Per share data:
  Net income - basic and diluted                                     $0.26                         $0.45
  Dividends declared                                                 $0.21                        $0.205

  Based on weighted average number of
    shares outstanding:
     Basic                                                       9,154,303                     8,901,667
     Diluted                                                     9,212,700                     8,963,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         Quaker Chemical Corporation

                Condensed Consolidated Statement of Cash Flows
                      For the Three Months ended March 31,

                                                                                                Unaudited
                                                                                          (dollars in thousands)
                                                                                      2002                      2001
                                                                                ---------------           ---------------
Cash flows from operating activities
  Net income                                                                     $       2,358             $       4,013
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                       1,229                     1,162
      Amortization                                                                          82                       362
      Equity in net (loss) income of associated companies                                   17                      (280)
      Minority interest in earnings of subsidiaries                                        649                       861
      Deferred compensation and other postretirement benefits                             (260)                      638
      Other, net                                                                         1,286                     2,073
  Increase (decrease) in cash from changes in current assets and current liabilities:
      Accounts receivable, net                                                          (2,471)                     (734)
      Inventories                                                                          981                     1,068
      Prepaid expenses and other current assets                                         (2,816)                   (1,320)
      Accounts payable and accrued liabilities                                             391                    (6,370)
      Change in restructuring liabilities                                                 (865)                     (244)
                                                                                  -------------              ------------
        Net cash provided by operating activities                                          581                     1,229
                                                                                  -------------              ------------

Cash flows from investing activities
    Investments in property, plant and equipment                                        (1,527)                   (1,419)
    Payments related to acquisitions                                                   (13,676)                   (1,450)
    Other, net                                                                              66                      (190)
                                                                                  -------------              ------------
        Net cash (used in) investing activities                                        (15,137)                   (3,059)
                                                                                  -------------              ------------

Cash flows from financing activities
    Net increase in short-term borrowings                                               11,994                     4,000
    Repayment of long-term debt                                                            (30)                      (38)
    Dividends paid                                                                      (1,872)                   (1,816)
    Treasury stock issued                                                                  442                     1,461
    Distributions to minority shareholders                                                (497)                      -
                                                                                  -------------              ------------
        Net cash provided by financing activities                                       10,037                     3,607
                                                                                  -------------              ------------

Effect of exchange rate changes on cash                                                   (112)                   (1,325)
                                                                                  -------------              ------------

    Net (decrease) increase in cash and cash equivalents                                (4,631)                      452
    Cash and cash equivalents at beginning of period                                    20,549                    16,552
                                                                                  -------------              ------------
    Cash and cash equivalents at end of period                                   $      15,918             $      17,004
                                                                                ===============           ===============

Noncash investing activities:
 Contribution of property, plant & equipment to real estate joint venture        $         -               $       4,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Quaker Chemical Corporation
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in Thousands)
                                  (Unaudited)

NOTE 1 - CONDENSED FINANCIAL INFORMATION

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2002 presentation. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 2001.

As part of the Company's chemical management services, certain third party products are transferred to customers at no gross profit and accordingly, these transactions have no effect on net sales. Third party products transferred under these arrangements totaled $6,186 and $4,745 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

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

NOTE 3 - EARNINGS PER SHARE

The following table summarizes earnings per share (EPS) calculations for the three months ended March 31, 2002 and 2001:

                                                   2002         2001
                                                   ----         ----
Numerator for basic EPS and diluted EPS--
  net income .............................       $ 2,358        $4,013
                                                 -------        ------
Denominator for basic EPS--weighted
  average shares .........................         9,154         8,902
Effect of dilutive securities, primarily
  employee stock options .................            59            62
                                                 -------        ------
Denominator for diluted EPS--weighted
  average shares and assumed
   conversions ...........................         9,213         8,964
                                                 =======        ======
Basic EPS.................................         $ .26         $ .45
Diluted EPS...............................         $ .26         $ .45

NOTE 4 - BUSINESS SEGMENTS

The Company's reportable segments are as follows:

(1) Metalworking process chemicals - products used as lubricants for various heavy industrial and manufacturing applications.

(2) Coatings - temporary and permanent coatings for metal products and chemical milling maskants.

(3)   Other chemical products - other various chemical products.

Segment data includes direct segment costs as well as general operating costs, including depreciation, allocated to each segment based on net sales.

The table below presents information about the reported segments for the three months ending March 31:

                                   Metalworking                           Other
                                      Process                            Chemical
                                     Chemicals           Coatings        Products           Total
                              -------------------------------------------------------------------------
2002
  Net sales                            $  55,574          $ 3,552           $ 801             $ 59,927

  Operating income                        11,479              829             209               12,517

2001
  Net sales                            $  59,432          $ 4,071           $ 712             $ 64,215

  Operating income                        12,676            1,087             328               14,091

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes, for the three months ended March 31 is as follows:

                                              2002            2001
                                              ----            ----

Total operating income for
     reportable segments                    $ 12,517        $ 14,091
Non-operating expenses                        (6,873)         (6,468)
Depreciation and amortization                 (1,311)         (1,524)
Interest expense                                (419)           (492)
Interest income                                  253             271
Other income, net                                280             780
                                           ---------       ---------

Consolidated income before taxes            $  4,447        $  6,658
                                           =========       =========

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

The following table summarizes comprehensive income (loss) for the three months ended March 31:

                                           2002          2001
                                          -------      --------
Net income                                $ 2,358       $ 4,013

Foreign currency translation adjustments   (2,303)       (5,131)
                                          --------      --------

Comprehensive income (loss)               $    55       $(1,118)
                                          ========      =========

NOTE 6 - RESTRUCTURING AND NONRECURRING EXPENSES

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

Restructuring and related charges of $2,958 and $2,896 were expensed during the third and fourth quarters of 2001, respectively. The third quarter charge comprised $520 related to employee separations, $2,038 related to facility rationalization charges and $400 related to abandoned acquisitions. The fourth quarter charge comprised $2,124 related to employee separations, $575 related to facility rationalization charges and $197 related to abandoned acquisitions. Employee separation benefits under each plan varied depending on local regulations within certain foreign countries and included severance and other benefits. As of March 31, 2002, Quaker completed 44 of the planned 53 employee separations under the 2001 plans. Quaker expects to substantially complete the initiatives contemplated under the restructuring plans by September 30, 2002.

Accrued restructuring balances as of March 31, 2002 are as follows:

                              Balance                     Currency     Balance
                             December                   translation     March
                             31,2001       Payments      and other     31,2002
                             -------       --------      ---------     -------

Employee separations         $  2,534       $  (682)        $   6      $  1,858

Facility rationalization        1,439          (183)            4         1,260
                            ---------      ---------       ------      --------

Total                        $  3,973        $ (865)        $  10      $  3,118
                            =========      =========       ======      ========

NOTE 7 - BUSINESS ACQUISITION

On March 1, 2002, the Company acquired certain assets and liabilities of United Lubricants Corporation ("ULC"), a North American manufacturer and distributor of specialty lubricant products and chemical management services, for approximately $13,676. The acquisition of ULC strategically strengthens the Company's global leadership supply position to the steel industry.

The following table shows the fair value of assets and liabilities recorded for the acquisition, subject to post-closing adjustments:

Receivables                                         $ 4,513
Inventories                                             868
Property, plant and equipment                         4,166
Goodwill                                              4,930
Intangible assets                                     2,300
Other assets                                             74
                                                    -------
                                                     16,851
                                                    -------

Accounts payable                                      2,148
Accrued expenses and other current liabilities          261
Other noncurrent liabilities                            766
                                                    -------
                                                      3,175
                                                    -------
Cash paid for acquisition                           $13,676
                                                    =======

The $4,930 of goodwill was assigned to the Metalworking process chemicals segment, and the entire amount is expected to be deductible for income tax purposes.

The $2,300 of intangible assets comprised $1,400 of branded customer lists, $700 of formulations, and $200 of trademarks. These intangibles are being amortized over a five-year period.

The results of operations of ULC are included in the consolidated statement of income beginning March 1, 2002. Pro-forma results of operations have not been provided because the effects are not material.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 established new guidelines for accounting for goodwill and other intangible assets. Upon adoption, goodwill is no longer amortized, but instead assessed for impairment at least on an annual basis. Accordingly, on January 1, 2002, the Company ceased amortizing its goodwill. The Company completed impairment assessment of its goodwill and did not incur an impairment charge related to the adoption of SFAS No. 142.

The following is a reconciliation of previously reported financial information to pro-forma amounts exclusive of goodwill amortization for the three months ended March 31, 2001:

Net income                                           $4,013
Goodwill amortization expense, net of tax               181
                                                    -------

Pro-forma net income                                 $4,194
                                                    =======

Earnings per share, basic and diluted                 $0.45

Goodwill amortization expense, net of tax              0.02
                                                    -------

Pro-forma earnings per share, basic and diluted       $0.47
                                                    =======

The changes in carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

                            Metalworking
                         process chemicals   Coatings       Total
                         ----------------------------------------
Balance as of
  January 1, 2002             $11,206         $3,879     $ 15,085

Goodwill acquired               4,930             --        4,930

Currency translation
  adjustments                    (232)            --         (232)
                               ------         ------     --------

Balance as of
  March 31, 2002              $15,904         $3,879     $ 19,783
                              =======         ======     ========

Gross carrying amounts and accumulated amortization for intangibles assets as of March 31, 2002, are as follows:

                                     Gross carrying   Accumulated
                                         Amount       Amortization
                                     -----------------------------

Amortized intangible assets
 Customer lists and rights to sell       $2,250           $   63
 Trademarks and patents                   1,700            1,500
 Formulations                               700               12
 Other                                    1,388              954
                                         ------            -----

Total                                    $6,038           $2,529
                                         ======           ======

Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2002               $627
For the year ended December 31, 2003               $648
For the year ended December 31, 2004               $511
For the year ended December 31, 2005               $509
For the year ended December 31, 2006               $509
For the year ended December 31, 2007               $156

NOTE 9 - SUBSEQUENT EVENT

     On April 22, 2002, the Company acquired all of the outstanding stock of Epmar Corporation ("Epmar") for $7,900, which includes the assumption of $400 of debt, subject to post-closing adjustments. The Company is currently assessing the allocation of the purchase price. Pro-forma results of operations have not been presented because the effects were not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     Net cash flows provided by operating activities were $0.6 million in the first quarter of 2002 compared to $1.2 million in the same period of 2001. The decrease was primarily due to lower net income in 2002 and increases in the changes in accounts receivable and prepaid expenses and other current assets, offset by an increase in accounts payable and accrued liabilities.

     Net cash flows used in investing activities were $15.1 million in the first quarter of 2002 compared to $3.1 million in the same period of 2001. The increase was primarily related to $13.7 million used in 2002 for the acquisition of certain assets and liabilities of United Lubricants Corporation ("ULC"), compared to a payment of $1.4 million related to an acquisition in 2001.

     Expenditures for property, plant, and equipment totaled $1.5 million in the first quarter of 2002 compared to $1.4 million in the same period of 2001.

     Net cash flows provided by financing activities were $10.0 million for the first quarter of 2002 compared with $3.6 million for the same period of the prior year. The net change was primarily due to approximately $12.0 million of short-term borrowings in 2002, primarily used to finance the ULC acquisition, compared with $4.0 million of short-term borrowings in 2001, offset by $0.4 million of proceeds from shares issued upon exercise of stock options in 2002 compared to $1.5 million of similar proceeds in 2001.

Operations
----------

Comparison of First Quarter 2002 with First Quarter 2001
--------------------------------------------------------

     Consolidated net sales for the first quarter of 2002 were $59.9 million, a seven percent decrease compared to the first quarter of 2001. The sales comparison was negatively impacted by unfavorable foreign currency translations, partially offset by March 2002 ULC revenues. Excluding the impact of the stronger dollar, consolidated net sales would have been down approximately two percent compared to 2001.

     Cost of sales decreased as a percentage of sales from 59.8 percent in 2001 to 59.4 percent in 2002. The improvement is primarily a result of favorable raw material costs, partially offset by lower sales volumes and the lower gross margins of ULC products.

     Reported selling, general and administrative (SG&A) expenses of $20.0 million in the first quarter of 2002 are approximately one and one-half percent higher than the $19.7 million reported in the first quarter of 2001. Included in the first quarter of 2002 is an additional reserve for doubtful accounts related to the bankruptcy of a major steel customer. Also included in 2002 are non-capital costs related to the implementation of a global transaction system, as well as SG&A expenses of ULC for March 2002. The first quarter of 2002 was also favorably impacted by adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, the Company no longer amortizes goodwill. The Company reported approximately $0.3 million of goodwill amortization in the first quarter of 2001. Adjusted for the aforementioned items, overall SG&A expenses in the first quarter of 2002 were approximately three percent lower than the first quarter of 2001.

     Other income variance primarily reflects lower foreign exchange gains in the first quarter of 2002 compared with those in the first quarter of 2001, as well as lower license fee revenue in 2002 compared with 2001. Net interest expense is favorable in the first quarter of 2002 compared to the prior year due to lower borrowing rates, the impact of December 2001 principal payments on the Company's long-term debt, and the timing of short-term borrowings related to the ULC acquisition. Equity loss in the first quarter of 2002 compared to equity income in the first quarter 2001 reflects lower income year over year for the joint venture in Mexico, as well as the start up of the real estate joint venture. Minority interest was lower in the first quarter of 2002 compared with the same period last year, primarily due to lower net income from the joint ventures in Brazil.

     The effective tax rate for 2002 is currently 32%, compared to 31% in the prior year. The effective tax rate is dependent on many internal and external factors, and is assessed by the Company on a regular basis. The Company has been assessed approximately $2 million of additional taxes based on an audit of certain of its subsidiaries for prior years. The Company has initiated an appeal process related to this assessment and currently believes its reserves are adequate.

Other Significant Items

On March 1, 2002, The Company acquired certain assets and liabilities of United Lubricants Corporation for approximately $13.7 million, subject to post-closing adjustments. The acquisition resulted in the recognition of approximately $4.9 million of goodwill and $2.3 million of intangible assets. Pro-forma results of operations have not been presented because the effects were not material.

On April 22, 2002, the Company acquired all of the outstanding stock of Epmar Corporation for $7.9 million, which includes the assumption of $0.4 million of debt, subject to post-closing adjustments. The Company is currently assessing the allocation of the purchase price. Pro-forma results of operations have not been presented because the effects were not material.

Euro Conversion

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro trades on currency exchanges and may be used in business transactions. In January 2002, new euro-denominated bills and coins were issued, and legacy currencies were withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion executed plans to address the systems and business issues raised by the euro currency. The euro conversion did not have a material adverse impact on the Company's financial condition or results of operations.

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

     Such risks and uncertainties include, but are not limited to, further downturns in our customers' businesses, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations and future terrorist attacks such as those that occurred on September 11, 2001. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance or durable goods manufacturers.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

     Quaker is exposed to the impact of interest rates, foreign currency fluctuations, changes in commodity prices, and credit risk.

     Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements beginning on pages 10 and 31, respectively, of the Registrant's 2001 Annual Report filed on Form 10-K. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of March 31, 2002, Quaker had $12.0 million of short-term borrowings.

     Foreign Exchange Risk. A significant portion of Quaker's revenues and earnings is generated by its foreign subsidiaries. Incorporated by reference is the information concerning Quaker's non-U.S. activities appearing in Note 11 of the Notes to Consolidated Financial Statements beginning on page 35 of the Registrant's 2001 Annual Report filed on Form 10-K. All such subsidiaries use the local currency as their functional currency. Accordingly, Quaker's financial results are affected by risks typical of global business such as currency fluctuations, particularly between the U.S. dollar, the Brazilian real and the E.U. euro. As exchange rates vary, Quaker's results can be materially adversely affected.

     In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was immaterial. Quaker is not currently a party to any derivative financial instruments. Therefore, adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on Quaker's operating results or financial position as of March 31, 2002.

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

     Credit Risk.   Quaker establishes allowances for doubtful accounts for
estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. A significant portion of Quaker's revenues is derived from sales to customers in the U.S. steel industry where a number of bankruptcies occurred during recent years. In the first quarter 2002, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company's exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory. Incorporated by reference is the information in "Critical Accounting Policies and Estimates" and "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 8 and 10 respectively, of the Registrant's 2001 Annual Report filed on Form 10-K.

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

Date:  May 15, 2002
      ---------------