Form 10-Q
period 2002-06-30
QUAKER CHEMICAL CORP
filed 2002-08-14
CIK 81362

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             -----------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2002

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

                                 Not Applicable
     ---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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


         Number of Shares of Common Stock
         Outstanding on July 31, 2002                  9,311,598

            QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheet at June 30, 2002 and December 31, 2001

          Condensed Consolidated Statement of Income for the Three and Six Months ended June 30, 2002 and 2001

          Condensed Consolidated Statement of Cash Flows for the Six Months ended June 30, 2002 and 2001

          Notes to Condensed Consolidated Financial Statements

                               * * * * * * * * * *

                           Quaker Chemical Corporation

                      Condensed Consolidated Balance Sheet

                                    Unaudited
                             (dollars in thousands)

                                                                               June 30,  December 31,
                                                                                 2002       2001 *
                                                                                 ----       ------
ASSETS
Current assets
          Cash and cash equivalents                                           $  18,316    $  20,549
          Accounts receivable, net                                               55,828       44,787
          Inventories
                      Raw materials and supplies                                 10,868        9,673
                      Work-in-process and finished goods                          9,749        9,112
          Prepaid expenses and other current assets                              12,594        8,809
                                                                              ---------    ---------
                      Total current assets                                      107,355       92,930
                                                                              ---------    ---------

Property, plant and equipment, at cost                                          111,036       97,367
          Less accumulated depreciation                                          63,921       59,123
                                                                              ---------    ---------
                      Total property, plant and equipment                        47,115       38,244
Goodwill                                                                         22,097       14,960
Other intangible assets                                                           6,337        1,442
Investments in associated companies                                               9,390        9,839
Deferred income taxes                                                             8,837        9,085
Other assets                                                                     13,705       13,166
                                                                              ---------    ---------
                                                                              $ 214,836    $ 179,666
                                                                              =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
          Short-term borrowings and current portion of long-term debt         $  24,905    $   2,858
          Accounts and other payables                                            26,229       20,196
          Accrued compensation                                                    7,973        8,109
          Other current liabilities                                              15,449       14,343
                                                                              ---------    ---------
                      Total current liabilities                                  74,556       45,506
Long-term debt                                                                   19,459       19,380
Deferred income taxes                                                             1,152        1,233
Other noncurrent liabilities                                                     25,632       24,212
                                                                              ---------    ---------
                      Total liabilities                                         120,799       90,331
                                                                              ---------    ---------
Minority interest in equity of subsidiaries                                       8,041        8,436
                                                                              ---------    ---------
Shareholders' Equity
          Common stock $1 par value; authorized
                      30,000,000 shares; issued (including
                      treasury shares) 9,664,009 shares                           9,664        9,664
          Capital in excess of par value                                            576          357
          Retained earnings                                                     105,664      103,953
          Unearned compensation                                                  (1,419)      (1,597)
          Accumulated other comprehensive (loss)                                (23,632)     (24,075)
                                                                              ---------    ---------
                                                                                 90,853       88,302
          Treasury stock, shares held at cost;
                      2002-356,898, 2001-526,865                                 (4,857)      (7,403)
                                                                              ---------    ---------
                      Total shareholders' equity                                 85,996       80,899
                                                                              ---------    ---------
                                                                              $ 214,836    $ 179,666
                                                                              =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Condensed from audited financial statements.

                           Quaker Chemical Corporation

                   Condensed Consolidated Statement of Income

                                                                                               Unaudited
                                                                              (dollars in thousands, except per share data)

                                                                  Three Months ended June 30,           Six Months ended June 30,
                                                                 -----------------------------      ------------------------------
                                                                     2002              2001              2002              2001
                                                                 -----------      ------------      ------------       -----------
Net sales                                                        $    69,457       $    65,073       $   129,384       $   129,288

Cost of goods sold                                                    40,495            37,988            76,065            76,381
                                                                 -----------       -----------       -----------       -----------

Gross margin                                                          28,962            27,085            53,319            52,907

Selling, general and administrative expenses                          23,279            20,126            43,303            39,849
                                                                 -----------       -----------       -----------       -----------

Operating income                                                       5,683             6,959            10,016            13,058

Other (expense) income, net                                              (28)              379               252             1,159
Interest expense                                                        (407)             (499)             (826)             (991)
Interest income                                                          295               206               548               477
                                                                 -----------       -----------       -----------       -----------
Income before taxes                                                    5,543             7,045             9,990            13,703

Taxes on income                                                        1,774             2,184             3,197             4,248
                                                                 -----------       -----------       -----------       -----------
                                                                       3,769             4,861             6,793             9,455
Equity in net income of associated
    companies                                                            201               216               184               496
Minority interest in net income of
    subsidiaries                                                        (734)             (963)           (1,383)           (1,824)
                                                                 -----------       -----------       -----------       -----------
Net income                                                       $     3,236       $     4,114       $     5,594       $     8,127
                                                                 ===========       ===========       ===========       ===========

Per share data:
    Net income - basic                                           $      0.35       $      0.45       $      0.61       $      0.90
    Net income - diluted                                         $      0.35       $      0.45       $      0.60       $      0.90
    Dividends declared                                           $      0.21       $     0.205       $      0.42       $      0.41

    Based on weighted average number of shares outstanding:
         Basic                                                     9,249,925         9,064,679         9,202,378         8,983,623
         Diluted                                                   9,308,678         9,124,642         9,262,025         9,044,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Quaker Chemical Corporation

                 Condensed Consolidated Statement of Cash Flows
                        For the Six Months ended June 30,

                                                                                       Unaudited
                                                                                (dollars in thousands)
                                                                                 2002           2001
                                                                                 ----           ----
Cash flows from operating activities
  Net income                                                                   $  5,594       $  8,127
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                2,327          2,376
      Amortization                                                                  325            730
      Equity in net income of associated companies                                 (184)          (496)
      Minority interest in earnings of subsidiaries                               1,383          1,824
      Deferred compensation and other postretirement benefits                      (329)           915
      Other, net                                                                 (1,938)         2,511
  Increase (decrease) in cash from changes in current assets and current liabilities:
      Accounts receivable, net                                                   (4,532)        (3,073)
      Inventories                                                                  (798)         1,644
      Prepaid expenses and other current assets                                  (1,080)        (1,509)
      Accounts payable and accrued liabilities                                    4,571         (4,858)
      Change in restructuring liabilities                                        (1,167)          (244)
                                                                               --------       --------
        Net cash provided by operating activities                                 4,172          7,947
                                                                               --------       --------
Cash flows from investing activities
    Investments in property, plant and equipment                                 (5,060)        (3,148)
    Payments related to acquisitions                                            (21,576)        (1,450)
    Other, net                                                                      298          1,111
                                                                               --------       --------
        Net cash (used in) investing activities                                 (26,338)        (3,487)
                                                                               --------       --------
Cash flows from financing activities
    Net increase in short-term borrowings                                        22,009          2,548
    Dividends paid                                                               (3,802)        (3,672)
    Treasury stock issued                                                         2,404          2,427
    Distributions to minority shareholders                                       (1,335)        (1,119)
    Other, net                                                                       85            (36)
                                                                               --------       --------
        Net cash provided by financing activities                                19,361            148
                                                                               --------       --------

Effect of exchange rate changes on cash                                             572         (2,217)
                                                                               --------       --------

    Net (decrease) increase in cash and cash equivalents                         (2,233)         2,391
    Cash and cash equivalents at beginning of period                             20,549         16,552
                                                                               --------       --------
    Cash and cash equivalents at end of period                                 $ 18,316       $ 18,943
                                                                               ========       ========
Noncash investing activities:
 Contribution of property, plant & equipment to real estate joint venture      $      -       $  4,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Quaker Chemical Corporation
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)

Note 1 - Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2002 presentation. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 2001.

As part of the Company's chemical management services, certain third party products are transferred to customers at no gross profit and accordingly, these transactions are not recorded in net sales or expense. Third party products transferred under these arrangements totaled $14,187 and $10,099 for the six months ended June 30, 2002 and 2001, respectively.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS No. 13 for certain sales-leaseback and sublease accounting. The Company is required to adopt the provisions of SFAS No. 145 effective January 1, 2003. The Company is currently evaluating the impact of adoption of this statement.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

Note 3 --Earnings Per Share

The following table summarizes earnings per share (EPS) calculations for the three months ended June 30, 2002 and 2001:

                                                             2002          2001
                                                             ----          ----
Numerator for basic EPS and diluted EPS--
  net income ............................................  $ 3,236       $ 4,114
                                                           -------       -------
Denominator for basic EPS--weighted
  average shares ........................................    9,250         9,065
Effect of dilutive securities, primarily
  employee stock options ................................       59            60
                                                           -------       -------
Denominator for diluted EPS--weighted
  average shares and assumed
  conversions. ..........................................    9,309         9,125
                                                           =======       =======
Basic EPS ...............................................  $   .35       $   .45
Diluted EPS .............................................  $   .35       $   .45

The following table summarizes earnings per share (EPS) calculations for the six months ended June 30, 2002 and 2001:

                                                         2002              2001
                                                         ----              ----
Numerator for basic EPS and diluted EPS--
   net income ......................................... $ 5,594          $ 8,127
                                                        -------          -------
Denominator for basic EPS--weighted
   average shares .....................................   9,202            8,984
Effect of dilutive securities, primarily
   employee stock options .............................      60               61
                                                        -------          -------
Denominator for diluted EPS--weighted
   average shares and assumed
   conversions.........................................   9,262            9,045
                                                        =======          =======
Basic EPS ............................................. $   .61          $   .90
Diluted EPS ........................................... $   .60          $   .90

Note 4 - Business Segments

The Company's reportable segments are as follows:

(1) Metalworking process chemicals - products used as lubricants for various heavy industrial and manufacturing applications.

(2) Coatings - temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3) Other chemical products - other various chemical products.

Segment data includes direct segment costs as well as general operating costs, including depreciation, allocated to each segment based on net sales.

The table below presents information about the reported segments for the six months ending June 30:

                            Metalworking                  Other
                              Process                    Chemical
                             Chemicals      Coatings     Products        Total
                            ----------------------------------------------------
2002
     Net sales                $117,902      $  9,383      $  2,099      $129,384

     Operating income           25,194         2,397           582        28,173

2001
     Net sales                $118,611      $  8,760      $  1,917      $129,288

     Operating income           26,474         2,427           752        29,653

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes, for the six months ended June 30 is as follows:

                                                        2002             2001
                                                        ----             ----
Total operating income for
       reportable segments                            $ 28,173         $ 29,653
Non-operating expenses                                 (17,832)         (15,865)
Amortization                                              (325)            (730)
Interest expense                                          (826)            (991)
Interest income                                            548              477
Other income, net                                          252            1,159
                                                      --------         --------
Consolidated income before taxes                      $  9,990         $ 13,703
                                                      ========         ========

Note 5 - Comprehensive Income

The following table summarizes comprehensive income for the three months ended June 30:


                                            2002          2001
                                          -------      --------
Net income                                $ 3,236       $ 4,114
Foreign currency translation adjustments    2,746        (2,092)
                                          -------       -------
Comprehensive income                      $ 5,982       $ 2,022
                                          =======       =======

The following table summarizes comprehensive income for the six months ended June 30:

                                            2002          2001
                                          -------       -------
Net income                                $ 5,594       $ 8,127
Foreign currency translation adjustments      443        (7,223)
                                          -------       -------
Comprehensive income                      $ 6,037       $   904
                                          =======       =======

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

Restructuring and related charges of $2,958 and $2,896 were expensed during the third and fourth quarters of 2001, respectively. The third quarter charge comprised $520 related to employee separations, $2,038 related to facility rationalization charges and $400 related to abandoned acquisitions. The fourth quarter charge comprised $2,124 related to employee separations, $575 related to facility rationalization charges and $197 related to abandoned acquisitions. Employee separation benefits under each plan varied depending on local regulations within certain foreign countries and included severance and other benefits. As of June 30, 2002, Quaker had completed 48 of the planned 53 employee separations under the 2001 plans. Quaker expects to substantially complete the initiatives contemplated under the restructuring plans, including the disposition of the manufacturing facilities, by early to mid 2003.

Accrued restructuring balances as of June 30, 2002 are as follows:

--------------------------------------------------------------------------------
                                Balance                    Currency      Balance
                               December                   translation      June
                               31, 2001      Payments     and other      30,2002
                               --------      --------     ---------      -------

--------------------------------------------------------------------------------
 Employee separations          $ 2,534         $ (752)       $  55       $ 1,837
--------------------------------------------------------------------------------
 Facility rationalization        1,439           (415)          77         1,101
                               -------         -------       -----       -------
--------------------------------------------------------------------------------
 Total                         $ 3,973        $(1,167)       $ 132       $ 2,938
                               =======        ========       =====       =======
--------------------------------------------------------------------------------

Note 7 - Business Acquisitions

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

On April 22, 2002, the Company acquired one hundred percent of the outstanding stock of Epmar Corporation ("Epmar"), a North American manufacturer of polymeric coatings, sealants, adhesives, and various other compounds, for approximately $7,500 and the assumption of $400 of debt. The acquisition of Epmar provides technological capability that is directly related to the Company's coatings business.

The following table shows the fair value of assets and liabilities recorded for the acquisition, subject to post-closing adjustments:

Receivables                                         $   848
Inventories                                             422
Property, plant and equipment                           967
Goodwill                                              3,218
Intangible assets                                     2,920
Other assets                                             39
                                                    -------
                                                      8,414
                                                    -------
Accounts payable                                        406
Accrued expenses and other current liabilities          108
Other noncurrent liabilities                            400
                                                    -------
                                                        914
                                                    -------
Cash paid for acquisition                           $ 7,500
                                                    =======



The $3,218 of goodwill was assigned to the Coatings segment, and the entire amount is expected to be deductible for income tax purposes.

The $2,920 of intangible assets comprised: $1,600 of customer lists to be amortized over twenty years, $720 of product line technology to be amortized over ten years, and $600 of trademarks which have indefinite lives and will not be amortized.

The results of operations of Epmar are included in the consolidated statement of income beginning April 22, 2002. Pro-forma results of operations have not been provided because the effects are not material.

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

The following is a reconciliation of previously reported financial information to pro-forma amounts exclusive of goodwill amortization for the three months ended June 30, 2001:

Net income                                           $4,114
Goodwill amortization expense, net of tax               176
                                                     ------
Pro-forma net income                                 $4,290
                                                     ======

Earnings per share, basic and diluted                 $0.45

Goodwill amortization expense, net of tax              0.02
                                                      -----
Pro-forma earnings per share, basic and diluted       $0.47
                                                      =====



The following is a reconciliation of previously reported financial information to pro-forma amounts exclusive of goodwill amortization for the six months ended June 30, 2001:

Net income                                           $8,127
Goodwill amortization expense, net of tax               357
                                                     ------
Pro-forma net income                                 $8,484
                                                     ======

Earnings per share, basic and diluted                 $0.90

Goodwill amortization expense, net of tax              0.04
                                                      -----
Pro-forma earnings per share, basic and diluted       $0.94
                                                      =====

The changes in carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                            Metalworking
                         process chemicals   Coatings       Total
                         ----------------------------------------
Balance as of
  January 1, 2002             $11,081         $3,879      $14,960
Goodwill additions              5,025          3,218        8,243
Currency translation
  adjustments                  (1,106)            --       (1,106)
                              -------         ------      -------
Balance as of
  June 30, 2002               $15,000         $7,097      $22,097
                              =======         ======      =======

Goodwill additions are subject to post-closing adjustments.

Gross carrying amounts and accumulated amortization for intangibles assets as of June 30, 2002, are as follows:

                                     Gross carrying    Accumulated
                                        Amount        Amortization
                                     -----------------------------
Amortized intangible assets
 Customer lists and rights to sell       $3,850           $  179
 Trademarks and patents                   2,300            1,513
 Formulations and product technology      1,420               53
 Other                                    1,491              979
                                         ------            -----
Total                                    $9,061           $2,724
                                         ======           ======


Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2002               $692
For the year ended December 31, 2003               $825
For the year ended December 31, 2004               $688
For the year ended December 31, 2005               $686
For the year ended December 31, 2006               $686
For the year ended December 31, 2007               $320

Note 9 - Debt

     In April 2002, the Company entered into a $20,000 committed credit facility, with a bank, which expires in April 2003. At the Company's option, the interest rate for borrowings under the agreement may be based on the lender's cost of funds plus a margin, LIBOR plus a margin, or on the prime rate. The provisions of the agreement require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of June 30, 2002. A total of $4,000 in borrowings was outstanding under this facility as of June 30, 2002.

     In April 2002, the Company entered into a $10,000 uncommitted credit facility with the same lender under similar terms. No borrowings under this facility were outstanding as of June 30, 2002.

     These facilities replace an existing uncommitted facility in the amount of $18,000, which was fully drawn as of June 2002. This facility was terminated in July 2002, with all remaining balances outstanding scheduled to be repaid through borrowings under the new facilities discussed above.

Note 10 - Subsequent Event

Effective July 1, 2002, the Company acquired a controlling interest of Quaker Chemical South Africa (Pty.) Ltd (South Africa), a previously fifty-percent owned joint venture. As a result, South Africa, previously reported using the equity method, will become a fully consolidated subsidiary commencing in July 2002. The effect of this change is not expected to be material to the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Net cash flows provided by operating activities were $4.2 million in the first six months of 2002 compared to $7.9 million in the same period of 2001. The decrease was primarily due to lower net income in 2002 and increases in the changes in accounts receivable, inventories, and prepaid expenses and other current assets, offset by changes in accounts payable and accrued liabilities.

     Net cash flows used in investing activities were $26.3 million in the first six months of 2002 compared to $3.5 million in the same period of 2001. The increase was primarily related to payments of $21.6 million in 2002 related to the acquisitions of United Lubricants Corporation ("ULC") and Epmar Corporation ("Epmar"), compared to a payment of $1.4 million related to an acquisition in 2001.

     Expenditures for property, plant, and equipment totaled $5.1 million in the first six months of 2002 compared to $3.1 million in the same period of 2001. The increase in spending was primarily the result of the project to implement a global transaction system and the move into the new corporate headquarters. Capital expenditures for 2002 are expected to be approximately $13.0 million, which is down from the previous estimate of $17.0 million.

     Net cash flows provided by financing activities were $19.4 million for the first six months of 2002 compared with $0.1 million for the same period of the prior year. The net change was primarily due to approximately $22.0 million of short-term borrowings in 2002, primarily used to finance the ULC and Epmar acquisitions, compared with $2.5 million of short-term borrowings in 2001.

     In April 2002, the Company entered into a $20.0 million committed credit facility, with a bank, which expires in April 2003. At the Company's option, the interest rate for borrowings under the agreement may be based on the lender's cost of funds plus a margin, LIBOR plus a margin, or on the prime rate. The provisions of the agreement require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of June 30, 2002. A total of $4.0 million in borrowings was outstanding under this facility as of June 30, 2002.

     In April 2002, the Company entered into a $10.0 million uncommitted credit facility with the same lender under similar terms. No borrowings under this facility were outstanding as of June 30, 2002.

     These facilities replace an existing uncommitted facility in the amount of $18.0 million, which was fully drawn as of June 2002. This facility was terminated in July 2002, with all remaining balances outstanding scheduled to be repaid through borrowings under the new facilities discussed above.

     The Company believes, that in 2002, it is capable of supporting its operating requirements, payments of dividends to shareholders, possible acquisition opportunities, and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of First Six Months 2002 with First Six Months 2001

     Consolidated net sales for the first six months of 2002 were $129.4 million, essentially flat compared to the first six months of 2001. The sales comparison was favorably impacted by the inclusion of revenues from ULC and Epmar, partially offset by unfavorable foreign currency translations. At constant exchange rates and excluding ULC and Epmar revenues, consolidated net sales would have been down approximately three percent compared to 2001.

     Cost of sales decreased as a percentage of sales from 59.1 percent in 2001 to 58.8 percent in 2002. The improvement was primarily a result of favorable raw material costs.

     Selling, general and administrative (SG&A) expenses of $43.3 million in the first six months of 2002 were approximately nine percent higher than the $39.8 million reported in the first months of 2001. The increase was primarily the result of SG&A expenses of ULC and Epmar, and higher pension, insurance, and other administrative costs.

     Other income variance primarily reflects foreign exchange losses in the first six months of 2002 compared with foreign exchange gains in the first six months of 2001, as well as lower license fee revenue in 2002 compared with 2001. Net interest expense was favorable in the first six months of 2002 compared to the prior year, despite increased borrowings to fund the ULC and Epmar acquisitions, due to lower borrowing rates and the impact of principal payments made on the Company's long-term debt. Equity income in the first six months of 2002 compared to the first six months of 2001 reflects lower income year over year from the Company's joint venture in Mexico, as well as the start up of the Company's real estate joint venture in Conshohocken, PA. Minority interest was lower in the first six months of 2002 compared with the same period last year, primarily due to lower net income from the Company's subsidiary in Brazil.

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

Comparison of Second Quarter 2002 with Second Quarter 2001

     Consolidated net sales for the second quarter of 2002 were $69.5 million, a seven percent increase compared to the second quarter of 2001. The sales comparison was favorably impacted by the inclusion of revenues from ULC and Epmar. The impact of foreign currency translations was not material to the quarterly comparison, as the strengthening Euro was largely offset by the weakening Brazilian Real and Argentine Peso. At constant exchange rates and excluding ULC and Epmar revenues, consolidated net sales would have been down approximately one percent compared to 2001.

     Cost of sales as a percentage of sales was essentially flat.

     Selling, general and administrative (SG&A) expenses in the second quarter of 2002 were up $3.2 million from the second quarter of 2001. SG&A expenses of ULC and Epmar accounted for approximately one half of the quarterly increase. Higher pension, insurance, and other administrative costs were also factors.

     Other income variance primarily reflects foreign exchange losses in the second quarter of 2002 compared with foreign exchange gains in the second quarter of 2001. Net interest expense was favorable in the second quarter of 2002 compared to the prior year, despite increased borrowings to fund the ULC and Epmar acquisitions, due to lower borrowing rates and the impact of principal payments made on the Company's long-term debt. Equity income in the second quarter of 2002 was essentially flat compared to equity income in the second quarter 2001. Minority interest was lower in the second quarter of 2002 compared with the same period last year, primarily due to lower net income from the Company's subsidiary in Brazil.

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

     On April 22, 2002, the Company acquired all of the outstanding stock of Epmar Corporation for $7.5 million and the assumption of $0.4 million of debt. The acquisition resulted in the recognition of approximately $3.2 million of goodwill and $2.9 million of intangible assets. Pro-forma results of operations have not been presented because the effects were not material.

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

     Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements beginning on pages 10 and 31, respectively, of the Registrant's 2001 Annual Report filed on Form 10-K. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of June 30, 2002, Quaker had $22.0 million of short-term borrowings.

     Foreign Exchange Risk. A significant portion of Quaker's revenues and earnings is generated by its foreign subsidiaries. These foreign subsidiaries also hold a significant portion of Quaker's assets and liabilities. Incorporated by reference is the information concerning Quaker's non-U.S. activities appearing in Note 11 of the Notes to Consolidated Financial Statements beginning on page 35 of the Registrant's 2001 Annual Report filed on Form 10-K. All such subsidiaries use the local currency as their functional currency. Accordingly, Quaker's financial results are affected by risks typical of global business such as currency fluctuations, particularly between the U.S. dollar, the Brazilian real and the E.U. euro. As exchange rates vary, Quaker's results can be materially adversely affected.

     In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was immaterial. Quaker is not currently a party to any derivative financial instruments. Therefore, adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on Quaker's operating results or financial position as of June 30, 2002.

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

PART II.  OTHER INFORMATION

          Items 1,2,3 and 5 of Part II are inapplicable and have been omitted.

Item 4.   Submission of Matters to a Vote of Security Holders

     The 2002 Annual Meeting of the Company's shareholders was held on May 8, 2002. At the Meeting, management's nominees, Peter A. Benoliel, Ronald J. Naples, and Robert H. Rock were elected Class I Directors. Voting (expressed in number of votes) was as follows: Peter A. Benoliel, 26,672,680 votes for, 101,268 votes against or withheld, and no abstentions or broker non-votes; Ronald J. Naples, 25,856,670 votes for, 917,278 votes against or withheld, and no abstentions or broker non-votes; and Robert H. Rock, 26,672,680 votes for, 101,268 votes against or withheld, and no abstentions or broker non-votes.

     In addition, at the Meeting, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants to examine and report on its financial statements for the year ending December 31, 2002 by a vote of 26,689,061 for, 68,854 votes against, 16,033 abstentions, and no broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits.
          10(mm) - Credit Agreement between Registrant and ABN AMRO Bank N.V. in the amount of $20,000,000, dated April 12, 2002.

          10(nn) - Promissory Note in the amount of $10,000,000 in favor of ABN AMRO Bank N.V., dated April 15, 2002.

          99.1 - Certification of Ronald J. Naples
          99.2 - Certification of Michael F. Barry

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

                                             QUAKER CHEMICAL CORPORATION
                                             ---------------------------
                                                         (Registrant)


                                               /s/ Michael F. Barry
                                             -----------------------------------
                                             Michael F. Barry, officer duly
                                             authorized to sign this report,
                                             Vice President and Chief Financial
                                             Officer


Date: August 14, 2002