Form 10-Q
period 2002-09-30
QUAKER CHEMICAL CORP
filed 2002-11-14
CIK 81362

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             -----------------------
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2002

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

   One Quaker Park, 901 Hector Street, Conshohocken, Pennsylvania 19428 - 0809
--------------------------------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

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

     Number of Shares of Common Stock
     Outstanding on October 31, 2002                  9,322,639

            QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
            ---------------------------------------------------------



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheet at September 30, 2002 and December 31, 2001

           Condensed Consolidated Statement of Income for the Three and Nine Months ended September 30, 2002 and 2001

           Condensed Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2002 and 2001

           Notes to Condensed Consolidated Financial Statements



                               * * * * * * * * * *

                           Quaker Chemical Corporation

                      Condensed Consolidated Balance Sheet

                                    Unaudited
                             (dollars in thousands)

                                                                                       September 30,           December 31,
                                                                                           2002                   2001 *
                                                                                  --------------------     --------------------
ASSETS

Current assets
             Cash and cash equivalents                                            $            23,044      $            20,549
             Accounts receivable, net                                                          54,583                   44,787
             Inventories
                               Raw materials and supplies                                      11,389                    9,673
                               Work-in-process and finished goods                              11,217                    9,112
             Prepaid expenses and other current assets                                         12,156                    8,809
                                                                                  --------------------     --------------------
                               Total current assets                                           112,389                   92,930
                                                                                  --------------------     --------------------

Property, plant and equipment, at cost                                                        111,606                   97,367
             Less accumulated depreciation                                                     64,123                   59,123
                                                                                  --------------------     --------------------
                               Total property, plant and equipment                             47,483                   38,244
Goodwill                                                                                       21,267                   14,960
Other intangible assets                                                                         6,059                    1,442
Investments in associated companies                                                             8,765                    9,839
Deferred income taxes                                                                           8,693                    9,085
Other assets                                                                                   14,046                   13,166
                                                                                  --------------------     --------------------
                                                                                  $           218,702      $           179,666
                                                                                  ====================     ====================

LIABILITIES  AND SHAREHOLDERS' EQUITY

Current liabilities
             Short-term borrowings and current portion of long-term debt          $            26,117      $             2,858
             Accounts and other payables                                                       24,681                   20,196
             Accrued compensation                                                               9,801                    8,109
             Other current liabilities                                                         17,471                   14,343
                                                                                  --------------------     --------------------
                               Total current liabilities                                       78,070                   45,506
Long-term debt                                                                                 19,452                   19,380
Deferred income taxes                                                                           1,212                    1,233
Other noncurrent liabilities                                                                   25,795                   24,212
                                                                                  --------------------     --------------------
                               Total liabilities                                              124,529                   90,331
                                                                                  --------------------     --------------------

Minority interest in equity of subsidiaries                                                     8,411                    8,436
                                                                                  --------------------     --------------------

Shareholders' Equity
             Common stock $1 par value; authorized
                               30,000,000 shares; issued (including
                               treasury shares) 9,664,009 shares                                9,664                    9,664
             Capital in excess of par value                                                       631                      357
             Retained earnings                                                                107,996                  103,953
             Unearned compensation                                                             (1,334)                  (1,597)
             Accumulated other comprehensive (loss)                                           (26,497)                 (24,075)
                                                                                  --------------------     --------------------
                                                                                               90,460                   88,302
             Treasury stock, shares held at cost;
                               2002-344,947, 2001-526,865                                      (4,698)                  (7,403)
                                                                                  --------------------     --------------------
                               Total shareholders' equity                                      85,762                   80,899
                                                                                  --------------------     --------------------
                                                                                  $           218,702      $           179,666
                                                                                  ====================     ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

* Condensed from audited financial statements.

                           Quaker Chemical Corporation

                   Condensed Consolidated Statement of Income

                                                           Unaudited

                                                (dollars in thousands, except per share data)


                                                        Three Months ended September 30,        Nine Months ended September 30,
                                                -----------------------------------------   --------------------------------------
                                                     2002                    2001               2002                  2001
                                                -----------------  ----------------------   ---------------- ---------------------
Net sales                                       $         73,268   $              63,514    $       202,652  $            192,802

Cost of goods sold                                        43,869                  38,371            119,934               114,752
                                                -----------------  ----------------------   ---------------- ---------------------

Gross margin                                              29,399                  25,143             82,718                78,050

Selling, general and administrative expenses              22,697                  19,065             66,000                58,914
Restructuring and nonrecurring expenses                        -                   3,225                  -                 3,225
                                                -----------------  ----------------------   ---------------- ---------------------

Operating income                                           6,702                   2,853             16,718                15,911

Other income (expense), net                                  942                    (469)             1,194                   690
Interest expense                                            (491)                   (427)            (1,318)               (1,418)
Interest income                                               22                     222                571                   699
                                                -----------------  ----------------------   ---------------- ---------------------
Income before taxes                                        7,175                   2,179             17,165                15,882

Taxes on income                                            2,296                     675              5,493                 4,923
                                                -----------------  ----------------------   ---------------- ---------------------
                                                           4,879                   1,504             11,672                10,959
Equity in net income of associated
    companies                                                130                     244                314                   740
Minority interest in net income of
    subsidiaries                                            (720)                   (632)            (2,103)               (2,456)
                                                -----------------  ----------------------   ---------------- ---------------------

Net income                                      $          4,289   $               1,116    $         9,883  $              9,243
                                                =================  ======================   ================ =====================


Per share data:
    Net income - basic                          $           0.47   $                0.12    $          1.08  $               1.02
    Net income - diluted                        $           0.45   $                0.12    $          1.05  $               1.02
    Dividends declared                          $           0.21   $               0.205    $          0.63  $              0.615

    Based on weighted average number of
      shares outstanding:
         Basic                                         9,222,050               9,115,591          9,149,337             9,028,096
         Diluted                                       9,453,208               9,174,754          9,433,279             9,088,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Quaker Chemical Corporation

                 Condensed Consolidated Statement of Cash Flows
                     For the Nine Months ended September 30,

                                                                                              Unaudited
                                                                                        (dollars in thousands)
                                                                                       2002                 2001
                                                                                    ----------           ----------
Cash flows from operating activities
  Net income                                                                        $    9,883                9,243
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                       3,571                3,549
      Amortization                                                                         576                1,091
      Equity in net income of associated companies                                        (314)                (740)
      Minority interest in earnings of subsidiaries                                      2,103                2,456
      Deferred compensation and other postretirement benefits                              290                  690
      Restructuring and nonrecurring expenses                                                -                3,225
      Other, net                                                                          (221)                 867
  Increase (decrease) in cash from changes in current assets and current liabilities:
      Accounts receivable, net                                                          (3,375)                (230)
      Inventories                                                                       (2,543)               1,460
      Prepaid expenses and other current assets                                           (846)              (1,540)
      Accounts payable and accrued liabilities                                           5,914               (4,093)
      Change in restructuring liabilities                                               (1,763)                (443)
                                                                                    ----------           ----------
        Net cash provided by operating activities                                       13,275               15,535
                                                                                    ----------           ----------

Cash flows from investing activities
    Investments in property, plant and equipment                                        (7,642)              (4,980)
    Payments related to acquisitions                                                   (21,285)              (1,532)
    Dividends from associated companies                                                    307                  902
    Other, net                                                                            (443)                 261
                                                                                    ----------           ----------
        Net cash (used in) investing activities                                        (29,063)              (5,349)
                                                                                    ----------           ----------

Cash flows from financing activities
    Net increase in short-term borrowings                                               23,121                  (54)
    Dividends paid                                                                      (5,756)              (5,215)
    Treasury stock issued                                                                2,618                2,664
    Distributions to minority shareholders                                              (1,514)              (2,175)
    Other, net                                                                               -                   28
                                                                                    ----------           ----------
        Net cash provided by (used in)  financing activities                            18,469               (4,752)
                                                                                    ----------           ----------


Effect of exchange rate changes on cash                                                   (186)              (1,943)
                                                                                    ----------           ----------

    Net increase in cash and cash equivalents                                            2,495                3,491
    Cash and cash equivalents at beginning of period                                    20,549               16,552
                                                                                    ----------           ----------
    Cash and cash equivalents at end of period                                      $   23,044               20,043
                                                                                    ==========           ==========
Noncash investing activities:
 Contribution of property, plant & equipment to real estate joint venture           $        -                4,358


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Quaker Chemical Corporation
              Notes to Condensed Consolidated Financial Statements
                             (Dollars in Thousands)
                                   (Unaudited)

Note 1 - Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2002 presentation. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 2001.

As part of the Company's chemical management services, certain third party products are transferred to customers at no gross profit and accordingly, these transactions are not recorded in net sales or expense. Third party products transferred under these arrangements totaled $20,363 and $15,552 for the nine months ended September 30, 2002 and 2001, respectively.

Sales and cost of sales for the third quarter and nine months of 2002 are approximately $575 higher than previously reported in its October 30, 2002 press release. The change is due to a review and determination that a recent chemical management service arrangement should be reported on a gross basis based on the nature of the integrated product and service offering versus net as an agent. This reclassification had no effect on gross margin and accordingly net income.

Effective July 1, 2002, the Company acquired a controlling interest of Quaker Chemical South Africa (Pty.) Ltd (South Africa), a previously 50% owned joint venture. As a result, South Africa, previously reported using the equity method, is now a fully consolidated 51% owned subsidiary. The effect of this change was not material to the financial statements.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullified EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.

Note 3 --Earnings Per Share

The following table summarizes earnings per share (EPS) calculations for the three months ended September 30, 2002 and 2001:

                                                          2002          2001
                                                          ----          ----
Numerator for basic EPS and diluted EPS--
 net income ..........................................  $ 4,289       $ 1,116
                                                        -------       -------
Denominator for basic EPS--weighted
 average shares
 .....................................................    9,222         9,116
Effect of dilutive securities, primarily
 employee stock options ..............................      231            59
                                                        -------       -------
Denominator for diluted EPS--weighted
 average shares and assumed
 conversions. ........................................    9,453         9,175
                                                        =======       =======
Basic EPS ............................................  $   .47       $   .12
Diluted EPS ..........................................  $   .45       $   .12

The following table summarizes earnings per share (EPS) calculations for the nine months ended September 30, 2002 and 2001:

                                                          2002          2001
                                                          ----          ----
Numerator for basic EPS and diluted EPS--
 net income ..........................................  $ 9,883       $ 9,243
                                                        -------       -------
Denominator for basic EPS--weighted
 average shares                                           9,149         9,028
 .....................................................
Effect of dilutive securities, primarily
 employee stock options ..............................      284            61
                                                        -------       -------
Denominator for diluted EPS--weighted
 average shares and assumed
 conversions. ........................................    9,433         9,089
                                                        =======       =======
Basic EPS ............................................  $  1.08       $  1.02
Diluted EPS ..........................................  $  1.05       $  1.02

In September 2002, the Company refined its methodology for computing shares outstanding for purposes calculating earnings per share. The effect of the change was not material on current and prior calculations of earnings per share.

Note 4 - Business Segments

The Company's reportable segments are as follows:

(1) Metalworking process chemicals - products used as lubricants for various heavy industrial and manufacturing applications.

(2) Coatings - temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3) Other chemical products - other various chemical products.

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments for the nine months ending September 30:

                             Metalworking                Other
                               Process                  Chemical
                              Chemicals    Coatings     Products        Total
                           -----------------------------------------------------
2002

     Net sales                $  183,711   $ 15,593     $ 3,348       $ 202,652

     Operating income             38,994      4,058         884          43,936

2001

     Net sales                $  174,821   $ 14,731     $ 3,250       $ 192,802


     Operating income             37,208      4,159       1,033          42,400

Operating income comprises revenue less related costs and expenses.

Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates. A reconciliation of total segment operating income to total consolidated income before taxes, for the nine months ended September 30 is as follows:

                                                    2002              2001
                                                    ----              ----

Total operating income for
    Reportable segments                          $  43,936          $ 42,400
Non-operating expenses                             (26,642)          (22,173)
Restructuring and nonrecurring
expenses                                                 -            (3,225)
Amortization                                          (576)           (1,091)
Interest expense                                    (1,318)           (1,418)
Interest income                                        571               699
Other income, net                                    1,194               690
                                                 ---------          --------

Consolidated income before taxes                 $  17,165          $ 15,882
                                                 =========          ========


Note 5 - Comprehensive Income

The following table summarizes comprehensive income for the three months ended September 30:

                                                    2002              2001
                                                    ----              ----

Net income                                       $   4,289          $  1,116

Unrealized (loss) on available-for-sale                  -              (269)
     securities

Foreign currency translation adjustments            (2,865)            1,397
                                                 ---------          --------


Comprehensive income                             $   1,424          $  2,244
                                                 =========          ========


The following table summarizes comprehensive income for the nine months ended September 30:

                                                    2002              2001
                                                    ----              ----
Net income                                       $   9,883          $  9,243

Unrealized (loss) on available-for-sale
     securities                                          -              (269)

Foreign currency translation adjustments            (2,422)           (5,826)
                                                 ---------          --------

Comprehensive income                             $   7,461          $  3,148
                                                 =========          ========

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

Restructuring and related charges of $2,958 and $2,896 were expensed during the third and fourth quarters of 2001, respectively. The third quarter charge comprised $520 related to employee separations, $2,038 related to facility rationalization charges and $400 related to abandoned acquisitions. The fourth quarter charge comprised $2,124 related to employee separations, $575 related to facility rationalization charges and $197 related to abandoned acquisitions. Employee separation benefits under each plan varied depending on local regulations within certain foreign countries and included severance and other benefits. As of September 30, 2002, Quaker had completed 49 of the planned 53 employee separations under the 2001 plans. Quaker expects to substantially complete the initiatives contemplated under the restructuring plans, including the disposition of the manufacturing facilities, by mid 2003.

Accrued restructuring balances as of September 30, 2002 are as follows:

--------------------------------------------------------------------------------
                              Balance                  Currency       Balance
                            December 31,             translation   September 30,
                                2001      Payments    and other        2002
                                ----      --------   -----------   -------------
--------------------------------------------------------------------------------
 Employee separations           $ 2,534    $(1,071)       $   40        $ 1,503
--------------------------------------------------------------------------------
 Facility rationalization         1,439       (555)           83            967
                                -------    -------        ------        -------
--------------------------------------------------------------------------------
 Total                          $ 3,973    $(1,626)       $  123        $ 2,470
                                =======    =======        ======        =======
--------------------------------------------------------------------------------

Note 7 - Business Acquisitions

On March 1, 2002, the Company acquired certain assets and liabilities of United Lubricants Corporation ("ULC"), a North American manufacturer and distributor of specialty lubricant products and chemical management services, for approximately $14,038. The acquisition of ULC strategically strengthens the Company's global leadership supply position to the steel industry.

The following table shows the preliminary fair value of assets and liabilities recorded for the acquisition:

Receivables                                         $ 4,456
Inventories                                             828
Property, plant and equipment                         4,155
Goodwill                                              5,437
Intangible assets                                     2,350
Other assets                                             74
                                                    -------
                                                     17,300
                                                    -------

Accounts payable                                      2,148
Accrued expenses and other current liabilities          265
Other current liabilities                               849
                                                    -------
                                                      3,262
                                                    -------

Cash paid for acquisition                           $14,038
                                                    =======

The $5,437 of goodwill was assigned to the Metalworking process chemicals segment, and the entire amount is expected to be deductible for income tax purposes.

The $2,350 of intangible assets comprised $1,400 of branded customer lists, $700 of formulations, $200 of trademarks and $50 in non-compete agreements. These intangibles are being amortized over a five-year period.

The cash paid for acquisition increased approximately $362 during the third quarter of 2002 related to transaction costs incurred and post closing adjustments. Such costs have been allocated to goodwill. Further, goodwill has also increased for working capital adjustments and refinements of estimates of assets acquired and liabilities assumed.

The results of operations of ULC are included in the consolidated statement of income beginning March 1, 2002. Pro-forma results of operations have not been provided because the effects are not material.

On April 22, 2002, the Company acquired one hundred percent of the outstanding stock of Epmar Corporation ("Epmar"), a North American manufacturer of polymeric coatings, sealants, adhesives, and various other compounds, for approximately $7,611 and the assumption of $400 of debt. The acquisition of Epmar provides technological capability that is directly related to the Company's coatings business.

The following table shows the preliminary fair value of assets and liabilities recorded for the acquisition:

Receivables                                         $   848
Inventories                                             472
Property, plant and equipment                           967
Goodwill                                              3,279
Intangible assets                                     2,920
Other assets                                             39
                                                    -------
                                                      8,525
                                                    -------

Accounts payable                                        406
Accrued expenses and other current liabilities          108
Other noncurrent liabilities                            400
                                                    -------
                                                        914
                                                    -------

Cash paid for acquisition                           $ 7,611
                                                    =======

The $3,279 of goodwill was assigned to the Coatings segment, and the entire amount is expected to be deductible for income tax purposes.

The $2,920 of intangible assets comprised: $1,600 of customer lists to be amortized over twenty years, $720 of product line technology to be amortized over ten years, and $600 of trademarks which have indefinite lives and will not be amortized.

The cash paid for acquisition increased approximately $111 during the third quarter of 2002 related to transaction costs incurred and post closing adjustments. Such costs have been allocated to goodwill. This increase in goodwill was partially offset due to refinements of estimates of assets acquired and liabilities assumed.

The results of operations of Epmar are included in the consolidated statement of income beginning April 22, 2002. Pro-forma results of operations have not been provided because the effects are not material.

Note 8 - Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 established new guidelines for accounting for goodwill and other intangible assets. Upon adoption, goodwill is no longer amortized, but instead assessed for impairment at least on an annual basis. Accordingly, on January 1, 2002, the Company ceased amortizing its goodwill. The Company completed impairment assessment of its goodwill and did not incur an impairment charge related to the adoption of SFAS No. 142. Further, the Company completed its annual impairment assessment as of the end of the third quarter 2002 and no impairment charge was warranted.

The following is a reconciliation of previously reported financial information to pro-forma amounts exclusive of goodwill amortization for the three months ended September 30, 2001:

Net income                                           $1,116
Goodwill amortization expense, net of tax               168
                                                     ------

Pro-forma net income                                 $1,284
                                                     ======

Earnings per share, basic and diluted                $ 0.12

Goodwill amortization expense, net of tax              0.02
                                                     ------

Pro-forma earnings per share, basic and diluted      $ 0.14
                                                     ======

The following is a reconciliation of previously reported financial information to pro-forma amounts exclusive of goodwill amortization for the nine months ended September 30, 2001:

Net income                                           $9,243

Goodwill amortization expense, net of tax               524
                                                     ------

Pro-forma net income                                 $9,767
                                                     ======

Earnings per share, basic and diluted                $ 1.02

Goodwill amortization expense, net of tax              0.06
                                                     ------

Pro-forma earnings per share, basic and diluted      $ 1.08
                                                     ======

The changes in carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                            Metalworking
                         process chemicals   Coatings       Total
                         ----------------------------------------
Balance as of
  January 1, 2002             $11,081         $3,879      $14,960

Goodwill additions              5,532          3,279        8,811

Currency translation
  adjustments                  (2,504)            --       (2,504)
                              -------         ------      -------

Balance as of
  September 30, 2002          $14,109         $7,158      $21,267
                              =======         ======      =======

Goodwill additions are subject to post-closing adjustments.

Gross carrying amounts and accumulated amortization for intangible assets as of September 30, 2002, are as follows:

                                     Gross carrying    Accumulated
                                         Amount        Amortization
                                     ------------------------------
Amortized intangible assets
 Customer lists and rights to sell       $3,850           $  286
 Trademarks and patents                   2,300            1,526
 Formulations and product technology      1,420              110
 Other                                    1,464            1,053
                                         ------           ------

Total                                    $9,034           $2,975
                                         ======           ======

Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2002               $695
For the year ended December 31, 2003               $835
For the year ended December 31, 2004               $698
For the year ended December 31, 2005               $696
For the year ended December 31, 2006               $696
For the year ended December 31, 2007               $327

Note 9 - Debt

     In April 2002, the Company entered into a $20.0 million committed credit facility, with a bank, which expires in April 2003. At the Company's option, the interest rate for borrowings under the agreement may be based on the lender's cost of funds plus a margin, LIBOR plus a margin, or on the prime rate. The provisions of the agreement require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of September 30, 2002. A total of $13.0 million in borrowings was outstanding under this facility as of September 30, 2002 at an average borrowing rate of approximately 2.4%.

     In April 2002, the Company entered into a $10.0 million uncommitted demand credit facility with the same lender under similar terms. A total of $10.0 million in borrowings under this facility was outstanding as of September 30, 2002 at an average borrowing rate of approximately 2.4%.

     These facilities replaced an uncommitted facility in the amount of $18.0 million, which was terminated in July 2002, with all balances outstanding repaid through borrowings under the new facilities discussed above.

Note 10 - Commitments and Contingencies

     The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites. The Company identified certain soil and groundwater contamination at AC Products, Inc. ("ACP"), a wholly owned subsidiary. In coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. During the second quarter of 2000, it was discovered during an internal environmental audit that ACP had failed to properly report its air emissions. In response, an internal investigation of all environmental, health, and safety matters at ACP was conducted. ACP has voluntarily disclosed these matters to regulators and has taken steps to correct all environmental, health, and safety issues discovered. In connection with these activities the Company recorded pre-tax charges totaling $500 and $1,500 in 2001 and 2000, respectively. The Company believes that the potential-known liabilities associated with these matters ranges from approximately $1,200 to $2,100, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses, fines, penalties, and damages will not be incurred in excess of the amount reserved.

     Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $226 and $260 was accrued at September 30, 2002 and December 31, 2001, respectively, to provide for such anticipated future environmental assessments and remediation costs.

     A non-operating subsidiary of the Company acquired in 1978 had sold certain asbestos containing products. This subsidiary is a co-defendant in claims filed by multiple claimants alleging injury due to exposure to asbestos. Effective October 31, 1997, the subsidiary's insurance carriers have agreed to be responsible for all damages and costs (including attorneys' fees) arising out of all existing and future asbestos claims up to applicable policy limits. Although there can be no assurance regarding the potential liabilities associated with the existing claims proceedings, the subsidiary believes that it has adequate primary and excess insurance coverage for its potential liabilities related to claims of which it is aware. If the subsidiary insurance coverage were to be ever exhausted, the Company is not required to and will not fund the subsidiary's liabilities in excess of coverage. In the absence of insurance at the subsidiary level, asbestos claimants might pursue derivative or other claims against the Company in an effort to hold it liable for the acts and/or omissions, if any, of the subsidiary. The Company believes, although it can give no assurances, that it would be successful defending any such claims.

     The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Net cash flows provided by operating activities were $13.3 million in the first nine months of 2002 compared to $15.5 million in the same period of 2001. The decrease was primarily due to increases in the changes in accounts receivable, inventories, and decreases in restructuring liabilities, offset by increases in the changes in accounts payable and accrued liabilities.

     Net cash flows used in investing activities were $29.1 million in the first nine months of 2002 compared to $5.3 million in the same period of 2001. The increase was primarily related to payments of $21.3 million in 2002 related to the acquisitions of United Lubricants Corporation ("ULC") and Epmar Corporation ("Epmar"), compared to a payment of $1.5 million related to an acquisition in 2001. See also Note 7 Business Acquisitions.

     Expenditures for property, plant, and equipment totaled $7.6 million in the first nine months of 2002 compared to $5.0 million in the same period of 2001. The increase in spending was primarily the result of the project to implement a global transaction system and the move into new corporate headquarters. Capital expenditures for 2002 are expected to be approximately $12 million.

     Net cash flows provided by financing activities were $18.5 million for the first nine months of 2002 compared with a net cash use of $4.8 million for the same period of the prior year. The net change was due to approximately $23.0 million of short-term borrowings in 2002, primarily used to finance the ULC and Epmar acquisitions.

     In April 2002, the Company entered into a $20.0 million committed credit facility, with a bank, which expires in April 2003. At the Company's option, the interest rate for borrowings under the agreement may be based on the lender's cost of funds plus a margin, LIBOR plus a margin, or on the prime rate. The provisions of the agreement require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of September 30, 2002. A total of $13.0 million in borrowings was outstanding under this facility as of September 30, 2002 at an average borrowing rate of approximately 2.4%.

     In April 2002, the Company entered into a $10.0 million uncommitted demand credit facility with the same lender under similar terms. A total of $10.0 million in borrowings under this facility was outstanding as of September 30, 2002 at an average borrowing rate of approximately 2.4%.

     These facilities replaced an uncommitted facility in the amount of $18.0 million, which was terminated in July 2002, with all balances outstanding repaid through borrowings under the new facilities discussed above.

     Despite the Company's acquisitions, the Company believes that its balance sheet remains strong with approximately $23 million of cash at the end of September. It is the intent of the Company to utilize some of this cash to pay down a portion of the Company's short term borrowings in the fourth quarter of 2002. The Company believes that its current credit facilities, which expire in April of 2003, will be renewed or replaced at competitive rates upon their termination in 2003. Accordingly, the Company believes, that in 2002 and 2003, it is capable of supporting its operating requirements, payments of dividends to shareholders, possible acquisition opportunities, and possible resolution of contingencies, through internally generated funds supplemented with debt as needed. Financial market declines have reduced the asset value of the Company's pension plans and will likely result in a non-cash charge to equity in the fourth quarter. The amount of the charge will depend on 2002 investment returns. The charge will have no effect on 2002 net income. In addition, in 2003, the Company is likely to have mandatory cash contributions to its plan that are approximately $2 million higher than 2002 levels.

Operations

     Sales and cost of sales for the third quarter and nine months of 2002 are approximately $575 higher than previously reported in its October 30, 2002 press release. The change is due to a review and determination that a recent chemical management service arrangement should be reported on a gross basis based on the nature of the integrated product and service offering versus net as an agent. This reclassification had no effect on gross margin and accordingly net income.

Comparison of First Nine Months 2002 with First Nine Months 2001

     Consolidated net sales for the first nine months of 2002 were $202.7 million, compared to $192.8 million in the first nine months of 2001. The sales comparison was favorably impacted by the inclusion of revenues from the acquisitions of ULC and Epmar earlier this year, as well as the purchase of a controlling interest in the Company's South Africa joint venture, which was effective July 1, 2002. Sales increases were also partially offset by unfavorable foreign currency translations. At constant exchange rates and excluding revenue from acquisitions, consolidated net sales would have been essentially flat compared to 2001.

     Cost of sales decreased as a percentage of sales from 59.5% in 2001 to 59.2% in 2002. The improvement was primarily a result of lower raw material costs.

     Selling, general and administrative (SG&A) expenses of $66.0 million in the first nine months of 2002 were approximately 12% higher than the $58.9 million reported in the first nine months of 2001. The increase was primarily the result of SG&A expenses of ULC, Epmar and South Africa, and higher pension, insurance, and other administrative costs. The first nine months of 2002 were also favorably impacted by the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, the company no longer amortizes goodwill. The Company reported approximately $0.8 million of goodwill amortization in the first nine months of 2001. In addition, in the third quarter of 2001 the Company recorded an additional reserve for doubtful accounts of $0.5 million related to the poor financial condition of certain U.S. steel customers that filed for bankruptcy protection under the provisions of Chapter 11.

     In the third quarter of 2001, the Company recorded restructuring and nonrecurring charges totaling $3.2 million on a pre-tax basis. These charges consist of restructuring charges of $3.0 million, primarily related to plans to close and sell our manufacturing facilities in the U.K. and France, as well as other cost reduction efforts. Nonrecurring organizational consulting expenses of $0.2 million were also incurred. See also Note 6 Restructuring and Nonrecurring Expenses.

     Other income variance primarily reflects increased foreign exchange gains in the first nine months of 2002 compared with the first nine months of 2001, offset by lower license fee revenue in 2002 compared with 2001. Net interest expense was favorable in the first nine months of 2002 compared to the prior year, despite increased borrowings to fund the ULC and Epmar acquisitions, due to lower borrowing rates and the impact of principal payments made on the Company's higher rate long-term debt. Equity income in the first nine months of 2002 compared to the first nine months of 2001 reflects lower income year over year from the Company's joint venture in Mexico, the start up of the Company's real estate joint venture in Conshohocken, PA and the consolidation of the Company's South Africa joint venture. Minority interest was lower in the first nine months of 2002 compared with the same period last year, primarily due to lower net income from the Company's subsidiary in Brazil.

     The effective tax rate for 2002 is currently 32%, compared to 31% in the prior year. The effective tax rate is dependent on many internal and external factors, and is assessed by the Company on a regular basis. The Company has been assessed approximately $2.6 million of additional taxes based on an audit of certain of its subsidiaries for prior years. The Company has initiated an appeal process related to this assessment and currently believes its reserves are adequate.

Comparison of Third Quarter 2002 with Third Quarter 2001

     Consolidated net sales for the third quarter of 2002 were a record $73.3 million, a 15% increase compared to the third quarter of 2001. The sales comparison was favorably impacted by the inclusion of revenues from ULC, Epmar and South Africa. The impact of foreign currency translations was not material to the quarterly comparison, as the strengthening Euro was largely offset by the weakening Brazilian Real and Argentine Peso. At constant exchange rates and excluding ULC, Epmar and South Africa revenues, consolidated net sales would have been up approximately 5% compared to 2001.

     Cost of sales decreased as a percentage of sales from 60.4% in the third quarter of 2001 to 59.9% in the third quarter of 2002. The improvement was primarily a result of lower raw material costs.

     Selling, general and administrative (SG&A) expenses in the third quarter of 2002 were up $3.6 million from the third quarter of 2001. SG&A expenses of ULC, Epmar and South Africa accounted for approximately one half of the quarterly increase. Higher pension, insurance, and other administrative costs were also factors. The third quarter of 2002 was also favorably impacted by the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Upon adoption of SFAS No. 142, the company no longer amortizes goodwill. The Company reported approximately $0.2 million of goodwill amortization in the third quarter of 2001. In addition, in the third quarter of 2001 the Company recorded an additional reserve for doubtful accounts of $0.5 million related to the poor financial condition of certain U.S. steel customers that filed for bankruptcy protection under the provisions of Chapter 11.

     In the third quarter of 2001, the Company recorded restructuring and nonrecurring charges totaling $3.2 million on a pre-tax basis. These charges consist of restructuring charges of $3.0 million, primarily related to plans to close and sell our manufacturing facilities in the U.K. and France, as well as other cost reduction efforts. Nonrecurring organizational consulting expenses of $0.2 million were also incurred. See also Note 6 Restructuring and Nonrecurring Expenses.

     Other income variance primarily reflects foreign exchange gains in the third quarter of 2002 compared with foreign exchange losses in the third quarter of 2001. Net interest expense was unfavorable in the third quarter of 2002 compared to the prior year, due to increased borrowings to fund the ULC and Epmar acquisitions. Equity income in the third quarter of 2002 was down compared to equity income in the third quarter 2001 due to the consolidation of South Africa. Minority interest was higher in the third quarter of 2002 compared with the same period last year, as a result of the consolidation of South Africa

     The uncertain global economic and political environment and rising raw material prices creates uncertainty regarding fourth quarter earnings. However, the Company currently expects to achieve similar earnings in the fourth quarter as the third quarter, which provides the prospect that earnings for the full year 2002 will slightly exceed 2001 full-year earnings, which exclude the 2001 special items. Earnings for the full-year 2001, excluding special items, were $1.49 per share. Special items totaling $0.65 per share are inclusive of the following: $0.20 for facility rationalization costs, $0.20 for severance costs, $0.04 for costs related to abandoned acquisitions, $0.15 for additional provisions for doubtful accounts, $0.02 for organizational structure costs and $0.04 for increases in environmental reserves.

Regarding 2003, the Company is anticipating U.S. pension costs will be $0.08 to $0.12 higher per share, depending on 2002 investment returns. In addition, raw material prices are expected to be higher in 2003. The Company is currently in the midst of the budget process and a full year 2003 forecast is not yet available. However, it is the goal of the Company to have increased earnings year over year.

Other Significant Items

     On March 1, 2002, the Company acquired certain assets and liabilities of United Lubricants Corporation for approximately $14.0 million. The acquisition resulted in the recognition of approximately $5.4 million of goodwill and $2.4 million of intangible assets. Pro-forma results of operations have not been presented because the effects were not material.

     On April 22, 2002, the Company acquired all of the outstanding stock of Epmar Corporation for $7.6 million and the assumption of $0.4 million of debt. The acquisition resulted in the recognition of approximately $3.3 million of goodwill and $2.9 million of intangible assets. Pro-forma results of operations have not been presented because the effects were not material.

Effective July 1, 2002, the Company acquired a controlling interest in Quaker Chemical South Africa (Pty.) Ltd (South Africa), a previously fifty-percent owned joint venture. As a result, South Africa, previously reported using the equity method, is now a fully consolidated subsidiary. The effect of this change was not material to the financial statements.

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

     Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information in "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements beginning on pages 10 and 31, respectively, of the Registrant's 2001 Annual Report filed on Form 10-K. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have an adverse effect on Quaker depending on the extent of Quaker's short-term borrowings. As of September 30, 2002, Quaker had $23.0 million of short-term borrowings.

     Foreign Exchange Risk. A significant portion of Quaker's revenues and earnings is generated by its foreign subsidiaries. These foreign subsidiaries also hold a significant portion of Quaker's assets and liabilities. Incorporated by reference is the information concerning Quaker's non-U.S. activities appearing in Note 11 of the Notes to Consolidated Financial Statements beginning on page 35 of the Registrant's 2001 Annual Report filed on Form 10-K. Each such subsidiaries uses its local currency as their functional currency. Accordingly, Quaker's financial results are affected by risks typical of global business such as currency fluctuations, particularly between the U.S. dollar, the Brazilian real and the E.U. euro. As exchange rates vary, Quaker's results can be materially adversely affected.

     In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was immaterial. Quaker is not currently a party to any derivative financial instruments. Therefore, adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on Quaker's operating results or financial position as of September 30, 2002.

     Commodity Price Risk. Many of the raw materials used by Quaker are commodity chemicals, and, therefore, Quaker's earnings can be materially adversely affected by market changes in raw material prices. In certain cases, Quaker has entered into fixed-price purchase contracts having a term of up to one year. These contracts provide for protection to Quaker if the price for the contracted raw material rises, however, in certain limited circumstances, Quaker will not realize the benefit if such price declines. Quaker has not been, nor is it currently a party to, any derivative financial instrument relative to commodities.

     Credit Risk. Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. A significant portion of Quaker's revenues is derived from sales to customers in the U.S. steel industry where a number of bankruptcies occurred during recent years. In 2001 and early 2002, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company's exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory. Incorporated by reference is the information in "Critical Accounting Policies and Estimates" and "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 8 and 10 respectively, of the Registrant's 2001 Annual Report filed on Form 10-K.

Item 4.  Controls and Procedures

a. Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

b. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II.   OTHER INFORMATION
           Items 1,2,3, 4 and 5 of Part II are inapplicable and have been omitted.
Item 6.    Exhibits and Reports on Form 8-K

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

Date: November 14, 2002

                                  CERTIFICATION

I, Ronald J. Naples, the Chief Executive officer of Quaker Chemical Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Quaker Chemical Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                   Signed: /s/ Ronald J. Naples
      -----------------                           ------------------------------
                                            Name: Ronald J. Naples
                                                  ------------------------------
                                           Title: Chief Executive Officer
                                                  ------------------------------
                                                  of Quaker Chemical Corporation
                                                  ------------------------------

                                  CERTIFICATION

I, Michael F. Barry, the Chief Financial Officer of Quaker Chemical Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Quaker Chemical Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                  Signed: /s/ Michael F. Barry
      -----------------                          -------------------------------
                                           Name: Michael F. Barry
                                                 -------------------------------
                                          Title: Chief Financial Officer
                                                 -------------------------------
                                                 of Quaker Chemical Corporation
                                                 -------------------------------