Form 10-K
period 2002-12-31
QUAKER CHEMICAL CORP
filed 2003-03-28
CIK 81362

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

     For the fiscal year ended December 31, 2002

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

             A Pennsylvania Corporation      No. 23-0993790
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)

                One Quaker Park, 901 Hector Street,
                     Conshohocken, Pennsylvania          19428
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (610) 832-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each Exchange on
             Title of each class               which registered
             -------------------           ------------------------
                 Common Stock,              New York Stock Exchange
                 $1.00 par value
                 Stock Purchase             New York Stock Exchange
                 Rights

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [_]

   State aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on June 28,
2002): $210,589,726.

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on March 14, 2003): $172,665,525.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: 9,352,004 shares of Common Stock, $1.00 Par Value, as of March 14, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement dated March 31, 2003 in connection with the Annual Meeting of Shareholders to be held on May 14, 2003 are incorporated into Part III.

================================================================================

                                    PART I

   As used in this Report, the terms "Quaker" and the "Company" refer to Quaker Chemical Corporation, its subsidiaries, and associated companies, unless the context otherwise requires.

Item 1.  Business.

  General Description

   Quaker develops, produces, and markets a broad range of formulated chemical specialty products for various heavy industrial and manufacturing applications and, in addition, offers and markets chemical management services. Quaker's principal products and services include: (i) rolling lubricants (used by manufacturers of steel in the hot and cold rolling of steel and by manufacturers of aluminum in the cold rolling of aluminum); (ii) corrosion preventives (used by steel and metalworking customers to protect metal during manufacture, storage, and shipment); (iii) metal finishing compounds (used to prepare metal surfaces for special treatments such as galvanizing and tin plating and to prepare metal for further processing); (iv) machining and grinding compounds (used by metalworking customers in cutting, shaping, and grinding metal parts which require special treatment to enable them to tolerate the manufacturing process); (v) forming compounds (used to facilitate the drawing and extrusion of metal products); (vi) hydraulic fluids (used by steel, metalworking, and other customers to operate hydraulically activated equipment); (vii) technology for the removal of hydrogen sulfide in various industrial applications; (viii) chemical milling maskants for the aerospace industry and temporary and permanent coatings for metal and concrete products;
(ix) construction products such as flexible sealants and protective coatings for various applications; and (x) programs to provide chemical management services. Individual product lines representing more than 10% of consolidated revenues for any of the past three years are as follows:

                                                2002  2001  2000
                                                ----  ----  ----
               Rolling lubricants.............. 21.5% 22.9% 25.3%
               Machining and grinding compounds 14.8% 15.2% 14.8%
               Hydraulic fluids................ 12.7% 12.4% 11.6%
               Corrosion preventitives......... 10.4% 10.5% 10.7%

   A substantial portion of Quaker's sales worldwide are made directly through its own employees with the balance being handled through distributors and agents. Quaker employees visit the plants of customers regularly and, through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker's existing products or by applying new formulations developed in Quaker's laboratories. Generally, separate manufacturing facilities of a single customer are served by different personnel. Sales are recorded when products are shipped to customers and services earned. As part of the Company's chemical management services, certain third party products are transferred to customers at no gross profit and, accordingly, these transactions have no effect on net sales. Third party products transferred under these arrangements totaled $28.3 million, $20.7 million, and $19.7 million for 2002, 2001, and 2000, respectively. License fees and royalties are recorded when earned and are included in other income.

   The business of the Company and its operating results are subject to certain risks, of which the principal ones are referred to in the following subsections.

  Competition

   The chemical specialty industry is composed of a number of companies of similar size as well as companies larger and smaller than Quaker. Quaker cannot readily determine its precise position in every industry it serves. Based on information available to Quaker, however, it is estimated that Quaker holds a leading and significant global position (among a group in excess of 25 other suppliers) in the market for process fluids to produce sheet steel used in the production of hot and cold rolling of steel. Many competitors are in fewer and more specialized product classifications or provide different levels of technical services in terms of specific formulations for individual customers. Competition in the industry is based primarily on the ability to provide products that meet the needs of the customer and render technical services and laboratory assistance to customers and, to a lesser extent, on price.

  Major Customers and Markets

   During 2002, Quaker's five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 18% of its consolidated net sales with the largest of these customers accounting for approximately 7% of consolidated net sales. A significant portion of Quaker's revenues are realized from the sale of process fluids to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers. Furthermore, steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. Accordingly, the loss or closure of a steel mill of a significant customer can have a material adverse effect on Quaker's business.

  Raw Materials

   Quaker uses over 500 raw materials, including mineral oils, fats and fat derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of organic and inorganic compounds. In 2002, only one raw material (mineral oil) accounted for as much as 10% of the total cost of Quaker's raw material purchases. The price of mineral oil is directly affected by the price of crude oil. Accordingly, significant fluctuations in the price of crude oil can have a material effect upon the Company's business. Many of the raw materials used by Quaker are "commodity" chemicals, and, therefore, Quaker's earnings can be affected by market changes in raw material prices. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business. Reference is made to disclosure contained in Item 7A of this Report.

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

  Research and Development--Laboratories

   Quaker's research and development laboratories are directed primarily toward applied research and development since the nature of Quaker's business requires continuing modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Research and development costs are expensed as incurred. Research and development expenses during 2002, 2001, and 2000 were $9.1 million, $8.9 million, and $8.5 million, respectively.

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

  Regulatory Matters

   In order to facilitate compliance with applicable Federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent environmental experts, as well as ongoing inspections by on-site personnel. Such inspections are addressed to operational matters, record keeping, reporting requirements, and capital improvements. In 2002, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $0.5 million compared to $1.3 million and $2.8 million in 2001 and 2000, respectively. In 2003, the Company expects to incur approximately $1.4 million for capital expenditures directed primarily to regulatory compliance.

  Number of Employees

   On December 31, 2002, Quaker's consolidated companies had 1,038 full-time employees of whom 462 were employed by the parent company and its U.S. subsidiaries and 576 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 144 people on December 31, 2002.

  Product Classification

   The Company's reportable segments are as follows:

      (1) Metalworking process chemicals--products used as lubricants for various heavy industrial and manufacturing applications.

      (2) Coatings--temporary and permanent coatings for metal and concrete products and chemical milling maskants.

      (3) Other chemical products--primarily chemicals used in the manufacturing of paper in 2000 (pulp and paper division sold May 2000) as well as other various chemical products.

  Non-U.S. Activities

   Since significant revenues and earnings are generated by non-U.S. operations, Quaker's financial results are affected by currency fluctuations, particularly between the U.S. dollar, the E.U. euro, the Brazilian real, and other foreign currencies, and the impact of those currency fluctuations on the underlying economies. Reference is made to disclosure contained in Item 7A of this Report and in Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

  Quaker Chemical Corporation on the Internet

   Financial results, news and other information about Quaker Chemical Corporation can be accessed from the Company's Web site at http://www.quakerchem.com. This site includes important information on products and services, financial reports, news releases, and career opportunities. The Company's periodic and current reports, including exhibits and supplemental schedules filed therewith, and amendments to those reports, filed with the Securities and Exchange Commission ("SEC") are available on this Web site, free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the SEC.

  Factors that May Affect Our Future Results

   (Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

   Certain information included in this Report and other materials filed or to be filed by Quaker with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

  .   statements relating to our business strategy;

  .   our current and future results and plans; and

  . statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions.

   Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, oral or written forward-looking statements are also included in Quaker's periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

   Any or all of the forward-looking statements in this report, in Quaker's Annual Report to Shareholders for 2002 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in Quaker's subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The risks and uncertainties that could impact the Company's future operations and results include, but are not limited to, further downturns in our customers' businesses, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, the current conflict in Iraq, and future security alerts and terrorist attacks such as those that occurred on September 11, 2001. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 2.  Properties.

   Quaker's corporate headquarters and a laboratory facility are located in Conshohocken, Pennsylvania. Quaker's other principal facilities are located in Detroit, Michigan; Middletown, Ohio; Placentia, California; Uithoorn, The Netherlands; Santa Perpetua de Mogoda, Spain; Rio de Janeiro, Brazil; and Wuxi, China. With the exception of the Conshohocken site, which is owned by a real estate joint venture of which Quaker is a 50% partner (the "Venture"), and the Placentia site, which is leased, all of these principal facilities are owned by Quaker and as of December 31, 2002 were mortgage free. Quaker also leases sales, laboratory, manufacturing and warehouse facilities in other locations.

   In January 2001, the Company contributed its Conshohocken, Pennsylvania, property and buildings (the "Site") to a real estate joint venture (the "Venture") in exchange for a 50% ownership in the Venture. The Venture did not assume any debt or other obligations of the Company. The Venture renovated certain of the existing buildings at the Site, as well as built new office space (the "Project"). In December 2000, the Company entered into an agreement with the Venture to lease approximately 38% of the Site's available office space for a 15-year period commencing February 2002, with multiple renewal options. The Company believes the terms of this lease are no less favorable than the terms it would have obtained from an unaffiliated third party. As of December 31, 2002, approximately 87% of the Site's office space was under lease and the Site (including improvements thereon) was subject to encumberances securing indebtedness of the Venture in the amount of $27.3 million.

   During the fourth quarter of 2002, the Company completed the sale of its Woodchester, England manufacturing facility. As of December 31, 2001, Quaker closed this facility and transferred production to its facilities in Uithoorn, The Netherlands and Santa Perpetua de Mogoda, Spain. The administrative, warehousing, and laboratory activities previously conducted at the Woodchester site were transferred to a sales distribution office located in Stonehouse, England.

   In addition, Quaker's Villeneuve, France site is currently for sale. Quaker ceased manufacturing operations at its facility in Villeneuve, France, effective March 31, 2002. Production was consolidated into its facilities in Uithoorn, The Netherlands and Santa Perpetua de Mogoda, Spain. Sales, warehousing, and laboratory activities will continue at the Villeneuve site pending its sale.

   Quaker's aforementioned principal facilities (excluding Conshohocken) consist of various manufacturing, administrative, warehouse, and laboratory buildings. Substantially all of the buildings (including Conshohocken) are of fire-resistant construction and are equipped with sprinkler systems. All facilities are primarily of masonry and/or steel construction and are adequate and suitable for Quaker's present operations. The Company has a program to identify needed capital improvements which is implemented as management considers necessary or desirable. Most locations have various numbers of raw material storage tanks ranging from 7 to 66 each with a capacity ranging from 1,000 to 82,000 gallons and processing or manufacturing vessels ranging in capacity from 15 to 16,000 gallons.

   Each of Quaker's 50% or less owned non-U.S. associated companies owns or leases a plant and/or sales facilities in various locations.

Item 3.  Legal Proceedings.

   The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters including environmental matters. Incorporated herein by this reference is the information concerning pending asbestos-related litigation against an inactive subsidiary and amounts accrued associated with certain environmental investigatory and noncapital remediation costs in Note 14 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report. The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company's results of operations, cash flow, or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the last quarter of the period covered by this Report.

Item 4(a).  Executive Officers of the Registrant.

   Set forth below are the executive officers of the Company. Each of the executive officers were elected to a one-year term.

Name, Age, and Present                    Business Experience During Past Five
Position with the Company                 Years and Period Served as an Officer
-------------------------                 -------------------------------------
Ronald J. Naples, 57..................... Mr. Naples was elected Chairman of the Board in May 1997 and
  Chairman of the Board and               Chief Executive Officer in October 1995. He also served as
  Chief Executive Officer, and Director   President of the Company from October 1995 until March 1998.
                                          Mr. Naples has been a Director of the Company since 1988.

Joseph W. Bauer, 60...................... Mr. Bauer was elected President and Chief Operating Officer of
 President and Chief Operating Officer    the Company in March 1998. Previously, Mr. Bauer was
                                          employed by M. A. Hanna and was President of M. A. Hanna
                                          Color Division from 1996 to 1998.

Name, Age, and Present                      Business Experience During Past Five
Position with the Company                   Years and Period Served as an Officer
-------------------------                   -------------------------------------
Michael F. Barry, 44....................... Mr. Barry was elected Vice President, Chief Financial Officer and
  Vice President, Chief Financial Officer   Treasurer of the Company in November 1998. Previously, Mr.
  and Treasurer                             Barry was employed by Lyondell (formerly ARCO Chemical)
                                            where he held the position of Business Director for its Urethanes business throughout the Americas from 1997 to 1998.

D. Jeffry Benoliel, 44..................... Mr. Benoliel was elected Vice President and General Counsel in
  Vice President, Secretary and             January 2001. He was elected an officer of the Company in May
  General Counsel                           1998, at which time he assumed the office of Corporate Secretary in addition to being Director, Corporate Legal Affairs, a position he held since May 1996. Mr. Benoliel is the son of Peter A.
                                            Benoliel, a Director of the Company.

Jose Luiz Bregolato, 57.................... Mr. Bregolato was elected to his current position in 1993.
  Vice President and Managing
  Director--South America

Ian F. Clark, 58........................... Mr. Clark was elected an officer of the Company in March 1999.
  Vice President and Global Industry        He assumed his current position in January 2001. Previously, he
  Leader--Metalworking/                     was Vice President and Global Industry Leader--Steel/Fluid
  Chemical Management Services              Power from March 1999 to December 2000. Prior to joining the
                                            Company, he was employed by Ciba Specialty Chemicals
                                            Corporation where he was Vice President-Sales and Marketing,
                                            U.S. Pigments Division from 1990 to 1998 and, in addition, was
                                            General Manager for one of its global pigment segments from
                                            1996 to 1998.

James A. Geier, 47......................... Mr. Geier was elected to his current position in November 1997.
  Vice President--Human Resources

Mark Harris, 48............................ Mr. Harris was elected to his current position in January 2001.
  Vice President and Global Industry        From 1996 until he assumed his current position, Mr. Harris was
  Leader--Steel/Fluid Power                 Regional Industry Manager for the Company's Steel/Fluid Power
                                            business in Europe, the Middle East, and Africa.

Daniel S. Ma, 62........................... Mr. Ma was elected to his current position in 1993.
  Vice President and Managing
  Director--Asia/Pacific

Wilbert Platzer, 41........................ Mr. Platzer was elected to his current position in January 2001.
  Vice President--Worldwide                 From March 1996 to June 1999, he was Managing Director of
  Operations                                Quaker Chemical B.V., the Company's Dutch affiliate, and, from
                                            July 1999 until he assumed his current position, he was Director of Operations--Europe.

Irving H. Tyler, 44........................ Mr. Tyler was elected Vice President--Information Services and
  Vice President--Information Services      Chief Information Officer of the Company in January 2001.
  and Chief Information Officer             Previously, he was the Company's Director of Information
                                            Services and Chief Information Officer from July 1999 to January
                                            2001, European Controller from August 1997 to July 1999.

Mark A. Featherstone, 41................... Mr. Featherstone joined the Company in May 2001 as Global
  Global Controller                         Controller. Previously, he was Senior Vice President-Finance and
                                            Controller at Internet Partnership Group from April 2000 to
                                            March 2001, and Director of Financial Policies and Projects at
                                            Coty Inc. from May 1996 to March 2000.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's common stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol KWR. The following table sets forth, for the calendar quarters during the past two years, the range of high and low sales prices for the common stock as reported by the NYSE (amounts rounded to the nearest penny), and the quarterly dividends declared as indicated:

                                Range of Quotations
                            --------------------------- Dividends
                                2002          2001       Declared
                            ------------- ------------- ----------
                             High   Low    High   Low   2002 2001
                            ------ ------ ------ ------ ---- -----
             First quarter. $25.50 $19.84 $19.00 $16.12 $.21 $.205
             Second quarter  24.90  20.51  20.99  17.17  .21  .205
             Third quarter.  25.00  18.32  21.75  16.96  .21  .205
             Fourth quarter  23.68  18.22  22.30  18.00  .21  .205

   As of January 17, 2003 there were 872 shareholders of record of the Company's common stock, its only outstanding class of equity securities.

   Reference is made to the "Equity Compensation Plan Information" incorporated by reference in Item 12 of this Report, which is incorporated herein by this reference.

Item 6.  Selected Financial Data.

   The following table sets forth selected financial information for the
Company:

                                                      2002   2001/(1)/ 2000/(2)/ 1999/(3)/ 1998/(4)/
                                                    -------- --------  --------  --------  --------
                                                    (Dollars in thousands except per share amounts)
Summary of Operations:
   Net sales....................................... $274,521 $251,074  $267,570  $265,671  $264,453
   Income before taxes, equity income and minority
     interest......................................   24,318   14,430    26,486    27,151    16,797
   Net income......................................   14,297    7,665    17,163    15,651    10,650
   Per share:
       Net income-basic............................ $   1.56 $    .85  $   1.94  $   1.76  $   1.21
       Net income-diluted..........................     1.51      .84      1.93      1.74      1.20
       Dividends...................................      .84      .82       .80       .77       .74

Financial Position:
   Working capital................................. $ 37,529 $ 47,424  $ 52,981  $ 51,584  $ 45,636
   Total assets....................................  213,858  179,666   188,239   182,213   191,403
   Long-term debt..................................   16,590   19,380    22,295    25,122    25,344
   Shareholders' equity............................   88,055   80,899    84,907    81,199    83,735

--------
(1) The results of operations for 2001 include restructuring charges of $4,039 after-tax; an additional provision for doubtful accounts related to the poor financial condition of certain customers of $1,380 after-tax; an environmental charge of $345 after-tax; and organizational structure charges of $184 after-tax.
(2) The results of operations for 2000 include an additional provision for doubtful accounts related to the poor financial condition of certain customers of $1,154 after-tax; a net gain on exit of businesses of $1,016 after-tax; and an environmental charge of $1,035 after-tax.
(3) The results of operations for 1999 include a net restructuring credit of $188 after-tax.
(4) The results of operations for 1998 include net restructuring and integration charges of $2,882 after-tax and minority interest.

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

   Quaker believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:

      1. Accounts receivable and inventory reserves and exposures--Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. Further, a significant portion of Quaker's revenues is derived from sales to customers in the U.S. steel industry, where a number of bankruptcies occurred during recent years. In 2000, 2001, and early 2002, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. These matters may increase the Company's exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.

      2. Environmental and litigation reserves--Accruals for environmental and litigation matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. Environmental costs and remediation costs are capitalized if the costs extend the life, increase the capacity or improve the safety or efficiency of the property from the date acquired or constructed, and/or mitigate or prevent contamination in the future. Estimates for accruals for environmental matters are based on a variety of potential technical solutions, governmental regulations and other factors, and are subject to a large range of potential costs for remediation and other actions. A considerable amount of judgment is required in determining the most likely estimate within the range, and the factors determining this judgment may vary over time. Similarly, reserves for litigation and similar matters are based on a range of potential outcomes and require considerable judgment in determining the most probable outcome. If no amount within the range is considered more probable than any other amount, the Company accrues the lowest amount in the range in accordance with generally accepted accounting principles. An inactive subsidiary of the Company is involved in asbestos litigation. If the Company ever concluded that it was probable it would be liable for any of the obligations of such subsidiary, then it would record the associated liabilities if they can be reasonably estimated. The Company will reassess this situation periodically in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." See Note 14 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

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

      4. Tax exposures and valuation allowances--Quaker records expenses and liabilities for taxes based on estimates of amounts that will be ultimately determined to be deductible in tax returns filed in various jurisdictions. The filed tax returns are subject to audit, often several years subsequent to the date of the financial statements. Disputes or disagreements may arise during audits over the timing or validity of certain items or deductions, which may not be resolved for extended periods of time. Quaker establishes reserves for potential tax audit and other exposures as transactions occur and reviews these reserves on a regular basis; however, actual exposures and audit adjustments may vary from these estimates. Quaker also records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Quaker has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Quaker were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Quaker determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries since it is the Company's intention to continue to reinvest these earnings in those subsidiaries for working capital and expansion needs. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of tax credits.

      5. Restructuring liabilities--Restructuring charges may consist of charges for employee severance, rationalization of manufacturing facilities and other items. Quaker has recorded restructuring and other exit costs, including involuntary termination of certain employees, in accordance with the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Certain of these items, particularly those involving impairment charges for assets to be sold or closed, require significant estimates and assumptions in terms of estimated sale proceeds, date of sale, transaction costs and other matters, and these estimates can change based on market conditions and other factors. In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullified EITF Issue No. 94-3. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.

      6. Goodwill and other intangible assets--Goodwill and other intangible assets are evaluated in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Intangible assets, which do not have indefinite lives, are recorded at fair value and amortized over a straight-line basis based on third party valuations of the assets. Goodwill and intangible assets, which have indefinite lives, are no longer amortized and required to be assessed at least annually for impairment. The Company compares the assets' fair value to its carrying value primarily based on future discounted cash flows in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management's estimates due to changes in business conditions, operating performance, and economic conditions. The Company completed its annual impairment assessment as of the end of the third quarter 2002 and no impairment charge was warranted.

      7. Postretirement benefits--The Company provides certain pension and other postretirement benefits to employees and retirees. Independent actuaries, in accordance with accounting principles generally accepted in the U.S., perform the required valuations to determine benefit expense and, if necessary, non-cash charges to equity for additional minimum pension liabilities. Critical assumptions used in the actuarial valuation include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return on assets. If different assumptions were used, additional pension expense or charges to equity may be required. For 2002, the Company incurred such a non-cash charge to equity of $4.3 million. The Company's pension plan year-end is November 30, which serves as the measurement date. As a result, the Company used a weighted average discount rate of 6.875%. Had the Company decreased its weighted average discount rate to 6.75%, the additional minimum pension liability would have increased approximately $0.6 million and pension expense would not have materially changed for 2002. Commencing in 2003, the Company lowered its long-term rate of return on plan assets from 9.25% to 8.75%.

  Recently Issued Accounting Standards

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management has assessed the impact of the new standard and determined there is no material impact to the financial statements.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13 and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board ("APB") Opinion No. 30. The statement also amended SFAS No. 13 for certain sales-leaseback and sublease accounting. The Company adopted this standard on January 1, 2003. Management has assessed the impact of the new standard and determined there is no material impact to the financial statements.

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullified EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This standard amends the transition and disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 148, the Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The Company currently does not intend to transition to the use of a fair value method for accounting for stock-based compensation. See also Note 1 to Notes to the Consolidated Financial Statements.

   In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34". FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements issued after December 15, 2002. The provisions for initial recognition and measurements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Management has assessed the impact of the new standard and determined there to be no material impact to the financial statements.

   In January 2003, the FASB issued FIN No. 46, "Consolidation of Certain Variable Interest Entities" (VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN No. 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities, and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. FIN No. 46 is effective for interim periods beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently in the process of reviewing the provisions of FIN No. 46, particularly in relation to the Company's real estate joint venture to determine if the joint venture must be consolidated effective July 1, 2003. However, all disclosures required by FIN 46 are included in the accompanying Note 3 to Notes to the Consolidated Financial Statements. FIN 46 is effective immediately for any variable interests acquired subsequent to January 31, 2003. The Company has not acquired any variable interests subsequent to January 31, 2003.

  Liquidity and Capital Resources

   Quaker's cash and cash equivalents decreased to $13.9 million at December 31, 2002 from $20.5 million at December 31, 2001. The decrease resulted primarily from $24.4 million provided by operating activities, offset by $30.3 million and $1.3 million used in investing and financing activities, respectively. Quaker has also reduced working capital levels from $47.4 million to $37.5 million as of December 31, 2001 and 2002 respectively. As part of the Company's chemical management services' growth strategy, the Company has a number of proposals outstanding. If the Company is successful in the bid process, this could have a material impact to the Company's working capital requirements.

   Net cash flow provided by operating activities amounted to $24.4 million in 2002 compared with $22.6 million in 2001. The increase primarily resulted from an increase in net income and pension liabilities over 2001 offset by increased severance payments in 2002.

   Net cash used in investing activities increased to $30.3 million in 2002 from $8.0 million in 2001. This increase is primarily related to $21.3 million cash paid for the Company's 2002 acquisitions. Dividends from associated companies was lower in 2002 as a result of lower net income from our Japanese joint venture. Proceeds from disposition of assets was significantly higher in 2002 reflective of the sale of our U.K. manufacturing facility which was completed in the fourth quarter of 2002. Cash used for capital expenditures was $2.8 million higher in 2002 as compared to 2001.

   Expenditures for property, plant, and equipment were $10.8 million in 2002 compared to $8.0 million in 2001. Capital expenditures in 2002, primarily included upgrades of manufacturing capabilities at various locations, with $0.5 million related to environmental and regulatory compliance in 2002 versus $1.3 million in 2001, approximately $4.5 million in 2002 for the Company's global transaction system, as well as $2.4 million in 2002 related to the Company's new corporate offices. The Company expects these initiatives to continue in 2003 with the Company's capital expenditures projected to be approximately $15 million in 2003.

   In January 2001, the Company contributed its Conshohocken, Pennsylvania, property and buildings (the "Site") to a real estate joint venture (the "Venture") in exchange for a 50% ownership in the Venture. The Venture did not assume any debt or other obligations of the Company. The Venture credited the Company's capital account with the estimated fair value of the Site, which amount was in excess of the book value of the contribution. The Company recorded its investment in the Venture at book value, which totaled $4.7 million. At December 31, 2002, the Company's investment balance was approximately $4.0 million.

   The Venture renovated certain of the existing buildings at the Site, as well as built new office space (the "Project"). In December 2000, the Company entered into an agreement with the Venture to lease approximately 38% of the Site's available office space for a 15-year period commencing February 2002, with multiple renewal options. The Company believes the terms of this lease are no less favorable than the terms it would have obtained from an unaffiliated third party. As of December 31, 2002, approximately 87% of the Site's office space was under lease.

   The Venture funded the Project with a $21.0 million construction loan (the "Venture"), of which approximately $11.8 million was outstanding as of December 31, 2001. The Venture Loan was secured in part by a mortgage on the Site and certain guarantees executed by certain Venture partners other than the Company. In December 2002, $27.3 million of permanent financing, at a 5.95% interest rate secured by the Site (including the related improvements), was obtained (the "Financing"), which was used to pay off the Venture Loan in 2002. In March 2003, the Company received approximately $1.8 million of proceeds as a priority return, and expects to receive an estimated additional $2.2 million during 2003. After receiving the aforementioned priority distributions and if cash flows permit, the Company will be eligible to receive additional priority distributions of up to $2.3 million from the Venture.

   In connection with the Financing, the guarantees from the Venture partners with respect to the Venture Loan expired. The Company has not guaranteed, nor is it obligated to pay any principal, interest or penalties on the Venture Loan or the Financing, even in the event of default by the Venture. At December 31, 2002, the Venture had property with a net book value of $27.8 million, total assets of $35.6 million, and total liabilities of $27.5 million, including $27.3 million due under the Financing.

   Net cash flows used in financing activities were $1.3 million in 2002 compared with $9.6 million in 2001. The net change was primarily due to a net increase in short-term borrowings of $9.0 million incurred primarily to finance the Company's 2002 acquisitions. In addition, 2002 includes repayments of long-term debt of $2.9 million which was offset by $3.0 million of proceeds primarily related to shares issued upon exercise of stock options.

   In April 2002, the Company entered into a $20.0 million committed revolving credit facility with a bank, which expires in April 2003. In March 2003, the Company reached agreement with this bank to extend the term of this facility by an additional year, with the available credit to be reduced to $15.0 million. At the Company's option, the interest rate for borrowings under this facility may be based on the lender's cost of funds plus a margin, LIBOR plus a margin, or on the lender's prime rate. There were no outstanding borrowings under this facility as of December 31, 2002. Further, in April 2002, the Company entered into a $10.0 million uncommitted demand credit facility. A total of $8.9 million in borrowings under this facility was outstanding as of December 31, 2002 at an average borrowing rate of approximately 2.4%. The provisions of the agreements require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2002. Under its most restrictive covenants the Company can borrow an additional $69.0 million as of December 31, 2002.

   The Company believes that in 2003, it is capable of funding its operating requirements including pension plan contributions, payments of dividends to shareholders, possible acquisition opportunities, and possible resolution of contingencies, through internally generated funds supplemented with debt as needed. In addition, in 2003, the Company expects to meet its cash contribution minimum to its defined benefit plans of approximately $1.5 million.

   The following table summarizes the Company's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

                                      Payments due by period (Dollars in thousands)
                                   ----------------------------------------------------
                                                                               2008 and
     Contractual Obligations        Total   2003    2004   2005   2006   2007   beyond
     -----------------------       ------- ------- ------ ------ ------ ------ --------
Long-term debt.................... $19,447 $ 2,857 $2,857 $2,857 $2,857 $2,857 $ 5,162
Short-term debt...................   9,348   9,348     --     --     --     --      --
Non-cancelable operating leases...  27,639   4,327  3,657  2,802  2,450  2,350  12,053
                                   ------- ------- ------ ------ ------ ------ -------
Total contractual cash obligations $56,434 $16,532 $6,514 $5,659 $5,307 $5,207 $17,215
                                   ======= ======= ====== ====== ====== ====== =======

  Operations

   Comparison of 2002 with 2001

   Consolidated net sales increased to $274.5 million in 2002 from $251.1 million in 2001. The 9% increase was the net result of a 6% increase in volume and a 5% improvement in price/mix, offset by a 2% negative impact from foreign currency translation. The 6% increase in volume was primarily due to the inclusion of revenues from the acquisitions of United Lubricants Corporation and Epmar Corporation, as well as the purchase of a controlling interest in the Company's South African joint venture, which was included in the Company's consolidated results effective July 1, 2002. At constant exchange rates and excluding revenue from acquisitions, consolidated net sales increased 3%.

   Gross profit as a percentage of sales was 40.6% in 2002 compared with 40.2% in 2001. This increase in gross margin percentage was attributable to higher volumes, and lower raw material prices with some product mix changes. While raw material price decreases and product mix changes have resulted in improved margins to date, the Company expects the 2003 gross margin to be relatively flat or slightly down. The Company is beginning to see upward pressure on raw material prices particularly in the first half of 2003. This pressure is expected to be somewhat offset by mix improvement and continued cost savings initiatives. However, the duration of higher crude oil prices currently being experienced may negatively impact raw material pricing for a longer period of time.

   Selling, general, and administrative costs (SG&A) as reported for 2002 were $87.6 million compared to $80.5 million in 2001. Upon the January 1, 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill. SG&A for 2001 included $1.0 million of goodwill amortization. Other significant costs in 2001 included: $2.0 million of additional provisions for doubtful accounts primarily attributable to U.S. steel customers that filed for bankruptcy protection under Chapter 11 and $0.3 million of organizational structure costs. The overall increase in 2002 SG&A was primarily related to the Company's current year acquisitions, which added approximately $4.9 million of expense, as well as higher administrative costs such as insurance, pension, incentive compensation, and expenses related to the Company's new global transaction system. In 2003, the Company expects higher costs for pension and insurance as well as for our global transaction system.

   Operating income as reported was $24.0 million in 2002 compared to $14.2 million in 2001. In addition to the significant costs noted in 2001 SG&A, operating income for 2001 also included a restructuring charge of $5.9 million as well as an additional environmental provision of $0.5 million. The restructuring charge of $5.9 million related to plans to close and sell our manufacturing facilities in the U.K. and France, reduce administrative functions, as well as costs related to abandoned acquisitions. The overall increase in operating income in 2002 was primarily attributable to the 2001 significant costs noted above, as well as higher gross margin from the noted volume increases.

   The Company's effective tax rate was 32% in 2002 versus 31% in 2001. The effective tax rate is dependent on many internal and external factors and is assessed by the Company on a regular basis. Currently the Company anticipates its effective tax rate for 2003 will be 33%. The Company had previously been assessed additional taxes based on an audit of certain subsidiaries for prior years, which has been resolved with no material impact to the Company's consolidated financial statements.

   Equity in net income of associated companies for 2002 was approximately $0.3 million lower than 2001. This decrease was primarily attributable to the July 2002 purchase of a controlling interest in the Company's South African joint venture, as well as losses from the start-up of the Company's real estate joint venture.

   Minority interest in net income of subsidiaries for 2002 was approximately $0.4 million lower than 2001. This decrease was substantially the result of lower U.S. dollar net income from the Company's joint venture in Brazil partially offset by an improved performance of the Company's China joint venture and the purchase of a controlling interest in our South African joint venture.

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

   SG&A costs as reported for 2001 were $80.5 million compared to $86.9 million in 2000. Both 2001 and 2000 SG&A included certain significant costs. These costs included additional provisions for doubtful accounts primarily attributable to U.S. steel customers that filed for bankruptcy protection under Chapter 11 of $2.0 million and $1.7 million in 2001 and 2000, respectively. SG&A for 2001 also included $0.3 million of organizational structure costs. The overall decline in SG&A is primarily due to continued cost containment efforts as well as foreign exchange impacts.

   Operating income as reported was $14.2 million in 2001 compared to $25.1 million reported in 2000. In addition to the significant costs noted in SG&A, operating income for 2001 also included the following significant costs: a restructuring charge of $5.9 million, as well as an additional environmental provision of $0.5 million. The restructuring charge of $5.9 million, related to plans to close and sell our manufacturing facilities in the U.K. and France, reduce administrative functions, as well as costs related to abandoned acquisitions. Operating income for 2000 also included a gain of $1.5 million relating to the sale of our U.S. pulp and paper business offset by an additional environmental provision of $1.5 million. The overall decline in operating income was the result of the aforementioned significant costs as well as lower gross profit margin related to the overall sales decline in 2001.

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

  Restructuring and Related Activities

   In 2001, Quaker's management approved restructuring plans to realign the organization and reduce operating costs. Quaker's restructuring plans include the decision to close and sell manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges are provisions for severance of 53 employees.

   Restructuring and related charges of $5.854 million were recognized in 2001. The charge comprised of $2.644 million related to employee separations, $2.613 million related to facility rationalization charges, and $0.597 million related to abandoned acquisitions. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. As of December 31, 2002, Quaker had completed 50 of the planned 53 employee separations under the 2001 plan. During the fourth quarter of 2002, the Company completed the sale of its U.K. manufacturing facility. Quaker closed this facility at the end of 2001. Quaker expects to substantially complete the initiatives contemplated under the restructuring plans, including the sale of its manufacturing facility in France, by the end of 2003. Accrued restructuring balances, included in other current liabilities, as of December 31, 2002 are as follows:

                            (Dollars in thousands)
    -----------------------------------------------------------------------
                               Balance              Currency     Balance
                             December 31,          Translation December 31,
                                 2001     Payments  and Other      2002
                             ------------ -------- ----------- ------------
    Employee separations....    $2,534    $(1,374)    $114        $1,274
    Facility rationalization     1,439       (752)     182           869
                                ------    -------     ----        ------
       Total................    $3,973    $(2,126)    $296        $2,143
                                ======    =======     ====        ======

  Environmental Clean-up Activities

   The Company is involved in environmental clean-up activities in connection with an existing plant location. During the second quarter of 2000, it was discovered during an internal environmental audit that AC Products, Inc. (ACP), a wholly owned subsidiary, had failed to properly report its air emissions. In response, an internal investigation of all environmental, health, and safety matters at ACP was conducted. ACP voluntarily disclosed these matters to regulators and took steps to correct all environmental, health, and safety issues discovered. In addition, ACP is involved in certain soil and groundwater remediation activities identified in prior years. In connection with these activities, the Company recorded pre-tax charges totaling $0.5 million and $1.5 million in 2001 and 2000, respectively. The Company believes that the remaining potential-known liabilities associated with these matters range from approximately $1.2 million to $1.9 million, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses, fines, penalties, and damages will not be incurred in excess of the amount reserved. See Note 14 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

  General

   The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 55% to 56% of the consolidated net annual sales (see Note 11 of Notes to Consolidated Financial Statements).

  Factors that May Affect Our Future Results

   (Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

   Certain information included in this Report and other materials filed or to be filed by Quaker with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

  .   statements relating to our business strategy;

  .   our current and future results and plans; and

  . statements that include the words "may," "could," "should," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan" or similar expressions.

   Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, oral or written forward-looking statements are also included in Quaker's periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

   Any or all of the forward-looking statements in this report, in Quaker's Annual Report to Shareholders for 2002 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in Quaker's subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The risks and uncertainties that could impact the Company's future operations and results include, but are not limited to, further downturns in our customers' businesses, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, the current conflict in Iraq, and future security alerts and terrorist attacks such as those that occurred on September 11, 2001. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   Quaker is exposed to the impact of interest rates, foreign currency fluctuations, changes in commodity prices, and credit risk.

   Interest Rate Risk. Quaker's exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker's long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker's short-term borrowings. As of December 31, 2002, Quaker had $9.3 million in short-term borrowings.

   Foreign Exchange Risk. A significant portion of Quaker's revenues and earnings is generated by its foreign operations. These foreign operations also hold a significant portion of Quaker's assets and liabilities. All such operations use the local currency as their functional currency. Accordingly, Quaker's financial results are affected by risks typical of global business such as currency fluctuations, particularly between the U.S. dollar, the Brazilian real, and the E.U. euro. As exchange rates vary, Quaker's results can be materially affected.

   In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was immaterial.

   Quaker was not in 2002 and is not currently a party to any derivative financial instruments. Therefore, adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on Quaker's operating results or financial position as of December 31, 2002.

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

   Credit Risk. Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. A significant portion of Quaker's revenues is derived from sales to customers in the U.S. steel industry, where a number of bankruptcies occurred during recent years. In 2000, 2001, and early 2002, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company's exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.

Item 8.  Financial Statements and Supplementary Data.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Page
                                                               ----
            Financial Statements:
               Report of Independent Accountants..............  18
               Consolidated Statement of Income...............  19
               Consolidated Balance Sheet.....................  20
               Consolidated Statement of Cash Flows...........  21
               Consolidated Statement of Shareholders' Equity.  22
               Notes to Consolidated Financial Statements.....  23

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Quaker Chemical Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 17 and listed in the index appearing under Item 15(a)(1) on page 44, present fairly, in all material respects, the financial position of Quaker Chemical Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 18, 2003

                          QUAKER CHEMICAL CORPORATION

                       CONSOLIDATED STATEMENT OF INCOME

                                                            Year Ended December 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------  --------  --------
                                                         (Dollars in thousands except
                                                              per share amounts)
Net sales............................................... $274,521  $251,074  $267,570
                                                         --------  --------  --------
Costs and expenses:
   Cost of goods sold...................................  162,944   150,045   155,530
   Selling, general, and administrative expenses........   87,604    80,484    86,865
Net gain on exit of businesses..........................       --        --    (1,473)
Environmental charge....................................       --       500     1,500
Restructuring charges...................................       --     5,854        --
                                                         --------  --------  --------
                                                          250,548   236,883   242,422
                                                         --------  --------  --------
Operating income........................................   23,973    14,191    25,148
Other income, net.......................................    1,135     1,089     2,434
Interest expense........................................   (1,774)   (1,880)   (2,030)
Interest income.........................................      984     1,030       934
                                                         --------  --------  --------
Income before taxes, equity income and minority interest   24,318    14,430    26,486
Taxes on income.........................................    7,782     4,473     8,211
                                                         --------  --------  --------
                                                           16,536     9,957    18,275
Equity in net income of associated companies............      295       613     1,424
Minority interest in net income of subsidiaries.........   (2,534)   (2,905)   (2,536)
                                                         --------  --------  --------
Net income.............................................. $ 14,297  $  7,665  $ 17,163
                                                         ========  ========  ========
Per share data:
   Net income--basic.................................... $   1.56  $    .85  $   1.94
   Net income--diluted.................................. $   1.51  $    .84  $   1.93
   Dividends............................................ $    .84  $    .82  $    .80
Weighted average shares outstanding:
   Basic................................................    9,172     9,054     8,831
   Diluted..............................................    9,474     9,114     8,896

                See notes to consolidated financial statements.

                          QUAKER CHEMICAL CORPORATION

                          CONSOLIDATED BALANCE SHEET

                                                                                   December 31,
                                                                                --------------------
                                                                                  2002       2001
                                                                                --------   --------
                                                                                (Dollars in thousands
                                                                                 except per share
                                                                                     amounts)
ASSETS
Current assets
   Cash and cash equivalents................................................... $ 13,857   $ 20,549
   Accounts receivable, net....................................................   53,353     44,787
   Inventories, net............................................................   23,636     18,785
   Deferred income taxes.......................................................    5,874      4,031
   Prepaid expenses and other current assets...................................    6,953      4,778
                                                                                --------   --------
       Total current assets....................................................  103,673     92,930
Property, plant, and equipment, net............................................   48,512     38,244
Goodwill.......................................................................   21,927     14,960
Other intangible assets, net...................................................    5,852      1,442
Investments in associated companies............................................    9,060      9,839
Deferred income taxes..........................................................   10,609      9,085
Other assets...................................................................   14,225     13,166
                                                                                --------   --------
       Total assets............................................................ $213,858   $179,666
                                                                                ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings and current portion of long-term debt................. $ 12,205   $  2,858
   Accounts payable............................................................   27,461     18,323
   Dividends payable...........................................................    1,962      1,873
   Accrued compensation........................................................   10,254      8,109
   Other current liabilities...................................................   14,262     14,343
                                                                                --------   --------
       Total current liabilities...............................................   66,144     45,506
Long-term debt.................................................................   16,590     19,380
Deferred income taxes..........................................................    1,518      1,233
Accrued pension and postretirement benefits....................................   28,723     19,239
Other non-current liabilities..................................................    5,166      4,973
                                                                                --------   --------
       Total liabilities.......................................................  118,141     90,331
                                                                                --------   --------
Minority interest in equity of subsidiaries....................................    7,662      8,436
                                                                                --------   --------
Commitments and contingencies..................................................       --         --
Shareholders' equity
   Common stock, $1 par value; authorized 30,000,000 shares; issued (including
     treasury shares) 9,664,009 shares.........................................    9,664      9,664
   Capital in excess of par value..............................................      626        357
   Retained earnings...........................................................  110,448    103,953
   Unearned compensation.......................................................   (1,245)    (1,597)
   Accumulated other comprehensive loss........................................  (27,078)   (24,075)
                                                                                --------   --------
                                                                                  92,415     88,302
   Treasury stock, shares held at cost; 2002-342,109, 2001-526,865.............   (4,360)    (7,403)
                                                                                --------   --------
       Total shareholders' equity..............................................   88,055     80,899
                                                                                --------   --------
          Total liabilities and shareholders' equity........................... $213,858   $179,666
                                                                                ========   ========

                See notes to consolidated financial statements.

                          QUAKER CHEMICAL CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    Year Ended December 31,
                                                                                                  --------------------------
                                                                                                    2002      2001     2000
                                                                                                  --------  -------  -------
                                                                                                    (Dollars in thousands)
Cash flows from operating activities
    Net income................................................................................... $ 14,297  $ 7,665  $17,163
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation..............................................................................    5,432    4,913    5,404
       Amortization..............................................................................      805    1,467    1,408
       Equity in net income of associated companies..............................................     (295)    (613)  (1,424)
       Minority interest in earnings of subsidiaries.............................................    2,534    2,905    2,536
       Deferred income taxes.....................................................................      328     (627)  (1,821)
       Deferred compensation and other postretirement benefits...................................       35      201    1,218
       Net gain on exit of businesses............................................................       --       --   (1,473)
       Environmental charge......................................................................       --      500    1,500
       Restructuring charge......................................................................       --    5,854       --
       Pension and other, net....................................................................    1,524     (695)     596
    Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions and divestitures:
       Accounts receivable, net..................................................................     (657)   7,573   (2,187)
       Inventories...............................................................................   (3,101)   2,762     (650)
       Prepaid expenses and other current assets.................................................     (194)      39   (1,596)
       Accounts payable and accrued liabilities..................................................    7,107   (6,603)  (1,805)
       Change in restructuring liabilities.......................................................   (2,156)  (1,123)    (328)
       Estimated taxes on income.................................................................   (1,261)  (1,614)   2,852
                                                                                                  --------  -------  -------
          Net cash provided by operating activities..............................................   24,398   22,604   21,393
                                                                                                  --------  -------  -------
Cash flows from investing activities
    Capital expenditures.........................................................................  (10,837)  (8,036)  (6,126)
    Dividends from associated companies..........................................................      515    1,208      625
    Investments in and advances to associated companies..........................................       --       95       --
    Payments related to acquisitions.............................................................  (21,285)  (1,718)  (3,500)
    Proceeds from sale of business...............................................................       --       --    5,200
    Proceeds from disposition of assets..........................................................    1,682      259    1,006
    Other, net...................................................................................     (326)     165      (11)
                                                                                                  --------  -------  -------
          Net cash used in investing activities..................................................  (30,251)  (8,027)  (2,806)
                                                                                                  --------  -------  -------
Cash flows from financing activities.............................................................
    Dividends paid...............................................................................   (7,714)  (7,410)  (6,989)
    Net increase (decrease) in short-term borrowings.............................................    9,026      (56)    (290)
    Repayment of long-term debt..................................................................   (2,853)  (2,891)     (28)
    Treasury stock issued........................................................................    2,951    2,902      810
    Treasury stock repurchased...................................................................       --       --   (1,961)
    Distributions to minority shareholders.......................................................   (2,673)  (2,335)  (1,533)
    Other, net...................................................................................       --      234       --
                                                                                                  --------  -------  -------
          Net cash used in financing activities..................................................   (1,263)  (9,556)  (9,991)
                                                                                                  --------  -------  -------
    Effect of exchange rate changes on cash......................................................      424   (1,024)    (721)
       Net (decrease) increase in cash and cash equivalents......................................   (6,692)   3,997    7,875
       Cash and cash equivalents at beginning of year............................................   20,549   16,552    8,677
                                                                                                  --------  -------  -------
       Cash and cash equivalents at end of year.................................................. $ 13,857  $20,549  $16,552
                                                                                                  ========  =======  =======
Supplemental cash flow disclosures
Cash paid during the year for:
    Income taxes................................................................................. $  7,787  $ 7,550  $ 6,935
    Interest.....................................................................................    1,897    1,876    2,020
Noncash investing activities:
    Contribution of property, plant, and equipment to real estate joint venture.................. $     --  $ 4,358  $    --

                See notes to consolidated financial statements.

                          QUAKER CHEMICAL CORPORATION

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                          Accumulated
                                       Capital in                            other
                                Common excess of  Retained    Unearned   comprehensive Treasury
                                stock  par value  earnings  compensation income (loss)  stock     Total
                                ------ ---------- --------  ------------ ------------- --------  -------
                                             (Dollars in thousands except per share amounts)
Balance at December 31, 1999... $9,664   $ 832    $ 93,655    $    --      $(11,378)   $(11,574) $81,199
                                                                                                 -------
   Net income..................     --      --      17,163         --            --          --   17,163
   Currency translation
     adjustments...............     --      --          --         --        (5,546)         --   (5,546)
   Minimum pension liability...     --      --          --         --           210          --      210
                                                                                                 -------
     Comprehensive income......     --      --          --         --            --          --   11,827
                                                                                                 -------
   Dividends ($.80 per share)..     --      --      (7,058)        --            --          --   (7,058)
   Shares acquired under
     repurchase program........     --      --          --         --            --      (1,961)  (1,961)
   Shares issued upon exercise
     of options................     --     (54)         --         --            --         613      559
   Shares issued for employee
     stock purchase plan.......     --     (32)         --         --            --         373      341
                                ------   -----    --------    -------      --------    --------  -------
Balance at December 31, 2000...  9,664     746     103,760         --       (16,714)    (12,549)  84,907
                                                                                                 -------
   Net income..................     --      --       7,665         --            --          --    7,665
   Currency translation
     adjustments...............     --      --          --         --        (5,566)         --   (5,566)
   Minimum pension liability...     --      --          --         --        (1,524)         --   (1,524)
   Unrealized (loss) on
     available-for-sale
     securities................     --      --          --         --          (271)         --     (271)
                                                                                                 -------
     Comprehensive income......     --      --          --         --            --          --      304
                                                                                                 -------
   Dividends ($.82 per share)..     --      --      (7,472)        --            --          --   (7,472)
   Shares issued upon exercise
     of options................     --    (375)         --         --            --       3,106    2,731
   Shares issued for employee
     stock purchase plan.......     --       8          --         --            --         244      252
   Restricted stock............     --     (22)         --     (1,597)           --       1,796      177
                                ------   -----    --------    -------      --------    --------  -------
Balance at December 31, 2001...  9,664     357     103,953     (1,597)      (24,075)     (7,403)  80,899
                                                                                                 -------
   Net income..................     --      --      14,297         --            --               14,297
   Currency translation
     adjustments...............     --      --          --         --         1,478          --    1,478
   Minimum pension liability...     --      --          --         --        (4,322)         --   (4,322)
   Unrealized (loss) on
     available-for-sale
     securities................     --      --          --         --          (159)         --     (159)
                                                                                                 -------
     Comprehensive income......     --      --          --         --            --          --   11,294
                                                                                                 -------
   Dividends ($.84 per share)..     --      --      (7,802)        --            --          --   (7,802)
   Shares issued upon exercise
     of options................     --     250          --         --            --       2,548    2,798
   Shares issued for employee
     stock purchase plan.......     --      80          --         --            --         144      224
   Shares issued for long-term
     incentive awards..........     --     (61)         --         --            --         351      290
   Restricted stock............     --      --          --        352            --          --      352
                                ------   -----    --------    -------      --------    --------  -------
Balance at December 31, 2002    $9,664   $ 626    $110,448    $(1,245)     $(27,078)   $ (4,360) $88,055
                                ======   =====    ========    =======      ========    ========  =======


                See notes to consolidated financial statements.

                          QUAKER CHEMICAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)

Note 1--Significant Accounting Policies

   Principles of consolidation: All majority-owned subsidiaries are included in the Company's consolidated financial statements, with appropriate elimination of intercompany balances and transactions. Investments in associated (less than majority-owned) companies are accounted for under the equity method. The Company's share of net income or losses of investments is included in the consolidated statement of income. The Company periodically reviews these investments for impairments and, if necessary, would adjust these investments to their fair value when a decline in market value is deemed to be other than temporary.

   Effective July 1, 2002, the Company acquired a controlling interest of Quaker Chemical South Africa (Pty.) Ltd. (South Africa), a previously 50% owned joint venture. As a result, South Africa, previously reported using the equity method, is now a fully consolidated 51% owned subsidiary. The effect of this change was not material to the financial statements.

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

   Inventories: Inventories are valued at the lower of cost or market value. The majority of domestic inventories are valued using the last-in, first-out ("LIFO") method. Cost of non-U.S. subsidiaries and certain domestic inventories are determined using the first-in, first-out ("FIFO") method.

   Long-lived assets: Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method on an individual asset basis over the following estimated useful lives: buildings and improvements, 10 to 45 years; and machinery and equipment, 3 to 15 years. The carrying value of long-lived assets is periodically evaluated whenever changes in circumstances or current events indicate the carrying amount of such assets may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared with the carrying value to determine whether an impairment exists. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. Expenditures for renewals and betterments, which increase the estimated useful life or capacity of the assets, are capitalized; expenditures for repairs and maintenance are expensed when incurred.

   Capitalized Software: The Company applies the Accounting Standards Executive Committee Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. In connection with the implementation of the Company's global transaction system, approximately $8,378 and $3,572 of costs were capitalized at December 31, 2002 and 2001, respectively. These costs are amortized over a period of five years once the assets are placed into service.

   Goodwill and Other Intangible Assets: On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The new standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests will be performed more frequently if there are triggering events.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)

Impairment losses after initial adoption will be recorded as part of income from continuing operations. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets. See also Note 13 of the Consolidated Financial Statements.

   Revenue recognition: Sales are generally recorded when products are shipped to customers and services earned. For products shipped on consignment, revenue is recorded upon usage by the customer. As part of the Company's chemical management services, certain third party products are transferred to customers. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with clients. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third party products transferred under these arrangements and recorded net totaled $28,344, $20,654, and $19,733, for 2002, 2001, and
2000, respectively. License fees and royalties are recorded when earned and are included in other income.

   Research and development costs: Research and development costs are expensed as incurred. Research and development expenses are included in selling, general and administrative expenses, and during 2002, 2001, and 2000 were $9,072, $8,851, and $8,496, respectively.

   Concentration of credit risk: Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash equivalents, short-term investments, and trade receivables. The Company invests temporary and excess cash in money market securities and financial instruments having maturities typically within 90 days. The Company has not experienced losses from the aforementioned investments.

   The Company sells its principal products to major steel, automotive, and related companies around the world. The Company maintains allowances for potential credit losses. As of December 31, 2002 and 2001, the allowance for doubtful accounts was $6,118 and $5,155, respectively. Historically, the Company has experienced some losses related to the poor financial condition of certain customers. Prior to 2000, such losses were not material. In 2002, 2001, and 2000, the Company provided allowances of $1,365, $2,472, and $1,971, respectively, primarily related to U.S. steel customers that filed for bankruptcy under Chapter 11.

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

   Comprehensive income (loss):  The Company presents comprehensive income
(loss) in its Statement of Shareholders' Equity. The components of accumulated other comprehensive loss at December 31, 2002 include: accumulated foreign currency translation adjustments of $20,051, minimum pension liability of $6,597, and unrealized holding losses on available-for-sale securities of $430. The components of accumulated other comprehensive loss at December 31, 2001 include: accumulated foreign currency translation adjustments of $21,529 and minimum pension liability of $2,275 and unrealized holding losses on available-for-sale securities of $271.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   Income Taxes: The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

   Stock-based compensation: In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This standard amends the transition and disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 148, the Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The Company currently does not intend to transition to the use of a fair value method for accounting for stock-based compensation. The following tables illustrate the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as well as the assumptions used in the calculation.

                                                                         Year Ended December 31,
                                                                         -------------------------
                                                                          2002     2001    2000
                                                                         -------  ------  -------
                                                                         (Dollars in thousands,
                                                                         except per share amounts)
Net income--as reported................................................. $14,297  $7,665  $17,163
Deduct: Total stock-based employee compensation expense determined under
  the fair value based method for all awards, net of tax................     537     429      269
                                                                         -------  ------  -------
Pro forma net income.................................................... $13,760  $7,236  $16,894
                                                                         =======  ======  =======
   Earnings per share:
   Basic--as reported................................................... $  1.56  $ 0.85  $  1.94
   Basic--pro forma..................................................... $  1.50  $ 0.80  $  1.91
   Diluted--as reported................................................. $  1.51  $ 0.84  $  1.93
   Diluted--pro forma................................................... $  1.45  $ 0.79  $  1.90

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           2002  2001  2000
                                           ----  ----  ----
                   Dividend yield.........  3.9%  3.9%  3.9%
                   Expected volatility.... 23.9% 21.9% 20.4%
                   Risk-free interest rate 3.00% 3.38% 5.12%
                   Expected life (years)..    5     7     7

   Recently issued accounting standards: In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Management has assessed the impact of the new standard and determined there is no material impact to the financial statements.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13 and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS No. 13 for certain sales-leaseback and sublease accounting. The Company adopted this standard on January 1, 2003. Management has assessed the impact of the new standard and determined there is no material impact to the financial statements.

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullified EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.

   In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34". FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements issued after December 15, 2002. However, the provisions for initial recognition and measurements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Management has assessed the impact of the new standard and determined there to be no material impact to the financial statements.

   In January 2003, the FASB issued FIN 46, "Consolidation of Certain Variable Interest Entities" (VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities, and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. FIN 46 is effective for interim periods beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently in the process of reviewing the provisions of FIN 46, particularly in relation to the Company's real estate joint venture to determine if the joint venture must be consolidated effective July 1, 2003. However, all disclosures required by FIN 46 are included in the accompanying Note 3 to the Consolidated Financial Statements. FIN 46 is effective immediately for any variable interests acquired subsequent to January 31, 2003. The Company has not acquired any variable interests subsequent to January 31, 2003.

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

Note 2--Restructuring and Related Activities


   In 2001, Quaker's management approved restructuring plans to realign the organization and reduce operating costs. Quaker's restructuring plans include the decision to close and sell manufacturing facilities in the

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)

U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges are provisions for severance of 53 employees.

   Restructuring and related charges of $5,854 were recognized in 2001. The charge comprised of $2,644 related to employee separations, $2,613 related to facility rationalization charges, and $597 related to abandoned acquisitions. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. As of December 31, 2002, Quaker had completed 50 of the planned 53 employee separations under the 2001 plan. During the fourth quarter of 2002, the Company completed the sale of its U.K. manufacturing facility. Quaker closed this facility at the end of 2001. Quaker expects to substantially complete the initiatives contemplated under the restructuring plans, including the sale of its manufacturing facility in France, by the end of 2003. Accrued restructuring balances, included in other current liabilities, as of December 31, 2002 are as follows:

                               Balance              Currency     Balance
                             December 31,          translation December 31,
                                 2001     Payments  and other      2002
                             ------------ -------- ----------- ------------
    Employee separations....    $2,534    $(1,374)    $114        $1,274
    Facility rationalization     1,439       (752)     182           869
                                ------    -------     ----        ------
       Total................    $3,973    $(2,126)    $296        $2,143
                                ======    =======     ====        ======

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

   Summarized financial information of the associated companies, in the aggregate, is as follows:

                                             December 31,
                                            ---------------
                                             2002    2001
                                            ------- -------
                     Current assets........ $26,868 $19,350
                     Noncurrent assets.....  33,337  24,416
                     Current liabilities...  10,003  11,863
                     Noncurrent liabilities  28,185  12,570

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


                                     Year Ended December 31,
                                     -----------------------
                                      2002    2001    2000
                                     ------- ------- -------
                    Net sales....... $39,612 $43,138 $57,460
                    Gross margin....  17,958  19,093  21,227
                    Operating income   4,691   4,263   5,226
                    Net income......   1,161   1,527   2,004

   In January 2001, the Company contributed its Conshohocken, Pennsylvania, property and buildings (the "Site") to a real estate joint venture (the "Venture") in exchange for a 50% ownership in the Venture. The Venture did not assume any debt or other obligations of the Company. The Venture credited the Company's capital account with the estimated fair value of the Site, which amount was in excess of the book value of the contribution. The Company recorded its investment in the Venture at book value, which totaled $4,736. At December 31, 2002, the Company's investment balance was approximately $4,000.

   The Venture renovated certain of the existing buildings at the Site, as well as built new office space (the "Project"). In December 2000, the Company entered into an agreement with the Venture to lease approximately 38% of the Site's available office space for a 15-year period commencing February 2002, with multiple renewal options. The Company believes the terms of this lease are no less favorable than the terms it would have obtained from an unaffiliated third party. As of December 31, 2002, approximately 87% of the Site's office space was under lease.

   The Venture funded the Project with a $21,000 construction loan (the "Venture"), of which approximately $11,766 was outstanding as of December 31, 2001. The Venture Loan was secured in part by a mortgage on the Site and certain guarantees executed by certain Venture partners other than the Company. In December 2002, $27,250 of permanent financing, at a 5.95% interest rate secured by the Site (including the related improvements), was obtained (the "Financing"), which was used to pay off the Venture Loan in 2002. In March 2003, the Company received approximately $1,800 of proceeds as a priority return, and expects to receive an estimated additional $2,200 during 2003. After receiving the aforementioned priority distributions and if cash flows permit, the Company will be eligible to receive additional priority distributions up to $2,300 from the Venture.

   In connection with the Financing, the guarantees from the Venture partners with respect to the Venture Loan expired. The Company has not guaranteed, nor is it obligated to pay any principal, interest or penalties on the Venture Loan or the Financing, even in the event of default by the Venture. At December 31, 2002, the Venture had property with a net book value of $27,844, total assets of $35,589, and total liabilities of $27,517, including $27,250 due under the Financing.

Note 4--Inventories

   Total inventories comprise:

                                                   December 31,
                                                  ---------------
                                                   2002    2001
                                                  ------- -------
               Raw materials and supplies........ $11,342 $ 9,673
               Work in process and finished goods  12,294   9,112
                                                  ------- -------
                                                  $23,636 $18,785
                                                  ======= =======

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   Inventories valued under the LIFO method amounted to $5,715 and $5,636 at December 31, 2002 and 2001, respectively. The estimated replacement costs for these inventories using the FIFO method were approximately $5,350 and $5,196, respectively.

Note 5--Property, Plant, and Equipment

   Property, plant, and equipment comprise:

                                                 December 31,
                                               ----------------
                                                 2002    2001
                                               -------- -------
                 Land......................... $  5,044 $ 4,328
                 Building and improvements....   28,214  25,132
                 Machinery and equipment......   75,551  61,881
                 Construction in progress.....    4,398   6,026
                                               -------- -------
                                                113,207  97,367
                 Less accumulated depreciation   64,695  59,123
                                               -------- -------
                                               $ 48,512 $38,244
                                               ======== =======

Note 6--Taxes on Income

   Taxes on income consist of the following:

                                  Year Ended December 31,
                                 ------------------------
                                  2002     2001     2000
                                 ------  -------  -------
                     Current:
                        Federal. $  533  $(1,066) $ 2,411
                        State...      7        5      145
                        Foreign.  6,914    6,161    7,476
                                 ------  -------  -------
                                  7,454    5,100   10,032
                     Deferred:
                        Federal.   (904)     226   (1,337)
                        Foreign.  1,232     (853)    (484)
                                 ------  -------  -------
                     Total...... $7,782  $ 4,473  $ 8,211
                                 ======  =======  =======

   The components of earnings before income taxes were as follows:

                                 2002     2001     2000
                               -------  -------  -------
                      Domestic $(1,401) $(7,935) $(1,448)
                      Foreign.  25,719   22,365   27,934
                               -------  -------  -------
                      Total... $24,318  $14,430  $26,486
                               =======  =======  =======

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   Total deferred tax assets and liabilities are composed of the following at December 31:

                                                 2002            2001
                                           ---------------  --------------
                                                    Non-             Non-
                                           Current current  Current current
                                           ------- -------  ------- -------
     Retirement benefits.................. $  600  $ 3,409  $  179  $   --
     Allowance for doubtful accounts......  1,469       --     706      --
     FRS impairment.......................     --       --      --   1,836
     Insurance and litigation reserves....    751       --     666      --
     Postretirement benefits..............     --    3,127      --   3,111
     Supplemental retirement benefits.....     --    1,058      --     900
     Performance incentives...............  2,349    1,277     306   2,256
     Alternative minimum tax carryforward.     --    1,444      --      --
     Restructuring charges................    705       --   2,174      --
     Vacation pay.........................     --      268      --     261
     Goodwill.............................     --       26      --     564
     Operating loss carryforward..........     --      897      --     903
     Other................................     --       --      --     157
                                           ------  -------  ------  ------
                                            5,874   11,506   4,031   9,988
     Valuation allowance..................     --     (897)     --    (903)
                                           ------  -------  ------  ------
     Total deferred income tax assets--net $5,874  $10,609  $4,031  $9,085
                                           ======  =======  ======  ======
     Depreciation.........................         $ 1,257          $1,161
     Other................................             261              72
                                                   -------          ------
     Total deferred income tax liabilities         $ 1,518          $1,233
                                                   =======          ======

   The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31:

                                                                               2002    2001     2000
                                                                             -------  ------  -------
Income tax provision at the Federal statutory tax rate...................... $ 8,511  $4,906  $ 9,005
State income tax provisions, net............................................       5       3       96
Non-deductible entertainment and business meal expense......................     160     159      173
Foreign taxes on earnings at rates different from the Federal statutory rate  (1,126)   (321)  (1,239)
Miscellaneous items, net....................................................     232    (274)     176
                                                                             -------  ------  -------
Taxes on income............................................................. $ 7,782  $4,473  $ 8,211
                                                                             =======  ======  =======

   At December 31, 2002, the Company has foreign net operating loss carryforwards of $2,530, of which $1,242 expire between 2003 and 2008. There is no time limit for the remaining net operating loss carryforwards of $1,288. Due to the uncertainty of the realization of these deferred tax assets, the Company has established a valuation allowance against these carryforward benefits.

   U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries since it is the Company's intention to continue to reinvest these earnings in those subsidiaries for working capital and expansion needs. U.S. and foreign income taxes that would be payable if such earnings were distributed may be

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)

lower than the amount computed at the U.S. statutory rate due to the availability of tax credits. The amount of such undistributed earnings at December 31, 2002 was approximately $133,000. Any income tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits.

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

   The following table shows the components of pension costs for the periods indicated:

                                                      2002     2001     2000
                                                    -------  -------  -------
  Service cost..................................... $ 2,369  $ 2,172  $ 2,442
  Interest cost....................................   4,652    4,359    4,169
  Expected return on plan assets...................  (4,304)  (4,569)  (4,583)
  Other amortization, net..........................     558      284       97
  Pension curtailment (Note 2).....................      --       42       --
                                                    -------  -------  -------
  Net pension cost of plans subject to SFAS No. 87.   3,275    2,288    2,125
  Pension costs of plans not subject to SFAS No. 87      62       46       69
                                                    -------  -------  -------
  Net pension costs................................ $ 3,337  $ 2,334  $ 2,194
                                                    =======  =======  =======

   The Company's pension plan year end is November 30, which serves as the measurement date. The assumed long-term rate of return on plan assets for December 21, 2002, 2001, and 2000 was 9.25%. Effective January 1, 2003, the Company lowered its assumed long-term rate of return on plan assets to 8.75%.

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

   The following table shows the components of postretirement costs for the periods indicated:

                                                     2002 2001 2000
                                                     ---- ---- ----
            Service cost............................ $112 $ 95 $105
            Interest cost...........................  715  696  714
                                                     ---- ---- ----
            Net periodic postretirement benefit cost $827 $791 $819
                                                     ==== ==== ====

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   The following table shows the Company plans' funded status reconciled with amounts reported in the consolidated balance sheet as of December 31:

                                                                              Other
                                                                          postretirement
                                                     Pension benefits        benefits
                                                    ------------------  -----------------
                                                      2002      2001      2002      2001
                                                    --------  --------  --------  -------
Change in benefit obligation
Benefit obligation at beginning of year............ $ 69,915  $ 65,824  $  9,815  $ 9,841
Service cost.......................................    2,306     2,113       112       95
Interest cost......................................    4,652     4,359       715      696
Amendments.........................................      104        --        --       --
Translation difference.............................    3,558      (940)       --       --
Actuarial (gain) loss..............................    2,169     2,491       960      (41)
Benefits paid......................................   (3,917)   (3,971)   (1,058)    (776)
Other..............................................       32        39        --       --
                                                    --------  --------  --------  -------
Benefit obligation at end of year.................. $ 78,819  $ 69,915  $ 10,544  $ 9,815
                                                    ========  ========  ========  =======

Change in plan assets
Fair value of plan assets at beginning of year..... $ 53,553  $ 58,006        --       --
Actual return on plan assets.......................   (1,446)   (2,108)       --       --
Employer contribution..............................    1,535     2,301     1,058      777
Plan participants' contributions...................       51        59        --       --
Translation difference.............................    3,044      (877)       --       --
Benefits paid......................................   (3,838)   (3,828)   (1,058)    (777)
                                                    --------  --------  --------  -------
Fair value of plan assets at end of year...........   52,899    53,553        --       --
Funded status......................................  (25,920)  (16,362)  (10,544)  (9,815)
Unrecognized transition asset......................     (882)     (848)       --       --
Unrecognized gain (loss)...........................   19,501    10,930       937      (22)
Unrecognized prior service cost....................    3,780     3,946        --       --
                                                    --------  --------  --------  -------
Net amount recognized.............................. $ (3,521) $ (2,334) $ (9,607) $(9,837)
                                                    ========  ========  ========  =======
Amounts recognized in the balance sheet consist of:
   Prepaid benefit cost............................ $  4,381  $  3,737
   Accrued benefit obligation......................  (21,686)  (12,088)
   Intangible asset................................    3,777     3,742
   Accumulated other comprehensive income..........   10,007     2,275
                                                    --------  --------
Net amount recognized.............................. $ (3,521) $ (2,334)
                                                    ========  ========

   The U.S. defined benefit pension plan is the largest plan. The significant assumptions for the U.S. plan were as follows:

                                                         2002  2001  2000
                                                        -----  ----  ----
       Discount rate for projected benefit obligation.. 6.875% 7.25% 7.5%
       Assumed long-term rate of compensation increases   4.5% 4.75% 5.5%

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $60,913, $55,761, and $34,204, respectively, as of December 31, 2002 and $55,284, $50,601, and $38,602, respectively, as of December 31, 2001.

   The discount rate used in determining the accumulated postretirement benefit obligation was 6.875% in 2002 and 7.25% in 2001.

   In valuing costs and liabilities, different health care cost trend rates were used for retirees under and over age 65. The average assumed rate for medical benefits for all retirees was 8.5% in 2002, gradually decreasing to 5% over eight years. A 1% increase in the health care cost trend rate would increase total service and interest cost for 2002 by $34 and the accumulated postretirement benefit obligation as of December 31, 2002 by $531.

   A 1% decrease in the health care cost trend rate would decrease total service and interest cost for 2002 by $31 and the accumulated postretirement benefit obligation as of December 31, 2002 by $476.

   The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $780, $681, and $575 in 2002, 2001, and 2000, respectively, representing the annual accrued benefits under this plan.

   Profit sharing plan: The Company had maintained a qualified profit sharing plan covering substantially all domestic employees other than those who are compensated on a commission basis. Contributions were $617 for 2000. In January 2001, this plan was replaced by an enhanced employer match on the Company's 401(k) plan. The Company's 401(k) matching contributions were $484 and $530 for 2002 and 2001, respectively.

Note 8--Debt

   Debt consisted of the following:

                                                                                     December 31,
                                                                                   ----------------
                                                                                     2002     2001
                                                                                   -------  -------
6.98% Senior unsecured notes due 2007............................................. $14,286  $17,143
Industrial development authority monthly floating rate (1.4% at December 31, 2002)
  demand bonds maturing 2014......................................................   5,000    5,000
Other debt obligations, primarily an uncommitted demand credit facility...........   9,509       95
                                                                                   -------  -------
                                                                                    28,795   22,238
Short-term debt...................................................................  (9,348)      (1)
Current portion of long-term debt.................................................  (2,857)  (2,857)
                                                                                   -------  -------
                                                                                   $16,590  $19,380
                                                                                   =======  =======

   The long-term financing agreements require the maintenance of certain financial covenants with which the Company is in compliance.

   During the next five years, payments on long-term debt are due as follows:
$2,857 in 2003, 2004, 2005, 2006 and 2007.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   At December 31, 2002 and 2001, the Company had outstanding short-term borrowings with banks under lines of credit in the aggregate of $9,300 and $1, respectively.

   In April 2002, the Company entered into a $20.0 million committed revolving credit facility, with a bank, which expires in April 2003. In March 2003, the Company reached agreement with this bank to extend the term of this facility by an additional year, with the available credit to be reduced to $15.0 million. At the Company's option, the interest rate for borrowings under the agreement may be based on the lender's cost of funds plus a margin, LIBOR plus a margin, or on the lender's prime rate. There were no outstanding borrowings under this facility as of December 31, 2002. Further, in April 2002, the Company entered into a $10.0 million uncommitted demand credit facility with the same lender under similar terms. A total of $8.9 million in borrowings under this facility was outstanding at December 31, 2002 at a weighted average borrowing rate of approximately 2.4%. The provisions of the agreements require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2002. Under its most restrictive covenants the Company can borrow an additional $69.0 million as of December 31, 2002.

   These facilities replaced an uncommitted facility in the amount of $18.0 million, which was terminated in July 2002. There were no outstanding borrowings under that facility as of December 31, 2001.

   As of December 31, 2002, the Company maintained a $5,135 stand-by letter of credit which guarantees payment of the industrial development authority bonds. This letter of credit is renewed annually.

   At December 31, 2002 and 2001, the amounts at which the Company's short-term debt and its industrial development demand bonds are recorded are not materially different from their fair market value. The estimated fair value of the Company's long-term debt, based on quoted market prices for similar issues of the same remaining maturities was $15,623 at December 31, 2002. The estimated fair value of the Company's long-term debt at December 31, 2001 was not materially different from its carrying value.

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

   Under provisions of a stock purchase plan which permits employees to purchase shares of stock at 85% of the market value, 10,224 shares, 13,463 shares, and 20,857 shares were issued from treasury in 2002, 2001, and 2000, respectively. The number of shares that may be purchased by an employee in any year is limited by factors dependent upon the market value of the stock and the employee's base salary. At December 31, 2002, 476,313 shares are available for purchase.

   The Company has a long-term incentive program for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options are

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)

exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant for options issued in 1999 or later and ten years for options issued in prior years.

   The table below summarizes transactions in the plan during 2002, 2001, and 2000:

                                           2002                2001                2000
                                    ------------------- ------------------- -------------------
                                               Weighted            Weighted            Weighted
                                               Average             Average             Average
                                    Number of  Exercise Number of  Exercise Number of  Exercise
                                     Shares     Price    Shares     Price    Shares     Price
                                    ---------  -------- ---------  -------- ---------  --------
Options outstanding at January 1,.. 1,053,984   $16.80  1,140,447   $16.60  1,082,947   $16.93
Options granted....................   245,500    20.21    214,700    17.83    140,700    14.69
Options exercised..................  (173,987)   16.38   (166,215)   15.73    (25,350)   16.27
Options expired....................      (250)   14.44   (134,948)   18.18    (57,850)   18.19
                                    ---------           ---------           ---------
Options outstanding at December 31, 1,125,247    17.61  1,053,984    16.80  1,140,447    16.60
                                    =========           =========           =========
Options exercisable at December 31,   735,834    16.82    748,208    16.76    906,306    17.01
                                    =========           =========           =========

   The following table summarizes information about stock options outstanding at December 31, 2002:

                     Options Outstanding                          Options Exercisable
-------------------------------------------------------------- --------------------------
                    Number         Weighted        Weighted      Number       Weighted
   Range of     Outstanding at     Average         Average     Exercisable    Average
Exercise Prices    12/31/02    Contractual Life Exercise Price at 12/31/02 Exercise Price
--------------- -------------- ---------------- -------------- ----------- --------------
$12.10--$14.52      169,700           4             $13.88       166,675       $13.87
 14.53-- 16.94      217,600           4              15.35       192,062        15.43
 16.95-- 19.36      421,447           4              17.98       306,597        18.02
 19.37-- 21.78      236,500           6              20.09           500        19.85
 21.79-- 24.20       80,000           3              22.45        70,000        22.36
                  ---------                                      -------
                  1,125,247           4              17.61       735,834        16.82
                  =========                                      =======

   Options were exercised for cash, resulting in the issuance of 173,987 shares in 2002 and 166,215 shares in 2001. Options to purchase 752,500 shares were available at December 31, 2002 for future grants.

   The program also provides for cash awards and commencing in 1999, common stock awards, the value of which is determined based on operating results over a three-year period for awards issued in 1999, and over a four-year period in prior years. The effect on operations of the change in the estimated value of incentive units during the year was $689, $25, and $921 in 2002, 2001, and 2000, respectively.

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

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)

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

   Restricted stock bonus: As part of the Company's 2001 Global Annual Incentive Plan ("Annual Plan"), approved by shareholders on May 9, 2001, a restricted stock bonus of 100,000 shares of the Company's stock was granted to an executive of the Company. The shares were issued in April 2001, in accordance with the terms of the Annual Plan, and registered in the executive's name. The shares will vest over a four-year period, with the first installment vesting at the end of 2001 on achieving certain performance targets and the three remaining installments vesting annually in January thereafter, subject to the executive's continued employment by the Company. In 2002, 20,000 shares were earned and $352 was charged to selling, general, and administrative expenses ("SG&A"). In 2001, 10,000 shares were earned and $177 was charged to SG&A. The compensation amount related to the remaining shares have been recorded as unearned compensation and will be charged to SG&A when earned.

Note 10--Earnings Per Share

   The following table summarizes earnings per share ("EPS") calculations for the years ended December 31, 2002, 2001, and 2000:

                                                                                   December 31,
                                                                              ----------------------
                                                                               2002    2001   2000
                                                                              ------- ------ -------
Numerator for basic EPS and diluted EPS--net income.......................... $14,297 $7,665 $17,163
                                                                              ------- ------ -------
Denominator for basic EPS--weighted average shares...........................   9,172  9,054   8,831
Effect of dilutive securities, primarily employee stock options..............     302     60      65
                                                                              ------- ------ -------
Denominator for diluted EPS--weighted average shares and assumed conversions.   9,474  9,114   8,896
                                                                              ======= ====== =======
Basic EPS.................................................................... $  1.56 $  .85 $  1.94
Diluted EPS.................................................................. $  1.51 $  .84 $  1.93

   The following number of stock options are not included in dilutive earnings per share since in each case the exercise price is greater than the market price: 0, 79, and 190, in 2002, 2001, and 2000, respectively.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


Note 11--Business Segments

   The Company's reportable segments are as follows:

      (1) Metalworking process chemicals--products used as lubricants for various heavy industrial and manufacturing applications.

      (2) Coatings--temporary and permanent coatings for metal and concrete products and chemical milling maskants.

      (3) Other chemical products--primarily chemicals used in the manufacturing of paper in 2000, as well as other various chemical products.

   Segment data includes direct segment costs as well as general operating costs, including depreciation, allocated to each segment based on net sales. Inter-segment transactions are immaterial.

   The table below presents information about the reported segments for the years ended December 31:

                                  Metalworking           Other
                                    Process             Chemical
                                   Chemicals   Coatings Products  Total
                                  ------------ -------- -------- --------
      2002
         Net sales...............   $249,469   $20,554   $4,498  $274,521
         Operating income........     52,446     5,391    1,188    59,025
         Depreciation............      4,800       395       87     5,282

      2001
         Net sales...............   $228,527   $18,464   $4,083  $251,074
         Operating income........     47,580     5,161    1,211    53,952
         Depreciation............      4,580       155       82     4,817

      2000
         Net sales...............   $245,279   $17,560   $4,731  $267,570
         Operating income (loss).     55,743     4,216     (580)   59,379
         Depreciation............      5,122       122      125     5,369

   Operating income comprises revenue less related costs and expenses. Nonoperating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from nonconsolidated associates.

   A reconciliation of total segment operating income to total consolidated income before taxes for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                                   2002      2001      2000
                                                 --------  --------  --------
  Total operating income for reportable segments $ 59,025  $ 53,952  $ 59,379
  Restructuring charges.........................       --    (5,854)       --
  Nonoperating charges..........................  (34,097)  (31,844)  (32,761)
  Depreciation and amortization.................     (955)   (1,563)   (1,443)
  Net gain on exit of businesses................       --        --     1,473
  Environmental charge..........................       --      (500)   (1,500)
  Interest expense..............................   (1,774)   (1,880)   (2,030)
  Interest income...............................      984     1,030       934
  Other income, net.............................    1,135     1,089     2,434
                                                 --------  --------  --------
  Consolidated income before taxes.............. $ 24,318  $ 14,430  $ 26,486
                                                 ========  ========  ========

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   The following sales and long-lived asset information is by geographic area as of and for the years ended December 31:

                                      2002     2001     2000
                                    -------- -------- --------
                  Net sales
                  United States.... $124,831 $109,969 $117,106
                  Europe...........   96,920   88,370   92,151
                  Asia/Pacific.....   28,193   26,994   28,621
                  South America....   21,974   25,741   29,692
                  South Africa.....    2,603       --       --
                                    -------- -------- --------
                  Consolidated..... $274,521 $251,074 $267,570
                                    ======== ======== ========

                                      2002     2001     2000
                                    -------- -------- --------
                  Long-lived assets
                  United States.... $ 57,732 $ 37,558 $ 32,467
                  Europe...........   29,479   23,340   23,011
                  Asia/Pacific.....    5,051    5,222    5,420
                  South America....    7,300   11,531   14,168
                  South Africa.....       14       --       --
                                    -------- -------- --------
                  Consolidated..... $ 99,576 $ 77,651 $ 75,066
                                    ======== ======== ========

Note 12--Business Acquisitions and Divestitures

   On March 1, 2002, the Company acquired certain assets and liabilities of United Lubricants Corporation ("ULC"), a North American manufacturer and distributor of specialty lubricant products and chemical management services, for approximately $14,038. The acquisition of ULC strategically strengthens the Company's global leadership supply position to the steel industry.

   The following table shows the preliminary allocation of purchase price of assets and liabilities recorded for the acquisition:

             Receivables................................... $ 4,456
             Inventories...................................     828
             Property, plant, and equipment................   4,105
             Goodwill......................................   5,487
             Intangible assets.............................   2,350
             Other assets..................................      74
                                                            -------
                                                             17,300
                                                            -------

             Accounts payable..............................   2,148
             Accrued expenses and other current liabilities     265
             Other current liabilities.....................     849
                                                            -------
                                                              3,262
                                                            -------

             Cash paid..................................... $14,038
                                                            =======

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   The $5,487 of goodwill was assigned to the Metalworking process chemicals segment, and the entire amount is expected to be deductible for income tax purposes.

   The $2,350 of intangible assets comprised $1,400 of the branded customer lists, $700 of formulations, $200 of trademarks and $50 in noncompete agreements. These intangibles are being amortized over a five-year period.

   The results of operations of ULC are included in the consolidated statement of income beginning March 1, 2002. Proforma results of operations have not been provided because the effects are not material.

   On April 22, 2002, the Company acquired 100% of the outstanding stock of Epmar Corporation ("Epmar"), a North American manufacturer of polymeric coatings, sealants, adhesives, and various other compounds, for approximately $7,611 and the assumption of $400 of debt. The acquisition of Epmar provides technological capability that is directly related to the Company's coatings business.

   The following table shows the preliminary allocation of purchase price of assets and liabilities recorded for the acquisition:

             Receivables................................... $  848
             Inventories...................................    422
             Property, plant, and equipment................    938
             Goodwill......................................  3,390
             Intangible assets.............................  2,920
             Other assets..................................     39
                                                            ------
                                                             8,557
                                                            ------

             Accounts payable..............................    406
             Accrued expenses and other current liabilities    140
             Other current liabilities.....................    400
                                                            ------
                                                               946
                                                            ------

             Cash paid..................................... $7,611
                                                            ======

   The $3,390 of goodwill was assigned to the Coatings segment, and the entire amount is expected to be deductible for income tax purposes.

   The $2,920 of intangible assets comprised: $1,600 of customer lists to be amortized over 20 years, $720 of product line technology to be amortized over 10 years, and $600 of trademarks which have indefinite lives and will not be amortized.

   The results of operations of Epmar are included in the consolidated statement of income beginning April 22, 2002. Proforma results of operations have not been provided because the effects are not material.

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

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


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

Note 13--Goodwill and Other Intangible Assets

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 established new guidelines for accounting for goodwill and other intangible assets. Upon adoption, goodwill is no longer amortized, but instead assessed for impairment at least on an annual basis. Accordingly, on January 1, 2002, the Company ceased amortizing its goodwill. The Company completed the impairment assessment of its goodwill and did not incur an impairment charge related to the adoption of SFAS No. 142. Further, the Company completed its annual impairment assessment as of the end of the third quarter 2002 and no impairment charge was warranted.

   The following is a reconciliation of previously reported financial information to proforma amounts exclusive of goodwill amortization for the twelve months ended December 31:

                                                       2001   2000
                                                      ------ -------
            Net income............................... $7,665 $17,163
            Goodwill amortization expense, net of tax    693     696
                                                      ------ -------
            Pro-forma net income..................... $8,358  17,859
                                                      ====== =======
            Earnings per share:
               Basic................................. $  .85 $  1.94
               Diluted...............................    .84    1.93
            Goodwill Amortization Expense, net of tax
               Basic................................. $  .08 $   .08
               Diluted...............................    .08     .08
            Pro-forma earnings per share
               Basic................................. $  .93 $  2.02
               Diluted...............................    .92    2.01

   The changes in carrying amount of goodwill for the twelve months ended December 31, 2002 are as follows:

                                         Metalworking
                                       process chemicals Coatings  Total
                                       ----------------- -------- -------
      Balance as of January 1, 2002...      $11,081       $3,879  $14,960
      Goodwill additions..............        5,661        3,390    9,051
      Currency translation adjustments       (2,084)          --   (2,084)
                                            -------       ------  -------
      Balance as of December 31, 2002.      $14,658       $7,269  $21,927
                                            =======       ======  =======

   The goodwill additions in 2002 are preliminary and they are subject to post-closing adjustments.

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)


   Gross carrying amounts and accumulated amortization for intangible assets as of December 31, 2002, are as follows:

                                            Gross carrying Accumulated
                                                Amount     Amortization
                                            -------------- ------------
        Amortized intangible assets
        Customer lists and rights to sell..     $3,850        $  393
        Trademarks and patents.............      2,300         1,533
        Formulations and product technology      1,420           165
        Other..............................      1,494         1,121
                                                ------        ------
        Total..............................     $9,064        $3,212
                                                ======        ======

   Estimated annual aggregate amortization expense for the subsequent five years is as follows:

                   For the year ended December 31, 2003 $842
                   For the year ended December 31, 2004 $692
                   For the year ended December 31, 2005 $684
                   For the year ended December 31, 2006 $684
                   For the year ended December 31, 2007 $277

Note 14--Commitments and Contingencies

   The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites. The Company identified certain soil and groundwater contamination at AC Products, Inc. ("ACP"), a wholly owned subsidiary. In coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. During the second quarter of 2000, it was discovered during an internal environmental audit that ACP had failed to properly report its air emissions. In response, an internal investigation of all environmental, health, and safety matters at ACP was conducted. ACP has voluntarily disclosed these matters to regulators and has taken steps to correct all environmental, health, and safety issues discovered. In connection with these activities the Company recorded pre-tax charges totaling $500 and $1,500 in 2001 and 2000, respectively. The Company believes that the remaining potential-known liabilities associated with these matters ranges from approximately $1,200 to $1,900, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses, fines, penalties, and damages will not be incurred in excess of the amount reserved.

   Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $199 and $260 was accrued at December 31, 2002 and December 31, 2001, respectively, to provide for such anticipated future environmental assessments and remediation costs.

   An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than its existing insurance policies. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgements against the subsidiary. Based on an initial analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary's total liability over the next 50 years for these claims is approximately $15 million (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued

                          QUAKER CHEMICAL CORPORATION

                (Dollars in thousands except per share amounts)

against the Company and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases have been handled to date by the subsidiary's primary insurers who agreed to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have recently asserted that the aggregate limits of their policies have been exhausted. The subsidiary is challenging the applicability of these limits to the claims being brought against the subsidiary. The subsidiary has additional coverage under its excess policies. The Company believes, however, that if the coverage issues under the primary policies are resolved adversely to the subsidiary, the subsidiary's insurance coverage will likely be exhausted within the next three to five years. As a result, liabilities in respect of claims not yet asserted may exceed coverage available to the subsidiary.

   If the subsidiary's insurance coverage were to be exhausted, claimants of the subsidiary may actively pursue claims against the Company because of the parent-subsidiary relationship. Although asbestos litigation is particularly difficult to predict, especially with respect to claims that are currently not being actively pursued against the Company, the Company does not believe that such claims would have merit or that the Company would be held to have liability for any unsatisfied obligations of the subsidiary as a result of such claims. After evaluating the nature of the claims filed against the subsidiary and the small number of such claims that have resulted in any payment, the potential availability of additional insurance coverage at the subsidiary level, the additional availability of the Company's own insurance and the Company's strong defenses to claims that it should be held responsible for the subsidiary's obligations because of the parent-subsidiary relationship, the Company believes that the inactive subsidiary's liabilities will not have a material impact on the Company's financial condition, cash flows or results of operations.

   The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

   The Company leases certain manufacturing and office facilities and equipment under non-cancelable operating leases with various terms from one to 25 years expiring in 2020. Rent expense for 2002, 2001, and 2000 was $4,415, $3,359, and $2,299, respectively. The Company's minimum rental commitments under non-cancelable operating leases at December 31, 2002, were approximately $4,327 in 2003, $3,657 in 2004, $2,802 in 2005, $2,450 in 2006, $2,350 in 2007, and
$12,053 thereafter.

Note 15--Quarterly Results (unaudited)

                                                    First  Second   Third   Fourth
                                                   ------- ------- ------- -------
2002
   Net sales...................................... $59,927 $69,457 $73,268 $71,869
   Gross profit...................................  24,357  28,962  29,399  28,859
   Operating income...............................   4,333   5,683   6,702   7,255
   Net income.....................................   2,358   3,236   4,289   4,414
   Net income per share--basic.................... $   .26 $   .35 $   .47 $   .48
   Net income per share--diluted.................. $   .26 $   .35 $   .45 $   .46
2001
   Net sales...................................... $64,215 $65,073 $63,514 $58,272
   Gross profit...................................  25,822  27,085  25,143  22,979
   Operating income (loss)........................   6,099   6,959   2,853  (1,720)
   Net income (loss)..............................   4,013   4,114   1,116  (1,578)
   Net income (loss) per share--basic and diluted. $   .45 $   .45 $   .12 $  (.17)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   Incorporated by reference is the information beginning immediately following the caption "Item 1--Election of Directors and Nominee Biographies" in the Registrant's definitive Proxy Statement to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2002 (the "2003 Proxy Statement") to, but not including, the caption "Compensation of Directors," the information in the 2003 Proxy Statement beginning immediately following the caption "Board Committees and Meeting Attendance" to, but not including, the caption "Item 2--Approval of 2003 Director Stock Ownership Plan" and the information appearing in Item 4(a).

  Section 16(a) Beneficial Ownership Reporting Compliance.

   Based solely on the Company's review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended, and written representations of the Company's officers and directors, the Company believes that, with the exception of one late filing on Form 4 by Mr. Ian F. Clark and one late filing on Form 5 by Mr. James A. Geier each involving the late reporting of one transaction, all reports required to be filed pursuant to Section 16(a) of the 1934 Act with respect to transactions in the Company's Common Stock through December 31, 2002 were filed on a timely basis.

Item 11.  Executive Compensation.

   Incorporated by reference is the information beginning immediately following the caption "Compensation of Directors" to, but not including, the caption "Board Committees and Meeting Attendance" in the 2003 Proxy Statement, the information beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Report of the Compensation/Management Development Committee on Executive Compensation" and the information immediately following the caption "Compensation Committee Interlocks and Insider Participation" to, but not including, the caption "Report to the Audit Committee" contained in the 2003 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   Incorporated by reference is the information beginning immediately following the caption "Stock Ownership of Certain Beneficial Owners and Management" to, but not including, the subcaption "Section 16(a) Beneficial Ownership Reporting Compliance" and the information under the caption "Item 2--Approval of 2003 Director Stock Ownership Plan" beginning immediately following the subcaption "Equity Compensation Plan Information" to, but not including the subcaption "Vote Required for Approval of the Plan" contained in the 2003 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

   No information is required to be provided in response to this Item 13.

Item 14.  Controls and Procedures.

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

   Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses, subsequent to the date of our most recent evaluation. As previously disclosed, the Company is in the process of implementing a global transaction system. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits and Financial Statement Schedules

1.  Financial Statements and Supplementary Data.

                                                             Page
                                                             ----
              Financial Statements:
              Report of Independent Accountants.............  18
              Consolidated Statement of Income..............  19
              Consolidated Balance Sheet....................  20
              Consolidated Statement of Cash Flows..........  21
              Consolidated Statement of Shareholders' Equity  22
              Notes to Consolidated Financial Statements....  23

2.  Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts for the years 2002, 2001, and 2000 51

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

10(hh) -- 2001 Global Annual Incentive Plan as approved May 9, 2001, effective January 1, 2001.
          Incorporated by reference to Exhibit 10(hh) as filed by Registrant with Form 10-K for the year
          2001.*

10(ii) -- 2001 Long-Term Performance Incentive Plan as approved May 9, 2001, effective January 1, 2001.
          Incorporated by reference to Exhibit 10(ii) as filed by Registrant with Form 10-K for the year
          2001.*

10(jj) -- Agreement of Lease between Quaker Park Associates, L.P. and Quaker Chemical Corporation
          dated December 19, 2000. Incorporated by reference to Exhibit 10(jj) as filed by Registrant with
          Form 10-K for the year 2001.

10(kk) -- Asset Purchase Agreement between United Lubricants Corporation and ULC Acquisition Corp.
          dated January 23, 2002, as amended by Amendment to Purchase Asset Agreement dated February
          28, 2002. Incorporated by reference to Exhibit 10(kk) as filed by Registrant with Form 10-K for the year 2001.

10(mm) -- Credit Agreement between Registrant and ABN AMRO Bank N.V. in the amount of $20,000,000, dated April 12, 2002. Incorporated by reference to Exhibit 10(mm) as filed by the Registrant with
          Form 10-Q for the quarter ended June 30, 2002.

10(nn) -- Promissory Note in the amount of $10,000,000 in favor of ABN AMRO Bank N.V., dated April
          15, 2002. Incorporated by reference to Exhibit 10(nn) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2002.

10(oo) -- Stock Purchase Agreement between Epmar Corporation and Quaker Chemical Corporation dated
          April 22, 2002.

    21 -- Subsidiaries and Affiliates of the Registrant

    23 -- Consent of Independent Auditors

  99.1 -- Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.2 -- Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------
* This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.

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

                                              QUAKER CHEMICAL CORPORATION
                                              Registrant

                                              By:     /s/  RONALD J. NAPLES
                                                  -----------------------------
                                                        Ronald J. Naples
                                                    Chairman of the Board and
                                                     Chief Executive Officer

Date: March 28, 2003

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signatures                      Capacity                  Date
         ----------                      --------                  ----

    /s/  RONALD J. NAPLES      Principal Executive Officer    March 28, 2003
-----------------------------    and Director
      Ronald J. Naples
  Chairman of the Board and
   Chief Executive Officer

    /s/  MICHAEL F. BARRY      Principal Financial Officer    March 28, 2003
-----------------------------
      Michael F. Barry
    Vice President, Chief
    Financial Officer and
          Treasurer

  /s/  MARK A. FEATHERSTONE    Principal Accounting Officer   March 28, 2003
-----------------------------
    Mark A. Featherstone
      Global Controller

/s/  JOSEPH B. ANDERSON, JR.   Director                       March 28, 2003
-----------------------------
   Joseph B. Anderson, Jr.

             /s/               Director                       March   , 2003
-----------------------------
     Patricia C. Barron

   /s/  PETER A. BENOLIEL      Director                       March 28, 2003
-----------------------------
      Peter A. Benoliel

   /s/  DONALD R. CALDWELL     Director                       March 28, 2003
-----------------------------
     Donald R. Caldwell

   /s/  ROBERT E. CHAPPELL     Director                       March 28, 2003
-----------------------------
     Robert E. Chappell

    /s/  WILLIAM R. COOK       Director                       March 28, 2003
-----------------------------
       William R. Cook

   /s/  EDWIN J. DELATTRE      Director                       March 28, 2003
-----------------------------
      Edwin J. Delattre

 /s/  ROBERT P. HAUPTFUHRER    Director                       March 28, 2003
-----------------------------
    Robert P. Hauptfuhrer

     /s/  ROBERT H. ROCK       Director                       March 28, 2003
-----------------------------
       Robert H. Rock

                                 CERTIFICATION

I, Ronald J. Naples, the Chief Executive Officer of Quaker Chemical Corporation, certify that:

    1. I have reviewed this Annual Report on Form 10-K of Quaker Chemical Corporation;

    2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

    4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the Registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

       b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

       c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                                                         Signed:       /s/  RONALD J. NAPLES
                                                                                     ----------------------------------
                                                                             Name:            Ronald J. Naples
                                                                             Title:       Chief Executive Officer
                                                                                        Quaker Chemical Corporation

                                 CERTIFICATION

I, Michael F. Barry, the Chief Financial Officer of Quaker Chemical Corporation, certify that:

    1. I have reviewed this Annual Report on Form 10-K of Quaker Chemical Corporation;

    2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

    4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the Registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

       b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

       c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

    6. The Registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                                                         Signed:       /s/  MICHAEL F. BARRY
                                                                                     ----------------------------------
                                                                             Name:            Michael F. Barry
                                                                             Title:       Chief Financial Officer
                                                                                        Quaker Chemical Corporation

                          QUAKER CHEMICAL CORPORATION

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           Charged             Effect of
                                Balance at to Costs Write-Offs Exchange   Balance
                                Beginning    and    Charged to   Rate     at End
                                of Period  Expenses Allowance   Changes  of Period
                                ---------- -------- ---------- --------- ---------
                                              (Dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2002...   $5,155    $1,365    $(493)     $ 91     $6,118
Year ended December 31, 2001...   $2,960    $2,472    $(218)     $(59)    $5,155
Year ended December 31, 2000...   $1,133    $1,971    $(106)     $(38)    $2,960