Form 10-Q
period 2003-03-31
QUAKER CHEMICAL CORP
filed 2003-05-15
CIK 81362

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-7154

QUAKER CHEMICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-0993790 (I.R.S. Employer Identification No.)

One Quaker Park, 901 Hector Street, Conshohocken, Pennsylvania (Address of principal executive offices)	19428 – 0809 (Zip Code)

Registrant’s telephone number, including area code 610-832-4000

Not Applicable

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on April 30, 2003	9,355,206

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

Unaudited
(dollars in thousands)

	March 31, 2003	December 31, 2002 *

ASSETS
Current assets
Cash and cash equivalents	$12,044	$13,857
Accounts receivable, net	54,911	53,353
Inventories
Raw materials and supplies	12,996	11,342
Work-in-process and finished goods	12,673	12,294
Prepaid expenses and other current assets	14,529	12,827

Total current assets	107,153	103,673

Property, plant and equipment, at cost	117,569	113,207
Less accumulated depreciation	67,594	64,695

Net property, plant and equipment	49,975	48,512
Goodwill	22,308	21,927
Other intangible assets	5,639	5,852
Investments in associated companies	7,247	9,060
Deferred income taxes	10,545	10,609
Other assets	14,457	14,225

Total Assets	$217,324	$213,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$16,015	$12,205
Accounts and other payables	29,340	29,423
Accrued compensation	6,283	10,254
Other current liabilities	12,711	14,262

Total current liabilities	64,349	66,144
Long-term debt	16,590	16,590
Deferred income taxes	1,529	1,518
Other noncurrent liabilities	34,145	33,889

Total liabilities	116,613	118,141

Minority interest in equity of subsidiaries	8,489	7,662

Shareholders’ Equity
Common stock $1 par value; authorized 30,000,000 shares; issued (including treasury shares) 9,664,009 shares	9,664	9,664
Capital in excess of par value	720	626
Retained earnings	111,591	110,448
Unearned compensation	(1,087)	(1,245)
Accumulated other comprehensive (loss)	(24,483)	(27,078)

	96,405	92,415
Treasury stock, shares held at cost; 2003 - 310,720, 2002 - 324,109	(4,183)	(4,360)

Total shareholders’ equity	92,222	88,055

	$217,324	$213,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

*

Condensed from audited financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (dollars in thousands, except per share data)
	Three Months ended March 31,

	2003	2002

Net sales	$73,337	$59,927
Cost of goods sold	44,971	35,570

Gross margin	28,366	24,357
Selling, general and administrative expenses	22,685	20,024

Operating income	5,681	4,333
Other income, net	88	280
Interest expense	(350)	(419)
Interest income	211	253

Income before taxes	5,630	4,447
Taxes on income	1,858	1,423

	3,772	3,024
Equity in net income (loss) of associated companies	86	(17)
Minority interest in net income of subsidiaries	(751)	(649)

Net income	$3,107	$2,358

Per share data:
Net income - basic	$0.34	$0.26
Net income - diluted	$0.33	$0.26
Dividends declared	$0.21	$0.21
Based on weighted average number of shares outstanding:
Basic	9,270,775	9,154,303
Diluted	9,508,593	9,212,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows
For the Three Months ended March 31,

	Unaudited (dollars in thousands)

	2003	2002 *

Cash flows from operating activities
Net income	$3,107	$2,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,646	1,229
Amortization	215	82
Equity in net income of associated companies	(86)	17
Minority interest in earnings of subsidiaries	751	649
Deferred compensation and other postretirement benefits	77	(260)
Other, net	481	388
Increase (decrease) in cash from changes in current assets and current liabilities:
Accounts receivable, net	(399)	(2,471)
Inventories	(1,389)	981
Prepaid expenses and other current assets	(1,342)	(1,918)
Accounts payable and accrued liabilities	(5,927)	391
Change in restructuring liabilities	(699)	(865)

Net cash (used in) provided by operating activities	(3,565)	581

Cash flows from investing activities
Investments in property, plant and equipment	(2,113)	(1,527)
Dividends and distributions from associated companies	1,800	—
Payments related to acquisitions	—	(13,676)
Other, net	(40)	66

Net cash (used in) investing activities	(353)	(15,137)

Cash flows from financing activities
Net increase in short-term borrowings	3,791	11,994
Repayment of long-term debt	(7)	(30)
Dividends paid	(1,961)	(1,872)
Treasury stock issued	86	442
Distributions to minority shareholders	(213)	(497)

Net cash provided by financing activities	1,696	10,037

Effect of exchange rate changes on cash	409	(112)

Net (decrease) in cash and cash equivalents	(1,813)	(4,631)
Cash and cash equivalents at beginning of period	13,857	20,549

Cash and cash equivalents at end of period	$12,044	$15,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

*

Certain reclassifications of prior year data have been made to improve comparability.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2003 presentation. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 2002.

As part of the Company’s chemical management services, certain third party products are transferred to customers. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with clients. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third party products transferred under these arrangements and recorded net totaled $7,287 and $6,186 for the three months ended March 31, 2003 and 2002, respectively.

As previously disclosed, on March 1, 2002, the Company acquired certain assets and liabilities of United Lubricants Corporation (“ULC”) and on April 22, 2002, the Company acquired 100% of the outstanding stock of Epmar Corporation (“Epmar”). The allocation of purchase price of assets and liabilities recorded for the acquisitions are now final and did not materially change from the amounts disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2 – Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Certain Variable Interest Entities, (“VIEs”), which is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” FIN 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activities of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. FIN 46 is effective for interim periods beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently in the process of reviewing the provisions of FIN 46, particularly in relation to the Company’s real estate joint venture previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, to determine if the joint venture must be consolidated effective July 1, 2003.

Note 3 – Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, the Company continues to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The Company typically issues the majority of its stock options annually during the first quarter. Therefore, the Company expects there to be little to no pro-forma impact to earnings per share for the subsequent 2003 quarters. The following tables illustrate the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 as well as the assumptions used in the calculation for the three months ended March 31, :

	2003	2002

Net Income – as reported	$3,107	$2,358
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	489	537

Pro forma net income	$2,618	$1,821
Earnings per share:
Basic – as reported	$0.34	$0.26
Basic – pro forma	$0.28	$0.20
Diluted – as reported	$0.33	$0.26
Diluted – pro forma	$0.27	$0.20

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, :

	2003	2002

Dividend yield	3.9%	3.9%
Expected volatility	23.9%	23.9%
Risk-free interest rate	3.00%	3.00%
Expected life (years)	5	5

Note 4 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations for the three months ended March 31, :

	2003	2002

Numerator for basic EPS and diluted EPS– net income	$3,107	$2,358

Denominator for basic EPS–weighted average shares	9,271	9,154
Effect of dilutive securities, primarily employee stock options	238	59

Denominator for diluted EPS–weighted average shares and assumed conversions	9,509	9,213

Basic EPS	$.34	$.26
Diluted EPS	$.33	$.26

Note 5 – Business Segments

The Company’s reportable segments are as follows:

(1)

Metalworking process chemicals - products used as lubricants for various heavy industrial and manufacturing applications.

(2)

Coatings - temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3)

Other chemical products – other various chemical products.

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments for the three months ended March 31, :

	Metalworking Process Chemicals	Coatings	Other Chemical Products	Total

2003
Net sales	$66,983	$5,259	$1,095	$73,337
Operating income	13,089	1,305	276	14,670

2002
Net sales	$55,574	$3,552	$801	$59,927
Operating income	11,479	829	209	12,517

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes, for the three months ended March 31, is as follows:

	2003	2002

Total operating income for reportable segments	$14,670	$12,517
Non-operating expenses	(7,128)	(6,873)
Depreciation and amortization	(1,861)	(1,311)
Interest expense	(350)	(419)
Interest income	211	253
Other income, net	88	280

Consolidated income before taxes	$5,630	$4,447

Note 6 – Comprehensive Income

The following table summarizes comprehensive income for the three months ended March 31, :

	2003	2002

Net income	$3,107	$2,358
Foreign currency translation adjustments	2,595	(2,303)

Comprehensive income	$5,702	$55

Note 7 – Restructuring and Nonrecurring Expenses

In 2001, Quaker’s management approved restructuring plans to realign its organization and reduce operating costs. Quaker’s restructuring plans included the closure and sale of its manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges are provisions for the severance of 53 employees.

Restructuring and related charges of $5,854 were recognized in 2001. The charge comprised $2,644 related to employee separations, $2,613 related to facility rationalization charges and $597 related to abandoned acquisitions. Employee separation benefits under each plan varied depending on local regulations within certain foreign countries and included severance and other benefits. As of March 31, 2003, Quaker had completed 50 of the planned 53 employee separations under the 2001 plans. During the fourth quarter of 2002, the Company completed the sale of its U.K. manufacturing facility. Quaker closed this facility at the end of 2001. Quaker expects to substantially complete the initiatives contemplated under the restructuring plans, including the sale of its manufacturing facility in France, by the end of 2003.

Accrued restructuring balances, included in other current liabilities, as of March 31, 2003 and December 31, 2002 are as follows:

	Balance December 31, 2002	Payments	Currency translation and other	Balance March 31, 2003

Employee separations	$1,274	$(641)	$5	$638
Facility rationalization	869	(58)	(10)	801

Total	$2,143	$(699)	$(5)	$1,439

Note 8 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

	Metalworking process chemicals	Coatings	Total

Balance as of January 1, 2003	$14,658	$7,269	$21,927
Currency translation adjustments	381	—	381

Balance as of March 31, 2003	$15,039	$7,269	$22,308

Gross carrying amounts and accumulated  amortization for intangible assets as of March 31, 2003, are as follows:

	Gross carrying Amount	Accumulated Amortization

Amortized intangible assets Customer lists and rights to sell	$3,850	$491
Trademarks and patents	2,300	1,543
Formulations and product technology	1,420	218
Other	1,494	1,173

Total	$9,064	$3,425

Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2003	$842
For the year ended December 31, 2004	$692
For the year ended December 31, 2005	$684
For the year ended December 31, 2006	$684
For the year ended December 31, 2007	$277
For the year ended December 31, 2008	$189

Note 9 – Commitments and Contingencies

The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites. The Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. During the second quarter of 2000, it was discovered during an internal environmental audit that ACP had failed to properly report its air emissions. In response, an internal investigation of all environmental, health, and safety matters at ACP was conducted. ACP has voluntarily disclosed these matters to regulators and has taken steps to correct all environmental, health and safety issues discovered. In connection with these activities the Company recorded pre-tax charges totaling $500 and $1,500 in 2001 and 2000, respectively. The Company believes that the remaining potential-known liabilities associated with these matters ranges from approximately $900 to $1,600, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses, fines, penalties, and damages will not be incurred in excess of the amount reserved.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than its existing insurance policies. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on an initial analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $15 million (excluding the costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the

Company and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases have been handled to date by the subsidiary’s primary insurers who agreed to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have recently asserted that the aggregate limits of their policies have been exhausted. The subsidiary is challenging the applicability of these limits to the claims being brought against the subsidiary. The subsidiary has additional coverage under its excess policies. The Company believes, however, that if the coverage issues under the primary policies are resolved adversely to the subsidiary, the subsidiary’s insurance coverage will likely be exhausted within the next three to five years. As a result, liabilities in respect of claims not yet asserted may exceed coverage available to the subsidiary.

If the subsidiary’s insurance coverage were to be exhausted, claimants of the subsidiary may actively pursue claims against the Company because of the parent-subsidiary relationship. Although asbestos litigation is particularly difficult to predict, especially with respect to claims that are currently not being actively pursued against the Company, the Company does not believe that such claims would have merit or that the Company would be held to have liability for any unsatisfied obligations of the subsidiary as a result of such claims. After evaluating the nature of the claims filed against the subsidiary and the small number of such claims that have resulted in any payment, the potential availability of additional insurance coverage at the subsidiary level, the additional availability of the Company’s own insurance coverage and the Company’s strong defenses to claims that it should be held responsible for the subsidiary’s obligations because of the parent-subsidiary relationship, the Company believes that the inactive subsidiary’s liabilities will not have a material impact on the Company’s financial condition, cash flows or results of operations.

The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $12.0 million at March 31, 2003 from $13.9 million at December 31, 2002. The decrease resulted primarily from $3.6 million cash used in operating activities, $0.4 million cash used in investing activities, offset by $1.7 million cash provided by financing activities.

Net cash flows used in operating activities were $3.6 million in the first quarter of 2003 compared to cash flows provided by operating activities of $0.6 million in the same period of 2002. The decrease was primarily due to increased cash out flows of working capital accounts offset by higher net income, depreciation and amortization. Increased inventory levels were caused by higher business activity, higher raw material costs and the build up of additional inventory in Brazil to provide protection against foreign exchange rate differentials. Decreased cash flows from accounts payable and accrued liabilities were due to higher annual incentive compensation payments as well as timing related to higher levels of accounts payable. The change in cash flows from accounts receivable in the first quarter of 2002 is reflective of the generally poor economic conditions experienced by the Company’s customers in late 2001 and early 2002.

Net cash flows used in investing activities were $0.4 million in the first quarter of 2003 compared to $15.1 million in the same period of 2002. The decrease was primarily related to $13.7 million used in the first quarter of 2002 for the acquisition of certain assets and liabilities of United Lubricants Corporation (“ULC”). During the first quarter of 2003 the Company received a $1.8 million priority distribution from its real estate joint venture. The Company expects to receive an additional $2.2 million priority distribution later in 2003.

Expenditures for property, plant, and equipment totaled $2.1 million in the first quarter of 2003 compared to $1.5 million in the same period of 2002. The increase is primarily due to increased capital expenditures related to the Company’s ERP implementation, upgrades to the Company’s Conshohocken laboratory facility, and the timing of the Company’s 2002 acquisitions.

Net cash flows provided by financing activities were $1.7 million for the first quarter of 2003 compared with $10.0 million for the same period of the prior year. The net change was primarily due to $12.0 million of short-term borrowings incurred in the first quarter of 2002 primarily used to finance the ULC acquisition versus $3.8 million of short-term borrowings in 2003 used to fund working capital needs.

The Company believes that its balance sheet remains strong with a debt to total capital ratio of 26% as of the March 31, 2003 compared to 25% at the end of 2002 and 30% as of March 31, 2002. The Company further believes it is capable of supporting its operating requirements including pension plan contributions, payment of dividends to shareholders, possible acquisition and business opportunities, and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of First Quarter 2003 with First Quarter 2002

Consolidated net sales for the first quarter of 2003 were a record $73.3, a 22% increase compared to the first quarter of 2002. Foreign exchange rate translation and the timing of the Company’s 2002 acquisitions favorably impacted net sales for the quarter by approximately $2.0 million and $5.6 million respectively. Excluding the impact of foreign exchange rate translation and the timing of the Company’s 2002 acquisitions, net sales would have been $65.7 million or 9.6% above the prior year. A Non-GAAP measure of net sales, which excluded the impact of foreign exchange rate translation and the timing of the Company’s 2002 acquisitions, has been included because the Company believes it is helpful to the reader in comparing performance in the current year first quarter to the comparable period in the prior year. Net sales in all regions except Europe increased on a local currency basis demonstrating improvements in both volume and price/mix. Overall, Quaker realized somewhat of a rebound from the softness in the Company’s global markets experienced during the first quarter of 2002.

Cost of sales increased as a percentage of sales from 59.4% in the first quarter of 2002 to 61.3% in the first quarter of 2003. The increase is primarily a result of increased raw material costs and product mix. The Company expects raw material prices to be higher in 2003, especially in the first half, due to higher oil prices experienced earlier in the year.

Selling , general and administrative (SG&A) expenses increased $2.7 million over the first quarter of 2002. Timing of the Company’s 2002 acquisitions and foreign exchange rate translation accounted for approximately two thirds of the increase. As previously disclosed, increased costs such as pension, insurance, and the Company’s ERP implementation, accounted for the remaining increase.

Other income variance primarily reflects foreign exchange losses in the first quarter of 2003 compared with gains in the first quarter of 2002. Net interest expense is slightly below the prior year primarily due to decreased debt levels, lower borrowing rates and the impact of principal payments made on the Company’s higher rate long-term debt. Equity income is higher for the first quarter of 2003 compared to the first quarter of 2002, due to improved results of our real estate joint venture. Minority interest was higher for the first quarter of 2003 compared with the same period last year, primarily due to the purchase of a controlling interest in our South African joint venture, which was effective July 1, 2002.

The effective tax rate for 2003 is currently 33%, compared to 32% in the prior year. The effective tax rate is dependent on many internal and external factors, and is assessed by the Company on a regular basis.

Other Significant Items

As previously announced in the Company’s April 11, 2003 press release, Quaker has been awarded a series of multi-year contracts to provide chemical management services (CMS) for General Motors Powertrain manufacturing sites. These contracts will be implemented during the second quarter of 2003. In addition, Daimler-Chrysler has also recently awarded the Company a CMS contract for its Trenton Engine plant.

For 2003, the earnings impact due to the new CMS sites is expected to be immaterial due to transition and start-up costs, largely in the second quarter. Future profitability of the contracts will be based on Quaker’s ability to identify and implement cost reduction programs and product conversions. In addition, the new contracts will result in an increased investment of working capital estimated to be $4 million, although this amount will be dependent on the final terms negotiated with suppliers.

These new contracts will cause future income statements to show different relationships between margins and revenue than in the past. At the majority of current CMS sites, the Company effectively acts as an agent for the customer whereby it purchases chemicals from other companies and resells the product to the customer at little or no margin. The revenue and costs from these sales are reported on a net sales or “pass-through” basis. The structure of the new GM Powertrain site contracts is different in that the Company’s revenue received from the customer will be in the nature of a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, the Company will recognize in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold, the third party product purchases, which will substantially offset each other. This will result in a significant increase in the Company’s reported revenue, estimated to be approximately $35-$40 million on an annualized basis, income from which will be dependent upon Quaker’s ability to profitably manage these contracts, to identify and implement cost reduction programs and to implement product conversions.

In addition, the Company is currently negotiating similar contract structures for some of its existing CMS sites. It is possible that this will also require the Company to recognize an additional $10-$15 million in annualized sales starting in the second quarter.

The impact on gross margin due to these developments in CMS is estimated to be approximately 4 to 6 percentage points over the next several months. As the Company begins to implement cost reduction programs and product conversions, this should begin to reduce the negative gross margin impact.

Factors that May Affect our Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Report and other materials filed or to be filed by Quaker with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These Statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

•

Statements relating to our business strategy;

•

Our current and future results and plans; and

•

Statements that include the words “may,” “could,” “should,”

“would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions.

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources.

The risks and uncertainties that could impact the Company’s future operations and results include, but are not limited to, further downturns in our customers’ businesses, significant increases in raw material costs, worldwide economic and political conditions, the impact of SARS, foreign currency fluctuations, and future security alerts and terrorist attacks such as those that occurred on September 11, 2001. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Quaker is exposed to the impact of interest rates, foreign currency fluctuations, changes in commodity prices, and credit risk.

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information under the caption “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements beginning on pages 11 and 33, respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”). If interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker’s short-term borrowings. As of March 31, 2003, Quaker had $13.2 million of short-term borrowings compared to $9.3 million as of December 31, 2002.

Foreign Exchange Risk. A significant portion of Quaker’s revenues and earnings is generated by its foreign operations.

Incorporated by reference is the information concerning Quaker’s non-U.S. activities appearing in Note 11 of the Notes to Consolidated Financial Statements beginning on page 38 of the 2002 Form 10-K. All such subsidiaries use the local currency as their functional currency. Accordingly, Quaker’s financial results are affected by risks typical of global business such as currency fluctuations, particularly between the U.S. dollar, the Brazilian real and the E.U. euro. As exchange rates vary, Quaker’s results can be materially affected.

In the past, Quaker has used, on a limited basis, forward exchange contracts to hedge foreign currency transactions and foreign exchange options to reduce exposure to changes in foreign exchange rates. The amount of any gain or loss on these derivative financial instruments was immaterial. Quaker is not currently a party to any derivative financial instruments.

Commodity Price Risk. Many of the raw materials used by Quaker are commodity chemicals, and, therefore, Quaker’s earnings can be materially adversely affected by market changes in raw material prices. In certain cases, Quaker has entered into fixed-price purchase contracts having a term of up to one year. These contracts provide for protection to Quaker if the price for the contracted raw materials rises, however, in certain limited circumstances, Quaker will not realize the benefit if such prices decline. Quaker has not been, nor is it currently a party to, any derivative financial instrument relative to commodities.

Credit Risk. Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel industry where a number of bankruptcies occurred during recent years. In 2000, 2001, and early 2002, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory. Incorporated by reference is the information under the captions “Critical Accounting Policies and Estimates” and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 8 and 11 respectively, of the 2002 Form 10-K.

Item 4.

Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), based on their evaluation of such controls and procedures conducted within 90 days prior to the date hereof, are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses, subsequent to the date of our most recent evaluation. As previously disclosed, the Company is in the process of implementing a global ERP system. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

PART II.     OTHER INFORMATION

Items 1,2,3,4 and 5 of Part II are inapplicable and have been omitted.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits.

10(pp) – First Amendment between Quaker Chemical
Corporation and ABN Amro Bank N.V. dated March 25, 2003

99.1 – Certification of Ronald J. Naples Pursuant to
U.S. C. Section 1350

99.2 – Certification of Michael F. Barry Pursuant to
U.S. C. Section 1350

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter for which this report is filed.

* * * * * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)
/s/ MICHAEL F. BARRY

Michael F. Barry, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: May 15, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	Signed:	/s/ RONALD J. NAPLES

	Name:	Ronald J. Naples
	Title:	Chief Executive Officer Of Quaker Chemical Corporation

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	Signed:	/s/ MICHAEL F. BARRY

	Name:	Michael F. Barry
	Title:	Chief Financial Officer Of Quaker Chemical Corporation