Form 10-Q
period 2003-06-30
QUAKER CHEMICAL CORP
filed 2003-08-14
CIK 81362

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Number of Shares of Common Stock Outstanding on July 31, 2003	9,459,380

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (dollars in thousands, except par value)

	June 30, 2003	December 31, 2002 *

ASSETS
Current assets
Cash and cash equivalents	$15,098	$13,857
Accounts receivable, net	67,964	53,353
Inventories
Raw materials and supplies	13,352	11,342
Work-in-process and finished goods	14,739	12,294
Prepaid expenses and other current assets	12,298	12,827

Total current assets	123,451	103,673

Property, plant and equipment, at cost	123,125	113,207
Less accumulated depreciation	70,540	64,695

Net property, plant and equipment	52,585	48,512
Goodwill	24,155	21,927
Other intangible assets	5,771	5,852
Investments in associated companies	5,420	9,060
Deferred income taxes	10,566	10,609
Other assets	15,093	14,225

Total Assets	$237,041	$213,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$19,987	$12,205
Accounts and other payables	33,828	29,423
Accrued compensation	6,192	10,254
Other current liabilities	13,471	14,262

Total current liabilities	73,478	66,144
Long-term debt	16,620	16,590
Deferred income taxes	1,700	1,518
Other noncurrent liabilities	36,006	33,889

Total liabilities	127,804	118,141

Minority interest in equity of subsidiaries	9,585	7,662

Shareholders’ Equity
Common stock $1 par value; authorized 30,000,000 shares; issued (including treasury shares) 9,664,009 shares	9,664	9,664
Capital in excess of par value	1,174	626
Retained earnings	113,083	110,448
Unearned compensation	(931)	(1,245)
Accumulated other comprehensive (loss)	(20,410)	(27,078)

	102,580	92,415
Treasury stock, shares held at cost; 2003 – 213,566, 2002 - 324,109	(2,928)	(4,360)

Total shareholders’ equity	99,652	88,055

	$237,041	$213,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	Condensed from audited financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (dollars in thousands, except per share data)

	Three months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Net sales	$83,453	$69,457	$156,790	$129,384
Cost of goods sold	54,506	40,495	99,477	76,065

Gross margin	28,947	28,962	57,313	53,319
Selling, general and administrative expenses	23,223	23,279	45,908	43,303

Operating income	5,724	5,683	11,405	10,016
Other income (expense), net	447	(28)	535	252
Interest expense	(387)	(407)	(737)	(826)
Interest income	152	295	363	548

Income before taxes	5,936	5,543	11,566	9,990
Taxes on income	1,843	1,774	3,701	3,197

	4,093	3,769	7,865	6,793
Equity in net income of associated companies	169	201	255	184
Minority interest in net income of subsidiaries	(787)	(734)	(1,538)	(1,383)

Net income	$3,475	$3,236	$6,582	$5,594

Per share data:
Net income – basic	$0.37	$0.35	$0.71	$0.61
Net income – diluted	$0.36	$0.35	$0.69	$0.60
Dividends declared	$0.21	$0.21	$0.42	$0.42
Based on weighted average number of shares outstanding:
Basic	9,323,895	9,249,925	9,297,482	9,202,378
Diluted	9,671,578	9,308,678	9,593,466	9,262,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30,

	Unaudited (dollars in thousands)

	2003	2002

Cash flows from operating activities
Net income	$6,582	$5,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,394	2,327
Amortization	438	325
Equity in net income of associated companies	(255)	(184)
Minority interest in earnings of subsidiaries	1,538	1,383
Deferred compensation and other postretirement benefits	(382)	(329)
Pension and other, net	2,798	1,096
Increase (decrease) in cash from changes in current assets and current liabilities:
Accounts receivable, net	(11,380)	(4,532)
Inventories	(2,789)	(798)
Prepaid expenses and other current assets	1,204	(2,293)
Accounts payable and accrued liabilities	(2,467)	2,750
Change in restructuring liabilities	(866)	(1,167)

Net cash (used in) provided by operating activities	(2,185)	4,172

Cash flows from investing activities
Investments in property, plant and equipment	(4,859)	(5,060)
Dividends and distributions from associated companies	3,890	307
Payments related to acquisitions	(1,105)	(21,576)
Other, net	53	(9)

Net cash (used in) investing activities	(2,021)	(26,338)

Cash flows from financing activities
Net increase in short-term borrowings	7,747	22,009
Dividends paid	(3,924)	(3,802)
Treasury stock issued	1,697	2,404
Distributions to minority shareholders	(609)	(1,335)
Other, net	3	85

Net cash provided by financing activities	4,914	19,361

Effect of exchange rate changes on cash	533	572

Net increase (decrease) in cash and cash equivalents	1,241	(2,233)
Cash and cash equivalents at beginning of period	13,857	20,549

Cash and cash equivalents at end of period	$15,098	$18,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2003 presentation. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 2002.

As part of the Company’s chemical management services, certain third party products are transferred to customers. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third party products transferred where the Company acts as an agent and revenue is recorded net totaled $13,440 and $14,187 for the six months ended June 30, 2003 and 2002, respectively.

Note 2 – Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Certain Variable Interest Entities, (“VIEs”), which is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” FIN 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activities of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. FIN 46 is effective for interim periods beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has preliminarily determined that its real estate joint venture is a VIE and that the Company is not the primary beneficiary.

In January 2001, the Company contributed its Conshohocken, Pennsylvania property and buildings (the “Site”) to this real estate joint venture (the “Venture”) in exchange for a 50% interest in the Venture. The Venture did not assume any debt or other obligations of the Company. The Venture renovated certain of the existing buildings at the Site, as well as built new office space (the “Project”). In December 2000, the Company entered into an agreement with the Venture to lease approximately 38% of the Site’s available office space for a 15-year period commencing February 2002, with multiple renewal options. As of June 30, 2003, approximately 93% of the Site’s office space was under lease and the Site (including improvements thereon) was subject to encumbrances securing indebtedness of the Venture in the amount of $27,045. The Company has not guaranteed nor is it obligated to pay any principal, interest or penalties on the indebtedness of the Venture, even in the event of default by the Venture. At June 30, 2003, the Venture had property with a net book value of $26,412, total assets of $29,024, and total liabilities of $27,362.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, primarily as a result of decisions made by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133 and in connection with other FASB projects. This standard is generally effective prospectively for contracts and hedging relationships entered into or modified after June 30, 2003. The Company is currently evaluating the impact of this standard, but does not expect the adoption to have a material impact on the financial statements. The Company is not currently a party to any derivative financial instruments.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or mezzanine equity, by now requiring those same instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after

June 15, 2003. The Company is in the process of evaluating this standard, but does not expect the adoption to have a material impact on the financial statements.

Note 3 – Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, the Company continues to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. The following tables illustrate the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Net Income – as reported	$3,475	$3,236	$6,582	$5,594
Add: Stock-based employee compensation expense included in net income, net of related tax effects	(23)	174	152	275
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(115)	(302)	(334)	(505)

Pro forma net income	$3,337	$3,108	$6,400	$5,364

Earnings per share:
Basic – as reported	$0.37	$0.35	$0.71	$0.61
Basic – pro forma	$0.36	$0.34	$0.69	$0.58
Diluted – as reported	$0.36	$0.35	$0.69	$0.60
Diluted – pro forma	$0.35	$0.33	$0.67	$0.58

Note 4 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Numerator for basic EPS and diluted EPS– net income	$3,475	$3,236	$6,582	$5,594

Denominator for basic EPS–weighted average shares	9,324	9,250	9,297	9,202
Effect of dilutive securities, primarily employee stock options	348	59	296	60

Denominator for diluted EPS–weighted average shares and assumed conversions	9,672	9,309	9,593	9,262

Basic EPS	$.37	$.35	$.71	$.61
Diluted EPS	$.36	$.35	$.69	$.60

Note 5 – Business Segments

The Company’s reportable segments are as follows:

(1)	Metalworking process chemicals - products used as lubricants for various heavy industrial and manufacturing applications.
(2)	Coatings - temporary and permanent coatings for metal and concrete products and chemical milling maskants.
(3)	Other chemical products – other various chemical products.

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments for the six months ended June 30, :

	Metalworking Process Chemicals	Coatings	Other Chemical Products	Total

2003
Net sales	$142,974	$11,565	$2,251	$156,790
Operating income	25,751	3,016	438	29,205
2002
Net sales	$117,902	$9,383	$2,099	$129,384
Operating income	25,194	2,397	582	28,173

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes, for the six months ended June 30, is as follows:

	2003	2002

Total operating income for reportable segments	$29,205	$28,173
Non-operating expenses	(17,362)	(17,832)
Amortization	(438)	(325)
Interest expense	(737)	(826)
Interest income	363	548
Other income, net	535	252

Consolidated income before taxes	$11,566	$9,990

Note 6 – Comprehensive Income

The following table summarizes comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income	$3,475	$3,236	$6,582	$5,594
Foreign currency translation adjustments	4,073	2,746	6,668	443

Comprehensive income	$7,548	$5,982	$13,250	$6,037

Note 7 – Restructuring and Related Activities

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

Restructuring and related charges of $5,854 were recognized in 2001. The charge comprised $2,644 related to employee separations, $2,613 related to facility rationalization charges and $597 related to abandoned acquisitions. Employee separation benefits under each plan varied depending on local regulations within certain foreign countries and included severance and other benefits. As of June 30, 2003, Quaker had completed 50 of the planned 53 employee separations under the 2001 plans. During the fourth quarter of 2002, the Company completed the sale of its U.K. manufacturing facility. Quaker closed this facility at the end of 2001. Quaker expects to substantially complete the initiatives contemplated under the restructuring plans, including the sale of its manufacturing facility in France, by the end of 2003.

Accrued restructuring balances, included in other current liabilities, are as follows:

	Balance December 31, 2002	Payments	Currency translation and other	Balance June 30, 2003

Employee separations	$1,274	$(735)	$14	$553
Facility rationalization	869	(131)	11	749

Total	$2,143	$(866)	$25	$1,302

Note 8 – Business Acquisition

In May 2003, the Company acquired a range of cleaners, wet temper fluids and other products from KS Chemie, located in Dusseldorf, Germany for approximately $1,100. This acquisition strategically strengthens the Company’s global leadership position as a process fluids supplier to the steel industry. The Company recorded $345 of intangible assets comprised of product line technology to be amortized over a range of five to ten years. The Company also recorded $715 of goodwill, which was assigned to the Metalworking process chemicals segment. The pro forma results of operations have not been provided because the effects were not material.

Note 9 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

	Metalworking process chemicals	Coatings	Total

Balance as of January 1, 2003	$14,658	$7,269	$21,927
Goodwill additions	779	—	779
Currency translation adjustments	1,449	—	1,449

Balance as of June 30, 2003	$16,886	$7,269	$24,155

Gross carrying amounts and accumulated amortization for intangible assets as of June 30, 2003, are as follows:

	Gross carrying Amount	Accumulated Amortization

Amortized intangible assets
Customer lists and rights to sell	$3,850	$(602)
Trademarks and patents	2,300	(1,553)
Formulations and product technology	1,765	(278)
Other	1,513	(1,224)

Total	$9,428	$(3,657)

Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2003	$882
For the year ended December 31, 2004	$793
For the year ended December 31, 2005	$760
For the year ended December 31, 2006	$741
For the year ended December 31, 2007	$337
For the year ended December 31, 2008	$254

Note 10 – Debt

In June 2003, the Company entered into a $10,000 committed credit facility with a bank, which expires in June 2004. At the Company’s option, the interest rate for borrowings under the agreement may be based on the eurodollar rate plus a margin or the prime rate plus a margin. The provisions of the agreement require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of June 30, 2003. In July 2003, an amendment increased this committed credit facility to $15,000.

In June 2003, the Company entered into a $10,000 uncommitted demand credit facility, with a different bank. At the Company’s option, the interest rate for borrowings under the agreement may be based on the prime rate or the LIBOR rate plus a margin.

As a result of these agreements, the Company increased its credit facilities from $15,000 committed and $10,000 uncommitted at the end of March 2003 to its current position of $30,000 committed and $20,000 uncommitted. The Company had approximately $17,100 and $22,048 outstanding on its credit facilities as of June 30, 2003 and 2002, respectively.

Note 11 – Commitments and Contingencies

The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites. The Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. The Company believes that the remaining potential-known liabilities associated with these matters ranges from approximately $800 to $1,500, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses, fines, penalties, and damages will not be incurred in excess of the amount reserved.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than its existing insurance policies. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on an initial analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $15,000 (excluding the costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases have been handled to date by the subsidiary’s primary insurers who agreed to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have recently asserted that the aggregate limits of their policies have been exhausted. The subsidiary is challenging the applicability of these limits to the claims being brought against the subsidiary. The subsidiary has additional coverage under its excess policies. The Company believes, however, that if the coverage issues under the primary policies are resolved adversely to the subsidiary, the subsidiary’s insurance coverage will likely be exhausted within the next three to five years. As a result, liabilities in respect of claims not yet asserted may exceed coverage available to the subsidiary.

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

Note 12 – Subsequent Event

In July 2003, the Company acquired all of the outstanding stock of Eural S.r.l., a privately held company located in Tradate, Italy for $5,700. Eural manufactures a variety of specialty metalworking fluids primarily for the Italian market. The Company is currently assessing the allocation of the purchase price. Pro-forma results of operations have not been presented because the effects were not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $15.1 million at June 30, 2003 from $13.9 million at December 31, 2002. The increase resulted primarily from $2.2 million cash used in operating activities, $2.0 million cash used in investing activities, offset by $4.9 million cash provided by financing activities.

Net cash flows used in operating activities were $2.2 million in the first six months of 2003 compared to cash flows provided by operating activities of $4.2 million in the same period of 2002. The decrease was primarily due to increased cash out flows from working capital accounts offset by higher net income, depreciation and amortization expense. The change in cash flows from accounts receivable was primarily due to $6.7 million of sales attributable to the Company’s recently awarded chemical management services (CMS) contracts, which were effective May 1, 2003. Increased business activity as well as higher raw material costs accounted for the increased inventory levels. Increased cash flows from prepaid expenses and other current assets versus the prior year is primarily due to a $2.6 million refund related to a settlement from a tax audit at one of our foreign entities. The change in cash flows from accounts payable and accrued liabilities is due to higher annual incentive compensation payments as well as timing related to high levels of accounts payable at December 31, 2002.

Net cash flows used in investing activities were $2.0 million in the first six months of 2003 compared to $26.3 million in the same period of 2002. The decrease was primarily related to $21.6 million cash used in the first six months of 2002 for the acquisitions of United Lubricants Corporation (“ULC”) and Epmar Corporation (“Epmar”) versus $1.1 million used in 2003 for the acquisition of certain product lines from KS Chemie. Reference is made to Note 8 of the notes to condensed consolidated financial statements which appears in Item 1 of this Quarterly Report on Form 10-Q. In addition, the Company also received $4.2 million of priority cash distributions from its real estate joint venture in the first six months of 2003.

Net cash flows provided by financing activities were $4.9 million for the first six months of 2003 compared to $19.4 million for the same period of the prior year. The net change was primarily due to $22.0 million of short-term borrowings incurred in the first six months of 2002 used to finance the Company’s acquisitions of ULC and Epmar versus $7.7 of short-term borrowings in 2003 used to fund working capital needs.

In June 2003, the Company entered into a $10.0 million committed credit facility with a bank, which expires in June 2004. At the Company’s option, the interest rate for borrowings under the agreement may be based on the eurodollar rate plus a margin or the prime rate plus a margin. The provisions of the agreement require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of June 30, 2003. In July 2003, an amendment increased this committed credit facility to $15.0 million.

In June 2003, the Company entered into a $10.0 million uncommitted demand credit facility, with a different bank. At the Company’s option, the interest rate for borrowings under the agreement may be based on the prime rate or the LIBOR rate plus a margin.

As a result of these agreements, the Company has increased its credit facilities from $15.0 million committed and $10.0 million uncommitted at the end of March 2003 to its current position of $30.0 million committed and $20.0 million uncommitted. The Company had approximately $17.1 and $22.0 million outstanding on its credit facilities as of June 30, 2003 and 2002, respectively.

The Company believes that its balance sheet remains strong with a debt to total capital ratio of 27% at June 30, 2003 compared to 25% at the end of 2002 and 34% at June 30, 2002. The Company further believes it is capable of supporting its operating requirements including pension plan contributions, payment of dividends to shareholders, possible acquisition and business opportunities, and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of First Six Months 2003 with First Six Months 2002

Consolidated net sales for the first six months of the year increased to a record $156.8 million, up 21% from $129.4 million for the first six months of 2002. Foreign exchange rate translation and the timing of the Company’s 2002 acquisitions favorably impacted net sales by $6.3 million and $8.1 million, respectively. Year-to-date 2003 consolidated net sales also include $6.7 million from the Company’s recently awarded Chemical Management Services (CMS) contracts, which were effective May 1, 2003.

Gross margin as a percentage of sales declined from 41.2% for the first six months of 2002 to 36.6% for the first six months of 2003. As previously disclosed, the Company’s new CMS contracts result in a different relationship between margins and revenue than has applied in the past for the Company’s traditional product business. At the majority of current CMS sites, the Company effectively acts as an agent and records revenue and costs from these sales on a net sales or “pass-through” basis. The new CMS contracts have a different structure that results in the Company recognizing in reported revenue the gross revenue received from the CMS site customer, and in cost of goods sold the third party product purchases, which substantially offset each other. The negative impact on gross margin for the first half of 2003 is approximately 2 percentage points. The company expects the negative impact to gross margin in the second half of 2003, related to the new CMS contracts, to be approximately 4 to 5 percentage points. The remaining decline in gross margin as a percentage of sales was due to increased raw material costs, as well as product and regional sales mix. On a full year basis, the Company continues to expect raw material costs to be higher in 2003 versus 2002 in part due to the continued high oil prices. However, the Company also expects raw material prices to be somewhat more favorable in the second half of 2003 versus the first half of 2003.

Selling, general and administrative (SG&A) expenses for the first six months of 2003 increased $2.6 million from the first six months of 2002. Increases due to foreign exchange rates and the timing of the Company’s 2002 acquisitions were partially offset by reduced incentive compensation expense and cost containment efforts of the Company. Consistent with previous guidance, the Company expects increased SG&A costs for the full year 2003 partially due to increased costs associated with higher pension expense, insurance premiums and the Company’s ERP implementation.

The increase in other income primarily reflects a $0.3 million positive income impact related to $4.2 million ($1.8 million received in the first quarter of 2003 and $2.4 million received in the second quarter of 2003) of priority cash distributions received from the Company’s real estate joint venture during 2003. Interest expense is below the prior year primarily due to decreased average debt levels and lower borrowing rates. The decrease in interest income is due to lower interest income from the Company’s international affiliates. In the first half of 2002, the Company’s Brazilian entity had more cash, which was earning interest at a rate of nearly 20%. The Company made a mid-year 2002 decision to repatriate this cash to the U.S. due to the potential for the Real to weaken, which has resulted in decreased interest income in the first half of 2003.

The year-to-date 2003 effective tax rate is 32% compared to 32% in the prior year and down from 33% in the first quarter of 2003. The decrease in the effective tax rate compared to the first quarter of 2003 is primarily due to the Company’s favorable settlement of outstanding tax audits and appeal issues related to several foreign subsidiaries. The Company currently expects the effective tax rate will be 32% for the full 2003 year. However, the effective tax rate is dependent on many internal and external factors, and is assessed by the Company on a regular basis.

The increase in equity income for the first six months of 2003 is due to improved results from the Company’s real estate joint venture offset in part by the consolidation of the Company’s South African joint venture effective July 1, 2002 and a weaker performance from the Company’s Venezuelan affiliate. The increase in minority interest was primarily due to the consolidation of the Company’s South African joint venture.

Comparison of Second Quarter 2003 with Second Quarter 2002

Consolidated net sales for the second quarter of 2003 were a record $83.5, a 20% increase compared to the second quarter of 2002. Foreign exchange rate translation and the timing of the Company’s 2002 acquisitions favorably impacted second quarter 2003 net sales by $4.2 million and $2.5 million respectively. As noted above, second quarter 2003 sales include $6.7 million from the Company’s recently awarded CMS contracts.

Gross margin as a percentage of sales declined from 41.7% for the second quarter of 2002 to 34.7% for the second quarter of 2003. The Company’s new CMS contracts negatively impacted gross margin for the second quarter 2003 by approximately 3 percentage points. The remaining decline in gross margin as a percentage of sales was due to increased raw material costs, as well as product and regional sales mix.

Selling, general and administrative (SG&A) expenses for the quarter were essentially flat with the second quarter of 2002. Increases due to foreign exchange rates and the timing of the Company’s 2002 acquisitions were offset by reduced incentive compensation expense and cost containment efforts of the Company.

The increase in other income primarily reflects a $0.3 million positive income impact related to a $2.4 million priority cash distribution received from the Company’s real estate joint venture in the second quarter of 2003. Interest expense is slightly below the prior year primarily due to decreased average debt levels and lower borrowing rates. The decrease in interest income is due to lower interest income from the Company’s international affiliates. In the second quarter of 2002, the Company’s Brazilian entity had more cash, which was earning interest at a rate of nearly 20%. The Company made a mid-year 2002 decision to repatriate this cash to the U.S. due to the potential for the Real to weaken, which has resulted in decreased interest income in the second quarter of 2003.

The effective tax rate for the second quarter 2003 is 31% down from 32% in the second quarter of 2002 and 33% in the first quarter of 2003. The decrease in the effective tax rate is primarily due to the Company’s favorable settlement of outstanding tax audits and appeal issues related to several foreign subsidiaries.

The decrease in equity income for the second quarter of 2003 is primarily due to the consolidation of our South African joint venture effective July 1, 2002 and a weaker performance from our Venezuelan affiliate, offset in part by improved results from the Company’s real estate joint venture. The increase in minority interest was primarily due to the consolidation of the Company’s South African joint venture.

Other Significant Items

In May 2003, the Company acquired a range of cleaners, wet temper fluids and other products from KS Chemie, located in Dusseldorf, Germany for approximately $1.1 million. This acquisition strategically strengthens the Company’s global leadership position as a process fluids supplier to the steel industry. The Company recorded $0.3 million of intangible assets comprised of product line technology to be amortized over a range of five to ten years. The Company also recorded $0.7 million of goodwill, which was assigned to the Metalworking process chemicals segment.

In July 2003, the Company acquired all of the outstanding stock of Eural S.r.l., a privately held company located in Tradate, Italy for $5.7 million. Eural manufactures a variety of specialty metalworking fluids primarily for the Italian market. The Company is currently assessing the allocation of the purchase price.

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

The risks and uncertainties that could impact the Company’s future operations and results include, but are not limited to, further downturns in our customers’ businesses, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, and future security alerts and terrorist attacks such as those that occurred on September 11, 2001. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Quaker is exposed to the impact of interest rates, foreign currency fluctuations, changes in commodity prices, and credit risk.

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information under the caption “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements beginning on pages 11 and 33, respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”). If interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker’s short-term borrowings. As of June 30, 2003, Quaker had $17.1 million of short-term borrowings compared to $9.3 million as of December 31, 2002.

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

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)), based on their evaluation of such controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, are effective to reasonably assure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal controls. As previously disclosed, the Company is in the process of implementing a global ERP system. The Company completed its initial implementation of this system in the Netherlands during the fourth quarter of 2002. In the second quarter of 2003, the Company implemented the ERP system in its Spanish subsidiary. During the fourth quarter of 2003, the Company plans to implement the system in its US operations. By the end of 2003, subsidiaries representing more than 50% of consolidated revenue are expected to be operational on the global ERP system. Additional subsidiaries are planned to be implemented during 2004. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

PART II.        OTHER INFORMATION

Items 1,2,3, and 5 of Part II are inapplicable and have been omitted.

Item 4:	Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of the Company’s shareholders was held on May 14, 2003. At the meeting, management’s nominees, Donald R. Caldwell, Robert E. Chappell, William R. Cook, and Robert P. Hauptfuhrer were elected Class II Directors. Voting (expressed in number of votes) was as follows: Donald R. Caldwell, 23,331,952 votes for, 276,622 votes against or withheld, and no abstentions or broker non-votes; Robert E. Chappell, 23,483,314 votes for, 125,260 votes against or withheld, and no abstentions or broker non-votes; William R. Cook, 23,336,380 votes for, 272,194 votes against or withheld, and no abstentions or broker non-votes; Robert P. Hauptfuhrer, 23,493,071 votes for, 115,503 votes against or withheld, and no abstentions or broker non-votes.

In addition at the meeting, the shareholders approved the 2003 Director Stock Ownership Plan by a vote of 21,796,524 votes for, 1,101,170 votes against, 710,880 abstentions, and no broker non-votes.

In addition, at the Meeting, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants to examine and report on its financial statements for the year ending December 31, 2003 by a vote of 23,347,361 for, 161,498 votes against, 99,715 abstentions, and no broker non-votes.

Item 6:	Exhibits and Reports on Form 8-K

(a)        Exhibits.

10(qq)	– Credit Agreement between Registrant and PNC Bank, National Association in the amount of $10,000,000, dated June 19, 2003.

10(rr)	– Commercial Note between Registrant and National City Bank, National Association in the amount of $10,000,000, dated June 19, 2003.

31.1	– Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	– Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	– Certification of Ronald J. Naples Pursuant to U.S. C. Section 1350

32.2	– Certification of Michael F. Barry Pursuant to U.S. C. Section 1350

(b)        Reports on Form 8-K.

1. On May 5, 2003 the Company furnished on Form 8-K its First Quarter 2003 Press Release.

* * * * * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION (Registrant)
/s/ MICHAEL F. BARRY

Date: August 14, 2003	Michael F. Barry, officer duly authorized to sign this report, Vice President and Chief Financial Officer