Form 10-Q
period 2003-09-30
QUAKER CHEMICAL CORP
filed 2003-11-14
CIK 81362

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-7154

QUAKER CHEMICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-0993790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Quaker Park, 901 Hector Street, Conshohocken, Pennsylvania	19428 – 0809
(Address of principal executive offices)	(Zip Code)

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

Number of Shares of Common Stock Outstanding on October 31, 2003	9,576,713

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

Item 1. Financial Statements

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (dollars in thousands, except par value)
	September 30, 2003	December 31, 2002 *
ASSETS
Current assets
Cash and cash equivalents	$17,981	$13,857
Accounts receivable, net	73,953	53,353
Inventories
Raw materials and supplies	14,619	11,342
Work-in-process and finished goods	15,742	12,294
Prepaid expenses and other current assets	12,214	12,827

Total current assets	134,509	103,673

Property, plant and equipment, at cost	129,739	113,207
Less accumulated depreciation	72,650	64,695

Net property, plant and equipment	57,089	48,512
Goodwill	28,890	21,927
Other intangible assets	6,290	5,852
Investments in associated companies	5,736	9,060
Deferred income taxes	10,571	10,609
Other assets	15,734	14,225

Total Assets	$258,819	$213,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$28,991	$12,205
Accounts and other payables	35,420	29,423
Accrued compensation	7,317	10,254
Other current liabilities	15,326	14,262

Total current liabilities	87,054	66,144
Long-term debt	18,222	16,590
Deferred income taxes	1,744	1,518
Other noncurrent liabilities	37,004	33,889

Total liabilities	144,024	118,141

Minority interest in equity of subsidiaries	10,054	7,662

Shareholders’ Equity
Common stock $1 par value; authorized 30,000,000 shares; issued (including treasury shares) 9,664,009 shares	9,664	9,664
Capital in excess of par value	1,404	626
Retained earnings	115,216	110,448
Unearned compensation	(776)	(1,245)
Accumulated other comprehensive (loss)	(19,018)	(27,078)

	106,490	92,415
Treasury stock, shares held at cost; 2003 – 122,369, 2002 - 324,109	(1,749)	(4,360)

Total shareholders’ equity	104,741	88,055

	$258,819	$213,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	Condensed from audited financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (dollars in thousands, except per share data)
	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Net sales	$89,713	$73,268	$246,503	$202,652
Cost of goods sold	58,928	43,869	158,405	119,934

Gross margin	30,785	29,399	88,098	82,718
Selling, general and administrative expenses	24,459	22,697	70,367	66,000

Operating income	6,326	6,702	17,731	16,718
Other income (expense), net	295	942	830	1,194
Interest expense	(407)	(491)	(1,145)	(1,318)
Interest income	167	22	531	571

Income before taxes	6,381	7,175	17,947	17,165
Taxes on income	1,683	2,296	5,384	5,493

	4,698	4,879	12,563	11,672

Equity in net income of associated companies	215	130	470	314
Minority interest in net income of subsidiaries	(777)	(720)	(2,315)	(2,103)

Net income	$4,136	$4,289	$10,718	$9,883

Per share data:
Net income – basic	$0.44	$0.47	$1.15	$1.08
Net income – diluted	$0.42	$0.45	$1.11	$1.05
Dividends declared	$0.21	$0.21	$0.63	$0.63
Based on weighted average number of shares outstanding:
Basic	9,410,675	9,222,050	9,335,628	9,149,337
Diluted	9,856,783	9,453,208	9,687,346	9,433,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (dollars in thousands) For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$10,718	$9,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,246	3,571
Amortization	620	576
Equity in net income of associated companies	(470)	(314)
Minority interest in earnings of subsidiaries	2,315	2,103
Deferred compensation and other postretirement benefits	257	290
Pension and other, net	2,995	1,885
Increase (decrease) in cash from changes in current assets and current liabilities:
Accounts receivable, net	(14,460)	(3,375)
Inventories	(4,362)	(2,543)
Prepaid expenses and other current assets	1,587	(1,326)
Accounts payable and accrued liabilities	(2,235)	4,288
Change in restructuring liabilities	(908)	(1,763)

Net cash provided by operating activities	1,303	13,275

Cash flows from investing activities
Investments in property, plant and equipment	(7,820)	(7,642)
Dividends and distributions from associated companies	3,890	307
Payments related to acquisitions	(6,737)	(21,285)
Other, net	(117)	(443)

Net cash (used in) investing activities	(10,784)	(29,063)

Cash flows from financing activities
Net increase in short-term borrowings	16,686	23,121
Dividends paid	(5,909)	(5,756)
Treasury stock issued	3,106	2,618
Distributions to minority shareholders	(1,018)	(1,514)

Net cash provided by financing activities	12,865	18,469

Effect of exchange rate changes on cash	740	(186)

Net increase in cash and cash equivalents	4,124	2,495
Cash and cash equivalents at beginning of period	13,857	20,549

Cash and cash equivalents at end of period	$17,981	$23,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, except per share data)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2003 presentation. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 2002.

As part of the Company’s chemical management services, certain third party products are transferred to customers. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Revenue for third party products transferred where the company acts as an agent and revenue is recorded on a net basis totaled $19,834 and $20,363 for the nine months ended September 30, 2003 and 2002, respectively.

Note 2 – Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Certain Variable Interest Entities, (“VIEs”), which is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” FIN 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activities of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. FIN 46, as amended by FASB staff position (“FSP”) No. FIN 46-6, is effective for interim or annual periods ending after December 15, 2003 to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has determined that its real estate joint venture is a VIE and that the Company is not the primary beneficiary.

In January 2001, the Company contributed its Conshohocken, Pennsylvania property and buildings (the “Site”) to this real estate joint venture (the “Venture”) in exchange for a 50% interest in the Venture. The Venture did not assume any debt or other obligations of the Company. The Venture renovated certain of the existing buildings at the Site, as well as built new office space (the “Project”). In December 2000, the Company entered into an agreement with the Venture to lease approximately 38% of the Site’s available office space for a 15-year period commencing February 2002, with multiple renewal options. As of September 30, 2003, approximately 93% of the Site’s office space was under lease and the Site (including improvements thereon) was subject to encumbrances securing indebtedness of the Venture in the amount of $26,976. The Company has not guaranteed nor is it obligated to pay any principal, interest or penalties on the indebtedness of the Venture, even in the event of default by the Venture. At September 30, 2003, the Venture had property with a net book value of $26,510, total assets of $29,121, and total liabilities of $27,293.

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

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or mezzanine equity, by now requiring those same instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued FSP FAS 150-3, which delayed the effective date for certain provisions of SFAS 150 indefinitely. For the effective provisions of the standard, management has assessed the impact and determined there to be no material impact to the financial statements. For the deferred provisions, the Company does not expect the pending adoption to have a material impact on the financial statements.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Net Income – as reported	$4,136	$4,289	$10,718	$9,883
Add: Stock-based employee compensation expense included in net income, net of related tax effects	194	100	347	375
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(368)	(228)	(703)	(733)

Pro forma net income	$3,962	$4,161	$10,362	$9,525

Earnings per share:

Basic – as reported	$0.44	$0.47	$1.15	$1.08

Basic – pro forma	$0.42	$0.45	$1.11	$1.04

Diluted – as reported	$0.42	$0.45	$1.11	$1.05

Diluted – pro forma	$0.40	$0.44	$1.07	$1.01

Note 4 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator for basic EPS and diluted EPS– net income	$4,136	$4,289	$10,718	$9,883

Denominator for basic EPS–weighted average shares	9,411	9,222	9,336	9,149
Effect of dilutive securities, primarily employee stock options	446	231	351	284

Denominator for diluted EPS–weighted average shares and assumed conversions	9,857	9,453	9,687	9,433

Basic EPS	$.44	$.47	$1.15	$1.08

Diluted EPS	$.42	$.45	$1.11	$1.05

Note 5 – Business Segments

The Company’s reportable segments are as follows:

(1)	Metalworking process chemicals – products used as lubricants for various heavy industrial and manufacturing applications.

(2)	Coatings – temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3)	Other chemical products – other various chemical products.

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Metalworking Process Chemicals
Net Sales	$82,490	$65,809	$225,464	$183,711
Operating Income	13,444	13,800	39,195	38,994
Coatings
Net Sales	6,222	6,210	17,787	15,593
Operating Income	1,694	1,661	4,710	4,058
Other Chemical Products
Net Sales	1,001	1,249	3,252	3,348
Operating Income	94	302	532	884

Total
Net Sales	89,713	73,268	246,503	202,652
Operating Income	15,232	15,763	44,437	43,936
Non-operating expenses	(8,724)	(8,810)	(26,086)	(26,642)

Amortization	(182)	(251)	(620)	(576)

Interest expense	(407)	(491)	(1,145)	(1,318)

Interest income	167	22	531	571

Other income, net	295	942	830	1,194

Consolidated income before taxes	$6,381	$7,175	$17,947	$17,165

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

Note 6 – Comprehensive Income

The following table summarizes comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$4,136	$4,289	$10,718	$9,883
Unrealized gain on available-for-sale securities	197	—	197	—
Foreign currency translation adjustments	1,195	(2,865)	7,863	(2,422)

Comprehensive income	$5,528	$1,424	$18,778	$7,461

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

Restructuring and related charges of $5,854 were recognized in 2001. The charge comprised $2,644 related to employee separations, $2,613 related to facility rationalization charges and $597 related to abandoned acquisitions. Employee separation benefits under each plan varied depending on local regulations within certain foreign countries and included severance and other benefits. As of September 30, 2003, Quaker had completed 50 of the planned 53 employee separations under the 2001 plans. During the fourth quarter of 2002, the Company completed the sale of its U.K. manufacturing facility. Quaker closed this facility at the end of 2001. Quaker currently expects to substantially complete the initiatives contemplated under the restructuring plans, including the sale of its manufacturing facility in France, by early 2004.

Accrued restructuring balances, included in other current liabilities, are as follows:

	Balance December 31, 2002	Payments	Currency translation and other	Balance September 30, 2003
Employee separations	$1,274	$(758)	$12	$528
Facility rationalization	869	(150)	8	727

Total	$2,143	$(908)	$20	$1,255

Note 8 – Business Acquisition

In May 2003, the Company acquired a range of cleaners, wet temper fluids and other products from KS Chemie, located in Dusseldorf, Germany for approximately $1,100. This acquisition strategically strengthens the Company’s global leadership position as a process fluids supplier to the steel industry. The Company recorded $400 of intangible assets comprised of product line technology to be amortized over a range of five to ten years. The Company also recorded $600 of goodwill, which was assigned to the Metalworking process chemicals segment. The pro forma results of operations have not been provided because the effects were not material.

In July 2003, the Company acquired all of the outstanding stock of Eural S.r.l., a privately held company located in Tradate, Italy for $5,700. Eural manufactures a variety of specialty metalworking fluids primarily for the Italian market. The Company has preliminarily allocated approximately $3,050 to current assets; $3,150 to property, plant and equipment; $675 to intangible assets; $4,075 to current liabilities; $1,750 to non-current liabilities; and $4,650 to goodwill. Pro-forma results of operations have not been presented because the effects were not material.

Note 9 – Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter 2003 and no impairment charge was warranted. The changes in carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

	Metalworking process chemicals	Coatings	Total
Balance as of January 1, 2003	$14,658	$7,269	$21,927
Goodwill additions	5,310	—	5,310
Currency translation adjustments	1,653	—	1,653

Balance as of September 30, 2003	$21,621	$7,269	$28,890

Gross carrying amounts and accumulated amortization for intangible assets as of September 30, 2003, are as follows:

	Gross carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer lists and rights to sell	$3,850	$(665)
Trademarks and patents	2,379	(1,563)
Formulations and product technology	2,215	(341)
Other	1,694	(1,279)

Total	$10,138	$(3,848)

Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2003	$904
For the year ended December 31, 2004	$873
For the year ended December 31, 2005	$840
For the year ended December 31, 2006	$823
For the year ended December 31, 2007	$411
For the year ended December 31, 2008	$324

Note 10 – Debt

In June 2003, the Company entered into a $10,000 committed credit facility with a bank, which expires in June 2004. At the Company’s option, the interest rate for borrowings under the agreement may be based on the eurodollar rate plus a margin or the prime rate plus a margin. In July 2003, an amendment increased this committed credit facility to $15,000. The provisions of the agreement require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of September 30, 2003.

In June 2003, the Company entered into a $10,000 uncommitted demand credit facility, with a different bank. At the Company’s option, the interest rate for borrowings under this agreement may be based on the prime rate or the LIBOR rate plus a margin.

As a result of these agreements, the Company increased its credit facilities from $15,000 committed and $10,000 uncommitted at the end of March 2003 to its current position of $30,000 committed and $20,000 uncommitted. The Company had approximately $26,134 and $23,260 outstanding on its credit facilities as of September 30, 2003 and 2002, respectively.

Note 11 – Commitments and Contingencies

The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites. The Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. The Company believes that the remaining potential-known liabilities associated with these matters ranges from approximately $900 to $1,400, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses, fines, penalties, and damages will not be incurred in excess of the amount reserved.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than its existing insurance policies. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on an initial analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $15,000 (excluding the costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases have been handled to date by the subsidiary’s primary and excess insurers who agreed to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of the primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have recently asserted that the aggregate limits of their policies have been exhausted. The subsidiary is challenging the applicability of these limits to the claims being brought against the subsidiary. The subsidiary has additional coverage under its excess policies. The Company believes, however, that if the coverage issues under the primary policies are resolved adversely to the subsidiary, the subsidiary’s insurance coverage will likely be exhausted within the next three to four years. As a result, liabilities in respect of claims not yet asserted may exceed coverage available to the subsidiary.

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

Note 12 – Subsequent Events

In October 2003, the Company acquired the assets of the steel and food-grade lubricants business from the Cincinnati-Vulcan Company for approximately $8,800. This acquisition further strengthens Quaker’s global leadership supply position to the steel industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $18.0 million at September 30, 2003 from $13.9 million at December 31, 2002. The increase resulted primarily from $1.3 million cash and $12.9 million cash provided by operating activities and financing activities, respectively, offset by, $10.8 million cash used in investing activities.

Net cash flows provided by operating activities were $1.3 million in the first nine months of 2003 compared to cash flows provided by operating activities of $13.3 million in the same period of 2002. The decrease was primarily due to increased cash out flows from working capital accounts offset by higher net income, depreciation and amortization expense. The change in cash flows from accounts receivable was primarily due to increased business activity and $17.1 million of sales attributable to the Company’s recently awarded chemical management services (CMS) contracts, which were effective May 1, 2003. Increased business activity, including the Company’s new CMS contracts, as well as higher raw material costs accounted for the change in cash flows related to inventories. Increased cash flows from prepaid expenses and other current assets versus the prior year is primarily due to a $2.6 million refund related to a settlement from a tax audit at one of our foreign entities. The change in cash flows from accounts payable and accrued liabilities is due to higher annual incentive compensation payments as well as timing related to high levels of accounts payable at December 31, 2002.

Net cash flows used in investing activities were $10.8 million in the first nine months of 2003 compared to $29.1 million in the same period of 2002. The decrease was primarily related to $21.3 million cash used in the first nine months of 2002 for the acquisitions of United Lubricants Corporation (“ULC”) and Epmar Corporation (“Epmar”) versus the $6.8 million used in 2003 for the acquisition of certain product lines from KS Chemie and the acquisition of Eural, S.r.l. Reference is made to Note 8 of the notes to condensed consolidated financial statements which appears in Item 1 of this Quarterly Report on Form 10-Q. In addition, the Company also received $4.2 million of priority cash distributions from its real estate joint venture in the first nine months of 2003.

Net cash flows provided by financing activities were $12.9 million for the first nine months of 2003 compared to $18.5 million for the same period of the prior year. The net change was primarily due to changes in short-term borrowings. $23.1 million of short term borrowings were incurred in the first nine months of 2002 used to finance the Company’s acquisitions of ULC and Epmar versus $16.7 million in 2003 used to finance the KS Chemie and Eural acquisitions as well as to fund working capital needs.

In June 2003, the Company entered into a $10.0 million committed credit facility with a bank, which expires in June 2004. At the Company’s option, the interest rate for borrowings under the agreement may be based on the eurodollar rate plus a margin or the prime rate plus a margin. In July 2003, an amendment increased this committed credit facility to $15.0 million. The provisions of the agreement require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of September 30, 2003.

In June 2003, the Company entered into a $10.0 million uncommitted demand credit facility, with a different bank. At the Company’s option, the interest rate for borrowings under this agreement may be based on the prime rate or the LIBOR rate plus a margin.

As a result of these agreements, the Company has increased its credit facilities from $15.0 million committed and $10.0 million uncommitted at the end of March 2003 to its current position of $30.0 million committed and $20.0 million uncommitted. The Company had approximately $26.1 and $23.3 million outstanding on its credit facilities as of September 30, 2003 and 2002, respectively.

The Company believes that its balance sheet remains strong with a debt to total capital ratio of 31% at September 30, 2003 compared to 25% at the end of 2002 and 35% at September 30, 2002. The Company further believes it is capable of supporting its operating requirements including pension plan contributions, payment of dividends to shareholders, possible acquisition and business opportunities, capital expenditures and possible resolution of contingencies through internally generated funds supplemented with debt as needed.

Operations

Comparison of First Nine Months 2003 with First Nine Months 2002

Consolidated net sales for the first nine months of the year increased to a record $246.5 million, up 22% from $202.7 million for the first nine months of 2002. Foreign exchange rate translation and the timing of the Company’s 2002 and 2003 acquisitions favorably impacted net sales by $11.1 million and $9.5 million, respectively. Year-to-date 2003 consolidated net sales also include $17.1 million from the Company’s recently awarded Chemical Management Services (CMS) contracts, which were effective May 1, 2003. The remaining increase in net sales is primarily due to double digit growth in the Asia Pacific and South American regions offset by a decline in business in the U.S.

Gross margin as a percentage of sales declined from 40.8% for the first nine months of 2002 to 35.7% for the first nine months of 2003. As previously disclosed, the Company’s new CMS contracts have caused different relationships between margins and revenue than in the past. At the majority of current CMS sites, the Company effectively acts as an agent and records revenue and costs from these sales on a net sales or “pass-through” basis. The new CMS contracts have a different structure, which results in the Company recognizing in reported revenue the gross revenue received from the CMS site customer and in cost of goods sold the third party product purchases, which substantially offset each other. The negative impact to gross margin for the first nine months of 2003 is approximately 3 percentage points. The Company expects the negative impact to gross margin for the full year 2003, related to the new CMS contracts, to be approximately 4 to 5 percentage points. The remaining decline in gross margin as a percentage of sales was due to increased raw material costs, as well as product and regional sales mix. The Company had expected raw material costs to decline in the second half of 2003 due to the projected decline in world crude oil prices. However, the Company now expects raw material prices to remain at current levels in the near term.

Selling, general and administrative (SG&A) expenses for the first nine months of 2003 increased $4.4 million from the first nine months of 2002. Approximately $4.3 million of the increase is due to changes in foreign exchange rates and the Company’s acquisitions. The remainder of the increase is primarily due to higher pension costs and the Company’s continued implementation of its global ERP system partially offset by reduced incentive compensation expense.

The year-to-date decline in other income of approximately $0.4 million as compared to the first nine months of 2002 was primarily due to foreign exchange gains of approximately $0.6 million realized in 2002 as a result of the weakening of the Brazilian Real and its impact on the U.S. dollar denominated cash balances in Brazil. This decline was partially offset by a $0.3 million favorable impact related to the $4.2 million of priority cash distributions received from the Company’s real estate joint venture during the first half of 2003. Interest expense is below the prior year primarily due to decreased average debt levels and slightly lower borrowing rates.

The year-to-date 2003 effective tax rate is 30% compared to 32% in the prior year and in the first six months of 2003. The decrease in the effective tax rate is primarily due to the Company’s favorable settlement of outstanding tax audits and appeal issues related to several foreign subsidiaries. The Company currently anticipates that its effective tax rate will remain at 30% for the full 2003 year, and it is likely that the effective rate will return to more historic levels in future years.

The increase in equity income for the first nine months of 2003 is due to improved results from the Company’s real estate joint venture offset in part by the consolidation of the Company’s South African joint venture effective July 1, 2002. The increase in minority interest was primarily due to the consolidation of the Company’s South African joint venture.

Comparison of Third Quarter 2003 with Third Quarter 2002

Consolidated net sales for the third quarter of 2003 were a record $89.7, a 22% increase compared to the third quarter of 2002. Foreign exchange rate translation and the Company’s 2003 acquisitions favorably impacted third quarter 2003 net sales by $4.8 million and $1.3 million, respectively. Third quarter 2003 sales also include $9.7 million from the Company’s recently awarded CMS contracts. The remaining increase in net sales is primarily due to double-digit growth in the Asia Pacific and South American regions offset by a decline in business in the U.S.

Gross margin as a percentage of sales declined from 40.1% for the third quarter of 2002 to 34.3% for the third quarter of 2003. The Company’s new CMS contracts negatively impacted gross margin for the third quarter 2003 by approximately 4 percentage points. The remaining decline in gross margin as a percentage of sales was due to increased raw material costs, as well as product and regional sales mix.

Selling, general and administrative (SG&A) expenses for the quarter increased $1.8 million as compared to the third quarter of 2002. Approximately $1.4 million of the increase is due to foreign exchange rates and the Company’s 2003 acquisitions. Increases in other expenses, including pension and the Company’s continued rollout of its global ERP system, were largely offset by reduced incentive compensation expense.

The decrease in other income is primarily due to foreign exchange gains realized in 2002 as a result of the weakening of the Brazilian Real and its impact on the U.S. dollar denominated cash balances in Brazil. Interest expense is below the prior year due to decreased average debt levels and slightly lower borrowing rates. The increase in interest income is primarily due to higher interest income from the Company’s international affiliates such as Brazil.

The effective tax rate for the third quarter 2003 is 26% down from 32% in the third quarter of 2002. The decrease in the effective tax rate is primarily due to the Company’s favorable settlement of outstanding tax audits and appeal issues related to several foreign subsidiaries.

The increase in equity income for the third quarter of 2003 is primarily due to improved results from the Company’s real estate joint venture. Minority interest was essentially flat compared to the same period in the prior year.

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

In October 2003, the Company acquired the assets of the steel and food-grade lubricants business from the Cincinnati-Vulcan company for approximately $8.8 million. This acquisition further strengthens the Company’s global leadership supply position to the steel industry.

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

These forward looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control.

A major risk is that the Company’s demand is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production planning curtailments. Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, and terrorist attacks such as those that occurred on September 11, 2001. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed could also adversely affect us. Therefore, we caution you not to place undue reliance on our forward looking statements. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quaker is exposed to the impact of interest rates, foreign currency fluctuations, changes in commodity prices, and credit risk.

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Incorporated by reference is the information under the caption “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 of the Notes to Consolidated Financial Statements beginning on pages 11 and 33, respectively, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”). If interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have a material adverse effect on Quaker depending on the extent of Quaker’s short-term borrowings. As of September 30, 2003, Quaker had $26.1 million of short-term borrowings compared to $9.3 million as of December 31, 2002.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), based on their evaluation of such controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, are effective to reasonably assure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal controls. As previously disclosed, the Company is in the process of implementing a global ERP system. The Company completed its initial implementation of this system in The Netherlands during the fourth quarter of 2002. In the second quarter of 2003, the Company implemented the ERP system in its Spanish subsidiary. During the fourth quarter of 2003, the Company plans to implement the system in its US Operations. By the end of 2003, subsidiaries representing more than 50% of consolidated revenue are expected to be operational on the global ERP system. Additional subsidiaries are planned to be implemented during 2004 and 2005. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

PART II. OTHER INFORMATION

Items 1,2,3,4 and 5 of Part II are inapplicable and have been omitted.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1 –	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 –	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 –	Certification of Ronald J. Naples Pursuant to 18 U.S. C. Section 1350

32.2 –	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350

(b) Reports on Form 8-K.

1. On August 1, 2003 the Company furnished on Form 8-K its Second Quarter 2003 Press Release.

* * * * * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ MICHAEL F. BARRY
Michael F. Barry, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: November 14, 2003