Form 10-K
period 2003-12-31
QUAKER CHEMICAL CORP
filed 2004-03-12
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code (610) 832-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

State aggregate market value of common stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on June 30, 2003): $219,520,465.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: 9,623,150 shares of Common Stock, $1.00 Par Value, as of February 29, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement dated March 31, 2004 in connection with the Annual Meeting of Shareholders to be held on May 5, 2004 are incorporated into Part III.

PART I

As used in this Report, the terms “Quaker,” the “Company,” “we” and “our” refer to Quaker Chemical Corporation, its subsidiaries, and associated companies, unless the context otherwise requires.

Item 1.    Business.

General Description

Quaker develops, produces, and markets a broad range of formulated chemical specialty products for various heavy industrial and manufacturing applications and, in addition, offers and markets chemical management services (“CMS”). Quaker’s principal products and services include: (i) rolling lubricants (used by manufacturers of steel in the hot and cold rolling of steel and by manufacturers of aluminum in the hot rolling of aluminum); (ii) corrosion preventives (used by steel and metalworking customers to protect metal during manufacture, storage, and shipment); (iii) metal finishing compounds (used to prepare metal surfaces for special treatments such as galvanizing and tin plating and to prepare metal for further processing); (iv) machining and grinding compounds (used by metalworking customers in cutting, shaping, and grinding metal parts which require special treatment to enable them to tolerate the manufacturing process); (v) forming compounds (used to facilitate the drawing and extrusion of metal products); (vi) hydraulic fluids (used by steel, metalworking, and other customers to operate hydraulically activated equipment); (vii) technology for the removal of hydrogen sulfide in various industrial applications; (viii) chemical milling maskants for the aerospace industry and temporary and permanent coatings for metal and concrete products; (ix) construction products such as flexible sealants and protective coatings for various applications; and (x) programs to provide chemical management services. Individual product lines representing more than 10% of consolidated revenues for any of the past three years are as follows:

	2003	2002	2001
Rolling lubricants	23.2%	21.5%	22.9%
Machining and grinding compounds	14.3%	14.8%	15.2%
Chemical management services	10.9%	4.8%	5.4%
Hydraulic fluids	10.7%	12.7%	12.4%
Corrosion preventives	9.1%	10.4%	10.5%

A substantial portion of Quaker’s sales worldwide are made directly through its own employees and its CMS programs with the balance being handled through distributors and agents. Quaker employees visit the plants of customers regularly and, through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker’s existing products or by applying new formulations developed in Quaker’s laboratories. Generally, separate manufacturing facilities of a single customer are served by different personnel. Sales are generally recorded when products are shipped to customers and services earned. For products shipped on consignment, revenue is recorded upon usage by the customer. As part of the Company’s chemical management services, certain third party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with the customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third party products transferred under arrangements resulting in net reporting totaled $26.6 million, $28.3 million, and $20.7 million for 2003, 2002, and 2001, respectively. License fees and royalties are recorded when earned and are included in other income.

The business of the Company and its operating results are subject to certain risks, of which the principal ones are referred to in the following subsections.

Competition

The chemical specialty industry comprises a number of companies of similar size as well as companies larger and smaller than Quaker. Quaker cannot readily determine its precise position in every industry it serves. Based on information available to Quaker, however, it is estimated that Quaker holds a leading and significant global position (among a group in excess of 25 other suppliers) in the market for process fluids to produce sheet steel used in the production of hot and cold rolling of steel. Many competitors are in fewer and more specialized product classifications or provide different levels of technical services in terms of specific formulations for individual customers. Competition in the industry is based primarily on the ability to provide products that meet the needs of the customer and render technical services and laboratory assistance to customers and, to a lesser extent, on price.

Major Customers and Markets

During 2003, Quaker’s five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 24% of its consolidated net sales with the largest of these customers accounting for approximately 9% of consolidated net sales. A significant portion of Quaker’s revenues are realized from the sale of process fluids and services to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers. Furthermore, steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. Accordingly, the loss or closure of a steel mill of a significant customer can have a material adverse effect on Quaker’s business.

Raw Materials

Quaker uses over 500 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2003, only three raw materials (mineral oil and derivatives, animal fats and derivatives, and vegetable oils and derivatives) accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil is directly affected by the price of crude oil. Accordingly, significant fluctuations in the price of crude oil can have a material effect upon the Company’s business. Many of the raw materials used by Quaker are “commodity” chemicals, and, therefore, Quaker’s earnings can be affected by market changes in raw material prices. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business. Reference is made to disclosure contained in Item 7A of this Report.

Patents and Trademarks

Quaker has a limited number of patents and patent applications, including patents issued, applied for, or acquired in the United States and in various foreign countries, some of which may prove to be material to its business. Principal reliance is placed upon Quaker’s proprietary formulae and the application of its skills and experience to meet customer needs. Quaker’s products are identified by trademarks that are registered throughout its marketing area. Quaker makes little use of advertising but relies heavily upon its reputation in the markets which it serves.

Research and Development—Laboratories

Quaker’s research and development laboratories are directed primarily toward applied research and development since the nature of Quaker’s business require continual modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Research and development costs are expensed as incurred. Research and development expenses during 2003, 2002, and 2001 were $10.1 million, $9.1 million, and $8.9 million, respectively.

Quaker maintains quality control laboratory facilities in each of its manufacturing locations. In addition, Quaker maintains in Conshohocken, Pennsylvania, and Uithoorn, The Netherlands, laboratory facilities that are devoted primarily to applied research and development.

Most of Quaker’s subsidiaries and associated companies also have laboratory facilities. Although not as complete as the Conshohocken or Uithoorn laboratories, these facilities are generally sufficient for the requirements of the customers being served. If problems are encountered which cannot be resolved by local laboratories, such problems may be referred to the laboratory staff in Conshohocken or Uithoorn.

Regulatory Matters

In order to facilitate compliance with applicable Federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent environmental experts, as well as ongoing inspections by on-site personnel. Such inspections are addressed to operational matters, record keeping, reporting requirements, and capital improvements. In 2003, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $0.5 million compared to $0.5 million and $1.3 million in 2002 and 2001, respectively. In 2004, the Company expects to incur approximately $1.6 million for capital expenditures directed primarily to regulatory compliance. Incorporated by reference is the information contained in Note 14 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Number of Employees

On December 31, 2003, Quaker’s consolidated companies had 1,141 full-time employees of whom 497 were employed by the parent company and its U.S. subsidiaries and 644 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 148 people on December 31, 2003.

Product Classification

The Company’s reportable segments are as follows:

(1)  Metalworking process chemicals—products used as lubricants for various heavy industrial and manufacturing applications.

(2)  Coatings—temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3)  Other chemical products—other various chemical products.

Incorporated by reference is the information contained in Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Non-U.S. Activities

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. dollar, the E.U. euro, the Brazilian real, and other foreign currencies, and the impact of those currency fluctuations on the underlying economies. Incorporated by reference is the information contained in Item 7A of this Report and in Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Quaker on the Internet

Financial results, news and other information about Quaker can be accessed from the Company’s Web site at http://www.quakerchem.com. This site includes important information on products and services, financial reports, news releases, and career opportunities. The Company’s periodic and current reports, including exhibits and supplemental schedules filed therewith, and amendments to those reports, filed with the Securities and Exchange Commission (“SEC”) are available on the Company’s Web site, free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the SEC.

Factors that May Affect Our Future Results

(Cautionary Statements under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Report and other materials filed or to be filed by Quaker with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

•	statements relating to our business strategy;

•	our current and future results and plans; and

•	statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions.

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, oral or written forward-looking statements are also included in Quaker’s periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2003, and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in Quaker’s subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. A major risk is that the Company’s demand is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production shutdowns. Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, and terrorist attacks such as those that occurred on September 11, 2001. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed below could also adversely affect us. Therefore, we caution you not to place undue reliance on our forward-looking statements. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 2.    Properties.

Quaker’s corporate headquarters and a laboratory facility are located in Conshohocken, Pennsylvania. Quaker’s other principal facilities are located in Detroit, Michigan; Middletown, Ohio; Placentia, California; Uithoorn, The Netherlands; Santa Perpetua de Mogoda, Spain; Rio de Janeiro, Brazil; Tradate, Italy; and Wuxi, China. All the properties except Placentia, California are used by the metalworking segment and Placentia, California is used by the coatings segment. With the exception of the Conshohocken site, which is owned by a real estate joint venture of which Quaker is a 50% partner (the “Venture”), and the Placentia and Tradate sites, which are leased, all of these principal facilities are owned by Quaker and as of December 31, 2003 were mortgage free. Quaker also leases sales, laboratory, manufacturing, and warehouse facilities in other locations.

In January 2001, the Company contributed its Conshohocken, Pennsylvania property and buildings (the “Site”) to the Venture in exchange for a 50% interest in the Venture. The Venture did not assume any debt or other obligations of the Company. The Venture renovated certain of the existing buildings at the Site, as well as built new office space (the “Project”). In December 2000, the Company entered into an agreement with the Venture to lease approximately 38% of the Site’s available office space for a 15-year period commencing February 2002, with multiple renewal options. The Company believes the terms of this lease are no less favorable than the terms it would have obtained from an unaffiliated third party. As of December 31, 2003, approximately 93% of the Site’s office space was under lease and the Site (including improvements thereon) was subject to encumbrances securing indebtedness of the Venture in the amount of $26.9 million. The company has not guaranteed, nor is it obligated to pay, any principal, interest or penalties on the indebtedness of the Venture, even in the event of default by the Venture.

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

Quaker’s Villeneuve, France site is currently for sale. Quaker ceased manufacturing operations at this facility effective March 31, 2002. Production was consolidated into its facilities in Uithoorn, The Netherlands and Santa Perpetua de Mogoda, Spain. Sales, warehousing, and laboratory activities will continue at the Villeneuve site pending its sale.

Quaker’s aforementioned principal facilities (excluding Conshohocken) consist of various manufacturing, administrative, warehouse, and laboratory buildings. Substantially all of the buildings (including Conshohocken) are of fire-resistant construction and are equipped with sprinkler systems. All facilities are primarily of masonry and/or steel construction and are adequate and suitable for Quaker’s present operations. The Company has a program to identify needed capital improvements that are implemented as management considers necessary or desirable. Most locations have various numbers of raw material storage tanks ranging from 7 to 66 each with a capacity ranging from 1,000 to 82,000 gallons and processing or manufacturing vessels ranging in capacity from 15 to 16,000 gallons.

Each of Quaker’s 50% or less owned non-U.S. associated companies owns or leases a plant and/or sales facilities in various locations.

Item 3.    Legal Proceedings.

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters including environmental matters. Incorporated herein by reference is the information concerning pending asbestos-related litigation against an inactive subsidiary and amounts accrued associated with certain environmental investigatory and non-capital remediation costs in Note 14 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report. The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flow, or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the last quarter of the period covered by this Report.

Item 4(a).    Executive Officers of the Registrant.

Set forth below are the executive officers of the Company. Each of the executive officers other than Rex Curtis is elected annually to a one-year term. Mr. Curtis was elected to his position on January 1, 2004.

Name, Age, and Present Position with the Company	Business Experience During Past Five Years and Period Served as an Officer
Ronald J. Naples, 58 Chairman of the Board and Chief Executive Officer, and Director	Mr. Naples has served in his current position since 1997.

Joseph W. Bauer, 61 President and Chief Operating Officer	Mr. Bauer has served in his current position since 1998.

Michael F. Barry, 45 Chief Financial Officer and Treasurer and Vice President, Global Industry Leader, Industrial Metalworking and Coatings	Mr. Barry was elected Vice President and Global Industry Leader, Industrial Metalworking and Coatings in January 2004. Mr. Barry currently serves in this position as well as the Company’s Vice President, Chief Financial Officer and Treasurer, a position which he has held since 1998.

D. Jeffry Benoliel, 45 Vice President, Secretary and General Counsel	Mr. Benoliel was elected Vice President and General Counsel in January 2001. He was elected Corporate Secretary of the Company in May 1998, in addition to being Director, Corporate Legal Affairs, a position he held since May 1996. Mr. Benoliel is the son of Peter A. Benoliel, a Director of the Company.

José Luiz Bregolato, 58 Vice President and Managing Director—South America	Mr. Bregolato has served in his current position since 1993.

Ian F. Clark, 59 Vice President and Global Industry Leader—Metalworking/ Chemical Management Services	Mr. Clark has announced his decision to retire, effective March 31, 2004. He assumed his current position in January 2001. From March 1999 to December 2002, he was Vice President and Global Industry Leader—Steel/Fluid Power. Prior to joining the Company in March 1999, he was employed by Ciba Specialty Chemicals Corporation where he was Vice President-Sales and Marketing, U.S. Pigments Division from 1990 to 1998 and, in addition, was General Manager for one of its global pigment segments from 1996 to 1998.

Rex Curtis, 45 Vice President and Global Industry Leader—Automotive Metalworking	Mr. Curtis was elected to his current position in January 2004. From June 2001 through December 2003, he was the Company’s Director—Global Business Segment Manager—Automotive Metalworking. Mr. Curtis joined the Company in November 1999 as the North American Sales Manager—Automotive Metalworking and remained in such position through May 2001. Prior to joining the Company he was President—Vulcan Oil Company from 1992 to November 1999.

Stephen D. Holland, 56 Vice President—Human Resources	Mr. Holland was elected to his current position in May 2003. Prior to joining the Company in May 2003, he was Vice President—Human Resources for the Aerospace Group of Teleflex Inc. from 1993 to September 2002.

Name, Age, and Present Position with the Company	Business Experience During Past Five Years and Period Served as an Officer
Mark Harris, 49 Vice President and Global Industry Leader—Steel/Fluid Power	Mr. Harris was elected to his current position in January 2001. From 1996 until he assumed his current position, Mr. Harris was Regional Industry Manager for the Company’s Steel/Fluid Power business in Europe, the Middle East, and Africa.

Wilbert Platzer, 42 Vice President—Worldwide Operations	Mr. Platzer was elected to his current position in January 2001. From March 1996 to June 1999, he was Managing Director of Quaker Chemical B.V., the Company’s Dutch affiliate, and, from July 1999 until he assumed his current position, he was Director of Operations—Europe.

Irving H. Tyler, 45 Vice President—Information Services and Chief Information Officer	Mr. Tyler was elected to his current position in January 2001. From July 1999 through December 2000, he was the Company’s Director of Information Services and Chief Information Officer and was the Company’s European Controller from August 1997 to June 1999.

Mark A. Featherstone, 42 Global Controller	Mr. Featherstone joined the Company in May 2001 as Global Controller. Previously, he was Senior Vice President-Finance and Controller at Internet Partnership Group from April 2000 to March 2001, and Director of Financial Policies and Projects at Coty Inc. from May 1996 to March 2000.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol KWR. The following table sets forth, for the calendar quarters during the past two years, the range of high and low sales prices for the common stock as reported on the NYSE composite table (amounts rounded to the nearest penny), and the quarterly dividends declared and paid:

	Price Range				Dividends Declared		Dividends Paid
	2003		2002
	High	Low	High	Low	2003	2002	2003	2002
First quarter	$23.46	$18.07	$25.50	$19.84	$.21	$.21	$.21	$.205
Second quarter	26.38	20.31	24.90	20.51	.21	.21	.21	.21
Third quarter	28.50	22.29	25.00	18.32	.21	.21	.21	.21
Fourth quarter	30.75	23.44	23.68	18.22	.21	.21	.21	.21

As of January 16, 2004 there were 799 shareholders of record of the Company’s common stock, its only outstanding class of equity securities.

Reference is made to the information appearing under the caption “Equity Compensation Plans” in Item 12 of this Report, which is incorporated herein by this reference.

Item 6.	Selected Financial Data.

The following table sets forth selected financial information for the Company and its consolidated subsidiaries:

	2003	2002	2001(1)	2000(2)	1999(3)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Net sales	$340,192	$274,521	$251,074	$267,570	$265,671
Income before taxes, equity income and minority interest	24,118	24,318	14,430	26,486	27,151
Net income	14,833	14,297	7,665	17,163	15,651
Per share:
Net income-basic	$1.58	$1.56	$.85	$1.94	$1.76
Net income-diluted	1.52	1.51	.84	1.93	1.74
Dividends declared	.84	.84	.82	.80	.77
Dividends paid	.84	.835	.82	.79	.765
Financial Position:
Working capital	$37,719	$37,529	$47,424	$52,981	$51,584
Total assets	287,347	213,858	179,666	188,239	182,213
Long-term debt	15,827	16,590	19,380	22,295	25,122
Shareholders’ equity	112,352	88,055	80,899	84,907	81,199

(1)	The results of operations for 2001 include restructuring charges of $4,039 after-tax; an additional provision for doubtful accounts related to the poor financial condition of certain customers of $1,380 after-tax; an environmental charge of $345 after-tax; and organizational structure charges of $184 after-tax.
(2)	The results of operations for 2000 include an additional provision for doubtful accounts related to the poor financial condition of certain customers of $1,154 after-tax; a net gain on exit of businesses of $1,016 after-tax; and an environmental charge of $1,035 after-tax.
(3)	The results of operations for 1999 include a net restructuring credit of $188 after-tax.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services for various heavy industrial and manufacturing applications around the globe, with significant sales to the steel and automotive industries. Our strategies and initiatives flow from three business imperatives: (1) sell customer solutions—value—not just fluids, (2) operate as a globally integrated whole and (3) harness the power of our global knowledge and learning. Success factors critical to the Company’s business include successfully differentiating ourselves from our competition, operating efficiently as a globally integrated whole, and increasing market share, customer penetration and profitability through internally developed programs and strategic acquisitions.

The Company operates in mature businesses, which are driven by demand for consumer durables and are therefore subject to the vulnerabilities of a cyclical economy. 2003 proved a difficult operating environment as it relates to demand. The Company experienced softness in sheet steel demand in the U.S. and Europe, two regions critical to our financial results. The Company’s leading share position in those regions makes it a target for competition as our customers may see a need to establish second source suppliers. Also in 2003, the Company did see increased competitive activity in its European market resulting in a net loss of business and slight decrease in market share. Despite this difficult environment, the Company’s Asian and South American regions saw strong growth. As we enter 2004, the competitive pressures and the challenges they present remain, but we still expect growth in our steel business primarily out of the Asian and South American markets.

In 2003, the Company experienced significant revenue growth in its chemical management services (CMS) with the award of new CMS contracts in the North America automotive market. The profitability of this new business is dependent on the Company’s ability to identify and implement cost reduction programs and to achieve product conversions. During 2004, the Company expects to achieve increased profitability from this business as cost reductions and product conversions are achieved.

The Company continually looks for acquisitions that are a tight fit in terms of products, strategic customers or complementary technology and therefore help to build market share or increase customer penetration. In the past two years the Company has made five such acquisitions adding approximately $14.0 million of incremental revenues in 2003. Although modest in size, these acquisitions have helped solidify the Company’s core business through increased product breadth and customer penetration and have and are expected to continue to contribute to revenues and earnings.

A significant amount of the revenue growth in 2003 can be attributed to CMS, acquisitions, and foreign exchange. CMS and the acquisitions have different margin characteristics and did not contribute significantly to earnings. In addition, the Company in 2003 experienced significantly higher raw material costs and administrative expenses. This resulted in only a small increase in earnings year over year. As the Company exited 2003, the pricing in its key raw material markets, specifically crude oil-based, animal fat and vegetable oil derivatives, were at four-year highs. The Company does not believe this trend will reverse in the short term, and there is a risk of even higher raw material prices in 2004, particularly, crude oil. In addition, the Company experienced increases in administrative costs in 2003 related to pension, insurance, its global enterprise resource planning system (“ERP”) implementation and compliance with new governance regulations under the Sarbanes-Oxley Act. The Company again expects to see higher costs in 2004 for these items, in particular costs related to Sarbanes-Oxley compliance.

Despite these trends, the Company grew both revenue and net income and remained committed to its long-term strategic actions. The Company completed three tight-fit acquisitions in 2003 and advanced customer penetration through major new CMS contracts, all of which are expected to contribute to future growth. The Company continues to invest in its ERP to further its initiative of operating as a globally integrated whole. The Company’s balance sheet remains strong, and the Company extended its dividend record to 31 consecutive years of increases.

Critical Accounting Policies and Estimates

Quaker’s discussion and analysis of its financial condition and results of operations are based upon Quaker’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Quaker to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Quaker evaluates its estimates, including those related to customer sales incentives, product returns, bad debts, inventories, property, plant, and equipment, investments, intangible assets, income taxes, financing operations, restructuring, accrued incentive compensation plans, pensions and other postretirement benefits, and contingencies and litigation. Quaker bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Quaker believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:

1.  Accounts receivable and inventory reserves and exposures—Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. Further, a significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel industry, where a number of bankruptcies occurred during recent years. Through 2003, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. These matters may increase the Company’s exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realization of recorded accounts receivable or returned inventory.

2.  Environmental and litigation reserves—Accruals for environmental and litigation matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. Environmental costs and remediation costs are capitalized if the costs extend the life, increase the capacity or improve the safety or efficiency of the property from the date acquired or constructed, and/or mitigate or prevent contamination in the future. Estimates for accruals for environmental matters are based on a variety of potential technical solutions, governmental regulations and other factors, and are subject to a large range of potential costs for remediation and other actions. A considerable amount of judgment is required in determining the most likely estimate within the range, and the factors determining this judgment may vary over time. Similarly, reserves for litigation and similar matters are based on a range of potential outcomes and require considerable judgment in determining the most probable outcome. If no amount within the range is considered more probable than any other amount, the Company accrues the lowest amount in the range in accordance with generally accepted accounting principles. An inactive subsidiary of the Company is involved in asbestos litigation. If the Company ever concludes that it is probable it will be liable for any of the obligations of such subsidiary, then it will record the associated liabilities if they can be reasonably estimated. The Company will reassess this situation periodically in accordance with SFAS No. 5, “Accounting for Contingencies.” See Note 14 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

3.  Realizability of equity investments—Quaker holds equity investments in various domestic and foreign companies, whereby it has the ability to influence, but not control, the operations of the entity and its future results. Quaker records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments, or devaluation of foreign currencies could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value. These factors may result in an impairment charge in the future.

4.  Tax exposures and valuation allowances—Quaker records expenses and liabilities for taxes based on estimates of amounts that will be ultimately determined to be deductible in tax returns filed in various jurisdictions. The filed tax returns are subject to audit, often several years subsequent to the date of the financial statements. Disputes or disagreements may arise during audits over the timing or validity of certain items or deductions, which may not be resolved for extended periods of time. Quaker establishes reserves for potential tax audit and other exposures as transactions occur and reviews these reserves on a regular basis; however, actual exposures and audit adjustments may vary from these estimates. Quaker also records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Quaker has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Quaker were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Quaker determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries since it is the Company’s intention to continue to reinvest these earnings in those subsidiaries for working capital and expansion needs. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of tax credits.

5.  Restructuring liabilities—Restructuring charges may consist of charges for employee severance, rationalization of manufacturing facilities and other items. In 2001, Quaker recorded restructuring and other exit costs, including involuntary termination of certain employees, in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Certain of these items, particularly those involving impairment charges for assets to be sold or closed, require significant estimates and assumptions in terms of estimated sale proceeds, date of sale, transaction costs and other matters, and these estimates can change based on market conditions and other factors. In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullified EITF Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The principal difference between SFAS No. 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs is recognized at the date of an entity’s commitment to an exit plan.

6.  Goodwill and other intangible assets—Goodwill and other intangible assets are evaluated in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets, which do not have indefinite lives, are recorded at fair value and amortized over a straight-line basis based on third party valuations of the assets. Goodwill and intangible assets, which have indefinite lives, are no longer amortized and are required to be assessed at least annually for impairment. The Company compares the assets’ fair value to its carrying value primarily based on future discounted cash flows in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. The Company completed its annual impairment assessment as of the end of the third quarter 2003 and no impairment charge was warranted.

7.  Postretirement benefits—The Company provides certain pension and other postretirement benefits to employees and retirees. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required valuations to determine benefit expense and, if necessary, non-cash charges to equity for additional minimum pension liabilities. Critical assumptions used in the actuarial valuation include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return on assets. If different assumptions were used, additional pension expense or charges to equity might be required. For 2003, the Company incurred such a non-cash charge to equity of $2.2 million. The Company’s pension plan year-end is November 30, which serves as the measurement date.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Certain Variable Interest Entities, (“VIEs”), which is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” FIN 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activities of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. FIN 46, as revised by FIN 46 (revised December 2003), is effective for public entities that have interests in VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has determined that its real estate joint venture is a VIE and that the Company is not the primary beneficiary. See also Note 3 of Notes to Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or mezzanine equity, by now requiring those same instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) FAS 150-3, which delayed the effective date for certain provisions of SFAS 150 indefinitely. For the effective provisions of the standard, management has assessed the impact and determined there to be no material impact to the financial statements. For the deferred provisions, the Company does not expect the pending adoption to have a material impact on the financial statements.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes. It further states, that if this division is required, the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods that begin after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements,” and updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting guidance. The Company had previously adopted the necessary changes incorporated into SAB 104, which did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2003, the FASB revised Statement No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard mandates additional disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis (collectively, the “Amended Disclosures”). Compliance with the Amended Disclosures is effective for fiscal periods beginning after December 15, 2003, and has been incorporated into Note 7 of the Notes to Consolidated Financial Statements. Interim period disclosures will be required to be made by the Company commencing in the first quarter of 2004.

On January 12, 2004 the FASB issued FSP No. FAS 106-1, which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). On December 8, 2003, President Bush signed the Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a Federal subsidy to companies which sponsor retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted under FSP No. 106-1, the Company did not reflect the effects of this Act in its consolidated financial statements and accompanying notes. Specific authoritative guidance on the accounting for the Federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. The Company is currently assessing the impact of the Act.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $21.9 million at December 31, 2003 from $13.9 million at December 31, 2002. The increase is primarily from $8.4 million provided by operating activities and $22.0 million provided by financing activities, offset in part by $24.4 million used in investing activities.

Net cash flow provided by operating activities was $8.4 million in 2003 compared to $24.4 million in 2002. This decrease primarily resulted from increased working capital needs associated with the Company’s recently awarded CMS contracts, effective May 1, 2003.

Net cash used in investing activities was $24.4 million in 2003 compared to $30.3 million in 2002. Dividends and distributions from associated companies increased $3.6 million in 2003, and were driven by priority distributions received from the Company’s real estate joint venture. The Company paid $16.0 million for 2003 acquisitions versus $21.3 million for 2002 acquisitions. Proceeds from the disposition of assets were significantly higher in 2002, reflective of the sale of the Company’s U.K. manufacturing facility which was completed in the fourth quarter of 2002.

Expenditures for property, plant, and equipment increased to $12.6 million in 2003 from $10.8 million in 2002. Capital expenditures in 2003 included $4.1 million for the renovation of the Company’s U.S. laboratory facility and $3.1 million for the Company’s global ERP implementation. The remaining capital expenditures related to upgrades of manufacturing capabilities at various locations, with $0.5 million spent for environmental and regulatory compliance in both 2003 and 2002. For 2004, the Company expects capital expenditures to be approximately $10.0 million as most of the lab renovation is complete and the Company expects limited capital being spent towards our global ERP implementation.

In January 2001, the Company contributed its Conshohocken, Pennsylvania property and buildings (the “Site”) to a real estate joint venture (the “Venture”) in exchange for a 50% interest in the Venture. The Venture did not assume any debt or other obligations of the Company. The Venture renovated certain of the existing buildings at the Site, as well as built new office space. In December 2000, the Company entered into an agreement with the Venture to lease approximately 38% of the Site’s available office space for a

15-year period commencing February 2002, with multiple renewal options. During 2003, the Company received priority cash distributions, which reduced the Company’s investment balance to $0. As of December 31, 2003, approximately 93% of the Site’s office space was under lease and the Site (including improvements thereon) was subject to encumbrances securing indebtedness of the Venture in the amount of $26.9 million. The Company has not guaranteed nor is it obligated to pay any principal, interest or penalties on the indebtedness of the Venture, even in the event of default by the Venture. At December 31, 2003, the Venture had property with a net book value of $27.2 million, total assets of $29.0 million, and total liabilities of $27.2 million.

Net cash flows provided by financing activities were $22.0 million in 2003 versus a $1.3 million use of cash in 2002. The increase in cash provided by financing activities was as a result of increased short-term borrowings in order to fund current year acquisitions and working capital needs primarily associated with the Company’s new CMS contracts.

The Company increased its principal credit facilities from $15.0 million committed and $10.0 million uncommitted at the end of March 2003 to its current position of $30.0 million committed and $20.0 million uncommitted. The Company had approximately $39.8 million and $8.9 million outstanding on these credit facilities as of December 31, 2003 and 2002, respectively. The provisions of the agreements require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2003 and 2002. Under its most restrictive covenants the Company can borrow an additional $38.1 million as of December 31, 2003. The Company believes that it is capable of renewing its current credit facilities, on an annual basis, or obtaining additional borrowing capacity on competitive terms. Following are the details of the company’s individual facilities.

In April 2002, the Company entered into a $20.0 million committed credit facility, with a bank, with an expiration date of April 2003. In March 2003, the Company replaced its $20.0 million committed credit facility with another facility with the same lender of $15.0 million, which expires in December 2004. At the Company’s option, the interest rate for borrowings under the agreement may be based on the lender’s cost of funds plus a margin, LIBOR plus a margin, or on the prime rate. Further, in April 2002, the Company entered into a $10.0 million uncommitted demand credit facility with the same lender under similar terms. A total of $19.8 million in borrowings under these facilities was outstanding at December 31, 2003, at an average borrowing rate of approximately 2.1%.

In June 2003, the Company entered into a $10.0 million committed credit facility with another bank, which expires in June 2004. At the Company’s option, the interest rate for borrowings under the agreement may be based on the euro dollar rate plus a margin or the prime rate plus a margin. In July 2003, an amendment increased this committed credit facility to $15.0 million. A total of $15.0 million in borrowings was outstanding at December 31, 2003, at an average borrowing rate of approximately 1.5%.

In June 2003, the Company also entered into a $10.0 million uncommitted demand credit facility with another bank. At the Company’s option, the interest rate for borrowings under this agreement may be based on the prime rate or the LIBOR rate plus a margin. A total of $5.0 million in borrowings was outstanding at December 31, 2003, at an average borrowing rate of approximately 2.2%.

The Company believes that in 2004, it is capable of supporting its operating requirements including pension plan contributions, payments of dividends to shareholders, possible acquisition opportunities, and possible resolution of contingencies, through internally generated funds supplemented with debt as needed. In addition, in 2004, the Company expects to make minimum cash contributions to its U.S. defined benefit plans of approximately $1.5 million.

The following table summarizes the Company’s contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (amounts in millions):

	Payments due by period
Contractual Obligations	Total	2004	2005	2006	2007	2008	2009 and beyond
Long-term debt	$18.844	$3.017	$3.212	$3.208	$3.184	$0.324	$5.899
Short-term debt	39.975	39.975	—	—	—	—	—
Non-cancelable operating leases	26.180	4.560	3.798	2.894	2.640	2.417	9.871

Total contractual cash obligations	$84.999	$47.552	$7.010	$6.102	$5.824	$2.741	$15.770

Operations

Comparison of 2003 with 2002

Consolidated net sales increased by 24% to $340.2 million in 2003 from $274.5 million in 2002. The impact from foreign exchange rate translation increased sales by approximately $18.2 million, or 7%. The Company’s 2003 acquisitions and the timing of the 2002 acquisitions increased net sales by $14.0 million, or 5%, and the Company’s recently awarded chemical management services (“CMS”) contracts, which were effective May 1, 2003, increased net sales by approximately $27.0 million or 10%. The remaining 2% increase in net sales was due primarily to double-digit growth in the Asia/Pacific and South American regions partially offset by a decline in business in the U.S. and Europe. The decline in business in the U.S. and Europe was substantially caused by softness in sheet steel demand. In addition, in late 2003, the Company experienced some increased competition as a result of the Company’s strong market share coupled with its customers’ interest in establishing second source suppliers.

Gross profit (net sales less cost of goods sold) as a percentage of sales declined from 40.6% in 2002 to 35.7% in 2003. The Company’s new CMS contracts result in a different relationship between margins and revenue than has applied in the past for the Company’s traditional product business. At the majority of current CMS sites, the Company effectively acts as an agent and records revenue and costs from third party sales on a net sales or “pass-through” basis. The new CMS contracts have a different structure that results in the Company recognizing in reported revenue the gross revenue received from the CMS site customer, and in cost of goods sold the third party product purchases, which substantially offset each other since the Company currently has very little of its own product converted at these sites. The negative impact to gross margin related to the new CMS contracts was approximately 3 percentage points. The remaining decline in gross margin as a percentage of sales is primarily due to increased raw material costs and product mix. At the end of 2003, the Company experienced a four-year high in the pricing in the market for its key raw material markets, specifically crude oil-based, animal fat and vegetable oil derivatives. The Company estimates the raw material price increases negatively impacted gross profit by approximately $2.5 million in 2003.

Selling, general and administrative costs (“SG&A”) as reported for 2003 were $97.2 million compared to $87.6 million in 2002. Approximately three quarters of the $9.6 million increase is due to foreign exchange rate translation and the Company’s acquisition activity, which impacted SG&A by approximately $4.6 million and $2.4 million, respectively. The remaining increase in SG&A was due to higher costs including pension, insurance, and the Company’s continued rollout of its global ERP system, offset in part by reduced incentive compensation expense. In 2004, the Company expects to again see higher expenses related to these administrative areas as well as increases related to Sarbanes-Oxley Act compliance and the restoration of performance-based incentive compensation.

Also included in the 2003 results is a $0.1 million net restructuring charge. 2003 severance program costs of approximately $0.3 million were partially offset by the release of $0.2 million of unused restructuring accruals related to the Company’s 2001 restructuring program.

The Company’s effective tax rate was 31% in 2003 versus 32% in 2002. The reduction in the effective tax rate is reflective of the Company’s favorable settlement of several outstanding tax audits and appeal issues. The effective tax rate is dependent on many internal and external factors and is assessed by the Company on a regular basis. Currently, the Company anticipates its effective tax rate for 2004 will remain in the 30% to 32% range.

Equity in net income of associated companies for 2003 was $0.9 million higher than 2002. This increase primarily reflects a priority distribution received from the Company’s real estate joint venture as well as improved performance from this venture compared to 2002.

The $0.5 million increase in minority interest expense is primarily due to full-year consolidation of the Company’s South African joint venture. Effective July 1, 2002, the Company acquired a controlling interest of Quaker Chemical South Africa (Pty.) Ltd. (South Africa).

Comparison of 2002 with 2001

Consolidated net sales increased to $274.5 million in 2002 from $251.1 million in 2001. The 9% increase was the net result of a 6% increase in volume and a 5% improvement in price/mix, offset by a 2% negative impact from foreign currency translation. The 6% increase in volume was primarily due to the inclusion of revenues from the acquisitions of United Lubricants Corporation and Epmar Corporation, as well as the purchase of a controlling interest in the Company’s South African joint venture, which was included in the Company’s consolidated results effective July 1, 2002. At constant exchange rates and excluding revenue from acquisitions, consolidated net sales increased 3%.

Gross profit as a percentage of sales was 40.6% in 2002 compared with 40.2% in 2001. This increase in gross margin percentage was attributable to higher volumes and lower raw material prices with some product mix changes.

Selling, general and administrative costs (“SG&A”) as reported for 2002 were $87.6 million compared to $80.5 million in 2001. Upon the January 1, 2002 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill. SG&A for 2001 included $1.0 million of goodwill amortization. Other significant costs in 2001 included: $2.0 million of additional provisions for doubtful accounts primarily attributable to U.S. steel customers that filed for bankruptcy protection under Chapter 11 and $0.3 million of organizational structure costs. The overall increase in 2002 SG&A was primarily related to the Company’s 2002 acquisitions, which added approximately $4.9 million of expense, as well as higher administrative costs such as insurance, pension, incentive compensation, and expenses related to the Company’s new global ERP implementation.

Operating income as reported was $24.0 million in 2002 compared to $14.2 million in 2001. In addition to the significant costs noted in 2001 SG&A, operating income for 2001 also included a restructuring charge of $5.9 million as well as an additional environmental provision of $0.5 million. The restructuring charge of $5.9 million related to plans to close and sell the Company’s manufacturing facilities in the U.K. and France, reduce administrative functions, as well as costs related to abandoned acquisitions. The overall increased operating income in 2002 was primarily attributable to the 2001 significant costs noted above, as well as higher gross margin from the noted volume increases.

The Company’s effective tax rate was 32% in 2002 versus 31% in 2001. The effective tax rate is dependent on many internal and external factors and is assessed by the Company on a regular basis. The Company had previously been assessed additional taxes based on an audit of certain subsidiaries for prior years, which had been resolved with no material impact to the Company’s consolidated financial statements.

Equity in net income of associated companies for 2002 was approximately $0.3 million lower than 2001. This decrease was primarily attributable to the July 2002 purchase of a controlling interest in the Company’s South African joint venture, as well as losses from the start-up of the Company’s real estate joint venture.

Minority interest in net income of subsidiaries for 2002 was approximately $0.4 million lower than 2001. This decrease was substantially the result of lower U.S. dollar net income from the Company’s joint venture in Brazil partially offset by an improved performance of the Company’s China joint venture and the purchase of a controlling interest in our South African joint venture.

Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization and reduce operating costs (2001 program). Quaker’s restructuring plans included the decision to close and sell manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges are provisions for severance of 53 employees. Restructuring and related charges of $5.854 million were recognized in 2001. The charge comprised $2.807 million related to employee separations, $2.450 million related to facility rationalization charges, and $0.597 million related to abandoned acquisitions. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. As of December 31, 2003, Quaker had completed 51 of the planned 53 employee separations under the 2001 program. During the fourth quarter of 2002, the Company completed the sale of its U.K. manufacturing facility, which closed at the end of 2001. In 2003, the Company reversed $0.2 million of unused restructuring accruals related to the 2001 program.

In 2003, Quaker’s management approved restructuring plans to further realign the organization (2003 program). Included in the 2003 restructuring charge are provisions for severance for 9 employees totaling $0.273 million.

Quaker expects to substantially complete the initiatives contemplated under the restructuring plans, including the sale of its former manufacturing facility in France, during 2004.

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking segment, are as follows (amounts in millions):

	Employee Separations	Facility Rationalization	Abandoned Acquisitions	Total
2001 Program:
Restructuring charges	$2.807	$2.450	$0.597	$5.854
Asset impairment	—	(1.015)	—	(1.015)
Payments	(0.111)	(0.171)	(0.597)	(0.879)
Currency translation and other	0.001	0.012	—	0.013

December 31, 2001 ending balance	2.697	1.276	—	3.973

Payments	(1.374)	(0.752)	—	(2.126)
Currency translation and other	0.114	0.182	—	0.296

December 31, 2002 ending balance	1.437	0.706	—	2.143

Restructuring reversals	(0.156)	(0.060)	—	(0.216)
Payments	(0.832)	(0.204)	—	(1.036)
Currency translation and other	0.001	0.083	—	0.084

December 31, 2003 ending balance	0.450	0.525	—	0.975

2003 Program:
Restructuring charges	0.273	—	—	0.273
Payments	(0.047)	—	—	(0.047)
Currency translation and other	0.002	—	—	0.002

December 31, 2003 ending balance	0.228	—	—	0.228

Total restructuring December 31, 2003 ending balance	$0.678	$0.525	$—	$1.203

Environmental Clean-up Activities

The Company is involved in environmental clean-up activities in connection with an existing plant location and former waste disposal sites. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. Voluntarily in coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. The Company believes that the remaining potential-known liabilities associated with these matters ranges from approximately $0.9 million to $1.5 million, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses, fines, penalties, and damages will not be incurred in excess of the amount reserved. See Note 14 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

General

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 55% to 56% of the consolidated net annual sales. See Note 11 of the Notes to Consolidated Financial Statements which appears in item 8 of this report.

Factors that May Affect Our Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Report and other materials filed or to be filed by Quaker with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

•	statements relating to our business strategy;

•	our current and future results and plans; and

•	statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions.

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, oral or written forward-looking statements are also included in Quaker’s periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

Any or all of the forward-looking statements in this report, in Quaker’s Annual Report to Shareholders for 2003 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in Quaker’s subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. A major risk is that the Company’s demand is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production shutdowns. Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, and terrorist attacks such as those that occurred on September 11, 2001. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed below could also adversely affect us. Therefore, we caution you not to place undue reliance on our forward-looking statements. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Quaker is exposed to the impact of interest rates, foreign currency fluctuations, changes in commodity prices, and credit risk.

Interest Rate Risk.    Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s short-term borrowings. As of December 31, 2003, Quaker had approximately $40.0 million in short-term borrowings.

Foreign Exchange Risk.    A significant portion of Quaker’s revenues and earnings is generated by its foreign operations. These foreign operations also hold a significant portion of Quaker’s assets and liabilities. All such operations use the local currency as their functional currency. Accordingly, Quaker’s financial results are affected by risks typical of global business such as currency fluctuations, particularly between the U.S. dollar, the Brazilian real, and the E.U. euro. As exchange rates vary, Quaker’s results can be materially affected.

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 55% to 56% of the consolidated net annual sales. See Note 11 of the Notes to Consolidated Financial Statements which appears in item 8 of this report.

In addition, the Company often sources inventory among its worldwide operations. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location as well as from the revaluation of intercompany balances. The Company mitigates this risk through local sourcing efforts.

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

Credit Risk.    Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel industry, where a number of bankruptcies occurred during recent years. Through 2003, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors

of Quaker Chemical Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) on page 53, present fairly, in all material respects, the financial position of Quaker Chemical Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) on page 53 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2004

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousand, except per share amounts)
Net sales	$340,192	$274,521	$251,074

Costs and expenses:
Cost of goods sold	218,818	162,944	150,045
Selling, general, and administrative expenses	97,202	87,604	80,484
Environmental charge	—	—	500
Restructuring charges, net	57	—	5,854

	316,077	250,548	236,883

Operating income	24,115	23,973	14,191
Other income, net	764	1,135	1,089
Interest expense	(1,576)	(1,774)	(1,880)
Interest income	815	984	1,030

Income before taxes, equity income and minority interest	24,118	24,318	14,430
Taxes on income	7,488	7,782	4,473

	16,630	16,536	9,957
Equity in net income of associated companies	1,244	295	613
Minority interest in net income of subsidiaries	(3,041)	(2,534)	(2,905)

Net income	$14,833	$14,297	$7,665

Per share data:
Net income—basic	$1.58	$1.56	$.85
Net income—diluted	$1.52	$1.51	$.84
Weighted average shares outstanding:
Basic	9,381	9,172	9,054
Diluted	9,761	9,474	9,114

See notes to consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2003	2002
	(Dollars in thousands, except par value and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$21,915	$13,857
Accounts receivable, net	78,121	53,353
Inventories, net	32,211	23,636
Deferred income taxes	4,550	5,874
Prepaid expenses and other current assets	6,727	6,953

Total current assets	143,524	103,673
Property, plant, and equipment, net	62,391	48,512
Goodwill	33,301	21,927
Other intangible assets, net	9,616	5,852
Investments in associated companies	6,005	9,060
Deferred income taxes	12,846	10,609
Other assets	19,664	14,225

Total assets	$287,347	$213,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	42,992	12,205
Accounts payable	39,240	27,461
Dividends payable	2,019	1,962
Accrued compensation	6,816	10,254
Other current liabilities	14,738	14,262

Total current liabilities	105,805	66,144
Long-term debt	15,827	16,590
Deferred income taxes	2,688	1,518
Accrued pension and postretirement benefits	34,165	28,723
Other non-current liabilities	6,802	5,166

Total liabilities	165,287	118,141

Minority interest in equity of subsidiaries	9,708	7,662

Commitments and contingencies	—	—
Shareholders’ equity
Common stock, $1 par value; authorized 30,000,000 shares; issued (including treasury shares) 9,664,009 shares	9,664	9,664
Capital in excess of par value	2,181	626
Retained earnings	117,308	110,448
Unearned compensation	(621)	(1,245)
Accumulated other comprehensive loss	(15,406)	(27,078)

	113,126	92,415
Treasury stock, shares held at cost; 2003-54,178, 2002-324,109	(774)	(4,360)

Total shareholders’ equity	112,352	88,055

Total liabilities and shareholders’ equity	$287,347	$213,858

See notes to consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities
Net income	$14,833	$14,297	$7,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,677	5,432	4,913
Amortization	960	805	1,467
Equity in net income of associated companies	(844)	(295)	(613)
Minority interest in earnings of subsidiaries	3,041	2,534	2,905
Deferred income taxes	1,389	328	(627)
Deferred compensation and other, net	(418)	107	288
Environmental charge	—	—	500
Restructuring charges, net	57	—	5,854
Pension and other postretirement benefits	428	1,452	(782)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(14,604)	(657)	7,573
Inventories	(4,692)	(3,101)	2,762
Prepaid expenses and other current assets	(648)	(194)	39
Accounts payable and accrued liabilities	478	7,107	(6,603)
Change in restructuring liabilities	(1,083)	(2,156)	(1,123)
Estimated taxes on income	2,803	(1,261)	(1,614)

Net cash provided by operating activities	8,377	24,398	22,604

Cash flows from investing activities
Capital expenditures	(12,608)	(10,837)	(8,036)
Dividends and distributions from associated companies	4,080	515	1,208
Investments in and advances to associated companies	—	—	95
Payments related to acquisitions	(15,983)	(21,285)	(1,718)
Proceeds from disposition of assets	232	1,682	259
Other, net	(87)	(326)	165

Net cash (used in) investing activities	(24,366)	(30,251)	(8,027)

Cash flows from financing activities
Dividends paid	(7,916)	(7,714)	(7,410)
Net increase (decrease) in short-term borrowings	30,581	9,026	(56)
Repayment of long-term debt	(2,570)	(2,853)	(2,891)
Treasury stock issued	4,328	2,951	2,902
Distributions to minority shareholders	(2,391)	(2,673)	(2,335)
Other, net	—	—	234

Net cash provided by (used in) financing activities	22,032	(1,263)	(9,556)

Effect of exchange rate changes on cash	2,015	424	(1,024)
Net increase (decrease) in cash and cash equivalents	8,058	(6,692)	3,997
Cash and cash equivalents at beginning of year	13,857	20,549	16,552

Cash and cash equivalents at end of year	$21,915	$13,857	$20,549

Supplemental cash flow disclosures
Cash paid during the year for:
Income taxes	$3,633	$7,787	$7,550
Interest	1,680	1,897	1,876
Noncash investing activities:
Contribution of property, plant, and equipment to real estate joint venture	$—	$—	$4,358

See notes to consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock	Capital in excess of par value	Retained earnings	Unearned compensation	Accumulated other comprehensive income (loss)	Treasury stock	Total
	(Dollars in thousands, except per share amounts)
Balance at December 31, 2000	$9,664	$746	$103,760	$—	$(16,714)	$(12,549)	$84,907

Net income	—	—	7,665	—	—	—	7,665
Currency translation adjustments	—	—	—	—	(5,566)	—	(5,566)
Minimum pension liability	—	—	—	—	(1,524)	—	(1,524)
Unrealized (loss) on available-for-sale securities	—	—	—	—	(271)	—	(271)

Comprehensive income	—	—	—	—	—	—	304

Dividends ($.82 per share)	—	—	(7,472)	—	—	—	(7,472)
Shares issued upon exercise of options	—	(375)	—	—	—	3,106	2,731
Shares issued for employee stock purchase plan	—	8	—	—	—	244	252
Restricted stock grant of $1,774, amortization of unearned compensation of $177	—	(22)	—	(1,597)	—	1,796	177

Balance at December 31, 2001	9,664	357	103,953	(1,597)	(24,075)	(7,403)	80,899

Net income	—	—	14,297	—	—		14,297
Currency translation adjustments	—	—	—	—	1,478	—	1,478
Minimum pension liability	—	—	—	—	(4,322)	—	(4,322)
Unrealized (loss) on available-for-sale securities	—	—	—	—	(159)	—	(159)

Comprehensive income	—	—	—	—	—	—	11,294

Dividends ($.84 per share)	—	—	(7,802)	—	—	—	(7,802)
Shares issued upon exercise of options	—	250	—	—	—	2,548	2,798
Shares issued for employee stock purchase plan	—	80	—	—	—	144	224
Shares issued for long-term incentive awards		(61)	—	—	—	351	290
Amortization of unearned compensation	—	—	—	352	—	—	352

Balance at December 31, 2002	9,664	626	110,448	(1,245)	(27,078)	(4,360)	88,055

Net income	—	—	14,833	—	—	—	14,833
Currency translation adjustments	—	—	—	—	13,441	—	13,441
Minimum pension liability	—	—	—	—	(2,159)	—	(2,159)
Unrealized gain on available-for-sale securities	—	—	—	—	390	—	390

Comprehensive income	—	—	—	—	—	—	26,505

Dividends ($.84 per share)	—	—	(7,973)	—	—	—	(7,973)
Shares issued upon exercise of options		1,351	—	—	—	3,287	4,638
Shares issued for employee stock purchase plan	—	138	—	—	—	180	318
Shares issued for long-term incentive awards	—	66	—	—	—	119	185
Amortization of unearned compensation	—	—	—	624	—	—	624

Balance at December 31, 2003	$9,664	$2,181	$117,308	$(621)	$(15,406)	$(774)	$112,352

See notes to consolidated financial statements.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

Note 1—Significant Accounting Policies

Principles of consolidation:    All majority-owned subsidiaries are included in the Company’s consolidated financial statements, with appropriate elimination of intercompany balances and transactions. Investments in associated (less than majority-owned) companies are accounted for under the equity method. The Company’s share of net income or losses of investments is included in the consolidated statement of income. The Company periodically reviews these investments for impairments and, if necessary, would adjust these investments to their fair value when a decline in market value is deemed to be other than temporary.

Effective July 1, 2002, the Company acquired a controlling interest of Quaker Chemical South Africa (Pty.) Ltd. (South Africa), a previously 50% owned joint venture. As a result, South Africa, previously reported using the equity method, is now a fully consolidated 51% owned subsidiary. The effect of this change was not material to the financial statements.

Translation of foreign currency:    Assets and liabilities of non-U.S. subsidiaries and associated companies are translated into U.S. dollars at the respective rates of exchange prevailing at the end of the year. Income and expense accounts are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are recorded directly in shareholders’ equity and will be included in income only upon sale or liquidation of the underlying investment. All non-U.S. subsidiaries use its local currency as its functional currency.

Cash and cash equivalents:    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories:    Inventories are valued at the lower of cost or market value. The majority of domestic inventories are valued using the last-in, first-out (“LIFO”) method. Cost of non-U.S. subsidiaries and certain domestic inventories are determined using the first-in, first-out (“FIFO”) method.

Long-lived assets:    Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method on an individual asset basis over the following estimated useful lives: buildings and improvements, 10 to 45 years; and machinery and equipment, 3 to 15 years. The carrying value of long-lived assets is periodically evaluated whenever changes in circumstances or current events indicate the carrying amount of such assets may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared with the carrying value to determine whether an impairment exists. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. Upon sale or other dispositions of long-lived assets, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposals is recorded to income. Expenditures for renewals and betterments, which increase the estimated useful life or capacity of the assets, are capitalized; expenditures for repairs and maintenance are expensed when incurred.

Capitalized Software:    The Company applies the Accounting Standards Executive Committee Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. In connection with the implementation of the Company’s global transaction

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

system, approximately $10,203 and $8,378 of costs were capitalized at December 31, 2003 and 2002, respectively. These costs are amortized over a period of five years once the assets are placed into service.

Goodwill and Other Intangible Assets:    On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The new standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests will be performed more frequently if there are triggering events. Impairment losses after initial adoption will be recorded as part of income from continuing operations. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets. See also Note 13 of Notes to Consolidated Financial Statements.

Revenue recognition:    Sales are generally recorded when products are shipped to customers and services earned. For products shipped on consignment, revenue is recorded upon usage by the customer. As part of the Company’s chemical management services, certain third party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third party products transferred under arrangements resulting in net reporting totaled $26,617, $28,344, and $20,654, for 2003, 2002, and 2001, respectively. License fees and royalties are recorded when earned and are included in other income.

Research and development costs:    Research and development costs are expensed as incurred. Research and development expenses are included in selling, general and administrative expenses, and during 2003, 2002, and 2001 were $10,050, $9,072, and $8,851, respectively.

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

The Company sells its principal products to major steel, automotive, and related companies around the world. The Company maintains allowances for potential credit losses. As of December 31, 2003 and 2002, the allowance for doubtful accounts was $6,763 and $6,118, respectively. Historically, the Company has experienced some losses related to the poor financial condition of certain customers. In 2003, 2002, and 2001, the Company provided allowances of $991, $1,365, and $2,472, respectively, primarily related to U.S. steel customers that filed for bankruptcy under Chapter 11.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Comprehensive income (loss):    The Company presents comprehensive income (loss) in its Statement of Shareholders’ Equity. The components of accumulated other comprehensive loss at December 31, 2003 include: accumulated foreign currency translation adjustments of $6,610, minimum pension liability of $8,756, and unrealized holding losses on available-for-sale securities of $40. The components of accumulated other comprehensive loss at December 31, 2002 include: accumulated foreign currency translation adjustments of $20,051 and minimum pension liability of $6,597 and unrealized holding losses on available-for-sale securities of $430.

Income Taxes:    The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Stock-based compensation:    In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This standard amends the transition and disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, the Company continues to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date.

The following tables illustrate the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123. See also Note 9 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2003	2002	2001
Net income—as reported	$14,833	$14,297	$7,665
Add: Stock-based employee compensation expense included in net income, net of related tax effects	485	495	203
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(996)	(981)	(584)

Pro forma net income	$14,322	$13,811	$7,284

Earnings per share:
Basic—as reported	$1.58	$1.56	$0.85
Basic—pro forma	$1.53	$1.51	$0.80
Diluted—as reported	$1.52	$1.51	$0.84
Diluted—pro forma	$1.47	$1.46	$0.80

Recently issued accounting standards:    In January 2003, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Certain Variable Interest Entities, (“VIEs”), which is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Statements.” FIN 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activities of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. FIN 46, as revised by FIN 46 (revised December 2003), is effective for public entities that have interests in VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has determined that its real estate joint venture is a VIE and that the Company is not the primary beneficiary. See also Note 3 of Notes to Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or mezzanine equity, by now requiring those same instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) FAS 150-3, which delayed the effective date for certain provisions of SFAS 150 indefinitely. For the effective provisions of the standard, management has assessed the impact and determined there to be no material impact to the financial statements. For the deferred provisions, the Company does not expect the pending adoption to have a material impact on the financial statements.

In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes. It further states, that if this division is required, the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods that begin after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2003, the SEC issued SAB 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements,” and updates portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting guidance. The Company had previously adopted the necessary changes incorporated into SAB 104, which did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2003, the FASB revised Statement No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard mandates additional disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis (collectively, the “Amended Disclosures”). Compliance with the Amended Disclosures is effective for fiscal periods beginning after December 15, 2003, and have been incorporated into Note 7 of Notes to Consolidated Financial Statements. Interim period disclosures will be required to be made by the Company commencing in the first quarter of 2004.

On January 12, 2004 the FASB issued FSP No. FAS 106-1, which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). On December 8, 2003, President Bush signed the Act into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a Federal subsidy to companies which sponsor retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted under FSP No. 106-1, the Company did not reflect the effects of this Act in its consolidated financial statements and accompanying notes. Specific authoritative guidance on the accounting for the Federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. The Company is currently assessing the impact of the Act.

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

Reclassifications:    Certain reclassifications of prior years’ data have been made to improve comparability.

Note 2—Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization and reduce operating costs (2001 program). Quaker’s restructuring plans included the decision to close and sell manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges are provisions for severance of 53 employees. Restructuring and related charges of $5,854 were recognized in 2001. The charge comprised $2,807 related to employee separations, $2,450 related to facility rationalization charges, and $597 related to abandoned acquisitions. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. As of December 31, 2003, Quaker had completed 51 of the planned 53 employee separations under the 2001 program. During the fourth quarter of 2002, the Company completed the sale of its U.K. manufacturing facility, which closed at the end of 2001. In 2003, the Company reversed $216 of unused restructuring accruals related to the 2001 program.

In 2003, Quaker’s management approved restructuring plans to further realign the organization (2003 program). Included in the 2003 restructuring charge are provisions for severance for 9 employees totaling $273.

Quaker expects to substantially complete the initiatives contemplated under the restructuring plans, including the sale of its former manufacturing facility in France during 2004.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking segment, are as follows:

	Employee Separations	Facility Rationalization	Abandoned Acquisitions	Total
2001 Program:
Restructuring charges	$2,807	$2,450	$597	$5,854
Asset impairment	—	(1,015)	—	(1,015)
Payments	(111)	(171)	(597)	(879)
Currency translation and other	1	12	—	13

December 31, 2001 ending balance	2,697	1,276	—	3,973
Payments	(1,374)	(752)	—	(2,126)
Currency translation and other	114	182	—	296

December 31, 2002 ending balance	1,437	706	—	2,143
Restructuring reversals	(156)	(60)	—	(216)
Payments	(832)	(204)	—	(1,036)
Currency translation and other	1	83	—	84

December 31, 2003 ending balance	450	525	—	975

2003 Program:
Restructuring charges	273	—	—	273
Payments	(47)	—	—	(47)
Currency translation and other	2	—	—	2

December 31, 2003 ending balance	228	—	—	228

Total restructuring December 31, 2003 ending balance	$678	$525	$—	$1,203

Note 3—Investments in Associated Companies

Investments in associated (less than majority-owned) companies are accounted for under the equity method. Summarized financial information of the associated companies, in the aggregate, is as follows:

	December 31,
	2003	2002
Current assets	$22,632	$26,868
Noncurrent assets	32,176	33,337
Current liabilities	12,139	10,003
Noncurrent liabilities	27,373	28,185

	Year Ended December 31,
	2003	2002	2001
Net sales	$41,034	$39,612	$43,138
Gross margin	19,566	17,958	19,093
Operating income	4,370	4,691	4,263
Net income	1,253	1,161	1,527

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

In January 2001, the Company contributed its Conshohocken, Pennsylvania property and buildings (the “Site”) to a real estate joint venture (the “Venture”) in exchange for a 50% interest in the Venture. The Venture did not assume any debt or other obligations of the Company. The Venture renovated certain of the existing buildings at the Site, as well as built new office space. In December 2000, the Company entered into an agreement with the Venture to lease approximately 38% of the Site’s available office space for a 15-year period commencing February 2002, with multiple renewal options. During 2003, the Company received priority cash distributions, which reduced the Company’s investment balance to $0. As of December 31, 2003, approximately 93% of the Site’s office space was under lease and the Site (including improvements thereon) was subject to encumbrances securing indebtedness of the Venture in the amount of $26,861. The Company has not guaranteed nor is it obligated to pay any principal, interest or penalties on the indebtedness of the Venture, even in the event of default by the Venture. At December 31, 2003, the Venture had property with a net book value of $27,151, total assets of $28,954, and total liabilities of $27,178.

Note 4—Inventories

Total inventories comprise:

	December 31,
	2003	2002
Raw materials and supplies	$14,691	$11,342
Work in process and finished goods	17,520	12,294

	$32,211	$23,636

Inventories valued under the LIFO method amounted to $5,635 and $5,715 at December 31, 2003 and 2002, respectively. The estimated replacement costs for these inventories using the FIFO method were approximately $5,263 and $5,350, respectively.

Note 5—Property, Plant, and Equipment

Property, plant, and equipment comprise:

	December 31,
	2003	2002
Land	$6,830	$5,044
Building and improvements	34,480	28,214
Machinery and equipment	86,732	75,551
Construction in progress	8,406	4,398

	136,448	113,207
Less accumulated depreciation	74,057	64,695

	$62,391	$48,512

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 6—Taxes on Income

Taxes on income consist of the following:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$(360)	$533	$(1,066)
State	7	7	5
Foreign	6,452	6,914	6,161

	6,099	7,454	5,100
Deferred:
Federal	1,613	(904)	226
Foreign	(224)	1,232	(853)

Total	$7,488	$7,782	$4,473

The components of earnings before income taxes were as follows:

	2003	2002	2001
Domestic	$(1,483)	$(1,401)	$(7,935)
Foreign	25,601	25,719	22,365

Total	$24,118	$24,318	$14,430

Total deferred tax assets and liabilities are composed of the following at December 31:

	2003		2002
	Current	Non-current	Current	Non-current
Retirement benefits	$814	$4,540	$600	$3,409
Allowance for doubtful accounts	1,490	—	1,469	—
Insurance and litigation reserves	600	—	751	—
Postretirement benefits	—	2,987	—	3,127
Supplemental retirement benefits	—	1,146	—	1,058
Performance incentives	949	1,270	2,349	1,277
Alternative minimum tax carryforward	—	2,092	—	1,444
Restructuring charges	406	—	705	—
Vacation pay	291	—	—	268
Goodwill	—	—	—	26
Operating loss carryforward	—	1,153	—	897
Other	—	197	—	—

	4,550	13,385	5,874	11,506
Valuation allowance	—	(539)	—	(897)

Total deferred income tax assets—net	$4,550	$12,846	$5,874	$10,609

Depreciation		$2,464		$1,257
Other		224		261

Total deferred income tax liabilities		$2,688		$1,518

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31:

	2003	2002	2001
Income tax provision at the Federal statutory tax rate	$8,441	$8,511	$4,906
State income tax provisions, net	5	5	3
Non-deductible entertainment and business meal expense	179	160	159
Foreign taxes on earnings at rates different from the Federal statutory rate	(1,504)	(1,126)	(321)
Miscellaneous items, net	367	232	(274)

Taxes on income	$7,488	$7,782	$4,473

At December 31, 2003, the Company had foreign net operating loss carryforwards of $3,320, of which $1,735 expire between 2004 and 2007. There is no time limit for the remaining net operating loss carryforwards of $1,585. Due to the uncertainty of the realization of these deferred tax assets, the Company has established a valuation allowance against these carryforward benefits.

U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries since it is the Company’s intention to continue to reinvest these earnings in those subsidiaries for working capital and expansion needs. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of tax credits. The amount of such undistributed earnings at December 31, 2003 was approximately $121,000. Any income tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits.

Note 7—Pension and Other Postretirement Benefits

The Company maintains various noncontributory retirement plans, the largest of which is in the U.S., covering substantially all of its employees in the U.S. and certain other countries. The plans of the Company’s subsidiaries in the Netherlands and in the United Kingdom are subject to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” The plans of the remaining non-U.S. subsidiaries are, for the most part, either fully insured or integrated with the local governments’ plans and are not subject to the provisions of SFAS No. 87.

In 2003 the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement retains the disclosure requirement contained in the original standard and requires additional disclosures about the assets, obligations, cash flows and net periodic cost of defined benefit postretirement plans. As permitted by the Statement, disclosures regarding the plan asset information for non-U.S. pension plans and estimated future benefit payments for both pension and other postretirement benefit plans worldwide will be delayed until 2004.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following table shows the components of pension costs for the periods indicated:

	2003	2002	2001
Service cost	$3,159	$2,369	$2,172
Interest cost	4,954	4,652	4,359
Expected return on plan assets	(4,134)	(4,304)	(4,569)
Other amortization, net	885	558	284
Pension curtailment	—	—	42

Net pension cost of plans subject to SFAS No. 87	4,864	3,275	2,288
Pension costs of plans not subject to SFAS No. 87	69	62	46

Net pension costs	$4,933	$3,337	$2,334

The Company’s pension plan year end is November 30, which serves as the measurement date. The measurement date for the Company’s other postretirement benefits is December 31.

The Company has postretirement benefit plans that provide medical and life insurance benefits for certain of its retired employees. Both the medical and life insurance plans are currently unfunded.

The following table shows the components of postretirement costs for the periods indicated:

	2003	2002	2001
Service cost	$39	$112	$95
Interest cost and other	626	715	696

Net periodic postretirement benefit cost	$665	$827	$791

The weighted-average assumptions used to determine net periodic benefit cost (U.S. plans) for years ended December 31, were as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate	6.875%	7.25%	6.875%	7.25%
Expected return on plan assets	8.75%	9.25%	N/A	N/A
Assumed long-term rate of compensation increases	4.5%	4.75%	N/A	N/A

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following table shows the Company plans’ funded status reconciled with amounts reported in the consolidated balance sheet as of December 31:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$78,819	$69,915	$10,544	$9,815
Service cost	3,081	2,306	39	112
Interest cost	4,954	4,652	678	715
Amendments	78	104	(598)	—
Translation difference	5,057	3,558	—	—
Actuarial loss	3,279	2,169	1,199	960
Benefits paid	(4,088)	(3,917)	(1,076)	(1,058)
Other	(4)	32	—	—

Benefit obligation at end of year	$91,176	$78,819	$10,786	$10,544

Change in plan assets
Fair value of plan assets at beginning of year	$52,899	$53,553	—	—
Actual return on plan assets	4,358	(1,446)	—	—
Employer contribution	3,865	1,535	1,076	1,058
Plan participants’ contributions	77	51	—	—
Translation difference	4,421	3,044	—	—
Benefits paid	(3,903)	(3,838)	(1,076)	(1,058)

Fair value of plan assets at end of year	61,717	52,899	—	—
Funded status	(29,459)	(25,920)	(10,786)	(10,544)
Unrecognized transition asset	(919)	(882)	—	—
Unrecognized gain	23,284	19,501	2,105	937
Unrecognized prior service cost	3,593	3,780	(514)	—

Net amount recognized	$(3,501)	$(3,521)	$(9,195)	$(9,607)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$5,980	$4,381
Accrued benefit obligation	(27,438)	(21,686)
Intangible asset	4,661	3,777
Accumulated other comprehensive income	13,296	10,007

Net amount recognized	$(3,501)	$(3,521)

The weighted-average assumptions used to determine the benefit obligations (U.S. plans) at December 31, were as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate for projected benefit obligation	6.0%	6.875%	6.0%	6.875%
Assumed long-term rate of compensation increases	3.625%	4.5%	N/A	N/A

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

All other pension plans used assumptions in determining the actuarial present value of the projected benefit obligations which are generally consistent with (but not identical to) those of the U.S. plan.

The accumulated benefit obligation for all pension plans is $82,539 and $70,638 at December 31, 2003 and 2002, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $67,886, $63,189 and $36,651, respectively, as of December 31, 2003 and $60,913, $55,761, and $34,204, respectively, as of December 31, 2002.

	Pension Benefits
	2003	2002
Increase in minimum liability included in other comprehensive income, net	$2,159	$4,322

Plan Assets

The Company’s U.S. pension plan strategic target asset allocation and the weighted-average asset allocations at December 31, 2003, and 2002, by asset category were as follows:

	Plan Assets at December 31,
	Target	2003	2002
Asset Category
Equity securities	56%	60%	58%
Debt securities	32	26	40
Other	12	14	2

Total	100%	100%	100%

The long-term rate of return on assets in the U.S. was selected from within the reasonable range of rates determined by (a) historical real returns for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

The general principles guiding investment of U.S. pension assets are those embodied in the Employee Retirement Income Security Act of 1974 (ERISA). These principles include discharging the Company’s investment responsibilities for the exclusive benefit of plan participants and in accordance with the “prudent expert” standard and other ERISA rules and regulations. The Company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. The interaction between plan assets and benefit obligations is periodically studied to assist in establishing such strategic asset allocation targets. The Company’s pension investment professionals have discretion to manage the assets within established asset allocation ranges approved by senior management of the Company. The Company’s U.S. pension assets are invested in U.S. and non-U.S. markets.

The total value of plan assets for U.S. pension plans is $32,399 and $31,106 as of December 31, 2003 and 2002, respectively. U.S. pension assets include Company common stock in the amounts of $262 (1% of total plan assets), and $231(1% of total plan assets) at December 31, 2003 and 2002, respectively. “Other” consists principally of hedge funds and cash and cash equivalents.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Contributions

The Company expects to make minimum cash contributions $1,483 to its U.S. pension plan and $1,061 to its other postretirement benefit plan in 2004.

Assumed health care cost trend rates

	December 31,
	2003	2002
Health care cost trend rate assumed for next year	11.5%	8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches ultimate trend rate	2013	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost	$33	$(34)
Effect on postretirement benefit obligations	$585	$(531)

The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $626, $780, and $681 in 2003, 2002, and 2001, respectively, representing the annual accrued benefits under this plan.

Profit sharing plan

The Company had maintained a qualified profit sharing plan covering substantially all domestic employees other than those who are compensated on a commission basis. In January 2001, this plan was replaced by an enhanced employer match on the Company’s 401(k) plan. The Company’s 401(k) matching contributions were $546, $484, and $530 for 2003, 2002, and 2001, respectively.

Note 8—Debt

Debt consisted of the following:

	December 31,
	2003	2002
6.98% senior unsecured notes due 2007	$11,429	$14,286
Industrial development authority monthly floating rate (1.13% at December 31, 2003) demand bonds maturing 2014	5,000	5,000
Other debt obligations, primarily credit facilities	42,390	9,509

	58,819	28,795
Short-term debt	(39,975)	(9,348)
Current portion of long-term debt	(3,017)	(2,857)

	$15,827	$16,590

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The long-term financing agreements require the maintenance of certain financial covenants with which the Company is in compliance.

During the next four years, payments on long-term debt are due as follows: $3,017 in 2004, $3,212 in 2005, $3,208 in 2006, and $3,184 in 2007.

At December 31, 2003 and 2002, the Company had outstanding short-term borrowings with banks under lines of credit in the aggregate of $39,975 and $9,300, respectively.

The Company increased its principal credit facilities from $15,000 committed and $10,000 uncommitted at the end of March 2003 to its current position of $30,000 committed and $20,000 uncommitted. The Company had approximately $39,800 and $8,900 outstanding on these credit facilities as of December 31, 2003 and 2002, respectively. The provisions of the agreements require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2003 and 2002. Under its most restrictive covenants the Company can borrow an additional $38,053 as of December 31, 2003. The Company believes that it is capable of renewing its current credit facilities, on an annual basis, or obtaining additional borrowing capacity on competitive terms. Following are the details of the Company’s individual facilities.

In April 2002, the Company entered into a $20,000 committed credit facility with a bank, with an expiration date of April 2003. In March 2003, the Company replaced its $20,000 committed credit facility with another facility with the same lender of $15,000, which expires in December 2004. At the Company’s option, the interest rate for borrowings under the agreement may be based on the lender’s cost of funds plus a margin, LIBOR plus a margin, or on the prime rate. Further, in April 2002, the Company entered into a $10,000 uncommitted demand credit facility with the same lender under similar terms. A total of $19,800 in borrowings under these facilities was outstanding at December 31, 2003 at an average borrowing rate of approximately 2.1%.

In June 2003, the Company entered into a $10,000 committed credit facility with another bank, which expires in June 2004. At the Company’s option, the interest rate for borrowings under the agreement may be based on the eurodollar rate plus a margin or the prime rate plus a margin. In July 2003, an amendment increased this committed credit facility to $15,000. A total of $15,000 in borrowings was outstanding at December 31, 2003 at an average borrowing rate of approximately 1.5%.

In June 2003, the Company also entered into a $10,000 uncommitted demand credit facility with another bank. At the Company’s option, the interest rate for borrowings under this agreement may be based on the prime rate or the LIBOR rate plus a margin. A total of $5,000 in borrowings was outstanding at December 31, 2003 at an average borrowing rate of approximately 2.2%.

As of December 31, 2003, the Company maintained a $5,135 stand-by letter of credit which guarantees payment of the industrial development authority bonds. This letter of credit is renewed annually.

At December 31, 2003 and 2002, the amounts at which the Company’s short-term debt and its industrial development demand bonds are recorded are not materially different from their fair market value. The estimated fair value of the Company’s fixed rate long-term debt, based on quoted market prices for similar issues of the same remaining maturities, was $12,355 and $15,623 at December 31, 2003 and 2002, respectively.

Note 9—Shareholders’ Equity

The Company has 30,000,000 shares of common stock authorized, with a par value of $1, and 9,664 shares issued (including treasury).

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Holders of record of the Company’s common stock for a period of less than 36 consecutive calendar months or less are entitled to 1 vote per share of common stock. Holders of record of the Company’s common stock for a period greater than 36 consecutive calendar months are entitled to 10 votes per share of common stock.

Treasury stock is held for use by the various Company plans that require the issuance of the Company’s common stock.

The Company is authorized to issue 10,000,000 shares of preferred stock, $1.00 par value, subject to approval by the Board of Directors. The Board of Directors may designate one or more series of preferred stock and the number of shares, rights, preferences, and limitations of each series. No preferred stock has been issued.

Under provisions of a stock purchase plan, which permits employees to purchase shares of stock at 85% of the market value, 13,358 shares, 10,224 shares, and 13,463 shares were issued from treasury in 2003, 2002, and 2001, respectively. The number of shares that may be purchased by an employee in any year is limited by factors dependent upon the market value of the stock and the employee’s base salary. At December 31, 2003, 462,955 shares are available for purchase.

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

The table below summarizes transactions in the plan during 2003, 2002, and 2001:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1,	1,125,247	$17.61	1,053,984	$16.80	1,140,447	$16.60
Options granted	273,800	20.36	245,500	20.21	214,700	17.83
Options exercised	(244,697)	16.58	(173,987)	16.38	(166,215)	15.73
Options expired	(25,550)	21.42	(250)	14.44	(134,948)	18.18

Options outstanding at December 31,	1,128,800	18.42	1,125,247	17.61	1,053,984	16.80

Options exercisable at December 31,	672,625	17.32	735,834	16.82	748,208	16.76

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	3.9%	3.9%	3.9%
Expected volatility	23.9%	23.9%	21.9%
Risk-free interest rate	3.00%	3.00%	3.38%
Expected life (years)	5	5	7

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$12.10—$14.52	132,350	2	$13.80	132,350	$13.80
14.53— 16.94	117,950	3	15.31	117,950	15.31
16.95— 19.36	328,850	3	17.92	270,775	17.92
19.37— 21.78	489,650	6	20.24	101,550	20.09
21.79— 24.20	60,000	2	22.60	50,000	22.50

	1,128,800	4	18.42	672,625	17.32

Options were exercised for cash, resulting in the issuance from treasury of 244,697 shares in 2003 and 173,987 shares in 2002. Options to purchase 478,700 shares were available at December 31, 2003 for future grants.

The program also provides for cash awards and commencing in 1999, common stock awards, the value of which is determined based on operating results over a three-year period for awards issued starting in 1999, and over a four-year period in prior years. The effect on operations of the change in the estimated value of incentive units during the year was $(45), $689, and $25 in 2003, 2002, and 2001, respectively.

Shareholders of record on February 20, 1990 received two stock purchase rights for each three shares of common stock outstanding. These rights expired on February 20, 2000. On March 6, 2000, the Company’s Board of Directors approved a new Rights Plan and declared a dividend of one new right (the “Rights”) for each outstanding share of common stock to shareholders of record on March 20, 2000.

The Rights become exercisable if a person or group acquires or announces a tender offer which would result in such person’s acquisition of 20% or more of the Company’s common stock.

Each Right, when exercisable, entitles the registered holder to purchase one one-hundredth of a share of a newly authorized Series B preferred stock at an exercise price of sixty-five dollars per share subject to certain anti-dilution adjustments. In addition, if a person or group acquires 20% or more of the outstanding shares of the Company’s common stock, without first obtaining Board of Directors’ approval, as required by the terms of the Rights Agreement, each Right will then entitle its holder (other than such person or members of any such group) to purchase, at the Right’s then current exercise price, a number of one one-hundredth shares of Series B preferred stock having a total market value of twice the Right’s exercise price.

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

The Board of Directors can redeem the Rights for $.01 per Right at any time prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company’s common stock. Until a Right is exercised, the holder thereof will have no rights as a shareholder of the Company, including without limitation, the right to vote or to receive dividends. Unless earlier redeemed or exchanged, the Rights will expire on March 20, 2010.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Restricted stock bonus:    As part of the Company’s 2001 Global Annual Incentive Plan (“Annual Plan”), approved by shareholders on May 9, 2001, a restricted stock bonus of 100,000 shares of the Company’s stock was granted to an executive of the Company. The shares were issued in April 2001, in accordance with the terms of the Annual Plan, and registered in the executive’s name. The shares will vest over a five-year period, with the first installment vesting at the end of 2001 on achieving certain performance targets and the four remaining installments vesting annually in January thereafter, subject to the executive’s continued employment by the Company. In 2003, 35,000 shares were earned and $624 was charged to selling general, and administrative expenses (“SG&A”). In 2002, 20,000 shares were earned and $352 was charge to SG&A. In 2001, 10,000 shares were earned and $177 was charged to SG&A. The compensation amount related to the remaining shares has been recorded as unearned compensation and will be charged to SG&A when earned.

Note 10—Earnings Per Share

The following table summarizes earnings per share (“EPS”) calculations for the years ended December 31, 2003, 2002, and 2001:

	December 31,
	2003	2002	2001
Numerator for basic EPS and diluted EPS—net income	$14,833	$14,297	$7,665

Denominator for basic EPS—weighted average shares	9,381	9,172	9,054
Effect of dilutive securities, primarily employee stock options	380	302	60

Denominator for diluted EPS—weighted average shares and
assumed conversions.	9,761	9,474	9,114

Basic EPS	$1.58	$1.56	$.85
Diluted EPS	$1.52	$1.51	$.84

The following number of stock options are not included in dilutive earnings per share since in each case the exercise price is greater than the market price: 0, 0, and 79, in 2003, 2002, and 2001, respectively.

Note 11—Business Segments

The Company’s reportable segments are as follows:

(1) Metalworking process chemicals—products used as lubricants for various heavy industrial and manufacturing applications.

(2) Coatings—temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3) Other chemical products—other various chemical products.

Segment data includes direct segment costs as well as general operating costs, including depreciation, allocated to each segment based on net sales. Inter-segment transactions are immaterial.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The table below presents information about the reported segments for the years ended December 31:

	Metalworking Process Chemicals	Coatings	Other Chemical Products	Total
2003
Net sales	$313,299	$22,732	$4,161	$340,192
Operating income	53,939	6,019	724	60,682
Depreciation	5,807	421	77	6,305

2002
Net sales	$249,469	$20,554	$4,498	$274,521
Operating income	52,446	5,391	1,188	59,025
Depreciation	4,800	395	87	5,282

2001
Net sales	$228,527	$18,464	$4,083	$251,074
Operating income	47,580	5,161	1,211	53,952
Depreciation	4,580	155	82	4,817

Operating income comprises revenue less related costs and expenses. Nonoperating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from nonconsolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Total operating income for reportable segments	$60,682	$59,025	$53,952
Restructuring charges, net	(57)	—	(5,854)
Nonoperating charges	(35,178)	(34,097)	(31,844)
Depreciation and amortization	(1,332)	(955)	(1,563)
Environmental charge	—	—	(500)
Interest expense	(1,576)	(1,774)	(1,880)
Interest income	815	984	1,030
Other income, net	764	1,135	1,089

Consolidated income before taxes	$24,118	$24,318	$14,430

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following sales and long-lived asset information is by geographic area as of and for the years ended December 31:

	2003	2002	2001
Net sales
United States	$152,360	$124,831	$109,969
Europe	120,180	96,920	88,370
Asia/Pacific	33,711	28,193	26,994
South America	28,105	21,974	25,741
South Africa	5,836	2,603	—

Consolidated	$340,192	$274,521	$251,074

	2003	2002	2001
Long-lived assets
United States	$71,358	$57,732	$37,558
Europe	44,309	29,479	23,340
Asia/Pacific	6,332	5,051	5,222
South America	8,959	7,300	11,531
South Africa	19	14	—

Consolidated	$130,977	$99,576	$77,651

Note 12—Business Acquisitions and Divestitures

In October 2003, the Company acquired the assets of the steel and food-grade lubricants business from the Cincinnati-Vulcan Company for $8,841 cash. This acquisition further strengthens Quaker’s global leadership supply position to the steel industry. In connection with the acquisition, the Company allocated $2,260 to intangible assets comprising customer lists, product line technology, and non-compete agreements to be amortized over a period of 10 to 20 years. The Company also recorded $4,606 of goodwill, which was assigned to the Metalworking Process Chemicals segment. The pro forma results of operations have not been provided because the effects were not material.

In July 2003, the Company acquired all the outstanding stock of Eural S.r.l., a privately held company located in Tradate, Italy for $5,951 cash. Eural manufactures a variety of specialty metalworking fluids primarily for the Italian market. In connection with the acquisition, the Company allocated $1,831 to intangible assets comprising customer lists, formulations, trademarks and non-compete agreements to be amortized over a range of three to ten years. The Company also recorded $3,716 of goodwill, which was assigned to the Metalworking Process Chemicals segment. The pro forma results of operations have not been provided because the effects were not material.

In May 2003, the Company acquired a range of cleaners, wet temper fluids and other products from KS Chemie, located in Dusseldorf, Germany for $1,191 cash. This acquisition strategically strengthens the Company’s global leadership position as a process fluids supplier to the steel industry. In connection with the acquisition, the Company allocated $403 of intangible assets comprising product line technology and non-compete agreements to be amortized over a range of five to ten years. The Company also recorded $664 of goodwill, which was assigned to the Metalworking Process Chemicals segment. The pro forma results of operations have not been provided because the effects were not material.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

On April 22, 2002, the Company acquired 100% of the outstanding stock of Epmar Corporation (“Epmar”), a North American manufacturer of polymeric coatings, sealants, adhesives, and various other compounds for $7,611 cash and the assumption of $400 of debt. The acquisition of Epmar provides technological capability that is directly related to the Company’s coatings business. In connection with the acquisition, the Company allocated $2,920 to intangible assets comprising customer lists to be amortized over 20 years, product line technology to be amortized over 10 years, and trademarks which have indefinite lives and will not be amortized. The Company also recorded $3,390 of goodwill, which was assigned to the Coatings segment. The pro forma results of operations have not been provided because the effects were not material.

On March 1, 2002 the Company acquired certain assets and liabilities of United Lubricants Corporation (“ULC”), a North American manufacturer and distributor of specialty lubricant products and chemical management services, for $14,038 cash. The acquisition of ULC strategically strengthens the Company’s global leadership supply position to the steel industry. In connection with the acquisition the Company allocated $2,350 to intangible assets comprising customer lists, formulations, trademarks and non-compete agreements to be amortized over a five-year period. The Company also recorded $5,487 of goodwill, which was assigned to the Metalworking Process Chemicals segment. The pro forma results of operations have not been provided because the effects were not material.

The following table shows the allocation of purchase price of assets and liabilities recorded for these acquisitions:

	December 31,
	2003	2002
Receivables	$4,114	$5,304
Inventories	1,130	1,250
Other current assets	194	—
Property, plant, and equipment	3,078	5,043
Goodwill	8,986	8,877
Intangible assets	4,494	5,270
Other assets	—	113

	21,996	25,857

Current portion of long-term debt	143	—
Accounts payable	3,084	2,554
Accrued expenses and other current liabilities	1,034	405
Other non-current liabilities	1,752	1,249

	6,013	4,208

Cash paid	$15,983	$21,649

Note 13—Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new guidelines for accounting for goodwill and other intangible assets. Upon adoption, goodwill is no longer amortized, but instead assessed for impairment at least on an annual basis. Accordingly, on January 1, 2002, the Company ceased amortizing its goodwill. The Company completed the impairment assessment of its

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

goodwill and did not incur an impairment charge related to the adoption of SFAS No. 142. Further, the Company completed its annual impairment assessment as of the end of the third quarter of 2003 and no impairment charge was warranted.

The following is a reconciliation of previously reported financial information to pro-forma amounts exclusive of goodwill amortization for the twelve months ended December 31:

2001
Net income	$7,665
Goodwill amortization expense, net of tax	693

Pro-forma net income	$8,358

Earnings per share:
Basic	$.85
Diluted	.84
Goodwill Amortization Expense, net of tax
Basic	$.08
Diluted	.08
Pro-forma earnings per share
Basic	$.93
Diluted	.92

The changes in carrying amount of goodwill for the twelve months ended December 31, 2003 are as follows:

	Metalworking process chemicals	Coatings	Total
Balance as of December 31, 2001	$11,081	$3,879	$14,960
Goodwill additions	5,661	3,390	9,051
Currency translation adjustments	(2,084)	—	(2,084)

Balance as of December 31, 2002	$14,658	$7,269	$21,927

Goodwill additions	9,135	—	9,135
Currency translation adjustments	2,239	—	2,239

Balance as of December 31, 2003	$26,032	$7,269	$33,301

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of December 31, are as follows:

	Gross carrying Amount		Accumulated Amortization
	2003	2002	2003	2002
Amortized intangible assets
Customer lists and rights to sell	$6,181	$3,850	$865	$393
Trademarks and patents	1,786	1,700	1,584	1,533
Formulations and product technology	3,276	1,420	435	165
Other	1,959	1,494	1,302	1,121

Total	$13,202	$8,464	$4,186	$3,212

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The Company recorded $960 and $805 of amortization expense in 2003 and 2002, respectively. Estimated annual aggregate amortization expense for the subsequent five years is as follows:

For the year ended December 31, 2004	$1,160
For the year ended December 31, 2005	$1,128
For the year ended December 31, 2006	$1,124
For the year ended December 31, 2007	$711
For the year ended December 31, 2008	$622

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Note 14—Commitments and Contingencies

The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites operated by unaffiliated third parties. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. Voluntarily in coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. The Company believes that the remaining potential-known liabilities associated with these matters range from approximately $900 to $1,500, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses and damages will not be incurred in excess of the amount reserved.

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $188 and $199 was accrued at December 31, 2003 and December 31, 2002, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than its existing insurance policies. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgements against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $10,000 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases have been handled to date by the subsidiary’s primary and excess insurers who agreed to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary is challenging the applicability of these limits to the claims being brought against the subsidiary. The subsidiary has additional coverage under its excess policies. The Company believes, however, that if the coverage issues under the primary policies are resolved adversely to the subsidiary, the subsidiary’s insurance coverage will likely be exhausted within the next three to four years. As a result, liabilities in respect of claims not yet asserted may exceed coverage available to the subsidiary.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

If the subsidiary’s insurance coverage were to be exhausted, claimants of the subsidiary may actively pursue claims against the Company because of the parent subsidiary relationship. Although asbestos litigation is particularly difficult to predict, especially with respect to claims that are currently not being actively pursued against the Company, the Company does not believe that such claims would have merit or that the Company would be held to have liability for any unsatisfied obligations of the subsidiary as a result of such claims. After evaluating the nature of the claims filed against the subsidiary and the small number of such claims that have resulted in any payment, the potential availability of additional insurance coverage at the subsidiary level, the additional availability of the Company’s own insurance and the Company’s strong defenses to claims that it should be held responsible for the subsidiary’s obligations because of the parent subsidiary relationship, the Company believes that the inactive subsidiary’s liabilities will not have a material impact on the Company’s financial condition, cash flows or results of operations.

The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

The Company leases certain manufacturing and office facilities and equipment under non-cancelable operating leases with various terms from one to 25 years expiring in 2020. Rent expense for 2003, 2002, and 2001 was $4,771, $4,415, and $3,359, respectively. The Company’s minimum rental commitments under non-cancelable operating leases at December 31, 2003, were approximately $4,560 in 2004, $3,798 in 2005, $2,894 in 2006, $2,640 in 2007, $2,417 in 2008, and $9,871 thereafter.

Note 15—Quarterly Results (unaudited)

	First	Second	Third	Fourth
2003
Net sales	$73,337	$83,453	$89,713	$93,689
Gross profit	28,366	28,947	30,785	33,276
Operating income	5,681	5,724	6,326	6,384
Net income	3,107	3,475	4,136	4,115
Net income per share—basic	$.34	$.37	$.44	$.43
Net income per share—diluted	$.33	$.36	$.42	$.41
2002
Net sales	$59,927	$69,457	$73,268	$71,869
Gross profit	24,357	28,962	29,399	28,859
Operating income	4,333	5,683	6,702	7,255
Net income	2,358	3,236	4,289	4,414
Net income per share—basic	$.26	$.35	$.47	$.48
Net income per share—diluted	$.26	$.35	$.45	$.46

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures.    The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), based on their evaluation of such controls and procedures as of the end of the

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

period covered by this Annual Report on Form 10-K, are effective to reasonably assure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in internal controls.    As previously disclosed, the Company is in the process of implementing a global ERP system. The Company completed its initial implementation of this system in the Netherlands during the fourth quarter of 2002. In the second quarter of 2003, the Company implemented the ERP system at its Spanish subsidiary. During the fourth quarter of 2003, the Company implemented the system at its primary U.S. Operations. At the end of 2003, subsidiaries representing more than 50% of consolidated revenue are operational on the global ERP system. Additional subsidiaries are planned to be implemented during 2004 and 2005. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Incorporated by reference is the information beginning immediately following the caption “Item 1—Election of Directors and Nominee Biographies” in the Registrant’s definitive Proxy Statement to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2003 (the “2004 Proxy Statement”) to, but not including, the caption “Compensation of Directors,” the information in the 2004 Proxy Statement beginning immediately following the caption “Board Committees and Meeting Attendance” to, but not including, the caption “Item 2—Ratification of Selection of Independent Auditors” and the information appearing in Item 4(a) of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely on the Company’s review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”), as amended, and written representations of the Company’s officers and directors, the Company believes that, with the exception of one late filing on Form 4 by Mr. Ian F. Clark involving one transaction and one late filing on Form 4 by Mr. Robert P. Hauptfuhrer involving two transactions, all reports required to be filed pursuant to Section 16(a) of the 1934 Act with respect to transactions in the Company’s Common Stock through December 31, 2003 were filed on a timely basis.

The Company has a compliance program, the governing documents of which include a Code of Conduct (which is applicable to all of the company directors, executive officers and employees) and a Financial Code of Ethics for Senior Financial Officers (which is applicable to the Chief Executive Officer, Chief Financial Officer, Global Controller, Controllers of each of the company’s majority owned affiliates, Manager of Financial Reporting, and other individuals performing similar functions designated by the company’s Board of Directors). The Audit Committee oversees the administration of the program and is directly responsible for the disposition of all reported violations of the Financial Code of Ethics and complaints received regarding accounting, internal accounting controls, or audit matters. In addition, the Audit Committee approves any waivers to the Code of Conduct for directors and executive officers. The Code of Conduct, Financial Code of Ethics, Corporate Governance Guidelines and Audit, Compensation/Management Development and Governance Committee Charters have been posted on and are available free of charge from the Investors—Corporate Governance section of our website at http://www.quakerchem.com or by written request addressed to Quaker Chemical Corporation, One Quaker Park, 901 Hector Street, Conshohocken, PA 19428 to the attention of Irene Kisleiko, Assistant Secretary.

The Board has affirmatively determined that three members of the Audit Committee, including its current Chairman, Robert P. Hauptfuhrer meet the criteria for a “financial expert” as defined by the SEC.

Item 11.    Executive Compensation.

Incorporated by reference is the information beginning immediately following the caption “Compensation of Directors” to, but not including, the caption “Board Committees and Meeting Attendance” in the 2004 Proxy Statement, the information beginning immediately following the caption “Executive Compensation” to, but not including, the caption “Report of the Compensation/Management Development Committee on Executive Compensation” and the information immediately following the caption “Compensation Committee Interlocks and Insider Participation” to, but not including, the caption “Report of the Audit Committee” contained in the 2004 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

Incorporated by reference is the information beginning immediately following the caption “Stock Ownership of Certain Beneficial Owners and Management” to, but not including, the subcaption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2003. Each number of securities reflected in the table is a reference to shares of Quaker common stock.

Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by Security holders	1,128,800	$18.42	949,342	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	1,128,800	$18.42	949,342

(1)	As of December 31, 2003, 400,000 of these shares were available for issuance as restricted stock awards under the Company’s 2001 Global Annual Incentive Plan, 478,700 shares were available for issuance upon the exercise of stock options and/or as restricted stock awards under the Company’s 2001 Long-term Performance Incentive Plan, and the other 70,642 shares were available for issuance under the 2003 Director Stock Ownership Plan.

Item 13.    Certain Relationships and Related Transactions.

No information is required to be provided in response to this Item 13.

Item 14.    Principal Accountant Fees and Services.

Incorporated by reference is the information beginning with the subcaption “Audit Fees” to, but not including the statement recommending a vote for ratification of the Company’s independent auditors contained in the 2004 Proxy Statement.

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

3.    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a) —	Amended and Restated Articles of Incorporation dated July 16, 1990. Incorporated by reference to Exhibit 3(a) as filed by Registrant with Form 10-K for the year 1996.

3(b) —	By-laws as amended through May 6, 1998. Incorporated by reference to Exhibit 3(b) as filed by Registrant with Form 10-K for the year 1998.

4 —	Shareholder Rights Plan dated March 6, 2000. Incorporated by reference to Form 8-K as filed by the Registrant on March 7, 2000.

10(a) —	Long-Term Performance Incentive Plan as approved May 5, 1993. Incorporated by reference to Exhibit 10(a) as filed by the Registrant with Form 10-K for the year 1993.*

10(i) —	Employment Agreement by and between the Registrant and Ronald J. Naples dated August 14, 1995. Incorporated by reference to Exhibit 10(i) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

10(j) —	Amendment to the Stock Option Agreement dated October 2, 1995 by and between the Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(j) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

10(k) —	Employment Agreement by and between Registrant and José Luiz Bregolato dated June 14, 1993. Incorporated by reference to Exhibit 10(k) as filed by Registrant with Form 10-K for the year 1995.*

10(l) —	Employment Agreement by and between Registrant and Daniel S. Ma dated May 18, 1993. Incorporated by reference to Exhibit 10(l) as filed by Registrant with Form 10-K for the year 1995.*

10(o) —	Amendment No. 1 to Employment Agreement dated January 1, 1997 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(o) as filed by Registrant with Form 10-K for the year 1997.*

10(p) —	Amendment No. 1 to 1995 Naples Restricted Stock Plan and Agreement dated January 21, 1998 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(p) as filed by Registrant with Form 10-K for the year 1997.*

10(s) —	Employment Agreement by and between Registrant and Joseph W. Bauer dated March 9, 1998. Incorporated by reference to Exhibit 10(s) as filed by Registrant with Form 10-K for the year 1997.*

10(t) —	Employment Agreement by and between Registrant and Ronald J. Naples dated March 11, 1999. Incorporated by reference to Exhibit 10(t) as filed by Registrant with Form 10-K for the year 1998.*

10(u) —	Employment Agreement by and between Registrant and Michael F. Barry dated November 30, 1998. Incorporated by reference to Exhibit 10(u) as filed by Registrant with Form 10-K for the year 1998.*

10(v) —	Employment Agreement by and between Registrant and Ian F. Clark dated March 15, 1999. Incorporated by reference to Exhibit 10(v) as filed by Registrant with Form 10-K for the year 1998.*

10(w) —	Change in Control Agreement by and between Registrant and Joseph W. Bauer dated February 1, 1999. Incorporated by reference to Exhibit 10(w) as filed by Registrant with Form 10-K for the year 1998.*

10(x) —	Change in Control Agreement by and between Registrant and Michael F. Barry dated November 30, 1998. Incorporated by reference to Exhibit 10(x) as filed by Registrant with Form 10-K for the year 1998.*

10(y) —	Change in Control Agreement by and between Registrant and José Luiz Bregolato dated January 6, 1999. Incorporated by reference to Exhibit 10(y) as filed by Registrant with Form 10-K for the year 1998.*

10(aa) —	Change in Control Agreement by and between Registrant and Daniel S. Ma dated January 15, 1999. Incorporated by reference to Exhibit 10(aa) as filed by Registrant with Form 10-K for the year 1998.*

10(dd) —	1999 Long-Term Performance Incentive Plan as approved May 12, 1999, effective January 1, 1999. Incorporated by reference to Exhibit 10(dd) as filed by Registrant with Form 10-K for the year 1999.*

10(ff) —	Deferred Compensation Plan as adopted by the Registrant dated December 17, 1999, effective July 1, 1997. Incorporated by reference to Exhibit 10(ff) as filed by Registrant with Form 10-K for the year 1999.*

10(gg) —	Supplemental Retirement Income Program adopted by the Registrant on November 6, 1984, as amended November 8, 1989. Incorporated by reference to Exhibit 10(gg) as filed by Registrant with Form 10-K for the year 1999.*

10(hh) —	2001 Global Annual Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit 10(hh) as filed by Registrant with Form 10-K for the year 2001.*

10(ii) —	2001 Long-Term Performance Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit 10(ii) as filed by Registrant with Form 10-K for the year 2001.*

10(jj) —	Agreement of Lease between Quaker Park Associates, L.P. and Quaker Chemical Corporation dated December 19, 2000. Incorporated by reference to Exhibit 10(jj) as filed by Registrant with Form 10-K for the year 2001.*

10(kk) —	Asset Purchase Agreement between United Lubricants Corporation and ULC Acquisition Corp. dated January 23, 2002, as amended by Amendment to Purchase Asset Agreement dated February 28, 2002. Incorporated by reference to Exhibit 10(kk) as filed by Registrant with Form 10-K for the year 2001.*

10(mm) —	Credit Agreement between Registrant and ABN AMRO Bank N.V. in the amount of $20,000,000, dated April 12, 2002. Incorporated by reference to Exhibit 10(mm) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2002.

10(nn) —	Promissory Note in the amount of $10,000,000 in favor of ABN AMRO Bank N.V., dated April 15, 2002. Incorporated by reference to Exhibit 10(nn) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2002.

10(oo) —	Stock Purchase Agreement between Epmar Corporation and Quaker Chemical Corporation dated April 22, 2002. Incorporated by reference to Exhibit 10(oo) as filed by the Registrant with Form 10-K for the year 2002.

10(pp) —	First Amendment between Quaker Chemical Corporation and ABN Amro Bank N.V. dated March 25, 2003. Incorporated by reference to Exhibit 10(pp) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2003.

10(qq) —	Credit Agreement between Registrant and PNC Bank, National Association in the amount of $10,000,000, dated June 19, 2003. Incorporated by reference to Exhibit 10(qq) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2003.

10(rr) —	Commercial Note between Registrant and National City Bank, National Association in the amount of $10,000,000, dated June 19, 2003. Incorporated by reference to Exhibit 10(rr) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2003.

10(ss) —	Employment Agreement by and between Registrant and Mark A. Harris, effective January 1, 2001.

10(tt) —	Change in Control Agreement by and between Registrant and Mark A. Harris, effective January 1, 2001.

10(uu) —	Employment Agreement by and between Registrant and L. Wilbert Platzer, effective January 1, 2001.

10(vv) —	Change in Control Agreement by and between Registrant and L. Wilbert Platzer, effective January 1, 2001.

10(ww) —	2003 Director Stock Ownership Plan as approved May 14, 2003.

10(xx) —	Employment Agreement by and between Registrant and Stephen D. Holland, effective May 18, 2003.

21 —	Subsidiaries and Affiliates of the Registrant

23 —	Consent of Independent Accountants

31.1 —	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 —	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 —	Certification of Ronald J. Naples pursuant to 18 U.S. C. Section 1350.

32.2 —	Certification of Michael F. Barry pursuant to 18 U.S. C. Section 1350.

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.

(b) Reports on Form 8-K.

1. On October 31, 2003 the Company furnished on Form 8-K its Third Quarter 2003 Press Release.

(c) The exhibits required by Item 601 of Regulation S-K filed as part of this Report or incorporated herein by reference are listed in subparagraph (a)(3) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION Registrant

By:	/S/ RONALD J. NAPLES
Ronald J. Naples Chairman of the Board and Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ RONALD J. NAPLES Ronald J. Naples Chairman of the Board and Chief Executive Officer	Principal Executive Officer and Director	March 10, 2004

/s/ MICHAEL F. BARRY Michael F. Barry Vice President, Chief Financial Officer and Treasurer	Principal Financial Officer	March 10, 2004

/s/ MARK A. FEATHERSTONE Mark A. Featherstone Global Controller	Principal Accounting Officer	March 10, 2004

Joseph B. Anderson, Jr.	Director	March , 2004

/s/ PATRICIA C. BARRON Patricia C. Barron	Director	March 10, 2004

/s/ PETER A. BENOLIEL Peter A. Benoliel	Director	March 10, 2004

Donald R. Caldwell	Director	March , 2004

/s/ ROBERT E. CHAPPELL Robert E. Chappell	Director	March 10, 2004

/s/ WILLIAM R. COOK William R. Cook	Director	March 10, 2004

/s/ EDWIN J. DELATTRE Edwin J. Delattre	Director	March 10, 2004

Signatures	Capacity	Date

/s/ ROBERT P. HAUPTFUHRER Robert P. Hauptfuhrer	Director	March 10, 2004

/s/ ROBERT H. ROCK Robert H. Rock	Director	March 10, 2004

QUAKER CHEMICAL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs Charged to Allowance	Effect of Exchange Rate Changes	Balance at End of Period
	(Dollars in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2003	$6,118	$991	$(435)	$89	$6,763
Year ended December 31, 2002	$5,155	$1,365	$(493)	$91	$6,118
Year ended December 31, 2001	$2,960	$2,472	$(218)	$(59)	$5,155

EXHIBIT INDEX

Exhibit No.	Description
10(ss)	Employment Agreement by and between Registrant and Mark A. Harris, effective January 1, 2001.

10(tt)	Change in Control Agreement by and between Registrant and Mark A. Harris, effective January 1, 2001.

10(uu)	Employment Agreement by and between Registrant and L. Wilbert Platzer, effective January 1, 2001.

10(vv)	Change in Control Agreement by and between Registrant and L. Wilbert Platzer, effective January 1, 2001.

10(ww)	2003 Director Stock Ownership Plan as approved by shareholders on May 14, 2003.

10(xx)	Employment Agreement by and between Registrant and Stephen D. Holland, effective May 18, 2003.

21	Subsidiaries and Affiliates of the Registrant

23	Consent of Independent Accountants

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Ronald J. Naples pursuant to U.S.C. Section 1350

32.2	Certification of Michael F. Barry pursuant to U.S.C. Section 1350