Form 10-Q
period 2004-03-31
QUAKER CHEMICAL CORP
filed 2004-05-07
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Registrant’s telephone number, including area code: 610-832-4000

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on April 30, 2004	9,627,878

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

Item 1. Financial Statements

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	March 31, 2004	December 31, 2003*
ASSETS
Current assets
Cash and cash equivalents	$22,894	$21,915
Accounts receivable, net	82,063	78,121
Inventories
Raw materials and supplies	15,707	14,691
Work-in-process and finished goods	18,262	17,520
Prepaid expenses and other current assets	14,065	11,277

Total current assets	152,991	143,524

Property, plant and equipment, at cost	137,402	136,448
Less accumulated depreciation	75,187	74,057

Net property, plant and equipment	62,215	62,391
Goodwill	33,309	33,301
Other intangible assets, net	9,299	9,616
Investments in associated companies	5,937	6,005
Deferred income taxes	12,875	12,846
Other assets	19,525	19,664

Total assets	$296,151	$287,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$50,614	$42,992
Accounts and other payables	41,439	41,259
Accrued compensation	6,385	6,816
Other current liabilities	14,942	14,738

Total current liabilities	113,380	105,805
Long-term debt	15,622	15,827
Deferred income taxes	2,749	2,688
Other noncurrent liabilities	41,278	40,967

Total liabilities	173,029	165,287

Minority interest in equity of subsidiaries	10,678	9,708

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued (including treasury shares) 9,664,009 shares	9,664	9,664
Capital in excess of par value	2,307	2,181
Retained earnings	118,546	117,308
Unearned compensation	(554)	(621)
Accumulated other comprehensive (loss)	(16,851)	(15,406)

	113,112	113,126
Treasury stock, shares held at cost; 2004 – 39,711 2003 – 54,178	(668)	(774)

Total shareholders’ equity	112,444	112,352

	$296,151	$287,347

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (Dollars in thousands, except per share amounts)
	Three Months Ended March 31,
	2004	2003
Net sales	$98,131	$73,337
Cost of goods sold	65,676	44,971

Gross margin	32,455	28,366
Selling, general and administrative expenses	26,598	22,685

Operating income	5,857	5,681
Other income, net	559	88
Interest expense	(470)	(350)
Interest income	155	211

Income before taxes	6,101	5,630
Taxes on income	1,922	1,858

	4,179	3,772
Equity in net income of associated companies	149	86
Minority interest in net income of subsidiaries	(1,019)	(751)

Net income	$3,309	$3,107

Per share data:
Net income – basic	$0.35	$0.34
Net income – diluted	$0.33	$0.33
Dividends declared	$0.215	$0.21
Based on weighted average number of shares outstanding:
Basic	9,570,664	9,270,775
Diluted	9,977,713	9,508,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands)
	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$3,309	$3,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,981	1,646
Amortization	284	215
Equity in net income of associated companies	(149)	(86)
Minority interest in earnings of subsidiaries	1,019	751
Deferred compensation and other, net	208	241
Pension and other postretirement benefits	313	317
Increase (decrease) in cash from changes in current assets and current liabilities:
Accounts receivable	(4,316)	(399)
Inventories	(1,867)	(1,389)
Prepaid expenses and other current assets	(2,768)	(1,342)
Accounts payable and accrued liabilities	329	(5,927)
Change in restructuring liabilities	(290)	(699)

Net cash (used in) operating activities	(1,947)	(3,565)

Cash flows from investing activities
Investments in property, plant and equipment	(2,347)	(2,113)
Dividends and distributions from associated companies	233	1,800
Other, net	(57)	(40)

Net cash (used in) investing activities	(2,171)	(353)

Cash flows from financing activities
Net increase in short-term borrowings	7,617	3,791
Repayment of long-term debt	(160)	(7)
Dividends paid	(2,020)	(1,961)
Stock options exercised, other	232	86
Distributions to minority shareholders	(245)	(213)

Net cash provided by financing activities	5,424	1,696

Effect of exchange rate changes on cash	(327)	409

Net increase (decrease) in cash and cash equivalents	979	(1,813)
Cash and cash equivalents at beginning of period	21,915	13,857

Cash and cash equivalents at end of period	$22,894	$12,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2004 presentation. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 2003.

As part of the Company’s chemical management services, certain third party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third party products transferred under arrangements resulting in net reporting totaled $8,797 and $7,287 for the three months ended March 31, 2004 and 2003, respectively.

Note 2 – Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Certain Variable Interest Entities, (“VIEs”), which is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” FIN 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activities of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. FIN 46, as revised by FIN 46 (revised December 2003), is effective for public entities that have interests in variable interest entities commonly referred to as special-purpose entities for periods ending December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company has determined that its real estate joint venture, which has always been accounted for under the equity method, is a VIE and that the Company is not the primary beneficiary. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained and would include any VIEs if the Company was the primary beneficiary pursuant to the provisions of FIN 46.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net Income – as reported	$3,309	$3,107
Add: Stock-based employee compensation expense included in net income, net of related tax effects	102	176
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(176)	(220)

Pro forma net income	$3,235	$3,063

Earnings per share:
Basic – as reported	$0.35	$0.34
Basic – pro forma	$0.34	$0.33
Diluted – as reported	$0.33	$0.33
Diluted – pro forma	$0.32	$0.32

Note 4 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended March 31,
	2004	2003
Numerator for basic EPS and diluted EPS– net income	$3,309	$3,107

Denominator for basic EPS–weighted average shares	9,571	9,271
Effect of dilutive securities, primarily employee stock options	407	238

Denominator for diluted EPS–weighted average shares and assumed conversions	$9,978	$9,509

Basic EPS	$0.35	$0.34
Diluted EPS	$0.33	$0.33

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 5 – Business Segments

The	Company’s reportable segments are as follows:

(1)	Metalworking process chemicals – products used as lubricants for various heavy industrial and manufacturing applications.

(2)	Coatings – temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3)	Other chemical products – other various chemical products.

Segment	data includes direct segment costs as well as general operating costs.

The	table below presents information about the reported segments:

	Three Months Ended March 31,
	2004	2003
Metalworking Process Chemicals
Net Sales	$91,615	$66,983
Operating Income	14,669	13,089

Coatings
Net Sales	5,720	5,259
Operating Income	1,502	1,305

Other Chemical Products
Net Sales	796	1,095
Operating Income	118	276

Total
Net Sales	98,131	73,337
Operating Income	16,289	14,670

Non-operating expenses	(8,167)	(7,128)

Depreciation and amortization	(2,265)	(1,861)

Interest expense	(470)	(350)

Interest income	155	211

Other income, net	559	88

Consolidated income before taxes	$6,101	$5,630

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 6 – Comprehensive Income

The	following table summarizes comprehensive income:

	Three Months Ended March 31,
	2004	2003
Net income	$3,309	$3,107
Foreign currency translation adjustments	(1,445)	2,595

Comprehensive income	$1,864	$5,702

Note 7 – Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization and reduce operating costs (2001 program). Quaker’s restructuring plans included the decision to close and sell manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges are provisions for severance of 53 employees. Restructuring and related charges of $5,854 were recognized in 2001. The charge comprised $2,807 related to employee separations, $2,450 related to facility rationalization charges, and $597 related to abandoned acquisitions. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. As of March 31, 2004, Quaker had completed 52 of the planned 53 employee separations under the 2001 plan. In 2003, the Company reversed $216 of unused restructuring accruals related to the 2001 program.

In 2003, Quaker’s management approved restructuring plans to further realign the organization (2003 program). Included in the 2003 restructuring charge are provisions for severance for 9 employees totaling $273.

Quaker expects to substantially complete the initiatives contemplated under the restructuring plans, including the sale of its former manufacturing facility in France during 2004.

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking segment, are as follows:

	Employee Separations	Facility Rationalization	Total
2001 Program:
December 31, 2003 ending balance	$450	$525	$975
Payments	(158)	(46)	(204)
Currency translation and other	17	27	44

March 31, 2004 ending balance	309	506	815

2003 Program:
December 31, 2003 ending balance	228	—	228
Payments	(86)	—	(86)
Currency translation and other	(1)	—	(1)

March 31, 2004 ending balance	141	—	141

Total restructuring March 31, 2004 ending balance	$450	$506	$956

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 8 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

	Metalworking process chemicals	Coatings	Total
Balance as of December 31, 2003	$26,032	$7,269	$33,301

Goodwill additions	224	—	224
Currency translation adjustments	(216)	—	(216)

Balance as of March 31, 2004	$26,040	$7,269	$33,309

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2004 and December 31, 2003 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2004	2003	2004	2003
Amortized intangible assets

Customer lists and rights to sell	$6,153	$6,181	$1,018	$865
Trademarks and patents	1,788	1,786	1,603	1,584
Formulations and product technology	3,278	3,276	537	435
Other	1,949	1,959	1,311	1,302

Total	$13,168	$13,202	$4,469	$4,186

The Company recorded $284 and $215 of amortization expense in the first quarter of 2004 and 2003, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2004	$1,161
For the year ended December 31, 2005	$1,128
For the year ended December 31, 2006	$1,116
For the year ended December 31, 2007	$708
For the year ended December 31, 2008	$617
For the year ended December 31, 2009	$607

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Note 9 – Debt

In April 2004, the Company entered into a $10.0 million uncommitted demand credit facility with a bank. At the Company’s option, the interest rate for borrowings under this agreement may be based on the prime rate less a margin or a LIBOR rate plus a margin. This brings the Company’s credit lines to a total of $60.0 million, $30.0 million committed and $30.0 million uncommitted.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 10 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three months ended March 31, are as follows:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Service Cost	$876	$718	$11	$13
Interest cost and other	1,276	1,126	171	204
Expected return on plan assets	(1,120)	(940)	—	—
Other amortization, net	263	201	—	—

Net periodic benefit cost	$1,295	$1,105	$182	$217

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to make minimum cash contributions of $1,483 to its U.S. pension plan and $1,061 to its other postretirement benefit plan in 2004. As of March 31, 2004 $345 and $246 of contributions have been made, respectively.

Note 11 – Commitments and Contingencies

The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites operated by unaffiliated third parties. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. Voluntarily in coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. The Company believes that the remaining potential-known liabilities associated with these matters ranges from approximately $900 to $1,500, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses and damages will not be incurred in excess of the amount reserved.

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $148 and $188 was accrued at March 31, 2004 and December 31, 2003, respectively, to provide for such anticipated future environmental assessments and remediation costs.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services for various heavy industrial and manufacturing applications around the globe, with significant sales to the steel and automotive industries. Our strategies and initiatives flow from three business imperatives: (1) sell customer solutions - value - not just fluids, (2) operate as a globally integrated whole, and (3) harness the power of our global knowledge and learning. Success factors critical to the Company’s business include successfully differentiating ourselves from our competition, operating efficiently as a globally integrated whole, and increasing market share, customer penetration and profitability through internally developed programs and strategic acquisitions.

The Company operates in mature businesses, which are driven by demand for consumer durables and are, therefore, subject to the vulnerabilities of a cyclical economy. For the first quarter 2004, the Company saw signs of an improving global economy with sequential quarterly growth in all four of its regions with high growth in the South American and Asia/Pacific markets. The Company expects 2004 to be a strong revenue growth year in all business segments and in all regions due to its business initiatives as well as an improvement in the global economy.

The Company experienced significant revenue growth in the first quarter of 2004 versus the first quarter of 2003, driven by foreign exchange, acquisitions and its chemical management services (CMS). The revenue growth attributable to CMS was due to the award of new contracts in the North American automotive market, which were effective May 1, 2003. The profitability of this new business is dependent on the Company’s ability to identify and implement cost reduction programs and to achieve product conversions. Since inception, the profit impact of these contracts has been immaterial. During 2004, the Company continues to expect to realize increased profitability from this business as cost reductions and product conversions are achieved.

Higher crude oil prices and higher expenses including pension, insurance, Sarbanes-Oxley compliance and ERP implementation negatively impacted the Company’s first quarter results as compared to the prior year. Despite these trends, the Company’s first quarter results were consistent with previous guidance and the Company’s 2004 outlook continues to be for a slight improvement in year-over-year earnings. In addition, the Company recently increased its quarterly dividend, which will result in the 32nd consecutive year of annual dividend increases paid to shareholders.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $22.9 million at March 31, 2004 from $21.9 million at December 31, 2003. The increase resulted primarily from $1.9 million cash used in operating activities and $2.2 million cash used in investing activities, offset by $5.4 million cash provided by financing activities.

Net cash flows used in operating activities were $1.9 million in the first quarter of 2004 compared to $3.6 million in the same period of 2003. The difference is primarily caused by increased cash flows from accounts payable and accrued liabilities offset in part by a decrease to cash from higher accounts receivable balances. The increased cash flows from accounts payable and accrued liabilities was due to lower incentive compensation payments made in the first quarter 2004 versus 2003. The increase in accounts receivable was primarily due to the Company’s new CMS contracts as well as increased sales volume.

Net cash flows used in investing activities were $2.2 million in the first quarter of 2004 compared to $0.4 million in the same period of 2004. The increased use of cash was caused by slightly higher capital expenditures as well as a lower level of priority distributions received from the Company’s real estate joint venture compared to 2003. In the first quarter of 2004 capital expenditures were $2.3 million. Major projects included the Company’s U.S. lab renovation, global ERP implementation, and capital expansion related to the Vulcan acquisition. The Company is near completion on both the Vulcan acquisition related capital expenditures and the U.S. lab renovation. The capital related to the Vulcan acquisition will allow the Company to move essentially all of the production from Vulcan to other facilities and save on external manufacturing costs. Also, capital expenditures related to the ERP implementation is expected to be considerably less in 2004 than over the past few years. Overall, the Company is expecting total 2004 capital expenditures to be slightly under $10.0 million, which would be a 20% reduction from the 2003 capital expenditure levels.

Net cash flows provided by financing activities were $5.4 million for the first quarter of 2004 compared to $1.7 million for the same period in the prior year. The net change was primarily due to $7.6 million of short-term borrowings incurred in the first quarter of 2004 used to finance the Company’s capital expenditures and working capital needs.

In April 2004, the Company entered into a $10.0 million uncommitted demand credit facility with a bank. At the Company’s option, the interest rate for borrowings under this agreement may be based on the prime rate less a margin or a LIBOR rate plus a margin. This brings the Company’s credit lines to a total of $60.0 million, consisting of $30.0 million committed and $30.0 million uncommitted.

The Company believes that its balance sheet remains strong with a net debt-to-total capital ratio of 28% compared to 25% at the end of 2003. The Company further believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisition and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of First Three Months 2004 with First Three Months 2003

Net income for the first quarter increased 7% to $3.3 million versus $3.1 million for the first quarter of 2003. Consistent with previous guidance, earnings per diluted share were $0.33 in the first quarters of both 2004 and 2003.

Net sales for the first quarter of 2004 were a record $98.1 million, up 34% from $73.3 million for the first quarter of 2003. Foreign exchange rate translation, the Company’s 2003 acquisitions and the Company’s chemical management services (CMS) contracts awarded since May, 2003 favorably impacted net sales by $6.5 million, $5.5 million and $10.1 million, respectively. The remaining net sales increase of approximately 4% is primarily due to double-digit growth in the Asia/Pacific and South American regions.

Gross margin as a percentage of sales declined from 38.7% for the first quarter of 2003 to 33.1% for the first quarter of 2004. As previously disclosed, the Company’s new CMS contracts have caused different relationships between margins and revenue than in the past. At the majority of current CMS sites, the Company effectively acts as an agent and records revenue and costs from these sales on a net sales or “pass-through” basis. The new CMS contracts have a different structure, which results in the Company recognizing in reported revenue the gross revenue received from the CMS site customer, and in cost of goods sold the third party product purchases. The negative impact to gross margin for the first quarter related to the new CMS contracts is approximately 4.5 percentage points. The remaining decline in gross margin as a percentage of sales is due to increased raw material costs, as well as product and regional sales mix.

Selling, general and administrative expenses for the quarter increased $3.9 million compared to the first quarter of 2003. Foreign exchange rate translation and the Company’s 2003 acquisitions accounted for approximately 60% of the increase over the prior year. The majority of the remaining increase was primarily due to higher expenses associated with the Company’s ERP implementation, Sarbanes-Oxley compliance, as well as inflationary increases.

The increase in other income reflects a priority-return distribution from the Company’s real estate joint venture in the first quarter of 2004 and foreign exchange gains in the first quarter of 2004 versus losses in the first quarter of 2003. The increase in net interest expense is primarily due to higher debt balances outstanding during the first quarter of 2004 versus the prior year.

The year-to-date 2004 effective tax rate is 31.5% compared to 33% in the prior year. The Company currently anticipates its effective tax rate will remain in the 30% to 32% range for the 2004 year. Of course, many external and internal factors can impact this rate and the Company will continue to refine this number, if necessary as the year progresses.

The increase in equity income for the first quarter 2004 is primarily due to stronger performances from our Japan and Mexico joint ventures. Minority interest was higher for the first quarter of 2004 compared with the same period last year driven by stronger performances from most of our minority interest affiliates.

The increase in diluted shares is primarily due to stock option exercises as well as the Company’s higher stock price quarter over quarter, which impacts the diluted share calculation.

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

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, oral or written forward-looking statements are also included in Quaker’s periodic reports on Forms 10-K and 8-K, press releases and other materials released to the public.

Any or all of the forward-looking statements in this Report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in Quaker’s subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. A major risk is that the Company’s demand is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production planning shutdowns. Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, and terrorist attacks such as those that occurred on September 11, 2001. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed below could also adversely affect us. Therefore, we caution you not to place undue reliance on our forward-looking statements. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quaker is exposed to the impact of changes of interest rates, foreign currency fluctuations, changes in commodity prices, and credit risk.

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s short-term borrowings. As of March 31, 2004, Quaker had $47.8 million in short-term borrowings.

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

Item 4. Controls and Procedures.

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

Changes in internal controls. As previously disclosed, the Company is in the process of implementing a global ERP system. The Company completed its initial implementation of this system in The Netherlands during 2002. During 2003, the Company implemented this system in additional European subsidiaries, its primary U.S. Operations and several CMS sites. At the end of 2003, subsidiaries representing more than 50% of consolidated revenue are operational on the global ERP system. The Company continued to implement this system at other CMS sites during the first quarter of 2004. Additional subsidiaries and CMS sites are planned to be implemented during 2004 and 2005. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of Part II are inapplicable and have been omitted.

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

(b) Reports on Form 8-K.

1. On February 17, 2004 the Company furnished on Form 8-K its Fourth Quarter 2003 Press Release.

* * * * * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ MICHAEL F. BARRY
Michael F. Barry, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: May 7, 2004