Form 10-Q
period 2004-06-30
QUAKER CHEMICAL CORP
filed 2004-08-06
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on July 31, 2004	9,656,715

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

Item 1. Financial Statements

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	June 30, 2004	December 31, 2003*
ASSETS
Current assets
Cash and cash equivalents	$24,470	$21,915
Accounts receivable, net	81,791	78,121
Inventories
Raw materials and supplies	18,781	14,691
Work-in-process and finished goods	19,069	17,520
Prepaid expenses and other current assets	14,442	11,277

Total current assets	158,553	143,524

Property, plant and equipment, at cost	138,565	136,448
Less accumulated depreciation	76,619	74,057

Net property, plant and equipment	61,946	62,391
Goodwill	32,906	33,301
Other intangible assets, net	8,996	9,616
Investments in associated companies	5,923	6,005
Deferred income taxes	12,839	12,846
Other assets	19,718	19,664

Total assets	$300,881	$287,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$54,164	$42,992
Accounts and other payables	42,017	41,259
Accrued compensation	6,138	6,816
Other current liabilities	13,305	14,738

Total current liabilities	115,624	105,805
Long-term debt	17,946	15,827
Deferred income taxes	2,764	2,688
Other noncurrent liabilities	41,564	40,967

Total liabilities	177,898	165,287

Minority interest in equity of subsidiaries	11,021	9,708

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued (including treasury shares) 9,664,009 shares	9,664	9,664
Capital in excess of par value	2,489	2,181
Retained earnings	119,316	117,308
Unearned compensation	(488)	(621)
Accumulated other comprehensive (loss)	(18,790)	(15,406)

	112,191	113,126
Treasury stock, shares held at cost; 2004 – 8,832, 2003 – 54,178	(229)	(774)

Total shareholders’ equity	111,962	112,352

	$300,881	$287,347

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (dollars in thousands, except per share data)
	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net sales	$98,683	$83,453	$196,814	$156,790
Cost of goods sold	66,139	54,506	131,815	99,477

Gross margin	32,544	28,947	64,999	57,313
Selling, general and administrative expenses	27,209	23,223	53,807	45,908

Operating income	5,335	5,724	11,192	11,405
Other income (expense), net	208	447	767	535
Interest expense	(547)	(387)	(1,017)	(737)
Interest income	198	152	353	363

Income before taxes	5,194	5,936	11,295	11,566
Taxes on income	1,636	1,843	3,558	3,701

	3,558	4,093	7,737	7,865
Equity in net income of associated companies	186	169	335	255
Minority interest in net income of subsidiaries	(897)	(787)	(1,916)	(1,538)

Net income	$2,847	$3,475	$6,156	$6,582

Per share data:
Net income – basic	$0.30	$0.37	$0.64	$0.71
Net income – diluted	$0.29	$0.36	$0.62	$0.69
Dividends declared	$0.215	$0.21	$0.43	$0.42
Based on weighted average number of shares outstanding:
Basic	9,604,142	9,323,895	9,587,393	9,297,482
Diluted	9,983,809	9,671,578	9,981,999	9,593,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands) For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$6,156	$6,582
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	4,098	3,394
Amortization	575	438
Equity in net income of associated companies	(335)	(255)
Minority interest in earnings of subsidiaries	1,916	1,538
Deferred compensation and other, net	245	226
Pension and other postretirement benefits	411	2,190
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(4,824)	(11,380)
Inventories	(6,110)	(2,789)
Prepaid expenses and other current assets	(3,318)	1,204
Accounts payable and accrued liabilities	(213)	(2,467)
Change in restructuring liabilities	(327)	(866)

Net cash (used in) operating activities	(1,726)	(2,185)

Cash flows from investing activities
Investments in property, plant and equipment	(4,915)	(4,859)
Dividends and distributions from associated companies	233	3,890
Payments related to acquisitions	—	(1,105)
Other, net	28	53

Net cash (used in) investing activities	(4,654)	(2,021)

Cash flows from financing activities
Net increase in short-term borrowings	11,165	7,747
Proceeds from long-term debt	2,463	—
Repayment of long-term debt	(255)	—
Dividends paid	(4,091)	(3,924)
Stock options exercised, other	716	1,700
Distributions to minority shareholders	(245)	(609)

Net cash provided by financing activities	9,753	4,914

Effect of exchange rate changes on cash	(818)	533

Net increase in cash and cash equivalents	2,555	1,241
Cash and cash equivalents at beginning of period	21,915	13,857

Cash and cash equivalents at end of period	$24,470	$15,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2004 presentation. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 2003.

As part of the Company’s chemical management services, certain third party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third party products transferred under arrangements resulting in net reporting totaled $17,518 and $13,440 for the six months ended June 30, 2004 and 2003, respectively.

Note 2 – Recently Issued Accounting Standards

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a Federal subsidy to companies which sponsor retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On May 20, 2004 the FASB issued FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides guidance on the accounting for the effects of the new Medicare prescription drug benefit under Medicare Part D. The provisions of the FSP are effective for the first interim or annual period beginning after June 15, 2004. For the Company, the provisions will be effective for the third quarter of 2004 beginning on July 1, 2004. Therefore, measures of the accumulated postretirement benefit obligation or net periodic benefit cost for the period ended June 30, 2004 do not reflect any amount associated with the subsidy. The Company is still assessing whether the benefits provided by its retiree health care benefit plan are actuarially equivalent to the Medicare Part D benefit under the Act.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net Income – as reported	$2,847	$3,475	$6,156	$6,582
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	(23)	102	152
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(156)	(115)	(332)	(334)

Pro forma net income	$2,691	$3,337	$5,926	$6,400

Earnings per share:
Basic – as reported	$0.30	$0.37	$0.64	$0.71
Basic – pro forma	$0.28	$0.36	$0.62	$0.69
Diluted – as reported	$0.29	$0.36	$0.62	$0.69
Diluted – pro forma	$0.27	$0.35	$0.59	$0.67

Note 4 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator for basic EPS and diluted EPS– net income	$2,847	$3,475	$6,156	$6,582

Denominator for basic EPS–weighted average shares	9,604	9,324	9,587	9,297
Effect of dilutive securities, primarily employee stock options	380	348	395	296

Denominator for diluted EPS–weighted average shares and assumed conversions	9,984	9,672	9,982	9,593

Basic EPS	$0.30	$0.37	$0.64	$0.71
Diluted EPS	$0.29	$0.36	$0.62	$0.69

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 5 – Business Segments

The Company’s reportable segments are as follows:

(1) Metalworking process chemicals – industrial process fluids for various heavy industrial and manufacturing applications.

(2) Coatings – temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3) Other chemical products – other various chemical products.

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Metalworking Process Chemicals
Net Sales	$91,016	$75,991	$182,631	$142,974
Operating Income	13,741	12,662	28,410	25,751

Coatings
Net Sales	6,187	6,306	11,907	11,565
Operating Income	1,761	1,711	3,263	3,016

Other Chemical Products
Net Sales	1,480	1,156	2,276	2,251
Operating Income	287	162	405	438

Total
Net Sales	98,683	83,453	196,814	156,790
Operating Income	15,789	14,535	32,078	29,205

Non-operating expenses	(10,163)	(8,588)	(20,311)	(17,362)

Amortization	(291)	(223)	(575)	(438)

Interest expense	(547)	(387)	(1,017)	(737)

Interest income	198	152	353	363

Other income, net	208	447	767	535

Consolidated income before taxes	$5,194	$5,936	$11,295	$11,566

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 6 – Comprehensive Income

The following table summarizes comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$2,847	$3,475	$6,156	$6,582
Foreign currency translation adjustments	(1,939)	4,073	(3,384)	6,668

Comprehensive income	$908	$7,548	$2,772	$13,250

Note 7 – Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization and reduce operating costs (2001 program). Quaker’s restructuring plans included the decision to close and sell manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges are provisions for severance of 53 employees. Restructuring and related charges of $5,854 were recognized in 2001. The charge comprised $2,807 related to employee separations, $2,450 related to facility rationalization charges, and $597 related to abandoned acquisitions. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. As of June 30, 2004, Quaker had completed 52 of the planned 53 employee separations under the 2001 plan.

In 2003, Quaker’s management approved restructuring plans to further realign the organization (2003 program). Included in the 2003 restructuring charge are provisions for severance for 9 employees totaling $273.

Quaker expects to substantially complete the initiatives contemplated under the restructuring plans, including the sale of its former manufacturing facility in France during 2004.

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking process chemicals segment, are as follows:

	Employee Separations	Facility Rationalization	Total
2001 Program:
December 31, 2003 ending balance	$450	$525	$975
Payments	(158)	(59)	(217)
Currency translation and other	16	29	45

June 30, 2004 ending balance	308	495	803

2003 Program:
December 31, 2003 ending balance	228	—	228
Payments	(110)	—	(110)
Currency translation and other	2	—	2

June 30, 2004 ending balance	120	—	120

Total restructuring June 30, 2004 ending balance	$428	$495	$923

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 8 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

	Metalworking process chemicals	Coatings	Total
Balance as of December 31, 2003	$26,032	$7,269	$33,301
Goodwill additions	262	—	262
Currency translation adjustments	(657)	—	(657)

Balance as of June 30, 2004	$25,637	$7,269	$32,906

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2004 and December 31, 2003 are as follows:

	Gross Carrying Amount		Accumulated Amortization
Amortized intangible assets	2004	2003	2004	2003
Customer lists and rights to sell	$6,142	$6,181	$1,620	$865
Trademarks and patents	1,788	1,786	1,146	1,584
Formulations and product technology	3,278	3,276	635	435
Other	1,947	1,959	1,358	1,302

Total	$13,155	$13,202	$4,759	$4,186

The Company recorded $575 and $438 of amortization expense in the first six months of 2004 and 2003, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2004	$1,160
For the year ended December 31, 2005	$1,127
For the year ended December 31, 2006	$1,115
For the year ended December 31, 2007	$707
For the year ended December 31, 2008	$616
For the year ended December 31, 2009	$606

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Note 9 – Debt

In April 2004, the Company entered into a $10,000 uncommitted demand credit facility with a bank. At the Company’s option, the interest rate for borrowings under this agreement may be based on the prime rate less a margin or a LIBOR rate plus a margin.

In June 2004, the Company amended one of its committed credit facilities which was set to expire in June 2004. The amendment increased the facility from $15,000 to $25,000 and extended the expiry date to June 2005.

The above actions bring the Company’s credit lines to a total of $70,000, $40,000 committed and $30,000 uncommitted. At June 30, 2004, the Company had approximately $50,800 outstanding on its credit lines.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 10 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three and six months ended June 30, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Service Cost	$862	$700	$8	$3	$1,738	$1,418	$19	$16
Interest cost and other	1,265	1,097	138	45	2,541	2,223	309	249
Expected return on plan assets	(1,107)	(915)	—	—	(2,227)	(1,855)	—	—
Other amortization, net	261	196	—	—	524	397	—	—

Net periodic benefit cost	$1,281	$1,078	$146	$48	$2,576	$2,183	$328	$265

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to make minimum cash contributions of $1,483 to its U.S. pension plan and $1,061 to its other postretirement benefit plan in 2004. As of June 30, 2004 $722 and $489 of contributions have been made, respectively.

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

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $168 and $188 was accrued at June 30, 2004 and December 31, 2003, respectively, to provide for such anticipated future environmental assessments and remediation costs.

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

The Company operates in mature businesses, which are driven by demand for consumer durables and are, therefore, subject to the vulnerabilities of a cyclical economy. The Company experienced significant revenue growth in the second quarter of 2004 versus the second quarter of 2003, driven by acquisitions, its chemical management services (CMS) business, solid base business growth and favorable foreign exchange. The Company expects 2004 to be a strong revenue growth year due to its business initiatives as well as an improvement in the global economy.

For the second quarter 2004, the Company saw high growth in the South American and Asia/Pacific markets. The revenue growth attributable to CMS was due to the award of new contracts in the North American automotive market, which were effective May 1, 2003. The profitability of this new business is dependent on the Company’s ability to identify and implement cost reduction programs and to achieve product conversions. While the new CMS contracts made a profit contribution in the second quarter of 2004, the Company was behind in its expectations for both product conversions and product usage reductions. In addition, higher raw material costs, and higher expenses including Sarbanes-Oxley compliance, and the Company’s ERP implementation negatively impacted the second quarter results as compared to the prior year. The Company does not anticipate raw material cost relief for the remainder of 2004. These trends were largely responsible for the shortfall in earnings for the quarter compared to the prior year despite record sales in the quarter.

Looking forward to the second half of the year, the Company announced and began implementing price increases and surcharges in the second quarter to help offset increases in raw material costs. Though delayed in implementing CMS product conversions and product usage reduction programs, the Company has recently been making considerable progress in both areas. The Company expects to realize the benefits of these actions in the second half of the year. The Company is still optimistic that for the 2004 year, it will achieve earnings around our prior year level. Critical to making this happen are the continued economic recovery in the Company’s key markets, the contribution of announced price increases and strong follow-through on our progress in product conversion and product usage reduction programs in the Company’s CMS business.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $24.5 million at June 30, 2004 from $21.9 million at December 31, 2003. The increase resulted primarily from $1.7 million cash used in operating activities and $4.7 million cash used in investing activities, offset by $9.8 million cash provided by financing activities.

Net cash flows used in operating activities were $1.7 million in the first half of 2004 compared to $2.2 million in the same period of 2003. Although the amounts are relatively consistent, there have been some significant movements in the Company’s working capital accounts. Accounts receivable in 2004 has had less of an impact on operating cash flow, reflective of the initial working capital investment associated with the Company’s new CMS contracts which began in the second quarter of 2003. In addition, in the first half of 2004 the Company entered into additional CMS contracts which have impacted our working capital accounts. The increase in inventory is attributable to higher business levels, particularly in the South American and Asia/Pacific markets, the additional CMS contracts and higher raw material costs. The $4.5 million decrease to cash from the prior year in prepaid expenses and other current assets is reflective of a $2.6 million tax settlement received in the first half of 2003 as well as attributable to the timing of higher prepaid insurance premiums in 2004. The change in cash flows from accounts payable and accrued liabilities was largely due to lower incentive compensation payments made in 2004 versus 2003.

Net cash flows used in investing activities were $4.7 million in the first half of 2004 compared to $2.0 million in the same period of 2003. The increased use of cash was caused by a lower level of priority distributions received from the Company’s real estate joint venture compared to 2003 offset by payments related to the Company’s KS Chemie acquisition in 2003. In the first half of 2004 capital expenditures were $4.9 million. Major projects included the Company’s U.S. lab renovation, global ERP implementation, and capital expansion related to the Vulcan acquisition. The Company is near completion on the U.S. lab renovation. The capital expansion project related to the Vulcan acquisition is complete and has allowed the Company to move essentially all of the production from Vulcan to other facilities and to save on external manufacturing costs. Also, capital expenditures related to the ERP implementation is expected to be considerably less in 2004 than over the past few years. Overall, the Company is expecting total 2004 capital expenditures to be slightly under $10.0 million, which would be a 20% reduction from the 2003 capital expenditure levels.

Net cash flows provided by financing activities were $9.8 million for the first half of 2004 compared to $4.9 million for the same period in the prior year. The net change was primarily due to increased short-term and long-term borrowings incurred in the first half of 2004 used to finance the Company’s capital expenditures and continued working capital needs.

In April 2004, the Company entered into a $10.0 million uncommitted demand credit facility with a bank. At the Company’s option, the interest rate for borrowings under this agreement may be based on the prime rate less a margin or a LIBOR rate plus a margin. In June 2004, the Company amended one of its committed credit facilities which was set to expire in June 2004. The amendment increased the facility from $15.0 million to $25.0 million and extended the expiry date to June 2005. These actions bring the Company’s credit lines to a total of $70.0 million, $40.0 committed and $30.0 uncommitted. At June 30, 2004 the Company had approximately $50.8 million outstanding on its credit lines.

The Company continues to have significant cash balances in many of its consolidated foreign entities. The Company periodically remits this cash to the U.S. when it is advantageous from a tax perspective. The Company believes that its balance sheet remains strong with a net debt-to-total capital ratio of 30% at June 30, 2004 compared to 25% at the end of 2003. The Company further believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisition and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of the First Six Months 2004 with First Six Months of 2003

Net sales for the first half of the year increased to $196.8 million, up 26% from $156.8 million for the first half of 2003. Foreign exchange rate translation, the Company’s 2003 acquisitions, and the Company’s new CMS contracts favorably impacted net sales by $8.4 million, $11.3 million and $13.7 million, respectively. The remaining net sales increase of approximately 4% was due to double-digit growth in the Asia/Pacific and South American regions with lower sales in Europe offsetting increases in the U.S.

During 2003, the Company began a new approach to its Chemical Management Services (CMS) business in order to further the Company’s strategic imperative to sell customer solutions - value - not just fluids. Under the Company’s traditional CMS approach, the Company effectively acts as an agent whereby it purchases chemicals from other companies and resells the product to the customer at little or no margin and earns a set management fee for providing this service. Therefore, the profit earned on the management fee is relatively secure as the entire cost of the products is passed on to the customer. The new approach to CMS is dramatically different. The Company is not simply a purchasing agent but actually manages the application and use of chemicals at the customers’ sites. The Company receives a set management fee and the costs that relate to those management fees are largely connected to how well the Company controls product costs and achieves product conversions from other third party suppliers to its own products. With this new approach comes new risks and opportunities, as the profit earned from the management fee is subject to movements in product costs as well as the Company’s own performance. The Company believes this new approach is a way for Quaker to become an integral part of our customers’ operational efforts to improve manufacturing costs and to demonstrate value that the Company would not be able to demonstrate as purely a product provider.

With this new approach, the Company was awarded a series of multi-year CMS contracts at General Motors Powertrain and Daimler Chrysler manufacturing sites in 2003. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and should position the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This new approach has also had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, the revenue and costs from these sales are reported on a net sales or “pass-through” basis. As discussed above, the structure of the new CMS approach is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, the Company recognizes in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold, the third party product purchases, which substantially offset each other until the Company achieves significant product conversions. Since inception, the profit impact of these contracts has been immaterial as the Company has relatively little of its own product converted at these sites. There are two critical success factors for this new approach. First, is to create savings for a customer based on our ability to help apply the product better and improve the customer’s own processes. Second, is to convert more of the product being used to Quaker product rather than a competitor’s product. During 2004, particularly in the second quarter, the Company had lower than expected performance with regard to these success factors. Although performance was lower than expected, considerable progress was made and the Company expects to see the benefits in the second half of 2004.

The new CMS contracts resulted in an increase in the Company’s reported revenue for the first six months of 2004 of approximately $13.7 million and a corresponding decrease in gross margin as a percentage of sales of approximately 2.6 percentage points. The remaining decline in gross margin as a percentage of sales was primarily due to increased raw material costs. The Company has announced and implemented a number of price increases and surcharges to help offset increases in raw material costs, and the positive impact from these actions is expected to be realized in the second half of 2004.

Selling, general and administrative expenses for the first half of the year increased $7.9 million compared to the first half of 2003. Foreign exchange rate translation and the Company’s 2003 acquisitions accounted for approximately half of the increase. The majority of the remaining increase was due to higher expenses associated with the Company’s ERP implementation, Sarbanes-Oxley compliance, as well as inflationary increases. In addition, the Company added infrastructure to support its growth initiatives in CMS and the Asia/Pacific region.

The increase in other income is primarily due to lower foreign exchange losses incurred in the first half of 2004 versus the prior year. The increase in net interest expense is primarily due to higher debt balances outstanding during the first half of 2004 versus the first half of 2003.

The year-to-date effective tax rate is 31.5% versus 32% in the prior year. Many external and internal factors can impact this rate and the Company will continue to refine this percentage, if necessary, as the year progresses. In August 2004, a U.S. Federal tax audit is scheduled to begin in accordance with the Company’s normal three-year cycle.

The increase in equity income was primarily due to a stronger performance from the Company’s Mexico joint venture. The increase in minority interest expense is reflective of stronger performances from most of our minority interest affiliates.

Net income for the first half of the year was $6.2 million versus $6.6 million for the first half of 2003. Earnings per diluted share decreased from $0.69 per diluted share to $0.62 per diluted share. Despite record sales for the first half of the year, higher raw material prices and lower than expected performance in the Company’s new CMS business were largely responsible for the shortfall in earnings compared to the prior year.

Segment Reviews - Comparison of the First Six Months 2004 with First Six Months of 2003

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represent approximately 92% of our sales in the first six months of 2004. Reported revenues for the first half of 2004 were up approximately 28% compared with the first half of 2003. The Company’s new CMS contracts accounted for approximately 10 percentage points of the revenue growth. Currency translation increased sales by 6 percentage points of the revenue growth as the average Euro to US Dollar rate was 1.23 in the first half of 2004 compared to 1.10 during the first half of 2003. The Company’s acquisitions of Vulcan, Eural and KS Chemie accounted for 8 percentage points of the revenue growth in this segment. Therefore, these three items accounted for 24% of the 28% growth in this segment. The remaining net sales increase of 4% was primarily due to 15% growth in South America and 21% growth in Asia/Pacific, on a constant currency basis. Increases in the U.S. were offset by decreases in our European sales, which were down 2% on a constant currency basis. The operating income in this segment increased by $2.7 million or 10% for the first half of 2004 compared to the first half of 2003. The disparity between the increase in sales and operating income is largely reflective of the Company’s new approach to its CMS business, discussed in the Comparison of the First Six Months 2004 with First Six Months of 2003. Further, this segment’s operating income was negatively impacted by higher raw material costs, as well as product and regional sales mix.

Coatings:

The Company’s Coatings segment represents approximately 6% of our sales in the first six months of 2004 and contains products that provide temporary and permanent coatings for metal and concrete products. Revenues for this segment were up approximately 3% for the first six months of 2004 compared with the first six months of 2003 primarily due to higher chemical milling maskant sales to the aerospace industry. Operating income increased by $0.2 million over the first half of 2003, consistent with the noted volume increases.

Other Chemical Products:

Other Chemical Products represents approximately 2% of total sales in the first six months of 2004 and consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Sales and operating income for the first half of 2004 were essentially flat with the first half of 2003.

Comparison of Second Quarter 2004 with Second Quarter of 2003

Net sales for the second quarter of 2004 were a record $98.7 million, up 18% from $83.5 million for the second quarter of 2003. Foreign exchange rate translation, the Company’s 2003 acquisitions, and the Company’s new CMS contracts favorably impacted net sales by $1.9 million, $5.6 million and $4.0 million, respectively. The remaining net sales increase of approximately 4% was primarily due to double-digit growth in the Asia/Pacific and South American regions with lower sales in Europe tempering increases in the U.S.

Gross margins as a percentage of sales declined from 34.7% for the second quarter of 2003 to 33.0% for the second quarter of 2004. The different reporting of the Company’s new CMS business discussed in the six-month comparison, accounted for approximately one-half of the decline in gross margin as a percentage of sales. The remainder of the decline was due to higher raw material costs.

Selling, general and administrative expenses for the quarter increased $4.0 million compared to the second quarter of 2003. Foreign exchange rate translation and the Company’s 2003 acquisitions accounted for approximately one-third of the increase. The majority of the remaining increase was due to higher expenses associated with the Company’s ERP implementation, Sarbanes-Oxley compliance, as well as inflationary increases. In addition, the Company added infrastructure to support its growth initiatives in CMS and the Asia/Pacific region.

The decrease in other income is reflective of higher priority return distributions from the Company’s real estate joint venture in the second quarter of 2003 versus the second quarter of 2004. The increase in net interest expense is primarily due to higher debt balances outstanding during the second quarter of 2004 versus the second quarter of 2003.

Net income for the second quarter was $2.8 million versus $3.5 million for the second quarter of 2003. Earnings per diluted share were $0.29 per diluted share versus $0.36 per diluted share for the second quarter of 2003, as a result of the items discussed in the Comparison of the First Six Months 2004 with First Six Months of 2003.

Segment Reviews - Comparison of the Second Quarter 2004 with Second Quarter of 2003

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represent approximately 92% of our sales in the second quarter of 2004. Reported revenues for the second quarter of 2004 were up approximately 20% compared with the second quarter of 2003. The Company’s new CMS contracts accounted for approximately 5 percentage points of the revenue growth. Currency translation increased sales by 3 percentage points of the revenue growth as the average Euro to US Dollar rate was 1.21 in the second quarter of 2004 compared to 1.14 during the second quarter of 2003. The Company’s acquisitions of Vulcan, Eural and KS Chemie accounted for 7 percentage points of the revenue growth in this segment. Therefore, these three items accounted for 15% of the 20% growth in this segment. The remaining net sales increase of 5% was primarily due to 15% growth in South America and 16% growth in Asia/Pacific, on a constant currency basis. Increases in the U.S. were offset by decreases in our European sales, which were down 6% on a constant currency basis. Although our market share in Europe remained stable during the quarter, the competitive pressures experienced last year are being realized in the quarterly comparisons. The operating income in this segment increased by $1.1 million or 9% for the first half of 2004 compared to the first half of 2003. The disparity between the increase in sales and operating income is largely reflective of the Company’s new approach to its CMS business, discussed in the six month comparison. Further, this segment’s operating income was negatively impacted by higher raw material costs, as well as product and regional sales mix.

Coatings:

The Company’s Coatings segment represents approximately 6% of our sales in the second quarter of 2004 and contains products that provide temporary and permanent coatings for metal and concrete products. Revenues and operating income for this segment were essentially flat for the second quarter of 2004 compared with the second quarter of 2003.

Other Chemical Products:

Other Chemical Products represents approximately 2% of total sales in the second quarter of 2004 and consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Sales and operating income for the second quarter of 2004 were flat with the second quarter of 2003.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s short-term borrowings. As of June 30, 2004, Quaker had $50.8 million in short-term borrowings.

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

Changes in internal controls. The Company is in the process of implementing a global ERP system. The Company completed its initial implementation of this system in The Netherlands during 2002. During 2003, the Company implemented this system in additional European subsidiaries, its primary U.S. Operations and several CMS sites. At the end of 2003, subsidiaries representing more than 50% of consolidated revenue were operational on the global ERP system. The Company continued to implement this system at other CMS sites during the second quarter of 2004. Additional subsidiaries and CMS sites are planned to be implemented during 2004 and 2005. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

PART II. OTHER INFORMATION

Items 1, 2 ,3, and 5 of Part II are inapplicable and have been omitted.

Item 4: Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of the Company’s shareholders was held on May 5, 2004. At the meeting, management’s nominees, Joseph B. Anderson, Jr., Patricia C. Barron, and Edwin J. Delattre were elected Class III Directors. Voting (expressed in number of votes) was as follows: Joseph B. Anderson, Jr., 21,266,944 votes for, 285,665 votes against or withheld, and no abstentions or broker non-votes; Patricia C. Barron, 21,155,106 votes for, 397,503 votes against or withheld, and no abstentions or broker non-votes; Edwin J. Delattre, 21,120,333 votes for, 432,276 votes against or withheld, and no abstentions or broker non-votes.

In addition, at the Meeting, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants to examine and report on its financial statements for the year ending December 31, 2004 by a vote of 21,326,394 for, 219,164 against, 7,051 abstentions, and no broker non-votes.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits.

10(yy) -	Change in Control Agreement by and between Registrant and D. Jeffry Benoliel dated June 10, 2004, effective May 14, 2004.

10(zz) -	Change in Control Agreement by and between Registrant and Mark Featherstone dated June 10, 2004, effective May 14, 2004.

10(aaa) -	Change in Control Agreement by and between Registrant and Jose Luiz Bregolato, dated June 23, 2004, effective May 14, 2004.

10(bbb) -	Change in Control Agreement by and between Registrant and Rex Curtis dated June 18, 2004, effective May 14, 2004.

10(ccc) -	Amendment No. 1 to Employment Agreement dated March 11, 1999 between Registrant and Ronald J. Naples, effective July 21, 2004.

10(ddd) -	Employment Agreement by and between Registrant and Neal E. Murphy, effective July 22, 2004.

10(eee) -	Change in Control Agreement by and between Registrant and Neal E. Murphy, effective July 22, 2004.

10(fff) -	1995 Naples Supplemental Retirement Income Program and Agreement (as amended and restated effective May 14, 2004) between Registrant and Ronald J. Naples dated August 4, 2004.

10(ggg) -	Change in Control Agreement by and between Registrant and Joseph W. Bauer, effective May 14, 2004.

10(hhh) -	Change in Control Agreement by and between Registrant and Michael F. Barry, effective May 14, 2004.

31.1 -	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 -	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 -	Certification of Ronald J. Naples Pursuant to 18 U.S. C. Section 1350

32.2 -	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350

(b)	Reports on Form 8-K.

1. On April 30, 2004, the Company furnished on Form 8-K its First Quarter 2004 Press Release.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ MICHAEL F. BARRY
Michael F. Barry, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: August 6, 2004