Form 10-Q
period 2004-09-30
QUAKER CHEMICAL CORP
filed 2004-11-05
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on October 31, 2004	9,661,435

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

Item 1. Financial Statements

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	September 30, 2004	December 31, 2003*
ASSETS
Current assets
Cash and cash equivalents	$29,948	$21,915
Accounts receivable, net	85,098	78,121
Inventories
Raw materials and supplies	17,437	14,691
Work-in-process and finished goods	20,111	17,520
Prepaid expenses and other current assets	15,332	11,277

Total current assets	167,926	143,524

Property, plant and equipment, at cost	141,610	136,448
Less accumulated depreciation	79,399	74,057

Net property, plant and equipment	62,211	62,391
Goodwill	33,495	33,301
Other intangible assets, net	8,736	9,616
Investments in associated companies	6,123	6,005
Deferred income taxes	12,852	12,846
Other assets	19,841	19,664

Total assets	$311,184	$287,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$58,611	$42,992
Accounts and other payables	41,576	41,259
Accrued compensation	7,724	6,816
Other current liabilities	14,725	14,738

Total current liabilities	122,636	105,805
Long-term debt	17,966	15,827
Deferred income taxes	2,861	2,688
Other non-current liabilities	42,241	40,967

Total liabilities	185,704	165,287

Minority interest in equity of subsidiaries	11,976	9,708

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued (including treasury shares) 9,664,009 shares	9,664	9,664
Capital in excess of par value	2,486	2,181
Retained earnings	118,390	117,308
Unearned compensation	(421)	(621)
Accumulated other comprehensive (loss)	(16,491)	(15,406)

	113,628	113,126
Treasury stock, shares held at cost; 2004 – 4,518, 2003 – 54,178	(124)	(774)

Total shareholders’ equity	113,504	112,352

Total liabilities and shareholders’ equity	$311,184	$287,347

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (dollars in thousands, except per share data)
	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Net sales	$99,667	$89,713	$296,481	$246,503
Cost of goods sold	67,976	58,928	199,791	158,405

Gross margin	31,691	30,785	96,690	88,098
Selling, general and administrative expenses	29,249	24,459	83,056	70,367

Operating income	2,442	6,326	13,634	17,731
Other income, net	422	295	1,189	830
Interest expense	(635)	(407)	(1,652)	(1,145)
Interest income	333	167	686	531

Income before taxes	2,562	6,381	13,857	17,947
Taxes on income	807	1,683	4,365	5,384

	1,755	4,698	9,492	12,563
Equity in net income of associated companies	264	215	599	470
Minority interest in net income of subsidiaries	(865)	(777)	(2,781)	(2,315)

Net income	$1,154	$4,136	$7,310	$10,718

Per share data:
Net income – basic	$0.12	$0.44	$0.76	$1.15
Net income – diluted	$0.12	$0.42	$0.73	$1.11
Dividends declared	$0.215	$0.21	$0.645	$0.63
Based on weighted average number of shares outstanding:
Basic	9,621,746	9,410,675	9,598,928	9,335,628
Diluted	9,973,920	9,856,783	9,978,583	9,687,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands) For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$7,310	$10,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,272	5,246
Amortization	863	620
Equity in net income of associated companies	(599)	(470)
Minority interest in earnings of subsidiaries	2,781	2,315
Deferred compensation and other, net	1,003	1,002
Pension and other postretirement benefits	653	2,250
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(7,315)	(14,460)
Inventories	(5,390)	(4,362)
Prepaid expenses and other current assets	(4,059)	1,587
Accounts payable and accrued liabilities	1,796	(2,235)
Change in restructuring liabilities	(480)	(908)

Net cash provided by operating activities	2,835	1,303

Cash flows from investing activities
Investments in property, plant and equipment	(6,810)	(7,820)
Dividends and distributions from associated companies	288	3,890
Payments related to acquisitions	—	(6,737)
Other, net	38	(117)

Net cash (used in) investing activities	(6,484)	(10,784)

Cash flows from financing activities
Net increase in short-term borrowings	15,616	16,686
Proceeds from long-term debt	2,463	—
Repayment of long-term debt	(299)	—
Dividends paid	(6,170)	(5,909)
Stock options exercised, other	818	3,106
Distributions to minority shareholders	(245)	(1,018)

Net cash provided by financing activities	12,183	12,865

Effect of exchange rate changes on cash	(501)	740

Net increase in cash and cash equivalents	8,033	4,124
Cash and cash equivalents at beginning of period	21,915	13,857

Cash and cash equivalents at end of period	$29,948	$17,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2004 presentation. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 2003.

As part of the Company’s chemical management services (CMS), certain third party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third party products transferred under arrangements resulting in net reporting totaled $26,593 and $19,834 for the nine months ended September 30, 2004 and 2003, respectively.

Note 2 – Recently Issued Accounting Standards

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a Federal subsidy to companies which sponsor retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. On May 20, 2004 the FASB issued FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides guidance on the accounting for the effects of the new Medicare prescription drug benefit under Medicare Part D. The provisions of the FSP are effective for the first interim or annual period beginning after June 15, 2004. For the Company, the provisions were effective for the third quarter of 2004 beginning on July 1, 2004. The adoption of FSP No. FAS 106-2 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “Act (2)”) into law. The Act (2) includes provisions that may affect the Company’s accounting for income taxes including a possible increase in its effective tax rate and changes in its deferred tax assets and liabilities. The Company is still assessing the impact of the Act (2).

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Net Income – as reported	$1,154	$4,136	$7,310	$10,718
Add: Stock-based employee compensation expense included in net income, net of related tax effects	164	194	266	347
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(341)	(368)	(673)	(703)

Pro forma net income	$977	$3,962	$6,903	$10,362

Earnings per share:

Basic – as reported	$0.12	$0.44	$0.76	$1.15

Basic – pro forma	$0.10	$0.42	$0.72	$1.11

Diluted – as reported	$0.12	$0.42	$0.73	$1.11

Diluted – pro forma	$0.10	$0.40	$0.69	$1.07

Note 4 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator for basic EPS and diluted EPS– net income	$1,154	$4,136	$7,310	$10,718

Denominator for basic EPS–weighted average shares	9,622	9,411	9,599	9,336

Effect of dilutive securities, primarily employee stock options	352	446	380	351

Denominator for diluted EPS–weighted average shares	9,974	9,857	9,979	9,687

Basic EPS	$0.12	$0.44	$0.76	$1.15

Diluted EPS	$0.12	$0.42	$0.73	$1.11

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

(3) Other chemical products – other various chemical products.

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Metalworking Process Chemicals
Net Sales	$91,721	$82,490	$274,352	$225,464
Operating Income	12,914	13,444	41,324	39,195

Coatings
Net Sales	6,768	6,222	18,675	17,787
Operating Income	1,912	1,694	5,175	4,710

Other Chemical Products
Net Sales	1,178	1,001	3,454	3,252
Operating Income	209	94	614	532

Total
Net Sales	99,667	89,713	296,481	246,503
Operating Income	15,035	15,232	47,113	44,437

Non-operating expenses	(12,305)	(8,724)	(32,616)	(26,086)

Amortization	(288)	(182)	(863)	(620)

Interest expense	(635)	(407)	(1,652)	(1,145)

Interest income	333	167	686	531

Other income, net	422	295	1,189	830

Consolidated income before taxes	$2,562	$6,381	$13,857	$17,947

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 6 – Comprehensive Income

The following table summarizes comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$1,154	$4,136	$7,310	$10,718

Unrealized gain on available-for-sale securities	(28)	197	38	197

Foreign currency translation adjustments	2,327	1,195	(1,123)	7,863

Comprehensive income	$3,453	$5,528	$6,225	$18,778

Note 7 – Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization and reduce operating costs (2001 program). Quaker’s restructuring plans included the decision to close and sell manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges were provisions for severance of 53 employees. Restructuring and related charges of $5,854 were recognized in 2001. The charge comprised $2,807 related to employee separations, $2,450 related to facility rationalization charges, and $597 related to abandoned acquisitions. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. As of September 30, 2004, Quaker had completed 52 of the planned 53 employee separations under the 2001 plan.

In 2003, Quaker’s management approved restructuring plans to further realign the organization (2003 program). Included in the 2003 restructuring charge are provisions for severance for 9 employees totaling $273.

Quaker expects to substantially complete the initiatives contemplated under the restructuring plans, including the sale of its former manufacturing facility in France during 2005.

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking process chemicals segment, are as follows:

	Employee Separations	Facility Rationalization	Total
2001 Program:
December 31, 2003 ending balance	$450	$525	$975
Payments	(237)	(100)	(337)
Currency translation and other	16	29	45

September 30, 2004 ending balance	229	454	683

2003 Program:
December 31, 2003 ending balance	228	—	228
Payments	(143)	—	(143)
Currency translation and other	3	—	3

September, 2004 ending balance	88	—	88

Total restructuring September 30, 2004 ending balance	$317	$454	$771

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 8 – Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter 2004 and no impairment change was warranted. The changes in carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

	Metalworking process chemicals	Coatings	Total
Balance as of December 31, 2003	$26,032	$7,269	$33,301

Goodwill additions	240	—	240
Currency translation adjustments	(46)	—	(46)

Balance as of September 30, 2004	$26,226	$7,269	$33,495

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2004 and December 31, 2003 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2004	2003	2004	2003
Amortized intangible assets

Customer lists and rights to sell	$6,168	$6,181	$1,323	$865
Trademarks and patents	1,788	1,786	1,637	1,584
Formulations and product technology	3,278	3,276	735	435
Other	1,949	1,959	1,352	1,302

Total	$13,183	$13,202	$5,047	$4,186

The Company recorded $863 and $620 of amortization expense in the first nine months of 2004 and 2003, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2004	$1,163
For the year ended December 31, 2005	$1,130
For the year ended December 31, 2006	$1,117
For the year ended December 31, 2007	$709
For the year ended December 31, 2008	$618
For the year ended December 31, 2009	$608

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

The above actions brought the Company’s credit lines to a total of $70,000, $40,000 committed and $30,000 uncommitted. At September 30, 2004, the Company had approximately $55,000 outstanding on its credit lines.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 10 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three and nine months ended September 30, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Service Cost	$979	$917	$9	$11	$2,717	$2,335	$28	$27
Interest cost and other	1,502	1,439	141	179	4,043	3,662	450	428
Expected return on plan assets	(1,303)	(1,201)	—	—	(3,530)	(3,055)	—	—
Other amortization, net	319	256	—	—	843	653	—	—

Net periodic benefit cost	$1,497	$1,411	$150	$190	$4,073	$3,595	$478	$455

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to make minimum cash contributions of $1,483 to its U.S. pension plan and $1,061 to its other postretirement benefit plan in 2004. As of September 30, 2004, $1,242 and $679 of contributions have been made, respectively.

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

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $168 and $188 was accrued at September 30, 2004 and December 31, 2003, respectively, to provide for such anticipated future environmental assessments and remediation costs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services for various heavy industrial and manufacturing applications around the globe, with significant sales to the steel and automotive industries. The Company’s strategies and initiatives flow from three business imperatives: (1) sell customer solutions - value - not just fluids, (2) operate as a globally integrated whole, and (3) harness the power of our global knowledge and learning. Success factors critical to the Company’s business include successfully differentiating the Company from its competition, operating efficiently as a globally integrated whole, and increasing market share, customer penetration and profitability through internally developed programs and strategic acquisitions.

The Company operates in mature businesses, which are driven by demand for consumer durables and are, therefore, subject to the vulnerabilities of a cyclical economy. The Company experienced significant revenue growth in the third quarter of 2004 versus the third quarter of 2003, driven by acquisitions, base business growth and favorable foreign exchange. The base business increase in revenue for the quarter was attributable to growth in the North and South American markets, tempered by lower sales in Europe. Spot prices for steel have recently declined from near record levels, indicating possible softening steel demand in some markets.

While revenues were higher during the third quarter, gross margin as a percentage of net sales declined as price increases implemented by the Company were more than offset by the continued escalation of raw material prices, particularly crude oil. In addition, the Company experienced volatility in other important raw material markets, such as vegetable oils and animal fats. The size and speed of raw material cost increases accelerated considerably during the third quarter. The Company is continuing to work with customers to implement pricing actions that would mitigate these increasing raw material costs. In addition, higher costs related to strategic business initiatives and a range of administrative costs also contributed to the shortfall in earnings for the third quarter compared to the prior year.

While the Company’s new chemical management services (“CMS”) contracts made a profit contribution in the third quarter of 2004 and we saw positive trends regarding product conversions, the Company is behind in its expectations for both product conversions and product usage reductions. Ultimately, the profitability of this new business is dependent on the Company’s ability to identify and implement cost reduction programs and to achieve product conversions.

The increase in raw material cost and administrative costs were largely responsible for the shortfall in earnings for the quarter compared to the prior year. The Company does not anticipate raw material cost relief for the remainder of 2004. While the Company expects the fourth quarter to be better than the third quarter, we have concluded that quarter-to-quarter financial results cannot be forecasted with current raw material behavior.

Looking forward, the Company is convinced it is on the right strategic track. Long-term, the Company is building its position in growth areas such as China and investing in new business development. The Company further believes that CMS will be an increasingly significant contributor to earnings.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $29.9 million at September 30, 2004 from $21.9 million at December 31, 2003. The increase resulted primarily from $2.8 million provided by operating activities and $12.2 million cash provided by financing activities, less $6.5 million cash used in investing activities.

Net cash flows provided by operating activities were $2.8 million in the first nine months of 2004 compared to $1.3 million in the same period of 2003. The Company’s lower net income was offset by higher depreciation, amortization and by significant movements in the Company’s working capital accounts. The higher depreciation was caused by the Company’s global ERP implementation. The increase in amortization expense is due to the Company’s 2003 acquisitions. Accounts receivable in 2004 has had less of an impact on operating cash flow, reflective of the initial working capital investment associated with the Company’s new CMS contracts, which began in the second quarter of 2003. In addition, in 2004 the Company entered into additional CMS contracts, which have impacted our working capital accounts. The increase in inventory is attributable to higher business levels, particularly in the South American markets, the additional CMS contracts in the U.S. and higher raw material costs. The change in prepaid expenses and other current assets reflects the timing of prepaid insurance, pension and tax payments in 2004 versus a $2.6 million tax settlement in 2003. The change in cash flows from accounts payable and accrued liabilities was largely due to lower incentive compensation payments made in 2004 versus 2003 as well as the reduction in incentive compensation accruals in the prior year.

Net cash flows used in investing activities were $6.5 million in the first nine months of 2004 compared to $10.8 million in the same period of 2003. The decreased use of cash from the prior period was caused by payments related to the Company’s KS Chemie and Eural acquisitions in 2003 and higher priority distributions received from the Company’s real estate joint venture in 2003. In the first nine months of 2004 capital expenditures were $6.8 million. Major projects included the Company’s U.S. lab renovation, global ERP implementation, and capital expansion related to the Vulcan acquisition. The capital expansion project related to the Vulcan acquisition is complete and has allowed the Company to move essentially all of the production from Vulcan to other facilities and to save on external manufacturing costs. Also, capital expenditures related to the ERP implementation is expected to be considerably less in 2004 than over the past few years. The Company is near completion on the U.S. lab renovation. Overall, the Company is expecting total 2004 capital expenditures to be slightly under $10.0 million, which would be a 20% reduction from the 2003 capital expenditure levels.

Net cash flows provided by financing activities were $12.2 million for the first nine months of 2004 compared to $12.9 million for the same period in the prior year. The net change was primarily due to increased short-term and long-term borrowings incurred in the first nine months of 2004 used to finance the Company’s continued working capital needs offset by lower cash received for stock option activity.

In April 2004, the Company entered into a $10.0 million uncommitted demand credit facility with a bank. At the Company’s option, the interest rate for borrowings under this agreement may be based on the prime rate less a margin or a LIBOR rate plus a margin. In June 2004, the Company amended one of its committed credit facilities which was set to expire in June 2004. The amendment increased the facility from $15.0 million to $25.0 million and extended the expiry date to June 2005. These actions brought the Company’s credit lines to a total of $70.0 million, $40.0 committed and $30.0 uncommitted. At September 30, 2004 the Company had approximately $55.0 million outstanding on its credit lines.

The Company continues to have significant cash balances in many of its consolidated foreign entities. The Company periodically remits this cash to the U.S. when it is advantageous from a tax perspective. The Company believes that its balance sheet remains strong with a net debt-to-total capital ratio of 29% at September 30, 2004 compared to 25% at the end of 2003. The Company further believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisition and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of the First Nine Months 2004 with First Nine Months of 2003

Net sales for the first nine months of the year increased to $296.5 million, up 20% from $246.5 million for the first nine months of 2003. Foreign exchange rate translation, the Company’s 2003 acquisitions, and the Company’s new CMS contracts favorably impacted net sales by $10.8 million, $15.1 million and $17.1 million, respectively. The remaining net sales increase of approximately 3% was attributable to growth in the Asia/Pacific and North and South American Regions, partially offset by lower sales in Europe.

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

With this new approach, the Company was awarded a series of multi-year CMS contracts at General Motors Powertrain and Daimler Chrysler manufacturing sites in 2003. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and should position the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This new approach has also had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, the revenue and costs from these sales are reported on a net sales or “pass-through” basis. As discussed above, the structure of the new CMS approach is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, the Company recognizes in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold, the third party product purchases, which substantially offset each other until the Company achieves significant product conversions. There are two critical success factors for this new approach. First, is to create savings for a customer based on our ability to help apply the product better and improve the customer’s own processes. Second, is to convert more of the product being used to Quaker product rather than a competitor’s product. During 2004, particularly in the second and third quarter, the Company made considerable progress in product conversions, but overall performance still lags behind expectations.

The new CMS contracts resulted in an increase in the Company’s reported revenue for the first nine months of 2004 of approximately $17.1 million and a corresponding decrease in gross margin as a percentage of sales of approximately 1.6 percentage points.

The remaining decline in gross margin as a percentage of sales was primarily due to increased raw material costs. Unfavorable product and region mix also contributed to the decline. While the Company benefited from the implementation of price increases during the third quarter, these gains were more than offset by the continued increase in raw material prices, particularly crude oil.

Selling, general and administrative expenses for the first nine months of the year increased $12.7 million compared to the first nine months of 2003. Foreign exchange rate translation and the Company’s 2003 acquisitions accounted for approximately 40% of the increase. The majority of the remaining increase was due to costs associated with important strategic initiatives, reductions in incentive compensation accruals in the prior year, higher commissions related to higher sales, as well as a range of administrative costs such as insurance and Sarbanes-Oxley compliance.

The increase in other income is primarily due to larger priority return distributions received from the Company’s real estate joint venture in 2004 versus the prior year. The increase in net interest expense is primarily due to higher debt balances outstanding during the first nine months of 2004 versus the first nine months of 2003.

The year-to-date effective tax rate is 31.5% versus 30% in the prior year. Many external and internal factors can impact this rate and the Company will continue to refine this percentage, if necessary, as the year progresses. In August 2004, a U.S. Federal tax audit began in accordance with the Company’s normal three-year cycle.

The increase in equity income was primarily due to a stronger performance from all of the Company’s equity affiliates. The increase in minority interest expense is reflective of stronger performances from most of the Company’s minority interest affiliates, in particular Brazil.

Net income for the first nine months of the year was $7.3 million versus $10.7 million for the first nine months of 2003 due to significantly higher raw material costs, and higher selling and general costs. Earnings per diluted share decreased from $1.11 per diluted share to $0.73 per diluted share.

Segment Reviews - Comparison of the First Nine Months 2004 with First Nine Months of 2003

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represent approximately 93% of our sales in the first nine months of 2004. Reported revenues in this segment for the first nine months of 2004 were up approximately 22% compared with the first nine months of 2003. The Company’s new CMS contracts accounted for approximately 8 percentage points of the revenue growth in this segment. Currency translation increased sales by 5 percentage points of the revenue growth in this segment as the average Euro to US dollar rate was 1.23 in the first nine months of 2004 compared to 1.11 during the first nine months of 2003. The Company’s 2003 acquisitions of Vulcan, Eural and KS Chemie accounted for 7 percentage points of the revenue growth in this segment. The remaining net sales increase of 2% was primarily due to 16% growth in South America, 14% growth in Asia/Pacific and 4% growth in the U.S. base business, offset by decreases in our European sales, which were down 2% all on a constant currency basis. The operating income in this segment increased by $2.1 million or 5% for the first nine months of 2004 compared to 2003. The disparity between the increase in sales and operating income is largely reflective of the Company’s new approach to its CMS business, discussed in the Comparison of the First Nine Months 2004 with First Nine Months of 2003. Further, this segment’s operating income was negatively impacted by significantly higher raw material costs, unfavorable product and regional sales mix as well as higher administrative costs.

Coatings:

The Company’s Coatings segment represents approximately 6% of the Company’s sales for the first nine months of 2004 and contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Revenues for this segment were up approximately $0.9 million or 5% for the first nine months of 2004 compared with the prior year primarily due to higher chemical milling maskant sales to the aerospace industry. Operating income increased by $0.5 million over the first nine months of 2003, consistent with the noted volume increases.

Other Chemical Products:

Other Chemical Products represents approximately 1% of total sales in the first nine months of 2004 and consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Sales for first nine months of 2004 increased $0.2 million due to increased sales to the hydrocarbon market. Operating income increased by $0.1 million for the first nine months of the year versus the prior year, consistent with the noted volume increases.

Comparison of Third Quarter 2004 with Third Quarter of 2003

Net sales for the third quarter of 2004 were a record $99.7 million, up 11% from $89.7 million for the third quarter of 2003. Foreign exchange rate translation and the Company’s 2003 acquisitions, favorably impacted net sales by approximately $2.4 million and $3.9 million, respectively. The remaining net sales increase of approximately 4% was attributable to growth in the North and South American regions tempered by lower sales in Europe.

Gross margins as a percentage of sales declined from 34.3% for the third quarter of 2003 to 31.8% for the third quarter of 2004. While the Company benefited from the implementation of price increases during the quarter, these gains were more than offset by the continued escalation of raw material prices, particularly crude oil. Unfavorable product and regional mix also contributed to the decline in gross margin percentage.

Selling, general and administrative expenses for the quarter increased $4.8 million compared to the third quarter of 2003. The third quarter of 2003 is unusually low as a comparison period due to a reduction in incentive compensation in that quarter. The incentive compensation adjustment, foreign exchange rate translation, and the Company’s 2003 acquisitions accounted for approximately two-thirds of the increase. The majority of the remaining increase was due to costs associated with important strategic initiatives, as well as a range of administrative costs such as insurance and Sarbanes-Oxley compliance.

The increase in other income is reflective of higher priority return distributions from the Company’s real estate joint venture in the third quarter of 2004 versus the third quarter of 2003. The increase in net interest expense is primarily due to higher debt balances outstanding during the third quarter of 2004 versus the third quarter of 2003.

Net income for the third quarter decreased to $1.2 million versus $4.1 million for the third quarter of 2003. Significantly higher raw material cost, which was the single most important factor, and higher selling, general and administrative costs were largely responsible for the shortfall in earnings compared to the prior year.

Segment Reviews - Comparison of the Third Quarter 2004 with Third Quarter of 2003

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represent approximately 92% of the Company’s sales in the third quarter of 2004. Reported revenues in this segment for the third quarter of 2004 were up approximately 11% compared with the third quarter of 2003. Currency translation increased sales by 3 percentage points of the revenue growth in this segment as the average Euro to US Dollar rate was 1.22 in the third quarter of 2004 compared to 1.13 during the third quarter of 2003. The Company’s acquisitions of Vulcan and Eural accounted for 5 percentage points of the revenue growth in this segment. The remaining net sales increase of 3% was primarily due to 16% growth in South America and 13% growth in the U.S., partially offset by decreases in our European sales, which were down 2% all on a constant currency basis. The operating income in this segment decreased by $0.5 million or 4% for the third quarter of 2004 compared to the third quarter of 2003. This segment’s operating income was negatively impacted by significantly higher raw material costs, unfavorable product and regional mix as well as higher administrative costs.

Coatings:

The Company’s Coatings segment represents approximately 7% of the Company’s sales in the third quarter of 2004 and contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Revenues increased by approximately $0.5 million or 9% due to higher chemical milling maskant sales to the aerospace industry, with a corresponding increase in operating income for the quarter.

Other Chemical Products:

Other Chemical Products represents approximately 1% of total sales in the third quarter of 2004 and consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Sales increased $0.2 million in the third quarter versus the prior year due to increased sales to the hydrocarbon market. Operating income for the third quarter of 2004 increased $0.1 million due to the noted volume increases as well as due to costs incurred in the prior year for increased accounts receivable reserves and customer returned product.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s short-term borrowings. As of September 30, 2004, Quaker had $55.0 million in short-term borrowings.

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

Commodity Price Risk. Many of the raw materials used by Quaker are commodity chemicals, and, therefore, Quaker’s earnings can be materially adversely affected by market changes in raw material prices. In certain cases, Quaker has entered into fixed-price purchase contracts having a term of up to one year. These contracts provide for protection to Quaker if the price for the contracted raw materials rises, however, in certain limited circumstances, Quaker will not realize the benefit if such prices decline. A portion of the Company’s sales agreements include provisions which adjust prices based on raw material prices, indexes or other factors.

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

Changes in internal controls. The Company is in the process of implementing a global ERP system. The Company completed its initial implementation of this system in The Netherlands during 2002. During 2003, the Company implemented this system in additional European subsidiaries, its primary U.S. Operations and several CMS sites. At the end of 2003, subsidiaries representing more than 50% of consolidated revenue were operational on the global ERP system. The Company has continued to implement this system at other CMS sites during 2004. Additional subsidiaries and CMS sites are planned to be implemented during 2005. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 6: Exhibits

(a)	Exhibits.

31.1	-	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of Ronald J. Naples Pursuant to 18 U.S. C. Section 1350

32.2	-	Certification of Neal E. Murphy Pursuant to 18 U.S. C. Section 1350

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Neal E. Murphy
Neal E. Murphy, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: November 5, 2004