Form 10-K
period 2004-12-31
QUAKER CHEMICAL CORP
filed 2005-03-14
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2004

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act)    Yes  ☒    No  ☐

State aggregate market value of common stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on June 30, 2004): $266,675,989.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: 9,667,435 shares of Common Stock, $1.00 Par Value, as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2005 are incorporated by reference into Part III.

PART I

As used in this Report, the terms “Quaker,” the “Company,” “we” and “our” refer to Quaker Chemical Corporation, its subsidiaries, and associated companies, unless the context otherwise requires.

Item 1.    Business.

General Description

Quaker develops, produces, and markets a broad range of formulated chemical specialty products for various heavy industrial and manufacturing applications and, in addition, offers and markets chemical management services (“CMS”). Quaker’s principal products and services include: (i) rolling lubricants (used by manufacturers of steel in the hot and cold rolling of steel and by manufacturers of aluminum in the hot rolling of aluminum); (ii) corrosion preventives (used by steel and metalworking customers to protect metal during manufacture, storage, and shipment); (iii) metal finishing compounds (used to prepare metal surfaces for special treatments such as galvanizing and tin plating and to prepare metal for further processing); (iv) machining and grinding compounds (used by metalworking customers in cutting, shaping, and grinding metal parts which require special treatment to enable them to tolerate the manufacturing process, achieve closer tolerance and improve tool life); (v) forming compounds (used to facilitate the drawing and extrusion of metal products); (vi) hydraulic fluids (used by steel, metalworking, and other customers to operate hydraulically activated equipment); (vii) technology for the removal of hydrogen sulfide in various industrial applications; (viii) chemical milling maskants for the aerospace industry and temporary and permanent coatings for metal and concrete products; (ix) construction products such as flexible sealants and protective coatings for various applications; and (x) programs to provide chemical management services. Individual product lines representing more than 10% of consolidated revenues for any of the past three years are as follows:

	2004	2003	2002
Rolling lubricants	22.3%	23.2%	21.5%
Machining and grinding compounds	15.0%	14.3%	14.8%
Chemical management services	13.6%	10.9%	4.8%
Hydraulic fluids	10.1%	10.7%	12.7%
Corrosion preventives	9.8%	9.1%	10.4%

A substantial portion of Quaker’s sales worldwide are made directly through its own employees and its CMS programs with the balance being handled through value added resellers and agents. Quaker employees visit the plants of customers regularly and, through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker’s existing products or by applying new formulations developed in Quaker’s laboratories. Generally, separate manufacturing facilities of a single customer are served by different personnel. As part of the Company’s chemical management services, certain third party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with the customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third party products transferred under arrangements resulting in net reporting totaled $35.2 million, $26.6 million, and $28.3 million for 2004, 2003, and 2002, respectively. The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment arrangements upon usage by the customer and when services are performed. License fees and royalties are recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured and are included in other income.

The business of the Company and its operating results are subject to certain risks, of which the principal ones are referred to in the following subsections.

Competition

The chemical specialty industry comprises a number of companies of similar size as well as companies larger and smaller than Quaker. Quaker cannot readily determine its precise position in every industry it serves. Based on information available to Quaker, however, it is estimated that Quaker holds a leading and significant global position (among a group in excess of 25 other suppliers) in the market for process fluids to produce sheet steel. It is also believed that Quaker holds significant global positions in the markets for process fluids in portions of the automotive and industrial markets. Many competitors are in fewer and more specialized product classifications or provide different levels of technical services in terms of specific formulations for individual customers. Competition in the industry is based primarily on the ability to provide products that meet the needs of the customer and render technical services and laboratory assistance to customers and, to a lesser extent, on price.

Major Customers and Markets

During 2004, Quaker’s five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 28% of its consolidated net sales with the largest customer (General Motors) accounting for approximately 10% of consolidated net sales. A significant portion of Quaker’s revenues are realized from the sale of process fluids and services to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers. Furthermore, steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. Accordingly, the loss or closure of a steel mill of a significant customer can have a material adverse effect on Quaker’s business.

Raw Materials

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2004, only three raw material groups (mineral oil and derivatives, animal fats and derivatives, and vegetable oils and derivatives) accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil is directly affected by the price of crude oil. Accordingly, significant fluctuations in the price of crude oil can have a material effect upon the Company’s business. Many of the raw materials used by Quaker are “commodity” chemicals, and, therefore, Quaker’s earnings can be affected by market changes in raw material prices. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business. Reference is made to the disclosure contained in Item 7A of this Report.

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

Research and Development—Laboratories

Quaker’s research and development laboratories are directed primarily toward applied research and development since the nature of Quaker’s business requires continual modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Research and development costs are expensed as incurred. Research and development expenses during 2004, 2003, and 2002 were $13.8 million, $10.1 million, and $9.1 million, respectively.

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

Regulatory Matters

In order to facilitate compliance with applicable Federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent environmental experts, as well as ongoing inspections and training by on-site personnel. Such inspections are addressed to operational matters, record keeping, reporting requirements, and capital improvements. In 2004, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $1.1 million compared to $0.5 million and $0.5 million in 2003 and 2002, respectively. In 2005, the Company expects to incur approximately $1.1 million for capital expenditures directed primarily to regulatory compliance. Incorporated by reference is the information regarding AC Products, Inc. contained in Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Number of Employees

On December 31, 2004, Quaker’s consolidated companies had 1,235 full-time employees of whom 560 were employed by the parent company and its U.S. subsidiaries and 675 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 152 people on December 31, 2004.

Product Classification

The Company’s reportable segments are as follows:

(1)  Metalworking process chemicals—industrial process fluids for various heavy industrial and manufacturing applications.

(2)  Coatings—temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3)  Other chemical products—other various chemical products.

Incorporated by reference is the segment information contained in Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Non-U.S. Activities

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. dollar, the E.U. euro, and the Brazilian real, and the impact of those currency fluctuations on the underlying economies. Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Quaker on the Internet

Financial results, news and other information about Quaker can be accessed from the Company’s Web site at http://www.quakerchem.com. This site includes important information on products and services, financial reports, news releases, and career opportunities. The Company’s periodic and current reports, including exhibits and supplemental schedules filed therewith, and amendments to those reports, filed with the Securities and Exchange Commission (“SEC”) are available on the Company’s Web site, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

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

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2004, and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

Item 2.    Properties.

Quaker’s corporate headquarters and a laboratory facility are located in Conshohocken, Pennsylvania. Quaker’s other principal facilities are located in Detroit, Michigan; Middletown, Ohio; Placentia, California; Uithoorn, The Netherlands; Santa Perpetua de Mogoda, Spain; Rio de Janeiro, Brazil; Tradate, Italy; and Wuxi, China. All the properties except Placentia, California are used by the metalworking segment and Placentia, California is used by the coatings segment. With the exception of the Conshohocken, Placentia and Tradate sites, which are leased, all of these principal facilities are owned by Quaker and as of December 31, 2004 were mortgage free. Quaker also leases sales, laboratory, manufacturing, and warehouse facilities in other locations.

In January 2001, the Company contributed its Conshohocken, Pennsylvania property and buildings (the “Site”) into a real estate joint venture (the “Venture”) in exchange for a 50% interest in the Venture. The Venture did not assume any debt or other obligations of the Company and the Company did not guarantee nor was it obligated to pay any principle, interest or penalties on any of the Venture’s indebtedness. The Venture renovated certain of the existing buildings at the Site, as well as built new office space (the “Project”). In December 2000, the Company entered into an agreement with the Venture to lease approximately 38% of the Site’s available office space for a 15-year period commencing February 2002, with multiple renewal options. The Company believes the terms of this lease are no less favorable than the terms it would have obtained from an unaffiliated third party. In February 2005, the Venture sold its real estate assets, which resulted in $4.2 million of proceeds to the Company after payment of the partnership obligations.

In February 2005, the Company completed the sale of a portion of its Villeneuve, France site. Quaker ceased manufacturing operations at this facility effective March 31, 2002. Production was consolidated into its facilities in Uithoorn, The Netherlands and Santa Perpetua de Mogoda, Spain. Sales and laboratory activities will continue at the Villeneuve site pending its complete sale. The Company expects to complete the sale of the remaining property in 2005.

Quaker’s aforementioned principal facilities (excluding Conshohocken) consist of various manufacturing, administrative, warehouse, and laboratory buildings. Substantially all of the buildings (including Conshohocken) are of fire-resistant construction and are equipped with sprinkler systems. All facilities are primarily of masonry and/or steel construction and are adequate and suitable for Quaker’s present operations. The Company has a program to identify needed capital improvements that are implemented as management considers necessary or desirable. Most locations have various numbers of raw material storage tanks ranging from 7 to 66 at each location with a capacity ranging from 1,000 to 82,000 gallons and processing or manufacturing vessels ranging in capacity from 15 to 16,000 gallons.

Each of Quaker’s 50% or less owned non-U.S. associated companies owns or leases a plant and/or sales facilities in various locations.

Item 3.    Legal Proceedings.

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters including environmental matters. Incorporated herein by reference is the information concerning pending asbestos-related litigation against an inactive subsidiary and amounts accrued associated with certain environmental investigatory and non-capital remediation costs in Note 15 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report. The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flow, or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the last quarter of the period covered by this Report.

Item 4(a).    Executive Officers of the Registrant.

Set forth below are the executive officers of the Company. Each of the executive officers is elected annually to a one-year term. Mr. Featherstone was appointed to his position when he joined the Company and is considered an executive officer in his capacity as principal accounting officer for purposes of this item.

Name, Age, and Present Position with the Company	Business Experience During Past Five Years and Period Served as an Officer
Ronald J. Naples, 59 Chairman of the Board and Chief Executive Officer, and Director	Mr. Naples has served in his current position since 1997.

Joseph W. Bauer, 62 President and Chief Operating Officer	Mr. Bauer has served in his current position since 1998.

Neal E. Murphy, 47 Vice President, Chief Financial Officer and Treasurer	Mr. Murphy was elected Vice President on July 22, 2004 and was elected Chief Financial Officer and Treasurer on August 10, 2004. Prior to joining the Company, he was Senior Vice President and Chief Financial Officer of International Specialty Products from February 2002 to July 2004. He was also President of PQ Europe from August 1999 to September 2001.

Michael F. Barry, 46 Vice President and Global Industry Leader—Industrial Metalworking and Coatings	Mr. Barry was elected to his current position in January 2004. He served as the Company’s Vice President, Chief Financial Officer and Treasurer from 1998 to August 2004.

D. Jeffry Benoliel, 46 Vice President, Secretary and General Counsel	Mr. Benoliel was elected Vice President and General Counsel in January 2001. He was elected Corporate Secretary of the Company in May 1998, in addition to being Director, Corporate Legal Affairs, a position he held since May 1996. Mr. Benoliel is the son of Peter A. Benoliel, a Director of the Company.

José Luiz Bregolato, 59 Vice President and Managing Director—South America	Mr. Bregolato has served in his current position since 1993.

Rex Curtis, 46 Vice President and Global Industry Leader—Automotive Metalworking	Mr. Curtis was elected to his current position in January 2004. He was the Company’s Director—Global Business Segment —Automotive Metalworking from June 2001 through December 2003. He was also the Company’s North American Sales Manager—Automotive Metalworking from November 1999 through May 2001.

Mark Harris, 50 Vice President and Global Industry Leader—Steel	Mr. Harris was elected to his current position in January 2001. He was Regional Industry Manager for the Company’s Steel/Fluid Power business in Europe, the Middle East, and Africa from 1996 through December 2001.

Jan F. Nieman, 44 Vice President and Managing Director Asia/Pacific	Mr. Nieman was elected to his current position effective February 1, 2005, after holding the position of Managing Director, Asia/Pacific since August 2003. He was also Global Business Unit Manager Value Added Resellers—Metalworking, Quaker Chemical B.V., the Company’s Dutch affiliate, from October 2000 to August 2003. He also held numerous sales and marketing positions within Quaker since 1992.

Name, Age, and Present Position with the Company	Business Experience During Past Five Years and Period Served as an Officer
Wilbert Platzer, 43 Vice President—Worldwide Operations	Mr. Platzer was elected to his current position in January 2001. He was Director of Operations—Europe, Quaker Europe B.V., the Company’s Dutch affiliate from July 1999 through December 2000.

Irving H. Tyler, 46 Vice President—Information Services and Chief Information Officer	Mr. Tyler was elected to his current position in January 2001. He was the Company’s Director of Information Services and Chief Information Officer from July 1999 through December 2000.

Mark A. Featherstone, 43 Global Controller	Mr. Featherstone joined the Company as Global Controller in May 2001. Previously, he was Senior Vice President-Finance and Controller at Internet Partnership Group from April 2000 to March 2001. He was also Director of Financial Policies and Projects at Coty Inc. from May 1996 to March 2000.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol KWR. The following table sets forth, for the calendar quarters during the past two years, the range of high and low sales prices for the common stock as reported on the NYSE consolidated tape (amounts rounded to the nearest penny), and the quarterly dividends declared and paid:

	Price Range				Dividends Declared		Dividends Paid
	2004		2003
	High	Low	High	Low	2004	2003	2004	2003
First quarter	$30.70	$23.55	$23.46	$18.07	$0.215	$0.21	$0.21	$0.21
Second quarter	28.60	24.00	26.38	20.31	0.215	0.21	0.215	0.21
Third quarter	27.75	23.74	28.50	22.29	0.215	0.21	0.215	0.21
Fourth quarter	25.00	21.84	30.75	23.44	0.215	0.21	0.215	0.21

As of January 17, 2005 there were 806 shareholders of record of the Company’s common stock, its only outstanding class of equity securities.

Reference is made to the information appearing under the caption “Equity Compensation Plans” in Item 12 of this Report, which is incorporated herein by this reference.

Every holder of Quaker common stock is entitled to one vote or ten votes for each share held of record on any record date depending on how long each share had been held. As of January 17, 2005, 9,668,753 shares of Quaker common stock were issued and outstanding. Based on the information available to the Company, on January 17, 2005, the holders of 1,205,501 shares of Quaker common stock would have been entitled to cast ten votes for each share, or approximately 59% of the total votes that would have been entitled to be cast as of that record date and the holders of 8,463,252 shares of Quaker common stock would have been entitled to cast one vote for each share, or approximately 41% of the total votes that would have been entitled to be cast as of that date. The number of shares that are indicated as entitled to one vote includes those shares presumed to be entitled to only one vote. Because the holders of these shares may rebut this presumption, the total number of votes entitled to be cast as of January 17, 2005 could be more than 20,518,262.

Item 6.    Selected Financial Data.

The following table sets forth selected financial information for the Company and its consolidated subsidiaries:

	2004	2003	2002	2001(1)	2000(2)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Net sales	$400,695	$340,192	$274,521	$251,074	$267,570
Income before taxes, equity income and minority interest	17,457	24,118	24,318	14,430	26,486
Net income	8,974	14,833	14,297	7,665	17,163
Per share:
Net income-basic	$0.93	$1.58	$1.56	$.85	$1.94
Net income-diluted	$0.90	$1.52	$1.51	$.84	$1.93
Dividends declared	0.86	0.84	0.84	0.82	0.80
Dividends paid	0.855	0.84	0.835	0.82	0.79
Financial Position:
Working capital	$45,569	$37,137	$37,529	$47,424	$52,981
Total assets	324,893	289,467	213,858	179,666	188,239
Long-term debt	14,848	15,827	16,590	19,380	22,295
Shareholders’ equity	122,587	112,352	88,055	80,899	84,907

(1)	The results of operations for 2001 include restructuring charges of $4,039 after-tax; an additional provision for doubtful accounts related to the poor financial condition of certain customers of $1,380 after-tax; an environmental charge of $345 after-tax; and organizational structure charges of $184 after-tax.
(2)	The results of operations for 2000 include an additional provision for doubtful accounts related to the poor financial condition of certain customers of $1,154 after-tax; a net gain on exit of businesses of $1,016 after-tax; and an environmental charge of $1,035 after-tax.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services for various heavy industrial and manufacturing applications around the globe, with significant sales to the steel and automotive industries. The Company’s strategies and initiatives flow from three business imperatives: (1) sell customer solutions—value—not just fluids, (2) operate as a globally integrated whole, and (3) harness the power of our global knowledge and learning. Success factors critical to the Company’s business include successfully differentiating the Company’s offering from its competition, operating efficiently and profitably as a globally integrated whole, and increasing market share and customer penetration through internally developed business programs and strategic acquisitions.

The results for 2004 reflect the challenging business environment in which the Company operates. The Company experienced significant revenue growth of 18% in 2004 versus 2003, driven by base business growth, the full year impact of the Company’s 2003 acquisitions, and favorable foreign exchange. Approximately half of the Company’s base business growth was due to the full year effect of the Company’s chemical management services (CMS) contracts, which were effective May of 2003, as well as additional contracts awarded in 2004. The remaining base business increase in revenue was attributable to growth in the Asia/Pacific, North and South American regions, partially offset by lower sales in Europe.

Even with this revenue increase, earnings were down versus 2003 due to significantly higher raw material and selling, general and administrative costs. Since the second half of 2003, the Company has experienced a continual escalation in the pricing of its key raw materials, particularly those derived from crude oil. Although the Company announced and implemented price increases during the third and fourth quarters of 2004, the benefit of these increases did not mitigate fully the impact of these higher raw material costs in 2004. The Company’s U.S. CMS program contributed to profitability in 2004 as a result of numerous product conversions completed during the latter half of 2004. Increases in selling, general and administrative costs were associated with strategic initiatives, as well as a range of administrative costs such as Sarbanes-Oxley compliance, pension, incentive compensation, and higher sales commissions.

In the fourth quarter of 2004, the Company began efforts to realign the organization and reduce costs by announcing the consolidation of its administrative facilities in Hong Kong with its Shanghai headquarters. Further actions to eliminate additional positions were taken in the U.S. and Europe during the first quarter of 2005. The Company expects to reinvest the savings from these actions, estimated to be within the range of $1.3 to $1.5 million annually, in higher growth areas such as Asia/Pacific and in the continuing development of new, complementary businesses.

The Company expects earnings to improve after a disappointing 2004. The Company’s 2005 plans call for high single digit revenue growth and margin improvements assuming raw material costs stabilize. The Company remains committed to its strategic imperatives and will stay focused on managing its raw materials and other costs and its pricing. Also, with its strong financial position and cash flow generation, the Company will continue to pursue acquisitions and it expects to continue its record of annual dividend increases.

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

Quaker believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:

1.  Accounts receivable and inventory reserves and exposures—Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also exacerbate specific customer financial issues. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. Further, a significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel industry, where a number of bankruptcies have occurred during recent years. Through 2003, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. These matters may increase the Company’s exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realization of recorded accounts receivable or returned inventory. Reserves for customers filing for bankruptcy protection are generally established at 75-100% of the amount owed at the filing date, dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company’s consolidated allowance for doubtful accounts was $6.8 million and $6.8 million at December 31, 2004 and 2003 respectively. Further, the Company recorded provisions for doubtful accounts of $0.5 million, $1.0 million and $1.4 million in 2004, 2003 and 2002 respectively. An increase of 10% to the recorded provisions would have decreased the Company’s pre-tax earnings by $0.05 million, $0.1 million and $0.14 million in 2004, 2003 and 2002, respectively.

2.  Environmental and litigation reserves—Accruals for environmental and litigation matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. Environmental costs and remediation costs are capitalized if the costs extend the life, increase the capacity or improve the safety or efficiency of the property from the date acquired or constructed, and/or mitigate or prevent contamination in the future. Estimates for accruals for environmental matters are based on a variety of potential technical solutions, governmental regulations and other factors, and are subject to a large range of potential costs for remediation and other actions. A considerable amount of judgment is required in determining the most likely estimate within the range, and the factors determining this judgment may vary over time. Similarly, reserves for litigation and similar matters are based on a range of potential outcomes and require considerable judgment in determining the most probable outcome. If no amount within the range is considered more probable than any other amount, the Company accrues the lowest amount in the range in accordance with generally accepted accounting principles. An inactive subsidiary of the Company is involved in asbestos litigation. If the Company ever concludes that it is probable it will be liable for any of the obligations of such subsidiary, then it will record the associated liabilities if they can be reasonably estimated. The Company will reassess this situation periodically in accordance with SFAS No. 5, “Accounting for Contingencies.” See Note 15 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

3.  Realizability of equity investments—Quaker holds equity investments in various foreign companies, whereby it has the ability to influence, but not control, the operations of the entity and its future results.

Quaker records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments, or devaluation of foreign currencies could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value. These factors may result in an impairment charge in the future. The carrying amount of the Company’s equity investments at December 31, 2004 was $6.7 million and comprised of three investments totaling $3.9, $2.2 and $0.6 million, respectively. During 2004, these equity investments reported net profits and were not considered impaired.

4.  Tax exposures and valuation allowances—Quaker records expenses and liabilities for taxes based on estimates of amounts that will be ultimately determined to be deductible in tax returns filed in various jurisdictions. The filed tax returns are subject to audit, often several years subsequent to the date of the financial statements. Disputes or disagreements may arise during audits over the timing or validity of certain items or deductions, which may not be resolved for extended periods of time. Quaker establishes reserves for potential tax audit and other exposures as transactions occur and reviews these reserves on a regular basis; however, actual exposures and audit adjustments may vary from these estimates. Quaker also records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Quaker has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Quaker were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Quaker determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made which could have a material adverse impact on the Company’s financial statements. U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries since it is the Company’s intention to continue to reinvest these earnings in those subsidiaries for working capital and expansion needs. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of tax credits.

5.  Restructuring liabilities—Restructuring charges may consist of charges for employee severance, rationalization of manufacturing facilities and other items. In 2001, Quaker recorded restructuring and other exit costs, including involuntary termination of certain employees, in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Certain of these items, particularly those involving impairment charges for assets to be sold or closed, require significant estimates and assumptions in terms of estimated sale proceeds, date of sale, transaction costs and other matters, and these estimates can change based on market conditions and other factors. In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullified EITF Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The principal difference between SFAS No. 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs is recognized at the date of an entity’s commitment to an exit plan. In February 2005, the Company completed the sale of a portion of its Villeneuve, France site. The Company incurred no loss on this portion of the sale and expects to complete the sale of the remaining property in 2005. The Company ceased manufacturing operations at this facility effective March 31, 2002. Production was consolidated into its facilities in Uithoorn, The Netherlands and Santa Perpetua de Mogoda, Spain. Sales and laboratory activities will continue at the Villeneuve site pending its complete sale. If the Company’s estimated selling price at December 31, 2004 changed by 10%, the impact to the Company’s pre-tax earnings would be approximately $0.1 million.

6.  Goodwill and other intangible assets—Goodwill and other intangible assets are evaluated in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets, which do not have indefinite lives, are recorded at fair value and amortized over a straight-line basis based on third party valuations of the assets. Goodwill and intangible assets, which have indefinite lives, are no longer amortized and are required to be assessed at least annually for impairment. The Company compares the assets’ fair value to its carrying value primarily based on future discounted cash flows in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. The Company completed its annual impairment assessment as of the end of the third quarter 2004 and no impairment charge was warranted. The Company’s consolidated goodwill and indefinite-lived intangible assets at December 31, 2004 and 2003 were $35.5 million and $33.9 million, respectively. The Company’s assumption of weighted average cost of capital and estimated future net operating profit after tax (NOPAT) are particularly important in determining whether an impairment charge has been incurred. The Company currently uses a weighted average cost of capital of 12% and, at September 30, 2004, this assumption would have had to increase by 6 percentage points before any of the Company’s reporting units would fail step one of the SFAS No. 142 impairment analysis. Further, at September 30, 2004, the Company’s estimate of future NOPAT would have had to decrease by more than 32% before any of the Company’s reporting units would be considered potentially impaired.

7.  Postretirement benefits—The Company provides certain pension and other postretirement benefits to employees and retirees. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required valuations to determine benefit expense and, if necessary, non-cash charges to equity for additional minimum pension liabilities. Critical assumptions used in the actuarial valuation include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return on assets. If different assumptions were used, additional pension expense or charges to equity might be required. For 2004, the Company incurred such a non-cash charge to equity of $1.1 million. The Company’s pension plan year-end is November 30, which serves as the measurement date. The following table highlights the potential impact on the Company’s pretax earnings due to changes in assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 31, 2004:

	1/2 Percentage Point Increase			1/2 Percentage Point Decrease
	Foreign	Domestic	Total	Foreign	Domestic	Total
	(Dollars in millions)
Discount rate	$(0.4)	$(0.2)	$(0.6)	$0.4	$0.3	$0.7
Expected rate of return on plan assets	$(0.2)	$(0.2)	$(0.4)	$0.2	$0.2	$0.4

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FASB Statement 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Act”) on enterprises’ income tax expense and deferred tax liability. The Act was enacted on October 22, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate income earned abroad principally for earnings that have previously been deemed permanently reinvested by providing a dividends received deduction for certain dividends from controlled foreign corporations. Because of limitations contained within the provision, it is not expected that the Company will avail itself of this provision.

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the

American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return. The Company does not expect the phase in of this new deduction to result in a material change in its effective tax rate in future periods, based on current earnings levels.

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards, effective for interim and annual periods beginning on or after June 15, 2005. When measuring the fair value of these awards, companies can choose two different pricing models that appropriately reflect their specific circumstances and the economics of their transactions. In addition, the Company is in the process of selecting one of three transition methods available under SFAS 123R. Accordingly, the Company has not yet determined the impact on our consolidated financial statements of adopting SFAS 123R.

In December 2004, the FASB issued its final standard on accounting for exchanges on non-monetary assets, SFAS 153, “Exchange of Non-monetary Assets an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 requires that exchanges of non-monetary assets be measured based on the fair value of assets exchanged for annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS 153.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs—an amendment of ARB 43, chapter 4 (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires that such costs be recognized as a current period expense. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. The Company is currently evaluating the impact of this standard.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $29.1 million at December 31, 2004 from $21.9 million at December 31, 2003. The increase is primarily from $3.4 million cash provided by operating activities and $7.4 million provided by financing activities, offset in part by $6.6 million used in investing activities.

Net cash flow provided by operating activities was $3.4 million in 2004 compared to $8.4 million in 2003. The Company’s lower net income was primarily responsible for the decrease compared to the prior year, however there were some significant swings in the Company’s working capital accounts. Accounts receivable in 2004 has had less of an impact on operating cash flow, reflecting the initial working capital investment associated with the Company’s new CMS contracts, which began in the second quarter of 2003. In addition, in 2004, the Company entered into additional CMS contracts, which have impacted our working capital accounts. The increase in inventory is attributable to higher business levels, particularly in the South American and Asia/Pacific markets, the additional CMS contracts in the U.S., and higher raw material costs. The change in estimated taxes on income is reflective of a $2.6 million tax settlement received in 2003 versus a $3.0 million overpaid tax position in 2004 relating to our European operations. Approximately $2.0 million of this overpaid tax position was received in January of 2005.

Net cash used in investing activities was $6.6 million in 2004 compared to $24.4 million in 2003. In 2004, the Company made no acquisitions versus $16.0 million paid in 2003 for the Company’s acquisitions of Vulcan, Eural and KS Chemie. Capital expenditures were $4.0 million less in 2004 compared to 2003 reflective of higher spending in 2003 for the Company’s U.S. lab renovation and the Company’s global ERP implementation. Dividends and distributions from associated companies decreased $3.8 million from 2003. In 2003, the Company had received a $3.9 million priority distribution from its real estate joint venture. The increase in proceeds from disposition of assets is primarily due to the sale of real estate by the Company’s majority-owned Australian subsidiary.

In January 2001, the Company contributed its Conshohocken, Pennsylvania property and buildings (the “Site”) into a real estate joint venture (the “Venture”) in exchange for a 50% interest in the Venture. The Venture did not assume any debt or other obligations of the Company and the Company did not guarantee nor was it obligated to pay any principle, interest or penalties on any of the Venture’s indebtedness. The Venture renovated certain of the existing buildings at the Site, as well as built new office space (the “Project”). In December 2000, the Company entered into an agreement with the Venture to lease approximately 38% of the Site’s available office space for a 15-year period commencing February 2002, with multiple renewal options. The Company believes the terms of this lease are no less favorable than the terms it would have obtained from an unaffiliated third party. In February 2005, the Venture sold its real estate assets, which resulted in $4.2 million of proceeds to the Company after payment of the partnership obligations.

Net cash flows provided by financing activities were $7.4 million in 2004 versus $22.0 million in 2003. The change in cash flows was primarily the result of higher debt incurred to fund the Company’s acquisitions in 2003.

The Company maintains various credit facilities with multiple banks. At December 31, 2003, the Company had credit facilities totaling $50.0 million, of which $30.0 million was committed and $20.0 million was uncommitted. Throughout 2004, the Company took action in both the U.S. and Europe to increase its credit facilities to $95.0 million at December 31, 2004, of which $40.0 million was committed and $55.0 million was uncommitted. The provisions of the agreements require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2004 and 2003. Under its most restrictive covenants the Company can borrow an additional $23.5 million. The Company believes that it is capable of renewing its current credit facilities, on an annual basis, or obtaining alternative borrowing capacity on competitive terms. Although the terms of the agreements vary, the interest rates applied to borrowings are generally based, at the Company’s option, on either a prime rate, LIBOR rate, or Euro dollar rate, plus or minus a margin. At December 31, 2004 and 2003, the Company had approximately $57.0 million and $39.8 million outstanding on these credit lines at a weighted average borrowing rate of 2.9% and 1.9%, respectively.

The Company believes that, in 2005, it is capable of supporting its operating requirements including pension plan contributions, payments of dividends to shareholders, possible acquisition opportunities, and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

The following table summarizes the Company’s contractual obligations at December 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. Pension and other postretirement plan contributions beyond 2005 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets (amounts in millions):

	Payments due by period
Contractual Obligations	Total	2005	2006	2007	2008	2009	2010 and beyond
Short-term debt	$57.124	$57.124	$—	$—	$—	$—	$—
Long-term debt	15.911	3.316	3.380	3.405	0.572	0.238	5.000
Capital lease obligations	2.707	0.482	0.470	0.450	0.413	0.347	0.545
Non-cancelable operating leases	24.407	4.721	3.694	3.324	2.685	1.298	8.685
Purchase obligations	2.898	2.898	—	—	—	—	—
Pension and other postretirement plan contributions	11.955	11.955	—	—	—	—	—
Other long-term liabilities (primarily deferred compensation agreements)	7.372	—	—	—	—	—	7.372

Total contractual cash obligations	$122.374	$80.496	$7.544	$7.179	$3.670	$1.883	$21.602

Operations

Comparison of 2004 with 2003

Consolidated net sales increased by 18% to $400.7 million in 2004 from $340.2 million in 2003. The impact from foreign exchange rate translation increased sales by approximately $14.7 million, or 4%. The timing of the Company’s 2003 acquisitions increased net sales by $16.2 million, or 5%, and the Company’s new chemical management services (“CMS”) contracts, increased net sales by $17.2 million, or 5%. The remaining 4% increase in net sales was attributable to growth in the Asia/Pacific and North and South American regions partially offset by lower sales in Europe. The decline in business in Europe was substantially caused by softness in sheet steel demand. Although the Company’s market share in this region remained stable during 2004, the increased competitive pressures experienced in late 2003 also affected the yearly comparisons.

During 2003, the Company began a new approach to its chemical management services (CMS) business in order to further the Company’s strategic imperative to sell customer solutions—value—not just fluids. Under the Company’s traditional CMS approach, the Company effectively acts as an agent whereby it purchases chemicals from other companies and resells the product to the customer at little or no margin and earns a set management fee for providing this service. Therefore, the profit earned on the management fee is relatively secure as the entire cost of the products is passed on to the customer. The new approach to CMS is dramatically different. The Company receives a set management fee and the costs that relate to those management fees are largely connected to how well the Company controls product costs and achieves product conversions from other third party suppliers to its own products. With this new approach come new risks and opportunities, as the profit earned from the management fee is subject to movements in product costs as well as the Company’s own performance. The Company believes this new approach is a way for Quaker to become an integral part of our customers’ operational efforts to improve manufacturing costs and to demonstrate value that the Company would not be able to demonstrate as purely a product provider.

With this new approach, the Company was awarded a series of multi-year CMS contracts at General Motors Powertrain and DaimlerChrysler manufacturing sites in 2003 and 2004. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and should position the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This new approach has also had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, the revenue and costs from these sales are reported on a net sales or “pass-through” basis. As discussed above, the structure of the new CMS approach is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, the Company recognizes in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold, the third party product purchases, which substantially offset each other until the Company achieves significant product conversions. There are two critical success factors for this new approach. First, is to create savings for a customer based on our ability to help apply the product better and improve the customer’s own processes. Second, is to convert more of the product being used to Quaker product rather than a competitor’s product. While the Company’s U.S. CMS program contributed to profitability in 2004 as a result of numerous product conversions completed during the latter half of 2004, overall performance was tempered by higher third party product costs and higher consumption levels.

Gross profit (net sales less cost of goods sold) as a percentage of sales declined from 35.7% in 2003 to 32.7% in 2004. The new CMS contracts resulted in an increase in the Company’s reported revenue of approximately $17.2 million and a corresponding decrease in gross profit as a percentage of sales of approximately 1.3 percentage points. The remaining decline in gross profit as a percentage of sales was primarily due to increased raw material costs, as well as unfavorable product and geographic mix. Even though the Company experienced a four-year high in the pricing of its key raw material markets at the end of 2003, the pricing of these key raw materials continued to escalate in 2004. While the Company benefited from the implementation of price increases announced during the third and fourth quarters of 2004, these gains were more than offset by the continued increase in raw material prices, particularly crude oil-based derivatives.

Selling, general and administrative costs (“SG&A”) as reported for 2004 were $113.5 million compared to $97.2 million in 2003. Approximately 40% of the $16.3 million increase was due to foreign exchange rate translation and the Company’s 2003 acquisition activity, which impacted SG&A by approximately $3.9 million and $2.4 million, respectively. The majority of the remaining increase was due to costs associated with strategic initiatives, as well as a range of administrative costs such as Sarbanes-Oxley compliance, pension, incentive compensation, and higher sales commissions. The Company’s strategic initiatives include expanding our presence in the Asia/Pacific region, further supporting our CMS business, the continued rollout of our global ERP system, and continuing development of new, complementary businesses.

During the fourth quarter of 2004, the Company began efforts to realign the organization and reduce costs by announcing the consolidation of its administrative facilities in Hong Kong with its Shanghai headquarters, resulting in a $0.5 million pre-tax charge for restructuring and related activities. The Company continued these efforts in the first quarter of 2005 with the elimination of additional positions in the U.S. and Europe. An annualized saving of $1.3 million to $1.5 million is expected from these actions. These savings will be reinvested in the Company’s strategic initiatives.

The increase in other income in 2004 reflects a gain on the sale of real estate by the Company’s majority-owned Australian subsidiary, as well as higher priority return distributions from the Company’s real estate joint venture in Conshohocken. The increase in interest expense in 2004 is primarily due to higher debt balances outstanding during 2004 as well as higher short-term interest rates on the Company’s credit facilities.

The Company’s effective tax rate was 31.5% in 2004 and 31% in 2003. The effective tax rate is dependent on many internal and external factors and is assessed by the Company on a regular basis. In August 2004, a U.S. Federal tax audit began in accordance with the Company’s normal three-year cycle. As of December 31, 2004, this audit was still ongoing. Currently, the Company anticipates its effective tax rate for 2005 will remain in the 31% to 32% range.

The $0.8 million increase in minority interest expense in 2004 is primarily due to the gain on the sale of real estate relating to the Company’s Australian operations mentioned above as well as a stronger performance from the Company’s Brazilian joint venture.

Segment Reviews—Comparison of 2004 with 2003

Metalworking Process Chemicals:

Metalworking process chemicals, which consists of industrial process fluids for various heavy industrial and manufacturing applications, represented approximately 93% of the Company’s sales in 2004. Reported revenues in this segment were up approximately 18% compared with 2003. The Company’s new CMS contracts accounted for approximately 6 percentage points of the revenue growth in this segment. The timing of the Company’s 2003 acquisitions of Vulcan, Eural, and KS Chemie accounted for approximately 5 percentage points of the revenue growth in this segment. Currency translation increased sales by 5 percentage points, primarily due to the higher average Euro to U.S. dollar exchange rate of 1.24 in 2004 compared to 1.13 in 2003. The remaining net sales increase of 2% was primarily due to 17% growth in South America, 13% growth in Asia/Pacific, and 5% increase in the U.S. base business, offset by decreases in our European sales, which was down 3%, all on a constant currency basis. The operating income in this segment increased by $1.8 million or 3%. The disparity between the increase in sales and operating income is largely reflective of the Company’s new approach to its CMS business, discussed above. Further, this segment’s operating income was negatively impacted by significantly higher raw material costs, unfavorable product and regional sales mix as well as higher selling costs.

Coatings:

The Company’s coatings segment represented approximately 6% of the Company’s sales in 2004 and contained products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Revenues for this segment were up approximately $1.8 million or 8% for 2004 compared with the prior year primarily due to higher chemical milling maskant sales to the aerospace industry, as well as new customer penetration in roofing sealants. Operating income increased $0.6 million over 2003, consistent with the noted volume increases.

Other Chemical Products:

Other chemical products represents approximately 1% of total sales in 2004 and consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Sales for 2004 increased $1.3 million primarily due to special one-time sales to this segment’s largest customer. Operating income increased by $0.2 million over the prior year, due to the noted volume increases offset by higher raw material costs.

Comparison of 2003 with 2002

Consolidated net sales increased by 24% to $340.2 million in 2003 from $274.5 million in 2002. The impact from foreign exchange rate translation increased sales by approximately $18.2 million, or 7%. The Company’s 2003 acquisitions and the timing of the 2002 acquisitions increased net sales by $14.0 million, or 5%, and the Company’s chemical management services (“CMS”) contracts, which were effective May 1, 2003, increased net sales by approximately $27.0 million or 10%. The remaining 2% increase in net sales was due primarily to double-digit growth in the Asia/Pacific and South American regions partially offset by a decline in business in the U.S. and Europe. The decline in business in the U.S. and Europe was substantially caused by softness in sheet steel demand. In addition, in late 2003, the Company experienced some increased competition as a result of the Company’s strong market share coupled with its customers’ interest in establishing second source suppliers.

During 2003, the Company began a new approach to its CMS business as described above in order to further the Company’s strategic imperative to sell customer solutions—value—not just fluids. With this new approach, the Company was awarded a series of multi-year CMS contracts at General Motors Powertrain and Daimler Chrysler manufacturing sites in 2003. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and should position the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This new approach also had a dramatic impact on the Company’s revenue and margins.

Gross profit (net sales less cost of goods sold) as a percentage of sales declined from 40.6% in 2002 to 35.7% in 2003. The new CMS contracts resulted in an increase in reported revenue of approximately $27.0 million and a corresponding decrease in gross profit as a percentage of sales of approximately 3 percentage points. The remaining decline in gross profit as a percentage of sales is primarily due to increased raw material costs and product mix. At the end of 2003, the Company experienced a four-year high in the pricing of its key raw material markets specifically crude oil-based, animal fat and vegetable oil derivatives. The Company estimates the raw material price increases negatively impacted gross profit by approximately $2.5 million in 2003.

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

Segment Reviews—Comparison of 2003 with 2002

Metalworking Process Chemicals:

Metalworking process chemicals, which consists of industrial process fluids for various heavy industrial and manufacturing applications, represented approximately 92% of the Company’s sales in 2003. Reported revenues in this segment were up approximately 26% compared with 2002. The Company’s new CMS contracts accounted for approximately 11 percentage points of the revenue growth in this segment. The Company’s 2003 acquisitions and the timing of the 2002 acquisitions accounted for approximately 5 percentage points of the revenue growth in this segment. Currency translation increased sales by 7 percentage points, primarily due to the higher average Euro to U.S. dollar exchange rate of 1.13 in 2003 compared to 0.94 in 2002. The remaining net sales increase of 3% was primarily due to 38% growth in South America and 14% growth in Asia/Pacific partially offset by a decline in business in the U.S. of approximately 7% and Europe of 3%, all on a constant currency basis. The operating income in this segment increased by $1.5 million or 3%. The disparity between the increase in sales and operating income is largely reflective of the Company’s new approach to its CMS business, discussed above. Further, this segment’s operating income was negatively impacted by significantly higher raw material costs, unfavorable product and regional sales mix as well as higher selling costs.

Coatings:

The Company’s coatings segment represented approximately 7% of the Company’s sales in 2003 and contained products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Revenues for this segment were up approximately $2.2 million or 11% for 2003 compared with the prior year primarily due to the timing of the Company’s 2002 acquisition of Epmar, offset in part by lower chemical milling maskant sales to the aerospace industry. Operating income was flat with the prior year.

Other Chemical Products:

Other chemical products represented approximately 1% of total sales in 2003 and consisted of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Sales for 2003 decreased $0.3 million primarily due to lower sales to the hydrocarbon market, with a corresponding decrease in operating income.

Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization and reduce operating costs (2001 program). Quaker’s restructuring plans included the decision to close and sell manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges were provisions for severance of 53 employees. Restructuring and related charges of $5.854 million were recognized in 2001. The charge comprised $2.807 million related to employee separations, $2.450 million related to facility rationalization charges, and $0.597 million related to abandoned acquisitions. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. As of December 31, 2004, Quaker had completed 51 of the planned 53 employee separations under the 2001 program. No further terminations will occur under the 2001 program. During the fourth quarter of 2002, the Company completed the sale of its U.K. manufacturing facility, which closed at the end of 2001. In 2003, the Company reversed $0.216 million of unused restructuring accruals related to the 2001 program.

In 2003, Quaker’s management approved a restructuring plan (2003 program). Included in the 2003 restructuring charge are provisions for severance for 9 employees totaling $0.273 million.

In 2004, Quaker’s management approved another restructuring plan by announcing the consolidation of its administrative facilities in Hong Kong with its Shanghai headquarters (2004 program). Included in the 2004 restructuring charge are severance provisions for 5 employees totaling $0.119 million and an asset impairment related to the Company’s previous plans to implement its global ERP system at this location totaling $0.331 million.

Quaker expects to substantially complete the initiatives contemplated under the restructuring plans, including the sale of the remaining portion of its former manufacturing facility in France, during 2005. In February 2005, the Company completed the sale of a portion of this property.

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking segment, are as follows (amounts in millions):

	Employee Separations	Facility Rationalization	Abandoned Acquisitions	Total
2001 Program:
Restructuring charges	$2.807	$2.450	$0.597	$5.854
Asset impairment	—	(1.015)	—	(1.015)
Payments	(0.111)	(0.171)	(0.597)	(0.879)
Currency translation and other	0.001	0.012	—	0.013

December 31, 2001 ending balance	2.697	1.276	—	3.973

Payments	(1.374)	(0.752)	—	(2.126)
Currency translation and other	0.114	0.182	—	0.296

December 31, 2002 ending balance	1.437	0.706	—	2.143

Restructuring reversals	(0.156)	(0.060)	—	(0.216)
Payments	(0.832)	(0.204)	—	(1.036)
Currency translation and other	0.001	0.083	—	0.084

December 31, 2003 ending balance	0.450	0.525	—	0.975

Payments	(0.249)	(0.166)	—	(0.415)
Currency translation and other	0.016	0.027	—	0.043

December 31, 2004 ending balance	0.217	0.386	—	0.603

2003 Program:
Restructuring charges	0.273	—	—	0.273
Payments	(0.047)	—	—	(0.047)
Currency translation and other	0.002	—	—	0.002

December 31, 2003 ending balance	0.228	—	—	0.228

Payments	(0.143)	—	—	(0.143)
Currency translation and other	0.012	—	—	0.012

December 31, 2004 ending balance	0.097	—	—	0.097

2004 Program:
Restructuring charges	0.119	0.331	—	0.450
Asset impairment	—	(0.331)	—	(0.331)

December 31, 2004 ending balance	0.119	—	—	0.119

Total restructuring December 31, 2004 ending balance	$0.433	$0.386	$—	$0.819

Environmental Clean-up Activities

The Company is involved in environmental clean-up activities in connection with an existing plant location and former waste disposal sites. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. Voluntarily in coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. The Company believes that the remaining potential-known liabilities associated with these matters range from approximately $0.9 million to $1.5 million, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses, fines, penalties, and damages will not be incurred in excess of the amount reserved. See Note 15 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

General

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 53% to 55% of the consolidated net annual sales. See Note 12 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

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

Any or all of the forward-looking statements in this report, in Quaker’s Annual Report to Shareholders for 2004 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

Interest Rate Risk.    Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s short-term borrowings. As of December 31, 2004, Quaker had approximately $57.0 million in short-term borrowings at a weighted average borrowing rate of approximately 2.9%.

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

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 53% to 55% of consolidated net annual sales.

In addition, the Company often sources inventory among its worldwide operations. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location as well as from the revaluation of intercompany balances. The Company mitigates this risk through local sourcing efforts.

Commodity Price Risk.    Many of the raw materials used by Quaker are commodity chemicals, and, therefore, Quaker’s earnings can be materially affected by market changes in raw material prices. In certain cases, Quaker has entered into fixed-price purchase contracts having a term of up to one year. These contracts provide for protection to Quaker if the price for the contracted raw materials rises, however, in certain limited circumstances, Quaker will not realize the benefit if such prices decline.

Credit Risk.    Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel industry, where a number of bankruptcies occurred during recent years. Through 2003, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom-manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.

Item 8.    Financial Statements and Supplementary Data.

R eport of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Quaker Chemical Corporation:

We have completed an integrated audit of Quaker Chemical Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) on page 57 present fairly, in all material respects, the financial position of Quaker Chemical Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, PA

March 9, 2005

Q UAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Net sales	$400,695	$340,192	$274,521

Costs and expenses:
Cost of goods sold	269,818	218,818	162,944
Selling, general, and administrative expenses	113,536	97,202	87,604
Restructuring and related activities, net	450	57	—

	383,804	316,077	250,548

Operating income	16,891	24,115	23,973
Other income, net	1,818	764	1,135
Interest expense	(2,363)	(1,576)	(1,774)
Interest income	1,111	815	984

Income before taxes, equity income and minority interest	17,457	24,118	24,318
Taxes on income	5,499	7,488	7,782

	11,958	16,630	16,536
Equity in net income of associated companies	890	1,244	295
Minority interest in net income of subsidiaries	(3,874)	(3,041)	(2,534)

Net income	$8,974	$14,833	$14,297

Per share data:
Net income—basic	$0.93	$1.58	$1.56
Net income—diluted	$0.90	$1.52	$1.51
Weighted average shares outstanding:
Basic	9,606	9,381	9,172
Diluted	9,969	9,761	9,474

See notes to consolidated financial statements.

Q UAKER CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2004	2003
	(Dollars in thousands, except par value and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$29,078	$21,915
Accounts receivable, net	87,527	78,121
Inventories, net	41,298	32,211
Deferred income taxes	4,373	4,278
Prepaid expenses and other current assets	8,911	6,417

Total current assets	171,187	142,942

Property, plant, and equipment, net	62,888	62,391
Goodwill	34,853	33,301
Other intangible assets, net	8,574	9,616
Investments in associated companies	6,718	6,005
Deferred income taxes	18,825	15,548
Other assets	21,848	19,664

Total assets	$324,893	$289,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$60,695	$42,992
Accounts payable	40,183	39,240
Dividends payable	2,079	2,019
Accrued compensation	8,692	6,816
Other current liabilities	13,969	14,738

Total current liabilities	125,618	105,805

Long-term debt	14,848	15,827
Deferred income taxes	5,588	4,808
Accrued pension and postretirement benefits	36,456	34,165
Other non-current liabilities	7,372	6,802

Total liabilities	189,882	167,407

Minority interest in equity of subsidiaries	12,424	9,708

Commitments and contingencies	—	—
Shareholders’ equity
Common stock, $1 par value; authorized 30,000,000 shares; issued (including treasury shares); 2004-9,668,751, 2003-9,664,009 shares	9,669	9,664
Capital in excess of par value	2,632	2,181
Retained earnings	117,981	117,308
Unearned compensation	(355)	(621)
Accumulated other comprehensive loss	(7,340)	(15,406)

	122,587	113,126
Treasury stock, shares held at cost: 2004-0, 2003-54,178	—	(774)

Total shareholders’ equity	122,587	112,352

Total liabilities and shareholders’ equity	$324,893	$289,467

See notes to consolidated financial statements.

Q UAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities
Net income	$8,974	$14,833	$14,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,610	6,677	5,432
Amortization	1,157	960	805
Equity in net income of associated companies	(890)	(844)	(295)
Minority interest in earnings of subsidiaries	3,874	3,041	2,534
Deferred income taxes	(1,872)	402	328
Deferred compensation and other, net	(39)	(418)	107
Restructuring and related activities	450	57	—
Gain on sale of property, plant, and equipment	(509)	—	—
Pension and other postretirement benefits	(172)	428	1,452
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(6,361)	(14,604)	(657)
Inventories	(7,559)	(4,692)	(3,101)
Prepaid expenses and other current assets	(281)	(648)	(194)
Accounts payable and accrued liabilities	129	478	7,107
Change in restructuring liabilities	(558)	(1,083)	(2,156)
Estimated taxes on income	(1,596)	3,790	(1,261)

Net cash provided by operating activities	3,357	8,377	24,398

Cash flows from investing activities
Capital expenditures	(8,643)	(12,608)	(10,837)
Dividends and distributions from associated companies	288	4,080	515
Payments related to acquisitions	—	(15,983)	(21,285)
Proceeds from disposition of assets	1,880	232	1,682
Other, net	(75)	(87)	(326)

Net cash (used in) investing activities	(6,550)	(24,366)	(30,251)

Cash flows from financing activities
Net increase in short-term borrowings	17,683	30,581	9,026
Proceeds from long-term debt	2,564	—	—
Repayment of long-term debt	(3,679)	(2,570)	(2,853)
Dividends paid	(8,241)	(7,916)	(7,714)
Stock options exercised, other	1,009	4,328	2,951
Distributions to minority shareholders	(1,956)	(2,391)	(2,673)

Net cash provided by (used in) financing activities	7,380	22,032	(1,263)

Effect of exchange rate changes on cash	2,976	2,015	424
Net increase (decrease) in cash and cash equivalents	7,163	8,058	(6,692)
Cash and cash equivalents at beginning of year	21,915	13,857	20,549

Cash and cash equivalents at end of year	$29,078	$21,915	$13,857

Supplemental cash flow disclosures
Cash paid during the year for:
Income taxes	$4,809	$3,633	$7,787
Interest	2,201	1,680	1,897

See notes to consolidated financial statements.

Q UAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock	Capital in excess of par value	Retained earnings	Unearned compensation	Accumulated other comprehensive income (loss)	Treasury stock	Total
	(Dollars in thousands, except per share amounts)
Balance at December 31, 2001	$9,664	$357	$103,953	$(1,597)	$(24,075)	$(7,403)	$80,899

Net income	—	—	14,297	—	—	—	14,297
Currency translation adjustments	—	—	—	—	1,478	—	1,478
Minimum pension liability	—	—	—	—	(4,322)	—	(4,322)
Unrealized (loss) on available-for-sale securities	—	—	—	—	(159)	—	(159)

Comprehensive income	—	—	—	—	—	—	11,294

Dividends ($.84 per share)	—	—	(7,802)	—	—	—	(7,802)
Shares issued upon exercise of options	—	250	—	—	—	2,548	2,798
Shares issued for employee stock purchase plan	—	80	—	—	—	144	224
Shares issued for long-term incentive awards	—	(61)	—	—	—	351	290
Amortization of unearned compensation	—	—	—	352	—	—	352

Balance at December 31, 2002	9,664	626	110,448	(1,245)	(27,078)	(4,360)	88,055

Net income	—	—	14,833	—	—	—	14,833
Currency translation adjustments	—	—	—	—	13,441	—	13,441
Minimum pension liability	—	—	—	—	(2,159)	—	(2,159)
Unrealized gain on available-for-sale securities	—	—	—	—	390	—	390

Comprehensive income	—	—	—	—	—	—	26,505

Dividends ($.84 per share)	—	—	(7,973)	—	—	—	(7,973)
Shares issued upon exercise of options	—	1,351	—	—	—	3,287	4,638
Shares issued for employee stock purchase plan	—	138	—	—	—	180	318
Shares issued for long-term incentive awards	—	66	—	—	—	119	185
Amortization of unearned compensation	—	—	—	624	—	—	624

Balance at December 31, 2003	9,664	2,181	117,308	(621)	(15,406)	(774)	112,352

Net income	—	—	8,974	—	—	—	8,974
Currency translation adjustments	—	—	—	—	8,959	—	8,959
Minimum pension liability	—	—	—	—	(1,052)	—	(1,052)
Unrealized gain on available-for-sale securities	—	—	—	—	159	—	159

Comprehensive income	—	—	—	—	—	—	17,040

Dividends ($.86 per share)	—	—	(8,301)	—	—	—	(8,301)
Shares issued upon exercise of options	4	362	—	—	—	536	902
Shares issued for employee stock purchase plan	1	89	—	—	—	238	328
Shares issued for long-term incentive awards	—	—	—	—	—	—	—
Amortization of unearned compensation	—	—	—	266	—	—	266

Balance at December 31, 2004	$9,669	$2,632	$117,981	$(355)	$(7,340)	$—	$122,587

See notes to consolidated financial statements.

Q UAKER CHEMICAL CORPORATION

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

In January 2003, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Certain Variable Interest Entities, (“VIEs”), which is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” FIN 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activities of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. FIN 46, as revised by FIN 46 (revised December 2003), is effective for public entities that have interests in VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained and would include any VIEs if the Company was the primary beneficiary pursuant to the provisions of FIN 46. The Company has determined that its real estate joint venture, which has always been accounted for under the equity method, is a VIE but that the Company is not the primary beneficiary. See also Note 3 of Notes to Consolidated Financial Statements.

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

Inventories:    Inventories are valued at the lower of cost or market value. Inventories are valued using the first-in, first-out (“FIFO”) method. See also Note 5 of Notes to Consolidated Financial Statements.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Capitalized software:    The Company applies the Accounting Standards Executive Committee Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. In connection with the implementation of the Company’s global transaction system, approximately $9,288 and $10,203 of net costs were capitalized at December 31, 2004 and 2003, respectively. These costs are amortized over a period of five years once the assets are placed into service.

Goodwill and other intangible assets:    On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The new standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests will be performed more frequently if there are triggering events. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets. See also Note 14 of Notes to Consolidated Financial Statements.

Revenue recognition:    The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment arrangements upon usage by the customer and when services are performed. License fees and royalties are recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured and are included in other income. As part of the Company’s chemical management services, certain third party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third party products transferred under arrangements resulting in net reporting totaled $35,215, $26,617, and $28,344, for 2004, 2003, and 2002, respectively.

Research and development costs:    Research and development costs are expensed as incurred. Research and development expenses are included in selling, general and administrative expenses, and during 2004, 2003, and 2002 were $13,808, $10,050, and $9,072, respectively.

Concentration of credit risk:    Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash equivalents, short-term investments, and trade receivables. The Company invests temporary and excess cash in money market securities and financial instruments having maturities typically within 90 days. The Company has not experienced losses from the aforementioned investments. See also Note 4 of Notes to Consolidated Financial Statements.

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

Comprehensive income (loss):    The Company presents comprehensive income (loss) in its Statement of Shareholders’ Equity. The components of accumulated other comprehensive loss at December 31, 2004 include: accumulated foreign currency translation adjustments of $2,349, minimum pension liability of $(9,808), and

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

unrealized holding gains on available-for-sale securities of $119. The components of accumulated other comprehensive loss at December 31, 2003 include: accumulated foreign currency translation adjustments of $(6,610) and minimum pension liability of $(8,756) and unrealized holding losses on available-for-sale securities of $(40).

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

The following tables illustrate the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123. See also Note 10 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2004	2003	2002
Net income—as reported	$8,974	$14,833	$14,297
Add: Stock-based employee compensation expense included in net income, net of related tax effects	301	485	495
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(887)	(996)	(981)

Pro forma net income	$8,388	$14,322	$13,811

Earnings per share:
Basic—as reported	$0.93	$1.58	$1.56
Basic—pro forma	$0.87	$1.53	$1.51
Diluted—as reported	$0.90	$1.52	$1.51
Diluted—pro forma	$0.84	$1.47	$1.46

Recently issued accounting standards:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under FASB

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Statement 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Act”) on enterprises’ income tax expense and deferred tax liability. The Act was enacted on October 22, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate income earned abroad principally for earnings that have previously been deemed permanently reinvested by providing a dividends received deduction for certain dividends from controlled foreign corporations. Because of limitations contained within the provision, it is not expected that the Company will avail itself of this provision.

In December 2004, the FASB issued FSP No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 provides guidance on applying the deduction for income from qualified domestic production activities. The deduction will be phased in from 2005 through 2010. The deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return. The Company does not expect the phase in of this new deduction to result in a material change in its effective tax rate in future periods, based on current earnings levels.

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards, effective for interim and annual periods beginning on or after June 15, 2005. When measuring the fair value of these awards, companies can choose two different pricing models that appropriately reflect their specific circumstances and the economics of their transactions. In addition, the Company is in the process of selecting one of three transition methods available under SFAS 123R. Accordingly, the Company has not yet determined the impact on our consolidated financial statements of adopting SFAS 123R.

In December 2004, the FASB issued its final standard on accounting for exchanges on non-monetary assets, SFAS 153, “Exchange of Non-monetary Assets an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 requires that exchanges of non-monetary assets be measured based on the fair value of assets exchanged for annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS 153.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs—an amendment of ARB 43, chapter 4 (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires that such costs be recognized as a current period expense. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. The Company is currently evaluating the impact of this standard.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 2—Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization and reduce operating costs (2001 program). Quaker’s restructuring plans included the decision to close and sell manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges were provisions for severance of 53 employees. Restructuring and related charges of $5,854 were recognized in 2001. The charge comprised $2,807 related to employee separations, $2,450 related to facility rationalization charges, and $597 related to abandoned acquisitions. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. As of December 31, 2004, Quaker had completed 51 of the planned 53 employee separations under the 2001 program. No further terminations will occur under the 2001 program. During the fourth quarter of 2002, the Company completed the sale of its U.K. manufacturing facility, which closed at the end of 2001. In 2003, the Company reversed $216 of unused restructuring accruals related to the 2001 program.

In 2003, Quaker’s management approved a restructuring plan (2003 program). Included in the 2003 restructuring charge are provisions for severance for 9 employees totaling $273.

In 2004, Quaker’s management approved another restructuring plan by announcing the consolidation of its administrative facilities in Hong Kong with its Shanghai headquarters (2004 program). Included in the 2004 restructuring charge are severance provisions for 5 employees totaling $119 and an asset impairment related to the Company’s previous plans to implement its global ERP system at this location totaling $331.

Quaker expects to substantially complete the initiatives contemplated under the restructuring plans, including the sale of the remaining portion of its former manufacturing facilities in France during 2005. In February 2005, the Company completed the sale of a portion of this property.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking segment, are as follows:

	Employee Separations	Facility Rationalization	Abandoned Acquisitions	Total
2001 Program:
Restructuring charges	$2,807	$2,450	$597	$5,854
Asset impairment	—	(1,015)	—	(1,015)
Payments	(111)	(171)	(597)	(879)
Currency translation and other	1	12	—	13

December 31, 2001 ending balance	2,697	1,276	—	3,973

Payments	(1,374)	(752)	—	(2,126)
Currency translation and other	114	182	—	296

December 31, 2002 ending balance	1,437	706	—	2,143

Restructuring reversals	(156)	(60)	—	(216)
Payments	(832)	(204)	—	(1,036)
Currency translation and other	1	83	—	84

December 31, 2003 ending balance	450	525	—	975

Payments	(249)	(166)	—	(415)
Currency translation and other	16	27	—	43

December 31, 2004 ending balance	217	386	—	603

2003 Program:
Restructuring charges	273	—	—	273
Payments	(47)	—	—	(47)
Currency translation and other	2	—	—	2

December 31, 2003 ending balance	228	—	—	228

Payments	(143)	—	—	(143)
Currency translation and other	12	—	—	12

December 31, 2004 ending balance	97	—	—	97

2004 Program:
Restructuring charges	119	331	—	450
Asset impairment	—	(331)	—	(331)

December 31, 2004 ending balance	119	—	—	119

Total restructuring December 31, 2004 ending balance	$433	$386	$—	$819

Note 3—Investments in Associated Companies

Investments in associated (less than majority-owned) companies are accounted for under the equity method. Summarized financial information of the associated companies, in the aggregate, is as follows:

	December 31,
	2004	2003
Current assets	$24,034	$22,632
Noncurrent assets	29,074	32,176
Current liabilities	11,614	12,139
Noncurrent liabilities	26,671	27,373

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Net sales	$48,104	$41,034	$39,612
Gross margin	22,216	19,566	17,958
Operating income	5,440	4,370	4,691
Net income	2,194	1,253	1,161

In January 2001, the Company contributed its Conshohocken, Pennsylvania property and buildings (the “Site”) into a real estate joint venture (the “Venture”) in exchange for a 50% interest in the Venture. The Venture did not assume any debt or other obligations of the Company and the Company did not guarantee nor was it obligated to pay any principle, interest or penalties on any of the Venture’s indebtedness. The Venture renovated certain of the existing buildings at the Site, as well as built new office space (the “Project”). In December 2000, the Company entered into an agreement with the Venture to lease approximately 38% of the Site’s available office space for a 15-year period commencing February 2002, with multiple renewal options. The Company believes the terms of this lease are no less favorable than the terms it would have obtained from an unaffiliated third party. In February 2005, the Venture sold its real estate assets, which resulted in $4,187 of proceeds to the Company after payment of the partnership obligations.

Note 4—Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. Reserves for customers filing for bankruptcy protection are generally established at 75-100% of the amount owed at the filing date, dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. We perform a formal review of our allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. During 2004, the Company’s five largest customers accounted for approximately 28% of its consolidated net sales with the largest customer (General Motors) accounting for approximately 10% of consolidated net sales.

At December 31, 2004 and 2003, the Company had gross trade accounts receivable totaling $94,300 and $84,884 with trade accounts receivable greater than 90 days past due of $10,938 and $10,211, respectively. Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2004, 2003, and 2002.

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs Charged to Allowance	Effect of Exchange Rate Changes	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2004	$6,763	$500	$(512)	$22	$6,773
Year ended December 31, 2003	$6,118	$991	$(435)	$89	$6,763
Year ended December 31, 2002	$5,155	$1,365	$(493)	$91	$6,118

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 5—Inventories

Total inventories comprise:

	December 31,
	2004	2003
Raw materials and supplies	$18,989	$14,691
Work in process and finished goods	22,309	17,520

	$41,298	$32,211

During 2004, the Company ceased valuing certain domestic inventories under LIFO. This change was not material to the Company’s current or prior year financial statements. Inventories valued under the LIFO method amounted to $5,635 with estimated replacement costs for these inventories using the FIFO method of approximately $5,263 at December 31, 2003.

Note 6—Property, Plant, and Equipment

Property, plant, and equipment comprise:

	December 31,
	2004	2003
Land	$6,595	$6,830
Building and improvements	41,340	34,480
Machinery and equipment	95,637	86,732
Construction in progress	3,328	8,406

	146,900	136,448
Less accumulated depreciation	84,012	74,057

	$62,888	$62,391

The Company leases certain equipment under capital leases in Europe and the U.S., including its manufacturing facility in Tradate, Italy. Gross property, plant, and equipment includes $3,130 and $2,776 of capital leases with $528 and $64 of accumulated depreciation at December 31, 2004 and 2003, respectively. The following is a schedule by years of future minimum lease payments:

For the year ended December 31,
2005	$482
2006	$470
2007	$450
2008	$413
2009	$347
2010 and beyond	$545

Total net minimum lease payments	2,707
Less amount representing interest	(404)

Present value of net minimum lease payments	$2,303

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 7—Taxes on Income

Taxes on income consist of the following:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$626	$533
State	—	7	7
Foreign	7,371	6,453	6,914

	7,371	7,086	7,454
Deferred:
Federal	(1,881)	626	(904)
Foreign	9	(224)	1,232

Total	$5,499	$7,488	$7,782

The components of earnings before income taxes were as follows:

	2004	2003	2002
Domestic	$(7,242)	$(1,483)	$(1,401)
Foreign	24,699	25,601	25,719

Total	$17,457	$24,118	$24,318

Domestic earnings before income taxes do not include foreign earnings that are included in U.S. taxable income.

Total deferred tax assets and liabilities are composed of the following at December 31:

	2004		2003
	Current	Non-current	Current	Non-current
Retirement benefits	$1,331	$6,092	$814	$5,531
Allowance for doubtful accounts	1,237	—	1,490	—
Insurance and litigation reserves	658	—	600	—
Postretirement benefits	—	2,947	—	2,987
Supplemental retirement benefits	—	1,252	—	1,146
Performance incentives	611	1,130	677	905
Alternative minimum tax carryforward	—	2,092	—	2,092
Restructuring charges	245	—	406	—
Vacation pay	291	—	291	—
Goodwill	—	—	—	—
Operating loss carryforward	—	4,856	—	2,670
Deferred compensation	—	921	—	751
Other	—	94	—	5

	4,373	19,384	4,278	16,087
Valuation allowance	—	(559)	—	(539)

Total deferred income tax assets, net	$4,373	$18,825	$4,278	$15,548

Depreciation		$2,207		$2,464
Europe pension and other		3,381		2,344

Total deferred income tax liabilities, net		$5,588		$4,808

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31:

	2004	2003	2002
Income tax provision at the Federal statutory tax rate	$6,110	$8,441	$8,511
State income tax provisions, net	—	5	5
Non-deductible entertainment and business meal expense	176	179	160
Foreign taxes on earnings at rates different from the Federal statutory rate	(719)	(1,504)	(1,126)
Miscellaneous items, net	(68)	367	232

Taxes on income	$5,499	$7,488	$7,782

At December 31, 2004, the Company domestically had a net deferred tax asset of $14,211 inclusive of domestic tax losses for which no valuation allowance was taken and alternative minimum tax (AMT) credits of $2,092. The domestic tax loss carryforwards of $8,156 expire after 2024. Additionally the Company has foreign tax credit (FTC) carryovers of $3,298 which have the following expiration dates: $2,050 in 2011, $485 in 2012 and $763 in 2013. A full valuation allowance has been taken against these foreign tax credits. Finally, the Company has foreign tax loss carryforwards of $5,783 which have no expiration dates. A partial valuation allowance has been established with respect to the tax benefit of these losses for $559.

U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries since it is the Company’s intention to continue to reinvest these earnings in those subsidiaries for working capital and expansion needs. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of tax credits. The amount of such undistributed earnings at December 31, 2004 was approximately $124,000. Any income tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits.

Note 8—Pension and Other Postretirement Benefits

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

In 2003, the Company adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement retains the disclosure requirement contained in the original standard and requires additional disclosures about the assets, obligations, cash flows and net periodic cost of defined benefit postretirement plans.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following table shows the Company plans’ funded status reconciled with amounts reported in the consolidated balance sheet as of December 31:

	Pension Benefits						Other Postretirement Benefits
	2004			2003			2004	2003
	Foreign	Domestic	Total	Foreign	Domestic	Total	Domestic	Domestic
Change in benefit obligation
Benefit obligation at beginning of year	$33,994	$57,182	$91,176	$26,636	$52,183	$78,819	$10,786	$10,544
Service cost	1,825	1,730	3,555	1,632	1,449	3,081	18	39
Interest cost	1,806	3,383	5,189	1,546	3,408	4,954	621	678
Amendments	172	18	190	—	78	78	156	(598)
Translation difference	3,273	—	3,273	5,057	—	5,057	—	—
Actuarial loss	4,626	2,283	6,909	(246)	3,525	3,279	165	1,199
Benefits paid	(987)	(3,548)	(4,535)	(708)	(3,380)	(4,088)	(1,075)	(1,076)
Other	—	(81)	(81)	77	(81)	(4)	—	—

Benefit obligation at end of year	$44,709	$60,967	$105,676	$33,994	$57,182	$91,176	$10,671	$10,786

Change in plan assets
Fair value of plan assets at beginning of year	$29,318	$32,399	$61,717	$21,793	$31,106	$52,899	—	—
Actual return on plan assets	1,477	2,848	4,325	1,427	2,931	4,358	—	—
Employer contribution	3,586	1,489	5,075	2,123	1,742	3,865	1,075	1,076
Plan participants’ contributions	79	—	79	77	—	77	—	—
Translation difference	2,547	—	2,547	4,421	—	4,421	—	—
Benefits paid	(987)	(3,548)	(4,535)	(523)	(3,380)	(3,903)	(1,075)	(1,076)

Fair value of plan assets at end of year	$36,020	$33,188	$69,208	$29,318	$32,399	$61,717	—	—

Funded status	$(8,689)	$(27,779)	$(36,468)	$(4,676)	$(24,783)	$(29,459)	$(10,671)	$(10,786)
Unrecognized transition asset	(835)	—	(835)	(919)	—	(919)	—	—
Unrecognized gain	14,999	15,324	30,323	9,478	13,806	23,284	2,188	2,105
Unrecognized prior service cost	322	3,185	3,507	155	3,438	3,593	(292)	(514)

Net amount recognized	$5,797	$(9,270)	$(3,473)	$4,038	$(7,539)	$(3,501)	$(8,775)	$(9,195)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$8,430	—	$8,430	$5,980	—	5,980
Accrued benefit obligation	(5,227)	(24,875)	(30,102)	(4,350)	(23,088)	(27,438)
Intangible asset	113	3,185	3,298	133	4,528	4,661
Accumulated other comprehensive income	2,481	12,420	14,901	2,275	11,021	13,296

Net amount recognized	$5,797	$(9,270)	$(3,473)	$4,038	$(7,539)	$(3,501)

At December, 31, 2004 and 2003, the accumulated benefit obligation for all defined benefit pension plans was $95,634 ($58,063 Domestic, $37,571 Foreign) and $82,539 ($54,587 Domestic, $27,952 Foreign).

Information for pension plans with accumulated benefit obligation in excess of plan assets:

	2004			2003
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$12,688	$60,967	$73,655	$10,704	$57,182	$67,886
Accumulated benefit obligation	10,320	58,063	68,383	8,602	54,587	63,189
Fair value of plan assets	5,093	33,188	38,281	4,252	32,399	36,651

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Components of Net Periodic Benefit Cost—Pension Plans

	2004			2003
	Foreign	Domestic	Total	Foreign	Domestic	Total
Service cost	$1,825	$1,730	$3,555	$1,710	$1,449	$3,159
Interest cost	1,806	3,383	5,189	1,546	3,408	4,954
Expected return on plan assets	(1,734)	(2,741)	(4,475)	(1,513)	(2,621)	(4,134)
Other, amortization, net	376	898	1,274	274	611	885

Net periodic benefit cost	$2,273	$3,270	$5,543	$2,017	$2,847	$4,864

	2002
	Foreign	Domestic	Total
Service cost	$1,115	$1,254	$2,369
Interest cost	1,226	3,426	4,652
Expected return on plan assets	(1,186)	(3,118)	(4,304)
Other, amortization, net	183	375	558

Net periodic benefit cost	$1,338	$1,937	$3,275

Components of Net Periodic Benefit Cost—Other Postretirement Plan

	2004	2003	2002
Service Cost	$18	$39	$112
Interest cost and other	637	626	715

Net periodic benefit cost	$655	$665	$827

Additional Information

	Pension Benefits
	2004			2003
	Foreign	Domestic	Total	Foreign	Domestic	Total
Increase (decrease) in minimum liability included in other comprehensive income	$206	$1,399	$1,605	$(942)	$4,231	$3,289

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretiement Benefits
	2004	2003	2004	2003
U.S. Plans:
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.375%	3.625%	N/A	N/A
Foreign Plans:
Discount rate	4.46%	5.20%	N/A	N/A
Rate of compensation increase	3.10%	3.00%	N/A	N/A

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Weighted-average assumptions used to determine net periodic benefit costs for years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
U.S. Plans:
Discount rate	6.000%	6.875%	6.00%	6.875%
Expected long-term return on plan assets	8.750%	8.750%	N/A	N/A
Rate of compensation increase	3.625%	4.500%	N/A	N/A
Foreign Plans:
Discount rate	5.26%	5.50%	N/A	N/A
Expected long-term return on plan assets	5.46%	5.50%	N/A	N/A
Rate of compensation increase	3.11%	3.63%	N/A	N/A

The long-term rates of return on assets was selected from within the reasonable range of rates determined by (a) historical real returns for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Assumed health care cost trend rates at December 31:

	2004	2003
Health care cost trend rate for next year	10.0%	11.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point Increase	1% point Decrease
Effect on total service and interest cost	$30	$(27)
Effect on postretirement benefit obligations	574	(494)

Plan Assets

The Company’s pension plan strategic target asset allocation and the weighted-average asset allocations at December 31, 2004 and 2003, by asset category were as follows:

	Plan Assets at December 31,
	Target	2004	2003
Asset Category
U.S. Plans
Equity securities	56%	60%	60%
Debt securities	32%	27%	26%
Other	12%	13%	14%

Total	100%	100%	100%

Foreign Plans
Equity securities	8%	9%	11%
Debt securities	92%	91%	89%

Total	100%	100%	100%

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

The total value of plan assets for the Company’s pension plans is $69,208 and $61,717 as of December 31, 2004 and 2003, respectively. U.S. pension assets include Company common stock in the amounts of $242 (1% of total U.S. plan assets), and $262 (1% of total U.S. plan assets) at December 31, 2004 and 2003, respectively. “Other” consists principally of hedge funds and cash and cash equivalents.

Cash Flows

Contributions

The Company expects to make minimum cash contributions of $10,899 to its pension plans ($7,765 Domestic, $3,134 Foreign) and $1,056 to its other postretirement benefit plan in 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits			Other Postretirement Benefits
	Foreign	Domestic	Total
2005	$1,020	$3,585	$4,605	$1,056
2006	1,029	3,738	4,767	981
2007	1,129	3,955	5,084	989
2008	1,178	4,899	6,077	991
2009	1,231	4,196	5,427	964
2010 and beyond	9,096	29,792	38,888	4,395

The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $827, $626, and $780 in 2004, 2003, and 2002, respectively, representing the annual accrued benefits under this plan.

401(k) plan

The Company has a 401(k) plan with an employer match covering substantially all domestic employees. The Company’s 401(k) matching contributions were $575, $546, and $484 for 2004, 2003, and 2002, respectively.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 9—Debt

Debt consisted of the following:

	December 31,
	2004	2003
6.98% senior unsecured notes due 2007	$8,572	$11,429
Industrial development authority monthly floating rate (1.9% at December 31, 2004) demand bonds maturing 2014	5,000	5,000
Credit facilities (2.9% weighted average borrowing rate at December 31, 2004)	57,124	39,975
Other debt obligations (including capital leases)	4,847	2,415

	75,543	58,819
Short-term debt	(57,124)	(39,975)
Current portion of long-term debt	(3,571)	(3,017)

	$14,848	$15,827

The long-term financing agreements require the maintenance of certain financial covenants with which the Company is in compliance. During the next five years, payments on long-term debt including capital lease maturities, are due as follows: $3,571 in 2005, $3,766 in 2006, $3,791 in 2007, $987 in 2008, and $516 in 2009.

The Company maintains various credit facilities with multiple banks. At December 31, 2003, the Company had credit facilities totaling $50,000, of which $30,000 was committed and $20,000 was uncommitted. Throughout 2004, the Company took action in both the U.S. and Europe to increase its credit facilities to $95,000 at December 31, 2004, of which $40,000 was committed and $55,000 was uncommitted. The provisions of the agreements require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2004 and 2003. Under its most restrictive covenants, the Company can borrow an additional $23,526. The Company believes that it is capable of renewing its current credit facilities, on an annual basis, or obtaining alternative borrowing capacity on competitive terms. Although the terms of the agreements vary, the interest rates applied to borrowings are generally based, at the Company’s option, on either a prime rate, LIBOR rate, or Euro dollar rate, plus or minus a margin. At December 31, 2004 and 2003, the Company had approximately $57,000 and $39,800 outstanding on these credit lines at a weighted average borrowing rate of 2.9% and 1.9%, respectively.

As of December 31, 2004, the Company maintained a $5,135 stand-by letter of credit which guarantees payment of the industrial development authority bonds. This letter of credit is renewed annually.

At December 31, 2004 and 2003, the amounts at which the Company’s short-term debt and its industrial development demand bonds are recorded are not materially different from their fair market value. The estimated fair value of the Company’s senior unsecured notes, based on quoted market prices for similar issues of the same remaining maturities, was approximately $8,972 and $12,355 at December 31, 2004 and 2003, respectively.

Note 10—Shareholders’ Equity

The Company has 30,000,000 shares of common stock authorized, with a par value of $1, and 9,669 shares issued.

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

Under provisions of a stock purchase plan, which permits employees to purchase shares of stock at 85% of the market value, 13,084 shares, 13,358 shares, and 10,224 shares were issued in 2004, 2003, and 2002, respectively. The number of shares that may be purchased by an employee in any year is limited by factors dependent upon the market value of the stock and the employee’s base salary. At December 31, 2004, 449,871 shares are available for purchase.

The Company has a long-term incentive program for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options are exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant for options issued in 1999 or later and ten years for options issued in prior years. The program also provides for cash awards and commencing in 1999, common stock awards, the value of which is determined based on operating results over a three-year period for awards issued starting in 1999, and over a four-year period in prior years. The effect on operations of the change in the estimated value of incentive units during the year was $82, $(45), and $689 in 2004, 2003, and 2002, respectively.

The table below summarizes stock option transactions in the plan during 2004, 2003, and 2002:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1,	1,128,800	$18.42	1,125,247	$17.61	1,053,984	$16.80
Options granted	181,575	25.99	273,800	20.36	245,500	20.21
Options exercised	(46,050)	18.03	(244,697)	16.58	(173,987)	16.38
Options expired	(26,900)	20.96	(25,550)	21.42	(250)	14.44

Options outstanding at December 31,	1,237,425	19.49	1,128,800	18.42	1,125,247	17.61

Options exercisable at December 31,	876,825	18.00	672,625	17.32	735,834	16.82

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	3.3%	3.9%	3.9%
Expected volatility	22.8%	23.9%	23.9%
Risk-free interest rate	3.6%	3.0%	3.0%
Expected life (years)	5	5	5

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$13.30—$15.96	210,225	2	$14.22	210,225	$14.22
15.97— 18.62	283,750	2	17.54	283,750	17.54
18.63— 21.28	471,225	4	20.04	310,350	19.98
21.29— 23.94	95,500	3	22.12	72,500	22.25
23.95— 26.60	176,725	6	25.99	—	—

	1,237,425	4	19.49	876,825	18.00

Options were exercised for cash, resulting in the issuance of 46,050 shares in 2004 and 244,697 shares in 2003. Options to purchase 320,725 shares were available at December 31, 2004 for future grants.

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

Restricted stock bonus:    As part of the Company’s 2001 Global Annual Incentive Plan (“Annual Plan”), approved by shareholders on May 9, 2001, a restricted stock bonus of 100,000 shares of the Company’s stock was granted to an executive of the Company. The shares were issued in April 2001, in accordance with the terms of the Annual Plan, and registered in the executive’s name. The shares will vest over a five-year period, with the first installment vesting at the end of 2001 on achieving certain performance targets and the four remaining installments vesting annually in January thereafter, subject to the executive’s continued employment by the

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Company. In 2004, 2003 and 2002, 15,000, 35,000 and 20,000 shares were earned and $266, $624 and $352 was charged to selling, general, and administrative expenses, respectively. The compensation amount related to the remaining shares has been recorded as unearned compensation and will be charged to SG&A when earned.

Note 11—Earnings Per Share

The following table summarizes earnings per share (“EPS”) calculations for the years ended December 31, 2004, 2003, and 2002:

	December 31,
	2004	2003	2002
Numerator for basic EPS and diluted EPS—net income	$8,974	$14,833	$14,297

Denominator for basic EPS—weighted average shares	9,606	9,381	9,172
Effect of dilutive securities, primarily employee stock options	363	380	302

Denominator for diluted EPS—weighted average shares and assumed conversions.	9,969	9,761	9,474

Basic EPS	$0.93	$1.58	$1.56
Diluted EPS	$0.90	$1.52	$1.51

The following number of stock options are not included in dilutive earnings per share since in each case the exercise price is greater than the market price: 177, 0, and 0, in 2004, 2003, and 2002, respectively.

Note 12—Business Segments

The Company’s reportable segments are as follows:

(1) Metalworking process chemicals—industrial process fluids for various heavy industrial and manufacturing applications.

(2) Coatings—temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3) Other chemical products—other various chemical products.

Segment data includes direct segment costs as well as general operating costs, including depreciation, allocated to each segment based on net sales. Inter-segment transactions are immaterial.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The table below presents information about the reported segments for the years ended December 31:

	Metalworking Process Chemicals	Coatings	Other Chemical Products	Total
2004
Net sales	$370,716	$24,529	$5,450	$400,695
Operating income	55,723	6,633	914	63,270
Depreciation	7,046	466	104	7,616
Segment assets	306,825	16,429	1,639	324,893

2003
Net sales	$313,299	$22,732	$4,161	$340,192
Operating income	53,939	6,019	724	60,682
Depreciation	5,807	421	77	6,305
Segment assets	273,663	14,977	827	289,467

2002
Net sales	$249,469	$20,554	$4,498	$274,521
Operating income	52,446	5,391	1,188	59,025
Depreciation	4,800	395	87	5,282
Segment Assets	197,152	15,443	1,263	213,858

Operating income comprises revenue less related costs and expenses. Nonoperating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from nonconsolidated associates.

A reconciliation of total segment operating income to total consolidated income before taxes for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
Total operating income for reportable segments	$63,270	$60,682	$59,025
Restructuring charges, net	(450)	(57)	—
Non-operating charges	(43,778)	(35,178)	(34,097)
Depreciation of corporate assets and amortization	(2,151)	(1,332)	(955)
Interest expense	(2,363)	(1,576)	(1,774)
Interest income	1,111	815	984
Other income, net	1,818	764	1,135

Consolidated income before taxes	$17,457	$24,118	$24,318

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following sales and long-lived asset information is by geographic area as of and for the years ended December 31:

	2004	2003	2002
Net sales
United States	$189,179	$152,360	$124,831
Europe	132,491	120,180	96,920
Asia/Pacific	39,364	33,711	28,193
South America	34,404	28,105	21,974
South Africa	5,257	5,836	2,603

Consolidated	$400,695	$340,192	$274,521

	2004	2003	2002
Long-lived assets
United States	$69,753	$71,358	$57,732
Europe	50,009	44,309	29,479
Asia/Pacific	5,119	6,332	5,051
South America	9,950	8,959	7,300
South Africa	50	19	14

Consolidated	$134,881	$130,977	$99,576

Note 13—Business Acquisitions and Divestitures

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

In July 2003, the Company acquired all the outstanding stock of Eural S.r.l., a privately held company located in Tradate, Italy for $5,951 cash. Additional consideration of up to $2,000 may become payable pursuant to an earn-out agreement. Eural manufactures a variety of specialty metalworking fluids primarily for the Italian market. In connection with the acquisition, the Company allocated $1,831 to intangible assets comprising customer lists, formulations, trademarks and non-compete agreements to be amortized over a range of three to ten years. The Company also recorded $3,892 of goodwill, which was assigned to the metalworking process chemicals segment. The pro forma results of operations have not been provided because the effects were not material.

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

The following table shows the allocation of purchase price of assets and liabilities recorded for these acquisitions:

December 31, 2003
Receivables	$4,114
Inventories	1,130
Other current assets	194
Property, plant, and equipment	3,078
Goodwill	9,162
Intangible assets	4,494

22,172

Current portion of long-term debt	143
Accounts payable	3,084
Accrued expenses and other current liabilities	1,210
Other non-current liabilities	1,752

6,189

Cash paid	$15,983

Note 14—Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new guidelines for accounting for goodwill and other intangible assets. Upon adoption, goodwill is no longer amortized, but instead assessed for impairment at least on an annual basis. Accordingly, on January 1, 2002, the Company ceased amortizing its goodwill. The Company completed the impairment assessment of its goodwill and did not incur an impairment charge related to the adoption of SFAS No. 142. Further, the Company completed its annual impairment assessment as of the end of the third quarter of 2004 and no impairment charge was warranted.

The changes in carrying amount of goodwill for the twelve months ended December 31, 2004 and 2003 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2002	$14,658	$7,269	$21,927

Goodwill additions	9,135	—	9,135
Currency translation adjustments	2,239	—	2,239

Balance as of December 31, 2003	$26,032	$7,269	$33,301

Goodwill additions	331	—	331
Currency translation adjustments	1,221	—	1,221

Balance as of December 31, 2004	$27,584	$7,269	$34,853

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of December 31 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2004	2003	2004	2003
Amortized intangible assets
Customer lists and rights to sell	$6,292	$6,181	$1,481	$865
Trademarks and patents	1,788	1,786	1,655	1,584
Formulations and product technology	3,278	3,276	838	435
Other	1,962	1,959	1,372	1,302

Total	$13,320	$13,202	$5,346	$4,186

The Company recorded $1,157, $960 and $805 of amortization expense in 2004, 2003 and 2002 respectively. Estimated annual aggregate amortization expense for the subsequent five years is as follows:

For the year ended December 31, 2005	$1,158
For the year ended December 31, 2006	$1,146
For the year ended December 31, 2007	$728
For the year ended December 31, 2008	$644
For the year ended December 31, 2009	$626

The Company has one indefinite-lived intangible asset of $600 for trademarks.

Note 15—Commitments and Contingencies

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

On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Orange County Superior Court, California against ACP and other parties potentially responsible for groundwater contamination containing tetrachloroethylene and other compounds, including perchloroethylene. OCWD is seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. ACP believes it has significant, meritorious defenses to the claims asserted by OCWD, including, without limitation, that it has no or de minimis liability to OCWD for this contamination as a consequence of having undertaken remediation of the groundwater in the vicinity of its facility over the last several years. Notwithstanding the foregoing, it is not possible at this time to estimate the amount, if any, that ACP ultimately may be required to pay in settlement or to satisfy any adverse judgement as a result of the filing of this action or to assess whether the payment of such amount would be material to the Company.

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

which it is aware. Approximately $168 and $188 was accrued at December 31, 2004 and December 31, 2003, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than its existing insurance policies. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgements against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $13,600 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases have been handled to date by the subsidiary’s primary and excess insurers who agreed to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary is challenging the applicability of these limits to the claims being brought against the subsidiary. The subsidiary has additional coverage under its excess policies. The Company believes, however, that if the coverage issues under the primary policies are resolved adversely to the subsidiary, the subsidiary’s insurance coverage will likely be exhausted within the next two to three years. As a result, liabilities in respect of claims may exceed coverage available to the subsidiary.

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

The Company leases certain manufacturing and office facilities and equipment under non-cancelable operating leases with various terms from one to 25 years expiring in 2020. Rent expense for 2004, 2003, and 2002 was $5,037, $4,771, and $4,415, respectively. The Company’s minimum rental commitments under non-cancelable operating leases at December 31, 2004, were approximately $4,721 in 2005, $3,694 in 2006, $3,324 in 2007, $2,685 in 2008, $1,298 in 2009, and $8,685 thereafter.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 16—Quarterly Results (unaudited)

	First	Second	Third	Fourth
2004
Net sales	$98,131	$98,683	$99,667	$104,214
Gross profit	32,455	32,544	31,691	34,187
Operating income	5,857	5,335	2,442	3,257
Net income	3,309	2,847	1,154	1,664
Net income per share—basic	$0.35	$0.30	$0.12	$0.17
Net income per share—diluted	$0.33	$0.29	$0.12	$0.17
2003
Net sales	$73,337	$83,453	$89,713	$93,689
Gross profit	28,366	28,947	30,785	33,276
Operating income	5,681	5,724	6,326	6,384
Net income	3,107	3,475	4,136	4,115
Net income per share—basic	$0.34	$0.37	$0.44	$0.43
Net income per share—diluted	$0.33	$0.36	$0.42	$0.41

Note 17—Subsequent Events

In February 2005, the Company announced that its real estate joint venture had sold its real estate assets, which resulted in $4,187 of proceeds to the Company after payment of the partnership obligations.

In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for approximately $6,700. In addition, annual $1,000 payments for four years will be paid subject to compliance with the terms of the purchase agreement.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

Conclusion regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The management of Quaker is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) promulgated under the 1934 Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, Quaker’s management has concluded that as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Report.

Changes in Internal Controls Over Financial Reporting

The Company is in the process of implementing a global ERP system. The Company completed its initial implementation of this system in The Netherlands during 2002. During 2003, the Company implemented this system in additional European subsidiaries, its primary U.S. operations and several CMS sites. At the end of 2003, subsidiaries representing more than 50% of consolidated revenue were operational on the global ERP system. The Company continued to implement this system at other CMS sites during 2004. Additional subsidiaries and CMS sites are planned to be implemented during 2005. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

Item 9B.    Controls and Procedures

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Incorporated by reference is (i) the information beginning immediately following the caption “Item 1—Election of Directors and Nominee Biographies” in the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 11, 2005 to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2004 (the “2005 Proxy Statement”) to, but not including, the caption “Compensation of Directors,” (ii) the information in the 2005 Proxy Statement beginning immediately following the caption “Board Committees and Meeting Attendance” to, but not including, the caption “Item 2—Ratification of Selection of Independent Auditors” and (iii) the information appearing in Item 4(a) of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely on the Company’s review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”), as amended, and written representations of the Company’s officers and directors, the Company believes that all reports required to be filed pursuant to Section 16(a) of the 1934 Act with respect to transactions in the Company’s Common Stock through December 31, 2004 were filed on a timely basis.

The Company has a compliance program, the governing documents of which include a Code of Conduct (which is applicable to all of the Company’s directors, executive officers and employees) and a Financial Code of Ethics for Senior Financial Officers (which is applicable to the Chief Executive Officer, Chief Financial Officer, Global Controller, Controllers of each of the Company’s majority owned affiliates, Assistant Global Controller, and other individuals performing similar functions designated by the Company’s Board of Directors). The Audit Committee oversees the administration of the program and is directly responsible for the disposition of all reported violations of the Financial Code of Ethics and complaints received regarding accounting, internal accounting controls, or audit matters. In addition, the Audit Committee approves any waivers to the Code of Conduct for directors and executive officers. The Code of Conduct, Financial Code of Ethics, Corporate Governance Guidelines and Audit, Compensation/Management Development and Governance Committee Charters have been posted on and are available free of charge by accessing the Investors—Corporate Governance section of our Web site at http://www.quakerchem.com or by written request addressed to Quaker Chemical Corporation, One Quaker Park, 901 Hector Street, Conshohocken, PA 19428 to the attention of Irene Kisleiko, Assistant Secretary of the Company.

The Board has affirmatively determined that all four members of the Audit Committee, including its current Chairman, Robert P. Hauptfuhrer meet the criteria for an “audit committee financial expert” as defined in Item 4.01 SEC Regulation S-K. Each member of the Audit Committee, including Mr. Hauptfuhrer, is “independent” as defined in the listing standards of the New York Stock Exchange.

Item 11.    Executive Compensation.

Incorporated by reference is the information in the 2005 Proxy Statement (i) beginning immediately following the caption “Compensation of Directors” to, but not including, the caption “Board Committees and Meeting Attendance,” (ii) beginning immediately following the caption “Executive Compensation” to, but not including, the caption “Report of the Compensation/Management Development Committee on Executive Compensation” and (iii) immediately following the caption “Compensation Committee Interlocks and Insider Participation” to, but not including, the caption “Report of the Audit Committee.”

Item 12.    Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

Incorporated by reference is the information in the 2005 Proxy Statement beginning immediately following the caption “Stock Ownership of Certain Beneficial Owners and Management” to, but not including, the subcaption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2004. Each number of securities reflected in the table is a reference to shares of Quaker common stock.

Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,237,425	$19.49	786,001	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	1,237,425	$19.49	786,001

(1)	As of December 31, 2004, 400,000 of these shares were available for issuance as restricted stock awards under the Company’s 2001 Global Annual Incentive Plan, 320,725 shares were available for issuance upon the exercise of stock options and/or as restricted stock awards under the Company’s 2001 Long-Term Performance Incentive Plan, and the other 65,276 shares were available for issuance under the 2003 Director Stock Ownership Plan.

Item 13.    Certain Relationships and Related Transactions.

No information is required to be provided in response to this Item 13.

Item 14.    Principal Accountant Fees and Services.

Incorporated by reference is the information in the 2005 Proxy Statement beginning with the subcaption “Audit Fees” to, but not including the statement recommending a vote for ratification of the Company’s independent auditors.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) Exhibits and Financial Statement Schedules

1.    Financial Statements and Supplementary Data.

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

10(ss) —	Employment Agreement by and between Registrant and Mark A. Harris, effective January 1, 2001. Incorporated by reference to Exhibit 10(ss) as filed by the Registrant with Form 10-K for the year 2003.*

10(tt) —

Change in Control Agreement by and between Registrant and Mark A. Harris, effective January 1, 2001. Incorporated by reference to Exhibit 10(tt) as filed by the Registrant with Form 10-K for the year 2003.*

10(uu) —

Employment Agreement by and between Registrant and L. Wilbert Platzer, effective January 1, 2001. Incorporated by reference to Exhibit 10(uu) as filed by the Registrant with Form 10-K for the year 2003.*

10(vv) —

Change in Control Agreement by and between Registrant and L. Wilbert Platzer, effective January 1, 2001. Incorporated by reference to Exhibit 10(vv) as filed by the Registrant with Form 10-K for the year 2003.*

10(ww) —	2003 Director Stock Ownership Plan as approved May 14, 2003. Incorporated by reference to Exhibit 10(ww) as filed by the Registrant with Form 10-K for the year 2003.*

10(yy) —

Change in Control Agreement by and between Registrant and D. Jeffry Benoliel dated June 10, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(yy) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(zz) —

Change in Control Agreement by and between Registrant and Mark Featherstone dated June 10, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(zz) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(aaa) —

Change in Control Agreement by and between Registrant and Jose Luiz Bregolato, dated June 23, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(aaa) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(bbb) —

Change in Control Agreement by and between Registrant and Rex Curtis dated June 18, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(bbb) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(ccc) —

Amendment No. 1 to Employment Agreement dated March 11, 1999 between Registrant and Ronald J. Naples, effective July 21, 2004. Incorporated by reference to Exhibit 10(ccc) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(ddd) —

Employment Agreement by and between Registrant and Neal E. Murphy, effective July 22, 2004. Incorporated by reference to Exhibit 10(ddd) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(eee) —

Change in Control Agreement by and between Registrant and Neal E. Murphy, effective July 22, 2004. Incorporated by reference to Exhibit 10(eee) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(fff) —

1995 Naples Supplemental Retirement Income Program and Agreement (as amended and restated effective May 14, 2004) between Registrant and Ronald J. Naples dated August 4, 2004. Incorporated by reference to Exhibit 10(fff) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(ggg) —

Change in Control Agreement by and between Registrant and Joseph W. Bauer, effective May 14, 2004. Incorporated by reference to Exhibit 10(ggg) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(hhh) —

Change in Control Agreement by and between Registrant and Michael F. Barry, effective May 14, 2004. Incorporated by reference to Exhibit 10(hhh) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(iii) —	Letter Agreement by and between Registrant and Joseph W. Bauer dated March 8, 2005. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K dated March 10, 2004.*

21 —	Subsidiaries and Affiliates of the Registrant

23 —	Consent of Independent Registered Public Accounting Firm

31.1 —	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 —	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 —	Certification of Ronald J. Naples pursuant to 18 U.S.C. Section 1350.

32.2 —	Certification of Neal E. Murphy pursuant to 18 U.S.C. Section 1350.

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.

(b) Exhibits required by Regulation 601 S-K

See (a) 3 of this Item 15

(c) Financial Statement Schedules

See (a) 2 of this Item 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAKER CHEMICAL CORPORATION Registrant

By:	/s/ RONALD J. NAPLES
Ronald J. Naples Chairman of the Board and Chief Executive Officer

Date: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ RONALD J. NAPLES Ronald J. Naples Chairman of the Board and Chief Executive Officer	Principal Executive Officer and Director	March 9, 2005

/s/ NEAL E. MURPHY Neal E. Murphy Vice President, Chief Financial Officer and Treasurer	Principal Financial Officer	March 9, 2005

/s/ MARK A. FEATHERSTONE Mark A. Featherstone Global Controller	Principal Accounting Officer	March 9, 2005

/S/ JOSEPH B. ANDERSON, JR. Joseph B. Anderson, Jr.	Director	March 9, 2005

/s/ PATRICIA C. BARRON Patricia C. Barron	Director	March 9, 2005

/S/ PETER A. BENOLIEL Peter A. Benoliel	Director	March 9, 2005

/S/ DONALD R. CALDWELL Donald R. Caldwell	Director	March 9, 2005

/s/ ROBERT E. CHAPPELL Robert E. Chappell	Director	March 9, 2005

/s/ WILLIAM R. COOK William R. Cook	Director	March 9, 2005

/s/ EDWIN J. DELATTRE Edwin J. Delattre	Director	March 9, 2005

Signatures	Capacity	Date

/S/ ROBERT P. HAUPTFUHRER Robert P. Hauptfuhrer	Director	March 10, 2005

/s/ ROBERT H. ROCK Robert H. Rock	Director	March 9, 2005