Form 10-Q
period 2005-03-31
QUAKER CHEMICAL CORP
filed 2005-05-05
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on April 30, 2005	9,696,444

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

Item 1.	Financial Statements

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	March 31, 2005	December 31, 2004*
ASSETS
Current assets
Cash and cash equivalents	$18,098	$29,078
Accounts receivable, net	89,728	87,527
Inventories
Raw materials and supplies	17,380	18,989
Work-in-process and finished goods	21,654	22,309
Prepaid expenses and other current assets	12,608	13,284

Total current assets	159,468	171,187

Property, plant and equipment, at cost	145,116	146,900
Less accumulated depreciation	83,872	84,012

Net property, plant and equipment	61,244	62,888
Goodwill	35,086	34,853
Other intangible assets, net	9,667	8,574
Investments in associated companies	6,597	6,718
Deferred income taxes	18,852	18,825
Other assets	21,489	21,848

Total assets	$312,403	$324,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$62,634	$60,695
Accounts and other payables	37,733	42,262
Accrued compensation	6,198	8,692
Other current liabilities	15,340	13,969

Total current liabilities	121,905	125,618
Long-term debt	14,483	14,848
Deferred income taxes	5,592	5,588
Other non-current liabilities	43,802	43,828

Total liabilities	185,782	189,882

Minority interest in equity of subsidiaries	6,943	12,424

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued 9,668,617 shares	9,669	9,669
Capital in excess of par value	2,623	2,632
Retained earnings	119,029	117,981
Unearned compensation	(266)	(355)
Accumulated other comprehensive (loss)	(11,377)	(7,340)

Total shareholders’ equity	119,678	122,587

Total liabilities and shareholders’ equity	$312,403	$324,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	Condensed from audited financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (Dollars in thousands, except per share and share amounts) Three Months Ended March 31,
	2005	2004
Net sales	$104,161	$98,131
Cost of goods sold	73,234	65,676

Gross margin	30,927	32,455
Selling, general and administrative expenses	28,217	26,598
Restructuring and related activities, net	1,232	—

Operating income	1,478	5,857
Other income, net	4,868	559
Interest expense	(758)	(470)
Interest income	324	155

Income before taxes	5,912	6,101
Taxes on income	1,921	1,922

	3,991	4,179
Equity in net income of associated companies	53	149
Minority interest in net income of subsidiaries	(918)	(1,019)

Net income	$3,126	$3,309

Per share data:
Net income – basic	$0.32	$0.35
Net income – diluted	$0.32	$0.33
Dividends declared	$0.215	$0.215
Based on weighted average number of shares outstanding:
Basic	9,643,681	9,570,664
Diluted	9,883,727	9,977,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands) For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$3,126	$3,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,268	1,981
Amortization	306	284
Equity in net income of associated companies	(53)	(149)
Minority interest in earnings of subsidiaries	918	1,019
Deferred compensation and other, net	388	208
Restructuring and related activities, net	1,232	—
Gain on sale of partnership assets	(2,989)	—
Pension and other postretirement benefits	(207)	313
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(3,751)	(4,316)
Inventories	1,599	(1,867)
Prepaid expenses and other current assets	391	(2,768)
Accounts payable and accrued liabilities	(5,395)	329
Change in restructuring liabilities	(640)	(290)

Net cash (used in) operating activities	(2,807)	(1,947)

Cash flows from investing activities
Investments in property, plant and equipment	(1,628)	(2,347)
Dividends and distributions from associated companies	—	233
Payments related to acquisitions	(6,700)	—
Proceeds from partnership disposition of assets	2,989	—
Proceeds from disposition of assets	647	—
Other, net	—	(57)

Net cash (used in) investing activities	(4,692)	(2,171)

Cash flows from financing activities
Net increase in short-term borrowings	2,064	7,617
Repayment of long-term debt	(282)	(160)
Dividends paid	(2,079)	(2,020)
Stock options exercised, other	—	232
Distributions to minority shareholders	(2,204)	(245)
Other, net	(9)	—

Net cash (used in) provided by financing activities	(2,510)	5,424

Effect of exchange rate changes on cash	(971)	(327)

Net (decrease) increase in cash and cash equivalents	(10,980)	979
Cash and cash equivalents at beginning of period	29,078	21,915

Cash and cash equivalents at end of period	$18,098	$22,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial reporting and the United States Securities and Exchange Commission’s regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 2004.

In February 2005, the Company announced that its real estate joint venture had sold its real estate assets, which resulted in $4,187 of proceeds to the Company after payment of the partnership obligations. The proceeds include $2,989 related to the sale by the Venture of its real estate holdings as well as $1,198 million of preferred return distributions. These proceeds are included in other income.

As part of the Company’s chemical management services (CMS), certain third party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third party products transferred under arrangements resulting in net reporting totaled $8,412 and $8,797 for the three months ended March 31, 2005 and 2004, respectively.

Note 2 – Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS 143”). The interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47.

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards. When measuring the fair value of these awards, companies can choose two different pricing models that appropriately reflect their specific circumstances and the economics of their transactions. In addition, the Company is in the process of selecting one of three transition methods available under SFAS 123R. Accordingly, the Company has not yet determined the impact on our consolidated financial statements of adopting SFAS 123R. In April 2005, the United States Securities and Exchange Commission adopted a new rule which delayed the date for compliance with SFAS 123R. The new effective date for the Company was delayed from the July 1, 2005 until January 1, 2006.

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

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs – an amendment of ARB 43, chapter 4 (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires that such costs be recognized as a current period expense. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. The Company is currently evaluating the impact of this standard.

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

	Three Months Ended March 31,
	2005	2004
Net Income – as reported	$3,126	$3,309
Add: Stock-based employee compensation expense included in net income, net of related tax effects	78	102
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(304)	(176)

Pro forma net income	$2,900	$3,235

Earnings per share:
Basic – as reported	$0.32	$0.35
Basic – pro forma	$0.30	$0.34
Diluted – as reported	$0.32	$0.33
Diluted – pro forma	$0.29	$0.32

Note 4 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended March 31,
	2005	2004
Numerator for basic EPS and diluted EPS– net income	$3,126	$3,309

Denominator for basic EPS–weighted average shares	9,644	9,571
Effect of dilutive securities, primarily employee stock options	240	407

Denominator for diluted EPS–weighted average shares and assumed conversions	$9,884	$9,978

Basic EPS	$0.32	$0.35
Diluted EPS	$0.32	$0.33

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

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments:

	Three Months Ended March 31,
	2005	2004
Metalworking Process Chemicals
Net Sales	$97,218	$91,615
Operating Income	11,403	14,669
Coatings
Net Sales	5,963	5,720
Operating Income	1,408	1,502
Other Chemical Products
Net Sales	980	796
Operating Income	192	118

Total
Net Sales	104,161	98,131
Operating Income	13,003	16,289
Non-operating expenses	(11,219)	(10,148)
Amortization	(306)	(284)
Interest expense	(758)	(470)
Interest income	324	155
Other income, net	4,868	559

Consolidated income before taxes	$5,912	$6,101

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 6 – Comprehensive Income

The following table summarizes comprehensive income:

	Three Months Ended March 31,
	2005	2004
Net income	$3,126	$3,309
Foreign currency translation adjustments	(4,037)	(1,445)

Comprehensive income	$(911)	$1,864

Note 7 – Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization and reduce operating costs (2001 program). Quaker’s restructuring plans included the decision to close and sell manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges were provisions for severance of 53 employees. Restructuring and related charges of $5,854 were recognized in 2001. The charge comprised $2,807 related to employee separations, $2,450 related to facility rationalization charges, and $597 related to abandoned acquisitions. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. In January of 2005 the last severance payment under the 2001 program was made and the Company reversed $117 of unused restructuring accruals related to this program. In February 2005, the Company completed the sale of a portion of its Villeneuve, France site and realized $647 of proceeds. The Company expects to complete the sale of the remaining property in 2005, which will bring the 2001 program to an end.

In 2003, Quaker’s management approved a restructuring plan (2003 program). Included in the 2003 restructuring charge were provisions for severance for 9 employees totaling $273. As of March 31, 2005, all severance payments were completed and the Company reversed $59 of unused restructuring accruals related to this program, which completed all actions contemplated by this program.

In 2004, Quaker’s management approved a restructuring plan by announcing the consolidation of its administrative facilities in Hong Kong with its Shanghai headquarters (2004 program). Included in the 2004 restructuring charge were severance provisions for 5 employees totaling $119 and an asset impairment related to the Company’s previous plans to implement its global ERP system at this location totaling $331. As of March 31, 2005, all severance payments were completed, which completed all actions contemplated by this program.

In 2005, Quaker’s management approved another restructuring plan (2005 program). Included in the 2005 restructuring charge were provisions for severance for 16 employees totaling $1,408. The Company expects to complete the actions under this program in 2005.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking segment, are as follows:

	Employee Separations	Facility Rationalization	Total
2001 Program:
December 31, 2004 ending balance	$217	$386	$603
Payments	(100)	(50)	(150)
Reversals	(117)	—	(117)
Currency translation and other	—	2	2

March 31, 2005 ending balance	—	338	338

2003 Program:
December 31, 2004 ending balance	97	—	97
Payments	(34)	—	(34)
Reversals	(59)	—	(59)
Currency translation and other	(4)	—	(4)

March 31, 2005 ending balance	—	—	—

2004 Program:
December 31, 2004 ending balance	119	—	119
Payments	(119)	—	(119)
Currency translation and other	—	—	—

March 31, 2005 ending balance	—	—	—

2005 Program:
December 31, 2004 ending balance	—	—	—
Expense	1,408	—	1,408
Payments	(337)	—	(337)
Currency translation and other	—	—	—

March 31, 2005 ending balance	1,071	—	1,071

Total restructuring March 31, 2005 ending balance	$1,071	$338	$1,409

Note 8—Business Acquisitions and Divestitures

In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6,700. In addition, annual $1,000 payments for four years will be paid subject to the former minority partners’ compliance with the terms of the purchase agreement. In connection with the acquisition, the Company allocated $1,475 to intangible assets, comprising customer lists of $600 to be amortized over 20 years and non-compete agreements of $875 to be amortized over five years. The company also recorded $675 of goodwill, which was assigned to the metalworking process chemicals segment. The following table shows the allocation of purchase price of assets and liabilities recorded for this acquisition, subject to post-closing adjustments. The pro forma results of operations have not been provided because the effects were not material:

March 31, 2005
Current assets	$4,134
Fixed assets	1,920
Intangibles	1,475
Goodwill	675
Other non-current assets	604

Total Assets	8,808

Liabilities	2,108

Cash paid	$6,700

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 9 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

	Metalworking process chemicals	Coatings	Total
Balance as of December 31, 2004	$27,584	$7,269	$34,853
Goodwill additions	675	—	675
Currency translation adjustments	(442)	—	(442)

Balance as of March 31, 2005	$27,817	$7,269	$35,086

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2005 and December 31, 2004 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2005	2004	2005	2004
Amortized intangible assets
Customer lists and rights to sell	$6,826	$6,292	$1,640	$1,481
Trademarks and patents	1,788	1,788	1,672	1,655
Formulations and product technology	3,278	3,278	938	838
Other	2,831	1,962	1,406	1,372

Total	$14,723	$13,320	$5,656	$5,346

The Company recorded $306 and $284 of amortization expense in the first quarter of 2005 and 2004, respectively. Estimated annual aggregate amortization expense for the current year and the subsequent five years is as follows:

For the year ended December 31, 2005	$1,329
For the year ended December 31, 2006	$1,351
For the year ended December 31, 2007	$933
For the year ended December 31, 2008	$849
For the year ended December 31, 2009	$831
For the year ended December 31, 2010	$685

The Company has one indefinite-lived intangible asset of $600 for trademarks.

Note 10 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three months ended March 31, are as follows:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Service Cost	$1,340	$876	$4	$11
Interest cost and other	1,326	1,276	151	171
Expected return on plan assets	(1,273)	(1,120)	—	—
Other amortization, net	276	263	—	—

Net periodic benefit cost	$1,669	$1,295	$155	$182

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to make minimum cash contributions of $10,899 to its pension plans and $1,056 to its other postretirement benefit plan in 2005. As of March 31, 2005 $3,615 and $312 of contributions have been made, respectively.

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

On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination containing tetrachloroethylene and other compounds, including perchloroethylene. OCWD is seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. ACP believes it has significant, meritorious defenses to the claims asserted by OCWD, including, without limitation, that it has no or de minimis liability to OCWD for this contamination as a consequence of having undertaken remediation of the groundwater in the vicinity of its facility over the last several years. Notwithstanding the foregoing, it is not possible at this time to estimate the amount, if any, that ACP ultimately may be required to pay in settlement or to satisfy any adverse judgement as a result of the filing of this action, or to assess whether the payment of such amount would be material to the Company.

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $168 was accrued at March 31, 2005 and December 31, 2004, respectively, to provide for such anticipated future environmental assessments and remediation costs.

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

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services for various heavy industrial and manufacturing applications around the globe, with significant sales to the steel and automotive industries. The business environment in which the Company operates remains extremely challenging. Customer production within the steel and automotive industries has been recently slowing, while at the same time the Company continues to experience significantly higher raw material and third party finished product costs, all of which is negatively impacting the Company’s margins. Notwithstanding this difficult operating environment, the Company remains committed to its strategies and initiatives which flow from three business imperatives: (1) sell customer solutions—value—not just fluids, (2) operate as a globally integrated whole, and (3) harness the power of our global knowledge and learning. Success factors critical to the Company’s business include successfully differentiating the Company’s offering from its competition, operating efficiently and profitably as a globally integrated whole, and increasing market share and customer penetration through internally developed business programs and strategic acquisitions.

Although the earnings per diluted share of $0.32 for the first quarter of 2005 is the highest reported quarterly earnings since the first quarter of 2004, the Company’s operating results were below expectations. The shortfall in operating results was attributable to lower sales to our steel and automotive customers in Europe, higher raw material and third-party finished product costs, as well as higher selling, general and administrative costs. This shortfall in operating results was further negatively impacted by a restructuring charge of $1.4 million offset by $4.2 million of proceeds received from the Company’s real estate joint venture.

Much of the net sales growth in the first quarter was attributable to the pricing actions taken by the Company, which mitigated higher raw material costs incurred throughout 2004, but were not sufficient to cover additional increases experienced in the first quarter of 2005 as crude oil escalated above $55 per barrel. In addition, shortages in key raw materials resulted in further upward price pressure. Also contributing to the gross margin decline were significantly higher third-party product purchase costs with respect to the Company’s CMS contracts and unfavorable product and regional sales mix. Selling, general and administrative costs continued to increase, primarily due to unfavorable foreign exchange rates and inflationary increases.

During the first quarter, the Company furthered its restructuring efforts with reductions in its workforce, which is expected to generate between $1.4 and $1.6 million in annual savings. These savings will be reinvested in higher growth areas such as Asia/Pacific and in the continuing development of new, complementary businesses. The proceeds received in the first quarter from the Company’s real estate joint venture include a $3.0 million gain relating to the sale by the venture of its real estate holdings as well as $1.2 million of preferred return distributions. The Company also completed the acquisition of the remaining 40% interest in its Brazilian affiliate and this acquisition is expected to contribute more significantly to earnings as the year progresses.

In summary, the results for the first quarter of 2005 reflect the challenging business environment in which the Company operates, softening in key markets especially in steel, continued high raw material costs, as well as competitive and contractual constraints limiting pricing actions. The contractual limitations include certain of the Company’s CMS contracts for which there are fixed fees that do not allow for adjustments notwithstanding the increases in third party product purchase costs. Nevertheless, the Company will stay focused on aggressively pursuing revenue opportunities through increased market share and penetration, managing its raw material and other costs and aggressively pursuing price and cost savings initiatives.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $18.1 million at March 31, 2005 from $29.1 million at December 31, 2004. The decrease resulted primarily from $2.8 million cash used in operating activities, $4.7 million cash used in investing activities and $2.5 million cash used in financing activities.

Net cash flows used in operating activities were $2.8 million in the first quarter of 2005 compared to $2.0 million in the same period of 2004. The difference is primarily caused by a gain on the sale of partnership assets, the Company’s first quarter 2005 net restructuring charge, and lower cash usage from the Company’s working capital accounts. In February 2005, the Company announced that its real estate joint venture had sold its real estate assets. The Company realized a gain of $3.0 million related to the sale of the venture’s holdings. In the first quarter of 2005, Quaker’s management approved a restructuring plan, which included severance for 16 employees totaling $1.4 million. This charge was offset in part by a $0.2 million reversal of unused restructuring accruals relating to the Company’s previous restructuring plans. The lower cash usage from the Company’s working capital accounts was primarily caused by a reduction in inventory, decreases in other current assets offset by reductions in accounts payable and accrued liabilities. The reduction in inventory levels is reflective of a concerted effort by management to reduce working capital, particularly in Europe. The decrease in other current assets was caused by a refund of $2.0 million in

January 2005, relating to an overpaid tax position in the Company’s European operations at the end of 2004. The change in accounts payable and other accrued liabilities is caused by the payment of higher incentive compensation in the first quarter of 2005 versus the prior year as well as the timing of the payment of accounts payable at year end.

Net cash flows used in investing activities were $4.7 million in the first quarter of 2005 compared to $2.2 million in the same period of 2004. The increased use of cash was primarily due to payments related to acquisitions, offset in part by proceeds on the disposition of partnership assets and lower capital expenditures. In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6.7 million. The Company received $3.0 million of proceeds in connection with the sale of real estate assets by the Company’s real estate joint venture. The decrease in capital expenditures was due to lower spending on both the Company’s U.S. lab renovation and Global ERP implementation as compared to the prior year. The Company also received $0.7 million of cash proceeds on the sale of a portion of its Villeneuve, France site.

Net cash flows used in financing activities were $2.5 million for the first quarter of 2005 compared to $5.4 million of cash provided by financing activities in the first quarter of 2004. This decrease was caused primarily by a lower amount of short-term borrowings used to fund the Company’s working capital needs and higher dividends paid to minority shareholders. The increase in dividends was driven by the Company’s acquisition of the remaining 40% in its Brazilian affiliate, described above.

The Company believes that its balance sheet remains strong with a net debt-to-total capital ratio of 33% compared to 28% at the end of 2004. The Company’s credit lines total $95.0 million, $40 million committed and $55.0 million uncommitted. At March 31, 2005 the Company had approximately $59.0 million outstanding on its credit lines. The Company further believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisition and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of First Three Months 2005 with First Three Months 2004

Net sales for the first quarter of 2005 were $104.2 million, up 6% from $98.1 million for the first quarter of 2004. Foreign exchange rate translation favorably impacted net sales by approximately $2.8 million, with the remaining net sales increase of approximately 3% primarily attributable to higher sales prices. The higher sales prices are a reflection of the Company’s actions throughout 2004 and in the first quarter of 2005 to aid in offsetting higher raw material costs. Volume growth in the North American and Asia/Pacific regions were offset by lower net sales in Europe.

Gross margin as a percentage of net sales declined from 33.1% for the first quarter of 2004 to 29.7% for the first quarter of 2005. Higher prices for the Company’s raw materials, particularly crude-oil derivatives, outpaced the Company’s price increases. The Company has also experienced significantly higher third party product purchase costs with respect to our CMS contracts. Unfavorable product and regional sales mix contributed to the decline in the gross margin percentage. Gross margin as a percentage of net sales declined in all of the Company’s regions as compared to the first quarter of 2004, with the North American region suffering the greatest decline.

Selling, general and administrative expenses for the quarter increased $1.6 million compared to the first quarter of 2004. Unfavorable foreign exchange translation accounted for approximately $0.7 million of the increase. The remaining increase of $0.9 million is attributable to inflationary increases, higher professional fees, and depreciation expense associated with the Company’s global ERP system implementation, offset by lower incentive compensation costs. During the first quarter of 2005, the Company furthered its restructuring efforts that began in the fourth quarter of 2004 resulting in a pretax charge of $1.4 million in the first quarter of 2005 related to a reduction in its workforce. This charge was partially offset by the reversal of unused restructuring accruals of $0.2 million related to the Company’s 2001 and 2003 programs. The Company expects to realize $1.4 to $1.6 million in annual savings as a result of the 2005 program. These savings will be reinvested in higher growth areas such as Asia/Pacific and the continuing development of new complementary businesses.

The increase in other income is reflective of the $4.2 million of proceeds received from the Company’s real estate joint venture, previously announced on February 17, 2005. The proceeds include a $3.0 million gain relating to the sale by the venture of its real estate holdings as well as $1.2 million of preferred return distributions. Preferred distributions in 2004 totaled $0.9 million, including $0.2 million in the first quarter of 2004.

The increase in interest expense over the first quarter of 2004 is reflective of higher average debt balances outstanding during the first quarter of 2005 and higher short-term interest rates on the Company’s credit facilities. The increase in interest income is primarily due to larger cash balances outstanding during the quarter in the Company’s Brazilian affiliate, prior to the acquisition by the Company of the remaining 40% interest in March 2005.

The year-to-date effective tax rate is 32.5% versus 31.5% during the first quarter of 2004. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. At the end of

2004, the Company was in a net operating loss carry-forward position in the U.S. and had net deferred tax assets totaling $14.2 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. While the Company had U.S. taxable income in the first quarter of 2005, the continued rise and volatility in the Company’s crude-oil based raw materials have outpaced selling price increases, reducing U.S. profitability. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances.

The decrease in equity income from the first quarter of 2004 was primarily due to a weaker performance from the Company’s Mexican and Japanese joint ventures. The decrease in minority interest expense from the first quarter of 2004 is reflective of the Company’s acquisition of the remaining 40% interest in its Brazilian affiliate in March of 2005, as previously announced on March 7, 2005.

Net income for the first quarter of 2005 decreased to $3.1 million versus $3.3 million for the first quarter of 2004. Significantly higher raw material, selling general and administrative and restructuring costs were offset by the $4.2 million of proceeds received from the Company’s real estate joint venture as well as higher selling prices.

Segment Reviews - Comparison of the First Three Months of 2005 with the First Three Months of 2004

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales for the first three months of 2005. Net sales were up 6% compared with the first three months of 2004. Favorable currency translation increased net sales by approximately 3 percentage points of the growth in this segment, as the average Euro to U.S. dollar rate was 1.31 in the first quarter of 2005, compared to 1.25 in the first quarter of 2004. The remaining net sales increase of 3% was primarily due to 12% growth in South America, 9% growth in the North America, 6% growth in Asia/Pacific, partially offset by decreases in our European net sales, which were down 6%, all on a constant currency basis. The growth in net sales is primarily attributable to the pricing actions taken by the Company throughout 2004 to help in offsetting the continued escalation in raw material costs. The decrease in operating income compared to the first three months of 2004 of $3.3 million is largely reflective of the pace at which raw material costs have escalated beyond the Company’s pricing actions. This segment’s operating income was also impacted by higher selling costs.

Coatings:

The Company’s Coatings segment, which represented approximately 6% of the Company’s net sales for the first three months of 2005, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up approximately $0.2 million or 4% for the first three months of 2005 compared with the prior year primarily due to higher chemical milling maskant sales to the aerospace industry. Operating income decreased by $0.1 million compared to the first three months of 2004 due to higher raw material and selling costs.

Other Chemical Products:

Other Chemical Products, which represented approximately 1% of total net sales in the first quarter of 2005, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales for the first three months of 2005 increased by $0.2 million due to increased sales to the hydrocarbon market as a result of the timing of a large international shipment. Operating income increased by $0.1 million for the first three months of the year versus the prior year, consistent with the noted volume increases.

CMS Discussion:

During 2003, the Company began a new approach to its chemical management services (CMS) business in order to further the Company’s strategic imperative to sell customer solutions—value—not just fluids. Under the Company’s traditional CMS approach, the Company effectively acts as an agent whereby it purchases chemicals from other companies and resells the product to the customer at little or no margin and earns a set management fee for providing this service. Therefore, the profit earned on the management fee is relatively secure as the entire cost of the products is passed on to the customer. The new approach to CMS is dramatically different. The Company receives a set management fee and the costs that relate to those management fees are largely dependent on how well the Company controls product costs and achieves product conversions from other third party suppliers to its own products. With this new approach come new risks and opportunities, as the profit earned from the management fee is subject to movements in product costs as well as the Company’s own performance. The Company believes this new approach is a way for Quaker to become an integral part of our customers’ operational efforts to improve manufacturing costs and to demonstrate value that the Company would not be able to demonstrate as purely a product provider.

With this new approach, the Company was awarded a series of multi-year CMS contracts at General Motors Powertrain and DaimlerChrysler manufacturing sites in 2003 and 2004. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and should position the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This new approach has also had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, the revenue and costs from these sales are reported on a net sales or “pass-through” basis. As discussed above, the structure of the new CMS approach is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, the Company recognizes in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold, the third party product purchases, which substantially offset each other until the Company achieves significant product conversions. There are two critical success factors for this new approach. First, is to create savings for a customer based on our ability to help apply the product better and improve the customer’s own processes. Second, is to convert more of the product being used to Quaker product rather than a competitor’s product. While the Company’s U.S. CMS program continued to contribute to profitability in the first three months of 2005 overall performance was tempered by higher third party product costs and higher consumption levels.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s short-term borrowings. As of March 31, 2005, Quaker had $59.0 million in short-term borrowings compared to $57.0 million at December 31, 2004.

Foreign Exchange Risk. A significant portion of Quaker’s net sales and earnings is generated by its foreign operations. These foreign operations also hold a significant portion of Quaker’s assets and liabilities. All such operations use the local currency as their functional currency. Accordingly, Quaker’s financial results are affected by risks typical of global business such as currency fluctuations, particularly between the U.S. dollar, the Brazilian real, and the E.U. euro. As exchange rates vary, Quaker’s results can be materially affected.

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

Changes in internal controls. As previously disclosed, the Company is in the process of implementing a global ERP system. The Company completed its initial implementation of this system in The Netherlands during 2002. During 2003, the Company implemented this system in additional European subsidiaries, its primary U.S. Operations and several CMS sites. At the end of 2004, subsidiaries representing more than 50% of consolidated revenue were operational on the global ERP system. Additional subsidiaries and CMS sites are planned to be implemented during 2005. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

PART II. OTHER INFORMATION

Items 1, 2 ,3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 6:	Exhibits

(a)	Exhibits.

31.1 –	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 –	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 –	Certification of Ronald J. Naples Pursuant to 18 U.S. C. Section 1350

32.2 –	Certification of Neal E. Murphy Pursuant to 18 U.S. C. Section 1350

* * * * * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Neal E. Murphy
Neal E. Murphy, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: May 5, 2005