Form 10-Q
period 2005-06-30
QUAKER CHEMICAL CORP
filed 2005-08-04
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on July 31, 2005	9,713,926

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

Item 1. Financial Statements

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	June 30, 2005	December 31, 2004*
ASSETS
Current assets
Cash and cash equivalents	$17,107	$29,078
Accounts receivable, net	86,738	87,527
Inventories
Raw materials and supplies	18,083	18,989
Work-in-process and finished goods	22,975	22,309
Prepaid expenses and other current assets	12,955	13,284

Total current assets	157,858	171,187

Property, plant and equipment, at cost	142,426	146,900
Less accumulated depreciation	83,172	84,012

Net property, plant and equipment	59,254	62,888
Goodwill	35,308	34,853
Other intangible assets, net	9,264	8,574
Investments in associated companies	6,407	6,718
Deferred income taxes	18,842	18,825
Other assets	20,876	21,848

Total assets	$307,809	$324,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$54,904	$60,695
Accounts and other payables	43,510	42,262
Accrued compensation	6,150	8,692
Other current liabilities	15,302	13,969

Total current liabilities	119,866	125,618
Long-term debt	14,133	14,848
Deferred income taxes	5,660	5,588
Other non-current liabilities	42,894	43,828

Total liabilities	182,553	189,882

Minority interest in equity of subsidiaries	7,695	12,424

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued 9,711,550 shares	9,712	9,669
Capital in excess of par value	2,979	2,632
Retained earnings	118,736	117,981
Unearned compensation	(177)	(355)
Accumulated other comprehensive (loss)	(13,689)	(7,340)

Total shareholders’ equity	117,561	122,587

Total Liabilities and Shareholders’ Equity	$307,809	$324,893

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (dollars in thousands, except per share and share amounts)
	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net sales	$107,042	$98,683	$211,203	$196,814

Cost of goods sold	74,333	66,139	147,567	131,815

Gross margin	32,709	32,544	63,636	64,999

Selling, general and administrative expenses	29,120	27,209	57,337	53,807

Restructuring and related activities, net	—	—	1,232	—

Operating income	3,589	5,335	5,067	11,192

Other income, net	648	208	5,516	767

Interest expense	(928)	(547)	(1,686)	(1,017)
Interest income	188	198	512	353

Income before taxes	3,497	5,194	9,409	11,295
Taxes on income	1,136	1,636	3,057	3,558

	2,361	3,558	6,352	7,737

Equity in net income of associated companies	153	186	206	335
Minority interest in net income of subsidiaries	(719)	(897)	(1,637)	(1,916)

Net income	$1,795	$2,847	$4,921	$6,156

Per share data:

Net income – basic	$0.19	$0.30	$0.51	$0.64

Net income – diluted	$0.18	$0.29	$0.50	$0.62

Dividends declared	$0.215	$0.215	$0.43	$0.43

Based on weighted average number of shares outstanding:

Basic	9,676,463	9,604,142	9,660,163	9,587,393

Diluted	9,795,798	9,983,809	9,826,166	9,981,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands) For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$4,921	$6,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,548	4,098
Amortization	646	575
Equity in net income of associated companies	(206)	(335)
Minority interest in earnings of subsidiaries	1,637	1,916
Deferred compensation and other, net	298	245
Restructuring and related activities, net	1,232	—
Gain on sale of partnership assets	(2,989)	—
Pension and other postretirement benefits	(368)	411
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(2,481)	(4,824)
Inventories	(721)	(6,110)
Prepaid expenses and other current assets	(171)	(3,318)
Accounts payable and accrued liabilities	2,718	(213)
Change in restructuring liabilities	(1,382)	(327)

Net cash provided by (used in) operating activities	7,682	(1,726)

Cash flows from investing activities
Investments in property, plant and equipment	(3,196)	(4,915)
Dividends and distributions from associated companies	234	233
Payments related to acquisitions	(6,700)	—
Proceeds from partnership disposition of assets	2,989	—
Proceeds from disposition of assets	670	—
Other, net	—	28

Net cash (used in) investing activities	(6,003)	(4,654)

Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(5,217)	11,165
Proceeds from long-term debt	—	2,463
Repayment of long-term debt	(518)	(255)
Dividends paid	(4,163)	(4,091)
Stock options exercised, other	181	716
Distributions to minority shareholders	(2,205)	(245)

Net cash (used in) provided by financing activities	(11,922)	9,753

Effect of exchange rate changes on cash	(1,728)	(818)

Net (decrease) increase in cash and cash equivalents	(11,971)	2,555
Cash and cash equivalents at beginning of period	29,078	21,915

Cash and cash equivalents at end of period	$17,107	$24,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2004.

In February 2005, the Company announced that its real estate joint venture had sold its real estate assets, which resulted in $4,187 of proceeds to the Company after payment of the partnership obligations. The proceeds include $2,989 related to the sale by the Venture of its real estate holdings as well as $1,198 of preferred return distributions. These proceeds are included in other income.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $17,335 and $17,518 for the six months ended June 30, 2005 and 2004, respectively.

Note 2 – Recently Issued Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections: (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless, it is impracticable to determine either period-specific effects or the cumulative effect of the change, or in the unusual instance that a newly issued accounting pronouncement does not include explicit transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the requirements of the standard as needed.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS 143”). The interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of FIN 47.

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards. When measuring the fair value of these awards, companies can choose between two different pricing models that appropriately reflect their specific circumstances and the economics of their transactions. In addition, the Company is in the process of selecting one of three transition methods available under SFAS 123R. Accordingly, the Company has not yet determined the impact on our consolidated financial statements of adopting SFAS 123R. In April 2005, the United States Securities and Exchange Commission adopted a new rule which delayed the date for compliance with SFAS 123R. The new effective date for the Company was delayed from July 1, 2005 until January 1, 2006.

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

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net income – as reported	$1,795	$2,847	$4,921	$6,156
Add: Stock-based employee compensation expense included in net income, net of related tax effects	40	—	118	102
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(404)	(156)	(708)	(332)

Pro forma net income	$1,431	$2,691	$4,331	$5,926

Earnings per share:
Basic – as reported	$0.19	$0.30	$0.51	$0.64

Basic – pro forma	$0.15	$0.28	$0.45	$0.62

Diluted – as reported	$0.18	$0.29	$0.50	$0.62

Diluted – pro forma	$0.15	$0.27	$0.44	$0.59

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 4 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator for basic EPS and diluted EPS– net income	$1,795	$2,847	$4,921	$6,156

Denominator for basic EPS–weighted average shares	9,676	9,604	9,660	9,587

Effect of dilutive securities, primarily employee stock options	120	380	166	395

Denominator for diluted EPS–weighted average shares and assumed conversions	9,796	9,984	9,826	9,982

Basic EPS	$0.19	$0.30	$0.51	$0.64

Diluted EPS	$0.18	$0.29	$0.50	$0.62

The following number of stock options are not included in the earnings per share since in each case the exercise price is greater than the market price: 844 and 163 for the three months ended June 30, 2005 and 2004, and 431 and 163 for the six months ended June 30, 2005 and 2004, respectively.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

The table below presents information about the reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Metalworking Process Chemicals
Net sales	$98,426	$91,016	$195,644	$182,631
Operating income	12,439	13,741	23,842	28,410

Coatings
Net sales	6,880	6,187	12,843	11,907
Operating income	1,759	1,761	3,167	3,263

Other Chemical Products
Net sales	1,736	1,480	2,716	2,276
Operating income	316	287	508	405

Total
Net sales	107,042	98,683	211,203	196,814
Operating income	14,514	15,789	27,517	32,078

Non-operating expenses	(10,585)	(10,163)	(21,804)	(20,311)

Amortization	(340)	(291)	(646)	(575)

Interest expense	(928)	(547)	(1,686)	(1,017)

Interest income	188	198	512	353

Other income, net	648	208	5,516	767

Consolidated income before taxes	$3,497	$5,194	$9,409	$11,295

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

Note 6 – Comprehensive Income

The following table summarizes comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$1,795	$2,847	$4,921	$6,156

Foreign currency translation adjustments	(2,312)	(1,939)	(6,349)	(3,384)

Comprehensive income	$(517)	$908	$(1,428)	$2,772

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 7 – Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization and reduce operating costs (2001 program). Quaker’s restructuring plans included the decision to close and sell manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges were provisions for severance of 53 employees. Restructuring and related charges of $5,854 were recognized in 2001. The charge comprised $2,807 related to employee separations, $2,450 related to facility rationalization charges, and $597 related to abandoned acquisitions. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. In January of 2005, the last severance payment under the 2001 program was made and the Company reversed $117 of unused restructuring accruals related to this program. In February 2005, the Company completed the sale of a portion of its Villeneuve, France site and realized $647 of proceeds. In July 2005, the Company completed the sale of the remaining portion of its Villeneuve, France site for $1,260, which constituted the end of the 2001 program.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking segment, are as follows:

	Employee Separations	Facility Rationalization	Total
2001 Program:
December 31, 2004 ending balance	$217	$386	$603
Payments	(100)	(58)	(158)
Reversals	(117)	—	(117)

June 30, 2005 ending balance	—	328	328

2003 Program:
December 31, 2004 ending balance	97	—	97
Payments	(34)	—	(34)
Reversals	(59)	—	(59)
Currency translation and other	(4)	—	(4)

June 30, 2005 ending balance	—	—	—

2004 Program:
December 31, 2004 ending balance	119	—	119
Payments	(119)	—	(119)

June 30, 2005 ending balance	—	—	—

2005 Program:
December 31, 2004 ending balance	—	—	—
Expense	1,408	—	1,408
Payments	(1,071)	—	(1,071)

June 30, 2005 ending balance	337	—	337

Total restructuring June 30, 2005 ending balance	$337	$328	$665

Note 8—Business Acquisitions and Divestitures

In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6,700. In addition, annual $1,000 payments for four years will be paid subject to the former minority partners’ compliance with the terms of the purchase agreement. In connection with the acquisition, the Company allocated $1,475 to intangible assets, comprising customer lists of $600 to be amortized over 20 years and non-compete agreements of $875 to be amortized over five years. The company also recorded $610 of goodwill, which was assigned to the metalworking process chemicals segment. The following table shows the allocation of purchase price of assets and liabilities recorded for this acquisition, subject to post-closing adjustments. The pro forma results of operations have not been provided because the effects were not material:

June 30, 2005
Current assets	$4,199
Fixed assets	1,920
Intangibles	1,475
Goodwill	610
Other non-current assets	604

Total Assets	8,808

Liabilities	2,108

Cash paid	$6,700

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 9 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

	Metalworking Process chemicals	Coatings	Total
Balance as of December 31, 2004	$27,584	$7,269	$34,853
Goodwill additions	610	—	610
Currency translation adjustments	(155)	—	(155)

Balance as of June 30, 2005	$28,039	$7,269	$35,308

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2005 and December 31, 2004 are as follows:

	Gross Carrying Amount		Accumulated Amortization
Amortized intangible assets	2005	2004	2005	2004
Customer lists and rights to sell	$6,731	$6,292	$1,783	$1,481
Trademarks and patents	1,788	1,788	1,689	1,655
Formulations and product technology	3,278	3,278	1,039	838
Other	2,827	1,962	1,449	1,372

Total	$14,624	$13,320	$5,960	$5,346

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

The Company recorded $646 and $575 of amortization expense in the first six months of 2005 and 2004, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2005	$1,328
For the year ended December 31, 2006	$1,348
For the year ended December 31, 2007	$931
For the year ended December 31, 2008	$848
For the year ended December 31, 2009	$830
For the year ended December 31, 2010	$685

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Note 10 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three and six months ended June 30, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$1,369	$862	$6	$8	$2,709	$1,738	$10	$19
Interest cost and other	1,355	1,265	189	138	2,681	2,541	340	309
Expected return on plan assets	(1,301)	(1,107)	—	—	(2,574)	(2,227)	—	—
Other amortization, net	282	261	—	—	558	524	—	—

Net periodic benefit cost	$1,705	$1,281	$195	$146	$3,374	$2,576	$350	$328

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to make minimum cash contributions of $10,899 to its pension plans and $1,056 to its other postretirement benefit plan in 2005. As of June 30, 2005, $4,902 and $572 of contributions have been made, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 11 – Commitments and Contingencies

The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites operated by unaffiliated third parties. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. Voluntarily in coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. The Company believes that the remaining potential-known liabilities associated with these matters ranges from approximately $1,200 to $1,500, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses and damages will not be incurred in excess of the amount reserved.

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

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $168 was accrued at June 30, 2005 and December 31, 2004, respectively, to provide for such anticipated future environmental assessments and remediation costs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services for various heavy industrial and manufacturing applications around the globe, with significant sales to the steel and automotive industries. The business environment in which the Company operates remains extremely challenging with customer demand weakening especially in our U.S. and European markets. The Company continues to experience significantly higher raw material and third-party finished product costs, all of which is negatively impacting the Company’s margins.

Second quarter and year-to-date earnings per diluted share were below the prior year and was primarily attributable to lower volume demands, higher raw material and third-party finished product costs, as well as higher selling, general and administrative costs. The year-to-date earnings include a restructuring charge of $1.4 million offset by $4.2 million of proceeds received from the Company’s real estate joint venture.

Much of the growth in net sales for the second quarter and year-to-date results was a reflection of the pricing actions taken by the Company, which partially mitigated higher raw material costs incurred throughout 2004 and 2005. However these actions were not sufficient to cover additional increases experienced for the Company’s raw materials, particularly crude-oil derivatives, with crude oil prices above $55 per barrel. In addition, shortages in key raw materials resulted in further upward price pressure. Contributing to the gross margin declines were significantly higher third-party product purchase costs with respect to the Company’s CMS contracts. Despite these negative trends, the Company was able to achieve gross margin improvement in the second quarter compared to the first quarter of 2005 due to a better selling mix and more stable, albeit high, raw material costs. Selling, general and administrative costs continued to increase, primarily due to unfavorable foreign exchange rates and inflationary increases.

During the first quarter, the Company furthered its restructuring efforts with reductions in its workforce, which is expected to generate between $1.4 and $1.6 million in annual savings. These savings will be reinvested in higher growth areas such as Asia/Pacific and in the continuing development of new, complementary businesses. The Company will continue to challenge its cost structure throughout the remainder of 2005. The proceeds of $4.2 million received from the Company’s real estate joint venture include a $3.0 million gain relating to the sale by the venture of its real estate holdings as well as $1.2 million of preferred return distributions. The Company also completed the acquisition of the remaining 40% interest in its Brazilian affiliate and this acquisition is expected to contribute more significantly to earnings as the year progresses.

In summary, the second quarter and year-to-date results reflect the challenging business environment in which the Company operates, softening in key markets especially in steel, continued high raw material costs, as well as competitive and contractual constraints limiting pricing actions. Certain of the Company’s CMS contracts have fixed fee pricing and therefore no adjustments can be made notwithstanding the increases in third party product purchase costs. Nevertheless, the Company will stay focused on aggressively pursuing revenue opportunities through increased market share and penetration, managing its raw material and other costs and aggressively pursuing price and cost savings initiatives.

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

With this new approach, the Company was awarded a series of multi-year CMS contracts at General Motors Powertrain and DaimlerChrysler manufacturing sites in 2003 and 2004. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and should position the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This new approach has also had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, the revenue and costs from these sales are reported on a net sales or “pass-through” basis. As discussed above, the structure of the new CMS approach is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, the Company recognizes in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold, the third party product purchases, which substantially offset each other until the Company achieves significant product conversions. There are two critical success factors for this new approach. First, is to create savings for a customer based on our ability to help apply the product better and improve the customer’s own processes. Second, is to convert more of the product being used to Quaker product rather than a competitor’s product. While the Company’s U.S. CMS program continued to contribute to profitability in the first six months of 2005, overall performance was tempered by higher third party product costs and higher consumption levels.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $17.1 million at June 30, 2005 from $29.1 million at December 31, 2004. The decrease resulted primarily from $7.7 million of cash provided by operating activities offset by $6.0 million of cash used in investing activities and $11.9 million of cash used in financing activities.

Net cash flows provided by operating activities were $7.7 million for the first six months of 2005 compared to $1.7 million of cash used in operating activities for the first six months of 2004. The Company’s lower net income and the impact of the sale of partnership assets were more than offset by significant improvements in the Company’s working capital accounts as compared to the first six months of 2004. In February 2005, the Company announced that its real estate joint venture had sold its real estate assets. The Company realized a gain of $3.0 million related to the sale of the venture’s holdings. Management’s concerted effort to reduce the Company’s investment in working capital resulted in a significantly lower cash usage from these accounts as compared to the prior year. The larger increase in accounts receivable and inventory in 2004 was primarily due to the start-up of new CMS sites. A tax refund of $2.0 million received in January 2005 primarily caused the decrease in other current assets, relating to an overpaid tax position in the Company’s European operations at the end of 2004. The largest gains in accounts payable occurred due to the timing of payments in Europe.

Net cash flows used in investing activities were $6.0 million in the first six months of 2005 compared to $4.7 million in the same period of 2004. The increased use of cash was primarily due to payments related to an acquisition, offset in part by proceeds from the disposition of partnership assets and lower capital expenditures. In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6.7 million. The Company received $3.0 million of proceeds in connection with the sale of real estate assets by the Company’s real estate joint venture. The decrease in capital expenditures was due to lower spending on the Company’s U.S. lab renovation, Global ERP implementation, as well as general replacement and expansion additions. The Company also received $0.7 million of cash proceeds from the sale of a portion of its Villeneuve, France site.

Net cash flows used in financing activities were $11.9 million for the first six months of 2005 compared to $9.8 million of cash provided by financing activities in the first six months of 2004. The decrease was caused primarily by repayments of short-term debt in 2005 versus borrowings in 2004 used to fund the Company’s working capital needs in the prior year and higher distributions paid to the minority shareholders of certain of the Company’s affiliates in the current year. As a result of the cash flows provided by operating activities the Company was able to reduce its short-term borrowings by $5.2 million. The increase in distributions to minority shareholders was driven by the Company’s acquisition of the remaining 40% interest in its Brazilian joint venture described above.

The Company believes that its balance sheet remains strong with a net debt-to-total capital ratio of 31% at June 30, 2005 compared to 33% at March 31, 2005 and 28% at December 31, 2004. The Company’s credit lines total $94.0 million, including $40 million committed and $54.0 million uncommitted. At June 30, 2005, the Company had approximately $52.0 million outstanding on its credit lines compared to $57.0 million at December 31, 2004. The Company further believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of Second Quarter 2005 with Second Quarter of 2004

Net sales for the second quarter were $107.0 million, up 8% from $98.7 million for the second quarter of 2004. Foreign exchange rate translation favorably impacted net sales by approximately $3.4 million, with a remaining net sales increase of approximately 5% primarily due to higher selling prices. The higher sales prices were a reflection of the Company’s actions throughout 2004 and 2005 to partially mitigate higher raw material costs. Volume increases in Aisa/Pacific were offset by softer demand in the Company’s other regions.

Gross margin as a percentage of sales was 30.6% for the second quarter of 2005 compared to 33% for the second quarter of 2004, but represented an improvement over the first quarter of 2005 gross margin percentage of 29.7%. Higher prices for the Company’s raw materials, particularly crude oil derivatives, and higher third-party product purchase costs with respect to its CMS contracts outpaced the Company’s price increases, as compared to the prior year.

Selling, general and administrative expenses for the quarter increased $1.9 million compared to the second quarter of 2004. Foreign exchange rate translation accounted for approximately 40% of the increase. The remaining increase was primarily a result of inflationary increases, reduced incentive compensation expense in the prior year, as well as spending on higher growth areas.

The increase in other income compared to the second quarter of 2004 was due to foreign exchange gains associated with the declining relative strength of the Euro. The higher net interest expense compared to the second quarter of 2004 was attributable to higher average borrowings and higher interest rates on the Company’s short-term debt.

The second quarter 2005 effective tax rate was 32.5% versus 31.5% during the second quarter of 2004. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. Please refer to the comparison of the First Six Months 2005 with First Six Months of 2004 section below for further disclosure.

The decrease in minority interest in net income of subsidiaries was primarily attributable to the Company’s first quarter 2005 acquisition of the remaining 40% interest in its Brazilian affiliate, as previously announced on March 7, 2005.

Net income for the second quarter was $1.8 million compared to $2.8 million for the second quarter of 2004. Significantly higher product purchase costs and higher selling, general and administrative expenses, were largely responsible for the shortfall in earnings compared to the second quarter of 2004.

Segment Reviews - Comparison of the Second Quarter 2005 with Second Quarter of 2004

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 92% of the Company’s net sales for the second quarter of 2005. Net sales were up $7.4 million or 8% compared with the second quarter of 2004. Favorable currency translation represented approximately 4 percentage points of the growth in this segment, driven by the Euro and Brazilian Real to U.S. dollar exchange rates. The average Euro to U.S. dollar rate was 1.26 in the second quarter of 2005 compared to 1.21 in the second quarter of 2004, and the Brazilian Real to U.S. Dollar rate was 0.40 in the second quarter of 2005 compared to 0.33 in the second quarter of 2004. The remaining net sales increase of 4% was due to 33% growth in Asia/Pacific, 10% growth in South America, 2% growth in Europe, partially offset by decreases in our North American net sales, which were down 2%, all on a constant currency basis. The growth in net sales is primarily attributable to the pricing actions taken by the Company throughout 2004 and 2005 to help in offsetting the continued escalation in raw material costs. Volume increases in Asia/Pacific were offset by volume declines in the Company’s North American and European regions. The $1.3 million decrease in operating income compared to the second quarter of 2004 is largely reflective of the pace at which raw material costs have escalated beyond the Company’s pricing actions. This segment’s operating income was also impacted by higher selling costs compared to the same period in the prior year.

Coatings:

The Company’s Coatings segment, which represented approximately 6% of the Company’s net sales for the second quarter of 2005, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $0.7 million or 11% for the second quarter of 2005 compared with the prior year primarily due to higher chemical milling maskant sales to the aerospace industry. Operating income was flat compared to the second quarter of 2004 due to higher raw material and selling costs.

Other Chemical Products:

Other Chemical Products, which represented approximately 2% of net sales in the second quarter of 2005, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales for the second quarter of 2005 increased $0.3 million or 17% due to increased sales to the hydrocarbon market. Operating income was flat for the second quarter of 2005 versus the prior year, as a result of higher raw material costs.

Comparison of the First Six Months 2005 with First Six Months 2004

Net sales for the first half of the year increased to $211.2 million, up 7% from $196.8 million for the first half of 2004. Foreign exchange rate translation favorably impacted net sales by $6.2 million, or 3%, with the remaining increase of 4% primarily attributable to higher sales prices. Price increases implemented across the Company’s regions more than offset lower volumes and partially offset higher raw material costs. Volume increases in Asia/Pacific were offset by softer demand in the Company’s other regions.

Gross margin as a percentage of sales was 30.1% in the first half of 2005 compared to 33.0% in the first half of 2004, and was attributable to higher prices for the Company’s raw materials and higher third-party product costs with respect to the Company’s CMS contracts, as discussed above.

Selling, general and administrative expenses for the first half of the year increased $3.5 million as compared to the first half of 2004. Foreign exchange rate translation accounted for approximately half of the increase with the remainder of the increase primarily attributable to higher professional fees, pension costs, investments in higher growth areas and other inflationary increases. Such increases were partially offset by reduced incentive compensation expense and reduced spending related to the Company’s global ERP implementation. As previously disclosed, during the first quarter of 2005, the Company furthered its restructuring efforts resulting in a net pretax charge of $1.2 million related to a reduction in its workforce. The Company expects to realize $1.4 to $1.6 million in annual savings as a result of this restructuring effort. These savings will be reinvested in higher growth areas such as Asia/Pacific and in the continuing development of new complementary businesses.

The increase in other income was reflective of the $4.2 million of proceeds received from the Company’s real estate joint venture, previously announced on February 17, 2005, as well as higher foreign exchange gains. The higher net interest expense compared to the first half of 2004 was attributable to higher average borrowings and higher interest rates on the Company’s short-term debt. The increase in interest income was primarily due to larger cash balances outstanding during the first quarter of 2005 in the Company’s Brazilian affiliate, prior to the Company’s acquisition of the remaining 40% interest.

The effective tax rate for the first six months of 2005 was 32.5% versus 31.5% during the first six months of 2004. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. At the end of 2004, the Company was in a net operating loss carry-forward position in the U.S. and had net deferred tax assets totaling $14.2 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The continued upward pressure in the Company’s crude-oil based raw materials has outpaced the Company’s selling price increases, reducing U.S. profitability in the first six months of 2005. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that would positively impact U.S. taxable income.

The decrease in equity income as compared to the first six months of 2004 is primarily due to a weaker performance from the Company’s Mexican joint venture, which has also experienced higher raw material costs. The decrease in minority interest in net income of subsidiaries was the result of the Company’s first quarter 2005 acquisition of the remaining 40% interest in its Brazilian affiliate, as previously announced on March 7, 2005.

Net income for the first half of 2005 was $4.9 million compared to $6.2 million for the first half of 2004. Contributing to these earnings were the $4.2 million of pre-tax proceeds received in the first quarter from the Company’s real estate joint venture and higher selling prices. These positives were partially offset by higher product purchase costs, selling, general and administrative expenses, and a net $1.2 million of pre-tax restructuring costs.

Segment Reviews - Comparison of the First Six Months 2005 with First Six Months 2004

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales for the first six months of 2005. Net sales were up $13.0 million or 7% compared with the first six months of 2004. Favorable currency translation represented approximately 3 percentage points of the growth in this segment, driven by the Euro and Brazilian Real to U.S. dollar exchange rates. The average Euro to U.S. dollar rate was 1.29 in the first six months of 2005 compared to 1.23 in the first six months of 2004, and the Brazilian Real to U.S. Dollar rate was 0.39 in the first six months of 2005 compared to 0.34 in the first six months of 2004. The remaining net sales increase of 4% was due to 19% growth in Asia/Pacific, 11% growth in South America, 3% growth in North America, partially offset by decreases in our European net sales, which were down 2%, all on a constant currency basis. The growth in net sales is primarily attributable to the pricing actions taken by the Company throughout 2004 and 2005 to help in offsetting the continued escalation in raw material costs. Volume increases in Asia/Pacific were more than offset by volume declines in the Company’s North American and European regions. The $4.6 million decrease in operating income compared to the first six months of 2004 is largely reflective of the pace at which raw material costs have escalated beyond the Company’s pricing actions. This segment’s operating income was also impacted by higher selling costs compared to the same period in the prior year.

Coatings:

The Company’s Coatings segment, which represented approximately 6% of the Company’s net sales for the first six months of 2005, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $0.9 million or 8% for the first six months of 2005 compared with the prior year primarily due to higher chemical milling maskant sales to the aerospace industry. Operating income decreased by $0.1 million compared to the first six months of 2004 due to higher raw material and selling costs.

Other Chemical Products:

Other Chemical Products, which represented approximately 1% of net sales in the first six months of 2005, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales for the first six months of 2005 increased $0.4 million or 19% due to increased sales to the hydrocarbon market and the timing of large international shipments. Operating income increased by $0.1 million for the first six months of the year versus the prior year, consistent with the noted volume increases and higher raw material costs.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s short-term borrowings. As of June 30, 2005, Quaker had $52.0 million in short-term borrowings compared to $57.0 million at December 31, 2004.

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

Item 4: Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 11, 2005. At the meeting, management’s nominees, Robert E. Chappell, Ronald J. Naples, and Robert H. Rock were elected Class I Directors. Voting (expressed in number of votes) was as follows: Robert E. Chappell, 19,564,060 votes for, 614,792 votes against or withheld, and no abstentions or broker non-votes; Ronald J. Naples, 20,075,754 votes for, 103,098 votes against or withheld, and no abstentions or broker non-votes; Robert H. Rock, 19,650,930 votes for, 527,922 votes against or withheld, and no abstentions or broker non-votes.

In addition, at the Meeting, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants to examine and report on its financial statements for the year ending December 31, 2005 by a vote of 20,030,276 for, 107,712 against, 40,864 abstentions, and no broker non-votes.

Item 6: Exhibits

(a) Exhibits

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

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Neal E. Murphy
Neal E. Murphy, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: August 4, 2005