Form 10-Q
period 2005-09-30
QUAKER CHEMICAL CORP
filed 2005-11-04
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on October 31, 2005	9,721,623

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

Item 1.	Financial Statements

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	September 30, 2005	December 31, 2004*
ASSETS
Current assets
Cash and cash equivalents	$13,109	$29,078
Accounts receivable, net	93,030	87,527
Inventories
Raw materials and supplies	18,876	18,989
Work-in-process and finished goods	24,530	22,309
Prepaid expenses and other current assets	14,846	13,284

Total current assets	164,391	171,187

Property, plant and equipment, at cost	140,482	146,900
Less accumulated depreciation	82,737	84,012

Net property, plant and equipment	57,745	62,888
Goodwill	35,811	34,853
Other intangible assets, net	9,162	8,574
Investments in associated companies	6,536	6,718
Deferred income taxes	18,701	18,825
Other assets	21,004	21,848

Total assets	$313,350	$324,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$65,163	$60,695
Accounts and other payables	43,730	42,262
Accrued compensation	7,640	8,692
Other current liabilities	16,078	13,969

Total current liabilities	132,611	125,618
Long-term debt	8,173	14,848
Deferred income taxes	5,906	5,588
Other non-current liabilities	39,556	43,828

Total liabilities	186,246	189,882

Minority interest in equity of subsidiaries	7,277	12,424

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued 2005- 9,717,871, 2004 9,668,751 shares	9,718	9,669
Capital in excess of par value	3,165	2,632
Retained earnings	118,858	117,981
Unearned compensation	(89)	(355)
Accumulated other comprehensive (loss)	(11,825)	(7,340)

Total shareholders’ equity	119,827	122,587

Total Liabilities and Shareholders’ Equity	$313,350	$324,893

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited
	(dollars in thousands, except per share and share amounts)
	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Net sales	$105,751	$99,667	$316,954	$296,481
Cost of goods sold	71,874	67,976	219,441	199,791

Gross margin	33,877	31,691	97,513	96,690
Selling, general and administrative expenses	29,937	29,249	87,274	83,056
Restructuring and related activities, net	—	—	1,232	—

Operating income	3,940	2,442	9,007	13,634
Other income, net	353	422	5,869	1,189
Interest expense	(956)	(635)	(2,642)	(1,652)
Interest income	286	333	798	686

Income before taxes	3,623	2,562	13,032	13,857
Taxes on income	1,178	807	4,235	4,365

	2,445	1,755	8,797	9,492
Equity in net income of associated companies	208	264	414	599
Minority interest in net income of subsidiaries	(441)	(865)	(2,078)	(2,781)

Net income	$2,212	$1,154	$7,133	$7,310

Per share data:
Net income – basic	$0.23	$0.12	$0.74	$0.76
Net income – diluted	$0.23	$0.12	$0.73	$0.73
Dividends declared	$0.215	$0.215	$0.645	$0.645
Based on weighted average number of shares outstanding:
Basic	9,693,851	9,621,746	9,671,516	9,598,928
Diluted	9,801,893	9,973,920	9,816,006	9,978,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited
	(Dollars in thousands) For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$7,133	$7,310
Adjustments to reconcile net income to net cash provided by provided by operating activities:
Depreciation	6,731	6,272
Amortization	1,014	863
Equity in net income of associated companies	(414)	(599)
Minority interest in earnings of subsidiaries	2,078	2,781
Deferred compensation and other, net	1,089	1,003
Restructuring and related activities, net	1,232	—
Gain on sale of partnership assets	(2,989)	—
Pension and other postretirement benefits	(3,905)	653
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(8,635)	(7,315)
Inventories	(2,920)	(5,390)
Prepaid expenses and other current assets	(2,063)	(4,059)
Accounts payable and accrued liabilities	5,349	1,796
Change in restructuring liabilities	(1,636)	(480)

Net cash provided by operating activities	2,064	2,835

Cash flows from investing activities
Investments in property, plant and equipment	(5,142)	(6,810)
Dividends and distributions from associated companies	234	288
Payments related to acquisitions	(6,700)	—
Proceeds from partnership disposition of assets	2,989	—
Proceeds from disposition of assets	1,894	—
Other, net	—	38

Net cash (used in) investing activities	(6,725)	(6,484)

Cash flows from financing activities
Net increase in short-term borrowings	7,815	15,616
Proceeds from long-term debt	—	2,463
Repayment of long-term debt	(9,328)	(299)
Dividends paid	(6,251)	(6,170)
Stock options exercised, other	294	818
Distributions to minority shareholders	(3,163)	(245)

Net cash (used in) provided by financing activities	(10,633)	12,183

Effect of exchange rate changes on cash	(675)	(501)
Net (decrease) increase in cash and cash equivalents	(15,969)	8,033
Cash and cash equivalents at beginning of period	29,078	21,915

Cash and cash equivalents at end of period	$13,109	$29,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2004.

In February 2005, the Company announced that its real estate joint venture had sold its real estate assets, which resulted in $4,187 of proceeds to the Company after payment of the partnership obligations. The proceeds include $2,989 related to the sale by the Venture of its real estate holdings as well as $1,198 of preferred return distributions. These proceeds are included in other income.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $27,419 and $26,593 for the nine months ended September 30, 2005 and 2004, respectively.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“SFAS 143”). The interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently performing an inventory of potential conditional asset retirement obligations and evaluating the impact of FIN 47.

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards. The fair value of the awards are to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R eliminates the alternative use of Accounting Principles Board No. 25’s intrinsic value method of accounting for awards, which is the Company’s accounting policy for stock options. See Note 3 for the pro forma impact of compensation expense from stock options on net earnings and earnings per share. SFAS 123R is effective for the Company beginning January 1, 2006. The Company will adopt the provisions of SFAS 123R on a prospective basis. The financial statement impact will be dependent on future stock-based awards and any unvested stock options outstanding. At the time of adoption, the Company will have approximately $90 of pre-tax expense to record related to unvested stock options.

In December 2004, the FASB issued its final standard on accounting for exchanges on non-monetary assets, SFAS 153, “Exchange of Non-monetary Assets an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 requires that exchanges of non-monetary assets be measured based on the fair value of assets exchanged for annual periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on the Company’s financial position, results of operations or cash flows.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs – an amendment of ARB 43, chapter 4 (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires that such costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on the Company’s financial position, results of operations or cash flows.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Net income – as reported	$2,212	$1,154	$7,133	$7,310
Add: Stock-based employee compensation expense included in net income, net of related tax effects	195	164	313	266
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(230)	(341)	(938)	(673)

Pro forma net income	$2,177	$977	$6,508	$6,903

Earnings per share:
Basic – as reported	$0.23	$0.12	$0.74	$0.76
Basic – pro forma	$0.22	$0.10	$0.67	$0.72
Diluted – as reported	$0.23	$0.12	$0.73	$0.73
Diluted – pro forma	$0.22	$0.10	$0.66	$0.69

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 4 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator for basic EPS and diluted EPS– net income	$2,212	$1,154	$7,133	$7,310

Denominator for basic EPS–weighted average shares	9,694	9,622	9,672	9,599
Effect of dilutive securities, primarily employee stock options	108	352	144	380

Denominator for diluted EPS–weighted average shares and assumed conversions	9,802	9,974	9,816	9,979

Basic EPS	$0.23	$0.12	$0.74	$0.76
Diluted EPS	$0.23	$0.12	$0.73	$0.73

The following number of stock options are not included in the earnings per share since in each case the exercise price is greater than the market price: 841 and 182 for the three months ended September 30, 2005 and 2004, and 841 and 163 for the nine months ended September 30, 2005 and 2004, respectively.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

The table below presents information about the reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Metalworking Process Chemicals
Net sales	$98,090	$91,721	$293,734	$274,352
Operating income	14,065	12,914	37,907	41,324
Coatings
Net sales	7,171	6,768	20,014	18,675
Operating income	1,871	1,912	5,038	5,175
Other Chemical Products
Net sales	490	1,178	3,206	3,454
Operating income	(41)	209	467	614

Total
Net sales	105,571	99,667	316,954	296,481
Operating income	15,895	15,035	43,412	47,113
Non-operating expenses	(11,587)	(12,305)	(33,391)	(32,616)
Amortization	(368)	(288)	(1,014)	(863)
Interest expense	(956)	(635)	(2,642)	(1,652)
Interest income	286	333	798	686
Other income, net	353	422	5,869	1,189

Consolidated income before taxes	$3,623	$2,562	$13,032	$13,857

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

Note 6 – Comprehensive Income

The following table summarizes comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,212	$1,154	$7,133	$7,310
Unrealized gain (loss) on available-for-sale securities	10	(28)	10	38
Foreign currency translation adjustments	1,854	2,327	(4,495)	(1,123)

Comprehensive income	$4,076	$3,453	$2,648	$6,225

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 7 – Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization and reduce operating costs (2001 program). Quaker’s restructuring plans included the closing and sale of its manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges were provisions for severance of 53 employees. Restructuring and related charges of $5,854 were recognized in 2001. The charge comprised $2,807 related to employee separations, $2,450 related to facility rationalization charges, and $597 related to abandoned acquisitions. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. In January of 2005, the last severance payment under the 2001 program was made and the Company reversed $117 of unused restructuring accruals related to this program. In February 2005, the Company completed the sale of a portion of its Villeneuve, France site and realized $647 of proceeds. In July 2005, the Company completed the sale of the remaining portion of its Villeneuve, France site for $1,260, which, pending final transaction costs, will constitute the end of the 2001 program.

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

In 2005, Quaker’s management approved a restructuring plan (2005 program). Included in the 2005 restructuring charge were provisions for severance for 16 employees totaling $1,408. The Company expects to complete the actions under this program in 2005.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking segment, are as follows:

	Employee Separations	Facility Rationalization	Total
2001 Program:
December 31, 2004 ending balance	$217	$386	$603
Payments	(100)	(189)	(289)
Reversals	(117)	—	(117)

September 30, 2005 ending balance	—	197	197

2003 Program:
December 31, 2004 ending balance	97	—	97
Payments	(34)	—	(34)
Reversals	(59)	—	(59)
Currency translation and other	(4)	—	(4)

September 30, 2005 ending balance	—	—	—

2004 Program:
December 31, 2004 ending balance	119	—	119
Payments	(119)	—	(119)

September 30, 2005 ending balance	—	—	—

2005 Program:
December 31, 2004 ending balance	—	—	—
Expense	1,408	—	1,408
Payments	(1,195)	—	(1,195)

September 30, 2005 ending balance	213	—	213

Total restructuring September 30, 2005 ending balance	$213	$197	$410

Note 8 – Business Acquisitions and Divestitures

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

September 30, 2005
Current assets	$4,199
Fixed assets	1,920
Intangibles	1,475
Goodwill	610
Other non-current assets	604

Total Assets	8,808

Liabilities	2,108

Cash paid	$6,700

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 9 – Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter 2005 and no impairment charge was warranted. The changes in carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

	Metalworking Process chemicals	Coatings	Total
Balance as of December 31, 2004	$27,584	$7,269	$34,853
Goodwill additions	610	—	610
Currency translation adjustments	348	—	348

Balance as of September 30, 2005	$28,542	$7,269	$35,811

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2005 and December 31, 2004 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2005	2004	2005	2004
Amortized intangible assets
Customer lists and rights to sell	$6,722	$6,292	$1,941	$1,481
Trademarks and patents	1,788	1,788	1,707	1,655
Formulations and product technology	3,278	3,278	1,140	838
Other	3,001	1,962	1,439	1,372

Total	$14,789	$13,320	$6,227	$5,346

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

The Company recorded $1,014 and $863 of amortization expense in the first nine months of 2005 and 2004, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2005	$1,328
For the year ended December 31, 2006	$1,348
For the year ended December 31, 2007	$931
For the year ended December 31, 2008	$848
For the year ended December 31, 2009	$830
For the year ended December 21, 2010	$685

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Note 10 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three and nine months ended September 30, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$1,214	$979	$3	$9	$3,923	$2,717	$13	$28
Interest cost and other	1,201	1,502	130	141	3,882	4,043	470	450
Expected return on plan assets	(1,153)	(1,303)	—	—	(3,727)	(3,530)	—	—
Other amortization, net	250	319	—	—	808	843	—	—

Net periodic benefit cost	$1,512	$1,497	$133	$150	$4,886	$4,073	$483	$478

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to make minimum cash contributions of $10,899 to its pension plans and $1,056 to its other postretirement benefit plan in 2005. As of September 30, 2005, $9,154 and $845 of contributions have been made, respectively.

Note 11 – Debt

In September 2005, the Company repaid its senior unsecured notes due in 2007 ahead of their scheduled maturities. The total amount repaid was $8,572 and resulted in a charge of $236 included in selling, general and administrative expenses related to the make whole provisions of the respective documents.

In October 2005, the Company entered into a new syndicated multi-currency credit agreement that provides for financing in the United States and the Netherlands. This unsecured facility will replace most of the Company’s former bilateral credit facilities in the United States, which are expected to be repaid within 30 days of entering into this new facility. The new facility terminates on September 30, 2010. The new facility allows for revolving credit borrowings in a principal amount of up to $100,000, which can be increased to $125,000 at the Company’s option if lenders agree to increase their commitments and the Company satisfies certain conditions. In general, borrowings under the credit facility bear interest at either a base rate or LIBOR rate plus a margin based on the Company’s consolidated leverage ratio.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 12 – Commitments and Contingencies

The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites operated by unaffiliated third parties. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. Voluntarily in coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. The Company believes that the remaining potential-known liabilities associated with these matters range from approximately $1,200 to $1,500, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses and damages will not be incurred in excess of the amount reserved.

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

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $168 was accrued at September 30, 2005 and December 31, 2004, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than its existing insurance policies. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $13,600 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases have been handled to date by the subsidiary’s primary and excess insurers who agreed to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary is challenging the applicability of these limits to the claims being brought against the subsidiary. One of those insurance companies has agreed in principle, subject to the terms and conditions of a settlement agreement which has not yet been tendered to the subsidiary, to settle these claims for $15,000. It is expected that the aforementioned settlement agreement will be finalized and executed in the fourth quarter of this year with all of the proceeds to be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The subsidiary has additional coverage under its excess policies. The Company believes, however, that if the aforementioned settlement agreement is not executed and the coverage issues under the primary policies are resolved adversely to the subsidiary, the subsidiary’s insurance coverage will likely be exhausted within the next two to three years. As a result, liabilities in respect of claims not yet asserted may exceed coverage available to the subsidiary.

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

Note 13 – Subsequent Event

In November 2005, the Company announced its intention to implement a restructuring program in the fourth quarter of 2005, with the goal of significantly reducing operating costs in the U.S. and Europe. The restructuring plan will include involuntary terminations, primarily in the U.S. and Europe, a voluntary early retirement window to certain U.S. employees, with enhanced pension and other post-retirement benefits and a freeze of its U.S. pension plan. The pension plan freeze and certain elements of the early retirement program are still subject to approval by the Board of Directors. The estimated one time cost of involuntary separations, consisting solely of severance costs, is approximately $5,000, affecting approximately 55 associates. The Company expects $8,000 to $10,000 of annual savings and that the one time cost, including involuntary separations, of this restructuring to be of similar magnitude to the annual savings. The actions of the program are expected to be completed by early 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services for various heavy industrial and manufacturing applications around the globe, with significant sales to the steel and automotive industries. The business environment in which the Company operates remains extremely challenging with weak customer demand in our U.S. and European markets. The Company continues to experience significantly higher raw material and third-party finished product costs, all of which are negatively impacting the Company’s margins.

Higher sales and moderate improvement in gross margins drove the improvement in third quarter earnings per diluted share as compared to the corresponding period in the prior year. The Company’s pricing actions are reflected in the gross margin improvement despite significant upward movement in raw material costs. The year-to-date earnings per diluted share were flat with the prior year. Lower volume demands coupled with higher material and selling, general and administrative costs and a restructuring charge of $1.4 million offset by the proceeds totaling $4.2 million received from the Company’s real estate joint venture were the principal factors impacting year to date earnings. Also contributing to the third quarter and year-to-date results were the benefits of full ownership of the Company’s Brazilian affiliate after its first quarter acquisition of the remaining 40% interest and higher sales in China.

Much of the growth in net sales for the third quarter and year-to-date was a reflection of the pricing actions taken by the Company to mitigate higher raw material costs incurred throughout 2004 and 2005. Although the Company has experienced a slight improvement in the third quarter gross margin percentage as compared to the third quarter of 2004, the pace and size of raw material cost increases continue to outpace the Company’s price increases year-to-date. Limited refining capacity to produce crude oil derivatives and limited supply in key raw materials continue to impact margins. Also contributing to the year over year gross margin decline was significantly higher third-party product purchase costs with respect to the Company’s CMS contracts. Despite these negative trends, the Company was able to achieve sequential quarterly improvements in gross margin as a percentage of sales compared to the first and second quarters of 2005.

Over the past several months, senior management has reviewed a broad spectrum of potential actions to respond to the Company’s challenging business environment. As a part of this review, the Company is concluding a major effort to evaluate all aspects of its cost structure with a view to more effectively aligning resources with our strategic priorities and achieving greater effectiveness through a much reinforced local execution capability. The Company will undertake a restructuring in the fourth quarter, across essentially all functions in the U.S. and Europe, and with an expected $8 to $10 million of annual savings in these regions. The Company expects the one time cost of this restructuring to be of a similar magnitude to the annual savings (See also Note 13 of the Notes to Condensed Consolidated Financial Statements). Through this restructuring the Company’s will maintain its commitment to its global approach and strategic initiatives, such as growth in Asia/Pacific, market penetration and product conversions in chemical management services, and development of complementary businesses.

In summary, the third quarter and year-to-date results reflect the challenging business environment in which the Company operates, continued softness in key markets especially in steel, continued high raw material costs, as well as competitive and contractual constraints limiting pricing actions in certain of the Company’s CMS contracts. Notwithstanding these limitations, the Company was able during the third quarter to renegotiate several of its CMS contracts to improve profitability. In addition, the Company also was awarded several new CMS contracts which provide increased price protection. The Company remains focused on pursing revenue opportunities, managing its raw material and other costs and aggressively pursuing price and cost savings initiatives.

CMS Discussion:

During 2003, the Company began a new approach to its chemical management services (CMS) business in order to further the Company’s strategic imperative to sell customer solutions - value - not just fluids. Under the Company’s traditional CMS approach, the Company effectively acts as an agent whereby it purchases chemicals from other companies and resells the product to the customer at little or no margin and earns a set management fee for providing this service. Therefore, the profit earned on the management fee is relatively secure as the entire cost of the products is passed on to the customer. The new approach to CMS is dramatically different. The Company receives a set management fee and the costs that relate to those management fees are largely dependent on how well the Company controls product costs and achieves product conversions from other third-party suppliers to its own products. With this new approach come new risks and opportunities, as the profit earned from the management fee is subject to movements in product costs as well as the Company’s own performance. The Company believes this new approach is a way for Quaker to become an integral part of our customers’ operational efforts to improve manufacturing costs and to demonstrate value that the Company would not be able to demonstrate as purely a product provider.

With this new approach, the Company was awarded a series of multi-year CMS contracts at General Motors Powertrain and DaimlerChrysler manufacturing sites in 2003 and 2004. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and should position the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This new approach has also had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, the revenue and costs from these sales are reported on a net sales or “pass-through” basis. As discussed above, the structure of the new CMS approach is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, the Company recognizes in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold, the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions. There are two critical success factors for this new approach. First, is to create savings for a customer based on our ability to help apply the product better and improve the customer’s own processes. Second, is to convert more of the product being used to Quaker product rather than a competitor’s product. While the Company’s U.S. CMS program continued to contribute to profitability in the first nine months of 2005, overall performance was tempered by higher third party product costs and higher consumption levels.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $13.1 million at September 30, 2005 from $29.1 million at December 31, 2004. The decrease resulted primarily from $2.1 million of cash provided by operating activities offset by $6.7 million of cash used in investing activities and $10.6 million of cash used in financing activities.

Net cash flows provided by operating activities were $2.1 million for the first nine months of 2005 compared to $2.8 million of cash used in operating activities for the first nine months of 2004. The impact of the sale of partnership assets and significantly higher pension plan contributions were offset in part by significant improvements in the Company’s working capital accounts as compared to the first nine months of 2004. In February 2005, the Company announced that its real estate joint venture had sold its real estate assets. The Company realized a gain of $3.0 million related to the sale of the venture’s holdings. Consistent with increased sales and business activity, particularly in Asia/Pacific, the Company experienced a use of cash for increased working capital; however this increase was significantly less than the prior year use of cash. The larger increase in inventory in 2004 was primarily due to the start-up of new CMS sites. A tax refund of $2.0 million received in January 2005 primarily caused the decrease in other current assets, relating to an overpaid tax position in the Company’s European operations at the end of 2004. The largest gains in accounts payable occurred due to the timing of payments in North America and Europe.

Net cash flows used in investing activities were $6.7 million in the first nine months of 2005 compared to $6.5 million in the same period of 2004. The increased use of cash was primarily due to payments related to an acquisition, offset in part by proceeds from the disposition of partnership assets, proceeds from the disposition of assets and lower capital expenditures. In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6.7 million. The Company received $3.0 million of proceeds in the first quarter of 2005 in connection with the sale of real estate assets by the Company’s real estate joint venture. The decrease in capital expenditures was due to lower spending on the Company’s U.S. lab renovation, global ERP implementation, as well as general replacement and expansion additions. The Company also received $1.9 million of cash proceeds in 2005 from the sale of its Villeneuve, France site.

Net cash flows used in financing activities were $10.6 million for the first nine months of 2005 compared to $12.2 million of cash provided by financing activities in the first nine months of 2004. The decrease was caused primarily by less borrowings of short-term debt and repayments of long-term debt in 2005 versus higher borrowings in 2004 used to fund the Company’s working capital needs. In September 2005, the Company repaid the $8.6 million remaining on its senior unsecured notes due in 2007 ahead of their scheduled maturities. In October 2005, the Company entered into a $100 million, five-year, unsecured syndicated multi-currency revolving credit facility (See also Note 11 of the Notes to Condensed Consolidated Financial Statements). In addition, higher distributions paid to the minority shareholders of certain of the Company’s affiliates in the current year contributed to the current year use of cash. The increase in distributions to minority shareholders was driven in large part by a distribution made prior to the Company’s acquisition of the remaining 40% interest in its Brazilian joint venture described above.

The Company believes that its balance sheet remains strong with a net debt-to-total capital ratio of 33% at September 30, 2005 compared to 28% at December 31, 2004. At September 30, 2005, the Company had approximately $64.7 million outstanding on its credit lines compared to $57.0 million at December 31, 2004. The Company further believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of Third Quarter 2005 with Third Quarter of 2004

Net sales for the third quarter were $105.8 million, up 6% from $99.7 for the third quarter of 2004. Approximately 4% of the sales increase was due to higher selling prices, while foreign exchange rate translation favorably impacted net sales by approximately 2%. Volume increases in Asia/Pacific were offset by softer demand in the Company’s other regions.

Gross margin as a percentage of sales for the third quarter of 2005 was 32.0% compared to 31.8% for the third quarter of 2004. The third quarter 2005 gross margin percentage represents a continuation of margin restoration as the margins in the 2005 first and second quarters were 29.7% and 30.6%, respectively. The Company’s pricing actions are driving this sequential quarterly improvement which has occurred despite significant upward movement in raw material costs. Increased sales combined with margin percentage improvement resulted in $2.2 million higher gross margin than the third quarter of 2004.

Selling, general and administrative expenses for the quarter increased $0.7 million compared to the third quarter of 2004. Foreign exchange rate translation accounted for approximately three-fourths of the increase. The remaining increase was due primarily to a charge of $0.2 million related to the Company’s early repayment of its senior unsecured notes due in 2007, an additional provision for doubtful accounts in connection with a customer bankruptcy, and inflationary increases. These increases were partially mitigated by continued cost reduction efforts.

Net interest expense for the quarter was higher than the third quarter of 2004 due to higher average borrowings and interest rates on the Company’s short-term debt.

The third quarter 2005 effective tax rate was 32.5% versus 31.5% during the third quarter of 2004. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. Please refer to the comparison of the First Nine Months 2005 with First Nine Months of 2004 section below for further disclosure.

The decrease in minority interest is primarily attributable to the Company’s first quarter 2005 acquisition of the remaining 40% interest in its Brazilian affiliate, as previously announced on March 7, 2005.

Net income for the third quarter was $2.2 million as compared to $1.2 million the third quarter of 2004 with the improvement primarily driven by higher sales and moderate improvement in gross margin. The Company’s 2005 acquisition of the remaining 40% interest in its Brazilian affiliate also contributed to the improvement.

Segment Reviews - Comparison of the Third Quarter 2005 with Third Quarter of 2004

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales for the third quarter of 2005. Net sales were up $6.4 million, or 7%, compared with the third quarter of 2004. Favorable currency translation represented approximately 3 percentage points of the growth in this segment, driven by the Brazilian real to U.S. dollar exchange rate. The average Brazilian real to U.S. dollar rate was 0.43 in the third quarter of 2005 compared to 0.34 in the third quarter of 2004. The remaining net sales increase of 4% was due to 54% growth in Asia/Pacific, 11% growth in South America, partially offset by decreases in our North American and European net sales, which were down 3% and 2% respectively, all on a constant currency basis. The growth in net sales is primarily attributable to the pricing actions taken by the Company throughout 2004 and 2005 to help in offsetting the continued escalation in raw material costs. Volume increases in Asia/Pacific were offset by volume declines in the Company’s North American and European regions. The $1.2 million increase in this segment’s operating income compared to the third quarter of 2004 is largely reflective of the Company’s pricing actions. This segment’s operating income was also impacted by higher selling costs compared to the same period in the prior year.

Coatings:

The Company’s Coatings segment, which represented approximately 6% of the Company’s net sales for the third quarter of 2005, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $0.4 million, or 6%, for the third quarter of 2005 compared with the prior year primarily due to higher chemical milling maskant sales to the aerospace industry. This segment’s operating income was essentially flat compared to the third quarter of 2005 due to higher raw material and selling costs.

Other Chemical Products:

Other Chemical Products, which represented approximately 1% of net sales in the third quarter of 2005, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales for this segment for the third quarter of 2005 decreased $0.7 million, or 58%, due a variety of market conditions. This segment’s operating income was a slight loss for the third quarter of 2005 versus a profit of $0.2 million in the prior year period, as a result of the noted volume decreases and higher raw material costs.

Comparison of the First Nine Months 2005 with First Nine Months 2004

Net sales for the first nine months of the year increased 7% to $317.0 million from $296.5 million for the first nine months of 2004. Approximately 4% of the increase was attributable to higher sales prices, while foreign exchange rate translation favorably impacted net sales by approximately 3%. Volume increases in Asia/Pacific were offset by softer demand in the Company’s other regions.

Gross margin as a percentage of sales declined from 32.6% in 2004 to 30.8% in 2005. Higher prices for the Company’s raw materials, particularly crude oil derivatives, and higher third-party product purchase costs with respect to its CMS contracts, outpaced the Company’s price increases.

Selling, general and administrative expenses for the first nine months increased $4.2 million, or 5%, as compared to the first nine months of 2004. Foreign exchange rate translation accounted for approximately half of the increase with the remainder of the increase primarily attributable to higher professional fees, pension costs, investments in higher growth areas, an additional provision for doubtful accounts related to a customer bankruptcy and inflationary increases. These increases were partially offset by reduced incentive compensation expense, reduced spending related to the Company’s global ERP implementation and other cost reduction efforts. During the first quarter of 2005, the Company took a net pre-tax charge of $1.2 million related to a reduction in its workforce.

The increase in other income is reflective of the $4.2 million of proceeds received from the Company’s real estate joint venture, previously announced on February 17, 2005, as well as foreign exchange gains.

Net interest expense was higher than the first nine months of 2004 due to higher average borrowings and interest rates on the Company’s short-term debt.

The effective tax rate for the first nine months of 2005 was 32.5% versus 31.5% during the first nine months of 2004. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. At the end of 2004, the Company was in a net operating loss carry-forward position in the U.S. and had net deferred tax assets totaling $14.2 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The continued upward pressure in the Company’s crude-oil based raw materials has outpaced the Company’s selling price increases, reducing U.S. profitability in the first nine months of 2005. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that would positively impact U.S. taxable income.

The decrease in equity income as compared to the first nine months of 2004 is primarily due to a weaker performance from the Company’s Mexican joint venture, which has also experienced higher raw material costs. The decrease in minority interest was primarily attributable to the Company’s first quarter 2005 acquisition of the remaining 40% interest in its Brazilian affiliate, as previously announced on March 7, 2005.

Net income for the first nine months of 2005 was $7.1 million compared to $7.3 million for the first nine months of 2004. Contributing to these earnings were the $4.2 million of pre-tax proceeds received in the first quarter from the Company’s real estate joint venture, which were partially offset by a net $1.2 million of pre-tax restructuring costs.

Segment Reviews - Comparison of the First Nine Months 2005 with First Nine Months 2004

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales for the first nine months of 2005. Net sales were up $19.4 million, or 7%, compared with the first nine months of 2004. Favorable currency translation represented approximately 3 percentage points of the growth in this segment, driven by the Euro and Brazilian real to U.S. dollar exchange rates. The average Euro to U.S. dollar rate was 1.26 in the first nine months of 2005 compared to 1.23 in the first nine months of 2004, and the Brazilian real to U.S. dollar rate was 0.40 in the first nine months of 2005 compared to 0.34 in the first nine months of 2004. The remaining net sales increase of 4% was due to 30% growth in Asia/Pacific, 11% growth in South America, 2% growth in North America, partially offset by decreases in our European net sales, which were down 2%, all on a constant currency basis. The growth in net sales is primarily attributable to the pricing actions taken by the Company throughout 2004 and 2005 to help in offsetting the continued escalation in raw material costs. Volume increases in Asia/Pacific were more than offset by volume declines in the Company’s North American and European regions. The $3.4 million decrease in this segment’s operating income compared to the first nine months of 2004 is largely reflective of the pace at which raw material costs have escalated beyond the Company’s pricing actions. This segment’s operating income was also impacted by higher selling costs compared to the same period in the prior year.

Coatings:

The Company’s Coatings segment, which represented approximately 6% of the Company’s net sales for the first nine months of 2005, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $1.3 million, or 7%, for the first nine months of 2005 compared with the prior year primarily due to higher chemical milling maskant sales to the aerospace industry. This segment’s operating income decreased by $0.1 million compared to the first nine months of 2004 due to higher raw material and selling costs.

Other Chemical Products:

Other Chemical Products, which represented approximately 1% of net sales in the first nine months of 2005, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales for the first nine months of 2005 decreased $0.2 million, or 7%, due a variety of market conditions. This segment’s operating income decreased by $0.1 million for the first nine months of the year versus the prior year, consistent with the noted volume decreases and higher raw material costs.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s long-term debt has a fixed interest rate, while its short-term debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of short-term debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s short-term borrowings. As of September 30, 2005, Quaker had $64.7 million in short-term borrowings compared to $57.0 million at December 31, 2004.

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

Credit Risk. Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and auto industries, where a number of bankruptcies occurred during recent years. Through 2003, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry. In addition, in the third quarter of 2005 the Company recorded additional provisions for doubtful accounts in connection with the a customer bankruptcy. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer’s management, including its principle financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of such controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), are effective to reasonably assure that information required to be disclosed by the Company in the reports it files under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal controls. As previously disclosed, the Company is in the process of implementing a global ERP system. At the end of 2004, subsidiaries representing more than 50% of consolidated revenue were operational on the global ERP system. Additional subsidiaries and CMS sites have been implemented and are planned to be implemented during 2005. The Company is taking the necessary steps to monitor and maintain its internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during this period of change.

PART II.	OTHER INFORMATION

Items 1, 2 ,3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 6:	Exhibits

(a)	Exhibits

10(jjj)	-	Credit Agreement between Registrant and Bank of America, N.A. and ABN AMRO Bank, N.V. and Banc of America Securities LLC, in the amount of $100,000,000, dated October 14, 2005.

31.1	-	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of Ronald J. Naples Pursuant to 18 U.S. C. Section 1350

32.2	-	Certification of Neal E. Murphy Pursuant to 18 U.S. C. Section 1350

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ NEAL E. MURPHY
Neal E. Murphy, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: November 4, 2005