Form 10-K
period 2005-12-31
QUAKER CHEMICAL CORP
filed 2006-03-13
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-12019

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State aggregate market value of common stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on June 30, 2005): $169,466,548.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: 9,752,466 shares of Common Stock, $1.00 Par Value, as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 10, 2006 are incorporated by reference into Part III.

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

	2005	2004	2003
Rolling lubricants	21.3%	22.3%	23.2%
Machining and grinding compounds	16.4%	15.0%	14.3%
Chemical management services	11.7%	13.6%	10.9%
Hydraulic fluids	10.4%	10.1%	10.7%
Corrosion preventives	9.5%	9.8%	9.1%

A substantial portion of Quaker’s sales worldwide are made directly through its own employees and its CMS programs with the balance being handled through value added resellers and agents. Quaker employees visit the plants of customers regularly and, through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker’s existing products or by applying new formulations developed in Quaker’s laboratories. Quaker makes little use of advertising but relies heavily upon its reputation in the markets which it serves. Generally, separate manufacturing facilities of a single customer are served by different personnel. As part of the Company’s chemical management services, certain third party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with the customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third party products transferred under arrangements resulting in net reporting totaled $38.8 million, $35.2 million, and $26.6 million for 2005, 2004, and 2003, respectively. The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment arrangements upon usage by the customer and when services are performed. License fees and royalties are recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured and are included in other income.

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

Major Customers and Markets

During 2005, Quaker’s five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 25% of its consolidated net sales with the largest customer (General Motors) accounting for approximately 9% of consolidated net sales. A significant portion of Quaker’s revenues are realized from the sale of process fluids and services to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers. Furthermore, steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. Accordingly, the loss or closure of a steel mill of a significant customer can have a material adverse effect on Quaker’s business.

Raw Materials

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2005, only three raw material groups (mineral oil and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil can be affected by the price of crude oil and refining capacity. Accordingly, significant fluctuations in the price of crude oil can have a material effect upon the Company’s business. Many of the raw materials used by Quaker are “commodity” chemicals, and, therefore, Quaker’s earnings can be affected by market changes in raw material prices. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business. Reference is made to the disclosure contained in Item 7A of this Report.

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

Research and Development—Laboratories

Quaker’s research and development laboratories are directed primarily toward applied research and development since the nature of Quaker’s business requires continual modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Research and development costs are expensed as incurred. Research and development expenses during 2005, 2004, and 2003 were $14.2 million, $13.8 million, and $10.1 million, respectively.

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

Regulatory Matters

In order to facilitate compliance with applicable Federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent environmental experts, as well as ongoing inspections and training by on-site personnel. Such inspections are addressed to operational matters, record keeping, reporting requirements, and capital improvements. In 2005, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $0.7 million compared to $1.1 million and $0.5 million in 2004 and 2003, respectively. In 2006, the Company expects to incur approximately $0.8 million for capital expenditures directed primarily to regulatory compliance. Incorporated by reference is the information regarding AC Products, Inc. contained in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Number of Employees

On December 31, 2005, Quaker’s consolidated companies had 1,226 full-time employees of whom 517 were employed by the parent company and its U.S. subsidiaries and 709 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 155 people on December 31, 2005.

Product Classification

The Company’s reportable segments are as follows:

(1) Metalworking process chemicals—industrial process fluids for various heavy industrial and manufacturing applications.

(2) Coatings—temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3) Other chemical products—other various chemical products.

Incorporated by reference is the segment information contained in Note 13 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Non-U.S. Activities

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. dollar, the E.U. euro, and the Brazilian real, and the impact of those currency fluctuations on the underlying economies. Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 13 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Quaker on the Internet

Financial results, news and other information about Quaker can be accessed from the Company’s Web site at http://www.quakerchem.com. This site includes important information on products and services, financial reports, news releases, and career opportunities. The Company’s periodic and current reports, including exhibits and supplemental schedules filed therewith, and amendments to those reports, filed with the Securities and Exchange Commission (“SEC”) are available on the Company’s Web site, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information that can be accessed through the Company’s Web site is not incorporated by reference in this Report and accordingly you should not consider this information part of this Report.

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

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2005, and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in Quaker’s subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. A major risk is that the Company’s demand is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production shutdowns. Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, and terrorist attacks such as those that occurred on September 11, 2001, each of which is discussed in greater detail in Item 1A of this Report. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed in this Report could also adversely affect us. Therefore, we caution you not to place undue reliance on our forward-looking statements. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 1A.	Risk Factors

Changes to the industries and markets that Quaker serves could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

The chemical specialty industry comprises a number of companies of similar size as well as companies larger and smaller than Quaker. It is estimated that Quaker holds a leading global position in the markets for process fluids to produce sheet steel and in portions of the automotive and industrial markets. The industry remains highly competitive, and a number of companies with significant financial resources and/or customer relationships compete with us to provide similar products and services. Our competitors may be positioned to offer more favorable pricing and service terms, resulting in reduced profitability and loss of market share for us. Historically, competition in the industry has been based primarily on the ability to provide products that meet the needs of the customer and render technical services and laboratory assistance to the customer and, to a lesser extent, on price. Success factors critical to the Company’s business include successfully differentiating the Company’s offering from its competition, operating efficiently and profitably as a globally integrated whole, and increasing market share and customer penetration through internally developed business programs and strategic acquisitions.

The business environment in which the Company operates remains challenging. The Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. A major risk is that the Company’s demand is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in our customers’ business and unanticipated customer production shutdowns or curtailments. Customer production within the steel and automotive industries has been recently slowing especially in the U.S. and European markets. The Company has limited ability to adjust its cost level contemporaneously with changes in sales and gross margins. Thus, a significant downturn in sales or gross margins due to weak end-user markets, loss of a significant customer, and/or rising raw material costs could have material adverse effect on the Company’s liquidity, financial position and results of operations.

Our business depends on attracting and retaining qualified management personnel.

The unanticipated departure of any key member of our management team could have an adverse effect on our business. Given the relative size of the Company and the breadth of its global operations, there are a limited number of qualified management personnel to assume the responsibilities of management level employees should there be management turnover. In addition, because of the specialized and technical nature of our business, our future performance is dependent on the continued service of, and our ability to attract and retain qualified management, commercial and technical personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel.

Inability to obtain sufficient price increases or contract concessions to offset increases in the costs of raw material could have a material adverse effect on the Company’s liquidity, financial position and results of operations. Price increases implemented could result in the loss of customers.

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2005, only three raw material groups (mineral oil and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil can be affected by the price of crude oil and refining capacity. In addition, many of the raw materials used by Quaker are “commodity” chemicals. Accordingly, Quaker’s earnings can be affected by market changes in raw material prices.

Over the past three years, Quaker has experienced significant increases in its raw material costs, particularly crude-oil derivatives. For example, the price of crude-oil averaged $57 per barrel in 2005 versus $42 in 2004. In addition, refining capacity has also been constrained by hurricanes and other factors, which separately and further contributed to higher raw material costs and negatively impacted margins. In response, the Company has aggressively pursued price increases to offset the increased raw material costs. Although the Company has been successful in recovering a substantial amount of the raw material cost increases, it has experienced competitive as well as contractual constraints limiting pricing actions. The contractual limitations include certain of the Company’s CMS contracts for which there are fixed fees that do not allow for adjustments, notwithstanding the increases in third party product purchase costs. In addition, as a result of the Company’s pricing actions, customers may become more likely to consider competitor’s products, some of which may be available at a lower cost. Significant loss of customers could result in a material adverse effect on the Company’s results of operations.

Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial position and results of operations.

During 2005, our five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) together accounted for approximately 25% of our consolidated net sales with the largest customer (General Motors) accounting for approximately 9% of consolidated net sales.

A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel industry, where a number of bankruptcies occurred during recent years. In addition, certain large industrial customers have also experienced financial difficulty. As part of the bankruptcy process, the Company’s pre-petition receivables may not be realized, customer manufacturing sites may be closed or contracts voided. The bankruptcy of a major customer could have a material adverse effect on the Company’s liquidity, financial position and results of operations. Steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. The loss or closure of a steel mill or other major customer site of a significant customer could have a material adverse effect on Quaker’s business.

Failure to comply with any material provisions of our credit facility could have a material adverse effect on our liquidity, financial position and results of operations.

The Company maintains a $100.0 million unsecured credit facility (the “Credit Facility”) with a group of lenders, which can be increased to $125.0 million at the Company’s option if lenders agree to increase their commitments and the Company satisfies certain conditions. The Credit Facility, which matures on September 30, 2010, provides the availability of revolving credit borrowings. In general, the borrowings under the Credit Facility bear interest at either a base rate or LIBOR rate plus a margin based on the Company’s consolidated leverage ratio.

The Credit Facility contains limitations on capital expenditures, investments, acquisitions and liens, as well as default provisions customary for facilities of its type. While these covenants and restrictions are not currently considered to be overly restrictive, they could become more difficult to comply with as our business or financial conditions change. In addition, deterioration in the Company’s results of operations or financial position could significantly increase borrowing costs.

Quaker is exposed to market rate risk for changes in interest rates, due to the variable interest rate applied to the Company’s borrowings under its credit facilities. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase, perhaps significantly, depending on the extent of Quaker’s borrowings under the Credit Facility. At December 31, 2005, the Company had $63.8 million outstanding under its credit facilities. In the fourth quarter of 2005, the Company entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $15.0 million at December 31, 2005.

Failure to generate taxable income could have a material adverse effect on our financial position and results of operations.

At the end of 2005, the Company had net U.S. deferred tax assets totaling $15.3 million, excluding deferred tax assets relating to additional minimum pension liabilities. In addition, the Company has $3.5 million in operating loss carryforwards related to certain of its foreign operations. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination was made, which could have a material adverse effect on the Company’s financial statements.

The continued upward pressure in the Company’s crude oil based raw materials has outpaced the Company’s selling price increases, negatively impacting profitability. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is implementing actions that could positively impact taxable income.

Environmental laws and regulations and pending legal proceedings may materially and adversely affect the Company’s liquidity, financial position and results of operations.

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters including environmental matters. Incorporated herein by reference is the information concerning pending asbestos-related litigation against an inactive subsidiary and amounts accrued associated with certain environmental investigatory and non-capital remediation costs in Note 18 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

The scope of our international operations subject the Company to risks, including risks from changes in trade regulations, currency fluctuations, and political and economic instability.

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. dollar, the E.U. euro, and the Brazilian real, and the impact of those currency fluctuations on the underlying economies. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 53% to 55% of the annual consolidated net sales. All these operations use the local currency as their functional currency. The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and attendant net assets. Therefore, as exchange rates vary, Quaker’s results can be materially affected. Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 13 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Additional risks associated with the Company’s international operations include but are not limited to the following:

•	Changes in economic conditions from country to country,

•	Changes in a country’s political condition,

•	Trade protection measures,

•	Licensing and other legal requirements,

•	Local tax issues,

•	Longer payment cycles in certain foreign markets,

•	Restrictions on the repatriation of our assets, including cash,

•	Significant foreign and United States taxes on repatriated cash,

•	The difficulties of staffing and managing dispersed international operations,

•	Less protective foreign intellectual property laws, and

•	Legal systems which may be less developed and predictable than those in the United States.

Terrorist attacks, or other acts of violence or war may affect the markets in which we operate and our profitability.

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, additional attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products. The consequences of terrorist attacks or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Quaker’s corporate headquarters and a laboratory facility are located in Conshohocken, Pennsylvania. Quaker’s other principal facilities are located in Detroit, Michigan; Middletown, Ohio; Placentia, California; Santa Fe Springs, California; Uithoorn, The Netherlands; Santa Perpetua de Mogoda, Spain; Rio de Janeiro, Brazil; Tradate, Italy; and Wuxi, China. All the properties except Placentia, California and Santa Fe Springs, California are used by the metalworking segment. The Placentia, California and Santa Fe Springs, California properties are used by the coatings segment. With the exception of the Conshohocken, Placentia, Santa Fe Springs and Tradate sites, which are leased, all of these principal facilities are owned by Quaker and as of December 31, 2005 were mortgage free. Quaker also leases sales, laboratory, manufacturing, and warehouse facilities in other locations.

In January 2001, the Company contributed its Conshohocken, Pennsylvania property and buildings (the “Site”) into a real estate joint venture (the “Venture”) in exchange for a 50% interest in the Venture. The Venture did not assume any debt or other obligations of the Company and the Company did not guarantee nor was it obligated to pay any principal, interest or penalties on any of the Venture’s indebtedness. The Venture renovated certain of the existing buildings at the Site, as well as built new office space. In December 2000, the Company entered into an agreement with the Venture to lease approximately 38% of the Site’s available office space for a 15-year period commencing February 2002, with multiple renewal options. The Company believes the terms of this lease were no less favorable than the terms it would have obtained from an unaffiliated third party. In February 2005, the Venture sold its real estate assets to an unrelated third party, which resulted in $4.2 million of proceeds to the Company after payment of the Venture’s obligations.

In 2005, the Company completed the sale of its Villeneuve, France site. Quaker had ceased manufacturing operations at this facility in March 2002. Production was consolidated into its facilities in Uithoorn, The Netherlands and Santa Perpetua de Mogoda, Spain.

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

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters including environmental matters. Incorporated herein by reference is the information concerning pending asbestos-related litigation against an inactive subsidiary and amounts accrued associated with certain environmental investigatory and non-capital remediation costs in Note 18 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report. The Company is a party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flow, or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the last quarter of the period covered by this Report.

Item 4(a).	Executive Officers of the Registrant.

Set forth below are the executive officers of the Company. Each of the executive officers is elected annually to a one-year term.

Name, Age, and Present Position with the Company	Business Experience During Past Five Years and Period Served as an Officer
Ronald J. Naples, 60 Chairman of the Board and Chief Executive Officer, and Director	Mr. Naples has served in his current position since 1997.

Michael F. Barry, 47 Senior Vice President and Managing Director—North America	Mr. Barry assumed his current position on January 1, 2006. He was Senior Vice President and Global Industry Leader—Metalworking and Coatings from July 2005 through December 2005. He was Vice President and Global Industry Leader—Industrial Metalworking and Coatings from January 2004 through June 2005 and Vice President and Chief Financial Officer from 1998 to August 2004.

D. Jeffry Benoliel, 47 Vice President, Secretary and General Counsel	Mr. Benoliel has served in his current position since 2001.

José Luiz Bregolato, 60 Vice President and Managing Director—South America	Mr. Bregolato has served in his current position since 1993.

Mark A. Featherstone, 44 Vice President and Global Controller	Mr. Featherstone was elected to his current position on March 16, 2005, after holding the position of Global Controller since May 2001. Prior to joining the Company, he was Senior Vice President-Finance and Controller at Internet Partnership Group from April 2000 to March 2001.

Name, Age, and Present Position with the Company	Business Experience During Past Five Years and Period Served as an Officer
Mark Harris, 51 Senior Vice President—Global Strategy and Marketing	Mr. Harris assumed his current position on January 1, 2006. He was Senior Vice President and Global Industry Leader—Steel from July 2005 through December 2005. He was Vice President and Global Industry Leader—Steel from January 2001 through June 2005.

Neal E. Murphy, 48 Vice President, Chief Financial Officer and Treasurer	Mr. Murphy was elected Vice President in July 2004 and was elected Chief Financial Officer and Treasurer in August 2004. Prior to joining the Company, he was Senior Vice President and Chief Financial Officer of International Specialty Products from February 2002 to July 2004. He was also President of PQ Europe from August 1999 to September 2001.

Jan F. Nieman, 45 Vice President and Managing Director—Asia/Pacific	Mr. Nieman was elected to his current position, effective February 1, 2005, after holding the position of Managing Director, Asia/Pacific since August 2003. He was also Global Business Unit Manager Value Added Resellers—Metalworking, Quaker Chemical B.V., the Company’s Dutch affiliate, from October 2000 to August 2003.

Wilbert Platzer, 44 Vice President and Managing Director—Europe	Mr. Platzer assumed his current position on January 1, 2006. He was Vice President – Global Industrial Metalworking from July 2005 through December 2005. He was Vice President—Worldwide Operations from January 2001 through June 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol KWR. The following table sets forth, for the calendar quarters during the past two years, the range of high and low sales prices for the common stock as reported on the NYSE composite tape (amounts rounded to the nearest penny), and the quarterly dividends declared and paid:

	Price Range				Dividends Declared		Dividends Paid
	2005		2004
	High	Low	High	Low	2005	2004	2005	2004
First quarter	$25.07	$20.03	$30.70	$23.55	$0.215	$0.215	$0.215	$0.210
Second quarter	22.00	17.30	28.60	24.00	0.215	0.215	0.215	0.215
Third quarter	19.11	16.57	27.75	23.74	0.215	0.215	0.215	0.215
Fourth quarter	19.34	15.80	25.00	21.84	0.215	0.215	0.215	0.215

As of January 17, 2006, there were 1,013 shareholders of record of the Company’s common stock, its only outstanding class of equity securities.

Every holder of Quaker common stock is entitled to one vote or ten votes for each share held of record on any record date depending on how long each share has been held. As of January 17, 2006, 9,726,425 shares of Quaker common stock were issued and outstanding. Based on the information available to the Company, on January 17, 2006, the holders of 997,148 shares of Quaker common stock would have been entitled to cast ten votes for each share, or approximately 53% of the total votes that would have been entitled to be cast as of that record date and the holders of 8,729,277 shares of Quaker common stock would have been entitled to cast one vote for each share, or approximately 47% of the total votes that would have been entitled to be cast as of that date. The number of shares that are indicated as entitled to one vote includes those shares presumed to be entitled to only one vote. Because the holders of these shares may rebut this presumption, the total number of votes entitled to be cast as of January 17, 2006 could be more than 18,700,757.

Item 6.	Selected Financial Data.

The following table sets forth selected financial information for the Company and its consolidated subsidiaries:

	2005(1)	2004	2003	2002	2001(2)
	(In thousands, except per share amounts)
Summary of Operations:
Net sales	$424,033	$400,695	$340,192	$274,521	$251,074
Income before taxes, equity income and minority interest	6,615	17,457	24,118	24,318	14,430

Net income	1,688	8,974	14,833	14,297	7,665
Per share:
Net income-basic	$0.17	$0.93	$1.58	$1.56	$0.85
Net income-diluted	$0.17	$0.90	$1.52	$1.51	$0.84
Dividends declared	0.86	0.86	0.84	0.84	0.82
Dividends paid	0.86	0.855	0.84	0.835	0.82
Financial Position:
Working capital	$79,105	$45,569	$37,137	$37,529	$47,424
Total assets	331,995	324,893	289,467	213,858	179,666
Long-term debt	67,410	14,848	15,827	16,590	19,380
Shareholders’ equity	105,907	122,587	112,352	88,055	80,899

Following amounts in thousands

(1)	The results of operation for 2005 include a net pre-tax charge for restructuring and related activities of $10,320, proceeds from the sale of real estate by the Company’s real estate joint venture of $4,187, and a $1,000 tax charge associated with the repatriation of accumulated earnings of its foreign subsidiaries.
(2)	The results of operations for 2001 include restructuring charges of $4,039 after-tax; an additional provision for doubtful accounts related to the poor financial condition of certain customers of $1,380 after-tax; an environmental charge of $345 after-tax; and organizational structure charges of $184 after-tax.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services for various heavy industrial and manufacturing applications around the globe, with significant sales to the steel and automotive industries. The business environment in which the Company operates remains challenging as significantly higher raw material and third-party finished product costs continue to negatively impact the Company’s gross margins and the Company continues to experience sluggish demand in its U.S. and European markets.

The principal factors impacting 2005 earnings included higher raw material costs, a $10.3 million pre-tax charge for restructuring and related activities, and a $1.0 million tax charge attributable to the repatriation of accumulated earnings of its foreign subsidiaries. These costs were offset in part by $4.2 million of pre-tax income from the sale of property by the Company’s real estate joint venture and lower minority interest primarily as a result of the Company’s first quarter 2005 acquisition of the remaining 40% interest in its Brazilian affiliate.

In 2005, Quaker took action to significantly reduce its base operating costs in the U.S. and Europe, which represent more mature markets for the Company. This restructuring included involuntary terminations, a freeze of the Company’s U.S. pension plan, and a voluntary early retirement offering to eligible U.S. employees, resulting in a net $10.3 million pre-tax charge. The Company believes this restructuring program will allow funding for continued operating expense investments and key growth initiatives. In addition, assuming a stable raw material cost situation in 2006, this action should allow gross margin improvement from the Company’s pricing actions to flow to operating income. The Company will maintain its commitment to its globally integrated approach to our business and strategic initiatives.

Much of the revenue growth in 2005 was a reflection of the pricing actions taken by the Company to mitigate higher raw material costs incurred throughout 2004 and 2005. However, the pace and size of raw material cost increases continue to outpace the Company’s selling price increases. Limited refining capacity to produce crude oil derivatives continues to impact margins. Also contributing to the gross margin decline was significantly higher third-party product purchase costs with respect to the Company’s CMS contracts.

In the fourth quarter of 2005, the Company enhanced its capital structure by entering into a $100 million credit facility. This facility enabled the consolidation of short-term debt into a longer-term facility and ensured liquidity to support future growth. Additional capital structure measures were taken in the form of substantial repatriation of accumulated foreign earnings. This action improved the balance between foreign and domestic debt levels, enabled better cash management, improved our global tax position, and lowered our consolidated borrowing costs. These foreign earnings repatriation actions resulted in a $1.0 million largely non-cash tax charge in the fourth quarter.

In summary, the full year results reflect the challenging business environment in which the Company operates and our response to that environment. Continued softness in key markets especially in steel, continued high raw material costs, as well as competitive and contractual constraints limiting pricing actions continue to impact the Company’s margins. Notwithstanding these limitations, the Company was able to recover a substantial portion of the raw material cost increases through selling price increases and renegotiate several of its CMS contracts to improve profitability. In addition, the Company also was awarded several new CMS contracts which provide for increased price protection. The Company remains focused on pursuing revenue opportunities, managing its raw material and other costs and aggressively pursuing price and cost savings initiatives.

Critical Accounting Policies and Estimates

Quaker’s discussion and analysis of its financial condition and results of operations are based upon Quaker’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Quaker to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Quaker evaluates its estimates, including those related to customer sales incentives, product returns, bad debts, inventories, property, plant, and equipment, investments, intangible assets, income taxes, financing operations, restructuring, incentive compensation plans, pensions and other postretirement benefits, and contingencies and litigation. Quaker bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Quaker believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:

1. Accounts receivable and inventory reserves and exposures—Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. Further, a significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel industry, where a number of bankruptcies have occurred during recent years. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. These matters may increase the Company’s exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Reserves for customers filing for bankruptcy protection are generally established at 75-100% of the amount outstanding at the filing date, dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company’s consolidated allowance for doubtful accounts was $4.1 million and $6.8 million at December 31, 2005 and 2004, respectively. Further, the Company recorded provisions for doubtful accounts of $1.2 million, $0.5 million and $1.0 million in 2005, 2004 and 2003 respectively. An increase of 10% to the recorded provisions would have decreased the Company’s pre-tax earnings by $0.12 million, $0.05 million and $0.1 million in 2005, 2004 and 2003, respectively.

2. Environmental and litigation reserves—Accruals for environmental and litigation matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. Environmental costs and remediation costs are capitalized if the costs extend the life, increase the capacity or improve the safety or efficiency of the property from the date acquired or constructed, and/or mitigate or prevent contamination in the future. Estimates for accruals for environmental matters are based on a variety of potential technical solutions, governmental regulations and other factors, and are subject to a large range of potential costs for remediation and other actions. A considerable amount of judgment is required in determining the most likely estimate within the range, and the factors determining this judgment may vary over time. Similarly, reserves for litigation and similar matters are based on a range of potential outcomes and require considerable judgment in determining the most probable outcome. If no amount within the range is considered more probable than any other amount, the Company accrues the lowest amount in the range in accordance with generally accepted accounting principles. An inactive subsidiary of the Company is involved in asbestos litigation. If the Company ever concludes that it is probable it will be liable for any of the obligations of such subsidiary, then it will record the associated liabilities if they can be reasonably estimated. The Company will reassess this situation periodically in accordance with SFAS No. 5, “Accounting for Contingencies.” See Note 18 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

3. Realizability of equity investments—Quaker holds equity investments in various foreign companies, whereby it has the ability to influence, but not control, the operations of the entity and its future results.

Quaker records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments, or devaluation of foreign currencies could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value. These factors may result in an impairment charge in the future. The carrying amount of the Company’s equity investments at December 31, 2005 was $6.6 million and was comprised of three investments totaling $3.6, $2.2 and $0.8 million, respectively.

4. Tax exposures and valuation allowances—Quaker records expenses and liabilities for taxes based on estimates of amounts that will be ultimately determined to be deductible in tax returns filed in various jurisdictions. The filed tax returns are subject to audit, often several years subsequent to the date of the financial statements. Disputes or disagreements may arise during audits over the timing or validity of certain items or deductions, which may not be resolved for extended periods of time. Quaker establishes reserves for potential tax audit and other exposures as transactions occur and reviews these reserves on a regular basis; however, actual exposures and audit adjustments may vary from these estimates. Quaker also records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Quaker has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Quaker were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Quaker determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made which could have a material adverse impact on the Company’s financial statements. U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries since it is the Company’s intention to continue to reinvest these earnings in those subsidiaries for working capital needs and growth initiatives. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of tax credits.

5. Restructuring liabilities—Restructuring charges may consist of charges for employee severance, rationalization of manufacturing facilities and other items. In 2001, Quaker recorded restructuring and other exit costs, including involuntary termination of certain employees, in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Certain of these items, particularly those involving impairment charges for assets to be sold or closed, require significant estimates and assumptions in terms of estimated sale proceeds, date of sale, transaction costs and other matters, and these estimates can change based on market conditions and other factors. In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullified EITF Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The principal difference between SFAS No. 146 and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs is recognized at the date of an entity’s commitment to an exit plan.

6. Goodwill and other intangible assets— Goodwill and other intangible assets are evaluated in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets, which do not have indefinite lives, are recorded at fair value and amortized over a straight-line basis based on third party valuations of the assets. Goodwill and intangible assets, which have indefinite lives, are no longer amortized and are required to be assessed at least annually for impairment. The Company compares the assets’ fair value to their carrying value primarily based on future discounted cash flows in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. The Company completed its annual impairment assessment as of the end of the third quarter 2005, and no impairment charge was warranted. The Company’s consolidated goodwill and indefinite-lived intangible assets at December 31, 2005 and 2004 were $36.0 million and $35.5 million, respectively. The Company’s assumption of weighted average cost of capital and estimated future net operating profit after tax (NOPAT) are particularly important in determining whether an impairment charge has been incurred. The Company currently uses a weighted average cost of capital of 12% and, at September 30, 2005, this assumption would have had to increase by more than 4 percentage points before any of the Company’s reporting units would fail step one of the SFAS No. 142 impairment analysis. Further, at September 30, 2005, the Company’s estimate of future NOPAT would have had to decrease by more than 26% before any of the Company’s reporting units would be considered potentially impaired.

7. Postretirement benefits—The Company provides certain pension and other postretirement benefits to employees and retirees. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required valuations to determine benefit expense and, if necessary, non-cash charges to equity for additional minimum pension liabilities. Critical assumptions used in the actuarial valuation include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return on assets. If different assumptions were used, additional pension expense or charges to equity might be required. For 2005, the Company incurred such a non-cash charge to equity of $3.5 million. The Company’s pension plan year-end is November 30, which serves as the measurement date. The following table highlights the potential impact on the Company’s pre-tax earnings due to changes in assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 31, 2005:

	1/2 Percentage Point Increase			1/2 Percentage Point Decrease
	Foreign	Domestic	Total	Foreign	Domestic	Total
	(Dollars in millions)
Discount rate	$(0.5)	$(0.2)	$(0.7)	$0.5	$0.2	$0.7
Expected rate of return on plan assets	$(0.2)	$(0.2)	$(0.4)	$0.2	$0.2	$0.4

Recently Issued Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections: (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles unless it is impracticable to determine either period-specific effects or the cumulative effect of the change or, in the unusual instance, that a newly issued accounting pronouncement does not include explicit transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the requirements of the standard as needed.

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards. The fair value of the awards are to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R eliminates the alternative use of Accounting Principles Board No. 25’s intrinsic value method of accounting for awards, which is the Company’s current accounting policy for stock options. See Note 1 for the pro forma impact of compensation expense from stock options on net earnings and earnings per share. SFAS 123R is effective for the Company beginning January 1, 2006. The Company adopted the provisions of SFAS 123R on a prospective basis. The financial statement impact will be dependent on future stock-based awards and any unvested stock options outstanding. At the time of adoption, the Company will have approximately $0.1 million of pre-tax expense to record related to unvested stock options.

In December 2004, the FASB issued its final standard on accounting for exchanges on nonmonetary assets, SFAS 153, “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of assets exchanged for annual periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs an amendment of ARB 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires that such costs be recognized as a current period expense. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. The adoption of SFAS 151 did not have a material impact on the company’s financial position, results of operations, or cash flows.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $16.1 million at December 31, 2005 from $29.1 million at December 31, 2004. The decrease was primarily from $11.3 million cash provided by operating activities, offset by $8.5 million cash used in investing activities and $14.8 million cash used in financing activities.

Net cash flow provided by operating activities was $11.3 million in 2005 versus $3.4 million in 2004. The Company’s lower 2005 net income was more than offset by significant improvements in the Company’s working capital accounts as compared to 2004. The improvements in working capital accounts were driven by a significant increase in accounts payable and accrued liabilities. The largest gains in accounts payable occurred due to the timing of payments in North America and Europe. The change in estimated taxes on income was due to a $3.0 million overpaid tax position at the end of 2004 relating to our European operations, which was realized in 2005.

Net cash used in investing activities was $8.5 million in 2005 compared to $6.6 million in 2004. The increased use of cash was primarily due to payments related to an acquisition, offset in part by proceeds from the disposition of partnership assets and lower capital expenditures. In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6.7 million. The Company recorded a gain of $3.0 million in the first quarter of 2005 in connection with the sale of real estate assets by the Company’s real estate joint venture. The decrease in capital expenditures was due to lower spending on the Company’s U.S. lab renovation and global ERP implementation. The Company also received $1.9 million of cash proceeds in 2005 from the sale of its Villeneuve, France site. In 2004, the Company received $1.9 million of cash proceeds primarily from the sale of real estate by the company’s majority-owned Australian subsidiary.

In January 2001, the Company contributed its Conshohocken, Pennsylvania property and buildings (the “Site”) into a real estate joint venture (the “Venture”) in exchange for a 50% interest in the Venture. The Venture did not assume any debt or other obligations of the Company and the Company did not guarantee nor was it obligated to pay any principal, interest or penalties on any of the Venture’s indebtedness. The Venture renovated certain of the existing buildings at the Site, as well as built new office space. In December 2000, the Company entered into an agreement with the Venture to lease approximately 38% of the Site’s available office space for a 15-year period commencing February 2002, with multiple renewal options. The Company believes the terms of this lease were no less favorable than the terms it would have obtained from an unaffiliated third party. In February 2005, the Venture sold its real estate assets to an unrelated third party, which resulted in $4.2 million of proceeds to the Company after payment of the Venture’s obligations. The proceeds include a gain of $3.0 million related to the sale by the Venture of its real estate holdings as well as $1.2 million of preferred distributions.

Net cash flows used in financing activities was $14.8 million in 2005 versus $7.4 million of cash provided by financing activities in 2004. Net repayments of debt of $2.7 million in 2005 versus $16.6 million of net borrowings of debt in 2004 primarily drove the change in cash flows from financing activities. The net borrowings in 2004 were primarily used to fund the Company’s working capital needs as compared to 2005. In addition, higher distributions paid to minority shareholders of certain of the Company’s affiliates contributed to the current year use of cash. The increase in distributions to minority shareholders was driven in large part by a distribution made prior to the Company’s acquisition of the remaining 40% interest in its Brazilian joint venture described above.

Throughout 2004, the Company maintained various short-term credit facilities with multiple banks. At December 31, 2004, the Company’s short-term credit facilities totaled $95.0 million of which $40.0 million was committed and $55.0 million was uncommitted. In September 2005, the Company prepaid its senior unsecured notes due in 2007. The total amount of principal prepaid was $8.6 million. In October 2005, the Company entered into a new syndicated multi-currency credit agreement that provides for financing in the United States and the Netherlands. This facility enabled the Company to consolidate the majority of its short-term debt into a longer-term facility. The new facility terminates on September 30, 2010. The new facility allows for revolving credit borrowings in a principal amount of up to $100.0 million, which can be increased to $125.0 million at the Company’s option if lenders agree to increase their commitments and the Company satisfies certain conditions. In general, borrowings under the credit facility bear interest at either a base rate or LIBOR rate plus a margin based on the Company’s consolidated leverage ratio. The provisions of the agreements require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2005 and 2004. Under its most restrictive covenants, the Company could have borrowed an additional $32.9 million at December 31, 2005. At December 31, 2005 and 2004, the Company had approximately $63.8 million and $57.1 million outstanding on these credit lines at a weighted average borrowing rate of 4.42% and 2.9%, respectively.

The Company believes that, in 2006, it is capable of supporting its operating requirements including pension plan contributions, payments of dividends to shareholders, possible acquisition opportunities, and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

In December 2005, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $15.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The subsidiary received $7.5 million in December 2005, which was deposited into an interest bearing account, and will receive an additional $7.5 million in December 2006 unless Federal asbestos legislation is adopted. Both the subsidiary and the insurance company acknowledge that as of the effective date of the settlement agreement and release it appears unlikely that Federal asbestos legislation will be enacted into law prior to the scheduled December 2006 payment. However, if the President of the United States signs into law the Federal asbestos legislation, the insurance carrier’s obligation to make the second payment will be cancelled. The restrictions regarding the use of proceeds lapse after a period of 15 years. Due to the restricted nature of the proceeds, a corresponding deferred credit was established in Other non-current liabilities for an equal and offsetting amount, and will remain until the restrictions lapse or the funds are exhausted via payments of claims and costs of defense. See also Notes 16, 17 and 18 of Notes to Consolidated Financial Statements.

The following table summarizes the Company’s contractual obligations at December 31, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. Pension and other postretirement plan contributions beyond 2006 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. The timing of payments related to other long-term liabilities, which consist primarily of deferred compensation agreements, cannot be readily determined due to their uncertainty. Interest obligations on the Company’s short and long-term debt are excluded as the majority of the Company’s debt is subject to variable interest rates. (Amounts in millions)

	Payments due by period
Contractual Obligations	Total	2006	2007	2008	2009	2010	2011 and beyond
Short-term debt	$4.364	$4.364	$—	$—	$—	$—	$—
Long-term debt	66.510	0.524	0.547	0.572	0.197	59.496	5.174
Capital lease obligations	2.006	0.427	0.407	0.373	0.311	0.312	0.176
Non-cancelable operating leases	21.673	4.358	3.909	3.203	1.693	1.357	7.153
Purchase obligations	3.753	3.753	—	—	—	—	—
Pension and other postretirement plan contributions	9.148	9.148	—	—	—	—	—
Other long-term liabilities (primarily deferred compensation agreements)	7.355	—	—	—	—	—	7.355

Total contractual cash obligations	$114.809	$22.574	$4.863	$4.148	$2.201	$61.165	$19.858

Operations

CMS Discussion

During 2003, the Company began a new approach to its chemical management services (CMS) business consistent with the Company’s strategic imperative to sell customer solutions—value—not just fluids. Under the Company’s traditional CMS approach, the Company effectively acts as an agent whereby it purchases chemicals from other companies and resells the product to the customer at little or no margin and earns a set management fee for providing this service. Therefore, the profit earned on the management fee is relatively secure as the entire cost of the products is passed on to the customer. The new approach to CMS is dramatically different. The Company receives a set management fee and the costs that relate to those management fees are largely connected to how well the Company controls product costs and achieves product conversions from other third party suppliers to its own products. With this new approach come new risks and opportunities, as the profit earned from the management fee is subject to movements in product costs as well as the Company’s own performance. The Company believes this new approach is a way for Quaker to become an integral part of our customers’ operational efforts to improve manufacturing costs and to demonstrate value that the Company would not be able to demonstrate as purely a product provider.

With this new approach, the Company was awarded a series of multi-year CMS contracts primarily at General Motors Powertrain and DaimlerChrysler manufacturing sites in 2003, 2004 and 2005. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and should position the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This new approach has also had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, the revenue and costs from these sales are reported on a net sales or “pass-through” basis. As discussed above, the structure of the new CMS approach is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, the Company recognizes in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold, the third party product purchases, which substantially offset each other until the Company achieves significant product conversions. There are two critical success factors for this new approach. First, is to create savings for a customer based on our ability to help apply the product better and improve the customer’s own processes. Second, is to convert more of the product being used to Quaker product rather than a competitor’s product. While the Company’s U.S. CMS program contributed to profitability in 2005, overall performance was tempered by higher third-party product costs.

Comparison of 2005 with 2004

Net sales for 2005 increased to $424.0 million, up 6% from $400.7 million for 2004. Approximately 4% of the sales increase was attributable to higher sales prices, while foreign exchange rate translation favorably impacted net sales by approximately 2%. Volume increases in Asia/Pacific were offset by softer demand in North America and Europe.

Gross profit (net sales less cost of goods sold) as a percentage of sales declined from 32.7% in 2004 to 30.6% in 2005. Higher prices for the Company’s raw materials, particularly crude oil derivatives, and higher third-party product purchase costs with respect to the Company’s CMS contracts, exceeded the pace at which price increases could be implemented through the year. Unfavorable product and regional mix also contributed to the decline in gross profit percentage.

Selling, general and administrative (“SG&A”) expenses for 2005 increased $2.8 million or approximately 3% from 2004. Foreign exchange rate translation accounted for approximately half of the increase with the remainder attributable to inflation, investments in growth initiatives and higher pension costs offset by other cost reduction efforts. SG&A as a percentage of sales decreased from 28.3% to 27.4%.

In the first quarter of 2005, the Company incurred a net pre-tax charge of $1.2 million related to a reduction in its workforce. During the fourth quarter of 2005, the Company furthered this restructuring effort with the goal of significantly reducing operating costs in the U.S. and Europe. The fourth quarter program included involuntary terminations, a freeze of the Company’s U.S. pension plan, and a voluntary early retirement offering to eligible U.S. employees. These actions resulted in a net pre-tax charge of $9.1 million. The Company estimates 2006 savings resulting from these programs to be of a similar magnitude as the charges. These savings will substantially mitigate the increased cost of continued operating expense investments and key growth initiatives.

The increase in other income for 2005 was largely due to the $4.2 million of proceeds received from the sale by the Company’s real estate joint venture of its holdings as previously announced on February 17, 2005. The proceeds included a $3.0 million gain relating to the sale by the venture of its real estate holdings, as well as $1.2 million of preferred return distributions. Preferred distributions in 2004 totaled $0.9 million. Foreign exchange gains in 2005 also contributed to the increase in other income. The increase in net interest expense in 2005 was due to higher average borrowings and higher interest rates on the Company’s debt.

The effective tax rate was 50.4% versus 31.5% in 2004. The increase was primarily due to the Company’s election, in the fourth quarter of 2005, to repatriate substantial accumulated foreign earnings which, primarily to improve its global capital structure, resulted in a $1.0 million charge in tax expense.

At the end of 2005, the Company had net U.S. deferred tax assets totaling $15.3 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its U.S. net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination were made, which could have a material adverse impact on the Company’s financial statements. The continued upward pressure in the Company’s crude oil based raw materials has outpaced the Company’s selling price increases, negatively impacting U.S. profitability. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact U.S. taxable income.

The $1.7 million decrease in minority interest in 2005 was primarily due to the Company’s first quarter 2005 acquisition of the remaining 40% interest in its Brazilian affiliate.

Segment Reviews—Comparison of 2005 with 2004

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales in 2005. Net sales were up $23.0 million, or 6%, compared with 2004. Favorable currency translation represented approximately 2 percentage points of the growth in this segment, driven by the Brazilian real to U.S. dollar exchange rate. The average Brazilian real to U.S. dollar rate was 0.41 in 2005 compared to 0.34 in 2004. The remaining net sales increase of 4% was due to 35% growth in Asia/Pacific, 7.2% growth in South America, 1% growth in North America, partially offset by decreases in our European net sales, which were down 3%, all on a constant currency basis. The growth in net sales is primarily attributable to the pricing actions taken by the Company throughout 2004 and 2005 to help in offsetting the continued escalation in raw material costs. Volume increases in Asia/Pacific were offset by volume declines in the Company’s North American and European regions. The $6.4 million decrease in this segment’s operating income compared to 2004 is largely reflective of the pace at which raw material costs have escalated beyond the Company’s pricing actions. This segment’s operating income was also impacted by higher selling costs compared to the prior year.

Coatings:

The Company’s Coatings segment, which represented approximately 6% of Company’s net sales for 2005, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $2.0 million, or 8% in 2005, compared with the prior year, primarily due to higher chemical milling maskant sales to the aerospace industry. Operating income decreased by $0.1 million in 2005 compared to 2004 due to higher raw material and selling costs.

Other Chemical Products:

Other Chemical Products, which represented approximately 1% of net sales in 2005, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales for 2005 decreased $1.7 million or 31% due to a variety of market conditions, including special one-time sales to this segment’s largest customer in 2004 affecting the yearly net sales comparison. This segment’s operating income decreased by $0.4 million, consistent with the noted volume decreases and higher raw material costs.

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

SG&A as reported for 2004 totaled $113.5 million compared to $97.2 million in 2003. Approximately 40% of the $16.3 million increase was due to foreign exchange rate translation and the Company’s 2003 acquisition activity, which impacted SG&A by approximately $3.9 million and $2.4 million, respectively. The majority of the remaining increase was due to costs associated with strategic initiatives, as well as a range of administrative costs such as Sarbanes-Oxley compliance, pension, incentive compensation, and higher sales commissions. The Company’s strategic initiatives include expanding our presence in the Asia/Pacific region, further supporting our CMS business, the continued rollout of our global ERP system, and continuing development of new, complementary businesses.

During the fourth quarter of 2004, the Company began efforts to realign its organization and reduce costs by announcing the consolidation of its administrative facilities in Hong Kong with its Shanghai headquarters, resulting in a $0.5 million pre-tax charge for restructuring and related activities.

The increase in other income in 2004 reflected a gain on the sale of real estate by the Company’s majority-owned Australian subsidiary, as well as higher priority return distributions from the Company’s real estate joint venture in Conshohocken. The increase in interest expense in 2004 was primarily due to higher debt balances outstanding during 2004 as well as higher short-term interest rates on the Company’s credit facilities.

The Company’s effective tax rate was 31.5% in 2004 and 31% in 2003. The effective tax rate is dependent on many internal and external factors and is assessed by the Company on a regular basis.

The $0.8 million increase in minority interest expense in 2004 was primarily due to the gain on the sale of real estate relating to the Company’s Australian operations mentioned above as well as a stronger performance from the Company’s Brazilian joint venture.

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

Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization primarily in Europe and reduce operating costs (2001 program). Quaker’s restructuring plans included the closing and sale of its manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges were provisions for severance of 53 employees. Restructuring and related charges of $5.854 million were recognized in 2001. The charge comprised $2.807 million related to employee separations, $2.450 million related to facility rationalization charges, and $0.597 million related to abandoned acquisitions. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. In January of 2005, the last severance payment under the 2001 program was made and the Company reversed $0.117 million of unused restructuring accruals related to this program. In February 2005, the Company completed the sale of a portion of its Villeneuve, France site for $0.647 million. In July 2005, the Company completed the sale of the remaining portion of its Villeneuve, France site for $1.260 million, which completed all actions contemplated by this program. The Company reversed $0.159 million of unused restructuring accruals related to this program in the fourth quarter of 2005.

In 2003, Quaker’s management approved a restructuring plan (2003 program). Included in the 2003 restructuring charge were provisions for severance for 9 employees totaling $0.273 million. As of March 31, 2005, all severance payments were completed and the Company reversed $0.059 million of unused restructuring accruals related to this program, which completed all actions contemplated by this program.

In 2004, Quaker’s management approved a restructuring plan by announcing the consolidation of its administrative facilities in Hong Kong with its Shanghai headquarters (2004 program). Included in the 2004 restructuring charge were severance provisions for 5 employees totaling $0.119 million and an asset impairment related to the Company’s previous plans to implement its global ERP system at this location totaling $0.331 million. As of March 31, 2005, all severance payments were completed, which completed all actions contemplated by this program.

In the first quarter of 2005, Quaker’s management approved a restructuring plan (2005 1st Quarter Program). Included in the first quarter 2005 restructuring charge were provisions for severance for 16 employees totaling $1.408 million. At December 31, 2005, all severance payments were completed. The Company reversed $0.096 million of unused restructuring charges related to this program, which completed all actions contemplated by this program.

In the fourth quarter of 2005, Quaker’s management approved a restructuring plan (2005 4th Quarter Program) with the goal of significantly reducing operating costs in the U.S. and Europe. The restructuring plan included involuntary terminations, a freeze of the Company’s U.S. pension plan, and a voluntary early retirement window to certain U.S. employees, with enhanced pension and other postretirement benefits. Included in the restructuring charges were provisions for severance (voluntary and involuntary) of 55 employees. Restructuring and related charges of $9.344 million were recognized in the fourth quarter of 2005. The charge comprised $4.024 million related to severance for involuntary terminations, $1.017 million related to one-time payments for voluntary early retirement, $2.668 million related to the U.S. pension plan freeze and $1.635 million for the enhanced pension and other postretirement benefits related to voluntary early retirement participants. The Company expects to complete the initiatives contemplated under this program during 2006. The charges related to the U.S. pension plan freeze and the enhanced pension and other postretirement benefits are not included in the following table, and are included as part of the accrued pension and other postretirement balances. See also Note 9 of Notes to Consolidated Financial Statements.

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking segment, are as follows (amounts in millions):

	Employee Separations	Facility Rationalization	Abandoned Acquisitions	Total
2001 Program:
Restructuring charges	$2.807	$2.450	$0.597	$5.854
Asset impairment	—	(1.015)	—	(1.015)
Payments	(0.111)	(0.171)	(0.597)	(0.879)
Currency translation and other	0.001	0.012	—	0.013

December 31, 2001 ending balance	2.697	1.276	—	3.973

Payments	(1.374)	(0.752)	—	(2.126)
Currency translation and other	0.114	0.182	—	0.296

December 31, 2002 ending balance	1.437	0.706	—	2.143

Restructuring reversals	(0.156)	(0.060)	—	(0.216)
Payments	(0.832)	(0.204)	—	(1.036)
Currency translation and other	0.001	0.083	—	0.084

December 31, 2003 ending balance	0.450	0.525	—	0.975

Payments	(0.249)	(0.166)	—	(0.415)
Currency translation and other	0.016	0.027	—	0.043

December 31, 2004 ending balance	0.217	0.386	—	0.603

Restructuring reversals	(0.117)	(0.159)	—	(0.276)
Payments	(0.100)	(0.227)	—	(0.327)

December 31, 2005 ending balance	—	—	—	—

2003 Program:
Restructuring charges	0.273	—	—	0.273
Payments	(0.047)	—	—	(0.047)
Currency translation and other	0.002	—	—	0.002

December 31, 2003 ending balance	0.228	—	—	0.228

Payments	(0.143)	—	—	(0.143)
Currency translation and other	0.012	—	—	0.012

December 31, 2004 ending balance	0.097	—	—	0.097

Restructuring reversals	(0.059)	—	—	(0.059)
Payments	(0.034)	—	—	(0.034)
Currency translation and other	(0.004)	—	—	(0.004)

December 31, 2005 ending balance	—	—	—	—

2004 Program:
Restructuring charges	0.119	0.331	—	0.450
Asset impairment	—	(0.331)	—	(0.331)

December 31, 2004 ending balance	0.119	—	—	0.119

Payments	(0.119)	—	—	(0.119)

December 31, 2005 ending balance	—	—	—	—

2005 1st Quarter Program:
Restructuring charges	1.408	—	—	1.408
Restructuring reversals	(0.096)	—	—	(0.096)
Payments	(1.312)	—	—	(1.312)

December 31, 2005 ending balance	—	—	—	—

2005 4th Quarter Program:
Restructuring charges	5.041	—	—	5.041
Payments	(1.006)	—	—	(1.006)
Currency translation and other	(0.002)	—	—	(0.002)

December 31, 2005 ending balance	4.033	—	—	4.033

Total restructuring December 31, 2005 ending balance	$4.033	$—	$—	$4.033

Environmental Clean-up Activities

The Company is involved in environmental clean-up activities in connection with an existing plant location and former waste disposal sites. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. Voluntarily in coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. The Company believes that the remaining potential-known liabilities associated with these matters range from approximately $1.2 million to $1.5 million, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses, fines, penalties, and damages will not be incurred in excess of the amount reserved. See Note 18 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

General

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 53% to 55% of the consolidated net annual sales. See Note 13 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

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

Any or all of the forward-looking statements in this report, in Quaker’s Annual Report to Shareholders for 2005 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in Quaker’s subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. A major risk is that the Company’s demand is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production shutdowns. Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, and terrorist attacks such as those that occurred on September 11, 2001, each of which is discussed in greater detail in Item 1A of this Report. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed in this Report could also adversely affect us. Therefore, we caution you not to place undue reliance on our forward-looking statements. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Quaker is exposed to the impact of interest rates, foreign currency fluctuations, changes in commodity prices, and credit risk.

Interest Rate Risk.    Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of December 31, 2005, Quaker had approximately $63.8 million in borrowings under its credit facilities at a weighted average borrowing rate of approximately 4.42%. In the fourth quarter of 2005, the Company entered into three interest rate swaps in order to fix a portion of its variable rate debt. The combined notional value of the swaps was $15.0 million and had a fair value of $(0.1) million at December 31, 2005. See information included in the caption “Derivatives” of Note 1 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report and is incorporated herein by reference.

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

Downturns in the overall economic climate may also exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel industry, where a number of bankruptcies occurred during recent years. Through 2003, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry. In addition, in the third quarter of 2005, the Company recorded additional provisions for doubtful accounts in connection with a customer bankruptcy. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom-manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Quaker Chemical Corporation:

We have completed integrated audits of Quaker Chemical Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Quaker Chemical Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, PA

March 10, 2006

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net sales	$424,033	$400,695	$340,192

Costs and expenses:
Cost of goods sold	294,219	269,818	218,818
Selling, general, and administrative expenses	116,340	113,536	97,202
Restructuring and related activities, net	10,320	450	57

	420,879	383,804	316,077

Operating income	3,154	16,891	24,115
Other income, net	6,120	1,818	764
Interest expense	(3,681)	(2,363)	(1,576)
Interest income	1,022	1,111	815

Income before taxes, equity income and minority interest	6,615	17,457	24,118
Taxes on income	3,336	5,499	7,488

	3,279	11,958	16,630
Equity in net income of associated companies	618	890	1,244
Minority interest in net income of subsidiaries	(2,209)	(3,874)	(3,041)

Net income	$1,688	$8,974	$14,833

Per share data:
Net income—basic	$0.17	$0.93	$1.58
Net income—diluted	$0.17	$0.90	$1.52
Weighted average shares outstanding:
Basic	9,679	9,606	9,381
Diluted	9,816	9,969	9,761

See notes to consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2005	2004
	(In thousands, except par value and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$16,121	$29,078
Accounts receivable, net	93,943	88,249
Inventories	45,818	41,298
Deferred income taxes	4,439	4,373
Prepaid expenses and other current assets	5,672	8,189

Total current assets	165,993	171,187
Property, plant and equipment, net	56,897	62,888
Goodwill	35,418	34,853
Other intangible assets, net	8,703	8,574
Investments in associated companies	6,624	6,718
Deferred income taxes	24,385	18,825
Other assets	33,975	21,848

Total assets	$331,995	$324,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$5,094	$60,695
Accounts payable	50,832	39,562
Dividends payable	2,091	2,079
Accrued compensation	9,818	9,313
Other current liabilities	19,053	13,969

Total current liabilities	86,888	125,618
Long-term debt	67,410	14,848
Deferred income taxes	4,608	5,588
Accrued pension and postretirement benefits	38,210	36,456
Other non-current liabilities	22,363	7,372

Total liabilities	219,479	189,882

Minority interest in equity of subsidiaries	6,609	12,424

Commitments and contingencies	—	—
Shareholders’ equity
Common stock, $1 par value; authorized 30,000,000 shares; issued: 2005-9,726,385, 2004-9,668,751 shares	9,726	9,669
Capital in excess of par value	3,574	2,632
Retained earnings	111,317	117,981
Unearned compensation	—	(355)
Accumulated other comprehensive loss	(18,710)	(7,340)

Total shareholders’ equity	105,907	122,587

Total liabilities and shareholders’ equity	$331,995	$324,893

See notes to consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities
Net income	$1,688	$8,974	$14,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,163	8,610	6,677
Amortization	1,368	1,157	960
Equity in net income of associated companies	(618)	(890)	(844)
Minority interest in earnings of subsidiaries	2,209	3,874	3,041
Deferred income taxes	(4,476)	(1,872)	402
Deferred compensation and other, net	(25)	(39)	(418)
Restructuring and related activities	6,018	450	57
Gain on sale of partnership assets	(2,989)	—	—
Gain on sale of property, plant, and equipment	—	(509)	—
Pension and other postretirement benefits	(439)	(172)	428
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(9,600)	(6,254)	(14,604)
Inventories	(5,821)	(7,559)	(4,692)
Prepaid expenses and other current assets	161	(388)	(648)
Accounts payable and accrued liabilities	15,726	129	478
Restructuring liabilities	(2,798)	(558)	(1,083)
Estimated taxes on income	1,722	(1,596)	3,790

Net cash provided by operating activities	11,289	3,357	8,377

Cash flows from investing activities
Capital expenditures	(6,989)	(8,643)	(12,608)
Dividends and distributions from associated companies	234	288	4,080
Payments related to acquisitions	(6,700)	—	(15,983)
Proceeds from partnership disposition of assets	2,989	—	—
Proceeds from disposition of assets	1,918	1,880	232
Insurance settlement received	7,508	—	—
Investment in restricted cash	(7,508)	—	—
Other, net	—	(75)	(87)

Net cash (used in) investing activities	(8,548)	(6,550)	(24,366)

Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(52,703)	17,683	30,581
Proceeds from long-term debt	59,525	2,564	—
Repayment of long-term debt	(9,566)	(3,679)	(2,570)
Dividends paid	(8,340)	(8,241)	(7,916)
Stock options exercised, other	436	1,009	4,328
Distributions to minority shareholders	(4,198)	(1,956)	(2,391)

Net cash (used in) provided by financing activities	(14,846)	7,380	22,032

Effect of exchange rate changes on cash	(852)	2,976	2,015
Net (decrease) increase in cash and cash equivalents	(12,957)	7,163	8,058
Cash and cash equivalents at beginning of year	29,078	21,915	13,857

Cash and cash equivalents at end of year	$16,121	$29,078	$21,915

Supplemental cash flow disclosures
Cash paid during the year for:
Income taxes	$5,584	$4,809	$3,633
Interest	3,354	2,201	1,680
Non-cash activities:
Restricted insurance receivable (See also Note 16 of Notes to Consolidated Financial Statements)	$7,500	$—	$—

See notes to consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock	Capital in excess of par value	Retained earnings	Unearned compensation	Accumulated other comprehensive income (loss)	Treasury stock	Total
	(In thousands, except per share amounts)
Balance at December 31, 2002	$9,664	$626	$110,448	$(1,245)	$(27,078)	$(4,360)	$88,055

Net income	—	—	14,833	—	—	—	14,833
Currency translation adjustments	—	—	—	—	13,441	—	13,441
Minimum pension liability	—	—	—	—	(2,159)	—	(2,159)
Unrealized gain on available-for-sale securities	—	—	—	—	390	—	390

Comprehensive income	—	—	—	—	—	—	26,505

Dividends ($0.84 per share)	—	—	(7,973)	—	—	—	(7,973)
Shares issued upon exercise of options	—	1,351	—	—	—	3,287	4,638
Shares issued for employee stock purchase plan	—	138	—	—	—	180	318
Shares issued for long-term incentive awards	—	66	—	—	—	119	185
Amortization of unearned compensation	—	—	—	624	—	—	624

Balance at December 31, 2003	9,664	2,181	117,308	(621)	(15,406)	(774)	112,352

Net income	—	—	8,974	—	—	—	8,974
Currency translation adjustments	—	—	—	—	8,959	—	8,959
Minimum pension liability	—	—	—	—	(1,052)	—	(1,052)
Unrealized gain on available-for-sale securities	—	—	—	—	159	—	159

Comprehensive income	—	—	—	—	—	—	17,040

Dividends ($0.86 per share)	—	—	(8,301)	—	—	—	(8,301)
Shares issued upon exercise of options	4	362	—	—	—	536	902
Shares issued for employee stock purchase plan	1	89	—	—	—	238	328
Amortization of unearned compensation	—	—	—	266	—	—	266

Balance at December 31, 2004	9,669	2,632	117,981	(355)	(7,340)	—	122,587

Net income	—	—	1,688	—	—	—	1,688
Currency translation adjustments	—	—	—	—	(7,897)	—	(7,897)
Minimum pension liability	—	—	—	—	(3,449)	—	(3,449)
Current period changes in fair value of derivatives	—	—	—	—	(71)	—	(71)
Unrealized gain on available-for-sale securities	—	—	—	—	47	—	47

Comprehensive income	—	—	—	—	—	—	(9,682)

Dividends ($0.86 per share)	—	—	(8,352)	—	—	—	(8,352)
Shares issued upon exercise of options	40	382	—	—	—	—	422
Shares issued for employee stock purchase plan	17	309	—	—	—	—	326
Compensation plan (non-vested stock)	—	251	—	—	—	—	251
Amortization of unearned compensation	—	—	—	355	—	—	355

Balance at December 31, 2005	$9,726	$3,574	$111,317	$—	$(18,710)	$—	$105,907

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

In January 2003, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Certain Variable Interest Entities, (“VIEs”), which is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” FIN 46, as revised by FIN 46 (revised December 2003), addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activities of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained and would include any VIEs if the Company was the primary beneficiary pursuant to the provisions of FIN 46 (revised December 2003). The Company determined that its real estate joint venture, which was always accounted for under the equity method, was a VIE but that the Company was not the primary beneficiary. In February 2005, the Venture sold its real estate assets, which resulted in $4,187 of proceeds to the Company after payment of the partnership obligations. The proceeds include a gain of $2,989 related to the sale by the Venture of its real estate holdings as well as $1,198 of preferred distributions. These proceeds are included in other income. See also Note 3 of Notes to Consolidated Financial Statements.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Capitalized software:    The Company applies the Accounting Standards Executive Committee Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. In connection with the implementation of the Company’s global transaction system, approximately $6,406 and $9,288 of net costs were capitalized at December 31, 2005 and 2004, respectively. These costs are amortized over a period of five years once the assets are placed into service.

Goodwill and other intangible assets:    On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The new standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests will be performed more frequently if there are triggering events. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets. See also Note 15 of Notes to Consolidated Financial Statements.

Revenue recognition:    The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment arrangements upon usage by the customer and when services are performed. License fees and royalties are recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured and are included in other income. As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $38,840, $35,215, and $26,617 for 2005, 2004, and 2003, respectively.

Research and development costs:    Research and development costs are expensed as incurred. Research and development expenses are included in selling, general and administrative expenses, and during 2005, 2004, and 2003 were $14,148, $13,808, and $10,050, respectively.

Concentration of credit risk:    Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash equivalents, short-term investments, and trade receivables. The Company invests temporary and excess funds in money market securities and financial instruments having maturities typically within 90 days. The Company has not experienced losses from the aforementioned investments. See also Note 4 of Notes to Consolidated Financial Statements.

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

Comprehensive income (loss):    The Company presents comprehensive income (loss) in its Statement of Shareholders’ Equity. The components of accumulated other comprehensive loss at December 31, 2005 include:

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

accumulated foreign currency translation adjustments of $(5,548), minimum pension liability of $(13,257), unrealized holding gains on available-for-sale securities of $166, and the fair value of derivative instruments of $(71). The components of accumulated other comprehensive loss at December 31, 2004 include: accumulated foreign currency translation adjustments of $2,349 and minimum pension liability of $(9,808) and unrealized holding losses on available-for-sale securities of $119.

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

The following tables illustrate the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123. See also Note 11 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2005	2004	2003
Net income—as reported	$1,688	$8,974	$14,833
Add: Stock-based employee compensation expense included in net income, net of related tax effects	347	301	485
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(832)	(887)	(996)

Pro forma net income	$1,203	$8,388	$14,322

Earnings per share:
Basic—as reported	$0.17	$0.93	$1.58
Basic—pro forma	$0.12	$0.87	$1.53
Diluted—as reported	$0.17	$0.90	$1.52
Diluted—pro forma	$0.12	$0.84	$1.47

Derivatives:    The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, all derivatives are recognized on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Accumulated Other Comprehensive Income (Loss) until it is cleared to earnings during the same period in which the hedged item affects earnings. The Company uses no derivative instruments designated as fair value hedges.

In the fourth quarter of 2005, the Company entered into three interest rate swaps which convert a portion of its variable rate debt into fixed rate debt. The swaps have a notional amount of $15,000 and at December 31, 2005 had a fair value of $(71). The counterparties to the swaps are major financial institutions. The Company believes the swaps to be highly effective as defined in SFAS 133 and has designated them as cash flow hedges. Accordingly, the fair value of the swaps have been recorded in Accumulated Other Comprehensive Income (Loss).

Recently issued accounting standards:

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections: (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles unless it is impracticable to determine either period-specific effects or the cumulative effect of the change or, in the unusual instance, that a newly issued accounting pronouncement does not include explicit transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the requirements of the standard as needed.

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards. The fair value of the awards are to be measured based on the grant-date fair value of the awards and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R eliminates the alternative use of Accounting Principles Board No. 25’s intrinsic value method of accounting for awards, which is the Company’s current accounting policy for stock options. SFAS 123R is effective for the Company beginning January 1, 2006. The Company adopted the provisions of SFAS 123R on a prospective basis. The financial statement impact will be dependent on future stock-based awards and any unvested stock options outstanding. At the time of adoption, the Company will have approximately $90 of pre-tax expense to record related to unvested stock options.

In December 2004, the FASB issued its final standard on accounting for exchanges on nonmonetary assets, SFAS 153, “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of assets exchanged for annual periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs an amendment of ARB 43 Chapter 4 (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires that such costs be recognized as a current period expense. SFAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Note 2—Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization primarily in Europe and reduce operating costs (2001 program). Quaker’s restructuring plans included the closing and sale of its manufacturing facilities in the U.K. and France. In addition, Quaker consolidated certain functions within its global business units and reduced administrative functions, as well as expensed costs related to abandoned acquisitions. Included in the restructuring charges were provisions for severance of 53 employees. Restructuring and related charges of $5,854 were recognized in 2001. The charge comprised $2,807 related to employee separations, $2,450 related to facility rationalization charges, and $597 related to abandoned acquisitions. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. In January of 2005, the last severance payment under the 2001 program was made and the Company reversed $117 of unused restructuring accruals related to this program. In February 2005, the Company completed the sale of a portion of its Villeneuve, France site for $647. In July 2005, the Company completed the sale of the remaining portion of its Villeneuve, France site for $1,260, which completed all actions contemplated by this program. The Company reversed $159 of unused restructuring accruals related to this program in the fourth quarter of 2005.

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

In the first quarter of 2005, Quaker’s management approved a restructuring plan (2005 1st Quarter Program). Included in the first quarter 2005 restructuring charge were provisions for severance for 16 employees totaling $1,408. At December 31, 2005, all severance payments were completed. The Company reversed $96 of unused restructuring charges related to this program, which completed all actions contemplated by this program.

In the fourth quarter of 2005, Quaker’s management approved a restructuring plan (2005 4th Quarter Program) with the goal of significantly reducing operating costs in the U.S. and Europe. The restructuring plan included involuntary terminations, a freeze of the Company’s U.S. pension plan, a voluntary early retirement window to certain U.S. employees, with enhanced pension and other postretirement benefits. Included in the restructuring charges were provisions for severance (voluntary and involuntary) of 55 employees. Restructuring and related charges of $9,344 were recognized in the fourth quarter of 2005. The charge comprised $4,024 related to severance for involuntary terminations, $1,017 related to one-time payments for voluntary early retirement, and $2,668 related to the U.S. pension plan freeze and $1,635 for the enhanced pension and other postretirement benefits related to voluntary early retirement participants. The Company expects to complete the initiatives contemplated under this program during 2006. The charges related to the U.S. pension plan freeze and the enhanced pension and other postretirement benefits are not included in the following table, and are included as part of the accrued pension and other postretirement balances. See also Note 9 of Notes to Consolidated Financial Statements.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking segment, are as follows:

	Employee Separations	Facility Rationalization	Abandoned Acquisitions	Total
2001 Program:
Restructuring charges	$2,807	$2,450	$597	$5,854
Asset impairment	—	(1,015)	—	(1,015)
Payments	(111)	(171)	(597)	(879)
Currency translation and other	1	12	—	13

December 31, 2001 ending balance	2,697	1,276	—	3,973

Payments	(1,374)	(752)	—	(2,126)
Currency translation and other	114	182	—	296

December 31, 2002 ending balance	1,437	706	—	2,143

Restructuring reversals	(156)	(60)	—	(216)
Payments	(832)	(204)	—	(1,036)
Currency translation and other	1	83	—	84

December 31, 2003 ending balance	450	525	—	975

Payments	(249)	(166)	—	(415)
Currency translation and other	16	27	—	43

December 31, 2004 ending balance	217	386	—	603

Restructuring Reversals	(117)	(159)	—	(276)
Payments	(100)	(227)	—	(327)

December 31, 2005 ending balance	—	—	—	—

2003 Program:
Restructuring charges	273	—	—	273
Payments	(47)	—	—	(47)
Currency translation and other	2	—	—	2

December 31, 2003 ending balance	228	—	—	228

Payments	(143)	—	—	(143)
Currency translation and other	12	—	—	12

December 31, 2004 ending balance	97	—	—	97

Restructuring reversals	(59)	—	—	(59)
Payments	(34)	—	—	(34)
Currency translation and other	(4)	—	—	(4)

December 31, 2005 ending balance	—	—	—	—

2004 Program:
Restructuring charges	119	331	—	450
Asset impairment	—	(331)	—	(331)

December 31, 2004 ending balance	119	—	—	119

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Employee Separations	Facility Rationalization	Abandoned Acquisitions	Total
Payments	(119)	—	—	(119)

December 31, 2005 ending balance	—	—	—	—

2005 1st Quarter Program:
Restructuring charges	1,408	—	—	1,408
Restructuring reversals	(96)	—	—	(96)
Payments	(1,312)	—	—	(1,312)

December 31, 2005 ending balance	—	—	—	—

2005 4th Quarter Program:
Restructuring charges	5,041	—	—	5,041
Payments	(1,006)	—	—	(1,006)
Currency translation and other	(2)	—	—	(2)

December 31, 2005 ending balance	4,033	—	—	4,033

Total restructuring December 31, 2005 ending balance	$4,033	$—	$—	$4,033

Note 3—Investments in Associated Companies

Investments in associated (less than majority-owned) companies are accounted for under the equity method. Summarized financial information of the associated companies, in the aggregate, is as follows:

	December 31,
	2005	2004
Current assets	$22,063	$24,034
Noncurrent assets	4,844	29,074
Current liabilities	11,153	11,614
Noncurrent liabilities	291	26,671

	Year Ended December 31,
	2005	2004	2003
Net sales	$44,507	$48,104	$41,034
Gross margin	17,677	22,216	19,566
Operating income	3,430	5,440	4,370
Net income	1,202	2,194	1,253

In January 2001, the Company contributed its Conshohocken, Pennsylvania property and buildings (the “Site”) into a real estate joint venture (the “Venture”) in exchange for a 50% interest in the Venture. The Venture did not assume any debt or other obligations of the Company and the Company did not guarantee nor was it obligated to pay any principal, interest or penalties on any of the Venture’s indebtedness. The Venture renovated certain of the existing buildings at the Site, as well as built new office space. In December 2000, the Company entered into an agreement with the Venture to lease approximately 38% of the Site’s available office space for a 15-year period commencing February 2002, with multiple renewal options. The Company believes the terms of this lease were no less favorable than the terms it would have obtained from an unaffiliated third party. In

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

February 2005, the Venture sold its real estate assets to an unrelated third party, which resulted in $4,187 of proceeds to the Company after payment of the Venture’s obligations. The proceeds include a gain of $2,989 related to the sale by the Venture of its real estate holdings as well as $1,198 of preferred distributions. These proceeds are included in other income.

Note 4—Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. Reserves for customers filing for bankruptcy protection are generally established at 75-100% of the amount owed at the filing date, dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. We perform a formal review of our allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. During 2005, the Company’s five largest customers accounted for approximately 25% of its consolidated net sales with the largest customer (General Motors) accounting for approximately 9% of consolidated net sales.

At December 31, 2005 and 2004, the Company had gross trade accounts receivable totaling $98,009 and $95,022 with trade accounts receivable greater than 90 days past due of $11,725 and $10,938, respectively. Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2005, 2004, and 2003.

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs Charged to Allowance	Effect of Exchange Rate Changes	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2005	$6,773	$1,216	$(3,828)	$(95)	$4,066
Year ended December 31, 2004	$6,763	$500	$(512)	$22	$6,773
Year ended December 31, 2003	$6,118	$991	$(435)	$89	$6,763

Note 5—Inventories

Total inventories comprise:

	December 31,
	2005	2004
Raw materials and supplies	$20,016	$18,989
Work in process and finished goods	25,802	22,309

	$45,818	$41,298

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 6—Property, Plant and Equipment

Property, plant and equipment comprise:

	December 31,
	2005	2004
Land	$5,391	$6,595
Building and improvements	38,110	41,340
Machinery and equipment	94,223	95,637
Construction in progress	3,179	3,328

	140,903	146,900
Less accumulated depreciation	(84,006)	(84,012)

	$56,897	$62,888

The Company leases certain equipment under capital leases in Europe and the U.S., including its manufacturing facility in Tradate, Italy. Gross property, plant, and equipment includes $2,659 and $3,130 of capital leases with $345 and $262 of accumulated depreciation at December 31, 2005 and 2004, respectively. The following is a schedule by years of future minimum lease payments:

For the year ended December 31,
2006	$427
2007	$407
2008	$373
2009	$311
2010	$312
2011 and beyond	$176

Total net minimum lease payments	2,006
Less amount representing interest	(375)

Present value of net minimum lease payments	$1,631

Note 7—Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted the standard as of January 1, 2003 and there was no material impact to the financial statements. In March 2005, the FASB issued its FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. The interpretation clarifies that the term conditional asset retirement obligation (“CARO”) as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. A liability is recorded when there is enough information regarding the timing of the CARO to perform a probability weighted discounted cash flow analysis.

During 2005, the Company reviewed its CARO’s, which consist primarily of asbestos contained in certain manufacturing facilities and decommissioning costs related to its above-ground storage tanks. In the fourth quarter of 2005, due to a change in facts and circumstances at one of its manufacturing facilities, the Company determined enough information regarding the timing of cash flows was available to record a liability for $250.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 8—Taxes on Income

Taxes on income consist of the following:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$(443)	$—	$626
State	20	—	7
Foreign	8,235	7,371	6,453

	7,812	7,371	7,086
Deferred:
Federal	(3,194)	(1,881)	626
Foreign	(1,282)	9	(224)

Total	$3,336	$5,499	$7,488

The components of earnings before income taxes were as follows:

	2005	2004	2003
Domestic	$(12,249)	$(7,242)	$(1,483)
Foreign	18,864	24,699	25,601

Total	$6,615	$17,457	$24,118

Domestic earnings before income taxes do not include foreign earnings that are included in U.S. taxable income. During the fourth quarter of 2005, the Company elected to repatriate substantial accumulated foreign earnings and implemented other tax planning strategies, which enabled the Company to utilize all domestic operating loss carryforwards, and improved its global capital structure. This repatriation was the primary reason for the increase in the Company’s effective tax rate and resulted in a net $1,000 charge to tax expense. After repatriation of foreign earnings, the Company has substantial domestic taxable income for the year ended 2005 and for the cumulative three years ended 2005.

Total deferred tax assets and liabilities are composed of the following at December 31:

	2005		2004
	Current	Non-current	Current	Non-current
Retirement benefits	$1,116	$7,948	$1,331	$6,092
Allowance for doubtful accounts	690	—	1,237	—
Insurance and litigation reserves	800	—	658	—
Postretirement benefits	—	2,744	—	2,947
Supplemental retirement benefits	—	1,347	—	1,252
Performance incentives	474	1,150	611	1,130
Alternative minimum tax carryforward	—	2,092	—	2,092
Restructuring charges	966	—	245	—
Vacation pay	393	—	291	—
Insurance settlement	—	5,253	—	—
Operating loss carryforward	—	3,527	—	4,856
Foreign tax credit	—	1,404	—	3,298
Deferred compensation	—	873	—	921
Other	—	48	—	94

	4,439	26,386	4,373	22,682
Valuation allowance	—	(2,001)	—	(3,857)

Total deferred income tax assets, net	$4,439	$24,385	$4,373	$18,825

Depreciation		$1,203		$2,207
Europe pension and other		3,405		3,381

Total deferred income tax liabilities		$4,608		$5,588

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31:

	2005	2004	2003
Income tax provision at the Federal statutory tax rate	$2,315	$6,110	$8,441
State income tax provisions, net	13	—	5
Non-deductible entertainment and business meal expense	151	176	179
Differences in tax rates on foreign earnings and remittances	3,777	(719)	(1,504)
Excess FTC utilization	(2,429)	—	—
Settlement of tax contingencies	(446)	—	—
Miscellaneous items, net	(45)	(68)	367

Taxes on income	$3,336	$5,499	$7,488

At December 31, 2005, the Company domestically had a net deferred tax asset of $15,322 inclusive of alternative minimum tax (AMT) credits of $2,092. Additionally the Company has foreign tax credit carryovers of $1,404 which have the following expiration dates: $106 in 2012, $763 in 2013 and $535 in 2014. A full valuation allowance has been taken against these foreign tax credits. Finally, the Company has foreign tax loss carryforwards of $10,429 which have no expiration dates. A partial valuation allowance, based on estimates of future taxable income in each jurisdiction in which the Company operates, has been established with respect to the tax benefit of these losses for $597.

U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries because it is the Company’s intention to continue to reinvest these earnings in those subsidiaries to support growth initiatives. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of tax credits. The amount of such undistributed earnings at December 31, 2005 was approximately $27,000. Any income tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits.

Note 9—Pension and Other Postretirement Benefits

The Company maintains various noncontributory retirement plans, the largest of which is in the U.S., covering substantially all of its employees in the U.S. and certain other countries. The plans of the Company’s subsidiaries in The Netherlands and in the United Kingdom are subject to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” The plans of the remaining non-U.S. subsidiaries are, for the most part, either fully insured or integrated with the local governments’ plans and are not subject to the provisions of SFAS No. 87. The Company’s U.S. pension plan year ends on November 30, which serves as the measurement date. The measurement date for the Company’s postretirement benefits is December 31.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

As part of the Company’s 2005 fourth quarter restructuring program, the Company implemented a freeze of its U.S. pension plan for non-union employees and offered a voluntary early retirement window with enhanced pension and other postretirement benefits. The freeze of the Company’s U.S. pension plan resulted in a plan curtailment charge of $2,668. The pension and other postretirement benefits enhancements resulted in special termination benefits charges of $1,205 and $430, respectively. See also Note 2 of Notes to Consolidated Financial Statements.

The following table shows the Company plans’ funded status reconciled with amounts reported in the consolidated balance sheet as of December 31:

	Pension Benefits						Other Postretirement Benefits
	2005			2004			2005	2004
	Foreign	Domestic	Total	Foreign	Domestic	Total	Domestic	Domestic
Change in benefit obligation
Benefit obligation at beginning of year	$44,709	$60,967	$105,676	$33,994	$57,182	$91,176	$10,671	$10,786
Service cost	2,025	1,735	3,760	1,825	1,730	3,555	20	18
Interest cost	1,898	3,394	5,292	1,806	3,383	5,189	581	621
Curtailment (gain)/loss	—	(1,938)	(1,938)	—	—	—	—	—
Special termination benefits	—	1,205	1,205	—	—	—	430	—
Amendments	—	—	—	172	18	190	—	156
Translation difference	(5,736)	—	(5,736)	3,273	—	3,273	—	—
Actuarial (gain)/loss	2,646	4,755	7,401	4,626	2,283	6,909	359	165
Benefits paid	(1,105)	(3,831)	(4,936)	(987)	(3,548)	(4,535)	(1,159)	(1,075)
Other	27	(80)	(53)	—	(81)	(81)	—	—

Benefit obligation at end of year	$44,464	$66,207	$110,671	$44,709	$60,967	$105,676	$10,902	$10,671

Change in plan assets
Fair value of plan assets at beginning of year	$36,020	$33,188	$69,208	$29,318	$32,399	$61,717	—	—
Actual return on plan assets	1,423	1,955	3,378	1,477	2,848	4,325	—	—
Employer contribution	2,751	6,561	9,312	3,586	1,489	5,075	1,159	1,075
Plan participants’ contributions	102	—	102	79	—	79	—	—
Translation difference	(4,677)	—	(4,677)	2,547	—	2,547	—	—
Benefits paid	(1,105)	(3,831)	(4,936)	(987)	(3,548)	(4,535)	(1,159)	(1,075)

Fair value of plan assets at end of year	$34,514	37,873	$72,387	$36,020	$33,188	$69,208	—	—

Funded status	$(9,950)	$(28,334)	$(38,284)	$(8,689)	$(27,779)	$(36,468)	$(10,902)	$(10,671)
Unrecognized transition asset	(593)	—	(593)	(835)	—	(835)	—	—
Unrecognized (gain)/loss	15,057	18,403	33,460	14,999	15,324	30,323	2,445	2,188
Unrecognized prior service cost	254	253	507	322	3,185	3,507	(226)	(292)
Adjustments for contributions in December	—	1,036	1,036	—	—	—	—	—

Net amount recognized	$4,768	$(8,642)	$(3,874)	$5,797	$(9,270)	$(3,473)	$(8,683)	$(8,775)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$7,403	—	$7,403	$8,430	—	$8,430
Accrued benefit obligation	(4,713)	(27,131)	(31,844)	(5,227)	(24,875)	(30,102)
Intangible asset	74	253	327	113	3,185	3,298
Accumulated other comprehensive income	2,004	18,236	20,240	2,481	12,420	14,901

Net amount recognized	$4,768	$(8,642)	$(3,874)	$5,797	$(9,270)	$(3,473)

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

At December, 31, 2005 and 2004, the accumulated benefit obligation for all defined benefit pension plans was $103,247 ($66,040 Domestic, $37,207 Foreign) and $95,634 ($58,063 Domestic, $37,571 Foreign).

Information for pension plans with accumulated benefit obligation in excess of plan assets:

	2005			2004
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$12,992	$66,207	$79,199	$12,688	$60,967	$73,655
Accumulated benefit obligation	10,508	66,040	76,548	10,320	58,063	68,383
Fair value of plan assets	5,795	37,873	43,668	5,093	33,188	38,281

Components of Net Periodic Benefit Cost—Pension Plans

	2005			2004
	Foreign	Domestic	Total	Foreign	Domestic	Total
Service cost	$2,025	$1,735	$3,760	$1,825	$1,730	$3,555
Interest cost	1,898	3,394	5,292	1,806	3,383	5,189
Expected return on plan assets	(1,529)	(2,888)	(4,417)	(1,734)	(2,741)	(4,475)
Pension plan curtailment	—	2,668	2,668	—	—	—
Special termination benefits	—	1,205	1,205	—	—	—
Other, amortization, net	656	855	1,511	376	898	1,274

Net periodic benefit cost	$3,050	$6,969	$10,019	$2,273	$3,270	$5,543

	2003
	Foreign	Domestic	Total
Service cost	$1,710	$1,449	$3,159
Interest cost	1,546	3,408	4,954
Expected return on plan assets	(1,513)	(2,621)	(4,134)
Pension plan curtailment	—	—	—
Special termination benefits	—	—	—
Other, amortization, net	274	611	885

Net periodic benefit cost	$2,017	$2,847	$4,864

Components of Net Periodic Benefit Cost—Other Postretirement Plan

	2005	2004	2003
Service Cost	$20	$18	$39
Interest cost and other	616	637	626
Special termination benefits	430	—	—

Net periodic benefit cost	$1,066	$655	$665

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Additional Information

	Pension Benefits
	2005			2004
	Foreign	Domestic	Total	Foreign	Domestic	Total
Increase (decrease) in minimum liability included in other comprehensive income	$(477)	$5,816	$5,339	$206	$1,399	$1,605

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
U.S. Plans:
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	3.375%	3.375%	N/A	N/A
Foreign Plans:
Discount rate	4.35%	4.46%	N/A	N/A
Rate of compensation increase	3.10%	3.10%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit costs for years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
U.S. Plans:
Discount rate	5.750%	6.000%	5.750%	6.00%
Expected long-term return on plan assets	8.500%	8.750%	N/A	N/A
Rate of compensation increase	3.375%	3.625%	N/A	N/A
Foreign Plans:
Discount rate	4.64%	5.26%	N/A	N/A
Expected long-term return on plan assets	4.35%	5.46%	N/A	N/A
Rate of compensation increase	3.10%	3.11%	N/A	N/A

The long-term rates of return on assets were selected from within the reasonable range of rates determined by (a) historical real returns for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Assumed health care cost trend rates at December 31:

	2005	2004
Health care cost trend rate for next year	9.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point Increase	1% point Decrease
Effect on total service and interest cost	27	(25)
Effect on postretirement benefit obligations	526	(475)

Plan Assets

The Company’s pension plan strategic target asset allocation and the weighted-average asset allocations at December 31, 2005 and 2004, by asset category were as follows:

	Plan Assets at December 31,
	Target	2005	2004
Asset Category
U.S. Plans
Equity securities	61%	58%	60%
Debt securities	32%	25%	27%
Other	7%	17%	13%

Total	100%	100%	100%

Foreign Plans
Equity securities	10%	11%	9%
Debt securities	90%	89%	91%

Total	100%	100%	100%

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

The total value of plan assets for the Company’s pension plans is $72,387 and $69,208 as of December 31, 2005 and 2004, respectively. U.S. pension assets include Company common stock in the amounts of $179 (1% of total U.S. plan assets), and $242 (1% of total U.S. plan assets) at December 31, 2005 and 2004, respectively. “Other” consists principally of hedge funds and cash and cash equivalents.

Cash Flows

Contributions

The Company expects to make minimum cash contributions of $8,024 to its pension plans ($5,539 Domestic, $2,485 Foreign) and $1,124 to its other postretirement benefit plan in 2006.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits			Other Postretirement Benefits
	Foreign	Domestic	Total
2006	910	5,491	6,401	1,124
2007	935	4,181	5,116	1,124
2008	1,062	4,704	5,766	1,092
2009	1,200	4,435	5,635	1,034
2010	1,225	4,684	5,909	996
2011 and beyond	7,426	26,962	34,388	4,357

The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $725, $827, and $626 in 2005, 2004, and 2003, respectively, representing the annual accrued benefits under this plan.

401(k) plan

The Company has a 401(k) plan with an employer match covering substantially all domestic employees. The Company’s 401(k) matching contributions were $625, $575, and $546 for 2005, 2004, and 2003, respectively.

Note 10—Debt

Debt consisted of the following:

	December 31,
	2005	2004
6.98% senior unsecured notes	$—	$8,572
Industrial development authority monthly floating rate (3.15% at December 31, 2005) demand bonds maturing 2014	5,000	5,000
Credit facilities (4.42% weighted average borrowing rate at December 31, 2005)	63,766	57,124
Other debt obligations (including capital leases)	3,738	4,847

	72,504	75,543
Short-term debt	(4,364)	(57,124)
Current portion of long-term debt	(730)	(3,571)

	$67,410	$14,848

The long-term financing agreements require the maintenance of certain financial covenants with which the Company is in compliance. During the next five years, payments on the Company’s debt, including capital lease maturities, are due as follows: $5,094 in 2006, $893 in 2007, $935 in 2008, $448 in 2009, and $59,788 in 2010.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Throughout 2004, the Company maintained various short-term credit facilities with multiple banks. At December 31, 2004, the Company’s short-term credit facilities totaled $95,000, of which $40,000 was committed and $55,000 was uncommitted.

In September 2005, the Company repaid its senior unsecured notes due in 2007. The total amount of principal repaid was $8,572. In October 2005, the Company entered into a new syndicated multi-currency credit agreement that provides for financing in the United States and the Netherlands. This facility enabled the Company to consolidate the majority of its short-term debt into a longer-term facility. The new facility terminates on September 30, 2010. The new facility allows for revolving credit borrowings in a principal amount of up to $100,000, which can be increased to $125,000 at the Company’s option if lenders agree to increase their commitments and the Company satisfies certain conditions. In general, borrowings under the credit facility bear interest at either a base rate or LIBOR rate plus a margin based on the Company’s consolidated leverage ratio.

The provisions of the agreements require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2005 and 2004. Under its most restrictive covenants, the Company could have borrowed an additional $32,874 at December 31, 2005. At December 31, 2005 and 2004, the Company had approximately $63,766 and $57,124 outstanding on these credit lines at a weighted average borrowing rate of 4.42% and 2.9%, respectively. As of December 31, 2005, the Company maintained a $5,135 stand-by letter of credit which guarantees payment of the industrial development authority bonds. This letter of credit is renewed annually.

At December 31, 2005, the amounts at which the Company’s debt are recorded are not materially different from their fair market value. The estimated fair value of the Company’s senior unsecured notes, based on quoted market prices for similar issues of the same remaining maturities, was approximately $8,972 at December 31, 2004.

Note 11—Shareholders’ Equity

The Company has 30,000,000 shares of common stock authorized, with a par value of $1, and 9,726,385 shares issued.

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

Under provisions of a stock purchase plan, which permits employees to purchase shares of stock at 85% of the market value, 17,440 shares, 13,084 shares, and 13,358 shares were issued in 2005, 2004, and 2003, respectively. The number of shares that may be purchased by an employee in any year is limited by factors dependent upon the market value of the stock and the employee’s base salary. At December 31, 2005, 432,431 shares are available for purchase.

The Company has a long-term incentive program for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options are

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant for options issued in 1999 or later and ten years for options issued in prior years. The program also provides for cash awards and commencing in 1999, common stock awards, the value of which is determined based on operating results over a three-year period for awards issued starting in 1999, and over a four-year period in prior years. The effect on operations of the change in the estimated value of incentive units during the year was $(44), $82, and $(45) in 2005, 2004, and 2003, respectively.

The table below summarizes stock option transactions in the plan during 2005, 2004, and 2003:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1,	1,237,425	$19.49	1,128,800	$18.42	1,125,247	$17.61
Options granted	158,360	21.97	181,575	25.99	273,800	20.36
Options exercised	(156,775)	17.97	(46,050)	18.03	(244,697)	16.58
Options expired	(55,525)	22.41	(26,900)	20.96	(25,550)	21.42

Options outstanding at December 31,	1,183,485	19.88	1,237,425	19.49	1,128,800	18.42

Options exercisable at December 31,	1,066,274	$19.55	876,825	$18.00	672,625	$17.32

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	3.4%	3.3%	3.9%
Expected volatility	22.6%	22.8%	23.9%
Risk-free interest rate	3.9%	3.6%	3.0%
Expected life (years)	5	5	5

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$13.30—$15.96	206,850	1	$14.23	206,850	$14.23
15.97— 18.62	180,750	2	17.58	180,750	17.58
18.63— 21.28	417,725	3	20.14	364,650	20.13
21.29— 23.94	202,610	5	21.91	191,610	21.92
23.95— 26.60	175,550	5	25.99	122,414	26.03

	1,183,485	3	19.88	1,066,274	19.55

Options were exercised for cash, resulting in the net issuance of 27,640 shares in 2005 and 46,050 shares in 2004. Options to purchase 163,590 shares were available at December 31, 2005 for future grants.

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

Restricted stock bonus:    As part of the Company’s 2001 Global Annual Incentive Plan (“Annual Plan”), approved by shareholders on May 9, 2001, a restricted stock bonus of 100,000 shares of the Company’s stock was granted to an executive of the Company. The shares were issued in April 2001, in accordance with the terms of the Annual Plan, and registered in the executive’s name. The shares vested over a five-year period, with the first installment vesting at the end of 2001 on achieving certain performance targets and the four remaining installments vesting annually in January thereafter, subject to the executive’s continued employment by the Company. In 2005, 2004 and 2003, 20,000, 15,000 and 35,000 shares were earned and $355, $266 and $624 was charged to selling, general, and administrative expenses, respectively.

Note 12—Earnings Per Share

The following table summarizes earnings per share (“EPS”) calculations for the years ended December 31, 2005, 2004, and 2003:

	December 31,
	2005	2004	2003
Numerator for basic EPS and diluted EPS—net income	$1,688	$8,974	$14,833

Denominator for basic EPS—weighted average shares	9,679	9,606	9,381
Effect of dilutive securities, primarily employee stock options	137	363	380

Denominator for diluted EPS—weighted average shares and assumed conversions	9,816	9,969	9,761

Basic EPS	$0.17	$0.93	$1.58
Diluted EPS	$0.17	$0.90	$1.52

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following number of stock options are not included in dilutive earnings per share since in each case the exercise price is greater than the market price: 770, 177, and 0, in 2005, 2004, and 2003, respectively.

Note 13—Business Segments

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

The table below presents information about the reported segments for the years ended December 31:

	Metalworking Process Chemicals	Coatings	Other Chemical Products	Total
2005
Net sales	$393,762	$26,486	$3,785	$424,033
Operating income	49,357	6,574	470	56,401
Depreciation	7,346	494	71	7,911
Segment assets	312,776	18,196	1,023	331,995

2004
Net sales	$370,716	$24,529	$5,450	$400,695
Operating income	55,723	6,633	914	63,270
Depreciation	7,046	466	104	7,616
Segment assets	306,825	16,429	1,639	324,893

2003
Net sales	$313,299	$22,732	$4,161	$340,192
Operating income	53,939	6,019	724	60,682
Depreciation	5,807	421	77	6,305
Segment Assets	273,663	14,977	827	289,467

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

A reconciliation of total segment operating income to total consolidated income before taxes for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Total operating income for reportable segments	$56,401	$63,270	$60,682
Restructuring and related charges, net	(10,320)	(450)	(57)
Non-operating charges	(40,307)	(43,778)	(35,178)
Depreciation of corporate assets and amortization	(2,620)	(2,151)	(1,332)
Interest expense	(3,681)	(2,363)	(1,576)
Interest income	1,022	1,111	815
Other income, net	6,120	1,818	764

Consolidated income before taxes	$6,615	$17,457	$24,118

The following sales and long-lived asset information is by geographic area as of and for the years ended December 31:

	2005	2004	2003
Net sales
United States	$190,735	$189,179	$152,360
Europe	130,080	132,491	120,180
Asia/Pacific	53,763	39,364	33,711
South America	43,939	34,404	28,105
South Africa	5,516	5,257	5,836

Consolidated	$424,033	$400,695	$340,192

	2005	2004	2003
Long-lived assets
United States	$80,555	$69,753	$71,358
Europe	41,553	50,009	44,309
Asia/Pacific	5,283	5,119	6,332
South America	14,181	9,950	8,959
South Africa	45	50	19

Consolidated	$141,617	$134,881	$130,977

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 14—Business Acquisitions and Divestitures

In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6,700. In addition, annual $1,000 payments for four years will be paid subject to the former minority partners’ compliance with the terms of the purchase agreement. In connection with the acquisition, the Company allocated $1,475 to intangible assets, comprising customer lists of $600 to be amortized over 20 years and non-compete agreements of $875 to be amortized over five years. The Company also recorded $610 of goodwill, which was assigned to the metalworking process chemicals segment. The following table shows the allocation of purchase price of assets and liabilities recorded for this acquisition. The pro forma results of operations have not been provided because the effects were not material:

December 31, 2005
Current assets	$4,199
Fixed assets	1,920
Intangibles	1,475
Goodwill	610
Other non-current assets	604

Total Assets	8,808

Liabilities	2,108

Cash paid	$6,700

Note 15—Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter of 2005 and no impairment charge was warranted. The changes in carrying amount of goodwill for the twelve months ended December 31, 2005 and 2004 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2003	$26,032	$7,269	$33,301

Goodwill additions	331	—	331
Currency translation adjustments	1,221	—	1,221

Balance as of December 31, 2004	$27,584	$7,269	$34,853

Goodwill additions	786	—	786
Currency translation adjustments	(221)	—	(221)

Balance as of December 31, 2005	$28,149	$7,269	$35,418

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of December 31 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2005	2004	2005	2004
Amortized intangible assets
Customer lists and rights to sell	$6,703	$6,292	$2,095	$1,481
Trademarks and patents	1,788	1,788	1,724	1,655
Formulations and product technology	3,278	3,278	1,240	838
Other	2,976	1,962	1,583	1,372

Total	$14,745	$13,320	$6,642	$5,346

The Company recorded $1,368, $1,157 and $960 of amortization expense in 2005, 2004 and 2003 respectively. Estimated annual aggregate amortization expense for the subsequent five years is as follows:

For the year ended December 31, 2006	$1,382
For the year ended December 31, 2007	$961
For the year ended December 31, 2008	$873
For the year ended December 31, 2009	$865
For the year ended December 31, 2010	$691

The Company has one indefinite-lived intangible asset of $600 for trademarks.

Note 16—Other Assets

Other assets comprise:

	December 31
	2005	2004
Restricted insurance settlement	$15,008	$—
Pension assets	7,730	11,728
Deferred compensation assets	5,362	4,908
Supplemental retirement income program	2,543	1,897
Other	3,332	3,315

Total	$33,975	$21,848

In December 2005, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $15,000. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The subsidiary received $7,500 in December 2005, which was deposited into an interest bearing account, and will receive an additional $7,500 in December 2006 unless Federal asbestos legislation is adopted. Both the subsidiary and the insurance company acknowledge that as of the effective date of the settlement agreement and release it appears unlikely that Federal asbestos legislation will be enacted into law prior to the scheduled December 2006 payment. However, if the President of the United States signs into law the Federal asbestos legislation, the insurance

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

carrier’s obligation to make the second payment will be cancelled. The first payment of $7,500 earned $8 of interest from the time of receipt until the end of 2005. The restrictions regarding the use of proceeds lapse after a period of 15 years. Due to the restricted nature of the proceeds, a corresponding deferred credit was established in Other non-current liabilities for an equal and offsetting amount, and will remain until the restrictions lapse or the funds are exhausted via payments of claims and costs of defense. See Notes 17 and 18 of Notes to Consolidated Financial Statements.

Note 17—Other Non-Current Liabilities

	December 31
	2005	2004
Restricted insurance settlement	$15,008	$—
Other (primarily deferred compensation agreements)	7,355	7,372

Total	$22,363	$7,372

See also Notes 16 and 18 of Notes to Consolidated Financial Statements.

Note 18—Commitments and Contingencies

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

On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Orange County Superior Court, California against ACP and other parties potentially responsible for groundwater contamination containing tetrachloroethylene and other compounds, including perchloroethylene (“PCE”). OCWD is seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. AC Products seeks to defend this case vigorously on a number of bases including, most significantly, that it voluntarily investigated and remediated some or all of the PCE that appears to have originated at its facility. In cases such as these, parties often are allocated a percentage of responsibility for the damages awarded or agreed upon. At this point in the case, it is not possible to provide an estimate of the percentage of liability, if any, that AC Products ultimately may bear. Accordingly, it is not possible at this time to estimate the amount, if any, that ACP ultimately may be required to pay in settlement or to satisfy any adverse judgement as a result of the filing of this action or to assess whether the payment of such amount would be material to the Company.

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $134 and $168 was accrued at December 31, 2005 and December 31, 2004, respectively, to provide for such anticipated future environmental assessments and remediation costs.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than its existing insurance policies and proceeds from an insurance settlement received in late 2005. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgements against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $10,100 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases have been handled to date by the subsidiary’s primary and excess insurers who agreed to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary is challenging the applicability of these limits to the claims being brought against the subsidiary. In response to this challenge, one of these carriers entered into a settlement and release agreement with the subsidiary for $15,000. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. The subsidiary has additional coverage under its excess policies. The Company believes, however, that if the coverage issues under the primary policies with the other carriers are resolved adversely to the subsidiary, the subsidiary’s insurance coverage will likely be exhausted. As a result, liabilities in respect of claims may exceed coverage available to the subsidiary. See also Notes 16 and 17 of Notes to Consolidated Financial Statements.

If the subsidiary’s assets and insurance coverage were to be exhausted, claimants of the subsidiary may actively pursue claims against the Company because of the parent-subsidiary relationship. Although asbestos litigation is particularly difficult to predict, especially with respect to claims that are currently not being actively pursued against the Company, the Company does not believe that such claims would have merit or that the Company would be held to have liability for any unsatisfied obligations of the subsidiary as a result of such claims. After evaluating the nature of the claims filed against the subsidiary and the small number of such claims that have resulted in any payment, the potential availability of additional insurance coverage at the subsidiary level, the additional availability of the Company’s own insurance and the Company’s strong defenses to claims that it should be held responsible for the subsidiary’s obligations because of the parent-subsidiary relationship, the Company believes it is not probable that the Company will incur any material losses.

The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

The Company leases certain manufacturing and office facilities and equipment under non-cancelable operating leases with various terms from one to 25 years expiring in 2020. Rent expense for 2005, 2004, and 2003 was $5,165, $5,037, and $4,771, respectively. The Company’s minimum rental commitments under non-cancelable operating leases at December 31, 2005, were approximately $4,358 in 2006, $3,909 in 2007, $3,203 in 2008, $1,693 in 2009, $1,357 in 2010, and $7,153 thereafter.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 19—Quarterly Results (unaudited)

	First	Second	Third	Fourth
2005
Net sales	$104,161	$107,042	$105,751	$107,079
Gross profit	30,927	32,709	33,877	32,301
Operating income	1,478	3,589	3,940	(5,853)
Net income	3,126	1,795	2,212	(5,445)
Net income per share—basic	$0.32	$0.19	$0.23	$(0.56)
Net income per share—diluted	$0.32	$0.18	$0.23	$(0.56)
2004
Net sales	$98,131	$98,683	$99,667	$104,214
Gross profit	32,455	32,544	31,691	34,187
Operating income	5,857	5,335	2,442	3,257
Net income	3,309	2,847	1,154	1,664
Net income per share—basic	$0.35	$0.30	$0.12	$0.17
Net income per share—diluted	$0.33	$0.29	$0.12	$0.17

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, Quaker’s management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Report, has included in its Report of Independent Registered Public Accounting Firm, included in Item 8, its attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, which is incorporated herein by this reference.

Changes in Internal Controls Over Financial Reporting

The Company is in the process of implementing a global ERP system. At the end of 2005, subsidiaries representing more than 60% of consolidated revenue were operational on the global ERP system. Additional subsidiaries and CMS sites are planned to be implemented during 2006. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Incorporated by reference is (i) the information beginning immediately following the caption “Proposal 1—Election of Directors and Nominee Biographies” in the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 10, 2006 to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2005 (the “2006 Proxy Statement”) to, but not including, the caption “Compensation of Directors,” (ii) the information in the 2006 Proxy Statement beginning immediately following the caption “Board Committees and Meeting Attendance” to, but not including, the caption “Proposal 2-Approval of the 2001 Global Annual Incentive Plan,” (iii) the information in the 2006 Proxy Statement beginning with and including the caption, “Section 16(a) Beneficial Ownership Reporting Compliance” to, but not including the caption “General,” and (iv) the information appearing in Item 4(a) of this Report.

In addition to the information incorporated by reference from the 2006 Proxy Statement, Mr. Robert P. Hauptfuhrer (Age 74), who has been a director of the Registrant since 1977, has reached the mandatory retirement age and therefore is not eligible for reelection as a director. Mr. Hauptfuhrer is the former Chairman of the Board and Chief Executive Officer of Oryx Energy Company.

The Company has a compliance program, the governing documents of which include a Code of Conduct (which is applicable to all of the Company’s directors, executive officers and employees) and a Financial Code of Ethics for Senior Financial Officers (which is applicable to the Chief Executive Officer, Chief Financial Officer, Global Controller, Controllers of each of the Company’s majority-owned affiliates, Assistant Global Controller, and other individuals performing similar functions designated by the Company’s Board of Directors). The Audit Committee oversees the administration of the program and is directly responsible for the disposition of all reported violations of the Financial Code of Ethics for Senior Financial Officers and complaints received regarding accounting, internal accounting controls, or audit matters. In addition, the Audit Committee approves any waivers to the Code of Conduct for directors and executive officers. The Code of Conduct, Financial Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and Audit, Compensation/Management Development and Governance Committee Charters have been posted on and are available free of charge by accessing the Investors—Corporate Governance section of our Web site at http://www.quakerchem.com or by written request addressed to Quaker Chemical Corporation, One Quaker Park, 901 Hector Street, Conshohocken, PA 19428 to the attention of Irene Kisleiko, Assistant Secretary of the Company.

The Board has affirmatively determined that three of the four members of the Audit Committee, including its current Chairman, William R. Cook, meet the criteria for an “audit committee financial expert” as defined in Item 401 of SEC Regulation S-K. Each member of the Audit Committee, including Mr. Cook, is “independent” as defined in the listing standards of the New York Stock Exchange.

Item 11.	Executive Compensation.

Incorporated by reference is the information in the 2006 Proxy Statement (i) beginning immediately following the caption “Compensation of Directors” to, but not including, the caption “Board Committees and Meeting Attendance,” (ii) beginning immediately following the caption “Executive Compensation” to, but not including, the caption “Report of the Compensation/Management Development Committee on Executive Compensation” and (iii) immediately following the caption “Compensation Committee Interlocks and Insider Participation” to, but not including, the caption “Report of the Audit Committee.”

Item 12.	Security Ownership of Certain Beneficial Owners, and Management and Related Stockholder Matters.

Incorporated by reference is the information in the 2006 Proxy Statement beginning immediately following the caption “Stock Ownership of Certain Beneficial Owners and Management” to, but not including, the subcaption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2005. Each number of securities reflected in the table is a reference to shares of Quaker common stock.

Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,183,485	19.88	525,319	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	1,183,485	19.88	525,319

(1)	As of December 31, 2005, 357,500 of these shares were available for issuance as restricted stock awards under the Company’s 2001 Global Annual Incentive Plan, 109,128 shares were available for issuance upon the exercise of stock options and/or as restricted stock awards under the Company’s 2001 Long-Term Performance Incentive Plan, and the other 58,691 shares were available for issuance under the 2003 Director Stock Ownership Plan.

Item 13.	Certain Relationships and Related Transactions.

No information is required to be provided in response to this Item 13.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference is the information in the 2006 Proxy Statement beginning with the subcaption “Audit Fees” to, but not including the statement recommending a vote for ratification of the Company’s independent auditors.

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

3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a) —	Amended and Restated Articles of Incorporation dated July 16, 1990. Incorporated by reference to Exhibit 3(a) as filed by Registrant with Form 10-K for the year 1996.

3(b) —	By-laws as amended through May 6, 1998. Incorporated by reference to Exhibit 3(b) as filed by Registrant with Form 10-K for the year 1998.

4 —	Shareholder Rights Plan dated March 6, 2000. Incorporated by reference to Form 8-K as filed by the Registrant on March 7, 2000.

10(a) —	Long-Term Performance Incentive Plan as approved May 5, 1993. Incorporated by reference to Exhibit 10(a) as filed by the Registrant with Form 10-K for the year 1993.*

10(i) —	Employment Agreement by and between the Registrant and Ronald J. Naples dated August 14, 1995. Incorporated by reference to Exhibit 10(i) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

10(j) —	Amendment to the Stock Option Agreement dated October 2, 1995 by and between the Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(j) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

10(k) —	Employment Agreement by and between Registrant and José Luiz Bregolato dated June 14, 1993. Incorporated by reference to Exhibit 10(k) as filed by Registrant with Form 10-K for the year 1995.*

10(o) —	Amendment No. 1 to Employment Agreement dated January 1, 1997 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(o) as filed by Registrant with Form 10-K for the year 1997.*

10(p) —	Amendment No. 1 to 1995 Naples Restricted Stock Plan and Agreement dated January 21, 1998 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(p) as filed by Registrant with Form 10-K for the year 1997.*

10(t) —	Employment Agreement by and between Registrant and Ronald J. Naples dated March 11, 1999. Incorporated by reference to Exhibit 10(t) as filed by Registrant with Form 10-K for the year 1998.*

10(u) —	Employment Agreement by and between Registrant and Michael F. Barry dated November 30, 1998. Incorporated by reference to Exhibit 10(u) as filed by Registrant with Form 10-K for the year 1998.*

10(dd) —	1999 Long-Term Performance Incentive Plan as approved May 12, 1999, effective January 1, 1999. Incorporated by reference to Exhibit 10(dd) as filed by Registrant with Form 10-K for the year 1999.*

10(ff) —	Deferred Compensation Plan as adopted by the Registrant dated December 17, 1999, effective July 1, 1997. Incorporated by reference to Exhibit 10(ff) as filed by Registrant with Form 10-K for the year 1999.*

10(gg) —	Supplemental Retirement Income Program adopted by the Registrant on November 6, 1984, as amended November 8, 1989. Incorporated by reference to Exhibit 10(gg) as filed by Registrant with Form 10-K for the year 1999.*

10(hh) —	2001 Global Annual Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit 10(hh) as filed by Registrant with Form 10-K for the year 2001.*

10(ii) —	2001 Long-Term Performance Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit 10(ii) as filed by Registrant with Form 10-K for the year 2001.*

10(jj) —	Agreement of Lease between Quaker Park Associates, L.P. and Quaker Chemical Corporation dated December 19, 2000. Incorporated by reference to Exhibit 10(jj) as filed by Registrant with Form 10-K for the year 2001.*

10(kk) —	Asset Purchase Agreement between United Lubricants Corporation and ULC Acquisition Corp. dated January 23, 2002, as amended by Amendment to Purchase Asset Agreement dated February 28, 2002. Incorporated by reference to Exhibit 10(kk) as filed by Registrant with Form 10-K for the year 2001.*

10(mm) —	Credit Agreement between Registrant and ABN AMRO Bank N.V. in the amount of $20,000,000, dated April 12, 2002. Incorporated by reference to Exhibit 10(mm) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2002.

10(nn) —	Promissory Note in the amount of $10,000,000 in favor of ABN AMRO Bank N.V., dated April 15, 2002. Incorporated by reference to Exhibit 10(nn) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2002.

10(oo) —	Stock Purchase Agreement between Epmar Corporation and Quaker Chemical Corporation dated April 22, 2002. Incorporated by reference to Exhibit 10(oo) as filed by the Registrant with Form 10-K for the year 2002.

10(pp) —	First Amendment between Quaker Chemical Corporation and ABN Amro Bank N.V. dated March 25, 2003. Incorporated by reference to Exhibit 10(pp) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2003.

10(qq) —	Credit Agreement between Registrant and PNC Bank, National Association in the amount of $10,000,000, dated June 19, 2003. Incorporated by reference to Exhibit 10(qq) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2003.

10(rr) —	Commercial Note between Registrant and National City Bank, National Association in the amount of $10,000,000, dated June 19, 2003. Incorporated by reference to Exhibit 10(rr) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2003.

10(ss) —	Employment Agreement by and between Registrant and Mark A. Harris, effective January 1, 2001. Incorporated by reference to Exhibit 10(ss) as filed by the Registrant with Form 10-K for the year 2003.*

10(uu) —	Employment Agreement by and between Registrant and L. Wilbert Platzer, effective January 1, 2001. Incorporated by reference to Exhibit 10(uu) as filed by the Registrant with Form 10-K for the year 2003.*

10(ww) —	2003 Director Stock Ownership Plan as approved May 14, 2003. Incorporated by reference to Exhibit 10(ww) as filed by the Registrant with Form 10-K for the year 2003.*

10(yy) —	Change in Control Agreement by and between Registrant and D. Jeffry Benoliel dated June 10, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(yy) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(zz) —	Change in Control Agreement by and between Registrant and Mark Featherstone dated June 10, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(zz) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(aaa) —	Change in Control Agreement by and between Registrant and Jose Luiz Bregolato, dated June 23, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(aaa) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(ccc) —	Amendment No. 1 to Employment Agreement dated March 11, 1999 between Registrant and Ronald J. Naples, effective July 21, 2004. Incorporated by reference to Exhibit 10(ccc) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(ddd) —	Employment Agreement by and between Registrant and Neal E. Murphy, effective July 22, 2004. Incorporated by reference to Exhibit 10(ddd) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(eee) —	Change in Control Agreement by and between Registrant and Neal E. Murphy, effective July 22, 2004. Incorporated by reference to Exhibit 10(eee) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(fff) —	1995 Naples Supplemental Retirement Income Program and Agreement (as amended and restated effective May 14, 2004) between Registrant and Ronald J. Naples dated August 4, 2004. Incorporated by reference to Exhibit 10(fff) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(hhh) —	Change in Control Agreement by and between Registrant and Michael F. Barry, effective May 14, 2004. Incorporated by reference to Exhibit 10(hhh) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(iii) —	Letter Agreement by and between Registrant and Joseph W. Bauer dated March 8, 2005. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K dated March 10, 2005.*

10(jjj) —	Credit Agreement between Registrant and Bank of America, N.A. and ABN AMRO Bank, N.V. and Banc of America Securities LLC, in the amount of $100,000,000, dated October 14, 2005. Incorporated by reference to Exhibit 10(jjj) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2005.

10(kkk) —	Quaker Chemical Corporation Directors’ Deferred Compensation Plan (Amended and Restated as of May 5, 2004).*

10(lll) —	Amendment One to Registrant’s 2001 Long-Term Performance Incentive Plan, effective February 22, 2005. Incorporated by reference to Exhibit 10.1 as filed by Registrant with Form 8-K filed on March 15, 2005.*

10(mmm) —	Form of Stock Option Agreement for associates under Registrant’s 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.2 as filed by Registrant with Form 8-K filed on March 15, 2005.*

10(nnn) —	Settlement Agreement and Release between Registrant, an inactive subsidiary of the Registrant, and Hartford Accident and Indemnity Company dated December 12, 2005.

10(ooo) —	Amendment to Registrant’s Deferred Compensation Plan for key officers dated December 20, 2005. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on December 22, 2005.*

10(ppp) —	Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on March 6, 2006.*

21 —	Subsidiaries and Affiliates of the Registrant

23 —	Consent of Independent Registered Public Accounting Firm

31.1 —	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 —	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 —	Certification of Ronald J. Naples pursuant to 18 U.S.C. Section 1350.

32.2 —	Certification of Neal E. Murphy pursuant to 18 U.S.C. Section 1350.

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.

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

Date: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ RONALD J. NAPLES Ronald J. Naples Chairman of the Board and Chief Executive Officer	Principal Executive Officer and Director	March 6, 2006

/s/ NEAL E. MURPHY Neal E. Murphy Vice President, Chief Financial Officer and Treasurer	Principal Financial Officer	March 6, 2006

/s/ MARK A. FEATHERSTONE Mark A. Featherstone Vice President and Global Controller	Principal Accounting Officer	March 6, 2006

/s/ JOSEPH B. ANDERSON, JR. Joseph B. Anderson, Jr.	Director	March 6, 2006

Patricia C. Barron	Director	March , 2006

/s/ DONALD R. CALDWELL Donald R. Caldwell	Director	March 6, 2006

/s/ ROBERT E. CHAPPELL Robert E. Chappell	Director	March 6, 2006

/s/ WILLIAM R. COOK William R. Cook	Director	March 6, 2006

/s/ EDWIN J. DELATTRE Edwin J. Delattre	Director	March 6, 2006

/s/ ROBERT P. HAUPTFUHRER Robert P. Hauptfuhrer	Director	March 6, 2006

/s/ ROBERT H. ROCK Robert H. Rock	Director	March 6, 2006