Form 10-Q
period 2006-03-31
QUAKER CHEMICAL CORP
filed 2006-05-05
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐                 Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on April 30, 2006	9,809,108

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

Item 1. Financial Statements

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited
	(Dollars in thousands, except par value and share amounts)
	March 31, 2006	December 31, 2005*
ASSETS
Current assets
Cash and cash equivalents	$9,605	$16,121
Accounts receivable, net	101,524	93,943
Inventories
Raw materials and supplies	21,119	20,016
Work-in-process and finished goods	29,066	25,802
Prepaid expenses and other current assets	12,541	10,111

Total current assets	173,855	165,993

Property, plant and equipment, at cost	144,367	140,903
Less accumulated depreciation	87,414	84,006

Net property, plant and equipment	56,953	56,897
Goodwill	37,237	35,418
Other intangible assets, net	8,494	8,703
Investments in associated companies	6,472	6,624
Deferred income taxes	24,856	24,385
Other assets	34,588	33,975

Total assets	$342,455	$331,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,643	$5,094
Accounts and other payables	53,546	52,923
Accrued compensation	9,068	9,818
Other current liabilities	17,332	19,053

Total current liabilities	82,589	86,888
Long-term debt	79,989	67,410
Deferred income taxes	4,792	4,608
Other non-current liabilities	58,740	60,573

Total liabilities	226,110	219,479

Minority interest in equity of subsidiaries	6,636	6,609

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued 2006- 9,804,154, 2005 9,726,385 shares	9,804	9,726
Capital in excess of par value	3,768	3,574
Retained earnings	111,752	111,317
Accumulated other comprehensive (loss)	(15,615)	(18,710)

Total shareholders’ equity	109,709	105,907

Total liabilities and shareholders’ equity	$342,455	$331,995

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (Dollars in thousands, except per share and share amounts)
	Three Months Ended March 31,
	2006	2005
Net sales	$109,816	$104,161
Cost of goods sold	77,331	73,234

Gross margin	32,485	30,927
Selling, general and administrative expenses	27,362	28,217
Restructuring and related activities, net	—	1,232

Operating income	5,123	1,478
Other income, net	128	4,868
Interest expense	(1,230)	(758)
Interest income	265	324

Income before taxes	4,286	5,912
Taxes on income	1,553	1,921

	2,733	3,991
Equity in net income of associated companies	113	53
Minority interest in net income of subsidiaries	(304)	(918)

Net income	$2,542	$3,126

Per share data:
Net income – basic	$0.26	$0.32
Net income – diluted	$0.26	$0.32
Dividends declared	$0.215	$0.215
Based on weighted average number of shares outstanding:
Basic	9,723,432	9,643,681
Diluted	9,816,149	9,883,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands)
	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$2,542	$3,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,495	2,268
Amortization	351	306
Equity in undistributed earnings of associated companies, net of dividends	92	(53)
Minority interest in earnings of subsidiaries	304	918
Deferred income taxes	(361)	—
Deferred compensation and other, net	(184)	299
Stock-based compensation	171	89
Restructuring and related activities, net	—	1,232
Gain on sale of partnership assets	—	(2,989)
Insurance settlement realized	(72)	—
Pension and other postretirement benefits	(1,865)	(207)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(6,425)	(3,751)
Inventories	(3,696)	1,599
Prepaid expenses and other current assets	(2,330)	391
Accounts payable and accrued liabilities	245	(5,395)
Change in restructuring liabilities	(2,912)	(640)

Net cash (used in) operating activities	(11,645)	(2,807)

Cash flows from investing activities
Investments in property, plant and equipment	(1,655)	(1,628)
Payments related to acquisitions	(1,000)	(6,700)
Proceeds from partnership disposition of assets	—	2,989
Proceeds from disposition of assets	—	647
Interest received on insurance settlement	75	—
Change in restricted cash, net	(3)	—

Net cash (used in) investing activities	(2,583)	(4,692)

Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(2,504)	2,064
Long-term debt borrowings	12,340	—
Repayment of long-term debt	(233)	(282)
Dividends paid	(2,090)	(2,079)
Issuance of common stock	101	—
Distributions to minority shareholders	(350)	(2,204)
Other, net	—	(9)

Net cash provided by (used in) financing activities	7,264	(2,510)

Effect of exchange rate changes on cash	448	(971)

Net (decrease) in cash and cash equivalents	(6,516)	(10,980)
Cash and cash equivalents at beginning of period	16,121	29,078

Cash and cash equivalents at end of period	$9,605	$18,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. Certain reclassifications of prior year’s data have been made to improve comparability. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2005.

In February 2005, the Company announced that its real estate joint venture had sold its real estate assets, which resulted in $4,187 of proceeds to the Company after payment of the partnership obligations. The proceeds include $2,989 related to the sale by the Company’s real estate joint venture of its real estate holdings as well as $1,198 of preferred return distributions. These proceeds are included in other income for 2005.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $11,033 and $8,412 for the three months ended March 31, 2006 and 2005, respectively.

Note 2 – Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R requires the recognition of the fair value of stock compensation in net income. The Company elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (e.g. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in the Company’s previous filings.

Prior to January 1, 2006, the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”. As such, no compensation cost was recognized for employee stock options that had exercise prices equal to the fair market value of our common stock at the date of granting the option. The Company also complied with the pro forma disclosure requirements of SFAS No. 123 “Accounting for Stock Based Compensation”, and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”.

SFAS 123R requires the Company to present proforma information for the comparative period prior to the adoption as if the Company had accounted for all employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year period (dollars in thousands, except per-share data):

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Three Months Ended March 31, 2005
Net Income – as reported	$3,126
Add: Stock-based employee compensation expense included in net income, net of related tax effects	78
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(304)

Pro forma net income	$2,900

Earnings per share:

Basic – as reported	$0.32

Basic – pro forma	$0.30

Diluted – as reported	$0.32

Diluted – pro forma	$0.29

The Company recognized approximately $171 of share–based compensation expense and the related tax benefits of $60 in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2006. The compensation expense was comprised of $41 related to stock options, $93 related to nonvested stock awards, $8 related to the Company’s Employee Stock Purchase Plan and $29 related to the Company’s Director’s Stock Ownership Plan. The Company did not grant any stock option awards during the three months ended March 31, 2006. The amount of compensation cost recognized in 2006 for stock option awards reflects amortization relating to the remaining unvested portion of stock option awards granted prior to January 1, 2006. The estimated fair value of the options granted during prior years was calculated using a Black-Scholes model. The Black-Scholes model incorporates assumptions to value stock-based awards. The Company will continue to use the Black Scholes option pricing model to value share-based awards. The estimated fair value of the Company’s share-based awards is amortized on a straight–line basis over the awards’ vesting period. The risk-free rate of interest for periods within the contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data on exercise timing to determine the expected life assumption. The assumptions used for stock option grants made in the first quarter of 2005 include the following: dividend yield of 3.4%, expected volatility of 22.6%, risk-free interest rate of 3.9% and an expected life of 5 years.

Based on our historical experience, we have assumed a forfeiture rate of 8% over the remaining life of our unvested options and 13% on the nonvested stock. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

The adoption of SFAS 123R had an impact of $41 due to the accrual of compensation expense on the previously granted unvested stock options for the three months ended March 31, 2006.

No compensation expense related to stock option grants had been recorded in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2005, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Accordingly, results for prior periods have not been restated.

The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options are exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant for options issued in 1999 or later and ten years for options issued in prior years. Beginning in 1999, the LTIP program provided

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

for common stock awards, the value of which was generally determined based on Company performance over a three-year period. Common stock awards issued in 2006 under the LTIP program are subject only to time vesting over a three-year period. In addition, as part of the Company’s Global Annual Incentive Plan (“GAIP”), nonvested shares may be issued to key employees.

Stock option activity under all plans during the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2005	1,183,485	19.88
Options granted	—	—
Options exercised	(46,150)	14.59
Options forfeited	(2,375)	23.08
Options expired	(17,015)	22.04
Balance at March 31, 2006	1,117,945	20.06	3
Exercisable at March 31, 2006	1,057,984	19.77	3

The total intrinsic value of options exercised during the quarter ended March 31, 2006 was approximately $299. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of March 31, 2006, the total intrinsic value of options outstanding was approximately $2,656, and the total intrinsic value of exercisable options was approximately $2,652.

A summary of the Company’s outstanding stock options at March 31, 2006 is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/06	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/06	Weighted Average Exercise Price
$13.30—$15.96	165,500	1	$14.23	165,500	$14.23
15.97— 18.62	175,950	2	17.58	175,950	17.58
18.63— 21.28	409,625	3	20.14	409,625	20.14
21.29— 23.94	196,020	5	21.91	187,520	21.94
23.95— 26.60	170,850	5	25.99	119,389	26.03

	1,117,945	3	20.06	1,057,984	19.77

As of March 31, 2006, unrecognized compensation expense related to nonvested stock options was $50 to be recognized over the remainder of 2006.

Under the Company’s LTIP plan, 29,650 shares of nonvested stock were granted during the first quarter of 2006 at a weighted average grant date fair value of $19.99 per share. None of these awards were vested or were forfeited and were all outstanding as of March 31, 2006. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of March 31, 2006, unrecognized compensation expense related to these awards was $501, to be recognized over a weighted average remaining period of 3 years.

Under the Company’s GAIP plan, 42,500 shares of nonvested stock were granted during the second quarter of 2005 at a weighted average grant date fair value of $20.12 per share. There were no new grants under this plan during the first quarter of 2006. None of these awards vested or were forfeited and were all outstanding as of March 31, 2006. As of March 31, 2006, unrecognized compensation expense related to these awards was $568, to be recognized over a weighted average remaining period of 2 years.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Employee Stock Purchase Plan

In 2000, the Board adopted an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participants account at the end of each month, the “Investment Date”. The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed on the Investment Date. All employees, including officers, are eligible to participate in this plan. A participant may withdraw all uninvested payment balances credited to a participants account at any time by giving written notice to the Committee. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock are not eligible to participate in this plan.

2003 Director Stock Ownership Plan

In March 2003, our board of directors approved a stock ownership plan for each member of our board of directors to encourage the directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan are 75,000, subject to certain conditions that the committee may elect to adjust the number of shares. As of March 31, 2006, the committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the board of directors. As of May 1, 2005, each Director who owned less than 7,500 shares of Company Common Stock was required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owned 7,500 or more shares of Company Common Stock receives 35% of the annual retainer in Common Stock and 65% of the annual retainer in cash with the option to receive common stock in lieu of the annual retainer. As of May 1, 2005 the annual retainer was $24. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported by the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. For the three months ending March 31, 2006 and 2005, the Company recorded approximately $29 for 2006 and 2005.

Note 3 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended March 31,
	2006	2005
Numerator for basic EPS and diluted EPS– net income	$2,542	$3,126

Denominator for basic EPS–weighted average shares	9,723,432	9,643,681
Effect of dilutive securities, primarily employee stock options	92,717	240,046

Denominator for diluted EPS–weighted average shares and assumed conversions	$9,816,149	$9,883,727

Basic EPS	$0.26	$0.32
Diluted EPS	$0.26	$0.32

The following number of stock options are not included in the earnings per share since in each case the exercise price is greater than the market price: 666,920 and 236,725 for the three months ended March 31, 2006 and 2005, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 4 – Business Segments

The Company’s reportable segments are as follows:

(1) Metalworking process chemicals – industrial process fluids for various heavy industrial and manufacturing applications.

(2) Coatings – temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3) Other chemical products – other various chemical products.

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments:

	Three Months Ended March 31,
	2006	2005
Metalworking Process Chemicals
Net Sales	$101,916	$97,218
Operating Income	13,838	11,403

Coatings
Net Sales	7,477	5,963
Operating Income	1,932	1,408

Other Chemical Products
Net Sales	423	980
Operating Income	(43)	192

Total
Net Sales	109,816	104,161
Operating Income	15,727	13,003

Non-operating expenses	(10,253)	(11,219)

Amortization	(351)	(306)

Interest expense	(1,230)	(758)

Interest income	265	324

Other income, net	128	4,868

Consolidated income before taxes	$4,286	$5,912

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Note 5 – Comprehensive Income

The following table summarizes comprehensive income:

	Three Months Ended March 31,
	2006	2005
Net income	$2,542	$3,126
Change in fair value of derivatives	359	—
Unrealized gain on available-for-sale-securities	131	—
Foreign currency translation adjustments	2,605	(4,037)

Comprehensive income	$5,637	$(911)

Note 6 – Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization primarily in Europe and reduce operating costs (2001 program). Included in the restructuring charges were provisions for severance of 53 employees. The charge comprised $2,807 related to employee separations, $2,450 related to facility rationalization charges, and $597 related to abandoned acquisitions. In January of 2005, the last severance payment under the 2001 program was made and the Company reversed $117 of unused restructuring accruals related to this program. In 2005, the Company completed the sale of its Villeneuve, France site for $1,907, which completed all actions contemplated by this program. The Company reversed $159 of unused restructuring accruals related to this program in the fourth quarter of 2005.

In 2003, Quaker’s management approved a restructuring plan (2003 program). Included in the 2003 restructuring charge were provisions for severance for 9 employees totaling $273. As of March 31, 2005, all severance payments were completed and the Company reversed $59 of unused restructuring accruals related to this program, which completed all actions contemplated by this program.

In the first quarter of 2005, Quaker’s management approved a restructuring plan (2005 1st Quarter Program). Included in the first quarter 2005 restructuring charge were provisions for severance for 16 employees totaling $1,408. At December 31, 2005, all severance payments were completed. The Company reversed $96 of unused restructuring charges related to this program in the fourth quarter of 2005, which completed all actions contemplated by this program.

In the fourth quarter of 2005, Quaker’s management approved a restructuring plan (2005 4th Quarter Program) with the goal of significantly reducing operating costs in the U.S. and Europe. The restructuring plan included involuntary terminations, a freeze of the Company’s U.S. pension plan, a voluntary early retirement window to certain U.S. employees, with enhanced pension and other post retirement benefits. Included in the restructuring charges were provisions for severance (voluntary and involuntary) of 55 employees. Restructuring and related charges of $9,344 were recognized in the fourth quarter of 2005. The charge comprised $4,024 related to severance for involuntary terminations, $1,017 related to one-time payments for voluntary early retirement, and $2,668 related to the U.S. pension plan freeze and $1,635 for the enhanced pension and other post retirement benefits related to voluntary early retirement participants. The Company expects to complete the initiatives contemplated under this program during 2006.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking segment, are as follows:

Employee Separations
2005 4th Quarter Program:
December 31, 2005 ending balance	$4,033
Payments	(2,912)

March 31, 2006 ending balance	$1,121

Note 7 – Business Acquisitions and Divestitures

In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6,700. In addition, annual $1,000 payments for four years will be paid subject to the former minority partners’ compliance with the terms of the purchase agreement. The first $1,000 payment was made in March 2006 and was recorded as goodwill assigned to the Metalworking Process Chemicals Segment.

Note 8 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2005	$28,149	$7,269	$35,418
Goodwill additions	1,000	—	1,000
Currency translation adjustments	819	—	819

Balance as of March 31, 2006	$29,968	$7,269	$37,237

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2006 and December 31, 2005 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2006	2005	2006	2005
Amortized intangible assets
Customer lists and rights to sell	$6,870	$6,703	$2,271	$2,095
Trademarks and patents	1,788	1,788	1,738	1,724
Formulations and product technology	3,278	3,278	1,340	1,240
Other	2,997	2,976	1,690	1,583

Total	$14,933	$14,745	$7,039	$6,642

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

The Company recorded $351 and $306 of amortization expense in the first three months of 2006 and 2005, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2006	$1,387
For the year ended December 31, 2007	$966
For the year ended December 31, 2008	$878
For the year ended December 31, 2009	$870
For the year ended December 31, 2010	$706
For the year ended December 31, 2011	$652

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Note 9 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three months ended March 31, are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Service Cost	$600	$1,340	$8	$4
Interest cost and other	1,726	1,326	155	151
Expected return on plan assets	(1,652)	(1,273)	—	—
Other amortization, net	351	276	—	—
FAS 88 (Gain) due to curtailment	(942)	—	—	—

Net periodic benefit cost	$83	$1,669	$163	$155

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to make minimum cash contributions of $8,024 to its pension plans and $1,124 to its other postretirement benefit plan in 2006. As of March 31, 2006, $3,026 and $282 of contributions have been made, respectively.

In accordance with local legislation, effective January 1, 2006, one of the Company’s European pension plans was partially curtailed to eliminate the supplemental early retirement payments for certain individuals. A curtailment gain of $942 was recognized in the first quarter of 2006.

Note 10 – Commitments and Contingencies

The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites operated by unaffiliated third parties. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. Voluntarily in coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. The Company believes that the remaining potential-known liabilities associated with these matters range from approximately $1,300 to $1,500, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses and damages will not be incurred in excess of the amount reserved.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination containing tetrachloroethylene and other compounds, including perchloroethylene (“PCE”). OCWD is seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. ACP seeks to defend this case vigorously on a number of bases including, most significantly, that it voluntarily investigated and remediated some or all of the PCE that appears to have originated at this facility. In cases such as these, parties often are allocated a percentage of responsibility for damages awarded or agreed upon. At this point in the case, it is not possible to provide an estimate of the percentage of liability, if any, that ACP ultimately may bear. Accordingly, it is not possible at this time to estimate the amount, if any, that ACP ultimately may be required to pay in settlement or to satisfy any adverse judgement as a result of the filing of this action or to assess whether the payment of such amount would be material to the Company.

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $134 was accrued at March 31, 2006 and December 31, 2005, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than its existing insurance policies and proceeds from an insurance settlement received in late 2005. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $10,100 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases have been handled to date by the subsidiary’s primary and excess insurers who agreed to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary is challenging the applicability of these limits to the claims being brought against the subsidiary. In response to this challenge, one of these carriers entered into a settlement and release agreement with the subsidiary for $15,000. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. The subsidiary has additional coverage under its excess policies. The Company believes, however, that if the coverage issues under the primary policies with the other carriers are resolved adversely to the subsidiary, the subsidiary’s insurance coverage will likely be exhausted. As a result, liabilities in respect of claims may exceed coverage available to the subsidiary. See also Notes 16 and 17 of Notes to Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services (“CMS”) for various heavy industrial and manufacturing applications around the globe, with significant sales to the steel and automotive industries. While comparisons to the prior period are difficult due to a number of non-recurring items affecting results, the Company’s core earnings have improved. The primary contributors were higher revenues due to volume growth and pricing actions, which resulted in increased gross margin dollars as compared to the first quarter of 2005, and lower selling, general and administrative (“SG&A”) expenses, primarily as a result of the 2005 restructuring and related activities. The first quarter of 2006 included a pension gain of $0.9 million.

The business environment in which the Company operates remains challenging. Raw material and third party product costs continue to escalate due in part to higher crude oil prices. In certain instances, the Company faces competitive or contractual constraints limiting pricing actions to recover these higher costs. In addition, certain of our customers are dealing with demand and industry shifts, resulting in varying end market conditions for the Company’s product markets.

Earnings per diluted share of $0.26 for the first quarter of 2006 is below the $0.32 reported for the first quarter of 2005, however, there are some significant factors impacting the quarterly comparisons. First quarter 2005 results included a $4.2 million pretax gain from the sale of property by the Company’s real estate joint venture as well as $1.2 million charge for restructuring and related activities. Contributing to the improved core earnings was the first quarter 2005 acquisition of the remaining 40% interest in the Company’s Brazilian affiliate, which resulted in lower minority interest in the first quarter of 2006 as compared to prior period. Also, in the first quarter of 2006, the Company recorded a gain of $0.9 million as a result of a legislative change, effective January 1, 2006, pertaining to one of its European pension plans.

The revenue growth in the first quarter of 2006 was primarily due to increased selling prices as well as higher volume in China. Higher selling prices and renegotiations of certain CMS contracts significantly offset higher raw material and third-party finished product costs resulting in higher gross margin dollars but a similar gross margin as a percentage of sales as compared to the first quarter of 2005. Raw material costs, primarily crude derivatives, continued to increase during the quarter, mitigating pricing actions intended to improve gross margins as a percentage of sales.

SG&A for the quarter decreased $0.9 million as compared to the first quarter of 2005. Cost savings from restructuring efforts completed in 2005 were partially offset by increased spending in higher growth areas, higher variable compensation and inflationary and other increases. SG&A for the first quarter of 2006 was also positively impacted by the aforementioned pension gain of $0.9 million.

In summary, the Company’s earnings for the first quarter show a marked improvement over the last several quarters, before considering such prior year items as the real estate gains and restructuring costs. The Company’s restructuring efforts are positively impacting bottom line results in accordance with expectations; however, improvements in gross margin as a percentage of sales will depend upon a sustained period of stable or declining raw material costs. The Company remains focused on pursuing revenue opportunities, managing its raw material and other costs and pursuing pricing initiatives.

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

With this new approach, the Company was awarded a series of multi-year CMS contracts primarily at General Motors Powertrain, DaimlerChrysler and Ford manufacturing sites in 2003, 2004, 2005 and 2006. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and should position the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This new approach has also had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, the revenue and costs from these sales are reported on a net sales or “pass-through” basis. As discussed above, the structure of the new CMS approach is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, the Company recognizes in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold, the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions. There are two critical success factors for this new approach. First, is to create savings for a customer based on our ability to help apply the product better and improve the customer’s own processes. Second, is to convert more of the product being used to Quaker product rather than a competitor’s product. The Company’s U.S. CMS program continued to contribute to profitability in the first quarter of 2006, demonstrating a considerable improvement compared to the first quarter of 2005 as a result of the renegotiations of certain contracts.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $9.6 million at March 31, 2006 from $16.1 million at December 31, 2005. The decrease resulted primarily from $11.6 million of cash used in operating activities, $2.6 million of cash used in investing activities, offset in part by $7.3 million of cash provided by financing activities.

Net cash flows used in operating activities were $11.6 million for the first three months of 2006 compared to $2.8 million for the first three months of 2005. Increased investments in working capital and higher net pension plan contributions were the primary drivers of the increased use of cash over the prior year. Higher sales levels and raw material costs as well as the start up of new CMS contracts in the U.S. contributed to the increased use of cash from the Company’s working capital accounts. The change in prepaid expenses and other current assets is reflective of a refund of $2.0 million received in January 2005, relating to an overpaid tax position in the Company’s European operations at the end of 2004. The Company also had significantly higher restructuring payments in the first quarter of 2006 as a result of the actions taken in the fourth quarter of 2005.

Net cash flows used in investing activities were $2.6 million in the first three months of 2006 compared to $4.7 million in the same period of 2005. The decreased use of cash was primarily due to higher payments related to an acquisition in the prior year, offset in part by proceeds from the disposition of partnership assets in the prior year. In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6.7 million. In accordance with the purchase agreement, the Company made the first of four contingent annual payments of $1.0 million in the first quarter of 2006. In the first quarter of 2005, the Company received $3.0 million of proceeds in connection with the sale of real estate assets by the Company’s real estate joint venture. The Company also received $0.6 million of cash proceeds in the first quarter of 2005 from the sale of its Villeneuve, France site.

Net cash flows provided by financing activities were $7.3 million for the first three months of 2006 compared to $2.5 million of cash used in financing activities in the first three months of 2005. The increase was caused primarily by greater borrowings in 2006 compared to 2005 used to fund the Company’s working capital needs as well as the restructuring actions taken in the fourth quarter of 2005. In addition, higher distributions paid to the minority shareholders of certain of the Company’s affiliates in 2005 contributed to the change in cash flows. The increase in distributions to minority shareholders was driven in large part by a distribution made prior to the Company’s acquisition of the remaining 40% interest in its Brazilian joint venture described above.

The Company had a net debt-to-total capital ratio of 40% at March 31, 2006 compared to 35% at December 31, 2005. At March 31, 2006, the Company had approximately $74.1 million outstanding on its credit lines compared to $63.8 million at December 31, 2005. The Company further believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of First Quarter 2006 with First Quarter of 2005

Net sales for the first quarter of 2006 were $109.8 million, up 5.4% from $104.2 million for the first quarter of 2005. The increase in net sales was attributable to higher sales prices and volume growth of 6.6% offset by foreign exchange rate translation, which negatively impacted net sales by approximately 1.2%. Volume growth was mainly attributable to market share growth and increased demand in China. Selling price increases were implemented across all regions and market segments to offset significantly higher raw material costs.

Gross margin as a percentage of sales was 29.6% for the first quarter of 2006 as compared to 29.7% for the first quarter of 2005 and 30.2% for the fourth quarter of 2005. Higher selling prices and a stronger performance from the Company’s CMS business helped maintain margins notwithstanding continued increases in raw material prices, particularly crude oil derivatives.

Selling, general and administrative expenses (“SG&A”) for the quarter decreased $0.9 million. Cost savings from restructuring efforts completed in 2005 were partially offset by increased spending in higher growth areas, higher variable compensation, and inflationary and other increases. In addition, due to a legislative change effective January 1, 2006, the company recorded a pension gain of $0.9 million relating to one of its European pension plans.

The decrease in other income is largely due to the $4.2 million of pre-tax gain received from the Company’s real estate joint venture in the first quarter of 2005. The remainder of the decrease was the result of foreign exchange losses in the first quarter of 2006 compared to gains in the first quarter of 2005. The increase in net interest expense is attributable higher average borrowings and higher interests rates.

The effective tax rate for the first three months of 2006 was 36.2% versus 32.5% during the first three months of 2005. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. The most significant factor impacting the effective tax rate was a shifting mix of income among taxing jurisdictions. At the end of 2005, the Company had net U.S. deferred tax assets totaling $15.3 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The continued upward pressure in the Company’s crude-oil based raw materials has outpaced the Company’s selling price increases, negatively impacting U.S. profitability. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact U.S. taxable income.

The decrease in minority interest expense from the first quarter of 2005 is primarily due to the acquisition of the remaining 40% interest in its Brazilian affiliate in March of 2005.

Net income for the first quarter was $2.5 million as compared to $3.1 million for the first quarter of last year which included the aforementioned $4.2 million of pretax real estate gain and the $1.2 million pretax restructuring charge included in the first quarter of 2005.

Segment Reviews - Comparison of the First Quarter 2006 with First Quarter of 2005

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 92% of the Company’s net sales for the first quarter of 2006. Net sales were up $4.7 million, or 5%, compared with the first quarter of 2005. Foreign currency translation negatively impacted net sales by approximately 1%, driven by the Euro to U.S. dollar exchange rate offset in part by the Brazilian Real to U.S. dollar rate. The Euro to U.S. dollar exchange rate was 1.2 in the first quarter of 2006 versus 1.3 in the first quarter of 2005, while the Brazilian Real exchange rate was 0.46 in the first quarter of 2006 versus 0.38 in the first quarter of 2005. Net sales was positively impacted by 22% growth in Asia/Pacific, 3% growth in South America, and 4% growth in both North America and Europe, all on a constant currency basis. The growth in net sales was attributable to higher sales prices and volume growth. The majority of the volume growth came from increased demand in China, while price increases implemented across all regions helped to partially offset higher raw material costs. The $2.4 increase in this segment’s operating income compared to the first quarter of 2005 is largely reflective of the Company’s pricing actions, improved performance from the Company’s U.S CMS business, and savings generated from the Company’s 2005 restructuring efforts.

Coatings:

The Company’s Coatings segment, which represented approximately 7% of the Company’s net sales for the first quarter of 2006, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $1.5 million, or 25%, for the first quarter of 2006 compared with the prior year period primarily due to higher chemical milling maskant sales to the aerospace industry with a recent increase in aircraft build rates. This segment’s operating income was up $0.5 million consistent with the noted volume increases.

Other Chemical Products:

Other Chemical Products, which represented approximately 1% of net sales in the first quarter of 2006, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales for this segment for the first quarter of 2006 decreased $0.6 million, or 57%, due to a variety of market conditions including reduced demand in the hydrocarbon and wastewater markets and the timing of a large international shipment in the prior year. This segment’s operating income was a slight loss for the first quarter of 2006 versus a profit of $0.2 million in the prior year period, as a result of the noted volume decreases and higher raw material costs.

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

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, forward-looking statements are also included in Quaker’s periodic reports on Forms 10-K and 8-K, press releases and other materials released to the public.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in Quaker’s subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Our forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. A major risk is that the Company’s demand is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production planning shutdowns. Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, and terrorist attacks such as those that occurred on September 11, 2001. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed could also adversely affect us. Therefore, we caution you not to place undue reliance on our forward-looking statements. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quaker is exposed to the impact of changes of interest rates, foreign currency fluctuations, changes in commodity prices, and credit risk.

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of March 31, 2006, Quaker had $74.1 million in borrowings under its credit facilities compared to $63.8 million at December 31, 2005. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. In the fourth quarter of 2005, the Company entered into three interest rate swaps and in the first quarter of 2006 entered into one interest rate swap in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $20.0 million and $15.0 million and a fair value of $0.3 million and $(0.1) million at March 31, 2006 and December 31, 2005, respectively. The counterparties to the swaps are major financial institutions.

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

Credit Risk. Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, where a number of bankruptcies occurred during recent years. Through 2003, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry. In addition, in the third quarter of 2005 the Company recorded additional provisions for doubtful accounts in connection with a customer bankruptcy. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.

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

Changes in internal controls. As previously disclosed, the Company is in the process of implementing a global ERP system. At the end of 2005, subsidiaries representing more than 60% of consolidated revenue were operational on the global ERP system. Additional subsidiaries and CMS sites have been implemented and are planned to be implemented during 2006. The Company is taking the necessary steps to monitor and maintain its internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during this period of change.

PART II. OTHER INFORMATION

Items 1, 1a., 2, 3, 4 and 5 of Part II are inapplicable and have been omitted.

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

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Neal E. Murphy
Date: May 5, 2006	Neal E. Murphy, officer duly authorized to sign this report, Vice President and Chief Financial Officer