Form 10-Q
period 2006-06-30
QUAKER CHEMICAL CORP
filed 2006-08-04
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on July 31, 2006	9,867,884

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

Item 1. Financial Statements

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	June 30, 2006	December 31, 2005*
ASSETS
Current assets
Cash and cash equivalents	$12,111	$16,121
Accounts receivable, net	105,341	93,943
Inventories
Raw materials and supplies	19,664	20,016
Work-in-process and finished goods	29,270	25,802
Prepaid expenses and other current assets	12,775	10,111

Total current assets	179,161	165,993

Property, plant and equipment, at cost	150,400	140,903
Less accumulated depreciation	91,623	84,006

Net property, plant and equipment	58,777	56,897
Goodwill	37,999	35,418
Other intangible assets, net	8,192	8,703
Investments in associated companies	6,607	6,624
Deferred income taxes	24,284	24,385
Other assets	35,564	33,975

Total assets	$350,584	$331,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,393	$5,094
Accounts and other payables	55,917	52,923
Accrued compensation	8,964	9,818
Other current liabilities	16,944	19,053

Total current liabilities	84,218	86,888
Long-term debt	82,684	67,410
Deferred income taxes	4,930	4,608
Other non-current liabilities	58,274	60,573

Total liabilities	230,106	219,479

Minority interest in equity of subsidiaries	7,201	6,609

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued 2006 - 9,866,005, 2005 - 9,726,385 shares	9,866	9,726
Capital in excess of par value	4,154	3,574
Retained earnings	112,622	111,317
Accumulated other comprehensive (loss)	(13,365)	(18,710)

Total shareholders’ equity	113,277	105,907

Total Liabilities and Shareholders’ Equity	$350,584	$331,995

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (dollars in thousands, except per share and share amounts)
	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Net sales	$118,683	$107,042	$228,499	$211,203
Cost of goods sold	82,618	74,333	159,949	147,567

Gross margin	36,065	32,709	68,550	63,636
Selling, general and administrative expenses	29,789	29,120	57,151	57,337
Restructuring and related activities, net	—	—	—	1,232

Operating income	6,276	3,589	11,399	5,067
Other income, net	387	648	515	5,516
Interest expense	(1,378)	(928)	(2,608)	(1,686)
Interest income	126	188	391	512

Income before taxes	5,411	3,497	9,697	9,409
Taxes on income	2,127	1,136	3,680	3,057

	3,284	2,361	6,017	6,352
Equity in net income of associated companies	125	153	238	206
Minority interest in net income of subsidiaries	(417)	(719)	(721)	(1,637)

Net income	$2,992	$1,795	$5,534	$4,921

Per share data:
Net income – basic	$0.31	$0.19	$0.57	$0.51
Net income – diluted	$0.30	$0.18	$0.56	$0.50
Dividends declared	$0.215	$0.215	$0.43	$0.43

Based on weighted average number of shares outstanding:
Basic	9,769,682	9,676,463	9,746,685	9,660,163
Diluted	9,833,117	9,795,798	9,824,968	9,826,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands)
	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities

Net income	$5,534	$4,921
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,893	4,548
Amortization	708	646
Equity in undistributed earnings of associated companies, net of dividends	(33)	28
Minority interest in earnings of subsidiaries	721	1,637
Deferred income taxes	334	—
Deferred compensation and other, net	61	27
Stock-based compensation	385	271
Restructuring and related activities, net	—	1,232
Gain on sale of partnership assets	—	(2,989)
Gain on disposal of property, plant and equipment	(8)	—
Insurance settlement realized	(157)	—
Pension and other postretirement benefits	(2,752)	(368)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(8,746)	(2,481)
Inventories	(2,011)	(721)
Prepaid expenses and other current assets	(2,449)	(171)
Accounts payable and accrued liabilities	1,475	2,718
Change in restructuring liabilities	(3,411)	(1,382)

Net cash (used in) provided by operating activities	(5,456)	7,916

Cash flows from investing activities
Investments in property, plant and equipment	(4,863)	(3,196)
Payments related to acquisitions	(1,069)	(6,700)
Proceeds from partnership disposition of assets	—	2,989
Proceeds from disposition of assets	46	670
Interest received on insurance settlement	154	—
Change in restricted cash, net	3	—

Net cash used in investing activities	(5,729)	(6,237)

Cash flows from financing activities
Net decrease in short-term borrowings	(2,813)	(5,217)
Long-term debt borrowings	14,340	—
Repayments of long-term debt	(474)	(518)
Dividends paid	(4,199)	(4,163)
Issuance of common stock	335	181
Distributions to minority shareholders	(350)	(2,205)

Net cash provided by (used in) by financing activities	6,839	(11,922)

Effect of exchange rate changes on cash	336	(1,728)

Net decrease in cash and cash equivalents	(4,010)	(11,971)
Cash and cash equivalents at beginning of period	16,121	29,078

Cash and cash equivalents at end of period	$12,111	$17,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. Certain reclassifications of prior year’s data have been made to improve comparability. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2005.

In February 2005, the Company announced that its real estate joint venture had sold its real estate assets, which resulted in $4,187 of proceeds to the Company after payment of the partnership obligations. The proceeds include $2,989 related to the sale by the Company’s real estate joint venture of its real estate holdings, as well as $1,198 of preferred return distributions. These proceeds are included in other income for 2005.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $27,314 and $17,335 for the six months ended June 30, 2006 and 2005, respectively.

Note 2 – Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. In addition, the interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this interpretation.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 3 – Stock-Based Compensation

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

Prior to January 1, 2006, the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees.” As such, no compensation cost was recognized for employee stock options that had exercise prices equal to the fair market value of our common stock at the date of granting the option. The Company also complied with the pro forma disclosure requirements of SFAS No. 123 “Accounting for Stock Based Compensation,” and SFAS No. 148 “Accounting for Stock–Based Compensation—Transition and Disclosure.”

SFAS 123R requires the Company to present proforma information for the comparative period prior to the adoption as if the Company had accounted for all employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year period (dollars in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income - as reported	1,795	4,921
Add: Stock-based employee compensation expense included in net income, net of related tax effects	40	118
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(404)	(708)

Pro forma net income	1,431	4,331

Earnings per share:
Basic - as reported	$0.19	$0.51
Basic - pro forma	$0.15	$0.45
Diluted - as reported	$0.18	$0.50
Diluted - pro forma	$0.15	$0.44

The Company recognized approximately $385 of share–based compensation expense and the related tax benefits of $135 in our unaudited condensed consolidated statement of operations for the six months ended June 30, 2006. The compensation expense was comprised of $90 related to stock options, $217 related to nonvested stock awards, $16 related to the Company’s Employee Stock Purchase Plan and $62 related to the Company’s Director’s Stock Ownership Plan.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Approximately $57 of the amount of compensation cost recognized in 2006 for stock option awards reflects amortization relating to the remaining unvested portion of stock option awards granted prior to January 1, 2006. The estimated fair value of the options granted during prior years was calculated using a Black-Scholes model. The Black-Scholes model incorporates assumptions to value stock-based awards. The Company will continue to use the Black Scholes option pricing model to value share-based awards. The estimated fair value of the Company’s share-based awards is amortized on a straight–line basis over the awards’ vesting period. The risk-free rate of interest for periods within the contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data on exercise timing to determine the expected life assumption. The assumptions used for stock option grants made in the first quarter of 2005 include the following: dividend yield of 3.4%, expected volatility of 22.6%, risk-free interest rate of 3.9%, an expected life of 5 years, and a forefeiture rate of 8% over the remaining life of these options.

Based on our historical experience, we have assumed a forfeiture rate of 13% on the nonvested stock. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

The adoption of SFAS 123R had an impact of $49 and $90 due to the accrual of compensation expense on the unvested stock options for the three and six months ended June 30, 2006.

No compensation expense related to stock option grants had been recorded in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2005, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Accordingly, results for prior periods have not been restated.

The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options are exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant for options issued in 1999 or later and ten years for options issued in prior years. Beginning in 1999, the LTIP program provided for common stock awards, the value of which was generally determined based on Company performance over a two to five-year period. Common stock awards issued in 2006 under the LTIP program are subject only to time vesting over a two to five-year period. In addition, as part of the Company’s Global Annual Incentive Plan (“GAIP”), nonvested shares may be issued to key employees.

Stock option activity under all plans during the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2005	1,183,485	19.88
Options granted	120,600	19.98
Options exercised	(124,500)	14.07
Options forfeited	(2,375)	23.08
Options expired	(30,540)	22.16
Balance at June 30, 2006	1,146,670	20.46	4
Exercisable at June 30, 2006	996,629	20.36	3

The total intrinsic value of options exercised during 2006 was approximately $868. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of June 30, 2006, the total intrinsic value of options outstanding was approximately $547, and the total intrinsic value of exercisable options was approximately $547.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

A summary of the Company’s outstanding stock options at June 30, 2006 is as follows:

Range of Exercise Prices	Number outstanding at 6/30/2006	Weighted Average contractual life	Weighted average exercise price	Number Exercisable at 6/30/2006	Weighted Average Exercise Price
$13.30 - $15.96	90,250	1	$14.83	90,250	$14.83
15.97 - 18.62	175,950	2	17.58	175,950	17.58
18.63 - 21.28	521,825	4	20.10	401,225	20.14
21.29 - 23.94	191,320	5	21.91	191,320	21.91
23.95 - 26.60	167,325	4	25.99	137,884	26.04

	1,146,670	4	20.46	996,629	20.36

As of June 30, 2006, unrecognized compensation expense related to nonvested stock options awarded prior to the adoption of SFAS 123R was $34 to be recognized over the remainder of 2006. As of June 30, 2006, unrecognized compensation expense related to options granted during 2006 was $531.

During the second quarter of 2006, the Company granted 120,600 stock options under the Company’s LTIP plan, that are subject only to time vesting over a 3 year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.1%, expected volatility of 27.1%, risk free interest rate of 5.0%, an expected term of 6 years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $33 of expense was recorded on these options during the second quarter of 2006. The fair value of these awards is amortized on a straight-line basis over the awards vesting period.

Under the Company’s LTIP plan, 29,650 shares of nonvested stock were granted during the first quarter of 2006 at a weighted average grant date fair value of $19.99 per share. In the second quarter of 2006, an additional 19,900 shares of nonvested stock were granted at a weighted average grant date fair value of $17.01 per share. None of these awards were vested or were forfeited and were all outstanding as of June 30, 2006. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of June 30, 2006, unrecognized compensation expense related to these awards was $795, to be recognized over a weighted average remaining period of 2.4 years.

Under the Company’s GAIP plan, 42,500 shares of nonvested stock were granted during the second quarter of 2005 at a weighted average grant date fair value of $20.12 per share. There were no new grants under this plan during the first six months of 2006. None of these awards vested or were forfeited and were all outstanding as of June 30, 2006. As of June 30, 2006, unrecognized compensation expense related to these awards was $489, to be recognized over a weighted average remaining period of 1.8 years.

Employee Stock Purchase Plan

In 2000, the Board adopted an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each month, the “Investment Date.” The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed on the Investment Date. All employees, including officers, are eligible to participate in this plan. A participant may withdraw all uninvested payment balances credited to a participant’s account at any time by giving written notice to the Committee. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2003 Director Stock Ownership Plan

In March 2003, our board of directors approved a stock ownership plan for each member of our board of directors to encourage the directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the committee may elect to adjust the number of shares. As of June 30, 2006, the committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the board of directors. As of May 1, 2006, each Director who owned less than 7,500 shares of Company Common Stock was required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owned 7,500 or more shares of Company Common Stock receives 35% of the annual retainer in Common Stock and 65% of the annual retainer in cash with the option to receive common stock in lieu of the annual retainer. As of May 1, 2006, the annual retainer was $24. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported by the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. For the three and six months ending June 30, 2006, the Company recorded approximately $33 and $62, respectively. For the three and six months ending June 30, 2005, the Company recorded approximately $25 and $58, respectively.

Note 4-Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator for basic EPS and diluted EPS– net income	$2,992	$1,795	$5,534	$4,921

Denominator for basic EPS–weighted average shares	9,769,682	9,676,463	9,746,685	9,660,163
Effect of dilutive securities, primarily employee stock options	63,435	119,335	78,283	166,003

Denominator for diluted EPS–weighted average shares and assumed conversions	9,833,117	9,795,798	9,824,968	9,826,166

Basic EPS	$0.31	$0.19	$0.57	$0.51
Diluted EPS	$0.30	$0.18	$0.56	$0.50

The following number of stock options are not included in the earnings per share since in each case the exercise price is greater than the market price: 787,520 and 843,810 for the three months ended June 30, 2006 and 2005, and 787,520 and 430,585 for the six months ended June 30, 2006 and 2005, respectively.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The table below presents information about the reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Metalworking Process Chemicals
Net sales	$108,950	$98,426	$210,866	$195,644
Operating income	15,720	12,439	29,558	23,842
Coatings
Net sales	8,795	6,880	16,272	12,843
Operating income	2,260	1,759	4,192	3,167
Other Chemical Products
Net sales	938	1,736	1,361	2,716
Operating income	196	316	153	508

Total
Net sales	118,683	107,042	228,499	211,203
Operating income	18,176	14,514	33,903	27,517

Non-operating expenses	(11,543)	(10,585)	(21,796)	(21,804)
Amortization	(357)	(340)	(708)	(646)
Interest expense	(1,378)	(928)	(2,608)	(1,686)
Interest income	126	188	391	512
Other income, net	387	648	515	5,516

Consolidated income before taxes	$5,411	$3,497	$9,697	$9,409

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

Note 6 – Comprehensive Income (Loss)

The following table summarizes comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	2,992	1,795	5,534	4,921
Change in fair value of derivatives	244	—	603	—
Unrealized gain on available-for-sale securities	(52)	—	79	—
Foreign currency translation adjustments	2,058	(2,312)	4,663	(6,349)

Comprehensive income (loss)	5,242	(517)	10,879	(1,428)

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

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

In the fourth quarter of 2005, Quaker’s management approved a restructuring plan (2005 4th Quarter Program) with the goal of significantly reducing operating costs in the U.S. and Europe. The restructuring plan included involuntary terminations, a freeze of the Company’s U.S. pension plan, a voluntary early retirement window to certain employees, with enhanced pension and other postretirement benefits. Included in the restructuring charges were provisions for severance (voluntary and involuntary) of 55 employees. Restructuring and related charges of $9,344 were recognized in the fourth quarter of 2005. The charge comprised $4,024 related to severance for involuntary terminations, $1,017 related to one-time payments for voluntary early retirement, and $2,668 related to the U.S. pension plan freeze and $1,635 for the enhanced pension and other postretirement benefits related to voluntary early retirement participants. The Company expects to complete the initiatives contemplated under this program during 2006.

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking segment, are as follows:

Employee Separations
2005 4th Quarter Program:
December 31, 2005 ending balance	$4,033
Payments	(3,411)

June 30, 2006 ending balance	$622

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 9 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2005	$28,149	$7,269	$35,418

Goodwill additions	1,305	—	1,305
Currency translation adjustments	1,276	—	1,276

Balance as of June 30, 2006	$30,730	$7,269	$37,999

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2006 and December 31, 2005 are as follows:

	Gross Carrying Amount		Accumulated Amortization
Amortized intangible assets	2006	2005	2006	2005
Customer lists and rights to sell	$6,937	$6,703	$2,452	$2,095
Trademarks and patents	1,788	1,788	1,759	1,724
Formulations and product technology	3,278	3,278	1,440	1,240
Other	3,003	2,976	1,763	1,583

Total	$15,006	$14,745	$7,414	$6,642

The Company recorded $708 and $646 of amortization expense in the first six months of 2006 and 2005, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2006	$1,408
For the year ended December 31, 2007	$987
For the year ended December 31, 2008	$899
For the year ended December 31, 2009	$891
For the year ended December 31, 2010	$712
For the year ended December 31, 2011	$652

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 10 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three and six months ended June 30, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$622	$1,369	$7	$6	$1,222	$2,709	$15	$10
Interest cost and other	1,747	1,355	155	189	3,473	2,681	310	340
Expected return on plan assets	(1,667)	(1,301)	—	—	(3,319)	(2,574)	—	—
Other amortization, net	356	282	—	—	707	558	—	—
FAS 88 (Gain)/loss due to curtailments	—	—	—	—	(942)	—	—	—

Net periodic benefit cost	$1,058	$1,705	$162	$195	$1,141	$3,374	$325	$350

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to make minimum cash contributions of $8,024 to its pension plans and $1,124 to its other postretirement benefit plan in 2006. As of June 30, 2006 $4,569 and $515 of contributions have been made, respectively.

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

On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination containing tetrachloroethylene and other compounds, including perchloroethylene (“PCE”). OCWD is seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. ACP seeks to defend this case vigorously on a number of bases including, most significantly, that it voluntarily investigated and remediated some or all of the PCE that appears to have originated at this facility. In cases such as these, parties often are allocated a percentage of responsibility for damages awarded or agreed upon. At this point in the case, it is not possible to provide an estimate of the percentage of liability, if any, that ACP ultimately may bear. Accordingly, it is not possible at this time to estimate the amount, if any, that ACP ultimately may be required to pay in settlement or to satisfy any adverse judgment as a result of the filing of this action or to assess whether the payment of such amount would be material to the Company.

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $134 was accrued at June 30, 2006 and December 31, 2005, respectively, to provide for such anticipated future environmental assessments and remediation costs.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

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

If the subsidiary’s assets and insurance coverage were to be exhausted, claimants of the subsidiary may actively pursue claims against the Company because of the parent-subsidiary relationship. Although asbestos litigation is particularly difficult to predict, especially with respect to claims that are currently not being actively pursued against the Company, the Company does not believe that such claims would have merit or that the Company would be held to have liability for any unsatisfied obligations of the subsidiary as a result of such claims. After evaluating the nature of the claims filed against the subsidiary and the small number of such claims that have resulted in any payment, the potential availability of additional insurance coverage at the subsidiary level, the additional availability of the Company’s own insurance and the Company’s strong defenses to claims that it should be held responsible for the subsidiary’s obligations because of the parent-subsidiary relationship, the Company believes it is not probable that the Company will incur any material losses. All of the asbestos cases pursued against the Company challenging the parent-subsidiary relationship are in the early stages of litigation. The Company has been successful in the past having claims naming it dismissed during initial proceedings. Since the Company may be in this early stage of litigation for some time, it is not possible to estimate additional losses or range of loss, if any.

The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services (“CMS”) for various heavy industrial and manufacturing applications around the globe, with significant sales to the steel and automotive industries. The primary contributor to the Company’s second quarter 2006 earnings improvement was an 11% improvement in revenues, improved performance from CMS and from SG&A cost control as compared to the second quarter of 2005.

The revenue growth in the second quarter of 2006 was primarily due to increased selling prices as well as higher volume in the U.S. and China. Higher selling prices, combined with significant improvement in CMS profitability offset higher raw material and third-party finished product costs resulting in higher gross margin dollars but a similar gross margin as a percentage of sales as compared to the second quarter of 2005. Raw material costs, primarily crude oil derivatives, continued to increase during the quarter, mitigating pricing actions intended to improve gross margins as a percentage of sales. SG&A for the second quarter of 2006 increased $0.7 million as compared to the second quarter of 2005. Cost savings from restructuring efforts completed in 2005 were more than offset by increased spending in higher growth areas, higher variable compensation and higher professional fees.

Earnings per diluted share of $0.30 for the second quarter of 2006 represent a considerable improvement over the $0.18 reported for the second quarter of 2005. The Company’s restructuring efforts are positively impacting bottom line results in accordance with expectations; however, improvements in gross margin as a percentage of sales will depend upon a sustained period of stable or declining raw material costs. The Company remains focused on pursuing revenue opportunities, managing its raw material and other costs and pursuing pricing initiatives.

Notwithstanding the improved quarterly performance, the business environment in which the Company operates remains challenging. Raw material and third party product costs continue to escalate due in part to higher crude oil prices. In certain instances, the Company faces competitive or contractual constraints limiting pricing actions to recover these higher costs. In addition, certain of our customers are dealing with demand and industry shifts, resulting in varying end-market conditions for the Company’s products.

CMS Discussion

During 2003, the Company expanded its approach to its chemical management services (CMS) business consistent with the Company’s strategic imperative to sell customer solutions - value - not just fluids. Prior to this change, the Company effectively acted as an agent whereby it purchased chemicals from other companies and resold the product to the customer at little or no margin and earned a set management fee for providing this service. Therefore, the profit earned on the management fee was relatively secure as the entire cost of the products was passed on to the customer. The approach taken in 2003 was dramatically different. The Company began entering into new contracts under which it receives a set management fee and the costs that relate to those management fees were and are largely dependent on how well the Company controls product costs and achieves product conversions from other third-party suppliers to its own products. This approach came with new risks and opportunities, as the profit earned from the management fee is subject to movements in product costs as well as the Company’s own performance. The Company believes this expanded approach is a way for Quaker to become an integral part of our customers’ operational efforts to improve manufacturing costs and to demonstrate value that the Company would not be able to demonstrate as purely a product provider.

Under this alternative pricing structure, the Company was awarded a series of multi-year CMS contracts primarily at General Motors Powertrain, DaimlerChrysler and Ford manufacturing sites in 2003, 2004, 2005 and 2006. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and should position the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This new approach had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, revenues and costs from these sales are reported on a net sales or “pass-through” basis. As discussed above, the alternative structure is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, the Company recognizes in the alternative structure in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold, the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions. As some contracts have been renewed or renegotiated, some of the contracts reverted to a “pass through” basis. Currently, the Company has a mix of contracts with both the traditional product pass through structure and fixed priced contracts covering all services and products. The Company’s offerings will continue to include both approaches to CMS depending on customer requirements and business circumstances.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $12.1 million at June 30, 2006 from $16.1 million at December 31, 2005. The decrease resulted primarily from $5.5 million of cash used in operating activities, $5.7 million of cash used in investing activities, offset in part by $6.8 million of cash provided by financing activities.

Net cash flows used in operating activities were $5.5 million for the first six months of 2006 compared to $7.9 million of cash provided by operating activities for the first six months of 2005. Increased investments in working capital and higher net pension plan contributions were the primary drivers of the increased use of cash over the prior year. Higher sales levels and raw material costs as well as the startup of new CMS contracts in the U.S. contributed to the increased use of cash from the Company’s working capital accounts. The change in prepaid expenses and other current assets is reflective of a refund of $2.0 million received in January 2005, relating to an overpaid tax position in the Company’s European operations at the end of 2004. The Company also had significantly higher restructuring payments in the first six months of 2006 as a result of the actions taken in the fourth quarter of 2005.

Net cash flows used in investing activities were $5.7 million in the first six months of 2006 compared to $6.2 million in the same period of 2005. The change in cash flows was primarily due to higher capital expenditures in the current year for expansion and replacement activities, higher payments related to an acquisition in the prior year, offset in part by proceeds from the disposition of partnership assets in the prior year. In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6.7 million. In accordance with the purchase agreement, the Company made the first of four contingent annual payments of $1.0 million in the first quarter of 2006. In the first quarter of 2005, the Company received $3.0 million of proceeds in connection with the sale of real estate assets by the Company’s real estate joint venture. The Company also received $0.7 million of cash proceeds in the first quarter of 2005 from the sale of its Villeneuve, France site.

Net cash flows provided by financing activities were $6.8 million for the first six months of 2006 compared to $11.9 million of cash used in financing activities in the first six months of 2005. The increase was caused primarily by net borrowings in 2006 compared to repayments in 2005 used to fund the Company’s working capital needs as well as the restructuring actions taken in the fourth quarter of 2005. In addition, higher distributions paid to the minority shareholders of certain of the Company’s affiliates in 2005 contributed to the change in cash flows. The prior year distributions to minority shareholders was driven in large part by a distribution made prior to the Company’s acquisition of the remaining 40% interest in its Brazilian joint venture described above.

The Company had a net debt-to-total capital ratio of 39% at June 30, 2006 compared to 35% at December 31, 2005. In addition, at June 30, 2006, the Company had approximately $76.7 million outstanding on its credit lines compared to $63.8 million at December 31, 2005. The Company further believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of Second Quarter 2006 with Second Quarter 2005

Net sales for the second quarter of 2006 were $118.7 million, up 10.9% from $107.0 million for the second quarter of 2005. The increase in net sales was driven by a combination of higher selling prices and volume growth. Volume growth was mainly attributable to market share growth and increased demand in both the U.S. and China. Selling price increases continue to be broadly implemented across all regions and market segments to offset significantly higher raw material costs.

Gross margin as a percentage of sales was 30.4% for the second quarter of 2006, compared to 30.6% for the second quarter of 2005. Higher selling prices and a stronger performance from the Company’s CMS business helped maintain margins notwithstanding continued increases in raw material prices, as crude oil prices have spiked from the low fifty dollar per barrel range in the second quarter of 2005 to the low seventy dollar per barrel range in the second quarter of 2006. Sequentially, the second quarter 2006 gross margin as a percentage of sales represents an improvement over the first quarter 2006 gross margin percentage of 29.6%.

Selling, general and administrative expenses for the quarter increased $0.7 million compared to the second quarter of 2005. Cost savings from restructuring efforts completed in 2005 substantially offset increased spending in higher growth areas, higher variable compensation, higher professional fees and inflationary increases.

The decrease in other income was due to larger foreign exchange gains in the second quarter of 2005. The increase in net interest expense is attributable to higher average borrowings and higher interest rates.

The second quarter 2006 effective tax rate was 39.3% versus 32.5% during the second quarter of 2005. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. Please refer to the comparison of the First Six Months 2006 with First Six Months of 2005 section below for further disclosure.

The decrease in minority interest expense is due to lower financial performance from the Company’s minority affiliates.

Net income for the second quarter was $3.0 million compared to $1.8 million for the second quarter of 2005. Higher sales contributing to higher gross margin was primarily responsible for the increase in net income compared to the second quarter of 2005.

Segment Reviews - Comparison of the Second Quarter 2006 with Second Quarter 2005

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 92% of the Company’s net sales for the second quarter of 2006. Net sales were up $10.5 million, or 11%, compared to the second quarter of 2005. Foreign currency positively impacted net sales by approximately 1%, driven by the Brazilian real to U.S. dollar exchange rate. The Brazilian real to U.S. dollar exchange rate was 0.46 in the second quarter of 2006 versus 0.40 in the second quarter of 2005. Net sales was positively impacted by 13% growth in North America, 10% growth in Asia/Pacific, 7% growth in Europe, while net sales in South America were flat, all on a constant currency basis. The growth in net sales was attributable to both higher sales prices and volume growth. The majority of the volume growth came from increased demand in both North America and China, while price increases implemented across all regions helped to partially offset higher raw material costs. The $3.3 million increase in this segment’s operating income compared to the second quarter of 2005 is largely reflective of the Company’s pricing actions, improved performance from the Company’s U.S. CMS business, and savings generated from the Company’s 2005 restructuring efforts.

Coatings:

The Company’s Coatings segment, which represented approximately 7% of the Company’s net sales for the second quarter of 2006, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $1.9 million, or 28%, for the second quarter of 2006 compared to the second quarter of 2005. The increase in net sales was the result of higher chemical milling maskant sales to the aerospace industry with a recent increase in aircraft build rates as well as due to sales of new temporary coatings products. This segment’s operating income was up $0.5 million consistent with the noted volume increases.

Other Chemical Products:

Other Chemical Products, which represented approximately 1% of net sales in the second quarter of 2006, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales for this segment for the second quarter of 2006 decreased $0.8 million, or 46%, due to a variety of market conditions including reduced demand in the hydrocarbon and wastewater markets. This segment’s operating income decreased $0.1 million, as a result of the noted volume decreases and higher raw material costs.

Comparison of the First Six Months 2006 with First Six Months 2005

Net sales for the first half of 2006 were $228.5 million, up 8.2% from $211.2 million for the first half of 2005. The increase in net sales was attributable to higher sales prices and volume growth. Volume growth was mainly attributable to market share growth and increased demand in the U.S. and China. Selling price increases continue to be implemented across all regions and market segments to partially offset significantly higher raw material costs.

Gross margin as a percentage of sales was 30.0% for the first half of 2006, as compared to 30.1% for the first half of 2005. Higher selling prices and a stronger performance from the Company’s CMS business helped maintain margin percentage despite continued increases in raw material prices, particularly crude oil derivatives.

Selling, general and administrative expenses for the first half of 2006 decreased $0.2 million compared to the first half of 2005. Cost savings from restructuring efforts completed in 2005 substantially offset increased spending in higher growth areas, higher variable compensation, higher professional fees and inflationary increases. The Company recorded a pension gain in the first quarter of 2006 of $0.9 million relating to legislative changes to one of its European pension plans. During the first quarter of 2005, the Company took a net pre-tax charge of $1.2 million related to a reduction in its workforce.

The decrease in other income is largely due to $4.2 million of pre-tax gain relating to the Company’s real estate joint venture recorded in 2005. The remainder of the decrease was the result of foreign exchange losses in the first half of 2006 compared to gains in the first half of 2005. The increase in net interest expense is attributable to higher average borrowings and higher interest rates.

The effective tax rate for the first six months of 2006 was 38.0% versus 32.5% during the first six months of 2005. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. The most significant factor impacting the effective tax rate was a shifting mix of income among taxing jurisdictions. At the end of 2005, the Company had net U.S. deferred tax assets totaling $15.3 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact U.S. taxable income.

The decease in minority interest expense for the year is due to the acquisition of the remaining 40% interest in the Company’s Brazilian affiliate in March of 2005 and lower financial performance from the Company’s minority affiliates.

Net income for the first half of 2006 was $5.5 million as compared to $4.9 million for the first half of 2005, which included a $4.2 million of pre-tax gain received from the Company’s real estate joint venture, partially offset by a net $1.2 million pre-tax restructuring charge.

Segment Reviews - Comparison of the First Six Months 2006 with First Six Months 2005

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 92% of the Company’s net sales for the first half of 2006. Net sales were up $15.2 million, or 8%, compared to the first half of 2005. Foreign currency did not significantly impact the year to date sales comparison as increases from the Brazilian real to U.S. dollar exchange rate were offset by decreases from the Euro to U.S. dollar exchange rate. The Brazilian real to U.S. dollar exchange rate was 0.46 in the first half of 2006 versus 0.39 in the first half of 2005, while the Euro to U.S. dollar exchange rate was 1.23 in the first half of 2006 versus 1.29 in the first half of 2006. Net sales were positively impacted by 8% growth in North America, 15% growth in Asia/Pacific, 6% growth in Europe and 2% growth in South America, all on a constant currency basis. The growth in net sales was attributable to both higher sales prices and volume growth. The majority of the volume growth came from increased demand in both North America and China, while price increases implemented across all regions helped to partially offset higher raw material costs. The $5.7 million increase in this segment’s operating income compared to the first half of 2005 is largely reflective of the Company’s pricing actions, improved performance from the Company’s U.S. CMS business, and savings generated from the Company’s 2005 restructuring efforts.

Coatings:

The Company’s Coatings segment, which represented approximately 7% of the Company’s net sales for the first half of 2006, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $3.4 million, or 27%, for the first half of 2006 compared to the first half of 2005. The increase in net sales was the result of higher chemical milling maskant sales to the aerospace industry with a recent increase in aircraft build rates as well as due to sales of new temporary coatings products. This segment’s operating income was up $1.0 million consistent with the noted volume increases.

Other Chemical Products:

Other Chemical Products, which represented approximately 1% of net sales in the first half of 2006, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales for this segment for the first half of 2006 decreased $1.4 million, or 50%, due to a variety of market conditions including reduced demand in the hydrocarbon and wastewater markets. This segment’s operating income decreased $0.4 million, as a result of the noted volume decreases and higher raw material costs.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of June 30, 2006, Quaker had $76.7 million in borrowings under its credit facilities compared to $63.8 million at December 31, 2005. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. In the fourth quarter of 2005, the Company entered into three interest rate swaps, and, in the first quarter of 2006, entered into one interest rate swap in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $20.0 million and $15.0 million and a fair value of $0.5 million and $(0.1) million at June 30, 2006 and December 31, 2005, respectively. The counterparties to the swaps are major financial institutions.

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

In addition, the Company often sources inventory among its worldwide operations. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location, as well as from the revaluation of intercompany balances. The Company mitigates this risk through local sourcing efforts.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of such controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), are effective to reasonably assure that information required to be disclosed by the Company in the reports it files under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

Items 1, 1a., 2 ,3, and 5 of Part II are inapplicable and have been omitted.

Item 4: Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 10, 2006. At the meeting, management’s nominees, Donald R. Caldwell, William R. Cook and Jeffry D. Frisby were elected Class II directors. Voting (expressed in number of votes) was as follows: Donald R. Caldwell, 22,096,103 votes for, 675,074 votes withheld; William R. Cook, 22,522,641 votes for, 248,536 votes withheld; Jeffry D. Frisby, 22,487,062 votes for, 284,115 votes withheld.

In addition, at the meeting, the shareholders approved the amended and restated 2001 Global Annual Incentive Plan by a vote of 17,102,778 for, 5,483,439 against, and 184,960 abstentions, as well as approved the 2006 Long-Term Incentive Performance Plan by a vote of 11,186,232 for, 9,532,542 against, 166,863 abstentions, and 1,885,540 broker non-votes.

In addition, at the meeting, the shareholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm to examine and report on its financial statements for the year ending December 31, 2006 by a vote of 22,496,783 for, 172,363 against, and 102,031 abstentions.

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

Date: August 4, 2006