Form 10-Q
period 2006-09-30
QUAKER CHEMICAL CORP
filed 2006-11-03
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

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

Large accelerated filer   ☐        Accelerated filer   ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on October 31, 2006	9,912,037

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

**********

Item 1. Financial Statements

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	September 30, 2006	December 31, 2005*
ASSETS
Current assets
Cash and cash equivalents	$15,785	$16,121
Accounts receivable, net	106,657	93,943
Inventories
Raw materials and supplies	20,064	20,016
Work-in-process and finished goods	31,469	25,802
Prepaid expenses and other current assets	13,324	10,111

Total current assets	187,299	165,993

Property, plant and equipment, at cost	153,591	140,903
Less accumulated depreciation	93,773	84,006

Net property, plant and equipment	59,818	56,897
Goodwill	37,966	35,418
Other intangible assets, net	7,839	8,703
Investments in associated companies	6,780	6,624
Deferred income taxes	24,031	24,385
Other assets	34,294	33,975

Total assets	$358,027	$331,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,862	$5,094
Accounts and other payables	58,314	52,923
Accrued compensation	12,642	9,818
Other current liabilities	17,481	19,053

Total current liabilities	91,299	86,888
Long-term debt	83,550	67,410
Deferred income taxes	5,035	4,608
Other non-current liabilities	57,889	60,573

Total liabilities	237,773	219,479

Minority interest in equity of subsidiaries	6,452	6,609

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued 2006 – 9,873,744, 2005 – 9,726,385 shares	9,874	9,726
Capital in excess of par value	4,456	3,574
Retained earnings	113,640	111,317
Accumulated other comprehensive (loss)	(14,168)	(18,710)

Total shareholders’ equity	113,802	105,907

Total liabilities and shareholders’ equity	$358,027	$331,995

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (dollars in thousands, except per share and share amounts)
	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Net sales	$116,425	$105,751	$344,924	$316,954
Cost of goods sold	79,650	71,874	239,599	219,441

Gross margin	36,775	33,877	105,325	97,513
Selling, general and administrative expenses	31,485	29,937	88,636	87,274
Restructuring and related activities, net	—	—	—	1,232

Operating income	5,290	3,940	16,689	9,007
Other income, net	539	353	1,054	5,869
Interest expense	(1,432)	(956)	(4,040)	(2,642)
Interest income	214	286	605	798

Income before taxes	4,611	3,623	14,308	13,032
Taxes on income	1,378	1,178	5,058	4,235

	3,233	2,445	9,250	8,797
Equity in net income of associated companies	218	208	456	414
Minority interest in net income of subsidiaries	(312)	(441)	(1,033)	(2,078)

Net income	$3,139	$2,212	$8,673	$7,133

Per share data:
Net income – basic	$0.32	$0.23	$0.89	$0.74
Net income – diluted	$0.32	$0.23	$0.88	$0.73
Dividends declared	$0.215	$0.215	$0.645	$0.645
Based on weighted average number of shares outstanding:
Basic	9,792,187	9,693,851	9,762,019	9,671,516
Diluted	9,854,625	9,801,893	9,833,903	9,816,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands)
	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$8,673	$7,133
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	7,406	6,731
Amortization	1,058	1,014
Equity in undistributed earnings of associated companies, net of dividends	(251)	(180)
Minority interest in earnings of subsidiaries	1,033	2,078
Deferred income taxes	834	419
Deferred compensation and other, net	387	145
Stock-based compensation	601	563
Restructuring and related activities, net	—	1,232
Gain on sale of partnership assets	—	(2,989)
(Gain) Loss on disposal of property, plant and equipment	19	—
Insurance settlement realized	(252)	—
Pension and other postretirement benefits	(3,108)	(3,905)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(10,077)	(8,635)
Inventories	(4,561)	(2,920)
Prepaid expenses and other current assets	(3,022)	(2,063)
Accounts payable and accrued liabilities	8,351	5,349
Change in restructuring liabilities	(3,731)	(1,636)

Net cash provided by operating activities	3,360	2,336

Cash flows from investing activities
Capital expenditures	(8,513)	(5,142)
Payments related to acquisitions	(1,069)	(6,700)
Proceeds from partnership disposition of assets	—	2,989
Proceeds from disposition of assets	64	1,894
Interest received on insurance settlement	240	—
Change in restricted cash, net	12	—

Net cash used in investing activities	(9,266)	(6,959)

Cash flows from financing activities
Short-term debt borrowings	1,873	7,815
Repayments of short-term debt	(4,519)	—
Long-term debt borrowings	15,680	—
Repayments of long-term debt	(704)	(9,328)
Dividends paid	(6,320)	(6,251)
Issuance of common stock	429	256
Distributions to minority shareholders	(1,464)	(3,163)

Net cash provided by (used in) by financing activities	4,975	(10,671)

Effect of exchange rate changes on cash	595	(675)

Net decrease in cash and cash equivalents	(336)	(15,969)
Cash and cash equivalents at beginning of period	16,121	29,078

Cash and cash equivalents at end of period	$15,785	$13,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. Certain reclassifications of prior year’s data have been made to improve comparability. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2005.

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

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $44,408 and $27,419 for the nine months ended September 30, 2006 and 2005, respectively.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. We are currently assessing the impact of SFAS No. 158 on our consolidated financial statements. However, based on the funded status of our defined benefit pension and postretirement medical plans as of December 31, 2005, we would be required to increase our net liabilities for pension and postretirement medical benefits and decrease other long-term assets, which would result in an estimated decrease to shareholders’ equity of approximately $10,600, net of taxes, in our consolidated balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions (including the discount rates in effect at December 31, 2006), plan changes, contributions, the actual rate of return on our pension assets for 2006 and the tax effects of the adjustment. Changes in these assumptions and other factors since our last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in our consolidated financial statements at December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of this standard.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

Note 3 – Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R requires the recognition of the fair value of stock compensation in net income. The Company elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (e.g. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “ Accounting for Stock-Based Compensation,” as disclosed in the Company’s previous filings.

Prior to January 1, 2006, the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees.” As such, no compensation cost was recognized for employee stock options that had exercise prices equal to the fair market value of our common stock at the date of granting the option. The Company also complied with the pro forma disclosure requirements of SFAS No. 123 “Accounting for Stock Based Compensation,” and SFAS No. 148 “Accounting for Stock–Based Compensation - Transition and Disclosure.”

SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if the Company had accounted for all employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year period (dollars in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income - as reported	2,212	7,133
Add: Stock-based employee compensation expense included in net income, net of related tax effects	195	313
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(230)	(938)

Pro forma net income	2,177	6,508

Earnings per share:
Basic - as reported	$0.23	$0.74
Basic - pro forma	$0.22	$0.67
Diluted - as reported	$0.23	$0.73
Diluted - pro forma	$0.22	$0.66

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company recognized approximately $601 of share–based compensation expense and $210 of related tax benefits in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2006. The compensation expense was comprised of $156 related to stock options, $327 related to nonvested stock awards, $24 related to the Company’s Employee Stock Purchase Plan and $94 related to the Company’s Director Stock Ownership Plan.

Approximately $73 of the amount of compensation cost recognized in 2006 for stock option awards reflects amortization relating to the remaining unvested portion of stock option awards granted prior to January 1, 2006. The estimated fair value of the options granted during prior years was calculated using a Black-Scholes model. The Black-Scholes model incorporates assumptions to value stock-based awards. The Company will continue to use the Black-Scholes option pricing model to value share-based awards. The estimated fair value of the Company’s share-based awards is amortized on a straight–line basis over the awards’ vesting period. The risk-free rate of interest for periods within the contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data on exercise timing to determine the expected life assumption. The assumptions used for stock option grants made in the first quarter of 2005 include the following: dividend yield of 3.4%, expected volatility of 22.6%, risk-free interest rate of 3.9%, an expected life of 5 years, and a forefeiture rate of 8% over the remaining life of these options.

Based on our historical experience, we have assumed a forfeiture rate of 13% on the nonvested stock. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

The adoption of SFAS 123R had an impact of $66 and $156 due to the accrual of compensation expense on the unvested stock options for the three and nine months ended September 30, 2006.

No compensation expense related to stock option grants had been recorded in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2005, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Accordingly, results for prior periods have not been restated.

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

Stock option activity under all plans during the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2005	1,183,485	19.88
Options granted	120,600	19.98
Options exercised	(128,100)	14.10
Options forfeited	(2,375)	23.08
Options expired	(31,540)	22.11
Balance at September 30, 2006	1,142,070	20.48	3.3
Exercisable at September 30, 2006	997,660	20.41	2.9

The total intrinsic value of options exercised during 2006 was approximately $884. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of September 30, 2006, the total intrinsic value of options outstanding was approximately $731, and the total intrinsic value of exercisable options was approximately $731.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

A summary of the Company’s outstanding stock options at September 30, 2006 is as follows:

Range of Exercise Prices	Number Outstanding at 9/30/2006	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/2006	Weighted Average Exercise Price
$ 13.30 - $15.96	86,650	0.2	$14.82	86,650	$14.82
15.97 - 18.62	175,950	1.4	17.58	175,950	17.58
18.63 - 21.28	521,325	3.6	20.10	400,725	20.14
21.29 - 23.94	190,820	5.0	21.91	190,820	21.91
23.95 - 26.60	167,325	4.2	25.99	143,515	26.01

	1,142,070	3.3	20.48	997,660	20.41

As of September 30, 2006, unrecognized compensation expense related to nonvested stock options awarded prior to the adoption of SFAS 123R was $18 to be recognized over the remainder of 2006. As of September 30, 2006, unrecognized compensation expense related to options granted during 2006 was $481.

During the second quarter of 2006, the Company granted 120,600 stock options under the Company’s LTIP plan, that are subject only to time vesting over a 3-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.1%, expected volatility of 27.1%, risk free interest rate of 5.0%, an expected term of 6 years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $83 of expense was recorded on these options during 2006. The fair value of these awards is amortized on a straight-line basis over the awards vesting period.

Under the Company’s LTIP plan, 29,650 shares of nonvested stock were granted during the first quarter of 2006 at a weighted average grant date fair value of $19.99 per share. In the second quarter of 2006, an additional 19,900 shares of nonvested stock were granted at a weighted average grant date fair value of $17.01 per share. None of these awards were vested or were forfeited and were all outstanding as of September 30, 2006. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of September 30, 2006, unrecognized compensation expense related to these awards was $731, to be recognized over a weighted average remaining period of 1.9 years.

Under the Company’s GAIP plan, 42,500 shares of nonvested stock were granted during the second quarter of 2005 at a weighted average grant date fair value of $20.12 per share. There were no new grants under this plan during the first nine months of 2006. None of these awards vested, 2,250 shares were forfeited and 40,250 were outstanding as of September 30, 2006. As of September 30, 2006, unrecognized compensation expense related to these awards was $399, to be recognized over a weighted average remaining period of 1.4 years.

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

2003 Director Stock Ownership Plan

In March 2003, our board of directors approved a stock ownership plan for each member of our board of directors to encourage the directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the committee may elect to adjust the number of

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

shares. As of September 30, 2006, the committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the board of directors. As of May 1, 2006, each Director who owned less than 7,500 shares of Company Common Stock was required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owned 7,500 or more shares of Company Common Stock receives 35% of the annual retainer in Common Stock and 65% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. As of May 1, 2006, the annual retainer was $24. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported by the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. For the three and nine months ending September 30, 2006, the Company recorded approximately $32 and $94, respectively. For the three and nine months ending September 30, 2005, the Company recorded approximately $29 and $86, respectively.

Note 4 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator for basic EPS and diluted EPS– Net income	$3,139	$2,212	$8,673	$7,133

Denominator for basic EPS–weighted average shares	9,792,187	9,693,851	9,762,019	9,671,516
Effect of dilutive securities, primarily employee stock options	62,438	108,042	71,884	144,490

Denominator for diluted EPS–weighted average shares and assumed conversions	9,854,625	9,801,893	9,833,903	9,816,006

Basic EPS	$0.32	$0.23	$0.89	$0.74
Diluted EPS	$0.32	$0.23	$0.88	$0.73

The following number of stock options are not included in the earnings per share since in each case the exercise price is greater than the market price: 787,520 and 840,810 for the three months ended September 30, 2006 and 2005, and 787,520 and 840,560 for the nine months ended September 30, 2006 and 2005, respectively.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The table below presents information about the reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Metalworking Process Chemicals
Net sales	$107,416	$98,090	$318,282	$293,734
Operating income	15,894	14,065	45,452	37,907

Coatings
Net sales	8,668	7,171	24,940	20,014
Operating income	2,093	1,871	6,285	5,038

Other Chemical Products
Net sales	341	490	1,702	3,206
Operating income	(3)	(41)	150	467

Total
Net sales	116,425	105,751	344,924	316,954
Operating income	17,984	15,895	51,887	43,412

Non-operating expenses	(12,344)	(11,587)	(34,140)	(33,391)

Amortization	(350)	(368)	(1,058)	(1,014)

Interest expense	(1,432)	(956)	(4,040)	(2,642)

Interest income	214	286	605	798

Other income, net	539	353	1,054	5,869

Consolidated income before taxes	$4,611	$3,623	$14,308	$13,032

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

Note 6 – Comprehensive Income

The following table summarizes comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$3,139	$2,212	$8,673	$7,133
Change in fair value of derivatives	(472)	—	131	—
Unrealized gain on available-for-sale securities	77	10	156	10
Foreign currency translation adjustments	(408)	1,854	4,255	(4,495)

Comprehensive income (loss)	$2,336	$4,076	$13,215	$2,648

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

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking segment, are as follows:

Employee Separations
2005 4th Quarter Program:
December 31, 2005 ending balance	$4,033
Payments	(3,731)

September 30, 2006 ending balance	$302

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

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 9 – Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter 2006 and no impairment charge was warranted. The changes in carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2005	$28,149	$7,269	$35,418
Goodwill additions	1,305	—	1,305
Currency translation adjustments	1,243	—	1,243

Balance as of September 30, 2006	$30,697	$7,269	$37,966

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2006 and December 31, 2005 are as follows:

	Gross Carrying Amount		Accumulated Amortization
Amortized intangible assets	2006	2005	2006	2005
Customer lists and rights to sell	$6,932	$6,703	$2,613	$2,095
Trademarks and patents	1,788	1,788	1,771	1,724
Formulations and product technology	3,278	3,278	1,543	1,240
Other	3,003	2,976	1,835	1,583

Total	$15,001	$14,745	$7,762	$6,642

The Company recorded $1,058 and $1,014 of amortization expense in the first nine months of 2006 and 2005, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2006	$ 1,408
For the year ended December 31, 2007	$987
For the year ended December 31, 2008	$898
For the year ended December 31, 2009	$890
For the year ended December 31, 2010	$711
For the year ended December 21, 2011	$652

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 10 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three and nine months ended September 30, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$725	$1,214	$8	$3	$1,947	$3,923	$23	$13
Interest cost and other	638	1,201	155	130	4,111	3,882	465	470
Expected return on plan assets	(281)	(1,153)	—	—	(3,600)	(3,727)	—	—
Other amortization, net	424	250	—	—	1,131	808	—	—
FAS 88 (Gain)/Loss due to curtailments	—	—	—	—	(942)	—	—	—

Net periodic benefit cost	$1,506	$1,512	$163	$133	$2,647	$4,886	$488	$483

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to make minimum cash contributions of $8,024 to its pension plans and $1,124 to its other postretirement benefit plan in 2006. As of September 30, 2006, $5,902 and $756 of contributions have been made, respectively.

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

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $134 was accrued at September 30, 2006 and December 31, 2005, respectively, to provide for such anticipated future environmental assessments and remediation costs.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands except per share amounts)

(Unaudited)

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than its existing insurance policies and proceeds from an insurance settlement received in late 2005. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $10,100 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases have been handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary is challenging the applicability of these limits to the claims being brought against the subsidiary. In response to this challenge, one of these carriers entered into a settlement and release agreement with the subsidiary in late 2005 for $15,000. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. Commencing in late 2005, the subsidiary is now paying out of these proceeds an allocated share of the defense costs and damages. The subsidiary has additional coverage under its excess policies. The Company believes, however, that if the coverage issues under the primary policies with the other carriers are resolved adversely to the subsidiary, the subsidiary’s insurance coverage will likely be exhausted. As a result, liabilities in respect of claims may exceed coverage available to the subsidiary. See also Notes 16 and 17 of Notes to Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services (“CMS”) for various heavy industrial and manufacturing applications around the globe, with significant sales to the steel and automotive industries. The primary contributors to the Company’s third quarter 2006 earnings result were a 10% growth in revenues and improved performance from CMS.

The revenue growth in the third quarter of 2006 was primarily due to increased selling prices as well as higher volume in the U.S. and China. Higher selling prices, combined with improved CMS profitability, offset higher raw material and third-party finished product costs, resulting in higher gross margin dollars but with a slightly lower gross margin as a percentage of sales as compared to the third quarter of 2005. Raw material costs, primarily crude oil derivatives, continued to increase during the quarter as compared to the prior year, mitigating pricing actions intended to improve gross margins as a percentage of sales. While oil prices have recently declined from a peak early in the third quarter of 2006, to date, the oil price reductions have not yet resulted in any reduction in raw material prices. SG&A for the third quarter of 2006 increased $1.5 million as compared to the third quarter of 2005. Cost savings from restructuring efforts completed in 2005 were more than offset by increased spending in higher growth areas and higher variable compensation on increased earnings.

Earnings per diluted share of $0.32 for the third quarter of 2006 represent a considerable improvement over the $0.23 reported for the third quarter of 2005. The Company’s restructuring efforts are positively impacting the bottom line as resources have been shifting to higher growth areas like China, CMS and coatings. However, any improvements in gross margin as a percentage of sales will depend upon a sustained period of stable or declining raw material costs. The Company remains focused on pursuing revenue opportunities, managing its raw material and other costs and pursuing pricing initiatives.

Notwithstanding the improved quarterly performance, the business environment in which the Company operates remains challenging. While demand in China is expected to continue to remain robust, volume in other markets was limited by customer end market issues, including higher inventory levels in the U.S. steel industry and reduced vehicle sales experienced by some automotive customers, with indications that these conditions would continue into the foreseeable future. Raw material and third party product costs continue to remain higher as compared to the prior year. In certain instances, the Company faces competitive or contractual constraints limiting pricing actions to recover these higher costs.

CMS Discussion

During 2003, the Company expanded its approach to its chemical management services (CMS) channel consistent with the Company’s strategic imperative to sell customer solutions - value - not just fluids. Prior to this change, the Company effectively acted as an agent whereby it purchased chemicals from other companies and resold the product to the customer at little or no margin and earned a set management fee for providing this service. Therefore, the profit earned on the management fee was relatively secure as the entire cost of the products was passed on to the customer. The approach taken in 2003 was dramatically different. The Company began entering into new contracts under which it receives a set management fee and the costs that relate to those management fees were and are largely dependent on how well the Company controls product costs and achieves product conversions from other third-party suppliers to its own products. This approach came with new risks and opportunities, as the profit earned from the management fee is subject to movements in product costs as well as the Company’s own performance. The Company believes this expanded approach is a way for Quaker to become an integral part of our customers’ operational efforts to improve manufacturing costs and to demonstrate value that the Company would not be able to demonstrate as purely a product provider.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $15.8 million at September 30, 2006 from $16.1 million at December 31, 2005. The decrease resulted primarily from $3.4 million of cash provided by operating activities, $9.3 million of cash used in investing activities, offset in part by $5.0 million of cash provided by financing activities.

Net cash flows provided by operating activities were $3.4 million for the first nine months of 2006 compared to $2.3 million of cash provided by operating activities for the first nine months of 2005. Higher net income and the effect of the gain on sale of partnership assets in the prior year were the primary drivers of the increase in cash provided by operating activities over the prior year. These positives were offset in part by increased investments in working capital and significantly higher restructuring payments in the first nine months of 2006 as a result of the actions taken in the fourth quarter of 2005. Higher sales levels and raw material costs as well as the startup of new CMS contracts in the U.S. contributed to the increased use of cash from the Company’s working capital accounts.

Net cash flows used in investing activities were $9.3 million in the first nine months of 2006 compared to $7.0 million in the same period of 2005. The primary factors affecting the change in cash flows were higher capital expenditures in the current year for expansion primarily in Asia/Pacific and higher payments related to an equity acquisition in Brazil in 2005, offset in part by proceeds from the disposition of partnership real estate assets in the prior year. In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6.7 million. In accordance with the purchase agreement, the Company made the first of four contingent annual payments of $1.0 million in the first quarter of 2006. In the first quarter of 2005, the Company received $3.0 million of proceeds in connection with the sale of real estate assets by the Company’s real estate joint venture. The Company also received $1.9 million of cash proceeds in 2005 from the sale of its Villeneuve, France site.

Net cash flows provided by financing activities were $5.0 million for the first nine months of 2006 compared to $10.7 million of cash used in financing activities in the first nine months of 2005. The increase was caused primarily by net borrowings in 2006 compared to net repayments in 2005. The borrowings in 2006 were used to fund the Company’s capital expansion and working capital needs as well as the restructuring actions taken in the fourth quarter of 2005. In September 2005, the Company repaid the $8.6 million remaining on its senior unsecured notes due in 2007 ahead of their schedule maturities and in advance of entering into its current $100 million, five-year, unsecured syndicated multi currency revolving credit facility in October 2005. In addition, higher distributions paid to the minority shareholders of certain of the Company’s affiliates in 2005 contributed to the change in cash flows. The prior year distributions to minority shareholders was driven in large part by a distribution made prior to the Company’s acquisition of the remaining 40% interest in its Brazilian joint venture described above.

The Company had a net debt-to-total capital ratio of 38% at September 30, 2006 compared to 35% at December 31, 2005. In addition, at September 30, 2006, the Company had approximately $76.4 million outstanding on its credit lines compared to $63.8 million at December 31, 2005. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of Third Quarter 2006 with Third Quarter of 2005

Net sales for the third quarter of 2006 were $116.4 million, up 10.1% from $105.8 million for the third quarter of 2005 due to higher selling prices across all regions and volume growth in the U.S. and China.

Gross margin as a percentage of sales was 31.6% for the third quarter of 2006, as compared to 32.0% for the third quarter of 2005. Higher selling prices and a stronger performance from the Company’s CMS channel helped restore margins to prior year third quarter levels despite continued significant escalations in raw material costs. The third quarter 2006 gross margin percentage of 31.6% shows sequential improvement over the first two quarters of the year in which the Company reported gross margins of 29.6% and 30.4%, respectively.

Selling, general and administrative expenses for the quarter increased $1.5 million, but decreased as a percentage of sales to 27% from 28.3% in the prior year third quarter. Planned new spending in higher growth areas was funded by savings from the Company’s restructuring program in the fourth quarter of 2005. Higher variable compensation in the third quarter of 2006 as compared to the prior year third quarter was the result of increased earnings.

The increased in net interest expense is attributable to higher average borrowings and higher interest rates.

The third quarter 2006 effective tax rate was 29.9% versus 32.5% during the third quarter of 2005. The decline in effective tax rate was primarily attributable to a refund of taxes previously paid in China related to the Company’s increased investment. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. Please refer to the comparison of the First Nine Months 2006 with the First Nine Months of 2005 section below for further disclosure.

The decrease in minority interest expense is due to lower financial performance from the Company’s minority affiliates.

Net income for the third quarter was $3.1 million compared to $2.2 million for the third quarter of 2005. Higher sales and a stronger performance from the Company’s CMS channel, contributing to higher gross margin, were primarily responsible for the increase in net income compared to the third quarter of 2005.

Segment Reviews — Comparison of the Third Quarter 2006 with Third Quarter of 2005

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 92% of the Company’s net sales for the third quarter of 2006. Net sales were up $9.3 million, or 10%, compared to the third quarter of 2005. Foreign currency translation positively impacted net sales by approximately 2%, driven by the Euro and Brazilian real to U.S. dollar exchange rates. The average Euro to U.S. dollar rate was 1.28 in the third quarter of 2006 compared to 1.22 in the third quarter of 2005, and the Brazilian real to U.S. dollar rate was 0.46 in the third quarter of 2006 compared to 0.43 in the third quarter of 2005. Net sales was positively impacted by 7% growth in North America and 25% growth in Asia/Pacific, while sales in Europe and South America were flat, all on a constant currency basis. The growth in net sales was attributable to both higher sales prices and volume growth. The majority of the volume growth came from China, while price increases implemented across all regions helped to maintain margins despite higher raw material costs. The $1.8 million increase in this segment’s operating income compared to the third quarter of 2005 is largely reflective of the Company’s pricing actions, improved performance from the Company’s U.S. CMS channel and savings generated from the Company’s 2005 restructuring efforts.

Coatings:

The Company’s Coatings segment, which represented approximately 7% of the Company’s net sales for the third quarter of 2006, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $1.5 million, or 21%, for the third quarter of 2006 compared to the third quarter of 2005. The increase in net sales was the result of increased demand for both coatings and chemical milling maskants to the aerospace industry. This segment’s operating income was up $0.2 million consistent with the noted volume increases.

Other Chemical Products:

Other Chemical Products, which represented approximately 1% of sales in the third quarter of 2006, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales for this segment for the first nine months of 2006 decreased $0.1 million, or 30%, due to a variety of market conditions including reduced demand in the hydrocarbon market. This segment’s operating income was flat with the third quarter of 2005, experiencing a slight loss in both periods.

Comparison of the First Nine Months 2006 with First Nine Months 2005

Net sales for the first nine months of 2006 were $344.9 million, up 8.8% from $317.0 million for the first nine months of 2005. The increase in net sales was attributable to higher sales prices and volume growth. Volume growth was mainly attributable to market share growth and increased demand in the U.S. and China. Selling price increases continue to be broadly implemented across all regions and market segments to offset significantly higher raw material costs.

Gross margin as a percentage of sales was 30.5% for the first nine months of 2006, as compared to 30.8% for the first nine months of 2005. Higher selling prices and a stronger performance from the Company’s CMS channel helped maintain margins notwithstanding continued increases in raw material prices, particularly crude oil derivatives.

Selling, general and administrative expenses for the first nine months of 2006 increased $1.4 million compared to the first nine months of 2005. As was the case in the third quarter, cost savings from the Company’s restructuring efforts in 2005 enabled increased spending in higher growth areas, restoration of variable compensation and higher professional fees with only minor cost increases. In addition, due to a legislative change, effective January 1, 2006, the Company recorded a pension gain in the first quarter of 2006 of $0.9 million relating to one of its European pension plans. As a percentage of sales, selling, general and administrative expenses were 25.7% for the first nine months of 2006, as compared to 27.5% in the first nine months of 2005.

The decrease in other income is largely due to $4.2 million of pre-tax gain relating to the Company’s real estate joint venture recorded in 2005. The remainder of the decrease was the result of foreign exchange losses in the first nine months of 2006 compared to gains in the first nine months of 2005. The increase in net interest expense is attributable to higher average borrowings and higher interest rates.

The effective tax rate for the first nine months of 2006 was 35.4% versus 32.5% during the first nine months of 2005. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. The most significant factors impacting the effective tax rate included a refund of taxes previously paid in China related to the Company’s increased investment being more than offset by a shifting mix of income among taxing jurisdictions. At the end of 2005, the Company had net U.S. deferred tax assets totaling $15.3 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact U.S. taxable income.

The decrease in minority interest expense for the year is due to the acquisition of the remaining 40% interest in the Company’s Brazilian affiliate in March of 2005 and lower financial performance from the Company’s minority affiliates.

Net income for the first nine months of 2006 was $8.7 million compared to $7.1 million for the first nine months of 2005, which included a $4.2 million pre-tax gain from the Company’s real estate joint venture, partially offset by a $1.2 million pre-tax restructuring charge.

Segment Reviews - Comparison of the First Nine Months 2006 with First Nine Months 2005

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 92% of the Company’s net sales for the first nine months of 2006. Net sales were up $24.5 million, or 8%, compared to the first nine months of 2005. Foreign currency translation positively impacted net sales by approximately 1%, driven by the Brazilian real to U.S. dollar exchange rates. The average Brazilian real to U.S. dollar rate was 0.46 in the first nine months of 2006 compared to 0.40 in the first nine months of 2005. Net sales were positively impacted by 8% growth in North America and 19% growth in Asia/Pacific, 4% growth in Europe, and 2% growth South America, all on a constant currency basis. The growth in net sales was attributable to both higher sales prices and volume growth. The majority of the volume growth came from increased demand in both North America and China, while price increases implemented across all regions helped to maintain margins despite higher raw material costs. The $7.5 million increase in this segment’s operating income compared to the first nine months of 2005 is largely reflective of the Company’s pricing actions, improved performance from the Company’s U.S. CMS channel and savings generated from the Company’s 2005 restructuring efforts.

Coatings:

The Company’s Coatings segment, which represented approximately 7% of the Company’s net sales for the first nine months of 2006, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $4.9 million, or 25%, for the first nine months of 2006 compared to the first nine months of 2005. The increase in net sales was the result of increased demand for both coatings and chemical milling maskants to the aerospace industry. This segment’s operating income was up $1.2 million consistent with the noted volume increases.

Other Chemical Products:

Other Chemical Products, which represented approximately 1% of sales in the first nine months of 2006, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales for this segment for the first nine months of 2006 decreased $1.5 million, or 47%, due to a variety of market conditions including reduced demand in the hydrocarbon and wastewater markets. This segment’s operating income decreased $0.3 million, as a result of the noted volume decreases.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of September 30, 2006, Quaker had $76.4 million in borrowings under its credit facilities compared to $63.8 million at December 31, 2005. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. In the fourth quarter of 2005, the Company entered into three interest rate swaps, and, in the first and third quarters of 2006, entered into two additional interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $25.0 million and $15.0 million and a fair value of $0.1 million and $(0.1) million at September 30, 2006 and December 31, 2005, respectively. The counterparties to the swaps are major financial institutions.

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

Credit Risk. Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, where a number of bankruptcies occurred during recent years. Through 2003, Quaker recorded additional provisions for doubtful accounts primarily related to bankruptcies in the U.S. steel industry. In addition, in the third quarter of 2005, the Company recorded additional provisions for doubtful accounts in connection with a customer bankruptcy. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require write-down or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.

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

PART II. OTHER INFORMATION

Items 1, 1a., 2 , 3, 4 and 5 of Part II are inapplicable and have been omitted.

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

Date: November 3, 2006