Form 10-K
period 2006-12-31
QUAKER CHEMICAL CORP
filed 2007-03-09
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State aggregate market value of common stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on June 30, 2006): $184,494,293.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: 10,020,588 shares of Common Stock, $1.00 Par Value, as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2007 are incorporated by reference into Part III.

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

	2006	2005	2004
Rolling lubricants	21.0%	21.3%	22.3%
Machining and grinding compounds	16.6%	16.4%	15.0%
Chemical management services	10.3%	11.7%	13.6%
Hydraulic fluids	10.8%	10.4%	10.1%
Corrosion preventives	10.6%	9.5%	9.8%

A substantial portion of Quaker’s sales worldwide are made directly through its own employees and its CMS programs with the balance being handled through value-added resellers and agents. Quaker employees visit the plants of customers regularly and, through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker’s existing products or by applying new formulations developed in Quaker’s laboratories. Quaker makes little use of advertising but relies heavily upon its reputation in the markets which it serves. Generally, separate manufacturing facilities of a single customer are served by different personnel. As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with the customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third party products transferred under arrangements resulting in net reporting totaled $62.8 million, $38.8 million, and $35.2 million for 2006, 2005 and 2004, respectively. The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment arrangements, upon usage by the customer and when services are performed. License fees and royalties are recognized in accordance with agreed-upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured, and are included in other income.

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

Major Customers and Markets

In 2006, Quaker’s five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 23% of its consolidated net sales with the largest customer (General Motors) accounting for approximately 6% of consolidated net sales. A significant portion of Quaker’s revenues are realized from the sale of process fluids and services to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers. Furthermore, steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. Accordingly, the loss or closure of a steel mill of a significant customer can have a material adverse effect on Quaker’s business.

Raw Materials

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2006, only three raw material groups (mineral oil and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil can be affected by the price of crude oil and refining capacity. Accordingly, significant fluctuations in the price of crude oil can have a material effect upon the Company’s business. Many of the raw materials used by Quaker are “commodity” chemicals, and, therefore, Quaker’s earnings can be affected by market changes in raw material prices. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business. Reference is made to the disclosure contained in Item 7A of this Report.

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

Research and Development—Laboratories

Quaker’s research and development laboratories are directed primarily toward applied research and development since the nature of Quaker’s business requires continual modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Research and development costs are expensed as incurred. Research and development expenses during 2006, 2005 and 2004 were $13.0 million, $14.2 million and $13.8 million, respectively.

Quaker maintains quality control laboratory facilities in each of its manufacturing locations. In addition, Quaker maintains in Conshohocken, Pennsylvania, Placentia, California and Uithoorn, The Netherlands, laboratory facilities that are devoted primarily to applied research and development.

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

Regulatory Matters

In order to facilitate compliance with applicable Federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent experts, as well as ongoing inspections and training by on-site personnel. Such inspections are addressed to operational matters, record keeping, reporting requirements, and capital improvements. In 2006, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $0.8 million compared to $0.7 million and $1.1 million in 2005 and 2004, respectively. In 2007, the Company expects to incur approximately $1.2 million for capital expenditures directed primarily to regulatory compliance. Incorporated by reference is the information regarding AC Products, Inc. contained in Note 18 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Number of Employees

On December 31, 2006, Quaker’s consolidated companies had 1,287 full-time employees of whom 540 were employed by the parent company and its U.S. subsidiaries and 747 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 159 people on December 31, 2006.

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

Non-U.S. Activities

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. dollar, the E.U. euro, the Brazilian real, and the Chinese renminbi and the impact of those currency fluctuations on the underlying economies. Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 13 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Quaker on the Internet

Financial results, news and other information about Quaker can be accessed from the Company’s Web site at http://www.quakerchem.com. This site includes important information on products and services, financial reports, news releases, and career opportunities. The Company’s periodic and current reports, including exhibits and supplemental schedules filed therewith, and amendments to those reports, filed with the Securities and Exchange Commission (“SEC”) are available on the Company’s Web site, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information that can be accessed through the Company’s Web site is not incorporated by reference in this Report and accordingly you should not consider that information part of this Report.

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

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, oral or written forward-looking statements are also included in Quaker’s periodic reports on Forms 10-Q and 8-K, press releases, and other materials released to the public.

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2006, and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

The chemical specialty industry comprises a number of companies of similar size as well as companies larger and smaller than Quaker. It is estimated that Quaker holds a leading global position in the markets for process fluids to produce sheet steel and in portions of the automotive and industrial markets. The industry is highly competitive, and a number of companies with significant financial resources and/or customer relationships compete with us to provide similar products and services. Our competitors may be positioned to offer more favorable pricing and service terms, resulting in reduced profitability and loss of market share for us. Historically, competition in the industry has been based primarily on the ability to provide products that meet the needs of the customer and render technical services and laboratory assistance to the customer and, to a lesser extent, on price. Success factors critical to the Company’s business include successfully differentiating the Company’s offering from its competition, operating efficiently and profitably as a globally integrated whole, and increasing market share and customer penetration through internally developed business programs and strategic acquisitions.

The business environment in which the Company operates remains challenging. The Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. A major risk is that the Company’s demand is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in our customers’ business and unanticipated customer production shutdowns or curtailments. Customer production within the steel and automotive industries has been recently slowing especially in the U.S., South American and European markets. This is further impacted by the loss of market share of certain of the Company’s automotive customers in these markets. In addition, consolidation in the steel industry is concentrating sales among certain of the Company’s key customers. The Company has limited ability to adjust its cost level contemporaneously with changes in sales and gross margins. Thus, a significant downturn in sales or gross margins due to weak end-user markets, loss of a significant customer, and/or rising raw material costs could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

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

Inability to obtain sufficient price increases or contract concessions to offset increases in the costs of raw material could have a material adverse effect on the Company’s liquidity, financial position and results of operations. Price increases implemented could result in the loss of sales.

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2006, three raw material groups (mineral oil and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil can be affected by the price of crude oil and refining capacity. In addition, many of the raw materials used by Quaker are “commodity” chemicals. Accordingly, Quaker’s earnings can be affected by market changes in raw material prices.

Over the past three years, Quaker has experienced significant increases in its raw material costs, particularly crude-oil derivatives. For example, the price of crude oil averaged $66 per barrel in 2006 versus $57 in 2005 and $42 in 2004. In addition, refining capacity has also been constrained by various factors, which further contributed to higher raw material costs and negatively impacted margins. In response, the Company has aggressively pursued price increases to offset the increased raw material costs. Although the Company has been successful in recovering a substantial amount of the raw material cost increases, it has experienced competitive as well as contractual constraints limiting pricing actions. In addition, as a result of the Company’s pricing actions, customers may become more likely to consider competitor’s products, some of which may be available at a lower cost. Significant loss of customers could result in a material adverse effect on the Company’s results of operations.

Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial position and results of operations.

During 2006, our five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) together accounted for approximately 23% of our consolidated net sales with the largest customer (General Motors) accounting for approximately 6% of consolidated net sales.

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

The Company maintains a $100.0 million unsecured credit facility (the “Credit Facility”) with a group of lenders, which can be increased to $125.0 million at the Company’s request if lenders agree to increase their commitments and the Company satisfies certain conditions. The Credit Facility, which matures on September 30, 2010, provides the availability of revolving credit borrowings. In general, the borrowings under the Credit Facility bear interest at either a base rate or LIBOR rate plus a margin based on the Company’s consolidated leverage ratio.

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

Quaker is exposed to market rate risk for changes in interest rates, due to the variable interest rate applied to the Company’s borrowings under its credit facilities. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase, perhaps significantly, depending on the extent of Quaker’s borrowings under the Credit Facility. At December 31, 2006, the Company had $79.2 million outstanding under its credit facilities. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $25.0 million at December 31, 2006. In February 2007, the Company completed a refinancing of its existing industrial development bonds to fix the interest rate of an additional $5.0 million of debt.

Failure to generate taxable income could have a material adverse effect on our financial position and results of operations.

At the end of 2006, the Company had net U.S. deferred tax assets totaling $15.5 million, excluding deferred tax assets relating to additional minimum pension liabilities. In addition, the Company has $5.1 million in operating loss carryforwards primarily related to certain of its foreign operations. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination was made, which could have a material adverse effect on the Company’s financial statements. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is implementing actions that could positively impact taxable income.

Environmental laws and regulations and pending legal proceedings may materially and adversely affect the Company’s liquidity, financial position and results of operations.

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters, including environmental matters. An adverse result in any such matters may materially and adversely affect the Company’s liquidity, financial position and results of operations. Incorporated herein by reference is the information concerning pending asbestos-related litigation against an inactive subsidiary and amounts accrued associated with certain environmental investigatory and non-capital remediation costs in Note 18 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

Ability to rapidly develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business.

We believe that our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis, in response to customers’ demands for higher performance process chemicals, coatings and other chemical products. Our competitors may develop new products or enhancements to their products that offer performance, features and lower prices that may render our products less competitive or obsolete and, as a consequence, we may lose business and/or significant market share. The development and commercialization of new products requires significant expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner that will satisfy our customers’ future needs or achieve market acceptance.

The scope of our international operations subjects the Company to risks, including risks from changes in trade regulations, currency fluctuations, and political and economic instability.

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. dollar, the E.U. euro, the Brazilian real, and the Chinese renminbi and the impact of those currency fluctuations on the underlying economies. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 53% to 56% of the annual consolidated net sales. All of these operations use the local currency as their functional currency. The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and attendant net assets. Therefore, as exchange rates vary, Quaker’s results can be materially affected. Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 13 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

Quaker’s corporate headquarters and a laboratory facility are located in Conshohocken, Pennsylvania. Quaker’s other principal facilities are located in Detroit, Michigan; Middletown, Ohio; Placentia, California; Santa Fe Springs, California; Uithoorn, The Netherlands; Santa Perpetua de Mogoda, Spain; Rio de Janeiro, Brazil; Tradate, Italy; and Qingpu, China, which commenced operations in January 2007. All of the properties except Placentia, California and Santa Fe Springs, California are used by the metalworking segment. The Placentia, California and Santa Fe Springs, California properties are used by the coatings segment. With the exception of the Conshohocken, Placentia, Santa Fe Springs and Tradate sites, which are leased, all of these principal facilities are owned by Quaker and as of December 31, 2006 were mortgage free. Quaker also leases sales, laboratory, manufacturing, and warehouse facilities in other locations.

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

In 2005, the Company completed the sale of its Villeneuve, France site. Quaker had ceased manufacturing operations at this facility in March 2002. Production was consolidated into its facilities in Uithoorn, The Netherlands and Santa Perpetua de Mogoda, Spain. In November 2006, the Company’s former Chinese joint venture partner purchased the Wuxi joint venture’s manufacturing facility, with production scheduled to be transferred to the Company’s Qingpu, China facility during 2007.

Each of Quaker’s 50% or less owned non-U.S. associated companies owns or leases a plant and/or sales facilities in various locations.

Item 3.	Legal Proceedings.

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters, including environmental matters. Incorporated herein by reference is the information concerning pending asbestos-related litigation against an inactive subsidiary and amounts accrued associated with certain environmental investigatory and non-capital remediation costs in Note 18 of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report. The Company is a party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flow, or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the last quarter of the period covered by this Report.

Item 4(a).	Executive Officers of the Registrant.

Set forth below are the executive officers of the Company. Each of the executive officers is elected annually to a one-year term.

Name, Age, and Present Position with the Company	Business Experience During Past Five Years and Period Served as an Officer
Ronald J. Naples, 61 Chairman of the Board and Chief Executive Officer, and Director	Mr. Naples has served in his current position since 1997.

Neal E. Murphy, 49 Vice President, Chief Financial Officer and Treasurer	Mr. Murphy was elected Vice President in July 2004 and was elected Chief Financial Officer and Treasurer in August 2004. Prior to joining the Company, he was Senior Vice President and Chief Financial Officer of International Specialty Products from February 2002 to July 2004.

Michael F. Barry, 48 Senior Vice President and Managing Director—North America	Mr. Barry assumed his current position in January 2006. He was Senior Vice President and Global Industry Leader—Metalworking and Coatings from July 2005 through December 2005. He was Vice President and Global Industry Leader—Industrial Metalworking and Coatings from January 2004 through June 2005 and Vice President and Chief Financial Officer from 1998 to August 2004.

D. Jeffry Benoliel, 48 Vice President, Secretary and General Counsel	Mr. Benoliel has served in his current position since 2001.

José Luiz Bregolato, 61 Vice President and Managing Director—South America	Mr. Bregolato has served in his current position since 1993.

Mark A. Featherstone, 45 Vice President and Global Controller	Mr. Featherstone was elected Vice President in March 2005, and has held the position of Global Controller since May 2001.

Mark Harris, 52 Senior Vice President—Global Strategy and Marketing	Mr. Harris assumed his current position in January 2006. He was Senior Vice President and Global Industry Leader—Steel from July 2005 through December 2005. He was Vice President and Global Industry Leader—Steel from January 2001 through June 2005.

Jan F. Nieman, 46 Vice President and Managing Director—Asia/Pacific	Mr. Nieman was elected Vice President in February 2005, and has held the position of Managing Director, Asia/Pacific since August 2003. He was also Global Business Unit Manager Value Added Resellers—Metalworking, Quaker Chemical B.V., the Company’s Dutch affiliate, from October 2000 to August 2003.

Wilbert Platzer, 45 Vice President and Managing Director—Europe	Mr. Platzer assumed his current position in January 2006. He was Vice President – Global Industrial Metalworking from July 2005 through December 2005. He was Vice President—Worldwide Operations from January 2001 through June 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol KWR. The following table sets forth, for the calendar quarters during the past two most recent fiscal years, the range of high and low sales prices for the common stock as reported on the NYSE composite tape (amounts rounded to the nearest penny), and the quarterly dividends declared and paid:

	Price Range				Dividends Declared		Dividends Paid
	2006		2005
	High	Low	High	Low	2006	2005	2006	2005
First quarter	$21.75	$18.90	$25.07	$20.03	$0.215	$0.215	$0.215	$0.215
Second quarter	21.94	16.70	22.00	17.30	0.215	0.215	0.215	0.215
Third quarter	20.29	18.04	19.11	16.57	0.215	0.215	0.215	0.215
Fourth quarter	22.49	18.25	19.34	15.80	0.215	0.215	0.215	0.215

As of January 17, 2007, there were 918 shareholders of record of the Company’s common stock, its only outstanding class of equity securities.

Every holder of Quaker common stock is entitled to one vote or ten votes for each share held of record on any record date depending on how long each share has been held. As of January 17, 2007, 9,948,053 shares of Quaker common stock were issued and outstanding. Based on the information available to the Company, on January 17, 2007, the holders of 1,054,298 shares of Quaker common stock would have been entitled to cast ten votes for each share, or approximately 54% of the total votes that would have been entitled to be cast as of that record date and the holders of 8,893,755 shares of Quaker common stock would have been entitled to cast one vote for each share, or approximately 46% of the total votes that would have been entitled to be cast as of that date. The number of shares that are indicated as entitled to one vote includes those shares presumed to be entitled to only one vote. Because the holders of these shares may rebut this presumption, the total number of votes entitled to be cast as of January 17, 2007 could be more than 19,436,735.

The following graph compares the cumulative total return (assuming reinvestment of dividends) from December 31, 2001 to December 31, 2006 for (i) Quaker’s common stock, (ii) the S&P SmallCap 600 Stock Index (the “SmallCap Index”) and (iii) the S&P Chemicals (Specialty) Index-SmallCap (the “Chemicals Index”). The graph assumes the investment of $100 on December 31, 2001 in each of Quaker’s common stock, the stocks comprising the SmallCap Index, and the stocks comprising the Chemicals Index.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Item 6.	Selected Financial Data.

The following table sets forth selected financial information for the Company and its consolidated subsidiaries:

	2006	2005(1)	2004	2003	2002
	(In thousands, except per share amounts)
Summary of Operations:
Net sales	$460,451	$424,033	$400,695	$340,192	$274,521
Income before taxes, equity income and minority interest	18,440	6,615	17,457	24,118	24,318

Net income	11,667	1,688	8,974	14,833	14,297
Per share:
Net income-basic	$1.19	$0.17	$0.93	$1.58	$1.56
Net income-diluted	$1.18	$0.17	$0.90	$1.52	$1.51
Dividends declared	0.86	0.86	0.86	0.84	0.84
Dividends paid	0.86	0.86	0.855	0.84	0.835
Financial Position:
Working capital	$96,062	$79,105	$45,569	$37,137	$37,529
Total assets	357,382	331,995	324,893	289,467	213,858
Long-term debt	85,237	67,410	14,848	15,827	16,590
Shareholders’ equity	110,831	105,907	122,587	112,352	88,055

Following amounts in thousands

(1)	The results of operation for 2005 include a net pre-tax charge for restructuring and related activities of $10,320, proceeds from the sale of real estate by the Company’s real estate joint venture of $4,187, and a $1,000 tax charge associated with the repatriation of accumulated earnings of its foreign subsidiaries.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services (“CMS”) for various heavy industrial and manufacturing applications around the globe, with significant sales to the steel and automotive industries. The improved 2006 results largely reflect the continued execution of the Company’s actions taken throughout 2005 in response to its challenging business environment.

The revenue growth in 2006 was primarily due to increased selling prices, as well as higher volume in China. Higher selling prices, combined with improved CMS profitability, offset higher raw material and third-party finished product costs, resulting in significantly higher gross margin dollars with only a slight improvement in gross margin as a percentage of sales as compared to 2005. Raw material costs, primarily crude oil derivatives, continued to increase during 2006 compared to the prior year, mitigating pricing actions intended to improve gross margins as a percentage of sales. While oil prices have recently declined from a peak early in the third quarter of 2006, to date, the oil price reductions have not yet resulted in any significant reduction in raw material prices. Selling, general and administrative expenses for 2006 increased $4.6 million compared to 2005. Cost savings from restructuring efforts completed in 2005 enabled increased spending in higher growth areas, higher variable compensation and higher professional fees.

Earnings per diluted share of $1.18 represent a considerable improvement over the $0.17 for 2005. The principal factors impacting 2006 earnings included a 9% growth in revenues and improved performance from CMS. The Company’s 2005 earnings included a $10.3 million pre-tax charge for restructuring and related activities and a $1.0 million tax charge attributable to the repatriation of accumulated earnings of its foreign subsidiaries, which were offset in part by $4.2 million of pre-tax income from the sale of property by the Company’s real estate joint venture and lower minority interest primarily as a result of the Company’s first quarter 2005 acquisition of the remaining 40% interest in its Brazilian affiliate. The Company’s 2005 restructuring efforts are positively impacting the bottom line as resources have been shifted to higher growth areas like China, CMS and coatings. However, any improvements in gross margin as a percentage of sales will depend upon a sustained period of stable or declining raw material costs. The Company remains focused on pursing revenue opportunities, managing its raw material and other costs and pursuing pricing initiatives. Most recently, in the fourth quarter of 2006 the Company acquired the remaining minority interest in its China affiliate.

Notwithstanding the improved performance, the business environment in which the Company operates remains challenging. While demand in China is expected to continue to remain strong, volume in other markets was limited by customer end-market issues, including higher inventory levels in the U.S. steel industry and reduced vehicle sales experienced by some automotive customers, with indications that these conditions would continue for the foreseeable future. Raw material and third party product costs continue to remain higher as compared to the prior year. In certain instances, the Company faces competitive or contractual constraints limiting pricing actions to recover these higher costs.

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

Quaker believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:

1. Accounts receivable and inventory reserves and exposures—Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. Further, a significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel industry, where a number of bankruptcies have occurred during recent years. In recent years, certain large industrial customers have also experienced financial difficulty. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. These matters may increase the Company’s exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Reserves for customers filing for bankruptcy protection are generally established at 75-100% of the amount outstanding at the filing date, dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company’s consolidated allowance for doubtful accounts was $3.2 million and $4.1 million at December 31, 2006 and 2005, respectively. Further, the Company recorded provisions for doubtful accounts of $0.0 million, $1.2 million and $0.5 million in 2006, 2005 and 2004 respectively. An increase of 10% to the recorded provisions would have decreased the Company’s pre-tax earnings by $0.0 million, $0.12 million and $0.05 million in 2006, 2005 and 2004, respectively.

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

These factors may result in an impairment charge in the future. The carrying amount of the Company’s equity investments at December 31, 2006 was $7.0 million and was comprised of three investments totaling $3.6 million, $2.3 million and $1.1 million, respectively.

4. Tax exposures and valuation allowances—Quaker records expenses and liabilities for taxes based on estimates of amounts that will be ultimately determined to be deductible in tax returns filed in various jurisdictions. The filed tax returns are subject to audit, often several years subsequent to the date of the financial statements. Disputes or disagreements may arise during audits over the timing or validity of certain items or deductions, which may not be resolved for extended periods of time. Quaker establishes reserves for potential tax audit and other exposures as transactions occur and reviews these reserves on a regular basis; however, actual exposures and audit adjustments may vary from these estimates. Quaker also records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Quaker has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Quaker were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Quaker determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made which could have a material adverse impact on the Company’s financial statements. U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries since it is the Company’s intention to continue to reinvest these earnings in those subsidiaries for working capital needs and growth initiatives. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of foreign tax credits.

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

6. Goodwill and other intangible assets—Goodwill and other intangible assets are evaluated in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets, which do not have indefinite lives, are recorded at fair value and amortized over a straight-line basis based on third party valuations of the assets. Goodwill and intangible assets, which have indefinite lives, are no longer amortized and are required to be assessed at least annually for impairment. The Company compares the assets’ fair value to their carrying value primarily based on future discounted cash flows in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. The Company completed its annual impairment assessment as of the end of the third quarter 2006, and no impairment charge was warranted. The Company’s consolidated goodwill and indefinite-lived intangible assets at December 31, 2006 and 2005 were $39.3 million and $36.0 million, respectively. The

Company’s assumption of weighted average cost of capital and estimated future net operating profit after tax (NOPAT) are particularly important in determining whether an impairment charge has been incurred. The Company currently uses a weighted average cost of capital of 12% and, at September 30, 2006, this assumption would have had to increase by more than 2.5 percentage points before any of the Company’s reporting units would fail step one of the SFAS No. 142 impairment analysis. Further, at September 30, 2006, the Company’s estimate of future NOPAT would have had to decrease by more than 17% before any of the Company’s reporting units would be considered potentially impaired.

7. Postretirement benefits—The Company provides certain pension and other postretirement benefits to employees and retirees. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required valuations to determine benefit expense and, if necessary, non-cash charges to equity for additional minimum pension liabilities. Critical assumptions used in the actuarial valuation include the weighted average discount rate, rates of increase in compensation levels, and expected long-term rates of return on assets. If different assumptions were used, additional pension expense or charges to equity might be required. For 2006, the Company incurred such a non-cash charge to equity of $9.3 million, in connection with the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans.” The Company’s pension plan year-end is November 30, which serves as the measurement date. The following table highlights the potential impact on the Company’s pre-tax earnings due to changes in assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 31, 2006:

	1/2 Percentage Point Increase			1/2 Percentage Point Decrease
	Foreign	Domestic	Total	Foreign	Domestic	Total
	(Dollars in millions)
Discount rate	$(0.6)	$(0.1)	$(0.7)	$0.4	$0.1	$0.5
Expected rate of return on plan assets	$(0.2)	$(0.2)	$(0.4)	$0.2	$0.2	$0.4

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically, it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The adoption of FSP AUG AIR-1 did not have a material effect on our consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position or results of operations.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents remained at $16.1 million at December 31, 2006 and 2005. Operating and financing activities provided $8.2 million and $4.2 million, respectively, which were offset by $13.5 million of net cash used in investing activities.

Net cash flows provided by operating activities were $8.2 million in 2006 versus $11.6 million in 2005. The Company’s higher net income was more than offset by the change in working capital accounts, increased net pension plan contributions and higher restructuring payments in 2006, as a result of the actions taken in the fourth quarter of 2005. The change in working capital accounts was largely driven by higher incentive compensation accruals in 2006 on higher earnings and the timing of accounts payable in the U.S. and Europe in the prior year.

Net cash flows used in investing activities were $13.5 million in 2006 compared to $8.8 million in 2005. The primary factors affecting the change in cash flows were higher capital expenditures in 2006 for expansion, primarily in Asia/Pacific, and lower payments related to acquisitions, and lower proceeds from the disposition of assets. In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6.7 million. In accordance with the purchase agreement, the Company made the first of four $1.0 million contingent annual payments in the first quarter of 2006. In addition, in the fourth quarter of 2006, the Company paid $0.6 million in connection with the acquisition of the remaining minority interest in its China joint venture. See also Note 14 of Notes to Consolidated Financial Statements. In the first quarter of 2005, the Company recorded a gain of $3.0 million in connection with the sale of real estate assets by the Company’s real estate joint venture, discussed below. In 2005, the Company received $1.9 million of cash proceeds from the sale of its Villeneuve, France site.

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

In December 2005, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $15.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. In accordance with the agreement, the subsidiary received $7.5 million cash in December 2005 and the remaining $7.5 million in December of 2006, which were deposited into an interest bearing account, which earned approximately $0.3 million in 2006, offset by $0.5 million of payments in 2006. The restrictions regarding the use of proceeds lapse after a period of 15 years. Due to the restricted nature of the proceeds, a corresponding deferred credit was established in “Other non-current liabilities” for an equal and offsetting amount, and will remain until the restrictions lapse or the funds are exhausted via payments of claims and costs of defense. See Notes 16, 17 and 18 of Notes to Consolidated Financial Statements.

Net cash flows provided by financing activities were $4.2 million in 2006 compared to a $14.9 million use of cash in 2005. The change was caused primarily by net borrowings in 2006 compared to net repayments in 2005. The borrowings in 2006 were used to fund the Company’s working capital needs, construction of a new manufacturing and research facility in China, and the fourth quarter 2006 acquisition of the remaining interest in the Company’s China affiliate. The fourth quarter 2005 restructuring actions were funded during 2006. In addition, lower distributions were paid to the minority shareholders in 2006 due to the acquisition of minority shareholders’ interests. The prior year distributions to minority shareholders were driven in large part by a distribution made prior to the Company’s acquisition of the remaining 40% interest in its Brazilian joint venture described above.

In September 2005, the Company prepaid its senior unsecured notes due in 2007. The total amount of principal prepaid was $8.6 million. In October 2005, the Company entered into a new syndicated multi-currency credit agreement that provides for financing in the United States and The Netherlands. This facility enabled the Company to consolidate the majority of its short-term debt into a longer-term facility. The new facility terminates on September 30, 2010. The new facility allows for revolving credit borrowings in a principal amount of up to $100.0 million, which can be increased to $125.0 million at the Company’s request if lenders agree to increase their commitments and the Company satisfies certain conditions. In general, borrowings under the credit facility bear interest at either a base rate or LIBOR rate plus a margin based on the Company’s consolidated leverage ratio. The provisions of the agreement require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2006 and 2005. Under its most restrictive covenants, the Company could have borrowed an additional $18.8 million at December 31, 2006. At December 31, 2006 and 2005, the Company had approximately $79.2 million and $63.8 million outstanding on these credit lines at a weighted average borrowing rate of 5.69% and 4.42%, respectively. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $25.0 million at December 31, 2006. In February 2007, the Company completed a refinancing of its existing industrial development bonds to fix the interest rate of an additional $5.0 million of debt.

The Company’s net debt-to-total capital ratio was 40% at December 31, 2006, compared to 35% at December 31, 2005. In connection with the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the Company recorded a non-cash charge to “Shareholders’ equity” of $9.3 million, which negatively impacted the Company’s net debt-to-total capital ratio by approximately two percentage points. The Company believes that in 2007 it is capable of supporting its operating requirements including pension plan contributions, payments of dividends to shareholders, possible acquisition and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

The following table summarizes the Company’s contractual obligations at December 31, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. Pension and other postretirement plan contributions beyond 2007 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. The timing of payments related to other long-term liabilities, which consist primarily of deferred compensation agreements, cannot be readily determined due to their uncertainty. Interest obligations on the Company’s short and long-term debt are excluded as the majority of the Company’s debt is subject to variable interest rates. (Amounts in millions)

	Payments due by period
Contractual Obligations	Total	2007	2008	2009	2010	2011	2012 and beyond
Short-term debt	$3.261	$3.261	$—	$—	$—	$—	$—
Long-term debt	85.501	1.369	1.405	0.942	76.785	—	5.000
Capital lease obligations	1.717	0.446	0.407	0.338	0.508	0.018	—
Non-cancelable operating leases	20.012	4.073	3.623	2.667	1.991	1.733	5.925
Purchase obligations	3.503	3.070	0.433	—	—	—	—
Pension and other postretirement plan contributions	7.983	7.983	—	—	—	—	—
Other long-term liabilities (primarily deferred compensation agreements)	8.553	—	—	—	—	—	8.553

Total contractual cash obligations	$130.530	$20.202	$5.868	$3.947	$79.284	$1.751	$19.478

Operations

CMS Discussion

During 2003, the Company expanded its approach to its chemical management services (CMS) channel consistent with the Company’s strategic imperative to sell customer solutions—value—not just fluids. Prior to this change, the Company effectively acted as an agent whereby it purchased chemicals from other companies and resold the product to the customer at little or no margin and earned a set management fee for providing this service. Therefore, the profit earned on the management fee was relatively secure as the entire cost of the products was passed on to the customer. The approach taken in 2003 was dramatically different. The Company began entering into new contracts under which it receives a set management fee and the costs that relate to those management fees were and are largely dependent on how well the Company controls product costs and achieves product conversions from other third-party suppliers to its own products. This approach came with new risks and opportunities, as the profit earned from the management fee is subject to movements in product costs as well as the Company’s own performance. The Company believes this expanded approach is a way for Quaker to become an integral part of our customers’ operational efforts to improve manufacturing costs and to demonstrate value that the Company would not be able to demonstrate as purely a product provider.

Under this alternative pricing structure, the Company was awarded a series of multi-year CMS contracts primarily at General Motors Powertrain, DaimlerChrysler and Ford manufacturing sites in 2003, 2004, 2005 and 2006. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and has positioned the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This alternative approach had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, revenues and costs from these sales are reported on a net sales or “pass-through” basis. As discussed above, the alternative structure is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, the Company recognizes in the alternative structure in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold, the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions. As some contracts have been renewed or renegotiated, some of the contracts reverted to a “pass through” basis. Currently, the Company has a mix of contracts with both the traditional product pass through structure and fixed priced contracts covering all services and products. The Company’s offerings will continue to include both approaches to CMS depending on customer requirements and business circumstances.

Comparison of 2006 with 2005

Net sales for 2006 were $460.5 million, up 8.6% from $424.0 million for 2005. The increase in net sales was attributable to higher sales prices and volume growth. Volume growth was mainly attributable to market share growth and increased demand in the U.S. and China offset by softening demand in Europe. Selling price increases were broadly implemented across all regions and market segments to offset significantly higher raw material costs.

Gross profit (net sales less cost of goods sold) as a percentage of sales was 31.0% for 2006, as compared to 30.6% for 2005. Higher selling prices and a stronger performance from the Company’s CMS channel helped maintain margins notwithstanding continued increases in raw material prices, particularly crude oil derivatives.

Selling, general and administrative expenses (“SG&A”) for 2006 increased $4.6 million compared to 2005. Cost savings from restructuring efforts completed in 2005 enabled increased spending in higher growth areas, higher variable compensation, and higher professional fees. In addition, due to a legislative change, effective January 1, 2006, the Company recorded a pension gain in the first quarter of 2006 of $0.9 million relating to one of its European pension plans. SG&A as a percentage of sales decreased from 27.4% to 26.3%.

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

The decrease in other income is largely due to $4.2 million of pre-tax gain relating to the Company’s real estate joint venture recorded in 2005. The remainder of the decrease was the result of foreign exchange losses in 2006 compared to gains in 2005. The increase in net interest expense is attributable to higher average borrowings and higher interest rates.

The effective tax rate was 33.8% for 2006 compared to 50.4% in 2005, with the decrease primarily due to the tax charge taken in 2005 associated with the repatriation of accumulated foreign earnings.

At the end of 2006, the Company had net U.S. deferred tax assets totaling $15.5 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its U.S. net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination were made, which could have a material adverse impact on the Company’s financial statements. The continued upward pressure in the prices for the Company’s crude-oil based raw materials has negatively impacted U.S. profitability. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income.

The decrease in minority interest expense for the year is due to the acquisition of the remaining 40% interest in the Company’s Brazilian affiliate in March of 2005, the fourth quarter 2006 acquisition of the remaining interest in the Company’s China affiliate, and lower financial performance from most of the Company’s minority affiliates.

Segment Reviews—Comparison of 2006 with 2005

Metalworking Process Chemicals:

Metalworking Process Chemicals consist of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 92% of the Company’s net sales in 2006. Net sales for this segment were up $32.0 million, or 8%, compared to 2005. Foreign currency translation positively impacted net sales by approximately 1%, driven by the Brazilian real to U.S. dollar exchange rate. The average Brazilian real to U.S. dollar rate was 0.46 in 2006 compared to 0.41 in 2005. Net sales were positively impacted by 4% growth in North America, 5% growth in Europe, 20% growth in Asia/Pacific and 2% growth in South America, all on a constant currency basis. The growth in net sales was attributable to both higher sales and volume growth. The majority of the volume growth came from increased demand in China, while price increases implemented across all regions helped to restore margins despite higher raw material costs. The $12.6 million increase in this segment’s operating income compared to 2005 is largely reflective of the Company’s pricing actions, improved performance from the Company’s U.S. CMS channel, and savings generated from the Company’s 2005 restructuring actions.

Coatings:

The Company’s Coatings segment, which represented approximately 7% of the Company’s net sales for 2006, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $6.2 million, or 23% in 2006, compared with the prior year. The increase in net sales was the result of increased demand for both coatings and chemical milling maskants to the aerospace industry. This segment’s operating income increased $1.2 million, consistent with the noted volume increases.

Other Chemical Products:

Other Chemical Products, which represented approximately 1% of the Company’s net sales for 2006, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales for 2006 decreased $1.8 million, or 47%, due to a variety of market conditions, including reduced demand in the hydrocarbon and wastewater markets. This segment’s operating income decreased $0.4 million, as a result of the noted volume decreases.

Comparison of 2005 with 2004

Net sales for 2005 increased to $424.0 million, up 6% from $400.7 million for 2004. Approximately 4% of the increase was attributable to higher sales prices, while foreign exchange rate translation favorably impacted net sales by approximately 2%. Volume increases in Asia/Pacific were partially offset by softer demand in North America and Europe.

Gross profit as a percentage of sales declined from 32.7% in 2004 to 30.6% in 2005. Higher prices for the Company’s raw materials, particularly crude oil derivatives, and higher third-party product purchase costs with respect to the Company’s CMS contracts, exceeded the pace at which price increases could be implemented through the year. Unfavorable product and regional mix also contributed to the decline in gross profit percentage.

Selling, general and administrative expenses (“SG&A”) for 2005 increased $2.8 million or approximately 3% from 2004. Foreign exchange rate translation accounted for approximately half of the increase with the remainder attributable to inflation, investments in growth initiatives, and higher pension costs offset by other cost reduction efforts. SG&A as a percentage of sales decreased from 28.3% to 27.4%.

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

The increase in other income for 2005 was largely due to the $4.2 million of proceeds received from the sale by the Company’s real estate joint venture of its holdings. The proceeds included a $3.0 million gain relating to the sale by the venture of its real estate holdings, as well as $1.2 million of preferred return distributions. Preferred distributions in 2004 totaled $0.9 million. Foreign exchange gains in 2005 also contributed to the increase in other income. The increase in net interest expense in 2005 was due to higher average borrowings and higher interest rates on the Company’s debt.

The effective tax rate was 50.4% versus 31.5% in 2004. The increase was primarily due to the Company’s election, in the fourth quarter of 2005, to repatriate substantial accumulated foreign earnings primarily to improve its global capital structure, which resulted in a $1.0 million charge in tax expense.

The $1.7 million decrease in minority interest in 2005 was primarily due to the Company’s first quarter 2005 acquisition of the remaining 40% interest in its Brazilian affiliate.

Segment Reviews—Comparison of 2005 with 2004

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales in 2005. Net sales were up $23.0 million, or 6%, compared with 2004. Favorable currency translation represented approximately 2 percentage points of the growth in this segment, driven by the Brazilian real to U.S. dollar exchange rate. The average Brazilian real to U.S. dollar rate was 0.41 in 2005 compared to 0.34 in 2004. The remaining net sales increase of 4% was due to 35% growth in Asia/Pacific, 7.2% growth in South America, 1% growth in North America, partially offset by decreases in our European net sales, which were down 3%, all on a constant currency basis. The growth in net sales is primarily attributable to the pricing actions taken by the Company throughout 2004 and 2005 to help in offsetting the escalation in raw material costs. Volume increases in Asia/Pacific were offset by volume declines in the Company’s North American and European regions. The $6.4 million decrease in this segment’s operating income compared to 2004 is largely reflective of the pace at which raw material costs have escalated beyond the Company’s pricing actions. This segment’s operating income was also impacted by higher selling costs compared to the prior year.

Coatings:

The Company’s Coatings segment, which represented approximately 6% of Company’s net sales for 2005, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $2.0 million, or 8%, in 2005, compared with the prior year, primarily due to higher chemical milling maskant sales to the aerospace industry. Operating income decreased by $0.1 million in 2005 compared to 2004 due to higher raw material and selling costs.

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

Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization, primarily in Europe, and reduce operating costs (2001 Program). Included in the restructuring charges were provisions for severance of 53 employees. The charge comprised $2.807 million related to employee separations, $2.450 million related to facility rationalization charges, and $0.597 million related to abandoned acquisitions. In January of 2005, the last severance payment under the 2001 program was made and the Company reversed $0.117 million of unused restructuring accruals related to this program. In 2005, the Company completed the sale of its Villeneuve, France site for $1.907 million, which completed all actions contemplated by the 2001 Program. The Company reversed $0.159 million of unused restructuring accruals related to this program in the fourth quarter of 2005.

In 2003, Quaker’s management approved a restructuring plan (2003 Program). Included in the 2003 restructuring charge were provisions for severance for 9 employees totaling $0.273 million. As of March 31, 2005, all severance payments were completed and the Company reversed $0.059 million of unused restructuring accruals related to this program, which completed all actions contemplated by the 2003 Program.

In 2004, Quaker’s management approved a restructuring plan by announcing the consolidation of its administrative facilities in Hong Kong with its Shanghai headquarters (2004 Program). Included in the 2004 restructuring charge were severance provisions for 5 employees totaling $0.119 million and an asset impairment related to the Company’s previous plans to implement its global ERP system at this location totaling $0.331 million. As of March 31, 2005, all severance payments were completed, which completed all actions contemplated by the 2004 Program.

In the first quarter of 2005, Quaker’s management approved a restructuring plan (2005 1st Quarter Program). Included in the first quarter 2005 restructuring charge were provisions for severance for 16 employees totaling $1.408 million. At December 31, 2005, all severance payments were completed. The Company reversed $0.096 million of unused restructuring charges related to this program, which completed all actions contemplated by the 2005 1st Quarter Program.

In the fourth quarter of 2005, Quaker’s management approved a restructuring plan (2005 4th Quarter Program) with the goal of significantly reducing operating costs in the U.S. and Europe. The restructuring plan included involuntary terminations, a freeze of the Company’s U.S. pension plan, and a voluntary early retirement window to certain U.S. employees, with enhanced pension and other postretirement benefits. Included in the restructuring charges were provisions for severance (voluntary and involuntary) of 55 employees. Restructuring and related charges of $9.344 million were recognized in the fourth quarter of 2005. The charge comprised $4.024 million related to severance for involuntary terminations, $1.017 million related to one-time payments for voluntary early retirement, $2.668 million related to the U.S. pension plan freeze, and $1.635 million for the enhanced pension and other postretirement benefits related to voluntary early retirement participants. The charges related to the U.S. pension plan freeze and the enhanced pension and postretirement benefits are not included in the following table, and are included as part of the accrued pension and other post retirement balances. See also Note 9 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report. The Company completed the initiatives contemplated under this program during 2006.

Employee Separations
2005 4th Quarter Program:
Restructuring charges	$5.041
Payments	(1.006)
Currency translation and other	(0.002)

December 31, 2005 ending balance	4.033

Payments	(4.033)

December 31, 2006 ending balance	$0

Environmental Clean-up Activities

The Company is involved in environmental clean-up activities in connection with an existing plant location and former waste disposal sites. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. Voluntarily in coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. The Company believes that the remaining potential-known liabilities associated with these matters range from approximately $1.5 million to $1.9 million, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses, fines, penalties, and damages will not be incurred in excess of the amount reserved. See Note 18 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

General

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 53% to 56% of the consolidated net annual sales. See Note 13 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

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

Any or all of the forward-looking statements in this report, in Quaker’s Annual Report to Shareholders for 2006 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

Interest Rate Risk.    Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of December 31, 2006, Quaker had approximately $79.2 million in borrowings under its credit facilities at a weighted average borrowing rate of approximately 5.69%. The Company uses derivative financial instruments primarily for the purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. In 2006 and 2005, the Company entered into five interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $25.0 million and $15.0 million and a fair value of $0.1 and $(0.1) million at December 31, 2006 and December 31, 2005, respectively. The counterparties to the swaps are major financial institutions. See the information included under the caption “Derivatives” in Note 1 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report and is incorporated herein by reference. In February 2007, the Company completed a refinancing of its existing industrial development bonds to fix the interest rate of an additional $5.0 million of debt.

Foreign Exchange Risk.    A significant portion of Quaker’s revenues and earnings is generated by its foreign operations. These foreign operations also hold a significant portion of Quaker’s assets and liabilities. All such operations use the local currency as their functional currency. Accordingly, Quaker’s financial results are affected by risks typical of global business such as currency fluctuations, particularly between the U.S. dollar, the Brazilian real, the Chinese renminbi and the E.U. euro. As exchange rates vary, Quaker’s results can be materially affected.

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 53% to 56% of consolidated net annual sales.

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

Credit Risk.    Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel industry, where a number of bankruptcies occurred during recent years. In recent years, certain large industrial customers have also experienced financial difficulty. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Quaker Chemical Corporation:

We have completed integrated audits of Quaker Chemical Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Quaker Chemical Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 and Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006 and the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, PA

March 9, 2007

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Net sales	$460,451	$424,033	$400,695

Costs and expenses:
Cost of goods sold	317,850	294,219	269,818
Selling, general, and administrative expenses	120,969	116,340	113,536
Restructuring and related activities, net	—	10,320	450

	438,819	420,879	383,804

Operating income	21,632	3,154	16,891
Other income, net	1,259	6,120	1,818
Interest expense	(5,520)	(3,681)	(2,363)
Interest income	1,069	1,022	1,111

Income before taxes, equity income and minority interest	18,440	6,615	17,457
Taxes on income	6,224	3,336	5,499

	12,216	3,279	11,958
Equity in net income of associated companies	773	618	890
Minority interest in net income of subsidiaries	(1,322)	(2,209)	(3,874)

Net income	$11,667	$1,688	$8,974

Per share data:
Net income—basic	$1.19	$0.17	$0.93
Net income—diluted	$1.18	$0.17	$0.90
Weighted average shares outstanding:
Basic	9,779	9,679	9,606
Diluted	9,854	9,816	9,969

See notes to consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2006	2005
	(In thousands, except par value and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$16,062	$16,121
Accounts receivable, net	107,340	93,943
Inventories	51,984	45,818
Deferred income taxes	4,379	4,439
Prepaid expenses and other current assets	6,476	5,672

Total current assets	186,241	165,993
Property, plant and equipment, net	60,927	56,897
Goodwill	38,740	35,418
Other intangible assets, net	8,330	8,703
Investments in associated companies	7,044	6,624
Deferred income taxes	28,573	24,385
Other assets	27,527	33,975

Total assets	$357,382	$331,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$4,950	$5,094
Accounts payable	54,212	50,832
Dividends payable	2,133	2,091
Accrued compensation	15,225	9,818
Other current liabilities	13,659	19,053

Total current liabilities	90,179	86,888
Long-term debt	85,237	67,410
Deferred income taxes	5,317	4,608
Accrued pension and postretirement benefits	38,430	38,210
Other non-current liabilities	23,353	22,363

Total liabilities	242,516	219,479

Minority interest in equity of subsidiaries	4,035	6,609

Commitments and contingencies	—	—
Shareholders’ equity
Common stock, $1 par value; authorized 30,000,000 shares; Issued: 2006-9,925,976, 2005-9,726,385 shares	9,926	9,726
Capital in excess of par value	5,466	3,574
Retained earnings	114,498	111,317
Accumulated other comprehensive loss	(19,059)	(18,710)

Total shareholders’ equity	110,831	105,907

Total liabilities and shareholders’ equity	$357,382	$331,995

See notes to consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities
Net income	$11,667	$1,688	$8,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,136	9,163	8,610
Amortization	1,427	1,368	1,157
Equity in net income of associated companies, net of dividends	(348)	(384)	(602)
Minority interest in earnings of subsidiaries	1,322	2,209	3,874
Deferred income tax	404	(4,476)	(1,872)
Deferred compensation and other, net	(507)	(747)	(442)
Stock based compensation	857	771	452
Restructuring and related activities	—	6,018	450
Gain on sale of partnership assets	—	(2,989)	—
(Gain) Loss on disposal of property, plant and equipment	34	—	(509)
Insurance settlement realized	(544)	—	—
Pension and other postretirement benefits	(4,247)	(439)	(172)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(8,947)	(9,600)	(6,254)
Inventories	(4,146)	(5,821)	(7,559)
Prepaid expenses and other current assets	(140)	161	(388)
Accounts payable and accrued liabilities	5,440	15,726	129
Change in restructuring liabilities	(4,033)	(2,798)	(558)
Estimated taxes on income	(192)	1,722	(1,596)

Net cash provided by operating activities	8,183	11,572	3,694

Cash flows from investing activities
Capital expenditures	(12,379)	(6,989)	(8,643)
Payments related to acquisitions	(1,684)	(6,700)	—
Proceeds from partnership disposition of assets	—	2,989	—
Proceeds from disposition of assets	64	1,918	1,880
Insurance settlement received and interest earned	7,836	7,508	—
Change in restricted cash, net	(7,292)	(7,508)	—
Other, net	—	—	(75)

Net cash used in investing activities	(13,455)	(8,782)	(6,838)

Cash flows from financing activities
Proceeds from short-term debt	1,897	—	—
Net (decrease) increase in short-term borrowings	(3,384)	(52,703)	17,683
Proceeds from long-term debt	15,283	59,525	2,564
Repayment of long-term debt	(940)	(9,566)	(3,679)
Dividends paid	(8,444)	(8,340)	(8,241)
Stock options exercised, other	1,235	387	960
Distributions to minority shareholders	(1,490)	(4,198)	(1,956)

Net cash provided by (used in) financing activities	4,157	(14,895)	7,331

Effect of exchange rate changes on cash	1,056	(852)	2,976
Net (decrease) increase in cash and cash equivalents	(59)	(12,957)	7,163
Cash and cash equivalents at beginning of the period	16,121	29,078	21,915

Cash and cash equivalents at end of the period	$16,062	$16,121	$29,078

Supplemental cash flow disclosures
Cash paid during the year for:
Income taxes	$6,315	$5,584	$4,809
Interest	4,944	3,354	2,201
Non-cash activities:
Restricted insurance receivable (See also Note 16 of Notes to Consolidated Financial Statements)	$7,500	$7,500	$—

See notes to consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock	Capital in excess of par value	Retained earnings	Unearned compensation	Accumulated other comprehensive income (loss)	Treasury stock	Total
	(In thousands, except per share amounts)
Balance at December 31, 2003	$9,664	$2,181	$117,308	$(621)	$(15,406)	$(774)	$112,352

Net income	—	—	8,974	—	—	—	8,974
Currency translation adjustments	—	—	—	—	8,959	—	8,959
Minimum pension liability	—	—	—	—	(1,052)	—	(1,052)
Unrealized gain on available-for-sale securities	—	—	—	—	159	—	159

Comprehensive income	—	—	—	—	—	—	17,040

Dividends ($0.86 per share)	—	—	(8,301)	—	—	—	(8,301)
Shares issued upon exercise of options	4	301	—	—	—	536	841
Shares issued for employee stock purchase plan	1	40	—	—	—	162	203
Equity-based compensation plans	—	110	—	—	—	76	186
Amortization of unearned compensation	—	—	—	266	—	—	266

Balance at December 31, 2004	9,669	2,632	117,981	(355)	(7,340)	—	122,587

Net income	—	—	1,688	—	—	—	1,688
Currency translation adjustments	—	—	—	—	(7,897)	—	(7,897)
Minimum pension liability	—	—	—	—	(3,449)	—	(3,449)
Current period changes in fair value of derivatives	—	—	—	—	(71)	—	(71)
Unrealized gain on available-for-sale securities	—	—	—	—	47	—	47

Comprehensive income	—	—	—	—	—	—	(9,682)

Dividends ($0.86 per share)	—	—	(8,352)	—	—	—	(8,352)
Shares issued upon exercise of options	33	273	—	—	—	—	306
Shares issued for employee stock purchase plan	17	260	—	—	—	—	277
Equity-based compensation plans	7	409	—	—	—	—	416
Amortization of unearned compensation	—	—	—	355	—	—	355

Balance at December 31, 2005	9,726	3,574	111,317	—	(18,710)	—	105,907
Net income	—	—	11,667	—	—	—	11,667
Currency translation adjustments	—	—	—	—	7,396	—	7,396
Minimum pension liability	—	—	—	—	1,250	—	1,250
Current period changes in fair value of derivatives	—	—	—	—	155	—	155
Unrealized gain on available-for-sale securities	—	—	—	—	143	—	143

Comprehensive income	—	—	—	—	—	—	20,611

Adjustment to initially apply FASB Statement No. 158	—	—	—	—	(9,293)	—	(9,293)
Dividends ($0.86 per share)	—	—	(8,486)	—	—	—	(8,486)
Shares issued upon exercise of options	104	942	—	—	—	—	1,046
Shares issued for employee stock purchase plan	11	178	—	—	—	—	189
Equity-based compensation plans	85	772	—	—	—	—	857

Balance at December 31, 2006	$9,926	$5,466	$114,498	$—	$(19,059)	$—	$110,831

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

In January 2003, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Certain Variable Interest Entities, (“VIEs”), which is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” FIN 46, as revised by FIN 46 (revised December 2003), addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activities of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained and would include any VIEs if the Company was the primary beneficiary pursuant to the provisions of FIN 46 (revised December 2003). The Company determined that its real estate joint venture, which was always accounted for under the equity method, was a VIE but that the Company was not the primary beneficiary. In February 2005, the Venture sold its real estate assets, which resulted in $4,187 of proceeds to the Company after payment of the partnership obligations. The proceeds included, a gain of $2,989 related to the sale by the Venture of its real estate holdings as well as $1,198 of preferred distributions. These proceeds are included in other income. See also Note 3 of Notes to Consolidated Financial Statements.

Translation of foreign currency:    Assets and liabilities of non-U.S. subsidiaries and associated companies are translated into U.S. dollars at the respective rates of exchange prevailing at the end of the year. Income and expense accounts are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are recorded directly in shareholders’ equity and will be included in income only upon sale or liquidation of the underlying investment. All non-U.S. subsidiaries use their local currency as its functional currency.

Cash and cash equivalents:    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories:    Inventories are valued at the lower of cost or market value. Inventories are valued using the first-in, first-out (“FIFO”) method. See also Note 5 of Notes to Consolidated Financial Statements.

Long-lived assets:    Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method on an individual asset basis over the following estimated useful lives: buildings and improvements, 10 to 45 years; and machinery and equipment, 3 to 15 years. The carrying value of long-lived assets is periodically evaluated whenever changes in circumstances or current events indicate the carrying amount of such assets may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared with the carrying value to determine whether an impairment exists. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. Upon sale or other dispositions of long-lived assets, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposals is recorded to income. Expenditures for renewals and betterments, which increase the estimated useful life or capacity of the assets, are capitalized; expenditures for repairs and maintenance are expensed when incurred.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Capitalized software:    The Company applies the Accounting Standards Executive Committee Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. In connection with the implementation of the Company’s global transaction system, approximately $3,817 and $6,406 of net costs were capitalized at December 31, 2006 and 2005, respectively. These costs are amortized over a period of five years once the assets are placed into service.

Goodwill and other intangible assets:    On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests will be performed more frequently if there are triggering events. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets. See also Note 15 of Notes to Consolidated Financial Statements.

Revenue recognition:    The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment arrangements, upon usage by the customer and when services are performed. License fees and royalties are recognized in accordance with agreed-upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured, and are included in other income. As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $62,777, $38,840 and $35,215 for 2006, 2005 and 2004, respectively.

Research and development costs:    Research and development costs are expensed as incurred. Research and development expenses are included in selling, general and administrative expenses, and during 2006, 2005 and 2004 were $12,989, $14,148, and $13,808, respectively.

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

Comprehensive income (loss):    The Company presents comprehensive income (loss) in its Statement of Shareholders’ Equity. The components of accumulated other comprehensive loss at December 31, 2006 include: accumulated foreign currency translation adjustments of $1,848, minimum pension liability of $(21,300),

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

unrealized holding gains on available-for-sale securities of $308, and the fair value of derivative instruments of $85. The components of accumulated other comprehensive loss at December 31, 2005 include: accumulated foreign currency translation adjustments of $(5,548) and minimum pension liability of $(13,257), unrealized holding gains on available-for-sale securities of $166, and the fair value of derivative instruments of $(71).

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

Derivatives:    The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, all derivatives are recognized on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in Accumulated Other Comprehensive Income (Loss) until it is cleared to earnings during the same period in which the hedged item affects earnings. The Company uses no derivative instruments designated as fair value hedges.

In 2006 and 2005, the Company entered into five interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $25,000 and $15,000 and a fair value of $85 and $(71) at December 31, 2006 and December 31, 2005, respectively. The counterparties to the swaps are major financial institutions.

Recently issued accounting standards:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically, it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The adoption of FSP AUG AIR-1 did not have a material effect on our consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position or results of operations.

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

Note 2—Restructuring and Related Activities

In 2001, Quaker’s management approved restructuring plans to realign the organization, primarily in Europe, and reduce operating costs (2001 Program). Included in the restructuring charges were provisions for severance of 53 employees. The charge comprised $2,807 related to employee separations, $2,450 related to facility rationalization charges, and $597 related to abandoned acquisitions. In January of 2005, the last severance payment under the 2001 program was made and the Company reversed $117 of unused restructuring accruals related to this program. In 2005, the Company completed the sale of its Villeneuve, France site for $1,907, which completed all actions contemplated by the 2001 Program. The Company reversed $159 of unused restructuring accruals related to this program in the fourth quarter of 2005.

In 2003, Quaker’s management approved a restructuring plan (2003 Program). Included in the 2003 restructuring charge were provisions for severance for 9 employees totaling $273. As of March 31, 2005, all severance payments were completed and the Company reversed $59 of unused restructuring accruals related to this program, which completed all actions contemplated by the 2003 Program.

In 2004, Quaker’s management approved a restructuring plan by announcing the consolidation of its administrative facilities in Hong Kong with its Shanghai headquarters (2004 Program). Included in the 2004 restructuring charge were severance provisions for 5 employees totaling $119 and an asset impairment related to the Company’s previous plans to implement its global ERP system at this location totaling $331. As of March 31, 2005, all severance payments were completed, which completed all actions contemplated by the 2004 Program.

In the first quarter of 2005, Quaker’s management approved a restructuring plan (2005 1st Quarter Program). Included in the first quarter 2005 restructuring charge were provisions for severance for 16 employees totaling $1,408. At December 31, 2005, all severance payments were completed. The Company reversed $96 of unused restructuring charges related to this program, which completed all actions contemplated by the 2005 1st Quarter Program.

In the fourth quarter of 2005, Quaker’s management approved a restructuring plan (2005 4th Quarter Program) with the goal of significantly reducing operating costs in the U.S. and Europe. The restructuring plan

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

included involuntary terminations, a freeze of the Company’s U.S. pension plan, a voluntary early retirement window to certain U.S. employees, with enhanced pension and other postretirement benefits. Included in the restructuring charges were provisions for severance (voluntary and involuntary) of 55 employees. Restructuring and related charges of $9,344 were recognized in the fourth quarter of 2005. The charge comprised $4,024 related to severance for involuntary terminations, $1,017 related to one-time payments for voluntary early retirement, $2,668 related to the U.S. pension plan freeze, and $1,635 for the enhanced pension and other postretirement benefits related to voluntary early retirement participants. The Company completed the initiatives contemplated under this program during 2006. The charges related to the U.S. pension plan freeze and the enhanced pension and other postretirement benefits are not included in the following table, and are included as part of the accrued pension and other postretirement balances. See also Note 9 of Notes to Consolidated Financial Statements.

Accrued restructuring balances, included in other current liabilities and assigned to the Metalworking segment, are as follows:

Employee Separations
2005 4th Quarter Program:
Restructuring charges	5,041
Payments	(1,006)
Currency translation and other	(2)

December 31, 2005 ending balance	4,033

Payments	(4,033)

December 31, 2006 ending balance	$0

Note 3—Investments in Associated Companies

Investments in associated (less than majority-owned) companies are accounted for under the equity method. Summarized financial information of the associated companies, in the aggregate, is as follows:

	December 31,
	2006	2005
Current assets	$24,129	$22,063
Noncurrent assets	5,400	4,844
Current liabilities	13,062	11,153
Noncurrent liabilities	233	291

	Year Ended December 31,
	2006	2005	2004
Net sales	$46,062	$44,507	$48,104
Gross margin	17,662	17,677	22,216
Operating income	3,920	3,430	5,440
Net income	1,574	1,202	2,194

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

Note 4—Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. Reserves for customers filing for bankruptcy protection are generally established at 75-100% of the amount owed at the filing date, dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. We perform a formal review of our allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers. During 2006, the Company’s five largest customers accounted for approximately 23% of its consolidated net sales with the largest customer (General Motors) accounting for approximately 6% of consolidated net sales.

At December 31, 2006 and 2005, the Company had gross trade accounts receivable totaling $110,525 and $98,009 with trade accounts receivable greater than 90 days past due of $5,565 and $11,725, respectively. Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2006, 2005 and 2004.

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs Charged to Allowance	Effect of Exchange Rate Changes	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2006	$4,066	$—	$(961)	$80	$3,185
Year ended December 31, 2005	$6,773	$1,216	$(3,828)	$(95)	$4,066
Year ended December 31, 2004	$6,763	$500	$(512)	$22	$6,773

Note 5—Inventories

Total inventories comprise:

	December 31,
	2006	2005
Raw materials and supplies	$21,589	$20,016
Work in process and finished goods	30,395	25,802

	$51,984	$45,818

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 6—Property, Plant and Equipment

Property, plant and equipment comprise:

	December 31,
	2006	2005
Land	$5,768	$5,391
Building and improvements	40,446	38,110
Machinery and equipment	104,427	94,223
Construction in progress	8,293	3,179

	158,934	140,903
Less accumulated depreciation	(98,007)	(84,006)

	$60,927	$56,897

The Company leases certain equipment under capital leases in Europe and the U.S., including its manufacturing facility in Tradate, Italy. Gross property, plant, and equipment includes $3,398 and $2,659 of capital leases with $672 and $345 of accumulated depreciation at December 31, 2006 and 2005, respectively. The following is a schedule by years of future minimum lease payments:

For the year ended December 31,
2007	$446
2008	$407
2009	$338
2010	$508
2011	$18
2012 and beyond	$—

Total net minimum lease payments	1,717
Less amount representing interest	(292)

Present value of net minimum lease payments	$1,425

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

The Company’s CARO’s consist primarily of asbestos contained in certain manufacturing facilities and decommissioning costs related to its above-ground storage tanks. In the fourth quarter of 2005, due to a change in facts and circumstances at one of its manufacturing facilities, the Company determined enough information

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

regarding the timing of cash flows was available to record a liability for $250. During 2006, the Company accrued interest on this liability, which is included in other non-current liabilities, of $15.

Note 8—Taxes on Income

Taxes on income consist of the following:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$(443)	$—
State	21	20	—
Foreign	5,799	8,235	7,371

	5,820	7,812	7,371
Deferred:
Federal	792	(3,194)	(1,881)
Foreign	(388)	(1,282)	9

Total	$6,224	$3,336	$5,499

The components of earnings before income taxes were as follows:

	2006	2005	2004
Domestic	$395	$(12,249)	$(7,242)
Foreign	18,045	18,864	24,699

Total	$18,440	$6,615	$17,457

Domestic earnings before income taxes do not include foreign earnings that are included in U.S. taxable income. During the fourth quarter of 2005, the Company elected to repatriate substantial accumulated foreign earnings and implemented other tax planning strategies, which enabled the Company to utilize all domestic operating loss carryforwards, and improved its global capital structure. This repatriation was the primary reason for the increase in the Company’s effective tax rate in 2005 and resulted in a net $1,000 charge to tax expense.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Total deferred tax assets and liabilities are composed of the following at December 31:

	2006		2005
	Current	Non-current	Current	Non-current
Retirement benefits	$609	$10,918	$1,116	$7,948
Allowance for doubtful accounts	628	—	690	—
Insurance and litigation reserves	826	—	800	—
Postretirement benefits	—	2,634	—	2,744
Supplemental retirement benefits	—	1,460	—	1,347
Performance incentives	1,884	1,204	474	1,150
Equity-based compensation	—	332	—	—
Alternative minimum tax carryforward	—	2,092	—	2,092
Restructuring charges	—	—	966	—
Vacation pay	432	—	393	—
Insurance settlement	—	5,176	—	5,253
Operating loss carryforward	—	5,098	—	3,527
Foreign tax credit	—	2,161	—	1,404
Deferred compensation	—	352	—	873
Other	—	45	—	48

	4,379	31,472	4,439	26,386
Valuation allowance	—	(2,899)	—	(2,001)

Total deferred income tax assets, net	$4,379	$28,573	$4,439	$24,385

Depreciation		$1,275		$1,203
Europe pension and other		4,042		3,405

Total deferred income tax liabilities		$5,317		$4,608

The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31:

	2006	2005	2004
Income tax (benefit) provision at the Federal statutory tax rate	$6,454	$2,315	$6,110
State income tax provisions, net	13	13	—
Non-deductible entertainment and business meal expense	136	151	176
Differences in tax rates on foreign earnings and remittances	(366)	3,777	(719)
Excess FTC utilization	—	(2,429)	—
Settlement of tax contingencies	—	(446)	—
Miscellaneous items, net	(13)	(45)	(68)

Taxes on income	$6,224	$3,336	$5,499

At December 31, 2006, the Company domestically had a net deferred tax asset of $15,515 inclusive of alternative minimum tax (AMT) credits of $2,092. Additionally, the Company has foreign tax credit carryovers of $2,161 which have the following expiration dates: $100 in 2012, $763 in 2013, $535 in 2014 and $763 in 2016. A full valuation allowance has been taken against these foreign tax credits. Finally, the Company has foreign tax loss carryforwards of $13,591 of which $2,013 expires in 2011; the remaining foreign tax losses have no expiration dates. A partial valuation allowance has been established with respect to the tax benefit of these losses for $738.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries because it is the Company’s intention to continue to reinvest these earnings in those subsidiaries to support growth initiatives. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of tax credits. The amount of such undistributed earnings at December 31, 2006 was approximately $37,000. Any income tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements, which have been incorporated below.

The incremental effect of applying FASB Statement No. 158 on Individual Line Items in the Statement of Financial Position as of December 31, 2006, is as follows:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Deferred Income Taxes	$24,237	$4,336	$28,573
Other Assets	35,123	(7,596)	27,527
Total Assets	360,642	(3,260)	357,382
Other Current Liabilities	14,131	(472)	13,659
Accrued pension and post retirement benefits	31,925	6,505	38,430
Total Liabilities	236,483	6,033	242,516
Accumulated other comprehensive loss	(9,766)	(9,293)	(19,059)
Total shareholders’ equity	120,124	(9,293)	110,831

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following table shows the Company plans’ funded status reconciled with amounts reported in the consolidated balance sheet as of December 31:

	Pension Benefits						Other Postretirement Benefits
	2006			2005			2006	2005
	Foreign	Domestic	Total	Foreign	Domestic	Total	Domestic	Domestic
Change in benefit obligation
Benefit obligation at beginning of year	$44,464	$66,207	$110,671	$44,709	$60,967	$105,676	$10,902	$10,671
Service cost	2,025	586	2,611	2,025	1,735	3,760	15	20
Interest cost	1,920	3,575	5,495	1,898	3,394	5,292	551	581
Employee contributions	111	—	111	102	—	102	—	—
Amendments	—	(111)	(111)	—	—	—	—	—
Curtailment (gain)/loss	(2,748)	—	(2,748)	—	(1,938)	(1,938)		—
Special termination benefits	—	—	—	—	1,205	1,205	—	430
Benefits paid	(1,132)	(5,756)	(6,888)	(717)	(3,831)	(4,548)	(1,153)	(1,159)
Plan expenses and premiums paid	(285)	(80)	(365)	(463)	(80)	(543)	—	—
Actuarial (gain)/loss	(2,875)	1,537	(1,338)	2,646	4,755	7,401	(32)	359
Translation difference	5,159	—	5,159	(5,736)	—	(5,736)	—	—

Benefit obligation at end of year	$46,639	$65,958	$112,597	$44,464	$66,207	$110,671	$10,283	$10,902

Change in plan assets
Fair value of plan assets at beginning of year	$34,514	$37,873	$72,387	$36,020	$33,188	$69,208	—	—
Actual return on plan assets	1,187	3,838	5,025	1,423	1,955	3,378	—	—
Employer contribution	2,553	4,906	7,459	2,751	6,561	9,312	1,153	1,159
Employee contributions	111	—	111	102	—	102	—	—
Benefits paid	(1,132)	(5,756)	(6,888)	(717)	(3,831)	(4,548)	(1,153)	(1,159)
Plan expenses and premiums paid	(285)	—	(285)	(463)	—	(463)	—	—
Translation difference	4,212	—	4,212	(4,602)	—	(4,602)	—	—

Fair value of plan assets at end of year	$41,160	$40,861	$82,021	$34,514	$37,873	$72,387	$—	$—

Funded status	$(5,479)	$(25,097)	$(30,576)	$(9,950)	$(28,334)	$(38,284)	$(10,283)	$(10,902)
Unrecognized transition asset	—	—	—	(593)	—	(593)	—	—
Unrecognized (gain)/loss	—	—	—	15,057	18,403	33,460	—	2,445
Unrecognized prior service cost	—	—	—	254	253	507	—	(226)
Adjustments for contributions in December	—	1,119	1,119	—	1,036	1,036	—	—

Net amount recognized	$(5,479)	$(23,978)	$(29,457)	$4,768	$(8,642)	$(3,874)	$(10,283)	$(8,683)

Amounts recognized in the balance sheet consist of:
Non-current asset/Prepaid benefit cost	$430	—	$430	$7,403	—	$7,403	—	—
Current liabilities	(145)	(495)	(640)	(674)	(519)	(1,193)	(1,100)	(1,124)
Non-current liabilities	(5,764)	(23,483)	(29,247)	(4,039)	(26,612)	(30,651)	(9,183)	(7,559)
Intangible asset	—	—	—	74	253	327	—	—
Accumulated other comprehensive income	—	—	—	2,004	18,236	20,240	—	—

Net amount recognized	$(5,479)	$(23,978)	$(29,457)	$4,768	$(8,642)	$(3,874)	$(10,283)	$(8,683)

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive income:
Transition asset (obligation)	$538	$—	$538				$—
Prior service credit (cost)	(252)	(119)	(371)				159
Accumulated gain (loss)	(11,602)	(18,435)	(30,037)				(2,328)

Accumulated other comprehensive income (AOCI)	(11,316)	(18,554)	(29,870)				(2,169)
Cumulative employer contributions in excess of net period benefit cost	5,837	(5,424)	413				(8,114)

Net amount recognized	$(5,479)	$(23,978)	$(29,457)				$(10,283)

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The accumulated benefit obligation for all defined benefit pension plans was $105,210 ($64,560 Domestic, $40,650 Foreign) and $103,247 ($66,040 Domestic, $37,207 Foreign) at December 31, 2006 and 2005, respectively.

Information for pension plans with accumulated benefit obligation in excess of plan assets:

	2006			2005
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$13,142	$65,958	$79,100	$12,992	$66,207	$79,199
Accumulated benefit obligation	10,556	64,560	75,116	10,508	66,040	76,548
Fair value of plan assets	7,233	40,861	48,094	5,795	37,873	43,668

Information for pension plans with a projected benefit obligation in excess of plan assets:

	2006			2005
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$13,142	$65,958	$79,100	$44,464	$66,207	$110,671
Fair value of plan assets	7,233	40,861	48,094	34,514	37,873	72,387

Components of Net Periodic Benefit Cost—Pension Plans

	2006			2005
	Foreign	Domestic	Total	Foreign	Domestic	Total
Service cost	$2,025	$586	$2,611	$2,025	$1,735	$3,760
Interest cost	1,920	3,575	5,495	1,898	3,394	5,292
Expected return on plan assets	(1,596)	(3,222)	(4,818)	(1,529)	(2,888)	(4,417)
Pension plan curtailment	(983)	—	(983)	—	2,668	2,668
Special termination benefits	—	—	—	—	1,205	1,205
Other, amortization, net	679	831	1,510	656	855	1,511

Net periodic benefit cost	$2,045	$1,770	$3,815	$3,050	$6,969	$10,019

Total recognized in other comprehensive income	9,312	318	9,630

Total recognized in net periodic benefit cost and other comprehensive income	$11,357	$2,088	$13,445

	2004
	Foreign	Domestic	Total
Service cost	$1,825	$1,730	$3,555
Interest cost	1,806	3,383	5,189
Expected return on plan assets	(1,734)	(2,741)	(4,475)
Pension plan curtailment	—	—	—
Special termination benefits	—	—	—
Other, amortization, net	376	898	1,274

Net periodic benefit cost	$2,273	$3,270	$5,543

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Components of Net Periodic Benefit Cost—Other Postretirement Plan

	2006	2005	2004
Service Cost	$15	$20	$18
Interest cost and other	570	616	637
Special termination benefits	—	430	—

Net periodic benefit cost	$585	$1,066	$655

Total recognized in other comprehensive income	2,169

Total recognized in net periodic benefit cost and other comprehensive income	$2,754

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year:

	Pension Plans			Other Postretirement Benefits
	Foreign	Domestic	Total
Transition obligation (asset)	$(178)	$—	$(178)	$—
Actuarial (gain) loss	501	785	1,286	110
Prior service cost (credit)	31	11	42	(70)

	$354	$796	$1,150	$40

Additional Information

	Pension Benefits
	2006			2005
	Foreign	Domestic	Total	Foreign	Domestic	Total
Increase in minimum liability included in other comprehensive income	$9,312	$318	$9,630	$(477)	$5,816	$5,339

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
U.S. Plans:
Discount rate	5.50%	5.50%	5.50%	5.50%
Rate of compensation increase	3.375%	3.375%	N/A	N/A
Foreign Plans:
Discount rate	4.81%	4.35%	N/A	N/A
Rate of compensation increase	3.19%	3.10%	N/A	N/A

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Weighted-average assumptions used to determine net periodic benefit costs for years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
U.S. Plans:
Discount rate	5.500%	5.750%	5.500%	5.750%
Expected long-term return on plan assets	8.500%	8.500%	N/A	N/A
Rate of compensation increase	3.375%	3.375%	N/A	N/A
Foreign Plans:
Discount rate	4.35%	4.64%	N/A	N/A
Expected long-term return on plan assets	4.17%	4.35%	N/A	N/A
Rate of compensation increase	3.10%	3.10%	N/A	N/A

The long-term rates of return on assets were selected from within the reasonable range of rates determined by (a) historical real returns for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Assumed health care cost trend rates at December 31:

	2006	2005
Health care cost trend rate for next year	9.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2014	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point Increase	1% point Decrease
Effect on total service and interest cost	$27	$(24)
Effect on postretirement benefit obligations	510	(460)

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Plan Assets

The Company’s pension plan strategic target asset allocation and the weighted-average asset allocations at December 31, 2006 and 2005, by asset category were as follows:

	Plan Assets at December 31,
	Target	2006	2005
Asset Category
U.S. Plans
Equity securities	61%	62%	58%
Debt securities	32%	12%	25%
Other	7%	26%	17%

Total	100%	100%	100%

Foreign Plans
Equity securities	11%	11%	11%
Debt securities	89%	89%	89%

Total	100%	100%	100%

At December 31, 2006 “Other” consists principally of hedge funds (approximately 5% of plan assets) and cash and cash equivalents (approximately 21% of plan assets). Based upon prevailing interest rates available for money market funds a temporary addendum to the investment policy was approved in May 2006. This addendum allowed for a greater range of the mix between debt securities and cash and cash equivalents around the stated long term target allocation percentages presented in the above table. The Company was in compliance with all approved ranges of asset allocations.

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

The total value of plan assets for the Company’s pension plans is $82,021 and $72,387 as of December 31, 2006 and 2005, respectively. U.S. pension assets include Company common stock in the amounts of $221 (less than 1% of total U.S. plan assets), and $179 (less than 1% of total U.S. plan assets) at December 31, 2006 and 2005, respectively.

Cash Flows

Contributions

The Company expects to make minimum cash contributions of $6,883 to its pension plans ($5,495 Domestic, $1,388 Foreign) and $1,100 to its other postretirement benefit plan in 2007.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits			Other Postretirement Benefits
	Foreign	Domestic	Total
2007	1,063	4,094	5,157	1,100
2008	1,192	4,078	5,270	1,040
2009	1,342	3,976	5,318	1,000
2010	1,374	4,328	5,702	1,000
2011	1,589	5,006	6,595	960
2012 and beyond	8,893	26,533	35,426	4,280

The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $1,076, $725, and $827 in 2006, 2005 and 2004, respectively, representing the annual accrued benefits under this plan.

Defined Contribution Plan

The Company has a 401(k) plan with an employer match covering substantially all domestic employees. Effective January 1, 2006, the plan added a nonelective contribution on behalf of participants who have completed one year of service equal to 3% of the eligible participants’ compensation. Total Company contributions were $1,402, $625 and $575 for 2006, 2005 and 2004, respectively.

Note 10—Debt

Debt consisted of the following:

	December 31,
	2006	2005
Industrial development authority monthly floating rate (3.6% at December 31, 2006) demand bonds maturing 2014	$5,000	$5,000
Credit facilities (5.69% weighted average borrowing rate at December 31, 2006)	79,212	63,766
Other debt obligations (including capital leases)	5,975	3,738

	90,187	72,504
Short-term debt	(3,261)	(4,364)
Current portion of long-term debt	(1,689)	(730)

	$85,237	$67,410

The long-term financing agreements require the maintenance of certain financial covenants with which the Company is in compliance. During the next five years, payments on the Company’s debt, including capital lease maturities, are due as follows: $4,950 in 2007, $1,724 in 2008, $1,215 in 2009, $77,271 in 2010, $27 in 2011 and $5,000 beyond 2011.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

In 2005, the Company entered into a new syndicated multi-currency credit agreement that provides for financing in the United States and The Netherlands. This facility enabled the Company to consolidate the majority of its short-term debt into a longer-term facility. The new facility terminates on September 30, 2010. The new facility allows for revolving credit borrowings in a principal amount of up to $100,000, which can be increased to $125,000 at the Company’s request if lenders agree to increase their commitments and the Company satisfies certain conditions. In general, borrowings under the credit facility bear interest at either a base rate or LIBOR rate plus a margin based on the Company’s consolidated leverage ratio.

The provisions of the agreement require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2006 and 2005. Under its most restrictive covenants, the Company could have borrowed an additional $18,796 at December 31, 2006. At December 31, 2006 and 2005, the Company had approximately $79,212 and $63,766 outstanding on these credit lines at a weighted average borrowing rate of 5.69% and 4.42%, respectively. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $25,000 at December 31, 2006. In February 2007, the Company completed a refinancing of its existing industrial development bonds to fix the interest rate of an additional $5,000 of debt.

As of December 31, 2006, the Company maintained a $5,135 stand-by letter of credit which guarantees payment of the industrial development authority bonds. This letter of credit is renewed annually.

At December 31, 2006 and 2005, the amounts at which the Company’s debt are recorded are not materially different from their fair market value.

Note 11—Shareholders’ Equity and Stock-Based Compensation

The Company has 30,000,000 shares of common stock authorized, with a par value of $1, and 9,925,967 shares issued.

Holders of record of the Company’s common stock for a period of less than 36 consecutive calendar months or less are entitled to 1 vote per share of common stock. Holders of record of the Company’s common stock for a period greater than 36 consecutive calendar months are entitled to 10 votes per share of common stock.

The Company is authorized to issue 10,000,000 shares of preferred stock, $1 par value, subject to approval by the Board of Directors. The Board of Directors may designate one or more series of preferred stock and the number of shares, rights, preferences, and limitations of each series. No preferred stock has been issued.

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

Prior to January 1, 2006, the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “ Accounting for Stock Issued to Employees.” As such, no compensation cost was recognized for employee stock options that had exercise prices equal to the fair market value of our common stock at the date of granting the option. The Company also complied with the pro forma disclosure requirements of SFAS No. 123 “ Accounting for Stock Based Compensation ,” and SFAS No. 148 “ Accounting for Stock–Based Compensation—Transition and Disclosure.”

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

SFAS 123R requires the Company to present pro forma information for the comparative periods prior to the adoption as if the Company had accounted for all employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year period (dollars in thousands, except per share data):

	Twelve Months Ended December 31,
	2005	2004
Net Income—as reported	$1,688	$8,974
Add: Stock-based employee compensation expense included in net income, net of related tax effects	347	301
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(832)	(887)

Pro forma net income	$1,203	$8,388

Earnings per share:
Basic—as reported	$0.17	$0.93
Basic—pro forma	$0.12	$0.87
Diluted—as reported	$0.17	$0.90
Diluted—pro forma	$0.12	$0.84

The Company recognized approximately $857 of share–based compensation expense and $300 of related tax benefits in our unaudited condensed consolidated statement of operations for the twelve months ended December 31, 2006. The compensation expense was comprised of $224 related to stock options, $474 related to nonvested stock awards, $34 related to the Company’s Employee Stock Purchase Plan, and $125 related to the Company’s Director Stock Ownership Plan.

Approximately $91 of the amount of compensation cost recognized in 2006 for stock option awards reflects amortization relating to the remaining unvested portion of stock option awards granted prior to January 1, 2006. The estimated fair value of the options granted during prior years was calculated using a Black-Scholes model. The Black-Scholes model incorporates assumptions to value stock-based awards. The Company will continue to use the Black-Scholes option pricing model to value share-based awards. The estimated fair value of the Company’s share-based awards is amortized on a straight–line basis over the awards’ vesting period. The risk-free rate of interest for periods within the contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data on exercise timing to determine the expected life assumption. The assumptions used for stock option grants made in the first quarter of 2005 include the following: dividend yield of 3.4%, expected volatility of 22.6%, risk-free interest rate of 3.9%, an expected life of 5 years, and a forfeiture rate of 8% over the remaining life of these options.

Based on our historical experience, we have assumed a forfeiture rate of 13% on the nonvested stock. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

The adoption of SFAS 123R had an impact of $91 due to the accrual of compensation expense on the unvested stock options for the twelve months ended December 31, 2006.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

No compensation expense related to stock option grants had been recorded in the condensed consolidated statement of operations for 2005 and 2004, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Accordingly, results for prior periods have not been restated.

The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options become exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant for options issued in 1999 or later and ten years for options issued in prior years. Beginning in 1999, the LTIP program provided for common stock awards, the value of which was generally determined based on Company performance over a two to five-year period. Common stock awards issued in 2006 under the LTIP program are subject only to time vesting over a two to five-year period. In addition, as part of the Company’s Global Annual Incentive Plan (“GAIP”), nonvested shares may be issued to key employees.

Stock option activity under all plans is as follows:

	2006			2005
	Number Of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Options outstanding at January 1,	1,183,485	19.88		1,237,425	19.49
Options granted	120,600	19.98		158,360	21.97
Options exercised	(175,750)	14.57		(156,775)	17.97
Options forfeited	(2,375)	23.08		(2,500)	23.22
Options expired	(33,540)	21.77		(53,025)	22.38

Options outstanding at December 31,	1,092,420	20.69	3.2	1,183,485	19.88	3.3

Options exercisable at December 31,	948,010	20.65	2.8	1,066,274	19.55	3.2

	2004
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Options outstanding at January 1,	1,128,800	18.42
Options granted	181,575	25.99
Options exercised	(46,050)	18.03
Options forfeited	(24,900)	21.19
Options expired	(2,000)	17.23

Options outstanding at December 31,	1,237,425	19.49	3.5

Options exercisable at December 31,	876,825	18.00	2.7

The total intrinsic value of options exercised during 2006 was approximately $1,046. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of December 31, 2006, the total intrinsic value of options outstanding was approximately $2,168, and the total intrinsic value of exercisable options was approximately $1,918.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

A summary of the Company’s outstanding stock options at December 31, 2006 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31//2006	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/2006	Weighted Average Exercise Price
$13.30—$15.96	45,900	0.12	$14.68	45,900	$14.68
15.97— 18.62	174,750	1.18	17.57	174,750	17.57
18.63— 21.28	513,625	3.35	20.10	393,025	20.14
21.29— 23.94	190,820	4.72	21.91	190,820	21.91
23.95— 26.60	167,325	3.96	25.99	143,515	26.01

	1,092,420	3.20	20.69	948,010	20.65

As of December 31, 2006, unrecognized compensation expense related to nonvested stock options awarded prior to the adoption of SFAS 123R was $0. As of December 31, 2006, unrecognized compensation expense related to options granted during 2006 was $431.

During the second quarter of 2006, the Company granted 120,600 stock options under the Company’s LTIP plan, that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.1%, expected volatility of 27.1%, risk free interest rate of 5.0%, an expected term of 6 years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $133 of expense was recorded on these options during 2006. The fair value of these awards is amortized on a straight-line basis over the awards vesting period.

Under the Company’s LTIP plan, 29,650 shares of nonvested stock were granted during the first quarter of 2006 at a weighted average grant date fair value of $19.99 per share. In the second quarter of 2006, an additional 19,900 shares of nonvested stock were granted at a weighted average grant date fair value of $17.01 per share. None of these awards were vested or were forfeited and were all outstanding as of December 31, 2006. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of December 31, 2006, unrecognized compensation expense related to these awards was $657, to be recognized over a weighted average remaining period of 1.8 years.

Under the Company’s GAIP plan, 42,500 shares of nonvested stock were granted during the second quarter of 2005 at a weighted average grant date fair value of $20.12 per share. There were no new grants under this plan during 2006. None of these awards vested, 2,250 shares were forfeited, and 40,250 were outstanding as of December 31, 2006. As of December 31, 2006, unrecognized compensation expense related to these awards was $326, to be recognized over a weighted average remaining period of 1.9 years.

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

2003 Director Stock Ownership Plan

In March 2003, our Board of Directors approved a stock ownership plan for each member of our Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the committee may elect to adjust the number of shares. As of December 31, 2006, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. As of May 1, 2006, each Director who owned less than 7,500 shares of Company Common Stock was required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owned 7,500 or more shares of Company Common Stock receives 35% of the annual retainer in Common Stock and 65% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. As of May 1, 2006, the annual retainer was $24. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported by the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. The Company recorded approximately $125, $116 and $137 of expense in 2006, 2005 and 2004, respectively.

Restricted stock bonus:    As part of the Company’s 2001 Global Annual Incentive Plan (“GAIP”), approved by shareholders on May 9, 2001, a restricted stock bonus of 100,000 shares of the Company’s stock was granted to an executive of the Company. The shares were issued in April 2001, in accordance with the terms of the GAIP, and registered in the executive’s name. The shares vested over a five-year period, with the first installment vesting at the end of 2001 on achieving certain performance targets and the four remaining installments vesting annually in January thereafter, subject to the executive’s continued employment by the Company. In 2005 and 2004, 20,000 and 15,000 shares were earned and $355 and $266 was charged to selling, general, and administrative expenses, respectively.

Note 12—Earnings Per Share

The following table summarizes earnings per share (“EPS”) calculations for the years ended December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
Numerator for basic EPS and diluted EPS—net income	$11,667	$1,688	$8,974

Denominator for basic EPS—weighted average shares	9,778,745	9,679,013	9,606,074
Effect of dilutive securities, primarily employee stock options	75,355	136,572	362,970

Denominator for diluted EPS—weighted average shares and assumed conversions	9,854,100	9,815,585	9,969,044

Basic EPS	$1.19	$0.17	$0.93
Diluted EPS	$1.18	$0.17	$0.90

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following number of stock options are not included in dilutive earnings per share since in each case the exercise price is greater than the market price: 787,020, 769,670 and 176,725 in 2006, 2005 and 2004, respectively.

Note 13—Business Segments

The Company’s reportable segments are as follows:

(1) Metalworking process chemicals—industrial process fluids for various heavy industrial and manufacturing applications.

(2) Coatings—temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3) Other chemical products—other various chemical products.

Segment data includes direct segment costs, as well as general operating costs, including depreciation, allocated to each segment based on net sales. Inter-segment transactions are immaterial.

The table below presents information about the reported segments for the years ended December 31:

	Metalworking Process Chemicals	Coatings	Other Chemical Products	Total
2006
Net sales	$425,777	$32,684	$1,990	$460,451
Operating income	61,944	7,818	71	69,833
Depreciation	8,458	649	40	9,147
Segment assets	337,329	19,055	998	357,382

2005
Net sales	$393,762	$26,486	$3,785	$424,033
Operating income	49,357	6,574	470	56,401
Depreciation	7,346	494	71	7,911
Segment assets	312,776	18,196	1,023	331,995

2004
Net sales	$370,716	$24,529	$5,450	$400,695
Operating income	55,723	6,633	914	63,270
Depreciation	7,046	466	104	7,616
Segment Assets	306,825	16,429	1,639	324,893

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

A reconciliation of total segment operating income to total consolidated income before taxes for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Total operating income for reportable segments	$69,833	$56,401	$63,270
Restructuring and related charges, net	—	(10,320)	(450)
Non-operating charges	(45,785)	(40,307)	(43,778)
Depreciation of corporate assets and amortization	(2,416)	(2,620)	(2,151)
Interest expense	(5,520)	(3,681)	(2,363)
Interest income	1,069	1,022	1,111
Other income, net	1,259	6,120	1,818

Consolidated income before taxes	$18,440	$6,615	$17,457

The following sales and long-lived asset information is by geographic area as of and for the years ended December 31:

	2006	2005	2004
Net sales
North America	$202,979	$190,735	$189,179
Europe	141,444	130,080	132,491
Asia/Pacific	63,600	53,763	39,364
South America	49,281	43,939	34,404
South Africa	3,147	5,516	5,257

Consolidated	$460,451	$424,033	$400,695

	2006	2005	2004
Long-lived assets
North America	$79,206	$80,555	$69,753
Europe	36,455	41,553	50,009
Asia/Pacific	10,203	5,283	5,119
South America	16,671	14,181	9,950
South Africa	33	45	50

Consolidated	$142,568	$141,617	$134,881

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 14—Business Acquisitions and Divestitures

In the fourth quarter of 2006, the Company acquired the remaining interest in its Chinese joint venture. In accordance with the purchase agreement, payments for the acquisition occur as follows: $614 within five business days of closing, $825 one year from the closing date, $825 two years from the closing date, and $889 three years from the closing date. The Company made the first payment in the fourth quarter of 2006 and recorded the present value of the remaining payments as debt. In addition, the Company allocated $797 to intangible assets, comprising customer lists to be amortized over ten years and a non-compete agreement to be amortized over two years. The Company also recorded $230 of goodwill, which was assigned to the metalworking process chemicals segment. The following table shows the allocation of purchase price of assets and liabilities recorded at the acquisition date. The pro forma results of operations have not been provided because the effects were not material:

December 31, 2006
Current assets	$3,114
Fixed assets	237
Intangibles	797
Goodwill	230
Other non current assets	34

Total assets	4,412

Current liabilities	1,538
Current portion of long-term debt	1,393
Long-term debt	1,481

Total liabilities	4,412

Cash Paid	$—

In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6,700. In addition, annual $1,000 payments for four years will be paid subject to the former minority partners’ compliance with the terms of the purchase agreement. In connection with the acquisition, the Company allocated $1,475 to intangible assets, comprising customer lists of $600 to be amortized over 20 years and non-compete agreements of $875 to be amortized over five years. The Company also recorded $610 of goodwill, which was assigned to the metalworking process chemicals segment. The following table shows the allocation of purchase price of assets and liabilities recorded at the acquisition date. The first $1,000 payment was made in March 2006 and was recorded as goodwill and assigned to the metalworking process chemicals segment. The pro forma results of operations have not been provided because the effects were not material:

December 31, 2005
Current assets	$4,199
Fixed assets	1,920
Intangibles	1,475
Goodwill	610
Other non-current assets	604

Total Assets	8,808

Liabilities	2,108

Cash paid	$6,700

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 15—Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter of 2006 and no impairment charge was warranted. The changes in carrying amount of goodwill for the twelve months ended December 31, 2006 and 2005 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2004	$27,584	$7,269	$34,853

Goodwill additions	786	—	786
Currency translation adjustments	(221)	—	(221)

Balance as of December 31, 2005	$28,149	$7,269	$35,418

Goodwill additions	1,535	—	1,535
Currency translation adjustments	1,787	—	1,787

Balance as of December 31, 2006	$31,471	$7,269	$38,740

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of December 31 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2006	2005	2006	2005
Amortized intangible assets
Customer lists and rights to sell	$7,682	$6,703	$2,812	$2,095
Trademarks and patents	1,788	1,788	1,781	1,724
Formulations and product technology	3,278	3,278	1,645	1,240
Other	3,143	2,976	1,923	1,583

Total	$15,891	$14,745	$8,161	$6,642

The Company recorded $1,427, $1,368 and $1,157 of amortization expense in 2006, 2005 and 2004, respectively. Estimated annual aggregate amortization expense for the subsequent five years is as follows:

For the year ended December 31, 2007	$1,120
For the year ended December 31, 2008	$1,033
For the year ended December 31, 2009	$970
For the year ended December 31, 2010	$787
For the year ended December 31, 2011	$727

The Company has one indefinite-lived intangible asset of $600 for trademarks.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 16—Other Assets

Other assets comprise:

	December 31,
	2006	2005
Restricted insurance settlement	$14,800	$15,008
Pension assets	430	7,730
Deferred compensation assets	5,489	5,362
Supplemental retirement income program	3,323	2,543
Other	3,485	3,332

Total	$27,527	$33,975

In December 2005, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $15,000. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. In accordance with the agreement, the subsidiary received $7,500 cash in December 2005 and the remaining $7,500 in December of 2006. The funds earned $336 and $8 of interest in 2006 and 2005, respectively, which were offset by $544 of payments in 2006. The restrictions regarding the use of the proceeds lapse after a period of 15 years. Due to the restricted nature of the proceeds, a corresponding deferred credit was established in “Other non-current liabilities” for an equal and offsetting amount, and will remain until the restrictions lapse or the funds are exhausted via payments of claims and costs of defense. See Notes 17 and 18 of Notes to Consolidated Financial Statements.

Note 17—Other Non-Current Liabilities

	December 31,
	2006	2005
Restricted insurance settlement	$14,800	$15,008
Other (primarily deferred compensation agreements)	8,553	7,355

Total	$23,353	$22,363

See also Notes 16 and 18 of Notes to Consolidated Financial Statements.

Note 18—Commitments and Contingencies

The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites operated by unaffiliated third parties. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. Voluntarily in coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. The Company believes that the remaining potential-known liabilities associated with these matters range from approximately $1,500 to $1,900, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses and damages will not be incurred in excess of the amount reserved.

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

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $134 was accrued at December 31, 2006 and December 31, 2005, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than its existing insurance policies and proceeds from an insurance settlement received in late 2005. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $12,700 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases have been handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary is challenging the applicability of these limits to the claims being brought against the subsidiary. In response to this challenge, one of these carriers entered into a settlement and release agreement with the subsidiary in late 2005 for $15,000. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. Commencing in late 2005, the subsidiary is now paying out of these proceeds an allocated share of the defense costs and damages. The subsidiary has additional coverage under its excess policies. The Company believes, however, that if the coverage issues under the primary policies with the other carriers are resolved adversely to the subsidiary, the subsidiary’s insurance coverage will likely be exhausted. If exhausted, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurer. Nevertheless, liabilities in respect of claims may exceed coverage available to the subsidiary. See also Notes 16 and 17 of Notes to Consolidated Financial Statements.

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

The Company leases certain manufacturing and office facilities and equipment under non-cancelable operating leases with various terms from one to 15 years expiring in 2016. Rent expense for 2006, 2005 and 2004 was $4,475, $5,165 and $5,037, respectively. The Company’s minimum rental commitments under non-cancelable operating leases at December 31, 2006, were approximately $4,073 in 2007, $3,623 in 2008, $2,667 in 2009, $1,991 in 2010, $1,733 in 2011, and $5,925 thereafter.

Note 19—Quarterly Results (unaudited)

	First	Second	Third	Fourth
2006
Net sales	$109,816	$118,683	$116,425	$115,527
Gross profit	32,485	36,065	36,775	37,276
Operating income	5,123	6,276	5,290	4,943
Net income	2,542	2,992	3,139	2,994
Net income per share—basic	$0.26	$0.31	$0.32	$0.30
Net income per share—diluted	$0.26	$0.30	$0.32	$0.30
2005
Net sales	$104,161	$107,042	$105,751	$107,079
Gross profit	30,927	32,709	33,877	32,301
Operating income	1,478	3,589	3,940	(5,853)
Net income	3,126	1,795	2,212	(5,445)
Net income per share—basic	$0.32	$0.19	$0.23	$(0.56)
Net income per share—diluted	$0.32	$0.18	$0.23	$(0.56)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on its assessment, Quaker’s management has concluded that as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in Item 8 of this Report, has included in its Report of Independent Registered Public Accounting Firm, included in Item 8, its attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, which is incorporated herein by this reference.

Changes in Internal Controls Over Financial Reporting

The Company is in the process of implementing a global ERP system. At the end of 2006, subsidiaries representing more than 70% of consolidated revenue were operational on the global ERP system. Additional subsidiaries and CMS sites are planned to be implemented during 2007. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference is (i) the information beginning immediately following the caption “Proposal 1—Election of Directors and Nominee Biographies” in the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 9, 2007 to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2006 (the “2007 Proxy Statement”) to, but not including, the caption “Corporate Governance,” (ii) the information appearing in Item 4(a) of this Report, (iii) the information in the 2007 Proxy Statement beginning with and including the caption, “Section 16(a) Beneficial Ownership Reporting Compliance” to, but not including the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” and (iv) the information in the 2007 Proxy statement beginning with “Code of Ethics” to, but not including the caption “Meetings and Committees of the Board.”

Item 11.	Executive Compensation.

Incorporated by reference is the information in the 2007 Proxy Statement beginning immediately following the caption “Compensation Committee Interlocks and Insider Participation” to, but not including, the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference is the information in the 2007 Proxy Statement beginning immediately following the caption “Stock Ownership of Certain Beneficial Owners and Management” to, but not including, the subcaption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2006. Each number of securities reflected in the table is a reference to shares of Quaker common stock.

Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,092,420	20.69	1,286,376	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	1,092,420	20.69	1,286,376

(1)	As of December 31, 2006, 357,500 of these shares were available for issuance as restricted stock awards under the Company’s 2001 Global Annual Incentive Plan, 859,500 shares were available for issuance upon the exercise of stock options and/or as restricted stock awards under the Company’s 2006 Long-Term Performance Incentive Plan, and 51,376 shares were available for issuance under the 2003 Director Stock Ownership Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference is the information in 2007 Proxy Statement beginning with the subcaption “Director Independence” to but not including the subcaption “Governance Committee Procedures for Selecting Director Nominees.”

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference is the information in the 2007 Proxy Statement beginning with the subcaption “Audit Fees” to, but not including the statement recommending a vote for ratification of the Company’s independent auditors.

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

3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a) —	Amended and Restated Articles of Incorporation dated July 16, 1990. Incorporated by reference to Exhibit 3(a) as filed by Registrant with Form 10-K for the year 1996.

3(b) —	By-laws as amended through May 6, 1998. Incorporated by reference to Exhibit 3(b) as filed by Registrant with Form 10-K for the year 1998.

4 —	Shareholder Rights Plan dated March 6, 2000. Incorporated by reference to Form 8-K as filed by the Registrant on March 7, 2000.

10(a) —	Long-Term Performance Incentive Plan as approved May 5, 1993. Incorporated by reference to Exhibit 10(a) as filed by the Registrant with Form 10-K for the year 1993.*

10(i) —	Employment Agreement by and between the Registrant and Ronald J. Naples dated August 14, 1995. Incorporated by reference to Exhibit 10(i) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

10(j) —	Amendment to the Stock Option Agreement dated October 2, 1995 by and between the Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(j) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

10(k) —	Employment Agreement by and between Registrant and José Luiz Bregolato dated June 14, 1993. Incorporated by reference to Exhibit 10(k) as filed by Registrant with Form 10-K for the year 1995.*

10(o) —	Amendment No. 1 to Employment Agreement dated January 1, 1997 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(o) as filed by Registrant with Form 10-K for the year 1997.*

10(p) —	Amendment No. 1 to 1995 Naples Restricted Stock Plan and Agreement dated January 21, 1998 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(p) as filed by Registrant with Form 10-K for the year 1997.*

10(t) —	Employment Agreement by and between Registrant and Ronald J. Naples dated March 11, 1999. Incorporated by reference to Exhibit 10(t) as filed by Registrant with Form 10-K for the year 1998.*

10(u) —	Employment Agreement by and between Registrant and Michael F. Barry dated November 30, 1998. Incorporated by reference to Exhibit 10(u) as filed by Registrant with Form 10-K for the year 1998.*

10(dd) —	1999 Long-Term Performance Incentive Plan as approved May 12, 1999, effective January 1, 1999. Incorporated by reference to Exhibit 10(dd) as filed by Registrant with Form 10-K for the year 1999.*

10(ff) —	Deferred Compensation Plan as adopted by the Registrant dated December 17, 1999, effective July 1, 1997. Incorporated by reference to Exhibit 10(ff) as filed by Registrant with Form 10-K for the year 1999.*

10(gg) —	Supplemental Retirement Income Program adopted by the Registrant on November 6, 1984, as amended November 8, 1989. Incorporated by reference to Exhibit 10(gg) as filed by Registrant with Form 10-K for the year 1999.*

10(hh) —	2001 Global Annual Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit 10(hh) as filed by Registrant with Form 10-K for the year 2001.*

10(ii) —	2001 Long-Term Performance Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit 10(ii) as filed by Registrant with Form 10-K for the year 2001.*

10(jj) —	Agreement of Lease between Quaker Park Associates, L.P. and Quaker Chemical Corporation dated December 19, 2000. Incorporated by reference to Exhibit 10(jj) as filed by Registrant with Form 10-K for the year 2001.*

10(ww) —	2003 Director Stock Ownership Plan as approved May 14, 2003. Incorporated by reference to Exhibit 10(ww) as filed by the Registrant with Form 10-K for the year 2003.*

10(yy) —	Change in Control Agreement by and between Registrant and D. Jeffry Benoliel dated June 10, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(yy) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(zz) —	Change in Control Agreement by and between Registrant and Mark Featherstone dated June 10, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(zz) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(aaa) —	Change in Control Agreement by and between Registrant and Jose Luiz Bregolato, dated June 23, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(aaa) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(ccc) —	Amendment No. 1 to Employment Agreement dated March 11, 1999 between Registrant and Ronald J. Naples, effective July 21, 2004. Incorporated by reference to Exhibit 10(ccc) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(ddd) —	Employment Agreement by and between Registrant and Neal E. Murphy, effective July 22, 2004. Incorporated by reference to Exhibit 10(ddd) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(eee) —	Change in Control Agreement by and between Registrant and Neal E. Murphy, effective July 22, 2004. Incorporated by reference to Exhibit 10(eee) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(fff) —	1995 Naples Supplemental Retirement Income Program and Agreement (as amended and restated effective May 14, 2004) between Registrant and Ronald J. Naples dated August 4, 2004. Incorporated by reference to Exhibit 10(fff) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(hhh) —	Change in Control Agreement by and between Registrant and Michael F. Barry, effective May 14, 2004. Incorporated by reference to Exhibit 10(hhh) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(iii) —	Letter Agreement by and between Registrant and Joseph W. Bauer dated March 8, 2005. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K dated March 10, 2005.*

10(jjj) —	Credit Agreement between Registrant and Bank of America, N.A. and ABN AMRO Bank, N.V. and Banc of America Securities LLC, in the amount of $100,000,000, dated October 14, 2005. Incorporated by reference to Exhibit 10(jjj) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2005.

10(kkk) —	Directors’ Deferred Compensation Plan (Amended and Restated as of May 5, 2004). Incorporated by reference to Exhibit 10(kkk) as filed by the Registrant with Form 10-K for the year 2005.*

10(lll) —	Amendment One to Registrant’s 2001 Long-Term Performance Incentive Plan, effective February 22, 2005. Incorporated by reference to Exhibit 10.1 as filed by Registrant with Form 8-K filed on March 15, 2005.*

10(mmm) —	Form of Stock Option Agreement for associates under Registrant’s 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.2 as filed by Registrant with Form 8-K filed on March 15, 2005.*

10(nnn) —	Settlement Agreement and Release between Registrant, an inactive subsidiary of the Registrant, and Hartford Accident and Indemnity Company dated December 12, 2005. Incorporated by reference to Exhibit 10(nnn) as filed by the Registrant with Form 10-K for the year 2005.

10(ooo) —	Amendment to Registrant’s Deferred Compensation Plan for key officers dated December 20, 2005. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on December 22, 2005.*

10(ppp) —	Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on March 6, 2006.*

10(qqq) —	2001 Global Annual Incentive Plan, as amended and restated (incorporated by reference to Appendix D to the Corporation’s definitive proxy statement filed on March 31, 2006). *

10(rrr) —	2006 Long-Term Performance Incentive Plan (incorporated by reference to Appendix E to the Corporation’s definitive proxy statement filed on March 31, 2006).*

10(sss) —	Form of Stock Option Agreement provided for associates under the Registrant’s 2006 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 8-K filed on May 12, 2006.*

10(ttt) —	Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2006 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on June 27, 2006.*

10(uuu) —	Employment Agreement by and between Quaker Chemical Limited, a UK company and a subsidiary of Registrant, and Mark A. Harris, dated August 8, 2006. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on August 8, 2006.*

10(vvv) —	Employment Agreement by and between L. Willem Platzer and Quaker Chemical B.V., a Netherlands corporation and a subsidiary of Registrant, dated August 21, 2006. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on August 22, 2006.*

10(www) —	2006 Long-Term Performance Incentive Plan (amended and restated effective November 8, 2006).

10(xxx) —	Amended and Restated Supplemental Retirement Income Program approved on November 8, 2006, to be effective January 1, 2005.

10(yyy) —	Financing Agreement by and among Montgomery County Industrial Development Authority and Registrant and Brown Brothers Harriman & Co. dated February 1, 2007.

21 —	Subsidiaries and Affiliates of the Registrant

23 —	Consent of Independent Registered Public Accounting Firm

31.1 —	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 —	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 —	Certification of Ronald J. Naples pursuant to 18 U.S.C. Section 1350.

32.2 —	Certification of Neal E. Murphy pursuant to 18 U.S.C. Section 1350.

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.

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

Date: March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ RONALD J. NAPLES Ronald J. Naples Chairman of the Board and Chief Executive Officer	Principal Executive Officer and Director	March 7, 2007

/s/ NEAL E. MURPHY Neal E. Murphy Vice President, Chief Financial Officer and Treasurer	Principal Financial Officer	March 7, 2007

/s/ MARK A. FEATHERSTONE Mark A. Featherstone Vice President and Global Controller	Principal Accounting Officer	March 7, 2007

/s/ JOSEPH B. ANDERSON, JR. Joseph B. Anderson, Jr.	Director	March 7, 2007

/s/ PATRICIA C. BARRON Patricia C. Barron	Director	March 7, 2007

/s/ DONALD R. CALDWELL Donald R. Caldwell	Director	March 7, 2007

/s/ ROBERT E. CHAPPEL Robert E. Chappel	Director	March 7, 2007

/s/ WILLIAM R. COOK William R. Cook	Director	March 7, 2007

/s/ EDWIN J. DELATTRE Edwin J. Delattre	Director	March 7, 2007

/s/ JEFFRY D. FRISBY Jeffry D. Frisby	Director	March 7, 2007

/s/ ROBERT H. ROCK Robert H. Rock	Director	March 7, 2007