Form 10-K/A
period 2006-12-31
QUAKER CHEMICAL CORP
filed 2007-03-16
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT No. 1

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

EXPLANATION:

This amendment is being filed solely for the purposes of amending and restating Item 15 to identify by asterisk Exhibits 10(www) and 10(xxx) as management contracts or compensatory plans or arrangements and including an amended original signature page to correct a typographical error.

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

3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a) —	Amended and Restated Articles of Incorporation dated July 16, 1990. Incorporated by reference to Exhibit 3(a) as filed by Registrant with Form 10-K for the year 1996.

3(b) —	By-laws as amended through May 6, 1998. Incorporated by reference to Exhibit 3(b) as filed by Registrant with Form 10-K for the year 1998.

4 —	Shareholder Rights Plan dated March 6, 2000. Incorporated by reference to Form 8-K as filed by the Registrant on March 7, 2000.

10(a) —	Long-Term Performance Incentive Plan as approved May 5, 1993. Incorporated by reference to Exhibit 10(a) as filed by the Registrant with Form 10-K for the year 1993.*

10(i) —	Employment Agreement by and between the Registrant and Ronald J. Naples dated August 14, 1995. Incorporated by reference to Exhibit 10(i) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

10(j) —	Amendment to the Stock Option Agreement dated October 2, 1995 by and between the Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(j) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

10(k) —	Employment Agreement by and between Registrant and José Luiz Bregolato dated June 14, 1993. Incorporated by reference to Exhibit 10(k) as filed by Registrant with Form 10-K for the year 1995.*

10(o) —	Amendment No. 1 to Employment Agreement dated January 1, 1997 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(o) as filed by Registrant with Form 10-K for the year 1997.*

10(p) —	Amendment No. 1 to 1995 Naples Restricted Stock Plan and Agreement dated January 21, 1998 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(p) as filed by Registrant with Form 10-K for the year 1997.*

10(t) —	Employment Agreement by and between Registrant and Ronald J. Naples dated March 11, 1999. Incorporated by reference to Exhibit 10(t) as filed by Registrant with Form 10-K for the year 1998.*

10(u) —	Employment Agreement by and between Registrant and Michael F. Barry dated November 30, 1998. Incorporated by reference to Exhibit 10(u) as filed by Registrant with Form 10-K for the year 1998.*

10(dd) —	1999 Long-Term Performance Incentive Plan as approved May 12, 1999, effective January 1, 1999. Incorporated by reference to Exhibit 10(dd) as filed by Registrant with Form 10-K for the year 1999.*

10(ff) —	Deferred Compensation Plan as adopted by the Registrant dated December 17, 1999, effective July 1, 1997. Incorporated by reference to Exhibit 10(ff) as filed by Registrant with Form 10-K for the year 1999.*

10(gg) —	Supplemental Retirement Income Program adopted by the Registrant on November 6, 1984, as amended November 8, 1989. Incorporated by reference to Exhibit 10(gg) as filed by Registrant with Form 10-K for the year 1999.*

10(hh) —	2001 Global Annual Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit 10(hh) as filed by Registrant with Form 10-K for the year 2001.*

10(ii) —	2001 Long-Term Performance Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit 10(ii) as filed by Registrant with Form 10-K for the year 2001.*

10(jj) —	Agreement of Lease between Quaker Park Associates, L.P. and Quaker Chemical Corporation dated December 19, 2000. Incorporated by reference to Exhibit 10(jj) as filed by Registrant with Form 10-K for the year 2001.*

10(ww) —	2003 Director Stock Ownership Plan as approved May 14, 2003. Incorporated by reference to Exhibit 10(ww) as filed by the Registrant with Form 10-K for the year 2003.*

10(yy) —	Change in Control Agreement by and between Registrant and D. Jeffry Benoliel dated June 10, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(yy) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(zz) —	Change in Control Agreement by and between Registrant and Mark Featherstone dated June 10, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(zz) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(aaa) —	Change in Control Agreement by and between Registrant and Jose Luiz Bregolato, dated June 23, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(aaa) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(ccc) —	Amendment No. 1 to Employment Agreement dated March 11, 1999 between Registrant and Ronald J. Naples, effective July 21, 2004. Incorporated by reference to Exhibit 10(ccc) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(ddd) —	Employment Agreement by and between Registrant and Neal E. Murphy, effective July 22, 2004. Incorporated by reference to Exhibit 10(ddd) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(eee) —	Change in Control Agreement by and between Registrant and Neal E. Murphy, effective July 22, 2004. Incorporated by reference to Exhibit 10(eee) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(fff) —	1995 Naples Supplemental Retirement Income Program and Agreement (as amended and restated effective May 14, 2004) between Registrant and Ronald J. Naples dated August 4, 2004. Incorporated by reference to Exhibit 10(fff) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(hhh) —	Change in Control Agreement by and between Registrant and Michael F. Barry, effective May 14, 2004. Incorporated by reference to Exhibit 10(hhh) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10(iii) —	Letter Agreement by and between Registrant and Joseph W. Bauer dated March 8, 2005. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K dated March 10, 2005.*

10(jjj) —	Credit Agreement between Registrant and Bank of America, N.A. and ABN AMRO Bank, N.V. and Banc of America Securities LLC, in the amount of $100,000,000, dated October 14, 2005. Incorporated by reference to Exhibit 10(jjj) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2005.

10(kkk) —	Directors’ Deferred Compensation Plan (Amended and Restated as of May 5, 2004). Incorporated by reference to Exhibit 10(kkk) as filed by the Registrant with Form 10-K for the year 2005.*

10(lll) —	Amendment One to Registrant’s 2001 Long-Term Performance Incentive Plan, effective February 22, 2005. Incorporated by reference to Exhibit 10.1 as filed by Registrant with Form 8-K filed on March 15, 2005.*

10(mmm) —	Form of Stock Option Agreement for associates under Registrant’s 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.2 as filed by Registrant with Form 8-K filed on March 15, 2005.*

10(nnn) —	Settlement Agreement and Release between Registrant, an inactive subsidiary of the Registrant, and Hartford Accident and Indemnity Company dated December 12, 2005. Incorporated by reference to Exhibit 10(nnn) as filed by the Registrant with Form 10-K for the year 2005.

10(ooo) —	Amendment to Registrant’s Deferred Compensation Plan for key officers dated December 20, 2005. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on December 22, 2005.*

10(ppp) —	Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on March 6, 2006.*

10(qqq) —	2001 Global Annual Incentive Plan, as amended and restated (incorporated by reference to Appendix D to the Corporation’s definitive proxy statement filed on March 31, 2006). *

10(rrr) —	2006 Long-Term Performance Incentive Plan (incorporated by reference to Appendix E to the Corporation’s definitive proxy statement filed on March 31, 2006).*

10(sss) —	Form of Stock Option Agreement provided for associates under the Registrant’s 2006 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 8-K filed on May 12, 2006.*

10(ttt) —	Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2006 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on June 27, 2006.*

10(uuu) —	Employment Agreement by and between Quaker Chemical Limited, a UK company and a subsidiary of Registrant, and Mark A. Harris, dated August 8, 2006. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on August 8, 2006.*

10(vvv) —	Employment Agreement by and between L. Willem Platzer and Quaker Chemical B.V., a Netherlands corporation and a subsidiary of Registrant, dated August 21, 2006. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on August 22, 2006.*

10(www) —	2006 Long-Term Performance Incentive Plan (amended and restated effective November 8, 2006).*

10(xxx) —	Amended and Restated Supplemental Retirement Income Program approved on November 8, 2006, to be effective January 1, 2005.*

10(yyy) —	Financing Agreement by and among Montgomery County Industrial Development Authority and Registrant and Brown Brothers Harriman & Co. dated February 1, 2007.

21 —	Subsidiaries and Affiliates of the Registrant

23 —	Consent of Independent Registered Public Accounting Firm

31.1 —	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 —	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 —	Certification of Ronald J. Naples pursuant to 18 U.S.C. Section 1350.

32.2 —	Certification of Neal E. Murphy pursuant to 18 U.S.C. Section 1350.

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.

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

Signatures	Capacity	Date

/s/ RONALD J. NAPLES Ronald J. Naples Chairman of the Board and Chief Executive Officer	Principal Executive Officer and Director	March 7, 2007

/s/ NEAL E. MURPHY Neal E. Murphy Vice President, Chief Financial Officer and Treasurer	Principal Financial Officer	March 7, 2007

/s/ MARK A. FEATHERSTONE Mark A. Featherstone Vice President and Global Controller	Principal Accounting Officer	March 7, 2007

/s/ JOSEPH B. ANDERSON, JR. Joseph B. Anderson, Jr.	Director	March 7, 2007

/s/ PATRICIA C. BARRON Patricia C. Barron	Director	March 7, 2007

/s/ DONALD R. CALDWELL Donald R. Caldwell	Director	March 7, 2007

/s/ ROBERT E. CHAPPELL Robert E. Chappell	Director	March 7, 2007

/s/ WILLIAM R. COOK William R. Cook	Director	March 7, 2007

/s/ EDWIN J. DELATTRE Edwin J. Delattre	Director	March 7, 2007

/s/ JEFFRY D. FRISBY Jeffry D. Frisby	Director	March 7, 2007

/s/ ROBERT H. ROCK Robert H. Rock	Director	March 7, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION

Date: March 16, 2007	By:	/s/ Ronald J. Naples
Ronald J. Naples
Chairman of the Board and Chief Executive Officer

INDEX TO EXHIBITS

FORM 10-K/A

Fiscal Year Ended December 31, 2006

Exhibit Number

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.