Form 10-Q
period 2007-03-31
QUAKER CHEMICAL CORP
filed 2007-05-04
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on April 30, 2007	10,071,082

QUAKER CHEMIC AL CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 1.	Financial Statements

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited
	(Dollars in thousands, except par value and share amounts)
	March 31, 2007	December 31, 2006*
ASSETS
Current assets
Cash and cash equivalents	$10,787	$16,062
Accounts receivable, net	118,834	107,340
Inventories
Raw materials and supplies	23,800	21,589
Work-in-process and finished goods	31,620	30,395
Prepaid expenses and other current assets	12,213	10,855

Total current assets	197,254	186,241

Property, plant and equipment, at cost	162,719	158,934
Less accumulated depreciation	101,255	98,007

Net property, plant and equipment	61,464	60,927
Goodwill	40,235	38,740
Other intangible assets, net	8,046	8,330
Investments in associated companies	6,840	7,044
Deferred income taxes	33,197	28,573
Other assets	27,083	27,527

Total assets	$374,119	$357,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$3,702	$4,950
Accounts and other payables	64,404	56,345
Accrued compensation	8,987	15,225
Other current liabilities	15,480	13,659

Total current liabilities	92,573	90,179
Long-term debt	90,535	85,237
Deferred income taxes	5,493	5,317
Other non-current liabilities	71,139	61,783

Total liabilities	259,740	242,516

Minority interest in equity of subsidiaries	4,154	4,035

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued 2007- 10,083,434, 2006- 9,925,976 shares	10,083	9,926
Capital in excess of par value	7,380	5,466
Retained earnings	110,365	114,498
Accumulated other comprehensive (loss)	(17,603)	(19,059)

Total shareholders’ equity	110,225	110,831

Total liabilities and shareholders’ equity	$374,119	$357,382

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (Dollars in thousands, except per share and share amounts)
	Three Months Ended March 31,
	2007	2006
Net sales	$124,891	$109,816
Cost of goods sold	86,345	77,331

Gross margin	38,546	32,485
Selling, general and administrative expenses	31,919	27,362

Operating income	6,627	5,123
Other income, net	327	128
Interest expense	(1,554)	(1,230)
Interest income	204	265

Income before taxes	5,604	4,286
Taxes on income	1,844	1,553

	3,760	2,733
Equity in net income of associated companies	125	113
Minority interest in net income of subsidiaries	(348)	(304)

Net income	$3,537	$2,542

Per share data:
Net income – basic	$0.36	$0.26
Net income – diluted	$0.35	$0.26
Dividends declared	$0.215	$0.215
Based on weighted average number of shares outstanding:
Basic	9,907,683	9,723,432
Diluted	10,024,905	9,816,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited
	(Dollars in thousands) For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$3,537	$2,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,719	2,495
Amortization	339	351
Equity in undistributed earnings of associated companies, net of dividends	44	92
Minority interest in earnings of subsidiaries	348	304
Deferred income taxes	361	(361)
Deferred compensation and other, net	267	(184)
Stock-based compensation	262	171
(Gain) Loss on disposal of property, plant and equipment	5	—
Insurance settlement realized	(265)	(72)
Pension and other postretirement benefits	(869)	(1,865)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(10,633)	(6,425)
Inventories	(3,019)	(3,696)
Prepaid expenses and other current assets	(873)	(2,330)
Accounts payable and accrued liabilities	2,749	245
Change in restructuring liabilities	—	(2,912)

Net cash used in operating activities	(5,028)	(11,645)

Cash flows from investing activities
Investments in property, plant and equipment	(2,721)	(1,655)
Payments related to acquisitions	(1,000)	(1,000)
Interest received on insurance settlement	143	75
Change in restricted cash, net	122	(3)

Net cash used in investing activities	(3,456)	(2,583)

Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(1,262)	(2,504)
Long-term debt borrowings	5,277	12,340
Repayment of long-term debt	(225)	(233)
Dividends paid	(2,137)	(2,090)
Stock options exercised, other	1,809	101
Distributions to minority shareholders	(270)	(350)

Net cash provided by financing activities	3,192	7,264

Effect of exchange rate changes on cash	17	448

Net decrease in cash and cash equivalents	(5,275)	(6,516)
Cash and cash equivalents at beginning of period	16,062	16,121

Cash and cash equivalents at end of period	$10,787	$9,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $13,152 and $11,033 for the three months ended March 31, 2007 and 2006, respectively.

Note 2 – Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

Note 3 – Uncertain Income Tax Positions

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation, the Company recognized a $5,503 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet. Including the cumulative effect increase, at the beginning of 2007, the Company had approximately $8,902 of total gross unrecognized tax benefits. Of this amount, $5,479 (net of the Federal benefit of state taxes and other offsetting taxes) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods. At March 31, 2007, the Company had $9,289 of total gross unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. Federal income tax matters for years through 2002. Substantially, all material state and local tax matters have been concluded for years through 1992. With few exceptions, the Company is no longer subject to non-U.S. income tax examinations by foreign taxing authorities for years before 2000.

The Company is currently under audit by French taxing authorities for 2000 through 2004 tax years. As of December 31, 2006, the French taxing authorities have proposed certain significant adjustments to the Company’s transfer pricing and intercompany charges. Management is currently evaluating those proposed adjustments to determine if it agrees, but, if accepted, the Company does not anticipate the adjustments would result in a material change to its financial position.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $728 accrued for interest and $592 accrued for penalties at January 1, 2007. As of March 31, 2007, the Company had $859 accrued for interest and $619 accrued for penalties.

Note 4 – Stock-Based Compensation

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

The Company recognized approximately $262 of share-based compensation expense and $92 of related tax benefits in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2007. The compensation expense was comprised of $95 related to stock options, $126 related to nonvested stock awards, $10 related to the Company’s Employee Stock Purchase Plan, and $31 related to the Company’s Director Stock Ownership Plan.

Approximately $41 of the amount of compensation cost recognized in the first quarter of 2006 for stock option awards reflects amortization relating to the remaining unvested portion of stock option awards granted prior to January 1, 2006. The estimated fair value of the options granted during prior years was calculated using a Black-Scholes model. The Black-Scholes model incorporates assumptions to value stock-based awards. The Company will continue to use the Black-Scholes option pricing model to value share-based awards. The estimated fair value of the Company’s share-based awards is amortized on a straight–line basis over the vesting period of the awards. The risk-free rate of interest for periods within the contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data on exercise timing to determine the expected life assumption. The assumptions used for stock option grants made in the first quarter of 2005 include the following: dividend yield of 3.4%, expected volatility of 22.6%, risk-free interest rate of 3.9%, an expected life of 5 years, and a forfeiture rate of 8% over the remaining life of these options.

Based on our historical experience, we have assumed a forfeiture rate of 13% on the nonvested stock. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and we will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

The adoption of SFAS 123R had an impact of $41 due to the accrual of compensation expense on the unvested stock options for the three months ended March 31, 2006.

The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options become exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant for options issued in 1999 or later and ten years for options issued in prior years. Beginning in 1999, the LTIP program provided for common stock awards, the value of which was generally determined based on Company performance over a two to five-year period. Common stock awards issued in 2006 and 2007 under the LTIP program are subject only to time vesting over a two to five-year period. In addition, as part of the Company’s Global Annual Incentive Plan (“GAIP”), nonvested shares may be issued to key employees.

Stock option activity under all plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2006	1,092,420	20.69
Options granted	166,065	23.13
Options exercised	(122,875)	17.89
Options forfeited	—	—
Options expired	(1,125)	14.44
Balance at March 31, 2007	1,134,485	21.35	3.8

Exercisable at March 31, 2007	864,710	21.02	3.0

The total intrinsic value of options exercised during 2007 was approximately $514. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of March 31, 2007, the total intrinsic value of options outstanding was approximately $3,152, and the total intrinsic value of exercisable options was approximately $2,731.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

A summary of the Company’s outstanding stock options at March 31, 2007 is as follows:

Range of Exercise Prices	Number Outstanding at 3/31/2007	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/2007	Weighted Average Exercise Price
$13.30 - $15.96	1,000	2.0	$14.13	1,000	$14.13
15.97 - 18.62	158,500	0.9	17.56	158,500	17.56
18.63 - 21.28	451,275	3.4	20.09	370,875	20.12
21.29 - 23.94	356,385	5.6	22.48	190,320	21.91
23.95 - 26.60	167,325	3.7	25.99	144,015	26.01

	1,134,485	3.8	21.35	864,710	21.02

As of March 31, 2007, unrecognized compensation expense related to options granted during 2006 was $342, and for options granted during 2007 was $697.

During the first quarter of 2007, the Company granted 166,065 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.4%, expected volatility of 27.0%, risk free interest rate of 4.7%, an expected term of 6 years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $20 of expense was recorded on these options during 2007. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Under the Company’s LTIP plan, 49,550 shares of nonvested stock were outstanding at December 31, 2006. In the first quarter of 2007, 38,240 shares of nonvested stock were granted at a weighted average grant date fair value of $23.13. None of these awards were vested or were forfeited and were all outstanding as of March 31, 2007. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of March 31, 2007, unrecognized compensation expense related to these awards was $1,203, to be recognized over a weighted average remaining period of 2.6 years.

Under the Company’s GAIP plan, 42,500 shares of nonvested stock were granted during the second quarter of 2005 at a weighted average grant date fair value of $20.12 per share. At December 31, 2006, 40,250 shares were outstanding. Through March 31, 2007, 12,750 shares vested and were issued, no shares were forfeited and 27,500 shares were outstanding. As of March 31, 2007, unrecognized compensation expense related to these awards was $252, to be recognized over a weighted average remaining period of 1.9 years.

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

2003 Director Stock Ownership Plan

In March 2003, our Board of Directors approved a stock ownership plan for each member of our Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the committee may elect to adjust the number of shares. As of March 31, 2007, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Effective as of the 2007 Annual Meeting, each Director who owns 7,500 or more shares of Company Common Stock will receive 20% of the annual retainer in Common Stock and 80% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. Effective as of the 2007 Annual Meeting, the annual retainer will be $28. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. For the three months ended March 31, 2007 and 2006, the Company recorded approximately $31 and $29, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 5 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended March 31,
	2007	2006
Numerator for basic EPS and diluted EPS–net income	$3,537	$2,542

Denominator for basic EPS–weighted average shares	9,907,683	9,723,432
Effect of dilutive securities, primarily employee stock options	117,222	92,717

Denominator for diluted EPS–weighted average shares and assumed conversions	10,024,905	9,816,149

Basic EPS	$0.36	$0.26
Diluted EPS	$0.35	$0.26

The following number of stock options are not included in the earnings per share since in each case the exercise price is greater than the market price: 321,790 and 666,920 for the three months ended March 31, 2007 and 2006, respectively.

Note 6 – Business Segments

The Company’s reportable segments are as follows:

(1) Metalworking process chemicals – industrial process fluids for various heavy industrial and manufacturing applications.

(2) Coatings – temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3) Other chemical products – other various chemical products.

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments:

	Three Months Ended March 31,
	2007	2006
Metalworking Process Chemicals
Net Sales	$116,348	$101,916
Operating Income	17,513	13,838
Coatings
Net Sales	8,354	7,477
Operating Income	1,872	1,932
Other Chemical Products
Net Sales	189	423
Operating Income	(60)	(43)

Total
Net Sales	124,891	109,816
Operating Income	19,325	15,727
Non-operating expenses	(12,359)	(10,253)
Amortization	(339)	(351)
Interest expense	(1,554)	(1,230)
Interest income	204	265
Other income, net	327	128

Consolidated income before taxes	$5,604	$4,286

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated affiliates.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 7 – Comprehensive Income

The following table summarizes comprehensive income:

	Three Months Ended March 31,
	2007	2006
Net income	$3,537	$2,542
Change in fair value of derivatives	(117)	359
Unrealized gain on available-for-sale-securities	41	131
Minimum pension liability	253	—
Foreign currency translation adjustments	1,279	2,605

Comprehensive income	$4,993	$5,637

Note 8 – Business Acquisitions

In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6,700. In addition, annual $1,000 payments for four years will be paid subject to the former minority partners’ compliance with the terms of the purchase agreement. The second $1,000 payment was made in February 2007 and was recorded as goodwill assigned to the Metalworking Process Chemicals segment.

Note 9 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2006	$31,471	$7,269	$38,740
Goodwill additions	1,000	—	1,000
Currency translation adjustments	495	—	495

Balance as of March 31, 2007	$32,966	$7,269	$40,235

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2007 and December 31, 2006 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2007	2006	2007	2006
Amortized intangible assets
Customer lists and rights to sell	$7,727	$7,682	$2,871	$2,812
Trademarks and patents	1,788	1,788	1,788	1,781
Formulations and product technology	3,278	3,278	1,733	1,645
Other	3,194	3,143	2,149	1,923

Total	$15,987	$15,891	$8,541	$8,161

The Company recorded $339 and $351 of amortization expense in the first three months of 2007 and 2006, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2007	$1,121
For the year ended December 31, 2008	$1,034
For the year ended December 31, 2009	$971
For the year ended December 31, 2010	$786
For the year ended December 31, 2011	$725
For the year ended December 31, 2012	$673

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 10 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Service Cost	$609	$600	$5	$8
Interest cost and other	1,447	1,726	135	155
Expected return on plan assets	(1,251)	(1,652)	—	—
Other amortization, net	322	351	—	—
FAS 88 (Gain) due to curtailment	—	(942)	—	—

Net periodic benefit cost	$1,127	$83	$140	$163

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to make minimum cash contributions of $6,883 to its pension plans and $1,100 to its other postretirement benefit plan in 2007. As of March 31, 2007, $1,865 and $275 of contributions have been made, respectively.

In accordance with local legislation, effective January 1, 2006, one of the Company’s European pension plans was partially curtailed to eliminate the supplemental early retirement payments for certain individuals. A curtailment gain of $942 was recognized in the first quarter of 2006.

Note 11 – Commitments and Contingencies

The Company is involved in environmental clean-up activities and litigation in connection with an existing plant location and former waste disposal sites operated by unaffiliated third parties. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. Voluntarily in coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. The Company believes that the remaining potential-known liabilities associated with these matters range from approximately $1,600 to $1,900, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses and damages will not be incurred in excess of the amount reserved.

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

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $159 and $134 was accrued at March 31, 2007 and December 31, 2006, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received in late 2005 and early in the second quarter of 2007. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $12,700 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary has challenged the applicability of these limits to the claims being brought against the subsidiary. In response to this challenge, two of these carriers entered into separate settlement and release agreements with the

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement are structured to be received over a four-year period with annual installments of $5,000, the first of which was received early in the second quarter of 2007. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted, and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the subsequent installments will be cancelled. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. With this latest settlement, the subsidiary is now paying out of these proceeds all defense costs and settlements damages. The subsidiary is still pursuing its claim against the remaining primary insurer regarding the application of the policy limits. The Company also believes, that if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary. See also Notes 16 and 17 of Notes to Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services (“CMS”) for various heavy industrial and manufacturing applications around the globe, with significant sales to the steel and automotive industries. The improved first quarter 2007 results largely reflect the continued execution of the Company’s strategy for growth and tactical actions taken over the past two years in response to its challenging business environment.

The revenue growth in the first quarter of 2007 was primarily due to increased selling prices, as well as higher volume in China. CMS revenues were higher due to the renewal and renegotiation of several of the Company’s contracts. Higher selling prices, combined with improved CMS profitability, offset higher raw material and third-party finished product costs, resulting in significantly higher gross margin dollars with only a small improvement in gross margin as a percentage of sales compared to the first quarter of 2006. Raw material costs continue to remain higher as compared to the prior year. Factors impacting significantly higher selling, general and administrative costs in the first quarter of 2007 include continued expansion into Asia/Pacific, higher commissions and incentive compensation on improved results, and unfavorable foreign exchange rate translation. Also negatively affecting the comparison with the prior year is a pension gain of $0.9 million recorded in the first quarter of 2006 due to a legislative change.

The net result is a considerable improvement in earnings per diluted share of $0.35 for the first quarter of 2007, compared to $0.26 in the first quarter of 2006. However, any further improvement in gross margin as a percentage of sales will depend in part upon a sustained period of stable or declining raw material costs. The Company remains focused on pursuing revenue opportunities, managing its raw material and other costs, and pursuing pricing initiatives.

Notwithstanding the improved performance, continued strength of the business environment is subject to limited visibility. While demand in China is expected to continue to remain strong, volume in other markets was limited by customer end-market issues, including reduced vehicle sales experienced by some automotive customers, with indications that these conditions would continue for the foreseeable future. The Company expects to experience higher raw material costs, due to higher raw material prices.

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

Under this alternative pricing structure, the Company was awarded a series of multi-year CMS contracts, primarily at General Motors Powertrain, DaimlerChrysler and Ford manufacturing sites over the last several years. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and has positioned the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This alternative approach had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, revenues and costs from these sales are reported on a net sales or “pass-through” basis. As discussed above, the alternative structure is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, the Company recognizes in the alternative structure in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions. As some contracts have been renewed or renegotiated, some of the contracts reverted to a “pass-through” basis, while others are renegotiated on a gross basis. Currently, the Company has a mix of contracts with both the traditional product pass-through structure and fixed priced contracts covering all services and products. The Company’s offerings will continue to include both approaches to CMS depending on customer requirements and business circumstances.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $10.8 million at March 31, 2007 from $16.1 million at December 31, 2006. The decrease resulted primarily from $5.0 million of cash used in operating activities, $3.5 million of cash used in investing activities, offset in part by $3.2 million of cash provided by financing activities.

Net cash flows used in operating activities were $5.0 million for the first three months of 2007, compared to $11.7 million for the first three months of 2006. The Company’s higher net income and completion of all restructuring activities in 2006 were the primary drivers of the decreased use of cash. In 2007, higher sales levels and raw material costs, as well as increased business from our CMS channel, continued to require investments in working capital in 2007 and 2006. The principal factors contributing to the first quarter $5.0 million cash used in operating activities include stronger sales later in the quarter, the start up of our new manufacturing facility in China and the payment of the prior year’s incentive compensation.

Net cash flows used in investing activities were $3.5 million in the first three months of 2007, compared to $2.6 million in the same period of 2006. The increased use of cash was primarily due to higher capital expenditures related to the Company’s continued expansion into China. In the first quarter of 2007, the Company made the second of four annual payments of $1.0 million related to the 2005 acquisition of the remaining 40% interest in its Brazilian joint venture.

Net cash flows provided by financing activities were $3.2 million for the first three months of 2007, compared to $7.3 million of cash provided by financing activities in the first three months of 2006. The decrease was caused primarily by greater borrowings in the prior year used to fund the Company’s working capital needs as well as the restructuring actions taken in the fourth quarter of 2005. In the first quarter of 2007, the Company experienced a high level of stock option exercises compared to the prior year, which contributed to the change in net cash flows provided by financing activities.

In the first quarter of 2007, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $20.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The payments are structured to be received over a four-year period with annual installments of $5.0 million, the first of which was received early in the second quarter of 2007. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted, and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the subsequent installments will be cancelled. See also Note 11 of Notes to Condensed Consolidated Financial Statements.

The Company had a net-debt-to-total capital ratio of 43% at March 31, 2007, compared to 40% at December 31, 2006. At March 31, 2007, the Company had approximately $83.5 million outstanding on its credit lines, compared to $79.2 million at December 31, 2006. In connection with the adoption of FIN 48, the Company recorded a non-cash charge to shareholders’ equity of $5.5 million, which negatively impacted the Company’s net debt-to-total capital ratio by approximately 1 percentage point. At March 31, 2007 the Company’s gross FIN 48 liability, including accrued interest and penalties was $10.8 million. The Company cannot determine a reliable estimate of the timing of the cash flows by period related to its FIN 48 liability. However, should the FIN 48 liability be paid, the amount of the payment may be reduced by offsetting benefits in other tax jurisdictions by $3.6 million. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of First Quarter 2007 with First Quarter of 2006

Net sales for the first quarter were $124.9 million compared to $109.8 million for the first quarter of 2006. The increase in net sales was primarily attributable to a combination of higher sales prices and volume growth. Volume growth was mainly attributable to double digit sales growth in China and higher revenue related to the Company’s CMS channel. Foreign exchange rate translation also increased revenues by approximately 4% for the first quarter of 2007, compared to the same period in 2006. Selling price increases were realized across all regions and market segments, in part as an ongoing effort to offset higher raw material costs. CMS revenues were higher due to additional CMS accounts and the renewal and restructuring of several of the Company’s CMS contracts.

Gross margin as a percentage of sales was 30.9% for the first quarter of 2007, compared to 29.6% for the first quarter of 2006. Higher selling prices and additional contribution from the Company’s CMS channel helped improve margins. On a sequential basis, however, the first quarter gross margin percentage was below the fourth quarter 2006 gross margin percentage of 32.3%, as higher CMS service revenues, which include revenues from third-party product sales to CMS accounts, have lower margin percentages than traditional product sales. This change in sales mix decreased gross margin as a percentage of sales by approximately 1.5 percentage points compared to the fourth quarter of 2006.

Selling, general and administrative expenses for the quarter increased $4.6 million as compared to the first quarter of 2006. Foreign exchange rate translation accounted for approximately $1.0 million of the increase. Also negatively affecting the comparison with the prior year is a pension gain of $0.9 million recorded in the first quarter of 2006 due to a legislative change. The remainder of the increase was due to continued planned spending in higher growth areas, primarily China, higher commissions as a result of higher sales, and increased incentive compensation as a result of higher earnings.

The increase in other income was the result of higher foreign exchange rate losses recorded in the prior year. The increase in net interest expense is attributable to higher average borrowings and higher interest rates.

The effective tax rate was 32.9% for the first quarter of 2007, compared to 36.2% for the first quarter of 2006. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. The decrease in the effective tax rate was primarily attributable to a shifting of income to lower rate tax jurisdictions, which was offset in part by the Company’s first quarter 2007 adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). At the end of 2006, the Company had net U.S deferred tax assets totaling $15.5 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The continued price pressure in the Company’s crude-oil based raw materials has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Net income for the first quarter of 2007 was $3.5 million as compared to $2.5 million for the first quarter of 2006, primarily as a result of increased sales and gross margin offset in part by higher selling, general and administrative expenses.

Segment Reviews—Comparison of the First Quarter 2007 with First Quarter of 2006

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales for the first quarter of 2007. Net sales were up $14.4 million, or 14%, compared with the first quarter of 2006. Foreign currency translation positively impacted net sales by approximately 4%, driven by the euro to U.S. dollar and Brazilian real to U.S. dollar exchange rates. The euro to U.S. dollar exchange rate was 1.31 in the first quarter of 2007 compared to 1.20 in the first quarter of 2006, and the Brazilian real exchange rate was 0.47 in the first quarter of 2007 versus 0.46 in the first quarter of 2006. Net sales were positively impacted by 40% growth in Asia/Pacific, 7% growth in North America, and 5% growth in both Europe and South America, all on a constant currency basis. The growth in sales was attributable to higher sales prices, volume growth and higher CMS sales due to the renegotiation of certain contracts. The majority of the volume growth came from increased demand in China, while price increases implemented across all regions helped to offset higher raw material costs. The $3.7 million increase in this segment’s operating income compared to the first quarter of 2006 is largely reflective of the Company’s pricing actions and improved performance from the Company’s U.S. CMS channel.

Coatings

The Company’s Coatings segment, which represented approximately 7% of the Company’s net sales for the first quarter of 2007, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $0.9 million, or 12%, for the first quarter of 2007 compared with the prior year period primarily due to higher temporary and permanent coatings product sales. This segment’s operating income was down $0.1 million due to higher contract manufacturing and selling costs.

Other Chemical Products

Other Chemical Products, which represented less than 1% of net sales for the first quarter of 2007, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales for this segment for the first quarter of 2007 decreased $0.2 million due to a variety of market conditions including reduced demand in the hydrocarbon and wastewater markets. This segment’s operating income was a slight loss for both the first quarter of 2007 and 2006.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of March 31, 2007, Quaker had $83.5 million in borrowings under its credit facilities compared to $79.2 million at December 31, 2006. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. The Company has entered into five interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $25.0 million and a fair value of $(0.03) million and $0.1 million at March 31, 2007 and December 31, 2006, respectively. The counterparties to the swaps are major financial institutions.

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

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three most recent fiscal years, sales by non-U.S. subsidiaries accounted for approximately 53% to 55% of the consolidated net annual sales.

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

Credit Risk. Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel industry, where a number of bankruptcies occurred during recent years. In recent years, certain large industrial customers have also experienced financial difficulties. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require writedown or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.

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

Changes in internal controls. The Company is in the process of implementing a global ERP system. At the end of 2006, subsidiaries representing more than 70% of consolidated revenue were operational on the global ERP system. Additional subsidiaries and CMS sites have been implemented and are planned to be implemented during 2007. The Company is taking the necessary steps to monitor and maintain its internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during this period of change.

PART II. OTHER INFORMATION

Items 1, 1A., 2, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 6:	Exhibits

(a) Exhibits

10(zzz)	–	Settlement Agreement and Release between Registrant, an inactive subsidiary of Registrant and Federal Insurance Company dated March 26, 2007.

10(aaaa)	–	Change in Control Agreement by and between Registrant and L. Willem Platzer dated April 2, 2007, effective January 1, 2007.*

10(bbbb)	–	Change in Control Agreement by and between Quaker Chemical Limited, a UK company and a subsidiary of Registrant, and Mark A. Harris dated April 10, 2007, effective January 1, 2007.*

31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	–	Certification of Ronald J. Naples Pursuant to 18 U.S. C. Section 1350

32.2	–	Certification of Mark A. Featherstone Pursuant to 18 U.S. C. Section 1350

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit.

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Mark A. Featherstone
Date: May 4, 2007	Mark A. Featherstone, officer duly authorized to sign this report, Vice President and Chief Financial Officer