Form 10-Q
period 2007-06-30
QUAKER CHEMICAL CORP
filed 2007-08-03
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on July 31, 2007                         10,114,798

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

Item 1.	Financial Statements

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	June 30, 2007	December 31, 2006*
ASSETS
Current assets
Cash and cash equivalents	$14,517	$16,062
Accounts receivable, net	124,652	107,340
Inventories
Raw materials and supplies	23,892	21,589
Work-in-process and finished goods	33,487	30,395
Prepaid expenses and other current assets	13,204	10,855

Total current assets	209,752	186,241

Property, plant and equipment, at cost	165,940	158,934
Less accumulated depreciation	105,050	98,007

Net property, plant and equipment	60,890	60,927
Goodwill	41,108	38,740
Other intangible assets, net	8,270	8,330
Investments in associated companies	6,786	7,044
Deferred income taxes	32,517	28,573
Other assets	31,941	27,527

Total assets	$391,264	$357,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,147	$4,950
Accounts and other payables	64,159	56,345
Accrued compensation	11,661	15,225
Other current liabilities	15,212	13,659

Total current liabilities	93,179	90,179
Long-term debt	96,247	85,237
Deferred income taxes	5,761	5,317
Other non-current liabilities	74,409	61,783

Total liabilities	269,596	242,516

Minority interest in equity of subsidiaries	4,807	4,035

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued 2007 – 10,106,214, 2006 – 9,925,976 shares	10,106	9,926
Capital in excess of par value	8,452	5,466
Retained earnings	112,342	114,498
Accumulated other comprehensive (loss)	(14,039)	(19,059)

Total shareholders’ equity	116,861	110,831

Total Liabilities and Shareholders’ Equity	$391,264	$357,382

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (dollars in thousands, except per share and share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$137,598	$118,683	$262,489	$228,499
Cost of goods sold	94,986	82,618	181,331	159,949

Gross margin	42,612	36,065	81,158	68,550
Selling, general and administrative expenses	35,409	29,789	67,328	57,151

Operating income	7,203	6,276	13,830	11,399
Other income, net	909	387	1,236	515
Interest expense	(1,660)	(1,378)	(3,215)	(2,608)
Interest income	159	126	364	391

Income before taxes	6,611	5,411	12,215	9,697
Taxes on income	2,298	2,127	4,142	3,680

	4,313	3,284	8,073	6,017
Equity in net income of associated companies	266	125	391	238
Minority interest in net income of subsidiaries	(428)	(417)	(776)	(721)

Net income	$4,151	$2,992	$7,688	$5,534

Per share data:
Net income – basic	$0.42	$0.31	$0.77	$0.57
Net income – diluted	$0.41	$0.30	$0.76	$0.56
Dividends declared	$0.215	$0.215	$0.43	$0.43
Based on weighted average number of shares outstanding:
Basic	9,983,535	9,769,682	9,945,819	9,746,685
Diluted	10,118,653	9,833,117	10,074,060	9,824,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands)
	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$7,688	$5,534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,500	4,893
Amortization	611	708
Equity in undistributed earnings of associated companies, net of dividends	(26)	(33)
Minority interest in earnings of subsidiaries	776	721
Deferred income taxes	452	334
Deferred compensation and other, net	824	61
Stock-based compensation	561	385
(Gain) loss on disposal of property, plant and equipment	6	(8)
Insurance settlement realized	(913)	(157)
Pension and other postretirement benefits	(1,773)	(2,752)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(14,785)	(8,746)
Inventories	(3,921)	(2,011)
Prepaid expenses and other current assets	(989)	(2,449)
Accounts payable and accrued liabilities	3,123	1,475
Change in restructuring liabilities	—	(3,411)

Net cash used in operating activities	(2,866)	(5,456)

Cash flows from investing activities
Investments in property, plant and equipment	(4,180)	(4,863)
Payments related to acquisitions	(1,527)	(1,069)
Proceeds from disposition of assets	106	46
Insurance settlement received and interest earned	5,326	154
Change in restricted cash, net	(4,413)	3

Net cash used in investing activities	(4,688)	(5,729)

Cash flows from financing activities
Net decrease in short-term borrowings	(2,841)	(2,813)
Long-term debt borrowings	10,921	14,340
Repayments of long-term debt	(448)	(474)
Dividends paid	(4,304)	(4,199)
Stock options exercised, other	2,605	335
Distributions to minority shareholders	(270)	(350)

Net cash provided by financing activities	5,663	6,839

Effect of exchange rate changes on cash	346	336

Net decrease in cash and cash equivalents	(1,545)	(4,010)
Cash and cash equivalents at beginning of period	16,062	16,121

Cash and cash equivalents at end of period	$14,517	$12,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $26,848 and $27,314 for the six months ended June 30, 2007 and 2006, respectively.

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

Note 3 – Uncertain Income Tax Positions

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation, the Company recognized a $5,503 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet. Including the cumulative effect increase, at the beginning of 2007, the Company had approximately $8,902 of total gross unrecognized tax benefits. Of this amount, $5,479 (net of the Federal benefit of state taxes and other offsetting taxes) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods. At June 30, 2007, the Company had $9,557 of total gross unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. Federal income tax matters for years through 2002. Substantially, all material state and local tax matters have been concluded for years through 1992. With few exceptions, the Company is no longer subject to non-U.S. income tax examinations by foreign taxing authorities for years before 2000.

The Company is currently under audit by French taxing authorities for 2000 through 2004 tax years. As of December 31, 2006, the French taxing authorities have proposed certain significant adjustments to the Company’s transfer pricing and intercompany charges. Management is currently evaluating those proposed adjustments to determine if it agrees, but the Company does not anticipate the adjustments would result in a material change to its financial position.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $728 accrued for interest and $592 accrued for penalties at January 1, 2007. As of June 30, 2007, the Company had $962 accrued for interest and $729 accrued for penalties.

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

Prior to January 1, 2006, the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “ Accounting for Stock Issued to Employees ..” As such, no compensation cost was recognized for employee stock options that had exercise prices equal to the fair market value of our common stock at the date of granting the option. The Company also complied with the pro forma disclosure requirements of SFAS No. 123 “ Accounting for Stock Based Compensation ,” and SFAS No. 148 “ Accounting for Stock–Based Compensation—Transition and Disclosure .”

The Company recognized approximately $561 of share-based compensation expense and $196 of related tax benefits in our unaudited condensed consolidated statement of operations for the six months ended June 30, 2007. The compensation expense was comprised of $200 related to stock options, $280 related to nonvested stock awards, $20 related to the Company’s Employee Stock Purchase Plan, and $61 related to the Company’s Director Stock Ownership Plan.

Approximately $57 of the amount of compensation cost recognized in the first half of 2006 for stock option awards reflects amortization relating to the remaining unvested portion of stock option awards granted prior to January 1, 2006. The estimated fair value of the options granted during prior years was calculated using a Black-Scholes model. The Black-Scholes model incorporates assumptions to value stock-based awards. The Company will continue to use the Black-Scholes option pricing model to value share-based awards. The estimated fair value of the Company’s share-based awards is amortized on a straight-line basis over the vesting period of the awards. The risk-free rate of interest for periods within the contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data on exercise timing to determine the expected life assumption. The assumptions used for stock option grants made in the first quarter of 2005 include the following: dividend yield of 3.4%, expected volatility of 22.6%, risk-free interest rate of 3.9%, an expected life of 5 years, and a forfeiture rate of 8% over the remaining life of these options.

Based on our historical experience, we have assumed a forfeiture rate of 13% on the nonvested stock. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and we will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

The adoption of SFAS 123R had an impact of $57 due to the accrual of compensation expense on the unvested stock options for the six months ended June 30, 2006.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Stock option activity under all plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2006	1,092,420	20.69
Options granted	166,065	23.13
Options exercised	(151,835)	18.56
Options forfeited	(29,956)	23.16
Options expired	(1,625)	16.55
Balance at June 30, 2007	1,075,069	21.30	3.4

Exercisable at June 30, 2007	849,929	21.09	2.7

The total intrinsic value of options exercised during 2007 was approximately $590. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of June 30, 2007, the total intrinsic value of options outstanding was approximately $2,856, and the total intrinsic value of exercisable options was approximately $2,516.

A summary of the Company’s outstanding stock options at June 30, 2007 is as follows:

Range of Exercise Prices	Number Outstanding at 6/30/2007	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/2007	Weighted Average Exercise Price
$13.30 - $15.96	1,000	1.8	$14.13	1,000	$14.13
15.97 - 18.62	156,000	0.7	17.57	156,000	17.57
18.63 - 21.28	438,875	3.1	20.10	364,475	20.12
21.29 - 23.94	320,500	5.4	22.45	169,760	21.85
23.95 - 26.60	158,694	3.2	26.02	158,694	26.02

	1,075,069	3.4	21.30	849,929	21.09

As of June 30, 2007, unrecognized compensation expense related to options granted during 2006 was $298, and for options granted during 2007 was $637.

During the first quarter of 2007, the Company granted 166,065 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.4%, expected volatility of 27.0%, risk free interest rate of 4.7%, an expected term of 6 years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $80 of expense was recorded on these options during 2007. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Under the Company’s LTIP plan, 49,550 shares of nonvested stock were outstanding at December 31, 2006. In the first quarter of 2007, 38,240 shares of nonvested stock were granted at a weighted average grant date fair value of $23.13. None of these awards were vested, 15,280 shares were forfeited and 72,510 shares were outstanding as of June 30, 2007. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of June 30, 2007, unrecognized compensation expense related to these awards was $1,072, to be recognized over a weighted average remaining period of 2.4 years.

Under the Company’s GAIP plan, 42,500 shares of nonvested stock were granted during the second quarter of 2005 at a weighted average grant date fair value of $20.12 per share. At December 31, 2006, 40,250 shares were outstanding. Through June 30, 2007, 12,750 shares vested and were issued, no shares were forfeited and 27,500 shares were outstanding. As of June 30, 2007, unrecognized compensation expense related to these awards was $210, to be recognized over a weighted average remaining period of 1.7 years.

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

2003 Director Stock Ownership Plan

In March 2003, our Board of Directors approved a stock ownership plan for each member of our Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Committee may elect to adjust the number of shares. As of June 30, 2007, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Effective as of the 2007 Annual Meeting, each Director who owns 7,500 or more shares of Company Common Stock received 20% of the annual retainer in Common Stock and 80% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. Effective as of the 2007 Annual Meeting, the annual retainer is $28. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. For the three and six months ended June 30, 2007, the Company recorded approximately $30 and $61 of compensation expense, respectively. For the three and six months ended June 30, 2006, the Company recorded approximately $25 and $58, respectively.

Note 5 - Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator for basic EPS and diluted EPS– net income	$4,151	$2,992	$7,688	$5,534

Denominator for basic EPS–weighted average shares	9,983,535	9,769,682	9,945,819	9,746,685
Effect of dilutive securities, primarily employee stock options	135,118	63,435	128,241	78,283

Denominator for diluted EPS–weighted average shares and assumed conversions	10,118,653	9,833,117	10,074,060	9,824,968

Basic EPS	$0.42	$0.31	$0.77	$0.57
Diluted EPS	$0.41	$0.30	$0.76	$0.56

The following number of stock options are not included in the earnings per share since in each case the exercise price is greater than the market price: 127,200 and 787,520 for the three months ended June 30, 2007 and 2006, and 277,940 and 787,520 for the six months ended June 30, 2007 and 2006, respectively.

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

(3) Other chemical products – other various chemical products.

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Metalworking Process Chemicals
Net sales	$126,798	$108,950	$243,146	$210,866
Operating income	19,735	15,720	37,248	29,558
Coatings
Net sales	9,803	8,795	18,157	16,272
Operating income	2,295	2,260	4,167	4,192
Other Chemical Products
Net sales	997	938	1,186	1,361
Operating income	145	196	85	153

Total
Net sales	137,598	118,683	262,489	228,499
Operating income	22,175	18,176	41,500	33,903
Non-operating expenses	(14,700)	(11,543)	(27,059)	(21,796)
Amortization	(272)	(357)	(611)	(708)
Interest expense	(1,660)	(1,378)	(3,215)	(2,608)
Interest income	159	126	364	391
Other income, net	909	387	1,236	515

Consolidated income before taxes	$6,611	$5,411	$12,215	$9,697

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 7 – Comprehensive Income (Loss)

The following table summarizes comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$4,151	$2,992	$7,688	$5,534
Change in fair value of derivatives	346	244	229	603
Unrealized gain on available-for-sale securities	91	(52)	132	79
Minimum pension liability	266	—	519	—
Foreign currency translation adjustments	2,861	2,058	4,140	4,663

Comprehensive income (loss)	$7,715	$5,242	$12,708	$10,879

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

In May 2007, the Company’s Q2 Technologies (“Q2T”) joint venture acquired the hydrogen sulfide and natural gas field business of Frontier Research and Chemicals Company, Inc., for $527 cash. The acquisition of this business is compatible with the products provided by Q2T and represents an attractive market addition. In connection with the acquisition, $394 of intangible assets was recorded to be amortized over five years.

Note 9 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2006	$31,471	$7,269	$38,740
Goodwill additions	1,000	—	1,000
Currency translation adjustments	1,368	—	1,368

Balance as of June 30, 2007	$33,839	$7,269	$41,108

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2007 and December 31, 2006 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2007	2006	2007	2006
Amortized intangible assets
Customer lists and rights to sell	$8,193	$7,682	$3,005	$2,812
Trademarks and patents	1,788	1,788	1,788	1,781
Formulations and product technology	3,278	3,278	1,799	1,645
Other	3,262	3,143	2,259	1,923

Total	$16,521	$15,891	$8,851	$8,161

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company recorded $611 and $708 of amortization expense in the first six months of 2007 and 2006, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2007	$1,178
For the year ended December 31, 2008	$1,123
For the year ended December 31, 2009	$1,060
For the year ended December 31, 2010	$870
For the year ended December 31, 2011	$807
For the year ended December 31, 2012	$709

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Note 10 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three and six months ended June 30, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension	Benefits	Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$621	$622	$5	$7	$1,230	$1,222	$10	$15
Interest cost and other	1,460	1,747	135	155	2,907	3,473	270	310
Expected return on plan assets	(1,261)	(1,667)	—	—	(2,512)	(3,319)	—	—
Other amortization, net	324	356	—	—	646	707	—	—
FAS 88 (Gain)/loss due to curtailments	—	—	—	—		(942)	—	—

Net periodic benefit cost	$1,144	$1,058	$140	$162	$2,271	$1,141	$280	$325

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to make minimum cash contributions of $6,883 to its pension plans and $1,100 to its other postretirement benefit plan in 2007. As of June 30, 2007, $3,822 and $550 of contributions have been made, respectively.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Additionally, although there can be no assurance regarding the outcome of other environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $159 and $134 was accrued at June 30, 2007 and December 31, 2006, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received in late 2005 and early in the second quarter of 2007. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $12,700 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary has challenged the applicability of these limits to the claims being brought against the subsidiary. In response to this challenge, two of these carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement are structured to be received over a four-year period with annual installments of $5,000, the first of which was received early in the second quarter of 2007. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted, and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the subsequent installments will be cancelled. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. With this latest settlement, the subsidiary is now paying out of these proceeds all defense costs and settlements damages. The subsidiary is still pursuing its claim against the remaining primary insurer regarding the application of the policy limits. The Company also believes, that if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary. See also Notes 16 and 17 of Notes to Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services (“CMS”) for various heavy industrial and manufacturing applications around the globe, with significant sales to the steel and automotive industries. The improved second quarter and year-to-date 2007 results largely reflect the continued execution of the Company’s strategy for growth and tactical actions taken over the past two years in response to its challenging business environment.

The revenue growth in the second quarter of 2007 was due to higher volume in Asia/Pacific, South America and Europe and increased selling prices. CMS revenues were higher due to the renewal and renegotiation of several of the Company’s contracts. Higher selling prices, combined with improved CMS profitability, offset higher raw material and third-party finished product costs, resulting in significantly higher gross margin dollars with only a small improvement in gross margin as a percentage of sales compared to the second quarter of 2006. Raw material costs continue to be higher as compared to the prior year. Factors impacting significantly higher selling, general and administrative costs in the second quarter of 2007 include continued expansion into Asia/Pacific, higher commissions and incentive compensation on improved results, higher legal and environmental costs, and unfavorable foreign exchange rate translation.

The net result is a considerable improvement in earnings per diluted share of $0.41 for the second quarter of 2007, compared to $0.30 in the second quarter of 2006. Any further improvement in gross margin as a percentage of sales will depend in part upon a sustained period of stable or declining raw material costs; however the Company is currently experiencing increases in key raw material costs. The Company will remain focused on pursuing revenue opportunities, managing its raw material and other costs, and pursuing pricing initiatives.

Notwithstanding the improved performance, continued strength of the business environment is subject to limited visibility. While demand is generally expected to remain strong, volume in certain markets was limited by customer end-market issues, including reduced vehicle sales experienced by some automotive customers and reduced steel usage.

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

Under this alternative pricing structure, the Company was awarded a series of multi-year CMS contracts, primarily at General Motors Powertrain, DaimlerChrysler and Ford manufacturing sites over the last several years. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and has positioned the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This alternative approach had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, revenues and costs from these sales are reported on a net sales or “pass-through” basis. As discussed above, the alternative structure is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, the Company recognizes in the alternative structure in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions. As some contracts have been renewed or renegotiated, some of the contracts have reverted to a “pass-through” basis, while others have remained on a gross basis. Currently, the Company has a mix of contracts with both the traditional product pass-through structure and fixed priced contracts covering all services and products. The Company’s offerings will continue to include both approaches to CMS depending on customer requirements and business circumstances.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $14.5 million at June 30, 2007 from $16.1 million at December 31, 2006. The decrease resulted primarily from $2.9 million of cash used in operating activities and $4.7 million of cash used in investing activities, offset in part by $5.7 million of cash provided by financing activities.

Net cash flows used in operating activities were $2.9 million for the first half of 2007, compared to $5.5 million for the first half of 2006. The Company’s higher net income and completion of all restructuring activities in 2006 were the primary drivers of the decreased use of cash. However, higher sales levels and raw material costs, as well as increased business from our CMS channel, continued to require incremental investments in working capital in 2007 and 2006. Operating cash flow has improved $2.2 million during the second quarter of 2007 compared to the first quarter of 2007.

Net cash flows used in investing activities were $4.7 million in the first half of 2007, compared to $5.7 million in the same period of 2006. The decreased use of cash was primarily due to lower capital expenditures as a result of reduced capital expansion and replacement activities in the U.S. and Europe, more than offsetting higher capital expenditures related to the Company’s continued expansion into China. Also contributing to the decreased use of cash was higher cash inflow from the Company’s below-described restricted cash of $0.8 million relating to asbestos costs of an inactive subsidiary of the Company. This cash inflow is equally offset as an outflow of cash in cash flows from operating activities as the inactive subsidiary makes payments for claims and costs of defense in accordance with settlement and release agreements. Also contributing to the change in investing cash flows are higher payments related to acquisitions in the first half of 2007. In the first quarter of 2007, the Company made the second of four annual payments of $1.0 million related to the 2005 acquisition of the remaining 40% interest in its Brazilian joint venture. In the second quarter of 2007, the Company’s Q2 Technologies (“Q2T”) joint venture acquired the hydrogen sulfide and natural gas field business of Frontier Research and Chemicals Company, Inc., for $0.5 million.

Net cash flows provided by financing activities were $5.7 million for the first half of 2007, compared to $6.8 million of cash provided by financing activities in the first half of 2006. The decrease was caused primarily by greater borrowings in the prior year used to fund the Company’s working capital needs, as well as the restructuring actions taken in the fourth quarter of 2005. In the first half of 2007, the Company experienced a high level of stock option exercises compared to the prior year, which contributed to the change in net cash flows provided by financing activities.

In the first quarter of 2007, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $20.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The payments are structured to be received over a four-year period with annual installments of $5.0 million, the first of which was received early in the second quarter of 2007. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted, and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the subsequent installments will be cancelled. See also Note 11 of Notes to Condensed Consolidated Financial Statements.

The Company had a net debt-to-total-capital ratio of 42% at June 30, 2007, compared to 40% at December 31, 2006. At June 30, 2007, the Company had approximately $88.1 million outstanding on its credit lines, compared to $79.2 million at December 31, 2006. In connection with the first quarter 2007 adoption of FIN 48, the Company recorded a non-cash charge to shareholders’ equity of $5.5 million, which negatively impacted the Company’s net debt-to-total-capital ratio by approximately 1 percentage point. At June 30, 2007, the Company’s gross FIN 48 liability, including accrued interest and penalties was $11.3 million. The Company cannot determine a reliable estimate of the timing of the cash flows by period related to its FIN 48 liability. However, should the FIN 48 liability be paid, the amount of the payment may be reduced by $3.9 million as a result of offsetting benefits in other tax jurisdictions. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of Second Quarter 2007 with Second Quarter 2006

Net sales for the second quarter were $137.6 million, compared to $118.7 million for the second quarter of 2006. The increase in net sales was primarily attributable to a combination of volume growth and higher sales prices. Volume growth was mainly attributable to strong sales growth in Asia/Pacific, South America and Europe, as well as higher revenue related to the Company’s CMS channel. Foreign exchange rate translation also increased revenues by approximately 4% for the second quarter of 2007, compared to the same period in 2006. Selling price increases were realized across all regions and market segments, in part, as an ongoing effort to offset higher raw material costs. CMS revenues were higher due to additional CMS accounts and the first quarter 2007 renewal and restructuring of several of the Company’s CMS contracts.

Gross margin as a percentage of sales was 31.0% for the second quarter of 2007, compared to 30.4% for the second quarter of 2006. Higher selling prices and additional contribution from the Company’s CMS channel helped improve margins. On a sequential basis, the second quarter 2007 gross margin percentage was in line with the first quarter 2007 gross margin percentage of 30.9%.

Selling, general and administrative expenses for the quarter increased $5.6 million compared to the second quarter of 2006. Foreign exchange rate translation accounted for approximately $1.1 million. The remainder of the increase was due to continued planned spending in higher growth areas, primarily China, higher legal and environmental costs, increased incentive compensation as a result of higher earnings, as well as higher commissions as a result of higher sales.

The increase in other income was the result of foreign exchange gains recorded in the current year. The increase in net interest expense was attributable to higher average borrowings and higher interest rates.

The second quarter 2007 effective tax rate was 34.8% versus 39.3% during the second quarter of 2006. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. Refer to the Comparison of the First Six Months 2007 with First Six Months of 2006 section below for further discussion.

The increase in equity income was due to improved financial performance from the Company’s Mexican and Venezuelan affiliates.

Net income for the second quarter 2007 was $4.2 million, compared to $3.0 million for the second quarter of 2006. Higher sales contributing to higher gross margin, offset in part by higher selling, general and administrative expenses, were primarily responsible for the increase in net income compared to the second quarter of 2006.

Segment Reviews - Comparison of the Second Quarter 2007 with Second Quarter 2006

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 92% of the Company’s net sales for the second quarter of 2007. Net sales were up $17.9 million, or 16.4%, compared with the second quarter of 2006. Foreign currency translation positively impacted net sales by approximately 5%, driven by the euro to U.S. dollar and Brazilian real to U.S. dollar exchange rates. The average euro to U.S. dollar exchange rate was 1.35 in the second quarter of 2007, compared to 1.26 in the second quarter of 2006, and the average Brazilian real exchange rate was 0.50 in the second quarter of 2007, compared to 0.46 in the second quarter of 2006. Net sales were positively impacted by 39.1% growth in Asia/Pacific, 12.6% growth in South America, 8.4 % growth in North America and 6% growth in Europe, all on a constant currency basis. The growth in sales was attributable to higher sales prices, volume growth, and higher CMS sales due to the renegotiation of certain contracts in the first quarter of 2007. The majority of the volume growth came from increased demand in China and Europe, while price increases implemented across all regions helped, in part, to offset higher raw material costs. The $4.0 million increase in this segment’s operating income compared to the second quarter of 2006 is largely reflective of the Company’s pricing actions and improved performance from the Company’s U.S. CMS channel, offset, in part, by higher selling costs.

Coatings

The Company’s Coatings segment, which represented approximately 7% of the Company’s net sales for the second quarter of 2007, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $1.0 million, or 11.5%, for the second quarter 2007, compared with the prior year period primarily due to higher temporary and permanent coatings product sales. This segment’s operating income was flat with the prior year period due to higher contract manufacturing and selling costs.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales for the second quarter of 2007, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales and operating income for this segment were flat with the prior year. Sales from this segment’s second quarter 2007 acquisition of Frontier Research and Chemicals Company were offset by declines in this segment’s base business.

Comparison of the First Six Months 2007 with First Six Months 2006

Net sales for the first half of 2007 were $262.5 million, up 14.9% from $228.5 million for the first half of 2006. Double-digit volume increases in China and selling price increases realized across all regions and market segments were the primary reasons for the increase in net sales. Foreign exchange rate translation also increased revenues by approximately 4% for the first half of 2007 compared to the same period in 2006.

Gross margin as a percentage of sales was 30.9% for the first half of 2007, compared to 30.0% for the first half of 2006. Higher selling prices and a stronger performance from the Company’s CMS business helped improve margin percentage despite continued increases in raw material prices.

Selling, general and administrative expenses for the first half of 2007 increased $10.2 million compared to the first half of 2006. Foreign exchange rate translation accounted for approximately $2.0 million of the increases over the first half of 2006. Also negatively affecting the comparison with the prior year was a pension gain of $0.9 million recorded in the first quarter of 2006 due to a legislative change. The remainder of the increase was due to continued planned spending in higher growth areas, primarily China, higher incentive compensation as a result of higher earnings, higher commissions as a result of higher sales, higher legal and environmental costs, as well as inflationary increases.

The increase in other income was due to foreign exchange gains recorded in the first half of 2007 compared to losses in 2006. The increase in net interest expense is attributable to higher average borrowings and higher interest rates.

The Company’s effective tax rate was 33.9% for the first half of 2007, compared to 37.9% for the first half of 2006. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. The decrease in the effective tax rate was primarily attributable to a changing mix of income among tax jurisdictions, which was offset, in part, by the Company’s first quarter 2007 adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). At the end of 2006, the Company had net U.S deferred tax assets totaling $15.5 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The continued price pressure in the Company’s crude oil-based raw materials has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

The increase in equity income was due to improved financial performance from all of the Company’s equity affiliates.

Net income for the first half of 2007 was $7.7 million as compared to $5.5 million for the first half of 2006, primarily as a result of increased sales and gross margin offset in part by higher selling, general and administrative expenses.

Segment Reviews - Comparison of the First Six Months 2007 with First Six Months 2006

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales for the first half of 2007. Net sales were up $32.3 million, or 15.3%, compared with the first half of 2006. Foreign currency translation positively impacted net sales by approximately 4%, driven by the euro to U.S. dollar and Brazilian real to U.S. dollar exchange rates. The average euro to U.S. dollar exchange rate was 1.33 in the first half of 2007 compared to 1.23 in the first half of 2006, and the Brazilian real average exchange rate was 0.49 in the first half of 2007, compared to 0.46 in the first half of 2006. Net sales were positively impacted by 39.6 % growth in Asia/Pacific, 9.0% growth in South America, 7.8% growth in North America and 5.3% growth in Europe, all on a constant currency basis. The growth in sales was attributable to higher sales prices, volume growth, and higher CMS sales due to the renegotiation of certain contracts in the first quarter of 2007. The majority of the volume growth came from increased demand in China, while price increases implemented across all regions helped, in part, to offset higher raw material costs. The $7.7 million increase in this segment’s operating income compared to the first half of 2006 is largely reflective of the Company’s pricing actions and improved performance from the Company’s U.S. CMS channel, offset in part by higher selling costs.

Coatings

The Company’s Coatings segment, which represented approximately 7% of the Company’s net sales for the first half of 2007, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $1.9 million, or 11.6%, for the first half of 2007, compared with the prior year period primarily due to higher temporary and permanent coatings product sales. This segment’s operating income was flat with the prior year period due to higher contract manufacturing and selling costs.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales for the first half of 2007, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were down $0.2 million for the first half of 2007 and operating income for this segment was flat with the prior year. Sales from this segment’s second quarter 2007 acquisition of Frontier Research and Chemicals Company were more than offset by declines in this segment’s base business.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of June 30, 2007, Quaker had $88.1 million in borrowings under its credit facilities compared to $79.2 million at December 31, 2006. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. The Company has entered into five interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $25.0 million and a fair value of $0.3 million and $0.1 million at June 30, 2007 and December 31, 2006, respectively. The counterparties to the swaps are major financial institutions.

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

Evaluation of disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation of such controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), are effective to reasonably assure that information required to be disclosed by the Company in the reports it files under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Item 4: Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 9, 2007. At the meeting, management’s nominees, Joseph B. Anderson, Jr., Patricia C. Barron, and Edwin J. Delattre were elected Class III directors. Voting (expressed in number of votes) was as follows: Joseph B. Anderson, Jr., 19,036,947 votes for, 345,414 votes withheld; Patricia C. Barron, 19,013,406 votes for, 368,955 votes withheld; Edwin J. Delattre, 18,967,663 votes for, 414,698 votes withheld.

In addition, at the meeting, the shareholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm to examine and report on its financial statements for the year ending December 31, 2007 by a vote of 19,176,806 for, 186,705 against, and 18,850 abstentions.

Item 6: Exhibits

(a) Exhibits

10(cccc)	-	Change in Control Agreement by and between Registrant and Jan F Nieman dated June 27, 2007, effective January 1, 2007.*

31.1	-	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of Ronald J. Naples Pursuant to 18 U.S. C. Section 1350

32.2	-	Certification of Mark A. Featherstone Pursuant to 18 U.S. C. Section 1350

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit.

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL

/s/ Mark A. Featherstone
Mark A. Featherstone, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: August 3, 2007