Form 10-Q
period 2007-09-30
QUAKER CHEMICAL CORP
filed 2007-11-07
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on October 31, 2007	10,127,066

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

Item 1.	Financial Statements

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	September 30, 2007	December 31, 2006*
ASSETS
Current assets
Cash and cash equivalents	$24,224	$16,062
Accounts receivable, net	118,217	107,340
Inventories
Raw materials and supplies	23,392	21,589
Work-in-process and finished goods	34,516	30,395
Prepaid expenses and other current assets	15,229	10,855

Total current assets	215,578	186,241

Property, plant and equipment, at cost	169,425	158,934
Less accumulated depreciation	108,934	98,007

Net property, plant and equipment	60,491	60,927
Goodwill	43,067	38,740
Other intangible assets, net	8,097	8,330
Investments in associated companies	7,123	7,044
Deferred income taxes	33,037	28,573
Other assets	31,196	27,527

Total assets	$398,589	$357,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$3,098	$4,950
Accounts and other payables	63,279	56,345
Accrued compensation	15,704	15,225
Other current liabilities	19,076	13,659

Total current liabilities	101,157	90,179
Long-term debt	89,364	85,237
Deferred income taxes	6,838	5,317
Other non-current liabilities	75,477	61,783

Total liabilities	272,836	242,516

Minority interest in equity of subsidiaries	4,679	4,035

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued 2007 – 10,125,249 shares, 2006 - 9,925,976 shares	10,125	9,926
Capital in excess of par value	9,065	5,466
Retained earnings	113,326	114,498
Accumulated other comprehensive (loss)	(11,442)	(19,059)

Total shareholders’ equity	121,074	110,831

Total Liabilities and Shareholders’ Equity	$398,589	$357,382

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (dollars in thousands, except per share and share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$140,715	$116,425	$403,204	$344,924
Cost of goods sold	97,547	79,650	278,878	239,599

Gross margin	43,168	36,775	124,326	105,325
Selling, general and administrative expenses	36,602	31,485	103,930	88,636
Environmental charges	3,300	—	3,300	—

Operating income	3,266	5,290	17,096	16,689
Other income, net	382	539	1,618	1,054
Interest expense	(1,714)	(1,432)	(4,929)	(4,040)
Interest income	344	214	708	605

Income before taxes	2,278	4,611	14,493	14,308
Taxes on income	(1,066)	1,378	3,076	5,058

	3,344	3,233	11,417	9,250
Equity in net income of associated companies	166	218	557	456
Minority interest in net income of subsidiaries	(350)	(312)	(1,126)	(1,033)

Net income	$3,160	$3,139	$10,848	$8,673

Per share data:
Net income – basic	$0.32	$0.32	$1.09	$0.89
Net income – diluted	$0.31	$0.32	$1.07	$0.88
Dividends declared	$0.215	$0.215	$0.645	$0.645
Based on weighted average number of shares outstanding:
Basic	10,016,801	9,792,187	9,969,739	9,762,019
Diluted	10,134,909	9,854,625	10,095,945	9,833,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands) For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$10,848	$8,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,579	7,406
Amortization	900	1,058
Equity in undistributed earnings of associated companies, net of dividends	(83)	(251)
Minority interest in earnings of subsidiaries	1,126	1,033
Deferred income taxes	(1,498)	834
Deferred compensation and other, net	878	387
Stock-based compensation	863	601
Environmental charges	3,300	—
Loss on disposal of property, plant and equipment	33	19
Insurance settlement realized	(1,266)	(252)
Pension and other postretirement benefits	(2,532)	(3,108)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(5,795)	(10,077)
Inventories	(3,227)	(4,561)
Prepaid expenses and other current assets	(1,750)	(3,022)
Accounts payable and accrued liabilities	6,009	8,351
Change in restructuring liabilities	—	(3,731)

Net cash provided by operating activities	16,385	3,360

Cash flows from investing activities
Investments in property, plant and equipment	(5,431)	(8,513)
Payments related to acquisitions	(1,543)	(1,069)
Proceeds from disposition of assets	176	64
Insurance settlement received and interest earned	5,534	240
Change in restricted cash, net	(4,268)	12

Net cash used in investing activities	(5,532)	(9,266)

Cash flows from financing activities
Short-term debt borrowings	1,305	1,873
Repayments of short-term debt	(3,267)	(4,519)
Long-term debt borrowings	3,132	15,680
Repayments of long-term debt	(674)	(704)
Dividends paid	(6,484)	(6,320)
Stock options exercised, other	2,935	429
Distributions to minority shareholders	(864)	(1,464)

Net cash (used in) provided by financing activities	(3,917)	4,975

Effect of exchange rate changes on cash	1,226	595

Net increase (decrease) in cash and cash equivalents	8,162	(336)
Cash and cash equivalents at beginning of period	16,062	16,121

Cash and cash equivalents at end of period	$24,224	$15,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 – Out of Period Adjustments

During the third quarter of 2007, the Company identified errors of a cumulative $993 overstatement of its consolidated income tax expense for the years 2004, 2005 and 2006. These errors were related to the deferred tax accounting for the Company’s foreign pension plans and intangible assets regarding one of the Company’s 2002 acquisitions. The Company corrected these errors during the third quarter 2007, which had the effect of reducing tax expense by $993, and increasing net income by $993 for the three and nine months ended September 30, 2007. The Company does not believe this adjustment is material to the consolidated financial statements for the years ended December 31, 2004, 2005 or 2006, or to our projected results for the current year, and as a result, has not restated any prior period amounts. As the Company’s assessment was based on projected full year 2007 results, the Company will update its assessment at year-end based upon actual 2007 results.

Note 2 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as described in note 1 above) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $40,233 and $44,408 for the nine months ended September 30, 2007 and 2006, respectively.

Note 3 – Recently Issued Accounting Standards

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

Note 4 – Uncertain Income Tax Positions

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation, the Company recognized a $5,503 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet. Including the cumulative effect increase, at the beginning of 2007, the Company had approximately $8,902 of total gross unrecognized tax benefits. Of this amount, $5,479 (net of the Federal benefit of state taxes and other offsetting taxes) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods. At September 30, 2007, the Company had $10,159 of total gross unrecognized tax benefits.

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

In addition, the Company is currently under a routine Federal audit in the U.S. for the year 2005.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $728 accrued for interest and $592 accrued for penalties at January 1, 2007. As of September 30, 2007, the Company had $1,077 accrued for interest and $768 accrued for penalties.

Note 5 – Stock-Based Compensation

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

Prior to January 1, 2006, the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “ Accounting for Stock Issued to Employees .” As such, no compensation cost was recognized for employee stock options that had exercise prices equal to the fair market value of our common stock at the date of granting the option. The Company also complied with the pro forma disclosure requirements of SFAS No. 123 “ Accounting for Stock Based Compensation ,” and SFAS No. 148 “ Accounting for Stock–Based Compensation—Transition and Disclosure .”

The Company recognized approximately $863 of share-based compensation expense and $302 of related tax benefits in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2007. The compensation expense was comprised of $304 related to stock options, $437 related to nonvested stock awards, $30 related to the Company’s Employee Stock Purchase Plan, and $92 related to the Company’s Director Stock Ownership Plan.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Stock option activity under all plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2006	1,092,420	20.69
Options granted	166,065	23.13
Options exercised	(166,935)	18.52
Options forfeited	(29,956)	23.16
Options expired	(11,519)	24.16
Balance at September 30, 2007	1,050,075	21.31	3.3

Exercisable at September 30, 2007	824,935	21.10	2.5

The total intrinsic value of options exercised during 2007 was approximately $676. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of September 30, 2007, the total intrinsic value of options outstanding was approximately $2,699, and the total intrinsic value of exercisable options was approximately $2,377.

A summary of the Company’s outstanding stock options at September 30, 2007 is as follows:

Range of Exercise Prices	Number Outstanding at 9/30/2007	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/2007	Weighted Average Exercise Price
$13.30 - $15.96	1,000	1.5	$14.13	1,000	$14.13
15.97 - 18.62	142,400	0.4	17.56	142,400	17.56
18.63 - 21.28	437,875	2.8	20.10	363,475	20.12
21.29 - 23.94	320,000	5.2	22.45	169,260	21.85
23.95 - 26.60	148,800	3.1	26.06	148,800	26.06

	1,050,075	3.3	21.31	824,935	21.10

As of September 30, 2007, unrecognized compensation expense related to options granted during 2006 was $253, and for options granted during 2007 was $577.

During the first quarter of 2007, the Company granted 166,065 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.4%, expected volatility of 27.0%, risk-free interest rate of 4.7%, an expected term of 6 years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $140 of expense was recorded on these options during 2007. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Under the Company’s LTIP plan, 49,550 shares of nonvested stock were outstanding at December 31, 2006. In the first quarter of 2007, 38,240 shares of nonvested stock were granted at a weighted average grant date fair value of $23.13. None of these awards were vested, 15,680 shares were forfeited and 72,110 shares were outstanding as of September 30, 2007. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of September 30, 2007, unrecognized compensation expense related to these awards was $953, to be recognized over a weighted average remaining period of 2.2 years.

Under the Company’s GAIP plan, 42,500 shares of nonvested stock were granted during the second quarter of 2005 at a weighted average grant date fair value of $20.12 per share. At December 31, 2006, 40,250 shares were outstanding. Through September 30, 2007, 12,750 shares vested and were issued, no shares were forfeited and 27,500 shares were outstanding. As of September 30, 2007, unrecognized compensation expense related to these awards was $168, to be recognized over a weighted average remaining period of 1.6 years.

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

2003 Director Stock Ownership Plan

In March 2003, our Board of Directors approved a stock ownership plan for each member of our Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Committee may elect to adjust the number of shares. As of September 30, 2007, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Effective as of the 2007 Annual Meeting, each Director who owns 7,500 or more shares of Company Common Stock received 20% of the annual retainer in Common Stock and 80% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. Effective as of the 2007 Annual Meeting, the annual retainer is $28. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. For the three and nine months ended September 30, 2007, the Company recorded approximately $31 and $92 of compensation expense, respectively. For the three and nine months ended September 30, 2006, the Company recorded approximately $32 and $94, respectively.

Note 6 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator for basic EPS and diluted EPS– net income	$3,160	$3,139	$10,848	$8,673

Denominator for basic EPS–weighted average shares	10,016,801	9,792,187	9,969,739	9,762,019
Effect of dilutive securities, primarily employee stock options	118,108	62,438	126,206	71,884

Denominator for diluted EPS–weighted average shares and assumed conversions	10,134,909	9,854,625	10,095,945	9,833,903

Basic EPS	$0.32	$0.32	$1.09	$0.89
Diluted EPS	$0.31	$0.32	$1.07	$0.88

The following number of stock options are not included in the earnings per share since in each case the exercise price is greater than the market price: 299,540 and 787,520 for the three and nine months ended September 30, 2007 and 2006, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 7 – Business Segments

The Company’s reportable segments are as follows:

(1) Metalworking process chemicals – industrial process fluids for various heavy industrial and manufacturing applications.

(2) Coatings – temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3) Other chemical products – other various chemical products.

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Metalworking Process Chemicals
Net sales	$129,944	$107,416	$373,090	$318,282
Operating income	18,772	15,894	56,020	45,452
Coatings
Net sales	10,043	8,668	28,200	24,940
Operating income	2,193	2,093	6,360	6,285
Other Chemical Products
Net sales	728	341	1,914	1,702
Operating income	22	(3)	107	150

Total
Net sales	140,715	116,425	403,204	344,924
Operating income	20,987	17,984	62,487	51,887
Non-operating expenses	(14,132)	(12,344)	(41,191)	(34,140)
Environmental charges	(3,300)	—	(3,300)	—
Amortization	(289)	(350)	(900)	(1,058)
Interest expense	(1,714)	(1,432)	(4,929)	(4,040)
Interest income	344	214	708	605
Other income, net	382	539	1,618	1,054

Consolidated income before taxes	$2,278	$4,611	$14,493	$14,308

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

Note 8 – Comprehensive Income

The following table summarizes comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$3,160	$3,139	$10,848	$8,673
Change in fair value of derivatives	(595)	(472)	(366)	131
Unrealized gain on available-for-sale securities	49	77	181	156
Minimum pension liability	(164)	—	355	—
Foreign currency translation adjustments	3,307	(408)	7,447	4,255

Comprehensive income	$5,757	$2,336	$18,465	$13,215

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 9 – Business Acquisitions and Divestitures

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

Note 10 – Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter 2007 and no impairment charge was warranted. The changes in carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2006	$31,471	$7,269	$38,740
Goodwill additions	1,016	—	1,016
Currency translation adjustments and other	2,499	812	3,311

Balance as of September 30, 2007	$34,986	$8,081	$43,067

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2007 and December 31, 2006 are as follows:

Amortized intangible assets	Gross Carrying Amount		Accumulated Amortization
	2007	2006	2007	2006
Customer lists and rights to sell	$8,315	$7,682	$3,178	$2,812
Trademarks and patents	1,788	1,788	1,788	1,781
Formulations and product technology	3,278	3,278	1,865	1,645
Other	3,339	3,143	2,392	1,923

Total	$16,720	$15,891	$9,223	$8,161

The Company recorded $900 and $1,058 of amortization expense in the first nine months of 2007 and 2006, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2007	$1,185
For the year ended December 31, 2008	$1,131
For the year ended December 31, 2009	$1,068
For the year ended December 31, 2010	$873
For the year ended December 31, 2011	$810
For the year ended December 31, 2012	$712

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 11 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three and nine months ended September 30, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$631	$725	$5	$8	$1,861	$1,947	$15	$23
Interest cost and other	1,472	638	135	155	4,379	4,111	405	465
Expected return on plan assets	(1,271)	(281)	—	—	(3,783)	(3,600)	—	—
Other amortization, net	324	424	—	—	970	1,131	—	—
FAS 88 (Gain)/loss due to curtailments	—	—	—	—		(942)	—	—

Net periodic benefit cost	$1,156	$1,506	$140	$163	$3,427	$2,647	$420	$488

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to make minimum cash contributions of $6,883 to its pension plans and $1,100 to its other postretirement benefit plan in 2007. As of September 30, 2007, $5,640 and $825 of contributions have been made, respectively.

In accordance with local legislation, effective January 1, 2006, one of the Company’s European pension plans was partially curtailed to eliminate the supplemental early retirement payments for certain individuals. A curtailment gain of $942 was recognized in the first quarter of 2006.

Note 12 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2.0 million in two equal payments of $1.0 million (the first payment being due October 31, 2007 and the second payment being due February 15, 2008). In addition to the $2.0 million payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP's site until such time as the concentrations of PERC are below the Federal maximum contaminant level for four consecutive quarterly sampling events. During the third quarter, the Company recognized a $3.3 million charge made up of $2.0 million for the settlement of the litigation, plus an increase in its reserve for its soil and water remediation program by $1.3 million. The Company believes that the range of potential-known liabilities associated with ACP contamination, including amounts owed to OCWD pursuant to the settlement and estimated future costs of the water and soil remediation program, is approximately $4.75 million to $6.6 million, for which the Company has sufficient reserves.

The low and high ends of the range are based on the length of operation of the two extraction wells as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction wells, groundwater monitoring, one-time expenses to insure P-3 is hydraulically containing the PERC plume and program management. The duration of the well operation was estimated based on historical trends in concentrations in the monitoring wells within the proximity of the applicable extraction wells. Also factored into the model was the impact of water injected into the underground aquifer from a planned recharge basin adjacent to the ACP site as well as from an injection operated by OCWD as part of the groundwater treatment system for contaminants which are the subject of the aforementioned litigation. Based on the modeling, it is estimated that P-2 will operate for three and half years to up to five years and P-3 will operate for six years to up to nine years. Operation and maintenance costs were based on historical expenditures and estimated inflation. Also included in the reserve are anticipated expenditures to operate an on-site soil vapor extraction system and amounts owed in basin fees for extracted water.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received in late 2005 and early in the second quarter of 2007. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $12,700 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary. In response to this challenge, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement are structured to be received over a four-year period with annual installments of $5,000, the first of which was received early in the second quarter of 2007. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted, and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the subsequent installments will be cancelled. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary. See also Notes 16 and 17 of Notes to Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $159 and $134 was accrued at September 30, 2007 and December 31, 2006, respectively, to provide for such anticipated future environmental assessments and remediation costs. The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 13 – Debt

On August 13, 2007, Quaker and its wholly owned subsidiaries entered into a second amendment to our syndicated multicurrency credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other financial institutions, as lenders. The amendment increases the maximum principal amount available for revolving credit borrowings from $100,000 to $125,000, which can be increased to $175,000 at the Company’s option if lenders agree to increase their commitments and the Company satisfies certain conditions. The amendment also extended the maturity date of the credit facility from 2010 to 2012. The Company was in compliance with all debt related covenants as of September 30, 2007 and December 31, 2006.

The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $35,000 and $25,000 as of September 30, 2007 and December 31, 2006, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services (“CMS”) for various heavy industrial and manufacturing applications around the globe with significant sales to the steel and automotive industries.

The revenue growth in the third quarter of 2007 was due to higher volumes in Asia/Pacific, Europe and North America and increased selling prices. CMS revenues were higher due to the renewal and renegotiation of several of the Company’s contracts earlier in the year. Higher selling prices, combined with improved CMS profitability, helped to offset higher raw material and third-party finished product costs, resulting in significantly higher gross margin dollars with a decrease in gross margin as a percentage of sales compared to the third quarter of 2006. Nevertheless, the Company has been able to maintain its margins on a sequential basis throughout 2007. Raw material costs continue to be higher as compared to the prior year and have been steadily rising throughout the year. Factors impacting higher selling, general and administrative costs in the third quarter include continued expansion into Asia/Pacific, higher commissions as a result of higher earnings, as well as unfavorable foreign exchange.

The third quarter of 2007 included some unusual items as well. A $3.3 million environmental charge was taken in part related to the settlement of environmental litigation involving AC Products, Inc. (“ACP”), a wholly owned subsidiary of Quaker, as well as additional costs for the estimated future remediation costs. Two charges totaling $1.2 million were also taken relating to certain customer bankruptcies and a discontinued strategic initiative. The tax benefit recorded in the third quarter of 2007 includes a $0.7 million refund of taxes in China as a result of the Company’s increased investment and includes a non-cash out-of-period tax benefit adjustment of $1.0 million related to certain deferred tax items.

The net result was $0.31 per diluted share for the third quarter of 2007 compared to $0.32 per diluted share for the third quarter of 2006.

With crude oil above $90 per barrel and animal fats and vegetable oils impacted by increased biodiesel production, raw materials continue to be a challenge. Any improvement in gross margin as a percentage of sales will depend in part upon a sustained period of stable or declining raw material costs. With the settlement of the ACP environmental litigation, legal and environmental costs should decline in the future. The Company will remain focused on pursuing revenue opportunities, managing its raw material and other costs, and pursuing pricing initiatives.

Notwithstanding the Company’s performance, continued strength of the business environment is subject to limited visibility. While demand is generally expected to remain strong, volume in certain markets was limited by customer end-market issues, including reduced vehicle sales experienced by some automotive customers and reduced steel usage, particularly in the U.S.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $24.2 million at September 30, 2007 from $16.1 million at December 31, 2006. The increase resulted primarily from $16.4 million of cash provided by operating activities, offset in part by, $5.5 million of cash used in investing activities and $3.9 million of cash used in financing activities.

Net cash flows provided by operating activities were $16.4 million, compared to $3.4 million in the same period of 2006. The increased cash flow was largely due to lower working capital requirements in 2007 compared to 2006. Although higher sales levels, raw material costs, and increased business from our CMS channel require incremental investments in working capital, the Company has made significant progress around the globe at slowing the pace of such increased investments. In addition, the Company’s higher net income, higher depreciation and the 2006 completion of all restructuring activities were also significant factors in the increased cash flow from operating activities. Largely due to the improvements in working capital balances, operating cash flow improved $19.3 million during the third quarter of 2007 compared to the first half of 2007.

Net cash flows used in investing activities were $5.5 million in the first nine months of 2007, compared to $9.3 million in the same period of 2006. The decreased use of cash was primarily due to lower capital expenditures as a result of reduced capital expansion and replacement activities in North America, Europe and Asia/Pacific. Also contributing to the decreased use of cash was higher cash inflow from the Company’s below described restricted cash of $1.0 million relating to asbestos costs of an inactive subsidiary of the Company. This cash inflow is equally offset as an outflow of cash in cash flows from operating activities as the inactive subsidiary makes payments for claims and costs of defense in accordance with settlement and release agreements. Also contributing to the change in investing cash flows are higher payments related to acquisitions in the first nine months of 2007. In the first quarter of 2007, the Company made the second of four annual payments of $1.0 million related to the 2005 acquisition of the remaining 40% interest in its Brazilian joint venture. In the second quarter of 2007, the Company’s Q2 Technologies (“Q2T”) joint venture acquired the hydrogen sulfide and natural gas field business of Frontier Research and Chemicals Company, Inc., for $0.5 million.

Net cash used in financing activities was $3.9 million for the first nine months of 2007 compared to $5.0 million of cash provided by financing activities for the first nine months of 2006. The decrease was caused primarily by greater borrowings in the prior year used to fund the Company’s working capital needs, as well as the restructuring actions taken in the fourth quarter of 2005. In the first nine months of 2007, the Company experienced a high level of stock option exercises compared to the prior year, which contributed to the change in net cash flows from financing activities.

In the first quarter of 2007, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $20.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The payments are structured to be received over a four-year period with annual installments of $5.0 million, the first of which was received early in the second quarter of 2007. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted, and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the subsequent installments will be cancelled. During the third quarter of 2007, the same inactive subsidiary and one of its insurance carriers entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% percent of the defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. See also Note 12 of Notes to Condensed Consolidated Financial Statements.

ACP entered into a settlement agreement with the Orange County Water District, effective October 17, 2007, relating to environmental litigation initiated in late 2004. In the third quarter of 2007, the Company recorded a $3.3 million charge to cover a payment of $2.0 million in settlement of the litigation, and $1.3 million of increased reserves for its future expenditures for soil and water remediation program. See also Note 12 of Notes to Condensed Consolidated Financial Statements.

The Company had a net debt-to-total-capital ratio of 36% at September 30, 2007, compared to 40% at December 31, 2006. At September 30, 2007, the Company had approximately $81.4 million outstanding on its credit lines compared to $79.2 million at December 31, 2006. In the third quarter of 2007, the Company entered into a second amendment to its syndicated multicurrency credit agreement. The amendment increased the maximum principal amount available for revolving credit borrowings from $100.0 million to $125.0 million, which can be increased to $175.0 million at the Company’s option if the lenders agree to increase their commitments and the Company satisfies certain conditions. The amendment also extended the maturity date of the credit facility from 2010 to 2012. In connection with the first quarter 2007 adoption of FIN 48, the Company recorded a non-cash charge to shareholders’ equity of $5.5 million, which negatively impacted the Company’s net debt-to-total-capital ratio by approximately one percentage point. At September 30, 2007, the Company’s gross FIN 48 liability, including accrued interest and penalties was $12.0 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its FIN 48 liability. However, should the FIN 48 liability be paid, the amount of the payment may be reduced by $4.2 million as a result of offsetting benefits in other tax jurisdictions. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of Third Quarter 2007 with Third Quarter 2006

Net sales for the third quarter were $140.7 million, up 20.9%, compared to $116.4 million for the third quarter 2006. The increase in net sales was primarily attributable to a combination of volume growth and higher sales prices. Volume growth was mainly due to strong sales growth in Asia/Pacific, Europe and North America, as well as higher revenue related to the Company’s CMS channel. Foreign exchange rate translation increased revenues by approximately 5% for the third quarter 2007, compared to the same period in 2006. Selling price increases were realized across all regions and market segments, in part as an ongoing effort to offset higher raw material costs. CMS revenues were higher due to additional CMS accounts and the first quarter 2007 renewal and renegotiation of several of the Company’s CMS contracts.

Gross margin as a percentage of sales was 30.7% for the third quarter of 2007, compared to 31.6% for the third quarter 2006. Higher selling prices and additional contribution from the Company’s CMS channel helped improve margins in dollar terms, while higher raw material costs and sales mix resulted in a lower gross margin percentage. On a sequential basis, the third quarter gross margin percentage was in line with first quarter 2007 and second quarter 2007 gross margin percentages of 30.9% and 31.0%, respectively.

Selling, general and administrative expenses for the quarter increased $5.1 million, compared to the third quarter 2006. Foreign exchange rate translation accounted for approximately $1.3 million of the increase. Other major contributors were planned spending in higher growth areas, such as China, higher commissions as a result of higher sales, as well as two charges totaling $1.2 million relating to certain customer bankruptcies and a discontinued strategic initiative.

In the third quarter 2007, the Company recorded environmental charges of $3.3 million as disclosed in its press release dated October 23, 2007. The charges consist of $2.0 million related to the settlement of environmental litigation involving AC Products, Inc., a wholly owned subsidiary, as well as an additional $1.3 million charge for the estimated future remediation costs.

The decrease in other income was the result of a distribution received from the Company’s former real estate joint venture in the prior year quarter, as well as lower license fee income in the third quarter 2007. The increase in net interest expense was attributable to higher average borrowings and higher interest rates.

The tax benefit recorded in the third quarter 2007 includes a $0.7 million refund of taxes in China as a result of the Company’s increased investment. The third quarter 2006 included a similar tax rebate of $0.4 million. In addition, the third quarter 2007 includes a non-cash out-of-period tax benefit adjustment of $1.0 million related to certain deferred tax items. Refer to the Comparison of the First Nine Months of 2007 with the First Nine Months of 2006 section below for further discussion.

Net income for the third quarter 2007 was $3.2 million, compared to $3.1 million for the third quarter of 2006. The environmental charges of $3.3 million were tempered by the China tax refund as well as the out-of-period tax benefit.

Segment Reviews – Comparison of the Third Quarter 2007 with Third Quarter 2006

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 92% of the Company’s net sales for the third quarter of 2007. Net sales were up $22.5 million, or 21%, compared with the third quarter of 2007. Foreign currency translation positively impacted net sales by approximately 6%, driven by the euro to U.S. dollar and Brazilian real to U.S. dollar exchange rates. The average euro to U.S. dollar exchange rate was 1.37 in the third quarter of 2007, compared to 1.27 in the third quarter of 2006, and the average Brazilian real exchange rate was 0.52 in the third quarter of 2007, compared to 0.46 in the third quarter of 2006. Net sales were positively impacted by 24.4% growth in Asia/Pacific, 16.9% growth in North America, 13.6% growth in Europe and 6.6% growth in South America, all on a constant currency basis. The growth in sales was attributable to higher sales prices, volume growth, and higher CMS sales due to the renegotiation of certain contracts in the first quarter of 2007. The majority of the volume growth came from increased demand in China and Europe, while price increases implemented across all regions helped to offset higher raw material costs. The $2.9 million increase in this segment’s operating income compared to the third quarter of 2006 is largely reflective of the Company’s pricing actions and improved performance from the Company’s U.S. CMS channel, offset, in part by higher selling costs.

Coatings

The Company’s Coatings segment, which represented approximately 7% of the Company’s net sales for the third quarter of 2007, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $1.4 million, or 15.9%, for the third quarter 2007, compared with the prior year period primarily due to higher temporary and permanent coatings product sales. This segment’s operating income was flat with the prior year due to higher contract manufacturing and selling costs.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales for the third quarter of 2007, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were up $0.4 million and operating income for this segment was flat with the prior year. The third quarter 2007 sales increase included sales from this segment’s second quarter 2007 acquisition of Frontier Research and Chemicals Company.

Comparison of the Nine Months ended September 30, 2007 with the Nine Months ended September 30, 2006

Net sales for the first nine months of 2007 were $403.2 million, up 16.9% from $344.9 million for the first nine months of 2006. Double-digit volume increases in China, higher CMS revenues, and selling price increases realized across all regions and market segments were the primary reasons for the increase in net sales. Foreign exchange rate translation increased revenues by approximately 4.4% for the first nine months of 2007, compared to the same period in 2006.

Gross margin as a percentage of sales was 30.8% for the first nine months of 2007, compared to 30.5% in the prior year period. Higher selling prices and a stronger performance from the Company’s CMS channel helped maintain the gross margin percentage despite continued increases in raw material prices.

Selling, general and administrative expenses for the first nine months of 2007 increased $15.3 million, compared to the first nine months of 2006. Foreign exchange rate translation accounted for approximately $3.3 million of the increase over the prior year. Also negatively affecting the comparison with the prior year was a pension gain of $0.9 million recorded in the first quarter 2006 due to a legislative change. The remainder of the increase was due to continued planned spending in higher growth areas, primarily China, higher incentive compensation as a result of higher earnings, higher commissions as a result of higher sales, higher legal and environmental costs, the third quarter charges noted previously, and inflationary increases.

The increase in other income was primarily due to foreign exchange gains recorded in the first nine months of 2007, compared to losses in the prior year. The increase in net interest expense was attributable to higher average borrowings and higher interest rates.

The Company’s effective tax rate was 21.2% for the first nine months of 2007, compared to 35.4% in the prior year. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. The decrease in the effective tax rate was primarily due to a changing mix of income among tax jurisdictions as well as the non-cash out-of-period adjustment noted above, offset, in part, by the Company’s first quarter 2007 adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). At the end of 2006, the Company had net U.S. deferred tax assets totaling $15.5 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The continued price pressure in the Company’s raw materials has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Net income for the first nine months of 2007 was $10.8 million compared to $8.7 million for the first nine months of 2006. Increased sales and gross margin were offset in part by higher selling, general and administrative expenses and a $3.3 million environmental charge. In addition, the net income increase includes the China tax refund of $0.7 million as well as the out-of-period tax benefit of $1.0 million.

Segment Reviews – Comparison of the Nine Months ended September 30, 2007 with the Nine Months ended September 30, 2006

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales for the first nine months of 2007. Net sales were up $54.8 million, or 17.2%, compared with the first nine months of 2006. Foreign currency translation positively impacted net sales by approximately 5%, driven by the euro to U.S. dollar and Brazilian real to U.S. dollar exchange rates. The average euro to U.S. dollar exchange rate was 1.35 in the first nine months of 2007 compared to 1.25 in the first nine months of 2006 and the average Brazilian real exchange rate was 0.50 in the first nine months of 2007, compared to 0.46 in the first nine months of 2006. Net sales were positively impacted by 33.8% growth in Asia/Pacific, 10.8% growth in North America, and 8% growth in both Europe and South America, all on a constant currency basis. The growth in sales was attributable to higher sales prices, volume growth, and higher CMS sales due to the renegotiation of certain contracts in the first quarter of 2007. The majority of the volume growth came from increased demand in China, while price increases were implemented across all regions helped, in part, to offset higher raw material costs. The $10.6 million increase in this segment’s operating income compared to the first nine months of 2006 is largely reflective of the Company’s pricing actions and improved performance from the Company’s U.S. CMS channel, offset in part by higher selling costs.

Coatings

The Company’s Coatings segment, which represented approximately 7% of the Company’s net sales for the first nine months of 2007, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $3.3 million, or 13.1%, for the first nine months of 2007, compared with the prior year period primarily due to higher temporary and permanent coatings product sales. This segment’s operating income was flat with the prior year period due to higher contract manufacturing and selling costs.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales for the first nine months of 2007, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were up $0.2 million and operating income for this segment was flat with the prior year. Sales from this segment’s second quarter 2007 acquisition of Frontier Research and Chemicals Company were offset in part by declines in this segment’s base business.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of September 30, 2007, Quaker had $81.4 million in borrowings under its credit facilities compared to $79.2 million at December 31, 2006. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. These derivative instruments have been designated as cash flow hedges. The Company does not enter into derivative contracts for trading or speculative purposes. The Company has entered into seven interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $35.0 million and a fair value of $(0.3) million and $0.1 million at September 30, 2007 and December 31, 2006, respectively. The counterparties to the swaps are major financial institutions.

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

PART II. OTHER INFORMATION

Items 1A., 2 ,3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 1:	Legal Proceedings

Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is herein incorporated by this reference.

Item 6:	Exhibits

(a) Exhibits

10(eeee)	-	Second Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions.

10(ffff)	-	Claim Handling and Funding Agreement between SB Decking, Inc., an inactive subsidiary of Registrant, and Employers Insurance Company of Wausau dated September 25, 2007.

31.1	-	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of Ronald J. Naples Pursuant to 18 U.S. C. Section 1350

32.2	-	Certification of Mark A. Featherstone Pursuant to 18 U.S. C. Section 1350

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL

/s/ Mark A. Featherstone
Mark A. Featherstone, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: November 7, 2007