Form 10-K
period 2007-12-31
QUAKER CHEMICAL CORP
filed 2008-03-07
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State aggregate market value of common stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on June 29, 2007): $238,506,650

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: 10,227,877 shares of Common Stock, $1.00 Par Value, as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 7, 2008 are incorporated by reference into Part III.

PART I

As used in this Report, the terms “Quaker,” the “Company,” “we” and “our” refer to Quaker Chemical Corporation, its subsidiaries, and associated companies, unless the context otherwise requires.

Item 1.	Business.

General Description

Quaker develops, produces, and markets a broad range of formulated chemical specialty products for various heavy industrial and manufacturing applications and, in addition, offers and markets chemical management services (“CMS”). Quaker’s principal products and services include: (i) rolling lubricants (used by manufacturers of steel in the hot and cold rolling of steel and by manufacturers of aluminum in the hot rolling of aluminum); (ii) corrosion preventives (used by steel and metalworking customers to protect metal during manufacture, storage, and shipment); (iii) metal finishing compounds (used to prepare metal surfaces for special treatments such as galvanizing and tin plating and to prepare metal for further processing); (iv) machining and grinding compounds (used by metalworking customers in cutting, shaping, and grinding metal parts which require special treatment to enable them to tolerate the manufacturing process, achieve closer tolerance, and improve tool life); (v) forming compounds (used to facilitate the drawing and extrusion of metal products); (vi) hydraulic fluids (used by steel, metalworking, and other customers to operate hydraulically activated equipment); (vii) technology for the removal of hydrogen sulfide in various industrial applications; (viii) chemical milling maskants for the aerospace industry and temporary and permanent coatings for metal and concrete products; (ix) construction products, such as flexible sealants and protective coatings, for various applications; and (x) programs to provide chemical management services. Individual product lines representing more than 10% of consolidated revenues for any of the past three years are as follows:

	2007	2006	2005
Rolling lubricants	19.8%	21.0%	21.3%
Machining and grinding compounds	17.6%	16.6%	16.4%
Chemical management services	12.2%	10.3%	11.7%
Hydraulic fluids	10.7%	10.8%	10.4%
Corrosion preventives	10.3%	10.6%	9.5%

A substantial portion of Quaker’s sales worldwide are made directly through its own employees and its CMS programs with the balance being handled through value-added resellers and agents. Quaker employees visit the plants of customers regularly and, through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker’s existing products or by applying new formulations developed in Quaker’s laboratories. Quaker makes little use of advertising but relies heavily upon its reputation in the markets which it serves. Generally, separate manufacturing facilities of a single customer are served by different personnel. As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with the customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $52.7 million, $62.8 million and $38.8 million for 2007, 2006 and 2005, respectively. The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment arrangements, upon usage by the customer and when services are performed. License fees and royalties are recognized in accordance with agreed-upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured, and are included in other income.

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

Major Customers and Markets

In 2007, Quaker’s five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 29% of its consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 10% of consolidated net sales. A significant portion of Quaker’s revenues are realized from the sale of process fluids and services to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers. Furthermore, steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. Accordingly, the loss or closure of a steel mill or other major customer site can have a material adverse effect on Quaker’s business.

Raw Materials

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2007, three raw material groups (mineral oils and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil can be affected by the price of crude oil and refining capacity. In addition, animal fat and vegetable oil prices have increased due to increased biodiesel consumption. Accordingly, significant fluctuations in the price of crude oil can have a material effect upon the Company’s business. Many of the raw materials used by Quaker are “commodity” chemicals, and, therefore, Quaker’s earnings can be affected by market changes in raw material prices. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business. Reference is made to the disclosure contained in Item 7A of this Report.

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

Research and development costs are expensed as incurred. Research and development expenses during 2007, 2006 and 2005 were $14.6 million, $13.0 million and $14.2 million, respectively.

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

Regulatory Matters

In order to facilitate compliance with applicable Federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent experts, as well as ongoing inspections and training by on-site personnel. Such inspections are addressed to operational matters, record keeping, reporting requirements, and capital improvements. In 2007, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $0.9 million compared to $0.8 million and $0.7 million in 2006 and 2005, respectively. In 2008, the Company expects to incur approximately $2.6 million for capital expenditures directed primarily to regulatory compliance. Incorporated by reference is the information regarding AC Products, Inc. contained in Note 20 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Number of Employees

On December 31, 2007, Quaker’s consolidated companies had 1,335 full-time employees of whom 560 were employed by the parent company and its U.S. subsidiaries and 775 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 163 people on December 31, 2007.

Product Classification

The Company’s reportable segments are as follows:

(1) Metalworking process chemicals—industrial process fluids for various heavy industrial and manufacturing applications.

(2) Coatings—temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3) Other chemical products—other various chemical products.

Incorporated by reference is the segment information contained in Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Non-U.S. Activities

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. dollar, the E.U. euro, the Brazilian real, and the Chinese renminbi and the impact of those currency fluctuations on the underlying economies. Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Quaker on the Internet

Financial results, news and other information about Quaker can be accessed from the Company’s Web site at http://www.quakerchem.com. This site includes important information on products and services, financial reports, news releases, and career opportunities. The Company’s periodic and current reports on Forms 10-K, 10-Q and 8-K, including exhibits and supplemental schedules filed therewith, and amendments to those reports, filed with the Securities and Exchange Commission (“SEC”) are available on the Company’s Web site, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information that can be accessed through the Company’s Web site is not incorporated by reference in this Report and accordingly you should not consider that information part of this Report.

Factors that May Affect Our Future Results

(Cautionary Statements under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Report and other materials filed or to be filed by Quaker with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance, and business, including:

•	statements relating to our business strategy;

•	our current and future results and plans; and

•	statements that include the words “may,” “could,” “should,” “would,”“believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions.

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, oral or written forward-looking statements are also included in Quaker’s periodic reports on Forms 10-Q and 8-K, press releases, and other materials released to the public.

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2007, and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

Changes to the industries and markets that Quaker serves could have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

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

The business environment in which the Company operates remains challenging. The Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. A major risk is that the Company’s demand is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in our customers’ business and unanticipated customer production shutdowns or curtailments. Customer production within the steel and automotive industries has been recently slowing especially in the U.S. and European markets. This is further impacted by the loss of market share of certain of the Company’s automotive customers in these markets. In addition, consolidation in the steel industry is concentrating sales among certain of the Company’s key customers. The Company has limited ability to adjust its cost level contemporaneously with changes in sales and gross margins. Thus, a significant downturn in sales or gross margins due to weak end-user markets, loss of a significant customer, and/or rising raw material costs could have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

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

Inability to obtain sufficient price increases or contract concessions to offset increases in the costs of raw material could have a material adverse effect on the Company’s liquidity, financial position, and results of operations. Price increases implemented could result in the loss of sales.

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2007, three raw material groups

(mineral oils and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil can be affected by the price of crude oil and refining capacity. In addition, many of the raw materials used by Quaker are “commodity” chemicals. Accordingly, Quaker’s earnings can be affected by market changes in raw material prices.

Over the past three years, Quaker has experienced significant increases in its raw material costs, particularly crude oil derivatives. For example, the price of crude oil averaged $72 per barrel in 2007 versus $66 in 2006 and $57 in 2005. In addition, refining capacity has also been constrained by various factors, which further contributed to higher raw material costs and negatively impacted margins. Animal fat and vegetable oil prices have increased due to increased biodiesel consumption. In response, the Company has aggressively pursued price increases to offset the increased raw material costs. Although the Company has been successful in recovering a substantial amount of the raw material cost increases, it has experienced competitive as well as contractual constraints limiting pricing actions. In addition, as a result of the Company’s pricing actions, customers may become more likely to consider competitors’ products, some of which may be available at a lower cost. Significant loss of customers could result in a material adverse effect on the Company’s results of operations.

Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial position, and results of operations.

During 2007, our five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) together accounted for approximately 29% of our consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 10% of consolidated net sales.

A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, where a number of bankruptcies occurred during recent years and companies have experienced financial difficulties. As part of the bankruptcy process, the Company’s pre-petition receivables may not be realized, customer manufacturing sites may be closed or contracts voided. The bankruptcy of a major customer could have a material adverse effect on the Company’s liquidity, financial position, and results of operations. Steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. The loss or closure of a steel mill or other major customer site of a significant customer could have a material adverse effect on Quaker’s business.

Failure to comply with any material provisions of our credit facility could have a material adverse effect on our liquidity, financial position, and results of operations.

The Company maintains a $125.0 million unsecured credit facility (the “Credit Facility”) with a group of lenders, which can be increased to $175.0 million at the Company’s option if lenders agree to increase their commitments and the Company satisfies certain conditions. The Credit Facility, which matures in 2012, provides the availability of revolving credit borrowings. In general, the borrowings under the Credit Facility bear interest at either a base rate or LIBOR rate plus a margin based on the Company’s consolidated leverage ratio.

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

Quaker is exposed to market rate risk for changes in interest rates, due to the variable interest rate applied to the Company’s borrowings under its credit facilities. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase, perhaps significantly, depending on the extent of Quaker’s borrowings under the Credit Facility. At December 31, 2007, the Company had $73.8 million outstanding under its credit facilities. The

Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $35.0 million at December 31, 2007. In February 2007, the Company completed a refinancing of its existing industrial development bonds to fix the interest rate of an additional $5.0 million of debt.

Failure to generate taxable income could have a material adverse effect on our financial position and results of operations.

At the end of 2007, the Company had net U.S. deferred tax assets totaling $16.8 million, excluding deferred tax assets relating to additional minimum pension liabilities. In addition, the Company has $4.9 million in operating loss carryforwards primarily related to certain of its foreign operations. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination was made, which could have a material adverse effect on the Company’s financial statements. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances.

Environmental laws and regulations and pending legal proceedings may materially and adversely affect the Company’s liquidity, financial position, and results of operations.

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters, including environmental matters. An adverse result in any such matters may materially and adversely affect the Company’s liquidity, financial position, and results of operations. Incorporated herein by reference is the information concerning pending asbestos-related litigation against an inactive subsidiary and amounts accrued associated with certain environmental non-capital remediation costs in Note 20 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

We might not be able to rapidly develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business.

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

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. dollar, the E.U. euro, the Brazilian real, and the Chinese renminbi and the impact of those currency fluctuations on the underlying economies. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 55% to 58% of the annual consolidated net sales. All of these operations use the local currency as their functional currency. The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and attendant net assets. Therefore, as exchange rates vary, Quaker’s results can be materially affected. Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the U.S. or U.S. businesses. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, additional attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products. The consequences of terrorist attacks or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Quaker’s corporate headquarters and a laboratory facility are located in Conshohocken, Pennsylvania. Quaker’s other principal facilities are located in Detroit, Michigan; Middletown, Ohio; Placentia, California; Santa Fe Springs, California; Uithoorn, The Netherlands; Santa Perpetua de Mogoda, Spain; Rio de Janeiro, Brazil; Tradate, Italy; and Qingpu, China, which commenced operations in January 2007. All of the properties except Placentia, California and Santa Fe Springs, California are used by the metalworking process chemicals segment. The Placentia, California and Santa Fe Springs, California properties are used by the coatings segment. With the exception of the Conshohocken, Placentia, Santa Fe Springs and Tradate sites, which are leased, all of these principal facilities are owned by Quaker and as of December 31, 2007 were mortgage free. Quaker also leases sales, laboratory, manufacturing, and warehouse facilities in other locations.

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

In November 2006, the Company’s former Chinese joint venture partner purchased the Wuxi joint venture’s manufacturing facility, and production was transferred to the Company’s Qingpu, China facility during 2007.

Each of Quaker’s 50% or less owned non-U.S. associated companies owns or leases a plant and/or sales facilities in various locations.

Item 3.	Legal Proceedings.

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters, including environmental matters. Incorporated herein by reference is the information concerning pending asbestos-related litigation against an inactive subsidiary and amounts accrued associated with certain environmental non-capital remediation costs in Note 20 of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report. The Company is a party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flow, or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the last quarter of the period covered by this Report.

Item 4(a).	Executive Officers of the Registrant.

Set forth below are the executive officers of the Company. Each of the executive officers, with the exception of Mr. Hill, is elected annually to a one-year term. Mr. Hill is considered an executive officer in his capacity as principal accounting officer for purposes of this item.

Name, Age, and Present Position with the Company	Business Experience During Past Five Years and Period Served as an Officer

Ronald J. Naples, 62 Chairman of the Board and Chief Executive Officer, and Director	Mr. Naples has served in his current position since 1997.

Mark A. Featherstone, 46 Vice President, Chief Financial Officer and Treasurer	Mr. Featherstone was elected Chief Financial Officer and Treasurer, effective April 9, 2007 and Vice President in March 2005. He held the position of Global Controller from May 2001 to April 8, 2007.

Michael F. Barry, 49 Senior Vice President and Managing Director—North America	Mr. Barry assumed his current position in January 2006. He was Senior Vice President and Global Industry Leader—Metalworking and Coatings from July 2005 through December 2005. He was Vice President and Global Industry Leader—Industrial Metalworking and Coatings from January 2004 through June 2005 and Vice President and Chief Financial Officer from 1998 to August 2004.

D. Jeffry Benoliel, 49 Vice President, Secretary and General Counsel	Mr. Benoliel has served in his current position since 2001.

Jose Luiz Bregolato, 62 Vice President and Managing Director—South America	Mr. Bregolato has served in his current position since 1993.

Mark A. Harris, 53 Senior Vice President—Global Strategy and Marketing	Mr. Harris assumed his current position in January 2006. He was Senior Vice President and Global Industry Leader—Steel from July 2005 through December 2005. He was Vice President and Global Industry Leader—Steel from January 2001 through June 2005.

George H. Hill, 33 Global Controller	Mr. Hill assumed his current position on April 17, 2007. He was Assistant Global Controller from May 2004 until he assumed his current position and Manager, Financial Reporting from October 2002 to May 2004.

Jan F. Nieman, 47 Vice President and Managing Director—Asia/Pacific	Mr. Nieman was elected Vice President in February 2005, and has held the position of Managing Director, Asia/Pacific since August 2003. He was Global Business Unit Manager Value Added Resellers—Metalworking, Quaker Chemical B.V., the Company’s Dutch affiliate, from October 2000 through July 2003.

Wilbert Platzer, 46 Vice President and Managing Director—Europe	Mr. Platzer assumed his current position in January 2006. He was Vice President—Global Industrial Metalworking from July 2005 through December 2005. He was Vice President—Worldwide Operations from January 2001 through June 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol KWR. The following table sets forth, for the calendar quarters during the past two most recent fiscal years, the range of high and low sales prices for the common stock as reported on the NYSE composite tape (amounts rounded to the nearest penny), and the quarterly dividends declared and paid:

	Price Range				Dividends Declared		Dividends Paid
	2007		2006
	High	Low	High	Low	2007	2006	2007	2006
First quarter	$24.18	$21.01	$21.75	$18.90	$0.215	$0.215	$0.215	$0.215
Second quarter	24.74	22.10	21.94	16.70	0.215	0.215	0.215	0.215
Third quarter	25.00	19.25	20.29	18.04	0.215	0.215	0.215	0.215
Fourth quarter	24.40	19.67	22.49	18.25	0.215	0.215	0.215	0.215

As of January 17, 2008, there were 930 shareholders of record of the Company’s common stock, its only outstanding class of equity securities.

Every holder of Quaker common stock is entitled to one vote or ten votes for each share held of record on any record date depending on how long each share has been held. As of January 17, 2008, 10,147,319 shares of Quaker common stock were issued and outstanding. Based on the information available to the Company on January 17, 2008, the holders of 1,040,064 shares of Quaker common stock would have been entitled to cast ten votes for each share, or approximately 53% of the total votes that would have been entitled to be cast as of that record date and the holders of 9,107,255 shares of Quaker common stock would have been entitled to cast one vote for each share, or approximately 47% of the total votes that would have been entitled to be cast as of that date. The number of shares that are indicated as entitled to one vote includes those shares presumed to be entitled to only one vote. Because the holders of these shares may rebut this presumption, the total number of votes entitled to be cast as of January 17, 2008 could be more than 19,507,895.

Reference is made to the information in Item 12 of this Report under the caption “Equity Compensation Plans,” which is incorporated herein by this reference.

The following graph compares the cumulative total return (assuming reinvestment of dividends) from December 31, 2002 to December 31, 2007 for (i) Quaker’s common stock, (ii) the S&P SmallCap 600 Stock Index (the “SmallCap Index”) and (iii) the S&P Chemicals (Specialty) Index-SmallCap (the “Chemicals Index”). The graph assumes the investment of $100 on December 31, 2002 in each of Quaker’s common stock, the stocks comprising the SmallCap Index, and the stocks comprising the Chemicals Index.

COMPARISON OF CUMULATIVE FIVE–YEAR TOTAL RETURN

Item 6.	Selected Financial Data.

The following table sets forth selected financial information for the Company and its consolidated subsidiaries:

	2007(1)	2006	2005(2)	2004	2003
	(In thousands, except per share amounts)
Summary of Operations:
Net sales	$545,597	$460,451	$424,033	$400,695	$340,192
Income before taxes, equity income and minority interest	22,735	18,440	6,615	17,457	24,118
Net income	15,471	11,667	1,688	8,974	14,833
Per share:
Net income-basic	$1.55	$1.19	$0.17	$0.93	$1.58
Net income-diluted	1.53	$1.18	0.17	0.90	1.52
Dividends declared	0.86	0.86	0.86	0.86	0.84
Dividends paid	0.86	0.86	0.86	0.855	0.84
Financial Position:
Working capital	$107,150	$96,062	$79,105	$45,569	$37,137
Total assets	399,049	357,382	331,995	324,893	289,467
Long-term debt	78,487	85,237	67,410	14,848	15,827
Shareholders’ equity	130,393	110,831	105,907	122,587	112,352

Following amounts in thousands

(1)	The results of operation for 2007 include a pre-tax environmental charge of $3,300 for the settlement of the ACP litigation and ongoing remediation activities at the site; a pre-tax charge of $701 related to a discontinued strategic initiative; a pre-tax charge of $487 related to certain customer bankruptcies; a non-cash out-of-period tax benefit adjustment of $993 primarily related to deferred tax accounting for the Company’s foreign pension plans; a tax refund of $665 relating to the Company’s increased investment in China; and a $391 tax charge related to the revaluation of deferred tax assets as a result of a tax law change.

(2)	The results of operation for 2005 include a net pre-tax charge for restructuring and related activities of $10,320, proceeds from the sale of real estate by the Company’s real estate joint venture of $4,187, and a $1,000 tax charge associated with the repatriation of accumulated earnings of its foreign subsidiaries.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a worldwide developer, producer, and marketer of chemical specialty products and a provider of chemical management services (“CMS”) for various heavy industrial and manufacturing applications around the globe with significant sales to the steel and automotive industries.

The revenue growth in 2007 was due to higher volumes, particularly in China and Europe, and increased selling prices. CMS revenues were also higher due to the renewal and restructuring of several of the Company’s contracts throughout the year. Higher selling prices, combined with improved CMS profitability, helped offset higher raw material and third-party finished product costs, resulting in significantly higher gross margin dollars but with a slight decrease in gross margin as a percentage of sales as compared to 2006. Raw material costs continued to be higher as compared to the prior year and continued to steadily rise throughout the year. Factors impacting higher selling, general and administrative costs in 2007 include continued expansion into Asia/Pacific, higher commissions related to higher sales, higher incentive compensation as a result of higher earnings, higher legal and environmental costs, foreign exchange rate translation, as well as inflationary increases.

The full year 2007 results included some unusual items as well. A $3.3 million environmental charge was taken related to the settlement of environmental litigation involving AC Products, Inc. (“ACP”), a wholly owned subsidiary of Quaker, as well as additional costs for the estimated future remediation costs. A $0.7 million charge related to a discontinued strategic initiative and a $0.5 million charge related to certain customer bankruptcies were also taken. The effective tax rate includes a $0.7 million refund of taxes in China as a result of the Company’s increased investment and a non-cash out-of-period tax benefit adjustment of $1.0 million related to certain deferred tax items, as well as a $0.4 million charge related to the revaluation of deferred tax assets due to a tax law change.

The net result was a considerable improvement in earnings per diluted share of $1.53 for 2007, compared to $1.18 for 2006. Notwithstanding the Company’s improved performance, the continued strength of the business environment is subject to limited visibility due to continued raw material price volatility and an uncertain global economic environment. With crude oil near $100 per barrel and animal fats and vegetable oils impacted by increased biodiesel consumption, raw material prices continue to be a challenge. Any improvement in gross margin as a percentage of sales will depend in part upon a sustained period of stable or declining raw material costs. While demand is generally expected to remain stable, volume in certain markets was limited by customer end-market issues, including reduced vehicle sales experienced by some automotive customers and reduced steel demand, particularly in the U.S. With the settlement of the ACP environmental litigation, legal and environmental costs are expected to decline in the future. The Company will remain focused on pursuing revenue opportunities, managing its raw material and other costs, and pursuing pricing initiatives.

Critical Accounting Policies and Estimates

Quaker’s discussion and analysis of its financial condition and results of operations are based upon Quaker’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Quaker to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Quaker evaluates its estimates, including those related to customer sales incentives, product returns, bad debts, inventories, property, plant, and equipment, investments, goodwill, intangible assets, income taxes, financing operations, restructuring, incentive compensation plans (including equity-based compensation), pensions and other postretirement benefits, and contingencies and litigation. Quaker bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Quaker believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:

1. Accounts receivable and inventory reserves and exposures—Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. Further, a significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, where a number of bankruptcies have occurred during recent years and companies have experienced financial difficulties. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. These matters may increase the Company’s exposure should a bankruptcy occur, and may require write down or disposal of certain inventory due to its estimated obsolescence or limited marketability. Reserves for customers filing for bankruptcy protection are generally established at 75-100% of the amount outstanding at the filing date, dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company’s consolidated allowance for doubtful accounts was $3.1 million and $3.2 million at December 31, 2007 and 2006, respectively. Further, the Company recorded provisions for doubtful accounts of $0.0 million, $0.0 million and $1.2 million in 2007, 2006 and 2005 respectively. An increase of 10% to the recorded provisions would have decreased the Company’s pre-tax earnings by $0.0 million, $0.0 million and $0.12 million in 2007, 2006 and 2005, respectively.

2. Environmental and litigation reserves—Accruals for environmental and litigation matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. Environmental costs and remediation costs are capitalized if the costs extend the life, increase the capacity or improve the safety or efficiency of the property from the date acquired or constructed, and/or mitigate or prevent contamination in the future. Estimates for accruals for environmental matters are based on a variety of potential technical solutions, governmental regulations and other factors, and are subject to a large range of potential costs for remediation and other actions. A considerable amount of judgment is required in determining the most likely estimate within the range, and the factors determining this judgment may vary over time. Similarly, reserves for litigation and similar matters are based on a range of potential outcomes and require considerable judgment in determining the most probable outcome. If no amount within the range is considered more probable than any other amount, the Company accrues the lowest amount in the range in accordance with generally accepted accounting principles. An inactive subsidiary of the Company is involved in asbestos litigation. If the Company ever concludes that it is probable it will be liable for any of the obligations of such subsidiary, then it will record the associated liabilities if they can be reasonably estimated. The Company will reassess this situation periodically in accordance with SFAS No. 5, “Accounting for Contingencies.” See Note 20 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

3. Realizability of equity investments—Quaker holds equity investments in various foreign companies, whereby it has the ability to influence, but not control, the operations of the entity and its future results. Quaker records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments, or devaluation of foreign currencies could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value. These factors may result in an impairment charge in the future. The carrying amount of the Company’s equity investments at December 31, 2007 was $7.3 million and was comprised of three investments totaling $3.9 million, $2.4 million and $1.0 million, respectively.

4. Tax exposures, valuation allowances and uncertain tax positions—Quaker records expenses and liabilities for taxes based on estimates of amounts that will be ultimately determined to be deductible in tax returns filed in various jurisdictions. The filed tax returns are subject to audit, often several years subsequent to the date of the financial statements. Disputes or disagreements may arise during audits over the timing or validity of certain items or deductions, which may not be resolved for extended periods of time. Quaker adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48, including timing differences, and the amount previously taken or expected to be taken in a tax return. Quaker also records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Quaker has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Quaker were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Quaker determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made which could have a material adverse impact on the Company’s financial statements. U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries since it is the Company’s intention to continue to reinvest these earnings in those subsidiaries for working capital needs and growth initiatives. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of foreign tax credits.

5. Restructuring liabilities—Restructuring charges may consist of charges for employee severance, rationalization of manufacturing facilities and other items. In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and the Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.

6. Goodwill and other intangible assets—Goodwill and other intangible assets are evaluated in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets, which do not have indefinite lives, are recorded at fair value and amortized over a straight-line basis over the life of the intangible asset based on third-party valuations of the assets. Goodwill and intangible assets, which have indefinite lives, are not amortized and are required to be assessed at least annually for impairment. The Company compares the assets’ fair value to their carrying value primarily based on future discounted cash flows in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. The Company completed its annual impairment assessment as of the end of the third quarter 2007, and no impairment charge was warranted. The Company’s consolidated goodwill and indefinite-lived intangible assets at December 31, 2007 and 2006 were $44.4 million and $39.3 million, respectively. The Company’s assumption of weighted average cost of capital and estimated future net operating profit after tax (NOPAT) are particularly important in determining whether an impairment charge has been incurred. The Company currently uses a weighted average cost of capital of 12% and, at September 30, 2007, this assumption would have had to increase by more than 4.2 percentage points before any of the Company’s reporting units would fail step one of the SFAS No. 142 impairment analysis. Further, at September 30, 2007, the Company’s estimate of future NOPAT would have had to decrease by more than 26% before any of the Company’s reporting units would be considered potentially impaired.

7. Postretirement benefits—The Company provides certain pension and other postretirement benefits to employees and retirees. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required valuations to determine benefit expense and, if necessary, non-cash charges to equity for additional minimum pension liabilities. Critical assumptions used in the actuarial valuation include the weighted average discount rate, rates of increase in compensation levels, and expected long-term rates of return on assets. If different assumptions were used, additional pension expense or charges to equity might be required. For 2006, the Company incurred such a non-cash charge to equity of $9.3 million, in connection with the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans.” The Company’s pension plan year-end is November 30, which serves as the measurement date. The following table highlights the potential impact on the Company’s pre-tax earnings due to changes in assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 31, 2007:

	1/2 Percentage Point Increase			1/2 Percentage Point Decrease
	Foreign	Domestic	Total	Foreign	Domestic	Total
	(Dollars in millions)
Discount rate	$(0.5)	$(0.1)	$(0.6)	$0.5	$0.1	$0.6
Expected rate of return on plan assets	$(0.2)	$(0.2)	$(0.4)	$0.2	$0.2	$0.4

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The application of SFAS No. 159 is elective and the Company has chosen not to measure any additional financial instruments or any other items at fair value. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In September 2007, EITF Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11) was issued. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those years. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (FAS 141(R))” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, as amendment of ARB No. 51 (FAS 160).” FAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 shall be applied prospectively. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of these standards on its financial statements.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $20.2 million at December 31, 2007 from $16.1 million at December 31, 2006. The $4.1 million increase resulted primarily from $27.5 million of cash provided by operating activities, offset in part by, $9.4 million of cash used in investing activities and $15.9 million of cash used in financing activities. The $27.5 million of cash provided by operating activities is the highest level the Company has achieved in recent history.

Net cash flows provided by operating activities were $27.5 million in 2007, compared to $8.2 million in 2006. The increased cash flow was largely due to lower working capital requirements in 2007 compared to 2006. Despite an $85.1 million sales increase, higher raw material costs, and increased business from our CMS channel, all of which typically require incremental investments in working capital, the Company has made significant progress around the globe in limiting the pace of such increased investment. In addition, the Company’s higher net income, higher depreciation, and the 2006 completion of all restructuring activities were also significant factors in the increased cash flow from operating activities.

Net cash flows used in investing activities were $9.4 million in 2007, compared to $13.5 million in 2006. The decreased use of cash was primarily due to lower capital expenditures as a result of reduced capital expansion and replacement activities in North America, Europe and Asia/Pacific. Also contributing to the decreased use of cash was higher cash inflow from the Company’s below-described restricted cash relating to asbestos costs of an inactive subsidiary of the Company. This cash inflow is equally offset as an outflow of cash in cash flows from operating activities as the inactive subsidiary makes payments for claims and costs of defense in accordance with the settlement and release agreements. Also, contributing to the change in investing cash flows are higher payments related to acquisitions in 2007. In the first quarter of 2007, the Company made the second of four annual payments of $1.0 million related to the 2005 acquisition of the remaining 40% interest in its Brazilian joint venture. In the second quarter of 2007, the Company’s Q2 Technologies joint venture acquired the oil and gas field chemical business of Frontier Research and Chemicals, Inc., for $0.5 million. In the fourth quarter of 2007, the Company made the second payment related to the 2006 acquisition of the remaining minority interest in its China joint venture for $0.8 million.

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

In the first quarter of 2007, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $20.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The payments are structured to be received over a four-year period with annual installments of $5.0 million, the first of which was received in the second quarter of 2007. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted, and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the subsequent installments will be cancelled. During the third quarter of 2007, the same inactive subsidiary and one of its insurance carriers entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of the defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. See Notes 18, 19 and 20 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

Net cash used in financing activities was $15.9 million in 2007, compared to $4.2 million of cash provided by financing activities for 2006. The change was caused primarily by borrowings in the prior year used to fund the Company’s working capital needs, as well as the restructuring activities taken in the fourth quarter of 2005, compared to net repayments in 2007 on strong operating cash flow results. In 2007, the Company experienced a high level of stock option exercises compared to the prior year, which contributed to the change in net cash flows from financing activities.

ACP entered into a settlement agreement with the Orange County Water District, effective October 17, 2007, relating to environmental litigation initiated in late 2004. In the third quarter of 2007, the Company recorded a $3.3 million charge to cover a payment of $2.0 million in settlement of the litigation, and $1.3 million of increased reserves for its future expenditures for soil and water remediation program. See also Note 20 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

On August 13, 2007, Quaker and certain of its wholly owned subsidiaries entered into a second amendment to the syndicated multicurrency credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other financial institutions as lenders. The amendment increases the maximum principal amount available for revolving credit borrowings from $100 million to $125 million, which can be increased to $175 million at the Company’s option if lenders agree to increase their commitments and the Company satisfies certain conditions. The amendment also extended the maturity date of the credit facility from 2010 to 2012. In general, borrowings under the credit facility bear interest at either a base rate or LIBOR rate plus a margin based on the Company’s consolidated leverage ratio. In February 2007, the Company completed a refinancing of its existing industrial development bonds to fix the interest rate on an additional $5.0 million of debt. The provisions of the agreements require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2007 and 2006. Under its most restrictive covenants, the Company could have borrowed an additional $67.6 million at December 31, 2007. At December 31, 2007 and 2006, the Company had approximately $73.8 million and $79.2 million outstanding on these credit lines at a weighted average borrowing rate of 5.8% and 5.69%, respectively. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $35.0 million at December 31, 2007.

The Company had a net debt-to-total-capital ratio of 32% at December 31, 2007, compared to 40% at December 31, 2006. In connection with the first quarter 2007 adoption of FIN 48, the Company recorded a non-cash charge to shareholders’ equity of $5.5 million, which negatively impacted the Company’s net debt-to-total-capital ratio by approximately one percentage point. At December 31, 2007, the Company’s gross FIN 48 liability, including accrued interest and penalties, was $12.9 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its FIN 48 liability. However, should the FIN 48 liability be paid, the amount of the payment may be reduced by $4.6 million as a result of offsetting benefits in other tax jurisdictions. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

The following table summarizes the Company’s contractual obligations at December 31, 2007, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. Pension and other postretirement plan contributions beyond 2008 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. The timing of payments related to other long-term liabilities, which consist primarily of deferred compensation agreements, cannot be readily determined due to their uncertainty. Interest obligations on the Company’s short and long-term debt are excluded as the majority of the Company’s debt is subject to variable interest rates. (Amounts in millions)

	Payments due by period
Contractual Obligations	Total	2008	2009	2010	2011	2012	2013 and Beyond
Short-term debt	$2.533	$2.533	$—	$—	$—	$—	$—
Long-term debt	79.040	1.419	1.159	—	—	71.462	5.000
Capital lease obligations	1.375	0.431	0.369	0.558	0.017	—	—
Non-cancelable operating leases	19.188	4.220	3.060	2.376	1.864	1.822	5.846
Purchase obligations	6.251	5.710	0.541	—	—	—	—
Pension and other postretirement plan contributions	7.669	7.669	—	—	—	—	—
Other long-term liabilities (see Note 19 of Notes to Consolidated Financial Statements)	7.398	—	—	—	—	—	7.398

Total contractual cash obligations	$123.454	$21.982	$5.129	$2.934	$1.881	$73.284	$18.244

Operations

CMS Discussion

In 2003, the Company began entering into new contracts under which it receives a set management fee and the costs that relate to those management fees were and are largely dependent on how well the Company controls product costs and achieves product conversions from other third-party suppliers to its own products. This approach came with new risks and opportunities, as the profit earned from the management fee is subject to movements in product costs as well as the Company’s own performance. The Company believes this expanded approach is a way for Quaker to become an integral part of our customers’ operational efforts to improve manufacturing costs and to demonstrate value that the Company would not be able to demonstrate as purely a product provider.

Consistent with the foregoing approach, the Company was awarded a series of multi-year CMS contracts, primarily at General Motors Powertrain, Chrysler and Ford manufacturing sites over the last several years. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and has positioned the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This alternative approach had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, revenues and costs from these sales are reported on a net sales or “pass-through” basis. The alternative structure is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, the Company recognizes in the alternative structure in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions. As some contracts have been renewed or renegotiated, some of the contracts have reverted to a “pass-through” basis, while others have remained on a gross basis. Currently, the Company has a mix of contracts with both the traditional product pass-through structure and fixed priced contracts covering all services and products. The Company’s offerings will continue to include both approaches to CMS depending on customer requirements and business circumstances.

Comparison of 2007 with 2006

Net sales for 2007 were $545.6 million, up 18.5% from $460.5 million for 2006. The increase in net sales was attributable to a combination of higher sales prices and volume growth. Volume growth was realized across all regions with strong gains in both Asia/Pacific and Europe, as well as higher revenue related to the Company’s CMS channel. Foreign exchange rate translation increased revenues by approximately 5% for 2007 compared to 2006. Selling price increases were realized across all regions and market segments, in part as an ongoing effort to offset higher raw material costs. CMS revenues were higher due to additional CMS accounts, as well as the renewal and restructuring (pass-through to gross) of several of the Company’s CMS contracts.

Gross profit (net sales less cost of goods sold) in dollar terms was higher by more than $25.0 million, or 18%, consistent with the increased sales. Higher selling prices and a stronger performance from the Company’s CMS channel helped improve gross profit in dollar terms, while higher raw material costs and sales mix resulted in a slightly lower gross profit percentage. Gross profit as a percentage of sales was 30.8% for 2007, as compared to 31% for 2006.

Selling, general and administrative expenses (“SG&A”) for 2007 increased $18.5 million compared to 2006. Foreign exchange rate translation accounted for approximately $5.6 million of the increase over the prior year. Also negatively affecting the comparison with the prior year was a pension gain of $0.9 million recorded in the first quarter of 2006, due to a legislative change. The remainder of the increase was due to continued planned spending in higher growth areas, including China, higher incentive compensation as a result of higher earnings, higher commissions as a result of higher sales, higher legal and environmental costs, and inflationary increases. In addition, during the third quarter of 2007, the Company recorded a charge of $0.7 million related to a discontinued strategic initiative and a $0.5 million charge related to certain customer bankruptcies.

In the third quarter of 2007, the Company recorded environmental charges of $3.3 million as disclosed in its press release dated October 23, 2007. The charges consisted of $2.0 million related to the settlement of environmental litigation involving AC Products, Inc., a wholly owned subsidiary, as well as an additional $1.3 million charge for the estimated future remediation costs.

The increase in other income was primarily due to foreign exchange gains recorded in 2007, compared to losses in the prior year. The increase in net interest expense was attributable to higher average borrowings and higher interest rates.

The Company’s effective tax rate was 29.3% for 2007, compared to 33.8% in the prior year. The lower effective tax rate includes a higher refund of taxes in China as a result of the Company’s increased investment with $0.7 million received in 2007 versus $0.4 million received in 2006. In addition, the lower effective tax rate includes a non-cash out-of-period tax benefit adjustment of $1.0 million related to certain deferred tax items. The effective tax rate was also affected by a changing mix of income among tax jurisdictions as well as the Company’s first quarter 2007 adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). At the end of 2007, the Company had net U.S. deferred tax assets totaling $16.8 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The continued price pressure in the Company’s raw materials has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Net income for 2007 was $15.5 million compared to $11.7 million for 2006. Increased sales and gross margin were offset in part by higher selling, general and administrative expenses and a $3.3 million environmental charge. In addition, the net income increase includes the higher tax refund in China as well as the out-of-period tax benefit of $1.0 million.

Segment Reviews—Comparison of 2007 with 2006

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales in 2007. Net sales were up $80.3 million, or 19% compared to 2006. Foreign currency translation positively impacted net sales by approximately 6%, driven by the euro to U.S. dollar and Brazilian real to U.S. dollar exchange rates. The average euro to U.S. dollar exchange rate was 1.37 in 2007, compared to 1.26 in 2006, and the average Brazilian real exchange rate was 0.52 in 2007, compared to 0.46 in 2006. Net sales were positively impacted by growth of 25.5% in Asia/Pacific, 14.0% in North America, 10.2% in Europe and 7.2% in South America, all on a constant currency basis. The growth in sales was attributable to volume growth, higher sales prices, and higher CMS sales due to the renegotiation of certain contracts in 2007. The majority of the volume growth came from increased demand in China, while price increases implemented across all regions helped, in part, to offset higher raw material costs. The $12.3 million increase in this segment’s operating income compared to 2006 is largely reflective of the Company’s pricing actions and improved performance from the Company’s U.S. CMS channel, offset in part by higher selling costs.

Coatings:

The Company’s coatings segment, which represented approximately 7% of the Company’s net sales for 2007, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $4.0 million, or 12.1%, compared to 2006. The increase in net sales was the result of increased demand both for coatings and chemical milling maskant product sales sold to the aerospace industry. This segment’s operating income was up $0.5 million, consistent with the increased sales offset by higher contract manufacturing and selling costs.

Other Chemical Products:

Other Chemical Products, which represented less than 1% of the Company’s net sales for 2007, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were up $0.9 million and operating income was up $0.1 million. The increase in sales is reflective of this segment’s second quarter 2007 acquisition of Frontier Research and Chemicals Company, which were offset in part by declines in this segment’s base business.

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

Gross profit as a percentage of sales was 31.0% for 2006, compared to 30.6% for 2005. Higher selling prices and a stronger performance from the Company’s CMS channel helped maintain margins notwithstanding continued increases in raw material prices, particularly crude oil derivatives.

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

The effective tax rate was 33.8% for 2006, compared to 50.4% in 2005, with the decrease primarily due to the tax charge taken in 2005 associated with the repatriation of accumulated foreign earnings.

The decrease in minority interest expense for 2006 was due to the acquisition of the remaining 40% interest in the Company’s Brazilian affiliate in March of 2005, the fourth quarter 2006 acquisition of the remaining interest in the Company’s China affiliate, and lower financial performance from most of the Company’s minority affiliates.

Segment Reviews—Comparison of 2006 with 2005

Metalworking Process Chemicals:

Metalworking Process Chemicals consist of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 92% of the Company’s net sales in 2006. Net sales for this segment were up $32.0 million, or 8%, compared to 2005. Foreign currency translation positively impacted net sales by approximately 1%, driven by the Brazilian real to U.S. dollar exchange rate. The average Brazilian real to U.S. dollar rate was 0.46 in 2006, compared to 0.41 in 2005. Net sales were positively impacted by growth of 4% in North America, 5% in Europe, 20% in Asia/Pacific and 2% in South America, all on a constant currency basis. The growth in net sales was attributable to both higher sales and volume growth. The majority of the volume growth came from increased demand in China, while price increases implemented across all regions helped to restore margins despite higher raw material costs. The $12.6 million increase in this segment’s operating income compared to 2005 is largely reflective of the Company’s pricing actions, improved performance from the Company’s U.S. CMS channel, and savings generated from the Company’s 2005 restructuring actions.

Coatings:

The Company’s Coatings segment, which represented approximately 7% of the Company’s net sales for 2006, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $6.2 million, or 23% in 2006, compared with the prior year. The increase in net sales was the result of increased demand for both coatings and chemical milling maskants sold to the aerospace industry. This segment’s operating income increased $1.2 million, consistent with the noted volume increases.

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

Restructuring and Related Activities

In the first quarter of 2005, Quaker’s management approved a restructuring plan (2005 1st Quarter Program). Included in the first quarter 2005 restructuring charge were provisions for severance for 16 employees totaling $1.4 million. At December 31, 2005, all severance payments were completed. The Company reversed $0.1 million of unused restructuring charges related to this program, which completed all actions contemplated by the 2005 1st Quarter Program.

In the fourth quarter of 2005, Quaker’s management approved a restructuring plan (2005 4th Quarter Program) with the goal of significantly reducing operating costs in the U.S. and Europe. The restructuring plan included involuntary terminations, a freeze of the Company’s U.S. pension plan, and a voluntary early retirement window to certain U.S. employees, with enhanced pension and other postretirement benefits. Included in the restructuring charges were provisions for severance (voluntary and involuntary) of 55 employees. Restructuring and related charges of $9.3 million were recognized in the fourth quarter of 2005. The charge comprised $4.0 million related to severance for involuntary terminations, $1.0 million related to one-time payments for voluntary early retirement, $2.7 million related to the U.S. pension plan freeze, and $1.6 million for the enhanced pension and other postretirement benefits related to voluntary early retirement participants. See also Note 11 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report. The Company completed the initiatives contemplated under this program during 2006.

Environmental Clean-up Activities

The Company is involved in environmental clean-up activities in connection with an existing plant location and former waste disposal sites. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. Effective October 17, 2007, ACP agreed to operate the two existing groundwater treatment systems associated with the extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of contaminants are below the Federal maximum contaminant level for four consecutive quarterly sampling events. At December 31, 2007, the Company believes that the remaining potential-known liabilities associated with the ACP contamination, including amounts owed to OCWD pursuant to the settlement and estimated future cost of the soil and water remediation program, are approximately $3.7 million to $5.6 million, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses and damages will not be incurred in excess of the amount reserved. See Note 20 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

General

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 55% to 58% of the consolidated net annual sales. See Note 15 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

Factors that May Affect Our Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Report and other materials filed or to be filed by Quaker with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance, and business, including:

•	statements relating to our business strategy;

•	our current and future results and plans; and

•	statements that include the words “may,” “could,” “should,” “would, “believe,” “expect,” “anticipate,” “estimate,” “intend, “plan” or similar expressions.

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, oral or written forward-looking statements are also included in Quaker’s periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2007 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

Interest Rate Risk.    Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of December 31, 2007, Quaker had approximately $73.8 million in borrowings under its credit facilities at a weighted average borrowing rate of approximately 5.8%. The Company uses derivative financial instruments primarily for the purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. In 2007 and 2006, the Company entered into interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $35.0 million and $25.0 million and a fair value of $(1.1) million and $0.1 million at December 31, 2007 and December 31, 2006, respectively. The counterparties to the swaps are major financial institutions. See the information included under the caption “Derivatives” in Note 1 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report and is incorporated herein by reference. In February 2007, the Company completed a refinancing of its existing industrial development bonds to fix the interest rate of an additional $5.0 million of debt.

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

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 55% to 58% of consolidated net annual sales.

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

Credit Risk.    Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, where a number of bankruptcies occurred during recent years and companies have experienced financial difficulty. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require write-down or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Quaker Chemical Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Quaker Chemical Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner for which it accounts for uncertainty in income taxes in 2007. As discussed in Note 11 and Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006 and the manner in which it accounts for share-based compensation in 2006.

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

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, PA

March 7, 2008

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Net sales	$545,597	$460,451	$424,033

Costs and expenses:
Cost of goods sold	377,661	317,850	294,219
Selling, general, and administrative expenses	139,429	120,969	116,340
Environmental charges	3,300	—	—
Restructuring and related activities, net	—	—	10,320

	520,390	438,819	420,879

Operating income	25,207	21,632	3,154
Other income, net	2,578	1,259	6,120
Interest expense	(6,426)	(5,520)	(3,681)
Interest income	1,376	1,069	1,022

Income before taxes, equity income and minority interest	22,735	18,440	6,615
Taxes on income	6,668	6,224	3,336

	16,067	12,216	3,279
Equity in net income of associated companies	783	773	618
Minority interest in net income of subsidiaries	(1,379)	(1,322)	(2,209)

Net income	$15,471	$11,667	$1,688

Per share data:
Net income—basic	$1.55	$1.19	$0.17
Net income—diluted	$1.53	$1.18	$0.17
Weighted average shares outstanding:
Basic	9,986	9,779	9,679
Diluted	10,107	9,854	9,816

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2007	2006
	(In thousands, except par value and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$20,195	$16,062
Accounts receivable, net	118,135	107,340
Inventories, net	60,738	51,984
Deferred income taxes	4,042	4,379
Prepaid expenses and other current assets	10,391	6,476

Total current assets	213,501	186,241

Property, plant and equipment, net	62,287	60,927
Goodwill	43,789	38,740
Other intangible assets, net	7,873	8,330
Investments in associated companies	7,323	7,044
Deferred income taxes	30,257	28,573
Other assets	34,019	27,527

Total assets	$399,049	$357,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$4,288	$4,950
Accounts payable	65,202	54,212
Dividends payable	2,178	2,133
Accrued compensation	17,287	15,225
Other current liabilities	17,396	13,659

Total current liabilities	106,351	90,179

Long-term debt	78,487	85,237
Deferred income taxes	7,583	5,317
Accrued pension and postretirement benefits	30,699	38,430
Other non-current liabilities	41,023	23,353

Total liabilities	264,143	242,516

Minority interest in equity of subsidiaries	4,513	4,035

Commitments and contingencies	—	—
Shareholders’ equity
Common stock, $1 par value; authorized 30,000,000 shares; Issued: 2007-10,147,239 shares, 2006-9,925,976 shares	10,147	9,926
Capital in excess of par value	10,104	5,466
Retained earnings	115,767	114,498
Accumulated other comprehensive loss	(5,625)	(19,059)

Total shareholders’ equity	130,393	110,831

Total liabilities and shareholders’ equity	$399,049	$357,382

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities
Net income	$15,471	$11,667	$1,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,686	10,136	9,163
Amortization	1,197	1,427	1,368
Equity in net income of associated companies, net of dividends	(219)	(348)	(384)
Minority interest in earnings of subsidiaries	1,379	1,322	2,209
Deferred income taxes	(354)	404	(4,476)
Uncertain tax positions (non-deferred portion)	1,577	—	—
Deferred compensation and other, net	(85)	(507)	(747)
Stock-based compensation	1,550	857	771
Restructuring and related activities, net	—	—	6,018
Environmental charges	3,300	—	—
Gain on sale of partnership assets	—	—	(2,989)
(Gain) Loss on disposal of property, plant and equipment	(40)	34	—
Insurance settlement realized	(1,854)	(544)	—
Pension and other postretirement benefits	(3,596)	(4,247)	(439)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(4,093)	(8,947)	(9,600)
Inventories	(5,182)	(4,146)	(5,821)
Prepaid expenses and other current assets	122	(140)	161
Accounts payable and accrued liabilities	7,612	5,440	15,726
Change in restructuring liabilities	—	(4,033)	(2,798)
Estimated taxes on income	(970)	(192)	1,722

Net cash provided by operating activities	27,501	8,183	11,572

Cash flows from investing activities
Capital expenditures	(9,165)	(12,379)	(6,989)
Payments related to acquisitions	(2,373)	(1,684)	(6,700)
Proceeds from partnership disposition of assets	—	—	2,989
Proceeds from disposition of assets	259	64	1,918
Insurance settlement received and interest earned	5,705	7,836	7,508
Change in restricted cash, net	(3,851)	(7,292)	(7,508)

Net cash used in investing activities	(9,425)	(13,455)	(8,782)

Cash flows from financing activities
Proceeds from short-term debt	2,250	1,897	—
Net decrease in short-term borrowings	(3,198)	(3,384)	(52,703)
Proceeds from long-term debt	—	15,283	59,525
Repayment of long-term debt	(8,345)	(940)	(9,566)
Dividends paid	(8,654)	(8,444)	(8,340)
Stock options exercised, other	3,309	1,235	387
Distributions to minority shareholders	(1,265)	(1,490)	(4,198)

Net cash (used in) provided by financing activities	(15,903)	4,157	(14,895)

Effect of exchange rate changes on cash	1,960	1,056	(852)
Net increase (decrease) in cash and cash equivalents	4,133	(59)	(12,957)
Cash and cash equivalents at beginning of the period	16,062	16,121	29,078

Cash and cash equivalents at end of the period	$20,195	$16,062	$16,121

Supplemental cash flow disclosures
Cash paid during the year for:
Income taxes	$6,819	$6,315	$5,584
Interest	5,716	4,944	3,354
Non-cash activities:
Restricted insurance receivable (See also Note 18 of Notes to Consolidated Financial Statements)	$5,000	$7,500	$7,500

The accompanying notes are an integral of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock	Capital in excess of par value	Retained earnings	Unearned compensation	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2004	$9,669	$2,632	$117,981	$(355)	$(7,340)	$122,587
Net income	—	—	1,688	—	—	1,688
Currency translation adjustments	—	—	—	—	(7,897)	(7,897)
Minimum pension liability	—	—	—	—	(3,449)	(3,449)
Current period changes in fair value of derivatives	—	—	—	—	(71)	(71)
Unrealized gain on available-for-sale securities	—	—	—	—	47	47

Comprehensive loss	—	—	—	—	—	(9,682)

Dividends ($0.86 per share)	—	—	(8,352)	—	—	(8,352)
Shares issued upon exercise of options	33	273	—	—	—	306
Shares issued for employee stock purchase plan	17	260	—	—	—	277
Equity-based compensation plans	7	409	—	—	—	416
Amortization of unearned compensation	—	—	—	355	—	355

Balance at December 31, 2005	9,726	3,574	111,317	—	(18,710)	105,907
Net income	—	—	11,667	—	—	11,667
Currency translation adjustments	—	—	—	—	7,396	7,396
Minimum pension liability	—	—	—	—	1,250	1,250
Current period changes in fair value of derivatives	—	—	—	—	155	155
Unrealized gain on available-for-sale securities	—	—	—	—	143	143

Comprehensive income	—	—	—	—	—	20,611

Adjustment to initially apply FASB Statement No. 158	—	—	—	—	(9,293)	(9,293)
Dividends ($0.86 per share)	—	—	(8,486)	—	—	(8,486)
Shares issued upon exercise of options	104	942	—	—	—	1,046
Shares issued for employee stock purchase plan	11	178	—	—	—	189
Equity-based compensation plans	85	772	—	—	—	857

Balance at December 31, 2006	9,926	5,466	114,498	—	(19,059)	110,831
Net income	—	—	15,471	—		15,471
Currency translation adjustments	—	—	—	—	10,861	10,861
FASB Statement No. 158:	—	—	—	—
Net gain (loss) arising during the period, other	—	—	—	—	2,555	2,555
Amortization of actuarial (gain) loss	—	—	—	—	1,049	1,049
Amortization of prior service cost (credit)	—	—	—	—	(11)	(11)
Amortization of initial net asset	—	—	—	—	(138)	(138)
Current period changes in fair value of derivatives	—	—	—	—	(799)	(799)
Unrealized gain on available-for-sale securities	—	—	—	—	(83)	(83)

Comprehensive income						28,905

Adjustment to initially apply FIN 48	—	—	(5,503)	—	—	(5,503)
Dividends ($0.86 per share)	—	—	(8,699)	—	—	(8,699)
Shares issued upon exercise of options	170	2,909	—	—	—	3,079
Shares issued for employee stock purchase plan	12	218	—	—	—	230
Equity-based compensation plans	39	1,511	—	—	—	1,550

Balance at December 31, 2007	$10,147	$10,104	$115,767	$—	$(5,625)	$130,393

The accompanying notes are an integral part of these consolidated financial statements.

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

In January 2003, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Certain Variable Interest Entities, (“VIEs”), which is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” FIN 46, as revised by FIN 46 (revised December 2003), addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activities of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained and would include any VIEs if the Company was the primary beneficiary pursuant to the provisions of FIN 46 (revised December 2003). The Company determined that its real estate joint venture, which was always accounted for under the equity method, was a VIE but that the Company was not the primary beneficiary. In February 2005, the Venture sold its real estate assets, which resulted in $4,187 of proceeds to the Company after payment of the partnership obligations. The proceeds included, a gain of $2,989 related to the sale by the Venture of its real estate holdings as well as $1,198 of preferred distributions. These proceeds are included in other income. See also Note 5 of Notes to Consolidated Financial Statements.

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

Inventories:    Inventories are valued at the lower of cost or market value. Inventories are valued using the first-in, first-out (“FIFO”) method. See also Note 7 of Notes to Consolidated Financial Statements.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Capitalized software:    The Company applies the Accounting Standards Executive Committee Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. In connection with the implementation of the Company’s global transaction system, approximately $1,685 and $3,817 of net costs were capitalized at December 31, 2007 and 2006, respectively. These costs are amortized over a period of five years once the assets are placed into service.

Goodwill and other intangible assets:    On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests will be performed more frequently if there are triggering events. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets. See also Note 17 of Notes to Consolidated Financial Statements.

Revenue recognition:    The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment arrangements, upon usage by the customer and when services are performed. License fees and royalties are recognized in accordance with agreed-upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured, and are included in other income. As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $52,702, $62,777 and $38,840 for 2007, 2006 and 2005, respectively.

Research and development costs:    Research and development costs are expensed as incurred. Research and development expenses are included in selling, general and administrative expenses, and during 2007, 2006 and 2005 were $14,608, $12,989 and $14,148, respectively.

Concentration of credit risk:    Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash equivalents, short-term investments, and trade receivables. The Company invests temporary and excess funds in money market securities and financial instruments having maturities typically within 90 days. The Company has not experienced losses from the aforementioned investments. See also Note 6 of Notes to Consolidated Financial Statements.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Comprehensive income (loss):    The Company presents comprehensive income (loss) in its Statement of Shareholders’ Equity. The components of accumulated other comprehensive loss at December 31, 2007 include: accumulated foreign currency translation adjustments of $13,264, minimum pension liability of $(18,399), unrealized holding gains on available-for-sale securities of $226, and the fair value of derivative instruments of $(716). The components of accumulated other comprehensive loss at December 31, 2006 include: accumulated foreign currency translation adjustments of $1,848, minimum pension liability of $(21,300), unrealized holding gains on available-for-sale securities of $308 and the fair value of derivative instruments of $85.

Income taxes and uncertain tax positions:    The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement. FIN 48 also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48, including timing differences, and the amount previously taken or expected to be taken in a tax return. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

The Company has entered into seven interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $35,000 and $25,000 and a fair value of $(1,102) and $85 at December 31, 2007 and December 31, 2006, respectively. The counterparties to the swaps are major financial institutions.

Recently issued accounting standards:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of this standard on its consolidated financial statements.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The application of SFAS No. 159 is elective and the Company has chosen not to measure any additional financial instruments or any other items at fair value. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In September 2007, EITF Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11) was issued. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those years. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (FAS 141(R))” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, as amendment of ARB No. 51 (FAS 160).” FAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 shall be applied prospectively. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of these standards on its financial statements.

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

Note 2—Out-of-Period Adjustments

During the third quarter of 2007, the Company identified errors of a cumulative $993 overstatement of its consolidated income tax expense for the years 2004, 2005 and 2006. These errors were related to the deferred tax accounting for the Company’s foreign pension plans and intangible assets regarding one of the Company’s 2002 acquisitions. The Company corrected these errors in the third quarter 2007, which had the effect of reducing tax expense by $993, and increasing net income by $993 for the three and nine-month period ended September 30, 2007. The Company does not believe this adjustment is material to the consolidated financial statements for the years ended December 31, 2004, 2005, 2006 or 2007 and, therefore, has not restated any prior period amounts.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 3—Restructuring and Related Activities

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

In the fourth quarter of 2005, Quaker’s management approved a restructuring plan (2005 4th Quarter Program) with the goal of significantly reducing operating costs in the U.S. and Europe. The restructuring plan included involuntary terminations, a freeze of the Company’s U.S. pension plan, a voluntary early retirement window to certain U.S. employees, with enhanced pension and other postretirement benefits. Included in the restructuring charges were provisions for severance (voluntary and involuntary) of 55 employees. Restructuring and related charges of $9,344 were recognized in the fourth quarter of 2005. The charge comprised $4,024 related to severance for involuntary terminations, $1,017 related to one-time payments for voluntary early retirement, $2,668 related to the U.S. pension plan freeze, and $1,635 for the enhanced pension and other postretirement benefits related to voluntary early retirement participants. The Company completed the initiatives contemplated under this program during 2006. The charges related to the U.S. pension plan freeze and the enhanced pension and other postretirement benefits were included as part of the accrued pension and other postretirement balances. See also Note 11 of Notes to Consolidated Financial Statements.

Note 4—Uncertain Tax Positions

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements.

FIN 48 also provides guidance on de-recognition, classification, penalties and interest, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48, effective January 1, 2007.

As a result of the implementation of FIN 48, the Company recognized a $5,503 increase in reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect increase, at the beginning of 2007, the Company had approximately $8,902 of total gross unrecognized tax benefits. Of this amount, $5,479 (net of the Federal benefit of state taxes and other offsetting taxes) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods. The Company had accrued $592 for penalties and $728 for interest at January 1, 2007.

As of December 31, 2007, the Company’s cumulative liability for gross unrecognized tax benefits was $10,861. The Company had accrued $809 for penalties and $1,211 for interest at December 31, 2007. The

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Company continues to recognize interest and penalties associated with uncertain tax positions as a component of Taxes on Income in its Consolidated Statement of Income. The Company has recognized $160 for penalties and $443 for interest on its Consolidated Statement of Income for the twelve-month period ended December 31, 2007.

The Company estimates that during the year ended December 31, 2008 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $600 to $700 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ended December 31, 2008.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the United Kingdom from 2001, Brazil from 2002, the Netherlands and Spain from 2003, Italy, India and the United States from 2004, China from 2005, and various domestic state tax jurisdictions from 1993.

In 2007, the Internal Revenue Service commenced a routine examination of the Company’s U.S. corporate income tax returns for the tax years ended December 31, 2005 and December 31, 2006. Based on the outcome of this examination, the Company may recognize changes to its unrecognized tax benefit.

In addition, the Company is currently under audit by French taxing authorities for tax years 2000 through 2004. As of December 31, 2007, the French tax authorities have proposed certain adjustments to the Company’s transfer pricing transactions. Management is currently evaluating the proposed adjustments. While the outcome of such adjustments would cause the Company to recognize changes to its unrecognized benefits, the Company does not anticipate that the adjustments would result in a material change to its financial position.

	Tabular Reconciliation December 31, 2007
Unrecognized tax benefits at January 1, 2007	$		$8,902
Increase unrecognized tax benefits taken in prior periods		367
(Decrease) unrecognized tax benefits taken in prior periods		(510)
Increase—foreign exchange rates		880

			737
Increase unrecognized tax benefits taken in current period		1,333
(Decrease) unrecognized tax benefits taken in current period		—
Increase—foreign exchange rates		95

			1,428
Increase unrecognized tax benefits due to settlements		—
(Decrease) unrecognized tax benefits due to settlements		—
Increase (Decrease)—foreign exchange rates		—

(Decrease) in unrecognized tax benefits due to lapse of statute of limitations		(206)
Increase (Decrease)—foreign exchange rates		—

			(206)

Unrecognized tax benefits at December 31, 2007			$10,861

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 5—Investments in Associated Companies

Investments in associated (less than majority-owned) companies are accounted for under the equity method. Summarized financial information of the associated companies, in the aggregate, is as follows:

	December 31,
	2007	2006
Current assets	$28,130	$24,129
Noncurrent assets	5,351	5,400
Current liabilities	11,320	13,062
Noncurrent liabilities	247	233

	Year Ended December 31,
	2007	2006	2005
Net sales	$51,248	$46,062	$44,507
Gross margin	18,660	17,662	17,677
Operating income	3,735	3,920	3,430
Net income	1,658	1,574	1,202

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

Note 6 —Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Reserves for customers filing for bankruptcy protection are generally established at 75-100% of the amount owed at the filing date, dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company performs a formal review of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. During 2007, the Company’s five largest customers accounted for approximately 29% of its consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 10% of consolidated net sales.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

At December 31, 2007 and 2006, the Company had gross trade accounts receivable totaling $121,207 and $110,525 with trade accounts receivable greater than 90 days past due of $5,178 and $5,565, respectively. Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2007, 2006 and 2005.

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs Charged to Allowance	Effect of Exchange Rate Changes	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2007	$3,185	$41	$(413)	$259	$3,072
Year ended December 31, 2006	$4,066	$—	$(961)	$80	$3,185
Year ended December 31, 2005	$6,773	$1,216	$(3,828)	$(95)	$4,066

Note 7—Inventories

Total inventories comprise:

	December 31,
	2007	2006
Raw materials and supplies	$24,447	$21,589
Work in process and finished goods	36,291	30,395

	$60,738	$51,984

Note 8—Property, Plant and Equipment

Property, plant and equipment comprise:

	December 31,
	2007	2006
Land	$6,630	$5,768
Building and improvements	50,530	40,446
Machinery and equipment	116,325	104,427
Construction in progress	2,393	8,293

	175,878	158,934
Less accumulated depreciation	(113,591)	(98,007)

	$62,287	$60,927

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The Company leases certain equipment under capital leases in Europe and the U.S., including its manufacturing facility in Tradate, Italy. Gross property, plant, and equipment includes $3,736 and $3,398 of capital leases with $947 and $672 of accumulated depreciation at December 31, 2007 and 2006, respectively. The following is a schedule by years of future minimum lease payments:

For the year ended December 31,
2008	$431
2009	$369
2010	$558
2011	$17
2012	$—
2013 and beyond	$—

Total net minimum lease payments	1,375
Less amount representing interest	(174)

Present value of net minimum lease payments	$1,201

Note 9—Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company adopted the standard as of January 1, 2003 and there was no material impact to the financial statements. In March 2005, the FASB issued its FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143. The interpretation clarifies that the term conditional asset retirement obligation (“CARO”) as used in SFAS No.143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. A liability is recorded when there is enough information regarding the timing of the CARO to perform a probability weighted discounted cash flow analysis.

The Company’s CAROs consist primarily of asbestos contained in certain manufacturing facilities and decommissioning costs related to its aboveground storage tanks. In the fourth quarter of 2005, due to a change in facts and circumstances at one of its manufacturing facilities, the Company determined enough information regarding the timing of cash flows was available to record a liability for $250. During 2007 and 2006, the Company accrued interest on this liability, which is included in other non-current liabilities, of $15 and $15, respectively.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 10—Taxes on Income

Taxes on income consist of the following:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$1,577	$—	$(443)
State	20	21	20
Foreign	5,425	5,799	8,235

	7,022	5,820	7,812
Deferred:
Federal	(951)	792	(3,194)
Foreign	597	(388)	(1,282)

Total	$6,668	$6,224	$3,336

The components of earnings (losses) before income taxes were as follows:

	2007	2006	2005
Domestic	$(1,259)	$395	$(12,249)
Foreign	23,994	18,045	18,864

Total	$22,735	$18,440	$6,615

Domestic earnings (losses) before income taxes do not include foreign earnings that are included in U.S. taxable income. During the fourth quarter of 2005, the Company elected to repatriate substantial accumulated foreign earnings and implemented other tax planning strategies, which enabled the Company to utilize all domestic operating loss carryforwards, and improved its global capital structure. This repatriation was the primary reason for the increase in the Company’s effective tax rate in 2005 and resulted in a net $1,000 charge to tax expense.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Total deferred tax assets and liabilities are composed of the following at December 31:

	2007		2006
	Current	Non-current	Current	Non-current
Retirement benefits	$582	$7,771	$609	$10,918
Allowance for doubtful accounts	403	—	628	—
Insurance and litigation reserves	539	700	826	—
Postretirement benefits	—	2,467	—	2,634
Supplemental retirement benefits	—	1,692	—	1,460
Performance incentives	1,830	1,301	1,884	1,204
Equity-based compensation	132	591	—	332
Alternative minimum tax carryforward	—	2,092	—	2,092
Vacation pay	452	—	432	—
Insurance settlement	—	6,524	—	5,176
Operating loss carryforward	—	4,908	—	5,098
Foreign tax credit	—	3,237	—	2,161
Deferred compensation	—	429	—	352
Uncertain tax positions	104	2,406	—	—
Other	—	300	—	45

	4,042	34,418	4,379	31,472
Valuation allowance	—	(4,161)	—	(2,899)

Total deferred income tax assets, net	$4,042	$30,257	$4,379	$28,573

Depreciation		$2,056		$1,275
Europe pension and other		5,527		4,042

Total deferred income tax liabilities		$7,583		$5,317

The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31:

	2007	2006	2005
Income tax provision at the Federal statutory tax rate	$7,957	$6,454	$2,315
State income tax provisions, net	13	13	13
Non-deductible entertainment and business meal expense	213	136	151
Differences in tax rates on foreign earnings and remittances	(169)	59	3,777
Uncertain tax positions	458	—	—
Out-of-period adjustment	(993)	—	—
Foreign tax refunds	(665)	(425)	—
Excess FTC utilization	—	—	(2,429)
Settlement of tax contingencies	—	—	(446)
Miscellaneous items, net	(146)	(13)	(45)

Taxes on income	$6,668	$6,224	$3,336

At December 31, 2007, the Company domestically had a net deferred tax asset of $16,773 inclusive of alternative minimum tax (AMT) credits of $2,092. Additionally, the Company has foreign tax credit carryovers of $3,237 which have the following expiration dates: $100 in 2012, $763 in 2013, $535 in 2014, $762 in 2016

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

and $1,077 in 2017. A full valuation allowance has been taken against these foreign tax credits. Finally, the Company has foreign tax loss carryforwards of $14,206 of which $676 expires in 2011; the remaining foreign tax losses have no expiration dates. A partial valuation allowance has been established with respect to the tax benefit of these losses for $924.

U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries because it is the Company’s intention to continue to reinvest these earnings in those subsidiaries to support growth initiatives. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of tax credits. The amount of such undistributed earnings at December 31, 2007 was approximately $57,000. Any income tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits.

Note 11—Pension and Other Postretirement Benefits

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

As part of the Company’s 2005 fourth quarter restructuring program, the Company implemented a freeze of its U.S. pension plan for non-union employees and offered a voluntary early retirement window with enhanced pension and other postretirement benefits. The freeze of the Company’s U.S. pension plan resulted in a plan curtailment charge of $2,668. The pension and other postretirement benefits enhancements resulted in special termination benefits charges of $1,205 and $430, respectively. See also Note 3 of Notes to Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the Notes to Consolidated Financial Statements, which have been incorporated below.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following table shows the Company plans’ funded status reconciled with amounts reported in the consolidated balance sheet as of December 31:

	Pension Benefits						Other Postretirement Benefits
	2007			2006			2007	2006
	Foreign	Domestic	Total	Foreign	Domestic	Total	Domestic	Domestic
Change in benefit obligation
Benefit obligation at beginning of year	$46,639	$65,958	$112,597	$44,464	$66,207	$110,671	$10,283	$10,902
Service cost	1,913	660	2,573	2,025	586	2,611	25	15
Interest cost	2,295	3,629	5,924	1,920	3,575	5,495	522	551
Employee contributions	138	—	138	111	—	111	—	—
Amendments	—	—	—	—	(111)	(111)	—	—
Curtailment (gain)/loss	—	—	—	(2,748)	—	(2,748)	—	—
Benefits paid	(1,296)	(4,422)	(5,718)	(1,132)	(5,756)	(6,888)	(1,207)	(1,153)
Plan expenses and premiums paid	(370)	(80)	(450)	(285)	(80)	(365)	—	—
Actuarial (gain)/loss	(4,917)	456	(4,461)	(2,875)	1,537	(1,338)	(443)	(32)
Translation difference	4,151	—	4,151	5,159	—	5,159	—	—

Benefit obligation at end of year	$48,553	$66,201	$114,754	$46,639	$65,958	$112,597	$9,180	$10,283

Change in plan assets
Fair value of plan assets at beginning of year	$41,160	$40,861	82,021	$34,514	$37,873	$72,387	$—	$—
Actual return on plan assets	1,174	3,435	4,609	1,187	3,838	5,025	—	—
Employer contributions	1,359	5,947	7,306	2,553	4,906	7,459	1,207	1,153
Employee contributions	138	—	138	111	—	111	—	—
Benefits paid	(1,296)	(4,422)	(5,718)	(1,132)	(5,756)	(6,888)	(1,207)	(1,153)
Plan expenses and premiums paid	(370)	(80)	(450)	(285)	—	(285)	—	—
Translation difference	4,038	—	4,038	4,212	—	4,212	—	—

Fair value of plan assets at end of year	$46,203	$45,741	$91,944	$41,160	$40,861	$82,021	$—	$—

Funded status	$(2,350)	$(20,460)	$(22,810)	$(5,479)	$(25,097)	$(30,576)	$(9,180)	$(10,283)
Adjustments for contributions in December	—	1,250	1,250	—	1,119	1,119	—	—

Net amount recognized	$(2,350)	$(19,210)	$(21,560)	$(5,479)	$(23,978)	$(29,457)	$(9,180)	$(10,283)

Amounts recognized in the balance sheet consist of:
Non-current asset/Prepaid benefit cost	$1,685	$—	$1,685	$430	$—	$430	$—	$—
Current liabilities	(231)	(495)	(726)	(145)	(495)	(640)	(1,000)	(1,100)
Non-current liabilities	(3,804)	(18,715)	(22,519)	(5,764)	(23,483)	(29,247)	(8,180)	(9,183)

Net amount recognized	$(2,350)	$(19,210)	$(21,560)	$(5,479)	$(23,978)	$(29,457)	$(9,180)	$(10,283)

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive income:
Transition asset (obligation)	$401	$—	$401	$538	$—	$538	$—	$—
Prior service credit (cost)	(244)	(106)	(350)	(252)	(119)	(371)	93	159
Accumulated gain (loss)	(7,565)	(18,070)	(25,635)	(11,602)	(18,435)	(30,037)	(1,802)	(2,328)

Accumulated other comprehensive income (AOCI)	(7,408)	(18,176)	(25,584)	(11,316)	(18,554)	(29,870)	(1,709)	(2,169)
Cumulative employer contributions in excess of net period benefit cost	5,058	(1,034)	4,024	5,837	(5,424)	413	(7,471)	(8,114)

Net amount recognized	$(2,350)	$(19,210)	$(21,560)	$(5,479)	$(23,978)	$(29,457)	$(9,180)	$(10,283)

The accumulated benefit obligation for all defined benefit pension plans was $108,324 ($65,722 Domestic, $42,602 Foreign) and $105,210 ($64,560 Domestic, $40,650 Foreign) at December 31, 2007 and 2006, respectively.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Information for pension plans with accumulated benefit obligation in excess of plan assets:

	2007			2006
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$11,944	$66,201	$78,145	$13,142	$65,958	$79,100
Accumulated benefit obligation	10,500	65,722	76,222	10,556	64,560	75,116
Fair value of plan assets	7,909	45,742	53,651	7,233	40,861	48,094

Information for pension plans with a projected benefit obligation in excess of plan assets:

	2007			2006
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$11,944	$66,201	$78,145	$13,142	$65,958	$79,100
Fair value of plan assets	7,909	45,742	53,651	7,233	40,861	48,094

Components of net periodic benefit cost—pension plans:

	2007			2006
	Foreign	Domestic	Total	Foreign	Domestic	Total
Service cost	$1,913	$660	$2,573	$2,025	$586	$2,611
Interest cost	2,295	3,629	5,924	1,920	3,575	5,495
Expected return on plan assets	(1,802)	(3,556)	(5,358)	(1,596)	(3,222)	(4,818)
Pension plan curtailment	—	—	—	(983)	—	(983)
Other, amortization, net	365	955	1,320	679	831	1,510

Net periodic benefit cost	$2,771	$1,688	$4,459	$2,045	$1,770	$3,815

	2005
	Foreign	Domestic	Total
Service cost	$2,025	$1,735	$3,760
Interest cost	1,898	3,394	5,292
Expected return on plan assets	(1,529)	(2,888)	(4,417)
Pension plan curtailment	—	2,668	2,668
Special termination benefits	—	1,205	1,205
Other, amortization, net	656	855	1,511

Net periodic benefit cost	$3,050	$6,969	$10,019

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Other changes recognized in other comprehensive income:

	2007			2006
	Foreign	Domestic	Total	Foreign	Domestic	Total
Net (gain) loss arising during period	$(4,289)	$578	$(3,711)	$—	$—	$—
Recognition of amortizations in net periodic benefit cost
Transition (obligation) asset	185	—	185	—	—	—
Prior service (cost) credit	(32)	(13)	(45)	—	—	—
Actuarial gain (loss)	(518)	(943)	(1,461)	—	—	—
Effect of exchange rates on amounts included in AOCI	746	—	746	—	—	—

Total recognized in other comprehensive income	(3,908)	(378)	(4,286)	9,312	318	9,630

Total recognized in net periodic benefit cost and other comprehensive income	$(1,137)	$1,310	$173	$11,357	$2,088	$13,445

Components of net periodic benefit cost—other postretirement plan:

	2007	2006	2005
Service cost	$25	$15	$20
Interest cost and other	539	570	616
Special termination benefits	—	—	430

Net periodic benefit cost	$564	$585	$1,066

Other changes recognized in other comprehensive income:

	2007	2006
Net (gain) loss arising during period	$(444)	$—
Recognition of amortizations in net periodic benefit cost
Prior service (cost) credit	67	—
Actuarial gain (loss)	(84)	—

Total recognized in other comprehensive income	(461)	2,169

Total recognized in net periodic benefit cost and other comprehensive income	$103	$2,754

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next fiscal year:

	Pension Plans			Other Postretirement Benefits
	Foreign	Domestic	Total
Transition obligation (asset)	$(198)	$—	$(198)	$—
Actuarial (gain) loss	194	804	998	70
Prior service cost (credit)	34	11	45	(70)

	$30	$815	$845	$—

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
U.S. Plans:
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	3.375%	3.375%	N/A	N/A
Foreign Plans:
Discount rate	5.55%	4.81%	N/A	N/A
Rate of compensation increase	3.95%	3.19%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit costs for years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
U.S. Plans:
Discount rate	5.500%	5.500%	5.500%	5.50%
Expected long-term return on plan assets	8.500%	8.500%	N/A	N/A
Rate of compensation increase	3.375%	3.375%	N/A	N/A
Foreign Plans:
Discount rate	4.81%	4.35%	N/A	N/A
Expected long-term return on plan assets	4.19%	4.17%	N/A	N/A
Rate of compensation increase	3.19%	3.10%	N/A	N/A

The long-term rates of return on assets were selected from within the reasonable range of rates determined by (a) historical real returns for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Assumed health care cost trend rates at December 31:

	2007	2006
Health care cost trend rate for next year	8.75%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2014	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point Increase	1% point Decrease
Effect on total service and interest cost	$23	$(20)
Effect on postretirement benefit obligations	430	(390)

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Plan Assets

The Company’s pension plan target asset allocation and the weighted-average asset allocations at December 31, 2007 and 2006 by asset category were as follows:

	Plan Assets at December 31,
	Target	2007	2006
Asset Category
U.S. Plans
Equity securities	61%	60%	62%
Debt securities	32%	14%	12%
Other	7%	26%	26%

Total	100%	100%	100%

Foreign Plans
Equity securities	14%	15%	11%
Debt securities	86%	85%	89%

Total	100%	100%	100%

As of December 31, 2007 and 2006, “Other” consisted principally of hedge funds (approximately 5% of plan assets) and cash and cash equivalents (approximately 21% of plan assets). Based upon prevailing interest rates available for money market funds, a temporary addendum to the investment policy was approved in May 2006. This addendum allowed for a greater range of the mix between debt securities and cash and cash equivalents around the stated long-term target allocation percentages presented in the above table. The Company was in compliance with all approved ranges of asset allocations.

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

The total value of plan assets for the Company’s pension plans is $91,944 and $82,021 as of December 31, 2007 and 2006, respectively. U.S. pension assets include Company common stock in the amounts of $220 (less than 1% of total U.S. plan assets), and $221 (less than 1% of total U.S. plan assets) at December 31, 2007 and 2006, respectively.

Cash Flows

Contributions

The Company expects to make minimum cash contributions of $6,669 to its pension plans ($3,595 Domestic, $3,074 Foreign) and $1,000 to its other postretirement benefit plan in 2008.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits			Other Postretirement Benefits
	Foreign	Domestic	Total
2008	$1,370	$4,165	$5,535	$1,000
2009	1,547	4,059	5,606	950
2010	1,616	4,377	5,993	960
2011	1,785	5,050	6,835	930
2012	1,846	5,129	6,975	910
2013 and beyond	10,503	26,996	37,499	3,930

The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $1,297, $1,076 and $725 in 2007, 2006 and 2005, respectively, representing the annual accrued benefits under this plan.

Defined Contribution Plan

The Company has a 401(k) plan with an employer match covering substantially all domestic employees. Effective January 1, 2006, the plan added a nonelective contribution on behalf of participants who have completed one year of service equal to 3% of the eligible participants’ compensation. Total Company contributions were $1,634, $1,402 and $625 for 2007, 2006 and 2005, respectively.

Note 12—Debt

Debt consisted of the following:

	December 31,
	2007	2006
Industrial development authority monthly 5.10% fixed rate demand bonds maturing 2018	$5,000	$5,000
Credit facilities (5.8% weighted average borrowing rate at December 31, 2007)	73,848	79,212
Other debt obligations (including capital leases)	3,927	5,975

	82,775	90,187
Short-term debt	(2,533)	(3,261)
Current portion of long-term debt	(1,755)	(1,689)

	$78,487	$85,237

The long-term financing agreements require the maintenance of certain financial covenants with which the Company is in compliance. During the next five years, payments on the Company’s debt, including capital lease maturities, are due as follows: $4,288 in 2008, $1,467 in 2009, $537 in 2010, $21 in 2011, $71,462 in 2012 and $5,000 beyond 2012.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

On August 13, 2007, Quaker and certain of its wholly owned subsidiaries entered into a second amendment to the syndicated multicurrency credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other financial institutions as lenders. The amendment increased the maximum principal amount available for revolving credit borrowings from $100,000 to $125,000, which can be increased to $175,000 at the Company’s option if lenders agree to increase their commitments and the Company satisfies certain conditions. The amendment also extended the maturity date of the credit facility from 2010 to 2012. In general, borrowings under the credit facility bear interest at either a base rate or LIBOR rate plus a margin based on the Company’s consolidated leverage ratio. In February 2007, the Company completed a refinancing of its existing industrial development bonds to fix the interest rate on an additional $5,000 of debt.

The provisions of the agreements require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2007 and 2006. Under its most restrictive covenants, the Company could have borrowed an additional $67,583 at December 31, 2007. At December 31, 2007 and 2006, the Company had approximately $73,848 and $79,212 outstanding on these credit lines at a weighted average borrowing rate of 5.8% and 5.69%, respectively. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $35,000 at December 31, 2007.

At December 31, 2007 and 2006, the amounts at which the Company’s debt are recorded are not materially different from their fair market value.

Note 13—Shareholders’ Equity and Stock-Based Compensation

The Company has 30,000,000 shares of common stock authorized, with a par value of $1, and 10,147,239 shares issued as of December 31, 2007.

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

SFAS 123R requires the Company to present pro forma information for the comparative periods prior to the adoption as if the Company had accounted for all employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year period:

December 31, 2005
Net Income—as reported	$1,688
Add: Stock-based employee compensation expense included in net income, net of related tax effects	347
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(832)

Pro forma net income	$1,203

Earnings per share:
Basic—as reported	$0.17
Basic—pro forma	$0.12
Diluted—as reported	$0.17
Diluted—pro forma	$0.12

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The Company recognized approximately $1,550 of share–based compensation expense and $543 of related tax benefits in our consolidated statement of income for the year ended December 31, 2007. The compensation expense was comprised of $408 related to stock options, $980 related to nonvested stock awards, $41 related to the Company’s Employee Stock Purchase Plan, and $121 related to the Company’s Director Stock Ownership Plan. The Company recognized approximately $857 of share-based compensation expense and $300 of related tax benefits in our consolidated statement of income for the year ended December 31, 2006. The compensation expense was comprised of $224 related to stock options, $474 related to nonvested stock awards, $34 related to the Company’s Employee Stock Purchase Plan, and $125 related to the Company’s Director Stock Ownership Plan.

Approximately $91 of the amount of compensation cost recognized in 2006 for stock option awards reflects amortization relating to the remaining unvested portion of stock option awards granted prior to January 1, 2006. The estimated fair value of the options granted during prior years was calculated using a Black-Scholes model. The Black-Scholes model incorporates assumptions to value stock-based awards. The Company will continue to use the Black-Scholes option pricing model to value stock-based awards. The estimated fair value of the Company’s stock-based awards is amortized on a straight-line basis over the vesting period of the awards. The risk-free rate of interest for periods within the contractual life of the option is based on U.S. Government Securities Treasury Constant Maturities over the contractual term of the equity instrument. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data on exercise timing to determine the expected life assumption. The assumptions used for stock option grants made in the first quarter of 2005 include the following: dividend yield of 3.4%, expected volatility of 22.6%, risk-free interest rate of 3.9%, an expected life of 5 years, and a forfeiture rate of 8% over the remaining life of these options.

Based on our historical experience, we have assumed a forfeiture rate of 13% on the nonvested stock. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

The adoption of SFAS 123R had an impact of $91 due to the accrual of compensation expense on the unvested stock options for the year ended December 31, 2006.

No compensation expense related to stock option grants had been recorded in the condensed consolidated statement of income for 2005, as all of the options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Accordingly, results for prior periods have not been restated.

The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options become exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant for options issued in 1999 or later and ten years for options issued in prior years. Beginning in 1999, the LTIP program provided for common stock awards, the value of which was generally derived from Company performance over a three-year period. In the fourth quarter of 2007, the Company recorded equity-based compensation expense of $378 as it became probable that the performance condition regarding the Company’s 2005 grant would be achieved. Common stock awards issued in 2006 and 2007 under the LTIP program are subject only to time vesting over a three to five-year period. In addition, as part of the Company’s Global Annual Incentive Plan (“GAIP”), nonvested shares may be issued to key employees, which generally vest over a two to five-year period.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Stock option activity under all plans is as follows:

	2007			2006
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Options outstanding at January 1,	1,092,420	20.69		1,183,485	19.88
Options granted	166,065	23.13		120,600	19.98
Options exercised	(183,335)	18.46		(175,750)	14.57
Options forfeited	(29,956)	23.16		(2,375)	23.08
Options expired	(12,019)	24.04		(33,540)	21.77

Options outstanding at December 31,	1,033,175	21.36	3.1	1,092,420	20.69	3.2

Options exercisable at December 31,	808,035	21.16	2.3	948,010	20.65	2.8

	2005
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Options outstanding at January 1,	1,237,425	19.49
Options granted	158,360	21.97
Options exercised	(156,775)	17.97
Options forfeited	(2,500)	23.22
Options expired	(53,025)	22.38

Options outstanding at December 31,	1,183,485	19.88	3.3

Options exercisable at December 31,	1,066,274	19.55	3.2

The total intrinsic value of options exercised during 2007 was approximately $735. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of December 31, 2007, the total intrinsic value of options outstanding was approximately $1,411, and the total intrinsic value of exercisable options was approximately $1,263.

A summary of the Company’s outstanding stock options at December 31, 2007 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2007	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/2007	Weighted Average Exercise Price
$13.30—$15.96	1,000	1.25	14.13	1,000	14.13
15.97— 18.62	127,600	0.20	17.55	127,600	17.55
18.63— 21.28	437,075	2.56	20.10	362,675	20.12
21.29— 23.94	318,700	4.94	22.46	167,960	21.85
23.95— 26.60	148,800	2.88	26.06	148,800	26.06

	1,033,175	3.10	21.36	808,035	21.16

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

As of December 31, 2007, unrecognized compensation expense related to options granted in 2006 was $208 and for options granted during 2007 was $517.

During the second quarter of 2006, the Company granted 120,600 stock options under the Company’s LTIP plan, that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.1%, expected volatility of 27.1%, risk free interest rate of 5.0%, an expected term of 6 years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $209 and $133 of expense was recorded on these options during 2007 and 2006, respectively. The fair value of these awards is amortized on a straight-line basis over the awards vesting period.

During the first quarter of 2007, the Company granted 166,065 stock options under the Company’s LTIP plan subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.4%, expected volatility of 27.0%, risk free interest rate of 4.7%, an expected term of 6 years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $199 of expense was recorded on these options during 2007. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Under the Company’s LTIP plan, 49,550 shares of nonvested stock were outstanding at December 31, 2006. In the first quarter of 2007, 38,240 shares of nonvested stock were granted at a weighted average grant date fair value of $23.13. None of these awards vested, 15,680 shares were forfeited and 72,110 shares were outstanding as of December 31, 2007. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of December 31, 2007, unrecognized compensation expense related to these awards was $836, to be recognized over a weighted average remaining period of 1.9 years.

Under the Company’s GAIP plan, 42,500 shares of nonvested stock were granted during the second quarter of 2005 at a weighted average grant date fair value of $20.12 per share. At December 31, 2006, 40,250 shares were outstanding. Through December 31, 2007, 12,750 shares vested and were issued, no shares were forfeited and 27,500 shares were outstanding. As of December 31, 2007, unrecognized compensation expense related to these awards was $126 to be recognized over a weighted average remaining period of 1.6 years.

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

2003 Director Stock Ownership Plan

In March 2003, our Board of Directors approved a stock ownership plan for each member of our Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Committee may elect to adjust the number of shares. As of December 31, 2007, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Effective as of the 2007 annual meeting, each Director who owns 7,500 or more shares of Company Common Stock received 20% of the annual retainer in Common Stock and 80% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. Currently, the annual retainer is $28. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. The Company recorded approximately $121, $125 and $116 of expense in 2007, 2006 and 2005, respectively.

Restricted Stock Bonus

As part of the Company’s 2001 Global Annual Incentive Plan (“GAIP”), approved by shareholders on May 9, 2001, a restricted stock bonus of 100,000 shares of the Company’s stock was granted to an executive of the Company. The shares were issued in April 2001, in accordance with the terms of the GAIP, and registered in the executive’s name. The shares vested over a five-year period, with the first installment vesting at the end of 2001 on achieving certain performance targets and the four remaining installments vesting annually in January thereafter, subject to the executive’s continued employment by the Company. In 2005, 20,000 shares were earned and $355 was charged to selling, general, and administrative expenses, respectively.

Note 14—Earnings Per Share

The following table summarizes earnings per share (“EPS”) calculations for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
Numerator for basic EPS and diluted EPS—net income	$15,471	$11,667	$1,688

Denominator for basic EPS—weighted average shares	9,986,347	9,778,745	9,679,013
Effect of dilutive securities, primarily employee stock options	120,571	75,355	136,572

Denominator for diluted EPS—weighted average shares and assumed conversions	10,106,918	9,854,100	9,815,585

Basic EPS	$1.55	$1.19	$0.17
Diluted EPS	$1.53	$1.18	$0.17

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following number of stock options are not included in dilutive earnings per share since in each case the exercise price is greater than the market price: 413,753, 787,020 and 769,670 in 2007, 2006 and 2005, respectively.

Note 15—Business Segments

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

The table below presents information about the reported segments for the years ended December 31:

	Metalworking Process Chemicals	Coatings	Other Chemical Products	Total
2007
Net sales	$506,033	$36,646	$2,918	$545,597
Operating income	74,285	8,305	102	82,692
Depreciation	9,747	706	56	10,509
Segment assets	377,770	20,012	1,267	399,049
2006
Net sales	$425,777	$32,684	$1,990	$460,451
Operating income	61,944	7,818	71	69,833
Depreciation	8,458	649	40	9,147
Segment assets	337,329	19,055	998	357,382
2005
Net sales	$393,762	$26,486	$3,785	$424,033
Operating income	49,357	6,574	470	56,401
Depreciation	7,346	494	71	7,911
Segment Assets	312,776	18,196	1,023	331,995

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

A reconciliation of total segment operating income to total consolidated income before taxes for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Total operating income for reportable segments	$82,692	$69,833	$56,401
Restructuring and related charges, net	—	—	(10,320)
Environmental charges	(3,300)	—	—
Non-operating charges	(51,811)	(45,785)	(40,307)
Depreciation of corporate assets and amortization	(2,374)	(2,416)	(2,620)
Interest expense	(6,426)	(5,520)	(3,681)
Interest income	1,376	1,069	1,022
Other income, net	2,578	1,259	6,120

Consolidated income before taxes	$22,735	$18,440	$6,615

Net sales and long-lived asset information is by geographic area as of and for the years ended December 31 is as follows:

	2007	2006	2005
Net sales
North America	$232,550	$202,979	$190,735
Europe	168,982	141,444	130,080
Asia/Pacific	82,059	63,600	53,763
South America	58,538	49,281	43,939
South Africa	3,468	3,147	5,516

Consolidated	$545,597	$460,451	$424,033

	2007	2006	2005
Long-lived assets
North America	$80,170	$79,206	$80,555
Europe	40,701	36,455	41,553
Asia/Pacific	13,687	10,203	5,283
South America	20,694	16,671	14,181
South Africa	39	33	45

Consolidated	$155,291	$142,568	$141,617

Note 16—Business Acquisitions and Divestitures

In May 2007, the Company’s Q2 Technologies, (“Q2T”) joint venture acquired the oil and gas field chemical business of Frontier Research and Chemicals Company, Inc., for $527 cash. The acquisition of this business is compatible with the products provided by Q2T and represents an attractive market addition. In connection with the acquisition, $394 of intangible assets were recorded to be amortized over five years.

In the fourth quarter of 2006, the Company acquired the remaining interest in its Chinese joint venture. In accordance with the purchase agreement, payments for the acquisition occur as follows: $614 within five business days of closing, $825 one year from the closing date, $825 two years from the closing date, and $889 three years from the closing date. The Company recorded the present value of the remaining payments as debt.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The Company made the first payment in the fourth quarter of 2006; the second payment in the fourth quarter of 2007. In addition, the Company allocated $797 to intangible assets, comprising customer lists to be amortized over ten years and a non-compete agreement to be amortized over two years. The Company also recorded $230 of goodwill, which was assigned to the metalworking process chemicals segment. The following table shows the allocation of purchase price of assets and liabilities recorded at the acquisition date. The pro forma results of operations have not been provided because the effects were not material:

December 31, 2006
Current assets	$3,114
Fixed assets	237
Intangibles	797
Goodwill	230
Other non current assets	34

Total assets	4,412

Current liabilities	1,538
Current portion of long-term debt	1,393
Long-term debt	1,481

Total liabilities	4,412

Cash Paid	$—

In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6,700. In addition, annual $1,000 payments for four years will be paid subject to the former minority partners’ compliance with the terms of the purchase agreement. In connection with the acquisition, the Company allocated $1,475 to intangible assets, comprising customer lists of $600 to be amortized over 20 years and non-compete agreements of $875 to be amortized over five years. The Company also recorded $610 of goodwill, which was assigned to the metalworking process chemicals segment. The first $1,000 payment was made in March 2006, and the second payment of $1,000 was made in February 2007. Both payments were recorded as goodwill and assigned to the metalworking process chemicals segment.

Note 17—Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter of 2007 and no impairment charge was warranted. The changes in carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2005	$28,149	$7,269	$35,418

Goodwill additions	1,535	—	1,535
Currency translation adjustments	1,787	—	1,787

Balance as of December 31, 2006	$31,471	$7,269	$38,740

Goodwill additions	1,016	—	1,016
Currency translation adjustments and other	3,221	812	4,033

Balance as of December 31, 2007	$35,708	$8,081	$43,789

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of December 31 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2007	2006	2007	2006
Amortized intangible assets
Customer lists and rights to sell	$8,391	$7,682	$3,340	$2,812
Trademarks and patents	1,788	1,788	1,788	1,781
Formulations and product technology	3,278	3,278	1,931	1,645
Other	3,384	3,143	2,509	1,923

Total	$16,841	$15,891	$9,568	$8,161

The Company recorded $1,197, $1,427 and $1,368 of amortization expense in 2007, 2006 and 2005, respectively. Estimated annual aggregate amortization expense for the subsequent five years is as follows:

For the year ended December 31, 2008	$1,143
For the year ended December 31, 2009	$1,079
For the year ended December 31, 2010	$879
For the year ended December 31, 2011	$814
For the year ended December 31, 2012	$716

The Company has one indefinite-lived intangible asset of $600 for trademarks.

Note 18—Other Assets

Other assets comprise:

	December 31,
	2007	2006
Restricted insurance settlement	$18,651	$14,800
Pension assets	1,684	430
Deferred compensation assets	5,214	5,489
Supplemental retirement income program	3,915	3,323
Uncertain tax positions	1,860	—
Other	2,695	3,485

Total	$34,019	$27,527

In December 2005, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $15,000. In accordance with the agreement, the subsidiary received $7,500 cash in December 2005 and the remaining $7,500 in December of 2006. In the first quarter of 2007, the subsidiary reached a settlement agreement and release with another one of its insurance carriers for $20,000 payable in four annual installments of $5,000, the first of which was received in the second quarter of 2007. Under the latest settlement and release agreement, the subsequent installments are contingent upon whether or not Federal asbestos litigation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted, and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

insurance carrier’s obligation to make the subsequent installments will be cancelled. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. The proceeds of the settlement and release agreements have been deposited into an interest bearing account which earned approximately $705 and $336 in 2007 and 2006, respectively, offset by $1,854 and $544 of payments in 2007 and 2006, respectively. Due to the restricted nature of the proceeds, a corresponding deferred credit was established in “Other non-current liabilities” for an equal and offsetting amount, and will remain until the restrictions lapse or the funds are exhausted via payments of claims and costs of defense. See Notes 19 and 20 of Notes to Consolidated Financial Statements.

Note 19—Other Non-Current Liabilities

	December 31,
	2007	2006
Restricted insurance settlement	$18,651	$14,800
Uncertain tax positions	11,872	—
Environmental reserves	2,000	800
Fair value of interest rate swaps	1,102	—
Other (primarily deferred compensation agreements)	7,398	7,753

Total	$41,023	$23,353

See also Notes 18 and 20 of Notes to Consolidated Financial Statements.

Note 20—Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000 in two equal payments of $1,000 (the first payment paid October 31, 2007 and the second payment paid on February 15, 2008). In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the Federal maximum contaminant level for four consecutive quarterly sampling events. During the third quarter, the Company recognized a $3,300 charge made up of $2,000 for the settlement of the litigation, plus an increase in its reserve for its soil and water remediation program of $1,300. As of December 31, 2007, the Company believes that the range of potential-known liabilities associated with ACP contamination including the water and soil remediation program, is approximately $3,700 to $5,600, for which the Company has sufficient reserves.

The low and high ends of the range are based on the length of operation of the two extraction wells as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction wells, groundwater monitoring, one-time expenses to insure P-3 is hydraulically containing the PERC plume and program management. The duration of the well operation was estimated based on historical trends in concentrations in the

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

monitoring wells within the proximity of the applicable extraction wells. Also factored into the model was the impact of water injected into the underground aquifer from a planned recharge basin adjacent to the ACP site as well as from an injection well to be installed and operated by OCWD as part of the groundwater treatment system for contaminants which are the subject of the aforementioned litigation. Based on the modeling, it is estimated that P-2 will operate for three and half years to up to five years and P-3 will operate for six years to up to nine years. Operation and maintenance costs were based on historical expenditures and estimated inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period. Also included in the reserve are anticipated expenditures to operate an on-site soil vapor extraction system and amounts owed in basin fees for extracted water.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $159 and $134 was accrued at December 31, 2007 and December 31, 2006, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received in late 2005, late 2006 and in the second quarter of 2007. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $13,800 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary has challenged the applicability of these limits to the claims being brought against the subsidiary. In response to this challenge, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement are structured to be received over a four-year period with annual installments of $5,000, the first of which was received early in the second quarter of 2007. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted, and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the subsequent installments will be cancelled. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes, that if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary. See also Notes 18 and 19 of Notes to Consolidated Financial Statements.

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

The Company leases certain manufacturing and office facilities and equipment under non-cancelable operating leases with various terms from one to 15 years expiring in 2016. Rent expense for 2007, 2006 and 2005 was $4,239, $4,475 and $5,165, respectively. The Company’s minimum rental commitments under non-cancelable operating leases at December 31, 2007, were approximately $4,220 in 2008, $3,060 in 2009, $2,376 in 2010, $1,864 in 2011, $1,822 in 2012, and $5,846 thereafter.

Note 21—Quarterly Results (unaudited)

	First	Second	Third(1)	Fourth
2007
Net sales	$124,891	$137,598	$140,715	$142,393
Gross profit	38,546	42,612	43,168	43,610
Operating income	6,627	7,203	3,266	8,111
Net income	3,537	4,151	3,160	4,623
Net income per share—basic	$0.36	$0.42	$0.32	$0.46
Net income per share—diluted	$0.35	$0.41	$0.31	$0.46
2006
Net sales	$109,816	$118,683	$116,425	$115,527
Gross profit	32,485	36,065	36,775	37,276
Operating income	5,123	6,276	5,290	4,943
Net income	2,542	2,992	3,139	2,994
Net income per share—basic	$0.26	$0.31	$0.32	$0.30
Net income per share—diluted	$0.26	$0.30	$0.32	$0.30

(1)	See Note 2 of Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on its assessment, Quaker’s management has concluded that as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Controls Over Financial Reporting

The Company is in the process of implementing a global ERP system. At the end of 2007, subsidiaries representing more than 75% of consolidated revenue were operational on the global ERP system. Additional subsidiaries and CMS sites are planned to be implemented during 2008. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference is (i) the information beginning immediately following the caption “Proposal 1—Election of Directors and Nominee Biographies” in the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 7, 2008 to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2007 (the “2008 Proxy Statement”) to, but not including the caption “Corporate Governance,” (ii) the information appearing in Item 4(a) of this Report, (iii) the information in the 2008 Proxy Statement beginning with and including the sub-caption, “Section 16(a) Beneficial Ownership Reporting Compliance” to, but not including the caption “Certain Relationships and Related Transactions,” and (iv) the information in the 2008 Proxy Statement beginning with and including the sub-caption “Code of Conduct” to, but not including the caption “Compensation Committee Interlocks and Insider Participation.”

Item 11.	Executive Compensation.

Incorporated by reference is the information in the 2008 Proxy Statement beginning with and including the caption “Compensation Committee Interlocks and Insider Participation” to, but not including the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference is the information in the 2008 Proxy Statement beginning immediately following the caption “Stock Ownership of Certain Beneficial Owners and Management” to, but not including the sub-caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2007. Each number of securities reflected in the table is a reference to shares of Quaker common stock.

Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,033,175	21.36	1,096,626	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	1,033,175	21.36	1,096,626

(1)	As of December 31, 2007, 359,750 of these shares were available for issuance as restricted stock awards under the Company’s 2001 Global Annual Incentive Plan, 690,550 shares were available for issuance upon the exercise of stock options and/or as restricted stock awards under the Company’s 2006 Long-Term Performance Incentive Plan, and 46,326 shares were available for issuance under the 2003 Director Stock Ownership Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference is the information in the 2008 Proxy Statement beginning immediately following the sub-caption “Certain Relationships and Related Transactions” to, but not including, the caption “Proposal 2—Ratification of Independent Registered Public Accounting Firm,” and the additional information in the 2008 Proxy Statement beginning with and including the sub-caption “Director Independence” to, but not including the sub-caption “Governance Committee Procedures for Selecting Director Nominees.”

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference is the information in the 2008 Proxy Statement beginning with and including the sub-caption “Audit Fees” to, but not including the statement recommending a vote for ratification of the Company’s independent registered public accounting firm.

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

3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(i) —	Amended and Restated Articles of Incorporation dated July 16, 1990. Incorporated by reference to Exhibit 3(a) as filed by Registrant with Form 10-K for the year 1996.

3(ii) —	By-laws as amended through May 6, 1998. Incorporated by reference to Exhibit 3(b) as filed by Registrant with Form 10-K for the year 1998.

4 —	Shareholder Rights Plan dated March 6, 2000. Incorporated by reference to Exhibit 1 to Form 8-K as filed by the Registrant on March 7, 2000.

10.1 —	Long-Term Performance Incentive Plan as approved May 5, 1993. Incorporated by reference to Exhibit 10(a) as filed by the Registrant with Form 10-K for the year 1993.*

10.2 —	Employment Agreement by and between the Registrant and Ronald J. Naples dated August 14, 1995. Incorporated by reference to Exhibit 10(i) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

10.3 —	Amendment to the Stock Option Agreement dated October 2, 1995 by and between the Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(j) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

10.4 —	Employment Agreement by and between Registrant and Jos Luiz Bregolato dated June 14, 1993. Incorporated by reference to Exhibit 10(k) as filed by Registrant with Form 10-K for the year 1995.*

10.5 —	Amendment No. 1 to Employment Agreement dated January 1, 1997 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(o) as filed by Registrant with Form 10-K for the year 1997.*

10.6 —	Amendment No. 1 to 1995 Naples Restricted Stock Plan and Agreement dated January 21, 1998 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(p) as filed by Registrant with Form 10-K for the year 1997.*

10.7 —	Employment Agreement by and between Registrant and Ronald J. Naples dated March 11, 1999. Incorporated by reference to Exhibit 10(t) as filed by Registrant with Form 10-K for the year 1998.*

10.8 —	Employment Agreement by and between Registrant and Michael F. Barry dated November 30, 1998. Incorporated by reference to Exhibit 10(u) as filed by Registrant with Form 10-K for the year 1998.*

10.9 —	1999 Long-Term Performance Incentive Plan as approved May 12, 1999, effective January 1, 1999. Incorporated by reference to Exhibit 10(dd) as filed by Registrant with Form 10-K for the year 1999.*

10.10 —	Deferred Compensation Plan as adopted by the Registrant dated December 17, 1999, effective July 1, 1997. Incorporated by reference to Exhibit 10(ff) as filed by Registrant with Form 10-K for the year 1999.*

10.11 —	Supplemental Retirement Income Program adopted by the Registrant on November 6, 1984, as amended November 8, 1989. Incorporated by reference to Exhibit 10(gg) as filed by Registrant with Form 10-K for the year 1999.*

10.12 —	2001 Global Annual Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit10(hh) as filed by Registrant with Form 10-K for the year 2001.*

10.13 —	2001 Long-Term Performance Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit 10(ii) as filed by Registrant with Form 10-K for the year 2001.*

10.14 —	Agreement of Lease between Quaker Park Associates, L.P. and Quaker Chemical Corporation dated December 19, 2000. Incorporated by reference to Exhibit 10(jj) as filed by Registrant with Form 10-K for the year 2001.*

10.15 —	2003 Director Stock Ownership Plan as approved May 14, 2003. Incorporated by reference to Exhibit 10(ww) as filed by the Registrant with Form 10-K for the year 2003.*

10.16 —	Change in Control Agreement by and between Registrant and D. Jeffry Benoliel dated June 10, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(yy) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10.17 —	Change in Control Agreement by and between Registrant and Mark Featherstone dated June 10, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(zz) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10.18 —	Change in Control Agreement by and between Registrant and Jose Luiz Bregolato, dated June 23, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(aaa) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10.19 —	Amendment No. 1 to Employment Agreement dated March 11, 1999 between Registrant and Ronald J. Naples, effective July 21, 2004. Incorporated by reference to Exhibit 10(ccc) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10.20 —	Employment Agreement by and between Registrant and Neal E. Murphy, effective July 22, 2004. Incorporated by reference to Exhibit 10(ddd) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10.21 —	Change in Control Agreement by and between Registrant and Neal E. Murphy, effective July 22, 2004. Incorporated by reference to Exhibit 10(eee) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10.22 —	1995 Naples Supplemental Retirement Income Program and Agreement (as amended and restated effective May 14, 2004) between Registrant and Ronald J. Naples dated August 4, 2004. Incorporated by reference to Exhibit 10(fff) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10.23 —	Change in Control Agreement by and between Registrant and Michael F. Barry, effective May 14, 2004. Incorporated by reference to Exhibit 10(hhh) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10.24 —	Credit Agreement between Registrant and Bank of America, N.A. and ABN AMRO Bank, N.V. and Banc of America Securities, in the amount of $100,000,000, dated October 14, 2005. Incorporated by reference to Exhibit 10(jjj) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2005.

10.25 —	Directors’ Deferred Compensation Plan (Amended and Restated as of May 5, 2004). Incorporated by reference to Exhibit 10(kkk) as filed by the Registrant with Form 10-K for the year 2005.*

10.26 —	Amendment One to Registrant’s 2001 Long-Term Performance Incentive Plan, effective February 22, 2005. Incorporated by reference to Exhibit 10.1 as filed by Registrant with Form 8-K filed on March 15, 2005.*

10.27 —	Form of Stock Option Agreement for associates under Registrant’s 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.2 as filed by Registrant with Form 8-K filed on March 15, 2005.*

10.28 —	Settlement Agreement and Release between Registrant, an inactive subsidiary of the Registrant, and Hartford Accident and Indemnity Company dated December 12, 2005. Incorporated by reference to Exhibit 10(nnn) as filed by the Registrant with Form 10-K for the year 2005.

10.29 —	Amendment to Registrant’s Deferred Compensation Plan for key officers dated December 20, 2005. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on December 22, 2005.*

10.30 —	Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on March 6, 2006.*

10.31 —	2001 Global Annual Incentive Plan, as amended and restated incorporated by reference to Appendix D to the Corporation’s definitive proxy statement filed on March 31, 2006.*

10.32 —	2006 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix E to the Corporation’s definitive proxy statement filed on March 31, 2006.*

10.33 —	Form of Stock Option Agreement provided for associates under the Registrant’s 2006 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 8-K filed on May 12, 2006.*

10.34 —	Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2006 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on June 27, 2006.*

10.35 —	Employment Agreement by and between Quaker Chemical Limited, a UK company and a subsidiary of Registrant, and Mark A. Harris, dated August 8, 2006. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on August 8, 2006.*

10.36 —	Employment Agreement by and between L. Willem Platzer and Quaker Chemical B.V., a Netherlands corporation and a subsidiary of Registrant, dated August 21, 2006. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on August 22, 2006.*

10.37 —	2006 Long-Term Performance Incentive Plan (amended and restated effective November 8, 2006). Incorporated by reference to Exhibit 10(www) as filed by the Registrant with Form 10-K for the year coded 2006.*

10.38 —	Amended and Restated Supplemental Retirement Income Program approved on November 8, 2006, to be effective January 1, 2005. Incorporated by reference to Exhibit 10(xxx) as filed by the Registrant with Form 10-K for the year ended 2006.*

10.39 —	Financing Agreement by and among Montgomery County Industrial Development Authority and Registrant and Brown Brothers Harriman & Co. dated February 1, 2007. Incorporated by reference to Exhibit 10(yyy) as filed by the Registrant with Form 10-K for the year ended 2006.

10.40 —	Settlement Agreement and Release between Registrant, an inactive subsidiary of Registrant and Federal Insurance Company dated March 26, 2007. Incorporated by reference to Exhibit 10(zzz) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007.

10.41 —	Change in Control Agreement by and between Registrant and L. Willem Platzer dated April 2, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10(aaaa) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007.*

10.42 —	Change in Control Agreement by and between Quaker Chemical Limited, a UK company and a subsidiary of Registrant, and Mark A. Harris dated April 10, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10(bbbb) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007.*

10.43 —	Change in Control Agreement by and between Registrant and Jan F. Nieman dated June 27, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10 (cccc) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2007.*

10.44 —	Memorandum of Employment dated June 28, 2007 between Registrant and Mark A. Featherstone, effective April 9, 2007. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on July 2, 2007.*

10.45 —	Second Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions. Incorporated by reference to Exhibit 10(eeee) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.

10.46 —	Claim Handling and Funding Agreement between SB Decking, Inc., an inactive subsidiary of Registrant, and Employers Insurance Company of Wausau dated September 25, 2007. Incorporated by reference to Exhibit 10(ffff) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.

10.47 —	Settlement Agreement and Mutual Release entered into between AC Products, Inc., wholly owned subsidiary of Registrant, and Orange County Water District, effective November 8, 2007.

21 —	Subsidiaries and Affiliates of the Registrant

23 —	Consent of Independent Registered Public Accounting Firm

31.1 —	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 —	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 —	Certification of Ronald J. Naples pursuant to 18 U.S.C. Section 1350.

32.2 —	Certification of Mark A. Featherstone pursuant to 18 U.S.C. Section 1350.

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.

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

Date: March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ RONALD J. NAPLES Ronald J. Naples Chairman of the Board and Chief Executive Officer	Principal Executive Officer and Director	March 5, 2008

/s/ MARK A. FEATHERSTONE Mark A. Featherstone Vice President, Chief Financial Officer and Treasurer	Principal Financial Officer	March 5, 2008

/s/ GEORGE H. HILL George H. Hill Global Controller	Principal Accounting Officer	March 5, 2008

/s/ JOSEPH B. ANDERSON, JR. Joseph B. Anderson, Jr.	Director	March 5, 2008

/s/ PATRICIA C. BARRON Patricia C. Barron	Director	March 5, 2008

/s/ DONALD R. CALDWELL Donald R. Caldwell	Director	March 5, 2008

Robert E. Chappell	Director	March , 2008

/s/ WILLIAM R. COOK William R. Cook	Director	March 5, 2008

/s/ EDWIN J. DELATTRE Edwin J. Delattre	Director	March 5, 2008

/s/ JEFFRY D. FRISBY Jeffry D. Frisby	Director	March 5, 2008

/s/ ROBERT H. ROCK Robert H. Rock	Director	March 5, 2008