Form 10-Q
period 2008-03-31
QUAKER CHEMICAL CORP
filed 2008-04-30
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on March 31, 2008	10,268,988

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

Item 1.	Financial Statements

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	March 31, 2008	December 31, 2007*
ASSETS
Current assets
Cash and cash equivalents	$20,527	$20,195
Accounts receivable, net	120,273	118,135
Inventories
Raw materials and supplies	25,880	24,447
Work-in-process and finished goods	38,679	36,291
Prepaid expenses and other current assets	16,057	14,433

Total current assets	221,416	213,501

Property, plant and equipment, at cost	184,355	175,878
Less accumulated depreciation	(120,648)	(113,591)

Net property, plant and equipment	63,707	62,287
Goodwill	45,799	43,789
Other intangible assets, net	7,668	7,873
Investments in associated companies	7,959	7,323
Deferred income taxes	32,018	30,257
Other assets	40,476	34,019

Total assets	$419,043	$399,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$3,875	$4,288
Accounts and other payables	68,519	67,380
Accrued compensation	9,730	17,287
Other current liabilities	17,701	17,396

Total current liabilities	99,825	106,351
Long-term debt	89,235	78,487
Deferred income taxes	8,209	7,583
Other non-current liabilities	77,557	71,722

Total liabilities	274,826	264,143

Minority interest in equity of subsidiaries	4,750	4,513

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued 2008- 10,268,988, 2007- 10,147,239 shares	10,269	10,147
Capital in excess of par value	11,844	10,104
Retained earnings	118,506	115,767
Accumulated other comprehensive (loss)	(1,152)	(5,625)

Total shareholders’ equity	139,467	130,393

Total liabilities and shareholders’ equity	$419,043	$399,049

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (Dollars in thousands, except per share and share amounts) Three Months Ended March 31,
	2008	2007
Net sales	$147,718	$124,891
Cost of goods sold	104,083	86,345

Gross margin	43,635	38,546
Selling, general and administrative expenses	34,504	31,919

Operating income	9,131	6,627
Other income, net	161	327
Interest expense	(1,419)	(1,554)
Interest income	237	204

Income before taxes	8,110	5,604
Taxes on income	2,765	1,844

	5,345	3,760
Equity in net income of associated companies	112	125
Minority interest in net income of subsidiaries	(364)	(348)

Net income	$5,093	$3,537

Per share data:
Net income – basic	$0.50	$0.36
Net income – diluted	$0.50	$0.35
Dividends declared	$0.23	$0.215
Based on weighted average number of shares outstanding:
Basic	10,085,859	9,907,683
Diluted	10,179,539	10,024,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands) For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$5,093	$3,537
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,680	2,719
Amortization	300	339
Equity in net income of associated companies, net of dividends	(112)	44
Minority interest in earnings of subsidiaries	364	348
Deferred income taxes	1,246	361
Deferred compensation and other, net	22	267
Stock-based compensation	376	262
(Gain) Loss on disposal of property, plant and equipment	(35)	5
Insurance settlement realized	(136)	(265)
Pension and other postretirement benefits	(2,458)	(869)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	1,159	(10,633)
Inventories	(2,374)	(3,019)
Prepaid expenses and other current assets	(3,037)	(873)
Accounts payable and accrued liabilities	(9,280)	2,749

Net cash used in operating activities	(6,192)	(5,028)

Cash flows from investing activities
Investments in property, plant and equipment	(1,949)	(2,721)
Proceeds from disposition of assets	65	—
Payments related to acquisitions	(1,000)	(1,000)
Insurance settlement received and interest earned	5,112	143
Change in restricted cash, net	(4,976)	122

Net cash used in investing activities	(2,748)	(3,456)

Cash flows from financing activities
Net decrease in short-term borrowings	(378)	(1,262)
Proceeds from long-term debt	9,844	5,277
Repayment of long-term debt	(251)	(225)
Dividends paid	(2,181)	(2,137)
Stock options exercised, other	1,486	1,809
Distributions to minority shareholders	—	(270)

Net cash provided by financing activities	8,520	3,192

Effect of exchange rate changes on cash	752	17

Net increase (decrease) in cash and cash equivalents	332	(5,275)
Cash and cash equivalents at beginning of period	20,195	16,062

Cash and cash equivalents at end of period	$20,527	$10,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

During the first quarter of 2008 and as required by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the Company changed the measurement date of its U.S. pension plan from November 30 to December 31 in order to coincide with the Company’s fiscal year end. This change did not have a material impact to the Company’s consolidated financial statements.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $8,588 and $13,152 for the three months ended March 31, 2008 and 2007, respectively.

Note 2 – Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations, and Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of these standards on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires expanded disclosure about the Company’s hedging activities and use of derivative instruments in its hedging activities. SFAS 161 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years. The Company is currently assessing the impact of this standard on its financial statements.

Note 3 – Uncertain Income Tax Positions

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

At December 31, 2007, the Company’s cumulative liability for gross unrecognized tax benefits was $10,861. As of March 31, 2008, the Company’s cumulative liability for gross unrecognized tax benefits was $11,814.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in its Consolidated Statement of Income. The Company had accrued $1,211 for cumulative interest and $809 for cumulative penalties at December 31, 2007. The Company has recognized $185 for interest and $35 for penalties on its Consolidated Statement of Income for the three-month period ended March 31, 2008 and at that date the Company had accrued $1,484 for cumulative interest and $885 for cumulative penalties.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the United Kingdom from 2001, Brazil from 2002, the Netherlands and Spain from 2003, Italy and the United States from 2004, China and India from 2005, and various domestic state tax jurisdictions from 1993.

In 2007, the Internal Revenue Service commenced a routine examination of the Company’s U.S. corporate income tax returns for the tax years ended December 31, 2005 and December 31, 2006. Based on the outcome of this examination, the Company may recognize changes to its unrecognized tax benefit.

In addition, the Company was under audit by the French tax authorities for tax years 2001 through 2004. The French tax authorities made several adjustments to the Company’s transfer pricing transactions and inter-company charges. During the three-month period ended March 31, 2008, the Company resolved several of these issues through the French administrative appeals process and with Competent Authority as provided under the U.S./French tax treaty. As a result of this partial resolution of the issues, the Company recognized a $381 decrease in its cumulative liability for gross unrecognized tax benefits for the period ended March 31, 2008.

Note 4 – Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurement. Subsequently, the FASB issued FASB Staff Position (“FSP”) 157-1 and FSP 157-2, which provided exceptions to applying the guidance to leasing transactions and to non-recurring nonfinancial assets and liabilities. Effective January 1, 2008, the Company adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company values its interest rate swaps, company-owned life insurance policies and various deferred compensation assets and liabilities at fair value. The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

	Fair Value as of March 31, 2008	Fair Value Measurements at March 31, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$3,726	$—	$3,726	$—
Company-owned life insurance - deferred compensation assets	2,229	—	2,229	—
Other deferred compensation assets	2,050	2,050	—	—

Total	$8,005	$2,050	$5,955	$—

Liabilities

Deferred compensation liabilities	$4,866	$4,866	$—	$—
Interest rate derivatives	2,251	—	2,251	—

Total	$7,117	$4,866	$2,251	$—

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms. The fair values of Other deferred compensation assets and liabilities are based on quoted prices in active markets. The fair values of interest rate derivatives are based on quoted market prices from various banks for similar instruments.

Note 5 – Stock-Based Compensation

The Company applies Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. The Company elected the modified prospective method in adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption.

The Company recognized approximately $376 of share-based compensation expense and $132 of related tax benefits in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2008. The compensation expense was comprised of $137 related to stock options, $198 related to nonvested stock awards, $11 related to the Company’s Employee Stock Purchase Plan, and $30 related to the Company’s Director Stock Ownership Plan.

Based on our historical experience, we have assumed a forfeiture rate of 13% on the nonvested stock. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and we will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options become exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant for options issued in 1999 or later and ten years for options issued in prior years. Beginning in 1999, the LTIP program provided for common stock awards, the value of which was generally derived from Company performance over a three-year period. Common stock awards issued in 2006, 2007 and 2008 under the LTIP program are subject only to time vesting over a three to five-year period. In addition, as part of the Company’s Global Annual Incentive Plan (“GAIP”), nonvested shares may be issued to key employees, which generally vest over a two to five-year period.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Stock option activity under all plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2007	1,033,175	$21.36
Options granted	145,184	19.45
Options exercised	(79,738)	20.83
Options forfeited	—	—
Options expired	(76,112)	17.80

Balance at March 31, 2008	1,022,509	$21.40	3.8

Exercisable at March 31, 2008	736,629	$21.62	2.8

The total intrinsic value of options exercised during the first quarter of 2008 was approximately $196. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of March 31, 2008, the total intrinsic value of options outstanding was approximately $10,115, and the total intrinsic value of exercisable options was approximately $7,155.

A summary of the Company’s outstanding stock options at March 31, 2008 is as follows:

Range of Exercise Prices	Number Outstanding at 3/31/2008	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/2008	Weighted Average Exercise Price
$15.97 - $18.62	21,200	0.5	$17.21	21,200	$17.21
18.63 - 21.28	566,109	3.5	19.93	383,725	20.11
21.29 - 23.94	309,800	4.7	22.48	209,304	22.17
23.95 - 26.60	125,400	3.0	26.06	125,400	26.06

	1,022,509	3.8	21.40	739,629	21.62

As of March 31, 2008, unrecognized compensation expense related to options granted during 2006 was $164, for options granted during 2007 was $458 and for options granted during 2008 was $549.

During the first quarter of 2008, the Company granted 145,184 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.1%, expected volatility of 30.31%, risk free interest rate of 3.15%, an expected term of 6 years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $32 of expense was recorded on these options during 2008. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Under the Company’s LTIP plan, 72,110 shares of nonvested stock were outstanding at December 31, 2007. In the first quarter of 2008, 48,431 shares of nonvested stock were granted at a weighted average grant date fair value of $19.45. None of these awards were vested or were forfeited and 120,541 were outstanding as of March 31, 2008. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of March 31, 2008, unrecognized compensation expense related to these awards was $1,490, to be recognized over a weighted average remaining period of 2.3 years.

Under the Company’s GAIP plan, 42,500 shares of nonvested stock were granted during the second quarter of 2005 at a weighted average grant date fair value of $20.12 per share. At December 31, 2007, 27,500 shares were outstanding. Through March 31, 2008, 13,750 shares vested and were issued, no shares were forfeited and 13,750 shares were outstanding. As of March 31, 2008, unrecognized compensation expense related to these awards was $92, to be recognized over a weighted average remaining period of 1.5 years.

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

2003 Director Stock Ownership Plan

In March 2003, our Board of Directors approved a stock ownership plan for each member of our Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the committee may elect to adjust the number of shares. As of March 31, 2008, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock receives 20% of the annual retainer in Common Stock and 80% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. The annual retainer is $28. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. For the three months ended March 31, 2008 and 2007, the Company recorded approximately $30 and $31, respectively.

Note 6 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended March 31,
	2008	2007
Numerator for basic EPS and diluted EPS–net income	$5,093	$3,537

Denominator for basic EPS–weighted average shares	10,085,859	9,907,683
Effect of dilutive securities, primarily employee stock options and nonvested stock	93,680	117,222

Denominator for diluted EPS–weighted average shares and assumed conversions	10,179,539	10,024,905

Basic EPS	$0.50	$0.36
Diluted EPS	$0.50	$0.35

The following number of stock options are not included in the earnings per share since in each case the exercise price is greater than the market price: 376,652 and 321,790 for the three months ended March 31, 2008 and 2007, respectively.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

The table below presents information about the reported segments:

	Three Months Ended March 31,
	2008	2007
Metalworking Process Chemicals
Net Sales	$137,415	$116,348
Operating Income	18,411	17,513
Coatings
Net Sales	9,311	8,354
Operating Income	2,216	1,872
Other Chemical Products
Net Sales	992	189
Operating Income	(9)	(60)

Total
Net Sales	147,718	124,891
Operating Income	20,618	19,325
Non-operating expenses	(11,187)	(12,359)
Amortization	(300)	(339)
Interest expense	(1,419)	(1,554)
Interest income	237	204
Other income, net	161	327

Consolidated income before taxes	$8,110	$5,604

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated affiliates.

Note 8 – Comprehensive Income

The following table summarizes comprehensive income:

	Three Months Ended March 31,
	2008	2007
Net income	$5,093	$3,537
Change in fair value of derivatives	(746)	(117)
Unrealized gain on available-for-sale-securities	(187)	41
SFAS 158 liability	169	253
Foreign currency translation adjustments	5,237	1,279

Comprehensive income	$9,566	$4,993

Note 9 – Business Acquisitions

In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6,700. In addition, annual $1,000 payments for four years are paid subject to the former minority partners’ compliance with the terms of the purchase agreement. The third $1,000 payment was made in February 2008 and was recorded as goodwill assigned to the Metalworking Process Chemicals segment.

Note 10 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2007	$35,708	$8,081	$43,789
Goodwill additions	1,000	—	1,000
Currency translation adjustments	1,010	—	1,010

Balance as of March 31, 2008	$37,718	$8,081	$45,799

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2008 and December 31, 2007 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2008	2007	2008	2007
Amortized intangible assets
Customer lists and rights to sell	$8,529	$8,391	$3,537	$3,340
Trademarks and patents	1,788	1,788	1,788	1,788
Formulations and product technology	3,278	3,278	1,998	1,931
Other	3,420	3,384	2,624	2,509

Total	$17,015	$16,841	$9,947	$9,568

The Company recorded $300 and $339 of amortization expense in the first three months of 2008 and 2007, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2008	$1,191
For the year ended December 31, 2009	$1,127
For the year ended December 31, 2010	$903
For the year ended December 31, 2011	$833
For the year ended December 31, 2012	$735
For the year ended December 31, 2013	$549

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Note 11 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Service cost	$654	$609	$6	$5
Interest cost and other	1,593	1,447	125	135
Expected return on plan assets	(1,547)	(1,251)	—	—
Other amortization, net	212	322	—	—

Net periodic benefit cost	$912	$1,127	$131	$140

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to make minimum cash contributions of $6,669 to its pension plans and $1,000 to its other postretirement benefit plan in 2008. As of March 31, 2008, $3,208 and $318 of contributions have been made, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

During the first quarter of 2008 and as required by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the Company changed the measurement date of its U.S. pension plan from November 30 to December 31 in order to coincide with the Company’s fiscal year end. This change did not have a material impact to the Company’s consolidated financial statements.

Note 12 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000 in two equal installments of $1,000 (the first installment paid October 31, 2007 and the second installment paid on February 15, 2008). In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the Federal maximum contaminant level for four consecutive quarterly sampling events. During the third quarter of 2007, the Company recognized a $3,300 charge made up of $2,000 for the settlement of the litigation, plus an increase in its reserve for its soil and water remediation program of $1,300. As of March 31, 2008, the Company believes that the range of potential-known liabilities associated with ACP contamination, including the water and soil remediation program, is approximately $2,400 to $4,400, for which the Company has sufficient reserves.

The low and high ends of the range are based on the length of operation of the two extraction wells as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction wells, groundwater monitoring, one-time expenses to insure P-3 is hydraulically containing the PERC plume and program management. The duration of the well operation was estimated based on historical trends in concentrations in the monitoring wells within the proximity of the applicable extraction wells. Also factored into the model was the impact of water injected into the underground aquifer from a planned recharge basin adjacent to the ACP site, as well as from an injection well to be installed and operated by OCWD as part of the groundwater treatment system for contaminants which are the subject of the aforementioned litigation. Based on the modeling, it is estimated that P-2 will operate for three and half years to up to five years and P-3 will operate for six years to up to nine years. Operation and maintenance costs were based on historical expenditures and estimated inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period. Also included in the reserve are anticipated expenditures to operate an on-site soil vapor extraction system.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $99 and $159 was accrued at March 31, 2008 and December 31, 2007, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $13,800 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary has challenged the applicability of these limits to the claims being brought against the subsidiary. In response to this challenge, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement are structured to be received over a four-year period with annual installments of $5,000, the first of which was received early in the second quarter of 2007 and the second of

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

which was received in the first quarter of 2008. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, the insurance carrier’s obligation to make the subsequent installments will be cancelled. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes, that if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

The revenue growth in the first quarter of 2008 was primarily due to increased selling prices, higher volumes in foreign markets, as well as higher CMS revenues due to the 2007 renewal and renegotiation of several of the Company’s contracts. Higher selling prices helped to partially offset higher raw material costs resulting in a 13.2% increase in gross margin dollars but with a decrease in gross margin as a percentage of sales as compared to the first quarter of 2007. Raw material costs continue to be higher as compared to the prior year and have continued to increase steadily and significantly thus far in 2008. The Company’s selling, general and administrative expenses as a percentage of sales declined to 23.3% for the first quarter of 2008 compared to 25.6% for the first quarter of 2007. Inflationary cost increases were largely offset by lower legal and environmental costs and lower incentive compensation expense.

The net result was a considerable improvement in earnings per diluted share of $0.50 for the first quarter of 2008, compared to $0.35 for the first quarter of 2007. Notwithstanding the Company’s improved performance, the continued strength of the business environment is subject to limited visibility due to continued raw material price volatility and an uncertain global economic environment. With crude oil in excess of $100 per barrel and animal fats and vegetable oils impacted by increased biodiesel consumption, raw material prices continue to be a challenge. Any improvement in gross margin as a percentage of sales will depend in part upon a sustained period of stable or declining raw material costs. While demand is generally expected to remain stable, volume in certain markets was limited by customer end-market issues, including reduced vehicle sales experienced by some automotive customers and reduced steel demand, particularly in North America. The Company will remain focused on pursuing revenue opportunities, managing its raw material and other costs, and pursuing pricing initiatives.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $20.5 million at March 31, 2008 from $20.2 million at December 31, 2007. The increase resulted primarily from $6.2 million of cash used in operating activities, $2.7 million of cash used in investing activities, offset by $8.5 million of cash provided by financing activities.

Net cash flows used in operating activities were $6.2 million for the first three months of 2008, compared to $5.0 million for the first three months of 2007. The increased use of cash was largely due to an increased investment in working capital compared to the prior year period. The Company remains focused on limiting the pace of its investment in working capital. Significant factors impacting the working capital accounts for the first three months of 2008 include the first quarter payment of the Company’s annual incentive compensation, as well as the final $1.0 million payment pursuant to the settlement agreement with AC Products, Inc., a wholly owned subsidiary and the Orange County Water District. See also Note 12 of Notes to Condensed Consolidated Financial Statements. In addition, the Company’s higher net income was largely offset by increased pension contributions compared to the prior year. In 2007, the Company received a refund of pension premiums attributable to one of its foreign pension plans.

Net cash flows used in investing activities were $2.7 million for the first three months of 2008, compared to $3.5 million used in investing activities for the first three months of 2007. The decreased use of cash was primarily due to lower capital expenditures related to the Company’s manufacturing facility in China. In the first quarter of 2008, the Company made the third of four annual payments of $1.0 million related to the 2005 acquisition of the remaining 40% interest in its Brazilian joint venture. In addition, the second of four annual $5.0 million payments was received in the first quarter of 2008 pursuant to the settlement agreement and release entered into during the first quarter of 2007 by an inactive subsidiary of the Company and one of its insurance carriers. These proceeds are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted, and such legislation eliminates the carrier’s obligation the make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the subsequent installments will be cancelled.

Net cash flows provided by financing activities were $8.5 million for the first three months of 2008, as compared to $3.2 million of cash provided by financing activities in the first three months of 2007. The increase was caused primarily by greater borrowings in 2008 used to fund the Company’s working capital needs and first quarter payment of the Company’s annual incentive compensation.

The Company had a net debt-to-total-capital ratio of 34% at March 31, 2008, compared to 43% at March 31, 2007 and 32% at December 31, 2007. At March 31, 2008, the Company had approximately $84.4 million outstanding on its credit lines, compared to $73.8 million at December 31, 2007. At March 31, 2008, the Company’s gross FIN 48 liability, including penalties and interest, was $14.2 million. The Company cannot determine a reliable estimate of the timing of the cash flows by period related to its FIN 48 liability. However, should the FIN 48 liability be paid, the amount of the payment may be reduced by offsetting benefits in other tax jurisdictions by $5.2 million. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of First Quarter 2008 with First Quarter of 2007

Net sales for the first quarter were $147.7 million, up 18.3% from $124.9 million for the first quarter 2007. The increase in net sales was attributable to volume growth, higher sales prices and foreign exchange rate translation. Volume growth was realized in virtually all the Company’s regions, including higher revenue related to the Company’s CMS channel. Foreign exchange rate translation increased revenues by approximately 8% for the first quarter of 2008, compared to the same period in 2007. Selling price increases were realized, in part as a result of an ongoing effort to offset higher raw material costs. CMS revenues were higher due to the full year impact of additional CMS accounts gained in 2007, as well as the renewal and restructuring of several of the Company’s CMS contracts.

Gross margin dollars were up more than $5.0 million, or 13.2% for the first quarter of 2008, compared to the same period in 2007. However, the gross margin percentage was 29.5% for the first quarter of 2008, compared to 30.9% for the first quarter of 2007. The Company’s larger mix of CMS revenues reported on a gross versus pass-through basis decreased gross margin as a percentage of sales by approximately 0.5 percentage points. The remaining decline in gross margin as a percentage of sales is due to increased raw material costs in excess of price increases, as well as product and regional sales mix. The Company has announced and implemented a number of price increases to further aid in offsetting unprecedented levels in the Company’s key raw material costs.

Selling, general and administrative expenses for the quarter increased $2.6 million, compared to the first quarter of 2007. Foreign exchange rate translation accounted for the majority of the increase over the prior year. Inflationary increases were largely offset by lower legal and environmental costs and lower incentive compensation expense.

The decrease in other income was primarily due to foreign exchange rate losses in 2008 compared to gains in 2007. Net interest expense was lower due to lower average borrowings as well as lower interest rates.

The effective tax rate was 34.1% for the first quarter of 2008, compared to 32.9% for the first quarter of 2007. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. At the end of 2007, the Company had net U.S. deferred tax assets totaling $16.8 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The continued price pressure in the Company’s raw materials has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Net income for the first quarter of 2008 was $5.1 million, up 44% compared to $3.5 million for the first quarter of 2007, primarily as a result of increased sales and gross margin offset in part by higher selling, general and administrative expenses.

Segment Reviews—Comparison of the First Quarter 2008 with First Quarter 2007

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales for the first quarter of 2008. Net sales were up $21.1 million, or 18%, compared with the first quarter of 2007. Foreign currency translation positively impacted net sales by approximately 9%, driven by the euro to U.S. dollar, Brazilian real to U.S. dollar and Chinese renminbi to U.S. dollar exchange rates. The average euro to U.S. dollar exchange rate was 1.50 in the first quarter of 2008 compared to 1.31 in the first quarter of 2007, the average Brazilian real to U.S. dollar exchange rate was 0.58 in the first quarter of 2008 compared to 0.47 in the first quarter of 2007, and the average Chinese renminbi to U.S. dollar exchange rate was 0.14 in the first quarter of 2008 compared to 0.13 in the first quarter of 2007. Net sales were positively impacted by growth of 18.4% in Asia/Pacific, 10.2% in North America, 5.1% in Europe and 4.3% in South America, all on a constant currency basis. The growth in sales was attributable to higher sales prices and mix, volume growth and higher CMS sales to due to the renegotiation of certain contracts in 2007. The increased selling prices were implemented, in part, to offset higher raw material costs. The $0.9 million or 5% increase in this segment’s operating income compared to the first quarter of 2007 on a sales increase of 18% is reflective of the pace at which raw material costs have continued to increase.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales for the first quarter of 2008, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $1.0 million, or 12%, for the first quarter of 2008 compared with the prior year period, primarily due to higher chemical milling maskant product sales sold to the aerospace industry. This segment’s operating income was up $0.3 million, consistent with the volume increases noted above.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales for the first quarter of 2008, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were up $0.8 million, reflective of this segment’s second quarter 2007 acquisition of Frontier Research and Chemicals Company. Operating income for the first quarter of 2008 was flat with the first quarter of 2007 at a slight loss.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of March 31, 2008, Quaker had $84.4 million in borrowings under its credit facilities compared to $73.8 million at December 31, 2007, at a weighted average borrowing rate of approximately 5.8%. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. The Company has entered into seven interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $35.0 million and a fair value of $(2.3) million and $(1.1) million at March 31, 2008 and December 31, 2007, respectively. The counterparties to the swaps are major financial institutions. In February 2007, the Company completed a refinancing of its existing industrial development bonds to fix the interest rate of an additional $5.0 million of debt.

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

Changes in internal controls. The Company is in the process of implementing a global ERP system. At the end of 2007, subsidiaries representing more than 75% of consolidated revenue were operational on the global ERP system. Additional subsidiaries and CMS sites have been implemented and are planned to be implemented during 2008. The Company is taking the necessary steps to monitor and maintain its internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during this period of change.

PART II. OTHER INFORMATION

Items 1, 1A., 2, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 6.	Exhibits

(a) Exhibits

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

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Mark A. Featherstone
Date: April 30, 2008	Mark A. Featherstone, officer duly authorized to sign this report, Vice President and Chief Financial Officer