Form 10-Q
period 2008-06-30
QUAKER CHEMICAL CORP
filed 2008-08-01
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-12019

QUAKER CHEMICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-0993790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Quaker Park, 901 Hector Street, Conshohocken, Pennsylvania	19428-0809
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on June 30, 2008	10,612,269

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * *

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	June 30, 2008	December 31, 2007*
ASSETS
Current assets
Cash and cash equivalents	$22,170	$20,195
Construction fund (restricted cash)	9,325	—
Accounts receivable, net	121,599	118,135
Inventories
Raw materials and supplies	27,893	24,447
Work-in-process and finished goods	38,667	36,291
Prepaid expenses and other current assets	14,516	14,433

Total current assets	234,170	213,501

Property, plant and equipment, at cost	190,596	175,878
Less accumulated depreciation	(123,836)	(113,591)

Net property, plant and equipment	66,760	62,287
Goodwill	47,129	43,789
Other intangible assets, net	7,480	7,873
Investments in associated companies	7,972	7,323
Deferred income taxes	30,480	30,257
Other assets	40,315	34,019

Total assets	$434,306	$399,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,818	$4,288
Accounts and other payables	73,718	67,380
Accrued compensation	11,403	17,287
Other current liabilities	17,280	17,396

Total current liabilities	105,219	106,351
Long-term debt	87,405	78,487
Deferred income taxes	8,784	7,583
Other non-current liabilities	75,118	71,722

Total liabilities	276,526	264,143

Minority interest in equity of subsidiaries	4,883	4,513

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued 2008 – 10,612,269; 2007 – 10,147,239 shares	10,612	10,147
Capital in excess of par value	19,029	10,104
Retained earnings	120,375	115,767
Accumulated other comprehensive income (loss)	2,881	(5,625)

Total shareholders’ equity	152,897	130,393

Total liabilities and shareholders’ equity	$434,306	$399,049

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (Dollars in thousands, except per share and share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$158,188	$137,598	$305,906	$262,489
Cost of goods sold	113,402	94,986	217,485	181,331

Gross margin	44,786	42,612	88,421	81,158
Selling, general and administrative expenses	37,153	35,409	71,657	67,328
CEO transition costs	1,880	—	1,880	—

Operating income	5,753	7,203	14,884	13,830
Other income, net	1,687	909	1,848	1,236
Interest expense	(1,337)	(1,660)	(2,756)	(3,215)
Interest income	358	159	595	364

Income before taxes	6,461	6,611	14,571	12,215
Taxes on income	2,116	2,298	4,881	4,142

	4,345	4,313	9,690	8,073
Equity in net income of associated companies	187	266	299	391
Minority interest in net income of subsidiaries	(211)	(428)	(575)	(776)

Net income	$4,321	$4,151	$9,414	$7,688

Per share data:
Net income – basic	$0.42	$0.42	$0.92	$0.77
Net income – diluted	$0.41	$0.41	$0.91	$0.76
Dividends declared	$0.23	$0.215	$0.46	$0.43
Based on weighted average number of shares outstanding:
Basic	10,285,121	9,983,535	10,185,490	9,945,819
Diluted	10,559,449	10,118,653	10,366,569	10,074,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands)
	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$9,414	$7,688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,457	5,500
Amortization	606	611
Equity in undistributed earnings of associated companies, net of dividends	(299)	(26)
Minority interest in earnings of subsidiaries	575	776
Deferred compensation and other, net	2,498	1,276
Stock-based compensation	1,762	561
(Gain) loss on disposal of property, plant and equipment	(76)	6
Insurance settlement realized	(685)	(913)
Pension and other postretirement benefits	(3,311)	(1,773)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	1,013	(14,785)
Inventories	(3,806)	(3,921)
Prepaid expenses and other current assets	(885)	(989)
Accounts payable and accrued liabilities	(4,146)	3,123

Net cash provided by (used in) operating activities	8,117	(2,866)

Cash flows from investing activities
Investments in property, plant and equipment	(7,038)	(4,180)
Payments related to acquisitions	(1,000)	(1,527)
Proceeds from disposition of assets	117	106
Insurance settlement received and interest earned	5,178	5,326
Change in restricted cash, net	(13,818)	(4,413)

Net cash used in investing activities	(16,561)	(4,688)

Cash flows from financing activities
Net decrease in short-term borrowings	(1,488)	(2,841)
Proceeds from long-term debt	10,000	10,921
Repayments of long-term debt	(2,120)	(448)
Dividends paid	(4,550)	(4,304)
Stock options exercised, other	7,628	2,605
Distributions to minority shareholders	—	(270)

Net cash provided by financing activities	9,470	5,663

Effect of exchange rate changes on cash	949	346

Net increase (decrease) in cash and cash equivalents	1,975	(1,545)
Cash and cash equivalents at beginning of period	20,195	16,062

Cash and cash equivalents at end of period	$22,170	$14,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

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

As previously disclosed on May 7, 2008, Ronald J. Naples, Chairman and Chief Executive Officer of the Company, has announced his plan to retire as Chief Executive Officer, effective October 3, 2008. The Company is recognizing certain accelerated and other costs in accordance with Mr. Naples’ Employment, Transition and Consulting Agreement. Over the course of the next three years, the Company anticipates taking a charge to earnings of approximately $5,800 of which $3,500 would be incurred in 2008, $1,900 in 2009, and $400 in 2010. The $1,880 charge, or approximately $0.12 per diluted share, incurred in the second quarter of 2008 includes incremental equity compensation expense of $975, a special bonus of $642, $65 related to his annual bonus, and incremental expense of $198 related to the Company’s Supplemental Retirement Income Plan. Refer to Note 5 – Stock-Based Compensation and the Company’s current report on Form 8-K, filed on May 13, 2008 for further information.

During the second quarter of 2008, the Company received a net arbitration award of $956, or approximately $0.04 per diluted share, related to litigation with one of the former owners of the Company’s Italian affiliate. This net award was recorded in “Other income.”

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $16,880 and $26,848 for the six months ended June 30, 2008 and 2007, respectively.

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

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires expanded disclosure about the Company’s hedging activities and use of derivative instruments in its hedging activities. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008 and for interim periods within those fiscal years. The Company is currently assessing the impact of this standard on its financial statements.

In June 2008, the FASB issued FASB Staff Position, FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 changes the way earnings per share is calculated for share-based payments that have not vested. FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years. The Company is currently assessing the impact of this standard on its financial statements.

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

At December 31, 2007, the Company’s cumulative liability for gross unrecognized tax benefits was $10,861. As of June 30, 2008, the Company’s cumulative liability for gross unrecognized tax benefits was $12,226.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in its Consolidated Statement of Income. The Company had accrued $1,211 for cumulative interest and $809 for cumulative penalties at December 31, 2007. The Company has recognized $191 and $376 for interest and $10 and $45 for penalties on its Consolidated Statement of Income for the three-month period and six-month period ended June 30, 2008, respectively, and, as of June 30, 2008, the Company had accrued $1,675 for cumulative interest and $895 for cumulative penalties.

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

In addition, the Company was under audit by the French tax authorities for tax years 2001 through 2004. The French tax authorities made several adjustments to the Company’s transfer pricing transactions and inter-company charges. During the three-month period ended March 31, 2008, the Company resolved several of these issues through the French administrative appeals process and with Competent Authority as provided under the U.S./French tax treaty. As a result of this partial resolution of the issues, the Company recognized a $381 decrease in its cumulative liability for gross unrecognized tax benefits for the six-month period ended June 30, 2008.

Note 4 – Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurement. Subsequently, the FASB issued FASB Staff Position (“FSP”) 157-1 and FSP 157-2, which provided exceptions to applying the guidance to leasing transactions and to non-recurring nonfinancial assets and liabilities. Effective January 1, 2008, the Company adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company values its interest rate swaps, company-owned life insurance policies and various deferred compensation assets and liabilities at fair value. The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

	Fair Value as of June 30, 2008	Fair Value Measurements at June 30, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$3,602	$—	$3,602	$—
Company-owned life insurance—Deferred compensation assets	2,196	—	2,196	—
Other deferred compensation assets	2,028	2,028	—	—

Total	$7,826	$2,028	$5,798	$—

Liabilities
Deferred compensation liabilities	$4,862	$4,862	$—	$—
Interest rate derivatives	1,131	—	1,131	—

Total	$5,993	$4,862	$1,131	$—

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

On May 7, 2008, Ronald J. Naples, Chairman and Chief Executive Officer of the Company, announced that he plans to retire as the Company’s Chief Executive Officer, effective October 3, 2008. In accordance with Mr. Naples’ Employment, Transition and Consulting Agreement, Mr. Naples’ equity-based compensation awards (both nonvested stock and stock options) had to be re-measured and vesting accelerated to coincide with the October 3, 2008 retirement date. These actions resulted in incremental equity compensation expense of approximately $975 ($396 nonvested stock and $579 stock options) during the six months ended June 30, 2008. These incremental expenses are included in the following reconciliation of total equity-based compensation expense.

The Company recognized approximately $1,762 of share-based compensation expense and $617 of related tax benefits in our unaudited condensed consolidated statement of income for the six months ended June 30, 2008. The compensation expense was comprised of $869 related to stock options, $806 related to nonvested stock awards, $23 related to the Company’s Employee Stock Purchase Plan, and $64 related to the Company’s Director Stock Ownership Plan.

Based on our historical experience, we have assumed a forfeiture rate of 13% on the nonvested stock. Under the true-up provisions of SFAS 123(R), we will record additional expense if the actual forfeiture rate is lower than we estimated, and we will record a recovery of prior expense if the actual forfeiture rate is higher than we estimated.

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

Stock option activity under all plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2007	1,033,175	$21.36
Options granted	145,184	19.45
Options exercised	(464,020)	21.39
Options forfeited	—	—
Options expired	(76,112)	17.80

Balance at June 30, 2008	638,227	$21.33	4.5

Exercisable at June 30, 2008	355,347	$21.73	3.3

The total intrinsic value of options exercised during the six months ended June 30, 2008 was approximately $3,682. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of June 30, 2008, the total intrinsic value of options outstanding was approximately $3,401, and the total intrinsic value of exercisable options was approximately $1,751.

A summary of the Company’s outstanding stock options at June 30, 2008 is as follows:

Range of Exercise Prices	Number Outstanding at 6/30/2008	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/2008	Weighted Average Exercise Price
$15.97 - $18.62	1,200	0.2	$16.50	1,200	$16.50
$18.63 - $21.28	347,541	4.6	19.81	165,157	20.10
$21.29 - $23.94	242,586	4.7	22.61	142,090	22.25
$23.94 - $26.60	46,900	2.8	26.07	46,900	26.07

	638,227	4.5	21.33	355,347	21.73

As of June 30, 2008, unrecognized compensation expense related to options granted during 2006 was $174, for options granted during 2007 was $453 and for options granted during 2008 was $716.

During the first quarter of 2008, the Company granted 145,184 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.1%, expected volatility of 30.31%, risk free interest rate of 3.15%, an expected term of 6 years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $404 of expense was recorded on these options during the six months ended June 30, 2008. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Under the Company’s LTIP plan, 72,110 shares of nonvested stock were outstanding at December 31, 2007. In the first quarter of 2008, 48,431 shares of nonvested stock were granted at a weighted average grant date fair value of $19.45. In the second quarter of 2008, 5,000 shares of nonvested stock were granted at a weighted average grant date fair value of $30.51. In addition, in the second quarter of 2008, 1,536 shares of nonvested stock were granted to Directors at a weighted average grant date fair value of $31.10. As of June 30, 2008, 1,200 of these awards were vested, 900 shares were forfeited and 124,977 shares were outstanding. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of June 30, 2008, unrecognized compensation expense related to these awards was $1,651, to be recognized over a weighted average remaining period of 1.5 years.

Under the Company’s GAIP, 42,500 shares of nonvested stock were granted during the second quarter of 2005 at a weighted average grant date fair value of $20.12 per share. At December 31, 2007, 27,500 shares were outstanding. Through June 30, 2008, 13,750 shares vested and were issued, no shares were forfeited and 13,750 shares were outstanding. As of June 30, 2008, unrecognized compensation expense related to these awards was $75, to be recognized over a weighted average remaining period of 1.3 years.

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

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the committee may elect to adjust the number of shares. As of June 30, 2008, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock receives 20% of the annual retainer in Common Stock and 80% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. The annual retainer is $28. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. For the three and six months ended June 30, 2008, the Company recorded approximately $34 and $64 of compensation expense, respectively. For the three and six months ended June 30, 2007, the Company recorded approximately $30 and $61, respectively.

Note 6—Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator for basic EPS and diluted EPS– net income	$4,321	$4,151	$9,414	$7,688

Denominator for basic EPS–weighted average shares	10,285,121	9,983,535	10,185,490	9,945,819
Effect of dilutive securities, primarily employee stock options and non-vested stock	274,328	135,118	181,079	128,241

Denominator for diluted EPS–weighted average shares and assumed conversions	10,559,449	10,118,653	10,366,569	10,074,060

Basic EPS	$0.42	$0.42	$0.92	$0.77
Diluted EPS	$0.41	$0.41	$0.91	$0.76

The following number of stock options is not included in the earnings per share since in each case the exercise price is greater than the market price: 0 and 127,200 for the three months ended June 30, 2008 and 2007, and 150,954 and 277,940 for the six months ended June 30, 2008 and 2007, respectively.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

The table below presents information about the reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Metalworking Process Chemicals
Net sales	$146,223	$126,798	$283,638	$243,146
Operating income	17,069	19,735	35,480	37,248
Coatings
Net sales	10,717	9,803	20,028	18,157
Operating income	2,610	2,295	4,826	4,167
Other Chemical Products
Net sales	1,248	997	2,240	1,186
Operating income	65	145	56	85

Total
Net sales	158,188	137,598	305,906	262,489
Operating income	19,744	22,175	40,362	41,500
Non-operating expenses	(11,805)	(14,700)	(22,992)	(27,059)
CEO transition costs	(1,880)	—	(1,880)	—
Amortization	(306)	(272)	(606)	(611)
Interest expense	(1,337)	(1,660)	(2,756)	(3,215)
Interest income	358	159	595	364
Other income, net	1,687	909	1,848	1,236

Consolidated income before taxes	$6,461	$6,611	$14,571	$12,215

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

Note 8 – Comprehensive Income

The following table summarizes comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$4,321	$4,151	$9,414	$7,688
Change in fair value of derivatives	727	346	(19)	229
Unrealized gain on available-for-sale securities	(25)	91	(212)	132
SFAS 158 liability	176	266	345	519
Foreign currency translation adjustments	3,155	2,861	8,392	4,140

Comprehensive income	$8,354	$7,715	$17,920	$12,708

Note 9 – Debt and Restricted Cash

In May 2008, the Company entered into a financing agreement to issue a $10,000 Industrial Development Revenue Bond to finance the expansion of the Company’s Middletown, OH manufacturing facility. The bond is redeemable on May 1, 2028, and bears interest at an annual rate of 4.76%, payable monthly.

Proceeds from the bond issuance are restricted, and can be used only for capital expenditures related to the expansion. Of the $10,000 received from the bond issuance, approximately $675 had been expended at June 30, 2008.

Note 10 – Business Acquisitions and Divestitures

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 11 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2007	$35,708	$8,081	$43,789
Goodwill additions	1,000	—	1,000
Currency translation adjustments	2,340	—	2,340

Balance as of June 30, 2008	$39,048	$8,081	$47,129

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2008 and December 31, 2007 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2008	2007	2008	2007
Amortized intangible assets
Customer lists and rights to sell	$8,614	$8,391	$3,693	$3,340
Trademarks and patents	1,788	1,788	1,788	1,788
Formulations and product technology	3,278	3,278	2,063	1,931
Other	3,547	3,384	2,803	2,509

Total	$17,227	$16,841	$10,347	$9,568

The Company recorded $606 and $611 of amortization expense in the first six months of 2008 and 2007, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2008	$1,203
For the year ended December 31, 2009	$1,139
For the year ended December 31, 2010	$909
For the year ended December 31, 2011	$838
For the year ended December 31, 2012	$739
For the year ended December 31, 2013	$553

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Note 12 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three and six months ended June 30, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$748	$621	$6	$5	$1,402	$1,230	$12	$10
Interest cost and other	1,666	1,460	125	135	3,259	2,907	250	270
Expected return on plan assets	(1,566)	(1,261)	—	—	(3,113)	(2,512)	—	—
Other amortization, net	283	324	—	—	495	646	—	—

Net periodic benefit cost	$1,131	$1,144	$131	$140	$2,043	$2,271	$262	$280

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to make minimum cash contributions of $6,669 to its pension plans and $1,000 to its other postretirement benefit plan in 2008. As of June 30, 2008, $5,087 and $610 of contributions have been made, respectively.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 13 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000 in two equal installments of $1,000 (the first installment paid October 31, 2007 and the second installment paid on February 15, 2008). In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the Federal maximum contaminant level for four consecutive quarterly sampling events. During the third quarter of 2007, the Company recognized a $3,300 charge made up of $2,000 for the settlement of the litigation, plus an increase in its reserve for its soil and water remediation program of $1,300. As of June 30, 2008, the Company believes that the range of potential-known liabilities associated with ACP contamination, including the water and soil remediation program, is approximately $2,200 to $4,200, for which the Company has sufficient reserves.

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

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $99 and $159 was accrued at June 30, 2008 and December 31, 2007, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $13,800 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary has challenged the applicability of these limits to the claims being brought against the subsidiary. In response to this challenge, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement are structured to be received over a four-year period with annual installments of $5,000, the first of which was received early in the second quarter of 2007 and the second of which was received in the first quarter of 2008. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, the insurance carrier’s obligation to make the subsequent installments will be cancelled. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes, that if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

The revenue growth in the second quarter of 2008 was primarily due to increased selling prices, as volume growth in Asia/Pacific and South America, as well as higher revenue from Chemical Management Services (“CMS”), was largely offset by volume declines in the Company’s other regions. Higher selling prices helped to partially offset higher raw material costs resulting in a 5.1% increase in gross margin dollars but with a decrease in the gross margin percentage as compared to the second quarter of 2007. Raw material costs are significantly higher than the prior year with rapid increases occurring later in the second quarter and continuing into the third quarter of 2008. The Company’s selling, general and administrative expenses as a percentage of sales declined to 23.5% for the second quarter of 2008, compared to 25.7% for the second quarter of 2007. Investments in higher growth areas, as well as inflationary increases, were more than offset by lower legal and environmental costs and lower incentive compensation expense.

The second quarter results include approximately $1.9 million of incremental pre-tax charges, or approximately $0.12 per diluted share, related to the previously announced retirement of the Company’s Chief Executive Officer as discussed in the Company’s 8-K filed on May 13, 2008.

The net result was earnings per diluted share of $0.41 for the second quarter of 2008, consistent with $0.41 for the second quarter of 2007. The continued strength of the business environment is subject to limited visibility due to continued raw material price volatility and an uncertain global economic environment. With crude oil at or near all time highs and animal fats and vegetable oils impacted by increased biodiesel consumption, raw material prices continue to be a challenge. Any improvement in gross margin as a percentage of sales will depend in part upon a sustained period of stable or declining raw material costs. While demand is generally expected to remain stable, there are some signs of lower economic activity and inflation in all regions. Volume in certain markets is limited by customer end-market issues, including reduced vehicle sales experienced by some automotive customers, particularly in North America. The Company will remain focused on pursuing revenue opportunities, managing its raw material and other costs, and pursuing pricing initiatives.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $22.2 million at June 30, 2008 from $20.2 million at December 31, 2007. The increase resulted primarily from $8.1 million of cash provided operating activities, $16.6 million of cash used in investing activities, offset by $9.5 million of cash provided by financing activities.

Net cash flows provided by operating activities were $8.1 million for the first half of 2008, compared to $2.9 million of cash used in operating activities for the first half of 2007. The increase in cash flows was largely due to higher net income and a decreased investment in working capital compared to the prior year period. The Company remains focused on limiting the pace of its investment in working capital despite significant factors impacting the working capital accounts for the first half of 2008, such as the first quarter payment of the Company’s annual incentive compensation, as well as the final $1.0 million payment pursuant to the settlement agreement between AC Products, Inc., a wholly owned subsidiary, and the Orange County Water District. See also Note 13 of Notes to Condensed Consolidated Financial Statements. In addition, the Company had higher pension contributions compared to the prior year, as a result of a refund of pension premiums attributable to one of its foreign pension plans received in 2007. Further, the Company incurred significantly more stock-based compensation in the 2008 period versus the prior year period largely due to the previously announced retirement of the Company’s Chief Executive Officer.

Net cash flows used in investing activities were $16.6 million for the first half of 2008, compared to $4.7 million used in investing activities for the first half of 2007. The increased use of cash was primarily related to the restricted proceeds received from the Company’s second quarter 2008 bond offering, discussed below. Capital expenditures were higher than the prior year primarily due to the Company’s expansion of its Middletown, OH manufacturing facility. In the first quarter of 2008, the Company made the third of four annual payments of $1.0 million related to the 2005 acquisition of the remaining 40% interest in its Brazilian joint venture. In addition, the second of four annual $5.0 million payments was received in the first quarter of 2008 pursuant to the settlement agreement and release entered into during the first quarter of 2007 by an inactive subsidiary of the Company and one of its insurance carriers. These proceeds are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted, and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the subsequent installments will be cancelled.

Net cash flows provided by financing activities were $9.5 million for the first half of 2008, as compared to $5.7 million of cash provided by financing activities in the first half of 2007. During the second quarter of 2008, the Company completed a $10.0 million industrial revenue bond offering related to the expansion of its Middletown, OH manufacturing facility. The proceeds of this bond are restricted and can only be used for capital expenditures related to the expansion. With strong cash flow from operations, the Company was able to make other debt repayments versus borrowings in the prior year period. A high level of cash received from stock option exercises as compared to the prior year also impacted the change in cash flows from financing activities.

The Company had a net debt-to-total-capital ratio of 28% at June 30, 2008, compared to 42% at June 30, 2007 and 32% at December 31, 2007. At June 30, 2008, the Company had approximately $71.6 million outstanding on its credit lines, compared to $73.8 million at December 31, 2007. At June 30, 2008, the Company’s gross FIN 48 liability, including penalties and interest, was $14.8 million. The Company cannot determine a reliable estimate of the timing of the cash flows by period related to its FIN 48 liability. However, should the FIN 48 liability be paid, the amount of the payment may be reduced by offsetting benefits in other tax jurisdictions by $5.5 million. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of Second Quarter 2008 with Second Quarter 2007

Net sales for the second quarter were $158.2 million, up 15% compared to $137.6 million for the second quarter of 2007. The increase in net sales was primarily due to higher sales prices and foreign exchange rate translation. Volume growth in Asia/Pacific and South America, as well as higher revenue from Chemical Management Services (“CMS”), was largely offset by volume declines in the Company’s other regions. Foreign exchange rate translation increased revenues by approximately 8%. Selling price increases were realized, in part, as a result of an ongoing effort to offset higher raw material costs. CMS revenue was higher due to the impact of additional CMS accounts gained in 2007, as well as the renewal and restructuring of several of the Company’s CMS contracts.

Gross margin dollars were up by approximately $2.2 million, or 5%, over the second quarter of 2007. However, the gross margin percentage was 28.3%, compared to 31.0% in the second quarter of 2007. The Company’s larger mix of CMS contracts reported on a gross versus pass-through basis decreased the gross margin percentage by approximately 0.5 percentage points. The remaining decline in the gross margin percentage is due to increased raw material costs in excess of price increases, as well as product and regional sales mix. The Company has announced and implemented a number of further price increases to aid in offsetting an unprecedented rise in the Company’s key raw material costs.

Selling, general and administrative expenses (“SG&A”) increased $1.7 million, compared to the second quarter of 2007. Foreign exchange rate translation increased SG&A by $2.5 million. Investments in higher growth areas, as well as inflationary increases, were more than offset by lower legal and environmental costs and lower incentive compensation expense.

As previously disclosed on May 7, 2008, Ronald J. Naples, Chairman and Chief Executive Officer of Quaker Chemical Corporation, has announced his plan to retire as Quaker’s Chief Executive Officer, effective October 3, 2008. As further discussed in the Company’s 8-K filed on May 13, 2008, the Company is recognizing certain accelerated and other costs, in accordance with Mr. Naples’ Employment, Transition and Consulting Agreement, which are expected to total $5.8 million over the 2008-2010 period. Of the $3.5 million in incremental costs estimated to be incurred in 2008, approximately $1.9 million, or approximately $0.12 per diluted share, was recognized in the second quarter of 2008.

Other income includes a net arbitration award of approximately $1.0 million, or approximately $0.04 per diluted share, related to litigation with one of the former owners of the Company’s Italian affiliate. The decrease in interest expense is due to lower average debt balances and interest rates, as well as higher interest income.

The second quarter 2008 effective tax rate was 32.8% versus 34.8% during the second quarter of 2007. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. Included in the effective tax rate for the first quarter of 2008 is a tax refund of $0.5 million relating to the Company’s increased investment in China.

Net income for the second quarter of 2008 was $4.3 million, up 4.1% compared to $4.2 million for the second quarter of 2007, primarily as a result of increased net sales and gross margin offset in part by higher selling, general and administrative expenses. As discussed above, the results for the second quarter of 2008 include approximately $1.9 million of incremental pre-tax charges, or approximately $0.12 per diluted share, related to the announced retirement of the Company’s Chief Executive Officer, as well as $1.0 million of pre-tax income, or approximately $0.04 per diluted share, related to a net arbitration award.

Segment Reviews – Comparison of the Second Quarter 2008 with Second Quarter 2007

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 92% of the Company’s net sales for the second quarter of 2008. Net sales were up $19.4 million, or 15%, compared with the second quarter of 2007. Foreign currency translation positively impacted net sales by approximately 9%, driven by the euro to U.S. dollar, Brazilian real to U.S. dollar and Chinese renminbi to U.S. dollar exchange rates. The average euro to U.S. dollar exchange rate was 1.56 in the second quarter of 2008 compared to 1.35 in the second quarter of 2007, the average Brazilian real to U.S. dollar exchange rate was 0.60 in the second quarter of 2008 compared to 0.50 in the second quarter of 2007, and the average Chinese renminbi to U.S. dollar exchange rate was 0.14 in the second quarter of 2008 compared to 0.13 in the second quarter of 2007. Net sales were positively impacted by growth of 22.1% in Asia/Pacific, 4.9% in North America, 2.4% in Europe and 4.3% in South America, all on a constant currency basis. The growth in net sales was attributable to higher sales prices as volume growth in Asia/Pacific and South America was largely offset by volume declines in the Company’s other regions. The increased selling prices were implemented, in part, to offset higher raw material costs. The $2.7 million decrease in this segment’s operating income, compared to the second quarter of 2007 on a sales increase of 15%, is reflective of the pace at which raw material costs have continued to increase versus the Company’s price increases. This segment’s operating income was also negatively impacted by higher selling costs, as well as CMS profitability being negatively impacted by reductions in automobile production and by the American Axle strike against certain key customers.

Coatings

The Company’s coatings segment, which represented approximately 7% of the Company’s net sales for the second quarter of 2008, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $0.9 million, or 9%, for the second quarter of 2008 compared with the prior year period, primarily due to higher chemical milling maskant product sales to the aerospace industry. This segment’s operating income was up $0.3 million, consistent with the volume increases noted above.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales for the second quarter of 2008, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were up $0.3 million, reflective of this segment’s second quarter 2007 acquisition of Frontier Research and Chemicals Company. Operating income for the second quarter of 2008 decreased $0.1 million compared to the second quarter of 2007.

Comparison of the First Six Months of 2008 with the First Six Months of 2007

Net sales for the first half of 2008 were $305.9 million, up 16.5% from $262.5 million for the first half of 2007. The increase in net sales was attributable to volume growth, higher sales prices and foreign exchange rate translation. Volume growth was realized in virtually all the Company’s regions, including higher revenue related to the Company’s CMS channel. Foreign exchange rate translation increased revenues by approximately 8%. Selling price increases were realized, in part, as a result of an ongoing effort to offset higher raw material costs. CMS revenues were higher due to the impact of additional CMS accounts gained in 2007, as well as the renewal and restructuring of several of the Company’s CMS contracts.

Gross margin dollars were up $7.3 million, or 9%, for the first half of 2008, compared to the first half of 2007. However, the gross margin percentage was 28.9% for the first half of 2008, compared to 30.9% in the first half of 2007. The Company’s larger mix of CMS contracts reported on a gross versus pass-through basis decreased the gross margin percentage by approximately 0.5 percentage points. The remaining decline in the gross margin percentage is due to increased raw material costs in excess of price increases, as well as product and regional sales mix. The Company has announced and implemented a number of further price increases to aid in offsetting an unprecedented rise in the Company’s key raw material costs.

SG&A for the first half of 2008 increased $4.3 million, compared to the first half of 2007. Foreign exchange rate translation increased SG&A by $4.8 million. Investments in higher growth areas, as well as inflationary increases, were more than offset by lower legal and environmental costs and lower incentive compensation expense.

Other income includes the net arbitration award noted above. The decrease in interest expense is due to lower average debt balances and interest rates, as well as higher interest income.

The effective tax rate was 33.5% for the first six months of 2008, compared to 33.9% for the first six months of 2007. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. Included in the effective tax rate for the first six months of 2008 is a tax refund of $0.5 million relating to the Company’s increased investment in China. At the end of 2007, the Company had net U.S. deferred tax assets totaling $16.8 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The continued price pressure in the Company’s raw materials has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Net income for the first six months of 2008 was $9.4 million, up 22.5% compared to $7.7 million for the first six months of 2007, primarily as a result of increased net sales and gross margin offset in part by higher selling, general and administrative expenses. As discussed above, the results for the first half of 2008 include approximately $1.9 million of incremental pre-tax charges, or approximately $0.12 per diluted share, related to the announced retirement of the Company’s Chief Executive Officer, as well as $1.0 million of pre-tax income, or approximately $0.04 per diluted share, related to a net arbitration award.

Segment Reviews – Comparison of the First Six Months 2008 with the First Six Months 2007

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales for the first half of 2008. Net sales were up $40.5 million, or 17%, compared with the first half of 2007. Foreign currency translation positively impacted net sales by approximately 9%, driven by the euro to U.S. dollar, Brazilian real to U.S. dollar and Chinese renminbi to U.S. dollar exchange rates. The average euro to U.S. dollar exchange rate was 1.53 in the first half of 2008 compared to 1.33 in the first half of 2007, the average Brazilian real to U.S. dollar exchange rate was 0.59 in the first half of 2008 compared to 0.49 in the first half of 2007, and the average Chinese renminbi to U.S. dollar exchange rate was 0.14 in the first half of 2008 compared to 0.13 in the first half of 2007. Net sales were positively impacted by growth of 20.3% in Asia/Pacific, 8.0% in North America, 3.7% in Europe and 4.3% in South America, all on a constant currency basis. The growth in net sales was attributable to higher sales prices and mix, volume growth and higher CMS sales due to the renegotiation of certain contracts in 2007. The increased selling prices were implemented, in part, to offset higher raw material costs. The $1.8 million decrease in this segment’s operating income compared to the first six months of 2007 on a sales increase of 17% is reflective of the pace at which raw material costs have continued to increase versus the Company’s price increases. This segment’s operating income was also negatively impacted by higher selling costs, as well as CMS profitability being negatively impacted by reductions in automobile production and by the American Axle strike against certain key customers.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales for the first half of 2008, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $1.9 million, or 10%, for the first half of 2008 compared with the prior year period, primarily due to higher chemical milling maskant product sales to the aerospace industry. This segment’s operating income was up $0.7 million, consistent with the volume increases noted above.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales for the first half of 2008, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were up $1.1 million, reflective of this segment’s second quarter 2007 acquisition of Frontier Research and Chemicals Company. Operating income for the first half of 2008 was flat with the first half of 2007.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of June 30, 2008, Quaker had $71.6 million in borrowings under its credit facilities, compared to $73.8 million at December 31, 2007, at a weighted average borrowing rate of approximately 5.8%. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. The Company has entered into seven interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $35.0 million and a fair value of $(1.1) million at June 30, 2008 and December 31, 2007, respectively. The counterparties to the swaps are major financial institutions. In February 2007, the Company completed a refinancing of its existing industrial development bonds to fix the interest rate of an additional $5.0 million of debt.

Foreign Exchange Risk. A significant portion of Quaker’s revenues and earnings is generated by its foreign operations. These foreign operations also hold a significant portion of Quaker’s assets and liabilities. All of these operations use the local currency as their functional currency. Accordingly, Quaker’s financial results are affected by risks typical of a global business, such as currency fluctuations, particularly between the U.S. dollar, the Brazilian real, the Chinese renminbi and the E.U. euro. As exchange rates vary, Quaker’s results can be materially affected.

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

PART II.

OTHER INFORMATION

Items 1, 1A, 3, and 5 of Part II are inapplicable and have been omitted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report, all of which were acquired from employees in payment of the exercise price of employee stock options exercised during the period.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 – April 30	34,015	$30.88	—	252,600
May 1 – May 31	17,106	$30.34	—	252,600
June 1 – June 30	26,688	$31.64	—	252,600
Total	77,809	$31.02	—	252,600

(1)	All of the 77,809 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options.
(2)	The price per share, in each case, represented either a) the average of the high and low price of the Company’s common stock on date of exercise; or b) the closing price of the Company’s common stock on date of exercise, as specified by the plan pursuant to which the applicable option was granted.
(3)	On February 15, 1995, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 500,000 shares of Quaker common stock, and, on January 26, 2005, the Board authorized the repurchase of up to an additional 225,000 shares. Under the 1995 action of the Board, 27,600 shares may yet be purchased. Under the 2005 action of the Board, none of the shares authorized has been purchased and, accordingly, all of those shares may yet be purchased. Neither of the share repurchase authorizations has an expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Company’s shareholders was held on May 7, 2008. At the meeting, management’s nominees, Robert E. Chappell, Ronald J. Naples and Robert H. Rock were elected Class I directors. Voting (expressed in number of votes) was as follows: Robert E. Chappell, 18,262,891 votes for, 534,786 votes withheld; Ronald J. Naples, 18,310,818 votes for, 486,859 votes withheld; Robert H. Rock, 18,408,324 votes for, 389,353 votes withheld.

In addition, at the meeting, the shareholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm to examine and report on its financial statements for the year ending December 31, 2008 by a vote of 18,563,877 for, 205,874 against, and 27,926 abstentions.

Item 6.	Exhibits.

(a) Exhibits

10.1	-	Financing Agreement by and among Butler County Port Authority and Registrant and Brown Brothers Harriman & Co. dated May 15, 2008.

10.2	-	Engineering, Procurement and Construction Contract by and between Registrant and FMC Technologies, Inc. effective May 14, 2008.

10.3	-	Employment, Transition and Consulting Agreement by and between Registrant and Ronald J. Naples dated May 22, 2008, effective May 7, 2008. *

10.4	-	1995 Naples Supplemental Retirement Income Program and Agreement (as amended and restated effective May 7, 2008) dated May 22, 2008. *

10.5	-	Employment Agreement by and between Registrant and Michael F. Barry dated July 1, 2008. *

10.6	-	Change in Control Agreement by and between Registrant and Michael F. Barry dated July 1, 2008. *

10.7	-	Butler County Port Authority Industrial Development Revenue Bond dated May 15, 2008.

31.1	-	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of Ronald J. Naples Pursuant to 18 U.S. C. Section 1350

32.2	-	Certification of Mark A. Featherstone Pursuant to 18 U.S. C. Section 1350

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit.

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Mark A. Featherstone
Mark A. Featherstone, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: August 1, 2008