Form 10-Q
period 2008-09-30
QUAKER CHEMICAL CORP
filed 2008-10-30
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-12019

QUAKER CHEMICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-0993790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Quaker Park, 901 Hector Street, Conshohocken, Pennsylvania	19428 – 0809 (Zip Code)
(Address of principal executive offices)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on September 30, 2008	10,832,828

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	September 30, 2008	December 31, 2007*
ASSETS
Current assets
Cash and cash equivalents	$24,066	$20,195
Construction fund (restricted cash)	9,325	—
Accounts receivable, net	119,538	118,135
Inventories
Raw materials and supplies	30,043	24,447
Work-in-process and finished goods	37,534	36,291
Prepaid expenses and other current assets	14,562	14,433
Deferred compensation	2,795	—

Total current assets	237,863	213,501

Property, plant and equipment, at cost	180,846	175,878
Less accumulated depreciation	(118,497)	(113,591)

Net property, plant and equipment	62,349	62,287
Goodwill	43,300	43,789
Other intangible assets, net	6,873	7,873
Investments in associated companies	8,027	7,323
Deferred income taxes	31,542	30,257
Other assets	35,275	34,019

Total assets	$425,229	$399,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,635	$4,288
Accounts and other payables	71,196	67,380
Accrued compensation	14,034	17,287
Deferred compensation	3,006	—
Other current liabilities	17,501	17,396

Total current liabilities	108,372	106,351
Long-term debt	85,364	78,487
Deferred income taxes	8,217	7,583
Other non-current liabilities	68,294	71,722

Total liabilities	270,247	264,143

Minority interest in equity of subsidiaries	4,339	4,513

Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued 2008 – 10,832,828; 2007 – 10,147,239 shares	10,833	10,147
Capital in excess of par value	27,034	10,104
Retained earnings	122,320	115,767
Accumulated other comprehensive loss	(9,544)	(5,625)

Total shareholders’ equity	150,643	130,393

Total liabilities and shareholders’ equity	$425,229	$399,049

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (Dollars in thousands, except per share and share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$159,506	$140,715	$465,412	$403,204
Cost of goods sold	112,981	97,547	330,466	278,878

Gross margin	46,525	43,168	134,946	124,326
Selling, general and administrative expenses	38,278	36,602	109,935	103,930
CEO transition costs	1,625	—	3,505	—
Environmental charges	—	3,300	—	3,300

Operating income	6,622	3,266	21,506	17,096
Other (expense) income, net	(96)	382	1,752	1,618
Interest expense	(1,330)	(1,714)	(4,086)	(4,929)
Interest income	286	344	881	708

Income before taxes	5,482	2,278	20,053	14,493
Taxes on income	967	(1,066)	5,848	3,076

	4,515	3,344	14,205	11,417
Equity in net income of associated companies	191	166	490	557
Minority interest in net income of subsidiaries	(266)	(350)	(841)	(1,126)

Net income	$4,440	$3,160	$13,854	$10,848

Per share data:
Net income – basic	$0.42	$0.32	$1.34	$1.09
Net income – diluted	$0.41	$0.31	$1.31	$1.07
Dividends declared	$0.23	$0.215	$0.69	$0.645
Based on weighted average number of shares outstanding:
Basic	10,573,497	10,016,801	10,315,769	9,969,739
Diluted	10,796,716	10,134,909	10,544,070	10,095,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands)
	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$13,854	$10,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,279	8,579
Amortization	906	900
Equity in undistributed earnings of associated companies, net of dividends	(490)	(83)
Minority interest in earnings of subsidiaries	841	1,126
Deferred compensation and other, net	840	(620)
Stock-based compensation	3,642	863
Environmental charges	—	3,300
(Gain) loss on disposal of property, plant and equipment	(3)	33
Insurance settlement realized	(981)	(1,266)
Pension and other postretirement benefits	(3,541)	(2,532)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(3,723)	(5,795)
Inventories	(8,550)	(3,227)
Prepaid expenses and other current assets	(863)	(1,750)
Accounts payable and accrued liabilities	788	6,009

Net cash provided by operating activities	10,999	16,385

Cash flows from investing activities
Investments in property, plant and equipment	(9,198)	(5,431)
Payments related to acquisitions	(1,000)	(1,543)
Proceeds from disposition of assets	139	176
Insurance settlement received and interest earned	5,234	5,534
Change in restricted cash, net	(13,578)	(4,268)

Net cash used in investing activities	(18,403)	(5,532)

Cash flows from financing activities
Short-term debt borrowings	—	1,305
Net decrease in short-term borrowings	(1,389)	(3,267)
Proceeds from long-term debt	10,000	3,132
Repayments of long-term debt	(3,165)	(674)
Dividends paid	(6,994)	(6,484)
Stock options exercised, other	13,974	2,935
Distributions to minority shareholders	(252)	(864)

Net cash provided by (used in) financing activities	12,174	(3,917)

Effect of exchange rate changes on cash	(899)	1,226

Net increase in cash and cash equivalents	3,871	8,162
Cash and cash equivalents at beginning of period	20,195	16,062

Cash and cash equivalents at end of period	$24,066	$24,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

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

Effective October 3, 2008, Ronald J. Naples, Chairman, retired as Chief Executive Officer. The Company is recognizing certain accelerated and other costs in accordance with Mr. Naples’ Employment, Transition and Consulting Agreement. Over the course of the next three years, the Company anticipates taking an incremental charge to earnings of approximately $5,800 of which $3,500 would be incurred in 2008, $1,900 in 2009, and $400 in 2010. The $1,625 charge, or approximately $0.10 per diluted share, incurred in the third quarter of 2008 includes incremental equity compensation expense of $1,462, $65 related to Mr. Naples’ annual bonus, and an incremental expense of $98 related to the Company’s Supplemental Retirement Income Plan. During the first nine months of 2008, the Company recognized a $3,505 charge, or approximately $0.22 per diluted share, including incremental equity compensation expense of $2,437, a special bonus of $642, $130 related to Mr. Naples’ annual bonus, and incremental expense of $296 related to the Company’s Supplemental Retirement Income Plan. Refer to Note 5 – Stock-Based Compensation and the Company’s current report on Form 8-K filed on May 13, 2008 for further information.

During the second quarter of 2008, the Company received a net arbitration award of $956, or approximately $0.04 per diluted share, related to litigation with one of the former owners of the Company’s Italian affiliate. This net award was recorded in “Other income.”

During the third quarter of 2007, the Company identified errors of a cumulative $993 overstatement of its consolidated income tax expense for the years 2004, 2005 and 2006. These errors were related to the deferred tax accounting for the Company’s foreign pension plans and intangible assets regarding one of the Company’s 2002 acquisitions. The Company corrected these errors during the third quarter 2007, which had the effect of reducing tax expense by $993, and increasing net income by $993 for the three and nine months ended September 30, 2007. The Company does not believe this adjustment was material to the consolidated financial statements for the years ended December 31, 2004, 2005, 2006 and 2007, and therefore, has not restated any prior period amounts.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting of service revenues at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $25,008 and $40,233 for the nine months ended September 30, 2008 and 2007, respectively.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.

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

At December 31, 2007, the Company’s cumulative liability for gross unrecognized tax benefits was $10,861. As of September 30, 2008, the Company’s cumulative liability for gross unrecognized tax benefits was $10,451.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in its Consolidated Statement of Income. The Company had accrued $1,211 for cumulative interest and $809 for cumulative penalties at December 31, 2007.

The Company has recognized ($164) and $212 for interest and $(44) and $2 for penalties on its Consolidated Statement of Income for the three-month period and nine-month period ended September 30, 2008, respectively. The reduction in expense for interest and penalties is reflective of the de-recognition of several uncertain tax positions further discussed below. As of September 30, 2008, the Company had accrued $1,328 for cumulative interest and $797 for cumulative penalties.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the United Kingdom from 2002, Brazil from 2003, the Netherlands from 2003, Spain from 2004, Italy from 2004, the United States from 2005, China from 2005, India from 2005, and various domestic state tax jurisdictions from 1993.

In the third quarter of 2008, the Company has de-recognized several uncertain tax positions during the nine-month period ended September 30, 2008 due to expiration of the applicable statutes of limitations for certain tax years. As a result, the Company recognized a $776 decrease in its cumulative liability for gross unrecognized tax benefits. Earlier in 2008, the Company had de-recognized uncertain tax positions of $6 due to the expiration of the statute of limitations.

Additionally, the Company was audited by the United Kingdom tax authorities for the tax year 2005. The United Kingdom tax authorities made no adjustments affecting the Company’s uncertain tax positions for the tax year 2005. As a result, the Company recognized a $208 decrease in its cumulative liability for gross unrecognized tax benefits.

The Company was audited by the French tax authorities for tax years 2001 through 2004. The French tax authorities made several adjustments to the Company’s transfer pricing transactions and inter-company charges. During the three-month period ended March 31, 2008, the Company resolved several of these issues through the French administrative appeals process and with Competent

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Authority as provided under the U.S./French tax treaty. As a result of this partial resolution of the issues, the Company recognized a $381 decrease in its cumulative liability for gross unrecognized tax benefits for the nine-month period ended September 30, 2008.

In 2007, the Internal Revenue Service commenced a routine examination of the Company’s U.S. corporate income tax returns for the tax year ended December 31, 2005.

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

The Company values its interest rate swaps, company-owned life insurance policies and various deferred compensation assets and liabilities at fair value. The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

	Fair Value as of September 30, 2008	Fair Value Measurements at September 30, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$3,931	$—	$3,931	$—
Company-owned life insurance - Deferred compensation assets	1,962	—	1,962	—
Other deferred compensation assets	1,806	1,806	—	—

Total	$7,699	$1,806	$5,893	$—

Liabilities
Deferred compensation liabilities	$4,335	$4,335	$—	$—
Interest rate derivatives	1,259	—	1,259	—

Total	$5,594	$4,335	$1,259	$—

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

Effective October 3, 2008, Ronald J. Naples, Chairman, retired as the Company’s Chief Executive Officer. In accordance with Mr. Naples’ Employment, Transition and Consulting Agreement, Mr. Naples’ equity-based compensation awards (both nonvested stock and stock options) had to be re-measured and vesting accelerated to coincide with the October 3, 2008 retirement date. These actions resulted in incremental equity compensation expense of approximately $2,437 ($989 for nonvested stock and $1,448 for stock options) during the nine months ended September 30, 2008. These incremental expenses are included in the following reconciliation of total equity-based compensation expense.

The Company recognized approximately $3,691 of share-based compensation expense and $1,292 of related tax benefits in our unaudited condensed consolidated statement of income for the nine months ended September 30, 2008. The compensation expense was comprised of $1,891 related to stock options, $1,670 related to nonvested stock awards, $35 related to the Company’s Employee Stock Purchase Plan, and $95 related to the Company’s Director Stock Ownership Plan.

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

Stock option activity under all plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2007	1,033,175	$21.36
Options granted	145,184	19.45
Options exercised	(683,982)	21.43
Options expired	(76,462)	17.79

Balance at September 30, 2008	417,915	$21.24	4.9

Exercisable at September 30, 2008	135,035	$22.10	3.1

The total intrinsic value of options exercised during the nine months ended September 30, 2008 was approximately $5,954. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of September 30, 2008, the total intrinsic value of options outstanding was approximately $3,018, and the total intrinsic value of exercisable options was approximately $859.

A summary of the Company’s outstanding stock options at September 30, 2008 is as follows:

Range of Exercise Prices	Number Outstanding at 9/30/2008	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/2008	Weighted Average Exercise Price
$18.63 - $21.28	238,362	5.3	$19.67	55,978	$20.03
$21.29 - $23.94	149,428	4.7	22.77	48,932	22.04
$23.95 - $26.60	30,125	2.5	26.05	30,125	26.05

	417,915	4.9	21.24	135,035	22.10

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

As of September 30, 2008, unrecognized compensation expense related to options granted during 2006 was $28, for options granted during 2007 was $110 and for options granted during 2008 was $183.

During the first quarter of 2008, the Company granted 145,184 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.1%, expected volatility of 30.31%, risk free interest rate of 3.15%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $937 of expense was recorded on these options during the nine months ended September 30, 2008. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Under the Company’s LTIP plan, 72,110 shares of nonvested stock were outstanding at December 31, 2007. In the first quarter of 2008, 48,431 shares of nonvested stock were granted at a weighted average grant date fair value of $19.45. In the second quarter of 2008, 5,000 shares of nonvested stock were granted at a weighted average grant date fair value of $30.51. In addition, in the second quarter of 2008, 1,536 shares of nonvested stock were granted to Directors at a weighted average grant date fair value of $31.10. In the third quarter of 2008, 15,000 shares were granted at a weighted average grant date fair value of $27.34. As of September 30, 2008, 1,200 of these awards were vested, 900 shares were forfeited and 139,977 shares were outstanding. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of September 30, 2008, unrecognized compensation expense related to these awards was $1,214, to be recognized over a weighted average remaining period of 2.3 years.

Under the Company’s GAIP, 42,500 shares of nonvested stock were granted during the second quarter of 2005 at a weighted average grant date fair value of $20.12 per share. At December 31, 2007, 27,500 shares were outstanding. Through September 30, 2008, 13,750 shares vested and were issued, no shares were forfeited and 13,750 shares were outstanding. As of September 30, 2008, unrecognized compensation expense related to these awards was $58, to be recognized over a weighted average remaining period of 1.2 years.

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

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the committee may elect to adjust the number of shares. As of September 30, 2008, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock receives 20% of the annual retainer in Common Stock and 80% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. The annual retainer is $28. During the third quarter of 2008, an immediate $10 increase to the Directors’ retainer, payable in cash, was approved. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. For the three and nine months ended September 30, 2008, the Company recorded approximately $31 and $95 of compensation expense, respectively. For the three and nine months ended September 30, 2007, the Company recorded approximately $31 and $92, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 6 – Earnings Per Share

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for basic EPS and diluted EPS–net income	$4,440	$3,160	$13,854	$10,848

Denominator for basic EPS–weighted average shares	10,573,497	10,016,801	10,315,769	9,969,739
Effect of dilutive securities, primarily employee stock options and non-vested stock	223,219	118,108	228,301	126,206

Denominator for diluted EPS–weighted average shares and assumed conversions	10,796,716	10,134,909	10,544,070	10,095,945

Basic EPS	$0.42	$0.32	$1.34	$1.09
Diluted EPS	$0.41	$0.31	$1.31	$1.07

The following number of stock options is not included in the earnings per share since in each case the exercise price is greater than the market price: 0 and 299,540 for the three months ended September 30, 2008 and 2007, and 0 and 787,520 for the nine months ended September 30, 2008 and 2007, respectively.

Note 7 – Business Segments

The Company’s reportable segments are as follows:

(1)	Metalworking process chemicals – industrial process fluids for various heavy industrial and manufacturing applications.

(2)	Coatings – temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3)	Other chemical products – other various chemical products.

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Metalworking Process Chemicals
Net sales	$148,321	$129,944	$431,959	$373,090
Operating income	19,562	18,772	55,042	56,020
Coatings
Net sales	10,345	10,043	30,373	28,200
Operating income	2,446	2,193	7,272	6,360
Other Chemical Products
Net sales	840	728	3,080	1,914
Operating income	6	22	62	107

Total
Net sales	159,506	140,715	465,412	403,204
Operating income	22,014	20,987	62,376	62,487
Non-operating expenses	(13,467)	(14,132)	(36,459)	(41,191)
CEO transition costs	(1,625)	—	(3,505)	—
Environmental charges	—	(3,300)	—	(3,300)
Amortization	(300)	(289)	(906)	(900)
Interest expense	(1,330)	(1,714)	(4,086)	(4,929)
Interest income	286	344	881	708
Other income, net	(96)	382	1,752	1,618

Consolidated income before taxes	$5,482	$2,278	$20,053	$14,493

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 8 – Comprehensive (Loss) Income

The following table summarizes comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$4,440	$3,160	$13,854	$10,848
Change in fair value of derivatives	(83)	(595)	(102)	(366)
Unrealized (loss) gain on available-for-sale securities	(242)	49	(454)	181
SFAS 158 liability	169	(164)	514	355
Foreign currency translation adjustments	(12,269)	3,307	(3,877)	7,447

Comprehensive (loss) income	$(7,985)	$5,757	$9,935	$18,465

Note 9 – Debt and Restricted Cash

In May 2008, the Company entered into a financing agreement to issue a $10,000 Industrial Development Revenue Bond to finance the expansion of the Company’s Middletown, OH manufacturing facility. The bond is redeemable on May 1, 2028, and bears interest at an annual rate of 4.76%, payable monthly.

Proceeds from the bond issuance are restricted, and can be used only for capital expenditures related to the expansion. Of the $10,000 received from the bond issuance, approximately $675 had been expended at September 30, 2008.

During the third quarter of 2008, the Company entered into an additional $5,000 notional value interest rate swap in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of all of the Company’s interest rate swaps was $40,000 and $35,000 as of September 30, 2008 and December 31, 2007, respectively.

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

Note 11 – Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter 2008 and no impairment charge was warranted. The changes in carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2007	$35,708	$8,081	$43,789
Goodwill additions	1,000	—	1,000
Currency translation adjustments	(1,489)	—	(1,489)

Balance as of September 30, 2008	$35,219	$8,081	$43,300

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2008 and December 31, 2007 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2008	2007	2008	2007
Amortized intangible assets
Customer lists and rights to sell	$8,272	$8,391	$3,719	$3,340
Trademarks and patents	1,788	1,788	1,788	1,788
Formulations and product technology	3,278	3,278	2,128	1,931
Other	3,274	3,384	2,704	2,509

Total	$16,612	$16,841	$10,339	$9,568

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company recorded $906 and $900 of amortization expense in the first nine months of 2008 and 2007, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2008	$1,204
For the year ended December 31, 2009	$1,140
For the year ended December 31, 2010	$909
For the year ended December 31, 2011	$837
For the year ended December 31, 2012	$739
For the year ended December 31, 2013	$552

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Note 12 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three and nine months ended September 30, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$690	$631	$6	$5	$2,092	$1,861	$18	$15
Interest cost and other	1,614	1,472	125	135	4,873	4,379	375	405
Expected return on plan assets	(1,543)	(1,271)	—	—	(4,656)	(3,783)	—	—
Other amortization, net	247	324	—	—	742	970	—	—

Net periodic benefit cost	$1,008	$1,156	$131	$140	$3,051	$3,427	$393	$420

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to make minimum cash contributions of $6,669 to its pension plans and $1,000 to its other postretirement benefit plan in 2008. As of September 30, 2008, $6,165 and $901 of contributions have been made, respectively.

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

Note 13 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000 in two equal installments of $1,000 (the first installment paid October 31, 2007 and the second installment paid on February 15, 2008). In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the Federal maximum contaminant level for four consecutive quarterly sampling events. During the third quarter of 2007, the Company recognized a $3,300 charge made up of $2,000 for the settlement of the litigation, plus an increase in its reserve for its soil and water remediation program of $1,300. As of September 30, 2008, the Company believes that the range of potential-known liabilities associated with ACP contamination, including the water and soil remediation program, is approximately $2,000 to $4,000, for which the Company has sufficient reserves.

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

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $99 and $159 was accrued at September 30, 2008 and December 31, 2007, respectively, to provide for such anticipated future environmental assessments and remediation costs.

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

Executive Summary

Quaker Chemical Corporation is a leading global provider of process chemicals, chemical specialties, services, and technical expertise to a wide range of industries – including steel, automotive, mining, aerospace, tube and pipe, coatings and construction materials. Our products, technical solutions, and chemical management services enhance our customers’ processes, improve their product quality, and lower their costs.

The revenue growth in the third quarter of 2008 was primarily due to increased selling prices, as volume growth in Asia/Pacific and South America was more than offset by declines in the Company’s other regions. Higher selling prices helped to partially offset higher raw material costs resulting in a 7.8% increase in gross margin dollars, although gross margin as a percentage of sales declined compared to the third quarter of 2007. Raw material costs continued to be higher as compared to the prior year period. The Company’s selling, general and administrative expenses as a percentage of sales declined to 24.0% for the third quarter of 2008 compared to 26.0% for the third quarter of 2007. Investments in higher growth areas as well as inflationary increases were more than offset by lower legal, environmental and other costs.

There are some unusual items affecting the quarterly comparisons. The third quarter 2008 results include approximately $1.6 million of incremental pre-tax charges, or approximately $0.10 per diluted share, related to the previously announced retirement of the Company’s Chief Executive Officer. Additionally, the third quarter 2008 results include a tax rate of 17.6%, reflecting the de-recognition of various FIN 48 uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years for approximately $1.0 million, or approximately $0.09 per diluted share.

The third quarter 2007 results include a $3.3 million, or $0.21 per diluted share, environmental charge related to the settlement of environmental litigation involving AC Products, Inc. (“ACP”), a wholly owned subsidiary of Quaker, as well as additional costs for the estimated future remediation costs. Additionally, in the third quarter of 2007, two charges totaling $1.2 million, or approximately $0.08 per diluted share, were taken relating to certain customer bankruptcies and a discontinued strategic initiative. The tax benefit recorded in the third quarter of 2007 includes a $0.7 million, or approximately $0.07 per diluted share, refund of taxes in China as a result of the Company’s increased investment and includes a non-cash out-of-period tax benefit adjustment of $1.0 million, or approximately $0.10 per diluted share, related to certain deferred tax items.

The net result was earnings per diluted share of $0.41 for the third quarter of 2008, up 32%, compared to $0.31 for the third quarter of 2007. The business environment is subject to limited visibility due to an uncertain global economic environment, as further discussed below in Liquidity and Capital Resources. In addition, raw material prices, which have remained at record levels despite recent declines in crude oil prices, continue to be a challenge. Any improvement in gross margin as a percentage of sales will depend in part upon a sustained period of stable or declining raw material costs. Demand in the fourth quarter is expected to significantly soften due to customer end-market issues, particularly related to our steel and automotive customers in North America and Europe. As a result, the Company expects the fourth quarter results to be the lowest quarterly earnings of the year. The Company will remain focused on pursuing revenue opportunities, managing its raw material and other costs, and pursuing pricing initiatives.

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

Consistent with the foregoing approach, the Company was awarded a series of multi-year CMS contracts, primarily at General Motors Powertrain, Chrysler and Ford manufacturing sites, since 2003. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and has positioned the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This alternative approach had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, revenues and costs from these sales are reported on a net sales or “pass-through” basis. The alternative structure is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, in the alternative structure the Company recognizes in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions. As some contracts have been renewed or renegotiated, some of those contracts have reverted to a “pass-through” basis, while others have remained on a gross basis. Currently, the Company has a mix of contracts with both the traditional product pass-through structure and fixed priced contracts covering all services and products. The Company’s offerings will continue to include both approaches to CMS, depending on customer requirements and business circumstances.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $24.1 million at September 30, 2008 from $20.2 million at December 31, 2007. The increase resulted primarily from $11.0 million of cash provided operating activities, $18.4 million of cash used in investing activities, offset by $12.2 million of cash provided by financing activities.

Net cash flows provided by operating activities were $11.0 million for the first nine months of 2008, compared to $16.4 million of cash provided by operating activities for the first nine months of 2007. The Company’s higher net income was more than offset by higher pension plan contributions and a greater investment in working capital. In 2007, the Company received a refund of pension premiums attributable to one of its foreign pension plans. The Company remains focused on limiting the pace of its investment in working capital despite significant factors impacting the working capital accounts for the first nine months of 2008 such as increased selling prices, higher raw material costs, the first quarter payment of the Company’s annual incentive compensation, as well as the final $1.0 million payment pursuant to the settlement agreement with AC Products, Inc., a wholly owned subsidiary, and the Orange County Water District. See also Note 13 of Notes to Condensed Consolidated Financial Statements. Further, the Company has incurred significantly more stock-based compensation in 2008 versus the prior year largely due to the previously announced retirement of the Company’s Chief Executive Officer. However, the inflow from increased stock-based compensation was offset by the third quarter 2007 environmental charges discussed below.

Net cash flows used in investing activities were $18.4 million for the first nine months of 2008, compared to $5.5 million used in investing activities for the first nine months of 2007. The increased use of cash was primarily related to the restricted proceeds received from the Company’s second quarter 2008 bond offering, discussed below. Capital expenditures were higher than the prior year primarily due to the Company’s expansion of its Middletown, OH manufacturing facility. In the first quarter of 2008, the Company made the third of four annual payments of $1.0 million related to the 2005 acquisition of the remaining 40% interest in its Brazilian joint venture. In the second quarter of 2007, the Company’s Q2 Technologies (‘Q2T”) joint venture acquired the hydrogen sulfide and natural gas field business of Frontier Research and Chemicals Company, Inc. for $0.5 million. In addition, the second of four annual $5.0 million payments was received in the first quarter of 2008 pursuant to the settlement agreement and release entered into during the first quarter of 2007 by an inactive subsidiary of the Company and one of its insurance carriers. These proceeds are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, the insurance carrier’s obligation to make the subsequent installments will be cancelled.

Net cash flows provided by financing activities were $12.2 million for the first nine months of 2008, as compared to $3.9 million of cash used in financing activities in the first nine months of 2007. During the second quarter of 2008, the Company completed a $10.0 million industrial revenue bond offering related to the expansion of its Middletown, OH manufacturing facility. The proceeds of this bond are restricted and can only be used for capital expenditures related to the expansion. With strong cash flow from operations the Company was able to make other debt repayments versus borrowings in the prior year. A high level of cash received from stock option exercises as compared to the prior year also impacted the change in cash flows from financing activities.

Recently, general worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the subprime-mortgage turmoil and other factors. Financial markets in the United States, Europe and Asia have been experiencing extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Further, concerns over slower economic activity, inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending could lead to adverse business conditions for the Company. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse global economic conditions. Reference is made to Item 1A of the Company’s Annual Report on Form 10-K filed on March 7, 2008.

While currently these conditions have not impaired our ability to access credit lines and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. The Company’s primary credit line is a syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in 2012. The maximum principal amount available for revolving credit borrowings is $125.0 million. At September 30, 2008, the Company had approximately $69.7 million outstanding under its credit lines, compared to $73.8 million at December 31, 2007. The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.5 to 1; at September 30, 2008, the consolidated leverage ratio was below 2.0 to 1. The Company had a net debt-to-total-capital ratio of 27% at September 30, 2008 compared to 36% at September 30, 2007 and 32% at December 31, 2007. In addition, the Company has entered into eight interest rate swaps in order to fix a portion of its variable rate debt, with a combined notional value of $40.0 million as of September 30, 2008. Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to a single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

The economic concerns, noted above, can affect our business in a number of ways including, but not limited to, those addressed in the following discussion. Although the Company’s financial results remained strong for the third quarter of 2008, the tightening of credit in financial markets adversely affects the ability of customers to obtain financing. This led certain customers to extend payment terms, which may directly impact our working capital investment and need for increased borrowings. Such events increase the Company’s exposure to concentration of credit risk, particularly in the automotive and steel industries. In addition, the Company believes demand for steel and automobiles is softening as a result of the reduced general level of economic activity. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur and may require write-down or disposal of certain inventory due to its estimated obsolescence or limited marketability.

Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. However, as a result of losses experienced in global equity markets, our pension funds are likely to have a negative return for 2008, which in turn would create increased pension costs and contributions in 2009.

At September 30, 2008, the Company’s gross FIN 48 liability, including penalties and interest, was $12.6 million. The Company cannot determine a reliable estimate of the timing of the cash flows by period related to its FIN 48 liability. However should the FIN 48 liability be paid, the amount of the payment may be reduced by offsetting benefits in other tax jurisdictions by $5.0 million.

The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payment of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of Third Quarter 2008 with Third Quarter 2007

Net sales for the third quarter were $159.5 million, up 13% compared to $140.7 million for the third quarter of 2007. The increase in net sales was primarily due to higher sales prices and foreign exchange rate translation. Volume growth in Asia/Pacific and South America was more than offset by volume declines in the Company’s other regions. Foreign exchange rate translation increased revenues by approximately 5%. Selling price increases were realized, in part, as a result of an ongoing effort to offset higher raw material costs.

Gross margin dollars were up by approximately $3.4 million, or 8%, over the third quarter of 2007. The gross margin percentage of 29.2% was lower than the third quarter of 2007 at 30.7% but represented an improvement versus 28.3% in the second quarter of 2008. The Company’s larger mix of CMS contracts reported on a gross versus pass-through basis and lower Quaker product sales due to lower customer production levels resulted in a gross margin percentage decline of approximately 0.6 percentage points. The remaining decline in the gross margin percentage was due to increased raw material costs partially offset by price increases, as well as product and regional sales mix.

Selling, general and administrative expenses (“SG&A”) increased $1.7 million compared to the third quarter of 2007 due to foreign exchange rate translation. Investments in higher growth areas, as well as inflationary increases, were offset by lower legal, environmental and other costs. SG&A as a percent of sales was 24% versus 26% in the third quarter of 2007.

Effective October 3, 2008, Ronald J. Naples, Chairman, retired as Quaker’s Chief Executive Officer. As further discussed in the Company’s 8-K filed on May 13, 2008, the Company is recognizing certain accelerated and other costs, in accordance with Mr. Naples’ Employment, Transition and Consulting Agreement, which are expected to total $5.8 million over the 2008-2010 period. Of the $3.5 million, or approximately $0.22 per diluted share, in incremental costs incurred in 2008, $1.6 million, or approximately $0.10 per diluted share, was recognized in the third quarter of 2008.

In the third quarter of 2007, the Company recorded environmental charges of $3.3 million. The charges consisted of $2.0 million related to the settlement of environmental litigation involving AC Products, Inc. a wholly owned subsidiary, as well as an additional $1.3 million charge for the estimated remaining remediation costs.

The decrease in other income is due to higher foreign exchange losses in the third quarter of 2008 versus the third quarter of 2007. The decrease in interest expense is due to lower average debt balances and interest rates.

The third quarter 2008 effective tax rate of 17.6%, includes the de-recognition of various FIN 48 uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years for approximately $1.0 million (including penalties and interest). The tax benefit recorded in the third quarter of 2007 includes a $0.7 million refund of taxes in China as a result of the Company’s increased investment. In addition, the third quarter 2007 includes a non-cash out-of-period tax benefit adjustment of $1.0 million related to certain deferred tax items. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. Refer to the Comparison of the First Nine Months of 2008 with the First Nine Months of 2007 section below for further discussion.

Net income for the third quarter of 2008 was $4.4 million, up 40% compared to $3.2 million for the third quarter of 2007, primarily as a result of increased sales and gross margin offset in part by higher selling, general and administrative expenses. As discussed above, the results for the third quarter of 2008 include approximately $1.6 million, or approximately $0.10 per diluted share, of incremental charges related to the announced retirement of the Company’s chief executive officer. Included in the third quarter 2007 results is a charge of $3.3 million, or approximately $0.21 per diluted share, related to an environmental litigation settlement.

Segment Reviews – Comparison of the Third Quarter 2008 with Third Quarter 2007

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales for the third quarter of 2008. Net sales were up $18.4 million, or 14.1%, compared with the third quarter of 2007. Foreign currency translation positively impacted net sales by approximately 6%, driven by the euro to U.S. dollar, Brazilian real to U.S. dollar and Chinese renminbi to U.S. dollar exchange rates. The average euro to U.S. dollar exchange rate was 1.50 in the third quarter of 2008 compared to 1.37 in the third quarter of 2007, the average Brazilian real to U.S. dollar exchange rate was 0.60 in the third quarter of 2008 compared to 0.52 in the third quarter of 2007, and the average Chinese renminbi to U.S. dollar exchange rate was 0.15 in the third quarter of 2008 compared to 0.13 in the third quarter of 2007. Net sales were positively impacted by growth of 18.3% in Asia/Pacific, 7.7% in North America, 4.5% in Europe and 10.5% in South America, all on a constant currency basis. The growth in sales was attributable to higher sales prices as volume growth in Asia/Pacific and South America were largely offset by declines in the Company’s other regions. The increased selling prices were implemented, in part, to offset higher raw material costs. The $0.8 million increase in this segment’s operating income compared to the third quarter of 2007 on a sales increase of 14.1% is reflective of the pace at which raw material costs have continued to increase. This segment’s operating income was also negatively impacted by higher selling costs, as well as CMS profitability being negatively impacted by lower Quaker product sales due to lower customer production levels.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales for the third quarter of 2008, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $0.3 million, or 3%, for the third quarter of 2008 compared with the prior year period, primarily due to higher chemical milling maskant product sales sold to the aerospace industry. This segment’s operating income was up $0.3 million.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales for the third quarter of 2008, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were up $0.1 million, reflective of this segment’s second quarter 2007 acquisition of Frontier Research and Chemicals Company. Operating income for the third quarter of 2008 was flat compared to the third quarter of 2007.

Comparison of the First Nine Months of 2008 with the First Nine Months of 2007

Net sales for the first nine months of 2008 were $465.4 million, up 15% from $403.2 million for the first nine months of 2007. The increase in net sales was attributable to higher selling prices, higher revenue related to the Company’s CMS channel and foreign exchange rate translation. Volume growth in Asia/Pacific and South America was more than offset by volume declines in the Company’s other regions. Foreign exchange rate translation increased revenues by approximately 7%. Selling price increases were realized, in part, as a result of an ongoing effort to offset higher raw material costs. CMS revenues were higher due to the impact of additional CMS accounts gained in 2007, as well as the renewal and restructuring of several of the Company’s CMS contracts.

Gross margin dollars were up $10.6 million, almost 9% for the first nine months of 2008, compared to the first nine months of 2007. However, the gross margin percentage was 29.0% for the first nine months of 2008, compared to 30.8% in the first nine months of 2007. The Company’s larger mix of CMS contracts reported on a gross versus pass-through basis and lower Quaker product sales due to lower customer production levels resulted in a gross margin percentage decline of approximately 0.5 percentage points. The remaining decline in the gross margin percentage was due to increased raw material costs partially offset by price increases, as well as product and regional sales mix.

SG&A for the first nine months of 2008 increased $6.0 million compared to the first nine months of 2007 due to foreign exchange rate translation. Investments in higher growth areas, as well as inflationary increases, were offset by lower legal and environmental costs and lower incentive compensation expense. The previously noted charges related to the Company’s CEO transition in 2008 and environmental charges in 2007 also impacted the year-to-date comparisons.

Other income for 2008 includes a net arbitration award of approximately $1.0 million, or approximately $0.04 per diluted share, related to litigation with one of the former owners of the Company’s Italian subsidiary. The remaining change in other income is due to foreign exchange losses in 2008 compared to foreign exchange gains in 2007. The decrease in interest expense is due to lower average debt balances and interest rates, as well as higher interest income.

The effective tax rate was 29.2% for the first nine months of 2008, compared to 21.2% for the first nine months of 2007. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. Included in the effective tax rate for the first nine months of 2008 is a tax refund of $0.5 million relating to the Company’s increased investment in China, as well as the de-recognition of various FIN 48 uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years for approximately $1.0 million (including penalties and interest). Included in the effective tax rate for the first nine months of 2007 is a similar tax refund of $0.7 million relating to the Company’s investment in China, as well as the previously noted non-cash out-of-period tax benefit adjustment of $1.0 million related to certain deferred tax items. At the end of 2007, the Company had net U.S. deferred tax assets totaling $16.8 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The continued price pressure in the Company’s raw materials has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Net income for the first nine months of 2008 was $13.9 million, up 28% compared to $10.8 million for the first nine months of 2007, primarily as a result of increased sales and gross margin offset in part by higher selling, general and administrative expenses. As discussed above, the results for the first nine months of 2008 include approximately $3.5 million of incremental pre-tax charges, or approximately $0.22 per diluted share, related to the retirement of the Company’s chief executive officer, as well as a net arbitration award of $1.0 million, or approximately $0.04 per diluted share, related to litigation with one of the former owners of the Company’s Italian affiliate. The results for the first nine months of 2007 include a $3.3 million charge, or approximately $0.21 per diluted share, related to an environmental litigation settlement, as noted above.

Segment Reviews – Comparison of the First Nine Months 2008 with the First Nine Months 2007

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales for the first nine months of 2008. Net sales were up $58.9 million, or 15.8%, compared with the first nine months of 2007. Foreign currency translation positively impacted net sales by approximately 8%, driven by the euro to U.S. dollar, Brazilian real to U.S. dollar and Chinese renminbi to U.S. dollar exchange rates. The average euro to U.S. dollar exchange rate was 1.52 in the first nine months of 2008 compared to 1.34 in the first nine months of 2007, the average Brazilian real to U.S. dollar exchange rate was 0.59 in the first nine months of 2008 compared to 0.50 in the first nine months of 2007, and the average Chinese renminbi to U.S. dollar exchange rate was 0.14 in the first nine months of 2008 compared to 0.13 in the first nine months of 2007. Net sales were positively impacted by growth of 19.6% in Asia/Pacific, 8.0% in North America, 4.0% in Europe and 6.5% in South America, all on a constant currency basis. The growth in sales was attributable to higher sales prices and mix, volume growth and higher CMS sales due to the renegotiation of certain contracts in 2007. The increased selling prices were implemented, in part, to offset higher raw material costs. The $0.9 million decrease in this segment’s operating income compared to the first nine months of 2007 on a sales increase of 15.8% is reflective of the pace at which raw material costs have continued to increase. This segment’s operating income was also negatively impacted by higher selling costs, as well as CMS profitability being negatively impacted by the American Axle strike and lower Quaker product sales due to lower customer production levels.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales for the first nine months of 2008, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $2.2 million, or 8%, for the first nine months of 2008 compared with the prior year period, primarily due to higher chemical milling maskant product sales sold to the aerospace industry. This segment’s operating income was up $0.9 million, consistent with the volume increases noted above.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales for the first nine months of 2008, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were up $1.1 million, reflective of this segment’s second quarter 2007 acquisition of Frontier Research and Chemicals Company. Operating income for the first nine months of 2008 was flat with the first nine months of 2007.

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

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, forward-looking statements are also included in Quaker’s reports on Forms 10-K, 10-Q and 8-K, press releases and other materials released to the public.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of September 30, 2008, Quaker had $69.7 million in borrowings under its credit facilities, compared to $73.8 million at December 31, 2007, at a weighted average borrowing rate of approximately 5.8%. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. During the third quarter of 2008, the Company entered into an additional $5.0 million notional value interest rate swap. In total, the Company has entered into eight interest rate swaps in order to fix a portion of its variable rate debt as of September 30, 2008. The swaps had a combined notional value of $40.0 million and $35.0 million and a fair value of ($1.3) million and ($1.1) million at September 30, 2008 and December 31, 2007, respectively. The counterparties to the swaps are major financial institutions. Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to a single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations. In February 2007, the Company completed a refinancing of its existing industrial development bonds to fix the interest rate of an additional $5.0 million of debt.

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

Items 1, 1A, 3, and 4 of Part II are inapplicable and have been omitted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report, all of which were acquired from employees in payment of the exercise price of employee stock options exercised during the period.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 – July 31	8,805	$30.66	—	252,600
August 1 – August 31	9,469	$32.65	—	252,600
September 1 – September 30	—	$—	—	252,600
Total	18,274	$31.69	—	252,600

(1)	All of the 18,274 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options.
(2)	The price per share, in each case, represented either a) the average of the high and low price of the Company’s common stock on date of exercise; or b) the closing price of the Company’s common stock on date of exercise, as specified by the plan pursuant to which the applicable option was granted.
(3)	On February 15, 1995, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 500,000 shares of Quaker common stock, and, on January 26, 2005, the Board authorized the repurchase of up to an additional 225,000 shares. Under the 1995 action of the Board, 27,600 shares may yet be purchased. Under the 2005 action of the Board, none of the shares authorized has been purchased and, accordingly, all of those shares may yet be purchased. Neither of the share repurchase authorizations has an expiration date.

Item 5.	Other Information.

As previously announced on October 1, 2008, Mark A. Harris announced his resignation from his position as the Company’s Senior Vice President, Global Strategy and Marketing, effective December 31, 2008. On October 29, 2008, the Company entered into a Compromise Agreement and Consultancy Agreement with Mr. Harris. The Compromise Agreement provides for release and settlement of claims against the Company and its affiliates in consideration for entering into the Consultancy Agreement. The Consultancy Agreement is for a five-year term commencing January 1, 2009. In the first three years, Mr. Harris will provide consultancy services to the Company of up to ten days a month for a monthly fee of GBP 18,500 during the first year and GBP 10,500 in the second and third years of the consultancy period. After year three, no consultancy services will be required, but Mr. Harris will be paid a monthly fee of GBP 4,500, subject to continued compliance with certain restrictive covenants. In addition, the Company will pay on July 1st during the first three years of the Consultancy Agreement, an annual fee of GBP 40,000, again subject to continued compliance with certain restrictive covenants. The Company can not terminate the Consultancy Agreement during its term except for breach or non-compliance with its terms and conditions. On October 29, 2008, the GBP to USD exchange rate was 1.56.

Item 6.	Exhibits.

(a) Exhibits

10.1	-	By-Laws (as amended, effective October 4, 2008)

31.1	-	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350

32.2	-	Certification of Mark A. Featherstone Pursuant to 18 U.S. C. Section 1350

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Mark A. Featherstone
Mark A. Featherstone, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: October 30, 2008