Form 10-K
period 2008-12-31
QUAKER CHEMICAL CORP
filed 2009-03-05
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State aggregate market value of common stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on June 30, 2008): $282,923,092

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: 10,917,258 shares of Common Stock, $1.00 Par Value, as of February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2009 are incorporated by reference into Part III.

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

	2008	2007	2006
Rolling lubricants	19.7%	19.8%	21.0%
Machining and grinding compounds	17.7%	17.6%	16.6%
Chemical management services	11.1%	12.2%	10.3%
Hydraulic fluids	11.1%	10.7%	10.8%
Corrosion preventives	10.2%	10.3%	10.6%

A substantial portion of Quaker’s sales worldwide are made directly through its own employees and its CMS programs with the balance being handled through value-added resellers and agents. Quaker employees visit the plants of customers regularly and, through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker’s existing products or by applying new formulations developed in Quaker’s laboratories. Quaker makes little use of advertising but relies heavily upon its reputation in the markets which it serves. Generally, separate manufacturing facilities of a single customer are served by different personnel. As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenues are recognized on a gross reporting basis at the selling price negotiated with the customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $32.2 million, $52.7 million and $62.8 million for 2008, 2007 and 2006, respectively. The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment arrangements, upon usage by the customer and when services are performed. License fees and royalties are recognized in accordance with agreed-upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured, and are included in other income.

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

Major Customers and Markets

In 2008, Quaker’s five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 28% of its consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 10% of consolidated net sales. A significant portion of Quaker’s revenues are realized from the sale of process fluids and services to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers. Furthermore, steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. Accordingly, the loss or closure of a steel mill or other major customer site can have a material adverse effect on Quaker’s business.

Raw Materials

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2008, three raw material groups (mineral oils and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil can be affected by the price of crude oil and refining capacity. In addition, animal fat and vegetable oil prices are impacted by increased biodiesel consumption. Accordingly, significant fluctuations in the price of crude oil can have a material effect upon the Company’s business. Many of the raw materials used by Quaker are “commodity” chemicals, and, therefore, Quaker’s earnings can be affected by market changes in raw material prices. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business. Reference is made to the disclosure contained in Item 7A of this Report.

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

Research and Development—Laboratories

Quaker’s research and development laboratories are directed primarily toward applied research and development since the nature of Quaker’s business requires continual modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Quaker maintains quality control laboratory facilities in each of its manufacturing locations. In addition, Quaker maintains in Conshohocken, Pennsylvania, Placentia, California, Santa Fe Springs, California, Uithoorn, The Netherlands and Qingpu, China laboratory facilities that are devoted primarily to applied research and development.

Research and development costs are expensed as incurred. Research and development expenses during 2008, 2007 and 2006 were $16.9 million, $14.6 million and $13.0 million, respectively.

Most of Quaker’s subsidiaries and associated companies also have laboratory facilities. Although not as complete as the Conshohocken, Santa Fe Springs, Uithoorn or Qingpu laboratories, these facilities are generally sufficient for the requirements of the customers being served. If problems are encountered which cannot be resolved by local laboratories, such problems may be referred to the laboratory staff in Conshohocken or Uithoorn.

Regulatory Matters

In order to facilitate compliance with applicable Federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent experts, as well as ongoing inspections and training by on-site personnel. Such inspections address operational matters, record keeping, reporting requirements, and capital improvements. In 2008, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $1.7 million compared to $0.9 million and $0.8 million in 2007 and 2006, respectively. In 2009, the Company expects to incur approximately $1.9 million for capital expenditures directed primarily to regulatory compliance. Incorporated by reference is the information regarding AC Products, Inc. contained in Note 21 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Number of Employees

On December 31, 2008, Quaker’s consolidated companies had 1,377 full-time employees of whom 555 were employed by the parent company and its U.S. subsidiaries and 822 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 157 people on December 31, 2008.

Product Classification

The Company’s reportable segments are as follows:

(1) Metalworking process chemicals—industrial process fluids for various heavy industrial and manufacturing applications.

(2) Coatings—temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3) Other chemical products—other various chemical products.

Incorporated by reference is the segment information contained in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Non-U.S. Activities

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. dollar, the E.U. euro, the Brazilian real, and the Chinese renminbi, and the impact of those currency fluctuations on the underlying economies. Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Quaker on the Internet

Financial results, news and other information about Quaker can be accessed from the Company’s Web site at http://www.quakerchem.com. This site includes important information on products and services, financial reports, news releases, and career opportunities. The Company’s periodic and current reports on Forms 10-K, 10-Q and 8-K, including exhibits and supplemental schedules filed therewith, and amendments to those reports, filed with the Securities and Exchange Commission (“SEC”) are available on the Company’s Web site, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information that can be accessed through the Company’s Web site is not incorporated by reference in this Report and, accordingly, you should not consider that information part of this Report.

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

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2008, and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

The business environment in which the Company operates remains challenging. The Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. A major risk is that the Company’s demand is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in our customers’ business and unanticipated customer production shutdowns or curtailments such as those being experienced currently. Customer production within the steel and automotive industries has been slowing globally. This is further impacted by the loss of market share of certain of the Company’s automotive customers in the U.S. and European markets. In addition, consolidation in the steel industry is concentrating sales among certain of the Company’s key customers. The Company has limited ability to adjust its cost level contemporaneously with changes in sales and gross margins. Thus, a significant downturn in sales or gross margins due to weak end-user markets, loss of a significant customer, and/or rising raw material costs could have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

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

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2008, three raw material groups (mineral oils and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil can be affected by the price of crude oil and refining capacity. In addition, many of the raw materials used by Quaker are “commodity” chemicals. Accordingly, Quaker’s earnings can be affected by market changes in raw material prices.

Over the past three years, Quaker has experienced significant increases in its raw material costs, particularly crude oil derivatives. For example, the price of crude oil averaged $100 per barrel in 2008 versus $72 in 2007 and $66 in 2006. In addition, refining capacity has also been constrained by various factors, which further contributed to higher raw material costs and negatively impacted margins. Animal fat and vegetable oil prices have been impacted by increased biodiesel consumption. In response, the Company has aggressively pursued price increases to offset the increased raw material costs. Although the Company has been successful in recovering a substantial amount of the raw material cost increases, it has experienced competitive as well as contractual constraints limiting pricing actions. In addition, as a result of the Company’s pricing actions, customers may become more likely to consider competitors’ products, some of which may be available at a lower cost. Significant loss of customers could result in a material adverse effect on the Company’s results of operations.

Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial position, and results of operations.

During 2008, our five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) together accounted for approximately 28% of our consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 10% of consolidated net sales.

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

Failure to comply with any material provisions of our credit facility and other debt agreements could have a material adverse effect on our liquidity, financial position, and results of operations.

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

The Credit Facility contains limitations on capital expenditures, investments, acquisitions and liens, as well as default provisions customary for facilities of its type. While these covenants and restrictions are not currently considered to be overly restrictive, they could become more difficult to comply with as our business or financial conditions change. In addition, deterioration in the Company’s results of operations or financial position could significantly increase borrowing costs. As discussed in a Current Report on Form 8-K filed on February 20, 2009, the Company has also amended its Credit Facility to provide covenant relief related to the 2008 and 2009 restructuring programs and the CEO transition costs. In addition, the amendment temporarily increases the maximum permitted leverage ratio from 3.5 to 4.0 during the period from June 30, 2009 to September 30, 2009, and to 3.75 during the period from December 31, 2009 to March 31, 2010. In February 2009, the Company also amended two Industrial Revenue Bonds totaling $15.0 million to provide for the same changes in terms as the Credit Facility.

Quaker is exposed to market rate risk for changes in interest rates, due to the variable interest rates applied to the Company’s borrowings under its Credit Facility. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase, perhaps significantly, depending on the extent of Quaker’s borrowings under the Credit Facility. At December 31, 2008, the Company had $71.5 million outstanding under the Credit Facility. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $40.0 million at December 31, 2008.

Failure to generate taxable income could have a material adverse effect on our financial position and results of operations.

At December 31, 2008, the Company had net U.S. deferred tax assets totaling $15.8 million, excluding deferred tax assets relating to additional minimum pension liabilities. In addition, at that date, the Company had $6.1 million in operating loss carryforwards primarily related to certain of its foreign operations. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination was made, which could have a material adverse effect on the Company’s financial statements. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances.

Environmental laws and regulations and pending legal proceedings may materially and adversely affect the Company’s liquidity, financial position, and results of operations.

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters, including environmental matters. An adverse result in one or more matters could materially and adversely affect the Company’s liquidity, financial position, and results of operations. Incorporated herein by reference is the information concerning pending asbestos-related litigation against an inactive subsidiary and amounts accrued associated with certain environmental non-capital remediation costs in Note 21 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

We might not be able to timely develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business.

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

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. dollar, the E.U. euro, the Brazilian real, and the Chinese renminbi, and the impact of those currency fluctuations on the underlying economies. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 56% to 59% of the annual consolidated net sales. All of these operations use the local currency as their functional currency. The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and attendant net assets. Therefore, as exchange rates vary, Quaker’s results can be materially affected. Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

Quaker’s corporate headquarters and a laboratory facility are located in Conshohocken, Pennsylvania. Quaker’s other principal facilities are located in Detroit, Michigan; Middletown, Ohio; Placentia, California; Santa Fe Springs, California; Uithoorn, The Netherlands; Santa Perpetua de Mogoda, Spain; Rio de Janeiro, Brazil; Tradate, Italy; and Qingpu, China. All of the properties except Placentia, California and Santa Fe Springs, California are used by the metalworking process chemicals segment. The Placentia, California and Santa Fe Springs, California properties are used by the coatings segment. With the exception of the Conshohocken, Placentia, Santa Fe Springs and Tradate sites, which are leased, all of these principal facilities are owned by Quaker and as of December 31, 2008 were mortgage free. Quaker also leases sales, laboratory, manufacturing, and warehouse facilities in other locations.

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

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters, including environmental matters. For information concerning pending asbestos-related litigation against an inactive subsidiary and amounts accrued associated with certain environmental non-capital remediation costs, reference is made to Note 21 of Notes to Consolidated Financial Statements, included in Item 8 of this Report, which is incorporated herein by this reference. The Company is a party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flow, or financial condition.

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

Name, Age, and Present Position with the Company	Business Experience During Past Five Years and Period Served as an Officer

Michael F. Barry, 50 Chief Executive Officer, President and Director	Mr. Barry was elected to his current position on October 4, 2008. Prior to assuming his present position he served as Senior Vice President and Managing Director—North America from January 2006 to October 3, 2008. He was Senior Vice President and Global Industry Leader—Metalworking and Coatings from July 2005 through December 2005. He was Vice President and Global Industry Leader—Industrial Metalworking and Coatings from January 2004 through June 2005 and Vice President and Chief Financial Officer from 1998 to August 2004.

Mark A. Featherstone, 47 Vice President, Chief Financial Officer and Treasurer	Mr. Featherstone was elected Chief Financial Officer and Treasurer in April 2007 and has served as Vice President since March 2005. He was Global Controller from May 2001 to April 2007.

D. Jeffry Benoliel, 50 Vice President—Global Strategy, General Counsel and Corporate Secretary	Mr. Benoliel assumed his current position as Vice President—Global Strategy, General Counsel and Corporate Secretary on October 4, 2008. He served as Vice President, Secretary and General Counsel from 2001 through September 2008.

Jose Luiz Bregolato, 63 Vice President and Managing Director—South America	Mr. Bregolato has served in his current position since 1993.

George H. Hill, 34 Global Controller	Mr. Hill assumed his current position in April 2007. He was Assistant Global Controller from May 2004 until April 2007 and was Manager, Financial Reporting from October 2002 to May 2004.

Joseph F. Matrange, 67 Vice President—Global Coatings	Mr. Matrange was elected Vice President—Global Coatings, effective October 4, 2008. He has also served as President of AC Products, Inc., a California subsidiary, since October 2000, and Epmar Corporation, a California subsidiary, since April 2002.

Jan F. Nieman, 48 Vice President and Managing Director—Asia/Pacific	Mr. Nieman was elected Vice President in February 2005, and has held the position of Managing Director, Asia/Pacific since August 2003.

Wilbert Platzer, 47 Vice President and Managing Director—Europe	Mr. Platzer assumed his current position in January 2006. He served as Vice President—Global Industrial Metalworking from July 2005 through December 2005 and was Vice President—Worldwide Operations from January 2001 through June 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol KWR. The following table sets forth, for the calendar quarters during the past two most recent fiscal years, the range of high and low sales prices for the common stock as reported on the NYSE composite tape (amounts rounded to the nearest penny), and the quarterly dividends declared and paid:

	Price Range				Dividends Declared		Dividends Paid
	2008		2007
	High	Low	High	Low	2008	2007	2008	2007
First quarter	$31.93	$15.27	$24.18	$21.01	$0.23	$0.215	$0.215	$0.215
Second quarter	33.45	25.79	24.74	22.10	0.23	0.215	0.23	0.215
Third quarter	33.82	24.21	25.00	19.25	0.23	0.215	0.23	0.215
Fourth quarter	29.41	10.19	24.40	19.67	0.23	0.215	0.23	0.215

There are no restrictions that currently limit the Company’s ability to pay dividends. If a default under the Company’s primary credit facility were to occur and continue, the payment of dividends would be prohibited. Reference is made to the “Liquidity and Capital Resources” disclosure contained in Item 7 of this Report.

As of January 16, 2009, there were 911 shareholders of record of the Company’s common stock, its only outstanding class of equity securities.

Every holder of Quaker common stock is entitled to one vote or ten votes for each share held of record on any record date depending on how long each share has been held. As of January 16, 2009, 10,833,429 shares of Quaker common stock were issued and outstanding. Based on the information available to the Company on January 16, 2009, the holders of 1,946,897 shares of Quaker common stock would have been entitled to cast ten votes for each share, or approximately 69% of the total votes that would have been entitled to be cast as of that record date and the holders of 8,886,532 shares of Quaker common stock would have been entitled to cast one vote for each share, or approximately 31% of the total votes that would have been entitled to be cast as of that date. The number of shares that are indicated as entitled to one vote includes those shares presumed to be entitled to only one vote. Because the holders of these shares may rebut this presumption, the total number of votes entitled to be cast as of January 16, 2009 could be more than 28,355,502.

Reference is made to the information in Item 12 of this Report under the caption “Equity Compensation Plans,” which is incorporated herein by this reference.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the fourth quarter of the fiscal year covered by this Report, all of which were acquired from employees in payment of the exercise price of employee stock options exercised during the period.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – October 31	—	$—	—	252,600
November 1 – November 30	—	$—	—	252,600
December 1 – December 31	—	$—	—	252,600

Total	—	$—	—	252,600

(1)	On February 15, 1995, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 500,000 shares of Quaker common stock, and, on January 26, 2005, the Board authorized the repurchase of up to an additional 225,000 shares. Under the 1995 action of the Board, 27,600 shares may yet be purchased. Under the 2005 action of the Board, none of the shares authorized has been purchased and, accordingly, all of those shares may yet be purchased. Neither of the share repurchase authorizations has an expiration date.

The following graph compares the cumulative total return (assuming reinvestment of dividends) from December 31, 2003 to December 31, 2008 for (i) Quaker’s common stock, (ii) the S&P SmallCap 600 Stock Index (the “SmallCap Index”) and (iii) the S&P Chemicals (Specialty) Index-SmallCap (the “Chemicals Index”). The graph assumes the investment of $100 on December 31, 2003 in each of Quaker’s common stock, the stocks comprising the SmallCap Index, and the stocks comprising the Chemicals Index.

COMPARISON OF CUMULATIVE FIVE–YEAR TOTAL RETURN

Item 6.	Selected Financial Data.

The following table sets forth selected financial information for the Company and its consolidated subsidiaries:

	2008(1)	2007(2)	2006	2005(3)	2004
	(In thousands, except per share amounts)
Summary of Operations:
Net sales	$581,641	$545,597	$460,451	$424,033	$400,695
Income before taxes, equity income and minority interest	16,629	22,735	18,440	6,615	17,457
Net income	11,132	15,471	11,667	1,688	8,974
Per share:
Net income-basic	$1.07	$1.55	$1.19	$0.17	$0.93
Net income-diluted	1.05	$1.53	1.18	0.17	0.90
Dividends declared	0.92	0.86	0.86	0.86	0.86
Dividends paid	0.905	0.86	0.86	0.86	0.855
Financial Position:
Working capital	$116,962	$107,150	$96,062	$79,105	$45,569
Total assets	385,439	399,049	357,382	331,995	324,893
Long-term debt	84,236	78,487	85,237	67,410	14,848
Shareholders’ equity	125,923	130,393	110,831	105,907	122,587

Following amounts in thousands

(1)	The results for operations for 2008 include a net pre-tax charge for restructuring and related activities of $2,916; a pre-tax charge of $3,505 for the incremental charges related to the retirement of the Company’s Chief Executive Officer; offset by a net arbitration award of $956 related to litigation with one of the former owners of the Company’s Italian subsidiary; a tax refund of $460 relating to the Company’s increased investment in China; and a $1,508 tax benefit from the derecognition of various FIN 48 uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years.

(2)	The results of operation for 2007 include a pre-tax environmental charge of $3,300 for the settlement of the ACP litigation and ongoing remediation activities at the site; a pre-tax charge of $701 related to a discontinued strategic initiative; a pre-tax charge of $487 related to certain customer bankruptcies; a tax refund of $665 relating to the Company’s increased investment in China; a non-cash out-of-period tax benefit adjustment of $993 primarily related to deferred tax accounting for the Company’s foreign pension plans; and a $391 tax charge related to the revaluation of deferred tax assets as a result of a tax law change.

(3)	The results of operation for 2005 include a net pre-tax charge for restructuring and related activities of $10,320, proceeds from the sale of real estate by the Company’s real estate joint venture of $4,187, and a $1,000 tax charge associated with the repatriation of accumulated earnings of its foreign subsidiaries.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a leading global provider of process chemicals, chemical specialties, services, and technical expertise to a wide range of industries—including steel, automotive, mining, aerospace, tube and pipe, coatings and construction materials. Our products, technical solutions, and chemical management services enhance our customers’ processes, improve their product quality, and lower their costs.

The revenue growth of 7% in 2008 was largely due to selling price increases and favorable foreign exchange rate translation, as volume declines occurred in all the Company’s regions except China. The majority of the volume decline occurred during the fourth quarter of 2008, as the global economic downturn began to impact the Company. Although higher selling prices helped to partially offset higher raw material costs, gross margin as a percentage of sales declined compared to 2007. The Company’s selling, general and administrative expenses (“SG&A”) as a percentage of sales declined to 23.5% in 2008, from 25.5% in 2007. The decline in SG&A as a percent of sales was largely reflective of higher sales, significantly lower incentive compensation cost and lower legal and environmental costs.

The full year 2008 results included some unusual items. A $2.9 million restructuring charge was taken in response to the dramatic volume declines in the U.S. and Europe with the goal of reducing operating costs in those regions. The results also included $3.5 million of incremental charges related to the previously announced retirement of the Company’s Chief Executive Officer. Other income for 2008 includes a net arbitration award of approximately $1.0 million, related to litigation with one of the former owners of the Company’s Italian subsidiary. The effective tax rate includes a $0.5 million refund of taxes in China as a result of the Company’s increased investment and $1.5 million of benefit from the derecognition of various FIN 48 uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years.

In a further effort to reduce operating costs as volume declines continued in the U.S. and Europe and extended to other regions, Quaker implemented an additional restructuring program in the first quarter of 2009 which is expected to include provisions for severance for approximately 50 employees totaling approximately $2.5 million to $3.0 million. As discussed in a Current Report on Form 8-K filed on February 20, 2009, the Company has amended its credit facility to provide covenant relief related to the 2008 and 2009 restructuring programs and the CEO transition costs. In addition, the amendment temporarily increases the maximum permitted leverage ratio from 3.5 to 4.0 during the period from June 30, 2009 to September 30, 2009, and to 3.75 during the period from December 31, 2009 to March 31, 2010. In February 2009, the Company also amended two Industrial Revenue Bonds totaling $15.0 million to provide for the same changes in terms as the credit facility.

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

The net result was earnings per diluted share of $1.05, down from $1.53 for 2007. The dramatic volume declines in the fourth quarter resulted in a loss for that quarter, which negatively impacted an otherwise strong result for the first nine months of 2008. Visibility of the underlying business activity remains limited due to an uncertain global economic environment, as further discussed below in Liquidity and Capital Resources. In addition, raw material prices, which have remained at high levels despite recent declines in crude oil prices, have not been fully recovered through pricing actions. Any improvement in gross margin as a percentage of sales will depend in part upon a sustained period of stable or declining raw material costs. Demand is expected to remain soft in the first half of 2009 due to the global economic environment and customer end-market issues, particularly related to our steel and automotive customers. The Company will remain focused on pursuing revenue opportunities, managing its raw material costs and its cost reduction activities.

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

Quaker believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:

1. Accounts receivable and inventory reserves and exposures—Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. Further, a significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, where a number of bankruptcies have occurred during recent years and companies have experienced financial difficulties. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. These matters may increase the Company’s exposure should a bankruptcy occur, and may require write down or disposal of certain inventory due to its estimated obsolescence or limited marketability. Reserves for customers filing for bankruptcy protection are generally established at 75-100% of the amount outstanding at the filing date, dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company’s consolidated allowance for doubtful accounts was $3.5 million and $3.1 million at December 31, 2008 and 2007, respectively. Further, the Company recorded provisions for doubtful accounts of $1.1 million, $0.0 million and $0.0 million in 2008, 2007 and 2006 respectively. An increase of 10% to the recorded provisions would have decreased the Company’s pre-tax earnings by $0.1 million, $0.0 million and $0.0 million in 2008, 2007 and 2006, respectively.

2. Environmental and litigation reserves—Accruals for environmental and litigation matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. Environmental costs and remediation costs are capitalized if the costs extend the life, increase the capacity or improve the safety or efficiency of the property from the date acquired or constructed, and/or mitigate or prevent contamination in the future. Estimates for accruals for environmental matters are based on a variety of potential technical solutions, governmental regulations and other factors, and are subject to a large range of potential costs for remediation and other actions. A considerable amount of judgment is required in determining the most likely estimate within the range, and the factors determining this judgment may vary over time. Similarly, reserves for litigation and similar matters are based on a range of potential outcomes and require considerable judgment in determining the most probable outcome. If no amount within the range is considered more probable than any other amount, the Company accrues the lowest amount in the range in accordance with generally accepted accounting principles. An inactive subsidiary of the Company is involved in asbestos litigation. If the Company ever concludes that it is probable it will be liable for any of the obligations of such subsidiary, then it will record the associated liabilities if they can be reasonably estimated. The Company will reassess this situation periodically in accordance with SFAS No. 5, “Accounting for Contingencies.” See Note 21 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

3. Realizability of equity investments—Quaker holds equity investments in various foreign companies, whereby it has the ability to influence, but not control, the operations of the entity and its future results. Quaker records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments, or devaluation of foreign currencies could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value. These factors may result in an impairment charge in the future. The carrying amount of the Company’s equity investments at December 31, 2008 was $8.0 million and was comprised of three investments totaling $4.8 million, $1.9 million and $1.3 million, respectively.

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

6. Goodwill and other intangible assets—Goodwill and other intangible assets are evaluated in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets, which do not have indefinite lives, are recorded at fair value and amortized on a straight-line basis over the life of the intangible asset based on third-party valuations of the assets. Goodwill and intangible assets, which have indefinite lives, are not amortized and are required to be assessed at least annually for impairment. The Company compares the assets’ fair value to their carrying value primarily based on future discounted cash flows in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. The Company completed its annual impairment assessment as of the end of the third quarter 2008, and no impairment charge was warranted. The Company’s consolidated goodwill and indefinite-lived intangible assets at December 31, 2008 and 2007 were $41.6 million and $44.4 million, respectively. The Company’s assumption of weighted average cost of capital and estimated future net operating profit after tax (NOPAT) are particularly important in determining whether an impairment charge has been incurred. The Company currently uses a weighted average cost of capital of 12% and, at September 30, 2008, this assumption would have had to increase by more than 4.7 percentage points before any of the Company’s reporting units would fail step one of the SFAS No. 142 impairment analysis. Further, at September 30, 2008, the Company’s estimate of future NOPAT would have had to decrease by more than 28% before any of the Company’s reporting units would be considered potentially impaired. Given the downturn in general worldwide economic conditions, the Company reevaluated its interim impairment testing at year-end, which did not require any changes to the Company’s previous conclusion.

7. Postretirement benefits—The Company provides certain pension and other postretirement benefits to employees and retirees. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required valuations to determine benefit expense and, if necessary, non-cash charges to equity for additional minimum pension liabilities. Critical assumptions used in the actuarial valuation include the weighted average discount rate, rates of increase in compensation levels, and expected long-term rates of return on assets. If different assumptions were used, additional pension expense or charges to equity might be required. The Company’s pension plan year-end is November 30, and the measurement date is December 31. The following table highlights the potential impact on the Company’s pre-tax earnings due to changes in assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 31, 2008:

	1/2 Percentage Point Increase			1/2 Percentage Point Decrease
	Foreign	Domestic	Total	Foreign	Domestic	Total
	(Dollars in millions)
Discount rate	$(0.4)	$(0.1)	$(0.5)	$0.5	$0.1	$0.6
Expected rate of return on plan assets	$(0.2)	$(0.2)	$(0.4)	$0.2	$0.2	$0.4

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

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires expanded disclosure about the Company’s hedging activities and use of derivative instruments in its hedging activities. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008 and for interim periods within those fiscal years. The Company is currently assessing the impact of this standard on its financial statements.

In June 2008, the FASB issued FASB Staff Position, FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 changes the way earnings per share is calculated for share-based payments that have not vested. FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years. The Company is currently assessing the impact of this standard on its financial statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”).” FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $20.9 million at December 31, 2008 from $20.2 million at December 31, 2007. The $0.7 million increase resulted primarily from $13.4 million of cash provided by operating activities, $9.4 million of cash provided by financing activities, offset in part by $20.2 million of cash used in investing activities.

Net cash flows provided by operating activities were $13.4 million in 2008, compared to $27.5 million in 2007. Lower net income and a net increase in working capital were the primary drivers for the decrease in cash flow from operations. The $27.5 million of cash flow from operations in 2007 was a near record level for the Company. The Company remains focused on limiting the pace of its investment in working capital despite significant factors impacting the working capital accounts throughout 2008. The reduction in accounts receivable is reflective of the fourth quarter sales volume declines due to the global economic downturn. This reduced business activity is also seen in a reduction in inventory with more than offsetting cash outflows in accounts payable and other accrued liabilities. Significantly reduced incentive compensation costs is the most significant factor other than reduced business activity affecting the accounts payable and other accrued liabilities comparison. In 2007, the Company exceeded performance targets, while in 2008, results were below target levels. Further, the Company incurred significantly more stock-based compensation in 2008 versus the prior year largely due to the previously announced retirement of the Company’s Chief Executive Officer. However, the change in cash inflows from increased stock-based compensation was offset by the 2007 environmental charges, discussed below.

Net cash flows used in investing activities were $20.2 million in 2008, compared to $9.4 million in 2007. The increased use of cash was primarily related to the restricted proceeds received from the Company’s second quarter 2008 bond offering related to the Company’s expansion of its Middletown, Ohio manufacturing facility. Capital expenditures were higher than the prior year primarily due to this project. Payments related to acquisitions in 2008 include the third of four annual payments of $1.0 million related to the 2005 acquisition of the remaining 40% interest in the Company’s Brazilian joint venture and the third of four annual payments related to the 2006 acquisition of the remaining minority interest in its China joint venture for $0.9 million. Also contributing to the change in cash flows from investing activities was a lower cash inflow from the Company’s below-described restricted cash relating to asbestos costs of an inactive subsidiary of the Company. This net cash outflow is equally offset as a cash inflow in cash flows from operating activities, as the inactive subsidiary makes payments for claims and costs of defense in accordance with the settlement and release agreements.

In the first quarter of 2007, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $20.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The payments are structured to be received over a four-year period with annual installments of $5.0 million, the first of which was received in the second quarter of 2007 and the second of which was received in the first quarter of 2008. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted, and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the subsequent installments will be cancelled. During the third quarter of 2007, the same inactive subsidiary and one of its insurance carriers entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of the defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. See Notes 19, 20 and 21 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

Net cash provided by financing activities was $9.4 million, compared to $15.9 million of cash used in financing activities for 2007. A high level of cash received from stock option exercises as compared to the prior year impacted the change in cash flows from financing activities. In addition, during the second quarter of 2008, the Company completed a $10.0 million industrial revenue bond offering related to the expansion of its Middletown, Ohio manufacturing facility. The proceeds of this bond are restricted and can only be used for capital expenditures related to the expansion. The remaining change in cash flows from financing activities was due to lower debt repayments in 2008 as compared to 2007.

Financial markets around the globe have been experiencing extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Further, concerns over slower economic activity, inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending could lead to adverse business conditions for the Company. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse global economic conditions. Reference is made to Item 1A included in Part I of this Annual Report.

While currently these conditions have not impaired our ability to access credit lines and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. The Company’s primary credit line is a syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in 2012. The maximum principal amount available for revolving credit borrowings is $125.0 million. At December 31, 2008 and 2007, the Company had approximately $71.5 million and $73.8 million outstanding at a weighted average borrowing rate of 3.55% and 5.8%, respectively. The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.5 to 1; at December 31, 2008, the consolidated leverage ratio was below 2.4 to 1. Under this covenant the Company could have borrowed an additional $42.5 million at December 31, 2008. As discussed in a Current Report on Form 8-K filed on February 20, 2009 the Company has amended its credit facility to provide covenant relief related to the 2008 and 2009 restructuring programs and the CEO transition costs. In addition, the amendment temporarily increases the maximum permitted leverage ratio from 3.5 to 4.0 during the period from June 30, 2009 to September 30, 2009, and to 3.75 during the period from December 31, 2009 to March 31, 2010. In February 2009, the Company also amended two Industrial Revenue Bonds totaling $15.0 million to provide for the same changes in terms as the credit facility. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt, with a combined notional value of $40.0 million as of December 31, 2008. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any one counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

The economic concerns noted above can affect our business in a number of ways including, but not limited to, those addressed in the following discussion. The tightening of credit in financial markets adversely affects the ability of customers to obtain financing. This has led certain customers to extend payment terms, which may directly impact our working capital investment and need for increased borrowings. Such events increase the Company’s exposure to concentration of credit risk, particularly in the automotive and steel industries. In addition, the Company believes demand for steel and automobiles is softening as a result of the reduced general level of economic activity. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur and may require write-down or disposal of certain inventory due to its estimated obsolescence or limited marketability.

Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. However, as a result of significant losses experienced in global equity markets, our pension funds experienced a $12.1 million negative return for 2008, which creates increased pension costs and contributions in 2009.

At December 31, 2008, the Company’s gross FIN 48 liability, including accrued interest and penalties, was $12.3 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its FIN 48 liability. However, should the entire FIN 48 liability be paid, the amount of the payment may be reduced by $5.0 million as a result of offsetting benefits in other tax jurisdictions.

The Company’s net debt-to-total-capital ratio remained strong at 32% for both December 31, 2008 and 2007, respectively. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

The following table summarizes the Company’s contractual obligations at December 31, 2008, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. Pension and other postretirement plan contributions beyond 2009 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. The timing of payments related to other long-term liabilities, which consist primarily of deferred compensation agreements, cannot be readily determined due to their uncertainty. Interest obligations on the Company’s short and long term debt are included assuming the debt levels will be outstanding for the entire period and assuming the interest rates in effect at December 31, 2008. (Amounts in millions)

	Payments due by period
Contractual Obligations	Total	2009	2010	2011	2012	2013	2014 and Beyond
Short-term debt	$3.340	$3.340	$—	$—	$—	$—	$—
Long-term debt	107.092	4.612	3.463	3.386	70.909	0.806	23.916
Capital lease obligations	1.031	0.372	0.563	0.048	0.027	0.021	—
Non-cancelable operating leases	19.115	4.263	3.224	2.423	2.207	1.451	5.547
Purchase obligations	8.977	8.378	0.599	—	—	—	—
Pension and other postretirement plan contributions	13.644	13.644	—	—	—	—	—
Other long-term liabilities (see Note 20 of Notes to Consolidated Financial Statements)	3.532	—	—	—	—	—	3.532

Total contractual cash obligations	$156.731	$34.609	$7.849	$5.857	$73.143	$2.278	$32.995

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

Consistent with the foregoing approach, the Company has been awarded a series of multi-year CMS contracts, primarily at General Motors Powertrain, Chrysler and Ford manufacturing sites, since 2003. This business was an important step in building the Company’s share and leadership position in the automotive process fluids market and has positioned the Company well for penetration of CMS opportunities in other metalworking manufacturing sites. This alternative approach had a dramatic impact on the Company’s revenue and margins. Under the traditional CMS approach, where the Company effectively acts as an agent, revenues and costs from these sales are reported on a net sales or “pass-through” basis. The alternative structure is different in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. As a result, in the alternative structure the Company recognizes in reported revenues the gross revenue received from the CMS site customer, and in cost of goods sold the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions. As some contracts have been renewed or renegotiated, some of those contracts have reverted to a “pass-through” basis, while others have remained on a gross basis. Currently, the Company has a mix of contracts with both the traditional product pass-through structure and fixed priced contracts covering all services and products. The Company’s offerings will continue to include both approaches to CMS, depending on customer requirements and business circumstances.

Comparison of 2008 with 2007

Net sales for 2008 were $581.6 million, up 7% from $545.6 million for 2007. The increase in net sales was primarily due to selling price increases and foreign exchange rate translation partially offset by volume declines. Volumes were down approximately 7%, while selling price increases were realized, in part, as a result of an ongoing effort to offset higher raw material costs. The majority of the volume decline occurred during the fourth quarter of 2008, with declines in all the Company’s regions as the global economic downturn began to impact the Company. Foreign exchange rate translation increased revenues by approximately 4%.

Gross margin dollars were down approximately $4.9 million, or 3%, compared to 2007. The gross margin percentage of 28% was also lower than the 2007 gross margin percentage of 30.8%. The decline in gross margin percentage was due to increased raw material costs partially offset by price increases, as well as product and regional sales mix.

SG&A for 2008 decreased $2.7 million compared to 2007. Investments in higher growth areas, inflationary increases and unfavorable foreign exchange rate translation were more than offset by lower incentive compensation and lower legal and environmental costs. In addition, during the third quarter of 2007, the Company recorded a charge of $0.7 million related to a discontinued strategic initiative and a $0.5 million charge related to certain customer bankruptcies.

In response to the dramatic volume declines in the U.S. and Europe and with the goal of reducing operating costs in those regions, the Company implemented a restructuring program in the fourth quarter of 2008, which eliminated more than 80 positions and included provisions for severance for 57 employees totaling $2.9 million. In a further effort to reduce operating costs as volume declines continued in the U.S. and Europe and extended to other regions, Quaker implemented an additional restructuring program in the first quarter of 2009 which is expected to include provisions for severance for approximately 50 employees totaling approximately $2.5 million to $3.0 million.

Effective October 3, 2008, Ronald J. Naples, Chairman, retired as Quaker’s Chief Executive Officer. As further discussed in the Company’s 8-K filed on May 13, 2008, the Company is recognizing certain accelerated and other costs, in accordance with Mr. Naples’ Employment, Transition and Consulting Agreement, which are expected to total $5.8 million over the 2008 – 2010 period. Incremental costs incurred in 2008 totaled $3.5 million, or approximately $0.22 per diluted share.

In 2007, the Company recorded environmental charges of $3.3 million. The charges consisted of $2.0 million related to the settlement of environmental litigation involving AC Products, Inc., a wholly owned subsidiary, as well as an additional $1.3 million charge for the estimated remaining remediation costs.

The decrease in other income was primarily the result of foreign exchange losses recorded in 2008, compared to gains in the prior year. Other income for 2008 also includes a net arbitration award of approximately $1.0 million, or approximately $0.04 per diluted share, related to litigation with one of the former owners of the Company’s Italian subsidiary. The decrease in interest expense was attributable to lower average borrowings and lower interest rates.

The Company’s effective tax rate was 29.9% for 2008, compared to 29.3% in the prior year. The 2008 effective tax rate was affected by a changing mix of income among jurisdictions, as well as the derecognition of several uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years, in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement, No. 109.” The effective tax rate for 2007 also includes an out of period non-cash tax benefit adjustment of $1.0 million related to the deferred tax accounting for the Company’s foreign pension plans and intangible assets regarding one of the Company’s acquisitions. At the end of 2008, the Company had net U.S. deferred tax assets totaling $15.8 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The continued price pressure in the Company’s raw materials, as well as the global economic downturn has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Segment Reviews—Comparison of 2008 with 2007

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales in 2008. Net sales were up $34.1 million, or 7%, compared to 2007. Foreign currency translation positively impacted net sales by approximately 5%, driven by the euro to U.S. dollar, Brazilian real to U.S. dollar and Chinese renminbi to U.S. dollar exchange rates. The average euro to U.S. dollar exchange rate was 1.47 in 2008, compared to 1.37 in 2007, the average Brazilian real exchange rate was 0.55 in 2008, compared to 0.52 in 2007, and the average Chinese renminbi exchange rate was 0.14 in 2008, compared to 0.13 in 2007. Net sales were positively impacted by growth of 14% in Asia/Pacific, 3% in North America, and 2% in South America, while sales were down 3% in

Europe, all on a constant currency basis. The growth in sales was primarily attributable to higher sales prices implemented across all regions, in part, as a result of an ongoing effort to offset higher raw material costs. The increased selling prices were offset in part by volume reductions in all regions except Asia/Pacific. The majority of the volume declines occurred in the fourth quarter of 2008, as the global recession began to impact the Company. The $13.2 million decrease in this segment’s operating income compared to 2007 on a 7% sales increase is reflective of the pace at which raw material costs have continued to increase, as well as the fourth quarter volume reductions. This segment’s operating income was also negatively impacted by lower Quaker product sales due to lower customer production levels, higher selling costs, as well as CMS profitability being negatively impacted by the American Axle strike, which occurred earlier in 2008.

Coatings:

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in 2008, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $0.7 million, primarily due to higher chemical milling maskant product sales to the aerospace industry. This segment’s operating income was up $0.4 million, consistent with the volume increases noted above.

Other Chemical Products:

Other Chemical Products, which represented approximately 1% of the Company’s net sales in 2008, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were up $1.3 million, reflective of this segment’s second quarter 2007 acquisition of Frontier Research and Chemicals Company. Operating income for 2008 was flat with 2007.

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

SG&A for 2007 increased $18.5 million compared to 2006. Foreign exchange rate translation accounted for approximately $5.6 million of the increase over the prior year. Also negatively affecting the comparison with the prior year was a pension gain of $0.9 million recorded in the first quarter of 2006, due to a legislative change. The remainder of the increase was due to continued planned spending in higher growth areas, including China, higher incentive compensation as a result of higher earnings, higher commissions as a result of higher sales, higher legal and environmental costs, and inflationary increases. In addition, during the third quarter of 2007, the Company recorded a charge of $0.7 million related to a discontinued strategic initiative and a $0.5 million charge related to certain customer bankruptcies.

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

The Company’s effective tax rate was 29.3% for 2007, compared to 33.8% in the prior year. The lower effective tax rate includes a higher refund of taxes in China as a result of the Company’s increased investment with $0.7 million received in 2007 versus $0.4 million received in 2006. In addition, the lower effective tax rate includes a non-cash out-of-period tax benefit adjustment of $1.0 million related to certain deferred tax items. The effective tax rate was also affected by a changing mix of income among tax jurisdictions, as well as the Company’s first quarter 2007 adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

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

Segment Reviews—Comparison of 2007 with 2006

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales in 2007. Net sales were up $80.3 million, or 19%, compared to 2006. Foreign currency translation positively impacted net sales by approximately 6%, driven by the euro to U.S. dollar and Brazilian real to U.S. dollar exchange rates. The average euro to U.S. dollar exchange rate was 1.37 in 2007, compared to 1.26 in 2006, and the average Brazilian real exchange rate was 0.52 in 2007, compared to 0.46 in 2006. Net sales were positively impacted by growth of 25.5% in Asia/Pacific, 14.0% in North America, 10.2% in Europe and 7.2% in South America, all on a constant currency basis. The growth in sales was attributable to volume growth, higher sales prices, and higher CMS sales due to the renegotiation of certain contracts in 2007. The majority of the volume growth came from increased demand in China, while price increases implemented across all regions helped, in part, to offset higher raw material costs. The $12.3 million increase in this segment’s operating income compared to 2006 is largely reflective of the Company’s pricing actions and improved performance from the Company’s U.S. CMS channel, offset in part by higher selling costs.

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

Other Chemical Products:

Other Chemical Products, which represented less than 1% of the Company’s net sales for 2007, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were up $0.9 million and operating income was up $0.1 million. The increase in sales is reflective of this segment’s second quarter 2007 acquisition of Frontier Research and Chemicals Company, which was offset in part by declines in this segment’s base business.

Restructuring and Related Activities

In the fourth quarter of 2008, Quaker’s management approved restructuring plans to reduce operating costs, primarily in North America and Europe. Included in restructuring plans were provisions for severance for 57 employees. The Company recognized a $2.9 million restructuring charge in the fourth quarter of 2008. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. The Company expects to complete the initiatives contemplated under this program during 2009.

The accrued restructuring balance for the 2008 4th Quarter Program, included in other current liabilities and assigned to the Metalworking Process Chemical segment, is as follows (amounts in millions):

Employee Separations
2008 4th Quarter Program:
Restructuring charges	$2.916
Payments	(0.749)
Currency translation	0.031

December 31, 2008 ending balance	$2.198

In a further effort to reduce operating costs as volume declines continued in the U.S. and Europe and extended to other regions, Quaker implemented an additional restructuring program in the first quarter of 2009 which is expected to include provisions for severance for approximately 50 employees totaling approximately $2.5 million to $3.0 million.

Environmental Clean-up Activities

The Company is involved in environmental clean-up activities in connection with an existing plant location and former waste disposal sites. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. Effective October 17, 2007, ACP agreed to operate the two existing groundwater treatment systems associated with the extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of contaminants are below the Federal maximum contaminant level for four consecutive quarterly sampling events. At December 31, 2008, the Company believes that the remaining potential-known liabilities associated with the ACP contamination, namely estimated future cost of the soil and water remediation program, is approximately $2.0 million to $4.0 million, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses and damages will not be incurred in excess of the amount reserved. See Note 21 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

General

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 56% to 59% of the consolidated net annual sales. See Note 16 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

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

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2008 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

Interest Rate Risk.    Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of December 31, 2008, Quaker had approximately $71.5 million in borrowings under its credit facilities at a weighted average borrowing rate of approximately 3.55%. The Company uses derivative financial instruments primarily for the purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $40.0 million and $35.0 million and a fair value of $(3.1) million and $(1.1) million at December 31, 2008 and 2007, respectively. The counterparties to the swaps are major financial institutions. Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any one counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations. See the information included under the caption “Derivatives” in Note 1 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report and is incorporated herein by reference. In February 2007, the Company completed a refinancing of its existing industrial development bonds to fix the interest rate of an additional $5.0 million of debt.

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

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 56% to 59% of consolidated net annual sales.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Quaker Chemical Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner for which it accounts for uncertainty in income taxes in 2007. As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

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

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Philadelphia, PA

March 5, 2009

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Net sales	$581,641	$545,597	$460,451

Costs and expenses:
Cost of goods sold	418,580	377,661	317,850
Selling, general, and administrative expenses	136,697	139,429	120,969
Restructuring and related activities	2,916	—	—
CEO transition costs	3,505	—	—
Environmental charges	—	3,300	—

	561,698	520,390	438,819

Operating income	19,943	25,207	21,632
Other income, net	1,095	2,578	1,259
Interest expense	(5,509)	(6,426)	(5,520)
Interest income	1,100	1,376	1,069

Income before taxes, equity income and minority interest	16,629	22,735	18,440
Taxes on income	4,977	6,668	6,224

	11,652	16,067	12,216
Equity in net income of associated companies	388	783	773
Minority interest in net income of subsidiaries	(908)	(1,379)	(1,322)

Net income	$11,132	$15,471	$11,667

Per share data:
Net income—basic	$1.07	$1.55	$1.19
Net income—diluted	$1.05	$1.53	$1.18
Weighted average shares outstanding:
Basic	10,420	9,986	9,779
Diluted	10,553	10,107	9,854

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2008	2007
	(In thousands, except par value and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$20,892	$20,195
Construction fund (restricted cash)	8,281	—
Accounts receivable, net	98,702	118,135
Inventories, net	57,419	60,738
Deferred income taxes	4,948	4,042
Prepaid expenses and other current assets	10,584	10,391

Total current assets	200,826	213,501

Property, plant and equipment, net	60,945	62,287
Goodwill	40,997	43,789
Other intangible assets, net	6,417	7,873
Investments in associated companies	7,987	7,323
Deferred income taxes	34,179	30,257
Other assets	34,088	34,019

Total assets	$385,439	$399,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$4,631	$4,288
Accounts payable	48,849	65,202
Dividends payable	2,492	2,178
Accrued compensation	7,741	17,287
Accrued pension and postretirement benefits	7,380	1,726
Other current liabilities	12,771	15,670

Total current liabilities	83,864	106,351

Long-term debt	84,236	78,487
Deferred income taxes	7,156	7,583
Accrued pension and postretirement benefits	37,638	30,699
Other non-current liabilities	42,670	41,023

Total liabilities	255,564	264,143

Minority interest in equity of subsidiaries	3,952	4,513

Commitments and contingencies	—	—
Shareholders’ equity
Common stock, $1 par value; authorized 30,000,000 shares; Issued: 2008-10,833,325 shares, 2007-10,147,239 shares	10,833	10,147
Capital in excess of par value	25,238	10,104
Retained earnings	117,089	115,767
Accumulated other comprehensive loss	(27,237)	(5,625)

Total shareholders’ equity	125,923	130,393

Total liabilities and shareholders’ equity	$385,439	$399,049

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities
Net income	$11,132	$15,471	$11,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,879	11,686	10,136
Amortization	1,177	1,197	1,427
Equity in net income of associated companies, net of dividends	(275)	(219)	(348)
Minority interest in earnings of subsidiaries	908	1,379	1,322
Deferred income taxes	1,014	(354)	404
Uncertain tax positions (non-deferred portion)	211	1,577	—
Deferred compensation and other, net	819	(85)	(507)
Stock-based compensation	3,901	1,550	857
Restructuring and related activities	2,916	—	—
Environmental charges	—	3,300	—
(Gain) Loss on disposal of property, plant and equipment	(10)	(40)	34
Insurance settlement realized	(1,556)	(1,854)	(544)
Pension and other postretirement benefits	(3,527)	(3,596)	(4,247)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	15,582	(4,093)	(8,947)
Inventories	(73)	(5,182)	(4,146)
Prepaid expenses and other current assets	(181)	122	(140)
Accounts payable and accrued liabilities	(27,892)	7,612	5,440
Change in restructuring liabilities	(749)	—	(4,033)
Estimated taxes on income	(885)	(970)	(192)

Net cash provided by operating activities	13,391	27,501	8,183

Cash flows from investing activities
Capital expenditures	(11,742)	(9,165)	(12,379)
Payments related to acquisitions	(1,859)	(2,373)	(1,684)
Proceeds from disposition of assets	177	259	64
Insurance settlement received and interest earned	5,306	5,705	7,836
Change in restricted cash, net	(12,031)	(3,851)	(7,292)

Net cash used in investing activities	(20,149)	(9,425)	(13,455)

Cash flows from financing activities
Proceeds from short-term debt	—	2,250	1,897
Net increase (decrease) in short-term borrowings	743	(3,198)	(3,384)
Proceeds from long-term debt	10,000	—	15,283
Repayment of long-term debt	(3,401)	(8,345)	(940)
Dividends paid	(9,503)	(8,654)	(8,444)
Stock options exercised, other	11,919	3,309	1,235
Distributions to minority shareholders	(404)	(1,265)	(1,490)

Net cash provided by (used in) financing activities	9,354	(15,903)	4,157

Effect of exchange rate changes on cash	(1,899)	1,960	1,056
Net increase (decrease) in cash and cash equivalents	697	4,133	(59)
Cash and cash equivalents at beginning of the period	20,195	16,062	16,121

Cash and cash equivalents at end of the period	$20,892	$20,195	$16,062

Supplemental cash flow disclosures
Cash paid during the year for:
Income taxes	$4,561	$6,819	$6,315
Interest	5,314	5,716	4,944
Non-cash activities:
Restricted insurance receivable (See also Note 19 of Notes to Consolidated Financial Statements)	$5,000	$5,000	$7,500

The accompanying notes are an integral of these consolidated financial statements

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total
Balance at December 31, 2005	$9,726	$3,574	$111,317	$(18,710)	$105,907
Net income	—	—	11,667	—	11,667
Currency translation adjustments	—	—	—	7,396	7,396
Minimum pension liability	—	—	—	1,250	1,250
Current period changes in fair value of derivatives	—	—	—	155	155
Unrealized gain on available-for-sale securities	—	—	—	143	143

Comprehensive income	—	—	—	—	20,611

Adjustment to initially apply FASB Statement No. 158	—	—	—	(9,293)	(9,293)
Dividends ($0.86 per share)	—	—	(8,486)	—	(8,486)
Shares issued upon exercise of options	104	942	—	—	1,046
Shares issued for employee stock purchase plan	11	178	—	—	189
Equity-based compensation plans	85	772	—	—	857

Balance at December 31, 2006	9,926	5,466	114,498	(19,059)	110,831
Net income	—	—	15,471		15,471
Currency translation adjustments	—	—	—	10,861	10,861
FASB Statement No. 158:
Net gain (loss) arising during the period, other	—	—	—	2,555	2,555
Amortization of actuarial (gain) loss	—	—	—	1,049	1,049
Amortization of prior service cost (credit)	—	—	—	(11)	(11)
Amortization of initial net asset	—	—	—	(138)	(138)
Current period changes in fair value of derivatives	—	—	—	(799)	(799)
Unrealized gain on available-for-sale securities	—	—	—	(83)	(83)

Comprehensive income	—	—	—	—	28,905

Adjustment to initially apply FIN 48	—	—	(5,503)	—	(5,503)
Dividends ($0.86 per share)	—	—	(8,699)	—	(8,699)
Shares issued upon exercise of options	170	2,909	—	—	3,079
Shares issued for employee stock purchase plan	12	218	—	—	230
Equity-based compensation plans	39	1,511	—	—	1,550

Balance at December 31, 2007	10,147	10,104	115,767	(5,625)	130,393
Net income	—	—	11,132		11,132
Currency translation adjustments	—	—	—	(10,110)	(10,110)
FASB Statement No. 158:
Net gain (loss) arising during the period, other	—	—	—	(10,238)	(10,238)
Amortization of actuarial (gain) loss	—	—	—	888	888
Amortization of prior service cost (credit)	—	—	—	(477)	(477)
Amortization of initial net asset	—	—	—	(148)	(148)
Current period changes in fair value of derivatives	—	—	—	(1,302)	(1,302)
Unrealized gain on available-for-sale securities	—	—	—	(255)	(255)

Comprehensive income	—	—	—	—	(10,510)

Effects of adjustment to apply change of measurement date provisions of FASB Statement No. 158:
Service cost, interest cost and expected return on plan assets for Dec 1, 2007 – December 31, 2007, net of tax	—	—	7	—	7
Amortization of prior service cost for December 1, 2007 – December 31, 2007, net of tax	—	—	—	30	30
Dividends ($0.92 per share)	—	—	(9,817)	—	(9,817)
Shares issued upon exercise of options	590	11,066	—	—	11,656
Shares issued for employee stock purchase plan	13	250	—	—	263
Equity-based compensation plans	83	3,818	—	—	3,901

Balance at December 31, 2008	$10,833	$25,238	$117,089	$(27,237)	$125,923

The accompanying notes are an integral part of these consolidated financial statements

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

Inventories:    Inventories are valued at the lower of cost or market value. Inventories are valued using the first-in, first-out (“FIFO”) method. See also Note 8 of Notes to Consolidated Financial Statements.

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

Capitalized software:    The Company applies the Accounting Standards Executive Committee Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This SOP requires the capitalization of certain costs incurred in connection with developing or obtaining

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

software for internal use. In connection with the implementation of the Company’s global transaction system, approximately $1,230 and $1,685 of net costs were capitalized at December 31, 2008 and 2007, respectively. These costs are amortized over a period of five years once the assets are placed into service.

Goodwill and other intangible assets:    On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests will be performed more frequently if there are triggering events. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets. See also Note 18 of Notes to Consolidated Financial Statements.

Revenue recognition:    The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment arrangements, upon usage by the customer and when services are performed. License fees and royalties are recognized in accordance with agreed-upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured, and are included in other income. As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $32,194, $52,702 and $62,777 for 2008, 2007 and 2006, respectively.

Research and development costs:    Research and development costs are expensed as incurred. Research and development expenses are included in selling, general and administrative expenses, and during 2008, 2007 and 2006 were $16,877, $14,608 and $12,989, respectively.

Concentration of credit risk:    Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash equivalents, short-term investments, and trade receivables. The Company invests temporary and excess funds in money market securities and financial instruments having maturities typically within 90 days. The Company has not experienced losses from the aforementioned investments. See also Note 7 of Notes to Consolidated Financial Statements.

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

Comprehensive income (loss):    The Company presents comprehensive income (loss) in its Statement of Shareholders’ Equity. The components of accumulated other comprehensive loss at December 31, 2008 include: accumulated foreign currency translation adjustments of $2,547, minimum pension liability of $(27,737), unrealized holding losses on available-for-sale securities of $(29), and the fair value of derivative instruments of $(2,018). The

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

components of accumulated other comprehensive loss at December 31, 2007 include: accumulated foreign currency translation adjustments of $13,264, minimum pension liability of $(18,399), unrealized holding gains on available-for-sale securities of $226, and the fair value of derivative instruments of $(716).

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

The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $40,000 and $35,000 and a fair value of $(3,105) and $(1,102) at December 31, 2008 and December 31, 2007, respectively. The counterparties to the swaps are major financial institutions.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires expanded disclosure about the Company’s hedging activities and use of derivative instruments in its hedging activities. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008 and for interim periods within those fiscal years. The Company is currently assessing the impact of this standard on its financial statements.

In June 2008, the FASB issued FASB Staff Position, FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 changes the way earnings per share is calculated for share-based payments that have not vested. FSP EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008 and for interim periods within those fiscal years. The Company is currently assessing the impact of this standard on its financial statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”).” FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

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

Note 2—Out-of-Period Adjustments

During the third quarter of 2007, the Company identified errors of a cumulative $993 overstatement of its consolidated income tax expense for the years 2004, 2005 and 2006. These errors were related to the deferred tax accounting for the Company’s foreign pension plans and intangible assets regarding one of the Company’s 2002 acquisitions. The Company corrected these errors in the third quarter 2007, which had the effect of reducing tax expense by $993, and increasing net income by $993 for the three and nine-month periods ended September 30, 2007. The Company does not believe this adjustment is material to the consolidated financial statements for the years ended December 31, 2004, 2005, 2006 or 2007 and, therefore, has not restated any prior period amounts.

Note 3—Restructuring and Related Activities

In the fourth quarter of 2008, Quaker’s management approved a restructuring plan (2008 4th Quarter Program) to reduce operating costs, primarily in North America and Europe. Included in the restructuring plans were provisions for severance for 57 employees. The Company recognized a $2,916 restructuring charge in the fourth quarter of 2008. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. The Company expects to complete the initiatives contemplated under this program during 2009.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The accrued restructuring balance for the 2008 4th Quarter Program, included in other current liabilities and assigned to the Metalworking Process Chemical segment, is as follows:

Employee Separations
2008 4th Quarter Program:
Restructuring charges	$2,916
Payments	(749)
Currency translation	31

December 31, 2008 ending balance	$2,198

In a further effort to reduce operating costs as volume declines continued in the U.S. and Europe and extended to other regions, the Company implemented an additional restructuring program in the first quarter of 2009 which is expected to include provisions for severance for approximately 50 employees totaling approximately $2,500 to $3,000.

Note 4—Fair Value Measures

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurement. Subsequently, the FASB issued FASB Staff Positions (“FSP”) 157-1 and FSP 157-2, which provided exceptions to applying the guidance to leasing transactions and to non-recurring nonfinancial assets and liabilities. Effective January 1, 2008, the Company adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The Company values its interest rate swaps, company-owned life insurance policies and various deferred compensation assets and liabilities at fair value. The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

	Fair Value as of December 31, 2008	Fair Value Measurements at December 31, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$3,437	$—	$3,437	$—
Company-owned life insurance—Deferred compensation assets	688	—	688	—
Other deferred compensation assets	104	104	—	—

Total	$4,229	$104	$4,125	$—

Liabilities
Deferred compensation liabilities	$1,061	$1,061	$—	$—
Interest rate derivatives	3,105	—	3,105	—

Total	$4,166	$1,061	$3,105	$—

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

Note 5—Uncertain Tax Positions

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. FIN 48 also provides guidance on derecognition, classification, penalties and interest, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48, effective January 1, 2007.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

As of December 31, 2008, the Company’s cumulative liability for gross unrecognized tax benefits was $10,012. The Company had accrued $911 for cumulative penalties and $1,345 for cumulative interest at December 31, 2008.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of Taxes on Income in its Consolidated Statement of Income. The Company has recognized $131 for penalties and $239 for interest on its Consolidated Statement of Income for the twelve-month period ended December 31, 2008.

The Company estimates that during the year ended December 31, 2009 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $400 to $500 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ended December 31, 2009.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the Netherlands from 2003, United Kingdom, Brazil, and Italy from 2004, Spain, India, and China from 2005, the United States from 2006, and various domestic state tax jurisdictions from 1993.

During 2008, the Company derecognized several uncertain tax positions due to expiration of the applicable statutes of limitations for certain tax years. As a result, the Company recognized a $1,114 decrease in its cumulative liability for gross unrecognized tax benefits.

The Company was audited by the United Kingdom tax authorities for the tax year 2005. The United Kingdom tax authorities made no adjustments affecting the Company’s uncertain tax positions for the tax year 2005. As a result, the Company recognized a $208 decrease in its cumulative liability for gross unrecognized tax benefits. The Company was audited by the United Kingdom tax authorities for the tax year 2003. The United Kingdom tax authorities made no adjustments affecting the Company’s uncertain tax positions for the tax year 2003. As a result, the Company recognized a $253 decrease in its cumulative liability for gross unrecognized tax benefits for 2008.

The Company was audited in the United States by the Internal Revenue Service for the tax year 2005. The Internal Revenue Service made no adjustments affecting the Company’s uncertain tax positions for the tax year 2005. As a result, the Company recognized a $188 decrease in its cumulative liability for gross unrecognized tax benefits for 2008.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

In 2007, the Company was audited by the French tax authorities for tax years 2001 through 2004. The French tax authorities made several adjustments to the Company’s transfer pricing transactions and inter-company charges. As a result, the Company recognized a $381 decrease in its cumulative liability for gross unrecognized tax benefits for 2008.

	Tabular Reconciliation December 31, 2008			Tabular Reconciliation December 31, 2007
Unrecognized tax benefits at January 1	$		$10,861	$		$8,902
Increase unrecognized tax benefits taken in prior periods		—			367
(Decrease) unrecognized tax benefits taken in prior periods		(115)			(510)
Increase—foreign exchange rates		(424)			880

			(539)			737
Increase unrecognized tax benefits taken in current period		1,824			1,333
(Decrease) unrecognized tax benefits taken in current period		—			—
Increase—foreign exchange rates		(48)			95

			1,776			1,428
Increase unrecognized tax benefits due to settlements		—			—
(Decrease) unrecognized tax benefits due to settlements		(1,030)			—
Increase (Decrease)—foreign exchange rates		7			—
(Decrease) in unrecognized tax benefits due to lapse of statute of limitations		(1,114)			(206)
Increase (Decrease)—foreign exchange rates		51			—

			(2,086)			(206)

Unrecognized tax benefits at December 31			$10,012			$10,861

Note 6—Investments in Associated Companies

Investments in associated (less than majority-owned) companies are accounted for under the equity method. Summarized financial information of the associated companies, in the aggregate, is as follows:

	December 31,
	2008	2007
Current assets	$31,673	$28,130
Noncurrent assets	3,972	5,351
Current liabilities	17,558	11,320
Noncurrent liabilities	301	247

	Year Ended December 31,
	2008	2007	2006
Net sales	$60,407	$51,248	$46,062
Gross margin	20,072	18,660	17,662
Operating income	3,456	3,735	3,920
Net income	806	1,658	1,574

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 7—Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Reserves for customers filing for bankruptcy protection are generally established at 75-100% of the amount owed at the filing date, dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company performs a formal review of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. During 2008, the Company’s five largest customers accounted for approximately 28% of its consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 10% of consolidated net sales.

At December 31, 2008 and 2007, the Company had gross trade accounts receivable totaling $102,210 and $121,207 with trade accounts receivable greater than 90 days past due of $4,255 and $5,178, respectively. Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2008, 2007 and 2006.

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs Charged to Allowance	Effect of Exchange Rate Changes	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2008	$3,072	$1,087	$(505)	$(146)	$3,508
Year ended December 31, 2007	$3,185	$41	$(413)	$259	$3,072
Year ended December 31, 2006	$4,066	$—	$(961)	$80	$3,185

Note 8—Inventories

Total inventories comprise:

	December 31,
	2008	2007
Raw materials and supplies	$27,401	$24,447
Work in process and finished goods	30,018	36,291

	$57,419	$60,738

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 9—Property, Plant and Equipment

Property, plant and equipment comprise:

	December 31,
	2008	2007
Land	$6,447	$6,630
Building and improvements	50,164	50,530
Machinery and equipment	116,398	116,325
Construction in progress	6,556	2,393

	179,565	175,878
Less accumulated depreciation	(118,620)	(113,591)

	$60,945	$62,287

The Company leases certain equipment under capital leases in Europe and the U.S., including its manufacturing facility in Tradate, Italy. Gross property, plant, and equipment includes $3,242 and $3,736 of capital leases with $611 and $947 of accumulated depreciation at December 31, 2008 and 2007, respectively. The following is a schedule by years of future minimum lease payments:

For the year ended December 31,
2009	$372
2010	$563
2011	$48
2012	$27
2013	$21
2014 and beyond	$—

Total net minimum lease payments	1,031
Less amount representing interest	(79)

Present value of net minimum lease payments	$952

Note 10—Asset Retirement Obligations

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

The Company’s CAROs consist primarily of asbestos contained in certain manufacturing facilities and decommissioning costs related to its aboveground storage tanks. In the fourth quarter of 2005, due to a change in

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

facts and circumstances at one of its manufacturing facilities, the Company determined enough information regarding the timing of cash flows was available to record a liability for $250. During 2008 and 2007, the Company accrued interest on this liability, which is included in other non-current liabilities, of $14 and $15 respectively.

Note 11—Taxes on Income

Taxes on income consist of the following:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$211	$1,577	$—
State	20	20	21
Foreign	3,732	5,425	5,799

	3,963	7,022	5,820
Deferred:
Federal	355	(951)	792
Foreign	659	597	(388)

Total	$4,977	$6,668	$6,224

The components of earnings (losses) before income taxes were as follows:

	2008	2007	2006
Domestic	$1,960	$(1,259)	$395
Foreign	14,669	23,994	18,045

Total	$16,629	$22,735	$18,440

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Total deferred tax assets and liabilities are composed of the following at December 31:

	2008		2007
	Current	Non-current	Current	Non-current
Retirement benefits	$2,510	$9,952	$582	$7,771
Allowance for doubtful accounts	455	—	403	—
Restructuring reserve	631	—	—	—
Insurance and litigation reserves	490	467	539	700
Postretirement benefits	—	2,241	—	2,467
Supplemental retirement benefits	—	2,008	—	1,692
Performance incentives	254	416	1,830	1,301
Equity-based compensation	175	848	132	591
Alternative minimum tax carryforward	—	2,092	—	2,092
Vacation pay	433	—	452	—
Insurance settlement	—	7,837	—	6,524
Operating loss carryforward	—	6,074	—	4,908
Foreign tax credit	—	3,827	—	3,237
Deferred compensation	—	—	—	429
Uncertain tax positions	—	3,200	104	2,406
Other	—	445	—	300

	4,948	39,407	4,042	34,418
Valuation allowance	—	(5,228)	—	(4,161)

Total deferred income tax assets, net	$4,948	$34,179	$4,042	$30,257

Depreciation		$1,535		$2,056
Europe pension and other		5,621		5,527

Total deferred income tax liabilities		$7,156		$7,583

The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31:

	2008	2007	2006
Income tax provision at the Federal statutory tax rate	$5,820	$7,957	$6,454
State income tax provisions, net	13	13	13
Non-deductible entertainment and business meal expense	192	213	136
Differences in tax rates on foreign earnings and remittances	(132)	(169)	59
Uncertain tax positions	(494)	458	—
Out-of-period adjustment	—	(993)	—
Foreign tax refunds	(460)	(665)	(425)
Miscellaneous items, net	38	(146)	(13)

Taxes on income	$4,977	$6,668	$6,224

At December 31, 2008, the Company domestically had a net deferred tax asset of $15,808 inclusive of alternative minimum tax (AMT) credits of $2,092. Additionally, the Company has foreign tax credit carryovers of $3,827 which have the following expiration dates: $100 in 2012, $763 in 2013, $535 in 2014, $762 in 2016, $1,077 in 2017 and $590 in 2018. A full valuation allowance has been taken against these foreign tax credits.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Finally, the Company has foreign tax loss carryforwards of $15,971 of which $355 expires in 2011, $294 in 2013, $3,326 in 2017, $240 in 2020, $1,892 in 2023 and $228 in 2028; the remaining foreign tax losses have no expiration dates. A partial valuation allowance has been established with respect to the tax benefit of these losses for $1,401.

U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries because it is the Company’s intention to continue to reinvest these earnings in those subsidiaries to support growth initiatives. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of tax credits. The amount of such undistributed earnings at December 31, 2008 was approximately $65,000. Any income tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits.

Note 12—Pension and Other Postretirement Benefits

The Company maintains various noncontributory retirement plans, the largest of which is in the U.S., covering substantially all of its employees in the U.S. and certain other countries. The plans of the Company’s subsidiaries in The Netherlands and in the United Kingdom are subject to the provisions of SFAS No. 87, “Employers’ Accounting for Pensions.” The plans of the remaining non-U.S. subsidiaries are, for the most part, either fully insured or integrated with the local governments’ plans and are not subject to the provisions of SFAS No. 87. The Company’s U.S. pension plan year ends on November 30. During the first quarter of 2008 and as required by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the Company changed the measurement date of its U.S. pension plan from November 30 to December 31 in order to coincide with the Company’s fiscal year end. This change did not have a material impact to the Company’s consolidated financial statements. The measurement date for the Company’s other postretirement benefits is December 31.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the Notes to Consolidated Financial Statements, which have been incorporated below.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following table shows the Company plans’ funded status reconciled with amounts reported in the consolidated balance sheet as of December 31:

	Pension Benefits						Other Postretirement Benefits
	2008			2007			2008	2007
	Foreign	Domestic	Total	Foreign	Domestic	Total	Domestic	Domestic
Change in benefit obligation
Benefit obligation at beginning of year	$48,553	$66,201	$114,754	$46,639	$65,958	$112,597	$9,180	$10,283
Service cost	1,890	925	2,815	1,913	660	2,573	19	25
Interest cost	2,617	3,812	6,429	2,295	3,629	5,924	571	522
Employee contributions	132	—	132	138	—	138	—	—
Amendments	—	768	768	—	—	—	—	—
Benefits paid	(1,263)	(4,659)	(5,922)	(1,296)	(4,422)	(5,718)	(1,328)	(1,207)
Plan expenses and premiums paid	(361)	(175)	(536)	(370)	(80)	(450)	—	—
Actuarial (gain)/loss	(3,520)	(64)	(3,584)	(4,917)	456	(4,461)	1,206	(443)
Translation difference	(4,471)	—	(4,471)	4,151	—	4,151	—	—

Benefit obligation at end of year	$43,577	$66,808	$110,385	$48,553	$66,201	$114,754	$9,648	$9,180

Change in plan assets
Fair value of plan assets at beginning of year	$46,203	$45,741	91,944	$41,160	$40,861	$82,021	$—	$—
Actual return on plan assets	(955)	(11,132)	(12,087)	1,174	3,435	4,609	—	—
Employer contributions	3,414	4,941	8,355	1,359	5,947	7,306	1,328	1,207
Employee contributions	132	—	132	138	—	138	—	—
Benefits paid	(1,263)	(4,659)	(5,922)	(1,296)	(4,422)	(5,718)	(1,328)	(1,207)
Plan expenses and premiums paid	(361)	(175)	(536)	(370)	(80)	(450)	—	—
Translation difference	(3,738)	—	(3,738)	4,038	—	4,038	—	—

Fair value of plan assets at end of year	$43,432	$34,716	$78,148	$46,203	$45,741	$91,944	$—	$—

Funded status	$(145)	$(32,092)	$(32,237)	$(2,350)	$(20,460)	$(22,810)	$(9,648)	$(9,180)
Adjustments for contributions in December	—	—	—	—	1,250	1,250	—	—

Net amount recognized	$(145)	$(32,092)	$(32,237)	$(2,350)	$(19,210)	$(21,560)	$(9,648)	$(9,180)

Amounts recognized in the balance sheet consist of:
Non-current asset/Prepaid benefit cost	$3,133	$—	$3,133	$1,685	$—	$1,685	$—	$—
Current liabilities	(209)	(6,111)	(6,320)	(231)	(495)	(726)	(1,060)	(1,000)
Non-current liabilities	(3,069)	(25,981)	(29,050)	(3,804)	(18,715)	(22,519)	(8,588)	(8,180)

Net amount recognized	$(145)	$(32,092)	$(32,237)	$(2,350)	$(19,210)	$(21,560)	$(9,648)	$(9,180)

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive income:
Transition asset (obligation)	$194	$—	$194	$401	$—	$401	$—	$—
Prior service credit (cost)	(196)	(813)	(1,009)	(244)	(106)	(350)	26	93
Accumulated gain (loss)	(6,182)	(32,080)	(38,262)	(7,565)	(18,070)	(25,635)	(2,832)	(1,802)

Accumulated other comprehensive income (AOCI)	(6,184)	(32,893)	(39,077)	(7,408)	(18,176)	(25,584)	(2,806)	(1,709)
Cumulative employer contributions in excess of net period benefit cost	6,039	801	6,840	5,058	(1,034)	4,024	(6,842)	(7,471)

Net amount recognized	$(145)	$(32,092)	$(32,237)	$(2,350)	$(19,210)	$(21,560)	$(9,648)	$(9,180)

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The accumulated benefit obligation for all defined benefit pension plans was $106,798 ($66,326 Domestic, $40,472 Foreign) and $108,324 ($65,722 Domestic, $42,602 Foreign) at December 31, 2008 and 2007, respectively.

Information for pension plans with accumulated benefit obligation in excess of plan assets:

	2008			2007
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$8,154	$66,808	$74,962	$11,944	$66,201	$78,145
Accumulated benefit obligation	7,215	66,326	73,541	10,500	65,722	76,222
Fair value of plan assets	4,875	34,716	39,591	7,909	45,742	53,651

Information for pension plans with a projected benefit obligation in excess of plan assets:

	2008			2007
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$8,154	$66,808	$74,962	$11,944	$66,201	$78,145
Fair value of plan assets	4,875	34,716	39,591	7,909	45,742	53,651

Components of net periodic benefit cost—pension plans:

	2008			2007
	Foreign	Domestic	Total	Foreign	Domestic	Total
Service cost	$1,890	$925	$2,815	$1,913	$660	$2,573
Interest cost	2,617	3,812	6,429	2,295	3,629	5,924
Expected return on plan assets	(2,205)	(3,915)	(6,120)	(1,802)	(3,556)	(5,358)
Other, amortization, net	28	1,034	1,062	365	955	1,320

Net periodic benefit cost	$2,330	$1,856	$4,186	$2,771	$1,688	$4,459

	2006
	Foreign	Domestic	Total
Service cost	$2,025	$586	$2,611
Interest cost	1,920	3,575	5,495
Expected return on plan assets	(1,596)	(3,222)	(4,818)
Pension plan curtailment	(983)	—	(983)
Other, amortization, net	679	831	1,510

Net periodic benefit cost	$2,045	$1,770	$3,815

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Other changes recognized in other comprehensive income:

	2008			2007
	Foreign	Domestic	Total	Foreign	Domestic	Total
Net (gain) loss arising during period	$(360)	$14,983	$14,623	$(4,289)	$578	$(3,711)
Prior service cost (credit) arising during the period	—	768	768	—	—	—
Recognition of amortizations in net periodic benefit cost
Transition (obligation) asset	199	—	199	185	—	185
Prior service (cost) credit	(34)	(61)	(95)	(32)	(13)	(45)
Actuarial gain (loss)	(193)	(973)	(1,166)	(518)	(943)	(1,461)
Effect of exchange rates on amounts included in AOCI	(836)	—	(836)	746	—	746

Total recognized in other comprehensive income	(1,224)	14,717	13,493	(3,908)	(378)	(4,286)

Total recognized in net periodic benefit cost and other comprehensive income	$1,106	$16,573	$17,679	$(1,137)	$1,310	$173

	2006
	Foreign	Domestic	Total
Total recognized in other comprehensive income	9,312	318	9,630

Total recognized in net periodic benefit cost and other comprehensive income	$11,357	$2,088	$13,445

Components of net periodic benefit cost—other postretirement plan:

	2008	2007	2006
Service cost	$19	$25	$15
Interest cost and other	680	539	570

Net periodic benefit cost	$699	$564	$585

Other changes recognized in other comprehensive income:

	2008	2007	2006
Net (gain) loss arising during period	$1,206	$(444)	—
Recognition of amortizations in net periodic benefit cost
Prior service (cost) credit	67	67	—
Actuarial gain (loss)	(175)	(84)	—

Total recognized in other comprehensive income	1,098	(461)	2,169

Total recognized in net periodic benefit cost and other comprehensive income	$1,797	$103	$2,754

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next fiscal year:

	Pension Plans			Other Postretirement Benefits
	Foreign	Domestic	Total
Transition obligation (asset)	$(189)	$—	$(189)	$—
Actuarial (gain) loss	(21)	1,792	1,771	170
Prior service cost (credit)	32	83	115	(70)

	$(178)	$1,875	$1,697	$100

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
U.S. Plans:
Discount rate	6.25%	5.75%	6.25%	5.75%
Rate of compensation increase	3.375%	3.375%	N/A	N/A
Foreign Plans:
Discount rate	5.83%	5.55%	N/A	N/A
Rate of compensation increase	3.92%	3.95%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit costs for years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
U.S. Plans:
Discount rate	5.750%	5.500%	5.75%	5.50%
Expected long-term return on plan assets	8.500%	8.500%	N/A	N/A
Rate of compensation increase	3.375%	3.375%	N/A	N/A
Foreign Plans:
Discount rate	5.55%	4.81%	N/A	N/A
Expected long-term return on plan assets	4.68%	4.19%	N/A	N/A
Rate of compensation increase	3.95%	3.19%	N/A	N/A

The long-term rates of return on assets were selected from within the reasonable range of rates determined by (a) historical real returns for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Assumed health care cost trend rates at December 31:

	2008	2007
Health care cost trend rate for next year	9.00%	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point Increase	1% point Decrease
Effect on total service and interest cost	$27	$(25)
Effect on postretirement benefit obligations	460	(420)

Plan Assets

The Company’s pension plan target asset allocation and the weighted-average asset allocations at December 31, 2008 and 2007 by asset category were as follows:

	Plan Assets at December 31,
	Target	2008	2007
Asset Category
U.S. Plans
Equity securities	61%	50%	60%
Debt securities	32%	37%	14%
Other	7%	13%	26%

Total	100%	100%	100%

Foreign Plans
Equity securities and other	11%	11%	15%
Debt securities	89%	89%	85%

Total	100%	100%	100%

As of December 31, 2008 and 2007, “Other” consisted principally of hedge funds (approximately 5% of plan assets) and/or cash and cash equivalents (approximately 8% and 21% of plan assets, respectively). Based upon current market conditions temporary addendums to the investment policy were approved in May 2006 and in March 2009. These addendums allowed for a greater range of the mix between equity securities, debt securities and cash and cash equivalents around the stated long-term target allocation percentages presented in the above table. The Company is in compliance with all approved ranges of asset allocations.

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

The total value of plan assets for the Company’s pension plans is $78,148 and $91,944 as of December 31, 2008 and 2007, respectively. U.S. pension assets include Company common stock in the amounts of $165 (less than 1% of total U.S. plan assets), and $220 (less than 1% of total U.S. plan assets) at December 31, 2008 and 2007, respectively.

Cash Flows

Contributions

The Company expects to make minimum cash contributions of $12,584 to its pension plans ($9,211 Domestic, $3,373 Foreign) and $1,060 to its other postretirement benefit plan in 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits			Other Postretirement Benefits
	Foreign	Domestic	Total
2009	$1,324	$9,722	$11,046	$1,060
2010	1,409	6,908	8,317	1,070
2011	1,582	4,510	6,092	1,050
2012	1,706	4,552	6,258	1,030
2013	1,661	5,170	6,831	1,000
2014 and beyond	10,220	23,058	33,278	4,300

The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $1,773, $1,297 and $1,076 in 2008, 2007 and 2006, respectively, representing the annual accrued benefits under this plan.

Defined Contribution Plan

The Company has a 401(k) plan with an employer match covering substantially all domestic employees. Effective January 1, 2006, the plan added a nonelective contribution on behalf of participants who have completed one year of service equal to 3% of the eligible participants’ compensation. Total Company contributions were $1,774, $1,634 and $1,402 for 2008, 2007 and 2006, respectively.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 13—Debt

Debt consisted of the following:

	December 31,
	2008	2007
Industrial development authority monthly 5.10% fixed rate demand bonds maturing 2018	$5,000	$5,000
Industrial development authority monthly 4.76% fixed rate demand bond maturing 2028	10,000	—
Credit facilities (3.55% weighted average borrowing rate at December 31, 2008)	71,469	73,848
Other debt obligations (including capital leases)	2,398	3,927

	88,867	82,775
Short-term debt	(3,140)	(2,533)
Current portion of long-term debt	(1,491)	(1,755)

	$84,236	$78,487

The long-term financing agreements require the maintenance of certain financial covenants with which the Company is in compliance. During the next five years, payments on the Company’s debt, including capital lease maturities, are due as follows: $4,631 in 2009, $612 in 2010, $46 in 2011, $68,557 in 2012, $21 in 2013 and $15,000 beyond 2013.

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

In February 2007, the Company completed a refinancing of its existing industrial development bonds to fix the interest rate on an additional $5,000 of debt. In May 2008, the Company entered into a financing agreement to issue a $10,000 Industrial Development Revenue Bond to finance the expansion of the Company’s Middletown, Ohio manufacturing facility. The bond is redeemable on May 1, 2028, and bears interest at an annual rate of 4.76%, payable monthly. Proceeds from the bond issuance are restricted, and can be used only for capital expenditures related to the expansion. Of the $10,000 received from the bond issuance, approximately $1,719 had been expended at December 31, 2008.

The provisions of the agreements require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2008 and 2007. Under its most restrictive covenants, the Company could have borrowed an additional $42,490 at December 31, 2008. At December 31, 2008 and 2007, the Company had approximately $71,469 and $73,848 outstanding on these credit lines at a weighted average borrowing rate of 3.55% and 5.8%, respectively. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $40,000 at December 31, 2008.

As discussed in a Current Report on Form 8-K filed on February 20, 2009, the Company has amended its credit facility to provide covenant relief related to the 2008 and 2009 restructuring programs and the CEO

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

transition costs. In addition, the amendment temporarily increases the maximum permitted leverage ratio from 3.5 to 4.0 during the period from June 30, 2009 to September 30, 2009, and to 3.75 during the period from December 31, 2009 to March 31, 2010. In February 2009, the Company also amended two Industrial Revenue Bonds totaling $15,000 to provide for the same changes in terms as the credit facility.

At December 31, 2008 and 2007, the amounts at which the Company’s debt is recorded are not materially different from their fair market value.

Note 14—Shareholders’ Equity and Stock-Based Compensation

The Company has 30,000,000 shares of common stock authorized, with a par value of $1, and 10,833,325 shares issued as of December 31, 2008.

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

Effective October 3, 2008, Ronald J. Naples, Chairman, retired as the Company’s Chief Executive Officer. In accordance with Mr. Naples’ Employment, Transition and Consulting Agreement, Mr. Naples’ equity-based compensation awards (both nonvested stock and stock options) had to be remeasured and vesting accelerated to coincide with the October 3, 2008 retirement date. These actions resulted in incremental equity compensation expense of approximately $2,437 ($989 for nonvested stock and $1,448 for stock options) for the year ended December 31, 2008. These incremental expenses are included in the following reconciliation to total equity-based compensation expense.

The Company recognized approximately $3,901 of share–based compensation expense and $1,365 of related tax benefits in our consolidated statement of income for the year ended December 31, 2008. The compensation expense was comprised of $1,919 related to stock options, $1,809 related to nonvested stock awards, $46 related to the Company’s Employee Stock Purchase Plan, and $127 related to the Company’s Director Stock Ownership Plan. The Company recognized approximately $1,550 of share–based compensation expense and $543 of related tax benefits in our consolidated statement of income for the year ended December 31, 2007. The compensation expense was comprised of $408 related to stock options, $980 related to nonvested stock awards, $41 related to the Company’s Employee Stock Purchase Plan, and $121 related to the Company’s Director Stock Ownership Plan. The Company recognized approximately $857 of share-based compensation expense and $300 of related tax benefits in our consolidated statement of income for the year ended December 31, 2006. The compensation expense was comprised of $224 related to stock options, $474 related to nonvested stock awards, $34 related to the Company’s Employee Stock Purchase Plan, and $125 related to the Company’s Director Stock Ownership Plan.

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

Stock option activity under all plans is as follows:

	2008			2007
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Options outstanding at January 1,	1,033,175	21.36		1,092,420	20.69
Options granted	145,184	19.45		166,065	23.13
Options exercised	(683,982)	21.43		(183,335)	18.46
Options forfeited	(14,411)	20.81		(29,956)	23.16
Options expired	(77,462)	17.83		(12,019)	24.04

Options outstanding at December 31,	402,504	21.26	3.1	1,033,175	21.36	3.1

Options exercisable at December 31,	311,741	21.43	2.4	808,035	21.16	2.3

	2006
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Options outstanding at January 1,	1,183,485	19.88
Options granted	120,600	19.98
Options exercised	(175,750)	14.57
Options forfeited	(2,375)	23.08
Options expired	(33,540)	21.77

Options outstanding at December 31,	1,092,420	20.69	3.2

Options exercisable at December 31,	948,010	20.65	2.8

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The total intrinsic value of options exercised during 2008 was approximately $5,954. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of December 31, 2008, the total intrinsic value of options outstanding and exercisable options was $0.

A summary of the Company’s outstanding stock options at December 31, 2008 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2008	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/2008	Weighted Average Exercise Price
18.63—21.28	228,355	3.37	19.67	165,340	19.72
21.29—23.94	144,024	3.08	22.76	116,276	22.68
23.95—26.60	30,125	1.71	26.05	30,125	26.05

	402,504	3.14	21.26	311,741	21.43

As of December 31, 2008, unrecognized compensation expense related to options granted in 2006 was $9, for options granted during 2007 was $77 and for options granted in 2008 was $150.

During the second quarter of 2006, the Company granted 120,600 stock options under the Company’s LTIP plan, that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.1%, expected volatility of 27.1%, risk free interest rate of 5.0%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $307, $209 and $133 of expense was recorded on these options during 2008, 2007 and 2006, respectively. The fair value of these awards is amortized on a straight-line basis over the awards vesting period.

During the first quarter of 2007, the Company granted 166,065 stock options under the Company’s LTIP plan subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.4%, expected volatility of 27.0%, risk free interest rate of 4.7%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $660 and $199 of expense was recorded on these options during 2008 and 2007, respectively. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

During the first quarter of 2008, the Company granted 145,184 stock options under the Company’s LTIP plan subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.1%, expected volatility of 30.31%, risk free interest rate of 3.15%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $951 of expense was recorded on these options during 2008. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Under the Company’s LTIP plan, 72,110 shares were outstanding as of December 31, 2007. In the first quarter of 2008, 48,431 shares of nonvested stock were granted at a weighted average grant date fair value of $19.45. In the second quarter of 2008, 5,000 shares of nonvested stock were granted at a weighted average grant date fair value of $30.51. In addition, in the second quarter of 2008, 1,536 shares of nonvested stock were granted to Directors at a weighted average grant date fair value of $31.10. In the third quarter of 2008, 15,000 shares were granted at a weighted average grant date fair value of $27.34. During the fourth quarter of 2008,

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

3,264 shares of nonvested stock were granted to Directors at a weighted average grant date fair value of $29.38. As of December 31, 2008, 49,495 of these awards were vested, 6,055 shares were forfeited and 89,791 shares were outstanding. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of December 31, 2008, unrecognized compensation expense related to these awards was $1,093, to be recognized over a weighted average remaining period of 2.1 years.

Under the Company’s GAIP plan, 42,500 shares of nonvested stock were granted during the second quarter of 2005 at a weighted average grant date fair value of $20.12 per share. At December 31, 2007, 27,500 shares were outstanding. Through December 31, 2008, 13,750 shares vested, 5,000 shares were forfeited and 8,750 were outstanding. As of December 31, 2008, unrecognized compensation expense related to these awards was $26 to be recognized over a weighted average remaining period of 1.0 years.

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

2003 Director Stock Ownership Plan

In March 2003, our Board of Directors approved a stock ownership plan for each member of our Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Committee may elect to adjust the number of shares. As of December 31, 2008, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock receives 20% of the annual retainer in Common Stock and 80% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. Currently, the annual retainer is $28. During the third quarter of 2008, an immediate $10 increase to the Directors’ retainer, payable in cash, was approved. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. The Company recorded approximately $127, $121 and $125 of expense in 2008, 2007 and 2006, respectively.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 15—Earnings Per Share

The following table summarizes earnings per share (“EPS”) calculations for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
Numerator for basic EPS and diluted EPS—net income	$11,132	$15,471	$11,667

Denominator for basic EPS—weighted average shares	10,419,654	9,986,347	9,778,745
Effect of dilutive securities, primarily employee stock options and nonvested stock	133,671	120,571	75,355

Denominator for diluted EPS—weighted average shares and assumed conversions	10,553,325	10,106,918	9,854,100

Basic EPS	$1.07	$1.55	$1.19
Diluted EPS	$1.05	$1.53	$1.18

The following number of stock options are not included in dilutive earnings per share since in each case the exercise price is greater than the market price: 162,183, 413,753 and 787,020 in 2008, 2007 and 2006, respectively.

Note 16—Business Segments

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The table below presents information about the reported segments for the years ended December 31:

	Metalworking Process Chemicals	Coatings	Other Chemical Products	Total
2008
Net sales	$540,094	$37,327	$4,220	$581,641
Operating income	61,120	8,714	91	69,925
Depreciation	9,252	639	72	9,963
Segment assets	362,676	21,217	1,546	385,439
2007
Net sales	$506,033	$36,646	$2,918	$545,597
Operating income	74,285	8,305	102	82,692
Depreciation	9,747	706	56	10,509
Segment assets	377,770	20,012	1,267	399,049
2006
Net sales	$425,777	$32,684	$1,990	$460,451
Operating income	61,944	7,818	71	69,833
Depreciation	8,458	649	40	9,147
Segment Assets	337,329	19,055	998	357,382

Operating income comprises revenue less related costs and expenses. Nonoperating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated affiliates.

A reconciliation of total segment operating income to total consolidated income before taxes for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Total operating income for reportable segments	$69,925	$82,692	$69,833
Restructuring and related charges	(2,916)	—	—
CEO transition charges	(3,505)	—	—
Environmental charges	—	(3,300)	—
Non-operating charges	(41,468)	(51,811)	(45,785)
Depreciation of corporate assets and amortization	(2,093)	(2,374)	(2,416)
Interest expense	(5,509)	(6,426)	(5,520)
Interest income	1,100	1,376	1,069
Other income, net	1,095	2,578	1,259

Consolidated income before taxes	$16,629	$22,735	$18,440

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Net sales and long-lived asset information is by geographic area as of and for the years ended December 31 is as follows:

	2008	2007	2006
Net sales
North America	$239,466	$232,550	$202,979
Europe	175,741	168,982	141,444
Asia/Pacific	98,231	82,059	63,600
South America	64,998	58,538	49,281
South Africa	3,205	3,468	3,147

Consolidated	$581,641	$545,597	$460,451

	2008	2007	2006
Long-lived assets
North America	$80,328	$80,170	$79,206
Europe	39,400	40,701	36,455
Asia/Pacific	14,467	13,687	10,203
South America	16,217	20,694	16,671
South Africa	22	39	33

Consolidated	$150,434	$155,291	$142,568

Note 17—Business Acquisitions and Divestitures

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

In the fourth quarter of 2006, the Company acquired the remaining interest in its Chinese joint venture. In accordance with the purchase agreement, payments for the acquisition occur as follows: $614 within five business days of closing, $825 one year from the closing date, $825 two years from the closing date, and $889 three years from the closing date. The Company recorded the present value of the remaining payments as debt. The Company made the first payment in the fourth quarter of 2006, the second payment in the fourth quarter of 2007 and the third payment in the fourth quarter of 2008. In addition, the Company allocated $797 to intangible assets, comprising customer lists to be amortized over ten years and a non-compete agreement to be amortized over two years. The Company also recorded $230 of goodwill, which was assigned to the metalworking process chemicals segment. The following table shows the allocation of purchase price of assets and liabilities recorded at the acquisition date. The pro forma results of operations have not been provided because the effects were not material:

December 31, 2006
Current assets	$3,114
Fixed assets	237
Intangibles	797
Goodwill	230
Other non current assets	34

Total assets	4,412

Current liabilities	1,538
Current portion of long-term debt	1,393
Long-term debt	1,481

Total liabilities	4,412

Cash Paid	$—

In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6,700. In addition, annual $1,000 payments for four years will be paid subject to the former minority partners’ compliance with the terms of the purchase agreement. In connection with the acquisition, the Company allocated $1,475 to intangible assets, comprising customer lists of $600 to be amortized over 20 years and non-compete agreements of $875 to be amortized over five years. The Company also recorded $610 of goodwill, which was assigned to the metalworking process chemicals segment. The first $1,000 payment was made in March 2006, the second payment of $1,000 was made in February 2007 and the third payment of $1,000 was made in February 2008. All three payments were recorded as goodwill and assigned to the metalworking process chemicals segment.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 18—Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter of 2008 and no impairment charge was warranted. The changes in carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2006	$31,471	$7,269	$38,740

Goodwill additions	1,016	—	1,016
Currency translation adjustments and other	3,221	812	4,033

Balance as of December 31, 2007	$35,708	$8,081	$43,789

Goodwill additions	1,000	—	1,000
Currency translation adjustments	(3,792)	—	(3,792)

Balance as of December 31, 2008	$32,916	$8,081	$40,997

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of December 31 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2008	2007	2008	2007
Amortized intangible assets
Customer lists and rights to sell	$8,108	$8,391	$3,815	$3,340
Trademarks and patents	1,788	1,788	1,788	1,788
Formulations and product technology	3,278	3,278	2,192	1,931
Other	3,072	3,384	2,634	2,509

Total	$16,246	$16,841	$10,429	$9,568

The Company recorded $1,177, $1,197 and $1,427 of amortization expense in 2008, 2007 and 2006, respectively. Estimated annual aggregate amortization expense for the subsequent five years is as follows:

For the year ended December 31, 2009	$1,113
For the year ended December 31, 2010	$897
For the year ended December 31, 2011	$828
For the year ended December 31, 2012	$730
For the year ended December 31, 2013	$546

The Company has one indefinite-lived intangible asset of $600 for trademarks.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 19—Other Assets

Other assets comprise:

	December 31,
	2008	2007
Restricted insurance settlement	$22,401	$18,651
Pension assets	3,133	1,684
Deferred compensation assets	1,104	5,214
Supplemental retirement income program	3,437	3,915
Uncertain tax positions	1,636	1,860
Other	2,377	2,695

Total	$34,088	$34,019

In December 2005, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $15,000. In accordance with the agreement, the subsidiary received $7,500 cash in December 2005 and the remaining $7,500 in December of 2006. In the first quarter of 2007, the subsidiary reached a settlement agreement and release with another one of its insurance carriers for $20,000 payable in four annual installments of $5,000, the first of which was received in the second quarter of 2007, and the second installment was received in the first quarter of 2008. Under the latest settlement and release agreement, the subsequent installments are contingent upon whether or not Federal asbestos litigation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted, and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the subsequent installments will be cancelled. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. The proceeds of the settlement and release agreements have been deposited into interest bearing accounts which earned approximately $306 and $705 in 2008 and 2007, respectively, offset by $1,556 and $1,854 of payments in 2008 and 2007, respectively. Due to the restricted nature of the proceeds, a corresponding deferred credit was established in “Other non-current liabilities” for an equal and offsetting amount, and will remain until the restrictions lapse or the funds are exhausted via payments of claims and costs of defense. See Notes 20 and 21 of Notes to Consolidated Financial Statements.

Note 20—Other Non-Current Liabilities

	December 31,
	2008	2007
Restricted insurance settlement	$22,401	$18,651
Uncertain tax positions	11,914	11,872
Environmental reserves	1,718	2,000
Fair value of interest rate swaps	3,105	1,102
Other (primarily deferred compensation agreements)	3,532	7,398

Total	$42,670	$41,023

See also Notes 19 and 21 of Notes to Consolidated Financial Statements.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 21—Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000 in two equal payments of $1,000 (the first payment paid October 31, 2007 and the second payment paid on February 15, 2008). In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the Federal maximum contaminant level for four consecutive quarterly sampling events. During the third quarter of 2007, the Company recognized a $3,300 charge made up of $2,000 for the settlement of the litigation, plus an increase in its reserve for its soil and water remediation program of $1,300. As of December 31, 2008, the Company believes that the range of potential-known liabilities associated with ACP contamination including the water and soil remediation program, is approximately $2,000 to $4,000, for which the Company has sufficient reserves.

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

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $99 and $159 was accrued at December 31, 2008 and December 31, 2007, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

total liability over the next 50 years for these claims is approximately $12,200 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary has challenged the applicability of these limits to the claims being brought against the subsidiary. In response to this challenge, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement are structured to be received over a four-year period with annual installments of $5,000, the first of which was received early in the second quarter of 2007, and the second of which was received in the first quarter of 2008. The subsequent installments are contingent upon whether or not Federal asbestos legislation is adopted by the due date of each annual installment. If Federal asbestos legislation is so enacted, and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the subsequent installments will be cancelled. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes, that if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary. See also Notes 19 and 20 of Notes to Consolidated Financial Statements.

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

The Company leases certain manufacturing and office facilities and equipment under non-cancelable operating leases with various terms from one to 15 years expiring in 2019. Rent expense for 2008, 2007 and 2006 was $4,473, $4,239 and $4,475, respectively. The Company’s minimum rental commitments under non-cancelable operating leases at December 31, 2008, were approximately $4,263 in 2009, $3,224 in 2010, $2,423 in 2011, $2,207 in 2012, $1,451 in 2013, and $5,547 thereafter.

Note 22—Quarterly Results (unaudited)

	First	Second	Third(1)	Fourth
2008
Net sales	$147,718	$158,188	$159,506	$116,229
Gross profit	43,635	44,786	46,525	28,115
Operating income (loss)	9,131	5,753	6,622	(1,563)
Net income (loss)	5,093	4,321	4,440	(2,722)
Net income (loss) per share—basic	$0.50	$0.42	$0.42	$(0.25)
Net income (loss) per share—diluted	$0.50	$0.41	$0.41	$(0.25)
2007
Net sales	$124,891	$137,598	$140,715	$142,393
Gross profit	38,546	42,612	43,168	43,610
Operating income	6,627	7,203	3,266	8,111
Net income	3,537	4,151	3,160	4,623
Net income per share—basic	$0.36	$0.42	$0.32	$0.46
Net income per share—diluted	$0.35	$0.41	$0.31	$0.46

(1)	See Note 2 of Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework . Based on its assessment, Quaker’s management has concluded that as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Controls Over Financial Reporting

At the end of 2008, subsidiaries representing approximately 75% of consolidated revenue were operational on the Company’s global ERP system. The Company is currently in the process of upgrading its global ERP system in 2009. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference is (i) the information beginning immediately following the caption “Proposal 1—Election of Directors and Nominee Biographies” in the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 13, 2009 to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2008 (the “2009 Proxy Statement”) to, but not including, the caption “Corporate Governance,” (ii) the information appearing in Item 4(a) of this Report, (iii) the information in the 2009 Proxy Statement beginning with and including the sub-caption, “Section 16(a) Beneficial Ownership Reporting Compliance” to, but not including, the sub-caption “Certain Relationships and Related Transactions,” and (iv) the information in the 2009 Proxy Statement beginning with and including the sub-caption “Code of Conduct” to, but not including the caption “Compensation Committee Interlocks and Insider Participation.”

Item 11.	Executive Compensation.

Incorporated by reference is the information in the 2009 Proxy Statement beginning with and including the caption “Compensation Committee Interlocks and Insider Participation” to, but not including the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference is the information in the 2009 Proxy Statement beginning immediately following the caption “Stock Ownership of Certain Beneficial Owners and Management” to, but not including the sub-caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2008. Each number of securities reflected in the table is a reference to shares of Quaker common stock.

Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	402,504	21.26	898,088	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	402,504	21.26	898,088

(1)	As of December 31, 2008, 364,750 of these shares were available for issuance as restricted stock awards under the Company’s 2001 Global Annual Incentive Plan, 490,951 shares were available for issuance upon the exercise of stock options and/or as restricted stock awards under the Company’s 2006 Long-Term Performance Incentive Plan, and 42,387 shares were available for issuance under the 2003 Director Stock Ownership Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference is the information in the 2009 Proxy Statement beginning immediately following the sub-caption “Certain Relationships and Related Transactions” to, but not including, the caption “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm,” and the additional information in the 2009 Proxy Statement beginning with and including the sub-caption “Director Independence” to, but not including the sub-caption “Governance Committee Procedures for Selecting Director Nominees.”

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference is the information in the 2009 Proxy Statement beginning with and including the sub-caption “Audit Fees” to, but not including the statement recommending a vote for ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

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

3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(i) —	Amended and Restated Articles of Incorporation dated July 16, 1990. Incorporated by reference to Exhibit 3(a) as filed by Registrant with Form 10-K for the year 1996.

3(ii) —	By-laws (as amended effective October 4, 2008). Incorporated by reference to Exhibit 10.1 as filed by Registrant with Form 10-Q for the quarter ended September 30, 2008.

4 —	Shareholder Rights Plan dated March 6, 2000. Incorporated by reference to Exhibit 1 to Form 8-K as filed by the Registrant on March 7, 2000.

10.1 —	Employment Agreement by and between the Registrant and Ronald J. Naples dated August 14, 1995. Incorporated by reference to Exhibit 10(i) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

10.2 —	Amendment to the Stock Option Agreement dated October 2, 1995 by and between the Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(j) as filed by Registrant with Form 10-Q for the quarter ended September 30, 1995.*

10.3 —	Employment Agreement by and between Registrant and Jose Luiz Bregolato dated June 14, 1993. Incorporated by reference to Exhibit 10(k) as filed by Registrant with Form 10-K for the year 1995.*

10.4 —	Amendment No. 1 to Employment Agreement dated January 1, 1997 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(o) as filed by Registrant with Form 10-K for the year 1997.*

10.5 —	Amendment No. 1 to 1995 Naples Restricted Stock Plan and Agreement dated January 21, 1998 by and between Registrant and Ronald J. Naples. Incorporated by reference to Exhibit 10(p) as filed by Registrant with Form 10-K for the year 1997.*

10.6 —	Employment Agreement by and between Registrant and Ronald J. Naples dated March 11, 1999. Incorporated by reference to Exhibit 10(t) as filed by Registrant with Form 10-K for the year 1998.*

10.7 —	Employment Agreement by and between Registrant and Michael F. Barry dated November 30, 1998. Incorporated by reference to Exhibit 10(u) as filed by Registrant with Form 10-K for the year 1998.*

10.8 —	1999 Long-Term Performance Incentive Plan as approved May 12, 1999, effective January 1, 1999. Incorporated by reference to Exhibit 10(dd) as filed by Registrant with Form 10-K for the year 1999.*

10.9 —	Deferred Compensation Plan as adopted by the Registrant dated December 17, 1999, effective July 1, 1997. Incorporated by reference to Exhibit 10(ff) as filed by Registrant with Form 10-K for the year 1999.*

10.10 —	Supplemental Retirement Income Program adopted by the Registrant on November 6, 1984, as amended November 8, 1989. Incorporated by reference to Exhibit 10(gg) as filed by Registrant with Form 10-K for the year 1999.*

10.11 —	2001 Global Annual Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit10(hh) as filed by Registrant with Form 10-K for the year 2001.*

10.12 —	2001 Long-Term Performance Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit 10(ii) as filed by Registrant with Form 10-K for the year 2001.*

10.13 —	Agreement of Lease between Quaker Park Associates, L.P. and Quaker Chemical Corporation dated December 19, 2000. Incorporated by reference to Exhibit 10(jj) as filed by Registrant with Form 10-K for the year 2001.*

10.14 —	2003 Director Stock Ownership Plan as approved May 14, 2003. Incorporated by reference to Exhibit 10(ww) as filed by the Registrant with Form 10-K for the year 2003.*

10.15 —	Change in Control Agreement by and between Registrant and Jose Luiz Bregolato, dated June 23, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(aaa) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10.16 —	Amendment No. 1 to Employment Agreement dated March 11, 1999 between Registrant and Ronald J. Naples, effective July 21, 2004. Incorporated by reference to Exhibit 10(ccc) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10.17 —	1995 Naples Supplemental Retirement Income Program and Agreement (as amended and restated effective May 14, 2004) between Registrant and Ronald J. Naples dated August 4, 2004. Incorporated by reference to Exhibit 10(fff) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10.18 —	Credit Agreement between Registrant and Bank of America, N.A. and ABN AMRO Bank, N.V. and Banc of America Securities, in the amount of $100,000,000, dated October 14, 2005. Incorporated by reference to Exhibit 10(jjj) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2005.

10.19 —	Amendment One to Registrant’s 2001 Long-Term Performance Incentive Plan, effective February 22, 2005. Incorporated by reference to Exhibit 10.1 as filed by Registrant with Form 8-K filed on March 15, 2005.*

10.20 —	Form of Stock Option Agreement for associates under Registrant’s 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.2 as filed by Registrant with Form 8-K filed on March 15, 2005.*

10.21 —	Settlement Agreement and Release between Registrant, an inactive subsidiary of the Registrant, and Hartford Accident and Indemnity Company dated December 12, 2005. Incorporated by reference to Exhibit 10(nnn) as filed by the Registrant with Form 10-K for the year 2005.

10.22 —	Amendment to Registrant’s Deferred Compensation Plan for key officers dated December 20, 2005. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on December 22, 2005.*

10.23 —	Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on March 6, 2006.*

10.24 —	2001 Global Annual Incentive Plan, as amended and restated incorporated by reference to Appendix D to the Corporation’s definitive proxy statement filed on March 31, 2006.*

10.25 —	2006 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix E to the Corporation’s definitive proxy statement filed on March 31, 2006.*

10.26 —	Form of Stock Option Agreement provided for associates under the Registrant’s 2006 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 8-K filed on May 12, 2006.*

10.27 —	Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2006 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on June 27, 2006.*

10.28 —	Employment Agreement by and between Quaker Chemical Limited, a UK company and a subsidiary of Registrant, and Mark A. Harris, dated August 8, 2006. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on August 8, 2006.*

10.29 —	Employment Agreement by and between L. Willem Platzer and Quaker Chemical B.V., a Netherlands corporation and a subsidiary of Registrant, dated August 21, 2006. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on August 22, 2006.*

10.30 —	First Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated October 6, 2006.

10.31 —	2006 Long-Term Performance Incentive Plan (amended and restated effective November 8, 2006). Incorporated by reference to Exhibit 10(www) as filed by the Registrant with Form 10-K for the year ended 2006.*

10.32 —	Financing Agreement by and among Montgomery County Industrial Development Authority and Registrant and Brown Brothers Harriman & Co. dated February 1, 2007. Incorporated by reference to Exhibit 10(yyy) as filed by the Registrant with Form 10-K for the year ended 2006.

10.33 —	Settlement Agreement and Release between Registrant, an inactive subsidiary of Registrant and Federal Insurance Company dated March 26, 2007. Incorporated by reference to Exhibit 10(zzz) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007.

10.34 —	Change in Control Agreement by and between Registrant and L. Willem Platzer dated April 2, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10(aaaa) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007.*

10.35 —	Change in Control Agreement by and between Registrant and Jan F. Nieman dated June 27, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10 (cccc) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2007.*

10.36 —	Memorandum of Employment dated June 28, 2007 between Registrant and Mark A. Featherstone, effective April 9, 2007. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on July 2, 2007.*

10.37 —	Amendment No.1 to the Registrant’s Director Stock Ownership Plan (as amended March 7, 2007) approved on July 25, 2007. *

10.38 —	Second Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated August 13, 2007. Incorporated by reference to Exhibit 10(eeee) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.

10.39 —	Claim Handling and Funding Agreement between SB Decking, Inc., an inactive subsidiary of Registrant, and Employers Insurance Company of Wausau dated September 25, 2007. Incorporated by reference to Exhibit 10(ffff) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.

10.40 —	Settlement Agreement and Mutual Release entered into between AC Products, Inc., wholly owned subsidiary of Registrant, and Orange County Water District, effective November 8, 2007. Incorporated by reference to Exhibit 10.47 as filed by the Registrant with Form 10-K for the year ended 2007.

10.41 —	Financing Agreement by and among Butler County Port Authority and Registrant and Brown Brothers Harriman & Co. dated May 15, 2008. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.42 —	Engineering, Procurement and Construction Contract by and between Registrant and FMC Technologies, Inc., effective May 14, 2008. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.43 —	Employment, Transition and Consulting Agreement by and between Registrant and Ronald J. Naples dated May 22, 2008, effective May 7, 2008. Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.*

10.44 —	1995 Naples Supplemental Retirement Income Program and Agreement (as amended and restated effective May 7, 2008) dated May 22, 2008. Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.*

10.45 —	Employment Agreeement by and between Registrant and Michael F. Barry dated July 1, 2008. Incorporated by reference to Exhibit 10.5 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.*

10.46 —	Change in Control Agreement by and between Registrant and Michael F. Barry dated July 1, 2008. Incorporated by reference to Exhibit 10.6 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.*

10.47 —	Butler County Port Authority Industrial Development Revenue Bond dated May 15, 2008. Incorporated by reference to Exhibit 10.7 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.48 —	Memorandum of Employment by and between Registrant and Joseph F. Matrange dated September 30, 2008.*

10.49 —	Memorandum of Employment by and between Registrant and D. Jeffry Benoliel dated October 1, 2008.*

10.50 —	Consultancy Agreement by and between Registrant and Mark Harris dated October 29, 2008.*

10.51 —	Compromise Agreement by and between Registrant and Mark Harris dated October 29, 2008.*

10.52 —	Amendment to Memorandum of Employment by and between Mark A. Featherstone and Registrant dated November 19, 2008, effective January 1, 2008.*

10.53 —	Change in Control Agreement by and between Registrant and Mark A. Featherstone dated November 19, 2008, effective January 1, 2008.*

10.54 —	Change in Control Agreement by and between Registrant and D. Jeffry Benoliel dated November 19, 2008, effective January 1, 2008.*

10.55 —	Change in Control Agreement by and between Registrant and Joseph F. Matrange dated November 19, 2008, effective October 1, 2008.*

10.56 —	Change in Control Agreement by and between Registrant and Ronald S. Ettinger dated November 19, 2008, effective October 1, 2008.*

10.57 —	Change in Control Agreement by and between Registrant and George H. Hill dated November 19, 2008, effective October 1, 2008.*

10.58 —	Supplemental Retirement Income Program (as amended and restated effective January 1, 2008), approved November 19, 2008.*

10.59 —	Directors’ Deferred Compensation Plan (amended and restated as of January 1, 2005), approved November 19, 2008.*

10.60 —	Amendment No. 1 to the 2001 Global Annual Incentive Plan (as amended and restated effective January 1, 2006), approved November 19, 2008.*

10.61 —	Amendment No. 1 to the 2006 Long-Term Performance Incentive Plan (as amended and restated effective November 8, 2006), approved November 19, 2008.*

10.62 —	Third Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated February 13, 2009, effective February 17, 2009.

21 —	Subsidiaries and Affiliates of the Registrant

23 —	Consent of Independent Registered Public Accounting Firm

31.1 —	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 —	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 —	Certification of Michael F. Barry pursuant to 18 U.S.C. Section 1350.

32.2 —	Certification of Mark A. Featherstone pursuant to 18 U.S.C. Section 1350.

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.

(b) Exhibits required by Regulation 601 S-K

See (a) 3 of this Item 15

(c) Financial Statement Schedules

See (a) 2 of this Item 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
Registrant

By:	/s/ MICHAEL F. BARRY
Michael F. Barry Chief Executive Officer and President

Date: March 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ MICHAEL F. BARRY Michael F. Barry Chief Executive Officer and President	Principal Executive Officer and Director	March 5, 2009

/s/ MARK A. FEATHERSTONE Mark A. Featherstone Vice President, Chief Financial Officer and Treasurer	Principal Financial Officer	March 5, 2009

/s/ GEORGE H. HILL George H. Hill Global Controller	Principal Accounting Officer	March 5, 2009

/s/ RONALD J. NAPLES	Chairman of the Board and Director	March 5, 2009
Ronald J. Naples Chairman of the Board

/s/ JOSEPH B. ANDERSON, JR. Joseph B. Anderson, Jr.	Director	March 5, 2009

Patricia C. Barron	Director	March , 2009

/s/ DONALD R. CALDWELL Donald R. Caldwell	Director	March 5, 2009

/s/ ROBERT E. CHAPPELL Robert E. Chappell	Director	March 5, 2009

/s/ WILLIAM R. COOK William R. Cook	Director	March 5, 2009

/s/ EDWIN J. DELATTRE Edwin J. Delattre	Director	March 5, 2009

/s/ JEFFRY D. FRISBY Jeffry D. Frisby	Director	March 5, 2009

/s/ ROBERT H. ROCK Robert H. Rock	Director	March 5, 2009