Form 10-Q
period 2009-03-31
QUAKER CHEMICAL CORP
filed 2009-04-28
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting Company	☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on March 31, 2009	10,997,036

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	March 31, 2009	December 31, 2008*
ASSETS
Current assets
Cash and cash equivalents	$17,977	$20,892
Construction fund (restricted cash)	7,455	8,281
Accounts receivable, net	89,575	98,702
Inventories
Raw materials and supplies	21,489	27,401
Work-in-process and finished goods	24,796	30,018
Prepaid expenses and other current assets	14,987	15,532

Total current assets	176,279	200,826

Property, plant and equipment, at cost	177,108	179,565
Less accumulated depreciation	(117,817)	(118,620)

Net property, plant and equipment	59,291	60,945
Goodwill	41,889	40,997
Other intangible assets, net	6,123	6,417
Investments in associated companies	7,404	7,987
Deferred income taxes	35,638	34,179
Other assets	40,451	34,088

Total assets	$367,075	$385,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,673	$4,631
Accounts and other payables	41,933	51,341
Accrued restructuring and related activities	1,804	2,198
Accrued compensation	6,652	7,741
Accrued pension and postretirement benefits	7,369	7,380
Other current liabilities	12,006	10,573

Total current liabilities	72,437	83,864

Long-term debt	77,629	84,236
Deferred income taxes	7,638	7,156
Accrued pension and postretirement benefits	36,852	37,638
Other non-current liabilities	44,338	42,670

Total liabilities	238,894	255,564

Quaker Shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding 2009 –10,997,036; 2008- 10,833,325 shares	10,997	10,833
Capital in excess of par value	25,495	25,238
Retained earnings	117,091	117,089
Accumulated other comprehensive loss	(29,490)	(27,237)

Total Quaker shareholders’ equity	124,093	125,923

Noncontrolling interest	4,088	3,952

Total shareholders’ equity	128,181	129,875

Total liabilities and shareholders’ equity	$367,075	$385,439

*	Condensed from audited financial statements and reclassified to improve comparability and for the effect of the adoption of “SFAS 160.”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (Dollars in thousands, except per share and share amounts) Three Months Ended March 31,
	2009	2008
Net sales	$98,507	$147,718
Cost of goods sold	69,793	104,083

Gross margin	28,714	43,635
Selling, general and administrative expenses	26,697	34,504
Restructuring and related activities	2,289	—

Operating (loss) income	(272)	9,131
Other income, net	1,454	161
Interest expense	(1,242)	(1,419)
Interest income	153	237

Income before taxes	93	8,110
Taxes on income	(251)	2,765

	344	5,345
Equity in net (loss) income of associated companies	(142)	112

Net income	202	5,457
Less: Net income attributable to noncontrolling interest	200	364

Net income attributable to Quaker Chemical Corporation	$2	$5,093

Per share data:
Net income attributable to Quaker Chemical Corporation – basic	$0.00	$0.50
Net income attributable to Quaker Chemical Corporation – diluted	$0.00	$0.50
Dividends declared – See Note 17 – Subsequent Events	$—	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands)
	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$202	$5,457
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,458	2,680
Amortization	257	300
Equity in net loss (income) of associated companies, net of dividends	142	(112)
Deferred compensation and other, net	(2,852)	1,268
Stock-based compensation	352	376
Restructuring and related activities	2,289	—
Gain on disposal of property, plant and equipment	(1,193)	(35)
Insurance settlement realized	(144)	(136)
Pension and other postretirement benefits	(1,907)	(2,458)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	7,196	1,159
Inventories	10,060	(2,374)
Prepaid expenses and other current assets	34	(3,037)
Accounts payable and accrued liabilities	(6,045)	(9,280)
Change in restructuring liabilities	(2,652)	—

Net cash provided by (used in) operating activities	8,197	(6,192)

Cash flows from investing activities
Investments in property, plant and equipment	(2,375)	(1,949)
Proceeds from disposition of assets	1,605	65
Payments related to acquisitions	(1,000)	(1,000)
Insurance settlement received and interest earned	5,056	5,112
Change in restricted cash, net	(4,086)	(4,976)

Net cash used in investing activities	(800)	(2,748)

Cash flows from financing activities
Net decrease in short-term borrowings	(1,619)	(378)
Proceeds from long-term debt	1,584	9,844
Repayment of long-term debt	(7,728)	(251)
Dividends paid	(2,492)	(2,181)
Stock options exercised, other	69	1,486

Net cash (used in) provided by financing activities	(10,186)	8,520

Effect of exchange rate changes on cash	(126)	752

Net (decrease) increase in cash and cash equivalents	(2,915)	332
Cash and cash equivalents at beginning of period	20,892	20,195

Cash and cash equivalents at end of period	$17,977	$20,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. Certain reclassifications of prior years’ data have been made to improve comparability and for the adoption of “SFAS 160.” The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008.

Effective October 3, 2008, Ronald J. Naples, Chairman, retired as Chief Executive Officer. The Company has been and will recognize certain accelerated and other costs in accordance with Mr. Naples’ Employment, Transition and Consulting Agreement. The Company expects to incur charges of $2,400 later in 2009 and $1,000 in 2010 related to Mr. Naples’ supplemental retirement income plan. The Company expects to obtain incremental net other savings of approximately $500 in 2009 and $600 in 2010 related to Mr. Naples retirement.

As of January 1, 2009, the Company adopted the provisions of Statement of Financial Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements: An amendment of ARB No. 51”. SFAS 160 requires the Company to present its interest in less than 100% owned subsidiaries for which it retains control as a component of shareholders’ equity in the balance sheet and recharacterize that component formerly known as minority interest as “noncontrolling interest in subsidiaries”. Furthermore, SFAS 160 requires the Company to show the amount of net income or loss attributable to both the Company and the noncontrolling interest on the face of the statement of income and in the summary of comprehensive income (see Note 10 – Comprehensive (Loss) Income). In accordance with the provisions of SFAS 160, the presentation and disclosure requirements of SFAS 160 have been adopted on a retrospective basis, and the Company’s balance sheet, income statement, statement of cash flows and summary of comprehensive (loss) income have been recharacterized accordingly. The effect of adoption on the Company’s balance sheet was an increase of $3,952 to total shareholders’ equity on the Company’s December 31, 2008 balance sheet, and a corresponding decrease to the “mezannine” minority interest. The Company is also required to measure future transactions involving noncontrolling interests at fair value, with any gains or losses arising from those transactions reported in equity. The adoption of SFAS 160 did not result in any material adverse effects on the Company’s financial statements or results.

The Company adopted FASB Staff Position (“FSP”) EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” as of January 1, 2009. The FSP requires grants of restricted stock which receive non-forfeitable dividends to be included as part of the basic weighted average share calculation under the two-class method. The Company previously included such shares in its diluted weighted average share calculation under the treasury stock method, in accordance with SFAS 123(R). The FSP requires retrospective restatement of earnings per share for all prior periods presented. The effect of adoption of the FSP on the Company’s earnings per share for the quarter ended March 31, 2008 was not material. Refer to Note 8 – Earnings Per Share for further information.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $4,831 and $8,588 for the three months ended March 31, 2009 and 2008, respectively.

Note 2 – Recently Issued Accounting Standards

In December 2008, the FASB released FSP 132(R)-1, “Employer Disclosures about Postretirement Benefit Plan Assets”. This standard requires enhanced disclosures about postretirement benefit plan assets, including how investment decisions are made, the major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effect of this standard on the Company’s financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 3 – Restructuring and Related Activities

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

In the first quarter of 2009, Quaker’s management implemented an additional restructuring program which included provisions for severance for 60 employees totaling $2,289. The Company expects to complete the initiatives contemplated under this program during 2009. Accrued restructuring balances, assigned to the Metalworking Process Chemical segment, are as follows:

Employee Separations
2008 4th Quarter Program:
Restructuring charges	$2,916
Payments	(749)
Currency translation	31

December 31, 2008 ending balance	2,198
Payments	(1,617)
Currency translation	(54)

March 31, 2009 ending balance	527

2009 1st Quarter Program:
Restructuring charges	2,289
Payments	(1,035)
Currency translation	23

March 31, 2009 ending balance	1,277

Total restructuring March 31, 2009 ending balance	$1,804

Note 4 – Uncertain Income Tax Positions

The Company applies the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. FIN 48 also provides guidance on de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

At December 31, 2008, the Company’s cumulative liability for gross unrecognized tax benefits was $10,012. As of March 31, 2009, the Company’s cumulative liability for gross unrecognized tax benefits was $9,825.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in its Consolidated Statement of Income. The Company had accrued $1,345 for cumulative interest and $911 for cumulative penalties at December 31, 2008. The Company has recognized $121 for interest and $33 for penalties on its Consolidated Statement of Income for the three-month period ended March 31, 2009 and at that date the Company had accrued $1,402 for cumulative interest and $909 for cumulative penalties.

During the quarter ended March 31, 2009, the Company derecognized certain uncertain tax positions due to expiration of the applicable statutes of limitations for certain tax years. As a result, the Company recognized a $3 decrease in its cumulative liability for gross unrecognized tax benefits.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company estimates that during the year ended December 31, 2009 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $500 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ended December 31, 2009.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the Netherlands from 2003, Italy, United Kingdom, Brazil, and Spain from 2004, China from 2005 and various domestic state tax jurisdictions from 1993.

Note 5 – Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurement. Subsequently, the FASB issued FASB Staff Position (“FSP”) 157-1 and FSP 157-2, which provided exceptions to applying the guidance to leasing transactions and to non-recurring nonfinancial assets and liabilities. Effective January 1, 2008, the Company adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company did not apply the provisions of SFAS 157 included those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The Company adopted the deferred provisions as of January 1, 2009. SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company values its interest rate swaps, company-owned life insurance policies and various deferred compensation assets and liabilities at fair value. The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

	Fair Value as of March 31, 2009	Fair Value Measurements at March 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$3,206	$—	$3,206	$—
Company-owned life insurance - Deferred compensation assets	512	—	512	—
Other deferred compensation assets	87	87	—	—

Total	$3,805	$87	$3,718	$—

Liabilities
Deferred compensation liabilities	$887	$887	$—	$—
Interest rate derivatives	3,001	—	3,001	—

Total	$3,888	$887	$3,001	$—

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Fair Value as of December 31, 2008	Fair Value Measurements at December 31, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$3,437	$—	$3,437	$—
Company-owned life insurance - Deferred compensation assets	688	—	688	—
Other deferred compensation assets	104	104	—	—

Total	$4,229	$104	$4,125	$—

Liabilities
Deferred compensation liabilities	$1,061	$1,061	$—	$—
Interest rate derivatives	3,105	—	3,105	—

Total	$4,166	$1,061	$3,105	$—

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

Note 6 – Hedging Activities

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133. SFAS 161 requires additional disclosure about the Company’s derivative activities, but does not require any new accounting related to derivative activities. The Company has applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk. The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices and credit risk. Quaker uses interest rate swaps to mitigate the impact of changes in interest rates. The swaps are designated as cash flow hedges and reported on the balance sheet at fair value. The effective portions of the hedges are reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affects earnings. The Company currently uses no derivatives designated as fair value hedges and has no derivatives not designated as hedging instruments under SFAS 133.

Information about the Company’s interest rate derivatives is as follows (in thousands of dollars):

	March 31, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other non-current liabilities	$3,001

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2009		Three Months Ended March 31, 2009
Cash Flow Hedges:
Interest rate swaps	$68	$(329)	Interest Expense	$—	Other Income

Note 7 – Stock-Based Compensation

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

The Company recognized approximately $352 of share-based compensation expense and $123 of related tax benefits in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2009. The compensation expense was comprised of $52 related to stock options, $181 related to nonvested stock awards, $19 related to the Company’s Employee Stock Purchase Plan, $68 related to the Company’s non elective 401k matching contribution in stock, and $32 related to the Company’s Director Stock Ownership Plan.

Based on historical experience, the Company has assumed a forfeiture rate of 13% on the nonvested stock. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options become exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant for options issued in 1999 or later and ten years for options issued in prior years. Common stock awards issued under the LTIP program are subject only to time vesting over a three to five-year period. In addition, as part of the Company’s Global Annual Incentive Plan (“GAIP”), nonvested shares may be issued to key employees, which generally vest over a two to five-year period.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Stock option activity under all plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2008	402,504	$21.26
Options granted	165,990	6.93
Options expired	(38,886)	22.03

Balance at March 31, 2009	529,608	$16.71	4.4

Exercisable at March 31, 2009	314,975	$21.28	2.8

As of March 31, 2009, the total intrinsic value of options outstanding was approximately $171, and the total intrinsic value of exercisable options was zero. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

A summary of the Company’s outstanding stock options at March 31, 2009 is as follows:

Range of Exercise Prices	Number Outstanding at 3/31/2009	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/2009	Weighted Average Exercise Price
$5.33 - $7.98	165,990	6.9	$6.93	—	$—
$7.99 - $18.62	—	—	—	—	—
18.63 - 21.28	210,005	3.4	19.64	175,237	19.67
21.29 - 23.94	132,013	3.1	22.82	118,138	22.78
23.95 - 26.60	21,600	1.8	26.05	21,600	26.05

	529,608	4.4	16.71	314,975	21.28

As of March 31, 2009, unrecognized compensation expense related to options granted during 2007 was $60, for options granted during 2008 was $132 and for options granted in 2009 was $328.

During the first quarter of 2009, the Company granted 165,990 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 3.9%, expected volatility of 44.22%, a risk free interest rate of 2.09%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $9 of expense was recorded on these options during 2009. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Under the Company’s LTIP plan, 89,791 shares of nonvested stock were outstanding at December 31, 2008. In the first quarter of 2009, 75,760 shares of nonvested stock were granted at a weighted average grant date fair value of $6.93. As of March 31, 2009, 1,500 shares were forfeited, 13,350 shares vested and 150,701 were outstanding. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of March 31, 2009, unrecognized compensation expense related to these awards was $1,297, to be recognized over a weighted average remaining period of 2.4 years.

Under the Company’s GAIP plan, 8,750 shares were outstanding at December 31, 2008. Through March 31, 2009, 66,000 shares were granted at a weighted average grant date fair value of $7.72, 4,375 shares vested, no shares were forfeited and 70,375 shares were outstanding. As of March 31, 2009, unrecognized compensation expense related to these awards was $527, to be recognized over a weighted average remaining period of 2.9 years.

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

2003 Director Stock Ownership Plan

In March 2003, our Board of Directors approved a stock ownership plan for each member of our Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the committee may elect to adjust the number of shares. As of March 31, 2009, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock receives 25% of the annual retainer in Common Stock and 75% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. For the three months ended March 31, 2009 and 2008, the Company recorded expense of approximately $32 and $30, respectively.

Note 8 – Earnings Per Share

The Company adopted FASB Staff Position (“FSP”) EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” as of January 1, 2009. The FSP requires grants of restricted stock which receive non-forfeitable dividends to be included as part of the basic weighted average share calculation under the two-class method. The Company previously included such shares as part of its diluted share calculation under the treasury stock method, in accordance with SFAS 123(R). The FSP requires retrospective restatement of earnings per share for all prior periods presented.

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended March 31,
	2009	2008
Numerator for basic and diluted earnings per common share (1)	$6	$5,041

Denominator for basic earnings per common share–weighted average shares	10,745,286	10,085,859
Effect of dilutive securities, primarily employee stock options	—	40,905

Denominator for diluted earnings per common share–weighted average shares and assumed conversions	10,745,286	10,126,764

Basic earnings per common share	$0.00	$0.50
Diluted earnings per common share	$0.00	$0.50

(1)	Net income attributable to Quaker Chemical Corporation was adjusted to reflect the application of the two-class method, regarding the Company’s non-vested stock awards which receive non-forfeitable dividends and are therefore considered participating securities.

The following number of stock options are not included in the diluted earnings per share since in each case the exercise price is greater than the market price and the effect would have been anti-dilutive: 529,608 and 376,652 for the three months ended March 31, 2009 and 2008, respectively.

Note 9 – Business Segments

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The table below presents information about the reported segments:

	Three Months Ended March 31,
	2009	2008
Metalworking Process Chemicals
Net Sales	$90,799	$137,415
Operating Income	9,639	18,411
Coatings
Net Sales	7,300	9,311
Operating Income	1,526	2,216
Other Chemical Products
Net Sales	408	992
Operating Income	(64)	(9)

Total
Net Sales	98,507	147,718
Operating Income	11,101	20,618
Restructuring and related charges	(2,289)	—
Non-operating expenses	(8,827)	(11,187)
Amortization	(257)	(300)
Interest expense	(1,242)	(1,419)
Interest income	153	237
Other income, net	1,454	161

Consolidated income before taxes	$93	$8,110

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated affiliates.

Note 10 – Comprehensive (Loss) Income

The following table summarizes comprehensive (loss) income:

	Three Months Ended March 31,
	2009	2008
Net income	$202	$5,457
Change in fair value of derivatives	68	(746)
Unrealized gain on available-for-sale-securities	(11)	(187)
SFAS 158 liability	289	169
Foreign currency translation adjustments	(2,663)	5,110

Comprehensive (loss) income	(2,115)	9,803
Comprehensive (loss) income attributable to noncontrolling interest	(136)	(237)

Comprehensive (loss) income attributable to Quaker Chemical Corporation	$(2,251)	$9,566

Note 11 – Accounts Receivable and Concentration of Credit Risk

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Reserves for customers filing for bankruptcy protection are generally established at 75-100% of the amount owed at the filing date, dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company performs a formal review of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. During 2008, the Company’s five largest customers accounted for approximately 28% of its consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 10% of consolidated net sales. The Company is closely monitoring the current circumstances surrounding Chrysler LLC and General Motors Corporation, two of the Company’s largest customers, both of whom have pending requests for additional government funding. The Company’s accounts receivable for General Motors Corporation and Chrysler LLC were approximately $6,700 and $5,800,

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

respectively, as of March 31, 2009. Any change in the Company’s reserves for doubtful accounts for Chrysler LLC and General Motors Corporation will be dependent upon the amount outstanding on a potential bankruptcy filing date, the amount of receivables where the Company acts as an agent for the customer, the potential designation of the Company as a critical supplier, the priority assigned to the Company’s receivables under bankruptcy law and the Company’s evaluation of likely proceeds from a potential bankruptcy process, among other factors. The Company has taken steps which it believes significantly reduces its exposure, and continues to pursue other measures to minimize this risk. When assessed at a potential filing date these factors may significantly reduce the Company’s exposure and therefore may not correspond to the outstanding receivables as of March 31, 2009.

Note 12 – Debt

As previously disclosed in a Current Report on Form 8-K filed on February 20, 2009 and in the Company’s Annual Report on Form 10-K filed on March 5, 2009, the Company has amended its credit facility to provide covenant relief related to the 2008 and 2009 restructuring programs and CEO transition costs. In addition, the amendment temporarily increases the maximum permitted leverage ratio from 3.5 to 1 to 4.0 to 1 during the period from June 30, 2009 to September 30, 2009, and to 3.75 to 1 during the period from December 31, 2009 to March 31, 2010. In February 2009, the Company also amended two Industrial Revenue Bonds totaling $15,000 million to provide for the same changes in terms as the credit facility. Also, as previously disclosed in a Current Report on Form 8-K filed on May 20, 2008, the Company’s Middletown, Ohio expansion project is being partially financed by a low interest rate $3,500 loan from the Ohio Department of Development. During the first quarter of 2009, the Company drew $1,584 on this loan.

Note 13 – Business Acquisitions

In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6,700. In addition, annual $1,000 payments for four years were to be paid subject to the former minority partners’ compliance with the terms of the purchase agreement. The fourth and final $1,000 payment was made in February 2009 and was recorded as goodwill assigned to the Metalworking Process Chemicals segment.

Note 14 – Goodwill and Other Intangible Assets

The Company’s annual impairment assessment is completed as of the end of the third fiscal quarter. Given the downturn in general worldwide economic conditions and the recent volatility in the Company’s own stock price, the Company reevaluated its interim impairment as of December 31, 2008 and March 31, 2009, which did not require any changes to the Company’s previous conclusion.

The changes in carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2008	$32,916	$8,081	$40,997
Goodwill additions	1,000	—	1,000
Currency translation adjustments and other	(108)	—	(108)

Balance as of March 31, 2009	$33,808	$8,081	$41,889

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2009 and December 31, 2008 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2009	2008	2009	2008
Amortized intangible assets
Customer lists and rights to sell	$8,026	$8,108	$3,901	$3,815
Trademarks and patents	1,788	1,788	1,788	1,788
Formulations and product technology	3,278	3,278	2,257	2,192
Other	3,072	3,072	2,695	2,634

Total	$16,164	$16,246	$10,641	$10,429

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company recorded $257 and $300 of amortization expense in the first three months of 2009 and 2008, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2009	$1,026
For the year ended December 31, 2010	$858
For the year ended December 31, 2011	$799
For the year ended December 31, 2012	$702
For the year ended December 31, 2013	$526
For the year ended December 31, 2014	$295

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Note 15 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Service cost	$499	$654	$5	$6
Interest cost and other	1,602	1,593	143	125
Expected return on plan assets	(1,183)	(1,547)	—	—
Other amortization, net	427	212	25	—

Net periodic benefit cost	$1,345	$912	$173	$131

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to make minimum cash contributions of $12,584 to its pension plans and $1,060 to its other postretirement benefit plan in 2009. As of March 31, 2009, $3,174 and $263 of contributions have been made, respectively.

Note 16 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000 in two equal payments of $1,000 (the first payment paid October 31, 2007 and the second payment paid on February 15, 2008). In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the Federal maximum contaminant level for four consecutive quarterly sampling events. As of March 31, 2009, the Company believes that the range of potential-known liabilities associated with ACP contamination including the water and soil remediation program, is approximately $1,900 to $3,900, for which the Company has sufficient reserves.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $99 was accrued at March 31, 2009 and December 31, 2008, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $12,200 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary has challenged the applicability of these limits to the claims being brought against the subsidiary. In response to this challenge, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement are structured to be received over a four-year period with annual installments of $5,000, the first of which was received early in the second quarter of 2007, the second of which was received in the first quarter of 2008, and the third of which was received in the first quarter of 2009. The final installment is contingent upon whether or not Federal asbestos legislation is adopted by the due date of such installment. If Federal asbestos legislation is so enacted, and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the final installment will be cancelled. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes, that if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

Note 17 – Subsequent Events

The Company declared a dividend of $0.23 per share, payable on April 30, 2009 to holders of record at the close of business on April 16, 2009.

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

The revenue decline in the first quarter of 2009 compared to the first quarter of 2008 was largely due to volume declines and unfavorable foreign exchange rate translation. Volumes were down 32% compared to the first quarter of 2008 and occurred in all of the Company’s regions as the global economic downturn continues to impact the Company. Although the gross margin percentage remained stable compared to the first quarter of 2008, the Company realized a significant improvement from the fourth quarter of 2008 due to the cost reduction actions the Company has taken as well as a more favorable raw material cost environment. The Company’s selling, general and administrative expenses (“SG&A”) declined $7.8 million compared to the first quarter of 2008. The decrease in SG&A was due to savings realized from the Company’s restructuring activities, reduced discretionary spending, reduced incentive compensation, lower commissions on reduced sales as well as foreign exchange rate translation.

The first quarter 2009 results included some unusual items. As previously announced, the Company implemented an additional restructuring program in the first quarter of 2009. The first quarter 2009 program included provisions for severance for 60 employees totaling $2.3 million. The fourth quarter 2008 program resulted in the elimination of more than 80 positions. Other income for 2009 includes a $1.2 million gain related to the disposition of land in Europe. The tax benefit recorded for the first quarter of 2009 is due to the utilization of net operating losses, which were previously not benefited.

The net result was breakeven earnings per diluted share, down from $0.50 for the first quarter of 2008. Visibility of the underlying business activity remains limited due to an uncertain global economic environment, as further discussed below in Liquidity and Capital Resources. Demand is expected to remain soft for the foreseeable future due to the global economic environment and customer end-market issues, particularly related to our steel and automotive customers. The Company is closely monitoring the current circumstances surrounding Chrysler LLC and General Motors Corporation, two of the Company’s largest customers, both of whom have pending requests for additional government funding. The Company’s accounts receivable for General Motors Corporation and Chrysler LLC were approximately $6.7 million and $5.8 million, respectively, as of March 31, 2009. The Company has taken steps which it believes significantly reduces its exposure, and continues to pursue other measures to minimize this risk. The Company will remain focused on pursuing revenue opportunities and managing its margins and cash flow.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $18.0 million at March 31, 2009 from $20.9 million at December 31, 2008. The $2.9 million decrease resulted primarily from $8.2 million of cash provided by operating activities, more than offset by $0.8 million of cash used in investing activities and $10.2 million of cash used in financing activities.

Net cash flows provided by operating activities were $8.2 million in the first quarter of 2009, compared to $6.2 million of cash used in operating activities for the first quarter of 2008. Improvements in working capital of $24.8 million, partially offset by lower net income, were the primary drivers for the change in cash flows from the first quarter of 2008. The reduction in accounts receivable is reflective of the sales volume declines due to the continued global economic downturn. This reduced business activity is also seen in a reduction in inventory with partially offsetting cash outflows in accounts payable and other accrued liabilities. Significantly reduced incentive compensation costs is the most significant factor other than reduced business activity affecting the accounts payable and other accrued liabilities as well as deferred compensation and other comparisons. In 2007, the Company exceeded performance targets, while in 2008, results were below target levels. The Company’s disposition of land in Europe also impacted the cash flow comparisons.

Net cash flows used in investing activities were $0.8 million in the first quarter of 2009, compared to $2.7 million in the first quarter of 2008. The decreased use of cash was primarily related to $1.6 million of cash proceeds in the first quarter of 2009 largely due to the Company’s disposition of land in Europe. The majority of the remaining change in cash flows used in investing activities was related to the restricted proceeds received from the Company’s second quarter 2008 bond offering related to the Company’s expansion of its Middletown, Ohio manufacturing facility. Capital expenditures were higher than the prior year primarily due to this project. Payments related to acquisitions in 2009 include the fourth of four annual payments of $1.0 million related to the 2005 acquisition of the remaining 40% interest in the Company’s Brazilian joint venture.

In the first quarter of 2007, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $20.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The payments are structured to be received over a four-year period with annual installments of $5.0 million, the first of which was received in the second quarter of 2007, the second of which was received in the first quarter of 2008, and the third of which was received in the first quarter of 2009. The final installment is contingent upon whether or not Federal asbestos legislation is adopted by the due date of the installment. If Federal asbestos legislation is so enacted, and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the final installment will be cancelled. See Note 16 of Notes to Condensed Consolidated Financial Statements.

Net cash used in financing activities was $10.2 million for the first quarter of 2009, compared to $8.5 million of cash provided by financing activities for the first quarter 2008. The majority of the change was the result of debt repayments in the first quarter of 2009 compared to debt borrowings in 2008. In the first quarter of 2009, the Company had a $1.6 million draw on its Ohio Department of Development low interest rate loan, related to the Company’s expansion of its Middletown, Ohio manufacturing facility. The cash flow generated from reduced working capital investments enabled the first quarter 2009 net debt repayments. A high level of cash received from stock option exercises in the first quarter of 2008 also impacted the change in cash flows from financing activities.

Financial markets around the globe have been experiencing extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Further, concerns over slower economic activity, inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending could lead to further adverse business conditions for the Company. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse global economic conditions.

While currently these conditions have not impaired our ability to access credit lines and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. The Company’s primary credit line is a syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in 2012. The maximum principal amount available for revolving credit borrowings is $125.0 million. At March 31, 2009 and December 31, 2008, the Company had approximately $61.6 million and $71.5 million outstanding respectively. The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.5 to 1; at March 31, 2009 and December 31, 2008, the consolidated leverage ratio was below 2.4 to 1. As discussed in a Current Report on Form 8-K filed on February 20, 2009 the Company has amended its credit facility to provide covenant relief related to the 2008 and 2009 restructuring programs and CEO transition costs. In addition, the amendment temporarily increases the maximum permitted leverage ratio from 3.5 to 1 to 4.0 to 1 during the period from June 30, 2009 to September 30, 2009, and to 3.75 to 1 during the period from December 31, 2009 to March 31, 2010. In February 2009, the Company also amended two Industrial Revenue Bonds totaling $15.0 million to provide for the same changes in terms as the credit facility. The Company has entered into interest rate swaps with a combined notional value of $40.0 million as of March 31, 2009, in order to fix a portion of its variable rate debt. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any one counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

The economic concerns noted above can affect our business in a number of ways including, but not limited to, those addressed in the following discussion. The tightening of credit in financial markets adversely affects the ability of customers to obtain financing. This has led certain customers to extend payment terms, which may directly impact our working capital investment and need for increased borrowings. Such events increase the Company’s exposure to concentration of credit risk, particularly in the automotive and steel industries. In addition, the Company believes demand for steel and automobiles will remain soft for the foreseeable future as a result of the reduced general level of economic activity. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. The Company is closely monitoring the current circumstances surrounding Chrysler LLC and General Motors Corporation, two of the Company’s largest customers, both of whom have pending requests for additional government funding. The Company’s accounts receivable for General Motors Corporation and Chrysler LLC were approximately $6.7 million and $5.8 million, respectively, as of March 31, 2009. Any change in the Company’s reserves for doubtful accounts for Chrysler LLC and General Motors Corporation will be dependent upon the amount outstanding on a potential bankruptcy filing date, the amount of receivables where the Company acts as an agent for the customer, the potential designation of the Company as a critical supplier, the priority assigned to the Company’s receivables under bankruptcy law and the Company’s evaluation of likely proceeds from a potential bankruptcy process, among other factors. The Company has taken steps which it believes significantly reduces its exposure, and continues to pursue other measures to minimize this risk. When assessed at a potential filing date these factors may significantly reduce the Company’s exposure and therefore may not correspond to the outstanding receivables as of March 31, 2009.

The Company’s annual impairment assessment is completed as of the end of the third fiscal quarter. Given the downturn in general worldwide economic conditions and the recent volatility in the Company’s own stock price, the Company reevaluated its interim impairment as of December 31, 2008 and March 31, 2009, which did not require any changes to the Company’s previous conclusion.

At March 31, 2009, the Company’s gross FIN 48 liability, including accrued interest and penalties, was $12.1 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its FIN 48 liability. However, should the entire FIN 48 liability be paid, the amount of the payment may be reduced by up to $5.2 million as a result of offsetting benefits in other tax jurisdictions.

The Company’s net debt-to-total-capital ratio remained strong at 31% as of March 31, 2009, compared to 32% as of December 31, 2008. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of First Quarter 2009 with First Quarter of 2008

Net sales for the first quarter were $98.5 million, down 33% from $147.7 million for the first quarter of 2008. The decrease in net sales was primarily due to volume declines in all of the Company’s regions and market segments, as the global economic downturn continues to impact the Company. Volumes were down approximately 32%, which were partially offset by a favorable 4% increase in selling price and mix. Foreign exchange rate translation also decreased revenues by approximately 5%.

Gross margins were down approximately $14.9 million, or 34%, compared to the first quarter of 2008, reflective of the above noted volume declines. The gross margin percentage of 29.1% was consistent with the first quarter of 2008, but represents a considerable improvement over the 24.2% reported for the fourth quarter of 2008. The margin percentage expansion from the fourth quarter was the result of the cost reduction actions the Company has taken and a more favorable raw material cost environment as well as product and regional sales mix.

SG&A decreased $7.8 million, or 23%, compared to the first quarter of 2008. Savings from the fourth quarter 2008 and first quarter 2009 restructuring programs, reduced incentive compensation and other cost savings measures accounted for approximately 70% of the decline. Changes in foreign exchange rates accounted for the remainder of the decrease.

As previously announced, the Company implemented an additional restructuring program in the first quarter of 2009. The first quarter 2009 restructuring charge included provisions for severance for 60 employees totaling $2.3 million. The fourth quarter 2008 program resulted in the elimination of more than 80 positions.

The increase in other income compared to the first quarter of 2008 reflects a $1.2 million gain related to the disposition of land in Europe.

The tax benefit recorded for the first quarter of 2009 reflects no tax provided for the land sale gain, due to the utilization of net operating losses, which were previously not benefited. At the end of 2008, the Company had net U.S. deferred tax assets totaling $15.8 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The global economic downturn has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

The decrease in equity income reflects declining steel demand caused by declines in the auto industry that impacted the Company’s Japanese affiliate.

Segment Reviews—Comparison of the First Quarter 2009 with First Quarter 2008

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 92% of the Company’s net sales for the first quarter of 2009. Net sales were down $46.6 million, or 34%, compared to the first quarter of 2008. Foreign currency translation negatively impacted net sales by approximately 6%, driven by the Euro to U.S. Dollar and Brazilian Real to U.S. Dollar exchange rates. The average Euro to U.S. Dollar exchange rate was 1.31 in the first quarter of 2009 compared to 1.50 in the first quarter of 2008 and the average Brazilian Real to U.S. Dollar exchange rate was 0.43 in the first quarter of 2009 compared to 0.58 in the first quarter of 2008. Net sales were negatively impacted by declines of 31% in North America, 28% in Europe, 19% in Asia/Pacific and 32% in South America, all on a constant currency basis. The decline in sales was primarily attributable to total volume declines of 32% impacting all regions as the global economic downturn continues to impact the Company. These volume declines were partially offset by a favorable 4% increase in selling price and mix. The $8.8 million decline in this segment’s operating income is reflective of the volume declines, partially offset by savings from the Company’s restructuring activities and reduced discretionary spending.

Coatings

The Company’s coatings segment, which represented approximately 7% of the Company’s net sales for the first quarter of 2009, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were down $2.0 million, or 22%, for the first quarter of 2009 compared with the prior year period, primarily due to reduced volumes of chemical milling maskants sold to the aerospace industry. This segment’s operating income was down $0.7 million, consistent with the volume decline noted above.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales for the first quarter of 2009, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were down $0.6 million as a result of reduced volumes due to the downturn in the oil and gas market. Operating income was consistent with the first quarter of 2008 at a slight loss.

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

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, forward-looking statements are also included in Quaker’s other periodic reports on Forms 10-K, 10-Q and 8-K, as well as in press releases and other materials released to the public.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of March 31, 2009, Quaker had $61.6 million in borrowings under its credit facilities, compared to $71.5 million at December 31, 2008, at a weighted average borrowing rate of approximately 3.55%. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $40.0 million and a fair value of $(3.0) million and $(3.1) million at March 31, 2009 and December 31, 2008, respectively. The counterparties to the swaps are major financial institutions. Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any one counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations. Reference is made to the information included under in Note 6 of Notes to Condensed Consolidated Financial Statements.

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

Credit Risk. Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, where a number of bankruptcies occurred during recent years and companies have experienced financial difficulties. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require write-down or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory. The Company is closely monitoring the current circumstances surrounding Chrysler LLC and General Motors Corporation, two of the Company’s largest customers, both of whom have pending requests for additional government funding. The Company’s accounts receivable for General Motors Corporation and Chrysler LLC were approximately $6.7 million and $5.8 million, respectively, as of March 31, 2009. Any change in the Company’s reserves for doubtful accounts for Chrysler LLC and General Motors Corporation will be dependent upon the amount outstanding on a potential bankruptcy filing date, the amount of receivables where the Company acts as an agent for the customer, the potential designation of the Company as a critical supplier, the priority assigned to the Company’s receivables under bankruptcy law and the Company’s evaluation of likely proceeds from a potential bankruptcy process, among other factors. The Company has taken steps which it believes significantly reduces its exposure, and continues to pursue other measures to minimize this risk. When assessed at a potential filing date these factors may significantly reduce the Company’s exposure and therefore may not correspond to the outstanding receivables as of March 31, 2009.

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

PART II.

OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 6.	Exhibits

(a) Exhibits

10.1	-	Amendment No. 2 to the Quaker Chemical Corporation 2003 Director Stock Ownership Plan (As Amended March 7, 2007) *

31.1	-	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350

32.2	-	Certification of Mark A. Featherstone Pursuant to 18 U.S. C. Section 1350

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit.

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Mark A. Featherstone
Mark A. Featherstone, officer duly authorized to sign this report, Vice President, Chief Financial Officer and Treasurer

Date: April 28, 2009