Form 10-Q
period 2009-06-30
QUAKER CHEMICAL CORP
filed 2009-07-29
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-12019

QUAKER CHEMICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-0993790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Quaker Park, 901 E. Hector Street, Conshohocken, Pennsylvania	19428 – 2380
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on June 30, 2009	11,049,880

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	June 30, 2009	December 31, 2008*
ASSETS
Current assets
Cash and cash equivalents	$24,605	$20,892
Construction fund (restricted cash)	6,384	8,281
Accounts receivable, net	86,675	98,702
Inventories
Raw materials and supplies	20,425	27,401
Work-in-process and finished goods	22,980	30,018
Prepaid expenses and other current assets	10,759	15,532

Total current assets	171,828	200,826

Property, plant and equipment, at cost	185,713	179,565
Less accumulated depreciation	(124,250)	(118,620)

Net property, plant and equipment	61,463	60,945
Goodwill	44,610	40,997
Other intangible assets, net	6,027	6,417
Investments in associated companies	7,904	7,987
Deferred income taxes	37,023	34,179
Other assets	38,735	34,088

Total assets	$367,590	$385,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,692	$4,631
Accounts and other payables	43,755	51,341
Accrued restructuring and related activities	590	2,198
Accrued compensation	7,325	7,741
Accrued pension and postretirement benefits	4,919	7,380
Other current liabilities	13,826	10,573

Total current liabilities	73,107	83,864

Long-term debt	68,699	84,236
Deferred income taxes	8,348	7,156
Accrued pension and postretirement benefits	36,008	37,638
Other non-current liabilities	44,208	42,670

Total liabilities	230,370	255,564

Quaker shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued 2009 – 11,049,880; 2008 – 10,833,325 shares	11,050	10,833
Capital in excess of par value	26,210	25,238
Retained earnings	115,254	117,089
Accumulated other comprehensive loss	(19,987)	(27,237)

Total Quaker shareholders’ equity	132,527	125,923

Noncontrolling interest	4,693	3,952

Total shareholders’ equity	137,220	129,875

Total liabilities and shareholders’ equity	$367,590	$385,439

*	Condensed from audited financial statements and reclassified to improve comparability and for the effect of the adoption of “SFAS 160.”

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (Dollars in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$102,335	$158,188	$200,842	$305,906
Cost of goods sold	66,298	113,402	136,091	217,485

Gross margin	36,037	44,786	64,751	88,421
Selling, general and administrative expenses	29,050	37,153	55,747	71,657
Restructuring and related activities	—	—	2,289	—
CEO transition costs	1,193	1,880	1,193	1,880

Operating income	5,794	5,753	5,522	14,884
Other income, net	356	1,687	1,810	1,848
Interest expense	(1,538)	(1,337)	(2,780)	(2,756)
Interest income	220	358	373	595

Income before taxes	4,832	6,461	4,925	14,571
Taxes on income	1,567	2,116	1,316	4,881

	3,265	4,345	3,609	9,690
Equity in net income of associated companies	227	187	85	299

Net income	3,492	4,532	3,694	9,989
Less: Net income attributable to noncontrolling interest	258	211	458	575

Net income attributable to Quaker Chemical Corporation	$3,234	$4,321	$3,236	$9,414

Per share data:
Net income attributable to Quaker Chemical Corporation – basic	$0.29	$0.42	$0.29	$0.91
Net income attributable to Quaker Chemical Corporation – diluted	$0.29	$0.41	$0.29	$0.90
Dividends declared	$0.46	$0.23	$0.46	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands)
	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$3,694	$9,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,801	5,457
Amortization	522	606
Equity in undistributed earnings of associated companies, net of dividends	(85)	(299)
Deferred compensation and other, net	(1,521)	2,498
Stock-based compensation	927	1,762
Restructuring and related activities	2,289	—
Gain on disposal of property, plant and equipment	(1,193)	(76)
Insurance settlement realized	(610)	(685)
Pension and other postretirement benefits	(3,799)	(3,311)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	13,498	1,013
Inventories	15,022	(3,806)
Prepaid expenses and other current assets	3,481	(885)
Accounts payable and accrued liabilities	(6,354)	(4,146)
Change in restructuring liabilities	(3,885)	—

Net cash provided by operating activities	26,787	8,117

Cash flows from investing activities
Investments in property, plant and equipment	(5,078)	(7,038)
Payments related to acquisitions	(1,000)	(1,000)
Proceeds from disposition of assets	1,617	117
Insurance settlement received and interest earned	5,100	5,178
Change in restricted cash, net	(2,593)	(13,818)

Net cash used in investing activities	(1,954)	(16,561)

Cash flows from financing activities
Net decrease in short-term borrowings	(1,716)	(1,488)
Proceeds from long-term debt	1,584	10,000
Repayments of long-term debt	(17,252)	(2,120)
Dividends paid	(5,022)	(4,550)
Stock options exercised, other	262	7,628
Distributions to noncontrolling shareholders	(90)	—

Net cash (used in) provided by financing activities	(22,234)	9,470

Effect of exchange rate changes on cash	1,114	949

Net increase in cash and cash equivalents	3,713	1,975
Cash and cash equivalents at beginning of period	20,892	20,195

Cash and cash equivalents at end of period	$24,605	$22,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. Certain reclassifications of prior year’s data have been made to improve comparability and for the adoption of Statement of Statement of Financial Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements: An amendment of ARB No. 51.” The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008.

The Company expects to incur CEO transition costs of $2,400 for 2009 and $1,000 in 2010 related to the former CEO’s supplemental retirement income plan. The Company incurred $1,193 of these charges in the second quarter of 2009.

As of January 1, 2009, the Company adopted the provisions of Statement of Financial Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements: An amendment of ARB No. 51.” SFAS 160 requires the Company to present its interest in less than 100% owned subsidiaries for which it retains control as a component of shareholders’ equity in the balance sheet and recharacterize that component formerly known as minority interest as “noncontrolling interest in subsidiaries.” Furthermore, SFAS 160 requires the Company to show the amount of net income or loss attributable to both the Company and the noncontrolling interest on the face of the statement of income and in the summary of comprehensive income (see Note 10 – Comprehensive Income). In accordance with the provisions of SFAS 160, the presentation and disclosure requirements of SFAS 160 have been adopted on a retrospective basis, and the Company’s balance sheet, income statement, statement of cash flows and summary of comprehensive income have been recharacterized accordingly. The effect of adoption on the Company’s balance sheet was an increase of $3,952 to total shareholders’ equity on the Company’s December 31, 2008 balance sheet, and a corresponding decrease to the “mezannine” minority interest. The Company is also required to measure future transactions involving noncontrolling interests at fair value, with any gains or losses arising from those transactions reported in equity. The adoption of SFAS 160 did not result in any material adverse effects on the Company’s financial statements or results.

The Company adopted FASB Staff Position (“FSP”) EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” as of January 1, 2009. The FSP requires grants of restricted stock which receive non-forfeitable dividends to be included as part of the basic weighted average share calculation under the two-class method. The Company previously included such shares in its diluted weighted average share calculation under the treasury stock method, in accordance with SFAS 123(R). The FSP requires retrospective restatement of earnings per share for all prior periods presented. The effect of adoption of the FSP on the Company’s earnings per share for the three months ended June 30, 2008 was not material, however, the Company’s earnings per share for the six months ended June 30, 2008 was decreased by $0.01 per share as a result of the adoption. Refer to Note 8 – Earnings Per Share for further information.

The Company adopted Statement of Financial Accounting Standards No. 165 (“SFAS 165”), “Subsequent Events.” SFAS 165 does not require new accounting with regard to subsequent events, but requires disclosure of the date as to when subsequent events were evaluated, whether that date is the date the financial statements were issued or available to be issued and supplementing the historical financial statements with pro-forma financial data, giving effect of any non-recognized subsequent events as if they had occurred as of the balance sheet date. The adoption of the SFAS 165 had no impact on the Company’s financial position or results of operations as of June 30, 2009. Refer to Note 17 – Subsequent Events for further information.

During the second quarter of 2008, the Company received a net arbitration award of $956, or approximately $0.04 per diluted share, related to litigation with one of the former owners of the Company’s Italian affiliate. This net award was recorded in “Other income.”

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $8,990 and $16,880 for the six months ended June 30, 2009 and 2008, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 2 – Recently Issued Accounting Standards

In December 2008, the FASB released FSP 132(R)-1, “Employer Disclosures about Postretirement Benefit Plan Assets.” This standard requires enhanced disclosures about postretirement benefit plan assets, including how investment decisions are made, the major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effect of this standard on the Company’s financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162,” to become the source of authoritative U.S. generally accepted accounting principles (“US GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently assessing the impact of the adoption of SFAS 168 but does not expect the adoption to have a material effect on the Company’s financial position or results of operations.

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

Accrued restructuring balances, assigned to the Metalworking Process Chemicals segment, are as follows:

Employee Separations
2008 4th Quarter Program:
Restructuring charges	$2,916
Payments	(749)
Currency translation	31

December 31, 2008 ending balance	2,198
Payments	(1,617)
Currency translation	(54)

March 31, 2009 ending balance	527
Payments	(375)
Currency translation	1

June 30, 2009 ending balance	153

2009 1st Quarter Program:
Restructuring charges	2,289
Payments	(1,035)
Currency translation	23

March 31, 2009 ending balance	1,277
Payments	(858)
Currency translation	18

June 30, 2009 ending balance	437

Total accrued restructuring ending balances as of June 30, 2009 ending balance	$590

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

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

At December 31, 2008, the Company’s cumulative liability for gross unrecognized tax benefits was $10,012. As of June 30, 2009, the Company’s cumulative liability for gross unrecognized tax benefits was $10,701.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in its Consolidated Statement of Income. The Company had accrued $1,345 for cumulative interest and $911 for cumulative penalties at December 31, 2008. The Company has recognized $157 and $278 for interest and $29 and $62 for penalties on its Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2009, respectively, and, as of June 30, 2009, the Company had accrued $1,640 for cumulative interest and $976 for cumulative penalties.

The Company estimates that, during the year ended December 31, 2009, it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $500 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ended December 31, 2009.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the Netherlands from 2003, Italy, United Kingdom, Brazil and Spain from 2004, China from 2005, the United States from 2006 and various U.S. state tax jurisdictions from 1993.

Note 5 – Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurement. Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

The Company values its interest rate swaps, company-owned life insurance policies and various deferred compensation assets and liabilities at fair value. The Company’s assets and liabilities subject to fair value measurement are as follows:

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

	Fair Value as of June 30, 2009	Fair Value Measurements at June 30, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$1,649	$—	$1,649	$—
Company-owned life insurance - Deferred compensation assets	561	—	561	—
Other deferred compensation assets	103	103	—	—

Total	$2,313	$103	$2,210	$—

Liabilities

Deferred compensation liabilities	$1,023	$1,023	$—	$—
Interest rate derivatives	2,538	—	2,538	—

Total	$3,561	$1,023	$2,538	$—

	Fair Value as of December 31, 2008	Fair Value Measurements at December 31, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$3,437	$—	$3,437	$—
Company-owned life insurance - Deferred compensation assets	688	—	688	—
Other deferred compensation assets	104	104	—	—

Total	$4,229	$104	$4,125	$—

Liabilities

Deferred compensation liabilities	$1,061	$1,061	$—	$—
Interest rate derivatives	3,105	—	3,105	—

Total	$4,166	$1,061	$3,105	$—

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

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk. The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices and credit risk. Quaker uses interest rate swaps to mitigate the impact of changes in interest rates. The swaps are designated as cash flow hedges and reported on the balance sheet at fair value. The effective portions of the hedges are

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affects earnings. The Company currently uses no derivatives designated as fair value hedges and has no derivatives not designated as hedging instruments under SFAS 133. The notional amount of the Company’s interest rate swaps was $40,000 as of June 30, 2009.

Information about the Company’s interest rate derivatives is as follows:

	June 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other non-current liabilities	$2,538

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2009		Three Months Ended June 30, 2009

Cash Flow Hedges: Interest rate swaps	$300	$(376)	Interest Expense	$—	Other Income

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2009		Six Months Ended June 30, 2009
Cash Flow Hedges: Interest rate swaps	$368	$(705)	Interest Expense	$—	Other Income

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

The Company recognized approximately $927 of share-based compensation expense and $324 of related tax benefits in its unaudited condensed consolidated statement of income for the six months ended June 30, 2009. The compensation expense was comprised of $116 related to stock options, $454 related to nonvested stock awards, $32 related to the Company’s Employee Stock Purchase Plan, $261 related to the Company’s non elective 401(k) matching contribution in stock and $64 related to the Company’s Director Stock Ownership Plan.

Based on its historical experience, the Company has assumed a forfeiture rate of 13% on the nonvested stock. Under the true-up provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Stock option activity under all plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2008	402,504	$21.26
Options granted	165,990	6.93
Options expired	(41,986)	22.27

Balance at June 30, 2009	526,508	$16.66	4.1

Exercisable at June 30, 2009	311,875	$21.24	2.6

As of June 30, 2009, the total intrinsic value of options outstanding was approximately $1,063, and the total intrinsic value of exercisable options was approximately zero. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at June 30, 2009 is as follows:

Range of Exercise Prices	Number Outstanding at 6/30/2009	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/2009	Weighted Average Exercise Price
$5.33 - $7.98	165,990	6.7	$6.93	—	$—
$7.99 - $18.62	—	—	—	—	—
$18.63 - $21.28	210,005	3.2	19.64	175,237	19.67
$21.29 - $23.94	131,513	2.9	22.82	117,638	22.78
$23.95 - $26.60	19,000	1.8	26.05	19,000	26.05

	526,508	4.1	16.66	311,875	21.24

As of June 30, 2009, unrecognized compensation expense related to options granted during 2007 was $44, for options granted during 2008 was $114 and for options granted during 2009 was $300.

During the first quarter of 2009, the Company granted 165,990 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 3.9%, expected volatility of 44.22%, a risk free interest rate of 2.09%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $37 of expense was recorded on these options during the six months ended June 30, 2009. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Under the Company’s LTIP plan, 89,791 shares of nonvested stock were outstanding at December 31, 2008. In the first quarter of 2009, 75,760 shares of nonvested stock were granted at a weighted average grant date fair value of $6.93. In the second quarter of 2009, 19,056 shares of nonvested stock were granted to Directors at a weighted average grant date fair value of $15.11. As of June 30, 2009, 21,900 of these awards were vested, 1,500 shares were forfeited and 161,207 shares were outstanding. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of June 30, 2009, unrecognized compensation expense related to these awards was $1,358 to be recognized over a weighted average remaining period of 2.0 years.

Under the Company’s GAIP, 8,750 shares were outstanding at December 31, 2008. Through June 30, 2009, 66,000 shares were granted at a weighted average grant date fair value of $7.72, 4,375 shares vested, no shares were forfeited and 70,375 shares were outstanding. As of June 30, 2009, unrecognized compensation expense related to these awards was $480, to be recognized over a weighted average remaining period of 2.69 years.

Employee Stock Purchase Plan

In 2000, the Board adopted an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each month, the “Investment Date.” The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed on the Investment Date. All employees, including officers, are eligible to participate in this plan. A participant may withdraw all uninvested payment balances credited to a participant’s account at any time by giving written notice to the Committee designated by the Board. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

2003 Director Stock Ownership Plan

In March 2003, our Board of Directors approved a stock ownership plan for each member of the Company’s Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may elect to adjust the number of shares. As of June 30, 2009, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock receives 25% of the annual retainer in Common Stock and 75% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. For the three and six months ended June 30, 2009, the Company recorded approximately $32 and $64 of compensation expense, respectively. For the three and six months ended June 30, 2008, the Company recorded approximately $34 and $64, respectively.

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

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted per common share (1)	$3,173	$4,270	$3,167	$9,310

Denominator for basic EPS–weighted average shares	10,794,578	10,285,121	10,770,068	10,185,490
Effect of dilutive securities, employee stock options	47,981	195,686	14,160	117,580

Denominator for diluted EPS–weighted average shares and assumed conversions	10,842,559	10,480,807	10,784,228	10,303,070
Basic earnings per common share	$0.29	$0.42	$0.29	$0.91
Diluted earnings per common share	$0.29	$0.41	$0.29	$0.90

(1)	Net income attributable to Quaker Chemical Corporation was adjusted to reflect the application of the two-class method, regarding the Company’s non-vested common stock awards which receive non-forfeitable dividends and are, therefore, considered participating securities.

The following number of stock options are not included in the earnings per share since in each case the exercise price is greater than the market price: 360,518 and 0 for the three months ended June 30, 2009 and 2008, and 360,518 and 150,954 for the six months ended June 30, 2009 and 2008, respectively.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

The table below presents information about the reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Metalworking Process Chemicals
Net sales	$93,560	$146,223	$184,359	$283,638
Operating income	15,772	17,069	25,411	35,480
Coatings
Net sales	8,255	10,717	15,555	20,028
Operating income	2,098	2,610	3,624	4,826
Other Chemical Products
Net sales	520	1,248	928	2,240
Operating income	(26)	65	(90)	56

Total
Net sales	102,335	158,188	200,842	305,906
Operating income	17,844	19,744	28,945	40,362
Non-operating expenses	(10,592)	(11,805)	(19,419)	(22,992)
Restructuring and related charges	—	—	(2,289)	—
CEO transition costs	(1,193)	(1,880)	(1,193)	(1,880)
Amortization	(265)	(306)	(522)	(606)
Interest expense	(1,538)	(1,337)	(2,780)	(2,756)
Interest income	220	358	373	595
Other income, net	356	1,687	1,810	1,848

Consolidated income before taxes	$4,832	$6,461	$4,925	$14,571

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

Note 10 – Comprehensive Income

The following table summarizes comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$3,492	$4,532	$3,694	$9,989
Change in fair value of derivatives	300	727	368	(19)
Unrealized gain (loss) on available-for-sale securities	17	(25)	6	(212)
SFAS 158 liability	980	176	1,269	345
Foreign currency translation adjustments	8,643	3,077	5,980	8,187

Comprehensive income	13,432	8,487	11,317	18,290
Less: Comprehensive loss attributable to noncontrolling interest	(695)	(133)	(831)	(370)

Comprehensive income attributable to Quaker Chemical Corporation	$12,737	$8,354	$10,486	$17,920

Note 11 – Accounts Receivable and Concentration of Credit Risk

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Reserves for customers filing for bankruptcy protection are generally established at 75-100% of the amount owed at the filing date, dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company performs a formal review of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. During 2008, the Company’s five largest customers accounted for approximately 28% of its consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 10% of consolidated net sales. During the second quarter of 2009, General Motors Corporation and Chrysler LLC, two of the Company’s largest customers, filed for and subsequently emerged from bankruptcy. The Company’s contracts with those customers were assumed by their successor companies. To date, the Company has received payments representing more than 85 percent of these pre-bankruptcy accounts receivable, and the Company has been notified that its remaining pre-bankruptcy invoices will be paid.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 12 – Debt

As previously disclosed in a Current Report on Form 8-K filed on February 20, 2009, and in the Company’s Annual Report on Form 10-K filed on March 5, 2009, the Company has amended its credit facility to provide covenant relief related to the 2008 and 2009 restructuring programs and CEO transition costs. In addition, the amendment temporarily increases the maximum permitted leverage ratio from 3.5 to 1 to 4.0 to 1 during the period from June 30, 2009 through September 30, 2009, and to 3.75 to 1 during the period from December 31, 2009 through March 31, 2010. In February 2009, the Company also amended two Industrial Revenue Bonds totaling $15,000 to provide for the same changes in terms as the credit facility. Also, as previously disclosed in a Current Report on Form 8-K filed on May 20, 2008, the Company’s Middletown, Ohio expansion project is being partially financed by a low interest rate $3,500 loan from the Ohio Department of Development. During the first six months of 2009, the Company drew $1,584 on this loan.

Note 13 – Business Acquisitions and Divestitures

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

Note 14 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2008	$32,916	$8,081	$40,997
Goodwill additions	1,000	—	1,000
Currency translation adjustments and other	2,613	—	2,613

Balance as of June 30, 2009	$36,529	$8,081	$44,610

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2009 and December 31, 2008 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2009	2008	2009	2008
Amortized intangible assets
Customer lists and rights to sell	$8,242	$8,108	$4,113	$3,815
Trademarks and patents	1,788	1,788	1,788	1,788
Formulations and product technology	3,278	3,278	2,321	2,192
Other	3,260	3,072	2,919	2,634

Total	$16,568	$16,246	$11,141	$10,429

The Company recorded $522 and $606 of amortization expense in the first six months of 2009 and 2008, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2009	$1,043
For the year ended December 31, 2010	$865
For the year ended December 31, 2011	$805
For the year ended December 31, 2012	$707
For the year ended December 31, 2013	$529
For the year ended December 31, 2014	$297

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 15 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three and six months ended June 30, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$516	$748	$5	$6	$1,015	$1,402	$10	$12
Interest cost and other	1,610	1,666	142	125	3,212	3,259	285	250
Expected return on plan assets	(1,206)	(1,566)	—	—	(2,389)	(3,113)	—	—
Settlement charge	1,193	—	—	—	1,193	—	—	—
Other amortization, net	404	283	25	—	831	495	50	—

Net periodic benefit cost	$2,517	$1,131	$172	$131	$3,862	$2,043	$345	$262

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to make minimum cash contributions of $12,584 to its pension plans and $1,060 to its other postretirement benefit plan in 2009. As of June 30, 2009, $7,525 and $494 of contributions have been made, respectively.

During the second quarter of 2009, the Company incurred a settlement charge of $1,193 in connection with the retirement of the Company’s former CEO in the third quarter of 2008. The Company expects to incur additional settlement charges of approximately $1,200 later in 2009.

Note 16 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000 in two equal payments of $1,000 (the first payment paid October 31, 2007 and the second payment paid on February 15, 2008). In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the Federal maximum contaminant level for four consecutive quarterly sampling events. As of June 30, 2009, the Company believes that the range of potential-known liabilities associated with ACP contamination including the water and soil remediation program, is approximately $1,600 to $3,600, for which the Company has sufficient reserves.

The low and high ends of the range are based on the length of operation of the two extraction wells as determined by groundwater modeling done in 2007 with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction wells, groundwater monitoring, one-time expenses to ensure P-3 is hydraulically containing the PERC plume and program management. The duration of the well operation was estimated based on historical trends in concentrations in the monitoring wells within the proximity of the applicable extraction wells. Also factored into the model was the impact of water injected into the underground aquifer from a planned recharge basin adjacent to the ACP site as well as from an injection well to be installed and operated by OCWD as part of the groundwater treatment system for contaminants which are the subject of the aforementioned litigation. Based on the modeling, it was estimated in late 2007 that P-2 will operate for three and half years to up to five years and P-3 will operate for six years to up to nine years. Operation and maintenance costs were based on historical expenditures and estimated inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period. Also included in the reserve are anticipated expenditures to operate an on-site soil vapor extraction system.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $99 was accrued at June 30, 2009 and December 31, 2008, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $12,200 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary. In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement are structured to be received over a four-year period with annual installments of $5,000, the first of which was received early in the second quarter of 2007, the second of which was received in the first quarter of 2008, and the third of which was received in the first quarter of 2009. The final installment is contingent upon whether or not Federal asbestos legislation is adopted by the due date of such installment. If Federal asbestos legislation is so enacted, and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the final installment will be cancelled. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes, that if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

Note 17 – Subsequent Events

The Company evaluated subsequent events through July 29, 2009, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of June 30, 2009 or which required disclosure.

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

The revenue decline in the second quarter of 2009 compared to the second quarter of 2008 was principally due to volume declines and to a lesser extent unfavorable foreign exchange rate translation. Volumes were down 36% compared to the second quarter of 2008 and occurred in all of the Company’s regions as the global economic downturn continues to impact the Company. However, the gross margin percentage increased substantially over both the second quarter 2008 and first quarter 2009 due to the cost reduction actions taken, a more favorable raw material cost environment and reduced automotive CMS service revenue reported on a gross basis. The Company’s selling, general and administrative expenses (“SG&A”) declined $8.1 million compared to the second quarter of 2008. The decrease in SG&A was due to savings realized from the Company’s restructuring activities, reduced discretionary spending, and lower commissions on reduced sales as well as foreign exchange rate translation.

The CEO transition costs incurred in the second quarter of 2009 totaled $1.2 million, or approximately $0.07 per diluted share, compared to $1.9 million, or approximately $0.12 per diluted share, for the second quarter of 2008. In addition, the second quarter 2008 results include a net arbitration award of approximately $1.0 million, or approximately $0.04 per diluted share, related to litigation with one of the former owners of the Company’s Italian subsidiary.

The net result was earnings per diluted share of $0.29, which represented a considerable improvement from the breakeven first quarter results, but was down from $0.41 for the second quarter of 2008. Visibility of the underlying business activity remains limited due to an uncertain global economic environment, as further discussed below in Liquidity and Capital Resources. Demand is expected to remain soft for the foreseeable future due to the global economic environment and customer end-market issues, particularly related to our steel and automotive customers. During the second quarter, General Motors Corporation and Chrysler LLC, two of the company’s largest customers, filed for and subsequently emerged from bankruptcy. The Company’s contracts with those customers were assumed by their successor companies. To date, the Company has received payments representing more than 85 percent of these pre-bankruptcy accounts receivable, and the Company has been notified that its remaining pre-bankruptcy invoices will be paid. The Company will remain focused on pursuing revenue opportunities and managing its margins and cash flow.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $24.6 million at June 30, 2009 from $20.9 million at December 31, 2008. The $3.7 million increase resulted primarily from $26.8 million of cash provided by operating activities, partially offset by $2.0 million of cash used in investing activities and $22.2 million of cash used in financing activities.

Net cash flows provided by operating activities were $26.8 million in the first half of 2009, compared to $8.1 million for the first half of 2008. Improvements in working capital of $33.5 million, partially offset by lower net income, were the primary drivers for the change in cash flows from the first half of 2008. The reduction in accounts receivable is reflective of the sales volume declines due to the continued global economic downturn, as well as strong collections on our pre-petition bankruptcy receivables with General Motors Corporation and Chrysler LLC, further discussed below. This reduced business activity is also seen in a reduction in inventory with partially offsetting cash outflows in accounts payable and other accrued liabilities. In addition, a significant amount of prepaid taxes was collected in Europe during the second quarter of 2009. The Company’s disposition of land in Europe also impacted the cash flow comparisons.

Net cash flows used in investing activities were $2.0 million in the first half of 2009, compared to $16.6 million in the first half of 2008. The decreased use of cash was primarily related to the restricted proceeds received from the Company’s second quarter 2008 bond offering related to the Company’s expansion of its Middletown, Ohio manufacturing facility. Also contributing to the change in cash flows was $1.6 million of cash proceeds received in the first quarter of 2009 from the disposition of land in Europe. The remaining change in cash flows used in investing activities was related to lower capital expenditures as compared to the prior year. Payments related to acquisitions in 2009 include the fourth of four annual payments of $1.0 million related to the 2005 acquisition of the remaining 40% interest in the Company’s Brazilian joint venture.

In the first quarter of 2007, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $20.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The payments are structured to be received over a four-year period with annual installments of $5.0 million, the first of which was received in the second quarter of 2007, the second of which was received in the first quarter of 2008, and the third of which was received in the first quarter of 2009. The final installment is contingent upon whether or not Federal asbestos legislation is adopted by the due date of the installment. If Federal asbestos legislation is so enacted, and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the final installment will be cancelled. See Note 16 of the Notes to Condensed Consolidated Financial Statements.

Net cash used in financing activities was $22.2 million for the first half of 2009, compared to $9.5 million of cash provided by financing activities for the first half 2008. The majority of the change was the result of debt repayments in 2009 compared to debt borrowings in 2008. In the first half of 2009, the Company had a $1.6 million draw on its Ohio Department of Development low interest rate loan, related to the Company’s expansion of its Middletown, Ohio manufacturing facility. The cash flow generated from reduced working capital investments enabled the 2009 net debt repayments. A high level of cash received from stock option exercises in the first six months of 2008 also impacted the change in cash flows from financing activities.

Financial markets around the globe have been experiencing extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Further, concerns over slower economic activity, inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending could lead to further adverse business conditions for the Company. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse global economic conditions.

While currently these conditions have not impaired our ability to access credit lines and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. The Company’s primary credit line is a syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in 2012. The maximum principal amount available for revolving credit borrowings is $125.0 million. At June 30, 2009 and December 31, 2008, the Company had approximately $52.9 million and $71.5 million outstanding, respectively. The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.5 to 1; at June 30, 2009 and December 31, 2008, the consolidated leverage ratio was below 2.4 to 1. As discussed in a Current Report on Form 8-K filed on February 20, 2009, the Company has amended its credit facility to provide covenant relief related to the 2008 and 2009 restructuring programs and the CEO transition costs. In addition, the amendment temporarily increases the maximum permitted leverage ratio from 3.5 to 1 to 4.0 to 1 during the period from June 30, 2009 through September 30, 2009, and to 3.75 to 1 during the period from December 31, 2009 through March 31, 2010. In February 2009, the Company also amended two Industrial Revenue Bonds totaling $15.0 million to provide for the same changes in terms as the credit facility. The Company has entered into interest rate swaps with a combined notional value of $40.0 million as of June 30, 2009, in order to fix a portion of its variable rate debt. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any one counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

The economic concerns noted above can affect our business in a number of ways including, but not limited to, those addressed in the following discussion. The tightening of credit in financial markets adversely affects the ability of customers to obtain financing. This has led certain customers to extend payment terms, which may directly impact our working capital investment and need for increased borrowings. Such events increase the Company’s exposure to concentration of credit risk, particularly in the automotive and steel industries. In addition, the Company believes demand for steel and automobiles will remain soft for the foreseeable future as a result of the reduced general level of economic activity. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. During the second quarter, General Motors Corporation and Chrysler LLC, two of the company’s largest customers, filed for and subsequently emerged from bankruptcy. The Company’s contracts with those customers were assumed by their successor companies. To date, the Company has received payments representing more than 85 percent of these pre-bankruptcy accounts receivable, and the Company has been notified that its remaining pre-bankruptcy invoices will be paid.

At June 30, 2009, the Company’s gross FIN 48 liability, including accrued interest and penalties, was $13.3 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its FIN 48 liability. However, should the entire FIN 48 liability be paid, the amount of the payment may be reduced by up to $5.6 million as a result of offsetting benefits in other tax jurisdictions.

The Company’s net debt-to-total-capital ratio was 23% as of June 30, 2009, compared to 32% as of December 31, 2008. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of Second Quarter 2009 with Second Quarter 2008

Net sales for the second quarter were $102.3 million, down 35% from $158.2 million for the second quarter of 2008. The decrease in net sales was primarily due to volume declines in all of the Company’s regions and market segments, as the global economic downturn continues to impact the Company. Volumes were down approximately 36%, which were partially offset by a favorable 6% increase in selling price and mix. Foreign exchange rate translation also decreased net sales by approximately 5%.

Gross margins were down approximately $8.7 million, or 20%, compared to the second quarter of 2008, reflective of the above-noted volume declines. The gross margin percentage of 35.2% represents a considerable improvement over both the 28.3% reported for the second quarter of 2008 and the 29.1% reported for the first quarter of 2009. This margin percentage expansion was primarily the result of the cost reduction actions taken, a more favorable raw material cost environment and reduced automotive chemical management services revenue reported on a gross basis.

SG&A decreased $8.1 million, or 22%, compared to the second quarter of 2008. Savings from the Company’s restructuring programs, lower commissions, lower travel and entertainment expenses, and other cost savings measures accounted for more than 70% of the decline. Changes in foreign exchange rates accounted for the remainder.

The Company expects to incur CEO transition costs of $2.4 million for the full year 2009 and $1.0 million in 2010 related to the former CEO’s supplemental retirement income plan. The CEO transition costs incurred in the second quarter of 2009 totaled $1.2 million, or approximately $0.07 per diluted share, compared to $1.9 million, or approximately $0.12 per diluted share for the second quarter of 2008.

Other income for the second quarter of 2008 includes a net arbitration award of approximately $1.0 million, or approximately $0.04 per diluted share, related to litigation with one of the former owners of the Company’s Italian subsidiary. The increase in net interest expense is primarily due to higher average interest rates and lower interest income.

The second quarter 2009 effective tax rate was 32.4%, compared to 32.8% during the second quarter of 2008. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. Included in the second quarter 2008 effective tax rate is a tax refund of $0.5 million relating to the Company’s increased investment in China. Please refer to the Comparison of the First Six Months 2009 with the First Six Months 2008 for further discussion.

Segment Reviews – Comparison of the Second Quarter 2009 with Second Quarter 2008

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 91% of the Company’s net sales for the second quarter of 2009. Net sales were down $52.7 million, or 36%, compared to the second quarter of 2008. Foreign currency translation negatively impacted net sales by approximately 6%, driven by the Euro to U.S. Dollar, and Brazilian Real to U.S. Dollar exchange rates. The average Euro to U.S. Dollar exchange rate was 1.36 in the second quarter of 2009 compared to 1.56 in the second quarter of 2008 and the average Brazilian Real to U.S. Dollar exchange rate was 0.48 in the second quarter of 2009 compared to 0.60 in the second quarter of 2008. Net sales were negatively impacted by declines of 40% in North America, 32% in Europe, 18% in Asia/Pacific and 21% in South America, all on a constant currency basis. The decline in sales was primarily attributable to total volume declines of 36% impacting all regions as the global economic downturn continues to impact the Company. These volume declines were partially offset by a favorable 6% increase in selling price and mix. Part of this segment’s volume decline was due to reduced automotive CMS revenue reported on a gross versus pass-through basis. The $1.3 million decline in this segment’s operating income is reflective of the volume declines, largely offset by savings from the Company’s restructuring programs and reduced discretionary spending.

Coatings

The Company’s Coatings segment, which represented approximately 8% of the Company’s net sales for the second quarter of 2009, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were down $2.5 million, or 23%, for the second quarter of 2009 compared with the prior year period, primarily due to reduced volumes of chemical milling maskants sold to the aerospace industry. This segment’s operating income was down $0.5 million, consistent with the volume decline noted above.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales for the second quarter of 2009, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were down $0.7 million as a result of reduced volumes due to the downturn in the oil and gas market. Operating income was a slight loss for the quarter.

Comparison of the First Six Months 2009 with the First Six Months 2008

Net sales for the first half of 2009 were $200.8 million, down 34% from $305.9 million for the first half of 2008. As with the quarterly comparisons, the decrease in net sales was primarily due to volume declines in all of the Company’s regions and market segments. Volumes were down approximately 34%, which were partially offset by a favorable 5% increase in selling price and mix. Foreign exchange rate translation also decreased net sales by approximately 5%.

Gross margins were down approximately $23.7 million, or 26.8%, compared to the first half of 2008, reflective of the above-noted volume declines. The gross margin percentage improved to 32.2% for the first half of 2009 from 28.9% for the first half of 2008. The margin percentage expansion from the first half of 2008 was primarily the result of the cost reduction actions taken, a more favorable raw material cost environment and reduced automotive chemical management services revenue reported on a gross basis.

SG&A decreased $15.9 million, or 22%, compared to the first half of 2008. Savings from the Company’s restructuring programs, lower incentive compensation, lower commissions, lower travel and entertainment expenses, and other cost savings measures accounted for more than 70% of the decline. Changes in foreign exchange rates accounted for the remainder.

Other income for the first half of 2009 includes a $1.2 million gain related to the disposition of land in Europe, while other income for the first half of 2008 includes the net arbitration award noted above. The increase in net interest expense is primarily due to higher average interest rates and lower interest income.

The effective tax rate for the first half of 2009 was 26.7%, compared to 33.5% during the first half of 2008. The effective tax rate for the first half of 2009 reflects no tax provided for the land sale gain in the first quarter of 2009, due to the utilization of net operating losses, which were previously not benefited. Included in the year-to-date 2008 effective tax rate is a tax refund of $0.5 million relating to the Company’s increased investment in China. At the end of 2008, the Company had net U.S. deferred tax assets totaling $15.8 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The global economic downturn has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Segment Reviews – Comparison of the First Six Months 2009 with the First Six Months 2008

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 92% of the Company’s net sales for the first half of 2009. Net sales were down $99.3 million, or 35%, compared to the first half of 2008. Foreign currency translation negatively impacted net sales by approximately 6%, driven by the Euro to U.S. Dollar, and Brazilian Real to U.S. Dollar exchange rates. The average Euro to U.S. Dollar exchange rate was 1.33 in the first half of 2009 compared to 1.53 in the first half of 2008 and the average Brazilian Real to U.S. Dollar exchange rate was 0.46 in the first half of 2009 compared to 0.59 in the first half of 2008. Net sales were negatively impacted by declines of 36% in North America, 30% in Europe, 18% in Asia/Pacific and 26% in South America, all on a constant currency basis. The decline in sales was primarily attributable to total volume declines of 34% impacting all regions as the global economic downturn continues to impact the Company. These volume declines were partially offset by a favorable 5% increase in selling price and mix. Part of this segment’s volume decline was due to reduced automotive CMS revenue reported on a gross versus pass-through basis. The $10.1 million decline in this segment’s operating income is reflective of the volume declines, partially offset by savings from the Company’s restructuring programs and reduced discretionary spending.

Coatings

The Company’s Coatings segment, which represented approximately 8% of the Company’s net sales for the first half of 2009, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were down $4.5 million, or 22%, for the first half of 2009 compared with the prior year period, primarily due to reduced volumes of chemical milling maskants sold to the aerospace industry. This segment’s operating income was down $1.2 million, consistent with the volume decline noted above.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales for the first half of 2009, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were down $1.3 million as a result of reduced volumes due to the downturn in the oil and gas market. Operating income was at a slight loss for the first half of 2009.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of June 30, 2009, Quaker had $52.9 million in borrowings under its credit facilities, compared to $71.5 million at December 31, 2008, at a weighted average variable borrowing rate of approximately 3.55%. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $40.0 million and a fair value of $(2.5) million and $(3.1) million at June 30, 2009 and December 31, 2008, respectively. The counterparties to the swaps are major financial institutions. Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any one counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations. Reference is made to the information included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Credit Risk. Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, where a number of bankruptcies occurred during recent years and companies have experienced financial difficulties. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require write-down or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory. During the second quarter of 2009, General Motors Corporation and Chrysler LLC, two of the company’s largest customers, filed for and subsequently emerged from bankruptcy. The Company’s contracts with those customers were assumed by their successor companies. To date, the Company has received payments representing more than 85 percent of these pre-bankruptcy accounts receivable, and the Company has been notified that its remaining pre-bankruptcy invoices will be paid.

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

Changes in internal controls. As of June 30, 2009, subsidiaries representing approximately 80% of consolidated revenue were operational on the Company’s global ERP system. The Company is currently in the process of upgrading its global ERP system in 2009. The Company is taking the necessary steps to monitor and maintain its internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during this period of change.

PART II.

OTHER INFORMATION

Items 1, 1A, 2, 3, and 5 of Part II are inapplicable and have been omitted.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Company’s shareholders was held on May 13, 2009. At the meeting, management’s nominees, Donald R. Caldwell, William R. Cook and Jeffry D. Frisby were elected Class II directors. Voting (expressed in number of votes) was as follows: Donald R. Caldwell, 16,858,030 votes for, 529,338 votes withheld; William R. Cook, 17,005,104 votes for, 382,264 votes withheld; Jeffry D. Frisby, 16,831,576 votes for, 555,792 votes withheld.

In addition, at the meeting, the shareholders ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm to examine and report on its financial statements for the year ending December 31, 2009 by a vote of 17,255,446 for, 105,136 against, and 26,786 abstentions.

Item 6.	Exhibits.

(a)	Exhibits

31.1	-	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350

32.2	-	Certification of Mark A. Featherstone Pursuant to 18 U.S. C. Section 1350

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Mark A. Featherstone
Mark A. Featherstone, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: July 29, 2009