Form 10-Q
period 2009-09-30
QUAKER CHEMICAL CORP
filed 2009-10-27
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock	11,072,352
Outstanding as of September 30, 2009

Table of Contents

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	September 30, 2009	December 31, 2008*
ASSETS
Current assets
Cash and cash equivalents	$25,369	$20,892
Construction fund (restricted cash)	3,805	8,281
Accounts receivable, net	100,926	98,702
Inventories
Raw materials and supplies	22,392	27,401
Work-in-process and finished goods	24,771	30,018
Prepaid expenses and other current assets	11,229	15,532

Total current assets	188,492	200,826

Property, plant and equipment, at cost	193,924	179,565
Less accumulated depreciation	(127,420)	(118,620)

Net property, plant and equipment	66,504	60,945
Goodwill	46,362	40,997
Other intangible assets, net	5,852	6,417
Investments in associated companies	8,676	7,987
Deferred income taxes	36,456	34,179
Other assets	38,776	34,088

Total assets	$391,118	$385,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,835	$4,631
Accounts and other payables	55,495	51,341
Accrued restructuring and related activities	232	2,198
Accrued compensation	13,652	7,741
Accrued pension and postretirement benefits	1,869	7,380
Other current liabilities	16,114	10,573

Total current liabilities	90,197	83,864

Long-term debt	64,875	84,236
Deferred income taxes	9,055	7,156
Accrued pension and postretirement benefits	35,946	37,638
Other non-current liabilities	44,746	42,670

Total liabilities	244,819	255,564

Quaker shareholders’ equity
Common stock $1 par value; authorized 30,000,000 shares; issued 2009 – 11,072,352; 2008 – 10,833,325 shares	11,072	10,833
Capital in excess of par value	26,937	25,238
Retained earnings	117,757	117,089
Accumulated other comprehensive loss	(14,515)	(27,237)

Total Quaker shareholders’ equity	141,251	125,923

Noncontrolling interest	5,048	3,952

Total shareholders’ equity	146,299	129,875

Total liabilities and shareholders’ equity	$391,118	$385,439

*	Condensed from audited financial statements and reclassified to improve comparability.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (Dollars in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$118,922	$159,506	$319,764	$465,412
Cost of goods sold	74,450	112,981	210,541	330,466

Gross margin	44,472	46,525	109,223	134,946
Selling, general and administrative expenses	34,646	38,278	90,393	109,935
Restructuring and related activities	—	—	2,289	—
CEO transition costs	1,250	1,625	2,443	3,505

Operating income	8,576	6,622	14,098	21,506
Other income (expense), net	217	(96)	2,027	1,752
Interest expense	(1,356)	(1,330)	(4,136)	(4,086)
Interest income	178	286	551	881

Income before taxes and equity in net income of associated companies	7,615	5,482	12,540	20,053
Taxes on income	2,747	967	4,063	5,848

Income before equity in net income of associated companies	4,868	4,515	8,477	14,205
Equity in net income of associated companies	555	191	640	490

Net income	5,423	4,706	9,117	14,695
Less: Net income attributable to noncontrolling interest	371	266	829	841

Net income attributable to Quaker Chemical Corporation	$5,052	$4,440	$8,288	$13,854

Per share data:
Net income attributable to Quaker Chemical Corporation Common Shareholders–basic	$0.46	$0.41	$0.76	$1.33
Net income attributable to Quaker Chemical Corporation Common Shareholders–diluted	$0.45	$0.41	$0.75	$1.31
Dividends declared	$0.23	$0.23	$0.69	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands)
	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$9,117	$14,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,948	8,279
Amortization	797	906
Equity in undistributed earnings of associated companies, net of dividends	(610)	(490)
Deferred compensation and other, net	(30)	840
Stock-based compensation	1,585	3,642
Restructuring and related activities	2,289	—
Gain on disposal of property, plant and equipment	(1,194)	(3)
Insurance settlement realized	(1,104)	(981)
Pension and other postretirement benefits	(5,877)	(3,541)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	951	(3,723)
Inventories	12,547	(8,550)
Prepaid expenses and other current assets	3,283	(863)
Accounts payable and accrued liabilities	10,273	788
Change in restructuring liabilities	(4,240)	—

Net cash provided by operating activities	34,735	10,999

Cash flows from investing activities
Investments in property, plant and equipment	(9,811)	(9,198)
Payments related to acquisitions	(1,000)	(1,000)
Proceeds from disposition of assets	1,640	139
Insurance settlement received and interest earned	5,164	5,234
Change in restricted cash, net	416	(13,578)

Net cash used in investing activities	(3,591)	(18,403)

Cash flows from financing activities
Net decrease in short-term borrowings	(1,796)	(1,389)
Proceeds from long-term debt	3,500	10,000
Repayments of long-term debt	(22,875)	(3,165)
Dividends paid	(7,565)	(6,994)
Stock options exercised, other	353	13,974
Distributions to noncontrolling shareholders	(274)	(252)

Net cash (used in) provided by financing activities	(28,657)	12,174

Effect of exchange rate changes on cash	1,990	(899)

Net increase in cash and cash equivalents	4,477	3,871
Cash and cash equivalents at beginning of period	20,892	20,195

Cash and cash equivalents at end of period	$25,369	$24,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. Certain reclassifications of prior year’s data have been made to improve comparability, for the adoption of the Financial Accounting Standards Board’s (“FASB”) authoritative guidance regarding noncontrolling interests, and for the adoption of FASB’s authoritative guidance regarding the calculation of earnings per share for nonvested stock awards with rights to non-forfeitable dividends. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008.

The Company incurred charges related to the former CEO’s supplemental retirement income plan of $2,443 for the first nine months of 2009, which represents the total amount for 2009, and expects to incur a final charge of $1,000 in 2010. The Company incurred $1,250 of these charges in the third quarter of 2009 and $1,193 of these charges in the second quarter of 2009.

As of January 1, 2009, the Company adopted the provisions of FASB’s authoritative guidance regarding noncontrolling interests. The guidance requires the Company to present its interest in less than 100% owned subsidiaries for which it retains control as a component of shareholders’ equity in the balance sheet and recharacterize that component formerly known as minority interest as “noncontrolling interest in subsidiaries.” Furthermore, the guidance requires the Company to show the amount of net income or loss attributable to both the Company and the noncontrolling interest on the face of the statement of income and in the summary of comprehensive income (see Note 10 – Comprehensive Income). In accordance with the provisions of the guidance, the presentation and disclosure requirements regarding noncontrolling interests have been adopted on a retrospective basis, and the Company’s balance sheet, income statement, statement of cash flows and summary of comprehensive income have been recharacterized accordingly. The effect of adoption on the Company’s balance sheet was an increase of $3,952 to total shareholders’ equity on the Company’s December 31, 2008 balance sheet, and a corresponding decrease to the “mezzanine” minority interest. The Company is also required to measure future transactions involving noncontrolling interests at fair value, with any gains or losses arising from those transactions reported in equity. The adoption of the guidance regarding noncontrolling interests did not result in any material adverse effects on the Company’s financial statements or results.

The Company adopted FASB’s authoritative guidance regarding the calculation of earnings per share for nonvested stock awards with rights to non-forfeitable dividends as of January 1, 2009. The guidance requires nonvested stock awards with rights to non-forfeitable dividends to be included as part of the basic weighted average share calculation under the two-class method. The Company previously included such shares in its diluted weighted average share calculation under the treasury stock method, in accordance with the authoritative guidance regarding share-based payments. The guidance requires retrospective application for all prior periods presented. The effect of adoption of the guidance on the Company’s diluted earnings per share for the three and nine months ended September 30, 2008 was not material. Refer to Note 8 – Earnings Per Share for further information.

Effective with the second quarter of 2009, the Company adopted FASB’s authoritative guidance regarding subsequent events. The guidance does not require new accounting with regard to subsequent events, but requires disclosure of the date as to when subsequent events were evaluated, whether that date is the date the financial statements were issued or available to be issued and supplementing the historical financial statements with pro-forma financial data, giving effect of any non-recognized subsequent events as if they had occurred as of the balance sheet date. The adoption of the guidance had no impact on the Company’s financial position or results of operations as of September 30, 2009. Refer to Note 16 – Subsequent Events for further information.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $16,598 and $25,008 for the nine months ended September 30, 2009 and 2008, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 2 – Recently Issued Accounting Guidance

In December 2008, the FASB released authoritative guidance regarding employer disclosures about postretirement benefit plan assets. This guidance requires enhanced disclosures about postretirement benefit plan assets, including how investment decisions are made, the major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. The guidance is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effect of this guidance on the Company’s financial statements.

Note 3 – Restructuring and Related Activities

In the fourth quarter of 2008, Quaker’s management approved a restructuring plan to reduce operating costs, primarily in North America and Europe. Included in the restructuring plans were provisions for severance for 57 employees. The Company recognized a $2,916 restructuring charge in the fourth quarter of 2008. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. The Company expects to complete the initiatives contemplated under this program during 2009.

In the first quarter of 2009, Quaker’s management implemented an additional restructuring program which included provisions for severance for 60 employees totaling $2,289. The Company expects to complete the initiatives contemplated under this program during 2009.

Accrued restructuring balances, assigned to the Metalworking Process Chemicals segment, are as follows:

Employee Separations
2008 4th Quarter Program:
Restructuring charges	$2,916
Payments	(749)
Currency translation	31

December 31, 2008 ending balance	2,198
Payments	(1,617)
Currency translation	(54)

March 31, 2009 ending balance	527
Payments	(375)
Currency translation	1

June 30, 2009 ending balance	153
Payments	(111)
Currency translation	(1)

September 30, 2009 ending balance	41

2009 1st Quarter Program:
Restructuring charges	2,289
Payments	(1,035)
Currency translation	23

March 31, 2009 ending balance	1,277
Payments	(858)
Currency translation	18

June 30, 2009 ending balance	437
Payments	(244)
Currency translation	(2)

September 30, 2009 ending balance	191

Total accrued restructuring ending balances as of September 30, 2009	$232

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 4 – Uncertain Income Tax Positions

The FASB’s authoritative guidance regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

At December 31, 2008, the Company’s cumulative liability for gross unrecognized tax benefits was $10,012. As of September 30, 2009, the Company’s cumulative liability for gross unrecognized tax benefits was $11,145.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in its Consolidated Statement of Income. The Company had accrued $1,345 for cumulative interest and $911 for cumulative penalties at December 31, 2008. The Company has recognized $82 and $360 for interest and $32 and $94 for penalties on its Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2009, respectively, and, as of September 30, 2009, the Company had accrued $1,777 for cumulative interest and $1,034 for cumulative penalties.

The Company estimates that, during the year ending December 31, 2009, it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $500 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ending December 31, 2009.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include The Netherlands from 2003, Italy, United Kingdom and Brazil from 2004, China and Spain from 2005, the United States from 2006 and various U.S. state tax jurisdictions from 1993.

Note 5 – Fair Value Measurements

The FASB’s authoritative guidance regarding fair value measurements establishes a common definition for fair value to be applied to guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The guidance does not require any new fair value measurements, but rather applies to all other accounting guidance that requires or permits fair value measurements.

The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company values its interest rate swaps, company-owned life insurance policies and various deferred compensation assets and liabilities at fair value. The Company’s assets and liabilities subject to fair value measurement are as follows:

	Fair Value as of September 30, 2009	Fair Value Measurements at September 30, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$1,819	$—	$1,819	$—
Company-owned life insurance – Deferred compensation assets	614	—	614	—
Other deferred compensation assets	121	121	—	—

Total	$2,554	$121	$2,433	$—

Liabilities
Deferred compensation liabilities	$1,168	$1,168	$—	$—
Interest rate derivatives	2,507	—	2,507	—

Total	$3,675	$1,168	$2,507	$—

	Fair Value as of December 31, 2008	Fair Value Measurements at December 31, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$3,437	$—	$3,437	$—
Company-owned life insurance – Deferred compensation assets	688	—	688	—
Other deferred compensation assets	104	104	—	—

Total	$4,229	$104	$4,125	$—

Liabilities
Deferred compensation liabilities	$1,061	$1,061	$—	$—
Interest rate derivatives	3,105	—	3,105	—

Total	$4,166	$1,061	$3,105	$—

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

Note 6 – Hedging Activities

Effective January 1, 2009, the Company adopted FASB’s authoritative guidance regarding disclosure of derivative instruments and hedging activities. The guidance requires additional disclosure about the Company’s derivative activities, but does not require any new accounting related to derivative activities. The Company has applied the requirements of the guidance on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk. The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices or credit risk. Quaker uses interest rate swaps to mitigate the impact of changes in interest rates. The swaps are designated as cash flow hedges and reported on the balance sheet at fair value. The effective portions of the hedges are reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affects earnings. The Company has no derivatives designated as fair value hedges and only has derivatives designated as hedging instruments under the FASB’s authoritative guidance. The notional amount of the Company’s interest rate swaps was $40,000 as of September 30, 2009.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Information about the Company’s interest rate derivatives is as follows:

	September 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other non-current liabilities	$2,507

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2009		Three Months Ended September 30, 2009
Cash Flow Hedges: Interest rate swaps	$21	$(430)	Interest Expense	$—	Other Income

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Cash Flow Hedges: Interest rate swaps	$389	$(1,135)	Interest Expense	$—	Other Income

Note 7 – Stock-Based Compensation

The Company recognized approximately $1,585 of share-based compensation expense and $555 of related tax benefits in its unaudited condensed consolidated statement of income for the nine months ended September 30, 2009. The compensation expense was comprised of $178 related to stock options, $722 related to nonvested stock awards, $38 related to the Company’s Employee Stock Purchase Plan, $551 related to the Company’s non-elective 401(k) matching contribution in stock and $96 related to the Company’s Director Stock Ownership Plan.

Based on its historical experience, the Company has assumed a forfeiture rate of 13% on the nonvested stock. Under the true-up provisions of the guidance, the Company will record additional expense if the actual forfeiture rate is lower than estimated and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Stock option activity under all plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2008	402,504	$21.26
Options granted	165,990	6.93
Options expired	(41,986)	22.27

Balance at September 30, 2009	526,508	$16.66	3.9

Exercisable at September 30, 2009	311,875	$21.24	2.4

As of September 30, 2009, the total intrinsic value of options outstanding was approximately $2,896, and the total intrinsic value of exercisable options was approximately $362. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at September 30, 2009 is as follows:

Range of Exercise Prices	Number Outstanding at 9/30/2009	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/2009	Weighted Average Exercise Price
$5.33 - $7.98	165,990	6.4	$6.93	—	$—
$7.99 - $18.62	—	—	—	—	—
$18.63 - $21.28	210,005	2.9	19.64	175,237	19.67
$21.29 - $23.94	131,513	2.6	22.82	117,638	22.78
$23.95 - $26.60	19,000	1.5	26.05	19,000	26.05

	526,508	3.9	16.66	311,875	21.24

As of September 30, 2009, unrecognized compensation expense related to options granted during 2007 was $27, for options granted during 2008 was $96 and for options granted during 2009 was $272.

During the first quarter of 2009, the Company granted 165,990 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 3.9%, expected volatility of 44.22%, a risk-free interest rate of 2.09%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $66 of expense was recorded on these options during the nine months ended September 30, 2009. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Under the Company’s LTIP plan, 89,791 shares of nonvested stock were outstanding at December 31, 2008. In the first quarter of 2009, 75,760 shares of nonvested stock were granted at a weighted average grant date fair value of $6.93. In the second quarter of 2009, 19,056 shares of nonvested stock were granted to Directors at a weighted average grant date fair value of $15.11. As of September 30, 2009, 24,900 of these awards were vested, 1,500 shares were forfeited and 158,207 shares were outstanding. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of September 30, 2009, unrecognized compensation expense related to these awards was $1,136 to be recognized over a weighted average remaining period of 1.84 years.

Under the Company’s GAIP Plan, 8,750 shares were outstanding at December 31, 2008. Through September 30, 2009, 66,000 shares were granted at a weighted average grant date fair value of $7.72, 4,375 shares vested, 700 shares were forfeited and 69,675 shares were outstanding. As of September 30, 2009, unrecognized compensation expense related to these awards was $428, to be recognized over a weighted average remaining period of 2.46 years.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Company’s Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may elect to adjust the number of shares. As of September 30, 2009, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock receives 25% of the annual retainer in Common Stock and 75% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. For the three and nine months ended September 30, 2009, the Company recorded approximately $32 and $96 of compensation expense, respectively. For the three and nine months ended September 30, 2008, the Company recorded approximately $31 and $95, respectively.

Note 8 – Earnings Per Share

Effective January 1, 2009, the Company adopted FASB’s authoritative guidance regarding the calculation of earnings per share for nonvested stock awards with rights to non-forfeitable dividends. The guidance requires nonvested stock awards with rights to non-forfeitable dividends to be included as part of the basic weighted average share calculation under the two-class method. The Company previously included such shares as part of its diluted share calculation under the treasury stock method, in accordance with FASB’s authoritative guidance regarding share-based payments. The guidance requires retrospective application for all prior periods presented.

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per common share (1)	$4,953	$4,381	$8,157	$13,690

Denominator for basic EPS – weighted average shares	10,834,048	10,573,497	10,791,629	10,315,769
Effect of dilutive securities, employee stock options	89,579	127,680	43,118	146,534

Denominator for diluted EPS – weighted average shares and assumed conversions	10,923,627	10,701,177	10,834,747	10,462,303
Basic earnings per common share	$0.46	$0.41	$0.76	$1.33
Diluted earnings per common share	$0.45	$0.41	$0.75	$1.31

(1)	Net income attributable to Quaker Chemical Corporation was adjusted to reflect the application of the two-class method, regarding the Company’s non-vested common stock awards which receive non-forfeitable dividends and are, therefore, considered participating securities.

The following number of stock options are not included in the diluted earnings per share calculation since in each case the exercise price is greater than the average market price for the applicable period: 360,518 and 0 for the three months ended September 30, 2009 and 2008, and 360,518 and 0 for the nine months ended September 30, 2009 and 2008, respectively.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

The table below presents information about the reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Metalworking Process Chemicals
Net sales	$109,989	$148,321	$294,348	$431,959
Operating income	22,448	19,562	47,859	55,042
Coatings
Net sales	8,494	10,345	24,049	30,373
Operating income	2,133	2,446	5,757	7,272
Other Chemical Products
Net sales	439	840	1,367	3,080
Operating (loss) income	(16)	6	(106)	62

Total
Net sales	118,922	159,506	319,764	465,412
Operating income	24,565	22,014	53,510	62,376
Non-operating expenses	(14,464)	(13,467)	(33,883)	(36,459)
Restructuring and related charges	—	—	(2,289)	—
CEO transition costs	(1,250)	(1,625)	(2,443)	(3,505)
Amortization	(275)	(300)	(797)	(906)
Interest expense	(1,356)	(1,330)	(4,136)	(4,086)
Interest income	178	286	551	881
Other income (expense), net	217	(96)	2,027	1,752

Consolidated income before taxes and equity in net income of associated companies	$7,615	$5,482	$12,540	$20,053

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated associates.

Note 10 – Comprehensive Income (loss)

The following table summarizes comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$5,423	$4,706	$9,117	$14,695
Change in fair value of derivatives	21	(83)	389	(102)
Unrealized gain (loss) on available-for-sale securities	17	(242)	23	(454)
Defined benefit retirement plans	676	169	1,945	514
Foreign currency translation adjustments	4,927	(12,827)	10,907	(4,640)

Comprehensive income (loss)	11,064	(8,277)	22,381	10,013
Less: Comprehensive income (loss) attributable to noncontrolling interest	(540)	292	(1,371)	(78)

Comprehensive income (loss) attributable to Quaker Chemical Corporation	$10,524	$(7,985)	$21,010	$9,935

Note 11 – Debt

As previously disclosed in a Current Report on Form 8-K filed on February 20, 2009, and in the Company’s Annual Report on Form 10-K filed on March 5, 2009, the Company has amended its credit facility to provide covenant relief related to the 2008 and 2009 restructuring programs and CEO transition costs. In addition, the amendment temporarily increases the maximum permitted leverage ratio from 3.5 to 1 to 4.0 to 1 for the quarters ended June 30, 2009 and September 30, 2009 and to 3.75 to 1 for the quarters ending December 31, 2009 and March 31, 2010. In February 2009, the Company also amended two Industrial Revenue Bonds totaling $15,000 to provide for the same changes in terms as the credit facility. The Company was in compliance with its debt covenants as of September 30, 2009. Also, as previously disclosed in a Current Report on Form 8-K filed on May 20, 2008, the Company’s Middletown, Ohio expansion project is being partially financed by a low interest rate $3,500 loan from the Ohio Department of Development. During the first nine months of 2009, the Company drew the full $3,500 on this loan.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 12 – Business Acquisitions and Divestitures

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

Note 13 – Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter 2009 and no impairment charge was warranted. The changes in carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2008	$32,916	$8,081	$40,997
Goodwill additions	1,000	—	1,000
Currency translation adjustments and other	4,365	—	4,365

Balance as of September 30, 2009	$38,281	$8,081	$46,362

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2009 and December 31, 2008 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2009	2008	2009	2008
Amortized intangible assets
Customer lists and rights to sell	$8,382	$8,108	$4,304	$3,815
Trademarks and patents	1,788	1,788	1,788	1,788
Formulations and product technology	3,278	3,278	2,386	2,192
Other	3,381	3,072	3,099	2,634

Total	$16,829	$16,246	$11,577	$10,429

The Company recorded $797 and $906 of amortization expense in the first nine months of 2009 and 2008, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ending December 31, 2009	$1,061
For the year ending December 31, 2010	$873
For the year ending December 31, 2011	$811
For the year ending December 31, 2012	$713
For the year ending December 31, 2013	$534
For the year ending December 31, 2014	$299

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Note 14 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three and nine months ended September 30, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$540	$690	$5	$6	$1,555	$2,092	$15	$18
Interest cost and other	1,647	1,614	143	125	4,859	4,873	428	375
Expected return on plan assets	(1,234)	(1,543)	—	—	(3,623)	(4,656)	—	—
Settlement charge	1,250	—	—	—	2,443	—	—	—
Other amortization, net	406	247	25	—	1,237	742	75	—

Net periodic benefit cost	$2,609	$1,008	$173	$131	$6,471	$3,051	$518	$393

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to make minimum cash contributions of $12,584 to its pension plans and $1,060 to its other postretirement benefit plan in 2009. As of September 30, 2009, $12,198 and $668 of contributions have been made, respectively.

During the nine months ended September 30, 2009, the Company incurred settlement charges of $2,443 in connection with the retirement of the Company’s former CEO in the third quarter of 2008.

Note 15 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000 in two equal payments of $1,000 (the first payment paid October 31, 2007 and the second payment paid on February 15, 2008). In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the Federal maximum contaminant level for four consecutive quarterly sampling events. As of September 30, 2009, the Company believes that the range of potential-known liabilities associated with ACP contamination including the water and soil remediation program, is approximately $1,400 to $3,400, for which the Company has sufficient reserves.

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

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $99 was accrued at September 30, 2009 and December 31, 2008, respectively, to provide for such anticipated future environmental assessments and remediation costs.

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

Note 16 – Subsequent Events

The Company evaluated subsequent events through October 27, 2009, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a leading global provider of process chemicals, chemical specialties, services, and technical expertise to a wide range of industries – including steel, automotive, mining, aerospace, tube and pipe, coatings and construction materials. Our products, technical solutions and chemical management services enhance our customers’ processes, improve their product quality and lower their costs.

The revenue decline in the third quarter of 2009 compared to the third quarter of 2008 was principally due to volume declines and to a lesser extent unfavorable foreign exchange rate translation. Volumes were down 22% compared to the third quarter of 2008 and occurred in all of the Company’s regions except Asia/Pacific as the global economic downturn continues to impact the Company. However, the gross margin percentage increased substantially over the third quarter 2008 due to the cost reduction actions taken, a more favorable raw material cost environment and reduced automotive Chemical Management Services (“CMS”) revenue reported on a gross basis. The Company’s selling, general and administrative expenses (“SG&A”) declined $3.6 million compared to the third quarter of 2008. The decrease in SG&A was due to savings realized from the Company’s restructuring activities, reduced discretionary spending, lower commissions on reduced sales and foreign exchange rate translation, partially offset by the timing of incentive compensation accruals. These SG&A savings were critical in helping to partially offset the gross margin shortfall compared to the prior periods.

There are some unusual items affecting the quarterly comparisons. The CEO transition costs incurred in the third quarter of 2009 totaled approximately $1.3 million, or approximately $0.07 per diluted share, compared to $1.6 million, or approximately $0.10 per diluted share for the third quarter of 2008. In addition, the third quarter 2008 effective tax rate includes the de-recognition of various uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years for approximately $1.0 million (including penalties and interest), or approximately $0.09 per diluted share.

The net result was earnings per diluted share of $0.45, up 10% compared to $0.41 for the third quarter of 2008. Visibility of the future underlying business environment remains limited due to an uncertain global economic environment, as further discussed below in Liquidity and Capital Resources. Demand is expected to remain soft for the foreseeable future due to the global economic environment and customer end-market issues, particularly related to our steel and automotive customers. In addition, although the raw material cost environment has been more favorable than a year ago, the Company is closely monitoring the recent increases in crude oil prices as many of our products are made from derivatives of crude oil.

CMS Discussion

In 2003, the Company began to substantially increase the size and scope of its CMS contracts and currently has more than 50 CMS contracts in North America, as well as additional CMS contracts in other areas of the world. Under its traditional CMS approach, the Company effectively acts as an agent, and the revenues and costs from these sales are reported on a net sales or “pass-through” basis. Under certain of its CMS contracts, the contracts are structured differently in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. Profit is dependent on how well the Company controls product costs and achieves product conversions from other third-party suppliers to its own products. As a result, under the alternative structure, the Company recognizes in reported revenue the gross revenue received from the CMS site customer, and in cost of goods sold the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions, resulting in a decrease in reported gross margin as a percentage of sales.

Currently, the Company has a mix of contracts with both the traditional product pass-through structure and fixed price contracts covering all services and products. The Company’s offerings will continue to include both approaches to CMS, depending on customer requirements and business circumstances.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $25.4 million at September 30, 2009 from $20.9 million at December 31, 2008. The $4.5 million increase resulted primarily from $34.7 million of cash provided by operating activities, partially offset by $3.6 million of cash used in investing activities and $28.7 million of cash used in financing activities.

Net cash flows provided by operating activities were $34.7 million in the first nine months of 2009, compared to $11.0 million for the first nine months of 2008. Improvements in working capital, partially offset by lower net income, were the primary drivers for the increase in cash flows from operating activities compared to the first nine months of 2008. The reduction in working capital is reflective of the declines in overall business activity due to the global economic downturn, as well as the Company’s efforts to minimize its working capital investment. In addition, a significant amount of prepaid taxes was collected in Europe during the second quarter of 2009. The timing of incentive compensation payments and expense is the largest other factor impacting accounts payable and accrued expenses, as no annual incentives were paid in 2009 for the 2008 year. During the first nine months of 2009, the Company also incurred lower equity-based compensation expense and higher pension payments as a result of the retirement of the Company’s former CEO. The Company’s disposition of excess land in Europe also impacted the cash flow comparisons.

Net cash flows used in investing activities were $3.6 million in the first nine months of 2009, compared to $18.4 million in the first nine months of 2008. The decreased use of cash was primarily related to the restricted proceeds received from the Company’s second quarter 2008 $10.0 million bond offering related to the Company’s expansion of its Middletown, Ohio manufacturing facility. Despite the global economic crisis in 2009, the Company continued to invest in two key strategic initiatives, the expansion of its Middletown, Ohio manufacturing facility and the upgrade of its global ERP system, which comprise the majority of capital expenditures in 2009. Also contributing to the change in cash flows was $1.6 million of cash proceeds received in the first quarter of 2009 from the disposition of excess land in Europe. Payments related to acquisitions in 2009 include the fourth of four annual payments of $1.0 million related to the 2005 acquisition of the remaining 40% interest in the Company’s Brazilian joint venture.

In the first quarter of 2007, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $20.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The payments are structured to be received over a four-year period with annual installments of $5.0 million, the first of which was received in the second quarter of 2007, the second of which was received in the first quarter of 2008, and the third of which was received in the first quarter of 2009. The final installment is contingent upon whether or not Federal asbestos legislation is adopted by the due date of the installment. If Federal asbestos legislation is so enacted, and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the final installment will be cancelled. See Note 15 of the Notes to Condensed Consolidated Financial Statements.

Net cash used in financing activities was $28.7 million for the first nine months of 2009, compared to $12.2 million of cash provided by financing activities for the first nine months of 2008. The majority of the change was the result of debt repayments in 2009 compared to debt borrowings in 2008, as well as a high level of cash received from stock option exercises in the first nine months of 2008. In the first nine months of 2009, the Company drew $3.5 million on its Ohio Department of Development low interest rate loan related to the Company’s expansion of its Middletown, Ohio manufacturing facility. The cash flow generated from operations enabled the 2009 net debt repayments.

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

While presently these conditions have not impaired our ability to access credit lines and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. The Company’s primary credit line is a syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in 2012. The maximum principal amount available for revolving credit borrowings is $125.0 million. At September 30, 2009 and December 31, 2008, the Company had approximately $47.3 million and $71.5 million outstanding, respectively. The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which generally cannot exceed 3.5 to 1. As discussed in a Current Report on Form 8-K filed on February 20, 2009, the Company amended its credit facility to provide covenant relief related to the 2008 and 2009 restructuring programs and the CEO transition costs. In addition, the amendment temporarily increases the maximum permitted leverage ratio from 3.5 to 1 to 4.0 to 1 for the quarters ended June 30, 2009 and September 30, 2009 and to 3.75 to 1 for the quarters ending December 31, 2009 and March 31, 2010. At September 30, 2009 and December 31, 2008, the consolidated leverage ratio was below 2.4 to 1. In February 2009, the Company also amended two Industrial Revenue Bonds totaling $15.0 million to provide for the same changes in terms as the credit facility. The Company has entered into interest rate swaps with a combined notional value of $40.0 million as of September 30, 2009, in order to fix a portion of its variable rate debt. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

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

At September 30, 2009, the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, was $14.0 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its liability for uncertain tax positions. However, should the entire liability be paid, the amount of the payment may be reduced by up to $5.7 million as a result of offsetting benefits in other tax jurisdictions.

The Company’s net debt-to-total-capital ratio was 21% as of September 30, 2009, compared to 32% as of December 31, 2008. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt as needed.

Operations

Comparison of Third Quarter 2009 with Third Quarter 2008

Net sales for the third quarter were $118.9 million, down 25% from $159.5 million for the third quarter of 2008. The decrease in net sales was primarily due to volume declines in all of the Company’s regions and market segments, with the exception of modest growth in Asia/Pacific, as the global economic downturn continued to impact the Company. Volumes were down approximately 22% and foreign exchange rate translation decreased net sales by approximately 3%. However, third quarter 2009 volumes were approximately 18% higher than the second quarter of 2009.

Gross margins were down approximately $2.1 million, or 4%, compared to the third quarter of 2008. The gross margin percentage of 37.4% represents considerable improvement over the 29.2% reported for the third quarter of 2008. This margin percentage expansion was primarily the result of cost reduction actions taken, a more favorable raw material cost environment and reduced automotive CMS revenue reported on a gross basis.

SG&A decreased $3.6 million, or 9%, compared to the third quarter of 2008. Savings from the Company’s restructuring programs, lower commissions, lower travel and entertainment expenses, and other cost savings measures, partially offset by the timing of incentive compensation accruals, accounted for more than 70% of the decline. Changes in foreign exchange rates accounted for the remainder.

The Company incurred charges related to the Company’s former CEO’s supplemental retirement income plan of approximately $2.4 million for the first nine months of 2009, which represents the total amount for 2009, and expects to incur a final charge of $1.0 million in 2010. The CEO transition costs incurred in the third quarter of 2009 totaled approximately $1.3 million, or approximately $0.07 per diluted share, compared to $1.6 million, or approximately $0.10 per diluted share, for the third quarter of 2008.

The increase in equity income is due to stronger financial performance from all the Company’s associated companies.

The third quarter 2009 effective tax rate was 36.1%, compared to 17.6% during the third quarter of 2008. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. The third quarter 2008 effective tax rate includes the de-recognition of various uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years for approximately $1.0 million (including penalties and interest). Please refer to the Comparison of the First Nine Months 2009 with the First Nine Months 2008 for further discussion.

Segment Reviews – Comparison of the Third Quarter 2009 with Third Quarter 2008

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales for the third quarter of 2009. Net sales were down $38.3 million, or 26%, compared to the third quarter of 2008. Foreign currency translation negatively impacted net sales by approximately 3%, driven by the Euro to U.S. Dollar, and Brazilian Real to U.S. Dollar exchange rates. The average Euro to U.S. Dollar exchange rate was 1.43 in the third quarter of 2009 compared to 1.50 in the third quarter of 2008 and the average Brazilian Real to U.S. Dollar exchange rate was 0.54 in the third quarter of 2009 compared to 0.60 in the third quarter of 2008. Net sales were negatively impacted by declines of 35% in North America, 25% in Europe, 5% in Asia/Pacific and 12% in South America, all on a constant currency basis. The decline in this segment’s sales was primarily attributable to volume declines of approximately 23% impacting all regions except Asia/Pacific as the global economic downturn continues to impact the Company. Part of this segment’s volume decline was due to reduced automotive CMS revenue reported on a gross versus pass-through basis. Despite the noted volume declines, this segment’s operating income increased by $2.9 million reflective of savings from the Company’s restructuring programs and reduced discretionary spending as well as a more favorable raw material environment.

Coatings

The Company’s Coatings segment, which represented approximately 7% of the Company’s net sales for the third quarter of 2009, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were down $1.9 million, or 18%, for the third quarter of 2009 compared with the prior year period, primarily due to reduced volumes of chemical milling maskants sold to the aerospace industry as well as reduced coatings sales. This segment’s operating income was down $0.3 million, consistent with the volume decline noted above.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales for the third quarter of 2009, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were down $0.4 million as a result of reduced volumes due to the downturn in the oil and gas market. Operating income was a slight loss for the quarter.

Comparison of the First Nine Months 2009 with the First Nine Months 2008

Net sales for the first nine months of 2009 were $319.8 million, down 31% from $465.4 million for the first nine months of 2008. The decrease in net sales was primarily due to volume declines in all of the Company’s regions and market segments. Volumes were down approximately 30%, which were partially offset by a favorable 3% increase in selling price and mix. Foreign exchange rate translation also decreased revenues by approximately 4%.

Gross margins were down approximately $25.7 million, or 19%, compared to the first nine months of 2008, reflective of the above-noted volume declines. The gross margin percentage improved to 34.2% for the first nine months of 2009 from 29.0% for the first nine months of 2008. This gross margin percentage expansion from the first nine months of 2008 was primarily the result of cost reduction actions taken, a more favorable raw material cost environment and reduced automotive CMS revenue reported on a gross basis.

SG&A decreased $19.5 million, or 18%, compared to the first nine months of 2008. Savings from the Company’s restructuring programs, lower commissions, lower travel and entertainment expenses, and other cost savings measures accounted for more than 70% of the decline. Changes in foreign exchange rates accounted for the remainder.

Other income for the first nine months of 2009 includes a $1.2 million gain related to the disposition of excess land in Europe, while other income for the first nine months of 2008 includes a net arbitration award of approximately $1.0 million related to litigation with one of the former owners of the Company’s Italian subsidiary. The increase in net interest expense is primarily due to lower interest income, as lower average debt balances were offset by higher interest rates.

The effective tax rate for the first nine months of 2009 was 32.4%, compared to 29.2% during the first nine months of 2008. The effective tax rate for the first nine months of 2009 reflects no tax provided for the land sale gain in the first quarter of 2009, due to the utilization of net operating losses, which were previously not benefited. Included in the year-to-date 2008 effective tax rate is a tax refund of $0.5 million relating to the Company’s increased investment in China, as well as the de-recognition of various uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years for approximately $1.0 million (including penalties and interest). At the end of 2008, the Company had net U.S. deferred tax assets totaling $15.8 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The global economic downturn has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Segment Reviews – Comparison of the First Nine Months 2009 with the First Nine Months 2008

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 92% of the Company’s net sales for the first nine months of 2009. Net sales were down $137.6 million, or 32%, compared to the first nine months of 2008. Foreign currency translation negatively impacted net sales by approximately 5%, driven by the Euro to U.S. Dollar, and Brazilian Real to U.S. Dollar exchange rates. The average Euro to U.S. Dollar exchange rate was 1.37 in the first nine months of 2009 compared to 1.52 in the first nine months of 2008 and the average Brazilian Real to U.S. Dollar exchange rate was 0.48 in the first nine months of 2009 compared to 0.59 in the first nine months of 2008. Net sales were negatively impacted by declines of 35% in North America, 28% in Europe, 14% in Asia/Pacific and 21% in South America, all on a constant currency basis. The decline in this segment’s sales was primarily attributable to volume declines of approximately 30% impacting all regions as the global economic downturn continues to impact the Company. This volume decline was partially offset by a favorable 3% increase in selling price and mix. Part of this segment’s volume decline was due to reduced automotive CMS revenue reported on a gross versus pass-through basis. The $7.2 million decline in this segment’s operating income is reflective of the volume declines, partially offset by savings from the Company’s restructuring programs and reduced discretionary spending.

Coatings

The Company’s Coatings segment, which represented approximately 8% of the Company’s net sales for the first nine months of 2009, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were down $6.3 million, or 21%, for the first nine months of 2009 compared with the prior year period, primarily due to reduced volumes of chemical milling maskants sold to the aerospace industry as well as reduced coatings sales. This segment’s operating income was down $1.5 million, consistent with the volume decline noted above.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales for the first nine months of 2009, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were down $1.7 million as a result of reduced volumes due to the downturn in the oil and gas market. Operating income was at a slight loss for the first nine months of 2009.

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

Interest Rate Risk.  Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of September 30, 2009, Quaker had $47.3 million in borrowings under its credit facilities, compared to $71.5 million at December 31, 2008, at a weighted average variable borrowing rate of approximately 3.55%. The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $40.0 million and a fair value of $(2.5) million and $(3.1) million at September 30, 2009 and December 31, 2008, respectively. The counterparties to the swaps are major financial institutions. Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations. Reference is made to the information included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Changes in internal controls.  As of September 30, 2009, subsidiaries representing approximately 80% of consolidated revenue were operational on the Company’s global ERP system. The Company is currently in the process of upgrading its global ERP system in 2009. The Company is taking the necessary steps to monitor and maintain its internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during this period of change.

PART II.

OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 6.	Exhibits.

(a)	Exhibits

31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	–	Certification of Michael F. Barry Pursuant to 18 U.S.C. Section 1350

32.2	–	Certification of Mark A. Featherstone Pursuant to 18 U.S.C. Section 1350

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Mark A. Featherstone
Mark A. Featherstone, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: October 27, 2009