Form 10-K
period 2009-12-31
QUAKER CHEMICAL CORP
filed 2010-03-03
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-12019

QUAKER CHEMICAL CORPORATION

(Exact name of Registrant as specified in its charter)

A Pennsylvania Corporation	No. 23-0993790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Quaker Park, 901 E. Hector Street, Conshohocken, Pennsylvania	19428-2380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 832-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State aggregate market value of common stock held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on June 30, 2009): $146,852,905

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: 11,139,767 shares of Common Stock, $1.00 Par Value, as of February 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 2010 are incorporated by reference into Part III.

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

	2009	2008	2007
Rolling lubricants	20.8%	19.7%	19.8%
Machining and grinding compounds	18.1%	17.7%	17.6%
Hydraulic fluids	12.9%	11.1%	10.7%
Corrosion preventives	9.9%	10.2%	10.3%
Chemical management services	8.4%	11.1%	12.2%

A substantial portion of Quaker’s sales worldwide are made directly through its own employees and its CMS programs with the balance being handled through value-added resellers and agents. Quaker employees visit the plants of customers regularly and, through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker’s existing products or by applying new formulations developed in Quaker’s laboratories. Quaker makes little use of advertising but relies heavily upon its reputation in the markets which it serves. Generally, separate manufacturing facilities of a single customer are served by different personnel. As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenues are recognized on a gross reporting basis at the selling price negotiated with the customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $27.5 million, $32.2 million and $52.7 million for 2009, 2008 and 2007, respectively. The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment arrangements, upon usage by the customer and when services are performed. License fees and royalties are recognized in accordance with agreed-upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured, and are included in other income.

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

Major Customers and Markets

In 2009, Quaker’s five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 24% of its consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 9% of consolidated net sales. A significant portion of Quaker’s revenues are realized from the sale of process fluids and services to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers. Furthermore, steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. Accordingly, the loss or closure of a steel mill or other major customer site can have a material adverse effect on Quaker’s business.

Raw Materials

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2009, three raw material groups (mineral oils and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil can be affected by the price of crude oil and refining capacity. In addition, animal fat and vegetable oil prices are impacted by increased biodiesel consumption. Accordingly, significant fluctuations in the price of crude oil can have a material effect upon the Company’s business. Many of the raw materials used by Quaker are “commodity” chemicals, and, therefore, Quaker’s earnings can be affected by market changes in raw material prices. Quaker has multiple sources of supply for most materials, and management believes that the failure of any single supplier would not have a material adverse effect upon its business. Reference is made to the disclosure contained in Item 7A of this Report.

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

Research and development costs are expensed as incurred. Research and development expenses during 2009, 2008 and 2007 were $15.0 million, $16.9 million and $14.6 million, respectively.

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

Regulatory Matters

In order to facilitate compliance with applicable Federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent experts, as well as ongoing inspections and training by on-site personnel. Such inspections address operational matters, record keeping, reporting requirements, and capital improvements. In 2009, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $0.7 million compared to $1.7 million and $0.9 million in 2008 and 2007, respectively. In 2010, the Company expects to incur approximately $1.3 million for capital expenditures directed primarily to regulatory compliance. Incorporated by reference is the information regarding AC Products, Inc. contained in Note 22 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Number of Employees

On December 31, 2009, Quaker’s consolidated companies had 1,252 full-time employees of whom 470 were employed by the parent company and its U.S. subsidiaries and 782 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 152 people on December 31, 2009.

Product Classification

The Company organizes its segments by type of product sold. The Company’s reportable segments are as follows:

(1) Metalworking process chemicals—industrial process fluids for various heavy industrial and manufacturing applications.

(2) Coatings—temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3) Other chemical products—other various chemical products.

Incorporated by reference is the segment information contained in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Non-U.S. Activities

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. Dollar, the E.U. Euro, the Brazilian Real, and the Chinese Renminbi, and the impact of those currency fluctuations on the underlying economies. Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, oral or written forward-looking statements are also included in Quaker’s periodic reports on Forms 10-Q and 8-K, press releases, and other materials released to, or statements made to, the public.

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2009, and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in Quaker’s subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. A major risk is that the demand for the Company’s products and services is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production shutdowns. Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, and terrorist attacks such as those that occurred on September 11, 2001, each of which is discussed in greater detail in Item 1A of this Report. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed in this Report could also adversely affect us. Therefore, we caution you not to place undue reliance on our forward-looking statements. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2009, three raw material groups

(mineral oils and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil can be affected by the price of crude oil and refining capacity. In addition, many of the raw materials used by Quaker are “commodity” chemicals. Accordingly, Quaker’s earnings can be affected by market changes in raw material prices.

Over the past three years, Quaker has experienced significant volatility in its raw material costs, particularly crude oil derivatives. For example, the price of crude oil averaged $61 per barrel in 2009 versus $100 in 2008 and $72 in 2007 and is currently trading near $80 per barrel. In addition, refining capacity has also been constrained by various factors, which further contributed to volatile raw material costs and negatively impacted margins. Animal fat and vegetable oil prices have been impacted by increased biodiesel consumption. In response, the Company has aggressively pursued price increases to offset the increased raw material costs. Although the Company has been successful in recovering a substantial amount of the raw material cost increases, it has experienced competitive as well as contractual constraints limiting pricing actions. In addition, as a result of the Company’s pricing actions, customers may become more likely to consider competitors’ products, some of which may be available at a lower cost. Significant loss of customers could result in a material adverse effect on the Company’s results of operations.

Loss of a significant manufacturing facility may materially and adversely affect the Company’s liquidity, financial position, and results of operations.

Quaker has multiple manufacturing facilities throughout the world. In certain countries such as Brazil, India and China, there is only one such facility. If one of the Company’s facilities was damaged to such extent that production was halted for an extended period, the Company may not be able to timely supply affected customers. This could result in a loss of sales over an extended period or possibly, permanently. The Company does take steps to mitigate against this risk including contingency planning and procuring property and casualty insurance (including business interruption insurance). Nevertheless, the permanent loss of sales in any one region could have a significant material adverse effect on Quaker’s liquidity, financial position, and results of operations.

Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial position, and results of operations.

A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, including some of our larger customers, where a number of bankruptcies occurred during recent years and companies have experienced financial difficulties. As part of the bankruptcy process, the Company’s pre-petition receivables may not be realized, customer manufacturing sites may be closed or contracts voided. The bankruptcy of a major customer could have a material adverse effect on the Company’s liquidity, financial position, and results of operations. Steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. The loss or closure of a steel mill or other major customer site of a significant customer could have a material adverse effect on Quaker’s business.

During 2009, our five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) together accounted for approximately 24% of our consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 9% of consolidated net sales.

Failure to comply with any material provision of our credit facility or other debt agreements could have a material adverse effect on our liquidity, financial position, and results of operations.

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

Quaker is exposed to market rate risk for changes in interest rates, due to the variable interest rate applied to the Company’s borrowings under its Credit Facility. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase, perhaps significantly, depending on the extent of Quaker’s borrowings under the Credit Facility. At December 31, 2009, the Company had $46.4 million outstanding under its credit facilities. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $40.0 million at December 31, 2009.

Failure to generate taxable income could have a material adverse effect on our financial position and results of operations.

At December 31, 2009, the Company had net U.S. deferred tax assets totaling $16.3 million, excluding deferred tax assets relating to additional minimum pension liabilities. In addition, at that date, the Company had $6.0 million in operating loss carryforwards primarily related to certain of its foreign operations. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination was made, which could have a material adverse effect on the Company’s financial statements. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances.

Environmental laws and regulations and pending legal proceedings may materially and adversely affect the Company’s liquidity, financial position, and results of operations.

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters, including environmental matters. An adverse result in one or more matters could materially and adversely affect the Company’s liquidity, financial position and results of operations. Incorporated herein by reference is the information concerning pending asbestos-related litigation against an inactive subsidiary and amounts accrued associated with certain environmental non-capital remediation costs in Note 22 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

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

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. Dollar, the E.U. Euro, the Brazilian Real, and the Chinese Renminbi, and the impact of those currency fluctuations on the underlying economies. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 58% to 62% of the annual consolidated net sales. All of these operations use the local currency as their functional currency. The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and attendant net assets. Therefore, as exchange rates vary, Quaker’s results can be materially affected. Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Additional risks associated with the Company’s international operations include, but are not limited to, the following:

•	changes in economic conditions from country to country,

•	changes in a country’s political condition,

•	trade protection measures,

•	licensing and other legal requirements,

•	local tax issues,

•	longer payment cycles in certain foreign markets,

•	restrictions on the repatriation of our assets, including cash,

•	significant foreign and United States taxes on repatriated cash,

•	the difficulties of staffing and managing dispersed international operations,

•	less protective foreign intellectual property laws, and

•	legal systems that may be less developed and predictable than those in the United States.

Terrorist attacks, or other acts of violence or war may affect the markets in which we operate and our profitability.

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the U.S. or U.S. businesses. Terrorist attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, additional attacks may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products. The consequences of terrorist attacks or armed conflicts can be unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Quaker’s corporate headquarters and a laboratory facility are located in Conshohocken, Pennsylvania. Quaker’s other principal facilities are located in Detroit, Michigan; Middletown, Ohio; Placentia, California; Santa Fe Springs, California; Uithoorn, The Netherlands; Santa Perpetua de Mogoda, Spain; Rio de Janeiro,

Brazil; Tradate, Italy; and Qingpu, China. All of the properties except those in Placentia, California and Santa Fe Springs, California are used by the metalworking process chemicals segment. The Placentia, California and Santa Fe Springs, California properties are used by the coatings segment. With the exception of the Conshohocken, Placentia, Santa Fe Springs and Tradate sites, which are leased, all of these principal facilities are owned by Quaker and as of December 31, 2009 were mortgage free. Quaker also leases sales, laboratory, manufacturing, and warehouse facilities in other locations.

Quaker’s principal facilities (excluding Conshohocken) consist of various manufacturing, administrative, warehouse, and laboratory buildings. Substantially all of the buildings (including Conshohocken) are of fire-resistant construction and are equipped with sprinkler systems. All facilities are primarily of masonry and/or steel construction and are adequate and suitable for Quaker’s present operations. The Company has a program to identify needed capital improvements that are implemented as management considers necessary or desirable. Most locations have various numbers of raw material storage tanks ranging from 7 to 66 at each location with a capacity ranging from 1,000 to 82,000 gallons and processing or manufacturing vessels ranging in capacity from 15 to 16,000 gallons.

Each of Quaker’s 50% or less owned non-U.S. associated companies owns or leases a plant and/or sales facilities in various locations.

Item 3.	Legal Proceedings.

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters, including environmental matters. For information concerning pending asbestos-related litigation against an inactive subsidiary and amounts accrued associated with certain environmental non-capital remediation costs, reference is made to Note 22 of Notes to Consolidated Financial Statements, included in Item 8 of this Report, which is incorporated herein by this reference. The Company is a party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flow, or financial condition.

Item 4.	[Reserved]

Item 4(a).	Executive Officers of the Registrant.

Set forth below is information regarding the executive officers of the Company, each of whom has been employed by the Company for more than five years, including the respective positions and offices with the Company held by each over the respected periods indicated. Each of the executive officers, with the exception of Mr. Hill, is elected annually to a one-year term. Mr. Hill is considered an executive officer in his capacity as principal accounting officer for purposes of this item.

Name, Age, and Present Position with the Company	Business Experience During Past Five Years and Period Served as an Officer
Michael F. Barry, 51 Chairman of the Board, Chief Executive Officer and President and Director	Mr. Barry, who has been employed by the Company since 1998, has served as Chairman of the Board since May 13, 2009, in addition to his position as Chief Executive Officer and President, held since October 2008. He served as Senior Vice President and Managing Director—North America from January 2006 to October 2008. He served as Senior Vice President and Global Industry Leader—Metalworking and Coatings from July 2005 through December 2005. He served as Vice President and Global Industry Leader—Industrial Metalworking and Coatings from January 2004 through June 2005 and Vice President and Chief Financial Officer from 1998 to August 2004.
Mark A. Featherstone, 48 Vice President, Chief Financial Officer and Treasurer	Mr. Featherstone, who has been employed by the Company since 2001, has served as Chief Financial Officer and Treasurer since April 2007 and has served as Vice President since March 2005. He served as Global Controller from May 2001 to April 2007.
D. Jeffry Benoliel, 51 Vice President—Global Strategy, General Counsel and Corporate Secretary	Mr. Benoliel, who has been employed by the Company since 1995, has served as Vice President—Global Strategy, General Counsel and Corporate Secretary since October 2008. He served as Vice President, Secretary and General Counsel from 2001 through September 2008.
Jose Luiz Bregolato, 64 Vice President and Managing Director—South America	Mr. Bregolato, who has been employed by the Company since 1994, has served in his current position since 1994.
George H. Hill, 35 Global Controller	Mr. Hill, who has been employed by the Company since 2002, has served in his current position since April 2007. He served as Assistant Global Controller from May 2004 until April 2007 and served as Manager, Financial Reporting from October 2002 to May 2004.
Joseph F. Matrange, 68 Vice President—Global Coatings	Mr. Matrange, who has been employed by the Company since 2001, has served as Vice President—Global Coatings since October 2008. He has also served as President of AC Products, Inc., a California subsidiary, since October 2000, and Epmar Corporation, a California subsidiary, since April 2002.
Jan F. Nieman, 49 Vice President and Managing Director—Asia/Pacific	Mr. Nieman, who has been employed by the Company since 1992, has served as Vice President since February 2005, and has served in the position of Managing Director, Asia/Pacific since August 2003.
Wilbert Platzer, 48 Vice President and Managing Director—Europe	Mr. Platzer, who has been employed by the Company since 1995, has served in his current position since January 2006. He served as Vice President—Global Industrial Metalworking from July 2005 through December 2005 and served as Vice President—Worldwide Operations from January 2001 through June 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol KWR. The following table sets forth, for the calendar quarters during the past two most recent fiscal years, the range of high and low sales prices for the common stock as reported on the NYSE composite tape (amounts rounded to the nearest penny), and the quarterly dividends declared and paid:

	Price Range				Dividends Declared		Dividends Paid
	2009		2008
	High	Low	High	Low	2009	2008	2009	2008
First quarter	$16.53	$4.65	$31.93	$15.27	$—	$0.23	$0.23	$0.215
Second quarter	15.25	7.60	33.45	25.79	0.46	0.23	0.23	0.23
Third quarter	23.20	11.97	33.82	24.21	0.23	0.23	0.23	0.23
Fourth quarter	23.82	17.18	29.41	10.19	0.23	0.23	0.23	0.23

There are no restrictions that currently materially limit the Company’s ability to pay dividends. If a default under the Company’s primary credit facility were to occur and continue, the payment of dividends would be prohibited. Reference is made to the “Liquidity and Capital Resources” disclosure contained in Item 7 of this Report.

As of January 15, 2010, there were 1,010 shareholders of record of the Company’s common stock, its only outstanding class of equity securities.

Every holder of Quaker common stock is entitled to one vote or ten votes for each share held of record on any record date depending on how long each share has been held. As of January 15, 2010, 11,088,066 shares of Quaker common stock were issued and outstanding. Based on the information available to the Company on January 15, 2010, as of that date the holders of 1,099,589 shares of Quaker common stock would have been entitled to cast ten votes for each share, or approximately 52% of the total votes that would have been entitled to be cast as of that record date and the holders of 9,988,477 shares of Quaker common stock would have been entitled to cast one vote for each share, or approximately 48% of the total votes that would have been entitled to be cast as of that date. The number of shares that are indicated as entitled to one vote includes those shares presumed to be entitled to only one vote. Because the holders of these shares may rebut this presumption, the total number of votes entitled to be cast as of January 15, 2010 could be more than 20,984,367.

Reference is made to the information in Item 12 of this Report under the caption “Equity Compensation Plans,” which is incorporated herein by this reference.

No shares of the Company’s common stock were acquired by the Company or any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the fourth quarter of the fiscal year covered by this Report.

The following graph compares the cumulative total return (assuming reinvestment of dividends) from December 31, 2004 to December 31, 2009 for (i) Quaker’s common stock, (ii) the S&P SmallCap 600 Stock Index (the “SmallCap Index”) and (iii) the S&P Chemicals (Specialty) Index-SmallCap (the “Chemicals Index”). The graph assumes the investment of $100 on December 31, 2004 in each of Quaker’s common stock, the stocks comprising the SmallCap Index, and the stocks comprising the Chemicals Index.

COMPARISON OF CUMULATIVE FIVE–YEAR TOTAL RETURN

Item 6.	Selected Financial Data.

The following table sets forth selected financial information for the Company and its consolidated subsidiaries(1):

	2009(2)	2008(3)	2007(4)	2006	2005(5)
	(In thousands, except per share amounts)
Summary of Operations:
Net sales	$451,490	$581,641	$545,597	$460,451	$424,033
Income before taxes, equity income and noncontrolling interest	23,692	16,629	22,735	18,440	6,615
Net income attributable to Quaker Chemical Corporation	16,220	11,132	15,471	11,667	1,688
Per share:
Net income attributable to Quaker Chemical Corporation Common Shareholders-basic	$1.48	$1.06	$1.53	$1.18	$0.17
Net income attributable to Quaker Chemical Corporation Common Shareholders-diluted	$1.47	$1.05	1.52	1.18	0.17
Dividends declared	0.92	0.92	0.86	0.86	0.86
Dividends paid	0.92	0.905	0.86	0.86	0.86
Financial Position:
Working capital	$98,931	$116,962	$107,150	$96,062	$79,105
Total assets	398,471	385,439	399,049	357,382	331,995
Long-term debt	63,685	84,236	78,487	85,237	67,410
Equity	156,295	129,875	134,906	114,866	112,516

Following amounts in thousands

(1)	Equity and per share amounts have been retrospectively adjusted for the years 2005 – 2008 for the adoption of FASB’s guidance regarding noncontrolling interests and the inclusion of non-vested stock in the calculation of earnings per share.

(2)	The results of operations for 2009 include a net pre-tax charge for restructuring and related activities of $2,289; a pre-tax charge of $2,443 related to the retirement of the Company’s former Chief Executive Officer in 2008; offset by a gain of $1,193 on the disposition of land in Europe and a $583 tax benefit from the derecognition of various uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years.

(3)	The results for operations for 2008 include a net pre-tax charge for restructuring and related activities of $2,916; a pre-tax charge of $3,505 for the incremental charges related to the retirement of the Company’s Chief Executive Officer; offset by a net arbitration award of $956 related to litigation with one of the former owners of the Company’s Italian subsidiary; a tax refund of $460 relating to the Company’s increased investment in China; and a $1,508 tax benefit from the derecognition of various uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years.

(4)	The results of operations for 2007 include a pre-tax environmental charge of $3,300 for the settlement of the ACP litigation and ongoing remediation activities at the site; a pre-tax charge of $701 related to a discontinued strategic initiative; a pre-tax charge of $487 related to certain customer bankruptcies; a tax refund of $665 related to the Company’s increased investment in China; a non-cash out-of-period tax benefit adjustment of $993 primarily related to deferred tax accounting for the Company’s foreign pension plans; and a $391 tax charge related to the revaluation of deferred tax assets as a result of a tax law change.

(5)	The results of operations for 2005 include a net pre-tax charge for restructuring and related activities of $10,320; proceeds from the sale of real estate by the Company’s real estate joint venture of $4,187; and a $1,000 tax charge associated with the repatriation of accumulated earnings of its foreign subsidiaries.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The revenue decline in 2009 compared to 2008 was principally due to volume declines and, to a lesser extent, unfavorable foreign exchange rate translation. Volumes were down 20% compared to 2008 and decreases occurred in all of the Company’s regions and market segments except Asia/Pacific as the global economic downturn continued to impact the Company. This volume decline includes reduced Chemical Management Services (“CMS”) to the automotive industry both in terms of raw volume as well as reduced CMS revenue reported on a gross basis. The Company did experience volume increases on a sequential quarterly basis throughout 2009; however, volumes have not recovered to pre-crisis levels. The decline in product volume was offset in part by a significant increase in gross margin percentage as a result of cost reduction actions taken, a more favorable raw material cost environment and reduced automotive CMS revenue reported on a gross basis. The Company’s selling, general and administrative expenses (“SG&A”) declined $10.7 million compared to the prior year. The decrease in SG&A was due to savings realized from the Company’s restructuring activities, reduced discretionary spending, lower commissions on reduced sales and foreign exchange rate translation, partially offset by the restoration of incentive compensation. These SG&A savings were critical in helping to offset the gross margin shortfall compared to the prior year.

The full year 2009 results included some unusual items. A $2.3 million restructuring charge was taken in 2009, in a further effort to reduce operating costs as volume declines continued in the U.S. and Europe and extended to other regions. The Company also incurred charges related to the former CEO’s supplemental retirement plan of approximately $2.4 million. Other income for 2009 includes a $1.2 million gain related to the disposition of excess land in Europe. The effective tax rate for 2009 reflects no tax expense being provided for the land sale gain due to the utilization of net operating losses which were previously not benefited and includes approximately $0.6 million of benefit from the derecognition of various uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years.

The full year 2008 results included some unusual items as well. A $2.9 million restructuring charge was taken in response to the dramatic volume declines in the U.S. and Europe with the goal of reducing operating costs in those regions. The results also included $3.5 million of charges related to the retirement of the Company’s former Chief Executive Officer. Other income for 2008 includes a net arbitration award of approximately $1.0 million related to litigation with one of the former owners of the Company’s Italian subsidiary. The effective tax rate includes a $0.5 million refund of taxes in China as a result of the Company’s increased investment and $1.5 million of benefit from the derecognition of various uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years.

The net result was earnings per diluted share of $1.47, up 40% compared to $1.05 for 2008, as well as a record $41.6 million of cash flow generated from operations. Addtionally, a key driver in the Company’s sequential quarterly improvement in profitability throughout 2009 was the strong steel industry demand in China, Brazil and India. Steel and automotive volumes, while gradually recovering, remain depressed in North America and Europe and profitability, while improved, has not yet reached necessary longer term levels.

Visibility of the future underlying business environment remains limited due to an uncertain global economic environment, as further discussed below in Liquidity and Capital Resources. Demand is expected to remain below historic levels. In addition, although the raw material cost environment has been more favorable than a year ago, the Company is closely monitoring the upward trend in crude oil prices as many of our products are made from derivatives of crude oil. In 2010, the Company will continue its investments in Brazil, Russia and

China as well as other key growth initiatives but still expects year-over-year earnings growth as volumes gradually increase.

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

Quaker believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:

1. Accounts receivable and inventory reserves and exposures—Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. Further, a significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, where a number of bankruptcies have occurred during recent years and companies have experienced financial difficulties. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. These matters may increase the Company’s exposure should a bankruptcy occur, and may require write down or disposal of certain inventory due to its estimated obsolescence or limited marketability. Reserves for customers filing for bankruptcy protection are generally dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company’s consolidated allowance for doubtful accounts was $4.0 million and $3.5 million at December 31, 2009 and 2008, respectively. Further, the Company recorded provisions for doubtful accounts of $1.4 million, $1.1 million and $0.0 million in 2009, 2008 and 2007, respectively. An increase of 10% to the recorded provisions would have decreased the Company’s pre-tax earnings by $0.1 million, $0.1 million and $0.0 million in 2009, 2008 and 2007, respectively.

2. Environmental and litigation reserves—Accruals for environmental and litigation matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. Environmental costs and remediation costs are capitalized if the costs extend the life, increase the capacity or improve the safety or efficiency of the property from the date acquired or constructed, and/or mitigate or prevent contamination in the future. Estimates for accruals for environmental matters are based on a variety of potential technical solutions, governmental regulations and other factors, and are subject to a large range of potential costs for remediation and other actions. A considerable amount of judgment is required in determining the most likely estimate within the range, and the factors determining this judgment may vary over time. Similarly, reserves for litigation and similar matters are based on a range of potential outcomes and require considerable judgment in determining the most probable outcome. If no amount within the range is considered more probable than any other amount, the Company accrues the lowest amount in the range in accordance with generally accepted accounting principles. An inactive subsidiary of the Company is involved in asbestos litigation. If the Company ever concludes that it is probable it will be liable for any of the obligations of such subsidiary, then it will record the associated liabilities if they can be reasonably estimated. The Company will reassess this situation periodically in accordance with FASB’s guidance regarding contingencies. See Note 22 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

3. Realizability of equity investments—Quaker holds equity investments in various foreign companies, whereby it has the ability to influence, but not control, the operations of the entity and its future results. Quaker records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments, or devaluation of foreign currencies could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value. These factors may result in an impairment charge in the future. The carrying amount of the Company’s equity investments at December 31, 2009 was $8.8 million and was comprised of three investments totaling $4.8 million in Nippon Quaker Chemical, Ltd. (Japan) at 50%, $2.3 million in TecniQuimia Mexicana S.A. de C.V. (Mexico) at 40%, and $1.7 million in Kelko Quaker Chemical, S.A. (Venezuela) at 50%, respectively. See Note 24 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

4. Tax exposures, valuation allowances and uncertain tax positions—Quaker records expenses and liabilities for taxes based on estimates of amounts that will be ultimately determined to be deductible in tax returns filed in various jurisdictions. The filed tax returns are subject to audit, often several years subsequent to the date of the financial statements. Disputes or disagreements may arise during audits over the timing or validity of certain items or deductions, which may not be resolved for extended periods of time. Quaker applies the provisions of FASB’s guidance regarding uncertain tax positions. The guidance applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. The guidance prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement. The guidance further requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with the guidance, including timing differences, and the amount previously taken or expected to be taken in a tax return. Quaker also records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Quaker has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Quaker were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Quaker determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made which could have a material adverse impact on the Company’s financial statements. U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries since it is the Company’s intention to continue to reinvest these earnings in those subsidiaries for working capital needs and growth initiatives. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of foreign tax credits.

5. Restructuring liabilities—Restructuring charges may consist of charges for employee severance, rationalization of manufacturing facilities and other items. The Company applies FASB’s guidance regarding exit or disposal cost obligations. The guidance requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.

6. Goodwill and other intangible assets—The Company records goodwill and intangible assets at fair value and amortizes intangible assets which do not have indefinite lives on a straight-line basis over the lives of the intangible assets based on third-party valuations of the assets. Goodwill and intangible assets, which have indefinite lives, are not amortized and are required to be assessed at least annually for impairment. The Company compares the assets’ fair value to their carrying value primarily based on future discounted cash flows in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. The Company completed its annual impairment assessment as of the end of the third quarter 2009, and no impairment charge was warranted. The Company’s consolidated goodwill and indefinite-lived intangible assets at December 31, 2009 and 2008 were $47.1 million and $41.6 million, respectively. The Company’s assumption of weighted average cost of capital and estimated future net operating profit after tax (NOPAT) are particularly important in determining whether an impairment charge has been incurred. The Company currently uses a weighted average cost of capital of 12% and, at September 30, 2009, this assumption would have had to increase by more than 3.5 percentage points before any of the Company’s reporting units would fail step one of the impairment analysis. Further, at September 30, 2009, the Company’s estimate of future NOPAT would have had to decrease by more than 22.9% before any of the Company’s reporting units would be considered potentially impaired.

7. Postretirement benefits—The Company provides certain pension and other postretirement benefits to employees and retirees. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required valuations to determine benefit expense and, if necessary, non-cash charges to equity for additional minimum pension liabilities. Critical assumptions used in the actuarial valuation include the weighted average discount rate, rates of increase in compensation levels, and expected long-term rates of return on assets. If different assumptions were used, additional pension expense or charges to equity might be required. The Company’s U.S. pension plan year-end is November 30, and the measurement date is December 31. The following table highlights the potential impact on the Company’s pre-tax earnings due to changes in assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 31, 2009:

	1/2 Percentage Point Increase			1/2 Percentage Point Decrease
	Foreign	Domestic	Total	Foreign	Domestic	Total
	(Dollars in millions)
Discount rate	$(0.3)	$(0.1)	$(0.4)	$0.5	$0.1	$0.6
Expected rate of return on plan assets	$(0.2)	$(0.2)	$(0.4)	$0.2	$0.2	$0.4

Recently Issued Accounting Standards

The FASB updated its guidance regarding a vendor’s multiple-deliverable arrangements in October 2009. The updated guidance establishes a selling price hierarchy to be followed in determining the selling price for each deliverable in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement using the relative selling price method and requires enhanced disclosure regarding multiple-deliverable arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company is currently assessing the impact of this guidance on its financial statements.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $25.1 million at December 31, 2009 from $20.9 million at December 31, 2008. The $4.2 million increase resulted primarily from $41.6 million of cash provided by operating activities, partially offset by $6.6 million used in investing activities, and $32.8 million used in financing activities.

Net cash flows provided by operating activities were a record $41.6 million in 2009, compared to $13.4 million in 2008. Higher net income and improvements in working capital were the primary drivers for the increase in cash flow from operations compared to 2008. The improvements in inventory and accounts payable are reflective of the Company’s efforts to limit the pace of its investment in working capital in an uncertain global economic environment. The timing of incentive compensation payments and expense is the largest other factor impacting accounts payable and accrued expenses, as no annual incentives were paid in 2009 for the 2008 year. These improvements were partially offset by an increase in accounts receivable that is reflective of the increase in volumes during the fourth quarter of 2009 compared to the fourth quarter of 2008 as the Company began to recover from the global economic downturn. In addition, a significant amount of prepaid taxes was collected in Europe during the second quarter of 2009. During 2009, the Company also incurred lower equity-based compensation expense and higher pension payments as a result of the retirement of the Company’s former CEO. The Company’s disposition of excess land in Europe also impacted the cash flow comparisons.

Net cash flows used in investing activities were $6.6 million, compared to $20.2 million in 2008. The decreased use of cash was primarily due to restricted proceeds received in 2008 from the Company’s bond offering related to the Company’s Middletown, Ohio manufacturing facility expansion project. Despite the global economic downturn in 2009, the Company continued to invest in two key strategic initiatives, the expansion of its Middletown, Ohio manufacturing facility and the upgrade of its global ERP system, which comprises the majority of capital expenditures in 2009. Payments related to acquisitions in 2009 include the final payment of $1.0 million related to the 2005 acquisition of the remaining 40% interest in the Company’s Brazilian joint venture and the final payment related to the 2006 acquisition of the remaining minority interest in its China joint venture for approximately $1.0 million. In addition, the Company also received approximately $1.6 million in cash related to the above-mentioned sale of land in Europe.

In the first quarter of 2007, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $20.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The payments are structured to be received over a four-year period with annual installments of $5.0 million, the first of which was received in the second quarter of 2007, the second of which was received in the first quarter of 2008 and the third of which was received in the first quarter of 2009. The final installment is contingent upon whether or not Federal asbestos legislation is adopted by the due date of such installment. If Federal asbestos legislation is so enacted, and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, the insurance carrier’s obligation to make the final installments will be cancelled. During the third quarter of 2007, the same inactive subsidiary and one of its insurance carriers entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of the defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. See Notes 20, 21 and 22 of Notes to Consolidated Financial Statements which appear in Item 8 of this Report.

Net cash flows used in financing activities were $32.8 million, compared to cash provided by financing activities in 2008 of $9.4 million. The majority of the change was the result of net debt repayments in 2009 compared to net debt borrowings in 2008, as well as a high level of cash received from stock option exercises in 2008. The record net cash flow from operations enabled the 2009 net debt repayments. In 2009, the Company drew $3.5 million on its Ohio Department of Development low interest rate loan related to the Company’s expansion of its Middletown, Ohio manufacturing facility. In 2008, the Company completed a $10.0 million industrial revenue bond offering related to this expansion, the proceeds of which are restricted and can only be used for capital expenditures related to the expansion.

In the fourth quarter of 2009, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”). The registration statement was declared effective on January 29, 2010 and permits the Company to offer and sell from time to time in one or more public offerings up to $100.0 million aggregate dollar amount of its securities, which may be shares of preferred stock (either separately or represented by depositary shares), common stock, debt securities and warrants to purchase our debt or equity securities, as well as units that include any of these securities, on terms, in each case, established at the time of the offering. While the Company does not have the present intention to conduct an offering of securities registered pursuant to the registration statement at this time, the registration statement provides the Company with the ability to issue registered debt or equity securities on an accelerated basis.

Financial markets around the globe have experienced disruption, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Further, concerns over slower economic activity, inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending could lead to adverse business conditions for the Company. Although current economic conditions appear more stable, we are unable to predict the likely duration and severity of the current disruption in financial markets and global economic conditions. Reference is made to Item 1A included in Part I of this Report.

While currently these conditions have not impaired our ability to access credit lines and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. The Company’s primary credit line is a syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in 2012. The maximum principal amount available for revolving credit borrowings is $125.0 million. At December 31, 2009 and 2008, the Company had approximately $46.4 million and $71.5 million outstanding on its credit facilities at a weighted average borrowing rate of 2.54% and 3.55%, respectively. The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.5 to 1, except as noted below; at December 31, 2009, the consolidated leverage ratio was below 2.0 to 1. Under this covenant, the Company could have borrowed an additional $80.0 million at December 31, 2009. As discussed in a Current Report on Form 8-K filed on February 20, 2009, the Company amended its credit facility to provide covenant relief related to the 2008 and 2009 restructuring programs and the CEO transition costs. In addition, the amendment temporarily increased the maximum permitted leverage ratio from 3.5 to 4.0 to 1 for the quarters ended June 30, 2009 and September 30, 2009 and to 3.75 to 1 for the quarters ended December 31, 2009 and March 31, 2010. In February 2009, the Company also amended two Industrial Revenue Bonds totaling $15.0 million to provide for the same changes in terms as the credit facility. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt, with a combined notional value of $40.0 million as of December 31, 2009. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

The economic concerns noted above can affect our business in a number of ways including, but not limited to, those addressed in the following discussion. The tightening of credit in financial markets adversely affects the ability of customers to obtain financing. The Company believes demand for steel and automobiles have softened as a result of the reduced general level of economic activity. Downturns in the overall economic climate may also tend to exacerbate specific customer financial issues. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur and may require write-down or disposal of certain inventory due to its estimated obsolescence or limited marketability.

Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets.

At December 31, 2009, the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, was $13.5 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by $5.5 million as a result of offsetting benefits in other tax jurisdictions.

The Company’s net debt-to-total-capital ratio remained strong at 20% and 32% as of December 31, 2009 and 2008, respectively. The improvement in the Company’s net debt-to-total-capital ratio was primarily due to record net cash flows from operations of $41.6 million. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

The following table summarizes the Company’s contractual obligations at December 31, 2009, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. Pension and other postretirement plan contributions beyond 2010 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. The timing of payments related to other long-term liabilities, which consist primarily of deferred compensation agreements, cannot be readily determined due to their uncertainty. Interest obligations on the Company’s short and long-term debt are included assuming the debt levels will be outstanding for the entire period and assuming the interest rates in effect at December 31, 2009. (Amounts in millions)

	Payments due by period
Contractual Obligations	Total	2010	2011	2012	2013	2014	2015 and Beyond
Short-term debt	$1.472	$1.472	$—	$—	$—	$—	$—
Long-term debt	81.538	3.078	3.288	47.458	1.164	1.173	25.377
Capital lease obligations	1.222	0.861	0.221	0.119	0.021	—	—
Non-cancelable operating leases	21.937	4.531	3.635	3.488	2.689	2.352	5.242
Purchase obligations	6.225	4.451	1.249	0.525	—	—	—
Pension and other postretirement plan contributions	9.380	9.380	—	—	—	—	—
Other long-term liabilities (see Note 21 of Notes to Consolidated Financial Statements)	3.248	—	—	—	—	—	3.248

Total contractual cash obligations	$125.022	$23.773	$8.393	$51.590	$3.874	$3.525	$33.867

Operations

CMS Discussion

In 2003, the Company began to substantially increase the size and scope of its CMS contracts. The Company currently has more than 50 CMS contracts in North America, as well as additional CMS contracts in other areas of the world. Under its traditional CMS approach, the Company effectively acts as an agent, and the revenues and costs from these sales are reported on a net sales or “pass-through” basis. Under certain of its CMS contracts, the contracts are structured differently in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. Profit is dependent on how well the Company controls product costs and achieves product conversions from other third-party suppliers to its own products. As a result, under the alternative structure, the Company recognizes in reported revenue the gross revenue received from the CMS site customer, and in cost of goods sold the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions, which may result in a decrease in reported gross margin as a percentage of sales.

In 2009, the Company had a mix of contracts with both the traditional product pass-through structure and fixed price contracts covering all services and products. As a result of the global economic downturn and its impact in the automotive sector, during 2009 and early 2010, the Company has experienced a shift in customer requirements and business circumstances where the majority of CMS contracts have reverted to the traditional product pass-through structure. However, the Company’s offerings will continue to include both approaches to CMS.

Comparison of 2009 with 2008

Net sales for 2009 were $451.5 million, a decline of $130.2 million, or approximately 22%, compared to $581.6 million for 2008. Volumes declined approximately 20%, reflective of the global economic downturn. Changes in foreign exchange rates also decreased revenue by approximately 2%.

Gross margin decreased by $6.2 million, or 4%, compared to 2008, reflective of the above noted volume declines which were tempered by gross margin percentage expansion. The gross margin percentage increased to 34.7% in 2009, compared to 28.0% in 2008, primarily due to cost reduction actions taken, a more favorable raw material cost environment and reduced automotive chemical management services revenue reported on a gross basis.

SG&A decreased $10.7 million, or 8%, compared to 2008. Savings from cost reduction programs, lower travel and entertainment expenses and lower commissions, partially offset by higher incentive compensation accruals, accounted for 64% of the decline. Changes in foreign exchange rates accounted for the remainder.

In response to the global economic downturn, the Company initiated restructuring programs and incurred charges of approximately $2.3 million, or approximately $0.14 per diluted share in 2009, and $2.9 million, or approximately $0.18 per diluted share in 2008. The Company completed both initiatives in 2009.

The Company incurred charges related to the former CEO’s supplemental retirement plan of approximately $2.4 million in 2009, or approximately $0.14 per diluted share, and expects to incur a final charge of approximately $1.3 million, or approximately $0.07 per diluted share, in 2010. The CEO transition costs incurred in 2008 were approximately $3.5 million, or approximately $0.22 per diluted share.

Other income for 2009 includes a $1.2 million gain related to the disposition of excess land in Europe, while other income for 2008 includes a net arbitration award of approximately $1.0 million related to litigation with one of the former owners of the Company’s Italian subsidiary. Lower foreign exchange rate losses in 2009 compared to 2008 also contributed to the change in other income in 2009. The increase in net interest expense was primarily due to lower interest income, as lower average debt balances were offset by higher interest rates. The increase in equity in net income of associated companies and net income attributable to noncontrolling interests was due to stronger financial performances from those affiliates as they began to recover from the global economic downturn.

The Company’s effective tax rate for 2009 was 29.8%, compared to 29.9% in 2008. The 2009 effective tax rate reflects no tax expense being provided for the land sale gain due to the utilization of net operating losses, which were previously not benefited, while the 2008 effective tax rate includes a tax refund of $0.5 million related to the Company’s increased investment in China. The Company has experienced and expects to experience further volatility in its quarterly effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions. At the end of 2009, the Company had net U.S. deferred tax assets totaling $16.3 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the

Company’s financial statements. The continued volatility in the prices the Company is required to pay for its raw materials, as well as the global economic downturn has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Segment Reviews—Comparison of 2009 with 2008

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales in 2009. Net sales were down $120.9 million, or 22%, compared to 2008. Foreign currency translation negatively impacted net sales by approximately 2%, driven by the E.U. Euro to U.S. Dollar, and Brazilian Real to U.S. Dollar exchange rates. The average Euro to U.S. Dollar exchange rate was 1.39 in 2009 compared to 1.47 in 2008, and the average Brazilian Real exchange rate was 0.51 in 2009 compared to 0.55 in 2008. Net sales were negatively impacted by declines of 32% in North America, 22% in Europe, 3% in Asia/Pacific and 14% in South America, all on a constant currency basis. The decline in this segment’s sales was primarily attributable to volume declines of approximately 20% impacting all regions reflective of the global economic downturn. Part of this segment’s volume decline was due to reduced automotive CMS revenue reported on a gross versus pass-through basis. Despite the significant volume declines, this segment’s operating income increased $11.3 million reflective of savings from the Company’s restructuring programs and reduced discretionary spending as well as a more favorable raw material environment.

Coatings:

The Company’s coatings segment, which represented approximately 7% of the Company’s net sales in 2009, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were down $7.0 million, or 19% for 2009 compared with the prior year, primarily due to reduced volumes of chemical milling maskants sold to the aerospace industry as well as reduced coating sales to the construction industry. This segment’s operating income was down $1.9 million, consistent with the volume decline noted above.

Other Chemical Products:

Other Chemical Products, which represented less than 1% of the Company’s net sales in 2009, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were down $2.3 million as a result of reduced volumes due to the downturn in the oil and gas market. Operating income was a slight loss for 2009, reflective of the above noted volume declines.

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

The decrease in other income was primarily the result of foreign exchange losses recorded in 2008, compared to gains in the prior year. Other income for 2008 also included a net arbitration award of approximately $1.0 million, or approximately $0.04 per diluted share, related to litigation with one of the former owners of the Company’s Italian subsidiary. The decrease in interest expense was attributable to lower average borrowings and lower interest rates.

The Company’s effective tax rate was 29.9% for 2008, compared to 29.3% in the prior year. The 2008 effective tax rate was affected by a changing mix of income among jurisdictions, as well as the derecognition of several uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years, in accordance with FASB’s guidance regarding uncertain tax positions. The effective tax rate for 2007 also includes an out of period non-cash tax benefit adjustment of $1.0 million related to the deferred tax accounting for the Company’s foreign pension plans and intangible assets regarding one of the Company’s acquisitions.

Segment Reviews—Comparison of 2008 with 2007

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales in 2008. Net sales were up $34.1 million, or 7%, compared to 2007. Foreign currency translation positively impacted net sales by approximately 5%, driven by the E.U. Euro to U.S. Dollar, Brazilian Real to U.S. Dollar and Chinese Renminbi to U.S. Dollar exchange rates. The average E.U. Euro to U.S. Dollar exchange rate was 1.47 in 2008, compared to 1.37 in 2007, the average Brazilian Real exchange rate was 0.55 in 2008, compared to 0.52 in 2007, and the average Chinese Renminbi exchange rate was 0.14 in 2008, compared to 0.13 in 2007. Net sales were positively impacted by growth of 14% in Asia/Pacific, 3% in North America, and 2% in South America, while sales were down 3% in Europe, all on a constant currency basis. The growth in sales was primarily attributable to higher sales prices implemented across all regions, in part, as a result of an ongoing effort to offset higher raw material costs. The increased selling prices were offset in part by volume reductions in all regions except Asia/Pacific. The majority of the volume declines occurred in the fourth quarter of 2008, as the global recession began to impact the Company. The $13.2 million decrease in this segment’s operating income compared to 2007 on a 7% sales increase is reflective of the pace at which raw material costs continued to increase, as well as the fourth quarter volume reductions. This segment’s operating income was also negatively impacted by lower Quaker product sales due to lower customer production levels, higher selling costs, as well as CMS profitability being negatively impacted by the American Axle strike, which occurred earlier in 2008.

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

Restructuring and Related Activities

In the fourth quarter of 2008, Quaker’s management approved restructuring plans (the 2008 4th Quarter Program) to reduce operating costs, primarily in North America and Europe. Included in restructuring plans were provisions for severance for 57 employees. The Company recognized a $2.9 million restructuring charge in the fourth quarter of 2008. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. The Company implemented an additional restructuring program in the first quarter of 2009 (the 2009 1st Quarter Program) which included provisions for severance for 60 employees totaling approximately $2.3 million. The Company completed the initiatives contemplated under these programs during 2009.

The accrued restructuring balances for the 2008 4th Quarter Program and the 2009 1st Quarter Program, included in other current liabilities and assigned to the Metalworking Process Chemical segment, is as follows (amounts in millions):

Employee Separations
2008 4th Quarter Program:
Restructuring charges	$2.916
Payments	(0.749)
Currency translation	0.031

December 31, 2008 ending balance	2.198
Payments	(2.145)
Currency translation	(0.053)

December 31, 2009 ending balance	$—

Employee Separations
2009 1st Quarter Program:
Restructuring charges	$2.289
Payments	(2.328)
Currency translation	0.039

December 31, 2009 ending balance	$—

Total restructuring December 31, 2009 ending balance	$—

Environmental Clean-up Activities

The Company is involved in environmental clean-up activities in connection with an existing plant location and former waste disposal sites. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. Effective October 17, 2007, ACP agreed to operate the two existing groundwater treatment systems associated with the extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of contaminants are below the Federal maximum contaminant level for four consecutive quarterly sampling events. At December 31, 2009, the Company believes that the remaining potential-known liabilities associated with the ACP contamination, namely estimated future cost of the soil and water remediation program, is approximately $1.7 million to $2.8 million, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses and damages will not be incurred in excess of the amount reserved. See Note 22 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

General

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 58% to 62% of the consolidated net annual sales. See Note 17 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

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

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, oral or written forward-looking statements are also included in Quaker’s periodic reports on Forms 10-Q and 8-K, press releases and other materials released to, or statements made to, the public.

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2009 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

Interest Rate Risk.    Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of December 31, 2009, Quaker had approximately $46.4 million in borrowings under its credit facilities at a weighted average borrowing rate of approximately 2.54% (LIBOR plus a spread). The Company uses derivative financial instruments primarily for the purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $40.0 million and a fair value of $(2.2) million and $(3.1) million at December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company is currently receiving a LIBOR rate and paying an additional average fixed rate of approximately 5% on its interest rate swaps. Five of the Company’s swaps mature in 2010, with the remaining three swaps maturing in 2012. The counterparties to the swaps are major financial institutions. Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations. See the information included under the caption “Derivatives” in Note 1 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report and is incorporated herein by reference.

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

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 58% to 62% of consolidated net annual sales.

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

Credit Risk.    Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, including some of our larger customers, where a number of bankruptcies occurred during recent years and companies have experienced financial difficulty. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require write-down or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Quaker Chemical Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Quaker Chemical Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009. As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for participating securities in calculating earnings per share. As discussed in Note 5 to the consolidated financial statements, the Company changed the manner for which it accounts for uncertainty in income taxes in 2007.

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

/s/    PricewaterhouseCoopers LLP

Philadelphia, PA

March 3, 2010

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Net sales	$451,490	$581,641	$545,597

Costs and expenses:
Cost of goods sold	294,652	418,580	377,661
Selling, general, and administrative expenses	126,018	136,697	139,429
Restructuring and related activities	2,289	2,916	—
CEO transition costs	2,443	3,505	—
Environmental charges	—	—	3,300

	425,402	561,698	520,390

Operating income	26,088	19,943	25,207
Other income, net	2,409	1,095	2,578
Interest expense	(5,533)	(5,509)	(6,426)
Interest income	728	1,100	1,376

Income before taxes and equity in net income of associated companies	23,692	16,629	22,735
Taxes on income	7,065	4,977	6,668

Income before equity in net income of associated companies	16,627	11,652	16,067
Equity in net income of associated companies	863	388	783

Net income	17,490	12,040	16,850
Less: Net income attributable to noncontrolling interest	1,270	908	1,379

Net income attributable to Quaker Chemical Corporation	$16,220	$11,132	$15,471

Earnings per common share data:
Net income attributable to Quaker Chemical Corporation Common shareholders—basic	$1.48	$1.06	$1.53
Net income attributable to Quaker Chemical Corporation Common shareholders—diluted	$1.47	$1.05	$1.52

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2009	2008
	(In thousands, except par value and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$25,051	$20,892
Construction fund (restricted cash)	2,358	8,281
Accounts receivable, net	108,793	98,702
Inventories, net	50,040	57,419
Deferred income taxes	5,247	4,948
Prepaid expenses and other current assets	7,409	10,584

Total current assets	198,898	200,826

Property, plant and equipment, net	67,426	60,945
Goodwill	46,515	40,997
Other intangible assets, net	5,579	6,417
Investments in associated companies	8,824	7,987
Deferred income taxes	31,692	34,179
Other assets	39,537	34,088

Total assets	$398,471	$385,439

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,431	$4,631
Accounts payable	58,389	48,849
Dividends payable	2,550	2,492
Accrued compensation	16,656	7,741
Accrued pension and postretirement benefits	4,717	7,380
Other current liabilities	15,224	12,771

Total current liabilities	99,967	83,864

Long-term debt	63,685	84,236
Deferred income taxes	8,605	7,156
Accrued pension and postretirement benefits	27,602	37,638
Other non-current liabilities	42,317	42,670

Total liabilities	242,176	255,564

Commitments and contingencies	—	—
Equity
Common stock, $1 par value; authorized 30,000,000 shares; Issued: 2009-11,085,549 shares, 2008-10,833,325 shares	11,086	10,833
Capital in excess of par value	27,527	25,238
Retained earnings	123,140	117,089
Accumulated other comprehensive loss	(10,439)	(27,237)

Total Quaker shareholders’ equity	151,314	125,923
Noncontrolling interest	4,981	3,952

Total equity	156,295	129,875

Total liabilities and equity	$398,471	$385,439

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities
Net income	$17,490	$12,040	$16,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,525	10,879	11,686
Amortization	1,078	1,177	1,197
Equity in net income of associated companies, net of dividends	(833)	(275)	(219)
Deferred income taxes	(505)	1,014	(354)
Uncertain tax positions (non-deferred portion)	1,266	211	1,577
Deferred compensation and other, net	652	819	(85)
Stock-based compensation	2,130	3,901	1,550
Restructuring and related activities	2,289	2,916	—
Environmental charges	—	—	3,300
Gain on disposal of property, plant and equipment	(1,202)	(10)	(40)
Insurance settlement realized	(1,608)	(1,556)	(1,854)
Pension and other postretirement benefits	(7,929)	(3,527)	(3,596)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(6,816)	15,582	(4,093)
Inventories	9,765	(73)	(5,182)
Prepaid expenses and other current assets	(129)	(181)	122
Accounts payable and accrued liabilities	16,540	(27,892)	7,612
Change in restructuring liabilities	(4,473)	(749)	—
Estimated taxes on income	4,363	(885)	(970)

Net cash provided by operating activities	41,603	13,391	27,501

Cash flows from investing activities
Capital expenditures	(13,834)	(11,742)	(9,165)
Payments related to acquisitions	(1,975)	(1,859)	(2,373)
Proceeds from disposition of assets	1,666	177	259
Insurance settlement received and interest earned	5,204	5,306	5,705
Change in restricted cash, net	2,327	(12,031)	(3,851)

Net cash used in investing activities	(6,612)	(20,149)	(9,425)

Cash flows from financing activities
Proceeds from short-term debt	—	—	2,250
Net (decrease) increase in short-term borrowings	(1,755)	743	(3,198)
Proceeds from long-term debt	3,500	10,000	—
Repayment of long-term debt	(23,973)	(3,401)	(8,345)
Dividends paid	(10,111)	(9,503)	(8,654)
Stock options exercised, other	412	11,919	3,309
Distributions to noncontrolling shareholders	(890)	(404)	(1,265)

Net cash (used in) provided by financing activities	(32,817)	9,354	(15,903)

Effect of exchange rate changes on cash	1,985	(1,899)	1,960
Net increase in cash and cash equivalents	4,159	697	4,133
Cash and cash equivalents at beginning of the period	20,892	20,195	16,062

Cash and cash equivalents at end of the period	$25,051	$20,892	$20,195

Supplemental cash flow disclosures
Cash paid during the year for:
Income taxes	$180	$4,561	$6,819
Interest	5,113	5,314	5,716
Non-cash activities:
Restricted insurance receivable (See also Note 20 of Notes to Consolidated Financial Statements)	$5,000	$5,000	$5,000

The accompanying notes are an integral of these consolidated financial statements

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling Interest	Comprehensive Income (Loss)	Total
Balance at December 31, 2006	$9,926	$5,466	$114,498	$(19,059)	$4,035		$114,866
Net income	—	—	15,471		1,379	$16,850
Currency translation adjustments	—	—	—	10,861	364	11,225
Defined benefit retirement plans:
Net gain (loss) arising during the period, other	—	—	—	2,555	—	2,555
Amortization of actuarial (gain) loss	—	—	—	1,049	—	1,049
Amortization of prior service cost (credit)	—	—	—	(11)	—	(11)
Amortization of initial net asset	—	—	—	(138)	—	(138)
Current period changes in fair value of derivatives	—	—	—	(799)	—	(799)
Unrealized gain on available-for-sale securities	—	—	—	(83)	—	(83)

Comprehensive income	—	—	—	—	—	30,648	30,648

Comprehensive loss attributable to noncontrolling interest						(1,743)

Comprehensive income attributable to Quaker Chemical Corporation						$28,905

Adjustment to initially apply uncertain tax position guidance	—	—	(5,503)	—	—		(5,503)
Dividends ($0.86 per share)	—	—	(8,699)	—	—		(8,699)
Dividends paid to noncontrolling interests	—	—	—	—	(1,265)		(1,265)
Shares issued upon exercise of options	170	2,909	—	—	—		3,079
Shares issued for employee stock purchase plan	12	218	—	—	—		230
Equity-based compensation plans	39	1,511	—	—	—		1,550

Balance at December 31, 2007	10,147	10,104	115,767	(5,625)	4,513		134,906
Net income	—	—	11,132		908	$12,040
Currency translation adjustments	—	—	—	(10,110)	(1,065)	(11,175)
Defined benefit retirement plans:
Net gain (loss) arising during the period, other	—	—	—	(10,238)	—	(10,238)
Amortization of actuarial (gain) loss	—	—	—	888	—	888
Amortization of prior service cost (credit)	—	—	—	(477)	—	(477)
Amortization of initial net asset	—	—	—	(148)	—	(148)
Current period changes in fair value of derivatives	—	—	—	(1,302)	—	(1,302)
Unrealized gain on available-for-sale securities	—	—	—	(255)	—	(255)

Comprehensive loss	—	—	—	—	—	(10,667)	(10,667)

Comprehensive income attributable to noncontrolling interest						157

Comprehensive loss attributable to Quaker Chemical Corporation						$(10,510)

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling Interest	Comprehensive Income (Loss)	Total
Effects of adjustment to apply change of measurement date provisions of defined benefit retirement plans guidance:
Service cost, interest cost and expected return on plan assets for December 1, 2007 –December 31, 2007, net of tax	—	—	7	—	—		7
Amortization of prior service cost for December 1, 2007 – December 31, 2007, net of tax	—	—	—	30	—		30
Dividends ($0.92 per share)	—	—	(9,817)	—	—		(9,817)
Dividends paid to noncontrolling interests	—	—	—	—	(404)		(404)
Shares issued upon exercise of options	590	11,066	—	—	—		11,656
Shares issued for employee stock purchase plan	13	250	—	—	—		263
Equity-based compensation plans	83	3,818	—	—	—		3,901

Balance at December 31, 2008	10,833	25,238	117,089	(27,237)	3,952		129,875
Net income	—	—	16,220		1,270	$17,490
Currency translation adjustments	—	—	—	10,497	649	11,146
Defined benefit retirement plans:
Net gain (loss) arising during the period, other	—	—	—	3,075	—	3,075
Amortization of actuarial (gain) loss	—	—	—	2,633	—	2,633
Amortization of prior service cost (credit)	—	—	—	65	—	65
Amortization of initial net asset	—	—	—	(140)	—	(140)
Current period changes in fair value of derivatives	—	—	—	642	—	642
Unrealized gain on available-for-sale securities	—	—	—	26	—	26

Comprehensive income	—	—	—	—	—	34,937	34,937

Comprehensive loss attributable to noncontrolling interest						(1,919)

Comprehensive income attributable to Quaker Chemical Corporation						$33,018

Dividends ($0.92 per share)	—	—	(10,169)	—	—		(10,169)
Dividends paid to noncontrolling interests	—	—	—	—	(890)		(890)
Shares issued upon exercise of options	10	120	—	—	—		130
Shares issued for employee stock purchase plan	26	256	—	—	—		282
Equity-based compensation plans	217	1,913	—	—	—		2,130

Balance at December 31, 2009	$11,086	$27,527	$123,140	$(10,439)	$4,981		$156,295

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

The Financial Accounting Standards Board’s (“FASB’s”) guidance regarding the consolidation of certain Variable Interest Entities (“VIEs”) generally requires that assets, liabilities and results of the activities of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained and would include any VIEs if the Company was the primary beneficiary pursuant to the provisions of the guidance.

Reclassifications and Retrospective Adjustments:    These consolidated financial statements include certain retrospective adjustments and reclassifications that have been made to the consolidated financial statements that were filed on March 5, 2009 by the Company in its Annual Report on Form 10-K for the year ended December 31, 2008, including:

•

The Company adopted the provisions of FASB’s guidance regarding noncontrolling interests. The guidance requires the Company to present the ownership in subsidiaries by other parties for which the Company retains control as a component of equity in the balance sheet and recharacterize that component formerly known as minority interest as “noncontrolling interest in subsidiaries.” Furthermore, the guidance requires the Company to show the amount of net income or loss attributable to both the Company and the noncontrolling interest on the face of the statement of income and in the statement of changes in equity. In accordance with the provisions of the guidance, the presentation and disclosure requirements regarding noncontrolling interests have been adopted on a retrospective basis, and the Company’s Consolidated Balance Sheet, Consolidated Statement of Income, Consolidated Statement of Cash Flows and Consolidated Statement of Changes in Equity have been recharacterized accordingly. The effect of adoption on the Company’s Consolidated Balance Sheet was an increase of $3,952 to total equity on the Company’s December 31, 2008 balance sheet and Consolidated Statement of Changes in Equity, and a corresponding decrease to the “mezzanine” minority interest. The Company is also required to measure future transactions involving noncontrolling interests at fair value, with any gains or losses arising from those transactions reported in equity. The adoption of this guidance regarding noncontrolling interests did not result in any material effects on the Company’s financial statements or results.

•

The Company adopted FASB’s guidance regarding the calculation of earnings per share for nonvested stock awards with rights to non-forfeitable dividends as of January 1, 2009. The guidance requires nonvested stock awards with rights to non-forfeitable dividends to be included as part of the basic weighted average share calculation under the two-class method. The Company previously included such shares in its diluted weighted average share calculation under the treasury stock method, in accordance with FASB’s guidance regarding share-based payments. The guidance requires retrospective application for all prior periods presented. The effect of the adoption of this guidance on the Company’s diluted earnings per share for the years ended December 31, 2008 and 2007 was not material. Refer to Note 16—Earnings Per Share for further information.

•	Certain reclassifications of prior years’ data have been made to improve comparability.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Translation of foreign currency:    Assets and liabilities of non-U.S. subsidiaries and associated companies are translated into U.S. Dollars at the respective rates of exchange prevailing at the end of the year. Income and expense accounts are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are recorded directly in equity and will be included in income only upon sale or liquidation of the underlying investment. All non-U.S. subsidiaries use their local currency as its functional currency.

Cash and cash equivalents:    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories:    Inventories are valued at the lower of cost or market value. Inventories are valued using the first-in, first-out (“FIFO”) method. See also Note 9 of Notes to Consolidated Financial Statements.

Long-lived assets:    Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method on an individual asset basis over the following estimated useful lives: buildings and improvements, 10 to 45 years; and machinery and equipment, 3 to 15 years. The carrying value of long-lived assets is periodically evaluated whenever changes in circumstances or current events indicate the carrying amount of such assets may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared with the carrying value to determine whether impairment exists. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. Upon sale or other dispositions of long-lived assets, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposals is recorded to income. Expenditures for renewals and betterments, which increase the estimated useful life or capacity of the assets, are capitalized; expenditures for repairs and maintenance are expensed when incurred.

Capitalized software:    The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. In connection with the implementation of the Company’s global transaction system, approximately $1,319 and $1,230 of net costs were capitalized at December 31, 2009 and 2008, respectively. These costs are amortized over a period of five years once the assets are ready for their intended use.

Goodwill and other intangible assets:    The Company records goodwill and indefinite-lived intangible assets at fair value. Goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment at least annually. These tests will be performed more frequently if there are triggering events. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets. See also Note 19 of Notes to Consolidated Financial Statements.

Revenue recognition:    The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment arrangements, upon usage by the customer and when services are performed. License fees and royalties are recognized in accordance with agreed-upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured, and are included in other income. As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenues are recognized on a gross reporting

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenue at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $27,483, $32,194 and $52,702 for 2009, 2008 and 2007, respectively.

Research and development costs:    Research and development costs are expensed as incurred. Research and development expenses are included in selling, general and administrative expenses, and during 2009, 2008 and 2007 were $14,991, $16,877 and $14,608, respectively.

Concentration of credit risk:    Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash equivalents, short-term investments, and trade receivables. The Company invests temporary and excess funds in money market securities and financial instruments having maturities typically within 90 days. The Company has not experienced losses from the aforementioned investments. See also Note 8 of Notes to Consolidated Financial Statements.

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

Comprehensive income (loss):    The Company presents comprehensive income (loss) in its Statement of Changes in Equity. The components of accumulated other comprehensive loss at December 31, 2009 include: accumulated foreign currency translation adjustments of $13,232, minimum pension liability of $(22,293), unrealized holding losses on available-for-sale securities of $(3), and the fair value of derivative instruments of $(1,375). The components of accumulated other comprehensive loss at December 31, 2008 include: accumulated foreign currency translation adjustments of $2,547, minimum pension liability of $(27,737), unrealized holding losses on available-for-sale securities of $(29), and the fair value of derivative instruments of $(2,018).

Income taxes and uncertain tax positions:    The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company applies the FASB’s guidance regarding uncertain tax positions to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. The guidance prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement. The guidance also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized, including timing differences, and the amount previously taken or expected to be taken in a tax return. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Derivatives:    The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. The Company recognizes all derivatives on the balance sheet at fair value. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in Accumulated Other Comprehensive Income (Loss) until it is cleared to earnings during the same period in which the hedged item affects earnings. The Company uses no derivative instruments designated as fair value hedges.

The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $40,000 and a fair value of $(2,160) and $(3,105) at December 31, 2009 and December 31, 2008, respectively. The counterparties to the swaps are major financial institutions. Refer to Note 6—Hedging Activities for more information.

Recently issued accounting standards:

The FASB updated its guidance regarding a vendor’s multiple-deliverable arrangements in October 2009. The updated guidance establishes a selling price hierarchy to be followed in determining the selling price for each deliverable in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement using the relative selling price method and requires enhanced disclosure regarding multiple-deliverable arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company is currently assessing the impact of this guidance on its financial statements.

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

Note 3—Restructuring and Related Activities

In the fourth quarter of 2008, Quaker’s management approved a restructuring plan (2008 4th Quarter Program) to reduce operating costs, primarily in North America and Europe. Included in the restructuring plans were provisions for severance for 57 employees. The Company recognized a $2,916 restructuring charge in the fourth quarter of 2008. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. The Company completed the initiatives under this program during 2009.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

In the first quarter of 2009, Quaker’s management implemented an additional restructuring program (2009 1st Quarter Program) which included provisions for severance for 60 employees totaling $2,289. The Company completed the initiatives under this program during 2009.

Accrued restructuring balances, assigned to the Metalworking Process Chemical segment, are as follows:

Employee Separations
2008 4th Quarter Program:
Restructuring charges	$2,916
Payments	(749)
Currency translation	31

December 31, 2008 ending balance	2,198
Payments	(2,145)
Currency translation	(53)

December 31, 2009 ending balance	$—

Employee Separations
2009 1st Quarter Program:
Restructuring charges	$2,289
Payments	(2,328)
Currency translation	39

December 31, 2009 ending balance	$—

Total restructuring December 31, 2009 ending balance	$—

Note 4—Fair Value Measures

The FASB’s guidance regarding fair value measurements establishes a common definition for fair value to be applied to guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The guidance does not require any new fair value measurements, but rather applies to all other accounting guidance that requires or permits fair value measurements.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The Company values its interest rate swaps, company-owned life insurance policies and various deferred compensation assets and liabilities at fair value. The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

	Fair Value as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$1,869	$—	$1,869	$—
Company-owned life insurance—Deferred compensation assets	622	—	622	—
Other deferred compensation assets	125	125	—	—

Total	$2,616	$125	$2,491	$—

Liabilities
Deferred compensation liabilities	$1,216	$1,216	$—	$—
Interest rate derivatives	2,160	—	2,160	—

Total	$3,376	$1,216	$2,160	$—

	Fair Value as of December 31, 2008	Fair Value Measurements at December 31, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$3,437	$—	$3,437	$—
Company-owned life insurance—Deferred compensation assets	688	—	688	—
Other deferred compensation assets	104	104	—	—

Total	$4,229	$104	$4,125	$—

Liabilities
Deferred compensation liabilities	$1,061	$1,061	$—	$—
Interest rate derivatives	3,105	—	3,105	—

Total	$4,166	$1,061	$3,105	$—

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

Note 5—Uncertain Tax Positions

The FASB’s guidance regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. The guidance further requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. Additionally, the guidance provides for derecognition, classification, penalties and interest, accounting in interim periods, disclosure and transition.

As a result of the implementation of the guidance in 2007, the Company recognized a $5,503 increase in reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect increase, at the beginning of 2007, the Company had approximately $8,902 of total gross unrecognized tax benefits. Of this amount, $5,479 (net of the Federal benefit of state taxes and other offsetting taxes) represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods. The Company had accrued $592 for penalties and $728 for interest at January 1, 2007.

As of December 31, 2009, the Company’s cumulative liability for gross unrecognized tax benefits was $10,686. The Company had accrued $911 for cumulative penalties and $1,850 for cumulative interest at December 31, 2009.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of Taxes on Income in its Consolidated Statement of Income. The Company has recognized $(12) for penalties and $488 for interest on its Consolidated Statement of Income for the twelve-month period ended December 31, 2009.

The Company estimates that during the year ended December 31, 2010 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1,800 to $1,900 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ended December 31, 2010.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the Netherlands from 2003, United Kingdom from 2004, Brazil, Italy, Spain and China from 2005, the United States from 2006 and various domestic state tax jurisdictions from 1993.

During 2009, the Company derecognized several uncertain tax positions due to expiration of the applicable statutes of limitations for certain tax years. As a result, the Company recognized a $446 decrease in its cumulative liability for gross unrecognized tax benefits.

The Company was audited by the India tax authorities for tax years 2001 through 2007. The India tax authorities made no adjustments affecting the Company’s uncertain tax positions for tax years 2001 through 2007. As a result, the Company recognized a $7 decrease in its cumulative liability for gross unrecognized tax benefits. In addition, a settlement was reached through the competent authority process on a prior tax audit for tax years 2000 through 2004 with the French tax authorities which resulted in a $407 decrease in its cumulative liability for gross unrecognized tax benefits.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007, respectively, is as follows:

	2009	2008	2007
Unrecognized tax benefits at January 1	$10,012	$10,861	$8,902
Increase unrecognized tax benefits taken in prior periods	14	—	367
(Decrease) unrecognized tax benefits taken in prior periods	—	(115)	(510)
Increase unrecognized tax benefits taken in current period	1,272	1,824	1,333
(Decrease) unrecognized tax benefits taken in current period	—	—	—
Increase unrecognized tax benefits due to settlements	—	—	—
(Decrease) unrecognized tax benefits due to settlements	(402)	(1,030)	—
(Decrease) in unrecognized tax benefits due to lapse of statute of limitations	(422)	(1,114)	(206)
Increase (decrease)—foreign exchange rates	212	(414)	975

Unrecognized tax benefits at December 31	$10,686	$10,012	$10,861

Note 6—Hedging Activities

Effective January 1, 2009, the Company adopted FASB’s guidance regarding disclosure of derivative instruments and hedging activities. The guidance requires additional disclosure about the Company’s derivative activities, but does not require any new accounting related to derivative activities. The Company has applied the requirements of the guidance on a prospective basis. Accordingly, disclosures related to periods prior to the date of adoption have not been presented.

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk. The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices or credit risk. Quaker uses interest rate swaps to mitigate the impact of changes in interest rates. The swaps are designated as cash flow hedges and reported on the balance sheet at fair value. The effective portions of the hedges are reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affects earnings. The Company has no derivatives designated as fair value hedges and only has derivatives designated as hedging instruments under the FASB’s authoritative guidance. The notional amount of the Company’s interest rate swaps was $40,000 as of December 31, 2009.

Information about the Company’s interest rate derivatives is as follows:

	December 31, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current liabilities	$1,006
Interest rate swaps	Other non-current liabilities	1,154

Total		$2,160

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Year Ended December 31, 2009	For the Year Ended December 31, 2009		For the Year Ended December 31, 2009
Cash Flow Hedges:
Interest rate swaps	$642	$(1,594)	Interest Expense	$—	Other Income

Note 7—Investments in Associated Companies

Investments in associated (less than majority-owned) companies are accounted for under the equity method. The Company has a 50% investment in Kelko Quaker Chemical, S.A.(Venezuela), a 50% investment in Nippon Quaker Chemical, Ltd. (Japan) and a 40% investment in TecniQuimia Mexicana S.A. de C.V. (Mexico). Refer to Note 24 Subsequent Events for more information. Summarized financial information of the associated companies, in the aggregate, is as follows:

	December 31,
	2009	2008
Current assets	$29,739	$31,673
Noncurrent assets	5,072	3,972
Current liabilities	14,572	17,558
Noncurrent liabilities	494	301

	Year Ended December 31,
	2009	2008	2007
Net sales	$52,099	$60,407	$51,248
Gross margin	20,215	20,072	18,660
Operating income	4,508	3,456	3,735
Net income	1,856	806	1,658

Note 8—Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Reserves for customers filing for bankruptcy protection are dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company performs a formal review of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. During 2009, the Company’s five largest customers accounted for approximately 24% of its consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 9% of consolidated net sales.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

At December 31, 2009 and 2008, the Company had gross trade accounts receivable totaling $112,795 and $102,210 with trade accounts receivable greater than 90 days past due of $4,928 and $4,255, respectively. Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2009, 2008 and 2007.

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs Charged to Allowance	Effect of Exchange Rate Changes	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2009	$3,508	$1,389	$(918)	$23	$4,002
Year ended December 31, 2008	$3,072	$1,087	$(505)	$(146)	$3,508
Year ended December 31, 2007	$3,185	$41	$(413)	$259	$3,072

Note 9—Inventories

Total inventories comprise:

	December 31,
	2009	2008
Raw materials and supplies	$23,495	$27,401
Work in process and finished goods	26,545	30,018

	$50,040	$57,419

Note 10—Property, Plant and Equipment

Property, plant and equipment comprise:

	December 31,
	2009	2008
Land	$6,185	$6,447
Building and improvements	52,227	50,164
Machinery and equipment	117,527	116,398
Construction in progress	15,041	6,556

	190,980	179,565
Less accumulated depreciation	(123,554)	(118,620)

	$67,426	$60,945

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The Company leases certain equipment under capital leases in Europe, South America and the U.S., including its manufacturing facility in Tradate, Italy. Gross property, plant and equipment includes $3,938 and $3,242 of capital leases with $807 and $611 of accumulated depreciation at December 31, 2009 and 2008, respectively. The following is a schedule by years of future minimum lease payments:

For the year ended December 31,
2010	$861
2011	221
2012	119
2013	21
2014	—
2015 and beyond	—

Total net minimum lease payments	1,222
Less amount representing interest	(112)

Present value of net minimum lease payments	$1,110

Note 11—Asset Retirement Obligations

The FASB’s guidance regarding asset retirement obligations addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The FASB issued further guidance which clarified that the term conditional asset retirement obligation (“CARO”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. A liability is recorded when there is enough information regarding the timing of the CARO to perform a probability weighted discounted cash flow analysis.

The Company’s CAROs consist primarily of asbestos contained in certain manufacturing facilities and decommissioning costs related to its aboveground storage tanks and had an accrued CARO of $306 and $292 at December 31, 2009 and 2008, respectively. The Company accrued interest of $14 on this liability, which is included in other non-current liabilities, during each of the years 2009 and 2008.

Note 12—Taxes on Income

Taxes on income consist of the following:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$1,266	$211	$1,577
State	133	20	20
Foreign	6,171	3,732	5,425

	7,570	3,963	7,022
Deferred:
Federal	(948)	355	(951)
Foreign	443	659	597

Total	$7,065	$4,977	$6,668

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The components of earnings (losses) before income taxes were as follows:

	2009	2008	2007
Domestic	$(1,920)	$1,960	$(1,259)
Foreign	25,612	14,669	23,994

Total	$23,692	$16,629	$22,735

Total deferred tax assets and liabilities are composed of the following at December 31:

	2009		2008
	Current	Non-current	Current	Non-current
Retirement benefits	$1,567	$5,865	$2,510	$9,952
Allowance for doubtful accounts	347	—	455	—
Restructuring reserve	—	—	631	—
Insurance and litigation reserves	472	541	490	467
Postretirement benefits	—	2,110	—	2,241
Supplemental retirement benefits	—	2,408	—	2,008
Performance incentives	2,261	335	254	416
Equity-based compensation	248	888	175	848
Alternative minimum tax carryforward	—	2,092	—	2,092
Vacation pay	—	—	433	—
Insurance settlement	—	9,096	—	7,837
Operating loss carryforward	—	5,972	—	6,074
Foreign tax credit	—	3,801	—	3,827
Uncertain tax positions	—	4,034	—	3,200
Other	352	216	—	445

	5,247	37,358	4,948	39,407
Valuation allowance	—	(5,666)	—	(5,228)

Total deferred income tax assets, net	$5,247	$31,692	$4,948	$34,179

Depreciation		$1,834		$1,535
Europe pension and other		6,771		5,621

Total deferred income tax liabilities		$8,605		$7,156

The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31:

	2009	2008	2007
Income tax provision at the Federal statutory tax rate	$8,292	$5,820	$7,957
State income tax provisions, net	86	13	13
Non-deductible entertainment and business meal expense	118	192	213
Differences in tax rates on foreign earnings and remittances	(1,947)	(132)	(169)
Uncertain tax positions	457	(494)	458
Out-of-period adjustment	—	—	(993)
Foreign tax refunds	—	(460)	(665)
Miscellaneous items, net	59	38	(146)

Taxes on income	$7,065	$4,977	$6,668

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

At December 31, 2009, the Company domestically had a net deferred tax asset of $16,289 inclusive of alternative minimum tax (AMT) credits of $2,092. Additionally, the Company has foreign tax credit carryovers of $3,801 which have the following expiration dates: $535 in 2014, $730 in 2016, $1,023 in 2017, $594 in 2018 and $919 in 2019. A full valuation allowance has been taken against these foreign tax credits. Finally, the Company has foreign tax loss carryforwards of $17,269 of which $544 expires in 2011, $555 in 2014, $1,930 in 2017, $3,148 in 2018, $184 in 2019, $291 in 2020, $1,353 in 2023 and $11 in 2029; the remaining foreign tax losses have no expiration dates. A partial valuation allowance has been established with respect to the tax benefit of these losses for $1,865.

U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries because it is the Company’s intention to continue to reinvest these earnings in those subsidiaries to support growth initiatives. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of tax credits. The amount of such undistributed earnings at December 31, 2009 was approximately $91,000. Any income tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits.

Note 13—Pension and Other Postretirement Benefits

The Company maintains various noncontributory retirement plans, the largest of which is in the U.S., covering substantially all of its employees in the U.S. and certain other countries. The plans of the Company’s subsidiaries in The Netherlands and in the United Kingdom are subject to the provisions of FASB’s guidance regarding employers’ accounting for pension plans. The plans of the remaining non-U.S. subsidiaries are, for the most part, either fully insured or integrated with the local governments’ plans and are not subject to the provisions of the guidance. The guidance requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The Company’s U.S. pension plan year ends on November 30. During the first quarter of 2008, as required by the applicable guidance, the Company changed the measurement date of its U.S. pension plan from November 30 to December 31 in order to coincide with the Company’s fiscal year end. This change did not have a material impact to the Company’s consolidated financial statements. The measurement date for the Company’s other postretirement benefits is December 31.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following table shows the Company plans’ funded status reconciled with amounts reported in the consolidated balance sheet as of December 31:

	Pension Benefits						Other Postretirement Benefits
	2009			2008			2009	2008
	Foreign	Domestic	Total	Foreign	Domestic	Total	Domestic	Domestic
Change in benefit obligation
Benefit obligation at beginning of year	$43,577	$66,808	$110,385	$48,553	$66,201	$114,754	$9,648	$9,180
Service cost	1,776	342	2,118	1,890	925	2,815	15	19
Interest cost	2,545	3,848	6,393	2,617	3,812	6,429	445	571
Employee contributions	84	—	84	132	—	132	—	—
Amendments	—	—	—	—	768	768	—	—
Curtailment (gain)/loss	(12)	—	(12)	—	—	—	—	—
Benefits paid	(1,338)	(10,884)	(12,222)	(1,263)	(4,659)	(5,922)	(966)	(1,328)
Plan expenses and premiums paid	(382)	(175)	(557)	(361)	(175)	(536)	—	—
Actuarial (gain)/loss	(526)	2,493	1,967	(3,520)	(64)	(3,584)	(1,566)	1,206
Translation difference	1,720	—	1,720	(4,471)	—	(4,471)	—	—

Benefit obligation at end of year	$47,444	$62,432	$109,876	$43,577	$66,808	$110,385	$7,576	$9,648

Change in plan assets
Fair value of plan assets at beginning of year	$43,432	$34,716	$78,148	$46,203	$45,741	91,944	$—	$—
Actual return on plan assets	2,993	6,732	9,725	(955)	(11,132)	(12,087)	—	—
Employer contributions	3,786	11,301	15,087	3,414	4,941	8,355	966	1,328
Employee contributions	84	—	84	132	—	132	—	—
Benefits paid	(1,338)	(10,884)	(12,222)	(1,263)	(4,659)	(5,922)	(966)	(1,328)
Plan expenses and premiums paid	(382)	(175)	(557)	(361)	(175)	(536)	—	—
Translation difference	1,601	—	1,601	(3,738)	—	(3,738)	—	—

Fair value of plan assets at end of year	$50,176	$41,690	$91,866	$43,432	$34,716	$78,148	$—	$—

Net amount recognized	$2,732	(20,742)	(18,010)	$(145)	$(32,092)	$(32,237)	$(7,576)	$(9,648)

Amounts recognized in the balance sheet consist of:
Non-current asset	$6,733	$—	$6,733	$3,133	$—	$3,133	$—	$—
Current liabilities	(240)	(3,675)	(3,915)	(209)	(6,111)	(6,320)	(802)	(1,060)
Non-current liabilities	(3,761)	(17,067)	(20,828)	(3,069)	(25,981)	(29,050)	(6,774)	(8,588)

Net amount recognized	$2,732	$(20,742)	$(18,010)	$(145)	$(32,092)	$(32,237)	$(7,576)	$(9,648)
Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive income:
Transition asset (obligation)	$4	$—	$4	$194	$—	$194	$—	$—
Prior service credit (cost)	(165)	(728)	(893)	(196)	(813)	(1,009)	—	26
Accumulated gain (loss)	(4,882)	(26,664)	(31,546)	(6,182)	(32,080)	(38,262)	(1,266)	(2,832)

Accumulated other comprehensive income (AOCI)	(5,043)	(27,392)	(32,435)	(6,184)	(32,893)	(39,077)	(1,266)	(2,806)
Cumulative employer contributions in excess of net period benefit cost	7,775	6,650	14,425	6,039	801	6,840	(6,310)	(6,842)

Net amount recognized	$2,732	(20,742)	(18,010)	$(145)	$(32,092)	$(32,237)	$(7,576)	$(9,648)

The accumulated benefit obligation for all defined benefit pension plans was $105,447 ($62,072 Domestic, $43,375 Foreign) and $106,798 ($66,326 Domestic, $40,472 Foreign) at December 31, 2009 and 2008, respectively.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Information for pension plans with accumulated benefit obligation in excess of plan assets:

	2009			2008
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$10,855	$62,432	$73,287	$8,154	$66,808	$74,962
Accumulated benefit obligation	9,237	62,072	71,309	7,215	66,326	73,541
Fair value of plan assets	6,854	41,690	48,544	4,875	34,716	39,591

Information for pension plans with a projected benefit obligation in excess of plan assets:

	2009			2008
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$10,855	$62,432	$73,287	$8,154	$66,808	$74,962
Fair value of plan assets	6,854	41,690	48,544	4,875	34,716	39,591

Components of net periodic benefit cost—pension plans:

	2009			2008
	Foreign	Domestic	Total	Foreign	Domestic	Total
Service cost	$1,776	$342	$2,118	$1,890	$925	$2,815
Interest cost	2,545	3,848	6,393	2,617	3,812	6,429
Expected return on plan assets	(1,969)	(2,886)	(4,855)	(2,205)	(3,915)	(6,120)
Settlement charge	—	2,443	2,443	—	—	—
Other, amortization, net	(160)	1,704	1,544	28	1,034	1,062

Net periodic benefit cost	$2,192	$5,451	$7,643	$2,330	$1,856	$4,186

	2007
	Foreign	Domestic	Total
Service cost	$1,913	$660	$2,573
Interest cost	2,295	3,629	5,924
Expected return on plan assets	(1,802)	(3,556)	(5,358)
Other, amortization, net	365	955	1,320

Net periodic benefit cost	$2,771	$1,688	$4,459

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Other changes recognized in other comprehensive income:

	2009			2008
	Foreign	Domestic	Total	Foreign	Domestic	Total
Net (gain) loss arising during period	$(1,562)	$(1,354)	$(2,916)	$(360)	$14,983	$14,623
Prior service cost (credit) arising during the period	—	—	—	—	768	768
Recognition of amortizations in net periodic benefit cost
Transition (obligation) asset	188	—	188	199	—	199
Prior service (cost) credit	(35)	(85)	(120)	(34)	(61)	(95)
Actuarial gain (loss)	7	(4,062)	(4,055)	(193)	(973)	(1,166)
Effect of exchange rates on amounts included in AOCI	261	—	261	(836)	—	(836)

Total recognized in other comprehensive income	(1,141)	(5,501)	(6,642)	(1,224)	14,717	13,493

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1,051	$(50)	$1,001	$1,106	$16,573	$17,679

	2007
	Foreign	Domestic	Total
Net (gain) loss arising during period	$(4,289)	$578	$(3,711)
Prior service cost (credit) arising during the period	—	—	—
Recognition of amortizations in net periodic benefit cost
Transition (obligation) asset	185	—	185
Prior service (cost) credit	(32)	(13)	(45)
Actuarial gain (loss)	(518)	(943)	(1,461)
Effect of exchange rates on amounts included in AOCI	746	—	746

Total recognized in other comprehensive income	(3,908)	(378)	(4,286)

Total recognized in net periodic benefit cost and other comprehensive income	$(1,137)	$1,310	$173

Components of net periodic benefit cost—other postretirement plan:

	2009	2008	2007
Service cost	$15	$19	$25
Interest cost and other	419	680	539

Net periodic benefit cost	$434	$699	$564

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Other changes recognized in other comprehensive income:

	2009	2008	2007
Net (gain) loss arising during period	$(1,566)	$1,206	(444)
Recognition of amortizations in net periodic benefit cost
Prior service (cost) credit	26	67	67
Actuarial gain (loss)	—	(175)	(84)

Total recognized in other comprehensive income	(1,540)	1,098	(461)

Total recognized in net periodic benefit cost and other comprehensive income	$(1,106)	$1,797	$103

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next fiscal year:

	Pension Plans			Other Postretirement Benefits
	Foreign	Domestic	Total
Transition obligation (asset)	$(4)	$—	$(4)	$—
Actuarial (gain) loss	7	1,487	1,494	50
Prior service cost (credit)	33	85	118	—

	$36	$1,572	$1,608	$50

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
U.S. Plans:
Discount rate	5.71%	6.25%	5.50%	6.25%
Rate of compensation increase	3.41%	3.43%	N/A	N/A
Foreign Plans:
Discount rate	5.95%	5.83%	N/A	N/A
Rate of compensation increase	4.00%	3.92%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit costs for years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
U.S. Plans:
Discount rate	6.250%	5.750%	6.25%	5.75%
Expected long-term return on plan assets	8.500%	8.500%	N/A	N/A
Rate of compensation increase	3.430%	3.375%	N/A	N/A
Foreign Plans:
Discount rate	5.83%	5.55%	N/A	N/A
Expected long-term return on plan assets	4.28%	4.68%	N/A	N/A
Rate of compensation increase	3.92%	3.95%	N/A	N/A

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

Assumed health care cost trend rates at December 31:

	2009	2008
Health care cost trend rate for next year	7.90%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	5.0%
Year that the rate reaches the ultimate trend rate	2027	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point Increase	1% point Decrease
Effect on total service and interest cost	$17	$(15)
Effect on postretirement benefit obligations	330	(300)

Plan Assets and Fair Value

The Company’s pension plan target asset allocation and the weighted-average asset allocations at December 31, 2009 and 2008 by asset category were as follows:

	Plan Assets at December 31,
	Target	2009	2008
Asset Category
U.S. Plans
Equity securities	57%	53%	50%
Debt securities	36%	34%	37%
Other	7%	13%	13%

Total	100%	100%	100%

Foreign Plans
Equity securities and other	17%	17%	11%
Debt securities	83%	83%	89%

Total	100%	100%	100%

As of December 31, 2009 and 2008, “Other” consisted principally of hedge funds (approximately 5% of plan assets) and/or cash and cash equivalents (approximately 9% and 8% of plan assets, respectively).

The Company’s pension investment policy is designed to ensure that pension assets are invested in a manner consistent with meeting the future benefit obligations of the pension plans and maintaining compliance with various laws and regulations including the Employee Retirement Income Security Act of 1974 (ERISA).

The Company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. The Company’s

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

investment horizon is generally long term, and, accordingly, the target asset allocations encompass a long-term perspective of capital markets, expected risk and return and perceived future economic conditions while also considering the profile of plan liabilities. To the extent feasible, the short-term investment portfolio is managed to immunize the short-term obligations, the intermediate portfolio duration is immunized to reduce the risk of volatility in intermediate plan distributions and the total return portfolio is expected to maximize the long-term real growth of plan assets. The critical investment principles of diversification, assessment of risk and targeting the optimal expected returns for given levels of risk are applied. The Company’s investment guidelines prohibit use of securities such as letter stock and other unregistered securities, commodities or commodity contracts, short sales, margin transactions, private placements (unless specifically addressed by addendum), or any derivatives, options or futures for the purpose of portfolio leveraging.

The target asset allocation is reviewed periodically and is determined based on a long-term projection of capital market outcomes, inflation rates, fixed income yields, returns, volatilities and correlation relationships. The interaction between plan assets and benefit obligations is periodically studied to assist in establishing such strategic asset allocation targets. Asset performance is monitored with an overall expectation that plan assets will meet or exceed benchmark performance over rolling five-year periods. The Company’s pension committee, as authorized by the Company’s Board of Directors, has discretion to manage the assets within established asset allocation ranges approved by senior management of the Company. As of December 31, 2009, the plan’s investments were in compliance with all approved ranges of asset allocations.

The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds and are classified as a Level 1 investment.

Registered investment companies

The shares of registered investment companies, which represent the net asset values of shares held by the Plan, are valued at quoted market prices in an exchange and active markets and are classified as Level 1 investments.

Common Stock

Common stock is valued at quoted market prices in an exchange and active markets, and is classified as a Level 1 investment.

Corporate Bonds

Corporate bonds are valued at quoted market prices in an exchange and active markets, and are classified as a Level 1 investment.

Pooled Separate Accounts

Pooled Separate Accounts consist of insurance annuity contracts and are valued based on the reported unit value at year end. Units of the pooled separate accounts are not traded in an active exchange or market;

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

however, valuation is based on the underlying investments of the units and is classified as a Level 2 investment.

Diversified Equity Securities of Registered Investment Companies

Investment in diversified equity securities of registered investment companies is based upon the quoted redemption value of shares in the fund owned by the plan at year end. The shares of the fund are not available in an exchange and active market, however, the fair value is determined based on the underlying investments in the fund as traded in an exchange and active market and is classified as a Level 2 investment.

Fixed Income Securities of Registered Investment Companies

Investment in fixed income securities of registered investment companies is based upon the quoted redemption value of shares in the fund owned by the plan at year end. The shares of the fund are not available in an exchange and active market, however, the fair value is determined based on the underlying investments in the fund as traded in an exchange and active market and is classified as a Level 2 investment.

Alternative Assets

Alternative assets are comprised of an investment in a Hedge Fund of Funds and are valued based upon the quoted redemption value of units owned by the Plan at year end. Units of the fund are not available in an active exchange and active market and valuation is based on unobservable inputs and is classified as a Level 3 investment.

Insurance Contract

Investment in the foreign pension plan insurance contract is valued at reported cash surrender value of the contract at year end. Cash surrender value is determined based on unobservable inputs, which are contractually determined, regarding return, fees, and the present value of the future cash flows of the contract. The contract is classified as a Level 3 investment.

Real Estate

The foreign pension plan’s investment in real estate consists of an investment in a property fund. The fund’s underlying investments consist of real property, which are valued using unobservable inputs. The property fund is classified as a Level 3 investment.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

As of December 31, 2009, the U.S. and Foreign Plans’ investments measured at fair value on a recurring basis were as follows:

	Fair Value as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
U.S. Pension Assets
Cash and cash equivalents	$3,614	$3,614	$—	$—
Large capitalization common stock	4,139	4,139	—	—
Large capitalization registered investment companies	9,147	9,147	—	—
Small capitalization common stock	206	206	—	—
Small capitalization registered investment companies	1,759	1,759	—	—
International developed and emerging markets registered investment companies	6,987	6,987	—	—
Fixed income corporate securities	6,115	6,115	—	—
Fixed income registered investment companies	6,538	6,538	—	—
Pooled separate accounts	1,293	—	1,293	—
Alternative assets	1,892	—	—	1,892

Total U.S. pension plan assets	$41,690	$38,505	$1,293	$1,892

Foreign Pension Assets
Cash and cash equivalents	$32	$32	$—	$—
Insurance contract (underlying notional investments in debt and equity securities)	43,322	—	—	43,322
Diversified equity securities – registered investment companies	3,628	—	3,628	—
Fixed income registered investment companies	2,882	—	2,882	—
Real estate registered investment companies	312	—	—	312

Total foreign pension assets	$50,176	$32	$6,510	$43,634

Total pension assets at fair value	$91,866	$38,537	$7,803	$45,526

Changes in the fair value of the U.S. and Foreign Level 3 investments during the year ended December 31, 2009 were as follows:

	Alternative Assets	Insurance Contract	Real Estate Fund	Total
Balance at December 31, 2008	$1,783	$38,557	$—	$40,340
Purchases, sales and settlements, net	—	1,963	308	2,271
Unrealized gains	109	1,792	6	1,907
Currency translation adjustment	—	1,010	(2)	1,008

Balance at December 31, 2009	$1,892	$43,322	$312	$45,526

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The total value of plan assets for the Company’s pension plans is $91,866 and $78,148 as of December 31, 2009 and 2008, respectively. U.S. pension assets include Company common stock in the amounts of $206 (less than 1% of total U.S. plan assets) and $165 (less than 1% of total U.S. plan assets) at December 31, 2009 and 2008, respectively.

Cash Flows

Contributions

The Company expects to make minimum cash contributions of $8,578 to its pension plans ($5,175 Domestic, $3,403 Foreign) and $802 to its other postretirement benefit plan in 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits			Other Postretirement Benefits
	Foreign	Domestic	Total
2010	$1,457	$7,340	$8,797	$802
2011	1,621	4,382	6,003	787
2012	1,754	4,420	6,174	775
2013	1,685	4,858	6,543	754
2014	1,830	4,925	6,755	727
2015 and beyond	11,298	22,492	33,790	3,104

The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $3,489, $1,773 and $1,297 in 2009, 2008 and 2007, respectively, representing the annual accrued benefits under this plan. Included in the 2009 charge is a settlement charge of $2,443 in connection with the retirement of the Company’s former CEO.

Defined Contribution Plan

The Company has a 401(k) plan with an employer match covering substantially all domestic employees. Effective January 1, 2006, the plan added a nonelective contribution on behalf of participants who have completed one year of service equal to 3% of the eligible participants’ compensation. The Company suspended its elective match to the plan and made its nonelective contribution to the plan in the form of Company common stock in 2009. Total Company contributions were $1,000, $1,774 and $1,634 for 2009, 2008 and 2007, respectively.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 14—Debt

Debt consisted of the following:

	December 31,
	2009	2008
Industrial development authority monthly 5.60% fixed rate demand bonds maturing 2018	$5,000	$5,000
Industrial development authority monthly 5.26% fixed rate demand bond maturing 2028	10,000	10,000
Credit facilities (2.54% weighted average borrowing rate at December 31, 2009)	46,428	71,469
Ohio Department of Development term loan (see below)	3,500	—
Other debt obligations (including capital leases)	1,188	2,398

	66,116	88,867
Short-term debt	(1,428)	(3,140)
Current portion of long-term debt	(1,003)	(1,491)

	$63,685	$84,236

During the next five years, payments on the Company’s debt, including capital lease maturities, are due as follows: $2,431 in 2010, $511 in 2011, $45,400 in 2012, $346 in 2013, $320 in 2014 and $17,108 beyond 2014.

The Company’s primary credit facility is a syndicated multicurrency credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other financial institutions as lenders. The maximum principal amount available for revolving credit borrowings is $125,000, which can be increased to $175,000 at the Company’s option if lenders agree to increase their commitments and the Company satisfies certain conditions. The maturity date of the credit facility is 2012. In general, borrowings under the credit facility bear interest at either a base rate or LIBOR rate plus a margin based on the Company’s consolidated leverage ratio.

As discussed in a Current Report on Form 8-K filed on February 20, 2009, the Company amended its credit facility to provide covenant relief related to the 2008 and 2009 restructuring programs and the CEO transition costs. In addition, the amendment temporarily increased the maximum permitted leverage ratio from 3.5 to 4.0 to 1 for the quarters ended June 30, 2009 and September 30, 2009, and to 3.75 to 1 for the quarters ended December 31, 2009 and March 31, 2010.

In May 2008, the Company entered into a financing agreement to issue a $10,000 Industrial Development Revenue Bond to finance the expansion of the Company’s Middletown, Ohio manufacturing facility. Proceeds from the bond issuance are restricted, and can be used only for capital expenditures related to the expansion. Of the $10,000 received from the bond issuance, approximately $7,642 had been expended at December 31, 2009. In February 2009, the Company also amended its Industrial Revenue Bonds totaling $15,000 to provide for the same changes in terms as the Company’s primary credit facility.

Also, as previously disclosed in a Current Report on Form 8-K filed on May 20, 2008, the Company’s Middletown, Ohio expansion project is being financed by a low interest rate $3,500 loan from the Ohio Department of Development, which was received in 2009. Interest only payments were required in 2009 and will continue through August 2010. Principal repayment on this loan begins in September, 2010 at 1% for 42 months, 2% for the next 60 months, and 3% for the next 24 months.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The provisions of the agreements require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2009 and 2008. Under its most restrictive covenants, the Company could have borrowed an additional $80,000 at December 31, 2009. At December 31, 2009 and 2008, the Company had approximately $46,428 and $71,469 outstanding on these credit lines at a weighted average borrowing rate of 2.54% and 3.55% (LIBOR plus a spread), respectively. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $40,000 at December 31, 2009. As of December 31, 2009, the Company is currently receiving a LIBOR rate and paying an additional average fixed rate of approximately 5% on its interest rate swaps. Five of the Company’s swaps mature in 2010, with the remaining three swaps maturing in 2012.

At December 31, 2009 and 2008, the amounts at which the Company’s debt is recorded are not materially different from their fair market value.

Note 15—Equity and Stock-Based Compensation

The Company has 30,000,000 shares of common stock authorized, with a par value of $1, and 11,085,549 shares issued as of December 31, 2009.

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

The Board of Directors can redeem the Rights for $.01 per Right at any time prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company’s common stock. Until a Right is exercised, the holder thereof will have no rights as a shareholder of the Company, including without limitation,

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

the right to vote or to receive dividends. Unless earlier redeemed or exchanged, the Rights will expire on March 20, 2010. The Company does not have a present intention to issue a new Rights plan upon its expiration.

In the fourth quarter of 2009, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”). The registration statement was declared effective on January 29, 2010 and permits the Company to offer and sell from time to time in one or more public offerings up to $100 million aggregate dollar amount of its securities, which may be shares of preferred stock (either separately or represented by depositary shares), common stock, debt securities and warrants to purchase the Company’s debt or equity securities, as well as units that include any of these securities, on terms, in each case, established at the time of the offering. While the Company does not have the present intention to conduct an offer of securities registered pursuant to the registration statement at this time, the registration statement provides the Company with the ability to issue registered debt or equity securities on an accelerated basis.

The Company applies the FASB’s guidance regarding share-based payments, which requires the recognition of the fair value of stock compensation in net income. The Company elected the modified prospective method in adopting the guidance. Under this method, the provisions of the guidance apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (e.g. Black-Scholes) and assumptions determined under the original provisions of the guidance as disclosed in the Company’s previous filings.

Effective October 3, 2008, Ronald J. Naples, Chairman, retired as the Company’s Chief Executive Officer. In accordance with Mr. Naples’ Employment, Transition and Consulting Agreement, Mr. Naples’ equity-based compensation awards (both nonvested stock and stock options) had to be remeasured and vesting accelerated to coincide with the October 3, 2008 retirement date. These actions resulted in incremental equity compensation expense of approximately $2,437 ($989 for nonvested stock and $1,448 for stock options) for the year ended December 31, 2008. These incremental expenses are included in the following reconciliation to total equity-based compensation expense for 2008.

The Company recognized approximately $2,130 of share-based compensation expense and $746 of related tax benefits in its consolidated statement of income for the year ended December 31, 2009. The compensation expense was comprised of $241 related to stock options, $989 related to nonvested stock awards, $49 related to the Company’s Employee Stock Purchase Plan, $723 related to its non-elective 401(k) matching contribution in stock and $128 related to the Company’s Director Stock Ownership Plan. The Company recognized approximately $3,901 of share-based compensation expense and $1,365 of related tax benefits in its consolidated statement of income for the year ended December 31, 2008. The compensation expense was comprised of $1,919 related to stock options, $1,809 related to nonvested stock awards, $46 related to the Company’s Employee Stock Purchase Plan, and $127 related to the Company’s Director Stock Ownership Plan. The Company recognized approximately $1,550 of share-based compensation expense and $543 of related tax benefits in its consolidated statement of income for the year ended December 31, 2007. The compensation expense was comprised of $408 related to stock options, $980 related to nonvested stock awards, $41 related to the Company’s Employee Stock Purchase Plan, and $121 related to the Company’s Director Stock Ownership Plan.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options become exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant for options issued in 1999 or later and ten years for options issued in prior years. Beginning in 1999, the LTIP program provided for common stock awards, the value of which was generally derived from Company performance over a three-year period. In the fourth quarter of 2007, the Company recorded equity-based compensation expense of $378 as it became probable that the performance condition regarding the Company’s 2005 grant would be achieved. Common stock awards issued in 2007, 2008 and 2009 under the LTIP program are subject only to time vesting over a three to five-year period. In addition, as part of the Company’s Global Annual Incentive Plan (“GAIP”), nonvested shares may be issued to key employees, which generally vest over a two to five-year period.

Stock option activity under all plans is as follows:

	2009			2008
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Options outstanding at January 1,	402,504	21.26		1,033,175	21.36
Options granted	165,990	6.93		145,184	19.45
Options exercised	—	—		(683,982)	21.43
Options forfeited	—	—		(14,411)	20.81
Options expired	(41,986)	22.27		(77,462)	17.83

Options outstanding at December 31,	526,508	16.66	3.6	402,504	21.26	3.1

Options exercisable at December 31,	311,875	21.24	2.1	311,741	21.43	2.4

	2007
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Options outstanding at January 1,	1,092,420	20.69
Options granted	166,065	23.13
Options exercised	(183,335)	18.46
Options forfeited	(29,956)	23.16
Options expired	(12,019)	24.04

Options outstanding at December 31,	1,033,175	21.36	3.1

Options exercisable at December 31,	808,035	21.16	2.3

The total intrinsic value of options exercised during 2009 was approximately $0. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of December 31, 2009, the total intrinsic value of options outstanding was $2,706, and the total intrinsic value of exercisable options was approximately $272.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

A summary of the Company’s outstanding stock options at December 31, 2009 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2009	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/2009	Weighted Average Exercise Price
$5.33—$7.98	165,990	6.15	6.93	—	—
$7.99—$18.62	—	—	—	—	—
$18.63—$21.28	210,005	2.65	19.64	175,237	19.67
$21.29—$23.94	131,513	2.35	22.82	117,638	22.78
$23.95—$26.60	19,000	1.29	26.05	19,000	26.05

	526,508	3.63	16.66	311,875	21.24

As of December 31, 2009, unrecognized compensation expense related to options granted in 2007 was $11, for options granted during 2008 was $78 and for options granted in 2009 was $244.

During the second quarter of 2006, the Company granted 120,600 stock options under the Company’s LTIP plan, that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.1%, expected volatility of 27.1%, risk-free interest rate of 5.0%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $9, $307 and $209 of expense was recorded on these options during 2009, 2008 and 2007, respectively. The fair value of these awards was amortized on a straight-line basis over the awards vesting period.

During the first quarter of 2007, the Company granted 166,065 stock options under the Company’s LTIP plan subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.4%, expected volatility of 27.0%, risk-free interest rate of 4.7%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $66, $660 and $199 of expense was recorded on these options during 2009, 2008 and 2007, respectively. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

During the first quarter of 2008, the Company granted 145,184 stock options under the Company’s LTIP plan subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.1%, expected volatility of 30.31%, risk-free interest rate of 3.15%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $72 and $951 of expense was recorded on these options during 2009 and 2008, respectively. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

During the first quarter of 2009, the Company granted 165,990 stock options under the Company’s LTIP plan subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 3.9%, expected volatility of 44.22%, risk-free interest rate of 2.09%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $94 of expense was recorded on these options during 2009. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Under the Company’s LTIP plan, 89,791 shares were outstanding as of December 31, 2008. In the first quarter of 2009, 75,760 shares of nonvested stock were granted at a weighted average grant date fair value of $6.93. In the second quarter of 2009, 19,056 shares of nonvested stock were granted to Directors at a weighted average grant date fair value of $15.11. As of December 31, 2009, 24,900 of these awards were vested, 1,500 shares were forfeited and 158,207 shares were outstanding. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of December 31, 2009, unrecognized compensation expense related to these awards was $915, to be recognized over a weighted average remaining period of 1.73 years.

Under the Company’s GAIP plan, 8,750 shares were outstanding as of December 31, 2008. In the first quarter of 2009, 66,000 shares were granted at a weighted average grant date fair value of $7.72. Through December 31, 2009, 4,375 shares vested, 700 shares were forfeited and 69,675 shares were outstanding. As of December 31, 2009, unrecognized compensation expense related to these awards was $381 to be recognized over a weighted average remaining period of 2.23 years.

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

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Company’s Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may elect to adjust the number of shares. As of December 31, 2009, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock receives 25% of the annual retainer in Common Stock and 75% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. Currently, the annual retainer is $32. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. The Company recorded approximately $128, $127 and $121 of expense in 2009, 2008 and 2007, respectively.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 16—Earnings Per Share

Effective January 1, 2009, the Company adopted FASB’s guidance regarding the calculation of earnings per share for nonvested stock awards with rights to non-forfeitable dividends. The guidance requires nonvested stock awards with rights to non-forfeitable dividends to be included as part of the basic weighted average share calculation under the two-class method. The Company previously included such shares as part of its diluted share calculation under the treasury stock method, in accordance with the FASB’s previous guidance regarding share-based payments and calculating earnings per share. The guidance requires retrospective application for all prior periods presented.

The following table summarizes EPS calculations for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
Basic Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$16,220	$11,132	$15,471
Less: income allocated to participating securities	(280)	(123)	(147)

Net income available to common shareholders	$15,940	$11,009	$15,324

Basic weighted average common shares outstanding	10,806,518	10,419,654	9,986,347
Basic earnings per common share	$1.48	$1.06	$1.53
Diluted Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$16,220	$11,132	$15,471
Less: income allocated to participating securities	(279)	(123)	(146)

Net income available to common shareholders	$15,941	$11,009	$15,325

Basic weighted average common shares outstanding	10,806,518	10,419,654	9,986,347
Effect of dilutive securities, employee stock options	59,244	67,340	81,729

Diluted weighted average common shares outstanding	10,865,762	10,486,994	10,068,076

Diluted earnings per common share	$1.47	$1.05	$1.52

The following number of stock options are not included in dilutive earnings per share since in each case the exercise price is greater than the average market price for the applicable period: 360,518, 162,183 and 413,753 in 2009, 2008 and 2007, respectively.

Note 17—Business Segments

The Company organizes its segments by type of product sold. The Company’s reportable segments are as follows:

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

The table below presents information about the reported segments for the years ended December 31:

	Metalworking Process Chemicals	Coatings	Other Chemical Products	Total
2009
Net sales	$419,226	$30,372	$1,892	$451,490
Operating income	72,440	6,798	(129)	79,109
Depreciation	8,630	625	39	9,294
Segment assets	379,924	17,592	955	398,471
Expenditures for long-lived assets	13,747	58	29	13,834
2008
Net sales	$540,094	$37,327	$4,220	$581,641
Operating income	61,120	8,714	91	69,925
Depreciation	9,252	639	72	9,963
Segment assets	362,676	21,217	1,546	385,439
Expenditures for long-lived assets	11,317	425	—	11,742
2007
Net sales	$506,033	$36,646	$2,918	$545,597
Operating income	74,285	8,305	102	82,692
Depreciation	9,747	706	56	10,509
Segment Assets	377,770	20,012	1,267	399,049
Expenditures for long-lived assets	8,973	192	—	9,165

Operating income comprises revenue less related costs and expenses. Nonoperating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated affiliates.

A reconciliation of total segment operating income to total consolidated income before taxes for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Total operating income for reportable segments	$79,109	$69,925	$82,692
Restructuring and related charges	(2,289)	(2,916)	—
CEO transition charges	(2,443)	(3,505)	—
Environmental charges	—	—	(3,300)
Non-operating charges	(46,980)	(41,468)	(51,811)
Depreciation of corporate assets and amortization	(1,309)	(2,093)	(2,374)
Interest expense	(5,533)	(5,509)	(6,426)
Interest income	728	1,100	1,376
Other income, net	2,409	1,095	2,578

Consolidated income before taxes	$23,692	$16,629	$22,735

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Net sales are attributed to geographic region based on the location of the originating seller. Net sales and long-lived asset information by geographic area as of and for the years ended December 31 is as follows:

	2009	2008	2007
Net sales
North America	$172,035	$239,466	$232,550
Europe	130,217	175,741	168,982
Asia/Pacific	93,389	98,231	82,059
South America	52,197	64,998	58,538
South Africa	3,652	3,205	3,468

Consolidated	$451,490	$581,641	$545,597

	2009	2008	2007
Long-lived assets
North America	$67,523	$57,088	$56,442
Europe	28,599	27,485	28,012
Asia/Pacific	13,360	13,704	12,802
South America	6,280	4,721	6,334
South Africa	25	22	39

Consolidated	$115,787	$103,020	$103,629

Note 18—Business Acquisitions and Divestitures

In May 2007, the Company’s Q2 Technologies, (“Q2T”) joint venture acquired the oil and gas field chemical business of Frontier Research and Chemicals Company, Inc., for $527 cash. The acquisition of this business was compatible with the products provided by Q2T and represented an attractive market addition. In connection with the acquisition, $394 of intangible assets were recorded to be amortized over five years.

In the fourth quarter of 2006, the Company acquired the remaining interest in its Chinese joint venture. In accordance with the purchase agreement, payments for the acquisition were required as follows: $614 within five business days of closing, $825 one year from the closing date, $825 two years from the closing date, and $889 three years from the closing date. The Company recorded the present value of the remaining payments as debt at the time of acquisition. The Company made the final payment in the fourth quarter of 2009. In addition, the Company allocated $797 to intangible assets, comprising customer lists to be amortized over ten years and a non-competition agreement to be amortized over two years. The Company also recorded $230 of goodwill, which was assigned to the metalworking process chemicals segment.

In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6,700. In addition, annual $1,000 payments for four years were paid subject to the former minority partners’ compliance with the terms of the purchase agreement. The final payment was made in February 2009. All four payments were recorded as goodwill and assigned to the metalworking process chemicals segment. Additionally, in connection with the acquisition, the Company allocated $1,475 to intangible assets, comprising customer lists of $600 to be amortized over 20 years and non-competition agreements of $875 to be amortized over five years. The Company also recorded $610 of goodwill, which was assigned to the metalworking process chemicals segment.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 19—Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter of 2009 and no impairment charge was warranted. The Company has recorded no impairment charges in the past. The changes in carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2007	$35,708	$8,081	$43,789

Goodwill additions	1,000	—	1,000
Currency translation adjustments	(3,792)	—	(3,792)

Balance as of December 31, 2008	$32,916	$8,081	$40,997

Goodwill additions	1,000	—	1,000
Currency translation adjustments and other	4,518	—	4,518

Balance as of December 31, 2009	$38,434	$8,081	$46,515

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of December 31 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2009	2008	2009	2008
Amortized intangible assets
Customer lists and rights to sell	$8,373	$8,108	$4,428	$3,815
Trademarks and patents	1,788	1,788	1,788	1,788
Formulations and product technology	3,278	3,278	2,450	2,192
Other	3,409	3,072	3,203	2,634

Total	$16,848	$16,246	$11,869	$10,429

The Company recorded $1,078, $1,177 and $1,197 of amortization expense in 2009, 2008 and 2007, respectively. Estimated annual aggregate amortization expense for the subsequent five years is as follows:

For the year ended December 31, 2010	$880
For the year ended December 31, 2011	$816
For the year ended December 31, 2012	$718
For the year ended December 31, 2013	$537
For the year ended December 31, 2014	$301

The Company has one indefinite-lived intangible asset of $600 for trademarks.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 20—Other Assets

Other assets comprise:

	December 31,
	2009	2008
Restricted insurance settlement	$25,998	$22,401
Pension assets	6,733	3,133
Deferred compensation assets	1,051	1,104
Supplemental retirement income program	1,869	3,437
Uncertain tax positions	1,174	1,636
Other	2,712	2,377

Total	$39,537	$34,088

In December 2005, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $15,000. In accordance with the agreement, the subsidiary received $7,500 cash in December 2005 and the remaining $7,500 in December of 2006. In the first quarter of 2007, the subsidiary reached a settlement agreement and release with another one of its insurance carriers for $20,000 payable in four annual installments of $5,000, the first of which was received in the second quarter of 2007, the second of which was received in the first quarter of 2008 and the third installment was received in the first quarter of 2009. Under the latest settlement and release agreement, the final installment is contingent upon whether or not Federal asbestos litigation is adopted by the due date of such installment. If Federal asbestos legislation is so enacted, and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the final installment will be cancelled. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. The proceeds of the settlement and release agreements have been deposited into interest bearing accounts which earned approximately $204 and $306 in 2009 and 2008, respectively, offset by $1,608 and $1,556 of payments in 2009 and 2008, respectively. Due to the restricted nature of the proceeds, a corresponding deferred credit was established in “Other non-current liabilities” for an equal and offsetting amount, and will remain until the restrictions lapse or the funds are exhausted via payments of claims and costs of defense. See Notes 21 and 22 of Notes to Consolidated Financial Statements.

Note 21—Other Non-Current Liabilities

	December 31,
	2009	2008
Restricted insurance settlement	$25,998	$22,401
Uncertain tax positions	10,680	11,914
Environmental reserves	1,237	1,718
Fair value of interest rate swaps	1,154	3,105
Other (primarily deferred and long-term compensation agreements)	3,248	3,532

Total	$42,317	$42,670

See also Notes 20 and 22 of Notes to Consolidated Financial Statements.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 22—Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000 in two equal payments of $1,000 (the first payment paid October 31, 2007 and the second payment paid on February 15, 2008). In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the Federal maximum contaminant level for four consecutive quarterly sampling events. During the third quarter of 2007, the Company recognized a $3,300 charge made up of $2,000 for the settlement of the litigation, plus an increase in its reserve for its soil and water remediation program of $1,300. As of December 31, 2009, the Company believes that the range of potential-known liabilities associated with ACP contamination including the water and soil remediation program is approximately $1,700 to $2,800, for which the Company has sufficient reserves.

The low and high ends of the range are based on the length of operation of the two extraction wells as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction wells, groundwater monitoring, one-time expenses to insure P-3 is hydraulically containing the PERC plume and program management. The duration of the well operation was estimated based on historical trends in concentrations in the monitoring wells within the proximity of the applicable extraction wells. Also factored into the model was the impact of water injected into the underground aquifer from a planned recharge basin adjacent to the ACP site as well as from an injection well to be installed and operated by OCWD as part of the groundwater treatment system for contaminants which are the subject of the aforementioned litigation. Based on the modeling, it is estimated that P-2 will operate for another two years and P-3 will operate for three years to up to six years. Operation and maintenance costs were based on historical expenditures and estimated inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period. Also included in the reserve are anticipated expenditures to operate an on-site soil vapor extraction system.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $99 was accrued at December 31, 2009 and December 31, 2008, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $8,500 (excluding costs of defense).

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary has challenged the applicability of these limits to the claims being brought against the subsidiary. In response to this challenge, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement are structured to be received over a four-year period with annual installments of $5,000, the first of which was received early in the second quarter of 2007, the second of which was received in the first quarter of 2008 and the third of which was received in the first quarter of 2009. The final installment is contingent upon whether or not Federal asbestos legislation is adopted by the due date of such installment. If Federal asbestos legislation is so enacted, and such legislation eliminates the carrier’s obligation to make the installment payment and requires the carrier to contribute into a trust or similar vehicle as a result of the policies issued to the subsidiary, then the insurance carrier’s obligation to make the final installment will be cancelled. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes, that if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary. See also Notes 20 and 21 of Notes to Consolidated Financial Statements.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The Company leases certain manufacturing and office facilities and equipment under non-cancelable operating leases with various terms from one to 15 years expiring in 2019. Rent expense for 2009, 2008 and 2007 was $4,885, $4,473 and $4,239, respectively. The Company’s minimum rental commitments under non-cancelable operating leases at December 31, 2009, were approximately $4,531 in 2010, $3,634 in 2011, $3,488 in 2012, $2,689 in 2013, $2,352 in 2014, and $5,242 thereafter.

Note 23—Quarterly Results (unaudited)

	First(1)	Second(2)	Third(3)	Fourth(4)
2009
Net sales	$98,507	$102,335	$118,922	$131,726
Gross profit	28,714	36,037	44,472	47,615
Operating (loss) income	(272)	5,794	8,576	11,990
Net income attributable to Quaker Chemical Corporation	2	3,234	5,052	7,932
Net income attributable to Quaker Chemical Corporation per share—basic earnings per common share	$0.00	$0.29	$0.46	$0.72
Net income attributable to Quaker Chemical Corporation per share—diluted earnings per common share	$0.00	$0.29	$0.45	$0.71
2008
Net sales	$147,718	$158,188	$159,506	$116,229
Gross profit	43,635	44,786	46,525	28,115
Operating income (loss)	9,131	5,753	6,622	(1,563)
Net income (loss) attributable to Quaker Chemical Corporation	5,093	4,321	4,440	(2,722)
Net income (loss) attributable to Quaker Chemical Corporation per share—basic earnings (loss) per common share	$0.50	$0.42	$0.41	$(0.26)
Net income (loss) attributable to Quaker Chemical Corporation per share—diluted earnings (loss) per common share	$0.50	$0.41	$0.41	$(0.26)

(1)	Net income attributable to Quaker Chemical Corporation in the first quarter of 2009 includes restructuring charges of approximately $0.14 per diluted common share and a non-taxable gain of approximately $0.11 per diluted common share related to the sale of excess land in Europe.

(2)	Net income attributable to Quaker Chemical Corporation includes CEO transition costs of approximately $0.07 per diluted common share and $0.12 per diluted common share in the second quarters of 2009 and 2008, respectively. In addition, net income attributable to Quaker Chemical Corporation in the second quarter of 2008 includes a net arbitration award of approximately $0.04 per diluted common share related to litigation with one of the former owners of the Company’s Italian subsidiary and a tax refund of approximately $0.04 per diluted common share related to the Company’s investment in China.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

(3)	Net income attributable to Quaker Chemical Corporation includes CEO transition costs of approximately $0.07 per diluted common share and $0.10 per diluted common share in the third quarters of 2009 and 2008, respectively. In addition, net income attributable to Quaker Chemical Corporation includes tax benefits of approximately $0.02 and $0.10 per diluted common share in the third quarters of 2009 and 2008, respectively, resulting from the derecognition of several uncertain tax positions to the expiration of applicable statutes of limitation and resolution of tax audits for certain tax years.

(4)	Net loss attributable to Quaker Chemical Corporation in the fourth quarter of 2008 includes restructuring charges of approximately $0.18 per diluted common share. Net income (loss) attributable to Quaker Chemical Corporation also includes tax benefits of approximately $0.03 and $0.05 per diluted common share in the fourth quarters of 2009 and 2008, respectively, resulting from the derecognition of several uncertain tax positions to the expiration of applicable statutes of limitation and resolution of tax audits for certain tax years.

Note 24—Subsequent Events

Effective January 1, 2010, Venezuela’s economy is considered to be highly inflationary under U.S. generally accepted accounting principles since it has experienced a rate of general inflation in excess of 100% over the latest three-year period, based upon the blended Consumer Price Index and National Consumer Price Index. Accordingly, all gains and losses resulting from the remeasurement of the Company’s Venezuelan 50% owned equity affiliate (Kelko Quaker Chemical, S.A.) are required to be recorded directly in the statement of operations. On January 8, 2010, the Venezuelan government announced the devaluation of the Bolivar Fuerte and the establishment of a two-tier exchange structure. The Company expects to record a charge in the first quarter of 2010 of approximately $0.03 to $0.06 per diluted share to reflect the devaluation.

The Company evaluated subsequent events through March 3, 2010, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of December 31, 2009.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework . Based on its assessment, Quaker’s management has concluded that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Controls Over Financial Reporting

At the end of 2009, subsidiaries representing approximately 80% of consolidated revenue were operational on the Company’s global ERP system. The Company is currently in the process of upgrading its global ERP system in 2009. The Company is taking the necessary steps to monitor and maintain the appropriate internal controls during this period of change.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference is (i) the information beginning immediately following the caption “Proposal 1—Election of Directors and Nominee Biographies” in the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 12, 2010 to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2009 (the “2010 Proxy Statement”) to, but not including, the caption “Corporate Governance,” (ii) the information appearing in Item 4(a) of this Report, (iii) the information in the 2010 Proxy Statement beginning with and including the sub-caption, “Section 16(a) Beneficial Ownership Reporting Compliance” to, but not including the caption “Certain Relationships and Related Transactions,” and (iv) the information in the 2010 Proxy Statement beginning with and including the sub-caption “Code of Conduct” to, but not including the caption “Compensation Committee Interlocks and Insider Participation.”

Item 11.	Executive Compensation.

Incorporated by reference is the information in the 2010 Proxy Statement beginning with and including the caption “Compensation Committee Interlocks and Insider Participation” to, but not including the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference is the information in the 2010 Proxy Statement beginning immediately following the caption “Stock Ownership of Certain Beneficial Owners and Management” to, but not including the sub-caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2009. Each number of securities reflected in the table is a reference to shares of Quaker common stock.

Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	526,508	16.66	572,685	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	526,508	16.66	572,685

(1)	As of December 31, 2009, 299,450 of these shares were available for issuance as restricted stock awards under the Company’s 2001 Global Annual Incentive Plan, 240,096 shares were available for issuance upon the exercise of stock options and/or as restricted stock awards under the Company’s 2006 Long-Term Performance Incentive Plan, and 33,139 shares were available for issuance under the 2003 Director Stock Ownership Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Incorporated by reference is the information in the 2010 Proxy Statement beginning immediately following the sub-caption “Certain Relationships and Related Transactions” to, but not including, the caption “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm,” and the additional information in the 2010 Proxy Statement beginning with and including the sub-caption “Director Independence” to, but not including the sub-caption “Governance Committee Procedures for Selecting Director Nominees.”

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference is the information in the 2010 Proxy Statement beginning with and including the sub-caption “Audit Fees” to, but not including the statement recommending a vote for ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2010.

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

3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(i) —	Amended and Restated Articles of Incorporation dated July 16, 1990. Incorporated by reference to Exhibit 3(a) as filed by Registrant with Form 10-K for the year 1996.

3(ii) —	By-laws (as amended effective October 4, 2008). Incorporated by reference to Exhibit 10.1 as filed by Registrant with Form 10-Q for the quarter ended September 30, 2008.

4 —	Shareholder Rights Plan dated March 6, 2000. Incorporated by reference to Exhibit 1 to Form 8-K as filed by the Registrant on March 7, 2000.

10.1 —	Employment Agreement by and between Registrant and Jose Luiz Bregolato dated June 14, 1993. Incorporated by reference to Exhibit 10(k) as filed by Registrant with Form 10-K for the year 1995.*

10.2 —	Deferred Compensation Plan as adopted by the Registrant dated December 17, 1999, effective July 1, 1997. Incorporated by reference to Exhibit 10(ff) as filed by Registrant with Form 10-K for the year 1999.*

10.3 —	Supplemental Retirement Income Program adopted by the Registrant on November 6, 1984, as amended November 8, 1989. Incorporated by reference to Exhibit 10(gg) as filed by Registrant with Form 10-K for the year 1999.*

10.4 —	2001 Global Annual Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit 10(hh) as filed by Registrant with Form 10-K for the year 2001.*

10.5 —	2001 Long-Term Performance Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit 10(ii) as filed by Registrant with Form 10-K for the year 2001.*

10.6 —	2003 Director Stock Ownership Plan as approved May 14, 2003. Incorporated by reference to Exhibit 10(ww) as filed by the Registrant with Form 10-K for the year 2003.*

10.7 —	Change in Control Agreement by and between Registrant and Jose Luiz Bregolato, dated June 23, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(aaa) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10.8 —	Credit Agreement between Registrant and Bank of America, N.A. and ABN AMRO Bank, N.V. and Banc of America Securities, in the amount of $100,000,000, dated October 14, 2005. Incorporated by reference to Exhibit 10(jjj) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2005.

10.9 —	Amendment One to Registrant’s 2001 Long-Term Performance Incentive Plan, effective February 22, 2005. Incorporated by reference to Exhibit 10.1 as filed by Registrant with Form 8-K filed on March 15, 2005.*

10.10 —	Form of Stock Option Agreement for associates under Registrant’s 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.2 as filed by Registrant with Form 8-K filed on March 15, 2005.*

10.11 —	Settlement Agreement and Release between Registrant, an inactive subsidiary of the Registrant, and Hartford Accident and Indemnity Company dated December 12, 2005. Incorporated by reference to Exhibit 10(nnn) as filed by the Registrant with Form 10-K for the year 2005.

10.12 —	Amendment to Registrant’s Deferred Compensation Plan for key officers dated December 20, 2005. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on December 22, 2005.*

10.13 —	Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2001 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on March 6, 2006.*

10.14 —	2001 Global Annual Incentive Plan, as amended and restated. Incorporated by reference to Appendix D to the Registrant’s definitive proxy statement filed on March 31, 2006.*

10.15 —	2006 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix E to the Registrant’s definitive proxy statement filed on March 31, 2006.*

10.16 —	Form of Stock Option Agreement provided for associates under the Registrant’s 2006 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 8-K filed on May 12, 2006.*

10.17 —	Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2006 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on June 27, 2006.*

10.18 —	Employment Agreement by and between L. Willem Platzer and Quaker Chemical B.V., a Netherlands corporation and a subsidiary of Registrant, dated August 21, 2006. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on August 22, 2006.*

10.19 —	First Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated October 6, 2006. Incorporated by reference to Exhibit 10.30 as filed by the Registrant with Form 10-K for the year ended 2008.

10.20 —	2006 Long-Term Performance Incentive Plan (amended and restated effective November 8, 2006). Incorporated by reference to Exhibit 10(www) as filed by the Registrant with Form 10-K for the year ended 2006.*

10.21 —	Financing Agreement by and among Montgomery County Industrial Development Authority and Registrant and Brown Brothers Harriman & Co. dated February 1, 2007. Incorporated by reference to Exhibit 10(yyy) as filed by the Registrant with Form 10-K for the year ended 2006.

10.22 —	Settlement Agreement and Release between Registrant, an inactive subsidiary of Registrant and Federal Insurance Company dated March 26, 2007. Incorporated by reference to Exhibit 10(zzz) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007.

10.23 —	Change in Control Agreement by and between Registrant and L. Willem Platzer dated April 2, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10(aaaa) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007.*

10.24 —	Change in Control Agreement by and between Registrant and Jan F. Nieman dated June 27, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10 (cccc) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2007.*

10.25 —	Memorandum of Employment dated June 28, 2007 between Registrant and Mark A. Featherstone, effective April 9, 2007. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on July 2, 2007.*

10.26 —	Amendment No.1 to the Registrant’s Director Stock Ownership Plan (as amended March 7, 2007) approved on July 25, 2007. Incorporated by reference to Exhibit 10.37 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.27 —	Second Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated August 13, 2007. Incorporated by reference to Exhibit 10(eeee) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.

10.28 —	Claim Handling and Funding Agreement between SB Decking, Inc., an inactive subsidiary of Registrant, and Employers Insurance Company of Wausau dated September 25, 2007. Incorporated by reference to Exhibit 10(ffff) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.

10.29 —	Settlement Agreement and Mutual Release entered into between AC Products, Inc., wholly owned subsidiary of Registrant, and Orange County Water District, effective November 8, 2007. Incorporated by reference to Exhibit 10.47 as filed by the Registrant with Form 10-K for the year ended 2007.

10.30 —	Financing Agreement by and among Butler County Port Authority and Registrant and Brown Brothers Harriman & Co. dated May 15, 2008. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.31 —	Engineering, Procurement and Construction Contract by and between Registrant and FMC Technologies, Inc., effective May 14, 2008. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.32 —	Employment, Transition and Consulting Agreement by and between Registrant and Ronald J. Naples dated May 22, 2008, effective May 7, 2008. Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.*

10.33 —	1995 Naples Supplemental Retirement Income Program and Agreement (as amended and restated effective May 7, 2008) dated May 22, 2008. Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.*

10.34 —	Employment Agreeement by and between Registrant and Michael F. Barry dated July 1, 2008. Incorporated by reference to Exhibit 10.5 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.*

10.35 —	Change in Control Agreement by and between Registrant and Michael F. Barry dated July 1, 2008. Incorporated by reference to Exhibit 10.6 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.*

10.36 —	Butler County Port Authority Industrial Development Revenue Bond dated May 15, 2008. Incorporated by reference to Exhibit 10.7 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.37 —	Expatriate Agreement by and between Jan F. Nieman and Quaker Chemical Limited (Hong Kong) and Quaker Chemical B.V., both subsidiaries of Registrant, dated June 3, 2003, effective August 1, 2003 and Amended Expatriate Agreement by and between Jan F. Nieman and Quaker Chemical (China) Co. Ltd., Quaker Chemical Limited (Hong Kong) and Quaker Chemical B.V., all subsidiaries of Registrant, dated July 27, 2008, effective August 1, 2008.*

10.38 —	Memorandum of Employment by and between Registrant and Joseph F. Matrange dated September 30, 2008. Incorporated by reference to Exhibit 10.48 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.39 —	Memorandum of Employment by and between Registrant and D. Jeffry Benoliel dated October 1, 2008. Incorporated by reference to Exhibit 10.49 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.40 —	Consultancy Agreement by and between Registrant and Mark Harris dated October 29, 2008. Incorporated by reference to Exhibit 10.50 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.41 —	Compromise Agreement by and between Registrant and Mark Harris dated October 29, 2008. Incorporated by reference to Exhibit 10.51 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.42 —	Amendment to Memorandum of Employment by and between Mark A. Featherstone and Registrant dated November 19, 2008, effective January 1, 2008. Incorporated by reference to Exhibit 10.52 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.43 —	Change in Control Agreement by and between Registrant and Mark A. Featherstone dated November 19, 2008, effective January 1, 2008. Incorporated by reference to Exhibit 10.53 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.44 —	Change in Control Agreement by and between Registrant and D. Jeffry Benoliel dated November 19, 2008, effective January 1, 2008. Incorporated by reference to Exhibit 10.54 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.45 —	Change in Control Agreement by and between Registrant and Joseph F. Matrange dated November 19, 2008, effective October 1, 2008. Incorporated by reference to Exhibit 10.55 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.46 —	Change in Control Agreement by and between Registrant and Ronald S. Ettinger dated November 19, 2008, effective October 1, 2008. Incorporated by reference to Exhibit 10.56 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.47 —	Change in Control Agreement by and between Registrant and George H. Hill dated November 19, 2008, effective October 1, 2008. Incorporated by reference to Exhibit 10.57 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.48 —	Supplemental Retirement Income Program (as amended and restated effective January 1, 2008), approved November 19, 2008. Incorporated by reference to Exhibit 10.58 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.49 —	Directors’ Deferred Compensation Plan (amended and restated as of January 1, 2005), approved November 19, 2008. Incorporated by reference to Exhibit 10.59 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.50 —	Amendment No. 1 to the 2001 Global Annual Incentive Plan (as amended and restated effective January 1, 2006), approved November 19, 2008. Incorporated by reference to Exhibit 10.60 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.51 —	Amendment No. 1 to the 2006 Long-Term Performance Incentive Plan (as amended and restated effective November 8, 2006), approved November 19, 2008. Incorporated by reference to Exhibit 10.61 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.52 —	Third Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated February 13, 2009, effective February 17, 2009. Incorporated by reference to Exhibit 10.62 as filed by the Registrant with Form 10-K for the year ended 2008.

10.53 —	Amendment No. 2 to the Quaker Chemical Corporation 2003 Director Stock Ownership Plan (As Amended March 7, 2007). Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2009.*

21 —	Subsidiaries and Affiliates of the Registrant

23 —	Consent of Independent Registered Public Accounting Firm

31.1 —	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 —	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 —	Certification of Michael F. Barry pursuant to 18 U.S.C. Section 1350.

32.2 —	Certification of Mark A. Featherstone pursuant to 18 U.S.C. Section 1350.

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.

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
Michael F. Barry Chairman of the Board, Chief Executive Officer and President

Date: March 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ MICHAEL F. BARRY Michael F. Barry Chairman of the Board, Chief Executive Officer and President	Principal Executive Officer and Director	March 3, 2010

/s/ MARK A. FEATHERSTONE Mark A. Featherstone Vice President, Chief Financial Officer and Treasurer	Principal Financial Officer	March 3, 2010

/s/ GEORGE H. HILL George H. Hill Global Controller	Principal Accounting Officer	March 3, 2010

/s/ JOSEPH B. ANDERSON, JR. Joseph B. Anderson, Jr.	Director	March 3, 2010

/s/ PATRICIA C. BARRON Patricia C. Barron	Director	March 3, 2010

/s/ DONALD R. CALDWELL Donald R. Caldwell	Director	March 3, 2010

/s/ ROBERT E. CHAPPELL Robert E. Chappell	Director	March 3, 2010

/s/ WILLIAM R. COOK William R. Cook	Director	March 3, 2010

/s/ EDWIN J. DELATTRE Edwin J. Delattre	Director	March 3, 2010

/s/ JEFFRY D. FRISBY Jeffry D. Frisby	Director	March 3, 2010

/s/ Ronald J. Naples	Director	March __, 2010

/s/ ROBERT H. ROCK Robert H. Rock	Director	March 3, 2010