Form 10-Q
period 2010-03-31
QUAKER CHEMICAL CORP
filed 2010-04-27
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on March 31, 2010	11,151,787

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	March 31, 2010	December 31, 2009*

ASSETS
Current assets
Cash and cash equivalents	$24,820	$25,051
Construction fund (restricted cash)	407	2,358
Accounts receivable, net	110,587	108,793
Inventories
Raw materials and supplies	27,371	23,495
Work-in-process and finished goods	27,087	26,545
Prepaid expenses and other current assets	12,929	12,656

Total current assets	203,201	198,898

Property, plant and equipment, at cost	187,639	190,980
Less accumulated depreciation	(122,078)	(123,554)

Net property, plant and equipment	65,561	67,426
Goodwill	45,509	46,515
Other intangible assets, net	5,272	5,579
Investments in associated companies	8,836	8,824
Deferred income taxes	31,510	31,692
Other assets	46,941	39,537

Total assets	$406,830	$398,471

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,485	$2,431
Accounts and other payables	56,949	60,939
Accrued compensation	10,443	16,656
Accrued pension and postretirement benefits	4,702	4,717
Other current liabilities	16,700	15,224

Total current liabilities	91,279	99,967

Long-term debt	71,099	63,685
Deferred income taxes	8,613	8,605
Accrued pension and postretirement benefits	26,865	27,602
Other non-current liabilities	45,859	42,317

Total liabilities	243,715	242,176

Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding 2010 – 11,151,787; 2009 – 11,085,549 shares	11,152	11,086
Capital in excess of par value	30,277	27,527
Retained earnings	129,994	123,140
Accumulated other comprehensive loss	(14,058)	(10,439)

Total Quaker shareholders’ equity	157,365	151,314

Noncontrolling interest	5,750	4,981

Total equity	163,115	156,295

Total liabilities and equity	$406,830	$398,471

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (Dollars in thousands, except per share and share amounts) Three Months Ended March 31,
	2010	2009
Net sales	$128,320	$98,507
Cost of goods sold	80,980	69,793

Gross margin	47,340	28,714
Selling, general and administrative expenses	33,669	26,697
Restructuring and related activities	—	2,289

Operating income (loss)	13,671	(272)
Other income, net	763	1,454
Interest expense	(1,311)	(1,242)
Interest income	184	153

Income before taxes and equity in net loss of associated companies	13,307	93
Taxes (tax benefit) on income before equity in net loss of associated companies	3,181	(251)

Income before equity in net loss of associated companies	10,126	344
Equity in net loss of associated companies	(89)	(142)

Net income	10,037	202
Less: Net income attributable to noncontrolling interest	618	200

Net income attributable to Quaker Chemical Corporation	$9,419	$2

Per share data:
Net income attributable to Quaker Chemical Corporation Common Shareholders – basic	$0.85	$0.00
Net income attributable to Quaker Chemical Corporation Common Shareholders – diluted	$0.84	$0.00
Dividends declared	$0.23	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands) For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$10,037	$202
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,593	2,458
Amortization	254	257
Equity in net loss of associated companies, net of dividends	89	142
Deferred compensation and other, net	289	(2,852)
Stock-based compensation	727	352
Restructuring and related activities	—	2,289
Gain on disposal of property, plant and equipment	(32)	(1,193)
Insurance settlement realized	(345)	(144)
Pension and other postretirement benefits	(2,265)	(1,907)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(3,606)	7,196
Inventories	(5,332)	10,060
Prepaid expenses and other current assets	(1,360)	34
Accounts payable and accrued liabilities	(5,818)	(6,045)
Change in restructuring liabilities	—	(2,652)

Net cash (used in) provided by operating activities	(4,769)	8,197

Cash flows from investing activities
Investments in property, plant and equipment	(2,042)	(2,375)
Proceeds from disposition of assets	41	1,605
Payments related to acquisitions	—	(1,000)
Insurance settlement received and interest earned	5,038	5,056
Change in restricted cash, net	(2,742)	(4,086)

Net cash provided by (used in) investing activities	295	(800)

Cash flows from financing activities
Net decrease in short-term borrowings	—	(1,619)
Proceeds from long-term debt	7,583	1,584
Repayment of long-term debt	(122)	(7,728)
Dividends paid	(2,550)	(2,492)
Stock options exercised, other	135	69
Excess tax benefit related to stock option exercises	321	—

Net cash provided by (used in) financing activities	5,367	(10,186)

Effect of exchange rate changes on cash	(1,124)	(126)

Net decrease in cash and cash equivalents	(231)	(2,915)
Cash and cash equivalents at beginning of period	25,051	20,892

Cash and cash equivalents at end of period	$24,820	$17,977

Supplemental cash flow disclosures:
Non-cash activities:
Excess tax benefit related to stock option exercises	$1,633	$—
Restricted insurance receivable (See also Note 13 of Notes to Condensed Consolidated Financial Statements)	5,000	5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. Certain reclassifications of prior years’ data have been made to improve comparability. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009.

Effective January 1, 2010, the Venezuelan economy was considered to be hyperinflationary under generally accepted accounting principles in the United States, since it has experienced a rate of general inflation in excess of 100% over the latest three-year period, based upon the blended Consumer Price Index and National Consumer Price Index. Accordingly, all gains and losses resulting from the remeasurement of the Company’s Venezuelan 50% equity affiliate (Kelko Quaker Chemical, S.A.) are required to be recorded directly in the statement of operations. On January 8, 2010, the Venezuelan government announced the devaluation of the Bolivar Fuerte and the establishment of a two-tiered exchange structure. As a result of the devaluation, the Company recorded a charge of approximately $0.03 per diluted share, in the first quarter of 2010.

The Company has been and will recognize certain accelerated and other costs in accordance with the retirement of the Company’s former CEO. The Company expects to incur a final charge of $1,265 later in 2010 related to the former CEO’s supplemental retirement income plan.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $12,559 and $4,831 for the three months ended March 31, 2010 and 2009, respectively.

Note 2 – Recently Issued Accounting Standards

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

Note 3 – Restructuring and Related Activities

In the first quarter of 2009, Quaker’s management implemented a restructuring program totaling $2,289. The Company completed the initiatives under this program during 2009.

Note 4 – Income Taxes and Uncertain Income Tax Positions

The Company’s low first quarter effective tax rate of 24% reflects the expiration of applicable statutes of limitations for uncertain tax positions of approximately $0.11 per diluted share. The tax benefit recorded in the first quarter of 2009 reflects no tax provided on the gain related to the Company’s disposition of land in Europe due to the utilization of net operating losses not previously benefited.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

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

At December 31, 2009, the Company’s cumulative liability for gross unrecognized tax benefits was $10,686. As of March 31, 2010, the Company’s cumulative liability for gross unrecognized tax benefits was $9,978.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in its Consolidated Statement of Income. The Company had accrued $1,850 for cumulative interest and $911 for cumulative penalties at December 31, 2009. The Company has recognized ($104) for interest and $118 for penalties on its Consolidated Statement of Income for the three-month period ended March 31, 2010 and at that date, the Company had accrued $1,649 for cumulative interest and $992 for cumulative penalties.

During the quarter ended March 31, 2010, the Company derecognized several uncertain tax positions due to expiration of the applicable statutes of limitations for certain tax years. As a result, the Company recognized a $923 decrease in its cumulative liability for gross unrecognized tax benefits. The Company estimates that during the year ended December 31, 2010 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1,800 to $1,900 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ended December 31, 2010.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the Netherlands and United Kingdom from 2004, Italy, Brazil, China and Spain from 2005, United States from 2006, France from 2008, and various domestic state tax jurisdictions from 1993.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

	Fair Value as of March 31, 2010	Fair Value Measurements at March 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$1,934	$—	$1,934	$—
Company-owned life insurance - Deferred compensation assets	587	—	587	—
Other deferred compensation assets
Large capitalization registered investment companies	64	64	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	7	7	—	—
International developed and emerging markets registered investment companies	37	37	—	—
Fixed income registered investment companies	10	10	—	—

Total	$2,643	$122	$2,521	$—

	Fair Value as of March 31, 2010	Fair Value Measurements at March 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Liabilities
Deferred compensation liabilities
Large capitalization registered investment companies	$586	$586	$—	$—
Mid capitalization registered investment companies	77	77	—	—
Small capitalization registered investment companies	122	122	—	—
International developed and emerging markets registered investment companies	195	195	—	—
Fixed income registered investment companies	51	51	—	—
Fixed general account	175	—	175	—
Interest rate derivatives	1,956	—	1,956	—

Total	$3,162	$1,031	$2,131	$—

	Fair Value as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$1,869	$—	$1,869	$—
Company-owned life insurance - Deferred compensation assets	622	—	622	—
Other deferred compensation assets
Large capitalization registered investment companies	64	64	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	7	7	—	—
International developed and emerging markets registered investment companies	39	39	—	—
Fixed income registered investment companies	11	11	—	—

Total	$2,616	$125	$2,491	$—

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

	Fair Value as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Liabilities
Deferred compensation liabilities
Large capitalization registered investment companies	$557	$557	$—	$—
Mid capitalization registered investment companies	98	98	—	—
Small capitalization registered investment companies	108	108	—	—
International developed and emerging markets registered investment companies	205	205	—	—
Fixed income registered investment companies	64	64	—	—
Fixed general account	184	—	184	—
Interest rate derivatives	2,160	—	2,160	—

Total	$3,376	$1,032	$2,344	$—

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms. The fair values of Other deferred compensation assets and liabilities are based on quoted prices in active markets, with the exception of the fixed general account, which is based on quotes for like instruments with similar credit ratings and terms. The fair values of interest rate derivatives are based on quoted market prices from various banks for similar instruments. Upon review of the underlying assets upon which the deferred compensation liabilities are based, the Company reclassified the fixed general account from Level 1 to Level 2 as of December 31, 2009.

Note 6 – Hedging Activities

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk. The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices or credit risk. Quaker uses interest rate swaps to mitigate the impact of changes in interest rates. The swaps convert a portion of the Company’s variable interest rate debt to fixed interest rate debt and are designated as cash flow hedges and reported on the balance sheet at fair value. The effective portions of the hedges are reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affects earnings. The Company has no derivatives designated as fair value hedges and only has derivatives designated as hedging instruments under the FASB’s guidance. The notional amount of the Company’s interest rate swaps was $40,000 as of March 31, 2010 and December 31, 2009.

Information about the Company’s interest rate derivatives is as follows (in thousands of dollars):

		Fair Value
	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current liabilities	$753	$1,006
Interest rate swaps	Other non-current liabilities	1,203	1,154

		$1,956	$2,160

Cash Flow Hedges

Interest Rate Swaps

		Three Months Ended March 31,
		2010	2009
Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		$105	$68

Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Interest Expense	$(454)	$(329)

Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Other Income	$—	$—

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 7 – Stock-Based Compensation

The Company recognized approximately $727 of share-based compensation expense for the three months ended March 31, 2010. The compensation expense was comprised of $95 related to stock options, $292 related to nonvested stock awards, $11 related to the Company’s Employee Stock Purchase Plan, $297 related to the Company’s non elective 401(k) matching contribution in stock, and $32 related to the Company’s Director Stock Ownership Plan. The Company also recognized $321 of excess tax benefits related to stock option exercises in the first quarter of 2010.

Based on historical experience, the Company has assumed a forfeiture rate of 13% on the nonvested stock. The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options become exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant for options issued in 1999 or later. Common stock awards issued under the LTIP program are subject only to time vesting over a three to five-year period. In addition, as part of the Company’s Global Annual Incentive Plan (“GAIP”), nonvested shares may be issued to key employees, which generally vest over a two to five-year period.

Stock option activity under all plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2009	526,508	$16.66
Options granted	110,939	18.82
Options exercised	(5,871)	13.25
Options expired	(4,800)	20.18

Balance at March 31, 2010	626,776	$17.05	4.0

Exercisable at March 31, 2010	387,795	$19.32	2.6

As of March 31, 2010, the total intrinsic value of options outstanding was approximately $6,164, and the total intrinsic value of exercisable options was $2,933. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at March 31, 2010 is as follows:

Range of Exercise Prices	Number Outstanding at 3/31/2010	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/2010	Weighted Average Exercise Price
$5.33 - $7.98	162,919	5.9	$6.93	52,262	$6.93
$7.99 - $18.62	—	—	—	—	—
$18.63 - $21.28	313,344	4.0	19.33	185,020	19.63
$21.29 - $23.94	131,513	2.1	22.82	131,513	22.82
$23.95 - $26.60	19,000	1.0	26.05	19,000	26.05

	626,776	4.0	17.05	387,795	19.32

As of March 31, 2010, unrecognized compensation expense related to options granted during 2008 was $60, for options granted during 2009 was $216 and for options granted in 2010 was $647.

During the first quarter of 2010, the Company granted 110,939 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 5.1%, expected volatility of 53.72%, a risk free interest rate of 2.85%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $38 of expense was recorded on these options during the first quarter of 2010. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Under the Company’s LTIP plan, 158,207 shares of nonvested stock were outstanding at December 31, 2009. In the first quarter of 2010, 41,204 shares of nonvested stock were granted at a weighted average grant date fair value of $18.82. As of March 31, 2010, no shares were forfeited, 16,600 shares vested and 182,811 were outstanding. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of March 31, 2010, unrecognized compensation expense related to these awards was $1,341, to be recognized over a weighted average remaining period of 2.22 years.

Under the Company’s GAIP plan, 69,675 shares were outstanding at December 31, 2009. Through March 31, 2010, no shares were granted, 4,375 shares vested, 750 shares were forfeited and 64,550 shares were outstanding. As of March 31, 2010, unrecognized compensation expense related to these awards was $332, to be recognized over a weighted average remaining period of 2.0 years.

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

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Company’s Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may elect to adjust the number of shares. As of December 31, 2009, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock receives 25% of the annual retainer in Common Stock and 75% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. Currently, the annual retainer is $32. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. The Company recorded $32 for each of the three months ended March 31, 2010 and 2009.

Note 8 – Earnings Per Share

The Company applies FASB’s guidance regarding the calculation of earnings per share using the two-class method. The Company includes nonvested stock awards with rights to non-forfeitable dividends as part of its basic weighted average share calculation.

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended March 31,
	2010	2009
Basic Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$9,419	$2
Less: income allocated to participating securities	(202)	(21)

Net income (loss) available to common shareholders	$9,217	$(19)
Basic weighted average common shares outstanding	10,879,225	10,745,286
Basic earnings per common share	$0.85	$0.00

Diluted Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$9,419	$2
Less: income allocated to participating securities	(201)	(21)

Net income (loss) available to common shareholders	$9,218	$(19)
Basic weighted average common shares outstanding	10,879,225	10,745,286
Effect of dilutive securities, common shares outstanding	118,513	—

Diluted weighted average common shares outstanding	10,997,738	10,745,286
Diluted earnings per common share	$0.84	$0.00

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

The following number of stock options are not included in the diluted earnings per share since in each case the exercise price is greater than the market price and the effect would have been anti-dilutive: 142,413 and 529,608 for the three months ended March 31, 2010 and 2009, respectively.

Note 9 – Business Segments

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

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments:

	Three Months Ended March 31,
	2010	2009
Metalworking Process Chemicals
Net Sales	$121,205	$90,799
Operating Income	25,519	9,639
Coatings
Net Sales	6,764	7,300
Operating Income	1,408	1,526
Other Chemical Products
Net Sales	351	408
Operating Income	(57)	(64)

Total
Net Sales	128,320	98,507
Operating Income	26,870	11,101
Restructuring and related charges	—	(2,289)
Non-operating expenses	(12,945)	(8,827)
Amortization	(254)	(257)
Interest expense	(1,311)	(1,242)
Interest income	184	153
Other income, net	763	1,454

Consolidated income before taxes and equity in net loss of associated companies	$13,307	$93

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated affiliates.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 10 – Equity, Noncontrolling Interest and Comprehensive Income (Loss)

The following table presents the changes in equity, noncontrolling interest and comprehensive income (loss) for the three months ended March 31, 2010 and 2009:

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling Interest	Comprehensive Income (Loss)	Total
Balance at December 31, 2009	$11,086	$27,527	$123,140	$(10,439)	$4,981		$156,295
Net income	—	—	9,419		618	$10,037
Currency translation adjustments	—	—	—	(3,998)	151	(3,847)
Defined benefit retirement plans	—	—	—	269	—	269
Current period changes in fair value of derivatives	—	—	—	105	—	105
Unrealized gain on available-for-sale securities	—	—	—	5	—	5

Comprehensive income						6,569	6,569

Comprehensive loss attributable to noncontrolling interest						(769)

Comprehensive income attributable to Quaker Chemical Corporation						$5,800

Dividends ($0.23 per share)	—	—	(2,565)	—	—		(2,565)
Share issuance and equity-based compensation plans	66	796	—	—	—		862
Excess tax benefit from stock option exercises	—	1,954	—	—	—		1,954

Balance at March 31, 2010	$11,152	$30,277	$129,994	$(14,058)	$5,750		$163,115

Balance at December 31, 2008	$10,833	$25,238	$117,089	$(27,237)	$3,952		$129,875
Net income	—	—	2		200	$202
Currency translation adjustments	—	—	—	(2,599)	(64)	(2,663)
Defined benefit retirement plans	—	—	—	289	—	289
Current period changes in fair value of derivatives	—	—	—	68	—	68
Unrealized loss on available-for-sale securities	—	—	—	(11)	—	(11)

Comprehensive loss						(2,115)	(2,115)
Comprehensive loss attributable to noncontrolling interest						(136)

Comprehensive loss attributable to Quaker Chemical Corporation						$(2,251)

Share issuance and equity-based compensation plans	164	257	—	—	—		421

Balance at March 31, 2009	$10,997	$25,495	$117,091	$(29,490)	$4,088		$128,181

During the first quarter of 2010, the Company recorded $1,954 of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheet, related to stock option exercises, which occurred over prior years. Previously, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s full-year 2010 projection of taxable income is expected to be sufficient to recognize these benefits. As a result, the Company recognized $321 of these benefits as a cash inflow from financing activities in its Condensed Consolidated Statement of Cash Flows which represents the Company’s estimate of cash savings through March 31, 2010.

Note 11 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the three months ended March 31, 2010 are as follows. The Company has recorded no impairment charges in the past:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2009	$38,434	$8,081	$46,515
Currency translation adjustments	(1,006)	—	(1,006)

Balance as of March 31, 2010	$37,428	$8,081	$45,509

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2010 and December 31, 2009 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2010	2009	2010	2009
Amortized intangible assets
Customer lists and rights to sell	$8,255	$8,373	$4,497	$4,428
Trademarks and patents	1,788	1,788	1,788	1,788
Formulations and product technology	3,278	3,278	2,514	2,450
Other	3,373	3,409	3,223	3,203

Total	$16,694	$16,848	$12,022	$11,869

The Company recorded $254 and $257 of amortization expense in the first three months of 2010 and 2009, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2010	$886
For the year ended December 31, 2011	$818
For the year ended December 31, 2012	$721
For the year ended December 31, 2013	$540
For the year ended December 31, 2014	$305
For the year ended December 31, 2015	$305

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Note 12 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Service cost	$511	$499	$4	$5
Interest cost and other	1,530	1,602	99	143
Expected return on plan assets	(1,384)	(1,183)	—	—
Other amortization, net	402	427	13	25

Net periodic benefit cost	$1,059	$1,345	$116	$173

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to make minimum cash contributions of $8,578 to its pension plans and $802 to its other postretirement benefit plan in 2010. As of March 31, 2010, $3,263 and $203 of contributions have been made, respectively.

Note 13 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000 in two equal payments of $1,000 (the first payment paid October 31, 2007 and the second payment paid on February 15, 2008). In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the Federal maximum contaminant level for four consecutive quarterly sampling events. During the third quarter of 2007, the Company recognized a $3,300 charge made up of $2,000 for the settlement of the litigation, plus an increase in its reserve for its soil and water remediation program of $1,300. As of March 31, 2010, the Company believes that the range of potential-known liabilities associated with ACP contamination including the water and soil remediation program, is approximately $1,600 to $2,700, for which the Company has sufficient reserves.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

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

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $99 was accrued at March 31, 2010 and December 31, 2009, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $8,500 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary. In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement were structured to be received over a four-year period with annual installments of $5,000, the final installment which was received in the first quarter of 2010. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes, that if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements—Continued

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

The revenue and earnings growth in the first quarter 2010 compared to the first quarter of 2009 was primarily due to a 35% increase in product volumes across the globe as the Company continued to recover from the economic downturn. The gross margin percentage improved due to cost reduction actions, a more favorable raw material cost environment and reduced automotive chemical management services (“CMS”) revenues reported on a gross basis. The Company’s selling, general and administrative expenses increased $7.0 million primarily due to higher incentive compensation, foreign exchange rate translation and higher selling costs on increased sales.

The first quarter 2010 results included a charge of $0.03 per diluted share related to devaluation of Venezuelan Bolivar Fuerte, as well as a benefit of $0.11 per diluted share related to the expiration of applicable statutes of limitations for uncertain tax positions. The first quarter 2009 results included a restructuring charge of $0.14 per diluted share and a gain of $0.11 per diluted share related to the disposition of land in Europe.

The net result was earnings per diluted share of $0.84 for the first quarter of 2010, a considerable improvement over the breakeven results in the first quarter of 2009. The improvement was driven by high steel industry demand in China, Brazil, India and Russia while industrial demand in North America and Europe continues to gradually recover from depressed levels.

While the Company continues to add new business and will benefit from continued improvement in key steel and automotive markets, the Company anticipates somewhat lower product volumes for the second half compared to the first half of 2010. This is primarily due to credit-tightening actions in China, seasonal factors relating to timing of shipments to certain customers, the ending of inventory restocking in the Company’s end use markets and the conclusion of tax incentives for automotive purchases in several countries. The combination of somewhat lower expected demand in the second half of 2010, the lag effects as the Company recovers its margins due to higher raw material costs and our continued investment in key growth initiatives will likely dampen earnings over the remaining quarters for 2010. However, the Company expects to deliver strong earnings over the rest of 2010 as the remaining quarters are still expected to equal or exceed the earnings we achieved in 2008 before the global economic crisis began. Longer-term, the Company expects to see good growth in our key markets as we are well positioned in the fastest growing economies as well as the expected above normal growth in the more mature markets as they recover over the coming years.

CMS Discussion

In 2003, the Company began to substantially increase the size and scope of its CMS contracts. The Company currently has more than 50 CMS contracts in North America, as well as additional CMS contracts in other areas of the world. Under its traditional CMS approach, the Company effectively acts as an agent, and the revenues and costs from these sales are reported on a net sales or “pass-through” basis. Under certain of its CMS contracts, the contracts are structured differently in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. Under this alternative structure, profit is dependent on how well the Company controls product costs and achieves product conversions from other third-party suppliers to its own products. As a result, under this structure, the Company recognizes in reported revenue the gross revenue received from the CMS site customer, and in cost of goods sold the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions, which may result in a decrease in reported gross margin as a percentage of sales.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $24.8 million at March 31, 2010 from $25.1 million at December 31, 2009. The $0.3 million decrease resulted primarily from $4.8 million of cash used in operating activities, $0.3 million of cash provided by investing activities and $5.4 million of cash provided by financing activities.

Net cash flows used in operating activities were $4.8 million in the first quarter of 2010 compared to $8.2 million of cash provided by operating activities in the first quarter of 2009. The Company’s improvement in net income was more than offset by increased investments in working capital. During the first quarter of 2009, the Company experienced significantly lower business activity as a result of the global economic downturn, which, in turn, greatly reduced the Company’s investment in working capital. As business volumes continued to increase throughout 2009 and in the first quarter of 2010, the Company’s need for working capital investment correspondingly increased. The Company has also been building its safety stock levels of certain inventory in response to shortages and related to the startup of our Middletown, Ohio plant expansion. The timing of incentive compensation payments in the first quarter of 2010 was the most significant factor other than changing business activity affecting the accounts payable and other accrued liabilities comparisons. In 2008, the Company’s results were below performance targets for incentive compensation, while in 2009 the Company exceeded performance targets. The Company’s first quarter 2009 disposition of land in Europe also impacted the cash flow comparisons.

Net cash flows provided by investing activities were $0.3 million in the first quarter of 2010 compared to $0.8 million of cash used in investing activities in the first quarter of 2009. The change in cash flow was driven by the first quarter 2009 final $1.0 million payment related to the 2005 acquisition of the remaining 40% interest in the Company’s Brazilian joint venture, the first quarter 2009 proceeds from disposition of land in Europe and increased 2010 cash flow from the Company’s construction fund related to the Company’s expansion of its Middletown, Ohio manufacturing facility.

In the first quarter of 2007, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $20.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The payments were structured to be received over a four-year period with annual installments of $5.0 million, the final installment which was received in the first quarter of 2010. During the third quarter of 2007, the same inactive subsidiary and one of its insurance carriers entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of the defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007.

Net cash flows provided by financing activities were $5.4 million for the first quarter of 2010, compared to $10.2 million of cash used in financing activities for the first quarter of 2009. The majority of the change was the result of net debt borrowings in 2010 compared to net debt repayments in 2009. In the first quarter of 2010, the Company borrowed primarily to fund working capital needs from increased business activity as well as the timing of payments of incentive compensation. In the first quarter of 2009, the cash flow generated from reduced working capital investments as a result of significantly curtailed business volumes enabled the debt repayments.

The Company’s primary credit line is a $125.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in 2012. At March 31, 2010 and December 31, 2009, the Company had approximately $54.0 million and $46.4 million outstanding, respectively. The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which could not exceed 3.75 to 1 at March 31, 2010 and December 31, 2009. The Company’s consolidated leverage ratio was below 2.0 to 1 at both March 31, 2010 and December 31, 2009. As discussed in a Current Report on Form 8-K filed on February 20, 2009, the Company amended its credit facility to provide covenant relief related to the 2008 and 2009 restructuring programs and the CEO transition costs and temporarily increased the maximum permitted leverage ratio through March 31, 2010. Going forward, the Company’s consolidated leverage ratio cannot exceed 3.5 to 1. In February 2009, the Company also amended two Industrial Revenue Bonds totaling $15.0 million to provide for the same changes in terms as the credit facility. The Company has entered into interest rate swaps with a combined notional value of $40.0 million as of March 31, 2010, in order to fix a portion of its variable rate debt. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

At March 31, 2010, the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, was $12.6 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $6.1 million as a result of offsetting benefits in other tax jurisdictions.

The Company’s net debt-to-total-capital ratio remained strong at 24% as of March 31, 2010, compared to 31% as of March 31, 2009 and 20% as of December 31, 2009. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

Operations

Comparison of First Quarter 2010 with First Quarter of 2009

Net sales for the first quarter were $128.3 million, up 30% from $98.5 million for the first quarter of 2009. The increase in net sales was a result of higher volumes across the globe as the Company continues to recover from the economic downturn. Product volumes increased 35%, partially offset by a 5% decline in selling price and mix. Foreign exchange rates increased revenues by approximately 7%, which was offset by lower automotive CMS revenue as a result of lower revenue reported on a gross basis. On a sequential quarterly basis product volumes increased by approximately 3%.

The gross margin percentage of 36.9% represents considerable improvement over the 29.1% reported in the first quarter of 2009. This margin expansion was primarily the result of higher volumes, cost reduction actions taken, a more favorable raw material cost environment and the reduced automotive CMS revenues reported on a gross basis. The increase in gross margin percentage from the fourth quarter of 2009 was due to reduced CMS revenues reported on a gross basis, partially offset by higher costs related to the start-up of the Middletown, Ohio plant expansion, as well as increasing raw material prices and mix.

Selling, general and administrative expenses increased $7.0 million, or 26%, compared to the first quarter of 2009. Higher incentive compensation in the first quarter of 2010, compared to reductions of incentive compensation accruals in the first quarter of 2009 and foreign exchange rate increases, were the primary drivers of the increase, representing 82% of the increase. Higher commissions on improved sales and increased travel and other costs accounted for the remainder of the increase.

In response to the global economic downturn, the Company initiated restructuring programs and incurred charges of approximately $2.3 million or approximately $0.14 per diluted share, in the first quarter of 2009. The Company completed all restructuring initiatives in 2009.

The decrease in other income is primarily due to the first quarter 2009 gain related to the disposition of land in Europe. Equity in net loss of associated companies includes a charge of approximately $0.03 per diluted share, related to the first quarter 2010 devaluation of the Venezuelan Bolivar Fuerte. The increase in net income attributable to noncontrolling interests is due to stronger financial performances from those affiliates as they continue to recover from the global economic downturn.

The Company’s low first quarter 2010 effective tax rate of 24% reflects the expiration of applicable statutes of limitations for uncertain tax positions of approximately $0.11 per diluted share. The tax benefit recorded in the first quarter of 2009 reflects no tax provided for the land sale gain due to the utilization of net operating losses not previously benefited. The Company has experienced and expects to experience further volatility in its quarterly effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions. The Company currently expects additional derecognition of uncertain tax positions of approximately $0.11 per diluted share to occur later in 2010. However, the Company expects a higher effective tax rate for the full year 2010, compared to the first quarter 2010 rate. During the first quarter of 2010, the Company recorded $2.0 million of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheet, related to stock option exercises, which occurred over prior years. Previously, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s full-year 2010 projection of taxable income is expected to be sufficient to recognize these benefits. As a result, the Company recognized $0.3 million of these benefits as a cash inflow from financing activities in its Condensed Consolidated Statement of Cash Flows which represents the Company’s estimate of cash savings through March 31, 2010. At the end of 2009, the Company had net U.S. deferred tax assets totaling $16.3 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The global economic downturn has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Segment Reviews—Comparison of the First Quarter 2010 with First Quarter 2009

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 95% of the Company’s net sales in the first quarter of 2010. Net sales were up $30.4 million, or 33%, compared to the first quarter of 2009. Foreign currency translation positively impacted net sales by approximately 8%, driven by the E.U. Euro to U.S. Dollar, and Brazilian Real to U.S. Dollar exchange rates. The average U.S. Dollar to E.U. Euro exchange rate was 1.38 in the first quarter of 2010 compared to 1.31 in the first quarter of 2009, and the average U.S. Dollar to Brazilian Real exchange rate was 0.55 in the first quarter of 2010 compared to 0.43 in the first quarter of 2009. Net sales were positively impacted by increases of 4% in North America, 25% in Europe, 48% in Asia Pacific and 63% in South America, all on a constant currency basis. The increase in this segment’s sales was primarily attributable to increased product volumes of 39% impacting all regions as the Company continues to recover from the global economic downturn. The product volume increases were partially offset by a reduction in automotive CMS revenue, which was due, in part, to the renegotiation of certain contracts now reported on a pass-through versus gross basis. Consistent with the significant volume increases, this segment’s operating income increased $15.9 million. This segment’s operating income also benefited from savings from the Company’s restructuring efforts as well as a more favorable raw material environment.

Coatings

The Company’s coatings segment, which represented approximately 5% of the Company’s net sales in the first quarter of 2010, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were down $0.5 million, or 7%, for the first quarter of 2010 compared to the first quarter of 2009, primarily due to reduced volumes of chemical milling maskants sold to the aerospace industry as well as reduced coating sales to the construction industry. This segment’s operating income was down $0.1 million, consistent with the volume decline noted above.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales in the first quarter of 2010, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were down $0.1 million as a result of the downturn in the oil and gas market. Operating income was a slight loss for the first quarter of 2010, reflective of the noted volume decline.

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

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, forward-looking statements are also included in Quaker’s other periodic reports on Forms 10-K, 10-Q and 8-K, as well as in press releases and other materials released to, or statements made to, the public.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of March 31, 2010, Quaker had $54.0 million in borrowings under its credit facilities, compared to $46.4 million at December 31, 2009, at a weighted average borrowing rate of approximately 2.54% (LIBOR plus a spread). The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $40.0 million and a fair value of $(2.0) million and $(2.2) million at March 31, 2010 and December 31, 2009, respectively. As of the date of this Report, the Company is receiving a LIBOR rate and paying an average fixed rate of approximately 5% on its interest rate swaps. Five of the Company’s swaps with a notional value of $25.0 million mature in 2010, while the remaining three swaps with a notional value of $15.0 million mature in 2012. The counterparties to the swaps are major financial institutions. Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations. Reference is made to the information included under in Note 6 of Notes to Condensed Consolidated Financial Statements.

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

Evaluation of disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of such controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal controls. At the end of 2009, subsidiaries representing approximately 80% of consolidated revenue were operational on the Company’s global ERP system. The Company is currently in the process of adding additional locations to its global ERP system in 2010. The Company is taking the necessary steps to monitor and maintain its internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during this period of change.

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 6.	Exhibits

(a) Exhibits

10.1	–	Amended Expatriate Agreement by and between Jan F. Nieman and Quaker Chemical (China) Ltd., Quaker Chemical Limited (Hong Kong) and Quaker Chemical B.V., all subsidiaries of Registrant, dated April 6, 2010, Effective March 1, 2010.*

10.2	–	Employment Agreement by and between Registrant and Joseph Berquist dated April 1, 2010.*

10.3	–	Change in Control Agreement by and between Registrant and Joseph Berquist dated April 1, 2010.*

31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	–	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350

32.2	–	Certification of Mark A. Featherstone Pursuant to 18 U.S. C. Section 1350

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit.

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION (Registrant)

/S/ MARK A. FEATHERSTONE
Date: April 27, 2010	Mark A. Featherstone, officer duly authorized to sign this report, Vice President, Chief Financial Officer and Treasurer