Form 10-Q
period 2010-06-30
QUAKER CHEMICAL CORP
filed 2010-07-29
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on June 30, 2010	11,258,582

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	June 30, 2010	December 31, 2009*
ASSETS
Current assets
Cash and cash equivalents	$27,606	$25,051
Construction fund (restricted cash)	—	2,358
Accounts receivable, net	114,595	108,793
Inventories
Raw materials and supplies	28,409	23,495
Work-in-process and finished goods	26,435	26,545
Prepaid expenses and other current assets	13,149	12,656

Total current assets	210,194	198,898

Property, plant and equipment, at cost	181,547	190,980
Less accumulated depreciation	(118,688)	(123,554)

Net property, plant and equipment	62,859	67,426
Goodwill	44,452	46,515
Other intangible assets, net	5,012	5,579
Investments in associated companies	9,317	8,824
Deferred income taxes	31,210	31,692
Other assets	46,282	39,537

Total assets	$409,326	$398,471

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$3,596	$2,431
Accounts and other payables	62,200	60,939
Accrued compensation	13,012	16,656
Accrued pension and postretirement benefits	4,682	4,717
Other current liabilities	18,174	15,224

Total current liabilities	101,664	99,967

Long-term debt	60,975	63,685
Deferred income taxes	8,443	8,605
Accrued pension and postretirement benefits	26,235	27,602
Other non-current liabilities	45,462	42,317

Total liabilities	242,779	242,176

Equity
Common stock $1 par value; authorized 30,000,000 shares; issued 2010 – 11,258,582; 2009 – 11,085,549 shares	11,259	11,086
Capital in excess of par value	32,798	27,527
Retained earnings	136,497	123,140
Accumulated other comprehensive loss	(20,070)	(10,439)

Total Quaker shareholders’ equity	160,484	151,314

Noncontrolling interest	6,063	4,981

Total equity	166,547	156,295

Total liabilities and equity	$409,326	$398,471

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (Dollars in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$135,991	$102,335	$264,311	$200,842
Cost of goods sold	87,460	66,298	168,440	136,091

Gross margin	48,531	36,037	95,871	64,751
Selling, general and administrative expenses	35,118	29,050	68,787	55,747
Restructuring and related activities	—	—	—	2,289
CEO transition costs	—	1,193	—	1,193

Operating income	13,413	5,794	27,084	5,522
Other income, net	1,123	356	1,886	1,810
Interest expense	(1,386)	(1,538)	(2,697)	(2,780)
Interest income	343	220	527	373

Income before taxes and equity in net income of associated companies	13,493	4,832	26,800	4,925
Taxes on income before equity in net income of associated companies	4,143	1,567	7,324	1,316

Income before equity in net income of associated companies	9,350	3,265	19,476	3,609
Equity in net income of associated companies	384	227	295	85

Net income	9,734	3,492	19,771	3,694
Less: Net income attributable to noncontrolling interest	581	258	1,199	458

Net income attributable to Quaker Chemical Corporation	$9,153	$3,234	$18,572	$3,236

Per share data:
Net income attributable to Quaker Chemical Corporation Common Shareholders – basic	$0.82	$0.29	$1.66	$0.29
Net income attributable to Quaker Chemical Corporation Common Shareholders – diluted	$0.80	$0.29	$1.64	$0.29
Dividends declared	$0.235	$0.46	$0.465	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands)
	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$19,771	$3,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,068	4,801
Amortization	462	522
Equity in undistributed earnings of associated companies, net of dividends	(233)	(85)
Deferred compensation and other, net	(357)	(1,521)
Stock-based compensation	1,663	927
Restructuring and related activities	—	2,289
Gain on disposal of property, plant and equipment	(22)	(1,193)
Insurance settlement realized	(772)	(610)
Pension and other postretirement benefits	(2,227)	(3,799)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(10,645)	13,498
Inventories	(7,181)	15,022
Prepaid expenses and other current assets	(1,641)	3,481
Accounts payable and accrued liabilities	6,409	(6,354)
Change in restructuring liabilities	—	(3,885)

Net cash provided by operating activities	10,295	26,787

Cash flows from investing activities
Investments in property, plant and equipment	(3,468)	(5,078)
Payments related to acquisitions	—	(1,000)
Proceeds from disposition of assets	59	1,617
Insurance settlement received and interest earned	5,070	5,100
Change in restricted cash, net	(1,940)	(2,593)

Net cash used in investing activities	(279)	(1,954)

Cash flows from financing activities
Net increase (decrease) in short-term borrowings	1,263	(1,716)
Proceeds from long-term debt	—	1,584
Repayments of long-term debt	(2,614)	(17,252)
Dividends paid	(5,119)	(5,022)
Stock options exercised, other	1,663	262
Excess tax benefit related to stock option exercises	1,236	—
Distributions to noncontrolling shareholders	—	(90)

Net cash used in financing activities	(3,571)	(22,234)

Effect of exchange rate changes on cash	(3,890)	1,114

Net increase in cash and cash equivalents	2,555	3,713
Cash and cash equivalents at beginning of period	25,051	20,892

Cash and cash equivalents at end of period	$27,606	$24,605

Supplemental cash flow disclosures:
Non-cash activities:
Excess tax benefit related to stock option exercises	$882	$—
Restricted insurance receivable (See also Note 14 of Notes to Condensed Consolidated Financial Statements)	5,000	5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 – Condensed Consolidated Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. Certain reclassifications of prior year’s data have been made to improve comparability. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009.

Effective January 1, 2010, the Venezuelan economy was considered to be hyperinflationary under generally accepted accounting principles in the United States, since it has experienced a rate of general inflation in excess of 100% over the latest three-year period, based upon the blended Consumer Price Index and National Consumer Price Index. Accordingly, all gains and losses resulting from the remeasurement of the Company’s Venezuelan 50% equity affiliate (Kelko Quaker Chemical, S.A.) are required to be recorded directly in the statement of operations. On January 8, 2010, the Venezuelan government announced the devaluation of the Bolivar Fuerte and the establishment of a two-tiered exchange structure. As a result of the devaluation, the Company recorded a charge of approximately $0.03 per diluted share in the first quarter of 2010.

The Company has been and will recognize certain accelerated and other costs in accordance with the retirement of the Company’s former CEO. The Company expects to incur a final charge of $1,265 later in 2010 related to the former CEO’s supplemental retirement income plan.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $27,995 and $8,990 for the six months ended June 30, 2010 and 2009, respectively.

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

Note 4 – Income Taxes and Uncertain Income Tax Positions

The Company’s year-to-date 2010 effective tax rate of 27% was consistent with the 2009 year-to-date effective tax rate, and includes the derecognition of uncertain tax positions due the expiration of applicable statutes of limitations for certain tax years of approximately $0.11 per diluted share. The effective tax rate for the first half of 2009 reflects no tax provided for the land sale gain, due the utilization of net operating losses, which were previously not benefited. The most significant other item affecting the comparison of year-to-date effective tax rates is a changing mix of income among tax jurisdictions.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

At December 31, 2009, the Company’s cumulative liability for gross unrecognized tax benefits was $10,686. As of June 30, 2010, the Company’s cumulative liability for gross unrecognized tax benefits was $9,641.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in its Consolidated Statement of Income. The Company had accrued $1,850 for cumulative interest and $911 for cumulative penalties at December 31, 2009. The Company has recognized $187 and $83 for interest and $62 and $180 for penalties on its Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2010, respectively, and as of June 30, 2010, the Company had accrued $1,701 for cumulative interest and $996 for cumulative penalties.

During the three-month period ended March 31, 2010, the Company derecognized several uncertain tax positions due to expiration of the applicable statutes of limitations for certain tax years of approximately $923. During the three-month period ended June 30, 2010, the Company did not derecognize any additional uncertain tax positions due to expiration of statutes of limitations.

The Company estimates that for the full year ended December 31, 2010 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1,800 to $1,900 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ended December 31, 2010.

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

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company values its interest rate swaps, company-owned life insurance policies and various deferred compensation assets and liabilities at fair value. The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

	Fair Value as of June 30, 2010	Fair Value Measurements at June 30, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$1,817	$—	$1,817	$—
Company-owned life insurance - Deferred compensation assets	532	—	532	—
Other deferred compensation assets
Large capitalization registered investment companies	56	56	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	6	6	—	—
International developed and emerging markets registered investment companies	32	32	—	—
Fixed income registered investment companies	10	10	—	—

Total	$2,457	$108	$2,349	$—

	Fair Value as of June 30, 2010	Fair Value Measurements at June 30, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Liabilities
Deferred compensation liabilities
Large capitalization registered investment companies	$491	$491	$—	$—
Mid capitalization registered investment companies	71	71	—	—
Small capitalization registered investment companies	142	142	—	—
International developed and emerging markets registered investment companies	169	169	—	—
Fixed income registered investment companies	52	52	—	—
Fixed general account	177	—	177	—
Interest rate derivatives	1,661	—	1,661	—

Total	$2,763	$925	$1,838	$—

	Fair Value as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$1,869	$—	$1,869	$—
Company-owned life insurance - Deferred compensation assets	622	—	622	—
Other deferred compensation assets
Large capitalization registered investment companies	64	64	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	7	7	—	—
International developed and emerging markets registered investment companies	39	39	—	—
Fixed income registered investment companies	11	11	—	—

Total	$2,616	$125	$2,491	$—

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

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms. The fair values of Other deferred compensation assets and liabilities are based on quoted prices in active markets, with the exception of fixed general account, which is based on quotes for like instruments with similar credit ratings and terms. The fair values of interest rate derivatives are based on quoted market prices from various banks for similar instruments. Upon review of the underlying assets upon which the deferred compensation liabilities are based, the Company reclassified the fixed general account from Level 1 to Level 2 as of December 31, 2009.

Note 6 – Hedging Activities

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk. The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices or credit risk. Quaker uses interest rate swaps to mitigate the impact of changes in interest rates. The swaps convert a portion of the Company’s variable interest rate debt to fixed interest rate debt and are designated as cash flow hedges and reported on the balance sheet at fair value. The effective portions of the hedges are reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affects earnings. The Company has no derivatives designated as fair value hedges and only has derivatives designated as hedging instruments under the FASB’s guidance. The notional amount of the Company’s interest rate swaps was $40,000 as of June 30, 2010 and December 31, 2009.

Information about the Company’s interest rate derivatives is as follows:

		Fair Value
	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current liabilities	$450	$1,006
Interest rate swaps	Other non-current liabilities	1,211	1,154

		$1,661	$2,160

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Cash Flow Hedges

Interest Rate Swaps

		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009

Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		$191	$300	$296	$368

Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Interest Expense	$(454)	$(376)	$(908)	$(705)

Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Other Income	$—	$—	$—	$—

Note 7 – Stock-Based Compensation

The Company recognized approximately $1,663 of share-based compensation expense for the six months ended June 30, 2010. The compensation expense was comprised of $198 related to stock options, $579 related to nonvested stock awards, $22 related to the Company’s Employee Stock Purchase Plan, $799 related to the Company’s non elective 401(k) matching contribution in stock and $65 related to the Company’s Director Stock Ownership Plan.

Based on historical experience, the Company has assumed a forfeiture rate of 13% on the nonvested stock. The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options become exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant. Common stock awards issued under the LTIP program are subject only to time vesting over a three to five-year period. In addition, as part of the Company’s Global Annual Incentive Plan (“GAIP”), nonvested shares may be issued to key employees, which generally vest over a two to five-year period.

Stock option activity under all plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2009	526,508	$16.66
Options granted	110,939	18.82
Options exercised	(75,542)	18.69
Options expired	(9,100)	20.71

Balance at June 30, 2010	552,805	$16.75	3.9

Exercisable at June 30, 2010	313,824	$19.33	2.3

As of June 30, 2010, the total intrinsic value of options outstanding was approximately $6,163, and the total intrinsic value of exercisable options was approximately $2,689. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

A summary of the Company’s outstanding stock options at June 30, 2010 is as follows:

Range of Exercise Prices	Number Outstanding at 6/30/2010	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/2010	Weighted Average Exercise Price
$5.33 - $7.98	148,589	5.7	$6.93	37,932	$6.93
$7.99 - $18.62	—	—	—	—	—
$18.63 - $21.28	297,340	3.8	19.32	169,016	19.63
$21.29 - $23.94	99,576	1.9	23.04	99,576	23.04
$23.95 - $26.60	7,300	0.8	26.05	7,300	26.05

	552,805	3.9	16.75	313,824	19.33

As of June 30, 2010, unrecognized compensation expense related to options granted during 2008 was $42, for options granted during 2009 was $187 and for options granted during 2010 was $590.

During the first quarter of 2010, the Company granted 110,939 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 5.1%, expected volatility of 53.72%, a risk-free interest rate of 2.85%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $95 of expense was recorded on these options during the first six months of 2010. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Under the Company’s LTIP plan, 158,207 shares of nonvested stock were outstanding at December 31, 2009. In the first quarter of 2010, 41,204 shares of nonvested stock were granted at a weighted average grant date fair value of $18.82. In the second quarter of 2010, 11,096 shares of nonvested stock were granted to Directors at a weighted average grant date fair value of $25.94. As of June 30, 2010, no shares were forfeited, 37,531 shares vested and 172,976 were outstanding. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of June 30, 2010, unrecognized compensation expense related to these awards was $1,382, to be recognized over a weighted average remaining period of 1.89 years.

Under the Company’s GAIP plan, 69,675 shares were outstanding at December 31, 2009. Through June 30, 2010, no shares were granted, 4,375 shares vested, 1,050 shares were forfeited and 64,250 shares were outstanding. As of June 30, 2010, unrecognized compensation expense related to these awards was $289, to be recognized over a weighted average remaining period of 1.75 years.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Company’s Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may elect to adjust the number of shares. As of June 30, 2010, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock receives 25% of the annual retainer in Common Stock and 75% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. Currently, the annual retainer is $40. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. For the three and six months ended June 30, 2010, the Company recorded approximately $33 and $65 of compensation expense, respectively. For the three and six months ended June 30, 2009, the Company recorded approximately $32 and $64, respectively.

Note 8 - Earnings Per Share

The Company applies FASB’s guidance regarding the calculation of earnings per share using the two-class method. The Company includes nonvested stock awards with rights to non-forfeitable dividends as part of its basic weighted average share calculation.

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$9,153	$3,234	$18,572	$3,236
Less: income allocated to participating securities	(196)	(62)	(399)	(69)

Net income available to common shareholders	$8,957	$3,172	$18,173	$3,167
Basic weighted average common shares outstanding	10,973,547	10,794,578	10,926,647	10,770,068
Basic earnings per common share	$0.82	$0.29	$1.66	$0.29

Diluted Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$9,153	$3,234	$18,572	$3,236
Less: income allocated to participating securities	(194)	(62)	(394)	(69)

Net income available to common shareholders	$8,959	$3,172	$18,178	$3,167
Basic weighted average common shares outstanding	10,973,547	10,794,578	10,926,647	10,770,068
Effect of dilutive securities, common shares outstanding	203,417	47,981	158,314	14,160

Diluted weighted average common shares outstanding	11,176,964	10,842,559	11,084,961	10,784,228
Diluted earnings per common share	$0.80	$0.29	$1.64	$0.29

The following number of stock options are not included in the earnings per share since in each case the exercise price is greater than the market price: 0 and 360,518 for the three months ended June 30, 2010 and 2009, and 7,300 and 360,518 for the six months ended June 30, 2010 and 2009, respectively.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Metalworking Process Chemicals
Net sales	$126,962	$93,560	$248,167	$184,359
Operating income	25,117	15,772	50,636	25,411
Coatings
Net sales	8,510	8,255	15,274	15,555
Operating income	1,918	2,098	3,326	3,624
Other Chemical Products
Net sales	519	520	870	928
Operating income	23	(26)	(34)	(90)

Total
Net sales	135,991	102,335	264,311	200,842
Operating income	27,058	17,844	53,928	28,945
Non-operating expenses	(13,437)	(10,592)	(26,382)	(19,419)
Restructuring and related charges	—	—	—	(2,289)
CEO transition costs	—	(1,193)	—	(1,193)
Amortization	(208)	(265)	(462)	(522)
Interest expense	(1,386)	(1,538)	(2,697)	(2,780)
Interest income	343	220	527	373
Other income, net	1,123	356	1,886	1,810

Consolidated income before taxes and equity in net income of associated companies	$13,493	$4,832	$26,800	$4,925

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

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 10 – Equity, Noncontrolling Interest and Comprehensive Income

The following table presents the changes in equity, noncontrolling interest and comprehensive income for the three and six months ended June 30, 2010 and 2009:

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling Interest	Comprehensive Income	Total
Balance at March 31, 2010	$11,152	$30,277	$129,994	$(14,058)	$5,750		$163,115
Net income	—	—	9,153		581	$9,734
Currency translation adjustments	—	—	—	(6,458)	(268)	(6,726)
Defined benefit retirement plans	—	—	—	269	—	269
Current period changes in fair value of derivatives	—	—	—	191	—	191
Unrealized loss on available-for-sale securities	—	—	—	(14)	—	(14)

Comprehensive income						3,454	3,454

Comprehensive loss attributable to noncontrolling interest						(313)

Comprehensive income attributable to Quaker Chemical Corporation						$3,141

Dividends ($0.235 per share)	—	—	(2,650)	—	—		(2,650)
Share issuance and equity-based compensation plans	107	2,357	—	—	—		2,464
Excess tax benefit from stock option exercises	—	164	—	—	—		164

Balance at June 30, 2010	$11,259	$32,798	$136,497	$(20,070)	$6,063		$166,547

Balance at March 31, 2009	$10,997	$25,495	$117,091	$(29,490)	$4,088		$128,181
Net income	—	—	3,234		258	$3,492
Currency translation adjustments	—	—	—	8,206	437	8,643
Defined benefit retirement plans	—	—	—	980	—	980
Current period changes in fair value of derivatives	—	—	—	300	—	300
Unrealized gain on available-for-sale securities	—	—	—	17	—	17

Comprehensive income						13,432	13,432

Comprehensive loss attributable to noncontrolling interest						(695)

Comprehensive income attributable to Quaker Chemical Corporation						$12,737

Dividends ($0.46 per share)	—	—	(5,071)	—			(5,071)
Dividends paid to noncontrolling shareholders	—	—	—	—	(90)		(90)
Share issuance and equity-based compensation plans	53	715	—	—	—		768

Balance at June 30, 2009	$11,050	$26,210	$115,254	$(19,987)	$4,693		$137,220

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling Interest	Comprehensive Income	Total
Balance at December 31, 2009	$11,086	$27,527	$123,140	$(10,439)	$4,981		$156,295
Net income	—	—	18,572		1,199	$19,771
Currency translation adjustments	—	—	—	(10,456)	(117)	(10,573)
Defined benefit retirement plans	—	—	—	538	—	538
Current period changes in fair value of derivatives	—	—	—	296	—	296
Unrealized loss on available-for-sale securities	—	—	—	(9)	—	(9)

Comprehensive income						10,023	10,023

Comprehensive loss attributable to noncontrolling interest						(1,082)

Comprehensive income attributable to Quaker Chemical Corporation						$8,941

Dividends ($0.465 per share)	—	—	(5,215)	—	—		(5,215)
Share issuance and equity-based compensation plans	173	3,153	—	—	—		3,326
Excess tax benefit from stock option exercises	—	2,118	—	—	—		2,118

Balance at June 30, 2010	$11,259	$32,798	$136,497	$(20,070)	$6,063		$166,547

Balance at December 31, 2008	$10,833	$25,238	$117,089	$(27,237)	$3,952		$129,875
Net income	—	—	3,236		458	$3,694
Currency translation adjustments	—	—	—	5,607	373	5,980
Defined benefit retirement plans	—	—	—	1,269	—	1,269
Current period changes in fair value of derivatives	—	—	—	368	—	368
Unrealized gain on available-for-sale securities	—	—	—	6	—	6

Comprehensive income						11,317	11,317

Comprehensive loss attributable to noncontrolling interest						(831)

Comprehensive income attributable to Quaker Chemical Corporation						$10,486

Dividends ($0.46 per share)	—	—	(5,071)	—	—		(5,071)
Dividends paid to noncontrolling shareholders	—	—	—	—	(90)		(90)
Share issuance and equity-based compensation plans	217	972	—	—	—		1,189

Balance at June 30, 2009	$11,050	$26,210	$115,254	$(19,987)	$4,693		$137,220

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

During the first half of 2010, the Company recorded $2,118 of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheet related to stock option exercises, which occurred over the current and prior years. Previously, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s full-year 2010 projection of taxable income is expected to be sufficient to recognize these benefits. As a result, the Company recognized $1,236 of these benefits as a cash inflow from financing activities in its Condensed Consolidated Statement of Cash Flows which represents the Company’s estimate of cash savings through June 30, 2010.

Note 11 – Debt

As discussed in a Current Report on Form 8-K filed on June 21, 2010, the Company has amended its primary credit facility to increase the maximum principal amount available for revolving credit borrowings from $125,000 to $175,000. This amount can be increased to $225,000 at the Company’s option if the lenders agree to increase their commitment and the Company satisfies certain conditions. The amendment also extended the maturity date of the Company’s credit line from August 2012 to June 2014 and amended certain acquisition and other covenants, including a reduced interest rate spread and a new interest rate tier for leverage ratios below one times EBITDA that would allow for a further interest rate spread reduction. Under the amendment, the Company is still subject to the financial covenants under the facility, all of which the Company was in compliance with at June 30, 2010.

Note 12 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the six months ended June 30, 2010 are as follows. The Company has recorded no impairment charges in the past:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2009	$38,434	$8,081	$46,515
Currency translation adjustments	(2,063)	—	(2,063)

Balance as of June 30, 2010	$36,371	$8,081	$44,452

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2010 and December 31, 2009 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2010	2009	2010	2009
Amortized intangible assets
Customer lists and rights to sell	$8,109	$8,373	$4,535	$4,428
Trademarks and patents	1,788	1,788	1,788	1,788
Formulations and product technology	3,278	3,278	2,579	2,450
Other	3,367	3,409	3,228	3,203

Total	$16,542	$16,848	$12,130	$11,869

The Company recorded $462 and $522 of amortization expense in the first six months of 2010 and 2009, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2010	$880
For the year ended December 31, 2011	$812
For the year ended December 31, 2012	$715
For the year ended December 31, 2013	$537
For the year ended December 31, 2014	$305
For the year ended December 31, 2015	$305

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 13 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three and six months ended June 30, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$480	$516	$5	$5	$991	$1,015	$9	$10
Interest cost and other	1,482	1,610	98	142	3,012	3,212	197	285
Expected return on plan assets	(1,344)	(1,206)	—	—	(2,728)	(2,389)	—	—
Settlement charge	—	1,193	—	—	—	1,193	—	—
Other amortization, net	402	404	13	25	804	831	26	50

Net periodic benefit cost	$1,020	$2,517	$116	$172	$2,079	$3,862	$232	$345

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to make minimum cash contributions of $8,578 to its pension plans and $802 to its other postretirement benefit plan in 2010. As of June 30, 2010, $4,185 and $397 of contributions have been made, respectively.

During the second quarter of 2009, the Company incurred a settlement charge of $1,193 in connection with the retirement of the Company’s former CEO in the third quarter of 2008. The Company expects to incur a final settlement charge of approximately $1,265 later in 2010.

Note 14 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000 in two equal payments of $1,000 (the first payment paid October 31, 2007 and the second payment paid on February 15, 2008). In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the Federal maximum contaminant level for four consecutive quarterly sampling events. During the third quarter of 2007, the Company recognized a $3,300 charge made up of $2,000 for the settlement of the litigation, plus an increase in its reserve for its soil and water remediation program of $1,300. As of June 30, 2010, the Company believes that the range of potential-known liabilities associated with ACP contamination including the water and soil remediation program, is approximately $1,600 to $2,700, for which the Company has sufficient reserves.

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

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $99 was accrued at June 30, 2010 and December 31, 2009, respectively, to provide for such anticipated future environmental assessments and remediation costs.

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

Reference is made to our Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in this Report for a discussion concerning a potential unasserted claim regarding value-added-taxes.

The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 15 – Subsequent Events

In July 2010, the Company completed the acquisition of the assets of D.A. Stuart’s U.S. aluminum hot rolling oil business from Houghton International for $6,862, subject to a post-closing working capital adjustment. This business had net sales of approximately $6,858 in 2009. The acquisition includes the rights to sell the product portfolio internationally, and the Company is currently in the process of the purchase price allocation. This acquisition strategically strengthens the Company’s position in the non-ferrous industry, as the acquired product portfolio is complementary to its existing business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a leading global provider of process chemicals, chemical specialties, services and technical expertise to a wide range of industries – including steel, automotive, mining, aerospace, tube and pipe, coatings and construction materials. Our products, technical solutions and chemical management services (“CMS”) enhance our customers’ processes, improve their product quality and lower their costs.

The second quarter 2010 earnings per diluted share of $0.80 represents a considerable improvement compared to earnings per diluted share of $0.29 in the second quarter of 2009. This improvement was driven by high steel industry demand in China, Brazil, India and Russia and continued recovery of industrial demand in North America and Europe. Product volumes increased 42% in the second quarter of 2010 compared to the second quarter of 2009, as the Company continued to recover from the economic downturn. The gross margin percentage improved slightly from the second quarter of 2009, but declined 1.2 percentage points from the first quarter of 2010. The Company is implementing price increases to help offset higher raw material costs where necessary. The Company’s selling, general and administrative expenses increased $6.1 million primarily due to higher selling costs on increased sales, higher incentive compensation on improved profitability, as well as inflationary and other costs.

The second quarter 2009 results include a charge related to the former CEO’s supplemental retirement plan of approximately $0.07 per diluted share.

In July 2010, the Company completed the acquisition of D.A. Stuart’s U.S. aluminum hot rolling oil business from Houghton International, which had net sales of approximately $6.9 million in 2009. The acquisition includes the rights to sell the product portfolio internationally, which has strong long-term growth prospects especially with our existing presence in emerging economies such as Russia, South America, Eastern Europe, the Middle East and Asia. With this acquisition, Quaker becomes a leading player in the U.S. aluminum hot rolling market.

Longer term, the Company continues to expect solid growth over the next several years due to its strong positions in faster growing markets and the gradual economic recovery in more mature markets. For the second half of 2010, the Company anticipates earnings will continue to be strong but below the first half of 2010 due to a softening in demand and the lag effect on margins as we recover higher raw material costs.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $27.6 million at June 30, 2010 from $25.1 million at December 31, 2009. The $2.5 million increase resulted primarily from $10.3 million of cash provided by operating activities, $0.3 million of cash used in investing activities, $3.6 million of cash used in financing activities and a $3.9 million decrease from the effect of exchange rates on cash.

Net cash flows provided by operating activities were $10.3 million in the first half of 2010 compared to $26.8 million of cash provided by operating activities in the first half of 2009. The Company’s improvement in net income was more than offset by increased investments in working capital. During the first half of 2009, the Company experienced significantly lower business activity as a result of the global economic downturn which in turn greatly reduced the Company’s investment in working capital. As business volumes continued to increase throughout 2009 and in the first half of 2010, the Company’s need for working capital investment increased. The Company has also been building its safety stock levels of certain inventory in response to shortages and related to the startup of our Middletown, Ohio plant expansion. The Company’s first quarter 2009 disposition of land in Europe also impacted the cash flow comparisons.

Net cash flows used in investing activities were $0.3 million in the first half of 2010 compared to $2.0 million of cash used in investing activities in the first half of 2009. There were three primary drivers of the change in cash flow, the first quarter 2009 final $1.0 million payment related to the 2005 acquisition of the remaining 40% interest in the Company’s Brazilian joint venture, the first quarter 2009 proceeds from disposition of land in Europe and lower capital expenditures in the first half of 2010 related to the Company’s expansion of its Middletown, Ohio manufacturing facility.

In the first quarter of 2007, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $20.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The payments were structured to be received over a four-year period with annual installments of $5.0 million, the final installment which was received in the first quarter of 2010. During the third quarter of 2007, the same inactive subsidiary and one of its insurance carriers entered into a Claim Handling and Funding Agreement under which the carrier will pay 27% of the defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007.

Net cash flows used in financing activities were $3.6 million for the first half of 2010, compared to $22.2 million of cash used in financing activities for the first half of 2009. The majority of the change was the result of higher debt repayments in the first half of 2009 compared to the first half of 2010. In the first half of 2009, the cash flow generated from reduced working capital investments as a result of significantly curtailed business volumes enabled the higher debt repayments. In addition, in the first half of 2010, a higher level of stock options were exercised which impacted the change in cash flows.

As discussed in a Current Report on Form 8-K filed on June 21, 2010, the Company amended its primary credit facility to increase the maximum principal amount available for revolving credit borrowings from $125 million to $175 million. This amount can be increased to $225 million at the Company’s option if the lenders agree to increase their commitment and the Company satisfies certain conditions. At June 30, 2010 and December 31, 2009, the Company had approximately $45.5 million and $46.4 million outstanding, respectively. The amendment also extended the maturity date of the Company’s credit line from August 2012 to June 2014 and amended certain acquisition and other covenants, including a reduced interest rate spread and a new interest rate tier for leverage ratios below one times EBITDA that would allow for a further interest rate spread reduction. The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.5 to 1, and at June 30, 2010 and December 31, 2009, the consolidated leverage ratio was below 2.0 to 1. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt, with a combined notional value of $40.0 million as of June 30, 2010. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

In June 2010, one of the Company’s subsidiaries discovered that it may have paid certain value-added-taxes (“VAT”) to an incorrect jurisdiction and, in certain cases, may not have collected sufficient VAT from certain customers. No tax jurisdiction has asserted any claim against the subsidiary. While the Company is in the early stages of an investigation, based on the work done to date, it appears that ultimately any potential VAT owed may be recovered from other parties. Nevertheless, the timing of payment and ultimate collection may not be contemporaneous and if additional VAT is owed, it may not be fully recoverable. It is too early to provide an estimate of a range of loss, if any. However, as VAT is often charged as a percentage of the selling price of the goods sold, this matter may have the potential to have a material adverse impact on the Company’s results of operations.

At June 30, 2010, the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, was $12.3 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by $6.3 million as a result of offsetting benefits in other tax jurisdictions.

The Company’s net debt-to-total capital ratio decreased to 19% as of June 30, 2010, compared to 24% as of March 31, 2010 and 20% as of December 31, 2009. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

Operations

Comparison of Second Quarter of 2010 with Second Quarter of 2009

Net sales for the second quarter were $136.0 million, up 33% from $102.3 million for the second quarter of 2009. The increase in net sales was a result of double-digit volume increases across the globe as the Company continues to recover from the economic downturn. Product volumes increased 42%, partially offset by a 5% decline in selling price and mix, as well as lower automotive chemical management services (“CMS”) revenue due to lower revenue reported on a gross basis. On a sequential quarterly basis, product volumes increased by approximately 7%.

Gross margin was up $12.5 million, or 35%, compared to the second quarter of 2009 as a result of increased volumes. The gross margin percentage increased slightly compared to the second quarter of 2009, but decreased 1.2 percentage points from the first quarter of 2010. The Company is implementing price increases as necessary to help offset higher raw material costs.

Selling, general and administrative expenses (“SG&A”) increased $6.1 million, or 21%, compared to the second quarter of 2009. Higher selling costs with increased business activity, as well as increased incentive compensation and professional fees, were the primary drivers, representing 70% of the increase. Inflationary and other costs accounted for the remainder of the increase.

The Company incurred charges related to the former CEO’s supplemental retirement plan of approximately $1.2 million in the second quarter of 2009 and expects to incur a final charge of $1.3 million later in 2010.

The increase in other income is due to higher license fees from increased business activities as well as foreign exchange rate gains in the second quarter of 2010 versus losses in the second quarter of 2009. The decrease in net interest expense is due to lower average debt balances as well as higher interest income.

The second quarter 2010 effective tax rate was 31% compared to 32% in the second quarter of 2009. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. Please refer to the Comparison of the First Six Months of 2010 with the First Six Months of 2009, below, for further discussion.

Segment Reviews – Comparison of Second Quarter 2010 with Second Quarter 2009

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 94% of the Company’s net sales in the second quarter of 2010. Net sales were up $33.4 million, or 36%, compared to the second quarter of 2009. Foreign currency translation positively impacted net sales by approximately 1%. Net sales were positively impacted by increases of 30% in North America, 33% in Europe, 41% in Asia/Pacific and 42% in South America, all on a constant currency basis. The increase in this segment’s sales was primarily attributable to increased product volumes of 45% impacting all regions as the Company continues to recover from the global economic downturn. The product volume increases were partially offset by a reduction in automotive CMS revenue, which was due, in part, to the renegotiation of certain contracts now reported on a pass-through versus gross basis as well as decreases attributable to selling price and mix. Consistent with the significant volume increases, this segment’s operating income increased $9.3 million over the second quarter of 2009.

Coatings

The Company’s Coatings segment, which represented approximately 6% of the Company’s net sales in the second quarter of 2010, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $0.3 million, or 3% for the second quarter of 2010 compared to the second quarter of 2009, primarily due to increased coatings volumes. However, this segment’s operating income was down $0.2 million, related to higher raw material costs and product mix as well as increased selling costs.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales in the second quarter of 2010, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were flat and operating income was slightly above break even for the second quarter of 2010.

Comparison of the First Six Months of 2010 with the First Six Months of 2009

Net sales for the first half of 2010 were $264.3 million, up 32% from $200.8 million for the first half of 2009. As with the quarterly comparison, the increase in net sales was a result of higher volumes across the globe as the Company continues to recover from the economic downturn. Product volumes increased 39%, partially offset by a 5% decline in selling price and mix. Foreign exchange rates increased revenues by approximately 4%, which were more than offset by lower automotive CMS revenue due to lower revenue reported on a gross basis.

Gross margin increased $31.1 million, or 48%, compared to the first half of 2009 largely as a result of increased volumes. The gross margin percentage of 36.3% represents considerable improvement over the first half of 2009 percentage of 32.2%. The margin expansion was the result of cost reduction actions taken, a more favorable year-to-date raw material cost environment and reduced automotive CMS revenues reported on a gross basis.

SG&A increased $13.0 million, or 23%, compared to the first half of 2009. Higher selling costs with increased business activity, as well as increased incentive compensation and professional fees, were the primary drivers, representing 74% of the increase. Inflationary and other costs as well as foreign exchange rates accounted for the remainder of the increase.

In the first quarter of 2009, the Company implemented a restructuring program totaling $2.3 million or approximately $0.14 per diluted share. The Company completed the initiatives under this program during 2009.

Other income for the 2010 period includes higher license fees from increased business activities as well as foreign exchange rate gains versus losses in the 2009 period, which offset a gain related to the disposition of land in Europe of approximately $0.11 per diluted share in 2009. The decrease in net interest expense is due to lower average debt balances as well as higher interest income.

Equity in net income of associated companies includes a charge of approximately $0.03 per diluted share related to the first quarter 2010 devaluation of the Venezuelan Bolivar Fuerte.

The Company’s year-to-date 2010 effective tax rate of 27% was consistent with the 2009 year-to-date effective tax rate, and includes the derecognition of uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.11 per diluted share. The effective tax rate for the first half of 2009 reflects no tax provided for the land sale gain, due to the utilization of net operating losses, which were previously not benefited. The most significant other item affecting the comparison of year-to-date effective tax rates is a changing mix of income among tax jurisdictions. The Company has experienced, and expects to experience, further volatility in its quarterly effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions. The Company currently expects additional derecognition of uncertain tax positions of approximately $0.11 per diluted share to occur later in 2010. During the first half of 2010, the Company recorded $2.1 million of excess tax benefits in capital in excess of par on its Condensed Consolidated Balance Sheet, related to stock option exercises, which occurred over the current and prior years. Previously, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s full-year 2010 projection of taxable income is expected to be sufficient to recognize these benefits. As a result, the Company recognized $1.2 million of these benefits as a cash inflow from financing activities in its Condensed Consolidated Statement of Cash Flows, which represents the Company’s estimate of cash savings through June 30, 2010. At the end of 2009, the Company had net U.S. deferred tax assets totaling $16.3 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The global economic downturn has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Segment Reviews – Comparison of the First Six Months of 2010 with the First Six Months of 2009

Metalworking Process Chemicals

        Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 94% of the Company’s net sales in the first half of 2010. Net sales were up $63.8 million, or 35%, compared to the first half of 2009. Foreign currency translation positively impacted net sales by approximately 4%, driven by the Brazilian Real to U.S. Dollar exchange rate. The average U.S. Dollar to Brazilian Real exchange rate was 0.56 in the first half of 2010 compared to 0.46 in the first half of 2009. Net sales were positively impacted by increases of 16% in North America, 29% in Europe, 44% in Asia/Pacific and 51% in South America, all on a constant currency basis. The increase in this segment’s sales was primarily attributable to increased product volumes of 42% impacting all regions as the Company continues to recover from the global economic downturn. The product volume increases were partially offset by a reduction in automotive CMS revenue, which was due, in part, to the renegotiation of certain contracts now reported on a pass-through versus gross basis as well as decreases attributable to selling price and mix. Consistent with the significant volume increases, this segment’s operating income increased $25.2 million over the first half of 2009. This segment’s operating income also benefited from savings from the Company’s restructuring efforts as well as a more favorable raw material environment.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in the first half of 2010, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were down $0.3 million, or 2% for the first half of 2010 compared to the first half of 2009, primarily due to reduced volumes of chemical milling maskants sold to the aerospace industry. This segment’s operating income was down $0.3 million related to the noted volume declines, higher raw material costs and product mix, as well as increased selling costs.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales for the first half of 2010, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were down $0.1 million as a result of the downturn in the oil and gas market. Operating income was a slight loss for the first half of 2010, reflective of the noted volume decline.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of June 30, 2010, Quaker had $45.5 million in borrowings under its credit facilities, compared to $46.4 million at December 31, 2009, at a weighted average variable borrowing rate of approximately 2.54% (LIBOR plus a spread). The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $40.0 million and a fair value of $(1.7) million and $(2.2) million at June 30, 2010 and December 31, 2009, respectively. As of the date of this Report, the Company is receiving a LIBOR rate and paying an average fixed rate of approximately 5% on its interest rate swaps. Five of the Company’s swaps with a notional value of $25.0 million mature in 2010, while the remaining three swaps with a notional value of $15.0 million mature in 2012. The counterparties to the swaps are major financial institutions. Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations. Reference is made to the information included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended June 30, 2010.

PART II.

OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 6.	Exhibits.

(a) Exhibits

10.1	-	Fourth Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated June 21, 2010.

10.2	-	Employment Agreement by and between Registrant and Joseph Berquist dated April 1, 2010. Incorporated by reference to Exhibit 10.2 as filed by Registrant with Form 10-Q for the quarter ended March 31, 2010. *

10.3	-	Change in Control Agreement by and between Registrant and Joseph Berquist dated April 1, 2010. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 10-Q for the quarter ended March 31, 2010. *

31.1	-	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350

32.2	-	Certification of Mark A. Featherstone Pursuant to 18 U.S. C. Section 1350

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit.

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/S/ MARK A. FEATHERSTONE
Mark A. Featherstone, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: July 29, 2010