Form 10-Q
period 2010-09-30
QUAKER CHEMICAL CORP
filed 2010-10-26
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on September 30, 2010	11,376,232

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

* * * * * * * * * *

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited (Dollars in thousands, except par value and share amounts)
	September 30, 2010	December 31, 2009*
ASSETS
Current assets
Cash and cash equivalents	$27,149	$25,051
Construction fund (restricted cash)	—	2,358
Accounts receivable, net	117,238	108,793
Inventories
Raw materials and supplies	30,437	23,495
Work-in-process and finished goods	28,370	26,545
Prepaid expenses and other current assets	13,831	12,656

Total current assets	217,025	198,898

Property, plant and equipment, at cost	193,188	190,980
Less accumulated depreciation	(127,602)	(123,554)

Net property, plant and equipment	65,586	67,426
Goodwill	49,493	46,515
Other intangible assets, net	7,175	5,579
Investments in associated companies	9,995	8,824
Deferred income taxes	31,953	31,692
Other assets	47,288	39,537

Total assets	$428,515	$398,471

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$939	$2,431
Accounts and other payables	59,854	60,939
Accrued compensation	16,939	16,656
Accrued pension and postretirement benefits	1,628	4,717
Other current liabilities	19,865	15,224

Total current liabilities	99,225	99,967

Long-term debt	58,445	63,685
Deferred income taxes	9,268	8,605
Accrued pension and postretirement benefits	26,678	27,602
Other non-current liabilities	48,477	42,317

Total liabilities	242,093	242,176

Equity
Common stock $1 par value; authorized 30,000,000 shares; issued 2010 – 11,376,232; 2009 – 11,085,549 shares	11,376	11,086
Capital in excess of par value	35,731	27,527
Retained earnings	140,161	123,140
Accumulated other comprehensive loss	(7,919)	(10,439)

Total Quaker shareholders’ equity	179,349	151,314

Noncontrolling interest	7,073	4,981

Total equity	186,422	156,295

Total liabilities and equity	$428,515	$398,471

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited (Dollars in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$137,669	$118,922	$401,980	$319,764
Cost of goods sold	88,641	74,450	257,081	210,541

Gross profit	49,028	44,472	144,899	109,223
Selling, general and administrative expenses	34,699	34,646	103,486	90,393
Contingencies charge (See Note 15 – Commitments and Contingencies)	3,581	—	3,581	—
CEO transition costs	1,317	1,250	1,317	2,443
Restructuring and related activities	—	—	—	2,289

Operating income	9,431	8,576	36,515	14,098
Other (expense) income, net	(320)	217	1,566	2,027
Interest expense	(1,345)	(1,356)	(4,042)	(4,136)
Interest income	313	178	840	551

Income before taxes and equity in net income of associated companies	8,079	7,615	34,879	12,540
Taxes on income before equity in net income of associated companies	1,661	2,747	8,985	4,063

Income before equity in net income of associated companies	6,418	4,868	25,894	8,477
Equity in net income of associated companies	439	555	734	640

Net income	6,857	5,423	26,628	9,117
Less: Net income attributable to noncontrolling interest	517	371	1,716	829

Net income attributable to Quaker Chemical Corporation	$6,340	$5,052	$24,912	$8,288

Per share data:
Net income attributable to Quaker Chemical Corporation Common Shareholders – basic	$0.56	$0.46	$2.22	$0.76
Net income attributable to Quaker Chemical Corporation Common Shareholders – diluted	$0.55	$0.45	$2.19	$0.75
Dividends declared	$0.235	$0.23	$0.70	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited (Dollars in thousands)
	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$26,628	$9,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,448	6,948
Amortization	736	797
Equity in undistributed earnings of associated companies, net of dividends	(523)	(610)
Deferred compensation and other, net	1,559	(30)
Stock-based compensation	2,371	1,585
Restructuring and related activities	—	2,289
Gain on disposal of property, plant and equipment	(24)	(1,194)
Insurance settlement realized	(1,225)	(1,104)
Pension and other postretirement benefits	(3,184)	(5,877)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(7,982)	951
Inventories	(8,645)	12,547
Prepaid expenses and other current assets	(2,656)	3,283
Accounts payable and accrued liabilities	5,007	10,273
Change in restructuring liabilities	—	(4,240)

Net cash provided by operating activities	19,510	34,735

Cash flows from investing activities
Investments in property, plant and equipment	(6,259)	(9,811)
Payments related to acquisitions	(6,862)	(1,000)
Proceeds from disposition of assets	147	1,640
Insurance settlement received and interest earned	5,099	5,164
Change in restricted cash, net	(1,516)	416

Net cash used in investing activities	(9,391)	(3,591)

Cash flows from financing activities
Net decrease in short-term borrowings	(1,394)	(1,796)
Proceeds from long-term debt	29	3,500
Repayments of long-term debt	(5,367)	(22,875)
Dividends paid	(7,768)	(7,565)
Stock options exercised, other	3,829	353
Excess tax benefit related to stock option exercises	2,294	—
Distributions to noncontrolling shareholders	—	(274)

Net cash used in financing activities	(8,377)	(28,657)

Effect of exchange rate changes on cash	356	1,990

Net increase in cash and cash equivalents	2,098	4,477
Cash and cash equivalents at beginning of period	25,051	20,892

Cash and cash equivalents at end of period	$27,149	$25,369

Supplemental cash flow disclosures:
Non-cash activities:
Restricted insurance receivable (See also Note 15 of Notes to Condensed Consolidated Financial Statements)	5,000	5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 1 – Condensed Consolidated Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. Certain reclassifications of prior year’s data have been made to improve comparability. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009.

Included in the third quarter 2010 results is a net charge of $3,581 or approximately $0.21 per diluted share, related to a non-income tax contingency. Refer to Note 15 – Commitments and Contingencies for further discussion of this matter.

The Company has been recognizing certain accelerated and other costs in accordance with the retirement of the Company’s former CEO. The Company incurred a final charge of $1,317 during the third quarter of 2010 related to the former CEO’s supplemental retirement income plan.

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

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $42,560 and $16,598 for the nine months ended September 30, 2010 and 2009, respectively.

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

Note 4 – Income Taxes and Uncertain Income Tax Positions

The Company’s year-to-date 2010 effective tax rate of 25.8% includes a benefit of approximately $0.15 per diluted share due to the expiration of applicable statutes of limitations for uncertain tax positions. In addition, the effective tax rate reflects increased utilization of foreign tax credits and net operating losses, which were previously not benefited. The effective tax rate for the first nine months of 2009 reflects no tax provided for the gain on the disposition of land in Europe, due the utilization of net operating losses, which were previously not benefited.

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

At December 31, 2009, the Company’s cumulative liability for gross unrecognized tax benefits was $10,686. As of September 30, 2010, the Company’s cumulative liability for gross unrecognized tax benefits was $10,672.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in its Consolidated Statement of Income. The Company had accrued $1,850 for cumulative interest and $911 for cumulative penalties at December 31, 2009. The Company has recognized $29 and $112 for interest and $17 and $197 for penalties on its Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2010, respectively, and as of September 30, 2010, the Company had accrued $1,894 for cumulative interest and $1,084 for cumulative penalties.

During the three and nine-month periods ended September 30, 2010, the Company derecognized several uncertain tax positions due to expiration of the applicable statutes of limitations for certain tax years of approximately $447 and $1,370, respectively.

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

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the Netherlands and United Kingdom from 2004, Italy, Brazil and China from 2005, Spain from 2006, United States from 2007, France from 2008, and various domestic state tax jurisdictions from 1993.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

	Fair Value as of September 30, 2010	Fair Value Measurements at September 30, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$1,950	$—	$1,950	$—
Company-owned life insurance - Deferred compensation assets	567	—	567	—
Other deferred compensation assets
Large capitalization registered investment companies	62	62	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	7	7	—	—
International developed and emerging markets registered investment companies	38	38	—	—
Fixed income registered investment companies	10	10	—	—

Total	$2,638	$121	$2,517	$—

	Fair Value as of September 30, 2010	Fair Value Measurements at September 30, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Liabilities
Deferred compensation liabilities
Large capitalization registered investment companies	$544	$544	$—	$—
Mid capitalization registered investment companies	79	79	—	—
Small capitalization registered investment companies	161	161	—	—
International developed and emerging markets registered investment companies	200	200	—	—
Fixed income registered investment companies	53	53	—	—
Fixed general account	179	—	179	—
Interest rate derivatives	1,366	—	1,366	—

Total	$2,582	$1,037	$1,545	$—

	Fair Value as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$1,869	$—	$1,869	$—
Company-owned life insurance - Deferred compensation assets	622	—	622	—
Other deferred compensation assets
Large capitalization registered investment companies	64	64	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	7	7	—	—
International developed and emerging markets registered investment companies	39	39	—	—
Fixed income registered investment companies	11	11	—	—

Total	$2,616	$125	$2,491	$—

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

Note 6 – Hedging Activities

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk. The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices or credit risk. Quaker uses interest rate swaps to mitigate the impact of changes in interest rates. The swaps convert a portion of the Company’s variable interest rate debt to fixed interest rate debt and are designated as cash flow hedges and reported on the balance sheet at fair value. The effective portions of the hedges are reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affects earnings. The Company has no derivatives designated as fair value hedges and only has derivatives designated as hedging instruments under the FASB’s guidance. The notional amount of the Company’s interest rate swaps was $30,000 and $40,000 as of September 30, 2010 and December 31, 2009, respectively.

Information about the Company’s interest rate derivatives is as follows:

	Balance Sheet Location	Fair Value
		September 30, 2010	December 31, 2009
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current liabilities	$173	$1,006
Interest rate swaps	Other non-current liabilities	1,193	1,154

		$1,366	$2,160

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Cash Flow Hedges

Interest Rate Swaps

		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		$191	$21	$487	$389

Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Interest Expense	$(444)	$(430)	$(1,352)	$(1,135)

Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Other Income	$—	$—	$—	$—

Note 7 – Stock-Based Compensation

The Company recognized approximately $2,371 of share-based compensation expense for the nine months ended September 30, 2010. The compensation expense was comprised of $301 related to stock options, $834 related to nonvested stock awards, $31 related to the Company’s Employee Stock Purchase Plan, $1,108 related to the Company’s non-elective 401(k) matching contribution in stock and $97 related to the Company’s Director Stock Ownership Plan.

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

Stock option activity under all plans is as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2009	526,508	$16.66
Options granted	110,939	18.82
Options exercised	(187,666)	19.15
Options expired	(9,100)	20.71

Balance at September 30, 2010	440,681	$16.06	4.2

Exercisable at September 30, 2010	201,700	$19.25	2.4

As of September 30, 2010, the total intrinsic value of options outstanding was approximately $7,346, and the total intrinsic value of exercisable options was approximately $2,718. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

A summary of the Company’s outstanding stock options at September 30, 2010 is as follows:

Range of Exercise Prices	Number Outstanding at 9/30/2010	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/2010	Weighted Average Exercise Price
$5.33 - $7.98	143,813	5.4	$6.93	33,156	$6.93
$7.99 - $18.62	—	—	—	—	—
$18.63 - $21.28	197,292	4.7	19.13	68,968	19.55
$21.29 - $23.94	96,976	1.6	23.07	96,976	23.07
$23.95 - $26.60	2,600	0.1	26.05	2,600	26.05

	440,681	4.2	16.06	201,700	19.25

As of September 30, 2010, unrecognized compensation expense related to options granted during 2008 was $24, for options granted during 2009 was $159 and for options granted during 2010 was $533.

During the first quarter of 2010, the Company granted 110,939 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 5.1%, expected volatility of 53.72%, a risk-free interest rate of 2.85%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $152 of expense was recorded on these options during the first nine months of 2010. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Under the Company’s LTIP plan, 158,207 shares of nonvested stock were outstanding at December 31, 2009. In the first quarter of 2010, 41,204 shares of nonvested stock were granted at a weighted average grant date fair value of $18.82. In the second quarter of 2010, 11,096 shares of nonvested stock were granted to Directors at a weighted average grant date fair value of $25.94. As of September 30, 2010, 5,100 shares were forfeited, 40,531 shares vested and 164,876 were outstanding. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of September 30, 2010, unrecognized compensation expense related to these awards was $1,145, to be recognized over a weighted average remaining period of 1.73 years.

Under the Company’s GAIP plan, 69,675 shares were outstanding at December 31, 2009. Through September 30, 2010, no shares were granted, 4,375 shares vested, 1,550 shares were forfeited and 63,750 shares were outstanding. As of September 30, 2010, unrecognized compensation expense related to these awards was $246, to be recognized over a weighted average remaining period of 1.50 years.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Company’s Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may elect to adjust the number of shares. As of September 30, 2010, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock receives 25% of the annual retainer in Common Stock and 75% of the annual retainer in cash with the option to receive Common Stock in lieu of the cash portion of the retainer. Currently, the annual retainer is $40. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. For the three and nine months ended September 30, 2010, the Company recorded approximately $32 and $97 of compensation expense, respectively. For the three and nine months ended September 30, 2009, the Company recorded approximately $32 and $96, respectively.

Note 8 – Earnings Per Share

The Company applies FASB’s guidance regarding the calculation of earnings per share using the two-class method. The Company includes nonvested stock awards with rights to non-forfeitable dividends as part of its basic weighted average share calculation.

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$6,340	$5,052	$24,912	$8,288
Less: income allocated to participating securities	(126)	(102)	(522)	(131)

Net income available to common shareholders	$6,214	$4,950	$24,390	$8,157
Basic weighted average common shares outstanding	11,088,830	10,834,048	10,981,302	10,791,629
Basic earnings per common share	$0.56	$0.46	$2.22	$0.76

Diluted Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$6,340	$5,052	$24,912	$8,288
Less: income allocated to participating securities	(125)	(101)	(516)	(131)

Net income available to common shareholders	$6,215	$4,951	$24,396	$8,157
Basic weighted average common shares outstanding	11,088,830	10,834,048	10,981,302	10,791,629
Effect of dilutive securities, common shares outstanding	209,624	89,579	181,620	43,118

Diluted weighted average common shares outstanding	11,298,454	10,923,627	11,162,922	10,834,747
Diluted earnings per common share	$0.55	$0.45	$2.19	$0.75

The following numbers of stock options are not included in the earnings per share since in each case the exercise price is greater than the market price: 0 and 360,518 for the three months ended September 30, 2010 and 2009, and 0 and 360,518 for the nine months ended September 30, 2010 and 2009, respectively.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Metalworking Process Chemicals
Net sales	$128,764	$109,989	$376,931	$294,348
Operating income	25,290	22,448	75,926	47,859
Coatings
Net sales	8,424	8,494	23,698	24,049
Operating income	1,980	2,133	5,306	5,757
Other Chemical Products
Net sales	481	439	1,351	1,367
Operating loss	(6)	(16)	(40)	(106)

Total
Net sales	137,669	118,922	401,980	319,764
Operating income	27,264	24,565	81,192	53,510
Non-operating expenses	(12,661)	(14,464)	(39,043)	(33,883)
Contingencies charge (Refer to Note 15 – Commitments and Contingencies)	(3,581)	—	(3,581)	—
CEO transition costs	(1,317)	(1,250)	(1,317)	(2,443)
Restructuring and related charges	—	—	—	(2,289)
Amortization	(274)	(275)	(736)	(797)
Interest expense	(1,345)	(1,356)	(4,042)	(4,136)
Interest income	313	178	840	551
Other (expense) income, net	(320)	217	1,566	2,027

Consolidated income before taxes and equity in net income of associated companies	$8,079	$7,615	$34,879	$12,540

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

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Note 10 – Equity, Noncontrolling Interest and Comprehensive Income

The following table presents the changes in equity, noncontrolling interest and comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling Interest	Comprehensive Income	Total
Balance at June 30, 2010	$11,259	$32,798	$136,497	$(20,070)	$6,063		$166,547
Net income	—	—	6,340		517	$6,857
Currency translation adjustments	—	—	—	11,085	493	11,578
Defined benefit retirement plans	—	—	—	862	—	862
Current period changes in fair value of derivatives	—	—	—	191	—	191
Unrealized loss on available-for-sale securities	—	—	—	13	—	13

Comprehensive income						19,501	19,501

Comprehensive loss attributable to noncontrolling interest						(1,010)

Comprehensive income attributable to Quaker Chemical Corporation						$18,491

Dividends ($0.235 per share)	—	—	(2,676)	—	—		(2,676)
Share issuance and equity-based compensation plans	117	2,757	—	—	—		2,874
Excess tax benefit from stock option exercises	—	176	—	—	—		176

Balance at September 30, 2010	$11,376	$35,731	$140,161	$(7,919)	$7,073		$186,422

Balance at June 30, 2009	$11,050	$26,210	$115,254	$(19,987)	$4,693		$137,220
Net income	—	—	5,052		371	$5,423
Currency translation adjustments	—	—	—	4,758	168	4,926
Defined benefit retirement plans	—	—	—	676	—	676
Current period changes in fair value of derivatives	—	—	—	21	—	21
Unrealized gain on available-for-sale securities	—	—	—	17	—	17

Comprehensive income						11,063	11,063

Comprehensive loss attributable to noncontrolling interest						(539)

Comprehensive income attributable to Quaker Chemical Corporation						$10,524

Dividends ($0.23 per share)	—	—	(2,549)	—			(2,549)
Dividends paid to noncontrolling shareholders	—	—	—	—	(184)		(184)
Share issuance and equity-based compensation plans	22	727	—	—	—		749

Balance at September 30, 2009	$11,072	$26,937	$117,757	$(14,515)	$5,048		$146,299

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling Interest	Comprehensive Income	Total
Balance at December 31, 2009	$11,086	$27,527	$123,140	$(10,439)	$4,981		$156,295
Net income	—	—	24,912		1,716	$26,628
Currency translation adjustments	—	—	—	629	376	1,005
Defined benefit retirement plans	—	—	—	1,400	—	1,400
Current period changes in fair value of derivatives	—	—	—	487	—	487
Unrealized loss on available-for-sale securities	—	—	—	4	—	4

Comprehensive income						29,524	29,524

Comprehensive loss attributable to noncontrolling interest						(2,092)

Comprehensive income attributable to Quaker Chemical Corporation						$27,432

Dividends ($0.70 per share)	—	—	(7,891)	—	—		(7,891)
Share issuance and equity-based compensation plans	290	5,910	—	—	—		6,200
Excess tax benefit from stock option exercises	—	2,294	—	—	—		2,294

Balance at September 30, 2010	$11,376	$35,731	$140,161	$(7,919)	$7,073		$186,422

Balance at December 31, 2008	$10,833	$25,238	$117,089	$(27,237)	$3,952		$129,875
Net income	—	—	8,288		829	$9,117
Currency translation adjustments	—	—	—	10,365	541	10,906
Defined benefit retirement plans	—	—	—	1,945	—	1,945
Current period changes in fair value of derivatives	—	—	—	389	—	389
Unrealized gain on available-for-sale securities	—	—	—	23	—	23

Comprehensive income						22,380	22,380

Comprehensive loss attributable to noncontrolling interest						(1,370)

Comprehensive income attributable to Quaker Chemical Corporation						$21,010

Dividends ($0.69 per share)	—	—	(7,620)	—	—		(7,620)
Dividends paid to noncontrolling shareholders	—	—	—	—	(274)		(274)
Share issuance and equity-based compensation plans	239	1,699	—	—	—		1,938

Balance at September 30, 2009	$11,072	$26,937	$117,757	$(14,515)	$5,048		$146,299

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

During the first nine months of 2010, the Company recorded $2,294 of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheet related to stock option exercises, which occurred over the current and prior years. Previously, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s full-year 2010 projection of taxable income is expected to be sufficient to recognize these benefits. As a result, the Company recognized these benefits as a cash inflow from financing activities in its Condensed Consolidated Statement of Cash Flows which represents the Company’s estimate of cash savings through September 30, 2010.

Note 11 – Debt

In June 2010, the Company amended its primary credit facility to increase the maximum principal amount available for revolving credit borrowings from $125,000 to $175,000. This amount can be increased to $225,000 at the Company’s option if the lenders agree to increase their commitments and the Company satisfies certain conditions. The amendment also extended the maturity date of the Company’s credit line from August 2012 to June 2014 and amended certain acquisition and other covenants, including a reduced interest rate spread and a new interest rate tier for leverage ratios below one times EBITDA that would allow for a further interest rate spread reduction. Under the amendment, the Company is still subject to the financial covenants under the facility, all of which the Company was in compliance with at September 30, 2010.

Note 12 – Acquisitions

In July 2010, the Company completed the acquisition of the assets of D.A. Stuart’s U.S. aluminum hot rolling oil business from Houghton International for $6,862, subject to a post closing working capital adjustment. This acquisition strategically strengthens the Company’s position in the non-ferrous industry, as the acquired product portfolio is complementary to its existing business. The Company allocated $2,351 to intangible assets, comprised of customer lists, to be amortized over 15 years, trade names, to be amortized over 10 years and a trademark, to be amortized over one year. In addition, the Company recorded $3,125 of goodwill, all of which will be tax-deductible, and was assigned to the metalworking process chemicals segment. The following table shows the allocation of the purchase price of the assets acquired. The pro forma results of operations have not been provided because the effects were not material:

September 30, 2010
Current assets	$1,253
Fixed assets	133
Intangibles	2,351
Goodwill	3,125

Total assets	6,862

Liabilities assumed	—

Cash Paid	$6,862

Note 13 – Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter of 2010 and no impairment charge was warranted. The Company has recorded no impairment charges in the past. The changes in carrying amount of goodwill for the nine months ended September 30, 2010 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2009	$38,434	$8,081	$46,515
Goodwill additions	3,125	—	3,125
Currency translation adjustments	(147)	—	(147)

Balance as of September 30, 2010	$41,412	$8,081	$49,493

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2010 and December 31, 2009 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2010	2009	2010	2009
Amortized intangible assets
Customer lists and rights to sell	$10,388	$8,373	$4,820	$4,428
Trademarks and patents	2,035	1,788	1,793	1,788
Formulations and product technology	3,278	3,278	2,643	2,450
Other	3,405	3,409	3,275	3,203

Total	$19,106	$16,848	$12,531	$11,869

The Company recorded $736 and $797 of amortization expense in the first nine months of 2010 and 2009, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2010	$986
For the year ended December 31, 2011	$975
For the year ended December 31, 2012	$876
For the year ended December 31, 2013	$699
For the year ended December 31, 2014	$468
For the year ended December 31, 2015	$468

The Company has one indefinite-lived intangible asset of $600 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar.

Note 14 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost, for the three and nine months ended September 30, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$487	$540	$5	$5	$1,478	$1,555	$14	$15
Interest cost and other	1,495	1,647	99	143	4,507	4,859	296	428
Expected return on plan assets	(1,354)	(1,234)	—	—	(4,082)	(3,623)	—	—
Settlement charge	1,317	1,250	—	—	1,317	2,443	—	—
Other amortization, net	402	406	12	25	1,206	1,237	38	75

Net periodic benefit cost	$2,347	$2,609	$116	$173	$4,426	$6,471	$348	$518

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to make minimum cash contributions of $8,578 to its pension plans and $802 to its other postretirement benefit plan in 2010. As of September 30, 2010, $7,530 and $596 of contributions have been made, respectively.

During the nine months ended September 30, 2010, the Company recorded a final settlement charge of $1,317 in connection with the retirement of the Company’s former CEO in the third quarter of 2008. The Company recorded $2,443 of settlement charges during the nine months ended September 30, 2009.

Note 15 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court, in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000 in two equal payments of $1,000 (the first payment paid October 31, 2007 and the second payment paid on February 15, 2008). In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements – Continued

(Dollars in thousands, except per share amounts)

(Unaudited)

P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the Federal maximum contaminant level for four consecutive quarterly sampling events. During the third quarter of 2007, the Company recognized a $3,300 charge made up of $2,000 for the settlement of the litigation, plus an increase in its reserve for its soil and water remediation program of $1,300. As of September 30, 2010, the Company believes that the range of potential-known liabilities associated with ACP contamination, including the water and soil remediation program, is approximately $1,500 to $2,600, for which the Company has sufficient reserves.

The low and high ends of the range are based on the length of operation of the two extraction wells as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction wells, groundwater monitoring and program management. The duration of the well operation was estimated based on historical trends in concentrations in the monitoring wells within the proximity of the applicable extraction wells. Also factored into the model was the impact of water injected into the underground aquifer from a recharge basin adjacent to the ACP site as well as from an injection well to be installed and operated by OCWD as part of the groundwater treatment system for contaminants which are the subject of the aforementioned litigation. Based on the modeling, it is estimated that P-2 will operate for approximately two years and P-3 will operate for three years to up to six years. Operation and maintenance costs were based on historical expenditures and estimated inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period. Also included in the reserve are anticipated expenditures to operate an on-site soil vapor extraction system.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $99 was accrued at September 30, 2010 and December 31, 2009, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $8,500 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary. In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement were structured to be received over a four-year period with annual installments of $5,000, the final installment of which was received in the first quarter of 2010. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes, that if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

As previously disclosed in the Company’s second quarter Form 10-Q, one of the Company’s subsidiaries discovered that it may have paid certain value-added-taxes (“VAT”) incorrectly and, in certain cases, may not have collected sufficient VAT from certain customers. The VAT rules and regulations at issue are complex, vary among the jurisdictions and can be contradictory, in particular as to how they relate to the subsidiary’s products and to sales between jurisdictions.

Since its inception, the subsidiary had been consistent in its VAT collection and remittance practices and had never been contacted by any tax authority relative to VAT. Now the subsidiary has determined that for certain products, a portion of the VAT was incorrectly paid and that the total VAT due exceeds the amount originally collected and remitted by the subsidiary. In 2010, several jurisdictions have contacted the subsidiary requesting information, but no tax assessments have been received. At this time, the subsidiary has either modified or is in the process of modifying its VAT invoicing and payment procedures to eliminate or mitigate future exposure.

In analyzing the subsidiary’s exposure, it is difficult to estimate both the probability and the amount of any potential liabilities due to a number of factors, including: the decrease in exposure over time due to applicable statutes of limitations and actions taken by the subsidiary, the joint liability of customers and suppliers for a portion of the VAT, the availability of a VAT refund for VAT incorrectly paid through an administrative process, any amounts which may have already been or will be paid by customers, as well as the timing and structure of any tax amnesties or settlements. In addition, interest and penalties on any VAT due can be a multiple of the base tax. The subsidiary may contest any tax assessment administratively and/or judicially for an extended period of time and tax amnesties have historically occurred on a regular basis, resulting in significant reductions of interest and penalties and are a common practice for settling tax disputes in the jurisdictions in question. Also, the timing of payments and refunds of VAT may not be contemporaneous, and, if additional VAT is owed, it may not be fully recoverable from customers. As a result, this matter has the potential to have a material adverse impact on the Company’s statement of financial position, liquidity and capital resources and the results of operations.

Included in the third quarter results is a net charge of $3,581, which consists of a net $1,416 charge related to a tax dispute settlement entered into by the subsidiary, as well as a net $2,165 charge representing management’s best estimate, based on the information available to it, including the factors noted above, of the amount that may be ultimately paid related to the other jurisdictions that have made inquiries. These charges assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements. On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the range of the remaining exposure could be from $0 to $27,000, with one jurisdiction representing approximately 80 percent of this additional exposure. The range of this exposure could be higher if there are assessments but no future amnesty programs or settlements to reduce the interest and penalties.

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

The third quarter 2010 earnings per diluted share of $0.55 represents a 22% increase compared to earnings per diluted share of $0.45 in the third quarter of 2009. The third quarter 2010 results include a $3.6 million, or approximately $0.21 per diluted share, charge related to a non-income tax contingency discussed below.

Product volumes increased 15% in the third quarter of 2010 compared to the third quarter of 2009, driven by continued high steel industry demand in China, Brazil, India and Russia and continued recovery of industrial demand in North America and Europe. The gross margin percentage declined from the third quarter of 2009, but remained flat compared to the second quarter of 2010. The Company has implemented price increases to help partially offset higher raw material costs where necessary. The Company’s selling, general and administrative expenses were flat with the third quarter of 2009, as inflationary costs and higher selling costs on increased sales were offset by lower incentive compensation.

In July 2010, the Company completed the acquisition of D.A. Stuart’s U.S. aluminum hot rolling oil business from Houghton International, which had net sales of approximately $6.9 million in 2009. With this acquisition, Quaker becomes a leading player in the U.S. aluminum hot rolling market.

With economic activity beginning to plateau in certain markets, the Company anticipates somewhat lower fourth quarter demand due in part to seasonal and other economic factors. The Company continues to experience pressure on its margins as raw material costs have continued to increase, notwithstanding the pricing actions taken in the third quarter of 2010. The Company expects fourth quarter 2010 results to remain strong but below the levels we experienced in the first half of 2010. Longer term, the Company continues to expect solid growth over the next several years due to its leadership positions in faster growing markets and the gradual economic recovery in more mature markets.

Contingency Charge

As previously disclosed in the Company’s second quarter Form 10-Q, one of the Company’s subsidiaries discovered that it may have paid certain value-added-taxes (“VAT”) incorrectly and, in certain cases, may not have collected sufficient VAT from certain customers. The VAT rules and regulations at issue are complex, vary among the jurisdictions and can be contradictory, in particular as to how they relate to the subsidiary’s products and to sales between jurisdictions.

Since its inception, the subsidiary had been consistent in its VAT collection and remittance practices and had never been contacted by any tax authority relative to VAT. Now the subsidiary has determined that for certain products, a portion of the VAT was incorrectly paid and that the total VAT due exceeds the amount originally collected and remitted by the subsidiary. In 2010, several jurisdictions have contacted the subsidiary requesting information, but no tax assessments have been received. At this time, the subsidiary has either modified or is in the process of modifying its VAT invoicing and payment procedures to eliminate or mitigate future exposure.

In analyzing the subsidiary’s exposure, it is difficult to estimate both the probability and the amount of any potential liabilities due to a number of factors, including: the decrease in exposure over time due to applicable statutes of limitations and actions taken by the subsidiary, the joint liability of customers and suppliers for a portion of the VAT, the availability of a VAT refund for VAT incorrectly paid through an administrative process, any amounts which may have already been or will be paid by customers, as well as the timing and structure of any tax amnesties or settlements. In addition, interest and penalties on any VAT due can be a multiple of the base tax. The subsidiary may contest any tax assessment administratively and/or judicially for an extended period of time and tax amnesties have historically occurred on a regular basis resulting in significant reductions of interest and penalties and are a common practice for settling tax disputes in the jurisdictions in question. Also, the timing of payments and refunds of VAT may not be contemporaneous, and, if additional VAT is owed, it may not be fully recoverable from customers. As a result, this matter has the potential to have a material adverse impact on the Company’s statement of financial position, liquidity and capital resources and the results of operations.

Included in the third quarter results is a net charge of $3.6 million, which consists of a net $1.4 million charge related to a tax dispute settlement entered into by the subsidiary, as well as a net $2.2 million charge representing management’s best estimate, based on the information available to it, including the factors noted above, of the amount that may be ultimately paid related to the other jurisdictions that have made inquiries. These charges assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements. On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the range of the remaining exposure could be from $0 to $27.0 million, with one jurisdiction representing approximately 80 percent of this additional exposure. The range of this exposure could be higher if there are assessments but no future amnesty programs or settlements to reduce the interest and penalties.

CMS Discussion

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $27.1 million at September 30, 2010 from $25.1 million at December 31, 2009. The $2.0 million increase resulted primarily from $19.5 million of cash provided by operating activities, $9.4 million of cash used in investing activities, $8.4 million of cash used in financing activities and a $0.3 million increase from the effect of exchange rates on cash.

Net cash flows provided by operating activities were $19.5 million in the first nine months of 2010, compared to $34.7 million provided by operating activities in the first nine months of 2009. During the first nine months of 2009, the Company experienced significantly lower business activity as it was still recovering from the global economic downturn, which in turn greatly reduced the Company’s investment in working capital. As business volumes began to increase in 2009 and continued to increase in the first half of 2010, the Company’s need for working capital investment increased. The Company’s improvement in net income was more than offset by increased investment in working capital. The Company’s first quarter 2009 disposition of land in Europe, reduced pension contributions compared to 2009, and the 2009 completion of restructuring activities also impacted the operating cash flow comparisons.

Net cash flows used in investing activities were $9.4 million in the first nine months of 2010, compared to $3.6 million of cash used in investing activities in the first nine months of 2009. Payments related to acquisitions were the primary driver in the change in cash flows used in investing activities. During the third quarter of 2010, the Company completed the acquisition of D.A. Stuart’s U.S. aluminum hot rolling business from Houghton International for $6.9 million, while the first quarter of 2009 included the final $1.0 million payment related to the 2005 acquisition of the remaining 40% interest in the Company’s Brazilian joint venture. In addition, the 2009 proceeds from the disposition of land in Europe were offset by lower capital expenditures in 2010 as the Company completed its Middletown, Ohio expansion project. Reductions in the use of restricted cash related to the expansion also affected the investing cash flow comparisons.

In the first quarter of 2007, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $20.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The payments were structured to be received over a four-year period with annual installments of $5.0 million, the final installment of which was received in the first quarter of 2010. During the third quarter of 2007, the same inactive subsidiary and another of its insurance carriers entered into a Claim Handling and Funding Agreement under which the carrier will pay 27% of the defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007.

Net cash flows used in financing activities were $8.4 million for the first nine months of 2010, compared to $28.7 million of cash used in financing activities for the first nine months of 2009. The majority of the change was the result of higher debt repayments in the first nine months of 2009 compared to the first nine months of 2010. In the first nine months of 2009, the cash flow generated from reduced working capital investments as a result of significantly curtailed business volumes enabled the higher debt repayments. In addition, in the first nine months of 2010, a significantly higher level of stock options were exercised which impacted the change in cash flows.

In June 2010, the Company amended its primary credit facility to increase the maximum principal amount available for revolving credit borrowings from $125.0 million to $175.0 million. This amount can be increased to $225.0 million at the Company’s option if the lenders agree to increase their commitments and the Company satisfies certain conditions. At September 30, 2010 and December 31, 2009, the Company had approximately $40.0 million and $46.4 million, respectively, outstanding under its credit facilities. The amendment also extended the maturity date of the Company’s credit line from August 2012 to June 2014 and amended certain acquisition and other covenants, including a reduced interest rate spread and a new interest rate tier for leverage ratios below one times EBITDA that would allow for a further interest rate spread reduction. The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.5 to 1, and at September 30, 2010 and December 31, 2009, the consolidated leverage ratio was below 2.0 to 1. The Company has entered into interest rate swaps with a combined notional value of $30.0 million as of September 30, 2010 in order to fix the interest rate on a portion of its variable rate debt. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

At September 30, 2010, the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, was $13.7 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by $7.0 million as a result of offsetting benefits in other tax jurisdictions.

The Company completed its annual impairment assessment and no impairment charge was warranted. The company’s assumption of weighted average cost of capital and estimated future net operating profit after tax (“NOPAT”) are particularly important in determining whether an impairment charge has been incurred. The Company currently uses a weighted average cost of capital of 12% and, at September 30, 2010, this assumption would have had to increase by more than 6.75 percentage points before any of the Company’s reporting units would fail step one of the impairment analysis. Further, at September 30, 2010, the Company’s estimate of future NOPAT would have had to decrease by more than 36% before any of the Company’s reporting units would be considered potentially impaired. As a result, the estimated fair value of each of the Company’s reporting units substantially exceeds their carrying value.

With operating cash flow of $9.2 million generated in the third quarter of 2010, the Company’s net debt-to-total-capital ratio decreased to 15% as of September 30, 2010 compared to 19% as of June 30, 2010 and 20% as of December 31, 2009. The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies through internally generated funds supplemented with debt or equity as needed.

Operations

Comparison of Third Quarter of 2010 with Third Quarter of 2009

Net sales for the third quarter were $137.7 million, up 16% from $118.9 million for the third quarter of 2009. The increase in net sales was primarily the result of a 15% increase in volume, which was experienced across the globe. Selling prices and mix increased revenues by approximately 5%, as the Company implemented price increases to help partially offset higher raw material costs. These increases were partially offset by lower automotive chemical management services (“CMS”) revenue reported on a gross basis and lower foreign exchange rates, each of which decreased revenues by approximately 2%.

Gross profit increased $4.6 million, or 10%, compared to the third quarter of 2009 as a result of increased volumes. However, gross margin decreased to 35.6% from 37.4% in the third quarter of 2009, primarily driven by increased raw material costs, and is consistent with the second quarter 2010 gross margin percentage.

Selling, general and administrative expenses (“SG&A”) were flat compared to the third quarter of 2009. Higher selling costs with increased business activity, as well as inflationary increases, were offset by decreases in incentive compensation.

The Company incurred a final charge related to the former CEO’s supplemental retirement plan of approximately $1.3 million, or $0.08 per diluted share, in the third quarter of 2010, compared to a charge of $1.3 million, or $0.07 per diluted share, in the third quarter of 2009.

The decrease in other income is due to higher exchange rate losses compared to the third quarter of 2009.

The Company’s effective tax rate was 21% in the third quarter of 2010, compared to 36% in the third quarter of 2009. The third quarter 2010 and 2009 effective tax rates include benefits of approximately $0.04 per diluted share and $0.02 per diluted share, respectively, due to the expiration of applicable statutes of limitations for uncertain tax positions. In addition, the third quarter 2010 effective tax rate also reflects increased utilization of foreign tax credits and net operating losses, which were previously not benefited. Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses. Please refer to the Comparison of the First Nine Months of 2010 with the First Nine Months of 2009, below, for further discussion.

Segment Reviews – Comparison of Third Quarter 2010 with Third Quarter 2009

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 94% of the Company’s net sales in the third quarter of 2010. Net sales were up $18.8 million, or 17%, compared to the third quarter of 2009. Foreign currency translation negatively impacted net sales by approximately 2%, driven by the Euro to U.S. Dollar exchange rate. The average Euro to U.S. Dollar exchange rate was 1.29 for the third quarter of 2010 compared to 1.43 for the third quarter of 2009. Net sales were positively impacted by increases of 17% in North America, 20% in Europe, 19% in Asia/Pacific and 24% in South America, all on a constant currency basis. The increase in this segment’s sales was primarily attributable to increased volumes of 17% impacting all regions, as the prior year results continue to reflect the global economic downturn. Additionally, net sales were positively impacted by a 5% increase in selling price and mix, as the Company implemented price increases to help offset higher raw material costs. These increases were partially offset by a reduction in automotive CMS revenue, which was due, in part, to the renegotiation of certain contracts now reported on a pass-through versus gross basis. Consistent with the volume increases, this segment’s operating income increased $2.8 million, or 13%, compared to the third quarter of 2009.

Coatings

The Company’s Coatings segment, which represented approximately 6% of the Company’s net sales in the third quarter of 2010, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were down 1% for the third quarter of 2010 compared to the third quarter of 2009. This segment’s operating income was down $0.2 million, related to a decrease in volume as well as due to product mix and increased selling costs.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales in the third quarter of 2010, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales and operating income improved slightly compared to the third quarter of 2009. However, operating income remains at a slight loss in both periods due to the downturn in the oil and gas market.

Comparison of the First Nine Months of 2010 with the First Nine Months of 2009

Net sales for the first nine months of 2010 were $402.0 million, up 26% from $319.8 million for the first nine months of 2009. The increase in sales was driven by significant increases in volume across the globe, as the comparisons to the prior year continue to reflect recovery from the global economic downturn. The volume increases were partially offset by lower automotive chemical management services (“CMS”) revenue reported on a gross basis, which decreased revenues by approximately 5%.

Gross profit increased $35.7 million, or 33%, compared to the first nine months of 2009, largely as a result of increased volumes. The year-to-date gross margin increased to 36.0% from 34.2% during the first nine months of 2009, as raw material costs did not begin to significantly increase until the middle of the second quarter of 2010. In addition, reduced automotive CMS revenues reported on a gross basis contributed to the gross margin percentage increase.

SG&A increased $13.1 million, or 14%, compared to the first nine months of 2009. Higher selling costs with increased business activity, inflationary costs as well as increased incentive compensation were the primary drivers, representing 85% of the increase. Differences in foreign exchange rates and other costs accounted for the remainder of the increase.

In the first quarter of 2009, the Company implemented a restructuring program totaling $2.3 million, or approximately $0.14 per diluted share, while 2010 includes a net charge of $3.6 million, or $0.21 per diluted share, for the contingency noted above. The Company incurred a final charge related to the former CEO’s supplemental retirement plan of approximately $1.3 million, or $0.08 per diluted share, in the third quarter of 2010, compared to a charge of $2.4 million, or $0.14 per diluted share, in the first nine months of 2009.

Other income for the 2010 period includes higher license fees from increased business activities as well as foreign exchange rate gains versus losses in the 2009 period, which partially offset a gain related to the disposition of land in Europe of approximately $0.11 per diluted share in 2009. Net interest expense decreased due to lower average debt balances as well as higher interest income.

Equity in net income of associated companies includes a charge of approximately $0.03 per diluted share related to the first quarter 2010 devaluation of the Venezuelan Bolivar Fuerte.

The Company’s year-to-date 2010 effective tax rate was 26%, compared to 32% for the first nine months of 2009. The 2010 effective tax rate includes a benefit of approximately $0.15 per diluted share due to the expiration of applicable statutes of limitations for uncertain tax positions. In addition, the low 2010 effective tax rate reflects significantly improved profitability in certain jurisdictions, which has allowed for the utilization of foreign tax credits and net operating losses, which were previously not benefited. The effective tax rate for the first nine months of 2009 reflects no tax provided for the land sale gain, due to the utilization of net operating losses, which were previously not benefited. The Company has experienced, and expects to experience, further volatility in its quarterly effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions. The Company currently expects additional derecognition of uncertain tax positions of approximately $0.07 per diluted share to occur later in the fourth quarter of 2010. During the first nine months of 2010, the Company recorded $2.3 million of excess tax benefits in capital in excess of par on its Condensed Consolidated Balance Sheet and in its Condensed Consolidated Statement of Cash Flows, related to stock option exercises, which occurred over the current and prior years. Previously, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s full-year 2010 projection of taxable income is expected to be sufficient to recognize these benefits. At the end of 2009, the Company had net U.S. deferred tax assets totaling $16.3 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The global economic downturn has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Segment Reviews – Comparison of the First Nine Months of 2010 with the First Nine Months of 2009

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 94% of the Company’s net sales in the first nine months of 2010. Net sales were up $82.6 million, or 28%, compared to the first nine months of 2009. Foreign currency translation positively impacted net sales by approximately 2%, driven by the Brazilian Real to U.S. Dollar exchange rate. The average U.S. Dollar to Brazilian Real exchange rate was 0.56 in the first nine months of 2010 compared to 0.48 in the first nine months of 2009. Net sales were positively impacted by increases of 16% in North America, 25% in Europe, 35% in Asia/Pacific and 40% in South America, all on a constant currency basis. The increase in this segment’s sales was primarily attributable to increased volumes of 31% impacting all regions, as the prior year results continue to reflect the global economic downturn. The product volume increases were partially offset by a reduction in automotive CMS revenue, which was due, in part, to the renegotiation of certain contracts now reported on a pass-through versus gross basis. Consistent with the significant volume increases, this segment’s operating income increased $28.1 million over the first nine months of 2009. This segment’s operating income also benefited from savings from the Company’s restructuring efforts as well as a more favorable year-to-date raw material cost environment.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in the first nine months of 2010, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were down $0.4 million, or 1%, for the first nine months of 2010 compared to the first nine months of 2009, primarily due to reduced volumes in temporary and permanent coatings. This segment’s operating income was down $0.5 million related to the noted volume declines, product mix, as well as increased selling costs.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales for the first nine months of 2010, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales for the first nine months of 2010 were flat with the first nine months of 2009 and operating income was a slight loss in both periods due to the downturn in the oil and gas markets.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates which can be either fixed or variable. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of September 30, 2010, Quaker had $40.0 million in borrowings under its credit facilities, compared to $46.4 million at December 31, 2009, at a weighted average variable borrowing rate of approximately 2.54% (LIBOR plus a spread). The Company uses derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. The Company has entered into interest rate swaps in order to fix the interest rate on a portion of its variable rate debt. The swaps had a combined notional value of $30.0 million and $40.0 million and a fair value of $(1.4) million and $(2.2) million at September 30, 2010 and December 31, 2009, respectively. As of the date of this Report, the Company is receiving a LIBOR rate and paying an average fixed rate of approximately 5% on its interest rate swaps. Three of the Company’s swaps with a notional value of $15.0 million mature in 2010, while the remaining three swaps with a notional value of $15.0 million mature in 2012. The counterparties to the swaps are major financial institutions. Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations. Reference is made to the information included in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended September 30, 2010.

PART II.

OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report, all of which were acquired from employees in payment of the exercise price of employee stock options exercised during the period.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 – July 31	—	$—	—	252,600
August 1 – August 31	1,937	$36.32	—	252,600
September 1 – September 30	—	$—	—	252,600
Total	1,937	$36.32	—	252,600

(1)	All of the 1,937 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options.
(2)	The price per share, in each case, represented either a) the average of the high and low price of the Company’s common stock on date of exercise; or b) the closing price of the Company’s common stock on date of exercise, as specified by the plan pursuant to which the applicable option was granted.
(3)	On February 15, 1995, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 500,000 shares of Quaker common stock, and, on January 26, 2005, the Board authorized the repurchase of up to an additional 225,000 shares. Under the 1995 action of the Board, 27,600 shares may yet be purchased. Under the 2005 action of the Board, none of the shares authorized has been purchased and, accordingly, all of those shares may yet be purchased. Neither of the share repurchase authorizations has an expiration date.

Item 6.	Exhibits.

(a) Exhibits

31.1	-	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	-	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	-	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350

32.2	-	Certification of Mark A. Featherstone Pursuant to 18 U.S. C. Section 1350

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Mark A. Featherstone
Mark A. Featherstone, officer duly authorized to sign this report, Vice President and Chief Financial Officer

Date: October 26, 2010