Form 10-K
period 2010-12-31
QUAKER CHEMICAL CORP
filed 2011-03-02
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on June 30, 2010): $304,994,986

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: 11,506, 450 shares of Common Stock, $1.00 Par Value, as of February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2011 are incorporated by reference into Part III.

PART I

As used in this Report, the terms “Quaker,” the “Company,” “we” and “our” refer to Quaker Chemical Corporation, its subsidiaries, and associated companies, unless the context otherwise requires.

Item 1.	Business.

General Description

Quaker develops, produces, and markets a broad range of formulated chemical specialty products for various heavy industrial and manufacturing applications and, in addition, offers and markets chemical management services (“CMS”). Quaker’s principal products and services include: (i) rolling lubricants (used by manufacturers of steel in the hot and cold rolling of steel and by manufacturers of aluminum in the hot rolling of aluminum); (ii) corrosion preventives (used by steel and metalworking customers to protect metal during manufacture, storage, and shipment); (iii) metal finishing compounds (used to prepare metal surfaces for special treatments such as galvanizing and tin plating and to prepare metal for further processing); (iv) machining and grinding compounds (used by metalworking customers in cutting, shaping, and grinding metal parts which require special treatment to enable them to tolerate the manufacturing process, achieve closer tolerance, and improve tool life); (v) forming compounds (used to facilitate the drawing and extrusion of metal products); (vi) hydraulic fluids (used by steel, metalworking, and other customers to operate hydraulically activated equipment); (vii) technology for the removal of hydrogen sulfide in various industrial applications; (viii) chemical milling maskants for the aerospace industry and temporary and permanent coatings for metal and concrete products; (ix) construction products, such as flexible sealants and protective coatings, for various applications; (x) specialty greases; and (xi) programs to provide chemical management services. Individual product lines representing more than 10% of consolidated revenues for any of the past three years are as follows:

	2010	2009	2008
Rolling lubricants	21.2%	20.8%	19.7%
Machining and grinding compounds	20.3%	18.1%	17.7%
Hydraulic fluids	13.7%	12.9%	11.1%
Corrosion preventives	11.5%	9.9%	10.2%
Chemical management services	3.5%	8.4%	11.1%

A substantial portion of Quaker’s sales worldwide are made directly through its own employees and its CMS programs with the balance being handled through value-added resellers and agents. Quaker employees visit the plants of customers regularly and, through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker’s existing products or by applying new formulations developed in Quaker’s laboratories. Quaker makes little use of advertising but relies heavily upon its reputation in the markets which it serves. Generally, separate manufacturing facilities of a single customer are served by different personnel. As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenues are recognized on a gross reporting basis at the selling price negotiated with the customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $56.5 million, $27.5 million and $32.2 million for 2010, 2009 and 2008, respectively. The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment arrangements, upon usage by the customer and when services are performed. License fees and royalties are recognized in accordance with agreed-upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured, and are included in other income.

In 2010, the Company completed the acquisition of D.A. Stuart’s U.S. aluminum hot rolling oil business from Houghton International for approximately $6.8 million. With this acquisition, Quaker became a leading player in the U.S. aluminum hot rolling market. The Company also completed the acquisition of Summit Lubricants Inc., a leading specialty grease manufacturer and distributor of specialty greases, for approximately $29.1 million. This acquisition is complementary to the Company’s existing business lines and the purchase price approximates expected 2011 sales.

Competition

The chemical specialty industry comprises a number of companies of similar size as well as companies larger and smaller than Quaker. Quaker cannot readily determine its precise position in every industry it serves. Based on information available to Quaker, however, it is estimated that Quaker holds a leading and significant global position (among a group in excess of 25 other suppliers) in the market for process fluids to produce sheet steel. It is also believed that Quaker holds significant global positions in the markets for process fluids in portions of the automotive and industrial markets. The offerings of many of our competitors differ from Quaker, with some who offer a broad portfolio of fluids including general lubricants to those who have a more specialized product range and all of whom provide different levels of technical services to individual customers. Competition in the industry is based primarily on the ability to provide products that meet the needs of the customer and render technical services and laboratory assistance to customers and, to a lesser extent, on price.

Major Customers and Markets

In 2010, Quaker’s five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 20% of its consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 9% of consolidated net sales. A significant portion of Quaker’s revenues are realized from the sale of process fluids and services to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers. Furthermore, steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. Accordingly, the loss or closure of a steel mill or other major customer site can have a material adverse effect on Quaker’s business.

Raw Materials

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2010, three raw material groups (mineral oils and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil can be affected by the price of crude oil and refining capacity. In addition, animal fat and vegetable oil prices are impacted by increased biodiesel consumption. Accordingly, significant fluctuations in the price of crude oil can have a material effect upon the Company’s business. Many of the raw materials used by Quaker are “commodity” chemicals, and, therefore, Quaker’s earnings can be affected by market changes in raw material prices. Reference is made to the disclosure contained in Item 7A of this Report.

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

Research and Development—Laboratories

Quaker’s research and development laboratories are directed primarily toward applied research and development since the nature of Quaker’s business requires continual modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Quaker maintains quality control laboratory facilities in each of its manufacturing locations. In addition, Quaker maintains in Conshohocken, Pennsylvania, Santa Fe Springs, California, Uithoorn, The Netherlands and Qingpu, China laboratory facilities that are devoted primarily to applied research and development.

Research and development costs are expensed as incurred. Research and development expenses during 2010, 2009 and 2008 were $15.7 million, $15.0 million and $16.9 million, respectively.

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

Regulatory Matters

In order to facilitate compliance with applicable Federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent experts, as well as ongoing inspections and training by on-site personnel. Such inspections address operational matters, record keeping, reporting requirements and capital improvements. In 2010, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $0.7 million compared to $0.7 million and $1.7 million in 2009 and 2008, respectively. In 2011, the Company expects to incur approximately $1.9 million for capital expenditures directed primarily to regulatory compliance.

Number of Employees

On December 31, 2010, Quaker’s consolidated companies had 1,385 full-time employees of whom 513 were employed by the parent company and its U.S. subsidiaries and 872 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 225 people on December 31, 2010.

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

Non-U.S. Activities

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. Dollar, the E.U. Euro, the Brazilian Real, and the Chinese Renminbi, and the impact of those currency fluctuations on the underlying economies. Incorporated by reference is (i) the foreign exchange risk information contained in Item 7A of this Report, (ii) the geographic information in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of this Report, and (iii) information regarding risks attendant to foreign operations included in Item 1A of this Report.

Quaker on the Internet

Financial results, news and other information about Quaker can be accessed from the Company’s Web site at http://www.quakerchem.com. This site includes important information on products and services, financial reports, news releases, and career opportunities. The Company’s periodic and current reports on Forms 10-K, 10-Q and 8-K, including exhibits and supplemental schedules filed therewith, and amendments to those reports, filed with the Securities and Exchange Commission (“SEC”) are available on the Company’s Web site, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information contained on, or that may be accessed through, the Company’s Web site is not incorporated by reference in this Report and, accordingly, you should not consider that information part of this Report.

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

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2010, and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

Item 1A.	Risk Factors.

Changes to the industries and markets that Quaker serves could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

The chemical specialty industry comprises a number of companies of similar size as well as companies larger and smaller than Quaker. It is estimated that Quaker holds a leading and significant global position in the markets for process fluids to produce sheet steel and significant global positions in portions of the automotive and industrial markets. The industry is highly competitive, and a number of companies with significant financial resources and/or customer relationships compete with us to provide similar products and services. Our competitors may be positioned to offer more favorable pricing and service terms, resulting in reduced profitability and loss of market share for us. Historically, competition in the industry has been based primarily on the ability to provide products that meet the needs of the customer and render technical services and laboratory assistance to the customer and, to a lesser extent, on price. Factors critical to the Company’s business include successfully differentiating the Company’s offering from its competition, operating efficiently and profitably as a globally integrated whole, and increasing market share and customer penetration through internally developed business programs and strategic acquisitions.

The business environment in which the Company operates remains uncertain. The Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. A major risk is that the Company’s demand is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in our customers’ business and unanticipated customer production shutdowns or curtailments. The Company has limited ability to adjust its cost level contemporaneously with changes in sales and gross margins. Thus, a significant downturn in sales or gross margins due to weak end-user markets, loss of a significant customer, and/or rising raw material costs could have a material adverse effect on the Company’s liquidity, financial position, and results of operations.

Our business depends on attracting and retaining qualified management personnel.

The unanticipated departure of any key member of our management team could have an adverse effect on our business. Given the relative size of the Company and the breadth of its global operations, there are a limited number of qualified management personnel to assume the responsibilities of management level employees should there be management turnover. In addition, because of the specialized and technical nature of our business, our future performance is dependent on the continued service of, and our ability to attract and retain, qualified management, commercial and technical personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel.

Inability to obtain sufficient price increases or contract concessions to offset increases in the costs of raw material could have a material adverse effect on the Company’s liquidity, financial position and results of operations. Price increases implemented could result in the loss of sales.

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2010, three raw material groups (mineral oils and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil can be affected by the price of crude oil and refining capacity. In addition, many of the raw materials used by Quaker are “commodity” chemicals. Accordingly, Quaker’s earnings can be affected by market changes in raw material prices.

Over the past three years, Quaker has experienced significant volatility in its raw material costs, particularly crude oil derivatives. For example, the price of crude oil averaged $79 per barrel in 2010 versus $61 in 2009 and $100 in 2008 and is currently trading in the $100 per barrel range with market conditions that currently reflect the political instability in the Middle East. In addition, refining capacity has also been constrained by various factors, which further contributed to volatile raw material costs and negatively impacted margins. Animal fat and vegetable oil prices have been impacted by increased biodiesel consumption. In response, the Company has aggressively pursued price increases to offset the increased raw material costs. Although the Company has been successful in recovering a substantial amount of the raw material cost increases, it has experienced competitive as well as contractual constraints limiting pricing actions. In addition, as a result of the Company’s pricing actions, customers may become more likely to consider competitors’ products, some of which may be available at a lower cost. Significant loss of customers could result in a material adverse effect on the Company’s results of operations.

Availability of raw materials, including sourcing from some single suppliers, could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

The chemical specialty industry can experience some tightness of supply of certain raw materials. In addition, in some cases, we choose to source from a single supplier. Any significant disruption in supply could affect our ability to obtain raw materials, which could have a material adverse effect on our liquidity, financial position and results of operations.

Loss of a significant manufacturing facility may materially and adversely affect the Company’s liquidity, financial position and results of operations.

Quaker has multiple manufacturing facilities throughout the world. In certain countries such as Brazil and China, there is only one such facility. If one of the Company’s facilities was damaged to such extent that production was halted for an extended period, the Company may not be able to timely supply affected customers. This could result in a loss of sales over an extended period or permanently. The Company does take steps to mitigate against this risk including contingency planning and procuring property and casualty insurance (including business interruption insurance). Nevertheless, the loss of sales in any one region over any extended period of time could have a significant material adverse effect on Quaker’s liquidity, financial position and results of operations.

Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial position and results of operations.

A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, including some of our larger customers, where a number of bankruptcies occurred during recent years and companies have experienced financial difficulties. As part of the bankruptcy process, the Company’s pre-petition receivables may not be realized, customer manufacturing sites may be closed or contracts voided. The bankruptcy of a major customer could have a material adverse effect on the Company’s liquidity, financial position, and results of operations. Steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. The loss or closure of a steel mill or other major site of a significant customer could have a material adverse effect on Quaker’s business.

During 2010, our five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) together accounted for approximately 20% of our consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 9% of consolidated net sales.

Failure to comply with any material provision of our credit facility or other debt agreements could have a material adverse effect on our liquidity, financial position and results of operations.

The Company maintains a $175.0 million unsecured credit facility (the “Credit Facility”) with a group of lenders, which can be increased to $225.0 million at the Company’s option if lenders agree to increase their commitments and the Company satisfies certain conditions. The Credit Facility, which matures in 2014, provides the availability of revolving credit borrowings. In general, the borrowings under the Credit Facility bear interest at either a base rate or LIBOR rate plus a margin based on the Company’s consolidated leverage ratio.

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

Quaker is exposed to market rate risk for changes in interest rates, due to the variable interest rate applied to the Company’s borrowings under its Credit Facility. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase, perhaps significantly, depending on the extent of Quaker’s borrowings under the Credit Facility. At December 31, 2010, the Company had $55.0 million outstanding under its credit facilities. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $15.0 million at December 31, 2010.

Failure to generate taxable income could have a material adverse effect on our financial position and results of operations.

At December 31, 2010, the Company had net U.S. deferred tax assets totaling $14.8 million, excluding deferred tax assets relating to additional minimum pension liabilities. In addition, at that date, the Company had $2.1 million in operating loss carryforwards primarily related to certain of its foreign operations. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination was made, which could have a material adverse effect on the Company’s financial statements. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances.

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

Climate change and greenhouse gas restrictions may materially affect the Company’s liquidity, financial position and results of operations.

The Company is subject to various regulations regarding its emission of greenhouse gases in its manufacturing facilities. In addition, a number of countries have adopted, or are considering the adoption of regulatory frameworks to reduce greenhouse gas emissions. These include adoption of cap and trade regimes, carbon taxes, increased efficiency standards and incentives or mandates for renewable energy. These requirements could make our products more expensive and reduce demand for our products. Current and pending greenhouse gas regulations may also increase our compliance costs.

We might not be able to timely develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business.

We believe that our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis, in response to customers’ demands for higher performance process chemicals, coatings and other chemical products. Our competitors may develop new products or enhancements to their products that offer performance, features and lower prices that may render our products less competitive or obsolete and, as a consequence, we may lose business and/or significant market share. The development and commercialization of new products require significant expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner that will satisfy our customers’ future needs or achieve market acceptance.

The scope of our international operations subjects the Company to risks, including risks from changes in trade regulations, currency fluctuations, and political and economic instability.

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. Dollar, the E.U. Euro, the Brazilian Real, and the Chinese Renminbi, and the impact of those currency fluctuations on the underlying economies. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 59% to 65% of our annual consolidated net sales. All of these operations use the local currency as their functional currency. The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and attendant net assets. Therefore, as exchange rates vary, Quaker’s results can be materially affected. Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Additional risks associated with the Company’s international operations include, but are not limited to, the following:

•	changes in economic conditions from country to country,

•	changes in a country’s political condition, such as the current political unrest in the Middle East,

•	trade protection measures,

•	licensing and other legal requirements,

•	longer payment cycles in certain foreign markets,

•	restrictions on the repatriation of our assets, including cash,

•	significant foreign and United States taxes on repatriated cash,

•	the difficulties of staffing and managing dispersed international operations,

•	less protective foreign intellectual property laws,

•	legal systems that may be less developed and predictable than those in the United States, and

•	local tax issues.

The breadth of Quaker’s international operations subjects the Company to various local non-income taxes, including value-added-taxes (“VAT”). With VAT, the Company essentially operates as an agent for various jurisdictions by collecting VAT from customers and remitting those amounts to the taxing authorities on the goods it sells. The laws and regulations regarding VAT can be complex and vary widely among countries as well as among individual states within a given country for the same products, making full compliance difficult. As VAT is often charged as a percentage of the selling price of the goods sold, the amounts involved can be material. Should there be non-compliance by the Company, it may need to remit funds to the tax authorities prior to collecting the appropriate amounts from customers or jurisdictions which may have been incorrectly paid. In addition, the Company may choose for commercial reasons not to seek repayment from certain customers. This could have a material adverse affect on the Company’s liquidity, financial position and results of operations. Refer to Note 22 of Notes to Consolidated Financial Statements, included in Item 8 of this Report, which is incorporated herein by this reference, for further discussion.

Terrorist attacks, other acts of violence or war may affect the markets in which we operate and our profitability.

Terrorist attacks may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the U.S. or U.S. businesses. Terrorist attacks, other acts of violence or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Additional terrorist attacks may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, any of these events may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products. The consequences of terrorist attacks, other acts of violence or armed conflicts can be unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Quaker’s corporate headquarters and a laboratory facility are located in Conshohocken, Pennsylvania. Quaker’s other principal facilities are located in Detroit, Michigan; Middletown, Ohio; Santa Fe Springs, California; Batavia, New York; Uithoorn, The Netherlands; Santa Perpetua de Mogoda, Spain; Rio de Janeiro, Brazil; Tradate, Italy; and Qingpu, China. All of the properties except that in Santa Fe Springs, California are used by the metalworking process chemicals segment. The Santa Fe Springs, California property is used by the coatings segment. With the exception of the Conshohocken, Santa Fe Springs and Tradate sites, which are leased, all of these principal facilities are owned by Quaker and as of December 31, 2010 were mortgage free. Quaker also leases sales, laboratory, manufacturing, and warehouse facilities in other locations.

Quaker’s principal facilities (excluding Conshohocken) consist of various manufacturing, administrative, warehouse, and laboratory buildings. Substantially all of the buildings (including Conshohocken) are of fire-resistant construction and are equipped with sprinkler systems. All facilities are primarily of masonry and/or steel construction and are adequate and suitable for Quaker’s present operations. The Company has a program to identify needed capital improvements that are implemented as management considers necessary or desirable. Most locations have various numbers of raw material storage tanks ranging from 18 to 58 at each location with a capacity ranging from 1,000 to 82,000 gallons and processing or manufacturing vessels ranging in capacity from 7 to 16,000 gallons.

Each of Quaker’s 50% or less owned non-U.S. associated companies owns or leases a plant and/or sales facilities in various locations.

Item 3.	Legal Proceedings.

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters, including environmental matters. For information concerning pending asbestos-related litigation against an inactive subsidiary, amounts accrued associated with certain environmental non-capital remediation costs and the Company’s value-added-tax dispute settlements, reference is made to Note 22 of Notes to Consolidated Financial Statements, included in Item 8 of this Report, which is incorporated herein by this reference. The Company is a party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flow, or financial condition.

Item 4.	[Reserved]

Item 4(a).	Executive Officers of the Registrant.

Set forth below is information regarding the executive officers of the Company, each of whom (with the exception of Mr. Claro) has been employed by the Company for more than five years, including the respective positions and offices with the Company held by each over the respected periods indicated. Each of the executive officers, with the exception of Mr. Hill, is elected annually to a one-year term. Mr. Hill is considered an executive officer in his capacity as principal accounting officer for purposes of this item.

Name, Age, and Present Position with the Company	Business Experience During Past Five Years and Period Served as an Officer
Michael F. Barry, 52 Chairman of the Board, Chief Executive Officer and President and Director	Mr. Barry, who has been employed by the Company since 1998, has served as Chairman of the Board since May 13, 2009, in addition to his position as Chief Executive Officer and President held since October 2008. He served as Senior Vice President and Managing Director—North America from January 2006 to October 2008. He served as Senior Vice President and Global Industry Leader—Metalworking and Coatings from July 2005 through December 2005. He served as Vice President and Global Industry Leader—Industrial Metalworking and Coatings from July 2005 through December 2005 and Vice President and Chief Financial Officer from 1998 to August 2004.

Mark A. Featherstone, 49 Vice President, Chief Financial Officer and Treasurer	Mr. Featherstone, who has been employed by the Company since 2001, has served as Chief Financial Officer and Treasurer since April 2007 and has served as Vice President since March 2005. He served as Global Controller from May 2001 to April 2007.

D. Jeffry Benoliel, 52 Vice President-Global Strategy, General Counsel and Corporate Secretary	Mr. Benoliel, who has been employed by the Company since 1995, has served as Vice President-Global Strategy, General Counsel and Corporate Secretary since October 2008. He served as Vice President, Secretary and General Counsel from 2001 through September 2008.

Name, Age, and Present Position with the Company	Business Experience During Past Five Years and Period Served as an Officer
Joseph A. Berquist, 39 Vice President and Managing Director—North America	Mr. Berquist, who has been employed by the Company since 1997, was elected as Vice President and Managing Director—North America on April 1, 2010. He served as Senior Director, North America Commercial from October 2008 through March 2010, as Industry Business Director—Metalworking/Fluid Power from July 2006 through September 2008 and as Industry Business Manager—Metalworking/Fluid Power from January 2006 until July 2006. He served as Regional Sales Manager—Metalworking from November 2004 through December 2005.

Jose Luiz Bregolato, 65 Vice President and Managing Director— South America	Mr. Bregolato, who has been employed by the Company since 1994, has served in his current position since 1994.

Carlos Claro, 49 Vice President	Mr. Claro joined the Company on February 1, 2011 as Vice President. Prior to joining the Company, Mr. Claro was Americas Business Director at Cytec Industries, a specialty chemicals and materials technology company, responsible for the Powder Coating Resins business from April 2008 through January 2011. He served as Latin America Resins Commercial Director and Country Manager—Brazil at Cytec Industries from June 2005 until April 2008.

George H. Hill, 36 Global Controller	Mr. Hill, who has been employed by the Company since 2002, has served in his current position since April 2007. He served as Assistant Global Controller from May 2004 until April 2007.

Joseph F. Matrange, 69 Vice President—Global Coatings	Mr. Matrange, who has been employed by the Company since 2001, has served as Vice President—Global Coatings since October 2008. He has also served as President of AC Products, Inc., a California subsidiary, since October 2000, and Epmar Corporation, a California subsidiary, since April 2002.

Jan F. Nieman, 50 Vice President and Managing Director— Asia/Pacific	Mr. Nieman, who has been employed by the Company since 1992, has served as Vice President since February 2005, and has served in the position of Managing Director, Asia/Pacific since August 2003.

Wilbert Platzer, 49 Vice President and Managing Director—Europe	Mr. Platzer, who has been employed by the Company since 1995, has served in his current position since January 2006. He served as Vice President—Global Industrial Metalworking from July 2005 through December 2005 and served as Vice President—Worldwide Operations from January 2001 through June 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol KWR. The following table sets forth, for the calendar quarters during the past two most recent fiscal years, the range of high and low sales prices for the common stock as reported on the NYSE composite tape (amounts rounded to the nearest penny), and the quarterly dividends declared and paid:

	Price Range				Dividends Declared		Dividends Paid
	2010		2009
	High	Low	High	Low	2010	2009	2010	2009
First quarter	$27.71	$16.14	$16.53	$4.65	$0.23	$—	$0.23	$0.23
Second quarter	36.49	22.55	15.25	7.60	0.235	0.46	0.23	0.23
Third quarter	38.16	24.64	23.20	11.97	0.235	0.23	0.235	0.23
Fourth quarter	45.80	32.30	23.82	17.18	0.235	0.23	0.235	0.23

There are no restrictions that currently materially limit the Company’s ability to pay dividends or that the Company believes are likely to materially limit the future payment of dividends. If a default under the Company’s primary credit facility were to occur and continue, the payment of dividends would be prohibited. Reference is made to the “Liquidity and Capital Resources” disclosure contained in Item 7 of this Report.

As of January 17, 2011, there were 1,020 shareholders of record of the Company’s common stock, its only outstanding class of equity securities.

Every holder of Quaker common stock is entitled to one vote or ten votes for each share held of record on any record date depending on how long each share has been held. As of January 17, 2011, 11,494,448 shares of Quaker common stock were issued and outstanding. Based on the information available to the Company on January 17, 2011, as of that date the holders of 871,597 shares of Quaker common stock would have been entitled to cast ten votes for each share, or approximately 45% of the total votes that would have been entitled to be cast as of that record date and the holders of 10,622,851 shares of Quaker common stock would have been entitled to cast one vote for each share, or approximately 55% of the total votes that would have been entitled to be cast as of that date. The number of shares that are indicated as entitled to one vote includes those shares presumed to be entitled to only one vote. Because the holders of these shares may rebut this presumption, the total number of votes entitled to be cast as of January 17, 2011 could be more than 19,338,821.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 – October 31	—	$—	—	252,600
November 1 – November 30	30,039	$38.06	—	252,600
December 1 – December 31	—	$—	—	252,600

Total	30,039	$38.06	—	252,600

(1)	All of the 30,039 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options.
(2)	The price paid per share, in each case, represents either a) the average of the high and low price of the Company’s common stock on the date of exercise; or b) the closing price of the Company’s common stock on date of exercise, as specified by the plan pursuant to which the applicable option was granted.
(3)	On February 15, 1995, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 500,000 shares of Quaker common stock, and, on January 26, 2005, the Board authorized the repurchase of up to an additional 225,000 shares. Under the 1995 action of the Board, 27,600 shares may yet be purchased. Under the 2005 action of the Board, none of the shares authorized has been purchased and, accordingly, all of those shares may yet be purchased. Neither of the share repurchase authorizations has an expiration date.

The following graph compares the cumulative total return (assuming reinvestment of dividends) from December 31, 2005 to December 31, 2010 for (i) Quaker’s common stock, (ii) the S&P SmallCap 600 Stock Index (the “SmallCap Index”) and (iii) the S&P Chemicals (Specialty) Index-SmallCap (the “Chemicals Index”). The graph assumes the investment of $100 on December 31, 2005 in each of Quaker’s common stock, the stocks comprising the SmallCap Index, and the stocks comprising the Chemicals Index.

COMPARISON OF CUMULATIVE FIVE–YEAR TOTAL RETURN

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Quaker	$100.00	$119.89	$124.06	$96.46	$128.93	$269.14
SmallCap Index	100.00	115.12	114.78	79.11	99.34	125.47
Chemicals Index	100.00	138.28	142.16	89.29	139.86	172.90

Item 6.	Selected Financial Data.

The following table sets forth selected financial information for the Company and its consolidated subsidiaries:

	Year Ended December 31,
	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006
	(In thousands, except per share amounts)
Summary of Operations:
Net sales	$544,063	$451,490	$581,641	$545,597	$460,451
Income before taxes, equity income and noncontrolling interest	46,213	23,692	16,629	22,735	18,440
Net income attributable to Quaker Chemical Corporation	31,807	16,220	11,132	15,471	11,667
Per share:
Net income attributable to Quaker Chemical Corporation Common Shareholders—basic	$2.82	$1.48	$1.06	$1.53	$1.18
Net income attributable to Quaker Chemical Corporation Common Shareholders—diluted	$2.77	$1.47	1.05	1.52	1.18
Dividends declared	0.935	0.92	0.92	0.86	0.86
Dividends paid	0.93	0.92	0.905	0.86	0.86
Financial Position:
Working capital	$114,291	$98,994	$116,962	$107,150	$96,062
Total assets	449,430	395,292	385,439	399,049	357,382
Long-term debt	73,855	63,685	84,236	78,487	85,237
Equity	187,099	156,295	129,875	134,906	114,866

Following amounts in thousands

(1)	The results of operations for 2010 include a pre-tax final charge of $1,317 related to the retirement of the Company’s former Chief Executive Officer in 2008; a net pre-tax charge of $4,132 related to a Non-Income tax contingency; a $322 charge related to a currency devaluation at the Company’s 50% owned affiliate in Venezuela; a $564 charge related to an out-of-period adjustment at the Company’s 40% owned affiliate in Mexico; offset by a $2,441 tax benefit from the derecognition of various uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years.
(2)	The results of operations for 2009 include a pre-tax charge for restructuring and related activities of $2,289; a pre-tax charge of $2,443 related to the retirement of the Company’s former Chief Executive Officer in 2008; offset by a gain of $1,193 on the disposition of land in Europe and a $583 tax benefit from the derecognition of various uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years.
(3)	The results for operations for 2008 include a pre-tax charge for restructuring and related activities of $2,916; a pre-tax charge of $3,505 for the incremental charges related to the retirement of the Company’s Chief Executive Officer; offset by a net arbitration award of $956 related to litigation with one of the former owners of the Company’s Italian subsidiary; a tax refund of $460 relating to the Company’s increased investment in China; and a $1,508 tax benefit from the derecognition of various uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years.
(4)	The results of operations for 2007 include a pre-tax environmental charge of $3,300 for the settlement of the AC Products, Inc. litigation and ongoing remediation activities at the site; a pre-tax charge of $701 related to a discontinued strategic initiative; a pre-tax charge of $487 related to certain customer bankruptcies; a tax refund of $665 related to the Company’s increased investment in China; a non-cash out-of-period tax benefit adjustment of $993 primarily related to deferred tax accounting for the Company’s foreign pension plans; and a $391 tax charge related to the revaluation of deferred tax assets as a result of a tax law change.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a leading global provider of process chemicals, chemical specialties, services and technical expertise to a wide range of industries—including steel, aluminum, automotive, mining, aerospace, tube and pipe, coatings and construction materials. Our products, technical solutions and chemical management services (“CMS”) enhance our customers’ processes, improve their product quality and lower their costs.

The 21% growth in revenue during 2010 compared to 2009 was principally due to double-digit volume increases experienced across the globe as the Company continued to recover from the global economic downturn. These volume increases were partially offset by lower CMS revenue reported on a gross basis as a result of contract renegotiations. While the Company’s gross margin improved from 34.7% in 2009 to 35.4% in 2010, the Company experienced significantly higher raw material costs as 2010 progressed, only a portion of which were recovered through price increases in 2010. Additional price increases are being implemented in early 2011 as part of the Company’s efforts to recover margins. The Company’s selling, general and administrative expenses (“SG&A”) increased 10% during 2010 due to higher selling costs with increased business activity, inflationary costs, increased incentive compensation costs as well as higher professional fees related to acquisitions. However, SG&A as a percentage of sales decreased from 28% in 2009 to 26% in 2010.

In 2010, the Company completed the acquisition of D.A. Stuart’s U.S. aluminum hot rolling oil business from Houghton International for approximately $6.8 million. With this acquisition, Quaker became a leading player in the U.S. aluminum hot rolling market. The Company also completed the acquisition of Summit Lubricants Inc., a leading specialty grease manufacturer and distributor of specialty greases, for approximately $29.1 million. This acquisition is complementary to the Company’s existing business.

The full year 2010 results include some unusual items. The 2010 results include a $4.1 million charge related to a non-income tax contingency discussed below. The Company incurred a final charge related to the former CEO’s supplemental retirement plan of approximately $1.3 million. Equity in net income of associated companies includes charges totaling $0.9 million related to the devaluation of the Venezuelan Bolivar Fuerte and an out-of-period charge related to shortfalls in reserves for pensions and other items. The effective tax rate for 2010 includes approximately $2.4 million of benefit from the derecognition of various uncertain tax positions due to the expiration of applicable statutes of limitations.

The full year 2009 results included some unusual items as well. A $2.3 million restructuring charge was taken in an effort to reduce operating costs as volume declines continued in the U.S. and Europe and extended to other regions. The Company also incurred charges related to the former CEO’s supplemental retirement plan of approximately $2.4 million. Other income for 2009 includes a $1.2 million gain related to the disposition of excess land in Europe. The effective tax rate for 2009 reflected no tax expense being provided on the land sale gain due to the utilization of net operating losses which were previously not benefited and included approximately $0.6 million of benefit from the derecognition of various uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years.

The net result was earnings per diluted share of $2.77, up 88% compared to $1.47 for 2009, with 2010 net income surpassing that of any year in the Company’s history. In addition, the Company raised its dividend in 2010, made two strategic acquisitions and enhanced its financial flexibility for future growth by amending its primary credit facility. The Company expects to have good growth in 2011 due to its leadership positions in faster growing economies like China, Brazil and India, as well as continued recovery in the more mature markets such as the U.S. and Europe. The Company will also be investing in additional resources to support that growth, especially in the emerging markets. While the current Middle East tensions put greater uncertainty on raw material pricing, the Company’s goal is to continue its profit growth and build upon the record profits achieved in 2010. In addition, the Company expects to continue to make strategic acquisitions and is currently evaluating several opportunities.

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

Quaker believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:

1. Accounts receivable and inventory reserves and exposures—Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. Further, a significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, where a number of bankruptcies have occurred during recent years and companies have experienced financial difficulties. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. These matters may increase the Company’s exposure should a bankruptcy occur, and may require write down or disposal of certain inventory due to its estimated obsolescence or limited marketability. Reserves for customers filing for bankruptcy protection are generally dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company’s consolidated allowance for doubtful accounts was $4.3 million and $4.0 million at December 31, 2010 and 2009, respectively. Further, the Company recorded provisions for doubtful accounts of $0.9 million, $1.4 million and $1.1 million in 2010, 2009 and 2008, respectively. An increase of 10% to the recorded provisions would have decreased the Company’s pre-tax earnings by approximately $0.1 million in 2010, 2009 and 2008, respectively.

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

3. Realizability of equity investments—Quaker holds equity investments in various foreign companies, whereby it has the ability to influence, but not control, the operations of the entity and its future results. Quaker records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, poor operating results of underlying investments, or devaluation of foreign currencies could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value. These factors may result in an impairment charge in the future. The carrying amount of the Company’s equity investments at December 31, 2010 was $9.2 million and was comprised of four investments totaling $5.8 million in Nippon Quaker Chemical, Ltd. (Japan) at 50%, $1.7 million in TecniQuimia Mexicana S.A. de C.V. (Mexico) at 40%, $1.5 million in Kelko Quaker Chemical, S.A. (Venezuela) at 50% and $0.2 million in Kelko Quaker Chemical, S.A. (Panama) at 50%, respectively. See Note 6 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

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

6. Goodwill and other intangible assets—The Company records goodwill and intangible assets at fair value as of the acquisition date and amortizes intangible assets which do not have indefinite lives on a straight-line basis over the lives of the intangible assets based on third-party valuations of the assets. Goodwill and intangible assets, which have indefinite lives, are not amortized and are required to be assessed at least annually for impairment. The Company compares the assets’ fair value to their carrying value primarily based on future discounted cash flows in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. The Company completed its annual impairment assessment as of the end of the third quarter 2010, and no impairment charge was warranted. The Company’s consolidated goodwill and indefinite-lived intangible assets at December 31, 2010 and 2009 were $53.9 million and $47.1 million, respectively. The Company’s assumption of weighted average cost of capital and estimated future net operating profit after tax (NOPAT) are particularly important in determining whether an impairment charge has been incurred. The Company currently uses a weighted average cost of capital of 12% and, at September 30, 2010, this assumption would have had to increase by more than 6.75 percentage points before any of the Company’s reporting units would fail step one of the impairment analysis. Further, at September 30, 2010, the Company’s estimate of future NOPAT would have had to decrease by more than 36% before any of the Company’s reporting units would be considered potentially impaired. As a result, the estimated fair value of each of the Company’s reporting units substantially exceeds their carrying value.

7. Postretirement benefits—The Company provides certain pension and other postretirement benefits to employees and retirees. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required valuations to determine benefit expense and, if necessary, non-cash charges to equity for additional minimum pension liabilities. Critical assumptions used in the actuarial valuation include the weighted average discount rate, rates of increase in compensation levels, and expected long-term rates of return on assets. If different assumptions were used, additional pension expense or charges to equity might be required. The Company’s U.S. pension plan year-end is November 30, and the measurement date is December 31. The following table highlights the potential impact on the Company’s pre-tax earnings due to changes in assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 31, 2010:

	1/2 Percentage Point Increase			1/2 Percentage Point Decrease
	Foreign	Domestic	Total	Foreign	Domestic	Total
	(Dollars in millions)
Discount rate	$(0.2)	$(0.1)	$(0.3)	$0.3	$0.1	$0.4
Expected rate of return on plan assets	$(0.2)	$(0.2)	$(0.4)	$0.2	$0.2	$0.4

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $25.8 million at December 31, 2010 from $25.1 million at December 31, 2009. The $0.7 million increase resulted primarily from $37.5 million of cash provided by operating activities, $41.0 million of cash used in investing activities, $4.3 million of cash provided by financing activities and a $0.1 million decrease from the effect of exchange rates on cash.

Net cash flows provided by operating activities were $37.5 million in 2010, compared to $41.6 million provided by operating activities in 2009. The Company’s improvement in net income was more than offset by increased investment in working capital. During 2009, the Company experienced significantly lower business activity as it was still recovering from the global economic downturn, which in turn greatly reduced the Company’s investment in working capital. As business volumes began to recover later in 2009 and continued to increase in 2010, the Company’s need for working capital investment correspondingly increased. The Company’s first quarter 2009 disposition of land in Europe, reduced pension contributions compared to 2009, and the 2009 completion of restructuring activities also impacted the operating cash flow comparisons.

Net cash flows used in investing activities were $41.0 million in 2010, compared to $6.6 million of cash used in investing activities in 2009. Payments related to acquisitions were the primary driver in the change in cash flows used in investing activities. During the third quarter of 2010, the Company completed the acquisition of D.A. Stuart’s U.S. aluminum hot rolling business from Houghton International for $6.8 million and, in the fourth quarter of 2010, the Company completed the acquisition of Summit Lubricants, Inc. for $29.1 million. Cash paid for acquisitions in 2009 included the final $1.0 million payment related to the 2005 acquisition of the remaining 40% interest in the Company’s Brazilian joint venture and the final payment related to the 2006 acquisition of the remaining minority interest in its China joint venture for approximately $1.0 million. In addition, the 2009 proceeds from the disposition of land in Europe were offset by lower capital expenditures in 2010 as the Company completed its Middletown, Ohio expansion project. Reductions in the use of restricted cash related to the expansion project also affected the investing cash flow comparisons.

In the first quarter of 2007, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $20.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The payments were structured to be received over a four-year period with annual installments of $5.0 million, the final installment of which was received in the first quarter of 2010. During the third quarter of 2007, the same inactive subsidiary and another of its insurance carriers entered into a Claim Handling and Funding Agreement under which the carrier will pay 27% of the defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. See Notes 20, 21, and 22 of Notes to Consolidated Financial Statements which appear in Item 8 of this Report.

Net cash flows provided by financing activities were $4.3 million in 2010, compared to $32.8 million of cash used in financing activities in 2009. The majority of the change was the result of debt repayments in 2009 compared to debt borrowings in 2010. In 2009, the cash flow generated from reduced working capital investments as a result of significantly curtailed business volumes enabled the debt repayments. In 2010, debt borrowings were needed to supplement the Company’s cash flow from operations for its acquisition activity, noted above. In addition, a significantly higher number of stock options were exercised in 2010, which impacted the change in cash flows.

In June 2010, the Company amended its primary credit facility to increase the maximum principal amount available for revolving credit borrowings from $125.0 million to $175.0 million. This amount can be increased to $225.0 million at the Company’s option if the lenders agree to increase their commitments and the Company satisfies certain conditions. At December 31, 2010 and December 31, 2009, the Company had approximately $55.0 million and $46.4 million, respectively, outstanding under its credit facilities. The amendment also extended the maturity date of the Company’s credit line from August 2012 to June 2014 and amended certain acquisition and other covenants, including a reduced interest rate spread and a new interest rate tier for leverage ratios below one times EBITDA that would allow for a further interest rate spread reduction. The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.5 to 1, and at December 31, 2010 and December 31, 2009, the consolidated leverage ratio was below 2.0 to 1. Under this covenant, the Company could have borrowed an additional $120.0 million at December 31, 2010. The Company has entered into interest rate swaps with a combined notional value of $15.0 million as of December 31, 2010, in order to fix the interest rate on a portion of its variable rate debt. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

In 2009, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”). The registration statement was declared effective on January 29, 2010 and permits the Company to offer and sell from time to time in one or more public offerings up to $100.0 million aggregate dollar amount of its securities, which may be shares of preferred stock (either separately or represented by depositary shares), common stock, debt securities and warrants to purchase our debt or equity securities, as well as units that include any of these securities, on terms, in each case, established at the time of the offering. This registration statement provides the Company with the ability to issue registered debt or equity securities on an accelerated basis.

At December 31, 2010, the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, was $13.1 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by $7.0 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies through internally generated funds supplemented with debt or equity as needed.

The following table summarizes the Company’s contractual obligations at December 31, 2010, and the effect such obligations are expected to have on its liquidity and cash flow in future periods. Pension and other postretirement plan contributions beyond 2011 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. The timing of payments related to other long-term liabilities, which consist primarily of deferred compensation agreements cannot be readily determined due to their uncertainty. Interest obligations on the Company’s short and long-term debt are included assuming the debt levels will be outstanding for the entire period and assuming the interest rates in effect at December 31, 2010. Interest obligations on the contingent acquisition consideration is included assuming the discount rate in effect at the time of acquisition.

	Payments due by period
Contractual Obligations (Amounts in millions)	Total	2011	2012	2013	2014	2015	2016 and Beyond
Short-term debt	$0.077	$0.077	$—	$—	$—	$—	$—
Long-term debt	89.868	2.695	2.423	1.999	56.567	1.175	25.009
Capital lease obligations	1.471	0.570	0.404	0.246	0.064	0.064	0.123
Non-cancelable operating leases	20.189	4.937	4.270	3.195	2.483	2.210	3.094
Purchase obligations	5.915	5.415	0.500	—	—	—	—
Pension and other postretirement plan contributions	9.220	9.220	—	—	—	—	—
Contingent acquisition consideration	8.031	—	—	8.031	—	—	—
Other long-term liabilities (see Note 21 of Notes to Consolidated Financial Statements)	3.359	—	—	—	—	—	3.359

Total contractual cash obligations	$138.130	$22.914	$7.597	$13.471	$59.114	$3.449	$31.585

Operations

CMS Discussion

The Company currently has more than 40 CMS contracts in North America, as well as additional CMS contracts in other areas of the world. Under its traditional CMS approach, the Company effectively acts as an agent, and the revenues and costs from these sales are reported on a net sales or “pass-through” basis. Under certain of its CMS contracts, the contracts are structured differently in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred. Profit is dependent on how well the Company controls product costs and achieves product conversions from other third-party suppliers to its own products. As a result, under the alternative structure, the

Company recognizes in reported revenue the gross revenue received from the CMS site customer, and in cost of goods sold the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions, which may result in a decrease in reported gross margin as a percentage of sales.

In 2009, the Company had a mix of contracts with both the traditional product pass-through structure and fixed price contracts covering all services and products. As a result of the global economic downturn and its impact in the automotive sector, during 2009 and early 2010, the Company experienced a shift in customer requirements and business circumstances where almost all of CMS contracts have reverted to the traditional product pass-through structure. However, the Company’s offerings will continue to include both approaches to CMS.

Comparison of 2010 with 2009

Net sales for 2010 were $544.1 million, an increase of $92.6 million, or approximately 21%, compared to $451.5 million in 2009. The increase in sales was driven by significant increases in volume across the globe, as the comparisons to the prior year continue to reflect recovery from the global economic downturn. The volume increases were partially offset by lower CMS revenue reported on a gross basis, which decreased revenues by approximately 4%. Changes in price/mix and foreign exchange rate translation each increased revenues by approximately 1%.

Gross profit increased $36.0 million, or 23%, compared to 2009, largely as a result of increased volumes. The gross margin increased to 35.4% in 2010 from 34.7% in 2009. Raw material costs did not begin to significantly increase until the middle of the second quarter of 2010 and continued through the end of 2010. Only a portion of these higher costs were recovered through price increases in 2010. Additional price increases are being implemented in early 2011 as part of the Company’s effort to recover margins. However, the reduction in gross margin from higher raw material costs was tempered by reduced automotive CMS revenues reported on a gross basis which increased the gross margin by approximately 1 percentage point.

SG&A increased $13.2 million, or 10%, compared to 2009. Higher selling costs with increased business activity, inflationary costs as well as increased incentive compensation were the primary drivers of the increase, representing 66% of the increase. Differences in foreign exchange rates, higher professional fees related to acquisitions and other costs accounted for the remainder of the increase. SG&A as a percentage of sales decreased from 28% in 2009 to 26% in 2010.

As initially disclosed in the Company’s second quarter Form 10-Q, one of the Company’s subsidiaries may have paid certain value-added-taxes (“VAT”) incorrectly and, in certain cases, may not have collected sufficient VAT from certain customers. The VAT rules and regulations at issue are complex, vary among the jurisdictions and can be contradictory, in particular as to how they relate to the subsidiary’s products and to sales between jurisdictions.

Since its inception, the subsidiary had been consistent in its VAT collection and remittance practices and had never been contacted by any tax authority relative to VAT. Now the subsidiary has determined that for certain products, a portion of the VAT was incorrectly paid and that the total VAT due exceeds the amount originally collected and remitted by the subsidiary. In 2010, several jurisdictions contacted the subsidiary requesting information, but no tax assessments were received. In two jurisdictions, the subsidiary has either participated in an amnesty program or entered into a settlement whereby it paid a reduced portion of the amounts owed in resolution of those jurisdictions’ claims. At this time, the subsidiary has either modified or is in the process of modifying its VAT invoicing and payment procedures to eliminate or mitigate future exposure.

In analyzing the subsidiary’s exposure, it is difficult to estimate both the probability and the amount of any potential liabilities due to a number of factors, including: the decrease in exposure over time due to applicable statutes of limitations and actions taken by the subsidiary, the joint liability of customers and suppliers for a portion of the VAT, the availability of a VAT refund for VAT incorrectly paid through an administrative process, any amounts which may have already been, or will be paid by customers, as well as the timing and structure of any tax amnesties or settlements. In addition, interest and penalties on any VAT due can be a multiple of the base tax. The subsidiary may contest any tax assessment administratively and/or judicially for an extended period of time, but may ultimately resolve its disputes through participation in tax amnesty programs, which are a common practice for settling tax disputes in the jurisdictions in question and which have historically occurred on a regular basis resulting in significant reductions of interest and penalties. Also, the timing of payments and refunds of VAT may not be contemporaneous, and, if additional VAT is owed, it may not be fully recoverable from customers. As a result, this matter has the potential to have a material adverse impact on the Company’s financial position, liquidity and capital resources and the results of operations.

Included in the 2010 results is a net charge of $4.1 million, which consists of a net $3.9 million charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $0.2 million charge representing management’s best estimate, based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries. These charges assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements. On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the range of the remaining exposure, net of refunds, could be from $0 to $22.0 million, with one jurisdiction representing approximately 82 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties. If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

In 2009, the Company implemented and completed a restructuring program totaling $2.3 million, or approximately $0.14 per diluted share. The Company incurred a final charge related to the former CEO’s supplemental retirement plan of approximately $1.3 million, or $0.08 per diluted share, in 2010, compared to a charge of $2.4 million, or $0.14 per diluted share, in 2009.

Other income for 2010 includes higher license fees from increased business activities as well as foreign exchange rate gains versus losses in 2009, which partially offset a gain related to the disposition of land in Europe of approximately $0.11 per diluted share in 2009. Net interest expense decreased due to lower interest rates, lower average debt balances as well as higher interest income.

The Company’s effective tax rate for 2010 was 27.3% compared to 29.8% in 2009. The 2010 effective tax rate includes a benefit of approximately $0.21 per diluted share, while 2009 includes a benefit of approximately $0.05 per diluted share, due to the expiration of applicable statutes of limitations for uncertain tax positions. In addition, the 2010 effective tax rate was impacted by significantly improved profitability in certain higher rate jurisdictions, which has also allowed for the utilization of the domestic production activities deduction for the first time in the Company’s history. The effective tax rate for 2009 reflects no tax provided for the land sale gain, due to the utilization of net operating losses, which were previously not benefited. The Company has experienced, and expects to experience, further volatility in its quarterly effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions. During 2010, the Company recorded $2.6 million of excess tax benefits in capital in excess of par on its Consolidated Balance Sheet and in its Consolidated Statement of Cash Flows, related to stock option exercises, which occurred over the current and prior years. Previously, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s 2010 taxable income was sufficient to recognize these benefits. At the end of 2010, the Company had net U.S. deferred tax assets totaling $14.8 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the

Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The global economic downturn has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Equity in net income of associated companies includes charges totaling approximately $0.08 per diluted share related to the first quarter 2010 devaluation of the Venezuelan Bolivar Fuerte and an out-of-period charge relating to errors the Company identified for shortfalls in reserves for pensions and other items at the Company’s Mexican affiliate. The affiliate adjusted for these items in the fourth quarter of 2010, and the Company does not believe these adjustments are material to the Company’s consolidated financial statements for the years ended December 31, 2007, 2008, 2009 or 2010 and, therefore has not restated any prior period amounts.

The increase in net income attributable to noncontrolling interests reflects improved profitability from these affiliates, as the prior year comparisons are affected by the global economic downturn.

Segment Reviews—Comparison of 2010 with 2009

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 94% of the Company’s net sales in 2010. Net sales were up $92.1 million, or 22%, compared to 2009. Foreign currency translation positively impacted net sales by approximately 1%, driven by the Brazilian Real to U.S. Dollar exchange rate offset by the E.U. Euro to U.S. Dollar exchange rate. The average U.S. Dollar to Brazilian Real exchange rate was 0.57 in 2010 compared to 0.51 in 2009, while the average E.U. Euro to U.S. Dollar exchange rate was 1.33 in 2010 compared to 1.39 in 2009. Net sales were positively impacted by increases of 15% in North America, 19% in Europe, 28% in Asia/Pacific and 30% in South America, all on a constant currency basis. The increase in this segment’s sales was primarily attributable to increased volumes of 24% with double-digit increases in all regions, as the prior year results continued to reflect the global economic downturn. The product volume increases were partially offset by a reduction in automotive CMS revenue, which was due, in part, to the renegotiation of certain contracts now reported on a pass-through versus gross basis. Consistent with the significant volume increases, this segment’s operating income increased $26.0 million over 2009.

Coatings:

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in 2010, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were up $0.6 million, or 2% for 2010 compared with the prior year, primarily due to higher encapsulant coatings sales. This segment’s operating income was up $0.3 million, consistent with the noted volume increases.

Other Chemical Products:

Other Chemical Products, which represented less than 1% of the Company’s net sales in 2010, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture. Net sales were down $0.1 million and operating income was at a slight loss due to reduced volumes with the downturn in the oil and gas markets.

Comparison of 2009 with 2008

Net sales for 2009 were $451.5 million, a decline of $130.2 million, or approximately 22%, compared to $581.6 million for 2008. Volumes declined approximately 20%, reflective of the global economic downturn. Changes in foreign exchange rates also decreased revenue by approximately 2%.

Gross profit decreased by $6.2 million, or 4%, compared to 2008, reflective of the above noted volume declines which were tempered by gross margin expansion. The gross margin increased to 34.7% in 2009, compared to 28.0% in 2008, primarily due to cost reduction actions taken, a more favorable raw material cost environment and reduced automotive chemical management services revenue reported on a gross basis.

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

The Company incurred charges related to the former CEO’s supplemental retirement plan of approximately $2.4 million in 2009, or approximately $0.14 per diluted share. The CEO transition costs incurred in 2008 were approximately $3.5 million, or approximately $0.22 per diluted share.

Other income for 2009 included a $1.2 million gain related to the disposition of excess land in Europe, while other income for 2008 included a net arbitration award of approximately $1.0 million related to litigation with one of the former owners of the Company’s Italian subsidiary. Lower foreign exchange rate losses in 2009 compared to 2008 also contributed to the change in other income in 2009. The increase in net interest expense was primarily due to lower interest income, as lower average debt balances were offset by higher interest rates. The increase in equity in net income of associated companies and net income attributable to noncontrolling interests was due to stronger financial performances from those affiliates as they began to recover from the global economic downturn.

The Company’s effective tax rate for 2009 was 29.8%, compared to 29.9% in 2008. The 2009 effective tax rate reflected no tax expense being provided for the land sale gain due to the utilization of net operating losses, which were previously not benefited, while the 2008 effective tax rate included a tax refund of $0.5 million related to the Company’s increased investment in China.

Segment Reviews—Comparison of 2009 with 2008

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales in 2009. Net sales were down $120.9 million, or 22%, compared to 2008. Foreign currency translation negatively impacted net sales by approximately 2%, driven by the E.U. Euro to U.S. Dollar, and Brazilian Real to U.S. Dollar exchange rates. The average Euro to U.S. Dollar exchange rate was 1.39 in 2009 compared to 1.47 in 2008, and the average Brazilian Real exchange rate was 0.51 in 2009 compared to 0.55 in 2008. Net sales were negatively impacted by declines of 32% in North America, 22% in Europe, 3% in Asia/Pacific and 14% in South America, all on a constant currency basis. The decline in this segment’s sales was primarily attributable to volume declines of approximately 20% impacting all regions, reflective of the global economic downturn. Part of this segment’s volume decline was due to reduced automotive CMS revenue reported on a gross versus pass-through basis. Despite the significant volume declines, this segment’s operating income increased $11.3 million reflective of savings from the Company’s restructuring programs and reduced discretionary spending as well as a more favorable raw material environment.

Coatings:

The Company’s coatings segment, which represented approximately 7% of the Company’s net sales in 2009, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants. Net sales for this segment were down $7.0 million, or 19%, for 2009 compared with the prior year, primarily due to reduced volumes of chemical milling maskants sold to the aerospace industry as well as reduced coating sales to the construction industry. This segment’s operating income was down $1.9 million, consistent with the volume decline noted above.

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

Environmental Clean-up Activities

The Company is involved in environmental clean-up activities in connection with an existing plant location and former waste disposal sites. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. Effective October 17, 2007, ACP agreed to operate the two existing groundwater treatment systems associated with the extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of contaminants are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. At December 31, 2010, the Company believes that the remaining potential-known liabilities associated with the ACP contamination, namely estimated future cost of the soil and water remediation program, is approximately $1.3 million to $2.3 million, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses and damages will not be incurred in excess of the amount reserved. See Note 22 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

General

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 59% to 65% of our consolidated net annual sales. See Note 17 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

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

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2010 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

Interest Rate Risk. Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of December 31, 2010, Quaker had approximately $55.0 million in borrowings under its credit facility at a weighted average borrowing rate of approximately 2.02% (LIBOR plus a spread). If interest rates were to change by 10%, the Company’s interest expense would correspondingly increase or decrease approximately $0.1 million. The Company uses derivative financial instruments primarily for the purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $15.0 million and a fair value of $(1.0) million at December 31, 2010, and a combined notional value of $40.0 million and a fair value of $(2.2) million at December 31, 2009. As of December 31, 2010, the Company is currently receiving a LIBOR rate and paying an additional average fixed rate of approximately 5% on its interest rate swaps. The Company’s remaining three swaps mature in 2012. The counterparties to the swaps are major financial institutions. Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations. See the information included under the caption “Derivatives” in Note 1 and the information in Note 5 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report and is incorporated herein by reference.

Foreign Exchange Risk. A significant portion of Quaker’s revenues and earnings is generated by its foreign operations. These foreign operations also represent a significant portion of Quaker’s assets and liabilities. All such operations use the local currency as their functional currency. Accordingly, Quaker’s financial results are affected by risks typical of global business such as currency fluctuations, particularly between the U.S. Dollar, the Brazilian Real, the Chinese Renminbi and the E.U. Euro. As exchange rates vary, Quaker’s results can be materially affected. If the Brazilian Real, the E.U. Euro and the Chinese Renminbi were each to change by 10% against the U.S. Dollar, the Company’s 2010 revenues and pre-tax earnings would correspondingly have increased or decreased approximately $28.0 million and $4.0 million, respectively.

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 59% to 65% of consolidated net annual sales.

In addition, the Company often sources inventory among its worldwide operations. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location, as well as from the revaluation of intercompany balances. The Company mitigates this risk through local sourcing efforts.

Commodity Price Risk. Many of the raw materials used by Quaker are commodity chemicals, and, therefore, Quaker’s earnings can be materially affected by market changes in raw material prices. In certain cases, Quaker has entered into fixed-price purchase contracts having a term of up to two years. These contracts provide for protection to Quaker if the price for the contracted raw materials rises, however, in certain limited circumstances, Quaker will not realize the benefit if such prices decline. If the Company’s gross margin were to change by one percentage point, the Company’s 2010 pretax earnings would have correspondingly increased or decreased by approximately $5.5 million.

Credit Risk. Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, including some of our larger customers, where a number of bankruptcies occurred during recent years and companies have experienced financial difficulty. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require write-down or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory. The Company recorded provisions for doubtful accounts of $0.9 million, $1.4 million and $1.1 million in 2010, 2009 and 2008, respectively. A change of 10% to the recorded provisions would have increased or decreased the Company’s pre-tax earnings by approximately $0.1 million in 2010, 2009 and 2008, respectively.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

of Quaker Chemical Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Quaker Chemical Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Summit Lubricants, Inc. from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination on December 31, 2010. We have also excluded Summit Lubricants, Inc. from our audit of internal control over financial reporting. Summit Lubricants, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 8% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA

March 2, 2011

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Net sales	$544,063	$451,490	$581,641

Costs and expenses:
Cost of goods sold	351,274	294,652	418,580
Selling, general, and administrative expenses	139,209	126,018	136,697
Non-income tax contingency charge	4,132	—	—
CEO transition costs	1,317	2,443	3,505
Restructuring and related activities	—	2,289	2,916

	495,932	425,402	561,698

Operating income	48,131	26,088	19,943
Other income, net	2,106	2,409	1,095
Interest expense	(5,225)	(5,533)	(5,509)
Interest income	1,201	728	1,100

Income before taxes and equity in net income of associated companies	46,213	23,692	16,629
Taxes on income before equity in net income of associated companies	12,616	7,065	4,977

Income before equity in net income of associated companies	33,597	16,627	11,652
Equity in net income of associated companies	494	863	388

Net income	34,091	17,490	12,040
Less: Net income attributable to noncontrolling interest	2,284	1,270	908

Net income attributable to Quaker Chemical Corporation	$31,807	$16,220	$11,132

Earnings per common share data:
Net income attributable to Quaker Chemical Corporation Common shareholders—basic	$2.82	$1.48	$1.06
Net income attributable to Quaker Chemical Corporation Common shareholders—diluted	$2.77	$1.47	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2010	2009
	(In thousands, except par value and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$25,766	$25,051
Construction fund (restricted cash)	—	2,358
Accounts receivable, net	116,266	108,793
Inventories	60,841	50,040
Current deferred tax assets	4,624	5,523
Prepaid expenses and other current assets	7,985	7,409

Total current assets	215,482	199,174

Property, plant and equipment, net	76,535	67,426
Goodwill	52,758	46,515
Other intangible assets, net	24,030	5,579
Investments in associated companies	9,218	8,824
Non-current deferred tax assets	28,846	28,237
Other assets	42,561	39,537

Total assets	$449,430	$395,292

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$890	$2,431
Accounts payable	61,192	58,389
Dividends payable	2,701	2,550
Accrued compensation	17,140	16,656
Accrued pension and postretirement benefits	1,672	4,717
Current deferred tax liabilities	181	213
Other current liabilities	17,415	15,224

Total current liabilities	101,191	100,180

Long-term debt	73,855	63,685
Non-current deferred tax liabilities	6,108	5,213
Accrued pension and postretirement benefits	30,016	27,602
Other non-current liabilities	51,161	42,317

Total liabilities	262,331	238,997

Commitments and contingencies	—	—
Equity
Common stock, $1 par value; authorized 30,000,000 shares; Issued: 2010-11,492,142 shares, 2009-11,085,549 shares	11,492	11,086
Capital in excess of par value	38,275	27,527
Retained earnings	144,347	123,140
Accumulated other comprehensive loss	(13,736)	(10,439)

Total Quaker shareholders’ equity	180,378	151,314
Noncontrolling interest	6,721	4,981

Total equity	187,099	156,295

Total liabilities and equity	$449,430	$395,292

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities
Net income	$34,091	$17,490	$12,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,867	9,525	10,879
Amortization	988	1,078	1,177
Equity in net income of associated companies, net of dividends	19	(833)	(275)
Deferred income taxes	1,849	(505)	1,014
Uncertain tax positions (non-deferred portion)	(1,130)	1,266	211
Deferred compensation and other, net	(628)	652	819
Stock-based compensation	3,096	2,130	3,901
Restructuring and related activities	—	2,289	2,916
Loss (gain) on disposal of property, plant and equipment	32	(1,202)	(10)
Insurance settlement realized	(1,640)	(1,608)	(1,556)
Pension and other postretirement benefits	(2,636)	(7,929)	(3,527)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(4,469)	(6,816)	15,582
Inventories	(7,153)	9,765	(73)
Prepaid expenses and other current assets	(814)	(129)	(181)
Accounts payable and accrued liabilities	5,511	16,540	(27,892)
Change in restructuring liabilities	—	(4,473)	(749)
Estimated taxes on income	564	4,363	(885)

Net cash provided by operating activities	37,547	41,603	13,391

Cash flows from investing activities
Capital expenditures	(9,354)	(13,834)	(11,742)
Payments related to acquisitions, net of cash acquired	(35,909)	(1,975)	(1,859)
Proceeds from disposition of assets	229	1,666	177
Insurance settlement received and interest earned	5,122	5,204	5,306
Change in restricted cash, net	(1,124)	2,327	(12,031)

Net cash used in investing activities	(41,036)	(6,612)	(20,149)

Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(1,456)	(1,755)	743
Proceeds from long-term debt	9,841	3,500	10,000
Repayment of long-term debt	(636)	(23,973)	(3,401)
Dividends paid	(10,449)	(10,111)	(9,503)
Stock options exercised, other	5,500	412	11,919
Excess tax benefit related to stock option exercises	2,558	—	—
Distributions to noncontrolling shareholders	(1,021)	(890)	(404)

Net cash provided by (used in) financing activities	4,337	(32,817)	9,354

Effect of exchange rate changes on cash	(133)	1,985	(1,899)
Net increase in cash and cash equivalents	715	4,159	697
Cash and cash equivalents at beginning of the period	25,051	20,892	20,195

Cash and cash equivalents at end of the period	$25,766	$25,051	$20,892

Supplemental cash flow disclosures
Cash paid during the year for:
Income taxes	$7,799	$180	$4,561
Interest	4,884	5,113	5,314
Non-cash activities:
Restricted insurance receivable (See also Note 20 of Notes to Consolidated Financial Statements)	$5,000	$5,000	$5,000
Property, plant and equipment acquired by capital lease	848	432	—

The accompanying notes are an integral of these consolidated financial statements

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME AND CHANGES IN EQUITY

(In thousands)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling Interest	Comprehensive Income (Loss)	Total
Balance at December 31, 2007	$10,147	$10,104	$115,767	$(5,625)	$4,513		$134,906
Net income	—	—	11,132		908	$12,040
Currency translation adjustments	—	—	—	(10,110)	(1,065)	(11,175)
Defined benefit retirement plans:
Net gain (loss) arising during the period, other	—	—	—	(10,238)	—	(10,238)
Amortization of actuarial (gain) loss	—	—	—	888	—	888
Amortization of prior service cost (credit)	—	—	—	(477)	—	(477)
Amortization of initial net asset	—	—	—	(148)	—	(148)
Current period changes in fair value of derivatives	—	—	—	(1,302)	—	(1,302)
Unrealized gain on available-for-sale securities	—	—	—	(255)	—	(255)

Comprehensive loss	—	—	—	—	—	(10,667)	(10,667)

Comprehensive income attributable to noncontrolling interest						157

Comprehensive loss attributable to Quaker Chemical Corporation						$(10,510)

Effects of adjustment to apply change of measurement date provisions of defined benefit retirement plans guidance:
Service cost, interest cost and expected return on plan assets for December 1, 2007 – December 31, 2007, net of tax	—	—	7	—	—		7
Amortization of prior service cost for December 1, 2007 – December 31, 2007, net of tax	—	—	—	30	—		30
Dividends ($0.92 per share)	—	—	(9,817)	—	—		(9,817)
Dividends paid to noncontrolling interests	—	—	—	—	(404)		(404)
Shares issued upon exercise of options and other	590	11,066	—	—	—		11,656
Shares issued for employee stock purchase plan	13	250	—	—	—		263
Equity-based compensation plans	83	3,818	—	—	—		3,901

Balance at December 31, 2008	10,833	25,238	117,089	(27,237)	3,952		129,875
Net income	—	—	16,220		1,270	$17,490
Currency translation adjustments	—	—	—	10,497	649	11,146
Defined benefit retirement plans:
Net gain (loss) arising during the period, other	—	—	—	3,075	—	3,075
Amortization of actuarial (gain) loss	—	—	—	2,633	—	2,633
Amortization of prior service cost (credit)	—	—	—	65	—	65
Amortization of initial net asset	—	—	—	(140)	—	(140)
Current period changes in fair value of derivatives	—	—	—	642	—	642
Unrealized gain on available-for-sale securities	—	—	—	26	—	26

Comprehensive income	—	—	—	—	—	34,937	34,937

Comprehensive loss attributable to noncontrolling interest						(1,919)

Comprehensive income attributable to Quaker Chemical Corporation						$33,018

Dividends ($0.92 per share)	—	—	(10,169)	—	—		(10,169)
Dividends paid to noncontrolling interests	—	—	—	—	(890)		(890)
Shares issued upon exercise of options and other	10	120	—	—	—		130
Shares issued for employee stock purchase plan	26	256	—	—	—		282
Equity-based compensation plans	217	1,913	—	—	—		2,130

Balance at December 31, 2009	$11,086	$27,527	$123,140	$(10,439)	$4,981		$156,295
Net income	—	—	31,807		2,284	$34,091
Currency translation adjustments	—	—	—	328	477	805
Defined benefit retirement plans:
Net gain (loss) arising during the period, other	—	—	—	(6,267)	—	(6,267)
Amortization of actuarial (gain) loss	—	—	—	1,832	—	1,832
Amortization of prior service cost (credit)	—	—	—	91	—	91
Amortization of initial net asset	—	—	—	(3)	—	(3)
Current period changes in fair value of derivatives	—	—	—	708	—	708
Unrealized gain on available-for-sale securities	—	—	—	14	—	14

Comprehensive income	—	—	—	—	—	31,271	31,271

Comprehensive loss attributable to noncontrolling interest						(2,761)

Comprehensive income attributable to Quaker Chemical Corporation						$28,510

Dividends ($0.935 per share)	—	—	(10,600)	—	—		(10,600)
Dividends paid to noncontrolling interests	—	—	—	—	(1,021)		(1,021)
Shares issued upon exercise of options and other	297	4,965	—	—	—		5,262
Shares issued for employee stock purchase plan	10	228	—	—	—		238
Equity-based compensation plans	99	2,997	—	—	—		3,096
Excess tax benefit from stock option exercises	—	2,558	—	—	—		2,558

Balance at December 31, 2010	$11,492	$38,275	$144,347	$(13,736)	$6,721		$187,099

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

Capitalized software: The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. In connection with the upgrade and implementations of the Company’s global transaction and consolidation systems, approximately $2,338 and $1,319 of net costs were capitalized at December 31, 2010 and 2009, respectively. These costs are amortized over a period of five years once the assets are ready for their intended use.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Goodwill and other intangible assets: The Company records goodwill and indefinite-lived intangible assets at fair value at acquisition. Goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment at least annually. These tests will be performed more frequently if there are triggering events. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets. See also Note 19 of Notes to Consolidated Financial Statements.

Revenue recognition: The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment arrangements, upon usage by the customer and when services are performed. License fees and royalties are recognized in accordance with agreed-upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured, and are included in other income. As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenue at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $56,528, $27,483 and $32,194 for 2010, 2009 and 2008, respectively.

Research and development costs: Research and development costs are expensed as incurred. Research and development expenses are included in selling, general and administrative expenses, and during 2010, 2009 and 2008 were $15,690, $14,991 and $16,877, respectively.

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

Comprehensive income (loss): The Company presents comprehensive income (loss) in its Statement of Comprehensive (Loss) Income and Changes in Equity. The components of accumulated other comprehensive loss at December 31, 2010 include: accumulated foreign currency translation adjustments of $13,368, minimum pension liability of $(26,448), unrealized holding gains on available-for-sale securities of $11, and the fair value of derivative instruments of $(667). The components of accumulated other comprehensive loss at December 31, 2009 include: accumulated foreign currency translation adjustments of $13,232, minimum pension liability of $(22,293), unrealized holding losses on available-for-sale securities of $(3), and the fair value of derivative instruments of $(1,375).

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

The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $15,000 and $40,000 and a fair value of $(1,026) and $(2,160) at December 31, 2010 and December 31, 2009, respectively. The counterparties to the swaps are major financial institutions. Refer to Note 5—Hedging Activities for more information.

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

Note 2—Restructuring and Related Activities

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

Note 3—Fair Value Measures

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

The Company values its interest rate swaps, company-owned life insurance policies, various deferred compensation assets and liabilities at fair value and acquisition related contingent consideration at fair value. The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

	Fair Value as of December 31, 2010	Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy

		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$2,033	$—	$2,033	$—
Company-owned life insurance—Deferred compensation assets	593	—	593	—
Other deferred compensation assets
Large capitalization registered investment companies	69	69	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	8	8	—	—
International developed and emerging markets registered investment companies	40	40	—	—
Fixed income registered investment companies	10	10	—	—

Total	$2,757	$131	$2,626	$—

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Fair Value as of December 31, 2010	Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy

		Level 1	Level 2	Level 3
Liabilities
Deferred compensation liabilities
Large capitalization registered investment companies	$347	$347	$—	$—
Mid capitalization registered investment companies	88	88	—	—
Small capitalization registered investment companies	71	71	—	—
International developed and emerging markets registered investment companies	213	213	—	—
Fixed income registered investment companies	52	52	—	—
Fixed general account	182	—	182	—
Interest rate derivatives	1,026	—	1,026	—
Acquisition related contingent consideration	5,350	—	—	5,350

Total	$7,329	$771	$1,208	$5,350

	Fair Value as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy

		Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$1,869	$—	$1,869	$—
Company-owned life insurance—Deferred compensation assets	622	—	622	—
Other deferred compensation assets
Large capitalization registered investment companies	64	64	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	7	7	—	—
International developed and emerging markets registered investment companies	39	39	—	—
Fixed income registered investment companies	11	11	—	—

Total	$2,616	$125	$2,491	$—

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Fair Value as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Liabilities
Deferred compensation liabilities
Large capitalization registered investment companies	$557	$557	$—	$—
Mid capitalization registered investment companies	98	98	—	—
Small capitalization registered investment companies	108	108	—	—
International developed and emerging markets registered investment companies	205	205	—	—
Fixed income registered investment companies	64	64	—	—
Fixed general account	184	—	184	—
Interest rate derivatives	2,160	—	2,160	—

Total	$3,376	$1,032	$2,344	$—

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms. The fair values of Other deferred compensation assets and liabilities are based on quoted prices in active markets. The fair values of interest rate derivatives are based on quoted market prices from various banks for similar instruments. Upon review of the underlying assets upon which the deferred compensation liabilities are based, the Company reclassified the fixed general account from Level 1 to Level 2 as of December 31, 2009. The fair value of the acquisition related contingent consideration is based on unobservable inputs and is classified as Level 3. Significant inputs and assumptions are management’s estimate of the probability of the earnout ultimately being met/paid and the discount rate used to present value the liability.

Changes in the fair value of the Level 3 liability during the year ended December 31, 2010 was as follows:

Contingent Consideration
Balance at December 31, 2009	$—
Purchases, sales, acquisitions and settlements, net	5,350
Realized gains	—
Unrealized gains	—

Balance at December 31, 2010	$5,350

Note 4—Uncertain Tax Positions

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

As of December 31, 2010, the Company’s cumulative liability for gross unrecognized tax benefits was $10,464. The Company had accrued $857 for cumulative penalties and $1,824 for cumulative interest at December 31, 2010.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of Taxes on Income in its Consolidated Statement of Income. The Company has recognized $(12) for penalties and $80 for interest (net of expirations and settlements) on its Consolidated Statement of Income for the twelve-month period ended December 31, 2010.

The Company estimates that during the year ending December 31, 2011 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1,400 to $1,600 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ended December 31, 2011.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the Netherlands from 2004, United Kingdom, Brazil, Italy and Spain from 2006, China and the United States from 2007 and various domestic state tax jurisdictions from 1993.

During 2010, the Company derecognized several uncertain tax positions due to expiration of the applicable statutes of limitations for certain tax years. As a result, the Company recognized a $1,828 decrease in its cumulative liability for gross unrecognized tax benefits.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008, respectively, is as follows:

	2010	2009	2008
Unrecognized tax benefits at January 1	$10,686	$10,012	$10,861
Increase unrecognized tax benefits taken in prior periods	—	14	—
(Decrease) unrecognized tax benefits taken in prior periods	—	—	(115)
Increase unrecognized tax benefits taken in current period	2,249	1,272	1,824
(Decrease) unrecognized tax benefits taken in current period	—	—	—
Increase unrecognized tax benefits due to settlements	—	—	—
(Decrease) unrecognized tax benefits due to settlements	—	(402)	(1,030)
(Decrease) in unrecognized tax benefits due to lapse of statute of limitations	(1,828)	(422)	(1,114)
Increase (decrease)—foreign exchange rates	(643)	212	(414)

Unrecognized tax benefits at December 31	$10,464	$10,686	$10,012

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 5—Hedging Activities

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

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk. The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices or credit risk. Quaker uses interest rate swaps to mitigate the impact of changes in interest rates. The swaps are designated as cash flow hedges and reported on the Consolidated Balance Sheet at fair value. The effective portions of the hedges are reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affects earnings. The Company has no derivatives designated as fair value hedges and only has derivatives designated as hedging instruments under the FASB’s authoritative guidance. The notional amount of the Company’s interest rate swaps was $15,000 as of December 31, 2010, and $40,000 as of December 31, 2009.

Information about the Company’s interest rate derivatives is as follows:

		Fair Value
	Consolidated Balance Sheet Location	December 31, 2010	December 31, 2009
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current liabilities	$—	$1,006
Interest rate swaps	Other non-current liabilities	1,026	1,154

		$1,026	$2,160

Cash Flow Hedges

Interest Rate Swaps

		For the Years Ended December 31,
		2010	2009
Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		$708	$642

Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Interest Expense	$(1,590)	$(1,594)

Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Other Income	$—	$—

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 6—Investments in Associated Companies

Investments in associated (less than majority-owned) companies are accounted for under the equity method. The Company has a 50% investment in Kelko Quaker Chemical, S.A. (Venezuela), a 50% investment in Nippon Quaker Chemical, Ltd. (Japan), a 40% investment in TecniQuimia Mexicana S.A. de C.V. (Mexico) and a 50% investment in Kelko Quaker Chemical S.A. (Panama).

Effective January 1, 2010, Venezuela’s economy was considered to be highly inflationary under U.S. generally accepted accounting principles since it has experienced a rate of general inflation in excess of 100% over the latest three-year period, based upon the blended Consumer Price Index and National Consumer Price Index. Accordingly, all gains and losses resulting from the remeasurement of the Company’s Venezuelan 50% owned equity affiliate (Kelko Quaker Chemical, S.A.) are required to be recorded directly in the Consolidated Statement of Income. On January 8, 2010, the Venezuelan government announced the devaluation of the Bolivar Fuerte and the establishment of a two-tier exchange structure. The Company recorded a charge in the first quarter of 2010 of approximately $0.03 per diluted share to reflect the devaluation.

During the fourth quarter of 2010, the Company identified errors in reserves for pension and certain other items at its TecniQuimia Mexicana S.A. de C.V. affiliate. The affiliate adjusted for these items in the fourth quarter of 2010, which had the effect of reducing Equity Income and Net Income by $564 in the fourth quarter and year-to-date periods of 2010. The Company does not believe this adjustment is material to the Consolidated Financial Statements for the years ended December 31, 2007, 2008, 2009 or 2010 and, therefore, has not restated any prior period amounts.

Summarized financial information of the associated companies, in the aggregate, is as follows:

	December 31,
	2010	2009
Current assets	$34,830	$29,739
Noncurrent assets	5,689	5,072
Current liabilities	17,581	14,572
Noncurrent liabilities	4,333	494

	Year Ended December 31,
	2010	2009	2008
Net sales	$65,592	$52,099	$60,407
Gross margin	24,810	20,215	20,072
Operating income	5,211	4,508	3,456
Net income	1,071	1,856	806

Note 7—Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Reserves for customers filing for bankruptcy protection are dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company performs a formal review of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when the Company feels it is

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. During 2010, the Company’s five largest customers accounted for approximately 20% of its consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 9% of consolidated net sales.

At December 31, 2010 and 2009, the Company had gross trade accounts receivable totaling $120,544 and $112,795 with trade accounts receivable greater than 90 days past due of $4,924 and $4,928, respectively. Following are the changes in the allowance for doubtful accounts during the years ended December 31, 2010, 2009 and 2008.

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-Offs Charged to Allowance	Effect of Exchange Rate Changes	Balance at End of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2010	$4,002	$860	$(538)	$(46)	$4,278
Year ended December 31, 2009	$3,508	$1,389	$(918)	$23	$4,002
Year ended December 31, 2008	$3,072	$1,087	$(505)	$(146)	$3,508

Note 8—Inventories

Total inventories comprise:

	December 31,
	2010	2009
Raw materials and supplies	$31,909	$23,495
Work in process and finished goods	28,932	26,545

	$60,841	$50,040

Note 9—Other Current Liabilities

Other current liabilities comprise:

	December 31,
	2010	2009
Non-income taxes	$6,100	$3,866
Current portion of uncertain tax positions	2,161	2,767
Income taxes payable	1,693	595
Professional fees	1,615	1,304
Freight	1,229	1,099
Legal	1,211	1,051
Current portion of interest rate swaps	—	1,006
Selling expenses	1,110	947
Other	2,296	2,589

Total	$17,415	$15,224

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 10—Property, Plant and Equipment

Property, plant and equipment comprise:

	December 31,
	2010	2009
Land	$6,458	$6,185
Building and improvements	69,233	52,227
Machinery and equipment	124,043	117,527
Construction in progress	5,625	15,041

	205,359	190,980
Less accumulated depreciation	(128,824)	(123,554)

	$76,535	$67,426

The Company leases certain equipment under capital leases in Europe, South America and the U.S., including its manufacturing facility in Tradate, Italy. Gross property, plant and equipment includes $4,454 and $3,938 of capital leases with $1,020 and $807 of accumulated depreciation at December 31, 2010 and 2009, respectively. The following is a schedule by years of future minimum lease payments:

For the year ended December 31,
2011	$570
2012	404
2013	246
2014	64
2015	64
2016 and beyond	123

Total net minimum lease payments	1,471
Less amount representing interest	(198)

Present value of net minimum lease payments	$1,273

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

The Company’s CAROs consist primarily of asbestos contained in certain manufacturing facilities and decommissioning costs related to its aboveground storage tanks and had an accrued CARO of $320 and $306 at December 31, 2010 and 2009, respectively. The Company accrued interest of $14 on this liability, which is included in other non-current liabilities, during each of the years 2010 and 2009.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 12—Taxes on Income

Taxes (benefit) on income consist of the following:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$1,429	$1,266	$211
State	195	133	20
Foreign	9,143	6,171	3,732

	10,767	7,570	3,963
Deferred:
Federal	1,204	(948)	355
Foreign	645	443	659

Total	$12,616	$7,065	$4,977

The components of earnings (losses) before income taxes were as follows:

	2010	2009	2008
Domestic	$9,482	$(1,920)	$1,960
Foreign	36,731	25,612	14,669

Total	$46,213	$23,692	$16,629

Total deferred tax assets and liabilities are composed of the following at December 31:

	2010		2009 *
	Current	Non-current	Current	Non-current
Retirement benefits	$534	$7,720	$1,599	$5,865
Allowance for doubtful accounts	550	—	481	—
Insurance and litigation reserves	574	395	484	541
Postretirement benefits	—	2,447	—	2,110
Supplemental retirement benefits	—	1,811	—	2,408
Performance incentives	3,041	418	2,562	335
Equity-based compensation	185	411	248	888
Alternative minimum tax carryforward	—	2,092	—	2,092
Insurance settlement	—	10,314	—	9,096
Operating loss carryforward	—	3,837	—	5,972
Foreign tax credit	—	3,395	—	3,801
Uncertain tax positions	163	3,871	—	4,034
Interest rate swaps and other	—	511	786	352

	5,047	37,222	6,160	37,494
Valuation allowance	(393)	(4,530)	(612)	(5,054)

Total deferred income tax assets, net	$4,654	$32,692	$5,548	$32,440

Depreciation	$—	$1,798	$—	$2,110
Europe pension and other	—	2,472	—	2,394
Amortization and other	211	5,684	238	4,912

Total deferred income tax liabilities	$211	$9,954	$238	$9,416

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Following are the changes in the Company’s deferred tax asset valuation allowance for the years ended December 31, 2010, 2009 and 2008:

	Balance at Beginning of Period	Additional Valuation Allowance	Allowance Utilization and Other	Effect of Exchange Rate Changes	Balance at End of Period
VALUATION ALLOWANCE
Year ended December 31, 2010	$5,666	$38	$(769)	$(12)	$4,923
Year ended December 31, 2009	$5,228	$1,397	$(1,188)	$229	$5,666
Year ended December 31, 2008	$4,161	$1,273	$(2)	$(204)	$5,228

The Company’s net deferred tax assets and liabilities are classified in the Consolidated Balance Sheet as follows:

	2010	2009 *
Current deferred tax assets	$4,624	$5,523
Non-current deferred tax assets	28,846	28,237
Current deferred tax liabilities	181	213
Non-current deferred tax liabilities	6,108	5,213

Net deferred tax asset	$27,181	$28,334

The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31:

	2010	2009 *	2008
Income tax provision at the Federal statutory tax rate	$16,175	$8,292	$5,820
Differences in tax rates on foreign earnings and remittances	(2,546)	(2,106)	(132)
Foreign dividends	15,645	159	—
Excess foreign tax credit utilization	(15,198)	—	—
Foreign tax refunds	—	—	(460)
Uncertain tax positions	(1,130)	457	(494)
Domestic production activities deduction	(932)	—	—
State income tax provisions, net	127	86	13
Non-deductible entertainment and business meals expense	152	118	192
Miscellaneous items, net	323	59	38

Taxes on income	$12,616	$7,065	$4,977

*	During the fourth quarter of 2010, the Company identified errors in the methodology of recording its net deferred tax assets and liabilities on its Consolidated Balance Sheet. The Company corrected for this item in the fourth quarter of 2010, and reclassified its prior year deferred tax balances to conform to the current year presentation. The Company does not believe this adjustment is material to the Consolidated Financial Statements for the years ended 2009 or 2010.

At December 31, 2010, the Company domestically had a net deferred tax asset of $14,835 inclusive of alternative minimum tax (AMT) credits of $2,092. Additionally, the Company has foreign tax credit carryovers

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

of $3,395 which have the following expiration dates: $129 in 2014, $730 in 2016, $1,023 in 2017, $594 in 2018 and $919 in 2019. A full valuation allowance has been taken against these foreign tax credits. Finally, the Company has foreign tax loss carryforwards of $13,646 of which $330 expires in 2011, $460 in 2014, $351 in 2015, $3,157 in 2018, $184 in 2019, $102 in 2020 and $1,067 in 2023; the remaining foreign tax losses have no expiration dates. A partial valuation allowance has been established with respect to the tax benefit of these losses for $1,528.

U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries because it is the Company’s intention to continue to reinvest these earnings in those subsidiaries to support growth initiatives. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of tax credits. The amount of such undistributed earnings at December 31, 2010 was approximately $91,000. Any income tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits.

Note 13—Pension and Other Postretirement Benefits

The Company maintains various noncontributory retirement plans, the largest of which is in the U.S., covering substantially all of its employees in the U.S. and certain other countries. The plans of the Company’s subsidiaries in The Netherlands and in the United Kingdom are subject to the provisions of FASB’s guidance regarding employers’ accounting for pension plans. The plans of the remaining non-U.S. subsidiaries are, for the most part, either fully insured or integrated with the local governments’ plans and are not subject to the provisions of the guidance. The guidance requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The Company’s U.S. pension plan year ends on November 30 and the measurement date is December 31. The measurement date for the Company’s other postretirement benefits plan is December 31.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following table shows the Company plans’ funded status reconciled with amounts reported in the consolidated balance sheet as of December 31:

	Pension Benefits						Other Postretirement Benefits
	2010			2009			2010	2009
	Foreign	Domestic	Total	Foreign	Domestic	Total	Domestic	Domestic
Change in benefit obligation
Benefit obligation at beginning of year	$47,444	$62,432	$109,876	$43,577	$66,808	$110,385	$7,576	$9,648
Service cost	1,606	368	1,974	1,776	342	2,118	16	15
Interest cost	2,587	3,385	5,972	2,545	3,848	6,393	401	445
Employee contributions	89	—	89	84	—	84	—	—
Curtailment (gain)/loss	—	(5)	(5)	(12)	—	(12)	—	—
Benefits paid	(1,407)	(7,384)	(8,791)	(1,338)	(10,884)	(12,222)	(924)	(966)
Plan expenses and premiums paid	(356)	(175)	(531)	(382)	(175)	(557)	—	—
Actuarial (gain)/loss	6,310	4,504	10,814	(526)	2,493	1,967	746	(1,566)
Translation difference	(3,023)	—	(3,023)	1,720	—	1,720	—	—

Benefit obligation at end of year	$53,250	$63,125	$116,375	$47,444	$62,432	$109,876	$7,815	$7,576

Change in plan assets
Fair value of plan assets at beginning of year	$50,176	$41,690	$91,866	$43,432	$34,716	$78,148	$—	$—
Actual return on plan assets	4,344	4,601	8,945	2,993	6,732	9,725	—	—
Employer contributions	3,362	4,371	7,733	3,786	11,301	15,087	924	966
Employee contributions	89	—	89	84	—	84	—	—
Benefits paid	(1,407)	(7,384)	(8,791)	(1,338)	(10,884)	(12,222)	(924)	(966)
Plan expenses and premiums paid	(356)	(175)	(531)	(382)	(175)	(557)	—	—
Translation difference	(3,335)	—	(3,335)	1,601	—	1,601	—	—

Fair value of plan assets at end of year	$52,873	$43,103	$95,976	$50,176	$41,690	$91,866	$—	$—

Net amount recognized	$(377)	$(20,022)	$(20,399)	$2,732	$(20,742)	$(18,010)	$(7,815)	$(7,576)

Amounts recognized in the balance sheet consist of:
Non-current asset	$3,474	$—	$3,474	$6,733	$—	$6,733	$—	$—
Current liabilities	(262)	(587)	(849)	(240)	(3,675)	(3,915)	(823)	(802)
Non-current liabilities	(3,589)	(19,435)	(23,024)	(3,761)	(17,067)	(20,828)	(6,992)	(6,774)

Net amount recognized	$(377)	$(20,022)	$(20,399)	$2,732	$(20,742)	$(18,010)	$(7,815)	$(7,576)

Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive income:
Transition asset (obligation)	$—	$—	$—	$4	$—	$4	$—	$—
Prior service credit (cost)	(123)	(624)	(747)	(165)	(728)	(893)	—	—
Accumulated gain (loss)	(8,725)	(27,121)	(35,846)	(4,882)	(26,664)	(31,546)	(1,951)	(1,266)

Accumulated other comprehensive income (AOCI)	(8,848)	(27,745)	(36,593)	(5,043)	(27,392)	(32,435)	(1,951)	(1,266)
Cumulative employer contributions in excess of net period benefit cost	8,471	7,723	16,194	7,775	6,650	14,425	(5,864)	(6,310)

Net amount recognized	$(377)	$(20,022)	$(20,399)	$2,732	$(20,742)	$(18,010)	$(7,815)	$(7,576)

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The accumulated benefit obligation for all defined benefit pension plans was $112,505 ($62,755 Domestic, $49,750 Foreign) and $105,447 ($62,072 Domestic, $43,375 Foreign) at December 31, 2010 and 2009, respectively.

Information for pension plans with accumulated benefit obligation in excess of plan assets:

	2010			2009
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$11,390	$63,125	$74,515	$10,855	$62,432	$73,287
Accumulated benefit obligation	10,007	62,755	72,762	9,237	62,072	71,309
Fair value of plan assets	7,540	43,103	50,643	6,854	41,690	48,544

Information for pension plans with a projected benefit obligation in excess of plan assets:

	2010			2009
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$11,390	$63,125	$74,515	$10,855	$62,432	$73,287
Fair value of plan assets	7,540	43,103	50,643	6,854	41,690	48,544

Components of net periodic benefit cost—pension plans:

	2010			2009
	Foreign	Domestic	Total	Foreign	Domestic	Total
Service cost	$1,606	$368	$1,974	$1,776	$342	$2,118
Interest cost	2,587	3,385	5,972	2,545	3,848	6,393
Expected return on plan assets	(2,135)	(3,307)	(5,442)	(1,969)	(2,886)	(4,855)
Settlement charge	—	1,317	1,317	—	2,443	2,443
Curtailment charge	—	19	19	—	—	—
Other, amortization, net	36	1,516	1,552	(160)	1,704	1,544

Net periodic benefit cost	$2,094	$3,298	$5,392	$2,192	$5,451	$7,643

	2008
	Foreign	Domestic	Total
Service cost	$1,890	$925	$2,815
Interest cost	2,617	3,812	6,429
Expected return on plan assets	(2,205)	(3,915)	(6,120)
Other, amortization, net	28	1,034	1,062

Net periodic benefit cost	$2,330	$1,856	$4,186

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Other changes recognized in other comprehensive income:

	2010			2009
	Foreign	Domestic	Total	Foreign	Domestic	Total
Net (gain) loss arising during period	$4,100	$3,204	$7,304	$(1,562)	$(1,354)	$(2,916)
Prior service cost (credit) arising during the period	—	—	—	—	—	—
Recognition of amortizations in net periodic benefit cost
Transition (obligation) asset	4	—	4	188	—	188
Prior service (cost) credit	(30)	(104)	(134)	(35)	(85)	(120)
Actuarial gain (loss)	(10)	(2,747)	(2,757)	7	(4,062)	(4,055)
Effect of exchange rates on amounts included in AOCI	(259)	—	(259)	261	—	261

Total recognized in other comprehensive income	3,805	353	4,158	(1,141)	(5,501)	(6,642)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$5,899	$3,651	$9,550	$1,051	$(50)	$1,001

	2008
	Foreign	Domestic	Total
Net (gain) loss arising during period	$(360)	$14,983	$14,623
Prior service cost (credit) arising during the period	—	768	768
Recognition of amortizations in net periodic benefit cost
Transition (obligation) asset	199	—	199
Prior service (cost) credit	(34)	(61)	(95)
Actuarial gain (loss)	(193)	(973)	(1,166)
Effect of exchange rates on amounts included in AOCI	(836)	—	(836)

Total recognized in other comprehensive income	(1,224)	14,717	13,493

Total recognized in net periodic benefit cost and other comprehensive income	$1,106	$16,573	$17,679

Components of net periodic benefit cost—other postretirement plan:

	2010	2009	2008
Service cost	$16	$15	$19
Interest cost and other	462	419	680

Net periodic benefit cost	$478	$434	$699

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Other changes recognized in other comprehensive income:

	2010	2009	2008
Net (gain) loss arising during period	$747	$(1,566)	$1,206
Recognition of amortizations in net periodic benefit cost
Prior service (cost) credit	—	26	67
Actuarial gain (loss)	(62)	—	(175)

Total recognized in other comprehensive income	685	(1,540)	1,098

Total recognized in net periodic benefit cost and other comprehensive income	$1,163	$(1,106)	$1,797

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next fiscal year:

	Pension Plans			Other Postretirement Benefits
	Foreign	Domestic	Total
Actuarial (gain) loss	$174	$1,542	$1,716	$126
Prior service cost (credit)	31	82	113	—

	$205	$1,624	$1,829	$126

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
U.S. Plans:
Discount rate	5.20%	5.71%	4.80%	5.50%
Rate of compensation increase	3.40%	3.41%	N/A	N/A
Foreign Plans:
Discount rate	5.42%	5.95%	N/A	N/A
Rate of compensation increase	3.60%	4.00%	N/A	N/A

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Weighted-average assumptions used to determine net periodic benefit costs for years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
U.S. Plans:
Discount rate	5.71%	6.25%	5.50%	6.25%
Expected long-term return on plan assets	8.25%	8.50%	N/A	N/A
Rate of compensation increase	3.41%	3.43%	N/A	N/A
Foreign Plans:
Discount rate	5.95%	5.83%	N/A	N/A
Expected long-term return on plan assets	4.34%	4.28%	N/A	N/A
Rate of compensation increase	4.00%	3.92%	N/A	N/A

The long-term rates of return on assets were selected from within the reasonable range of rates determined by (a) historical real returns for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

Assumed health care cost trend rates at December 31:

	2010	2009
Health care cost trend rate for next year	7.70%	7.90%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2027	2027

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point Increase	1% point Decrease
Effect on total service and interest cost	$32	$(28)
Effect on postretirement benefit obligations	622	(549)

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Plan Assets and Fair Value

The Company’s pension plan target asset allocation and the weighted-average asset allocations at December 31, 2010 and 2009 by asset category were as follows:

	Plan Assets at December 31,
	Target	2010	2009
Asset Category
U.S. Plans
Equity securities	57%	61%	53%
Debt securities	36%	37%	34%
Other	7%	2%	13%

Total	100%	100%	100%

Foreign Plans
Equity securities and other	17%	17%	17%
Debt securities	83%	83%	83%

Total	100%	100%	100%

As of December 31, 2010 and 2009, “Other” consisted principally of hedge funds (approximately 0% and 5% of plan assets at December 31, 2010 and 2009, respectively) and/or cash and cash equivalents (approximately 2% and 9% of plan assets, respectively).

The Company’s pension investment policy is designed to ensure that pension assets are invested in a manner consistent with meeting the future benefit obligations of the pension plans and maintaining compliance with various laws and regulations including the Employee Retirement Income Security Act of 1974 (ERISA).

The Company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. The Company’s investment horizon is generally long term, and, accordingly, the target asset allocations encompass a long-term perspective of capital markets, expected risk and return and perceived future economic conditions while also considering the profile of plan liabilities. To the extent feasible, the short-term investment portfolio is managed to immunize the short-term obligations, the intermediate portfolio duration is immunized to reduce the risk of volatility in intermediate plan distributions and the total return portfolio is expected to maximize the long-term real growth of plan assets. The critical investment principles of diversification, assessment of risk and targeting the optimal expected returns for given levels of risk are applied. The Company’s investment guidelines prohibit use of securities such as letter stock and other unregistered securities, commodities or commodity contracts, short sales, margin transactions, private placements (unless specifically addressed by addendum), or any derivatives, options or futures for the purpose of portfolio leveraging.

The target asset allocation is reviewed periodically and is determined based on a long-term projection of capital market outcomes, inflation rates, fixed income yields, returns, volatilities and correlation relationships. The interaction between plan assets and benefit obligations is periodically studied to assist in establishing such strategic asset allocation targets. Asset performance is monitored with an overall expectation that plan assets will meet or exceed benchmark performance over rolling five-year periods. The Company’s pension committee, as authorized by the Company’s Board of Directors, has discretion to manage the assets within established asset allocation ranges approved by senior management of the Company. As of December 31, 2010, the plan’s investments were in compliance with all approved ranges of asset allocations.

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

Diversified Equity Securities of Registered Investment Companies

Investment in diversified equity securities of registered investment companies is based upon the quoted redemption value of shares in the fund owned by the plan at year end. The shares of the fund are not available in an exchange and active market; however, the fair value is determined based on the underlying investments in the fund as traded in an exchange and active market and is classified as a Level 2 investment.

Fixed Income Securities of Registered Investment Companies

Investment in fixed income securities of registered investment companies is based upon the quoted redemption value of shares in the fund owned by the plan at year end. The shares of the fund are not available in an exchange and active market; however, the fair value is determined based on the underlying investments in the fund as traded in an exchange and active market and is classified as a Level 2 investment.

Alternative Assets

Alternative assets at December 31, 2009 were comprised of an investment in a Hedge Fund of Funds and were valued based upon the quoted redemption value of units owned by the Plan at year end. Units of the fund were not available in an active exchange and active market and valuation was based on unobservable inputs and classified as a Level 3 investment. The Hedge Fund of Funds was liquidated during the year ended December 31, 2010.

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

As of December 31, 2010 and 2009, the U.S. and Foreign Plans’ investments measured at fair value on a recurring basis were as follows:

	Fair Value as of December 31, 2010	Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
U.S. Pension Assets
Cash and cash equivalents	$713	$713	$—	$—
Large capitalization common stock	4,944	4,944	—	—
Large capitalization registered investment companies	11,764	11,764	—	—
Small capitalization common stock	1,971	1,971	—	—
Small capitalization registered investment companies	417	417	—	—
International developed and emerging markets registered investment companies	7,312	7,312	—	—
Fixed income corporate securities	8,781	8,781	—	—
Fixed income registered investment companies	5,820	5,820	—	—
Pooled separate accounts	1,381	—	1,381	—

Total U.S. pension plan assets	$43,103	$41,722	$1,381	$—

Foreign Pension Assets
Cash and cash equivalents	$105	$105	$—	$—
Insurance contract (underlying notional investments in debt and equity securities)	45,334	—	—	45,334
Diversified equity securities—registered investment companies	4,008	—	4,008	—
Fixed income registered investment companies	3,087	—	3,087	—
Real estate registered investment companies	339	—	—	339

Total foreign pension assets	$52,873	$105	$7,095	$45,673

Total pension assets at fair value	$95,976	$41,827	$8,476	$45,673

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Fair Value as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
U.S. Pension Assets
Cash and cash equivalents	$3,614	$3,614	$—	$—
Large capitalization common stock	4,139	4,139	—	—
Large capitalization registered investment companies	9,147	9,147	—	—
Small capitalization common stock	206	206	—	—
Small capitalization registered investment companies	1,759	1,759	—	—
International developed and emerging markets registered investment companies	6,987	6,987	—	—
Fixed income corporate securities	6,115	6,115	—	—
Fixed income registered investment companies	6,538	6,538	—	—
Pooled separate accounts	1,293	—	1,293	—
Alternative assets	1,892	—	—	1,892

Total U.S. pension plan assets	$41,690	$38,505	$1,293	$1,892

Foreign Pension Assets
Cash and cash equivalents	$32	$32	$—	$—
Insurance contract (underlying notional investments in debt and equity securities)	43,322	—	—	43,322
Diversified equity securities—registered investment companies	3,628	—	3,628	—
Fixed income registered investment companies	2,882	—	2,882	—
Real estate registered investment companies	312	—	—	312

Total foreign pension assets	$50,176	$32	$6,510	$43,634

Total pension assets at fair value	$91,866	$38,537	$7,803	$45,526

Changes in the fair value of the U.S. and Foreign Level 3 investments during the years ended December 31, 2010 and 2009 were as follows:

	Alternative Assets	Insurance Contract	Real Estate Fund	Total
Balance at December 31, 2008	$1,783	$38,557	$—	$40,340
Purchases, sales and settlements, net	—	1,963	308	2,271
Unrealized gains	109	1,792	6	1,907
Currency translation adjustment	—	1,010	(2)	1,008

Balance at December 31, 2009	$1,892	$43,322	$312	$45,526
Purchases, sales and settlements, net	(1,895)	1,614	—	(281)
Realized gains	3	—	—	3
Unrealized gains	—	3,469	39	3,508
Currency translation adjustment	—	(3,071)	(12)	(3,083)

Balance at December 31, 2010	$—	$45,334	339	$45,673

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The total value of plan assets for the Company’s pension plans is $95,976 and $91,866 as of December 31, 2010 and 2009, respectively. U.S. pension assets include Company common stock in the amounts of $417 (1% of total U.S. plan assets) and $206 (less than 1% of total U.S. plan assets) at December 31, 2010 and 2009, respectively.

Cash Flows

Contributions

The Company expects to make minimum cash contributions of $8,397 to its pension plans ($4,887 Domestic, $3,510 Foreign) and $823 to its other postretirement benefit plan in 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits			Other Postretirement Benefits
	Foreign	Domestic	Total
2011	$1,584	$4,390	$5,974	$823
2012	1,640	4,368	6,008	813
2013	1,603	4,862	6,465	792
2014	1,820	4,900	6,720	763
2015	1,686	4,404	6,090	721
2016 and beyond	11,895	22,044	33,939	3,010

The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $2,042, $3,489 and $1,773 in 2010, 2009 and 2008, respectively, representing the annual accrued benefits under this plan. Included in the 2010 and 2009 charges are settlement charges of $1,317 and $2,443, respectively, in connection with the retirement of the Company’s former CEO.

Defined Contribution Plan

The Company has a 401(k) plan with an employer match covering substantially all domestic employees. Effective January 1, 2006, the plan added a nonelective contribution on behalf of participants who have completed one year of service equal to 3% of the eligible participants’ compensation. The Company suspended its elective match to the plan and made its nonelective contribution to the plan in the form of Company common stock in 2009. The Company reinstated the elective match to the plan in 2010 and continues to make its nonelective contribution to the plan in the form of Company common stock. Total Company contributions were $2,197, $1,000 and $1,774 for 2010, 2009 and 2008, respectively.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 14—Debt

Debt consisted of the following:

	December 31,
	2010	2009
Industrial development authority monthly 5.60% fixed rate demand bonds maturing 2018	$5,000	$5,000
Industrial development authority monthly 5.26% fixed rate demand bond maturing 2028	10,000	10,000
Credit facilities (2.02% weighted average borrowing rate at December 31, 2010)	55,000	46,428
Ohio Department of Development term loan (see below)	3,395	3,500
Other debt obligations (including capital leases)	1,350	1,188

	74,745	66,116
Short-term debt	(77)	(1,428)
Current portion of long-term debt	(813)	(1,003)

	$73,855	$63,685

During the next five years, payments on the Company’s debt, including capital lease maturities, are due as follows: $890 in 2011, $639 in 2012, $552 in 2013, $55,377 in 2014, $384 in 2015 and $16,903 beyond 2015.

The Company’s primary credit facility is a syndicated multicurrency credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other financial institutions as lenders. As discussed in a Current Report on Form 8-K filed on June 21, 2010, the Company amended its credit facility to increase the maximum principal amount for revolving credit borrowings from $125,000 to $175,000. This amount can be increased to $225,000 at the Company’s option if lenders agree to increase their commitments and the Company satisfies certain conditions. The amendment also extended the maturity date of the Company’s credit line from August 2012 to June 2014 and amended certain acquisition and other covenants, including a reduced interest rate spread and a new interest rate tier for leverage ratios below one times EBITDA that would allow for a further interest rate spread reduction.

In May 2008, the Company entered into a financing agreement to issue a $10,000 Industrial Development Revenue Bond (IDRB) to finance the expansion of the Company’s Middletown, Ohio manufacturing facility. Proceeds from the bond issuance are restricted, and can be used only for capital expenditures related to the expansion. Of the $10,000 received from the bond issuance, all had been expended at December 31, 2010.

In addition to the IDRB, the Company’s Middletown, Ohio expansion project was also financed by a low interest rate $3,500 loan from the Ohio Department of Development. Principal repayment on this loan began in September, 2010 at 1% with final maturity in 2021.

The provisions of the agreements require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2010 and 2009. At December 31, 2010 and 2009, the Company had approximately $55,000 and $46,428 outstanding on these credit lines at a weighted average borrowing rate of 2.02% and 2.54% (LIBOR plus a spread), respectively. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $15,000 and $40,000 at December 31, 2010 and 2009,

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

respectively. As of December 31, 2010, the Company is currently receiving a LIBOR rate and paying an additional average fixed rate of approximately 5% on its interest rate swaps. The Company’s swaps mature in 2012.

At December 31, 2010 and 2009, the amounts at which the Company’s debt is recorded are not materially different from their fair market value.

Note 15—Equity and Stock-Based Compensation

The Company has 30,000,000 shares of common stock authorized, with a par value of $1, and 11,492,142 shares issued as of December 31, 2010.

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

The Company recognized approximately $3,096 of share-based compensation expense and $1,084 of related tax benefits in its consolidated statement of income for the year ended December 31, 2010. The compensation expense was comprised of $404 related to stock options, $1,096 related to nonvested stock awards, $42 related to

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

the Company’s Employee Stock Purchase Plan, $1,424 related to its non-elective 401(k) matching contribution in stock and $130 related to the Company’s Director Stock Ownership Plan. The Company recognized approximately $2,130 of share-based compensation expense and $746 of related tax benefits in its consolidated statement of income for the year ended December 31, 2009. The compensation expense was comprised of $241 related to stock options, $989 related to nonvested stock awards, $49 related to the Company’s Employee Stock Purchase Plan, $723 related to its non-elective 401(k) matching contribution in stock and $128 related to the Company’s Director Stock Ownership Plan. The Company recognized approximately $3,901 of share-based compensation expense and $1,365 of related tax benefits in its consolidated statement of income for the year ended December 31, 2008. The compensation expense was comprised of $1,919 related to stock options, $1,809 related to nonvested stock awards, $46 related to the Company’s Employee Stock Purchase Plan, and $127 related to the Company’s Director Stock Ownership Plan.

Based on its historical experience, the Company has assumed a forfeiture rate of 13% on the nonvested stock. The Company will record additional expense if the actual forfeiture rate is lower than estimated and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options become exercisable between one and three years after the date of the grant for a period of time determined by the Company not to exceed seven years from the date of grant. Beginning in 1999, the LTIP program provided for common stock awards. Common stock awards issued in 2008, 2009 and 2010 under the LTIP program are subject only to time vesting over a three to five-year period. In addition, as part of the Company’s Global Annual Incentive Plan (“GAIP”), nonvested shares may be issued to key employees, which generally vest over a two to five-year period.

During 2010, the Company recorded $2,558 of excess tax benefits in capital in excess of par value on its Consolidated Balance Sheet related to stock option exercises, which occurred over the current and prior years. Previously, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s full-year 2010 taxable income was sufficient to recognize these benefits. As a result, the Company recognized these benefits as a cash inflow from financing activities in its Consolidated Statement of Cash Flows which represents the Company’s estimate of cash savings during 2010.

Stock option activity under all plans is as follows:

	2010			2009
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Options outstanding at January 1,	526,508	16.66		402,504	21.26
Options granted	110,939	18.82		165,990	6.93
Options exercised	(324,903)	19.59		—	—
Options forfeited	—	—		—	—
Options expired	(9,100)	20.71		(41,986)	22.27

Options outstanding at December 31,	303,444	14.19	4.9	526,508	16.66	3.6

Options exercisable at December 31,	64,463	17.27	2.5	311,875	21.24	2.1

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	2008
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)
Options outstanding at January 1,	1,033,175	21.36
Options granted	145,184	19.45
Options exercised	(683,982)	21.43
Options forfeited	(14,411)	20.81
Options expired	(77,462)	17.83

Options outstanding at December 31,	402,504	21.26	3.1

Options exercisable at December 31,	311,741	21.43	2.4

The total intrinsic value of options exercised during 2010 was approximately $4,924. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of December 31, 2010, the total intrinsic value of options outstanding was $8,513, and the total intrinsic value of exercisable options was approximately $1,610.

A summary of the Company’s outstanding stock options at December 31, 2010 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2010	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/2010	Weighted Average Exercise Price
$5.33 - $7.98	133,023	5.16	6.93	22,366	6.93
$7.99 - $18.62	—	—	—	—	—
$18.63 - $21.28	132,577	5.75	18.92	4,253	19.45
$21.29 - $23.94	37,844	0.76	23.13	37,844	23.13
$23.95 - $26.60	—	—	—	—	—

	303,444	4.87	14.19	64,463	17.27

As of December 31, 2010, unrecognized compensation expense related to options granted in 2008 was $6, for options granted during 2009 was $131 and for options granted in 2010 was $476.

During the first quarter of 2007, the Company granted 166,065 stock options under the Company’s LTIP plan subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.4%, expected volatility of 27.0%, risk-free interest rate of 4.7%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $11, $66 and $660 of expense was recorded on these options during 2010, 2009 and 2008, respectively. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

During the first quarter of 2008, the Company granted 145,184 stock options under the Company’s LTIP plan subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 4.1%, expected volatility of 30.31%, risk-free interest rate of 3.15%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $72, $72 and $951 of expense was recorded on these options during 2010, 2009 and 2008, respectively. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

During the first quarter of 2009, the Company granted 165,990 stock options under the Company’s LTIP plan subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 3.9%, expected volatility of 44.22%, risk-free interest rate of 2.09%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $112 and $94 of expense was recorded on these options during 2010 and 2009. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

During the first quarter of 2010, the Company granted 110,939 stock options under the Company’s LTIP subject only to time vesting over a three-year period. The options were valued using the Black-Scholes model with the following assumptions: dividend yield of 5.1%, expected volatility of 53.72%, a risk free interest rate of 2.85%, an expected term of six years, and a forfeiture rate of 3% over the remaining life of the options. Approximately $209 of expense was recorded on these options during 2010. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Under the Company’s LTIP plan, 158,207 shares were outstanding as of December 31, 2009. In the first quarter of 2010, 41,204 shares of nonvested stock were granted at a weighted average grant date fair value of $18.82. In the second quarter of 2010, 11,096 shares of nonvested stock were granted to Directors at a weighted average grant date fair value of $25.94. As of December 31, 2010, 40,531 of these awards were vested, 6,900 shares were forfeited and 163,076 shares were outstanding. The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of December 31, 2010, unrecognized compensation expense related to these awards was $912, to be recognized over a weighted average remaining period of 1.61 years.

Under the Company’s GAIP plan, 69,675 shares were outstanding as of December 31, 2009. Through December 31, 2010, 4,375 shares vested, 2,050 shares were forfeited and 63,250 shares were outstanding. As of December 31, 2010, unrecognized compensation expense related to these awards was $203 to be recognized over a weighted average remaining period of 1.25 years.

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

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Company’s Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may elect to adjust the

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

number of shares. As of December 31, 2010, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock may elect to receive payment of a percentage (up to 100%) of their annual retainer in shares of common stock. Currently, the annual retainer is $40. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1. The Company recorded approximately $130, $128 and $127 of expense in 2010, 2009 and 2008, respectively.

Note 16—Earnings Per Share

The Company follows FASB’s guidance regarding the calculation of earnings per share for nonvested stock awards with rights to non-forfeitable dividends. The guidance requires nonvested stock awards with rights to non-forfeitable dividends to be included as part of the basic weighted average share calculation under the two-class method. The Company previously included such shares as part of its diluted share calculation under the treasury stock method, in accordance with the FASB’s previous guidance regarding share-based payments and calculating earnings per share.

The following table summarizes EPS calculations for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
Basic Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$31,807	$16,220	$11,132
Less: income allocated to participating securities	(654)	(280)	(123)

Net income available to common shareholders	$31,153	$15,940	$11,009

Basic weighted average common shares outstanding	11,039,410	10,806,518	10,419,654
Basic earnings per common share	$2.82	$1.48	$1.06

Diluted Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$31,807	$16,220	$11,132
Less: income allocated to participating securities	(646)	(279)	(123)

Net income available to common shareholders	$31,161	$15,941	$11,009

Basic weighted average common shares outstanding	11,039,410	10,806,518	10,419,654
Effect of dilutive securities, employee stock options	202,551	59,244	67,340

Diluted weighted average common shares outstanding	11,241,961	10,865,762	10,486,994

Diluted earnings per common share	$2.77	$1.47	$1.05

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following numbers of stock options are not included in dilutive earnings per share since in each case the exercise price is greater than the average market price for the applicable periods: 0, 360,518 and 162,183 in 2010, 2009 and 2008, respectively.

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

The table below presents information about the reported segments for the years ended December 31:

	Metalworking Process Chemicals	Coatings	Other Chemical Products	Total
2010
Net sales	$511,305	$30,999	$1,759	$544,063
Operating income for reportable segments	98,427	7,093	(77)	105,443
Depreciation	9,150	555	31	9,736
Segment assets	430,383	18,201	846	449,430
Expenditures for long-lived assets	8,983	370	1	9,354
2009
Net sales	$419,226	$30,372	$1,892	$451,490
Operating income for reportable segments	72,440	6,798	(129)	79,109
Depreciation	8,630	625	39	9,294
Segment assets	376,745	17,592	955	395,292
Expenditures for long-lived assets	13,747	58	29	13,834
2008
Net sales	$540,094	$37,327	$4,220	$581,641
Operating income for reportable segments	61,120	8,714	91	69,925
Depreciation	9,252	639	72	9,963
Segment assets	362,676	21,217	1,546	385,439
Expenditures for long-lived assets	11,317	425	—	11,742

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

A reconciliation of total segment operating income to total consolidated income before taxes and equity in net income of associated companies for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Total operating income for reportable segments	$105,443	$79,109	$69,925
Non-income tax contingency charge	(4,132)	—	—
CEO transition charges	(1,317)	(2,443)	(3,505)
Restructuring and related charges	—	(2,289)	(2,916)
Non-operating charges	(50,744)	(46,980)	(41,468)
Depreciation of corporate assets and amortization	(1,119)	(1,309)	(2,093)
Interest expense	(5,225)	(5,533)	(5,509)
Interest income	1,201	728	1,100
Other income, net	2,106	2,409	1,095

Consolidated income before taxes and equity in net income of associated companies	$46,213	$23,692	$16,629

Net sales are attributed to geographic region based on the location of the originating seller. Net sales and long-lived asset information by geographic area as of and for the years ended December 31 is as follows:

	2010	2009	2008
Net sales
North America	$190,623	$172,035	$239,466
Europe	148,426	130,217	175,741
Asia/Pacific	125,189	93,389	98,231
South America	75,169	52,197	64,998
South Africa	4,656	3,652	3,205

Consolidated	$544,063	$451,490	$581,641

	2010	2009	2008
Long-lived assets
North America	$82,383	$67,523	$57,088
Europe	24,793	28,599	27,485
Asia/Pacific	14,099	13,360	13,704
South America	6,998	6,280	4,721
South Africa	41	25	22

Consolidated	$128,314	$115,787	$103,020

Note 18—Business Acquisitions and Divestitures

In July 2010, the Company completed the acquisition of the assets of D.A. Stuart’s U.S. aluminum hot rolling oil business from Houghton International for $6,793. This acquisition strategically strengthens the Company’s position in the non-ferrous industry, as the acquired product portfolio is complementary to its existing business. The Company allocated $2,351 to intangible assets, comprised of customer lists, to be amortized over 15 years; trade names, to be amortized over 10 years; and a trademark, to be amortized over one year. In addition, the Company recorded $3,133 of goodwill, all of which will be tax-deductible, and was assigned to the metalworking process chemicals segment.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

In December 2010, the Company completed the acquisition of Summit Lubricants, Inc. for approximately $29,116, subject to certain post closing adjustments. Summit Lubricants manufactures and distributes specialty greases and lubricants and is complementary to the Company’s existing business. The Company allocated $17,100 to intangible assets, comprised of formulations, to be amortized over 15 years; customer lists, to be amortized over 20 years; a non-competition agreement, to be amortized over 5 years; and a trademark, which was assigned an indefinite life. In addition, the Company recorded $3,087 of goodwill, all of which will be tax deductible, and was assigned to the metalworking process chemicals segment. Liabilities assumed include an earnout to be paid to the former shareholders if certain earnings targets are met by the end of 2013.

The following table shows the allocation of the purchase price of the assets and liabilities acquired. The pro forma results of operations have not been provided because the effects were not material:

	D.A. Stuart	Summit Lubricants	Total
Current assets	$1,176	$6,198	$7,374
Fixed assets	133	9,430	9,563
Intangibles	2,351	17,100	19,451
Goodwill	3,133	3,087	6,220

Total assets	6,793	35,815	42,608

Current liabilities	—	(1,349)	(1,349)
Earnout	—	(5,350)	(5,350)

Total liabilities assumed	—	(6,699)	(6,699)

Cash paid	$6,793	$29,116	$35,909

In the fourth quarter of 2006, the Company acquired the remaining interest in its Chinese joint venture. In accordance with the purchase agreement, payments for the acquisition were required as follows: $614 within five business days of closing, $825 one year from the closing date, $825 two years from the closing date, and $889 three years from the closing date. The Company recorded the present value of the remaining payments as debt at the time of acquisition. The Company made the final payment in the fourth quarter of 2009. In addition, the Company allocated $797 to intangible assets, comprising customer lists to be amortized over ten years; and a non-competition agreement to be amortized over two years. The Company also recorded $230 of goodwill, which was assigned to the metalworking process chemicals segment.

In March 2005, the Company acquired the remaining 40% interest in its Brazilian joint venture for $6,700. In addition, annual $1,000 payments for four years were paid subject to the former minority partners’ compliance with the terms of the purchase agreement. The final payment was made in February 2009. All four payments were recorded as goodwill and assigned to the metalworking process chemicals segment. Additionally, in connection with the acquisition, the Company allocated $1,475 to intangible assets, comprising customer lists of $600 to be amortized over 20 years; and non-competition agreements of $875 to be amortized over five years. The Company also recorded $610 of goodwill, which was assigned to the metalworking process chemicals segment.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 19—Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter of 2010 and no impairment charge was warranted. The Company has recorded no impairment charges in the past. The changes in carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	Metalworking Process Chemicals	Coatings	Total
Balance as of December 31, 2008	$32,916	$8,081	$40,997
Goodwill additions	1,000	—	1,000
Currency translation adjustments and other	4,518	—	4,518

Balance as of December 31, 2009	$38,434	$8,081	$46,515
Goodwill additions	6,220	—	6,220
Currency translation adjustments	23	—	23

Balance as of December 31, 2010	$44,677	$8,081	$52,758

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of December 31 are as follows:

	Gross Carrying Amount		Accumulated Amortization
	2010	2009	2010	2009
Amortized intangible assets
Customer lists and rights to sell	$24,379	$8,373	$4,974	$4,428
Trademarks and patents	2,035	1,788	1,800	1,788
Formulations and product technology	5,278	3,278	2,708	2,450
Other	4,004	3,409	3,284	3,203

Total	$35,696	$16,848	$12,766	$11,869

The Company recorded $988, $1,078 and $1,177 of amortization expense in 2010, 2009 and 2008, respectively. Estimated annual aggregate amortization expense for the subsequent five years is as follows:

For the year ended December 31, 2011	$1,930
For the year ended December 31, 2012	$1,831
For the year ended December 31, 2013	$1,654
For the year ended December 31, 2014	$1,422
For the year ended December 31, 2015	$1,422

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at December 31, 2010. The Company had one indefinite-lived intangible asset of $600 for trademarks at December 31, 2009.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 20—Other Assets

Other assets comprise:

	December 31,
	2010	2009
Restricted insurance settlement	$29,480	$25,998
Pension assets	3,474	6,733
Deferred compensation assets	1,068	1,051
Supplemental retirement income program	2,033	1,869
Uncertain tax positions	2,846	1,174
Other	3,660	2,712

Total	$42,561	$39,537

In December 2005, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $15,000. In accordance with the agreement, the subsidiary received $7,500 cash in December 2005 and the remaining $7,500 in December of 2006. In the first quarter of 2007, the subsidiary reached a settlement agreement and release with another one of its insurance carriers for $20,000 payable in four annual installments of $5,000, the final of which was received in the first quarter of 2010. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. The proceeds of the settlement and release agreements have been deposited into interest bearing accounts which earned approximately $122 and $204 in 2010 and 2009, respectively, offset by $1,640 and $1,608 of payments in 2010 and 2009, respectively. Due to the restricted nature of the proceeds, a corresponding deferred credit was established in “Other non-current liabilities” for an equal and offsetting amount, and will remain until the restrictions lapse or the funds are exhausted via payments of claims and costs of defense. See Notes 21 and 22 of Notes to Consolidated Financial Statements.

Note 21—Other Non-Current Liabilities

	December 31,
	2010	2009
Restricted insurance settlement	$29,480	$25,998
Uncertain tax positions (includes interest and penalties)	10,985	10,680
Environmental reserves	961	1,237
Fair value of interest rate swaps	1,026	1,154
Contingent acquisition consideration	5,350	—
Other (primarily deferred and long-term compensation agreements)	3,359	3,248

Total	$51,161	$42,317

See also Notes 20 and 22 of Notes to Consolidated Financial Statements.

Note 22—Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000. In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. As of December 31, 2010, the Company believes that the range of potential-known liabilities associated with ACP contamination including the water and soil remediation program is approximately $1,300 to $2,300, for which the Company has sufficient reserves.

The low and high ends of the range are based on the length of operation of the two extraction wells as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction wells, groundwater monitoring and program management. The duration of the well operation was estimated based on historical trends in concentrations in the monitoring wells within the proximity of the applicable extraction wells. Also factored into the model was the impact of water injected into the underground aquifer from a planned recharge basin adjacent to ACP. Based on the modeling, it is estimated that P-2 will operate for another three to five years and P-3 will operate for one and one-half years to up to two years. Operation and maintenance costs were based on historical expenditures and estimated inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period. Also included in the reserve are anticipated expenditures to operate an on-site soil vapor extraction system.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $374 and $99 was accrued at December 31, 2010 and December 31, 2009, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received. To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $7,700 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary has challenged the applicability of these limits to the claims being brought against the subsidiary. In

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement were structured to be received over a four-year period with annual installments of $5,000, the final installment of which was received in the first quarter of 2010. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary. See also Notes 20 and 21 of Notes to Consolidated Financial Statements.

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

As initially disclosed in the Company’s second quarter Form 10-Q, one of the Company’s subsidiaries may have paid certain value-added-taxes (“VAT”) incorrectly and, in certain cases, may not have collected sufficient VAT from certain customers. The VAT rules and regulations at issue are complex, vary among the jurisdictions and can be contradictory, in particular as to how they relate to the subsidiary’s products and to sales between jurisdictions.

Since its inception, the subsidiary had been consistent in its VAT collection and remittance practices and had never been contacted by any tax authority relative to VAT. Now the subsidiary has determined that for certain products, a portion of the VAT was incorrectly paid and that the total VAT due exceeds the amount originally collected and remitted by the subsidiary. In 2010, several jurisdictions contacted the subsidiary requesting information, but no tax assessments were received. In two jurisdictions, the subsidiary has either participated in an amnesty program or entered into a settlement whereby it paid a reduced portion of the amounts owed in resolution of those jurisdictions’ claims. At this time, the subsidiary has either modified or is in the process of modifying its VAT invoicing and payment procedures to eliminate or mitigate future exposure.

In analyzing the subsidiary’s exposure, it is difficult to estimate both the probability and the amount of any potential liabilities due to a number of factors, including: the decrease in exposure over time due to applicable

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

statutes of limitations and actions taken by the subsidiary, the joint liability of customers and suppliers for a portion of the VAT, the availability of a VAT refund for VAT incorrectly paid through an administrative process, any amounts which may have already been or will be paid by customers, as well as the timing and structure of any tax amnesties or settlements. In addition, interest and penalties on any VAT due can be a multiple of the base tax. The subsidiary may contest any tax assessment administratively and/or judicially for an extended period of time, but may ultimately resolve its disputes through participation in tax amnesty programs, which are a common practice for settling tax disputes in the jurisdictions in question and which have historically occurred on a regular basis, resulting in significant reductions of interest and penalties. Also, the timing of payments and refunds of VAT may not be contemporaneous, and, if additional VAT is owed, it may not be fully recoverable from customers. As a result, this matter has the potential to have a material adverse impact on the Company’s financial position, liquidity and capital resources and the results of operations.

Included in the year-end results is a net charge of $4,132, which consists of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate, based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries. These charges assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements. On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $22,000 with one jurisdiction representing approximately 82 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties. If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

The Company leases certain manufacturing and office facilities and equipment under non-cancelable operating leases with various terms from 1 to 15 years expiring in 2019. Rent expense for 2010, 2009 and 2008 was $5,112, $4,885 and $4,473, respectively. The Company’s minimum rental commitments under non-cancelable operating leases at December 31, 2010, were approximately $4,937 in 2011, $4,270 in 2012, $3,195 in 2013, $2,483 in 2014, $2,210 in 2015, and $3,094 thereafter.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 23—Quarterly Results (unaudited)

	First (1)	Second (2)	Third (3)	Fourth (4)
2010
Net sales	$128,320	$135,991	$137,669	$142,083
Gross profit	47,340	48,531	49,028	47,890
Operating income	13,671	13,413	9,431	11,616
Net income attributable to Quaker Chemical Corporation	9,419	9,153	6,340	6,895
Net income attributable to Quaker Chemical Corporation per share—basic earnings per common share	$0.85	$0.82	$0.56	$0.60
Net income attributable to Quaker Chemical Corporation per share—diluted earnings per common share	$0.84	$0.80	$0.55	$0.59

2009
Net sales	$98,507	$102,335	$118,922	$131,726
Gross profit	28,714	36,037	44,472	47,615
Operating (loss) income	(272)	5,794	8,576	11,990
Net income attributable to Quaker Chemical Corporation	2	3,234	5,052	7,932
Net income attributable to Quaker Chemical Corporation per share—basic earnings per common share	$0.00	$0.29	$0.46	$0.72
Net income attributable to Quaker Chemical Corporation per share—diluted earnings per common share	$0.00	$0.29	$0.45	$0.71

(1)	Net income attributable to Quaker Chemical Corporation in the first quarter of 2010 includes a devaluation charge related to the Company’s 50% owned equity affiliate in Venezuela of approximately $0.03 per diluted common share and tax benefits of approximately $0.11 per diluted common share resulting from the derecognition of several uncertain tax positions due to the expiration of applicable statutes of limitation and resolution of tax audits for certain tax years. Net income attributable to Quaker Chemical Corporation in the first quarter of 2009 includes restructuring charges of approximately $0.14 per diluted common share and a non-taxable gain of approximately $0.11 per diluted common share related to the sale of excess land in Europe.
(2)	Net income attributable to Quaker Chemical Corporation includes CEO transition costs of approximately $0.07 per diluted common share in the second quarter of 2009.
(3)	Net income attributable to Quaker Chemical Corporation includes CEO transition costs of approximately $0.08 per diluted common share and $0.07 per diluted common share in the third quarters of 2010 and 2009, respectively. In addition, net income attributable to Quaker Chemical Corporation includes a non-income tax contingency charge of approximately $0.21 per diluted common share in the third quarter of 2010. Finally, net income attributable to Quaker Chemical Corporation includes tax benefits of approximately $0.04 and $0.02 per diluted common share in the third quarters of 2010 and 2009, respectively, resulting from the derecognition of several uncertain tax positions to the expiration of applicable statutes of limitation and resolution of tax audits for certain tax years.
(4)	Net income attributable to Quaker Chemical Corporation includes tax benefits of approximately $0.06 and $0.03 per diluted common share in the fourth quarters of 2010 and 2009, respectively, resulting from the derecognition of several uncertain tax positions to the expiration of applicable statutes of limitation and resolution of tax audits for certain tax years. In addition, net income attributable to Quaker Chemical Corporation includes a non-income tax contingency charge of approximately $0.05 per diluted common share in the fourth quarter of 2010. Finally, net income attributable to Quaker Chemical Corporation includes a charge of approximately $0.05 per diluted common share related to an out-of-period adjustment at one of the Company’s equity affiliates. See Note 6 of Notes to the Consolidated Financial Statements for further discussion.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

The management of Quaker is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on its assessment, Quaker’s management has concluded that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Management has excluded Summit Lubricants, Inc. (Summit) from our assessment of internal control over financial reporting as of December 31, 2010 because we acquired Summit on December 31, 2010. Summit is a wholly owned subsidiary of the Company, whose total assets and total revenues represent approximately 8% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Controls Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, no such changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2010.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference is (i) the information beginning immediately following the caption “Proposal 1—Election of Directors and Nominee Biographies” in the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 11, 2011 to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2010 (the “2011 Proxy Statement”) to, but not including, the caption “Corporate Governance,” (ii) the information appearing in Item 4(a) of this Report, (iii) the information in the 2011 Proxy Statement beginning with and including the sub-caption, “Section 16(a) Beneficial Ownership Reporting Compliance” to, but not including the caption “Certain Relationships and Related Transactions,” and (iv) the information in the 2011 Proxy Statement beginning with and including the sub-caption “Code of Conduct” to, but not including the caption “Compensation Committee Interlocks and Insider Participation.”

Item 11.	Executive Compensation.

Incorporated by reference is the information in the 2011 Proxy Statement (i) beginning with and including the caption “Compensation Committee Interlocks and Insider Participation” to, but not including the caption “Proposal 2 — Approval of the Global Annual Incentive Plan”, (ii) the information in the 2011 Proxy Statement beginning with and including the caption, “Executive Compensation” to, but not including the caption, “Proposal 4 — Advisory Vote on Compensation of Our Named Executive Officers”, and (iii) the information in the 2011 Proxy Statement beginning with and including the caption, “Director Compensation” to, but not including the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference is the information in the 2011 Proxy Statement beginning immediately following the caption “Stock Ownership of Certain Beneficial Owners and Management” to, but not including the sub-caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2010. Each number of securities reflected in the table is a reference to shares of Quaker common stock.

Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	303,444	$14.19	413,675	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	303,444	$14.19	413,675

(1)	As of December 31, 2010, 301,500 of these shares were available for issuance as restricted stock awards under the Company’s 2001 Global Annual Incentive Plan, 83,757 shares were available for issuance upon the exercise of stock options and/or as restricted stock awards under the Company’s 2006 Long-Term Performance Incentive Plan, and 28,418 shares were available for issuance under the 2003 Director Stock Ownership Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference is the information in the 2011 Proxy Statement beginning immediately following the sub-caption “Certain Relationships and Related Transactions” to, but not including, the caption “Proposal 6—Ratification of Appointment of Independent Registered Public Accounting Firm,” and the additional information in the 2011 Proxy Statement beginning with and including the sub-caption “Director Independence” to, but not including the sub-caption “Governance Committee Procedures for Selecting Director Nominees.”

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference is the information in the 2011 Proxy Statement beginning with and including the sub-caption “Audit Fees” to, but not including the statement recommending a vote for ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2011.

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

3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(i)—	Amended and Restated Articles of Incorporation dated July 16, 1990. Incorporated by reference to Exhibit 3(a) as filed by Registrant with Form 10-K for the year 1996.

3(ii)—	By-laws (as amended effective October 4, 2008). Incorporated by reference to Exhibit 10.1 as filed by Registrant with Form 10-Q for the quarter ended September 30, 2008.

4—	Shareholder Rights Plan dated March 6, 2000. Incorporated by reference to Exhibit 1 to Form 8-K as filed by the Registrant on March 7, 2000.

10.1—	Employment Agreement by and between Registrant and Jose Luiz Bregolato dated June 14, 1993. Incorporated by reference to Exhibit 10(k) as filed by Registrant with Form 10-K for the year 1995. *

10.2—	Deferred Compensation Plan as adopted by the Registrant dated December 17, 1999, effective July 1, 1997. Incorporated by reference to Exhibit 10(ff) as filed by Registrant with Form 10-K for the year 1999. *

10.3—	Supplemental Retirement Income Program adopted by the Registrant on November 6, 1984, as amended November 8, 1989. Incorporated by reference to Exhibit 10(gg) as filed by Registrant with Form 10-K for the year 1999. *

10.4—	2001 Global Annual Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit 10(hh) as filed by Registrant with Form 10-K for the year 2001. *

10.5—	2003 Director Stock Ownership Plan as approved May 14, 2003. Incorporated by reference to Exhibit 10(ww) as filed by the Registrant with Form 10-K for the year 2003. *

10.6—	Change in Control Agreement by and between Registrant and Jose Luiz Bregolato, dated June 23, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(aaa) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004. *

10.7—	Credit Agreement between Registrant and Bank of America, N.A. and ABN AMRO Bank, N.V. and Banc of America Securities, in the amount of $100,000,000, dated October 14, 2005. Incorporated by reference to Exhibit 10(jjj) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2005.

10.8—	Settlement Agreement and Release between Registrant, an inactive subsidiary of the Registrant, and Hartford Accident and Indemnity Company dated December 12, 2005. Incorporated by reference to Exhibit 10(nnn) as filed by the Registrant with Form 10-K for the year 2005.

10.9—	Amendment to Registrant’s Deferred Compensation Plan for key officers dated December 20, 2005. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on December 22, 2005. *

10.10—	2001 Global Annual Incentive Plan, as amended and restated. Incorporated by reference to Appendix D to the Registrant’s definitive proxy statement filed on March 31, 2006. *

10.11—	2006 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix E to the Registrant’s definitive proxy statement filed on March 31, 2006. *

10.12—	Form of Stock Option Agreement provided for associates under the Registrant’s 2006 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 8-K filed on May 12, 2006. *

10.13—	Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2006 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on June 27, 2006. *

10.14—	Employment Agreement by and between L. Willem Platzer and Quaker Chemical B.V., a Netherlands corporation and a subsidiary of Registrant, dated August 21, 2006. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on August 22, 2006. *

10.15—	First Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated October 6, 2006. Incorporated by reference to Exhibit 10.30 as filed by the Registrant with Form 10-K for the year ended 2008.

10.16—	2006 Long-Term Performance Incentive Plan (amended and restated effective November 8, 2006). Incorporated by reference to Exhibit 10(www) as filed by the Registrant with Form 10-K for the year ended 2006. *

10.17—	Financing Agreement by and among Montgomery County Industrial Development Authority and Registrant and Brown Brothers Harriman & Co. dated February 1, 2007. Incorporated by reference to Exhibit 10(yyy) as filed by the Registrant with Form 10-K for the year ended 2006.

10.18—	Settlement Agreement and Release between Registrant, an inactive subsidiary of Registrant and Federal Insurance Company dated March 26, 2007. Incorporated by reference to Exhibit 10(zzz) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007.

10.19—	Change in Control Agreement by and between Registrant and L. Willem Platzer dated April 2, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10(aaaa) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007. *

10.20—	Change in Control Agreement by and between Registrant and Jan F. Nieman dated June 27, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10 (cccc) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2007. *

10.21—	Memorandum of Employment dated June 28, 2007 between Registrant and Mark A. Featherstone, effective April 9, 2007. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on July 2, 2007. *

10.22—	Amendment No. 1 to the Registrant’s Director Stock Ownership Plan (as amended March 7, 2007) approved on July 25, 2007. Incorporated by reference to Exhibit 10.37 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.23—	Second Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated August 13, 2007. Incorporated by reference to Exhibit 10(eeee) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.

10.24—	Claim Handling and Funding Agreement between SB Decking, Inc., an inactive subsidiary of Registrant, and Employers Insurance Company of Wausau dated September 25, 2007. Incorporated by reference to Exhibit 10(ffff) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.

10.25—	Settlement Agreement and Mutual Release entered into between AC Products, Inc., wholly owned subsidiary of Registrant, and Orange County Water District, effective November 8, 2007. Incorporated by reference to Exhibit 10.47 as filed by the Registrant with Form 10-K for the year ended 2007.

10.26—	Financing Agreement by and among Butler County Port Authority and Registrant and Brown Brothers Harriman & Co. dated May 15, 2008. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.27—	Engineering, Procurement and Construction Contract by and between Registrant and FMC Technologies, Inc., effective May 14, 2008. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.28—	Employment, Transition and Consulting Agreement by and between Registrant and Ronald J. Naples dated May 22, 2008, effective May 7, 2008. Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008. *

10.29—	1995 Naples Supplemental Retirement Income Program and Agreement (as amended and restated effective May 7, 2008) dated May 22, 2008. Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008. *

10.30—	Employment Agreement by and between Registrant and Michael F. Barry dated July 1, 2008. Incorporated by reference to Exhibit 10.5 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008. *

10.31—	Change in Control Agreement by and between Registrant and Michael F. Barry dated July 1, 2008. Incorporated by reference to Exhibit 10.6 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008. *

10.32—	Butler County Port Authority Industrial Development Revenue Bond dated May 15, 2008. Incorporated by reference to Exhibit 10.7 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.33—	Expatriate Agreement by and between Jan F. Nieman and Quaker Chemical Limited (Hong Kong) and Quaker Chemical B.V., both subsidiaries of Registrant, dated June 3, 2003, effective August 1, 2003 and Amended Expatriate Agreement by and between Jan F. Nieman and Quaker Chemical (China) Co. Ltd., Quaker Chemical Limited (Hong Kong) and Quaker Chemical B.V., all subsidiaries of Registrant, dated July 27, 2008, effective August 1, 2008. Incorporated by reference to Exhibit 10.37 as filed by the Registrant with Form 10-K for the year ended December 31, 2009.*

10.34—	Memorandum of Employment by and between Registrant and Joseph F. Matrange dated September 30, 2008. Incorporated by reference to Exhibit 10.48 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.35—	Memorandum of Employment by and between Registrant and D. Jeffry Benoliel dated October 1, 2008. Incorporated by reference to Exhibit 10.49 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.36—	Consultancy Agreement by and between Registrant and Mark Harris dated October 29, 2008. Incorporated by reference to Exhibit 10.50 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.37—	Compromise Agreement by and between Registrant and Mark Harris dated October 29, 2008. Incorporated by reference to Exhibit 10.51 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.38—	Amendment to Memorandum of Employment by and between Mark A. Featherstone and Registrant dated November 19, 2008, effective January 1, 2008. Incorporated by reference to Exhibit 10.52 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.39—	Change in Control Agreement by and between Registrant and Mark A. Featherstone dated November 19, 2008, effective January 1, 2008. Incorporated by reference to Exhibit 10.53 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.40—	Change in Control Agreement by and between Registrant and D. Jeffry Benoliel dated November 19, 2008, effective January 1, 2008. Incorporated by reference to Exhibit 10.54 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.41—	Change in Control Agreement by and between Registrant and Joseph F. Matrange dated November 19, 2008, effective October 1, 2008. Incorporated by reference to Exhibit 10.55 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.42—	Change in Control Agreement by and between Registrant and Ronald S. Ettinger dated November 19, 2008, effective October 1, 2008. Incorporated by reference to Exhibit 10.56 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.43—	Change in Control Agreement by and between Registrant and George H. Hill dated November 19, 2008, effective October 1, 2008. Incorporated by reference to Exhibit 10.57 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.44—	Supplemental Retirement Income Program (as amended and restated effective January 1, 2008), approved November 19, 2008. Incorporated by reference to Exhibit 10.58 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.45—	Directors’ Deferred Compensation Plan (amended and restated as of January 1, 2005), approved November 19, 2008. Incorporated by reference to Exhibit 10.59 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.46—	Amendment No. 1 to the 2001 Global Annual Incentive Plan (as amended and restated effective January 1, 2006), approved November 19, 2008. Incorporated by reference to Exhibit 10.60 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.47—	Amendment No. 1 to the 2006 Long-Term Performance Incentive Plan (as amended and restated effective November 8, 2006), approved November 19, 2008. Incorporated by reference to Exhibit 10.61 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.48—	Third Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated February 13, 2009, effective February 17, 2009. Incorporated by reference to Exhibit 10.62 as filed by the Registrant with Form 10-K for the year ended 2008.

10.49—	Amendment No. 2 to the Quaker Chemical Corporation 2003 Director Stock Ownership Plan (As Amended March 7, 2007). Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2009. *

10.50—	Amended Expatriate Agreement by and between Jan F. Nieman and Quaker Chemical (China) Ltd., Quaker Chemical Limited (Hong Kong) and Quaker Chemical B.V., all subsidiaries of Registrant, dated April 6, 2010, Effective March 1, 2010. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010. *

10.51—	Employment Agreement by and between Registrant and Joseph Berquist dated April 1, 2010. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010. *

10.52—	Change in Control Agreement by and between Registrant and Joseph Berquist dated April 1, 2010. Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010. *

10.53—	Fourth Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated June 21, 2010. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2010.

10.54—	Stock Purchase Agreement by and among Registrant, Summit Lubricants Inc., Ronald Krol, Brian Caputi, Dale M. Perry and Anthony Musilli, dated December 31, 2010.

10.55—	Amendment No. 3 to the Quaker Chemical Corporation 2003 Director Stock Ownership Plan (As Amended January 26, 2011). *

10.56—	Employment Agreement by and between Carlos Claro and Quaker Chemical Industria e Comercio Ltda., a Brazilian corporation and a subsidiary of the Registrant, dated January 5, 2011. *

21—	Subsidiaries and Affiliates of the Registrant

23—	Consent of Independent Registered Public Accounting Firm

31.1—	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2—	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1—	Certification of Michael F. Barry pursuant to 18 U.S.C. Section 1350.

32.2—	Certification of Mark A. Featherstone pursuant to 18 U.S.C. Section 1350.

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.

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

Date: March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ MICHAEL F. BARRY Michael F. Barry Chairman of the Board, Chief Executive Officer and President	Principal Executive Officer and Director	March 2, 2011

/s/ MARK A. FEATHERSTONE Mark A. Featherstone Vice President, Chief Financial Officer and Treasurer	Principal Financial Officer	March 2, 2011

/s/ GEORGE H. HILL George H. Hill Global Controller	Principal Accounting Officer	March 2, 2011

/s/ JOSEPH B. ANDERSON, JR. Joseph B. Anderson, Jr.	Director	March 2, 2011

/s/ PATRICIA C. BARRON Patricia C. Barron	Director	March 2, 2011

/s/ DONALD R. CALDWELL Donald R. Caldwell	Director	March 2, 2011

/S/ ROBERT E. CHAPPELL Robert E. Chappell	Director	March 2, 2011

/s/ WILLIAM R. COOK William R. Cook	Director	March 2, 2011

/s/ EDWIN J. DELATTRE Edwin J. Delattre	Director	March 2, 2011

/s/ JEFFRY D. FRISBY Jeffry D. Frisby	Director	March 2, 2011

/s/ RONALD J. NAPLES Ronald J. Naples	Director	March 2, 2011

/s/ ROBERT H. ROCK Robert H. Rock	Director	March 2, 2011