Form 10-Q
period 2011-03-31
QUAKER CHEMICAL CORP
filed 2011-04-26
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   ☐     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on March 31, 2011	11,531,148

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.                                Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited
	(Dollars in thousands,
	except par value
	and share amounts)
	March 31, 2011	December 31, 2010*

ASSETS
Current assets
Cash and cash equivalents	$23,564	$25,766
Accounts receivable, net	130,948	116,266
Inventories
Raw materials and supplies	37,559	31,909
Work-in-process and finished goods	32,671	28,932
Prepaid expenses and other current assets	13,899	12,609
Total current assets	238,641	215,482
Property, plant and equipment, at cost	212,213	205,359
Less accumulated depreciation	(133,719)	(128,824)
Net property, plant and equipment	78,494	76,535
Goodwill	53,675	52,758
Other intangible assets, net	23,579	24,030
Investments in associated companies	9,439	9,218
Deferred income taxes	27,303	28,846
Other assets	44,896	42,561
Total assets	$476,027	$449,430

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$809	$890
Accounts and other payables	76,595	63,893
Accrued compensation	9,728	17,140
Other current liabilities	19,108	19,268
Total current liabilities	106,240	101,191
Long-term debt	83,766	73,855
Deferred income taxes	6,410	6,108
Other non-current liabilities	78,849	81,177
Total liabilities	275,265	262,331
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding
2011 – 11,531,148 shares; 2010 – 11,492,142 shares	11,531	11,492
Capital in excess of par value	39,132	38,275
Retained earnings	152,237	144,347
Accumulated other comprehensive loss	(9,497)	(13,736)
Total Quaker shareholders’ equity	193,403	180,378
Noncontrolling interest	7,359	6,721
Total equity	200,762	187,099
Total liabilities and equity	$476,027	$449,430

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited
	(Dollars in thousands,
	except per
	share and share amounts)
	Three Months Ended March 31,
	2011	2010
Net sales	$159,865	$128,320
Cost of goods sold	107,131	80,980
Gross profit	52,734	47,340
Selling, general and administrative expenses	38,634	33,669
Operating income	14,100	13,671
Other income, net	539	763
Interest expense	(1,218)	(1,311)
Interest income	272	184
Income before taxes and equity in net income (loss) of associated companies	13,693	13,307
Taxes on income before equity in net income (loss) of associated companies	2,822	3,181
Income before equity in net income (loss) of associated companies	10,871	10,126
Equity in net income (loss) of associated companies	359	(89)
Net income	11,230	10,037
Less: Net income attributable to noncontrolling interest	630	618
Net income attributable to Quaker Chemical Corporation	$10,600	$9,419
Per share data:
Net income attributable to Quaker Chemical Corporation Common Shareholders – basic	$0.92	$0.85
Net income attributable to Quaker Chemical Corporation Common Shareholders – diluted	$0.91	$0.84
Dividends declared	$0.235	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited
	(Dollars in thousands)
	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$11,230	$10,037
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,656	2,593
Amortization	486	254
Equity in net (income) loss of associated companies, net of dividends	(262)	89
Deferred compensation and other, net	1,967	289
Stock-based compensation	868	727
Gain on disposal of property, plant and equipment	(40)	(32)
Insurance settlement realized	(365)	(345)
Pension and other postretirement benefits	(4,910)	(2,265)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(12,478)	(3,606)
Inventories	(8,309)	(5,332)
Prepaid expenses and other current assets	(2,397)	(1,360)
Accounts payable and accrued liabilities	4,455	(5,818)
Net cash used in operating activities	(7,099)	(4,769)

Cash flows from investing activities
Investments in property, plant and equipment	(3,475)	(2,042)
Proceeds from disposition of assets	170	41
Insurance settlement received and interest earned	22	5,038
Change in restricted cash, net	343	(2,742)
Net cash (used in) provided by investing activities	(2,940)	295

Cash flows from financing activities
Proceeds from long-term debt	10,000	7,583
Repayment of long-term debt	(231)	(122)
Dividends paid	(2,701)	(2,550)
Stock options exercised, other	(50)	135
Excess tax benefit related to stock option exercises	78	321
Net cash provided by financing activities	7,096	5,367
Effect of exchange rate changes on cash	741	(1,124)
Net decrease in cash and cash equivalents	(2,202)	(231)
Cash and cash equivalents at beginning of period	25,766	25,051
Cash and cash equivalents at end of period	$23,564	$24,820

Supplemental cash flow disclosures:
Non-cash activities:
Excess tax benefit related to stock option exercises	$—	$1,633
Restricted insurance receivable (See also Note 12 of Notes to Condensed Consolidated Financial Statements)	—	5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010.

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

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $11,964 and $12,559 for the three months ended March 31, 2011 and 2010, respectively.

Note 2 – Income Taxes and Uncertain Income Tax Positions

The Company’s first quarter  2011 effective tax rate of 21% reflects the expiration of applicable statutes of limitations for uncertain tax positions of approximately $0.11 per diluted share and the utilization of foreign tax credits previously unbenefited.  This compares to the Company’s first quarter 2010 effective tax rate of 24%, which also included the expiration of applicable statutes of limitations for uncertain tax positions of approximately $0.11 per diluted share.

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

At December 31, 2010, the Company’s cumulative liability for gross unrecognized tax benefits was $10,464. As of March 31, 2011, the Company’s cumulative liability for gross unrecognized tax benefits was $10,607.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in its Consolidated Statement of Income. The Company had accrued $1,824 for cumulative interest and $857 for cumulative penalties at December 31, 2010. The Company has recognized ($125) for interest and $279 for penalties on its Consolidated Statement of Income for the three months ended March 31, 2011 and, at that date, the Company had accrued $1,790 for cumulative interest and $1,176 for cumulative penalties.

During the quarter ended March 31, 2011, the Company derecognized uncertain tax positions due to expiration of the applicable statutes of limitations for certain tax years. As a result, the Company recognized a $922 decrease in its cumulative liability for gross unrecognized tax benefits. The Company estimates that during the year ended December 31, 2011 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1,400 to $1,600 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ended December 31, 2011.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the Netherlands from 2005, United Kingdom, Italy, Brazil, and Spain from 2006, China and the United States from 2007 and various domestic state tax jurisdictions from 1993.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 3 – Fair Value Measurements

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

The Company values its interest rate swaps, company-owned life insurance policies and various deferred compensation assets and liabilities, as well as acquisition related contingent consideration at fair value.  The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

		Fair Value Measurements at March 31, 2011
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	March 31, 2011	Level 1	Level 2	Level 3
Company-owned life insurance	$1,551	$—	$1,551	$—
Company-owned life insurance - Deferred compensation assets	557	—	557	—
Other deferred compensation assets
Large capitalization registered investment companies	69	69	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	8	8	—	—
International developed and emerging markets registered investment
companies	39	39	—	—
Fixed income registered investment companies	9	9	—	—

Total	$2,237	$129	$2,108	$—

		Fair Value Measurements at March 31, 2011
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	March 31, 2011	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$342	$342	$—	$—
Mid capitalization registered investment companies	90	90	—	—
Small capitalization registered investment companies	74	74	—	—
International developed and emerging markets registered investment
companies	203	203	—	—
Fixed income registered investment companies	48	48	—	—
Fixed general account	171	—	171	—
Interest rate derivatives	879	—	879	—
Acquisition related contingent consideration	5,544	—	—	5,544

Total	$7,351	$757	$1,050	$5,544

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)
		Fair Value Measurements at December 31, 2010
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	December 31, 2010	Level 1	Level 2	Level 3
Company-owned life insurance	$2,033	$—	$2,033	$—
Company-owned life insurance - Deferred compensation assets	593	—	593	—
Other deferred compensation assets
Large capitalization registered investment companies	69	69	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	8	8	—	—
International developed and emerging markets registered investment
companies	40	40	—	—
Fixed income registered investment companies	10	10	—	—

Total	$2,757	$131	$2,626	$—

		Fair Value Measurements at December 31, 2010
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	December 31, 2010	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$347	$347	$—	$—
Mid capitalization registered investment companies	88	88	—	—
Small capitalization registered investment companies	71	71	—	—
International developed and emerging markets registered investment
companies	213	213	—	—
Fixed income registered investment companies	52	52	—	—
Fixed general account	182	—	182	—
Interest rate derivatives	1,026	—	1,026	—
Acquisition related contingent consideration	5,350	—	—	5,350

Total	$7,329	$771	$1,208	$5,350

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

Changes in the fair value of the Level 3 liability during the three months ended March 31, 2011 was as follows:

Contingent
Consideration
Balance at December 31, 2010	$5,350
Interest accretion	194
Balance at March 31, 2011	$5,544

Note 4 – Hedging Activities

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk.  The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices or credit risk.  Quaker uses interest rate swaps to mitigate the impact of changes in interest rates.  The swaps convert a portion of the Company’s variable interest rate debt to fixed interest rate debt and are designated as cash flow hedges and reported on the balance sheet at fair value.  The effective portions of the hedges are reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affects earnings.  The Company has no derivatives designated as fair value hedges and only has derivatives designated as hedging instruments under the FASB’s guidance.  The notional amount of the Company’s interest rate swaps was $15,000 as of March 31, 2011 and December 31, 2010.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Information about the Company’s interest rate derivatives is as follows (in thousands of dollars):

		Fair Value
		March 31,	December 31,
	Balance Sheet Location	2011	2010
Derivatives designated as cash flow hedges:
Interest rate swaps	Other non-current liabilities	$879	$1,026
		$879	$1,026

Cash Flow Hedges
Interest Rate Swaps

		Three Months Ended
		March 31,
		2011	2010

Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)		$96	$105

Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income
(Effective Portion)	Interest Expense	$(163)	$(454)

Amount and Location of Gain (Loss) Recognized in Income on Derivative (Ineffective
Portion and Amount Excluded from Effectiveness Testing)	Other Income	$—	$—

Note 5 – Stock-Based Compensation

The Company recognized approximately $868 of share-based compensation expense for the three months ended March 31, 2011. The compensation expense was comprised of $105 related to stock options, $312 related to nonvested stock awards, $12 related to the Company’s Employee Stock Purchase Plan, $407 related to the Company’s non elective 401(k) matching contribution and a portion of its elective 401(k) matching contribution in stock, and $32 related to the Company’s Director Stock Ownership Plan.

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

Stock option activity under all plans is as follows:

			Weighted
			Average
		Weighted Average	Remaining
	Number of	Exercise Price per	Contractual
	Shares	Share	Term (years)
Balance at December 31, 2010	303,444	$14.19
Options granted	36,835	37.37
Options exercised	(6,888)	13.47
Options forfeited	(11,018)	13.67
Balance at March 31, 2011	322,373	$16.87	4.8
Exercisable at March 31, 2011	167,270	$14.57	3.8

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

As of March 31, 2011, the total intrinsic value of options outstanding was approximately $7,470, and the total intrinsic value of exercisable options was $4,261.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at March 31, 2011 is as follows:

				Weighted	Weighted	Number	Weighted
			Number	Average	Average	Exercisable	Average
Range of			Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices			at 3/31/2011	Life	Price	3/31/2011	Price
$3.74	-	$7.47	125,155	4.8	$6.93	74,595	$6.93
$7.48	-	$18.69	—	—	—	—	—
$18.70	-	$22.42	122,539	5.4	18.93	54,831	19.07
$22.43	-	$26.16	37,844	0.5	23.13	37,844	23.13
$26.17	-	$33.63	—	—	—	—	—
$33.64	-	$37.37	36,835	6.9	37.37	—	—
			322,373	4.8	16.87	167,270	14.57

As of March 31, 2011, unrecognized compensation expense related to options granted during 2009 was $97, for options granted during 2010 was $395 and for options granted in 2011 was $485.

During the first quarter of 2011, the Company granted 36,835 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period.  For the purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes option pricing model and the assumptions set forth in the table below:

2011
Dividend Yield	5.00%
Expected Volatility	62.13%
Risk-free interest rate	1.99%
Expected term (years)	5.0
Expected forfeiture rate	3.00%

Nonvested shares granted under the Company’s LTIP plan are shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2010	163,076	$14.89
Granted	30,922	$38.64
Vested	(23,941)	$19.45
Forfeited	(5,901)	$10.32
Nonvested awards, March 31, 2011	164,156	$18.86

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of March 31, 2011, unrecognized compensation expense related to these awards was $1,723 to be recognized over a weighted average remaining period of 2.2 years.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)
Nonvested shares granted under the Company’s GAIP plan are shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2010	63,250	$7.72
Granted	—	$—
Vested	—	$—
Forfeited	(500)	$7.72
Nonvested awards, March 31, 2011	62,750	$7.72

As of March 31, 2011, unrecognized compensation expense related to these awards was $161, to be recognized over a weighted average remaining period of 1.0 year.

Employee Stock Purchase Plan

In 2000, the Board adopted an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each month, the “Investment Date.” The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed on the Investment Date. All employees, including officers, are eligible to participate in this plan. A participant may withdraw all uninvested payment balances credited to a participant’s account at any time by giving written notice to the Company. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan.

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Company’s Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may elect to adjust the number of shares. As of March 31, 2011, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock may elect to receive payment of a percentage (up to 100%) of the annual retainer in shares of common stock. Currently, the annual retainer is $40.  The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1.  The Company recorded $32 for each of the three months ended March 31, 2011 and 2010, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 6 – Earnings Per Share

The Company applies FASB’s guidance regarding the calculation of earnings per share using the two-class method.  The Company includes nonvested stock awards with rights to non-forfeitable dividends as part of its basic weighted average share calculation.

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended March 31,
	2011	2010
Basic Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$10,600	$9,419
Less: income allocated to participating securities	(203)	(202)
Net income (loss) available to common shareholders	$10,397	$9,217
Basic weighted average common shares outstanding	11,289,286	10,879,225
Basic earnings per common share	$0.92	$0.85

Diluted Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$10,600	$9,419
Less: income allocated to participating securities	(200)	(201)
Net income (loss) available to common shareholders	$10,400	$9,218
Basic weighted average common shares outstanding	11,289,286	10,879,225
Effect of dilutive securities, common shares outstanding	177,349	118,513
Diluted weighted average common shares outstanding	11,466,635	10,997,738
Diluted earnings per common share	$0.91	$0.84

The following number of stock options are not included in the diluted earnings per share since in each case the exercise price is greater than the average market price during the period and the effect would have been anti-dilutive: 12,165 and 142,413 for the three months ended March 31, 2011 and 2010, respectively.

Note 7 – Business Segments

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)
The table below presents information about the reported segments:

	Three Months Ended
	March 31,
	2011	2010
Metalworking Process Chemicals
Net sales	$150,733	$121,205
Operating income for reportable segments	26,935	25,519
Coatings
Net sales	8,482	6,764
Operating income for reportable segments	1,963	1,408
Other Chemical Products
Net sales	650	351
Operating income (loss) for reportable segments	35	(57)
Total
Net sales	159,865	128,320
Operating income for reportable segments	28,933	26,870
Non-operating expenses	(14,347)	(12,945)
Amortization	(486)	(254)
Interest expense	(1,218)	(1,311)
Interest income	272	184
Other income, net	539	763
Consolidated income before taxes and equity in net income (loss) of associated companies	$13,693	$13,307

Operating income comprises revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated affiliates.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)
Note 8 – Equity, Noncontrolling Interest and Comprehensive Income

The following table presents the changes in equity, noncontrolling interest and comprehensive income for the three months ended March 31, 2011 and 2010:

				Accumulated
		Capital in		Other
	Common	excess of	Retained	Comprehensive	Noncontrolling	Comprehensive
	stock	par value	Earnings	Income (Loss)	Interest	Income (Loss)	Total
Balance at December 31, 2010	$11,492	$38,275	$144,347	$(13,736)	$6,721		$187,099
Net income	—	—	10,600		630	$11,230
Currency translation adjustments	—	—	—	3,813	8	3,821
Defined benefit retirement plans	—	—	—	324	—	324
Current period changes in fair value of derivatives	—	—	—	96	—	96
Unrealized gain on available-for-sale securities	—	—	—	6	—	6
Comprehensive income						15,477	15,477
Comprehensive loss attributable to
noncontrolling interest						(638)
Comprehensive income attributable to
Quaker Chemical Corporation						$14,839
Dividends ($0.235 per share)	—	—	(2,710)	—	—		(2,710)
Share issuance and equity-based compensation plans	39	779	—	—	—		818
Excess tax benefit from stock option exercises	—	78	—	—	—		78
Balance at March 31, 2011	$11,531	$39,132	$152,237	$(9,497)	$7,359		$200,762

Balance at December 31, 2009	$11,086	$27,527	$123,140	$(10,439)	$4,981		$156,295
Net income	—	—	9,419		618	$10,037
Currency translation adjustments	—	—	—	(3,998)	151	(3,847)
Defined benefit retirement plans	—	—	—	269	—	269
Current period changes in fair value of derivatives	—	—	—	105	—	105
Unrealized gain on available-for-sale securities	—	—	—	5	—	5
Comprehensive income						6,569	6,569
Comprehensive loss attributable to
noncontrolling interest						(769)
Comprehensive income attributable to
Quaker Chemical Corporation						$5,800
Dividends ($0.23 per share)	—	—	(2,565)	—	—		(2,565)
Share issuance and equity-based compensation plans	66	796	—	—	—		862
Excess tax benefit from stock option exercises	—	1,954	—	—	—		1,954
Balance at March 31, 2010	$11,152	$30,277	$129,994	$(14,058)	$5,750		$163,115

During the first quarter of 2011, the Company recorded $78 of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheet, related to stock option exercises. During the first quarter of 2010, the Company recorded $1,954 of these benefits.  Prior to the first quarter of 2010, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s full-year 2010 taxable income was sufficient to recognize these benefits.  As a result, the Company recognized $78 and $321 of these benefits as a cash inflow from financing activities in its Condensed Consolidated Statement of Cash Flows which represents the Company’s estimate of cash savings through March 31, 2011 and 2010, respectively.

Note 9 – Business Acquisitions and Divestitures

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

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

The following table shows the allocation of the purchase price of the assets and liabilities acquired as of March 31, 2011.  The pro forma results of operations have not been provided because the effects were not material:

	D.A.	Summit
	Stuart	Lubricants	Total
Current assets	$1,176	$6,198	$7,374
Fixed assets	133	9,430	9,563
Intangibles	2,351	17,100	19,451
Goodwill	3,133	3,087	6,220
Total assets	6,793	35,815	42,608
Current liabilities	—	(1,349)	(1,349)
Earnout	—	(5,350)	(5,350)
Total liabilities assumed	—	(6,699)	(6,699)
Cash paid	$6,793	$29,116	$35,909

Subsequent to March 31, 2011, as part of its post closing adjustment settlement, an additional payment to the Summit Lubricants shareholders of $717 was made, which will be allocated to goodwill.

Note 10 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the three months ended March 31, 2011 are as follows.  The Company has recorded no impairment charges in the past:

	Metalworking
	Process
	Chemicals	Coatings	Total
Balance as of December 31, 2010	$44,677	$8,081	$52,758
Currency translation adjustments	917	—	917
Balance as of March 31, 2011	$45,594	$8,081	$53,675

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2011 and December 31, 2010 are as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2011	2010	2011	2010
Amortized intangible assets
Customer lists and rights to sell	$24,489	$24,379	$5,392	$4,974
Trademarks and patents	2,035	2,035	1,807	1,800
Formulations and product technology	5,278	5,278	2,803	2,708
Other	4,008	4,004	3,329	3,284
Total	$35,810	$35,696	$13,331	$12,766

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company recorded $486 and $254 of amortization expense in the three months ended March 31, 2011 and 2010, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2011	$1,937
For the year ended December 31, 2012	$1,838
For the year ended December 31, 2013	$1,659
For the year ended December 31, 2014	$1,425
For the year ended December 31, 2015	$1,425
For the year ended December 31, 2016	$1,252

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar and its 2010 acquisition of Summit Lubricants.

Note 11 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three months ended March 31,  are as follows:

	Three Months Ended March 31,
			Other
			Postretirement
	Pension Benefits		Benefits
	2011	2010	2011	2010
Service Cost	$571	$511	$5	$4
Interest Cost and other	1,522	1,530	89	99
Expected return on plan assets	(1,424)	(1,384)	—	—
Other amortization, net	460	402	31	13
Net periodic benefit cost	$1,129	$1,059	$125	$116

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to make minimum cash contributions of $8,397 to its pension plans and $823 to its other postretirement benefit plan in 2011. As of March 31, 2011, $5,994 and $207 of contributions have been made, respectively.

Note 12 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000.  In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. As of March 31, 2011 the Company believes that the range of potential-known liabilities associated with ACP contamination including the water and soil remediation program is approximately $1,300 to $2,300, for which the Company has sufficient reserves.

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period. Also included in the reserve are anticipated expenditures to operate an on-site soil vapor extraction system.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $438 and $374 were accrued at March 31, 2011 and December 31, 2010, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received.  To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $7,700 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary has challenged the applicability of these limits to the claims being brought against the subsidiary. In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement were structured to be received over a four-year period with annual installments of $5,000, the final installment of which was received in the first quarter of 2010. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds are used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

If the subsidiary’s assets and insurance coverage were to be exhausted, claimants of the subsidiary may actively pursue claims against the Company because of the parent-subsidiary relationship. Although asbestos litigation is particularly difficult to predict, especially with respect to claims that are currently not being actively pursued against the Company, the Company does not believe that such claims would have merit or that the Company would be held to have liability for any unsatisfied obligations of the subsidiary as a result of such claims. After evaluating the nature of the claims filed against the subsidiary and the small number of such claims that have resulted in any payment, the potential availability of additional insurance coverage at the subsidiary level, the additional availability of the Company’s own insurance and the Company’s strong defenses to claims that it should be held responsible for the subsidiary’s obligations because of the parent-subsidiary relationship, the Company believes it is not probable that the Company will incur any material losses. All of the active asbestos cases against the Company challenging the parent-subsidiary relationship are in the early stages of litigation. The Company has been successful in the past having claims naming it dismissed during initial proceedings. Since the Company may be in this early stage of litigation for some time, it is not possible to estimate additional losses or range of loss, if any.

As initially disclosed in the Company’s second quarter 2010 Form 10-Q, one of the Company’s subsidiaries may have paid certain value-added-taxes (“VAT”) incorrectly and, in certain cases, may not have collected sufficient VAT from certain customers.  The VAT rules and regulations at issue are complex, vary among the jurisdictions and can be contradictory, in particular as to how they relate to the subsidiary’s products and to sales between jurisdictions.

Since its inception, the subsidiary had been consistent in its VAT collection and remittance practices and had never been contacted by any tax authority relative to VAT. Now the subsidiary has determined that for certain products, a portion of the VAT was incorrectly paid and that the total VAT due exceeds the amount originally collected and remitted by the subsidiary.  In 2010, three jurisdictions contacted the subsidiary. In two jurisdictions, the subsidiary has either participated in an amnesty program or entered into a settlement whereby it paid a reduced

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

portion of the amounts owed in resolution of those jurisdictions’ claims.  In April 2011, the subsidiary received a notice requesting payment of VAT from the third jurisdiction.  At this time, the subsidiary has either modified or is in the process of modifying its VAT invoicing and payment procedures to eliminate or mitigate future exposure.

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

In 2010, the Company recorded a net charge of $4,132, which consisted of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries.  At March 31, 2011 and December 31, 2010, the Company had $1,154 and $1,560, respectively, accrued for remaining payments to be made under tax dispute settlements entered into by the subsidiary. The change in the accrual from December 31, 2010 reflects a first quarter 2011 payment made in accordance with the Company’s tax dispute settlements.  In addition, the Company had $245 accrued at December 31, 2010 and $265 accrued at March 31, 2011, related to the other jurisdiction that has made inquiries.

The charges taken by the Company in 2010 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $24,000 with one jurisdiction representing approximately 83 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a leading global provider of process chemicals, chemical specialties, services, and technical expertise to a wide range of industries—including steel, aluminum, automotive, mining, aerospace, tube and pipe, coatings and construction materials. Our products, technical solutions, and chemical management services (“CMS”) enhance our customers’ processes, improve their product quality, and lower their costs.

The Company’s revenue and earnings growth was primarily driven by product volume including the Company’s 2010 acquisitions, and selling price and mix increases experienced across the globe.  While the Company’s volumes continue to build on the recovery from the global economic crisis, the pace of the escalation in raw material prices has exceeded pricing actions taken, resulting in a decreased gross margin.  The Company expects to implement further price increases in an effort to restore its margins to more acceptable levels.

Selling, general and administrative expenses (“SG&A”) increased approximately $5.0 million primarily due to increased business activity, the Company’s 2010 acquisitions and investments in key growth initiatives.

The first quarter 2011 results include a tax benefit of approximately $0.11 per diluted share related to the expiration of applicable statutes of limitations for uncertain tax positions.  The first quarter 2010 results included a charge of $0.03 per diluted share related to devaluation of the Venezuelan Bolivar Fuerte, as well as a tax benefit of approximately $0.11 per diluted share related to the expiration of applicable statutes of limitations for uncertain tax positions.

The net result was earnings per diluted share of $0.91 for the first quarter of 2011, compared to $0.84 per diluted share in the first quarter of 2010.

The Company expects solid growth in 2011, due to its leadership positions in the faster growing emerging markets of China, India and Brazil, in addition to the continuing recovery in the more mature markets in North America and Europe.  The Company expects to recover most of the raw material cost increases it has experienced, but there will be a time-lag due in part to competitive pressures and contractual constraints.  That being said, the Company’s volumes remain strong and the Company is making progress in integrating its recent acquisitions as well as focusing on and securing new business.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $23.6 million at March 31, 2011 from $25.8 million at December 31, 2010.  The decrease of $2.2 million resulted primarily from $7.1 million of cash used in operating activities, $2.9 million of cash used in investing activities, $7.1 million of cash provided by financing activities and a $0.7 million increase from the effect of exchange rates on cash.

Net cash flows used in operating activities were $7.1 million in the first quarter of 2011 compared to $4.8 million used in operating activities in the first quarter of 2010.  The Company’s increase in net income was more than offset by increased business activity resulting in an increased investment in working capital as well as higher pension plan contributions compared to the first quarter of 2010.

Net cash flows used in investing activities were $2.9 million in the first quarter of 2011 compared to $0.3 million provided by investing activities in the first quarter of 2010.  Increased investments in the Company’s Middletown, Ohio and Batavia, NY plants, and the Company’s global ERP system, were the primary drivers of the increased investments in property, plant and equipment.  In addition, the receipt of the final payment in the first quarter of 2010 from the Company’s insurance settlement (discussed below) and decreases in the Company’s construction fund related to the Company’s expansion of its Middletown, Ohio manufacturing facility in the prior year, also affected the investing cash flow comparisons.

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

Net cash flows provided by financing activities were $7.1 million in the first quarter of 2011 compared to $5.4 million provided by financing activities in the first quarter of 2010.  Increased working capital investments due to increased business activity resulted in higher net borrowings in the first quarter of 2011 compared to the first quarter of 2010. During the first quarter of 2011, the Company recorded $0.1 million of excess tax benefits in capital in excess of par on its Condensed Consolidated Balance Sheet, and as a cash flow from financing activities in its Condensed Consolidated Statement of Cash Flows, related to stock option exercises.  During the first quarter of 2010, the Company recorded approximately $2.0 million of these benefits on its Condensed Consolidated Balance Sheet and recognized $0.3 million as a cash inflow from financing activities in its Condensed Consolidated Statement of Cash Flows, related to stock option exercises which occurred over prior years.  Prior to 2010, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s 2010 taxable income was sufficient to recognize the benefits.

 The Company’s primary credit line is a $175.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in 2014. At March 31, 2011 and December 31, 2010, the Company had approximately $65.0 million and $55.0 million outstanding, respectively.  The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.50 to 1, and at March 31, 2011 and December 31, 2010, the consolidated leverage ratio was below 2.0 to 1.  The Company has entered into interest rate swaps with a combined notional value of $15.0 million as of March 31, 2011, in order to fix the interest rate on a portion of its variable rate debt. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

At March 31, 2011, the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, was $13.6 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $7.6 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

Operations

Comparison of the First Quarter of 2011 with the First Quarter of 2010

Net sales for the first quarter of 2011 were $159.9 million, an increase of 25% from $128.3 million in the first quarter of 2010.  The increase in net sales was primarily the result of higher volumes and selling prices across the globe.  Product volumes were higher by approximately 16% including the effects of acquisitions.  Selling prices and mix increased revenues by approximately 7%, as the Company continues to implement price increases to help offset higher raw material costs.  Foreign exchange rates also increased revenues by approximately 2%.

Gross profit increased by approximately $5.4 million, but gross margin decreased from 36.9% in the first quarter of 2010 to 33% in the first quarter of 2011, as raw material costs continued to escalate, particularly in the first quarter of 2011.  The Company continues to implement price increases to recover these higher costs.

SG&A increased approximately $5.0 million compared to the first quarter of 2010.  Higher selling costs related to increased business activity, our 2010 acquisitions, foreign exchange rate translation and higher professional fees accounted for approximately

62% of the increase.  Higher inflationary and other costs, partially offset by lower incentive compensation accounted for the remainder of the increase.  SG&A as a percentage of sales decreased to 24.2% in the first quarter of 2011 from 26.2% in the first quarter of 2010.

Net interest expense decreased due to lower interest rates despite higher average borrowings.  Equity in net income of associated companies increased compared to the first quarter of 2010 as the prior year quarter reflected a charge of approximately $0.03 per diluted share related to the first quarter 2010 devaluation of the Venezuelan Bolivar Fuerte.

The Company’s low first quarter 2011 and 2010 effective tax rates include the expiration of applicable statutes of limitations for uncertain tax positions of approximately $0.11 per diluted share in each period.  In addition, the first quarter 2011 effective tax rate includes a higher utilization of foreign tax credits, which were previously unbenefited.  The Company has experienced and expects to further experience volatility in its quarterly effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions.  However, the Company expects a higher effective tax rate for the full year 2011 as compared to the first quarter 2011 rate.  At the end of 2010, the Company had net U.S. deferred tax assets totaling $14.8 million, excluding deferred tax assets related to additional minimum pension liabilities.  The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized.  The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements.  The Company continues to closely monitor the factors affecting its net deferred tax assets and the assessment of valuation allowances.

Segment Reviews—Comparison of the First Quarter of 2011 with the First Quarter of 2010

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 94% of the Company’s net sales in the first quarter of 2011.  Net sales were up $29.5 million, or 24%.  Foreign exchange translation positively impacted net sales by approximately 2%, primarily driven by the Brazilian Real to U.S. Dollar exchange rate.  The average U.S. Dollar to Brazilian Real exchange rate was 0.60 in the first quarter of 2011 compared to 0.55 in the first quarter of 2010.  Net sales were positively impacted by increases of 33% in North America, 21% in Europe, 22% in Asia/Pacific and 11% in South America, all on a constant currency basis.  The Company’s 2010 acquisition activity accounted for approximately 20% of the North America sales increase.  The remaining increase in this segment’s sales was due to both volume and selling price and mix increases across the globe.   The Company continues to implement price increases to help offset higher raw material costs.  This segment’s operating income increased $1.4 million, with the volume and sales price increases noted above, which were largely offset by higher raw material costs and higher SG&A costs as the Company is investing in additional resources to support its growth initiatives.

Coatings

The Company’s coatings segment, which represented approximately 5% of the Company’s net sales in the first quarter of 2011, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants.  Net sales for this segment were higher by $1.7 million, or 25%, due to increased sales in both chemical milling maskants sold to the aerospace industry and certain coatings product lines.  This segment’s operating income increased by $0.6 million, consistent with the volume increases noted above.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales in the first quarter of 2011, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture.  Net sales increased approximately $0.3 million due to increased activity in the oil and gas market.  Operating income was slightly above break-even, compared to a slight loss in the first quarter of 2010.

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

We have evaluated the information required under this item that was disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010, and we believe there has been no material change to that information.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period cover by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended March 31, 2011.

PART II.
OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report, all of which were acquired from employees in payment of the exercise price of employee stock options exercised, or for the payment of taxes upon the vesting of restricted stock, during the period.

			(c)	(d)
			Total Number of	Maximum
			Shares Purchased as	Number of Shares that
	(a)	(b)	Part of	May Yet
	Total Number	Average	Publicly Announced	Be Purchased Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased (1)	Per Share (2)	or Programs (3)	Programs (3)
January 1 - January 31	5,384	$37.63	—	252,600
February 1 - February 28	—	$—	—	252,600
March 1 - March 31	—	$—	—	252,600

Total	5,384	$37.63	—	252,600

(1)
All of the 5,384 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options or for the payment of taxes upon vesting of restricted stock.

(2)
The price per share, in each case, represented either a) the average of the high and low price of the Company’s common stock on the date of exercise or vesting; or b) the closing price of the Company’s common stock on the date of exercise or vesting, as specified by the plan pursuant to which the applicable option or restricted stock was granted.

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

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Mark A. Featherstone
Date: April 26, 2011	Mark A. Featherstone, officer duly authorized to sign this report, Vice President, Chief Financial Officer and Treasurer