Form 10-Q
period 2011-06-30
QUAKER CHEMICAL CORP
filed 2011-07-27
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on June 30, 2011	12,823,294

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.                                Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited
	(Dollars in thousands,
	except par value
	and share amounts)
	June 30, 2011	December 31, 2010*

ASSETS
Current assets
Cash and cash equivalents	$23,541	$25,766
Accounts receivable, net	137,402	116,266
Inventories
Raw materials and supplies	43,580	31,909
Work-in-process and finished goods	33,119	28,932
Prepaid expenses and other current assets	16,032	12,609
Total current assets	253,674	215,482
Property, plant and equipment, at cost	218,119	205,359
Less accumulated depreciation	(138,414)	(128,824)
Net property, plant and equipment	79,705	76,535
Goodwill	55,282	52,758
Other intangible assets, net	23,127	24,030
Investments in associated companies	9,407	9,218
Deferred income taxes	25,784	28,846
Other assets	43,840	42,561
Total assets	$490,819	$449,430

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$836	$890
Accounts and other payables	79,465	63,893
Accrued compensation	11,026	17,140
Other current liabilities	19,808	19,268
Total current liabilities	111,135	101,191
Long-term debt	33,628	73,855
Deferred income taxes	6,817	6,108
Other non-current liabilities	77,534	81,177
Total liabilities	229,114	262,331
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding
2011 – 12,823,294 shares; 2010 – 11,492,142 shares	12,823	11,492
Capital in excess of par value	87,249	38,275
Retained earnings	158,998	144,347
Accumulated other comprehensive loss	(5,507)	(13,736)
Total Quaker shareholders’ equity	253,563	180,378
Noncontrolling interest	8,142	6,721
Total equity	261,705	187,099
Total liabilities and equity	$490,819	$449,430

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited		Unaudited
	(Dollars in thousands,		(Dollars in thousands,
	except per		except per
	share and share amounts)		share and share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$167,792	$135,991	$327,657	$264,311
Cost of goods sold	114,026	87,460	221,157	168,440
Gross profit	53,766	48,531	106,500	95,871
Selling, general and administrative expenses	38,825	35,118	77,459	68,787
Operating income	14,941	13,413	29,041	27,084
Other income, net	791	1,123	1,330	1,886
Interest expense	(1,200)	(1,386)	(2,418)	(2,697)
Interest income	271	343	543	527
Income before taxes and equity in net income of associated companies	14,803	13,493	28,496	26,800
Taxes on income before equity in net income of associated companies	4,499	4,143	7,321	7,324
Income before equity in net income of associated companies	10,304	9,350	21,175	19,476
Equity in net income of associated companies	251	384	610	295
Net income	10,555	9,734	21,785	19,771
Less: Net income attributable to noncontrolling interest	714	581	1,344	1,199
Net income attributable to Quaker Chemical Corporation	$9,841	$9,153	$20,441	$18,572
Per share data:
Net income attributable to Quaker Chemical Corporation Common
Shareholders – basic	$0.80	$0.82	$1.72	$1.66
Net income attributable to Quaker Chemical Corporation Common
Shareholders – diluted	$0.79	$0.80	$1.69	$1.64
Dividends declared	$0.24	$0.235	$0.475	$0.465

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited
	(Dollars in thousands)
	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$21,785	$19,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,405	5,068
Amortization	973	462
Equity in undistributed earnings of associated companies, net of dividends	(32)	(233)
Deferred compensation and other, net	4,162	(357)
Stock-based compensation	1,854	1,663
Gain on disposal of property, plant and equipment	(78)	(22)
Insurance settlement realized	(864)	(772)
Pension and other postretirement benefits	(4,168)	(2,227)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(17,392)	(10,645)
Inventories	(13,986)	(7,181)
Prepaid expenses and other current assets	(4,029)	(1,641)
Accounts payable and accrued liabilities	6,537	6,409
Net cash provided by operating activities	167	10,295

Cash flows from investing activities
Investments in property, plant and equipment	(6,641)	(3,468)
Proceeds from disposition of assets	221	59
Payments related to acquisitions, net of cash acquired	(717)	—
Insurance settlement received and interest earned	42	5,070
Change in restricted cash, net	822	(1,940)
Net cash used in investing activities	(6,273)	(279)

Cash flows from financing activities
Net increase in short-term borrowings	—	1,263
Repayment of long-term debt	(40,402)	(2,614)
Dividends paid	(5,413)	(5,119)
Stock options exercised, other	146	1,663
Excess tax benefit related to stock option exercises	162	1,236
Proceeds from sale of common stock, net of related expenses	48,143	—
Net cash provided by (used in) financing activities	2,636	(3,571)
Effect of exchange rate changes on cash	1,245	(3,890)
Net (decrease) increase in cash and cash equivalents	(2,225)	2,555
Cash and cash equivalents at beginning of period	25,766	25,051
Cash and cash equivalents at end of period	$23,541	$27,606

Supplemental cash flow disclosures:
Non-cash activities:
Excess tax benefit related to stock option exercises	$—	$882
Restricted insurance receivable (See also Note 13 of Notes to Condensed Consolidated Financial Statements)	—	5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010.

Effective January 1, 2010, the Venezuelan economy was considered to be hyperinflationary under generally accepted accounting principles in the United States, since it has experienced a rate of general inflation in excess of 100% over the latest three-year period, based upon the blended Consumer Price Index and National Consumer Price Index.  Accordingly, all gains and losses resulting from the remeasurement of the Company’s Venezuelan 50% equity affiliate (Kelko Quaker Chemical, S.A.) are required to be recorded directly in the statement of operations.  On January 8, 2010, the Venezuelan government announced the devaluation of the Bolivar Fuerte.  As a result of the devaluation, the Company recorded a charge of approximately $0.03 per diluted share in the first quarter of 2010.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $24,276 and $27,995 for the six months ended June 30, 2011 and 2010, respectively.

Note 2 – Recently Issued Accounting Standards

The FASB updated its guidance in June 2011 regarding presentation of comprehensive income.  Comprehensive income will be required to be presented with the Consolidated Statement of Income or as a separate financial statement immediately following the Consolidated Statement of Income.  Presentation of comprehensive income will no longer be presented as part of the Statement of Shareholders’ Equity.  The guidance is effective for annual and interim fiscal periods beginning after December 15, 2011.   The Company is currently evaluating the effect of this guidance.

The FASB also updated its guidance in May 2011 regarding disclosures pertaining to assets and liabilities measured at fair value.  The guidance requires quantitative measures regarding unobservable inputs for Level 3 assets and liabilities.  Additionally, the guidance requires a sensitivity analysis regarding those inputs. The guidance is effective for annual and interim fiscal periods beginning after December 15, 2011.   The Company is currently evaluating the effect of this guidance.

Note 3 – Income Taxes and Uncertain Income Tax Positions

The Company's year-to-date 2011 effective tax rate of 25.7% was lower than the year-to-date 2010 effective tax rate of 27.3%.  Both year-to-date effective tax rates reflect the derecognition of uncertain tax positions due the expiration of applicable statutes of limitations for certain tax years of approximately $0.11 per diluted share.  The most significant other item affecting the comparison of year-to-date effective tax rates is a higher utilization of foreign tax credits in 2011 which were previously not benefited.

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

At December 31, 2010, the Company’s cumulative liability for gross unrecognized tax benefits was $10,464. As of June 30, 2011, the Company’s cumulative liability for gross unrecognized tax benefits was $11,282.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in its Consolidated Statement of Income. The Company had accrued $1,824 for cumulative interest and $857 for cumulative penalties at December 31, 2010. The Company has recognized $184 and $59 for interest and $145 and $424 for penalties on its Consolidated Statement of Income for the three and six months ended June 30, 2011, respectively, and, as of June 30, 2011, the Company had accrued $2,008 for cumulative interest and $1,336 for cumulative penalties.

During the three months ended March 31, 2011, the Company derecognized uncertain tax positions due to expiration of the applicable statutes of limitations for certain tax years. As a result, the Company recognized a $922 decrease in its cumulative liability for gross unrecognized tax benefits.   During the three months ended June 30, 2011, the Company derecognized several uncertain tax positions due to the liquidation of the Company’s subsidiary in Wuxi China for certain tax years of approximately $36.

The Company estimates that during the year ending December 31, 2011 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1,400 to $1,600 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ending December 31, 2011.

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

Note 4 – Fair Value Measurements

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

		Fair Value Measurements at June 30, 2011
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	June 30, 2011	Level 1	Level 2	Level 3
Company-owned life insurance	$1,557	$—	$1,557	$—
Company-owned life insurance - Deferred compensation assets	546	—	546	—
Other deferred compensation assets
Large capitalization registered investment companies	69	69	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	8	8	—	—
International developed and emerging markets registered investment
companies	39	39	—	—
Fixed income registered investment companies	8	8	—	—

Total	$2,231	$128	$2,103	$—

		Fair Value Measurements at June 30, 2011
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	June 30, 2011	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$341	$341	$—	$—
Mid capitalization registered investment companies	89	89	—	—
Small capitalization registered investment companies	74	74	—	—
International developed and emerging markets registered investment
companies	206	206	—	—
Fixed income registered investment companies	49	49	—	—
Fixed general account	173	—	173	—
Interest rate derivatives	759	—	759	—
Acquisition related contingent consideration	5,738	—	—	5,738

Total	$7,429	$759	$932	$5,738

		Fair Value Measurements at December 31, 2010
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	December 31, 2010	Level 1	Level 2	Level 3
Company-owned life insurance	$2,033	$—	$2,033	$—
Company-owned life insurance - Deferred compensation assets	593	—	593	—
Other deferred compensation assets
Large capitalization registered investment companies	69	69	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	8	8	—	—
International developed and emerging markets registered investment
companies	40	40	—	—
Fixed income registered investment companies	10	10	—	—

Total	$2,757	$131	$2,626	$—

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

Changes in the fair value of the Level 3 liability during the six months ended June 30, 2011 was as follows:

Contingent
Consideration
Balance at December 31, 2010	$5,350
Interest accretion	388
Balance at June 30, 2011	$5,738

Note 5 – Hedging Activities

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk.  The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices or credit risk.  Quaker uses interest rate swaps to mitigate the impact of changes in interest rates.  The swaps convert a portion of the Company’s variable interest rate debt to fixed interest rate debt and are designated as cash flow hedges and reported on the balance sheet at fair value.  The effective portions of the hedges are reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affects earnings.  The Company has no derivatives designated as fair value hedges and only has derivatives designated as hedging instruments under the FASB’s guidance.  The notional amount of the Company’s interest rate swaps was $15,000 as of June 30, 2011 and December 31, 2010.

Information about the Company’s interest rate derivatives is as follows (in thousands of dollars):

		Fair Value
		June 30,	December 31,
	Balance Sheet Location	2011	2010
Derivatives designated as cash flow hedges:
Interest rate swaps	Other non-current liabilities	759	1,026
		$759	$1,026

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Cash Flow Hedges
Interest Rate Swaps

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2011	2010	2011	2010
Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative
(Effective Portion)		$78	$191	$174	$296

Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into
Income (Effective Portion)	Interest Expense	$(165)	$(454)	$(328)	$(908)

Amount and Location of Gain (Loss) Recognized in Income on Derivative
(Ineffective Portion and Amount Excluded from Effectiveness Testing)	Other Income	$—	$—	$—	$—

Note 6 – Stock-Based Compensation

The Company recognized approximately $1,854 of share-based compensation expense for the six months ended June 30, 2011. The compensation expense was comprised of $228 related to stock options, $671 related to nonvested stock awards, $23 related to the Company’s Employee Stock Purchase Plan, $902 related to the Company’s non elective 401(k) matching contribution and a portion of its elective 401(k) matching contribution in stock, and $30 related to the Company’s Director Stock Ownership Plan.

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

Stock option activity under all plans is as follows:

			Weighted
			Average
		Weighted Average	Remaining
	Number of	Exercise Price per	Contractual
	Shares	Share	Term (years)
Balance at December 31, 2010	303,444	$14.19
Options granted	36,835	37.37
Options exercised	(10,163)	15.40
Options forfeited	(11,018)	13.67
Balance at June 30, 2011	319,098	$16.85	4.5
Exercisable at June 30, 2011	163,995	$14.48	3.6

As of June 30, 2011, the total intrinsic value of options outstanding was approximately $8,204, and the total intrinsic value of exercisable options was $4,605.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at June 30, 2011 is as follows:

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

				Weighted	Weighted	Number	Weighted
			Number	Average	Average	Exercisable	Average
Range of			Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices			at 6/30/2011	Life	Price	6/30/2011	Price
$3.74	-	$7.47	125,155	4.6	$6.93	74,595	$6.93
$7.48	-	$18.69	—	—	—	—	—
$18.70	-	$22.42	119,264	5.2	18.92	51,556	19.04
$22.43	-	$26.16	37,844	0.3	23.13	37,844	23.13
$26.17	-	$33.63	—	—	—	—	—
$33.64	-	$37.37	36,835	6.7	37.37	—	—
			319,098	4.5	16.85	163,995	14.48

As of June 30, 2011, unrecognized compensation expense related to options granted during 2009 was $71, for options granted during 2010 was $341 and for options granted in 2011 was $444.

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

Approximately $55 of expense was recorded on these options during the first six months of 2011. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Nonvested shares granted under the Company’s LTIP plans are shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2010	163,076	$14.89
Granted	42,850	$39.29
Vested	(39,412)	$21.86
Forfeited	(9,151)	$11.65
Nonvested awards, June 30, 2011	157,363	$19.97

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of June 30, 2011, unrecognized compensation expense related to these awards was $1,892 to be recognized over a weighted average remaining period of 1.92 years.

Nonvested shares granted under the Company’s GAIP plan are shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2010	63,250	$7.72
Granted	—	$—
Vested	—	$—
Forfeited	(500)	$7.72
Nonvested awards, June 30, 2011	62,750	$7.72

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

As of June 30, 2011, unrecognized compensation expense related to these awards was $121, to be recognized over a weighted average remaining period of 0.75 years.

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

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Company’s Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may elect to adjust the number of shares. As of June 30, 2011, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock may elect to receive payment of a percentage (up to 100%) of the annual retainer in shares of common stock. Currently, the annual retainer is $40.  The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1.

Note 7 – Earnings Per Share

The Company applies FASB’s guidance regarding the calculation of earnings per share using the two-class method.  The Company includes nonvested stock awards with rights to non-forfeitable dividends as part of its basic weighted average share calculation.

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$9,841	$9,153	$20,441	$18,572
Less: income allocated to participating securities	(182)	(196)	(384)	(399)
Net income available to common shareholders	$9,659	$8,957	$20,057	$18,173
Basic weighted average common shares outstanding	12,043,858	10,973,547	11,668,657	10,926,647
Basic earnings per common share	$0.80	$0.82	$1.72	$1.66

Diluted Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$9,841	$9,153	$20,441	$18,572
Less: income allocated to participating securities	(180)	(194)	(380)	(394)
Net income available to common shareholders	$9,661	$8,959	$20,061	$18,178
Basic weighted average common shares outstanding	12,043,858	10,973,547	11,668,657	10,926,647
Effect of dilutive securities, common shares outstanding	174,919	203,417	175,905	158,314
Diluted weighted average common shares outstanding	12,218,777	11,176,964	11,844,562	11,084,961
Diluted earnings per common share	$0.79	$0.80	$1.69	$1.64

The following number of stock options are not included in diluted earnings per share since the effect would have been anti-dilutive: 8,209 and 0 for the three months ended June 30, 2011 and 2010, and 10,208 and 7,300 for the six months ended June 30, 2011 and 2010, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 8 – Business Segments

The Company organizes its segments by type of product sold.  The Company’s reportable segments are as follows:

(1) Metalworking process chemicals – industrial process fluids for various heavy industrial and manufacturing applications.

(2) Coatings – temporary and permanent coatings for metal and concrete products and chemical milling maskants.

(3) Other chemical products – other various chemical products.

Segment data includes direct segment costs as well as general operating costs.

The table below presents information about the reported segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Metalworking Process Chemicals
Net sales	$156,772	$126,962	$307,505	$248,167
Operating income for reportable segments	26,149	25,117	53,084	50,636
Coatings
Net sales	10,487	8,510	18,969	15,274
Operating income for reportable segments	2,446	1,918	4,409	3,326
Other Chemical Products
Net sales	533	519	1,183	870
Operating income (loss) for reportable segments	4	23	39	(34)
Total
Net sales	167,792	135,991	327,657	264,311
Operating income for reportable segments	28,599	27,058	57,532	53,928
Non-operating expenses	(13,171)	(13,437)	(27,518)	(26,382)
Amortization	(487)	(208)	(973)	(462)
Interest expense	(1,200)	(1,386)	(2,418)	(2,697)
Interest income	271	343	543	527
Other income, net	791	1,123	1,330	1,886
Consolidated income before taxes and equity in net income of associated companies	$14,803	$13,493	$28,496	$26,800

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 9 – Equity, Noncontrolling Interest and Comprehensive Income

The following table presents the changes in equity, noncontrolling interest and comprehensive income for the three and six months ended June 30, 2011 and 2010:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling	Comprehensive
	Stock	Par Value	Earnings	Income (Loss)	Interest	Income	Total
Balance at March 31, 2011	$11,531	$39,132	$152,237	$(9,497)	$7,359		$200,762
Net income	—	—	9,841		714	$10,555
Currency translation adjustments	—	—	—	3,587	69	3,656
Defined benefit retirement plans	—	—	—	325	—	325
Current period changes in fair value of derivatives	—	—	—	78	—	78
Unrealized gain on available-for-sale securities	—	—	—	—	—	—
Comprehensive income						14,614	14,614
Comprehensive loss attributable to
noncontrolling interest						(783)
Comprehensive income attributable to
Quaker Chemical Corporation						$13,831
Dividends ($0.235 per share)	—	—	(3,080)	—	—		(3,080)
Stock offering, net of related expenses	1,265	46,878	—	—	—		48,143
Share issuance and equity-based compensation plans	27	1,155	—	—	—		1,182
Excess tax benefit from stock option exercises	—	84	—	—	—		84
Balance at June 30, 2011	$12,823	$87,249	$158,998	$(5,507)	$8,142		$261,705

Balance at March 31, 2010	$11,152	$30,277	$129,994	$(14,058)	$5,750		$163,115
Net income	—	—	9,153		581	$9,734
Currency translation adjustments	—	—	—	(6,458)	(268)	(6,726)
Defined benefit retirement plans	—	—	—	269	—	269
Current period changes in fair value of derivatives	—	—	—	191	—	191
Unrealized loss on available-for-sale securities	—	—	—	(14)	—	(14)
Comprehensive income						3,454	3,454
Comprehensive loss attributable to
noncontrolling interest						(313)
Comprehensive income attributable to
Quaker Chemical Corporation						$3,141
Dividends ($0.235 per share)	—	—	(2,650)	—	—		(2,650)
Share issuance and equity-based compensation plans	107	2,357	—	—	—		2,464
Excess tax benefit from stock option exercises	—	164	—	—	—		164
Balance at June 30, 2010	$11,259	$32,798	$136,497	$(20,070)	$6,063		$166,547

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling	Comprehensive
	Stock	Par Value	Earnings	Income (Loss)	Interest	Income	Total
Balance at December 31, 2010	$11,492	$38,275	$144,347	$(13,736)	$6,721		$187,099
Net income	—	—	20,441	—	1,344	$21,785
Currency translation adjustments	—	—	—	7,400	77	7,477
Defined benefit retirement plans	—	—	—	649	—	649
Current period changes in fair value of derivatives	—	—	—	174	—	174
Unrealized gain on available-for-sale securities	—	—	—	6	—	6
Comprehensive income						30,091	30,091
Comprehensive loss attributable to
noncontrolling interest						(1,421)
Comprehensive income attributable to
Quaker Chemical Corporation						$28,670
Dividends ($0.47 per share)	—	—	(5,790)	—	—		(5,790)
Stock offering, net of related expenses	1,265	46,878	—	—	—		48,143
Share issuance and equity-based compensation plans	66	1,934	—	—	—		2,000
Excess tax benefit from stock option exercises	—	162	—	—	—		162
Balance at June 30, 2011	$12,823	$87,249	$158,998	$(5,507)	$8,142		$261,705

Balance at December 31, 2009	$11,086	$27,527	$123,140	$(10,439)	$4,981		$156,295
Net income	—	—	18,572		1,199	$19,771
Currency translation adjustments	—	—	—	(10,456)	(117)	(10,573)
Defined benefit retirement plans	—	—	—	538	—	538
Current period changes in fair value of derivatives	—	—	—	296	—	296
Unrealized loss on available-for-sale securities	—	—	—	(9)	—	(9)
Comprehensive income						10,023	10,023
Comprehensive loss attributable to
noncontrolling interest						(1,082)
Comprehensive income attributable to
Quaker Chemical Corporation						$8,941
Dividends ($0.465 per share)	—	—	(5,215)	—	—		(5,215)
Share issuance and equity-based compensation plans	173	3,153	—	—	—		3,326
Excess tax benefit from stock option exercises	—	2,118	—	—	—		2,118
Balance at June 30, 2010	$11,259	$32,798	$136,497	$(20,070)	$6,063		$166,547

During the first half of 2011, the Company recorded $162 of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheet, related to stock option exercises. During the first half of 2010, the Company recorded $2,118 of these benefits.  Prior to the first quarter of 2010, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s full-year 2010 taxable income was sufficient to recognize these benefits.  As a result, the Company recognized $162 and $1,236 of these benefits as a cash inflow from financing activities in its Condensed Consolidated Statement of Cash Flows which represents the Company’s estimate of cash savings through June 30, 2011 and 2010, respectively.

The Company sold 1,265,000 shares of its common stock during the second quarter of 2011.  The Company received proceeds of $48,143, net of related offering expenses, commissions and underwriting fees.  The Company used the proceeds to repay a portion of its revolving credit line during the second quarter of 2011.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 10 – Business Acquisitions

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

In December 2010, the Company completed the acquisition of Summit Lubricants, Inc. for approximately $29,116, subject to certain post closing adjustments.  The Company paid an additional $717 in the second quarter of 2011 to complete post closing adjustments.  Summit Lubricants manufactures and distributes specialty greases and lubricants and is complementary to the Company’s existing business.  The Company allocated $17,100 to intangible assets, comprised of formulations, to be amortized over 15 years; customer lists, to be amortized over 20 years; a non-competition agreement, to be amortized over 5 years; and a trademark, which was assigned an indefinite life.  In addition, the Company recorded $3,804 of goodwill, all of which will be tax deductible, and was assigned to the metalworking process chemicals segment.  Liabilities assumed include an earnout to be paid to the former shareholders if certain earnings targets are met by the end of 2013.

The following table shows the allocation of the purchase price of the assets and liabilities acquired as of June 30, 2011.  The pro forma results of operations have not been provided because the effects were not material:

	D.A.	Summit
	Stuart	Lubricants	Total
Current assets	$1,176	$6,198	$7,374
Fixed assets	133	9,430	9,563
Intangibles	2,351	17,100	19,451
Goodwill	3,133	3,804	6,937
Total assets	6,793	36,532	43,325
Current liabilities	—	(1,349)	(1,349)
Earnout	—	(5,350)	(5,350)
Total liabilities assumed	—	(6,699)	(6,699)
Cash paid	$6,793	$29,833	$36,626

Subsequent to June 30, 2011, the Company acquired the remaining 60% ownership interest in its Mexican equity affiliate for approximately $10,500 in cash, with an additional $2,000 payable in the third quarter of 2012, subject to certain conditions.  The acquisition strengthens the Company’s position in the growing Mexican market.  In connection with the acquisition, the Company expects to record a one-time gain in the third quarter of 2011.

Note 11 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the six months ended June 30, 2011 are as follows.  The Company has recorded no impairment charges in the past:

	Metalworking
	Process
	Chemicals	Coatings	Total
Balance as of December 31, 2010	$44,677	$8,081	$52,758
Goodwill additions	717	—	717
Currency translation adjustments	1,807	—	1,807
Balance as of June 30, 2011	$47,201	$8,081	$55,282

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2011 and December 31, 2010 are as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2011	2010	2011	2010
Amortized intangible assets
Customer lists and rights to sell	$24,563	$24,379	$5,777	$4,974
Trademarks and patents	2,035	2,035	1,813	1,800
Formulations and product technology	5,278	5,278	2,899	2,708
Other	4,009	4,004	3,369	3,284
Total	$35,885	$35,696	$13,858	$12,766

The Company recorded $973 and $462 of amortization expense in the six months ended June 30, 2011 and 2010, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2011	$1,942
For the year ended December 31, 2012	$1,843
For the year ended December 31, 2013	$1,662
For the year ended December 31, 2014	$1,426
For the year ended December 31, 2015	$1,426
For the year ended December 31, 2016	$1,253

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar and its 2010 acquisition of Summit Lubricants.

Note 12 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three and six months ended June 30,  are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$593	$480	$5	$5	$1,164	$991	$10	$9
Interest cost and other	1,555	1,482	89	98	3,077	3,012	178	197
Expected return on plan assets	(1,449)	(1,344)	—	—	(2,873)	(2,728)	—	—
Other amortization, net	461	402	31	13	921	804	62	26
Net periodic benefit cost	$1,160	$1,020	$125	$116	$2,289	$2,079	$250	$232

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to make minimum cash contributions of $8,397 to its pension plans and $823 to its other postretirement benefit plan in 2011. As of June 30, 2011, $6,455 and $414 of contributions have been made, respectively.

Note 13 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000.  In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. As of June 30, 2011 the Company believes that the range of potential-known liabilities associated with ACP contamination including the water and soil remediation program is approximately $1,200 to $2,200, for which the Company has sufficient reserves.

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

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $438 and $374 were accrued at June 30, 2011 and December 31, 2010, respectively, to provide for such anticipated future environmental assessments and remediation costs.

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

Since its inception, the subsidiary had been consistent in its VAT collection and remittance practices and had never been contacted by any tax authority relative to VAT. Now the subsidiary has determined that for certain products, a portion of the VAT was incorrectly paid and that the total VAT due exceeds the amount originally collected and remitted by the subsidiary.  In 2010, three jurisdictions contacted the subsidiary.  In two jurisdictions, the subsidiary has either participated in an amnesty program or entered into a settlement whereby it paid a reduced portion of the amounts owed in resolution of those jurisdictions’ claims.  In April 2011, the subsidiary received a notice requesting payment of VAT from the third jurisdiction.  The subsidiary has modified its VAT invoicing and payment procedures to eliminate or mitigate future exposure.

In analyzing the subsidiary’s exposure, it is difficult to estimate both the probability and the amount of any potential liabilities due to a number of factors, including: the decrease in exposure over time due to applicable statutes of limitations and actions taken by the subsidiary, the joint liability of customers and suppliers for a portion of the VAT, the availability of a VAT refund for VAT incorrectly paid through an administrative process, any amounts which may have been or will be paid by customers, as well as the timing and structure of any tax amnesties or settlements.  In addition, interest and penalties on any VAT due can be a multiple of the base tax. The subsidiary may contest any tax assessment administratively and/or judicially for an extended period of time, but may ultimately resolve its disputes through participation in tax amnesty programs, which are a common practice for settling tax disputes in the jurisdictions in question and which have historically occurred on a regular basis, resulting in significant reductions of interest and penalties. Also, the timing of payments and refunds of VAT may not be contemporaneous, and, if additional VAT is owed, it may not be fully recoverable from customers. As a result, this matter has the potential to have a material adverse impact on the Company’s financial position, liquidity and capital resources and the results of operations.

In 2010, the Company recorded a net charge of $4,132, which consisted of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries.  At June 30, 2011 and December 31, 2010, the Company had $697 and $1,560, respectively, accrued for remaining payments to be made under tax dispute settlements entered into by the subsidiary. The change in the accrual from December 31, 2010 reflects year-to-date payments made in accordance with the Company’s tax dispute settlements.  In addition, the Company had $245 accrued at December 31, 2010 and $306 accrued at June 30, 2011, related to the other jurisdiction that has made inquiries.

The charges taken by the Company in 2010 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $26,000 with one jurisdiction representing approximately 84 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

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

The Company’s revenue growth in the second quarter of 2011 was primarily driven by acquisitions, selling price increases implemented across the globe to help offset higher raw material costs, as well as foreign exchange rate translation.  The increased pace of the escalation in raw material prices has exceeded pricing actions taken, resulting in a decreased gross margin.  The Company is implementing further price increases in an effort to restore margins to historically acceptable levels.  Selling, general and administrative expenses (“SG&A”) increased approximately $3.7 million primarily due to increased business activity, acquisition-related activity, foreign exchange rate translation, as well as investments in key growth initiatives.

During the second quarter of 2011 the Company completed an equity offering of approximately 1.3 million shares, raising approximately $48.1 million of net cash proceeds, which were used to repay a portion of its revolving credit line.  The second quarter 2011 earnings per diluted share of $0.79 reflects an approximate $0.04 dilutive effect as a result of this equity offering.  In July 2011, the Company purchased the remaining ownership interest in its Mexican equity affiliate.  Cash consideration of $10.5 million was paid for the 60% interest not previously owned by the Company, with an additional $2.0 million payable in July 2012, subject to certain conditions.  As part of the acquisition, the Company will record a one-time gain in the third quarter of 2011, representing a revaluation of its existing ownership interest in this affiliate.

In the second half of 2011, management sees some potential demand uncertainty in markets such as China, India, and Brazil as their governments try to manage inflation.  However, over the next several years, the Company still believes these markets will have strong growth especially for its key steel and automotive markets, and the Company is continuing to invest in additional resources in these areas. Despite the uncertainties in the raw material markets and global economies, managements’ overall view for 2011 is unchanged as the Company expects to build upon the profitability achieved in 2010. In addition, the Company’s recent stock offering has increased its financial flexibility to take advantage of growth opportunities, such as the recent acquisition of the remaining ownership interest in its Mexican affiliate. With the Company’s leadership positions in both the emerging and mature markets, combined with both organic and external growth opportunities, management remains confident in the Company’s prospects for 2011 and beyond.

CMS Discussion

The Company currently has more than 40 CMS contracts in North America, as well as additional CMS contracts in other areas of the world.  Under its traditional CMS approach, the Company effectively acts as an agent, and the revenues and costs from these sales are reported on a net sales or “pass-through” basis.  Under certain of its CMS contracts, the contracts are structured differently in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred.  Profit is dependent on how well the Company controls product costs and achieves product conversions from other third-party suppliers’ products to its own products.  As a result, under the alternative structure, the Company recognizes in reported revenue the gross revenue received from the CMS site customer, and in cost of goods sold the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions, which may result in a decrease in reported gross margin as a percentage of sales.

In 2009, the Company had a mix of contracts with both the traditional product pass-through structure and fixed price contracts covering all services and products.  As a result of the global economic downturn and its impact in the automotive sector, during 2009 and early 2010, the Company experienced a shift in customer requirements and business circumstances where almost all CMS contracts have reverted to the traditional product pass-through structure.  However, the Company’s offerings will continue to include both approaches to CMS.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $23.5 million at June 30, 2011 from $25.8 million at December 31, 2010.  The decrease of $2.3 million resulted from $0.2 million of cash provided by operating activities, $6.3 million of cash used in investing activities, $2.6 million of cash provided by financing activities and a $1.2 million increase from the effect of exchange rates on cash.

Net cash flows provided by operating activities were $0.2 million in the first half of 2011 compared to $10.3 million provided by operating activities in the first half of 2010.  The Company’s increase in net income was more than offset by increased business activity resulting in an increased investment in working capital as well as higher pension plan contributions compared to the first half of 2010.

Net cash flows used in investing activities were $6.3 million in the first half of 2011 compared to $0.3 million used in investing activities in the first quarter of 2010.  Increased investments in the Company’s Ohio, New York and China plants, as well as the Company’s global ERP system, were the primary drivers of the increased investments in property, plant and equipment.  In addition, the receipt of the final payment in the first quarter of 2010 from the Company’s insurance settlement (discussed below) and decreases in the Company’s construction fund related to the Company’s expansion of its Middletown, Ohio manufacturing facility in the prior year, also affected the investing cash flow comparisons.

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

Net cash flows provided by financing activities were $2.6 million in the first half of 2011 compared to $3.6 million used in financing activities in the first half of 2010.  The Company’s second quarter 2011 offering of approximately 1.3 million shares of its common stock resulted in net cash proceeds of approximately $48.1 million, which was used to repay a portion of the Company’s revolving credit line.  During the first half of 2011, the Company recorded $0.2 million of excess tax benefits in capital in excess of par on its Condensed Consolidated Balance Sheet, and as a cash flow from financing activities in its Condensed Consolidated Statement of Cash Flows, related to stock option exercises.  During the first half of 2010, the Company recorded approximately $2.1 million of these benefits on its Condensed Consolidated Balance Sheet and recognized $1.2 million as a cash inflow from financing activities in its Condensed Consolidated Statement of Cash Flows, related to stock option exercises which occurred over prior years.  Prior to 2010, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s 2010 taxable income was sufficient to recognize the benefits. Higher stock option exercise activity in the prior year also affected the financing cash flow comparisons.

 The Company’s primary credit line is a $175.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in 2014. At June 30, 2011 and December 31, 2010, the Company had approximately $15.0 million and $55.0 million outstanding, respectively.  The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.50 to 1, and at June 30, 2011, the consolidated leverage ratio was below 1.0 to 1.  The Company has entered into interest rate swaps with a combined notional value of $15.0 million as of June 30, 2011, in order to fix the interest rate on that amount of its variable rate debt. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

At June 30, 2011, the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, was $14.6 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $8.1 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

Operations

Comparison of the Second Quarter of 2011 with the Second Quarter of 2010

Net sales for the second quarter of 2011 were $167.8 million, an increase of 23% from the second quarter of 2010.  Product volumes were higher by approximately 5%, primarily due to acquisitions.  Selling prices and mix increased revenues by approximately 11%, as the Company continues to implement price increases across the globe to help offset higher raw material costs.  Foreign exchange rates also increased revenues by approximately 7%.

Gross profit increased by approximately $5.2 million, or 11%, from the second quarter of 2010, but gross margin decreased from 35.7% in the second quarter of 2010 to 32.0% in the second quarter of 2011.  The pace of raw material price increases continued

to rapidly escalate from the first quarter of 2011.  The Company continues to implement price increases to help restore margins.

SG&A increased approximately $3.7 million compared to the second quarter of 2010.  Higher selling costs on increased business activity, acquisition related activity and foreign exchange rate translation accounted for the majority of the increase.  In addition, higher inflationary and other costs were offset by lower incentive compensation. SG&A as a percentage of sales decreased to 23.1% in the second quarter of 2011 from 25.8% in the second quarter of 2010.

Other income decreased in the second quarter of 2011 primarily due to larger foreign exchange gains in the second quarter of 2010.  Net interest expense decreased primarily due to lower average borrowings as a result of the use of the net cash proceeds from the Company’s second quarter equity offering to repay a portion of the Company’s revolving credit line.

The second quarter effective tax rate was 30.4%, compared to 30.7% in the second quarter of 2010.  Many external and internal factors can impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses.  Please refer to the Comparison of the First Six Months of 2011 with the First Six Months of 2010, for further discussion.

Segment Reviews—Comparison of the Second Quarter of 2011 with the Second Quarter of 2010

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales in the second quarter of 2011.  Net sales were up $29.8 million, or 23%.  Foreign exchange translation positively impacted net sales by approximately 7%, primarily driven by the E.U. Euro and Brazilian Real to U.S. Dollar exchange rates.  The average U.S. Dollar to E.U. Euro exchange rate was 1.44 in the second quarter of 2011 compared to 1.27 in the second quarter of 2010.  The U.S. Dollar to Brazilian Real exchange rate was 0.63 in the second quarter of 2011 compared to 0.56 in the second quarter of 2010.  Net sales were positively impacted by increases of 15% in North America (excluding acquisitions), 10% in Europe and 14% in Asia/Pacific, slightly offset by a 1% decrease in South America, all on a constant currency basis.  The Company’s 2010 acquisition activity accounted for approximately 6% of the increased sales in this segment.  The remaining increase in this segment’s sales was primarily due to increased selling prices and changes in mix across the globe.   The Company continues to implement price increases to help offset higher raw material costs.  This segment’s operating income increased $1.0 million, with the sales price increases noted above and the Company’s 2010 acquisitions, which were partially offset by higher raw material costs and higher SG&A costs as the Company is investing in additional resources to support its growth initiatives.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in the second quarter of 2011, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants.  Net sales for this segment were higher by $2.0 million, or 23%, due to increased sales in chemical milling maskants sold to the aerospace industry.  This segment’s operating income increased by $0.5 million, consistent with the volume increases noted above.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales in the second quarter of 2011, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture.  Net sales were consistent with the prior year period and operating income was slightly lower than the second quarter of 2010.

Comparison of the First Six Months of 2011 with the First Six Months of 2010

Net sales for the first half of 2011 were $327.7 million, an increase of 24% from $264.3 million in the first half of 2010.  Product volumes were higher by approximately 11%, including the effects of acquisitions.  Selling prices and mix increased revenues by approximately 9%, as the Company continues to implement price increases to help offset higher raw material costs.  Foreign exchange rates also increased revenues by approximately 4%.

Gross profit increased by approximately $10.6 million, or 11%, from the first half of 2010, but gross margin decreased from 36.3% in the first half of 2010 to 32.5% in the first half of 2011, as raw material costs have continued to escalate.  The Company continues to implement price increases to help restore margins.

SG&A increased approximately $8.7 million compared to the first half of 2010.  Higher selling costs on increased business activity, acquisition related activity and foreign exchange rate translation accounted for approximately 64% of the increase.  Higher inflationary and other costs partially offset by lower incentive compensation accounted for the remainder of the increase.  SG&A as a percentage of sales decreased to 23.6% in the first half of 2011 from 26.0% in the first half of 2010.

Net interest expense decreased due to lower interest rates and lower average borrowings.  Other income decreased due to higher foreign exchange gains in the first half of 2010.  Equity in net income of associated companies increased compared to the first half of 2010 as the prior year reflected a charge of approximately $0.03 per diluted share related to the first quarter 2010 devaluation of the Venezuelan Bolivar Fuerte.

The Company’s first half 2011 tax rate of 25.7% was lower than the 2010 first half effective tax rate of 27.3% due to the higher utilization of previously unbenefited foreign tax credits.  Each period reflects the derecognition of uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.11 per diluted share.  The Company has experienced and expects to further experience volatility in its quarterly effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions.  At the end of 2010, the Company had net U.S. deferred tax assets totaling $14.8 million, excluding deferred tax assets related to additional minimum pension liabilities.  The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized.  The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements.  The Company continues to closely monitor the factors affecting its net deferred tax assets and the assessment of valuation allowances.

Segment Reviews—Comparison of the First Six Months of 2011 with the First Six Months of 2010

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 94% of the Company’s net sales in the first half of 2011.  Net sales increased $59.3 million, or 24%, compared to the first half of 2010.  Foreign currency translation positively impacted net sales by approximately 5%, primarily driven by the E.U. Euro and Brazilian Real to U.S. Dollar exchange rates.  The average U.S. Dollar to E.U. Euro exchange rate was 1.40 in the first half of 2011 compared to 1.33 in the first half of 2010, and the average U.S. Dollar to Brazilian Real exchange rate was 0.61 in the first half of 2011 compared to 0.56 in the first half of 2010.  Net sales were positively impacted by increases of 14% in North America (excluding acquisitions), 15% in Europe, 18% in Asia/Pacific and 5% in South America, all on a constant currency basis.  The Company’s 2010 acquisition activity accounted for 6% of the increased sales in this segment.  The remainder of the increase in this segment’s sales was due to both volume and selling price increases and mix changes.  The Company continues to implement price increases to help offset higher raw material costs.  This segment’s operating income increased $2.4 million, with the volume and sales price increases noted above and the Company’s 2010 acquisitions, which were partially offset by higher raw material costs and higher SG&A costs as the Company is investing in additional resources to support its growth initiatives.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in the first half of 2011, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants.  Net sales for this segment were higher by $3.7 million, or 24%, due to increased sales in both chemical milling maskants sold to the aerospace industry and certain coatings product lines.  This segment’s operating income increased by $1.1 million, consistent with the volume increases noted above.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales in the first half of 2011, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture.  Net sales increased approximately $0.3 million due to increased activity in the oil and gas market.  Operating income was slightly above break-even, compared to a slight loss in the first half of 2010.

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

Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, except as described below, no changes to our internal control over financial reporting occurred during the quarter ended June 30, 2011.

During the quarter ended June 30, 2011, the Company added an additional location to the Company’s global ERP system.  In connection with this implementation, the Company modified various procedures, including but not limited to, business processes such as user access security, data conversion, standardization and automation of system reporting and authorizations and reconciliations.  The Company monitored and continues to monitor these changes as they relate to the Company’s internal control over financial reporting.

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

			(c)	(d)
			Total Number of	Maximum
			Shares Purchased as	Number of Shares that
	(a)	(b)	Part of	May Yet
	Total Number	Average	Publicly Announced	Be Purchased Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased (1)	Per Share (2)	or Programs (3)	Programs (3)
April 1 - April 30	—	$—	—	252,600
May 1 - May 31	—	$—	—	252,600
June 1 - June 30	573	$40.91	—	252,600

Total	573	$40.91	—	252,600

(1)
All of the 573 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of taxes upon vesting of restricted stock.

(2)	The price per share represented the closing price of the Company’s common stock on the date of vesting, as specified by the plan pursuant to which the restricted stock was granted.
(3)
On February 15, 1995, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to 500,000 shares of Quaker common stock, and, on January 26, 2005, the Board authorized the repurchase of up to an additional 225,000 shares.  Under the 1995 action of the Board, 27,600 shares may yet be purchased.  Under the 2005 action of the Board, none of the shares authorized have been purchased and, accordingly, all of those shares may yet be purchased.  Neither of the share repurchase authorizations has an expiration date.

Item 6.	Exhibits

(a) Exhibits

10.1	–	Employment Agreement by and between Dieter Laininger and Quaker Chemical B.V., a subsidiary of the registrant, dated June 1, 2011, effective June 15, 2011. *
10.2	–	Change in Control Agreement by and between Registrant and Dieter Laininger dated May 31, 2011, effective June 15, 2011.*
31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	–	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350
32.2	–	Certification of Mark A. Featherstone Pursuant to 18 U.S. C. Section 1350
101.INS **	–	XBRL Instance Document
101.SCH **	–	XBRL Extension Schema Document
101.CAL **	–	XBRL Calculation Linkbase Document
101.DEF **	–	XBRL Definition Linkbase Document
101.LAB **	–	XBRL Label Linkbase Document
101.PRE **	–	XBRL Presentation Linkbase Document

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Mark A. Featherstone
Date: July 27, 2011	Mark A. Featherstone, officer duly authorized to sign this report, Vice President, Chief Financial Officer and Treasurer