Form 10-Q
period 2011-09-30
QUAKER CHEMICAL CORP
filed 2011-10-25
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on September 30, 2011	12,875,113

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.                                Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

	Unaudited
	(Dollars in thousands,
	except par value
	and share amounts)
	September 30, 2011	December 31, 2010*

ASSETS
Current assets
Cash and cash equivalents	$20,579	$25,766
Accounts receivable, net	147,414	116,266
Inventories
Raw materials and supplies	44,718	31,909
Work-in-process and finished goods	34,150	28,932
Prepaid expenses and other current assets	15,744	12,609
Total current assets	262,605	215,482
Property, plant and equipment, at cost	215,257	205,359
Less accumulated depreciation	(135,066)	(128,824)
Net property, plant and equipment	80,191	76,535
Goodwill	57,764	52,758
Other intangible assets, net	26,315	24,030
Investments in associated companies	7,937	9,218
Deferred income taxes	22,862	28,846
Other assets	42,159	42,561
Total assets	$499,833	$449,430

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$754	$890
Accounts and other payables	73,616	63,893
Accrued compensation	13,997	17,140
Other current liabilities	23,314	19,268
Total current liabilities	111,681	101,191
Long-term debt	43,397	73,855
Deferred income taxes	7,492	6,108
Other non-current liabilities	78,033	81,177
Total liabilities	240,603	262,331
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding
2011 – 12,875,113 shares; 2010 – 11,492,142 shares	12,875	11,492
Capital in excess of par value	88,492	38,275
Retained earnings	169,265	144,347
Accumulated other comprehensive loss	(19,097)	(13,736)
Total Quaker shareholders’ equity	251,535	180,378
Noncontrolling interest	7,695	6,721
Total equity	259,230	187,099
Total liabilities and equity	$499,833	$449,430

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited		Unaudited
	(Dollars in thousands,		(Dollars in thousands,
	except per		except per
	share and share amounts)		share and share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$182,313	$137,669	$509,970	$401,980
Cost of goods sold	122,827	88,641	343,984	257,081
Gross profit	59,486	49,028	165,986	144,899
Selling, general and administrative expenses	41,982	34,699	119,441	103,486
Non-income tax contingency charge	—	3,581	—	3,581
CEO transition costs	—	1,317	—	1,317
Operating income	17,504	9,431	46,545	36,515
Other income (expense), net	2,740	(320)	4,070	1,566
Interest expense	(1,166)	(1,345)	(3,584)	(4,042)
Interest income	262	313	805	840
Income before taxes and equity in net income of associated companies	19,340	8,079	47,836	34,879
Taxes on income before equity in net income of associated companies	5,640	1,661	12,961	8,985
Income before equity in net income of associated companies	13,700	6,418	34,875	25,894
Equity in net income of associated companies	105	439	715	734
Net income	13,805	6,857	35,590	26,628
Less: Net income attributable to noncontrolling interest	447	517	1,791	1,716
Net income attributable to Quaker Chemical Corporation	$13,358	$6,340	$33,799	$24,912
Per share data:
Net income attributable to Quaker Chemical Corporation Common
Shareholders – basic	$1.04	$0.56	$2.77	$2.22
Net income attributable to Quaker Chemical Corporation Common
Shareholders – diluted	$1.03	$0.55	$2.73	$2.19
Dividends declared	$0.24	$0.235	$0.715	$0.70

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited
	(Dollars in thousands)
	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$35,590	$26,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,527	7,448
Amortization	1,596	736
Equity in undistributed earnings of associated companies, net of dividends	(136)	(523)
Deferred compensation and other, net	6,987	1,559
Stock-based compensation	2,675	2,371
Non-cash gain from purchase of equity affiliate	(2,718)	—
Gain on disposal of property, plant and equipment	(61)	(24)
Insurance settlement realized	(1,242)	(1,225)
Pension and other postretirement benefits	(4,099)	(3,184)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(29,390)	(7,982)
Inventories	(16,334)	(8,645)
Prepaid expenses and other current assets	(3,061)	(2,656)
Accounts payable and accrued liabilities	6,196	5,007
Net cash provided by operating activities	4,530	19,510

Cash flows from investing activities
Investments in property, plant and equipment	(8,914)	(6,259)
Payments related to acquisitions, net of cash acquired	(10,981)	(6,862)
Proceeds from disposition of assets	221	147
Insurance settlement received and interest earned	61	5,099
Change in restricted cash, net	1,181	(1,516)
Net cash used in investing activities	(18,432)	(9,391)

Cash flows from financing activities
Net decrease in short-term borrowings	(185)	(1,394)
Proceeds from long-term debt	—	29
Repayment of long-term debt	(30,613)	(5,367)
Dividends paid	(8,492)	(7,768)
Stock options exercised, other	629	3,829
Excess tax benefit related to stock option exercises	153	2,294
Proceeds from sale of common stock, net of related expenses	48,143	—
Net cash provided by (used in) financing activities	9,635	(8,377)
Effect of exchange rate changes on cash	(920)	356
Net (decrease) increase in cash and cash equivalents	(5,187)	2,098
Cash and cash equivalents at beginning of period	25,766	25,051
Cash and cash equivalents at end of period	$20,579	$27,149

Supplemental cash flow disclosures:
Non-cash activities:
Restricted insurance receivable (See also Note 13 of Notes to Condensed Consolidated Financial Statements)	$—	$5,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010.

During the third quarter of 2011, the Company purchased the remaining ownership interest in its Mexican equity affiliate.  In connection with this purchase, the Company revalued its previously held ownership interest to its fair value, resulting in a one-time, non-cash gain of approximately $2,718 or approximately $0.22 per diluted share.

During the third quarter of 2010, the Company incurred a net charge of approximately $3,581, or approximately $0.21 per diluted share, related to a non-income tax contingency.  Refer to Note 13 for further information.

The Company recognized certain costs related to the retirement of the Company’s former CEO. Included in these costs was a final charge of $1,317, or approximately $0.08 per diluted share, recorded in the third quarter of 2010 related to the former CEO’s supplemental retirement plan.

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

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $37,787 and $42,560 for the nine months ended September 30, 2011 and 2010, respectively.

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

The FASB updated its guidance in May 2011 regarding disclosures pertaining to assets and liabilities measured at fair value.  The guidance requires quantitative measures regarding unobservable inputs for Level 3 assets and liabilities.  Additionally, the guidance requires a sensitivity analysis regarding those inputs. The guidance is effective for annual and interim fiscal periods beginning after December 15, 2011.   The Company is currently evaluating the effect of this guidance.

The FASB updated its guidance in September 2011 regarding goodwill impairment testing.  The updated guidance permits a Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If the Company determines that their reporting units’ fair value is more than likely above its carrying value, no further impairment testing would be required.  However, if the Company concludes otherwise, then the first step of the traditional two-step goodwill impairment test is required to be performed.  The guidance is effective for annual and interim fiscal periods beginning after December 15, 2011, with early adoption permitted if an entity’s financial statements have not been issued as of the date of the entity’s interim or annual impairment test.   The Company elected to test goodwill for impairment under the traditional two-step method during the current year but is currently evaluating the effect of this guidance for future applicability.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 3 – Income Taxes and Uncertain Income Tax Positions

The Company's year-to-date 2011 effective tax rate of 27.1% was higher than the year-to-date 2010 effective tax rate of 25.8%.  Both year-to-date effective tax rates  reflect the derecognition of uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.14 and $0.15 per diluted share for 2011 and 2010, respectively. The most significant other item affecting the comparison of year-to-date effective tax rates is a change in the mix of income among tax jurisdictions.

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

At December 31, 2010, the Company’s cumulative liability for gross unrecognized tax benefits was $10,464. As of September 30, 2011, the Company’s cumulative liability for gross unrecognized tax benefits was $10,548.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income in its Consolidated Statement of Income. The Company had accrued $1,824 for cumulative interest and $857 for cumulative penalties at December 31, 2010. The Company has recognized $63 and $122 for interest and $110 and $535 for penalties on its Consolidated Statement of Income for the three and nine months ended September 30, 2011, respectively, and, as of September 30, 2011, the Company had accrued $1,954 for cumulative interest and $1,378 for cumulative penalties.

During the three and nine months ended September 30, 2011, the Company derecognized uncertain tax positions due to expiration of the applicable statutes of limitations for certain tax years of approximately $424 and $1,382, respectively.

The Company estimates that during the year ending December 31, 2011 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1,600 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ending December 31, 2011.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the Netherlands from 2005, United Kingdom, Italy and Brazil, from 2006, Spain from 2007, the United States from 2008, China from 2009 and various domestic state tax jurisdictions from 1993.

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

The Company values its interest rate swaps, company-owned life insurance policies and various deferred compensation assets and liabilities, acquisition-related consideration and an obligation related to a non-competition agreement at fair value.  The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

		Fair Value Measurements at September 30, 2011
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	September 30, 2011	Level 1	Level 2	Level 3
Company-owned life insurance	$1,408	$—	$1,408	$—
Company-owned life insurance - Deferred compensation assets	471	—	471	—
Other deferred compensation assets
Large capitalization registered investment companies	57	57	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	6	6	—	—
International developed and emerging markets registered investment
companies	31	31	—	—
Fixed income registered investment companies	8	8	—	—

Total	$1,985	$106	$1,879	$—

		Fair Value Measurements at September 30, 2011
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	September 30, 2011	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$288	$288	$—	$—
Mid capitalization registered investment companies	74	74	—	—
Small capitalization registered investment companies	60	60	—	—
International developed and emerging markets registered investment
companies	162	162	—	—
Fixed income registered investment companies	50	50	—	—
Fixed general account	175	—	175	—
Interest rate derivatives	586	—	586	—
Acquisition-related consideration	7,748	—	—	7,748
Obligation related to a non-competition agreement	663	—	—	663

Total	$9,806	$634	$761	$8,411

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

		Fair Value Measurements at December 31, 2010
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	December 31, 2010	Level 1	Level 2	Level 3
Company-owned life insurance	$2,033	$—	$2,033	$—
Company-owned life insurance - Deferred compensation assets	593	—	593	—
Other deferred compensation assets
Large capitalization registered investment companies	69	69	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	8	8	—	—
International developed and emerging markets registered investment
companies	40	40	—	—
Fixed income registered investment companies	10	10	—	—

Total	$2,757	$131	$2,626	$—

		Fair Value Measurements at December 31, 2010
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	December 31, 2010	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$347	$347	$—	$—
Mid capitalization registered investment companies	88	88	—	—
Small capitalization registered investment companies	71	71	—	—
International developed and emerging markets registered investment
companies	213	213	—	—
Fixed income registered investment companies	52	52	—	—
Fixed general account	182	—	182	—
Interest rate derivatives	1,026	—	1,026	—
Acquisition-related consideration	5,350	—	—	5,350

Total	$7,329	$771	$1,208	$5,350

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms.  The fair values of other deferred compensation assets and liabilities are based on quoted prices in active markets, with the exception of the fixed general account, which is based on quotes for like instruments with similar credit ratings and terms.  The fair values of interest rate derivatives are based on quoted market prices from various banks for similar instruments.  The fair value of acquisition-related consideration is based on unobservable inputs and is classified as Level 3.  Significant inputs and assumptions are management’s estimate of the probability of the earnouts ultimately being met/paid and the discount rate used to present value the liabilities.  The fair value of the obligation related to a non-competition agreement is based on unobservable inputs and is classified as Level 3.  Significant inputs and assumptions are management’s estimate of the discount rate used to present value the liability.

Changes in the fair value of the Level 3 liabilities during the nine months ended September 30, 2011 was as follows:

			Non-competition
	Earnout	Hold-back	Agreement
	Summit	Tecniquimia	Obligation	Total
Balance at December 31, 2010	$5,350	$—	$—	$5,350
Purchases, sales, acquisitions and settlements, net	—	1,754	900	2,654
Interest accretion	582	62	13	657
Payments	—	—	(250)	(250)
Balance at September 30, 2011	$5,932	$1,816	$663	$8,411

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 5 – Hedging Activities

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk.  The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices or credit risk.  Quaker uses interest rate swaps to mitigate the impact of changes in interest rates.  The swaps convert a portion of the Company’s variable interest rate debt to fixed interest rate debt and are designated as cash flow hedges and reported on the balance sheet at fair value.  The effective portions of the hedges are reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affects earnings.  The Company has no derivatives designated as fair value hedges and only has derivatives designated as hedging instruments under the FASB’s guidance.  The notional amount of the Company’s interest rate swaps was $15,000 as of September 30, 2011 and December 31, 2010.

Information about the Company’s interest rate derivatives is as follows (in thousands of dollars):

		Fair Value
		September 30,	December 31,
	Balance Sheet Location	2011	2010
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current liabilities	$586	$—
Interest rate swaps	Other non-current liabilities	—	1,026
		$586	$1,026

Cash Flow Hedges
Interest Rate Swaps

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2011	2010	2011	2010
Amount of Gain Recognized in Accumulated OCI on Derivative
(Effective Portion)		$112	$191	$286	$487

Amount and Location of Loss Reclassified from Accumulated OCI into
Income (Effective Portion)	Interest Expense	$(168)	$(444)	$(496)	$(1,352)

Note 6 – Stock-Based Compensation

The Company recognized approximately $2,675 of share-based compensation expense for the nine months ended September 30, 2011. The compensation expense was comprised of $360 related to stock options, $1,031 related to nonvested stock awards, $33 related to the Company’s Employee Stock Purchase Plan, $1,206 related to the Company’s non elective 401(k) matching contribution and a portion of its elective 401(k) matching contribution in stock, and $45 related to the Company’s Director Stock Ownership Plan.

Based on historical experience, the Company has assumed a forfeiture rate of 13% on the nonvested stock. The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant.  Most options become exercisable between one and three years after the date of the grant for a period of time as determined by the Company but not to exceed seven years from the date of grant.  Common stock awards issued under the LTIP program are subject only to time vesting over a three to five-year period. In addition, as part of the Company’s Global Annual Incentive Plan (“GAIP”), nonvested shares may be issued to key employees, which generally vest over a two to five-year period.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Stock option activity under all plans is as follows:

			Weighted
			Average
		Weighted Average	Remaining
	Number of	Exercise Price per	Contractual
	Shares	Share	Term (years)
Balance at December 31, 2010	303,444	$14.19
Options granted	36,835	37.37
Options exercised	(36,748)	16.85
Options forfeited	(11,018)	13.67
Balance at September 30, 2011	292,513	$16.79	4.5
Exercisable at September 30, 2011	137,410	$13.91	3.7

As of September 30, 2011, the total intrinsic value of options outstanding was approximately $3,306, and the total intrinsic value of exercisable options was $1,766.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at September 30, 2011 is as follows:

				Weighted	Weighted	Number	Weighted
			Number	Average	Average	Exercisable	Average
Range of			Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices			at 9/30/2011	Life	Price	9/30/2011	Price
$3.74	-	$7.47	117,157	4.4	$6.93	66,597	$6.93
$7.48	-	$18.69	—	—	—	—	—
$18.70	-	$22.42	113,677	5.0	18.91	45,969	19.04
$22.43	-	$26.16	24,844	0.01	23.13	24,844	23.13
$26.17	-	$33.63	—	—	—	—	—
$33.64	-	$37.37	36,835	6.4	37.37	—	—
			292,513	4.5	16.79	137,410	13.91

As of September 30, 2011, unrecognized compensation expense related to options granted during 2009 was $44, for options granted during 2010 was $287 and for options granted in 2011 was $402.

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

Approximately $97 of expense was recorded on these options during the first nine months of 2011. The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Nonvested shares granted under the Company’s LTIP plans are shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2010	163,076	$14.89
Granted	58,350	$36.53
Vested	(42,412)	$22.25
Forfeited	(9,151)	$11.65
Nonvested awards, September 30, 2011	169,863	$20.66

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of September 30, 2011, unrecognized compensation expense related to these awards was $2,010 to be recognized over a weighted average remaining period of 2.00 years.

Nonvested shares granted under the Company’s GAIP plan are shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2010	63,250	$7.72
Granted	—	$—
Vested	—	$—
Forfeited	(500)	$7.72
Nonvested awards, September 30, 2011	62,750	$7.72

As of September 30, 2011, unrecognized compensation expense related to these awards was $81, to be recognized over a weighted average remaining period of 0.50 years.

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

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Company’s Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may elect which would adjust the number of shares. As of September 30, 2011, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock may elect to receive payment of a percentage (up to 100%) of the annual retainer in shares of common stock. Currently, the annual retainer is $40.  The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1.

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

The following table summarizes earnings per share (EPS) calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$13,358	$6,340	$33,799	$24,912
Less: income allocated to participating securities	(224)	(126)	(611)	(522)
Net income available to common shareholders	$13,134	$6,214	$33,188	$24,390
Basic weighted average common shares outstanding	12,621,459	11,088,830	11,989,748	10,981,302
Basic earnings per common share	$1.04	$0.56	$2.77	$2.22

Diluted Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$13,358	$6,340	$33,799	$24,912
Less: income allocated to participating securities	(222)	(125)	(604)	(516)
Net income available to common shareholders	$13,136	$6,215	$33,195	$24,396
Basic weighted average common shares outstanding	12,621,459	11,088,830	11,989,748	10,981,302
Effect of dilutive securities, employee stock options	148,919	209,624	166,787	181,620
Diluted weighted average common shares outstanding	12,770,378	11,298,454	12,156,535	11,162,922
Diluted earnings per common share	$1.03	$0.55	$2.73	$2.19

The following number of stock options are not included in diluted earnings per share since the effect would have been anti-dilutive: 15,740 and 0 for the three months ended September 30, 2011 and 2010, and 11,356 and 0 for the nine months ended September 30, 2011 and 2010, respectively.

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The table below presents information about the reported segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Metalworking Process Chemicals
Net sales	$171,222	$128,764	$478,727	$376,931
Operating income for reportable segments	30,443	25,290	83,527	75,926
Coatings
Net sales	10,378	8,424	29,347	23,698
Operating income for reportable segments	2,452	1,980	6,861	5,306
Other Chemical Products
Net sales	713	481	1,896	1,351
Operating income (loss) for reportable segments	32	(6)	71	(40)
Total
Net sales	182,313	137,669	509,970	401,980
Operating income for reportable segments	32,927	27,264	90,459	81,192
Non-operating expenses	(14,800)	(12,661)	(42,318)	(39,043)
Non-income tax related contingency charge	—	(3,581)	—	(3,581)
CEO transition costs	—	(1,317)	—	(1,317)
Amortization	(623)	(274)	(1,596)	(736)
Interest expense	(1,166)	(1,345)	(3,584)	(4,042)
Interest income	262	313	805	840
Other income (loss), net	2,740	(320)	4,070	1,566
Consolidated income before taxes and equity in net income of associated companies	$19,340	$8,079	$47,836	$34,879

Operating income is comprised of revenue less related costs and expenses. Non-operating items primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated affiliates.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 9 – Equity, Noncontrolling Interest and Comprehensive Income

The following table presents the changes in equity, noncontrolling interest and comprehensive income for the three and nine months ended September 30, 2011 and 2010:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling	Comprehensive
	Stock	Par Value	Earnings	Income (Loss)	Interest	Income	Total
Balance at June 30, 2011	$12,823	$87,249	$158,998	$(5,507)	$8,142		$261,705
Net income	—	—	13,358		447	$13,805
Currency translation adjustments	—	—	—	(13,042)	(894)	(13,936)
Defined benefit retirement plans	—	—	—	(637)	—	(637)
Current period changes in fair value of derivatives	—	—	—	112	—	112
Unrealized loss on available-for-sale securities	—	—	—	(23)	—	(23)
Comprehensive loss						(679)	(679)
Comprehensive income attributable to
noncontrolling interest						447
Comprehensive loss attributable to
Quaker Chemical Corporation						$(232)
Dividends ($0.24 per share)	—	—	(3,091)	—	—		(3,091)
Share issuance and equity-based compensation plans	52	1,252	—	—	—		1,304
Excess tax benefit from stock option exercises	—	(9)	—	—	—		(9)
Balance at September 30, 2011	$12,875	$88,492	$169,265	$(19,097)	$7,695		$259,230

Balance at June 30, 2010	$11,259	$32,798	$136,497	$(20,070)	$6,063		$166,547
Net income	—	—	6,340		517	$6,857
Currency translation adjustments	—	—	—	11,085	493	11,578
Defined benefit retirement plans	—	—	—	862	—	862
Current period changes in fair value of derivatives	—	—	—	191	—	191
Unrealized loss on available-for-sale securities	—	—	—	13	—	13
Comprehensive income						19,501	19,501
Comprehensive loss attributable to
noncontrolling interest						(1,010)
Comprehensive income attributable to
Quaker Chemical Corporation						$18,491
Dividends ($0.235 per share)	—	—	(2,676)	—	—		(2,676)
Share issuance and equity-based compensation plans	117	2,757	—	—	—		2,874
Excess tax benefit from stock option exercises	—	176	—	—	—		176
Balance at September 30, 2010	$11,376	$35,731	$140,161	$(7,919)	$7,073		$186,422

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling	Comprehensive
	Stock	Par Value	Earnings	Income (Loss)	Interest	Income	Total
Balance at December 31, 2010	$11,492	$38,275	$144,347	$(13,736)	$6,721		$187,099
Net income	—	—	33,799	—	1,791	$35,590
Currency translation adjustments	—	—	—	(5,642)	(817)	(6,459)
Defined benefit retirement plans	—	—	—	12	—	12
Current period changes in fair value of derivatives	—	—	—	286	—	286
Unrealized gain on available-for-sale securities	—	—	—	(17)	—	(17)
Comprehensive income						29,412	29,412
Comprehensive loss attributable to
noncontrolling interest						(974)
Comprehensive income attributable to
Quaker Chemical Corporation						$28,438
Dividends ($0.71 per share)	—	—	(8,881)	—	—		(8,881)
Stock offering, net of related expenses	1,265	46,878	—	—	—		48,143
Share issuance and equity-based compensation plans	118	3,186	—	—	—		3,304
Excess tax benefit from stock option exercises	—	153	—	—	—		153
Balance at September 30, 2011	$12,875	$88,492	$169,265	$(19,097)	$7,695		$259,230

Balance at December 31, 2009	$11,086	$27,527	$123,140	$(10,439)	$4,981		$156,295
Net income	—	—	24,912		1,716	$26,628
Currency translation adjustments	—	—	—	629	376	1,005
Defined benefit retirement plans	—	—	—	1,400	—	1,400
Current period changes in fair value of derivatives	—	—	—	487	—	487
Unrealized loss on available-for-sale securities	—	—	—	4	—	4
Comprehensive income						29,524	29,524
Comprehensive loss attributable to
noncontrolling interest						(2,092)
Comprehensive income attributable to
Quaker Chemical Corporation						$27,432
Dividends ($0.70 per share)	—	—	(7,891)	—	—		(7,891)
Share issuance and equity-based compensation plans	290	5,910	—	—	—		6,200
Excess tax benefit from stock option exercises	—	2,294	—	—	—		2,294
Balance at September 30, 2010	$11,376	$35,731	$140,161	$(7,919)	$7,073		$186,422

During the first nine months of 2011, the Company recorded $153 of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheet, related to stock option exercises. During the first nine months of 2010, the Company recorded $2,294 of these benefits.  Prior to the first quarter of 2010, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s full-year 2010 taxable income was sufficient to recognize these benefits.  As a result, the Company recognized these benefits as a cash inflow from financing activities in its Condensed Consolidated Statement of Cash Flows which represents the Company’s estimate of cash savings through September 30, 2011 and 2010, respectively.

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

In July 2011, the Company purchased the remaining 60% ownership interest in TecniQuimia Mexicana, S.A. de C.V., the Company’s Mexican equity affiliate for approximately $10,500.  As part of the acquisition, the Company recorded a one-time non-cash gain in other income of approximately $2,718 to revalue the previously held ownership interest in TecniQuimia to its fair value. The acquisition strengthens the Company’s position in the growing Mexican market.  The Company allocated $3,556 of intangible assets, comprised of trade names and trademarks, to be amortized over 5 years; and customer lists, to be amortized over 20 years.  In addition, the Company recorded $6,773 of goodwill, none of which will be tax deductible, and was assigned to the metalworking process chemicals segment.  Liabilities assumed include a hold-back of consideration to be paid to the former shareholders at one year from the purchase date, absent the occurrence of unforeseen obligations.

The following tables show the allocation of the purchase price of the assets and liabilities acquired as of September 30, 2011 and December 31, 2010.  The pro forma results of operations and certain other items related to the acquisitions have not been provided because the effects were not material:

Quaker
2011	Tecniquimia
Current assets	$8,946
Fixed assets	4,308
Intangibles	3,556
Goodwill	6,773
Other long-term assets	1,355
Total assets purchased	24,938
Current liabilities	(2,224)
Long-term liabilities	(6,869)
Present value of hold-back	(1,754)
Total liabilities assumed	(10,847)
Additional minimum pension liability	987
Total equity assumed	987
Fair value of previously held equity interest	(4,578)
Cash paid for acquisitions	$10,500

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

	D.A.	Summit
2010	Stuart	Lubricants		Total
Current assets	$1,176	$6,198		$7,374
Fixed assets	133	9,430		9,563
Intangibles	2,351	17,100		19,451
Goodwill	3,133	3,804	*	6,937
Total assets purchased	6,793	36,532		43,325
Current liabilities	—	(1,349)		(1,349)
Earnout	—	(5,350)		(5,350)
Total liabilities assumed	—	(6,699)		(6,699)
Cash paid for acquisitions	$6,793	$29,833	*	$36,626

* - Included in the 2010 acquisition of Summit is a $717 post closing adjustment paid in the second quarter of 2011.

Subsequent to September 30, 2011, the Company acquired G.W. Smith & Sons, Inc. for approximately $13,324 in cash subject to a post-closing working capital adjustment and a $1,000 hold-back of consideration.  G.W. Smith manufactures and distributes high quality die casting lubricants and metalworking fluids and is complementary to the Company’s existing business.

Note 11 – Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of third quarter of 2011 and no impairment charge was warranted.  The Company has recorded no impairment charges in the past.  The changes in carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

	Metalworking
	Process
	Chemicals	Coatings	Total
Balance as of December 31, 2010	$44,677	$8,081	$52,758
Goodwill additions	7,490	—	7,490
Currency translation adjustments	(2,484)	—	(2,484)
Balance as of September 30, 2011	$49,683	$8,081	$57,764

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2011 and December 31, 2010 are as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2011	2010	2011	2010
Amortized intangible assets
Customer lists and rights to sell	$26,027	$24,379	$6,007	$4,974
Trademarks and patents	3,341	2,035	1,885	1,800
Formulations and product technology	5,278	5,278	2,994	2,708
Other	4,909	4,004	3,454	3,284
Total	$39,555	$35,696	$14,340	$12,766

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company recorded $1,596 and $736 of amortization expense in the nine months ended September 30, 2011 and 2010, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2011	$2,234
For the year ended December 31, 2012	$2,425
For the year ended December 31, 2013	$2,244
For the year ended December 31, 2014	$2,007
For the year ended December 31, 2015	$2,007
For the year ended December 31, 2016	$1,578

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks recorded in connection with the Company’s 2002 acquisition of Epmar and its 2010 acquisition of Summit Lubricants.

Note 12 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three and nine months ended September 30,  2011 and 2010 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$606	$487	$4	$5	$1,770	$1,478	$14	$14
Interest cost and other	1,579	1,495	88	99	4,657	4,507	266	296
Expected return on plan assets	(1,440)	(1,354)	—	—	(4,313)	(4,082)	—	—
Settlement charge	—	1,317	—	—	—	1,317	—	—
Other amortization, net	529	402	33	12	1,450	1,206	95	38
Net periodic benefit cost	$1,274	$2,347	$125	$116	$3,564	$4,426	$375	$348

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to make minimum cash contributions of $8,397 to its pension plans and $823 to its other postretirement benefit plan in 2011. As of September 30, 2011, $7,371 and $606 of contributions have been made, respectively.

During the nine months ended September 30, 2010, the Company recorded a final settlement charge of $1,317 in connection with the retirement of the Company’s former CEO in the third quarter of 2008.

Note 13 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000.  In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. As of September 30, 2011 the Company believes that the range of potential-known liabilities associated with ACP contamination including the water and soil remediation program is approximately $1,100 to $2,100, for which the Company has sufficient reserves.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The low and high ends of the range are based on the length of operation of the two extraction wells as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction wells, groundwater monitoring and program management. The duration of the well operation was estimated based on historical trends in concentrations in the monitoring wells within the proximity of the applicable extraction wells. Also factored into the model was the impact of water injected into the underground aquifer from a planned recharge basin adjacent to ACP. Based on the modeling, it is estimated that P-2 will operate for another three to five years and P-3 will operate for one year to up to two years. Operation and maintenance costs were based on historical expenditures and estimated inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period. Also included in the reserve are anticipated expenditures to operate an on-site soil vapor extraction system.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $493 and $374 were accrued at September 30, 2011 and December 31, 2010, respectively, to provide for such anticipated future environmental assessments and remediation costs.

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Since its inception, the subsidiary had been consistent in its VAT collection and remittance practices and had never been contacted by any tax authority relative to VAT. Now the subsidiary has determined that for certain products, a portion of the VAT was incorrectly paid and that the total VAT due exceeds the amount originally collected and remitted by the subsidiary.  In 2010, three jurisdictions contacted the subsidiary and since then, the subsidiary has either participated in an amnesty program or entered into a settlement whereby it paid a reduced portion of the amounts owed in resolution of those jurisdictions’ claims.  The subsidiary has modified its VAT invoicing and payment procedures to eliminate or mitigate future exposure.

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

In 2010, the Company recorded a net charge of $4,132, which consisted of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries.  At September 30, 2011 and December 31, 2010, the Company had $302 and $1,805, respectively, accrued for remaining payments to be made under tax dispute settlements entered into by the subsidiary. The change in the accrual from December 31, 2010 reflects year-to-date payments made in accordance with the Company’s tax dispute settlements.

The charges taken by the Company in 2010 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $28,000 with one jurisdiction representing approximately 84 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

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

The Company’s 32% revenue growth in the third quarter of 2011 as compared to the third quarter of 2010 was due to a 16% increase in volumes, including acquisitions, an 11% increase in price and selling mix and a 5% increase in foreign exchange rate translation.  The Company has implemented price increases to help restore margins.  Sequentially, gross margin increased over the prior quarter.  Selling, general and administrative expenses (“SG&A”) increased primarily due to increased business activity, acquisition-related activity, foreign exchange rate translation, as well as investments in key growth initiatives.

During the third quarter of 2011, the Company purchased the remaining 60% ownership interest in its Mexican equity affiliate, resulting in a one-time, non-cash gain of approximately $2.7 million, or $0.22 per diluted share, related to the revaluation of the Company’s previously held ownership interest to its fair value.  During the second quarter of 2011, the Company completed an equity offering of approximately 1.3 million shares, raising approximately $48.1 million of net cash proceeds, which were used to repay a portion of its revolving credit line.  The third quarter 2011 earnings per diluted share of $1.03 reflects an approximate $0.09 dilutive effect as a result of this offering.  The third quarter 2010 earnings per diluted share of $0.55 includes a $0.21 per diluted share charge related to a non-income tax contingency and an $0.08 per diluted share final charge related to the Company’s former CEO’s supplemental retirement plan.

The net result was earnings per diluted share for the third quarter of 2011 of $1.03 compared to $0.55 in the third quarter of 2010.  These results were achieved despite a challenging global environment.  The Company experienced record product volumes even excluding its 2011 acquisitions. While demand in some countries has softened, the Company’s overall volumes have grown through increased market share.  The Company implemented additional price increases in the third quarter of 2011, as raw material costs remain at, or near, record levels.  As a result, the Company’s gross margin is beginning to see sequential quarterly improvement for the first time this year.  For the fourth quarter of 2011, the Company expects good volumes, although it typically experiences a seasonal impact around the holidays.  The Company sees an increase in the amount of uncertainty in global economies, especially in Europe, however the Company has thus far not been significantly impacted.  While the Company’s base business continues to expand, it has been supplemented with four strategic acquisitions in the past 16 months.  In addition, the Company’s balance sheet remains strong which provides the financial flexibility to take advantage of other growth opportunities as they arise.

CMS Discussion

The Company currently has numerous CMS contracts across the world.  Under its traditional CMS approach, the Company effectively acts as an agent, and the revenues and costs from these sales are reported on a net sales or “pass-through” basis.  Under certain of its CMS contracts, the contracts are structured differently in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred.  Profit is dependent on how well the Company controls product costs and achieves product conversions from other third-party suppliers’ products to its own products.  As a result, under the alternative structure, the Company recognizes in reported revenue the gross revenue received from the CMS site customer, and in cost of goods sold the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions, which may result in a decrease in reported gross margin as a percentage of sales.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $20.6 million at September 30, 2011 from $25.8 million at December 31, 2010.  The decrease of $5.2 million resulted from $4.5 million of cash provided by operating activities, $18.4 million of cash used in investing activities, $9.6 million of cash provided by financing activities and a $0.9 million decrease from the effect of exchange rates on cash.

Net cash flows provided by operating activities were $4.5 million in the first nine months of 2011 compared to $19.5 million provided by operating activities in the first nine months of 2010.  The Company’s increase in net income was more than offset by increased business activity resulting in an increased investment in working capital compared to the first nine months of 2010.

Net cash flows used in investing activities were $18.4 million in the first nine months of 2011 compared to $9.4 million used in investing activities in the first nine months of 2010.  Increased investments in the Company’s Ohio, New York and China plants, as well as the Company’s global ERP system, were the primary drivers of the increased investments in property, plant and equipment.  Payments related to acquisitions for the first nine months of 2011 include $10.3 million (net of cash acquired) paid related to the purchase of the remaining ownership interest in the Company’s Mexican equity affiliate and $0.7 million paid related to post closing adjustments for the Company’s Summit Lubricants, Inc. acquisition.  Cash paid for acquisitions in the first nine months of 2010 include $6.9 million paid for the acquisition of the assets of D.A. Stuarts’s U.S. aluminum hot rolling oil business.  In addition, the receipt of the final payment in the first quarter of 2010 from the Company’s insurance settlement (discussed below) and decreases in the Company’s construction fund related to the Company’s expansion of its Middletown, Ohio manufacturing facility in the prior year, also affected the investing cash flow comparisons.

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

Net cash flows provided by financing activities were $9.6 million in the first nine months of 2011 compared to $8.4 million used in financing activities in the first nine months of 2010.  The Company’s second quarter 2011 offering of approximately 1.3 million shares of its common stock resulted in net cash proceeds of approximately $48.1 million, which was used to repay a portion of the Company’s revolving credit line.  During the first nine months of 2011, the Company recorded $0.2 million of excess tax benefits related to stock options exercises in capital in excess of par on its Condensed Consolidated Balance Sheet, and as a cash flow from financing activities in its Condensed Consolidated Statement of Cash Flows.  During the first nine months of 2010, the Company recorded approximately $2.3 million of these benefits on its Condensed Consolidated Balance Sheet, and as a cash inflow from financing activities in its Condensed Consolidated Statement of Cash Flows, related to stock option exercises which occurred over prior years.  Prior to 2010, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s 2010 taxable income was sufficient to recognize the benefits. Higher stock option exercise activity in the prior year also affected the financing cash flow comparisons.

The Company’s primary credit line is a $175.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in 2014. At September 30, 2011 and December 31, 2010, the Company had approximately $25.0 million and $55.0 million outstanding, respectively.  The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.50 to 1, and at September 30, 2011, the consolidated leverage ratio was below 1.0 to 1.  The Company has entered into interest rate swaps with a combined notional value of $15.0 million as of September 30, 2011, in order to fix the interest rate on that amount of its variable rate debt. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

At September 30, 2011, the Company’s gross liability for uncertain tax positions, including accrued interest and penalties, was $13.9 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $8.1 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

Operations

Comparison of the Third Quarter of 2011 with the Third Quarter of 2010

Net sales for the third quarter of 2011 were $182.3 million, an increase of 32% from the third quarter of 2010.  Product volumes were higher by approximately 16%, including acquisitions.  Selling prices and mix increased revenues by approximately 11%, as the Company implemented price increases across the globe to help offset higher raw material costs.  Foreign exchange rates also increased revenues by approximately 5%.

Gross profit increased by $10.5 million, or 21%, from the third quarter of 2010, but gross margin decreased from 35.6% to 32.6%.  Overall raw material costs were significantly higher than the previous year, and the Company has implemented selling price increases to help restore margins.  On a sequential quarterly basis, the Company’s gross margin increased from the second quarter of 2011.

SG&A increased approximately $7.3 million compared to the third quarter of 2010.  Higher selling costs on increased business activity, acquisition-related activity and foreign exchange rate translation accounted for the majority of the increase.  In addition, higher inflationary and other costs were partially offset by lower incentive compensation.  SG&A as a percentage of sales decreased to 23.0% in the third quarter of 2011 from 25.2% in the third quarter of 2010, and was consistent with the second quarter of 2011.

Net interest expense decreased due to lower interest rates and lower average borrowings.  Other income includes a $2.7 million, or $0.22 per diluted share, non-cash gain representing the revaluation of the Company’s previously held ownership interest in its Mexican equity affiliate to its fair value related to the July 2011 purchase of this entity.  Equity in net income of associated companies decreased compared to the third quarter of 2010, as a result of the Company’s acquisition of the remaining ownership interest in its Mexican equity affiliate.

The Company’s effective tax rate was 29.2% in the third quarter of 2011, compared to 20.6% in the third quarter of 2010.  The third quarter 2011 and 2010 effective tax rates reflect a decrease in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.03 per diluted share and $0.04 per diluted share, respectively.  The third quarter 2011 effective tax rate also reflects a lower utilization of foreign tax credits which were previously not benefited, compared to the third quarter of 2010, as well as a change in the mix of income from lower tax rate jurisdictions to higher tax rate jurisdictions.

Segment Reviews—Comparison of the Third Quarter of 2011 with the Third Quarter of 2010

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 94% of the Company’s net sales in the third quarter of 2011.  Net sales were up $42.5 million, or 33%.  Foreign exchange translation positively impacted net sales by approximately 6%, primarily driven by the E.U. Euro and Brazilian Real to U.S. Dollar exchange rates.  The average U.S. Dollar to E.U. Euro exchange rate was 1.41 in the third quarter of 2011 compared to 1.29 in the third quarter of 2010.  The U.S. Dollar to Brazilian Real exchange rate was 0.61 in the third quarter of 2011 compared to 0.57 in the third quarter of 2010.  Net sales were positively impacted by increases of 20% in North America (excluding acquisitions), 21% in Europe and 24% in Asia/Pacific, slightly offset by a 1% decrease in South America, all on a constant currency basis.  The Company’s 2011 and 2010 acquisition activity accounted for approximately 10% of the increased net sales in this segment.  The remainder of the increase in this segment’s net sales was due to both volume and selling price increases and mix changes.  The Company implemented price increases to help offset higher raw material costs.  This segment’s operating income increased $5.2 million, reflecting the sales price increases noted above and the Company’s acquisitions, which were partially offset by higher raw material costs and higher SG&A costs as the Company is investing in additional resources to support its growth initiatives.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in the third quarter of 2011, consists of products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants.  Net sales for this segment were higher by $2.0 million, or 23%, primarily due to increased sales in chemical milling maskants sold to the aerospace industry.  This segment’s operating income increased by $0.5 million, consistent with the volume increases noted above.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales in the third quarter of 2011, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture.  Net sales were $0.2 million higher than the prior year period and operating income was slightly above break-even, compared to a slight loss in the third quarter of 2010.

Comparison of the First Nine Months of 2011 with the First Nine Months of 2010

Net sales for the first nine months of 2011 were $510.0 million, an increase of 27% from $402.0 million in the first nine months of 2010.  Product volumes were higher by approximately 12%, including the effects of acquisitions.  Selling prices and mix increased revenues by approximately 10%, as the Company implemented price increases across the globe to help offset higher raw material costs.  Foreign exchange rates also increased revenues by approximately 5%.

Gross profit increased by approximately $21.1 million, or 15%, from the first nine months of 2010, but gross margin decreased from 36.0% in the first nine months of 2010 to 32.5% in the first nine months of 2011, as raw material costs continued to escalate.

SG&A increased approximately $16.0 million compared to the first nine months of 2010.  Higher selling costs on increased business activity, acquisition-related activity and foreign exchange rate translation accounted for approximately 62% of the increase.  Higher inflationary and other costs, partially offset by lower incentive compensation, accounted for the remainder of the increase.  SG&A as a percentage of sales decreased to 23.4% in the first nine months of 2011 from 25.7% in the first nine months of 2010.

Net interest expense decreased due to lower interest rates and lower average borrowings.  Other income reflects the revaluation to fair value of the Company’s previously held interest in its Mexican equity affiliate to fits fair value, as discussed above.  Equity in net income of associated companies for 2010 includes a charge of approximately $0.03 per diluted share related to the first quarter 2010 devaluation of the Venezuelan Bolivar Fuerte, while the 2011 results reflect a reduction due to the purchase of the remaining ownership interest in the Company’s Mexican equity affiliate.

The Company’s year-to-date 2011 effective tax rate of 27.1% was higher than the year-to-date 2010 effective tax rate of 25.8%.  The year-to-date effective tax rates for 2011 and 2010 reflect a decrease in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.14 and $0.15 per diluted share, respectively.  The most significant other item affecting the comparison in the year-to-date effective tax rates is a change in the mix of income from lower tax rate jurisdictions to higher tax rate jurisdictions from 2010 to 2011, respectively.  The Company has experienced and expects to further experience volatility in its quarterly effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions.  At the end of 2010, the Company had net U.S. deferred tax assets totaling $14.8 million, excluding deferred tax assets related to additional minimum pension liabilities.  The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized.  The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements.  The Company continues to closely monitor the factors affecting its net deferred tax assets and the assessment of its valuation allowances.

Segment Reviews—Comparison of the First Nine Months of 2011 with the First Nine Months of 2010

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 94% of the Company’s net sales in the first nine months of 2011.  Net sales increased $101.8 million, or 27%, compared to the first nine months of 2010.  Foreign currency translation positively impacted net sales by approximately 5%, primarily driven by the E.U. Euro and Brazilian Real to U.S. Dollar exchange rates.  The average U.S. Dollar to E.U. Euro exchange rate was 1.41 in the first nine months of 2011 compared to 1.32 in the first nine months of 2010, and the average U.S. Dollar to Brazilian Real exchange rate was 0.61 in the first nine months of 2011 compared to 0.56 in the first nine months of 2010.  Net sales were positively impacted by increases of 16% in North America (excluding acquisitions), 17% in Europe, 20% in Asia/Pacific and 3% in South America, all on a constant currency basis.  The Company’s 2011 and 2010 acquisition activity accounted for 7% of the increased sales in this segment.  The remainder of the increase in this segment’s net sales was due to both volume increases and selling price and mix changes.  The Company implemented price increases to help offset higher raw material costs.  This segment’s operating income increased $7.6 million, reflecting the volume and sales price increases noted above and the Company’s  acquisitions, which were partially offset by higher raw material costs and higher SG&A as the Company is investing in additional resources to support its growth initiatives.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in the first nine months of 2011, consists of products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants.  Net sales for this segment were higher by $5.6 million, or 24%, primarily due to increased sales in chemical milling maskants sold to the aerospace industry.  This segment’s operating income increased by $1.6 million, consistent with the volume increases noted above.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales in the first nine months of 2011, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture.  Net sales increased approximately $0.5 million due to increased activity in the oil and gas market.  Operating income increased $0.1 million, consistent with the above noted sales increase.

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

Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended September 30, 2011.

PART II.
OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report, all of which were acquired from employees in payment of taxes upon the vesting of restricted stock, during the period.

			(c)	(d)
			Total Number of	Maximum
			Shares Purchased as	Number of Shares that
	(a)	(b)	Part of	May Yet
	Total Number	Average	Publicly Announced	Be Purchased Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased (1)	Per Share (2)	or Programs (3)	Programs (3)
July 1 - July 31	1,218	$43.48	—	252,600
August 1 - August 31	—	$—	—	252,600
September 1 - September 30	—	$—	—	252,600

Total	1,218	$43.48	—	252,600

(1)
All of the 1,218 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of taxes upon vesting of restricted stock.

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

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Mark A. Featherstone
Date: October 25, 2011	Mark A. Featherstone, officer duly authorized to sign this report, Vice President, Chief Financial Officer and Treasurer