Form 10-K
period 2011-12-31
QUAKER CHEMICAL CORP
filed 2012-03-07
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files)    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on June 30, 2011): $551,529,875

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: 12,920,348 shares of Common Stock, $1.00 Par Value, as of February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2012 are incorporated by reference into Part III.

PART I

As used in this Report, the terms “Quaker,” the “Company,” “we” and “our” refer to Quaker Chemical Corporation, its subsidiaries, and associated companies, unless the context otherwise requires.

Item 1.	Business.

General Description

Quaker develops, produces, and markets a broad range of formulated chemical specialty products for various heavy industrial and manufacturing applications and, in addition, offers and markets chemical management services (“CMS”). Quaker’s principal products and services include: (i) rolling lubricants (used by manufacturers of steel in the hot and cold rolling of steel and by manufacturers of aluminum in the hot rolling of aluminum); (ii) corrosion preventives (used by steel and metalworking customers to protect metal during manufacture, storage, and shipment); (iii) metal finishing compounds (used to prepare metal surfaces for special treatments such as galvanizing and tin plating and to prepare metal for further processing); (iv) machining and grinding compounds (used by metalworking customers in cutting, shaping, and grinding metal parts which require special treatment to enable them to tolerate the manufacturing process, achieve closer tolerance, and improve tool life); (v) forming compounds (used to facilitate the drawing and extrusion of metal products); (vi) hydraulic fluids (used by steel, metalworking, and other customers to operate hydraulically activated equipment); (vii) technology for the removal of hydrogen sulfide in various industrial applications; (viii) chemical milling maskants for the aerospace industry and temporary and permanent coatings for metal and concrete products; (ix) construction products, such as flexible sealants and protective coatings, for various applications; (x) specialty greases; (xi) die casting lubricants; and (xii) programs to provide chemical management services. Individual product lines representing more than 10% of consolidated revenues for any of the past three years are as follows:

	2011	2010	2009
Rolling Lubricants	22.0%	21.2%	20.8%
Machining and grinding compounds	18.8%	20.3%	18.1%
Hydraulic fluids	12.9%	13.7%	12.9%
Corrosion preventives	11.5%	11.5%	9.9%

A substantial portion of Quaker’s sales worldwide are made directly through its own employees and its CMS programs with the balance being handled through distributors and agents. Quaker employees visit the plants of customers regularly and, through training and experience, identify production needs which can be resolved or alleviated either by adapting Quaker’s existing products or by applying new formulations developed in Quaker’s laboratories. Quaker makes little use of advertising but relies heavily upon its reputation in the markets which it serves. Generally, separate manufacturing facilities of a single customer are served by different personnel. As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as principal, revenues are recognized on a gross reporting basis at the selling price negotiated with the customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $50.9 million, $56.5 million and $27.5 million for 2011, 2010 and 2009, respectively. The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, when collectability is reasonably assured, and when pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment-type arrangements, upon usage by the customer and when services are performed. License fees and royalties are included in other income when recognized in accordance with agreed-upon terms, when performance obligations are satisfied, when the amount is fixed or determinable, and when collectability is reasonably assured.

In July 2011, the Company acquired the remaining 60% ownership interest in Tecniquimia Mexicana, S.A. de C.V., its Mexican affiliate, for approximately $10.5 million.  The acquisition increases the Company’s presence in the growing Mexican market.  Also, in October 2011, the Company acquired G.W. Smith & Sons, Inc. for approximately $14.5 million.  G.W. Smith is a manufacturer and distributer of high quality die casting lubricants and metalworking fluids.  In 2010, the Company completed the acquisition of D.A. Stuart’s U.S. aluminum hot rolling oil business from Houghton International for approximately $6.8 million.  With this acquisition, Quaker became a leading player in the U.S. aluminum hot rolling market.  Also in 2010, the Company acquired Summit Lubricants Inc., a leading specialty grease manufacturer and distributor of specialty greases, for approximately $29.8 million.

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

Major Customers and Markets

In 2011, Quaker’s five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 20% of its consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 9% of consolidated net sales. A significant portion of Quaker’s revenues are realized from the sale of process fluids and services to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers. Furthermore, steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. Accordingly, the loss or closure of a steel mill or other major customer site can have a material adverse effect on Quaker’s business.

Raw Materials

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2011, three raw material groups (mineral oils and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil can be affected by the price of crude oil and refining capacity. In addition, animal fat and vegetable oil prices are impacted by increased biodiesel consumption. Accordingly, significant fluctuations in the price of crude oil can have a material effect upon the Company’s business. Many of the raw materials used by Quaker are “commodity” chemicals, and, therefore, Quaker’s earnings can be affected by market changes in raw material prices. Reference is made to the disclosure contained in Item 7A of this Report.

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

Research and Development—Laboratories

Quaker’s research and development laboratories are directed primarily toward applied research and development since the nature of Quaker’s business requires continual modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Quaker maintains quality control laboratory facilities in each of its manufacturing locations. In addition, Quaker maintains in Conshohocken, Pennsylvania, Santa Fe Springs, California, Batavia, New York, Uithoorn, The Netherlands, Rio De Janiero, Brazil and Qingpu, China laboratory facilities that are devoted primarily to applied research and development.

Research and development costs are expensed as incurred. Research and development expenses during 2011, 2010 and 2009 were $18.8 million, $15.7 million and $15.0 million, respectively.

Most of Quaker’s subsidiaries and associated companies also have laboratory facilities. Although not as complete as the Conshohocken, Santa Fe Springs, Batavia, Uithoorn, Rio De Janiero or Qingpu laboratories, these facilities are generally sufficient for the requirements of the customers being served. If problems are encountered which cannot be resolved by local laboratories, such problems may be referred to the laboratory staff in Conshohocken or Uithoorn.

Regulatory Matters

In order to facilitate compliance with applicable Federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent experts, as well as ongoing inspections and training by on-site personnel. Such inspections address operational matters, record keeping, reporting requirements and capital improvements. In 2011, capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $1.0 million compared to $0.7 million and $0.7 million in 2010 and 2009, respectively. In 2012, the Company expects to incur approximately $1.3 million for capital expenditures directed primarily to regulatory compliance.

Number of Employees

On December 31, 2011, Quaker’s consolidated companies had 1,643 full-time employees of whom 564 were employed by the parent company and its U.S. subsidiaries and 1,079 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns 50% or less) employed 81 people on December 31, 2011.

Product Classification

The Company organizes its segments by type of product sold.  The Company’s reportable segments are as follows:

•	Metalworking process chemicals—industrial process fluids for various heavy industrial and manufacturing applications.

•	Coatings—temporary and permanent coatings for metal and concrete products and chemical milling maskants.

•	Other chemical products—other various chemical products.

Incorporated by reference is the segment information contained in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Non-U.S. Activities

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. Dollar, the E.U. Euro, the Brazilian Real, and the Chinese Renminbi, and the impact of those currency fluctuations on the underlying economies. Incorporated by reference is (i) the foreign exchange risk information contained in Item 7A of this Report, (ii) the geographic information in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of this Report and (iii) information regarding risks attendant to foreign operations included in Item 1A of this Report.

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

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, oral or written forward-looking statements are also included in Quaker’s periodic reports on Forms 10-K, 10-Q and 8-K, press releases, and other materials released to, or statements made to, the public.

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2011, and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

The unanticipated departure of any key member of our management team could have an adverse effect on our business. Given the relative size of the Company and the breadth of its global operations, there are a limited number of qualified management personnel to assume the responsibilities of management level employees should there be management turnover. In addition, because of the specialized and technical nature of our business, our future performance is dependent on the continued service of, and our ability to attract and retain, qualified management, commercial and technical personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel.  In an effort to mitigate such risks, the Company utilizes retention bonuses, offers competitive pay and maintains continued succession planning, but there can be no assurance that these mitigating factors will be adequate to attract or retain qualified management personnel.

Inability to obtain sufficient price increases or contract concessions to offset increases in the costs of raw material could have a material adverse effect on the Company’s liquidity, financial position and results of operations. Price increases implemented could result in the loss of sales.

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2011, three raw material groups (mineral oils and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for as much as 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil can be affected by the price of crude oil and refining capacity.  In addition, many of the raw materials used by Quaker are “commodity” chemicals. Accordingly, Quaker’s earnings can be affected by market changes in raw material prices.

Over the past three years, Quaker has experienced significant volatility in its raw material costs, particularly crude oil derivatives. For example, the price of crude oil averaged $95 per barrel in 2011 versus $79 in 2010 and $61 in 2009 and is currently trading in the $100 per barrel range. In addition, refining capacity has also been constrained by various factors, which further contributed to volatile raw material costs and negatively impacted margins. Animal fat and vegetable oil prices have been impacted by increased biodiesel consumption. In response, the Company has aggressively pursued price increases to offset the increased raw material costs. Although the Company has been successful in recovering a substantial amount of the raw material cost increases while retaining customers, there can be no assurance that the Company can continue to recover raw material costs or retain customers in the future. As a result of the Company’s pricing actions, customers may become more likely to consider competitors’ products, some of which may be available at a lower cost. Significant loss of customers could result in a material adverse effect on the Company’s results of operations.

Availability of raw materials, including sourcing from some single suppliers and some suppliers in volatile economic environments, could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

The chemical specialty industry can experience some tightness of supply of certain raw materials. In addition, in some cases, we choose to source from a single supplier and/or suppliers in economies that have experienced recent instability. Any significant disruption in supply could affect our ability to obtain raw materials, which could have a material adverse effect on our liquidity, financial position and results of operations.

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

A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, including some of our larger customers, where a number of bankruptcies have occurred in the past and companies have experienced financial difficulties. As part of the bankruptcy process, the Company’s pre-petition receivables may not be realized, customer manufacturing sites may be closed or contracts voided. The bankruptcy of a major customer could have a material adverse effect on the Company’s liquidity, financial position, and results of operations. Steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. The loss or closure of a steel mill or other major site of a significant customer could have a material adverse effect on Quaker’s business.

During 2011, our five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) together accounted for approximately 20% of our consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 9% of consolidated net sales.

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

Quaker is exposed to market rate risk for changes in interest rates, due to the variable interest rate applied to the Company’s borrowings under its Credit Facility. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase, perhaps significantly, depending on the extent of Quaker’s borrowings under the Credit Facility. At December 31, 2011, the Company had $28.5 million outstanding under its credit facilities. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $15.0 million at December 31, 2011.

Failure to generate taxable income could have a material adverse effect on our financial position and results of operations.

At December 31, 2011, the Company had net U.S. deferred tax assets totaling $17.7 million, excluding deferred tax assets relating to additional minimum pension liabilities. In addition, at that date, the Company had $10.3 million in operating loss carryforwards primarily related to certain of its foreign operations. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination was made, which could have a material adverse effect on the Company’s financial statements. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances.

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

An inability to capitalize on prior or future acquisitions may adversely affect the Company’s liquidity, financial position and results of operations.

 Quaker has completed several acquisitions in the past and may continue to seek acquisitions to grow business.  Success of the acquisitions depends on the Company’s ability to:

•	successfully execute the integration or consolidation of the acquired operations into existing businesses,
•	develop or modify the financial reporting and information systems of the acquired entity to ensure overall financial integrity and adequacy of internal control procedures,
•	identify and take advantage of cost reduction opportunities, and
•	further penetrate existing markets with the product capabilities acquired.

The Company may fail to derive significant benefits from such transactions, which could have a material adverse affect on liquidity, financial position and results of operations.  Also, if the Company fails to achieve sufficient financial performance from an acquisition, certain long-lived assets, such as property, plant and equipment and goodwill and other intangible assets, could become impaired and result in the recognition of an impairment loss.

The scope of our international operations subjects the Company to risks, including risks from changes in trade regulations, currency fluctuations, and political and economic instability.

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. Dollar, the E.U. Euro, the Brazilian Real, and the Chinese Renminbi, and the impact of those currency fluctuations on the underlying economies. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 62% to 65% of our annual consolidated net sales. All of these operations use the local currency as their functional currency. The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and attendant net assets. Therefore, as exchange rates vary, Quaker’s results can be materially affected. Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

The Company often sources inventory among its worldwide operations. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location, as well as from the revaluation of intercompany balances. The Company mitigates this risk through local sourcing efforts.

Additional risks associated with the Company’s international operations include, but are not limited to, the following:

•	changes in economic conditions from country to country, similar to the recent instability in certain European economies,

•	changes in a country’s political condition, such as the current political unrest in the Middle East,

•	trade protection measures,

•	longer payment cycles,

•	licensing and other legal requirements,

•	restrictions on the repatriation of our assets, including cash,

•	the difficulties of staffing and managing dispersed international operations,

•	less protective foreign intellectual property laws,

•	legal systems that may be less developed and predictable than those in the United States, and

•	local tax issues.

The breadth of Quaker’s international operations subjects the Company to various local non-income taxes, including value-added-taxes (“VAT”).  With VAT, the Company essentially operates as an agent for various jurisdictions by collecting VAT from customers and remitting those amounts to the taxing authorities on the goods it sells.  The laws and regulations regarding VAT can be complex and vary widely among countries as well as among individual states within a given country for the same products, making full compliance difficult.  As VAT is often charged as a percentage of the selling price of the goods sold, the amounts involved can be material.  Should there be non-compliance by the Company, it may need to remit funds to the tax authorities prior to collecting the appropriate amounts from customers or jurisdictions which may have been incorrectly paid.  In addition, the Company may choose for commercial reasons not to seek repayment from certain customers. This could have a material adverse affect on the Company’s liquidity, financial position and results of operations.    See Note 22 of Notes to Consolidated Financial Statements, included in Item 8 of this Report, which is incorporated herein by this reference, for further discussion.

Terrorist attacks, other acts of violence or war, natural disasters or other uncommon global events may affect the markets in which we operate and our profitability.

Terrorist attacks, natural disasters or other uncommon global events may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the U.S. or other locations where we do business. Also, other uncommon global events, such as earthquakes, fires and tsunami, cannot be predicted.  Terrorist attacks, other acts of violence or armed conflicts, and natural disasters may directly impact our physical facilities or those of our suppliers or customers. Additional terrorist attacks or natural disasters may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for all of our facilities. Furthermore, any of these events may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products. The consequences of terrorist attacks, other acts of violence or armed conflicts, natural disasters or other uncommon global events can be unpredictable, and we may not be able to foresee events, such as these, that could have an adverse effect on our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Quaker’s corporate headquarters and a laboratory facility are located in Conshohocken, Pennsylvania. Quaker’s other principal facilities are located in Detroit, Michigan; Middletown, Ohio; Santa Fe Springs, California; Batavia, New York; Dayton, Ohio; Monterrey, N.L., Mexico; Uithoorn, The Netherlands; Santa Perpetua de Mogoda, Spain; Rio de Janeiro, Brazil; Tradate, Italy; and Qingpu, China. All of the properties except that in Santa Fe Springs, California are used by the metalworking process chemicals segment. The Santa Fe Springs, California property is used by the coatings segment. With the exception of the Conshohocken and the Santa Fe Springs sites, which are leased, all of these principal facilities are owned by Quaker and, as of December 31, 2011, were mortgage free. Quaker also leases sales, laboratory, manufacturing, and warehouse facilities in other locations.

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

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters, including environmental matters. For information concerning pending asbestos-related litigation against an inactive subsidiary, amounts accrued associated with certain environmental non-capital remediation costs and the Company’s value-added-tax dispute settlements, reference is made to Note 22 of Notes to Consolidated Financial Statements, included in Item 8 of this Report, which is incorporated herein by this reference. The Company is a party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

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

Michael F. Barry, 53 Chairman of the Board, Chief Executive Officer and President and Director
Mr. Barry, who has been employed by the Company since 1998, has served as Chairman of the Board since May 13, 2009, in addition to his position as Chief Executive Officer and President held since October 2008.  He served as Senior Vice President and Managing Director – North America from January 2006 to October 2008. He served as Senior Vice President and Global Industry Leader – Metalworking and Coatings from July 2005 through December 2005. He served as Vice President and Global Industry Leader – Industrial Metalworking and Coatings from January 2004 through June 2005 and Vice President and Chief Financial Officer from 1998 to August 2004.

Mark A. Featherstone, 50 Vice President, Chief Financial Officer and Treasurer
Mr. Featherstone, who has been employed by the Company since 2001, has served as Chief Financial Officer and Treasurer since April 2007 and has served as Vice President since March 2005. He served as Global Controller from May 2001 to April 2007.

D. Jeffry Benoliel, 53 Vice President – Global Metalworking and Fluid Power, General Counsel and Corporate Secretary
Mr. Benoliel, who has been employed by the Company since 1995, has served as Vice-President – Global Metalworking and Fluid Power, General Counsel and Corporate Secretary since June 15, 2011.  He served as Vice President-Global Strategy, General Counsel and Corporate Secretary from October 2008 through June 14, 2011.  He served as Vice President, Secretary and General Counsel from 2001 through September 2008.

Joseph A. Berquist, 40 Vice President and Managing Director – North America
Mr. Berquist, who has been employed by the Company since 1997, has served as Vice President and Managing Director – North America since April 2010.  He served as Senior Director, North America Commercial from October 2008 through March 2010, as Industry Business Director - Metalworking/Fluid Power from July 2006 through September 2008 and as Industry Business Manager – Metalworking/Fluid Power from January 2006 until July 2006.

Carlos Claro, 50 Vice President and Managing Director – South America
Mr. Claro joined the Company on February 1, 2011 as Vice President and was named Managing Director on April 1, 2011.  Prior to joining the Company, Mr. Claro was Americas Business Director at Cytec Industries, a specialty chemicals and materials technology company, responsible for the Powder Coating Resins business from April 2008 through January 2011.  He served as Latin America Resins Commercial Director and Country Manager – Brazil at Cytec Industries from June 2005 until April 2008.

Ronald S. Ettinger, 59 Vice President – Human Resources
Mr. Ettinger, who has been employed by the Company since 2002, was appointed Vice President-Human Resources on December 1, 2011.  He served as Director-Global Human Resources from August 2005 to November 30, 2011 and as Director of Learning and Organization Development from June 2002 through August 2005.

Name, Age, and Present Position with the Company	Business Experience During Past Five Years and Period Served as an Officer

George H. Hill, 37 Global Controller	Mr. Hill, who has been employed by the Company since 2002, has served in his current position since April 2007. He served as Assistant Global Controller from May 2004 until April 2007.

Dieter Laininger, 49 Vice President – Global Primary Metals
Mr. Laininger, who has been employed by the Company since 1991, was elected Vice President-Global Primary Metals, effective June 15, 2011.  He served as Industry Business Manager for Steel and Metalworking – EMEA from March 2001 through July 2011.

Joseph F. Matrange, 70 Vice President – Global Coatings
Mr. Matrange, who has been employed by the Company since 2001, has served as Vice President – Global Coatings since October 2008.  He has also served as President of AC Products, Inc., a California subsidiary, since October 2000, and Epmar Corporation, a California subsidiary, since April 2002.

Jan F. Nieman, 51 Vice President and Managing Director – Asia/Pacific	Mr. Nieman, who has been employed by the Company since 1992, has served as Vice President since February 2005, and has served in the position of Managing Director, Asia/Pacific since August 2003.

Wilbert Platzer, 50 Vice President and Managing Director – Europe
Mr. Platzer, who has been employed by the Company since 1995, has served in his current position since January 2006. He served as Vice President – Global Industrial Metalworking from July 2005 through December 2005 and served as Vice President—Worldwide Operations from January 2001 through June 2005.

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

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol KWR. The following table sets forth, for the calendar quarters during the past two most recent fiscal years, the range of high and low sales prices for the common stock as reported on the NYSE composite tape (amounts rounded to the nearest penny), and the quarterly dividends declared and paid:

	Price Range				Dividends		Dividends
	2011		2010		Declared		Paid
	High	Low	High	Low	2011	2010	2011	2010
First quarter	$44.39	$35.00	$27.71	$16.14	$0.235	$0.23	$0.235	$0.23
Second quarter	46.02	38.57	36.49	22.55	0.24	0.235	0.235	0.23
Third quarter	44.98	25.31	38.16	24.64	0.24	0.235	0.24	0.235
Fourth quarter	40.87	24.11	45.80	32.30	0.24	0.235	0.24	0.235

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

As of January 17, 2012, there were 999 shareholders of record of the Company’s common stock, its only outstanding class of equity securities.

Every holder of Quaker common stock is entitled to one vote or ten votes for each share held of record on any record date depending on how long each share has been held. As of January 17, 2012, 12,934,642 shares of Quaker common stock were issued and outstanding. Based on the information available to the Company on January 17, 2012, as of that date the holders of 873,632 shares of Quaker common stock would have been entitled to cast ten votes for each share, or approximately 42% of the total votes that would have been entitled to be cast as of that record date and the holders of 12,061,010 shares of Quaker common stock would have been entitled to cast one vote for each share, or approximately 58% of the total votes that would have been entitled to be cast as of that date. The number of shares that are indicated as entitled to one vote includes those shares presumed to be entitled to only one vote. Because the holders of these shares may rebut this presumption, the total number of votes entitled to be cast as of January 17, 2012 could be more than 20,797,330.

Reference is made to the information in Item 12 of this Report under the caption “Equity Compensation Plans,” which is incorporated herein by this reference.

 The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the fourth quarter of the fiscal year covered by this Report, all of which were acquired from employees in payment of the exercise price of employee stock options exercised during the period:

Issuer Purchases of Equity Securities
			(c)	(d)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share (2)	or Programs (3)	or Programs (3)
October 1 - October 31	13,749	$24.45	—	252,600
November 1 - November 30	—	—	—	252,600
December 1 - December 31	—	—	—	252,600
Total	13,749	$24.45	—	252,600

(1)
All of the 13,749 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options.

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

The following graph compares the cumulative total return (assuming reinvestment of dividends) from December 31, 2006 to December 31, 2011 for (i) Quaker’s common stock, (ii) the S&P SmallCap 600 Stock Index (the “SmallCap Index”) and (iii) the S&P Chemicals (Specialty) Index-SmallCap (the “Chemicals Index”). The graph assumes the investment of $100 on December 31, 2006 in each of Quaker’s common stock, the stocks comprising the SmallCap Index, and the stocks comprising the Chemicals Index.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Quaker	$100.00	$103.48	$80.46	$107.54	$224.49	$214.62
SmallCap Index	100.00	99.70	68.72	86.29	109.00	110.10
Chemicals Index	100.00	102.80	64.57	101.14	125.03	116.88

Item 6.	Selected Financial Data.

The following table sets forth selected financial information for the Company and its consolidated subsidiaries:

	Year Ended December 31,
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)
Summary of Operations:
Net sales	$683,231	$544,063	$451,490	$581,641	$545,597
Income before taxes and equity in net income of associated companies	59,377	46,213	23,692	16,629	22,735
Net income attribuatable to Quaker Chemical Corporation	43,569	31,807	16,220	11,132	15,471
Per share:
Net income attributable to Quaker Chemical Corporation
Common Shareholders - basic	$3.52	$2.82	$1.48	$1.06	$1.53
Net income attributable to Quaker Chemical Corporation
Common Shareholders - diluted	$3.47	$2.77	$1.47	$1.05	$1.52
Dividends declared	0.955	0.935	0.92	0.92	0.86
Dividends paid	0.95	0.93	0.92	0.905	0.86
Financial Position
Working capital	$152,900	$114,291	$98,994	$116,962	$107,150
Total assets	505,521	449,430	395,292	385,439	399,049
Long-term debt	46,701	73,855	63,685	84,236	78,487
Total equity	255,726	187,099	156,295	129,875	134,906

Following amounts in thousands

(1)
The results of operations for 2011 includes a non-cash gain of $2,718 related to the revaluation of the Company’s previously held ownership interest in Tecniquimia Mexicana S.A de C.V. to its fair value; a pre-tax gain of $595 related to a fair value adjustment to a contingent consideration liability; and a $1,972 tax benefit from the derecognition of various uncertain tax positions due to the expiration of applicable statutes of limitations.

(2)
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

(4)
The results of operations for 2008 include a pre-tax charge for restructuring and related activities of $2,916; a pre-tax charge of $3,505 for the incremental charges related to the retirement of the Company’s Chief Executive Officer; offset by a net arbitration award of $956 related to litigation with one of the former owners of the Company’s Italian subsidiary; a tax refund of $460 relating to the Company’s increased investment in China; and a $1,508 tax benefit from the derecognition of various uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years.

(5)
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

Executive Summary

Quaker Chemical Corporation is a leading global provider of process chemicals, chemical specialties, services and technical expertise to a wide range of industries – including steel, aluminum, automotive, mining, aerospace, tube and pipe, coatings and construction materials.  Our products, technical solutions and chemical management services (“CMS”) enhance our customers’ processes, improve their product quality and lower their costs.

The Company’s 26% revenue growth during 2011 as compared to 2010 was due to a 13% increase in volumes, including acquisitions, and a 10% increase in price and selling mix, with the remaining increase attributable to foreign exchange rate translation.   While gross profit increased $29.9 million, or 15% compared to 2010, the Company experienced significantly higher raw material costs during 2011, which drove a decrease in our gross margin from 35.4% in 2010 to 32.6% in 2011.   The Company implemented price increases throughout 2011 to help restore margins, but experienced a lag effect between the rise in raw material costs and their recovery through price increases.  Selling, general and administrative expenses (“SG&A”) increased 18% during 2011 primarily due to higher selling, inflationary and other costs on increased business activity, acquisition-related activity, foreign exchange rate translation, as well as investments in key growth initiatives, while overall incentive compensation costs were lower.  SG&A as a percentage of sales decreased from 26% in 2010 to 24% in 2011.

In October 2011, the Company acquired G.W. Smith & Sons, Inc., a leading manufacturer and distributor of high quality die casting lubricants and distributor of metalworking fluids, for approximately $14.5 million.  In July 2011, the Company also completed its purchase of the remaining 60% ownership interest in its Mexican equity affiliate, Tecniquimia Mexicana, S.A. de C.V., for approximately $10.5 million.   With the acquisitions, the Company becomes a leading player in die casting distribution and, also, strengthens its presence in the growing Mexican market.

During 2011, the Company’s results reflect some unusual items.  The purchase of the remaining ownership interest in the Company’s Mexican affiliate resulted in a one-time, non-cash gain of approximately $2.7 million, or approximately $0.22 per diluted share, related to the revaluation of the Company’s previously held ownership interest to its fair value.  The Company recorded an approximate $0.6 million, or $0.03 per diluted share gain, related to a fair value adjustment to a contingent consideration liability.  Also in 2011, the Company completed an equity offering of approximately 1.3 million shares, raising approximately $48.1 million of net cash proceeds, which caused an approximate $0.20 dilutive effect on the 2011 earnings per diluted share.  The effective tax rate for 2011 includes approximately $2.0 million, or approximately $0.16 per diluted share, of benefit from the derecognition of several uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years.

The full year 2010 results also include some unusual items. The 2010 results include a non-income tax contingency charge of approximately $4.1 million, or approximately $0.26 per diluted share, and a final charge related to the Company’s former CEO's supplemental retirement plan of approximately $1.3 million, or approximately $0.08 per diluted share.  Equity in net income of associated companies for 2010 includes charges totaling $0.9 million, or approximately $0.08 per diluted share, related to the devaluation of the Venezuelan Bolivar Fuerte and an out-of-period charge incurred at one of the Company’s affiliates.  The effective tax rate for 2010 includes approximately $2.4 million, or $0.21 per diluted share, of benefit from the derecognition of several uncertain tax positions due to the expiration of applicable statutes of limitations and resolution of tax audits for certain tax years.

The full year 2011 was a record in terms of sales and earnings for the Company in a very challenging global environment.   The Company overcame record levels of raw material increases and increased its volumes and market share, even excluding acquisitions.  Its recent acquisitions have positioned the Company well for further product line and geographic expansion, and the equity offering completed in early 2011 further strengthened its balance sheet and provides the Company with the financial flexibility to take advantage of additional acquisition and other growth opportunities as they arise.  As the Company looks to 2012, it sees a mix of factors which could impact its results.   The negatives include a sluggish global economy, especially in Europe, a lower rate of growth in China, escalating SG&A costs in emerging markets, and a stronger U.S. dollar.  Offsetting these negatives are the continued recovery of manufacturing in North America, the full-year impact of acquisitions, as well as growth due to the Company’s investment in strategic initiatives.  For 2012, the Company expects another strong year with net income expected to surpass the 2011 net income of $40.9 million, which excludes the non-cash gain related to its Mexican acquisition.

Critical Accounting Policies and Estimates

Quaker’s discussion and analysis of its financial condition and results of operations are based upon Quaker’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Quaker to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Quaker evaluates its estimates, including those related to customer sales incentives, product returns, bad debts, inventories, property, plant and equipment, investments, goodwill, intangible assets, income taxes, financing operations, restructuring, incentive compensation plans (including equity-based compensation), pensions and other postretirement benefits, and contingencies and litigation. Quaker bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Quaker believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:

1. Accounts receivable and inventory reserves and exposures—Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. Further, a significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, where a number of bankruptcies have occurred during recent years and companies have experienced financial difficulties. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. These matters may increase the Company’s exposure, should a bankruptcy occur, and may require a write down or a disposal of certain inventory due to its estimated obsolescence or limited marketability. Reserves for customers filing for bankruptcy protection are generally dependent on the Company’s evaluation of likely proceeds from the bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis, while a general reserve is maintained for other customers based on historical experience. The Company’s consolidated allowance for doubtful accounts was $4.6 million and $4.3 million at December 31, 2011 and December 31, 2010, respectively. Further, the Company recorded provisions for doubtful accounts of $0.9 million, $0.9 million and $1.4 million in 2011, 2010 and 2009, respectively. An increase of 10% to the recorded provisions would have decreased the Company’s pre-tax earnings by approximately $0.1 million in 2011, 2010 and 2009, respectively.

2. Environmental and litigation reserves—Accruals for environmental and litigation matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. Environmental costs and remediation costs are capitalized if the costs extend the life, increase the capacity or improve the safety or efficiency of the property from the date acquired or constructed, and/or mitigate or prevent contamination in the future. Estimates for accruals for environmental matters are based on a variety of potential technical solutions, governmental regulations and other factors, and are subject to a large range of potential costs for remediation and other actions. A considerable amount of judgment is required in determining the most likely estimate within the range of total costs, and the factors determining this judgment may vary over time. Similarly, reserves for litigation and similar matters are based on a range of potential outcomes and require considerable judgment in determining the most probable outcome. If no amount within the range is considered more probable than any other amount, the Company accrues the lowest amount in that range in accordance with generally accepted accounting principles. See Note 22 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

3. Realizability of equity investments—Quaker holds equity investments in various foreign companies, whereby it has the ability to influence, but not control, the operations of the entity and its future results. Quaker records an impairment charge to an investment when it believes a decline in value that is other than temporary has occurred. Future adverse changes in market conditions, poor operating results of underlying investments, or devaluation of foreign currencies could result in losses or an inability to recover the carrying value of the investments.  These indicators may result in an impairment charge in the future. The carrying amount of the Company’s equity investments at December 31, 2011 was $7.9 million and comprised three investments totaling $6.2 million in Nippon Quaker Chemical, Ltd. (Japan) at 50%, $1.5 million in Kelko Quaker Chemical, S.A. (Venezuela) at 50% and $0.2 million in Kelko Quaker Chemical, S.A. (Panama) at 50%, respectively.  See Note 6 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

4. Tax exposures, valuation allowances and uncertain tax positions—Quaker records expenses and liabilities for taxes based on estimates of amounts that will be ultimately determined to be deductible in tax returns filed in various jurisdictions. The filed tax returns are subject to audit, which often occur several years subsequent to the date of the financial statements. Disputes or disagreements may arise during audits over the timing or validity of certain items or deductions, which may not be resolved for extended periods of time. Quaker applies the provisions of FASB’s guidance regarding uncertain tax positions. The guidance applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. The guidance prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement. The guidance further requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with the guidance, including timing differences, and the amount previously taken or expected to be taken in a tax return. Quaker also records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Quaker has considered future taxable income and employs prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event Quaker were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Quaker determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Both determinations could have a material adverse impact on the Company’s financial statements. U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries since it is the Company’s intention to continue to reinvest these earnings in those foreign subsidiaries for working capital needs and growth initiatives. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of foreign tax credits.

5. Restructuring liabilities— Restructuring charges may consist of charges for employee severance, rationalization of manufacturing facilities and other items. To account for such charges, the Company applies FASB’s guidance regarding exit or disposal cost obligations.  This guidance requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.

6. Goodwill and other intangible assets— The Company records goodwill and intangible assets at fair value as of the acquisition date and amortizes definite-lived intangible assets on a straight-line basis over the useful lives of the intangible assets based on third-party valuations of the assets.  Goodwill and intangible assets, which have indefinite lives, are not amortized and are required to be assessed at least annually for impairment. The Company compares the assets’ fair value to their carrying value, primarily based on future discounted cash flows, in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. The Company completed its annual impairment assessment as of the end of the third quarter 2011, and no impairment charge was warranted. The Company’s consolidated goodwill and indefinite-lived intangible assets at December 31, 2011 and December 31, 2010 were $59.3 million and $53.9 million, respectively. The Company’s assumption of weighted average cost of capital (“WACC”) and estimated future net operating profit after tax (“NOPAT”) are particularly important in determining whether an impairment charge has been incurred. The Company currently uses a WACC of 12% and, at September 30, 2011, this assumption would have had to increase by more than 6.61 percentage points before any of the Company’s reporting units would fail step one of the impairment analysis. Further, at September 30, 2011, the Company’s estimate of future NOPAT would have had to decrease by more than 33.5% before any of the Company’s reporting units would be considered potentially impaired.  As a result, the estimated fair value of each of the Company’s reporting units substantially exceeds their carrying value.

7. Postretirement benefits—The Company provides certain pension and other postretirement benefits to employees and retirees. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required valuations to determine benefit expense and, if necessary, non-cash charges to equity for additional minimum pension liabilities. Critical assumptions used in the actuarial valuation include the weighted average discount rate, rates of increase in compensation levels, and expected long-term rates of return on assets. If different assumptions were used, additional pension expense or charges to equity might be required. The Company’s U.S. pension plan year-end is November 30, and the measurement date is December 31. The following table highlights the potential impact on the Company’s pre-tax earnings, due to changes in assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 31, 2011:

	1/2 Percentage Point Increase			1/2 Percentage Point Decrease
	Foreign	Domestic	Total	Foreign	Domestic	Total
	(Dollars in millions)
Discount rate	$(0.4)	$(0.1)	$(0.5)	$0.4	$0.1	$0.5
Expected rate of return on plan assets	(0.5)	(0.2)	(0.7)	0.1	0.2	0.3

Recently Issued Accounting Standards

The FASB updated its guidance in December 2011 regarding disclosures pertaining to the netting and offsetting of derivatives and financial instruments on an entity’s Consolidated Balance Sheet.  Disclosures required under the updated guidance include presenting gross amounts of assets and liabilities related to financial instruments that may have been historically offset on the Consolidated Balance Sheet.  The guidance is effective for annual and interim fiscal periods beginning on or after January 1, 2013.   The Company is currently evaluating the effect of this guidance.

The FASB updated its guidance in September 2011 regarding goodwill impairment testing.  The updated guidance permits a Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If the Company determines that their reporting units’ fair value is more than likely above its carrying value, no further impairment testing is required.  However, if the Company concludes otherwise, then the first step of the traditional two-step goodwill impairment test is required to be performed.  The guidance is effective for annual and interim fiscal periods beginning after December 15, 2011, with early adoption permitted if an entity’s financial statements have not been issued as of the date of the entity’s interim or annual impairment test.   The Company elected to test goodwill for impairment under the traditional two-step method during 2011 and is currently evaluating the guidance for future applicability.

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

The FASB updated its guidance in May 2011 regarding disclosures pertaining to assets and liabilities measured at fair value.  The guidance requires quantitative measures regarding unobservable inputs for Level 3 assets and liabilities to be disclosed.  Additionally, the guidance requires a sensitivity analysis be performed and disclosed regarding those inputs. The guidance is effective for annual and interim fiscal periods beginning after December 15, 2011.   The Company is currently evaluating the effect of this guidance.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $16.9 million at December 31, 2011 from $25.8 million at December 31, 2010.  The $8.9 million decrease was the net result of $19.7 million of cash provided by operating activities, $35.4 million of cash used in investing activities, $9.1 million of cash provided by financing activities and a $2.3 million decrease from the effect of exchange rates on cash.

Net cash flows provided by operating activities were $19.7 million in 2011, compared to $37.5 million provided by operating activities in 2010.  The Company’s increase in net income was more than offset by increased investment in working capital.  As business volumes and raw material prices continued to escalate from 2010 to 2011, the Company’s need for working capital investment correspondingly increased.

Net cash flows used in investing activities were $35.4 million in 2011, compared to $41.0 million of cash used in 2010.  Lower payments for acquisitions in 2011 were the primary driver in the change in cash flows used in investing activities.  In the fourth quarter of 2011, the Company completed its acquisition of G.W. Smith & Sons, Inc. for approximately $14.5 million and, in the third quarter of 2011, the Company completed its acquisition of the remaining 60% ownership interest in Tecniquimia Mexicana de C.V. for approximately $10.5 million.  During the third quarter of 2010, the Company completed the acquisition of D.A. Stuart’s U.S. aluminum hot rolling business from Houghton International for $6.8 million and, in the fourth quarter of 2010, the Company acquired Summit Lubricants, Inc. for $29.1 million, and finalized the purchase with a working capital adjustment of $0.7 million in 2011.  These decreases were partially offset by higher investments in the Company’s New York and China facilities, as well as the Company’s global ERP system. In addition, the receipt of the final payment in the first quarter of 2010 from the Company’s insurance settlement (discussed below) and decreases in the Company’s construction fund, related to the Company’s Middletown, OH expansion, also affected the investing cash flow comparisons.

In the first quarter of 2007, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $20.0 million. The proceeds of the settlement are restricted and can only be used to pay claims and costs of defense associated with this subsidiary’s asbestos litigation. The payments were structured to be received over a four-year period with annual installments of $5.0 million, the final installment of which was received in the first quarter of 2010.  During the third quarter of 2007, the same inactive subsidiary and one of its insurance carriers entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of the defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007.  The agreement continues until terminated and can only be terminated by either party by providing the other party with a minimum of two years prior written notice.

Net cash flows provided by financing activities were $9.1 million in 2011, compared with $4.3 million provided by financing activities in 2010.  The Company’s second quarter 2011 offering of approximately 1.3 million shares of its common stock resulted in net cash proceeds of approximately $48.1 million, which was used to repay a portion of the outstanding borrowings on the Company’s revolving credit line.  In 2010, the Company had net borrowings, which supplemented its cash flow from operations, to fund acquisition activity and working capital requirements.  During 2011, the Company recorded $0.1 million of excess tax benefits related to stock options exercises in capital in excess of par on its Condensed Consolidated Balance Sheet, and as a cash flow from financing activities in its Condensed Consolidated Statement of Cash Flows.  During 2010, the Company recorded approximately $2.6 million of these benefits on its Consolidated Balance Sheet, and as a cash inflow from financing activities in its Consolidated Statement of Cash Flows, related to stock option exercises which occurred over prior years.  Prior to 2010, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s 2010 taxable income was sufficient to recognize the benefits. Also, higher stock option exercise activity in the prior year and higher dividend payments affected the financing cash flow comparisons.

The Company’s primary credit line is a $175.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in June 2014. At the Company’s option, the principal amount available can be increased to $225.0 million if the lenders agree to increase their commitments and the Company satisfies certain conditions.  At December 31, 2011 and December 31, 2010, the Company had approximately $28.5 million and $55.0 million outstanding, respectively.  The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.50 to 1. At December 31, 2011, the consolidated leverage ratio was below 1.0 to 1, and at December 31, 2010, the consolidated leverage ratio was below 2.0 to 1.  Under this covenant and the borrowing capacity available on the Company’s primary credit line, an additional $146.5 million could have been borrowed as of December 31, 2011. The Company has entered into interest rate swaps with a combined notional value of $15.0 million as of December 31, 2011, in order to fix the interest rate on that amount of its variable rate debt. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) in 2009.  The registration statement was declared effective on January 29, 2010 and permits the Company to offer and sell, from time to time and in one or more public offerings, up to $100.0 million aggregate dollar amount of its securities, which may be shares of preferred stock (either separately or represented by depositary shares), common stock, debt securities and warrants to purchase our debt or equity securities, as well as units that include any of these securities, on terms, in each case, established at the time of the offering.  This registration statement provides the Company with the ability to issue registered debt or equity securities on an accelerated basis.  During 2011, the Company sold approximately 1.3 million shares of common stock for gross proceeds of approximately $51.2 million utilizing this shelf registration.

At December 31, 2011, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $16.3 million.  The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $9.8 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies through internally generated funds supplemented with debt or equity as needed.

The following table summarizes the Company’s contractual obligations at December 31, 2011, and the effect such obligations are expected to have on its liquidity and cash flows in future periods. Pension and other postretirement plan contributions beyond 2012 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. The timing of payments related to other long-term liabilities, which consist primarily of deferred compensation agreements, also cannot be readily determined due to their uncertainty. Interest obligations on the Company’s short and long-term debt are included and assume the debt levels will be outstanding for the entire respective period and apply the interest rates in effect at December 31, 2011. The contingent acquisition consideration is included based on management’s estimate of the probability of the earnout being ultimately met/paid and the discount rate in effect at the time of acquisition:

	Payments due by period
							2017 and
Contractual Obligations (Amounts in millions)	Total	2012	2013	2014	2015	2016	Beyond
Long-term debt	$59.282	$1.860	$1.436	$29.802	$1.175	$1.174	$23.835
Capital lease obligations	0.852	0.369	0.229	0.067	0.064	0.064	0.059
Non-cancelable operating leases	16.654	4.675	3.583	2.898	2.403	2.169	0.926
Purchase obligations	7.683	6.201	1.482	—	—	—	—
Pension and other postretirement plan
contributions	7.573	7.573	—	—	—	—	—
Contingent acquisition consideration	7.138	—	7.138	—	—	—	—
Other long-term liabilities (See Note 21 of Notes
to Consolidated Financial Statements)	4.010	—	—	—	—	—	4.010
Total contractual cash obligations	$103.192	$20.678	$13.868	$32.767	$3.642	$3.407	$28.830

Operations

CMS Discussion

The Company currently has numerous CMS contracts around the world.  Under its traditional CMS approach, the Company effectively acts as an agent, and the revenues and costs from these sales are reported on a net sales or “pass-through” basis.  Under certain CMS contracts, the contracts are structured differently in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred.  Profit is dependent on how well the Company controls product costs and achieves product conversions from other third-party suppliers’ products to its own products.  As a result, under the alternative structure, the Company recognizes in reported revenue the gross revenue received from the CMS site customer and in cost of goods sold the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions. This may result in a decrease in reported gross margin as a percentage of sales.

The Company has maintained a mix of contracts with both the traditional product pass-through structure and the alternative structure including fixed price contracts that cover all services and products.  Since the global economic downturn and its impact on the automotive sector, the Company has experienced shifts in customer requirements and business circumstances, but the Company’s offerings will continue to include both approaches to CMS.

Non-GAAP Measures

Included in Item 7 of this Report on Form 10-K is a non-GAAP financial measure of net income excluding a non-cash gain on the revaluation of a previously held ownership interest in the Company’s Mexican affiliate.  The Company believes this non-GAAP measure enhances a reader’s understanding of the financial performance of the Company, is more indicative of the operational performance of the Company and facilitates a better comparison among fiscal periods.  Non-GAAP results are presented for supplemental informational purposes only, and should not be considered a substitute for the financial information presented in accordance with GAAP.  The following is a reconciliation between the non-GAAP (unaudited) financial measure of net income excluding a non-cash gain on the revaluation of a previously held ownership interest in a Mexican affiliate to the Company’s most comparable GAAP measure (in thousands):

	For the years ended December 31,
	2011	2010	2009

Net income attributable to Quaker Chemical Corporation	$43,569	$31,807	$16,220

Non-cash gain on the revaluation of a previously held ownership
interest in the Company's Mexican affiliate	(2,718)	—	—

Net income excluding a non-cash gain on the revaluation of a previously
held ownership interest in the Company's Mexican affiliate	$40,851	$31,807	$16,220

Comparison of 2011 with 2010

Net sales for 2011 were approximately $683.2 million, an increase of $139.2 million, or 26%, from 2010.  Product volumes were approximately 13% higher, including acquisitions.  Selling prices and mix increased revenues by approximately 10%, as the Company increased prices to help offset higher raw material costs.  Foreign exchange rates increased revenues by approximately 3%.

Gross profit increased by approximately $29.9 million, or 15%, compared to 2010, largely as a result of increased volumes. Gross margin decreased from 35.4% in 2010 to 32.6%, as the increases in raw material costs that began in the second half of 2010 continued to escalate throughout 2011.  Price increases were implemented during 2011 to help recover margins, but the significant raw material cost increase was only partially offset as the Company typically experiences a lag effect in recovering its margins.

SG&A increased approximately $25.5 million, or 18%, compared to 2010.  Higher selling, inflationary and other costs as a result of increased business activity and investment in growth, acquisition-related activity and foreign exchange rate translation accounted for the majority of the increase while overall incentive compensation costs were lower.  SG&A as a percentage of sales decreased from 25.6% in 2010 to 24.1% in 2011.

Included in the 2010 results is a non-income tax contingency charge of approximately $4.1 million, or approximately $0.26 per diluted share.  See Note 22 in the Notes to Consolidated Financial Statements in Item 8 of this Report. Also included in the 2010 results was a final charge related to the Company’s former CEO’s supplemental retirement plan of approximately $1.3 million, or approximately $0.08 per diluted share.  See Note 13 in the Notes to Consolidated Financial Statements in Item 8 of this Report.

Other income for 2011 includes a $0.6 million, or $0.03 per diluted share, gain related to a fair value adjustment to a contingent consideration liability and a $2.7 million, or approximately $0.22 per diluted share, non-cash gain representing the revaluation of the Company’s previously held ownership interest in its Mexican equity affiliate to its fair value related to the July 2011 purchase of the remaining interest in this entity. Partially offsetting these gains was foreign exchange rate losses versus gains in 2010.

Interest expense decreased due to lower average borrowings, primarily caused by the repayment of outstanding borrowings from the proceeds of the second quarter 2011 equity offering.

The Company’s effective tax rate for 2011 was 24.0% compared to 27.3% in 2010.  The 2011 effective tax rate includes a benefit of approximately $0.16 per diluted share, while 2010 includes a benefit of approximately $0.21 per diluted share, due to the expiration of applicable statutes of limitations for uncertain tax positions.  The 2011 effective tax rate was impacted by a changing mix of income from higher rate jurisdictions to lower rate jurisdictions. In addition, the non-cash gain related to the Company’s purchase of the remaining 60% ownership interest in its Mexican equity affiliate was not taxable.  The Company has experienced, and expects to experience, further volatility in its quarterly effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions.  At the end of 2011, the Company had net U.S. deferred tax assets totaling $17.7 million, excluding deferred tax assets relating to additional minimum pension liabilities. The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements. The uncertain global economic environment has been negatively impacting profitability in certain taxing jurisdictions. The Company continues to closely monitor this situation as it relates to its net deferred tax assets and the assessment of valuation allowances. The Company is continuing to evaluate alternatives that could positively impact taxable income in these jurisdictions.

Equity in net income of associated companies in 2010 reflects the equity affiliate charge of approximately $0.05 per diluted share, related to an out-of-period adjustment, as well as a $0.03 per diluted share charge related to the first quarter 2010 devaluation of the Venezuelan Bolivar Fuerte.  See Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Segment Reviews—Comparison of 2011 with 2010

Metalworking Process Chemicals:

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 94% of the Company’s net sales in 2011.  Net sales were up approximately $130.0 million, or 25%, compared to 2010.  Foreign currency translation positively impacted net sales by approximately 3%, driven by the E.U. Euro to U.S. Dollar exchange rate and the Brazilian Real to U.S. Dollar exchange rate.  The average E.U. Euro to U.S. Dollar exchange rate was 1.39 in 2011 compared to 1.33 in 2010. The average U.S. Dollar to Brazilian Real exchange rate was 0.60 in 2011 compared to 0.57 in 2010.  Net sales were positively impacted by increases of 16% in North America (excluding acquisitions), 16% in Europe, and 18% in Asia/Pacific, all on a constant currency basis.  Acquisition activity accounted for approximately 8% of the increased net sales in this segment, with the remaining increase in this segment’s net sales due to both volume increases and selling and price mix changes.  Price increases were implemented in this segment during 2011 to help recover rising raw material costs.  This segment’s operating income increased approximately $11.7 million over 2010, reflecting the Company’s acquisition activity and the volume and sales price increases noted above, which were partially offset by higher raw material costs and higher SG&A on increased business activity.

Coatings:

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in 2011, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants.  Net sales for this segment were up approximately $8.2 million, or 26% for 2011 compared with the prior year, primarily due to increased sales in chemical milling maskants sold to the aerospace industry.  This segment’s operating income was up approximately $2.2 million, consistent with the volume increases noted above.

Other Chemical Products:

Other Chemical Products, which represented less than 1% of the Company’s net sales in 2011, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture.  Net sales were up approximately $1.0 million and operating income was at slightly above breakeven which was caused by increased activity in the oil and gas market in 2011 as compared to 2010.

Comparison of 2010 with 2009

Net sales for 2010 were $544.1 million, an increase of $92.6 million, or approximately 21%, compared to $451.5 million in 2009.  The increase in sales was driven by significant increases in volume across the globe, as the comparisons to the prior year continued to recover from the global economic downturn.  The volume increases were partially offset by lower CMS revenue reported on a gross basis, which decreased revenues by approximately 4%.  Changes in price/mix and foreign exchange rate translation each increased revenues by approximately 1%.

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

Included in the 2010 results is a non-income tax contingency charge of approximately $4.1 million, or approximately $0.26 per diluted share.  See Note 22 in the Notes to Consolidated Financial Statements in Item 8 of this Report.

The Company incurred a final charge related to the former CEO’s supplemental retirement plan of approximately $1.3 million, or $0.08 per diluted share, in 2010, compared to a charge of $2.4 million, or $0.14 per diluted share, in 2009.  See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report.  In 2009, the Company implemented and completed a restructuring program totaling $2.3 million, or approximately $0.14 per diluted share.  See Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Other income for 2010 included higher license fees on increased business activities as well as foreign exchange rate gains versus losses in 2009, which partially offset a gain related to the disposition of land in Europe of approximately $0.11 per diluted share in 2009.  Net interest expense decreased due to lower interest rates, lower average debt balances as well as higher interest income.

The Company’s effective tax rate for 2010 was 27.3% compared to 29.8% in 2009.  The 2010 effective tax rate included a benefit of approximately $0.21 per diluted share, while 2009 included a benefit of approximately $0.05 per diluted share, due to the expiration of applicable statutes of limitations for uncertain tax positions.  The effective tax rate for 2009 reflects no tax provided for the land sale gain, due to the utilization of net operating losses, which were previously not benefited.  The Company has experienced, and expects to experience, further volatility in its quarterly effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions.  During 2010, the Company recorded $2.6 million of excess tax benefits in capital in excess of par on its Consolidated Balance Sheet and in its Consolidated Statement of Cash Flows, related to stock option exercises, which occurred over the current and prior years.  Previously, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s 2010 taxable income was sufficient to recognize these benefits.

Equity in net income of associated companies in 2010 reflects the equity affiliate charge of approximately $0.05 per diluted share, related to an out-of-period adjustment, as well as a $0.03 per diluted share charge related to the first quarter 2010 devaluation of the Venezuelan Bolivar Fuerte.  See Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Report.

The increase in net income attributable to noncontrolling interests reflected improved profitability from these affiliates, as the prior year comparisons were affected by the global economic downturn.

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

Restructuring and Related Activities

During 2009, the Company’s management approved a restructuring program (the 2009 1st Quarter Program) which included provisions for severance for 60 employees totaling approximately $2.3 million.  The Company implemented and completed the initiatives contemplated under this program during 2009.

Environmental Clean-up Activities

The Company is involved in environmental clean-up activities in connection with an existing plant location and former waste disposal sites. In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP is remediating the contamination. Effective October 17, 2007, ACP agreed to operate the two existing groundwater treatment systems associated with the extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of contaminants are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. At December 31, 2011, the Company believes that the remaining potential-known liabilities associated with the ACP contamination, namely estimated future cost of the soil and water remediation program, is approximately $1.4 million to $2.4 million, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses and damages will not be incurred in excess of the amount reserved. See Note 22 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report.

General

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 62% to 65% of our consolidated net annual sales. See Note 17 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report and the Foreign Exchange Risk section in Item 7A of this Report.

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

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2011 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

Interest Rate Risk.    Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its short and long-term debt. Most of Quaker’s debt is negotiated at market rates. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings. As of December 31, 2011, Quaker had approximately $28.5 million in borrowings under its credit facility at a weighted average borrowing rate of approximately 2.06% (LIBOR plus a spread). If interest rates had changed by 10%, the Company’s interest expense would have correspondingly increased or decreased approximately $0.1 million. The Company uses derivative financial instruments primarily for the purposes of hedging exposures to fluctuations in interest rates. The Company does not enter into derivative contracts for trading or speculative purposes.  The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $15.0 million and a fair value of $(0.4) million at December 31, 2011, and a combined notional value of $15.0 million and a fair value of $(1.0) million at December 31, 2010. As of December 31, 2011, the Company was receiving a LIBOR rate and paying an additional average fixed rate of approximately 5.0% on its interest rate swaps.  The Company’s swaps mature in 2012.  The counterparties to the swaps are major financial institutions. Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements.  To manage credit risk, the Company limits its exposure to any single counterparty.  However, the Company does not expect any of the counterparties to fail to meet their obligations.   See the information included under the caption “Derivatives” in Note 1 and the information in Note 5 of Notes to Consolidated Financial Statements which appears in Item 8 of this Report and is incorporated herein by reference.

Foreign Exchange Risk.    A significant portion of Quaker’s revenues and earnings is generated by its foreign operations. These foreign operations also represent a significant portion of Quaker’s assets and liabilities. All such operations use the local currency as their functional currency. Accordingly, Quaker’s financial results are affected by risks typical of global business such as currency fluctuations, particularly between the U.S. Dollar, the Brazilian Real, the Chinese Renminbi and the E.U. Euro. As exchange rates vary, Quaker’s results can be materially affected.  If the Brazilian Real, the E.U. Euro and the Chinese Renminbi had each changed by 10% against the U.S. Dollar, the Company’s 2011 revenues and pre-tax earnings would have correspondingly increased or decreased approximately $33.0 million and $4.0 million, respectively.

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 62% to 65% of consolidated net annual sales.

In addition, the Company often sources inventory among its worldwide operations. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location, as well as from the revaluation of intercompany balances. The Company mitigates this risk through local sourcing efforts.

Commodity Price Risk.    Many of the raw materials used by Quaker are commodity chemicals, and, therefore, Quaker’s earnings can be materially affected by market changes in raw material prices. In certain cases, Quaker has entered into fixed-price purchase contracts having a term of up to two years. These contracts provide for protection to Quaker if the price for the contracted raw materials rises, however, in certain limited circumstances, Quaker will not realize the benefit if such prices decline.  If the Company’s gross margin had changed by one percentage point, the Company’s 2011 pretax earnings would have correspondingly increased or decreased by approximately $6.8 million.

Credit Risk.    Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Downturns in the overall economic climate may also exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, including some of our larger customers, where a number of bankruptcies occurred during recent years and companies have experienced financial difficulty. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require write-down or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.  The Company recorded provisions for doubtful accounts of $0.9 million, $0.9 million and $1.4 million in 2011, 2010 and 2009, respectively. A change of 10% to the recorded provisions would have increased or decreased the Company’s pre-tax earnings by approximately $0.1 million in 2011, 2010 and 2009, respectively.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Quaker Chemical Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Quaker Chemical Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Tecniquimia Mexicana S.A de C.V. and G.W. Smith & Sons, Inc. from its assessment of internal control over financial reporting as of December 31, 2011 because these entities were acquired by the Company in purchase business combinations on July 12, 2011 and October 3, 2011, respectively. We have also excluded Tecniquimia Mexicana S.A de C.V. and G.W. Smith & Sons, Inc. from our audit of internal control over financial reporting. These entities represent total assets and total revenues of 8% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
March 7, 2012

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except
	per share amounts)
Net sales	$683,231	$544,063	$451,490
Costs and expenses
Cost of goods sold	460,581	351,274	294,652
Selling, general, and administrative expenses	164,738	139,209	126,018
Non-income tax contingency charge	—	4,132	—
CEO transition costs	—	1,317	2,443
Restructuring and related activities	—	—	2,289
	625,319	495,932	425,402
Operating income	57,912	48,131	26,088
Other income, net	5,050	2,106	2,409
Interest expense	(4,666)	(5,225)	(5,533)
Interest income	1,081	1,201	728
Income before taxes and equity in net income of associated companies	59,377	46,213	23,692
Taxes on income before equity in net income of associated companies	14,256	12,616	7,065
Income before equity in net income of associated companies	45,121	33,597	16,627
Equity in net income of associated companies	779	494	863
Net Income	45,900	34,091	17,490
Less: Net income attributable to noncontrolling interest	2,331	2,284	1,270
Net income attributable to Quaker Chemical Corporation	$43,569	$31,807	$16,220
Earnings per common share data:
Net income attributable to Quaker Chemical Corporation Common Shareholders – basic	$3.52	$2.82	$1.48
Net income attributable to Quaker Chemical Corporation Common Shareholders – diluted	$3.47	$2.77	$1.47

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,
	2011	2010
	(In thousands, except par value and share amounts)
ASSETS
Current assets
Cash and cash equivalents	$16,909	$25,766
Accounts receivable, net	150,676	116,266
Inventories	74,758	60,841
Current deferred tax assets	6,338	4,624
Prepaid expenses and other current assets	10,868	7,985
Total current assets	259,549	215,482
Property, plant and equipment, net	82,916	76,535
Goodwill	58,152	52,758
Other intangible assets, net	31,783	24,030
Investments in associated companies	7,942	9,218
Non-current deferred tax assets	29,823	28,846
Other assets	35,356	42,561
Total assets	$505,521	$449,430

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$636	$890
Accounts payable	65,026	61,192
Dividends payable	3,099	2,701
Accrued compensation	16,987	17,140
Accrued pension and postretirement benefits	2,038	1,672
Current deferred tax liabilities	238	181
Other current liabilities	18,625	17,415
Total current liabilities	106,649	101,191
Long-term debt	46,701	73,855
Non-current deferred tax liabilities	7,094	6,108
Accrued pension and postretirement benefits	34,533	30,016
Other non-current liabilities	54,818	51,161
Total liabilities	249,795	262,331
Commitments and contingencies	—	—
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding
2011 – 12,911,508 shares; 2010 – 11,492,142 shares	12,912	11,492
Capital in excess of par value	89,725	38,275
Retained earnings	175,932	144,347
Accumulated other comprehensive loss	(29,820)	(13,736)
Total Quaker shareholders’ equity	248,749	180,378
Noncontrolling interest	6,977	6,721
Total equity	255,726	187,099
Total liabilities and equity	$505,521	$449,430

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$45,900	$34,091	$17,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,455	9,867	9,525
Amortization	2,338	988	1,078
Equity in net (income) loss of associated companies, net of dividends	(42)	19	(833)
Deferred income taxes	2,431	1,849	(505)
Uncertain tax positions (non-deferred portion)	3,673	(1,130)	1,266
Deferred compensation and other, net	660	(628)	652
Stock-based compensation	3,513	3,096	2,130
Restructuring and related activities	—	—	2,289
Non-cash gain from purchase of equity affiliate	(2,718)	—	—
(Gain) loss on disposal of property, plant and equipment	(86)	32	(1,202)
Insurance settlement realized	(1,840)	(1,640)	(1,608)
Pension and other postretirement benefits	(4,239)	(2,636)	(7,929)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(31,558)	(4,469)	(6,816)
Inventories	(9,281)	(7,153)	9,765
Prepaid expenses and other current assets	(2,505)	(814)	(129)
Accounts payable and accrued liabilities	4,442	5,511	16,540
Change in restructuring liabilities	—	—	(4,473)
Estimated taxes on income	(2,477)	564	4,363
Net cash provided by operating activities	19,666	37,547	41,603

Cash flows from investing activities
Capital expenditures	(12,117)	(9,354)	(13,834)
Payments related to acquisitions, net of cash acquired	(25,477)	(35,909)	(1,975)
Proceeds from disposition of assets	393	229	1,666
Insurance settlement received and interest earned	80	5,122	5,204
Change in restricted cash, net	1,760	(1,124)	2,327
Net cash used in investing activities	(35,361)	(41,036)	(6,612)

Cash flows from financing activities
Net decrease in short-term borrowings	(254)	(1,456)	(1,755)
Proceeds from long-term debt	—	9,841	3,500
Repayment of long-term debt	(27,364)	(636)	(23,973)
Dividends paid	(11,586)	(10,449)	(10,111)
Stock options exercised, other	1,105	5,500	412
Excess tax benefit related to stock option exercises	109	2,558	—
Proceeds from sale of common stock, net of related expenses	48,143	—	—
Distributions to noncontrolling shareholders	(1,000)	(1,021)	(890)
Net cash provided by (used in) financing activities	9,153	4,337	(32,817)
Effect of exchange rate changes on cash	(2,315)	(133)	1,985
Net (decrease) increase in cash and cash equivalents	(8,857)	715	4,159
Cash and cash equivalents at beginning of period	25,766	25,051	20,892
Cash and cash equivalents at end of period	$16,909	$25,766	$25,051

Supplemental cash flow disclosures:
Cash paid during the year for:
Income taxes	$9,110	$7,799	$180
Interest	3,298	4,884	5,113
Non-cash activities:
Restricted insurance receivable (See also Note 20 of Notes to Consolidated Financial Statements)	$—	$5,000	$5,000
Property, plant and equipment acquired by capital lease	—	848	432

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND CHANGES IN EQUITY

				Accumulated
		Capital in		other
	Common	excess of	Retained	comprehensive	Noncontrolling	Comprehensive
	stock	par value	earnings	loss	interest	income	Total
Balance at December 31, 2008	$10,833	$25,238	$117,089	$(27,237)	$3,952		$129,875
Net income	—	—	16,220	—	1,270	$17,490
Currency translation adjustments	—	—	—	10,497	649	11,146
Defined benefit retirement plans
Net gain arising during the period, other	—	—	—	3,075	—	3,075
Amortization of actuarial loss	—	—	—	2,633	—	2,633
Amortization of prior service cost	—	—	—	65	—	65
Amortization of initial net asset	—	—	—	(140)	—	(140)
Current period changes in fair value of derivatives	—	—	—	642	—	642
Unrealized gain on available-for-sale securities	—	—	—	26	—	26
Comprehensive income	—	—	—	—	—	34,937	34,937
Comprehensive loss attributable to noncontrolling interest						(1,919)
Comprehensive income attributable to
Quaker Chemical Corporation						$33,018
Dividends ($0.92 per share)	—	—	(10,169)	—	—		(10,169)
Dividends paid to noncontrolling interests	—	—	—	—	(890)		(890)
Shares issued upon exercise of stock options and other	10	120	—	—	—		130
Shares issued for employee stock purchase plan	26	256	—	—	—		282
Equity based compensation plans	217	1,913	—	—	—		2,130
Balance at December 31, 2009	11,086	27,527	123,140	(10,439)	4,981		156,295
Net income	—	—	31,807	—	2,284	$34,091
Currency translation adjustments	—	—	—	328	477	805
Defined benefit retirement plans:
Net loss arising during the period, other	—	—	—	(6,267)	—	(6,267)
Amortization of actuarial loss	—	—	—	1,832	—	1,832
Amortization of prior service cost	—	—	—	91	—	91
Amortization of initial net asset	—	—	—	(3)	—	(3)
Current period changes in fair value of derivatives	—	—	—	708	—	708
Unrealized gain on available-for-sale securities	—	—	—	14	—	14
Comprehensive income	—	—	—	—	—	31,271	31,271
Comprehensive loss attributable to noncontrolling interest						(2,761)
Comprehensive income attributable to
Quaker Chemical Corporation						$28,510
Dividends ($0.935 per share)	—	—	(10,600)	—	—		(10,600)
Dividends paid to noncontrolling interests	—	—	—	—	(1,021)		(1,021)
Shares issued upon exercise of stock options and other	297	4,965	—	—	—		5,262
Shares issued for employee stock purchase plan	10	228	—	—	—		238
Equity based compensation plans	99	2,997	—	—	—		3,096
Excess tax benefit from stock option exercises	—	2,558	—	—	—		2,558
Balance at December 31, 2010	11,492	38,275	144,347	(13,736)	6,721		187,099
Net income	—	—	43,569	—	2,331	$45,900
Currency translation adjustments	—	—	—	(8,080)	(1,075)	(9,155)
Defined benefit retirement plans:
Net loss arising during the period, other	—	—	—	(9,698)	—	(9,698)
Amortization of actuarial loss	—	—	—	1,230	—	1,230
Amortization of prior service cost	—	—	—	77	—	77
Current period changes in fair value of derivatives	—	—	—	395	—	395
Unrealized gain on available-for-sale securities	—	—	—	(8)	—	(8)
Comprehensive income	—	—	—	—	—	28,741	28,741
Comprehensive loss attributable to noncontrolling interest						(1,256)
Comprehensive income attributable to
Quaker Chemical Corporation						$27,485
Dividends ($0.95 per share)	—	—	(11,984)	—	—		(11,984)
Dividends paid to noncontrolling interests	—	—	—	—	(1,000)		(1,000)
Stock offering, net of related expenses	1,265	46,878	—	—	—		48,143
Shares issued upon exercise of stock options and other	47	811	—	—	—		858
Shares issued for employee stock purchase plan	8	239	—	—	—		247
Equity based compensation plans	100	3,413	—	—	—		3,513
Excess tax benefit from stock option exercises	—	109	—	—	—		109
Balance at December 31, 2011	$12,912	$89,725	$175,932	$(29,820)	$6,977		$255,726

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

Note 1 – Significant Accounting Policies

Principles of consolidation:    All majority-owned subsidiaries are included in the Company’s consolidated financial statements, with appropriate elimination of intercompany balances and transactions.  Investments in associated (less than majority-owned) companies are accounted for under the equity method. The Company’s share of net income or losses in these investments in associated companies is included in the consolidated statement of income. The Company periodically reviews these investments for impairments and, if necessary, would adjust these investments to their fair value when a decline in market value or other impairment indicators are deemed to be other than temporary.

The Financial Accounting Standards Board’s (“FASB’s”) guidance regarding the consolidation of certain Variable Interest Entities (“VIEs”) generally requires that assets, liabilities and results of the activities of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained and would include any VIEs if the Company was the primary beneficiary pursuant to the provisions of the applicable guidance.

Translation of foreign currency:    Assets and liabilities of non-U.S. subsidiaries and associated companies are translated into U.S. Dollars at the respective rates of exchange prevailing at the end of the year. Income and expense accounts are translated at average exchange rates prevailing during the year.  Translation adjustments resulting from this process are recorded directly in equity as accumulated other comprehensive income (loss) and will be included as income or expense only upon sale or liquidation of the underlying investment. All non-U.S. subsidiaries use their local currency as their functional currency.

Cash and cash equivalents:    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories:    Inventories are valued at the lower of cost or market value. Inventories are valued using the first-in, first-out (“FIFO”) method. See also Note 8 of Notes to Consolidated Financial Statements.

Long-lived assets:    Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method on an individual asset basis over the following estimated useful lives: buildings and improvements, 10 to 45 years; and machinery and equipment, 1 to 15 years. The carrying value of long-lived assets is periodically evaluated whenever changes in circumstances or current events indicate the carrying amount of such assets may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared with the carrying value to determine whether impairment exists. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. Upon sale or other dispositions of long-lived assets, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposals, is recorded in income. Expenditures for renewals or improvements, which increase the estimated useful life or capacity of the assets, are capitalized, whereas expenditures for repairs and maintenance are expensed when incurred.

Capitalized software:    The Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. In connection with the upgrade and implementations of the Company’s global transaction and consolidation systems, approximately $2,800 and $2,338 of net costs were capitalized at December 31, 2011 and December 31, 2010, respectively. These costs are amortized over a period of three to five years once the assets are ready for their intended use.

Goodwill and other intangible assets:    The Company records goodwill, definite-lived intangible assets and indefinite-lived intangible assets at fair value at acquisition.  Goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment at least annually. These tests will be performed more frequently if triggering events indicate potential impairment. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets. See also Note 19 of Notes to Consolidated Financial Statements.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Revenue recognition:    The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, when collectability is reasonably assured, and when pricing is fixed or determinable. This generally occurs when products are shipped to customers or, for consignment-type arrangements, upon usage by the customer and when services are performed. License fees and royalties are included in other income when recognized in accordance with their agreed-upon terms, when performance obligations are satisfied, when the amount is fixed or determinable, and when collectability is reasonably assured.  As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenue at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $50,893, $56,528 and $27,483 for 2011, 2010 and 2009, respectively.

Research and development costs:    Research and development costs are expensed as incurred. Research and development expenses are included in selling, general and administrative expenses and were $18,812, $15,690 and $14,991 in 2011, 2010 and 2009, respectively.

Concentration of credit risk:    Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash equivalents, short-term investments and trade receivables. The Company invests temporary and excess funds in money market securities and financial instruments having maturities typically within 90 days. The Company has not experienced losses from the aforementioned investments. See also Note 7 of Notes to Consolidated Financial Statements.

Environmental liabilities and expenditures:    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If there is a range of estimated liability and no amount in that range is considered more probable than another, then the Company records the lowest amount in the range in accordance with generally accepted accounting principles. Accrued liabilities are exclusive of claims against third parties and are not discounted. Environmental costs and remediation costs are capitalized if the costs extend the life, increase the capacity or improve safety or efficiency of the property from the date acquired or constructed, and/or mitigate or prevent contamination in the future.

 Comprehensive (loss) income:    The Company presents comprehensive income (loss) in its Statement of Comprehensive Income and Changes in Equity. The components of accumulated other comprehensive loss at December 31, 2011 include: accumulated foreign currency translation adjustments of $4,709, minimum pension liability of $(34,260), unrealized holding gains on available-for-sale securities of $3, and the fair value of derivative instruments of $(272).  The components of accumulated other comprehensive loss at December 31, 2010 include: accumulated foreign currency translation adjustments of $13,368, minimum pension liability of $(26,448), unrealized holding gains on available-for-sale securities of $11, and the fair value of derivative instruments of $(667).

Income taxes and uncertain tax positions:    The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year and the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company applies the FASB’s guidance regarding uncertain tax positions to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. The guidance prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement. The guidance also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized, including timing differences, and the amount previously taken or expected to be taken in a tax return. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt. The swaps had a combined notional value of $15,000 and a fair value of $(418) and $(1,026) at December 31, 2011 and December 31, 2010, respectively. The counterparties to the swaps are major financial institutions.  Refer to Note 5 – Hedging Activities for more information.

Recently issued accounting standards:

The FASB updated its guidance in December 2011 regarding disclosures pertaining to the netting and offsetting of derivatives and financial instruments on an entity’s Consolidated Balance Sheet.  Disclosures required under the updated guidance include presenting gross amounts of assets and liabilities related to financial instruments that may have been historically offset on the Consolidated Balance Sheet.  The guidance is effective for annual and interim fiscal periods beginning on or after January 1, 2013.   The Company is currently evaluating the effect of this guidance.

The FASB updated its guidance in September 2011 regarding goodwill impairment testing.  The updated guidance permits a Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If the Company determines that their reporting units’ fair value is more than likely above its carrying value, no further impairment testing is required.  However, if the Company concludes otherwise, then the first step of the traditional two-step goodwill impairment test is required to be performed.  The guidance is effective for annual and interim fiscal periods beginning after December 15, 2011, with early adoption permitted if an entity’s financial statements have not been issued as of the date of the entity’s interim or annual impairment test.   The Company elected to test goodwill for impairment under the traditional two-step method during 2011 and is currently evaluating the guidance for future applicability.

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

The FASB updated its guidance in May 2011 regarding disclosures pertaining to assets and liabilities measured at fair value.  The guidance requires quantitative measures regarding unobservable inputs for Level 3 assets and liabilities to be disclosed.  Additionally, the guidance requires a sensitivity analysis be performed and disclosed regarding those inputs. The guidance is effective for annual and interim fiscal periods beginning after December 15, 2011.   The Company is currently evaluating the effect of this guidance.

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

Note 2 – Restructuring and Related Activities

During 2009, Quaker’s management approved a restructuring program (2009 1st Quarter Program) which included provisions for severance for 60 employees totaling $2,289.  The Company implemented and completed the initiatives under this program during 2009.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

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

The Company values its interest rate swaps, company-owned life insurance policies, various deferred compensation assets and liabilities, acquisition-related consideration and an obligation related to a non-competition agreement at fair value.  The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

		Fair Value Measurements at December 31, 2011
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	December 31, 2011	Level 1	Level 2	Level 3
Company-owned life insurance	$1,508	$—	$1,508	$—
Company-owned life insurance - Deferred compensation assets	487	—	487	—
Other deferred compensation assets
Large capitalization registered investment companies	64	64	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	7	7	—	—
International developed and emerging markets registered investment
companies	32	32	—	—
Fixed income registered investment companies	8	8	—	—

Total	$2,110	$115	$1,995	$—

		Fair Value Measurements at December 31, 2011
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	December 31, 2011	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$318	$318	$—	$—
Mid capitalization registered investment companies	83	83	—	—
Small capitalization registered investment companies	68	68	—	—
International developed and emerging markets registered investment
companies	168	168	—	—
Fixed income registered investment companies	50	50	—	—
Fixed general account	177	—	177	—
Interest rate derivatives	418	—	418	—
Acquisition-related consideration	8,898	—	—	8,898

Total	$10,180	$687	$595	$8,898

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

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

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms.  The fair values of other deferred compensation assets and liabilities are based on quoted prices in active markets.  The fair values of interest rate derivatives are based on quoted market prices from various banks for similar instruments.  The fair value of the earnout is based on unobservable inputs and is classified as Level 3.  Significant inputs and assumptions are management’s estimate of the probability of the earnout ultimately being met/paid and the discount rate used to present value the liability.  The fair values of holdbacks and the obligation related to a non-competition agreement are also based on unobservable inputs and are classified as Level 3.  Significant inputs and assumptions for both the obligation related to the non-competition agreement and the holdbacks are management’s estimate of the discount rate used to present value the liabilities.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Changes in the fair value of the Level 3 liabilities during the year ended December 31, 2011 were as follows:

			Non-competition
	Earnout	Hold-back	Agreement	Hold-back
	Summit	Tecniquimia	Obligation	GW Smith	Total
Balance at December 31, 2010	$5,350	$—	$—	$—	$5,350
Acquisitions	—	1,754	900	869	3,523
Interest accretion	689	123	25	33	870
Change in probability of earnout	(595)	—	—	—	(595)
Payments	—	—	(250)	—	(250)
Balance at December 31, 2011	$5,444	$1,877	$675	$902	$8,898

Note 4 – Uncertain Tax Positions

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

As of December 31, 2011, the Company’s cumulative liability for gross unrecognized tax benefits was $12,719. The Company had accrued $1,298 for cumulative penalties and $2,268 for cumulative interest at December 31, 2011.   As of December 31, 2010, the Company’s cumulative liability for gross unrecognized tax benefits was $10,464. The Company had accrued $857 for cumulative penalties and $1,824 for cumulative interest at December 31, 2010.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Consolidated Statement of Income. The Company has recognized $502 for penalties and $529 for interest (net of expirations and settlements) on its Consolidated Statement of Income for the twelve-month period ended December 31, 2011.  The Company recognized $(12) for penalties and $80 for interest (net of expirations and settlements) on its Consolidated Statement of Income for the twelve-month period ended December 31, 2010.  The Company recognized $(12) for penalties and $488 for interest (net of expirations and settlements) on its Consolidated Statement of Income for the twelve-month period ended December 31, 2009.

The Company estimates that during the year ending December 31, 2012 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1,700 to $1,800 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ending December 31, 2012.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include The Netherlands from 2005, United Kingdom from 2006, Brazil and Spain from 2007, the United States from 2008, China from 2009, Italy from 2010, and various domestic state tax jurisdictions from 1993.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively, is as follows:

	2011	2010	2009
Unrecognized tax benefits at January 1	$10,464	$10,686	$10,012
Increase in unrecognized tax benefits taken in prior periods	1,597	—	14
Increase in unrecognized tax benefits taken in current period	2,623	2,249	1,272
(Decrease) in unrecognized tax benefits due to settlements	—	—	(402)
(Decrease) in unrecognized tax benefits due to lapse of statute of limitations	(1,578)	(1,828)	(422)
Increase (decrease) due to foreign exchange rates	(387)	(643)	212
Unrecognized tax benefits at December 31	$12,719	$10,464	$10,686

The amount of unrecognized tax benefits above that, if recognized, would impact the Company’s tax expense and effective tax rate is $2,966, $3,427 and $5,166 in 2011, 2010 and 2009, respectively.

Note 5 – Hedging Activities

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk.  The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices or credit risk.  Quaker uses interest rate swaps to mitigate the impact of changes in interest rates.  The swaps are designated as cash flow hedges and reported on the Consolidated Balance Sheet at fair value.  The effective portions of the hedges are reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affects earnings.  The Company has no derivatives designated as fair value hedges and only has derivatives designated as hedging instruments under the FASB’s authoritative guidance.  The notional amount of the Company’s interest rate swaps was $15,000 as of December 31, 2011 and December 31, 2010.

Information about the Company’s interest rate derivatives is as follows:

		Fair Value
	Consolidated Balance Sheet	December 31,	December 31,
	Location	2011	2010
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current liabilities	$418	$—
Interest rate swaps	Other non-current liabilities	—	1,026
		$418	$1,026

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Cash Flow Hedges
Interest Rate Swaps

		For the Years Ended
		December 31,
		2011	2010	2009
Amount of Gain Recognized in
Accumulated OCI on Derivative (Effective Portion)		$395	$708	$642

Amount and Location of Loss Reclassified from
Accumulated OCI into Income (Effective Portion)	Interest Expense	$(660)	$(1,590)	$(1,594)

Amount and Location of Loss Recognized in Income on Derivative
(Ineffective Portion and Amount Excluded from Effectiveness Testing)	Other Income	$—	$—	$—

Note 6 – Investments in Associated Companies

Investments in associated (less than majority-owned) companies are accounted for under the equity method of accounting.  As of December 31, 2011, the Company had a 50% investment in Kelko Quaker Chemical, S.A. (Venezuela), a 50% investment in Nippon Quaker Chemical, Ltd. (Japan) and a 50% investment in Kelko Quaker Chemical S.A. (Panama).

In 2011, the Company purchased the remaining 60% ownership interest in Tecniquimia Mexicana, S.A. de C.V., the Company’s Mexican equity affiliate.  As a result of the purchase, the Company only included six months of the affiliate’s 2011 results in its investments in associated companies, with the remaining six months after acquisition being reflected as a wholly owned subsidiary in the Company’s Consolidated Financial Statements.

Effective January 1, 2010, Venezuela’s economy was considered to be highly inflationary under U.S. generally accepted accounting principles, as it had experienced a rate of general inflation in excess of 100% over the latest three-year period, based upon the blended Consumer Price Index and National Consumer Price Index.  Accordingly, all gains and losses resulting from the remeasurement of the Company’s Venezuelan 50% owned equity affiliate (Kelko Quaker Chemical, S.A.) were required to be recorded directly to the Consolidated Statement of Income.  On January 8, 2010, the Venezuelan government announced the devaluation of the Bolivar Fuerte and the establishment of a two-tier exchange structure.  The Company recorded a charge in the first quarter of 2010 of approximately $0.03 per diluted share to reflect the devaluation.

During the fourth quarter of 2010, the Company identified errors in reserves for pension and certain other items at its Tecniquimia Mexicana S.A. de C.V. affiliate.    The affiliate adjusted for these items in the fourth quarter of 2010, which had the effect of reducing equity in net income of associated companies and net income by $564 in the fourth quarter and year-to-date periods of 2010.  The Company believes this adjustment is not material to its Consolidated Financial Statements for the years ended December 31, 2007, December 31, 2008, December 31, 2009 or December 31, 2010 and, therefore, did not restate any prior period amounts.

Summarized financial information of the associated companies, in the aggregate, is as follows:

	December 31,
	2011	2010
Current Assets	$32,998	$34,830
Noncurrent Assets	845	5,689
Current Liabilities	17,793	17,581
Noncurrent Liabilities	359	4,333

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net Sales	$66,925	$65,592	$52,099
Gross Margin	22,092	24,810	20,215
Operating Income	4,769	5,211	4,508
Net Income	1,696	1,071	1,856

Note 7 – Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses with its existing accounts receivable. Reserves for customers filing for bankruptcy protection are dependent on the Company’s evaluation of the likely proceeds from the respective bankruptcy process. Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company performs a formal review of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. During 2011, the Company’s five largest customers accounted for approximately 20% of its consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 9% of consolidated net sales.

At December 31, 2011 and December 31, 2010, the Company had gross trade accounts receivable totaling $155,245 and $120,544 with trade accounts receivable greater than 90 days past due of $6,112 and $4,924, respectively. The following are changes in the allowance for doubtful accounts during the years ended December 31, 2011, December 31, 2010 and December 31, 2009:

				Exchange
		Charged		Rate
	Balance at	to Costs	Write-Offs	Changes	Balance
	Beginning	and	Charged to	And Other	at End
	of Period	Expenses	Allowance	Adjustments	of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2011	$4,278	$855	$(607)	$43	$4,569
Year ended December 31, 2010	$4,002	$860	$(538)	$(46)	$4,278
Year ended December 31, 2009	$3,508	$1,389	$(918)	$23	$4,002

Note 8 – Inventories

Total inventories comprise:

	December 31,
	2011	2010
Raw materials and supplies	$41,771	$31,909
Work in process and finished goods	32,987	28,932
	$74,758	$60,841

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Note 9 – Other Current Liabilities

Other current liabilities comprise:

	December 31,
	2011	2010
Non-income taxes	$5,683	$6,100
Present value of holdbacks on acquisition consideration	2,779	—
Professional fees	2,279	1,615
Current portion of uncertain tax positions	—	2,161
Selling expenses	1,858	1,110
Legal	1,420	1,211
Freight	1,212	1,229
Current portion of interest rate swaps	418	—
Income taxes payable	—	1,693
Other	2,976	2,296
Total	$18,625	$17,415

In 2011, the Company recorded prepayments of income taxes, as compared to income taxes payable in the prior year.

Note 10 – Property, Plant and Equipment

Property, plant and equipment comprise:

	December 31,
	2011	2010
Land	$8,198	$6,458
Building and improvements	71,029	69,233
Machinery and equipment	130,939	124,043
Construction in progress	4,529	5,625
	214,695	205,359
Less accumulated depreciation	(131,779)	(128,824)
	$82,916	$76,535

The Company leases certain equipment under capital leases in South America and the U.S., and, prior to 2011, leased its manufacturing facility in Tradate, Italy under a capital lease.  The Company purchased this facility in early 2011.  Gross property, plant and equipment includes $1,297 and $4,454 of capital leases with $766 and $1,020 of accumulated depreciation at December 31, 2011 and December 31, 2010, respectively.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

The following is a schedule by years of future minimum lease payments:

For the year ended December 31,
2012	$369
2013	229
2014	67
2015	64
2016	64
2017 and beyond	59
Total net minimum lease payments	852
Less amount representing interest	(89)
Present value of net minimum lease payments	$763

Note 11 – Asset Retirement Obligations

The FASB’s guidance regarding asset retirement obligations addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The FASB issued further guidance which clarified that the term conditional asset retirement obligation (“CARO”) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. A liability is recorded when there is enough information regarding the timing of the CARO to perform a probability-weighted discounted cash flow analysis.

The Company’s CAROs consist primarily of asbestos contained in certain manufacturing facilities and decommissioning costs related to aboveground storage tanks, and the Company had $334 and $320 accrued for such CAROs at December 31, 2011 and December 31, 2010, respectively. During 2011 and 2010, the Company accrued interest of $14 on this liability, which is included in other non-current liabilities on the Company’s Consolidated Balance Sheet.

Note 12 – Taxes on Income

Taxes (benefit) on income consist of the following:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$3,485	$1,429	$1,266
State	385	195	133
Foreign	7,955	9,143	6,171
	11,825	10,767	7,570
Deferred:
Federal	2,022	1,204	(948)
Foreign	409	645	443
Total	$14,256	$12,616	$7,065

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

The components of earnings (losses) before income taxes were as follows:

	Year Ended December 31,
	2011	2010	2009
Domestic	$24,071	$9,482	$(1,920)
Foreign	35,306	36,731	25,612
Total	$59,377	$46,213	$23,692

Total deferred tax assets and liabilities are composed of the following at December 31:

	2011		2010
	Current	Non-current	Current	Non-current
Retirement benefits	$808	$9,907	$534	$7,720
Allowance for doubtful accounts	755	—	550	—
Insurance and litigation reserves	683	424	574	395
Postretirement benefits	—	2,259	—	2,447
Supplemental retirement benefits	69	2,303	—	1,811
Performance incentives	3,139	383	3,041	418
Equity-based compensation	239	449	185	411
Alternative minimum tax carryforward	—	447	—	2,092
Insurance settlement	26	9,698	—	10,314
Operating loss carryforward	—	3,010	—	3,837
Foreign tax credit and other credits	—	—	—	3,395
Uncertain tax positions	—	7,911	163	3,871
Interest rate swaps and other	786	216	—	511
	6,505	37,007	5,047	37,222
Valuation allowance	—	(1,377)	(393)	(4,530)
Total deferred income tax assets, net	$6,505	$35,630	$4,654	$32,692
Depreciation	—	3,123	—	1,798
Europe pension and other	—	2,481	—	2,472
Amortization and other	405	7,297	211	5,684
Total deferred income tax liabilities	$405	$12,901	$211	$9,954

Following are the changes in the Company’s deferred tax asset valuation allowance for the years ended December 31, 2011, December 31, 2010 and December 31, 2009:

				Effect of
	Balance at	Additional	Allowance	Exchange	Balance
	Beginning	Valuation	Utilization	Rate	at End
	of Period	Allowance	and Other	Changes	of Period
VALUATION ALLOWANCE
Year ended December 31, 2011	$4,923	$348	$(3,753)	$(141)	$1,377
Year ended December 31, 2010	$5,666	$38	$(769)	$(12)	$4,923
Year ended December 31, 2009	$5,228	$1,397	$(1,188)	$229	$5,666

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

The Company’s net deferred tax assets and liabilities are classified in the Consolidated Balance Sheet as follows:

	2011	2010
Current deferred tax assets	$6,338	$4,624
Non-current deferred tax assets	29,823	28,846
Current deferred tax liabilities	238	181
Non-current deferred tax liabilities	7,094	6,108

Net deferred tax asset	$28,829	$27,181

The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2011, December 31, 2010 and December 31, 2009:

	2011	2010	2009
Income tax provision at the Federal statutory tax rate	$20,782	$16,175	$8,292
Differences in tax rates on foreign earnings and
remittances	(3,692)	(2,546)	(2,106)
Foreign dividends	735	15,645	159
Excess foreign tax credit utilization	(2,493)	(15,198)	—
Research and development activities credit utilization	(1,348)	—	—
Uncertain tax positions	701	(1,130)	457
Domestic production activities deduction	—	(932)	—
State income tax provisions, net	250	127	86
Non-deductible entertainment and business meals
expense	166	152	118
Non-taxable gain on acquisition	(951)	—	—
Miscellaneous items, net	106	323	59
Taxes on income	$14,256	$12,616	$7,065

At December 31, 2011, the Company domestically had a net deferred tax asset of $17,665 inclusive of alternative minimum tax (AMT) credits of $447. In addition, the Company has foreign tax loss carryforwards of $10,295 of which $33 expires in 2014, $324 in 2015, $96 in 2016, $246 in 2018, $289 in 2019, $100 in 2020, $251 in 2021 and $673 in 2023; the remaining foreign tax losses have no expiration dates. A partial valuation allowance has been established with respect to the tax benefit of these losses for $1,331.

In 2011, the Italian parliament repealed the five-year net operating loss carryforward limitation and enacted legislation which introduced an unlimited net operating loss carryforward subject to an 80% taxable income utilization cap.  At December 31, 2011, the Company had $3,143 of net operating loss carryforwards at its Italian subsidiary.

U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries because it is the Company’s intention to continue to reinvest these earnings in those subsidiaries to support growth initiatives. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of tax credits. The amount of such undistributed earnings at December 31, 2011 was approximately $120,000. Any income tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits.

Note 13 – Pension and Other Postretirement Benefits

The Company maintains various noncontributory retirement plans, the largest of which is in the U.S., covering substantially all of its employees in the U.S. and certain other countries. The plans of the Company’s subsidiaries in The Netherlands, the United Kingdom and Mexico are subject to the provisions of FASB’s guidance regarding employers’ accounting for pension plans. The plans of the remaining non-U.S. subsidiaries are, for the most part, either fully insured or integrated with the local governments’ plans and are not subject to the provisions of the guidance. The guidance requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The Company’s U.S. pension plan year ends on November 30 and the measurement date is December 31.  The measurement date for the Company’s other postretirement benefits plan is December 31.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

The following table shows the Company plans’ funded status reconciled with amounts reported in the consolidated balance sheet as of December 31, 2011 and December 31, 2010:

							Other
							Postretirement
	Pension Benefits						Benefits
	2011			2010			2011	2010
	Foreign	Domestic	Total	Foreign	Domestic	Total	Domestic	Domestic
Change in benefit obligation
Benefit obligation at beginning of year	$53,250	$63,125	$116,375	$47,444	$62,432	$109,876	$7,815	$7,576
Service cost	1,890	400	2,290	1,606	368	1,974	16	16
Interest cost	3,037	3,145	6,182	2,587	3,385	5,972	331	401
Employee contributions	104	—	104	89	—	89	—	—
Curtailment gain	—	—	—	—	(5)	(5)	—	—
Benefits paid	(1,734)	(4,423)	(6,157)	(1,407)	(7,384)	(8,791)	(793)	(924)
Plan expenses and premiums paid	(272)	(200)	(472)	(356)	(175)	(531)	—	—
Actuarial loss	4,799	4,179	8,978	6,310	4,504	10,814	(167)	746
Translation difference and other	507	—	507	(3,023)	—	(3,023)	—	—
Benefit obligation at end of year	$61,581	$66,226	$127,807	$53,250	$63,125	$116,375	$7,202	$7,815

Change in plan assets
Fair value of plan assets at beginning of
year	$52,873	$43,103	$95,976	$50,176	$41,690	$91,866	$—	$—
Actual return on plan assets	1,984	178	2,162	4,344	4,601	8,945	—	—
Employer contributions	3,504	4,812	8,316	3,362	4,371	7,733	793	924
Employee contributions	104	—	104	89	—	89	—	—
Benefits paid	(1,734)	(4,423)	(6,157)	(1,407)	(7,384)	(8,791)	(793)	(924)
Plan expenses and premiums paid	(272)	(200)	(472)	(356)	(175)	(531)	—	—
Translation difference	(1,491)	—	(1,491)	(3,335)	—	(3,335)	—	—
Fair value of plan assets at end of year	$54,968	$43,470	$98,438	$52,873	$43,103	$95,976	$—	$—
Net amount recognized	$(6,613)	$(22,756)	$(29,369)	$(377)	$(20,022)	$(20,399)	$(7,202)	$(7,815)
Amounts recognized in the balance sheet
consist of:
Non-current asset	$—	$—	$—	$3,474	$—	$3,474	$—	$—
Current liabilities	(706)	(585)	(1,291)	(262)	(587)	(849)	(747)	(823)
Non-current liabilities	(5,907)	(22,171)	(28,078)	(3,589)	(19,435)	(23,024)	(6,455)	(6,992)
Net amount recognized	$(6,613)	$(22,756)	$(29,369)	$(377)	$(20,022)	$(20,399)	$(7,202)	$(7,815)
Amounts not yet reflected in net periodic
benefit costs and included in
accumulated other comprehensive
loss:
Prior service cost	$(90)	$(542)	$(632)	$(123)	$(624)	$(747)	$—	$—
Accumulated loss	(15,112)	(33,160)	(48,272)	(8,725)	(27,121)	(35,846)	(1,709)	(1,951)
Accumulated other comprehensive
loss (AOCI)	(15,202)	(33,702)	(48,904)	(8,848)	(27,745)	(36,593)	(1,709)	(1,951)
Cumulative employer contributions
in excess of net period benefit cost	8,589	10,946	19,535	8,471	7,723	16,194	(5,493)	(5,864)
Net amount recognized	$(6,613)	$(22,756)	$(29,369)	$(377)	$(20,022)	$(20,399)	$(7,202)	$(7,815)

The accumulated benefit obligation for all defined benefit pension plans was $123,889 ($65,820 Domestic and $58,069 Foreign) and $112,505 ($62,755 Domestic and $49,750 Foreign) at December 31, 2011 and December 31, 2010, respectively.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2011			2010
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$14,672	$66,226	$80,898	$11,390	$63,125	$74,515
Accumulated benefit obligation	13,630	65,820	79,450	10,007	62,755	72,762
Fair value of plan assets	8,172	43,470	51,642	7,540	43,103	50,643

Information for pension plans with a projected benefit obligation in excess of plan assets:

	2011			2010
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$61,581	$66,226	$127,807	$11,390	$63,125	$74,515
Fair value of plan assets	54,968	43,470	98,438	7,540	43,103	50,643

Components of net periodic benefit costs – pension plans:

	2011			2010
	Foreign	Domestic	Total	Foreign	Domestic	Total
Service cost	$1,890	$400	$2,290	$1,606	$368	$1,974
Interest cost	3,037	3,145	6,182	2,587	3,385	5,972
Expected return on plan assets	(2,349)	(3,592)	(5,941)	(2,135)	(3,307)	(5,442)
Settlement charge	—	—	—	—	1,317	1,317
Curtailment charge	—	—	—	—	19	19
Other, amortization, net	265	1,636	1,901	36	1,516	1,552
Net periodic benefit cost	$2,843	$1,589	$4,432	$2,094	$3,298	$5,392

	2009
	Foreign	Domestic	Total
Service cost	$1,776	$342	$2,118
Interest cost	2,545	3,848	6,393
Expected return on plan assets	(1,969)	(2,886)	(4,855)
Settlement charge	—	2,443	2,443
Other, amortization, net	(160)	1,704	1,544
Net periodic benefit cost	$2,192	$5,451	$7,643

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Other changes recognized in other comprehensive income:

	2011			2010
	Foreign	Domestic	Total	Foreign	Domestic	Total
Net loss arising during the period	$5,164	$7,593	$12,757	$4,100	3,204	$7,304
Recognition of amortization in net periodic
benefit cost
Transition asset	—	—	—	4	—	4
Prior service cost	(32)	(82)	(114)	(30)	(104)	(134)
Actuarial loss	(234)	(1,554)	(1,788)	(10)	(2,747)	(2,757)
Effect of exchange rates on amounts included in
AOCI	(793)	—	(793)	(259)	—	(259)
Total recognized in other comprehensive income	4,105	5,957	10,062	3,805	353	4,158
Total recognized in net periodic benefit cost and
other comprehensive loss	$6,948	$7,546	$14,494	$5,899	$3,651	$9,550

	2009
	Foreign	Domestic	Total
Net loss arising during period	$(1,562)	$(1,354)	$(2,916)
Recognition of amortization in net periodic benefit cost
Transition asset	188	—	188
Prior service cost	(35)	(85)	(120)
Actuarial gain (loss)	7	(4,062)	(4,055)
Effect of exchange rates on amounts included in AOCI	261	—	261
Total recognized in other comprehensive loss	(1,141)	(5,501)	(6,642)
Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$1,051	$(50)	$1,001

Components of net periodic benefit costs – other postretirement plan:

	2011	2010	2009
Service cost	$16	$16	$15
Interest cost and other	331	462	419
Net periodic benefit costs	$347	$478	$434

Other changes recognized in other comprehensive income – other post retirement benefit plans:

	2011	2010	2009
Net (loss) gain arising during period	$(167)	$747	$(1,566)
Recognition of amortization in net periodic benefit costs
Prior service cost	—	—	26
Actuarial loss	(75)	(62)	—
Total recognized in other comprehensive (loss) income	(242)	685	(1,540)
Total recognized in net periodic benefit cost and other
comprehensive income (loss)	$105	$1,163	$(1,106)

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next fiscal year:

	Pension Plans			Other Postretirement
	Foreign	Domestic	Total	Benefits
Actuarial loss	$584	$2,169	$2,753	$122
Prior service cost	30	82	112	—
	$614	$2,251	$2,865	$122

Weighted-average assumptions used to determine benefit obligations at December 31, 2011 and December 31, 2010:

			Other Postretirement
	Pension Benefits		Benefits
	2011	2010	2011	2010
U.S. Plans:
Discount rate	4.41%	5.20%	4.15%	4.80%
Rate of compensation increase	3.40%	3.40%	N/A	N/A
Foreign Plans:
Discount rate	4.99%	5.42%	N/A	N/A
Rate of compensation increase	3.58%	3.60%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2011 and December 31, 2010:

			Other Postretirement
	Pension Benefits		Benefits
	2011	2010	2011	2010
U.S. Plans:
Discount rate	5.20%	5.71%	4.80%	5.50%
Expected long-term return on plan assets	8.25%	8.25%	N/A	N/A
Rate of compensation increase	3.40%	3.41%	N/A	N/A

Foreign Plans:
Discount rate	5.49%	5.95%	N/A	N/A
Expected long-term return on plan assets	4.11%	4.34%	N/A	N/A
Rate of compensation increase	3.66%	4.00%	N/A	N/A

The long-term rates of return on assets were selected from within the reasonable range of rates determined by (a) historical real returns for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Assumed health care cost trend rates at December 31, 2011 and December 31, 2010:

	2011	2010
Health care cost trend rate for next year	7.50%	7.70%
Rate to which the cost trend rate is assumed to decline (the
ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2027

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point	1% point
	Increase	Decrease
Effect on total service and interest cost	$28	$(24)
Effect on postretirement benefit obligations	590	(518)

Plan Assets and Fair Value

The Company’s pension plan target asset allocation and the weighted-average asset allocations at December 31, 2011 and December 31, 2010 by asset category were as follows:

	Plan Assets at December 31,
	Target	2011	2010
Asset Category
U.S. Plans
Equity securities	57%	52%	61%
Debt securities	36%	39%	37%
Other	7%	9%	2%
Total	100%	100%	100%

Foreign Plans
Equity securities and other	17%	17%	17%
Debt securities	83%	83%	83%
Total	100%	100%	100%

As of December 31, 2011 and December 31, 2010, “Other” consisted principally of cash and cash equivalents (approximately 9% and 2% of plan assets, respectively).

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

The target asset allocation is reviewed periodically and is determined based on a long-term projection of capital market outcomes, inflation rates, fixed income yields, returns, volatilities and correlation relationships.  The interaction between plan assets and benefit obligations is periodically studied to assist in establishing such strategic asset allocation targets.  Asset performance is monitored with an overall expectation that plan assets will meet or exceed benchmark performance over rolling five-year periods.  The Company’s pension committee, as authorized by the Company’s Board of Directors, has discretion to manage the assets within established asset allocation ranges approved by senior management of the Company.  As of December 31, 2011, the plan’s investments were in compliance with all approved ranges of asset allocations.

The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds and are classified as a Level 1 investment.

Registered Investment Companies

The shares of registered investment companies, which represent the net asset values of shares held by the Plan, are valued at quoted market prices in an exchange and active market and are classified as Level 1 investments.

Common Stock

Common stock is valued at quoted market prices in an exchange and active market and is classified as a Level 1 investment.

Corporate Bonds

Corporate bonds are valued at quoted market prices in an exchange and active market and are classified as a Level 1 investment.

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

Diversified Equity Securities of Registered Investment Companies

Investment in diversified equity securities of registered investment companies is based upon the quoted redemption value of shares in the fund owned by the plan at year end.  The shares of the fund are not available in an exchange or active market; however, the fair value is determined based on the underlying investments in the fund as traded in an exchange and active market and is classified as a Level 2 investment.

Fixed Income Securities of Registered Investment Companies

Investment in fixed income securities of registered investment companies is based upon the quoted redemption value of shares in the fund owned by the plan at year end.  The shares of the fund are not available in an exchange or active market; however, the fair value is determined based on the underlying investments in the fund as traded in an exchange and active market and is classified as a Level 2 investment.

Insurance Contract

Investment in the foreign pension plan insurance contract is valued at reported cash surrender value of the contract at year end.  Cash surrender value is determined based on unobservable inputs, which are contractually determined, regarding returns, fees, and the present value of the future cash flows of the contract.  The contract is classified as a Level 3 investment.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Real Estate

The foreign pension plan’s investment in real estate consists of an investment in a property fund.  The fund’s underlying investments consist of real property, which are valued using unobservable inputs.  The property fund is classified as a Level 3 investment.

As of December 31, 2011 and December 31, 2010, the U.S. and foreign plans’ investments measured at fair value on a recurring basis were as follows:

	Fair Value
	as of	Fair Value Measurements at December 31, 2011
	December 31,	Using Fair Value Hierarchy
U.S. Pension Assets	2011	Level 1	Level 2	Level 3
Cash and cash equivalents	$4,066	$4,066	$—	$—
Large capitalization common stock	11,260	11,260	—	—
Large capitalization registered investment companies	5,629	5,629	—	—
Small capitalization common stock	389	389	—	—
Small capitalization registered investment companies	1,641	1,641	—	—
International developed and emerging markets registered
investment companies	3,848	3,848	—	—
Fixed income corporate securities	9,480	9,480	—	—
Fixed income registered investment companies	5,743	5,743	—	—
Pooled separate accounts	1,414	—	1,414	—
Total U.S. pension plan assets	$43,470	$42,056	$1,414	$—

Foreign Pension Assets
Cash and cash equivalents	$203	$203	$—	$—
Insurance contract (underlying notional investments in
debt and equity securities)	46,797	—	—	46,797
Diversified equity securities - registered investment companies	4,130	—	4,130	—
Fixed income registered investment companies	3,475	—	3,475	—
Real estate registered investment companies	363	—	—	363
Total foreign pension assets	$54,968	$203	$7,605	$47,160
Total pension assets at fair value	$98,438	$42,259	$9,019	$47,160

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

	Fair Value
	as of	Fair Value Measurements at December 31, 2010
	December 31,	Using Fair Value Hierarchy
U.S. Pension Assets	2010	Level 1	Level 2	Level 3
Cash and cash equivalents	$713	$713	$—	$—
Large capitalization common stock	4,944	4,944	—	—
Large capitalization registered investment companies	11,764	11,764	—	—
Small capitalization common stock	1,971	1,971	—	—
Small capitalization registered investment companies	417	417	—	—
International developed and emerging markets registered
investment companies	7,312	7,312	—	—
Fixed income corporate securities	8,781	8,781	—	—
Fixed income registered investment companies	5,820	5,820	—	—
Pooled separate accounts	1,381	—	1,381	—
Total U.S. pension plan assets	$43,103	$41,722	$1,381	$—

Foreign Pension Assets
Cash and cash equivalents	$105	$105	$—	$—
Insurance contract (underlying notional investments in
debt and equity securities)	45,334	—	—	45,334
Diversified equity securities - registered investment companies	4,008	—	4,008	—
Fixed income registered investment companies	3,087	—	3,087	—
Real estate registered investment companies	339	—	—	339
Total foreign pension assets	$52,873	$105	$7,095	$45,673
Total pension assets at fair value	$95,976	$41,827	$8,476	$45,673

Changes in the fair value of the U.S. and foreign plans’ Level 3 investments during the years ended December 31, 2011 and December 31, 2010 were as follows:

	Alternative	Insurance	Real Estate
	Assets	Contract	Fund	Total
Balance at December 31, 2009	$1,892	$43,322	$312	$45,526
Purchases	—	2,901	—	2,901
Sales	(1,895)	—	—	(1,895)
Settlements	—	(1,287)	—	(1,287)
Realized gains	3	—	—	3
Unrealized gains	—	3,469	39	3,508
Currency translation adjustment	—	(3,071)	(12)	(3,083)
Balance at December 31, 2010	—	45,334	339	45,673
Purchases	—	2,592	—	2,592
Settlements	—	(1,376)	—	(1,376)
Unrealized gains	—	1,738	24	1,762
Currency translation adjustment	—	(1,491)	—	(1,491)
Balance at December 31, 2011	$—	$46,797	$363	$47,160

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

The total value of plan assets for the Company’s pension plans is $98,438 and $95,976 as of December 31, 2011 and December 31, 2010, respectively. U.S. pension assets include Company common stock in the amounts of $389 (1% of total U.S. plan assets) and $417 (1% of total U.S. plan assets) at December 31, 2011 and December 31, 2010, respectively.

Cash Flows

Contributions

The Company expects to make minimum cash contributions of $6,826 to its pension plans ($2,933 Domestic and $3,893 Foreign) and $747 to its other postretirement benefit plan in 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

				Other
	Pension Benefits			Postretirement
	Foreign	Domestic	Total	Benefits
2012	$2,098	$4,672	$6,770	$747
2013	1,791	4,933	6,724	727
2014	2,094	4,809	6,903	703
2015	1,707	4,508	6,215	661
2016	2,188	4,489	6,677	630
2017 and beyond	13,603	21,719	35,322	2,631

The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $628, $2,042 and $3,489 in 2011, 2010 and 2009, respectively, representing the annual accrued benefits under this plan.  Included in the 2010 and 2009 charges are settlement charges of $1,317 and $2,443, respectively, in connection with the retirement of the Company’s former CEO.

Defined Contribution Plan

The Company has a 401(k) plan with an employer match covering substantially all domestic employees.  Historically, the plan has paid a nonelective contribution on behalf of participants who have completed one year of service equal to 3% of the eligible participants’ compensation. In 2009, the Company suspended its elective match to the plan and made its nonelective contribution to the plan in the form of Company common stock.  The Company reinstated the elective match to the plan in 2010 and continues to make its nonelective and elective contributions to the plan in the form of Company common stock.  Total Company contributions were $1,624, $2,197 and $1,000 for 2011, 2010 and 2009, respectively.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Note 14 – Debt

Debt is comprised of the following:

	December 31,
	2011	2010
Industrial development authority monthly 5.60% fixed rate demand bonds maturing 2018	$5,000	$5,000
Industrial development authority monthly 5.26% fixed rate demand bond maturing 2028	10,000	10,000
Credit facilities (2.06% weighted average borrowing rate at December 31, 2011)	28,500	55,000
Ohio Department of Development term loan (see below)	3,076	3,395
Other debt obligations (including capital leases)	761	1,350
	47,337	74,745
Short-term debt	—	(77)
Current portion of long-term debt	(636)	(813)
	$46,701	$73,855

During the next five years, payments on the Company’s debt, including capital lease maturities, are due as follows:

2012	$636
2013	534
2014	28,880
2015	384
2016	392
2017 and beyond	$16,511

The Company’s primary credit facility is a syndicated multicurrency credit agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other financial institutions as lenders.  The Company’s maximum principal amount for revolving credit borrowings is $175,000, which can be increased to $225,000 at the Company’s option if lenders agree to increase their commitments and the Company satisfies certain conditions. The maturity date of the Company’s credit line is June 2014.

In May 2008, the Company entered into a financing agreement to issue a $10,000 Industrial Development Revenue Bond (IDRB) to finance the expansion of the Company’s Middletown, Ohio manufacturing facility.  Proceeds from the bond issuance were restricted and could only be used only for capital expenditures related to the expansion.  Of the $10,000 received from the bond issuance, all had been expended as of December 31, 2010.

In addition to the IDRB, the Company’s Middletown, Ohio expansion project was also financed by a low interest rate $3,500 loan from the Ohio Department of Development. Principal repayment on this loan began in September 2010 with its final maturity being in 2021.  The current interest rate of 1% will rise to 2% beginning January 1, 2014 and to 3% beginning January 1, 2019 until final maturity.

The provisions of the agreements require that the Company maintain certain financial ratios and covenants, all of which the Company was in compliance with as of December 31, 2011 and December 31, 2010. At December 31, 2011 and December 31, 2010, the Company had approximately $28,500 and $55,000 outstanding on these credit lines at a weighted average borrowing rate of 2.06% and 2.02% (LIBOR plus a spread), respectively. The Company has entered into interest rate swaps in order to fix a portion of its variable rate debt and mitigate the risks associated with higher interest rates. The combined notional value of the swaps was $15,000 at both December 31, 2011 and December 31, 2010 respectively.  As of December 31, 2011, the Company is currently receiving a LIBOR rate and paying an additional average fixed rate of approximately 5% on its interest rate swaps.  The Company’s swaps mature in 2012.

At December 31, 2011 and December 31, 2010, the amounts at which the Company’s debt is recorded are not materially different from their fair market value.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Note 15 – Equity and Stock-Based Compensation

The Company has 30,000,000 shares of common stock authorized, with a par value of $1, and 12,911,508 shares issued as of December 31, 2011.

Holders of record of the Company’s common stock for a period of less than 36 consecutive calendar months or less are entitled to 1 vote per share of common stock. Holders of record of the Company’s common stock for a period greater than 36 consecutive calendar months are entitled to 10 votes per share of common stock.

The Company is authorized to issue 10,000,000 shares of preferred stock, $1 par value, subject to approval by the Board of Directors. The Board of Directors may designate one or more series of preferred stock and the number of shares, rights, preferences, and limitations of each series. As of December 31, 2011, no preferred stock has been issued.

The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) in 2009.  The registration statement was declared effective on January 29, 2010 and permits the Company to offer and sell from time to time in one or more public offerings up to $100 million aggregate dollar amount of its securities, which may be shares of preferred stock (either separately or represented by depositary shares), common stock, debt securities and warrants to purchase the Company’s debt or equity securities, as well as units that include any of these securities, on terms, in each case, established at the time of the offering.  The registration statement provides the Company with the ability to issue registered debt or equity securities on an accelerated basis.  The Company sold 1,265,000 shares of its common stock during the second quarter of 2011.  The Company received gross proceeds of $51,233.  The Company used the proceeds to repay a portion of its revolving credit line during the second quarter of 2011.

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

The Company recognized share-based compensation expense in selling, general and administrative expenses in its Consolidated Statement of Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, which comprised the following:

	December 31,
	2011	2010	2009
Stock options	$482	$404	$241
Nonvested stock awards	1,430	1,096	989
Employee stock purchase plan	44	42	49
Non-elective and elective 401(k) matching contribution in stock	1,497	1,424	723
Director stock ownership plan	60	130	128
Total share-based compensation expense	$3,513	$3,096	$2,130

Based on historical experience, the Company has assumed a forfeiture rate of 13% on the nonvested stock. The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than market value on the date of the grant. Most options become exercisable between one and three years after the date of the grant for a period of time determined by the Company, but not to exceed seven years from the date of grant. Common stock awards issued under the LTIP program are subject only to time vesting over a three to five-year period. In addition, as part of the Company’s Global Annual Incentive Plan (“GAIP”), nonvested shares may be issued to key employees, which generally vest over a two to five-year period.

As of December 31, 2011, the Company recorded $109 of excess tax benefits in capital in excess of par value on its Consolidated Balance Sheet related to stock option exercises. During 2010, the Company recorded $2,558 of excess tax benefits in capital in excess of par value on its Consolidated Balance Sheet related to stock option exercises, which occurred over the current and prior years.  In previous years, the Company’s actual taxable income in affected jurisdictions was not sufficient to recognize these benefits, while the Company’s full-year 2010 taxable income was sufficient to recognize these benefits.  For 2011 and 2010, the Company recognized these benefits as a cash inflow from financing activities in its Consolidated Statement of Cash Flows which represents the Company’s estimate of cash savings during 2011 and 2010.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Stock option activity under all plans is as follows:

	2011			2010
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
	Number of	Price	Contractual	Number of	Price	Contractual
	Shares	per Share	Term (years)	Shares	per Share	Term (years)
Options outstanding at January 1,	303,444	$14.19		526,508	$16.66
Options granted	36,835	37.37		110,939	18.82
Options exercised	(75,919)	18.02		(324,903)	19.59
Options forfeited	(11,018)	13.67		—	—
Options expired	—	—		(9,100)	20.71
Options outstanding at December 31,	253,342	$16.43	4.7	303,444	$14.19	4.9
Options exercisable at December 31,	98,239	$11.83	4.3	64,463	$17.27	2.5

The total intrinsic value of options exercised during 2011 was approximately $1,107. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of December 31, 2011, the total intrinsic value of options outstanding was $5,739, and the total intrinsic value of exercisable options was approximately $2,677.

A summary of the Company’s outstanding stock options at December 31, 2011 is as follows:

			Number	Weighted	Weighted	Number	Weighted
			Outstanding	Average	Average	Exercisable	Average
Range of			at	Contractual	Exercise	at	Exercise
Exercise Prices			12/31/2011	Life	Price	12/31/2011	Price
$3.74	-	$7.47	109,026	4.16	$6.93	58,466	$6.93
$7.48	-	$18.69	—	—	—	—	—
$18.70	-	$22.42	107,481	4.83	18.90	39,773	19.03
$22.43	-	$33.63	—	—	—	—	—
$33.64	-	$37.37	36,835	6.17	37.37	—	—
			253,342	4.7	16.43	98,239	11.83

As of December 31, 2011, unrecognized compensation expense related to options granted in 2009 was $18, for options granted during 2010 was $233 and for options granted in 2011 was $361.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

The Company granted stock options under its LTIP plan, subject only to time vesting over a three-year period. Stock options awarded in 2011, 2010, 2009 and 2008 were valued using the Black-Scholes option pricing model with the following assumptions in each respective year:

	Year Ended December 31,
	2011	2010	2009	2008
Stock option awards	36,835	110,939	165,990	145,184
Dividend yield	5.00%	5.10%	3.90%	4.10%
Expected volatility	62.13%	53.72%	44.22%	30.31%
Risk-free interest rate	1.99%	2.85%	2.09%	3.15%
Expected term (years)	5.0	6.0	6.0	6.0

These awards are being amortized on a straight-line basis over the respective vesting period of each award. The compensation expense recorded on each award during 2011, 2010 and 2009, respectively, is as follows:

	Year Ended December 31,
	2011	2010	2009
2011 Stock option awards	$139	$—	$—
2010 Stock option awards	$224	$209	$—
2009 Stock option awards	$113	$112	$94
2008 Stock option awards	$6	$72	$72

Nonvested shares granted under the Company’s LTIP plans are shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2010	163,076	$14.89
Granted	58,350	$36.53
Vested	(42,412)	$22.25
Forfeited	(9,151)	$11.65
Nonvested awards, December 31, 2011	169,863	$20.66

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of December 31, 2011, unrecognized compensation expense related to these awards was $1,648, to be recognized over a weighted average remaining period of 1.89 years.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Nonvested shares granted under the Company’s GAIP plan are shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2010	63,250	$7.72
Granted	—	$—
Vested	—	$—
Forfeited	(1,000)	$7.72
Nonvested awards, December 31, 2011	62,250	$7.72

As of December 31, 2011, unrecognized compensation expense related to these awards was $40 to be recognized over a weighted average remaining period of 0.25 years.

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

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Company’s Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may elect which would adjust the number of shares. As of December 31, 2011, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock may elect to receive payment of a percentage (up to 100%) of their annual retainer in shares of common stock. Currently, the annual retainer is $40. The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Note 16 – Earnings Per Share

The Company follows FASB’s guidance regarding the calculation of earnings per share for nonvested stock awards with rights to non-forfeitable dividends.  The guidance requires nonvested stock awards with rights to non-forfeitable dividends to be included as part of the basic weighted average share calculation under the two-class method.

The following table summarizes EPS calculations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009:

	December 31,
	2011	2010	2009
Basic Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$43,569	$31,807	$16,220
Less: income allocated to participating securities	(782)	(654)	(280)
Net income available to common shareholders	$42,787	$31,153	$15,940

Basic weighted average common shares outstanding	12,159,958	11,039,410	10,806,518
Basic earnings per common share	$3.52	$2.82	$1.48

Diluted Earnings per Common Share
Net income attributable to Quaker Chemical Corporation	$43,569	$31,807	$16,220
Less: income allocated to participating securities	(775)	(646)	(279)
Net income available to common shareholders	$42,794	$31,161	$15,941

Basic weighted average common shares outstanding	12,159,958	11,039,410	10,806,518
Effect of dilutive securities, employee stock options	158,215	202,551	59,244
Diluted weighted average common shares outstanding	12,318,173	11,241,961	10,865,762
Diluted earnings per common share	$3.47	$2.77	$1.47

The following numbers of stock options are not included in dilutive earnings per share since in each case the effect would have been anti-dilutive: 11,683 in 2011, 0 in 2010 and 360,518 in 2009.

Note 17—Business Segments

The Company organizes its segments by type of product sold.  The Company’s reportable segments are as follows:

•	Metalworking process chemicals—industrial process fluids for various heavy industrial and manufacturing applications.

•	Coatings—temporary and permanent coatings for metal and concrete products and chemical milling maskants.

•	Other chemical products—other various chemical products.

Segment data includes direct segment costs, as well as general operating costs, which includes depreciation that is allocated to each segment based on net sales. Any inter-segment transactions are immaterial for each period.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

The following table presents information about the reported segments for the years ended December 31, 2011, December 31, 2010 and December 31, 2009:

	Metalworking		Other
	Process		Chemical
	Chemicals	Coatings	Products	Total
2011
Net sales	$641,325	$39,182	$2,724	$683,231
Operating income for reportable segments	110,118	9,275	112	119,505
Depreciation	10,222	624	43	10,889
Segment assets	483,984	20,644	893	505,521
Expenditures for long-lived assets	11,706	411	—	12,117
2010
Net sales	$511,305	$30,999	$1,759	$544,063
Operating income (loss) for reportable segments	98,427	7,093	(77)	105,443
Depreciation	9,150	555	31	9,736
Segment assets	430,383	18,201	846	449,430
Expenditures for long-lived assets	8,983	370	1	9,354
2009
Net sales	$419,226	$30,372	$1,892	$451,490
Operating income (loss) for reportable segments	72,440	6,798	(129)	79,109
Depreciation	8,630	625	39	9,294
Segment assets	376,745	17,592	955	395,292
Expenditures for long-lived assets	13,747	58	29	13,834

Operating income is comprised of revenue less related costs and expenses. Nonoperating expenses primarily consist of general corporate expenses identified as not being a cost of operation, interest expense, interest income, and license fees from non-consolidated affiliates.

A reconciliation of total segment operating income to total consolidated income before taxes and equity in net income of associated companies for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 is as follows:

	2011	2010	2009
Total operating income for reportable segments	$119,505	$105,443	$79,109
Non-income tax contingency charge	—	(4,132)	—
CEO transition charges	—	(1,317)	(2,443)
Restructuring and related charges	—	—	(2,289)
Non-operating charges	(58,689)	(50,744)	(46,980)
Depreciation of corporate assets and amortization	(2,904)	(1,119)	(1,309)
Consolidated operating income	57,912	48,131	26,088
Interest expense	(4,666)	(5,225)	(5,533)
Interest income	1,081	1,201	728
Other income, net	5,050	2,106	2,409
Consolidated income before taxes and equity in net
income of associated companies	$59,377	$46,213	$23,692

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Net sales are attributed to geographic region based on the location of the originating seller.  Net sales and long-lived assets by geographic area as of and for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 is as follows:

	2011	2010	2009
Net sales
North America	$268,519	$190,623	$172,035
Europe	178,695	148,426	130,217
Asia/Pacific	151,468	125,189	93,389
South America	79,181	75,169	52,197
South Africa	5,368	4,656	3,652
Consolidated	$683,231	$544,063	$451,490

	2011	2010	2009
Long-lived assets
North America	$85,169	$82,383	$67,523
Europe	19,215	24,793	28,599
Asia/Pacific	15,225	14,099	13,360
South America	6,577	6,998	6,280
South Africa	28	41	25
Consolidated	$126,214	$128,314	$115,787

Note 18 – Business Acquisitions

In October 2011, the Company acquired G.W. Smith & Sons, Inc. for approximately $14,518. G.W Smith manufactures and distributes high quality die casting lubricants, and, also, distributes metalworking fluids.  The Company allocated $6,260 of intangible assets, comprising trade names and formulations, to be amortized over 15 years; a trademark to be amortized over 5 years; a non-competition agreement to be amortized over 5 years; and customer lists to be amortized over 16 years.  In addition, the Company recorded $1,120 of goodwill, all of which will be tax deductible and was assigned to the metalworking process chemical segment.   Liabilities assumed include a hold-back of consideration to be paid to the former shareholder at one year from the acquisition date, absent the occurrence of unforeseen obligations.

In July 2011, the Company acquired the remaining 60% ownership interest in Tecniquimia Mexicana, S.A. de C.V., the Company’s Mexican equity affiliate, for approximately $10,500.  As part of the acquisition, the Company recorded a one-time non-cash gain in other income of approximately $2,718 to revalue the previously held ownership interest in Tecniquimia to its fair value.  The acquisition strengthens the Company’s position in the growing Mexican market. The Company allocated $3,556 of intangible assets, comprising trade names and trademarks, to be amortized over 5 years; and customer lists, to be amortized over 20 years.  In addition, the Company recorded $6,773 of goodwill, none of which will be tax deductible, and was assigned to the metalworking process chemicals segment.  Liabilities assumed include a hold-back of consideration to be paid to the former shareholders at one year from the purchase date, absent the occurrence of unforeseen obligations.

In December 2010, the Company completed the acquisition of Summit Lubricants, Inc., which manufactures and distributes specialty greases and lubricants, for approximately $29,116, which was subject to certain post closing adjustments.  The Company paid an additional $717 during 2011 to finalize the post closing adjustments. The Company allocated $17,100 to intangible assets, comprising formulations, to be amortized over 15 years; customer lists, to be amortized over 20 years; a non-competition agreement, to be amortized over 5 years; and a trademark, which was assigned an indefinite life.  In addition, the Company recorded $3,423 of goodwill, all of which will be tax deductible, and was assigned to the metalworking process chemicals segment.  Liabilities assumed include an earnout to be paid to the former shareholders if certain earnings targets are met by the end of 2013.  During 2011, the Company recorded a pre-tax gain of approximately $595 in other income on its Consolidated Statement of Income to adjust this contingent consideration liability to its updated fair value.

In July 2010, the Company completed the acquisition of the assets of D.A. Stuart’s U.S. aluminum hot rolling oil business from Houghton International for $6,793. This acquisition strategically strengthens the Company’s position in the non-ferrous industry. The Company allocated $2,351 to intangible assets, comprising customer lists, to be amortized over 15 years; trade names, to be amortized over 10 years; and a trademark, to be amortized over one year.  In addition, the Company recorded $3,133 of goodwill, all of which will be tax-deductible, and was assigned to the metalworking process chemicals segment.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

The following tables show the allocation of the purchase price of the assets and liabilities acquired during 2011 and 2010.  The pro-forma results of operations have not been provided because the effects were not material for all acquisitions:

	Quaker	GW Smith
2011 Acquisitions	Tecniquimia	& Sons, Inc.	Total
Current assets	$8,946	$6,138	$15,084
Fixed assets	4,308	2,869	7,177
Intangibles	3,556	6,260	9,816
Goodwill	6,773	1,120	7,893
Other long-term assets	1,355	1	1,356
Total assets purchased	24,938	16,388	41,326
Current liabilities	(2,224)	(1,001)	(3,225)
Long-term liabilities	(6,869)	—	(6,869)
Present value of hold-back	(1,754)	(869)	(2,623)
Total liabilities assumed	(10,847)	(1,870)	(12,717)
Additional minimum pension liability	987	—	987
Total equity assumed	987	—	987
Fair value of previously held equity interest	(4,578)	—	(4,578)
Cash paid for acquisitions	$10,500	$14,518	$25,018

Included in the 2011 acquisitions of Quaker Tecniquimia and G.W. Smith & Sons, Inc. was approximately $258 of cash acquired.

	D.A.	Summit
2010 Acquisitions	Stuart	Lubricants	Total
Current assets	$1,176	$6,198	$7,374
Fixed assets	133	9,811	9,944
Intangibles	2,351	17,100	19,451
Goodwill	3,133	3,423	6,556
Total assets purchased	6,793	36,532	43,325
Current liabilities	—	(1,349)	(1,349)
Earnout	—	(5,350)	(5,350)
Total liabilities assumed	—	(6,699)	(6,699)
Cash paid for acquisitions	$6,793	$29,833	$36,626

Included in the 2010 acquisition of Summit is a $717 post closing adjustment paid during 2011.  Also, the Company finalized its valuation of the assets acquired and liabilities assumed at the acquisition date and recorded related non-cash adjustments to fixed assets and goodwill.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Note 19 – Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter of 2011 and no impairment charge was warranted. The Company has recorded no impairment charges in the past.  The changes in carrying amount of goodwill for the years ended December 31, 2011 and December 31, 2010 are as follows:

	Metalworking
	Process
	Chemicals	Coatings	Total
Balance as of December 31, 2009	$38,434	$8,081	$46,515
Goodwill additions	6,220	—	6,220
Currency translation adjustments and other	23	—	23
Balance as of December 31, 2010	$44,677	$8,081	$52,758
Goodwill additions	8,229	—	8,229
Currency translation adjustments and other	(2,835)	—	(2,835)
Balance as of December 31, 2011	$50,071	$8,081	$58,152

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of December 31 are as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2011	2010	2011	2010
Amortized intangible assets
Customer lists and rights to sell	$30,435	$24,379	$6,386	$4,974
Trademarks and patents	4,685	2,035	1,991	1,800
Formulations and product technology	5,278	5,278	3,090	2,708
Other	5,309	4,004	3,557	3,284
Total	$45,707	$35,696	$15,024	$12,766

The Company recorded $2,338, $988 and $1,078 of amortization expense in 2011, 2010 and 2009, respectively. Estimated annual aggregate amortization expense for the subsequent five years is as follows:

For the year ended December 31, 2012	$2,918
For the year ended December 31, 2013	$2,738
For the year ended December 31, 2014	$2,502
For the year ended December 31, 2015	$2,502
For the year ended December 31, 2016	$2,036

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at December 31, 2011 and December 31, 2010.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Note 20 – Other Assets

Other assets comprise:

	December 31,
	2011	2010
Restricted insurance settlement	$27,720	$29,480
Pension assets	—	3,474
Deferred compensation assets	945	1,068
Supplemental retirement income program	1,508	2,033
Uncertain tax positions	1,842	2,846
Other	3,341	3,660
Total	$35,356	$42,561

In December 2005, an inactive subsidiary of the Company reached a settlement agreement and release with one of its insurance carriers for $15,000. In accordance with the agreement, the subsidiary received $7,500 cash in December 2005 and the remaining $7,500 in December of 2006. In the first quarter of 2007, the subsidiary reached a settlement agreement and release with another one of its insurance carriers for $20,000 payable in four annual installments of $5,000, the final of which was received in the first quarter of 2010. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. The proceeds of the settlement and release agreements have been deposited into interest bearing accounts which earned approximately $80 and $122 in 2011 and 2010, respectively, offset by $1,840 and $1,640 of payments in 2011 and 2010, respectively. Due to the restricted nature of the proceeds, a corresponding deferred credit was established in “Other non-current liabilities” for an equal and offsetting amount, and will remain until the restrictions lapse or the funds are exhausted via payments of claims and costs of defense. See Notes 21 and 22 of Notes to Consolidated Financial Statements.

Note 21 – Other Non-Current Liabilities

Other non-current liabilities comprise:

	December 31,
	2011	2010
Restricted insurance settlement	$27,720	$29,480
Uncertain tax positions (includes interest and penalties)	16,285	10,985
Environmental reserves	934	961
Fair value of interest rate swaps	—	1,026
Acquisition consideration	5,869	5,350
Other (primarily deferred and long-term compensation)	4,010	3,359
Total	$54,818	$51,161

See also Notes 20 and 22 of Notes to Consolidated Financial Statements.

Note 22 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000.  In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. As of December 31, 2011, the Company believes that the range of potential-known liabilities associated with ACP contamination, including the water and soil remediation program, is approximately $1,400 to $2,400, for which the Company has sufficient reserves.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

The low and high ends of the range are based on the length of operation of the two extraction wells as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction wells, groundwater monitoring and program management. The duration of the well operation was estimated based on historical trends in concentrations in the monitoring wells within the proximity of the applicable extraction wells. Also factored into the model was the impact of water injected into the underground aquifer from a planned water treatment system to be installed by OCWD adjacent to P-2. Based on the modeling, it is estimated that P-2 will operate for another two to five years and P-3 will operate for another two to five years. Operation and maintenance costs were based on historical expenditures and estimated inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $493 and $374 was accrued at December 31, 2011 and December 31, 2010, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received.  To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $4,900 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary has challenged the applicability of these limits to the claims being brought against the subsidiary. In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and in the first quarter of 2007 for $15,000 and $20,000, respectively. The payments under the latest settlement and release agreement were structured to be received over a four-year period with annual installments of $5,000, the final installment of which was received in the first quarter of 2010. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. The agreement continues until terminated and can only be terminated by either party by providing the other party with a minimum of two years prior written notice.  At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary. See also Notes 20 and 21 of Notes to Consolidated Financial Statements.

If the subsidiary’s assets and insurance coverage were to be exhausted, claimants of the subsidiary may actively pursue claims against the Company because of the parent-subsidiary relationship. Although asbestos litigation is particularly difficult to predict, especially with respect to claims that are currently not being actively pursued against the Company, the Company does not believe that such claims would have merit or that the Company would be held to have liability for any unsatisfied obligations of the subsidiary as a result of such claims. After evaluating the nature of the claims filed against the subsidiary and the small number of such claims that have resulted in any payment, the potential availability of additional insurance coverage at the subsidiary level, the additional availability of the Company’s own insurance and the Company’s strong defenses to claims that it should be held responsible for the subsidiary’s obligations because of the parent-subsidiary relationship, the Company believes it is not probable that the Company will incur any material losses. All of the asbestos cases pursued against the Company challenging the parent-subsidiary relationship are in the early stages of litigation. The Company has been successful to date having claims naming it dismissed during initial proceedings. Since the Company may be in this early stage of litigation for some time, it is not possible to estimate additional losses or range of loss, if any.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

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

In 2010, the Company recorded a net charge of $4,132, which consisted of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries.  At December 31, 2011 and December 31, 2010, the Company had $0 and $1,805, respectively, accrued for remaining payments to be made under tax dispute settlements entered into by the subsidiary. The change in the accrual from December 31, 2010 reflects year-to-date payments made in accordance with the Company’s tax dispute settlements.

The charges taken by the Company in 2010 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $16,000 with one jurisdiction representing approximately 81 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

The Company leases certain manufacturing and office facilities and equipment under non-cancelable operating leases with various terms from 1 to 8 years expiring in 2019. Rent expense for 2011, 2010 and 2009 was $5,282, $5,112 and $4,885, respectively. The Company’s minimum rental commitments under non-cancelable operating leases at December 31, 2011 for future years were approximately:

2012	$4,675
2013	$3,583
2014	$2,898
2015	$2,403
2016	$2,169
2017 and beyond	$926

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands except per share amounts)

Note 23 – Quarterly Results (unaudited)

	First (1)	Second	Third (2)	Fourth (3)
2011
Net sales	$159,865	$167,792	$182,313	$173,261
Gross profit	52,734	53,766	59,486	56,664
Operating income	14,100	14,941	17,504	11,367
Net income attributable to Quaker Chemical Corporation	10,600	9,841	13,358	9,770
Net income attributable to Quaker Chemical Corporation
Common Shareholders - Basic	$0.92	$0.80	$1.04	$0.76
Net income attributable to Quaker Chemical Corporation
Common Shareholders - Diluted	$0.91	$0.79	$1.03	$0.75

2010
Net sales	$128,320	$135,991	$137,669	$142,083
Gross profit	47,340	48,531	49,028	47,890
Operating income	13,671	13,413	9,431	11,616
Net income attributable to Quaker Chemical Corporation	9,419	9,153	6,340	6,895
Net income attributable to Quaker Chemical Corporation
Common Shareholders - Basic	$0.85	$0.82	$0.56	$0.60
Net income attributable to Quaker Chemical Corporation
Common Shareholders - Diluted	$0.84	$0.80	$0.55	$0.59

(1)
Net income attributable to Quaker Chemical Corporation includes tax benefits of approximately $0.11 per diluted common share in the first quarters of 2011 and 2010 resulting from the derecognition of several uncertain tax positions due to the expiration of applicable statutes of limitation.  Net income attributable to Quaker Chemical Corporation in the first quarter of 2010 includes a devaluation charge related to the Company’s 50% owned equity affiliate in Venezuela of approximately $0.03 per diluted common share.

(2)
Net income attributable to Quaker Chemical Corporation in the third quarter of 2011 includes a $0.22 per diluted share non-cash gain representing the revaluation of the Company’s previously held ownership interest in its Mexican equity affiliate to its fair value related to the purchase of the remaining ownership interest in this affiliate.  Net income attributable to Quaker Chemical Corporation also includes tax benefits of approximately $0.03 and $0.04 per diluted common share in the third quarters of 2011 and 2010, respectively, resulting from the derecognition of several uncertain tax positions to the expiration of applicable statutes of limitation.  Net income attributable to Quaker Chemical Corporation in the third quarter of 2010 also includes CEO transition costs of approximately $0.08 per diluted common share and a non-income tax contingency charge of approximately $0.21 per diluted common share.

(3)
Net income attributable to Quaker Chemical Corporation includes tax benefits of approximately $0.02 and $0.06 per diluted common share in the fourth quarter of 2011 and 2010, respectively, resulting from the derecognition of several uncertain tax positions to the expiration of applicable statutes of limitation.  Net income attributable to Quaker Chemical Corporation in the fourth quarter of 2011 also includes a $0.03 per diluted share gain related to a fair value adjustment to a contingent consideration liability.  Net income attributable to Quaker Chemical Corporation in the fourth quarter of 2010 also includes a non-income tax contingency charge of approximately $0.05 per diluted common share and a charge of approximately $0.05 per diluted common share related to an out-of-period adjustment at one of the Company’s equity affiliates.  See Note 6 of Notes to the Consolidated Financial Statements for further discussion.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on its assessment, Quaker’s management has concluded that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Management has excluded Tecniquimia Mexicana S.A. de C.V. and G.W Smith & Sons, Inc. from our assessment of internal control over financial reporting as of December 31, 2011 because these entities were acquired by the Company in purchase business combinations on July 12, 2011 and October 3, 2011, respectively. These entities are wholly owned subsidiaries, whose total assets and total revenues in the aggregate represent 8% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Controls Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2011.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference is (i) the information beginning immediately following the caption “Proposal 1—Election of Directors and Nominee Biographies” in the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 9, 2012 to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2011 (the “2012 Proxy Statement”) to, but not including, the caption “Corporate Governance,” (ii) the information appearing in Item 4(a) of this Report, (iii) the information in the 2012 Proxy Statement beginning with and including the sub-caption, “Section 16(a) Beneficial Ownership Reporting Compliance” to, but not including the caption “Certain Relationships and Related Transactions,” and (iv) the information in the 2012 Proxy Statement beginning with and including the sub-caption “Code of Conduct” to, but not including the caption “Compensation Committee Interlocks and Insider Participation.”

Item 11.	Executive Compensation.

Incorporated by reference is the information in the 2012 Proxy Statement beginning with and including the caption “Compensation Committee Interlocks and Insider Participation” to, but not including the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference is the information in the 2012 Proxy Statement beginning immediately following the caption “Stock Ownership of Certain Beneficial Owners and Management” to, but not including the sub-caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2011. Each number of securities reflected in the table is a reference to shares of Quaker common stock.

Equity Compensation Plans

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	253,342	$16.43	938,273	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	253,342	$16.43	938,273

(1)
As of December 31, 2011, 302,500 of these shares were available for issuance as restricted stock awards under the Company’s 2001 Global Annual Incentive Plan, 33,169 shares were available for issuance upon the exercise of stock options and/or as restricted stock awards under the Company’s 2006 Long-Term Performance Incentive Plan, 575,572 shares were available for issuance upon the exercise of stock options and/or as restricted stock awards under the Company’s 2011 Long-Term Performance Incentive Plan, and 27,032 shares were available for issuance under the 2003 Director Stock Ownership Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference is the information in the 2012 Proxy Statement beginning immediately following the sub-caption “Certain Relationships and Related Transactions” to, but not including, the caption “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm,” and the additional information in the 2012 Proxy Statement beginning with and including the sub-caption “Director Independence” to, but not including the sub-caption “Governance Committee Procedures for Selecting Director Nominees.”

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference is the information in the 2012 Proxy Statement beginning with and including the sub-caption “Audit Fees” to, but not including the statement recommending a vote for ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2012.

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

10.4 —	2001 Global Annual Incentive Plan as approved May 9, 2001, effective January 1, 2001. Incorporated by reference to Exhibit 10(hh) as filed by Registrant with Form 10-K for the year 2001.*

10.5 —	2003 Director Stock Ownership Plan as approved May 14, 2003. Incorporated by reference to Exhibit 10(ww) as filed by the Registrant with Form 10-K for the year 2003.*

10.6 —
Change in Control Agreement by and between Registrant and Jose Luiz Bregolato, dated June 23, 2004, effective May 14, 2004. Incorporated by reference to Exhibit 10(aaa) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2004.*

10.7 —
Credit Agreement between Registrant and Bank of America, N.A. and ABN AMRO Bank, N.V. and Banc of America Securities, in the amount of $100,000,000, dated October 14, 2005. Incorporated by reference to Exhibit 10(jjj) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2005.

10.8 —
Settlement Agreement and Release between Registrant, an inactive subsidiary of the Registrant, and Hartford Accident and Indemnity Company dated December 12, 2005. Incorporated by reference to Exhibit 10(nnn) as filed by the Registrant with Form 10-K for the year 2005.

10.9 —	Amendment to Registrant’s Deferred Compensation Plan for key officers dated December 20, 2005. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on December 22, 2005.*

10.10 —	2001 Global Annual Incentive Plan, as amended and restated. Incorporated by reference to Appendix D to the Registrant’s definitive proxy statement filed on March 31, 2006.*

10.11 —	2006 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix E to the Registrant’s definitive proxy statement filed on March 31, 2006.*

10.12 —
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

10.14 —
Employment Agreement by and between L. Willem Platzer and Quaker Chemical B.V., a Netherlands corporation and a subsidiary of Registrant, dated August 21, 2006. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on August 22, 2006.*

10.15 —
First Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated October 6, 2006.  Incorporated by reference to Exhibit 10.30 as filed by the Registrant with Form 10-K for the year ended 2008.

10.16 —
2006 Long-Term Performance Incentive Plan (amended and restated effective November 8, 2006). Incorporated by reference to Exhibit 10(www) as filed by the Registrant with Form 10-K for the year ended 2006.*

10.17 —
Financing Agreement by and among Montgomery County Industrial Development Authority and Registrant and Brown Brothers Harriman & Co. dated February 1, 2007. Incorporated by reference to Exhibit 10(yyy) as filed by the Registrant with Form 10-K for the year ended 2006.

10.18 —
Settlement Agreement and Release between Registrant, an inactive subsidiary of Registrant and Federal Insurance Company dated March 26, 2007. Incorporated by reference to Exhibit 10(zzz) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007.

10.19 —
Change in Control Agreement by and between Registrant and L. Willem Platzer dated April 2, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10(aaaa) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007.*

10.20 —
Change in Control Agreement by and between Registrant and Jan F. Nieman dated June 27, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10 (cccc) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2007.*

10.21 —
Memorandum of Employment dated June 28, 2007 between Registrant and Mark A. Featherstone, effective April 9, 2007. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on July 2, 2007.*

10.22 —
Amendment No.1 to the Registrant’s Director Stock Ownership Plan (as amended March 7, 2007) approved on July 25, 2007. Incorporated by reference to Exhibit 10.37 as filed by the Registrant with Form 10-K for the year ended 2008.*

10.23 —
Second Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated August 13, 2007. Incorporated by reference to Exhibit 10(eeee) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.

10.24 —
Claim Handling and Funding Agreement between SB Decking, Inc., an inactive subsidiary of Registrant, and Employers Insurance Company of Wausau dated September 25, 2007. Incorporated by reference to Exhibit 10(ffff) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.

10.25 —
Settlement Agreement and Mutual Release entered into between AC Products, Inc., wholly owned subsidiary of Registrant, and Orange County Water District, effective November 8, 2007.  Incorporated by reference to Exhibit 10.47 as filed by the Registrant with Form 10-K for the year ended 2007.

10.26 —
Financing Agreement by and among Butler County Port Authority and Registrant and Brown Brothers Harriman & Co. dated May 15, 2008.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.27 —
Engineering, Procurement and Construction Contract by and between Registrant and FMC Technologies, Inc., effective May 14, 2008.  Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.28 —
Employment, Transition and Consulting Agreement by and between Registrant and Ronald J. Naples dated May 22, 2008, effective May 7, 2008.  Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008. *

10.29 —
1995 Naples Supplemental Retirement Income Program and Agreement (as amended and restated effective May 7, 2008) dated May 22, 2008.  Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008. *

10.30 —
Employment Agreeement by and between Registrant and Michael F. Barry dated July 1, 2008.  Incorporated by reference to Exhibit 10.5 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008. *

10.31 —
Change in Control Agreement by and between Registrant and Michael F. Barry dated July 1, 2008.  Incorporated by reference to Exhibit 10.6 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008. *

10.32 —
Butler County Port Authority Industrial Development Revenue Bond dated May 15, 2008.  Incorporated by reference to Exhibit 10.7 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.33 —
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

10.34 —
Memorandum of Employment by and between Registrant and Joseph F. Matrange dated  September 30, 2008. Incorporated by reference to Exhibit 10.48 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.35 —
Memorandum of Employment by and between Registrant and D. Jeffry Benoliel dated October 1, 2008. Incorporated by reference to Exhibit 10.49 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.36 —
Amendment to Memorandum of Employment by and between Mark A. Featherstone and Registrant dated November 19, 2008, effective January 1, 2008. Incorporated by reference to Exhibit 10.52 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.37 —
Change in Control Agreement by and between Registrant and Mark A. Featherstone dated November 19, 2008, effective January 1, 2008. Incorporated by reference to Exhibit 10.53 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.38 —
Change in Control Agreement by and between Registrant and D. Jeffry Benoliel dated November 19, 2008, effective January 1, 2008. Incorporated by reference to Exhibit 10.54 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.39 —
Change in Control Agreement by and between Registrant and Joseph F. Matrange dated November 19, 2008, effective October 1, 2008. Incorporated by reference to Exhibit 10.55 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.40 —
Change in Control Agreement by and between Registrant and Ronald S. Ettinger dated November 19, 2008, effective October 1, 2008. Incorporated by reference to Exhibit 10.56 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.41 —
Change in Control Agreement by and between Registrant and George H. Hill dated November 19, 2008, effective October 1, 2008.  Incorporated by reference to Exhibit 10.57 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.42 —
Supplemental Retirement Income Program (as amended and restated effective January 1, 2008), approved November 19, 2008. Incorporated by reference to Exhibit 10.58 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.43 —
Amendment No. 1 to the 2001 Global Annual Incentive Plan (as amended and restated effective January 1, 2006), approved November 19, 2008. Incorporated by reference to Exhibit 10.60 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.44 —
Amendment No. 1 to the 2006 Long-Term Performance Incentive Plan (as amended and restated effective November 8, 2006), approved November 19, 2008. Incorporated by reference to Exhibit 10.61 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.45 —
Third Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated February 13, 2009, effective February 17, 2009. Incorporated by reference to Exhibit 10.62 as filed by the Registrant with Form 10-K for the year ended 2008.

10. 46 —
Amendment No. 2 to the Quaker Chemical Corporation 2003 Director Stock Ownership Plan (As Amended March 7, 2007). Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2009. *

10.47 —
Amended Expatriate Agreement by and between Jan F. Nieman and Quaker Chemical (China) Ltd., Quaker Chemical Limited (Hong Kong) and Quaker Chemical B.V., all subsidiaries of Registrant, dated April 6, 2010, Effective March 1, 2010.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010. *

10.48 —
Employment Agreement by and between Registrant and Joseph Berquist dated April 1, 2010.  Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010. *

10.49 —
Change in Control Agreement by and between Registrant and Joseph Berquist dated April 1, 2010.  Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010. *

10.50 —
Fourth Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated June 21, 2010.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2010.

10.51 —
Stock Purchase Agreement by and among Registrant, Summit Lubricants Inc., Ronald Krol, Brian Caputi, Dale M. Perry and Anthony Musilli, dated December 31, 2010.  Incorporated by reference to Exhibit 10.54 as filed by the Registrant with Form 10-K for the year ended 2010.

10.52 —
Amendment No. 3 to the Quaker Chemical Corporation 2003 Director Stock Ownership Plan (As Amended January 26, 2011). Incorporated by reference to Exhibit 10.54 as filed by the Registrant with Form 10-K for the year ended 2010.*

10.53 —
Employment Agreement by and between Carlos Claro and Quaker Chemical Industria e Comercio Ltda., a Brazilian corporation and a subsidiary of the Registrant, dated January 5, 2011.  Incorporated by reference to Exhibit 10.56 as filed by the Registrant with Form 10-K for the year ended 2010.*

10.54 —
Employment Agreement by and between Dieter Laininger and Quaker Chemical B.V., a subsidiary of the registrant, dated June 1, 2011, effective June 15, 2011.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2011. *

10.55 —
Change in Control Agreement by and between Registrant and Dieter Laininger dated May 31, 2011, effective June 15, 2011.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2011.  *

10.56 —	Global Annual and Incentive Plan (as amended and restated effective May 11, 2011). Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed on March 31, 2011. *

10.57 —	2011 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed on March 31, 2011. *

21 —	Subsidiaries and Affiliates of the Registrant

23 —	Consent of Independent Registered Public Accounting Firm

31.1 —	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 —	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 —	Certification of Michael F. Barry pursuant to 18 U.S.C. Section 1350.

32.2 —	Certification of Mark A. Featherstone pursuant to 18 U.S.C. Section 1350.

101.INS —	XBRL Instance Document **

101.SCH —	XBRL Extension Schema Document **

101.CAL —	XBRL Calculation Linkbase Document **

101.DEF —	XBRL Definition Linkbase Document **

101.LAB —	XBRL Label Linkbase Document **

101.PRE —	XBRL Presentation Linkbase Document **

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.

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

See (a) 3 of this Item 15.

(c) Financial Statement Schedules

See (a) 2 of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
Registrant

By:	/s/ MICHAEL F. BARRY
Michael F. Barry Chairman of the Board, Chief Executive Officer and President

Date: March 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ MICHAEL F. BARRY	Principal Executive Officer and	March 7, 2012
Michael F. Barry	Director
Chairman of the Board, Chief Executive Officer and President

/s/ MARK A. FEATHERSTONE	Principal Financial Officer	March 7, 2012
Mark A. Featherstone
Vice President, Chief Financial Officer and Treasurer

/s/ GEORGE H. HILL	Principal Accounting Officer	March 7, 2012
George H. Hill
Global Controller

/s/ JOSEPH B. ANDERSON, JR.	Director	March 7, 2012
Joseph B. Anderson, Jr

/s/ PATRICIA C. BARRON	Director	March 7, 2012
Patricia C. Barron

/s/ DONALD R. CALDWELL	Director	March 7, 2012
Donald R. Caldwell

/s/ ROBERT E. CHAPPELL	Director	March 7, 2012
Robert E. Chappell

/s/ WILLIAM R. COOK	Director	March 7, 2012
William R. Cook

/s/ EDWIN J. DELATTRE	Director	March 7, 2012
Edwin J. Delattre

/s/ JEFFRY D. FRISBY	Director	March 7, 2012
Jeffry D. Frisby

/s/ ROBERT H. ROCK	Director	March 7, 2012
Robert H. Rock