Form 10-Q
period 2012-03-31
QUAKER CHEMICAL CORP
filed 2012-04-30
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on March 31, 2012	12,950,752

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.                                Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

Unaudited
(Dollars in thousands,
except par value
and share amounts)
March 31, 2012	December 31, 2011*

ASSETS
Current assets
Cash and cash equivalents	$18,964	$16,909
Accounts receivable, net	162,464	150,676
Inventories
Raw materials and supplies	44,711	41,771
Work-in-process and finished goods	30,877	32,987
Prepaid expenses and other current assets	17,024	17,206
Total current assets	274,040	259,549
Property, plant and equipment, at cost	217,580	214,695
Less accumulated depreciation	(133,589)	(131,779)
Net property, plant and equipment	83,991	82,916
Goodwill	59,064	58,152
Other intangible assets, net	31,303	31,783
Investments in associated companies	7,458	7,942
Deferred income taxes	29,368	29,823
Other assets	37,181	35,356
Total assets	$522,405	$505,521

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$607	$636
Accounts and other payables	76,257	68,125
Accrued compensation	9,906	16,987
Other current liabilities	22,889	20,901
Total current liabilities	109,659	106,649
Long-term debt	47,900	46,701
Deferred income taxes	7,236	7,094
Other non-current liabilities	86,946	89,351
Total liabilities	251,741	249,795
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding
2012 – 12,950,752 shares; 2011 – 12,911,508 shares	12,951	12,912
Capital in excess of par value	90,836	89,725
Retained earnings	184,764	175,932
Accumulated other comprehensive loss	(25,902)	(29,820)
Total Quaker shareholders’ equity	262,649	248,749
Noncontrolling interest	8,015	6,977
Total equity	270,664	255,726
Total liabilities and equity	$522,405	$505,521

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited
	(Dollars in thousands,
	except per
	share and share amounts)
	Three Months Ended March 31,
	2012	2011
Net sales	$177,638	$159,865
Cost of goods sold	117,843	107,131
Gross profit	59,795	52,734
Selling, general and administrative expenses	43,093	38,634
Operating income	16,702	14,100
Other income, net	341	539
Interest expense	(1,174)	(1,218)
Interest income	123	272
Income before taxes and equity in net income of associated companies	15,992	13,693
Taxes on income before equity in net income of associated companies	3,445	2,822
Income before equity in net income of associated companies	12,547	10,871
Equity in net income of associated companies	146	359
Net income	12,693	11,230
Less: Net income attributable to noncontrolling interest	747	630
Net income attributable to Quaker Chemical Corporation	$11,946	$10,600
Per share data:
Net income attributable to Quaker Chemical Corporation Common Shareholders – basic	$0.92	$0.92
Net income attributable to Quaker Chemical Corporation Common Shareholders – diluted	$0.91	$0.91
Dividends declared	$0.24	$0.235

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Comprehensive Income

	Unaudited
	(Dollars in thousands
	except per
	share and and share amounts)
	Three Months Ended March 31,
	2012	2011
Net income	$12,693	$11,230

Other compreshensive income, net of tax
Currency translation adjustments	3,635	3,821
Defined benefit retirement plans	470	324
Current period change in fair value of derivatives	96	96
Unrealized gain on available-for-sale securities	8	6
Other comprehensive income	4,209	4,247

Comprehensive income	16,902	15,477
Less: comprehensive income attributable to noncontrolling interest	(1,038)	(638)
Comprehensive income attributable to Quaker Chemical Corporation	$15,864	$14,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited
	(Dollars in thousands)
	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$12,693	$11,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,057	2,656
Amortization	746	486
Equity in undistributed earnings of associated companies, net of dividends	38	(262)
Deferred compensation and other, net	(103)	1,967
Stock-based compensation	1,186	868
Gain on disposal of property, plant and equipment	(14)	(40)
Insurance settlement realized	(483)	(365)
Pension and other postretirement benefits	(2,357)	(4,910)
Decrease in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(9,764)	(12,478)
Inventories	352	(8,309)
Prepaid expenses and other current assets	(557)	(2,397)
Accounts payable and accrued liabilities	1,938	4,455
Net cash provided by (used in) operating activities	6,732	(7,099)

Cash flows from investing activities
Investments in property, plant and equipment	(3,178)	(3,475)
Proceeds from disposition of assets	64	170
Insurance settlement received and interest earned	18	22
Change in restricted cash, net	465	343
Net cash used in investing activities	(2,631)	(2,940)

Cash flows from financing activities
Proceeds from long-term debt	1,350	10,000
Repayment of long-term debt	(189)	(231)
Dividends paid	(3,105)	(2,701)
Stock options exercised, other	(1,288)	(50)
Excess tax benefit related to stock option exercises	546	78
Net cash (used in) provided by financing activities	(2,686)	7,096
Effect of exchange rate changes on cash	640	741
Net increase (decrease) in cash and cash equivalents	2,055	(2,202)
Cash and cash equivalents at beginning of period	16,909	25,766
Cash and cash equivalents at end of period	$18,964	$23,564

Supplemental cash flow disclosures:
Non-cash activities:
Excess tax benefit related to stock option exercises	$706	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011.

During the first quarter of 2012, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) guidance regarding presentation of comprehensive income.  The guidance requires that comprehensive income be presented with the Condensed Consolidated Statement of Income or as a separate statement immediately following the Condensed Consolidated Statement of Income, and can no longer be presented as part of the Consolidated Statement of Changes in Equity.  The Company adopted the guidance using the two statement approach, and the adoption of this guidance did not have a material impact on the Company’s results or financial condition.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as the principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $11,229 and $11,964 for the three months ended March 31, 2012 and 2011, respectively.

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

Note 3 – Income Taxes and Uncertain Income Tax Positions

The Company’s first quarter of 2012 effective tax rate was 21.5%, as compared to an effective tax rate of 20.6% for the first quarter of 2011.  Both quarters’ effective tax rates reflect the expiration of applicable statutes of limitations for uncertain tax positions of approximately $0.12 and $0.11 per diluted share for 2012 and 2011, respectively.

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

As of March 31, 2012, the Company’s cumulative liability for gross unrecognized tax benefits was $12,482.  At December 31, 2011, the Company’s cumulative liability for gross unrecognized tax benefits was $12,719.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statement of Income. The Company recognized ($215) for interest and $95 for penalties on its Condensed Consolidated Statement of Income for the three months ended March 31, 2012, and ($125) for interest and $279 for penalties during the three months ended March 31, 2011. As of March 31, 2012, the Company had accrued $2,109 for cumulative interest and $1,428 for cumulative penalties, and $2,268 for cumulative interest and $1,298 for cumulative penalties at December 31, 2011.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

During the first quarter of 2012, the Company derecognized uncertain tax positions due to the expiration of the applicable statutes of limitations for certain tax years of approximately $1,072.

The Company estimates that during the year ended December 31, 2012 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1,700 to $1,800 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ended December 31, 2012.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the Netherlands and the United Kingdom from 2006, Brazil and Spain from 2007, the United States from 2008, China from 2009, Italy from 2010, and various domestic state tax jurisdictions from 1993.

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

The Company values its interest rate swaps, company-owned life insurance policies, various deferred compensation assets and liabilities, acquisition-related consideration and an obligation related to a non-competition agreement at fair value.  The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

		Fair Value Measurements at March 31, 2012
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	March 31, 2012	Level 1	Level 2	Level 3
Company-owned life insurance	$1,620	$—	$1,620	$—
Company-owned life insurance - Deferred compensation assets	469	—	469	—
Other deferred compensation assets
Large capitalization registered investment companies	62	62	—	—
Mid capitalization registered investment companies	5	5	—	—
Small capitalization registered investment companies	9	9	—	—
International developed and emerging markets registered investment
companies	35	35	—	—
Fixed income registered investment companies	9	9	—	—

Total	$2,209	$120	$2,089	$—

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

		Fair Value Measurements at March 31, 2012
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	March 31, 2012	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$327	$327	$—	$—
Mid capitalization registered investment companies	87	87	—	—
Small capitalization registered investment companies	71	71	—	—
International developed and emerging markets registered investment
companies	177	177	—	—
Fixed income registered investment companies	48	48	—	—
Fixed general account	167	—	167	—
Interest rate derivatives	270	—	270	—
Acquisition-related consideration	9,204	—	—	9,204

Total	$10,351	$710	$437	$9,204

		Fair Value Measurements at December 31, 2011
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	December 31, 2011	Level 1	Level 2	Level 3
Company-owned life insurance	$1,508	$—	$1,508	$—
Company-owned life insurance - Deferred compensation assets	487	—	487	—
Other deferred compensation assets
Large capitalization registered investment companies	64	64	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	7	7	—	—
International developed and emerging markets registered investment
companies	32	32	—	—
Fixed income registered investment companies	8	8	—	—

Total	$2,110	$115	$1,995	$—

		Fair Value Measurements at December 31, 2011
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	December 31, 2011	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$318	$318	$—	$—
Mid capitalization registered investment companies	83	83	—	—
Small capitalization registered investment companies	68	68	—	—
International developed and emerging markets registered investment
companies	168	168	—	—
Fixed income registered investment companies	50	50	—	—
Fixed general account	177	—	177	—
Interest rate derivatives	418	—	418	—
Acquisition-related consideration	8,898	—	—	8,898

Total	$10,180	$687	$595	$8,898

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms.  The fair values of other deferred compensation assets and liabilities are based on quoted prices in active markets.  The fair values of interest rate derivatives are based on quoted market prices from various banks for similar instruments.  The fair value of the earnout is based on unobservable inputs and is classified as Level 3.  Significant inputs and assumptions are management’s estimate of the probability of the earnout ultimately being met/paid and the discount rate used to present value the liability.  The fair value of the holdbacks and the obligation related to a non-competition agreement are also based on unobservable inputs and are classified as Level 3.  Significant inputs and assumptions for both the obligation related to the non-competition agreement and the holdbacks are management’s estimate of the discount rate used to present value the liabilities.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Significant changes in any of those Level 3 inputs and assumptions in isolation would result in increases or decreases to the fair value measurements for the holdbacks, the earnout and the non-competition agreement.

Changes in the fair value of the Level 3 liabilities during the three months ended March 31, 2012 were as follows:

			Non-competition
	Earnout	Hold-back	Agreement	Hold-back
	Summit	Tecniquimia	Obligation	GW Smith	Total
Balance at December 31 2011	$5,444	$1,877	$675	$902	$8,898
Interest accretion	198	62	13	33	306
Balance at March 31, 2012	$5,642	$1,939	$688	$935	$9,204

Quantitative information about the Company’s Level 3 fair value measurements at March 31, 2012 were as follows:

	Fair value at March 31, 2012	Valuation technique	Unobservable input	Input value
Summit earnout	5,642	Discounted cash flow	Discount rate	14.5%
Tecniquimia holdback	1,939	Discounted cash flow	Discount rate	14.0%
Non-competition agreement obligation	688	Discounted cash flow	Discount rate	14.0%
G.W. Smith holdback	935	Discounted cash flow	Discount rate	15.0%

The fair value of the Summit earnout is based on the weighted average probability of the outcome of different payout scenarios.  As March 31, 2012, the weighted average probabilities applied to the payout scenarios ranged from 15% to 50%, depending on the Company's estimate of the likelihood of each payout.
Note 5 – Hedging Activities

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk.  The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices or credit risk.  Quaker uses interest rate swaps to mitigate the impact of changes in interest rates.  The swaps convert a portion of the Company’s variable interest rate debt to fixed interest rate debt and are designated as cash flow hedges and reported on the balance sheet at fair value.  The effective portions of the hedges are reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affects earnings.  The Company has no derivatives designated as fair value hedges and only has derivatives designated as hedging instruments under the FASB’s guidance.  The notional amount of the Company’s interest rate swaps was $15,000 as of March 31, 2012 and December 31, 2011.

Information about the Company’s interest rate derivatives is as follows:

		Fair Value
		March 31,	December 31,
	Balance Sheet Location	2012	2011
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current liabilities	$270	$418
		$270	$418

Cash Flow Hedges
Interest Rate Swaps

		Three Months Ended
		March 31,
		2012	2011

Amount of Gain Recognized in Accumulated OCI on Derivative (Effective Portion)		$96	$96

Amount and Location of Loss Reclassified from Accumulated OCI into Income
(Effective Portion)	Interest Expense	$(158)	$(163)

Amount and Location of Loss Recognized in Income on Derivative (Ineffective
Portion and Amount Excluded from Effectiveness Testing)	Other Income	$—	$—

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 6 – Stock-Based Compensation

The Company recognized share based compensation expense in selling, general and administrative expenses in its Condensed Consolidated Statement of Income as follows:

	March 31,
	2012	2011
Stock options	$128	$105
Nonvested stock awards	380	312
Employee stock purchase plan	11	12
Non-elective and elective 401(k) matching contribution in stock	652	407
Director stock ownership plan	15	32
Total share-based compensation expense	$1,186	$868

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

As of March 31, 2012 and March 31, 2011, the Company recorded $1,252 and $78, respectively, of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheets, related to stock option exercises. Based on estimated taxes payable, the Company recognized $546 and $78 of these benefits as cash inflows from financing activities in its Condensed Consolidated Statement of Cash Flows, which represented the Company’s estimate of cash savings through March 31, 2012 and March 31, 2011, respectively.

Stock option activity under all plans is as follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price per	Remaining Contractual
	Shares	Share	Term (years)
Balance at December 31, 2011	253,342	$16.43
Options granted	37,965	38.13
Options exercised	(34,380)	6.93
Options forfeited	—	—
Balance at March 31, 2012	256,927	$20.91	4.9
Exercisable at March 31, 2012	160,554	$14.76	4.3

As of March 31, 2012, the total intrinsic value of options outstanding was approximately $4,750, and the total intrinsic value of exercisable options was $3,955.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

A summary of the Company’s outstanding stock options at March 31, 2012 is as follows:

				Weighted	Weighted	Number	Weighted
			Number	Average	Average	Exercisable	Average
Range of			Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices			at 3/31/2012	Life	Price	3/31/2012	Price
$3.81	-	$7.63	74,646	3.9	$6.93	74,646	$6.93
$7.64	-	$15.25	—	—	—	—	—
$15.26	-	$19.07	93,988	4.8	18.82	60,134	18.82
$19.08	-	$22.88	13,493	2.8	19.45	13,493	19.45
$22.89	-	$34.32	—	—	—	—	—
$34.33	-	$38.13	74,800	6.4	37.76	12,281	37.37
			256,927	4.9	20.91	160,554	14.76

As of March 31, 2012, unrecognized compensation expense related to options granted during 2010 was $179, for options granted during 2011 was $319 and for options granted in 2012 was $616.

During the first quarter of 2012, the Company granted 37,965 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period.  For the purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes option pricing model and the assumptions set forth in the table below:

2012
Dividend Yield	3.09%
Expected Volatility	69.90%
Risk-free interest rate	0.61%
Expected term (years)	4.0

Approximately $14 of expense was recorded on these options during the first three months of 2012.  The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Activity of shares granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2011	169,863	$20.66
Granted	27,340	$38.13
Vested	(68,741)	$8.01
Forfeited	—	$—
Nonvested awards, March 31, 2012	128,462	$31.14

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of March 31, 2012, unrecognized compensation expense related to these awards was $2,203 to be recognized over a weighted average remaining period of 2.28 years.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

During the first quarter of 2012, the Company granted restricted stock units under the Company’s LTIP plan.  Activity of restricted stock units granted is shown below:

Weighted
Average Grant
	Number of	Date Fair Value
	units	(per unit)
Nonvested awards, December 31, 2011	—	$—
Granted	2,100	$38.13
Vested	—	$—
Forfeited	—	$—
Nonvested awards, March 31, 2012	2,100	$38.13

The fair value of the nonvested restricted stock units is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the fair value for expected forfeitures based on historical experience for similar awards. As of March 31, 2012, unrecognized compensation expense related to these awards was $68 to be recognized over a weighted average remaining period of 3.0 years.

Activity of shares granted under the Company’s GAIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2011	62,250	$7.72
Granted	—	$—
Vested	(59,850)	$7.72
Forfeited	(2,400)	$7.72
Nonvested awards, March 31, 2012	—	$—

As of March 31, 2012, these shares were fully vested and all related compensation expense was realized.

Employee Stock Purchase Plan

In 2000, the Board adopted an Employee Stock Purchase Plan (“ESPP”) whereby employees may purchase Company stock through a payroll deduction plan. Purchases are made from the plan and credited to each participant’s account at the end of each month, the “Investment Date.” The purchase price of the stock is 85% of the fair market value on the Investment Date. The plan is compensatory and the 15% discount is expensed on the Investment Date. All employees, including officers, are eligible to participate in this plan. A participant may withdraw all uninvested payment balances credited to a participant’s account at any time. An employee whose stock ownership of the Company exceeds five percent of the outstanding common stock is not eligible to participate in this plan.

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Company’s Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may elect to adjust the number of shares. As of March 31, 2012, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock may elect to receive payment of a percentage (up to 100%) of the annual retainer in shares of common stock. Currently, the annual retainer is $40.  The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 7 – Earnings Per Share

The Company follows FASB’s guidance regarding the calculation of earnings per share (“EPS”) for nonvested stock awards with rights to non-forfeitable dividends.  The guidance requires nonvested stock awards with rights to non-forfeitable dividends to be included as part of the basic weighted average share calculation under the two-class method.

The following table summarizes EPS calculations:

	Three Months Ended March 31,
	2012	2011
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$11,946	$10,600
Less: income allocated to participating securities	(193)	(203)
Net income available to common shareholders	$11,753	$10,397
Basic weighted average common shares outstanding	12,730,682	11,289,286
Basic earnings per common share	$0.92	$0.92

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$11,946	$10,600
Less: income allocated to participating securities	(192)	(200)
Net income available to common shareholders	$11,754	$10,400
Basic weighted average common shares outstanding	12,730,682	11,289,286
Effect of dilutive securities, common shares outstanding	121,210	177,349
Diluted weighted average common shares outstanding	12,851,892	11,466,635
Diluted earnings per common share	$0.91	$0.91

The following number of stock options and restricted stock units are not included in the diluted earnings per share calculation since the effect would have been anti-dilutive: 20,178 and 12,165 for the three months ended March 31, 2012 and March 31, 2011, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 8 – Business Segments

The Company organizes its segments by type of product sold.  The Company’s reportable segments are as follows:

•	Metalworking process chemicals – industrial process fluids for various heavy industrial and manufacturing applications.
•	Coatings – temporary and permanent coatings for metal and concrete products and chemical milling maskants.
•	Other chemical products – other various chemical products.

Segment data includes direct segment costs as well as general operating costs.  Any inter-segment transactions are immaterial for each period presented.

The table below presents information about the reported segments:

	Three Months Ended
	March 31,
	2012	2011
Metalworking Process Chemicals
Net sales	$165,975	$150,733
Operating income for reportable segments	30,975	26,935
Coatings
Net sales	10,523	8,482
Operating income for reportable segments	2,513	1,963
Other Chemical Products
Net sales	1,140	650
Operating income for reportable segments	142	35
Total
Net sales	177,638	159,865
Operating income for reportable segments	33,630	28,933
Non-operating charges	(16,182)	(14,347)
Amortization	(746)	(486)
Consolidated operating income	16,702	14,100
Interest expense	(1,174)	(1,218)
Interest income	123	272
Other income, net	341	539
Consolidated income before taxes and equity in net income of associated companies	$15,992	$13,693

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 9 – Equity and Noncontrolling Interest

The following table presents the changes in equity and noncontrolling interest, net of tax, for the three months ended March 31, 2012 and March 31, 2011:

				Accumulated
		Capital in		Other
	Common	excess of	Retained	Comprehensive	Noncontrolling
	stock	par value	earnings	Loss	interest	Total
Balance at December 31, 2011	$12,912	$89,725	$175,932	$(29,820)	$6,977	$255,726
Net income	—	—	11,946	—	747	12,693
Currency translation adjustments	—	—	—	3,344	291	3,635
Defined benefit retirement plans	—	—	—	470	—	470
Current period changes in fair value of derivatives	—	—	—	96	—	96
Unrealized gain on available-for-sale securities	—	—	—	8	—	8
Dividends ($0.24 per share)	—	—	(3,114)	—	—	(3,114)
Share issuance and equity-based compensation plans	39	(141)	—	—	—	(102)
Excess tax benefit from stock option exercises	—	1,252	—	—	—	1,252
Balance at March 31, 2012	$12,951	$90,836	$184,764	$(25,902)	$8,015	$270,664

Balance at December 31, 2010	$11,492	$38,275	$144,347	$(13,736)	$6,721	$187,099
Net income	—	—	10,600	—	630	11,230
Currency translation adjustments	—	—	—	3,813	8	3,821
Defined benefit retirement plans	—	—	—	324	—	324
Current period changes in fair value of derivatives	—	—	—	96	—	96
Unrealized gain on available-for-sale securities	—	—	—	6	—	6
Dividends ($0.235 per share)	—	—	(2,710)	—	—	(2,710)
Share issuance and equity-based compensation plans	39	779	—	—	—	818
Excess tax benefit from stock option exercises	—	78	—	—	—	78
Balance at March 31, 2011	$11,531	$39,132	$152,237	$(9,497)	$7,359	$200,762

The items in Accumulated Other Comprehensive Loss are net of tax benefits of $280 and $167 for defined benefit retirement plans and $52 and $51 for current period changes in fair value of derivatives for the three months ended March 31, 2012 and March 31, 2011, respectively.

Note 10 – Business Acquisitions and Divestitures

In October 2011, the Company acquired G.W. Smith & Sons, Inc. for approximately $14,518. G.W Smith manufactures and distributes high quality die casting lubricants, and also distributes metalworking fluids.  The Company allocated $6,260 of intangible assets, comprising trade names and formulations, to be amortized over 15 years; a trademark to be amortized over 5 years; a non-competition agreement to be amortized over 5 years; and customer lists to be amortized over 16 years.  In addition, the Company recorded $1,120 of goodwill, all of which will be tax deductible and was assigned to the metalworking process chemical segment.   Liabilities assumed include a hold-back of consideration to be paid to the former shareholder at one year from the acquisition date, absent the occurrence of unforeseen obligations.

In July 2011, the Company acquired the remaining 60% ownership interest in Tecniquimia Mexicana, S.A. de C.V., the Company’s Mexican equity affiliate, for approximately $10,500.  The acquisition strengthened the Company’s position in the growing Mexican market. The Company allocated $3,556 of intangible assets, comprising trade names and trademarks, to be amortized over 5 years; and customer lists, to be amortized over 20 years.  In addition, the Company recorded $6,773 of goodwill, none of which will be tax deductible, and was assigned to the metalworking process chemicals segment.  Liabilities assumed include a hold-back of consideration to be paid to the former shareholders at one year from the purchase date, absent the occurrence of unforeseen obligations.

In December 2010, the Company completed the acquisition of Summit Lubricants, Inc., which manufactures and distributes specialty greases and lubricants, for approximately $29,116, which was subject to certain post closing adjustments.  During 2011, the Company paid an additional $717 to finalize the post closing adjustments and recorded non-cash adjustments to fixed assets and goodwill to finalize its valuation of the assets acquired and liabilities assumed at the acquisition date. The Company allocated $17,100 to intangible assets, comprising formulations, to be amortized over 15 years; customer lists, to be amortized over 20 years; a non-competition agreement, to be amortized over 5 years; and a trademark, which was assigned an indefinite life.  In addition, the Company recorded $3,423 of goodwill, all of which will be tax deductible, and was assigned to the metalworking process chemicals segment.  Liabilities assumed include an earnout to be paid to the former shareholders if certain earnings targets are met by the end of 2013.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table shows the allocation of the purchase price of the assets and liabilities acquired during 2011.  The pro forma results of operations have not been provided because the effects were not material:

	Quaker	GW Smith
2011 Acquisitions	Tecniquimia	& Sons, Inc.
Current assets	$8,946	$6,138
Fixed assets	4,308	2,869
Intangibles	3,556	6,260
Goodwill	6,773	1,120
Other long-term assets	1,355	1
Total assets purchased	24,938	16,388
Current liabilities	(2,224)	(1,001)
Long-term liabilities	(6,869)	—
Present value of hold-back	(1,754)	(869)
Total liabilities assumed	(10,847)	(1,870)
Additional minimum pension liability	987	—
Total equity assumed	987	—
Fair value of previously held equity interest	(4,578)	—
Cash paid for acquisitions	$10,500	$14,518

Included in the 2011 acquisitions of Quaker Tecniquimia and G.W. Smith & Sons, Inc. was approximately $258 of cash acquired.

Note 11 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the three months ended March 31, 2012 are as follows.  The Company has recorded no impairment charges in the past:

	Metalworking
	Process
	Chemicals	Coatings	Total
Balance as of December 31, 2011	$50,071	$8,081	$58,152
Currency translation adjustments	912	—	912
Balance as of March 31, 2012	$50,983	$8,081	$59,064

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2012 and December 31, 2011 are as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2012	2011	2012	2011
Amortized intangible assets
Customer lists and rights to sell	$30,645	$30,435	$6,866	$6,386
Trademarks and patents	4,799	4,685	2,116	1,991
Formulations and product technology	5,278	5,278	3,185	3,090
Other	5,309	5,309	3,661	3,557
Total	$46,031	$45,707	$15,828	$15,024

The Company recorded $746 and $486 of amortization expense in the three months ended March 31, 2012 and 2011, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2012	$2,889
For the year ended December 31, 2013	$2,712
For the year ended December 31, 2014	$2,482
For the year ended December 31, 2015	$2,482
For the year ended December 31, 2016	$2,022
For the year ended December 31, 2017	$1,604

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at March 31, 2012.

Note 12 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three months ended March 31, 2012 and March 31, 2011 are as follows:

	Three Months Ended March 31,
			Other
			Postretirement
	Pension Benefits		Benefits
	2012	2011	2012	2011
Service cost	$624	$571	$4	$5
Interest cost and other	1,470	1,522	71	89
Expected return on plan assets	(1,375)	(1,424)	—	—
Other amortization, net	719	460	31	31
Net periodic benefit cost	$1,438	$1,129	$106	$125

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2011, that it expected to make minimum cash contributions of $6,826 to its pension plans and $747 to its other postretirement benefit plan in 2012. As of March 31, 2012, $3,555 and $335 of contributions have been made to the Company’s pension plans and its other postretirement benefit plans, respectively.

Note 13 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000.  In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. As of March 31, 2012, the Company believes that the range of potential-known liabilities associated with ACP contamination, including the water and soil remediation program, is approximately $1,200 to $2,400, for which the Company has sufficient reserves.

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $257 and $493 was accrued at March 31, 2012 and December 31, 2011, respectively, to provide for such anticipated future environmental assessments and remediation costs.

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

In 2010, the Company recorded a net charge of $4,132, which consisted of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries.  At March 31, 2012 and December 31, 2011, the Company had no accrual for remaining payments to be made under tax dispute settlements entered into by the subsidiary.

The charges taken by the Company in 2010 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $17,000 with one jurisdiction representing approximately 81 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

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

The Company’s 11% revenue growth in the first quarter of 2012 compared to the first quarter of 2011 was due to an 8% increase in price and selling mix and a 5% increase in volume, including acquisitions, partially offset by decreases related to foreign exchange rate translation.   Gross profit increased approximately $7.1 million, or 13%, compared to the first quarter of 2011, with gross margin increasing from 33.0% to 33.7%.   The Company implemented price increases in 2011 to help restore margins that were affected by escalating raw material costs.

Selling, general and administrative expenses (“SG&A”) increased approximately $4.5 million from the first quarter of 2011 primarily related to acquisitions and higher selling, inflationary and other costs on increased business activity, which were partially offset by decreases due to foreign exchange rate translation and lower incentive compensation costs.  SG&A as a percentage of sales was 24.3% for the first quarter of 2012, which was consistent with the first quarter of 2011 but lower than the fourth quarter of 2011 percentage of 26.1%.

The results for the first quarter 2012 and the first quarter 2011 include tax benefits of $0.12 and $0.11 per diluted share, respectively, related to the expiration of applicable statutes of limitations for uncertain tax positions.

The net result was earnings per diluted share of $0.91, including dilution of $0.08 per share related to the Company’s second quarter 2011 equity offering, as compared to earnings per diluted share of $0.91 for the first quarter of 2011.  The Company has benefited from the ongoing recovery of manufacturing in North America, additional new business and from its recent acquisitions, but it has also experienced a slow down in its markets in Europe and China.  Looking forward, the Company expects the global economic environment to remain mixed, with continued softness in many regions. In addition, the Company is experiencing higher raw material costs, which began to escalate toward the end of the first quarter of 2012.  To address the rising raw material costs, the Company will be implementing price increases over the next several months, but anticipates a lag impact in recovering its margins.  Despite these factors, the Company still expects that 2012 will be another good year.

CMS Discussion

The Company currently has numerous CMS contracts around the world.  Under its traditional CMS approach, the Company effectively acts as an agent, and the revenues and costs from these sales are reported on a net sales or “pass-through” basis.  Under an alternative structure for certain contracts, the contracts are structured differently in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred.  Profit is dependent on how well the Company controls product costs and achieves product conversions from other third-party suppliers’ products to its own products.  As a result, under the alternative structure, the Company recognizes in reported revenue the gross revenue received from the CMS site customer and in cost of goods sold the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions. This may result in a decrease in reported gross margin as a percentage of sales.

The Company has maintained a mix of CMS contracts with both the traditional product pass-through structure and the alternative structure including fixed price contracts that cover all services and products.  Since the global economic downturn and its impact on the automotive sector, the Company has experienced shifts in customer requirements and business circumstances, but the Company’s offerings will continue to include both approaches to CMS.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $19.0 million at March 31, 2012 from $16.9 million at December 31, 2011.  The $2.1 million increase was the net result of $6.7 million of cash provided by operating activities, $2.6 million of cash used in investing activities, $2.7 million of cash used in financing activities and a $0.7 million increase from the effect of exchange rates on cash.

Net cash flows provided by operating activities were $6.7 million in the first quarter of 2012 compared to $7.1 million used in operating activities in the first quarter of 2011.  The Company’s improved working capital performance, lower pension plan contributions and increased net income were the primary drivers to the higher operating cash flow.

Net cash flows used in investing activities were $2.6 million in the first quarter of 2012 compared to $2.9 million used in investing activities in the first quarter of 2011.  Investments in property, plant and equipment were the primary uses of cash in each quarter. During 2012, the Company continued to invest in its Asia/Pacific facilities and information technology infrastructure, whereas, in the first quarter of 2011, the Company had increased investments in the Company’s Middletown, OH and Batavia, NY plants and the Company’s global ERP system.

Net cash flows used in financing activities were $2.7 million in the first quarter of 2012 compared to $7.1 million of cash provided by financing activities in the first quarter of 2011.  During the first quarter of 2012, the Company was able to fund its working capital requirements as a result of its strong net operating cash flow, which decreased the Company’s need for long-term borrowings as compared to the first quarter of 2011. During the first quarter of 2012, the Company recorded approximately $1.3 million of excess tax benefits in capital in excess of par on its Condensed Consolidated Balance Sheet, of which $0.5 million was recognized as a cash flow from financing activities in its Condensed Consolidated Statement of Cash Flows, representing the Company’s estimate of cash savings through March 31, 2012.  During the first quarter of 2011, the Company recorded approximately $0.1 million of these benefits on its Condensed Consolidated Balance Sheet and as a cash inflow from financing activities in its Condensed Consolidated Statement of Cash Flows.  Also, higher stock option exercise activity and higher dividend payments affected the financing cash flow comparisons.

 The Company’s primary credit line is a $175.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in June 2014. At the Company’s option, the principal amount available can be increased to $225.0 million if the lenders agree to increase their commitments and the Company satisfies certain conditions.  At March 31, 2012 and December 31, 2011, the Company had approximately $29.9 million and $28.5 million, respectively, outstanding under this facility.  The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.50 to 1. At March 31, 2012 and December 31, 2011, the consolidated leverage ratio was below 1.0 to 1.  The Company has entered into interest rate swaps with a combined notional value of $15.0 million as of March 31, 2012, in order to fix the interest rate on that amount of its variable rate debt. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

At March 31, 2012, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $16.0 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $10.2 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

Operations

Comparison of the First Quarter of 2012 with the First Quarter of 2011

Net sales for the first quarter of 2012 were $177.6 million, an increase of 11% from $159.9 million in the first quarter of 2011.  Selling prices and mix increased revenues by approximately 8%, reflecting the Company’s price increases implemented in 2011 to help offset rising raw material costs. Product volumes were higher by approximately 5%, including acquisitions.  Foreign exchange rates decreased revenues by approximately 2%.

Gross profit increased by approximately $7.1 million, or 13%, from the first quarter of 2011, with gross margin increasing to 33.7% from 33.0%.  The increase in gross margin from the first quarter of 2011 reflects price increases implemented in 2011 to help restore margins that were affected by escalating raw material costs.  Gross margin also increased one percentage point from the fourth quarter of 2011 percentage of 32.7%.

SG&A increased approximately $4.5 million compared to the first quarter of 2011 primarily related to acquisitions and higher selling, inflationary and other costs on increased business activity, which were partially offset by decreases due to foreign exchange rate translation and lower incentive compensation costs.  SG&A as a percentage of sales was 24.3% for the first quarter of 2012, which was consistent with the first quarter of 2011 but lower than the fourth quarter of 2011 percentage of 26.1%.

Other income was $0.2 million lower in the first quarter of 2012 primarily as a result of lower third party license fees.  Interest expense was flat from the first quarter of 2011 to the first quarter of 2012, however, decreases in interest expense due to lower average borrowings were offset by increases related to the accretion of certain acquisition-related liabilities.

The Company’s effective tax rate for the first quarter of 2012 was approximately 22%, compared to approximately 21% for the first quarter of 2011.  The Company’s low effective tax rates for the first quarters of 2012 and 2011 include the expiration of applicable statutes of limitations for uncertain tax positions of approximately $0.12 per diluted share and $0.11 per diluted share, respectively.  The Company has experienced and expects to further experience volatility in its quarterly effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions.  However, the Company expects a higher effective tax rate for the full year of 2012 as compared to the first quarter of 2012 rate.  At the end of 2011, the Company had net U.S. deferred tax assets totaling $17.7 million, excluding deferred tax assets related to additional minimum pension liabilities.  The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized.  The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements.  The Company continues to closely monitor the factors affecting its net deferred tax assets and the assessment of valuation allowances.

Equity in net income of associated companies decreased in the first quarter of 2012 as compared to the first quarter of 2011 primarily due to the Company’s July 2011 purchase of the remaining ownership interest in its Mexican affiliate.

Segment Reviews—Comparison of the First Quarter of 2012 with the First Quarter of 2011

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales in the first quarter of 2012.  Net sales were up $15.2 million, or 10%, compared to the first quarter of 2011.  Foreign currency translation negatively impacted net sales by approximately 2%, primarily driven by the E.U. Euro to U.S. Dollar and Brazilian Real to U.S. Dollar exchange rates.  The average E.U. Euro to U.S. Dollar exchange rate was 1.31 in the first quarter of 2012 compared to 1.37 in the first quarter of 2011.  The average Brazilian Real to U.S. Dollar exchange rate was 0.57 in the first quarter of 2012 compared to 0.60 in the first quarter of 2011.  Net sales were positively impacted by increases of 20% in North America (excluding acquisitions), 1% in Europe and 3% in Asia/Pacific, partially offset by a 10% decrease in South America, all on a constant currency basis.  The Company’s 2011 acquisition activity accounted for approximately 60% of this segment’s sales increase in the first quarter of 2012, as compared to the first quarter of 2011, with the remaining increase in this segment’s net sales due to selling and price mix changes.  This segment’s operating income increased approximately $4.0 million in the first quarter of 2012, as compared to the first quarter of 2011, reflecting the Company’s acquisition activity and the sales price increases noted above.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in the first quarter of 2012, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants.  Net sales for this segment were up approximately $2.0 million, or 24%, in the first quarter of 2012, as compared to the first quarter of 2011, which was primarily due to increased sales in chemical milling maskants sold to the aerospace industry.  This segment’s operating income increased by $0.6 million over the first quarter of 2011, consistent with the sales increase noted above.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales in the first quarter of 2012, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture.  Net sales increased approximately $0.5 million and operating income increased approximately $0.1 million in the first quarter of 2012, as compared to the first quarter of 2011, due to increased activity in the oil and gas market.

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

We have evaluated the information required under this item that was disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, and we believe there has been no material change to that information.

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

Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended March 31, 2012.

PART II.
OTHER INFORMATION

Items 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 1.  Legal Proceedings

Incorporated by reference is the information in Note 13 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

			(c)	(d)
			Total Number of	Maximum
			Shares Purchased as	Number of Shares that
	(a)	(b)	Part of	May Yet
	Total Number	Average	Publicly Announced	Be Purchased Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased (1)	Per Share (2)	or Programs (3)	Programs (3)
January 1 - January 31	7,323	$40.29	—	252,600
February 1 - February 29	21,380	$42.80	—	252,600
March 1 - March 31	9,680	$39.40	—	252,600

Total	38,383	$41.46	—	252,600

(1)
All of the 38,383 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options or for the payment of taxes upon vesting of restricted stock.

(2)
The price per share, in each case, represented the closing price of the Company’s common stock on the date of exercise or vesting, as specified by the plan pursuant to which the applicable option or restricted stock was granted.

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

Item 6.	Exhibits

(a) Exhibits

10.1	–	Form of Restricted Stock Unit Agreement for executive officers and other employees under Registrant’s 2011 Long-Term Performance Incentive Plan. *
31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	–	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350
32.2	–	Certification of Mark A. Featherstone Pursuant to 18 U.S. C. Section 1350
101.INS	–	XBRL Instance Document **
101.SCH	–	XBRL Extension Schema Document **
101.CAL	–	XBRL Calculation Linkbase Document **
101.LAB	–	XBRL Label Linkbase Document **
101.PRE	–	XBRL Presentation Linkbase Document **

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit.

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

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Mark A. Featherstone
Date: April 30, 2012	Mark A. Featherstone, officer duly authorized to sign this report, Vice President, Chief Financial Officer and Treasurer