Form 10-Q
period 2012-06-28
QUAKER CHEMICAL CORP
filed 2012-07-30
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on June 30, 2012	13,010,639

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.                                Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

Unaudited
(Dollars in thousands,
except par value
and share amounts)
June 30, 2012	December 31, 2011*

ASSETS
Current assets
Cash and cash equivalents	$25,252	$16,909
Accounts receivable, net	156,424	150,676
Inventories
Raw materials and supplies	43,565	41,771
Work-in-process and finished goods	34,113	32,987
Prepaid expenses and other current assets	18,009	17,206
Total current assets	277,363	259,549
Property, plant and equipment, at cost	214,027	214,695
Less accumulated depreciation	(131,372)	(131,779)
Net property, plant and equipment	82,655	82,916
Goodwill	57,033	58,152
Other intangible assets, net	30,397	31,783
Investments in associated companies	7,891	7,942
Deferred income taxes	27,644	29,823
Other assets	36,370	35,356
Total assets	$519,353	$505,521

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$563	$636
Accounts and other payables	74,679	68,125
Accrued compensation	10,610	16,987
Other current liabilities	22,334	20,901
Total current liabilities	108,186	106,649
Long-term debt	45,004	46,701
Deferred income taxes	6,622	7,094
Other non-current liabilities	86,116	89,351
Total liabilities	245,928	249,795
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding
2012 – 13,010,639 shares; 2011 – 12,911,508 shares	13,011	12,912
Capital in excess of par value	92,199	89,725
Retained earnings	192,116	175,932
Accumulated other comprehensive loss	(32,091)	(29,820)
Total Quaker shareholders’ equity	265,235	248,749
Noncontrolling interest	8,190	6,977
Total equity	273,425	255,726
Total liabilities and equity	$519,353	$505,521

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited
	(Dollars in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$176,797	$167,792	$354,435	$327,657
Cost of goods sold	116,161	114,026	234,004	221,157
Gross profit	60,636	53,766	120,431	106,500
Selling, general and administrative expenses	43,653	38,825	86,746	77,459
Operating income	16,983	14,941	33,685	29,041
Other (expense) income, net	(134)	791	207	1,330
Interest expense	(1,151)	(1,200)	(2,325)	(2,418)
Interest income	137	271	260	543
Income before taxes and equity in net income of associated companies	15,835	14,803	31,827	28,496
Taxes on income before equity in net income of associated companies	4,874	4,499	8,319	7,321
Income before equity in net income of associated companies	10,961	10,304	23,508	21,175
Equity in net income of associated companies	209	251	355	610
Net income	11,170	10,555	23,863	21,785
Less: Net income attributable to noncontrolling interest	630	714	1,377	1,344
Net income attributable to Quaker Chemical Corporation	$10,540	$9,841	$22,486	$20,441
Per share data:
Net income attributable to Quaker Chemical Corporation Common
Shareholders – basic	$0.81	$0.80	$1.74	$1.72
Net income attributable to Quaker Chemical Corporation Common
Shareholders – diluted	$0.81	$0.79	$1.72	$1.69
Dividends declared	$0.245	$0.24	$0.485	$0.475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Comprehensive Income

	Unaudited
	(Dollars in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$11,170	$10,555	$23,863	$21,785

Other comprehensive (loss) income, net of tax
Currency translation adjustments	(7,211)	3,656	(3,576)	7,477
Defined benefit retirement plans	499	325	969	649
Current period change in fair value of derivatives	103	78	199	174
Unrealized (loss) gain on available-for-sale securities	(5)	—	3	6
Other comprehensive (loss) income	(6,614)	4,059	(2,405)	8,306

Comprehensive income	4,556	14,614	21,458	30,091
Less: comprehensive income attributable to noncontrolling interest	(205)	(783)	(1,243)	(1,421)
Comprehensive income attributable to Quaker Chemical Corporation	$4,351	$13,831	$20,215	$28,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited
	(Dollars in thousands)
	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income	$23,863	$21,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,969	5,405
Amortization	1,465	973
Equity in undistributed earnings of associated companies, net of dividends	(171)	(32)
Deferred compensation and other, net	1,332	4,162
Stock-based compensation	2,078	1,854
Gain on disposal of property, plant and equipment	(13)	(78)
Insurance settlement realized	(808)	(864)
Pension and other postretirement benefits	(1,951)	(4,168)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(7,031)	(17,392)
Inventories	(3,871)	(13,986)
Prepaid expenses and other current assets	(1,946)	(4,029)
Accounts payable and accrued liabilities	3,025	6,537
Net cash provided by operating activities	21,941	167

Cash flows from investing activities
Investments in property, plant and equipment	(6,423)	(6,641)
Proceeds from disposition of assets	84	221
Payments related to acquisitions, net of cash acquired	—	(717)
Insurance settlement received and interest earned	35	42
Change in restricted cash, net	773	822
Net cash used in investing activities	(5,531)	(6,273)

Cash flows from financing activities
Repayment of long-term debt	(1,754)	(40,402)
Dividends paid	(6,213)	(5,413)
Stock options exercised, other	(925)	146
Excess tax benefit related to stock option exercises	1,420	162
Proceeds from sale of common stock, net of related expenses	—	48,143
Distributions to noncontrolling shareholders	(30)	—
Net cash (used in) provided by financing activities	(7,502)	2,636
Effect of exchange rate changes on cash	(565)	1,245
Net increase (decrease) in cash and cash equivalents	8,343	(2,225)
Cash and cash equivalents at beginning of period	16,909	25,766
Cash and cash equivalents at end of period	$25,252	$23,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011.

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

During the second quarter of 2012, the Company recorded charges of $1,156 to its allowance for doubtful accounts and selling, general and administrative expenses due to the bankruptcies of two U.S. customers.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as the principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $20,944 and $24,276 for the six months ended June 30, 2012 and June 30, 2011, respectively.

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

Note 3 – Income Taxes and Uncertain Income Tax Positions

The Company's year-to-date 2012 effective tax rate of 26.1% was higher than the year-to-date 2011 effective tax rate of 25.7%.  Both year-to-date effective tax rates reflect decreases in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.12 and $0.11 per diluted share for the six months ended June 30, 2012 and June 30, 2011, respectively.  The most significant other items affecting the comparison of the 2012 and 2011 year-to-date effective tax rates were a higher utilization of foreign tax credits in 2011, which were previously not benefited, and lower withholding taxes on dividends in 2012.

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

As of June 30, 2012, the Company’s cumulative liability for gross unrecognized tax benefits was $12,426.  At December 31, 2011, the Company’s cumulative liability for gross unrecognized tax benefits was $12,719.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statement of Income. The Company recognized $164 and $(51) for interest and $99 and $194 for penalties on its Condensed Consolidated Statement of Income for the three and six months ended June 30, 2012, respectively, and recognized $184 and $59 for interest and $145 and $424 for penalties on its Condensed Consolidated Statement of Income for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, the Company had accrued $2,175 for cumulative interest and $1,463 for cumulative penalties, and $2,268 for cumulative interest and $1,298 for cumulative penalties at December 31, 2011.

During the three months ended June 30, 2012, there were no expirations of statutes of limitations for uncertain tax positions.  During the three months ended June 30, 2011, the Company recognized a decrease in its cumulative liability for gross unrecognized tax benefits due to the liquidation of the Company’s subsidiary in Wuxi China for certain tax years of approximately $36.

During the six months ended June 30, 2012, the Company recognized a $1,072 decrease in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.  During the six months ended June 30, 2011, the Company recognized a $958 decrease in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.

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

In the second quarter of 2012, the Internal Revenue Service initiated a limited scope audit of the Company’s 2009 federal income tax return.  The Company has responded to all information requests and has not received any further communications.  Also, during the second quarter of 2012, the Italian tax authorities initiated a transfer pricing audit of the Company’s Italian subsidiary.  On July 7, 2012, the Company received the preliminary tax report, which proposed several adjustments to the taxable income of the subsidiary.  In conjunction with outside counsel, the Company reviewed the report and believes it should prevail on the merits of the case.  As a result, the Company does not believe it has any exposures warranting an uncertain tax position reserve.

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

•
Level 2: Inputs other than quoted prices that observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that not active.

•	Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company values its interest rate swaps, company-owned life insurance policies and various deferred compensation assets and liabilities, acquisition-related consideration and an obligation related to a non-competition agreement at fair value.  The Company’s assets and liabilities subject to fair value measurement are as follows:

		Fair Value Measurements at June 30, 2012
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	June 30, 2012	Level 1	Level 2	Level 3
Company-owned life insurance	$1,585	$—	$1,585	$—
Company-owned life insurance - Deferred compensation assets	441	—	441	—
Other deferred compensation assets
Large capitalization registered investment companies	59	59	—	—
Mid capitalization registered investment companies	5	5	—	—
Small capitalization registered investment companies	8	8	—	—
International developed and emerging markets registered investment
companies	32	32	—	—
Fixed income registered investment companies	9	9	—	—

Total	$2,139	$113	$2,026	$—

		Fair Value Measurements at June 30, 2012
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	June 30, 2012	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$314	$314	$—	$—
Mid capitalization registered investment companies	83	83	—	—
Small capitalization registered investment companies	68	68	—	—
International developed and emerging markets registered investment
companies	163	163	—	—
Fixed income registered investment companies	48	48	—	—
Fixed general account	169	—	169	—
Interest rate derivatives	112	—	112	—
Acquisition-related consideration	9,506	—	—	9,506

Total	$10,463	$676	$281	$9,506

		Fair Value Measurements at December 31, 2011
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	December 31, 2011	Level 1	Level 2	Level 3
Company-owned life insurance	$1,508	$—	$1,508	$—
Company-owned life insurance - Deferred compensation assets	487	—	487	—
Other deferred compensation assets
Large capitalization registered investment companies	64	64	—	—
Mid capitalization registered investment companies	4	4	—	—
Small capitalization registered investment companies	7	7	—	—
International developed and emerging markets registered investment
companies	32	32	—	—
Fixed income registered investment companies	8	8	—	—

Total	$2,110	$115	$1,995	$—

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

		Fair Value Measurements at December 31, 2011
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	December 31, 2011	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$318	$318	$—	$—
Mid capitalization registered investment companies	83	83	—	—
Small capitalization registered investment companies	68	68	—	—
International developed and emerging markets registered investment
companies	168	168	—	—
Fixed income registered investment companies	50	50	—	—
Fixed general account	177	—	177	—
Interest rate derivatives	418	—	418	—
Acquisition related consideration	8,898	—	—	8,898

Total	$10,180	$687	$595	$8,898

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms.  The fair values of other deferred compensation assets and liabilities are based on quoted prices in active markets.  The fair values of interest rate derivatives are based on quoted market prices from various banks for similar instruments.  The fair value of the earnout is based on unobservable inputs and is classified as Level 3.  Significant inputs and assumptions are management’s estimate of the probability of the earnout ultimately being met/paid and the discount rate used to present value the liability.  The fair value of the holdbacks and the obligation related to a non-competition agreement are also based on unobservable inputs and are classified as Level 3.  Significant inputs and assumptions for both the obligation related to the non-competition agreement and the holdbacks is management’s estimate of the discount rate used to present value the liabilities.  Significant changes in any Level 3 input or assumption in isolation would result in increases or decreases to the fair value measurements for the holdbacks, the earnout and the non-competition agreement.

Changes in the fair value of the Level 3 liabilities during the six months ended June 30, 2012 were as follows:

			Non-competition
	Earnout	Hold-back	Agreement	Hold-back
	Summit	Tecniquimia	Obligation	GW Smith	Total
Balance at December 31, 2011	$5,444	$1,877	$675	$902	$8,898
Interest accretion	395	123	25	65	608
Balance at June 30, 2012	$5,839	$2,000	$700	$967	$9,506

Quantitative information about the Company’s Level 3 fair value measurements at June 30, 2012 were as follows:

	Fair value at June 30, 2012	Valuation technique	Unobservable input	Input value
Summit earnout	5,839	Discounted cash flow	Discount rate	14.5%
Tecniquimia hold-back	2,000	Discounted cash flow	Discount rate	14.0%
Non-competition agreement obligation	700	Discounted cash flow	Discount rate	14.0%
G.W. Smith hold-back	967	Discounted cash flow	Discount rate	15.0%

The fair value of the Summit earnout is based on the weighted average probability of the outcome of different payout scenarios.  As of June 30, 2012, the probabilities applied to the payout scenarios ranged from 15% to 50%, depending on the Company’s estimate of the likelihood of each payout scenario.

Note 5 – Hedging Activities

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk.  The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices or credit risk.  Quaker uses interest rate swaps to mitigate the impact of changes in interest rates.  The swaps convert a portion of the Company’s variable interest rate debt to fixed interest rate debt and are designated as cash flow hedges and reported on the balance sheet at fair value.  The effective portions of the hedges are reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affects earnings.  The Company has no derivatives designated as fair value hedges and only has derivatives designated as hedging instruments under the FASB’s guidance.  The notional amount of the Company’s interest rate swaps was $15,000 as of June 30, 2012 and December 31, 2011.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Information about the Company’s interest rate derivatives is as follows:

		Fair Value
		June 30,	December 31,
	Balance Sheet Location	2012	2011
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current liabilities	$112	$418
		$112	$418

Cash Flow Hedges
Interest Rate Swaps

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2012	2011	2012	2011
Amount of Gain Recognized in Accumulated OCI on Derivative
(Effective Portion)		$103	$78	$199	$174

Amount and Location of Gain Reclassified from Accumulated OCI into
Income (Effective Portion)	Interest Expense	$(160)	$(165)	$(318)	$(328)

Amount and Location of Gain Recognized in Income on Derivative
(Ineffective Portion and Amount Excluded from Effectiveness Testing)	Other Income	$—	$—	$—	$—

Note 6 – Stock-Based Compensation

The Company recognized share-based compensation expense in selling, general and administrative expenses in its Condensed Consolidated Statement of Income as follows:

	For the Six Months Ended June 30,
	2012	2011
Stock options	$263	$228
Nonvested stock awards and restricted stock units	732	671
Employee stock purchase plan	23	23
Non-elective and elective 401(k) matching contribution in stock	1,030	902
Director stock ownership plan	30	30
Total share-based compensation expense	$2,078	$1,854

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

As of June 30, 2012 and June 30, 2011, the Company recorded $1,420 and $162, respectively, of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheets, related to stock option exercises. The Company’s estimated taxes payable was sufficient to fully recognize these benefits as cash inflows from financing activities in its Condensed Consolidated Statement of Cash Flows, which represented the Company’s estimate of cash savings through June 30, 2012 and June 30, 2011, respectively.

Stock option activity under all plans is as follows:

			Weighted
			Average
		Weighted Average	Remaining
	Number of	Exercise Price per	Contractual
	Shares	Share	Term (years)
Balance at December 31, 2011	253,342	$16.43
Options granted	40,157	38.57
Options exercised	(77,176)	9.62
Options forfeited	(8,470)	29.32
Balance at June 30, 2012	207,853	$22.72	4.5
Exercisable at June 30, 2012	117,758	$15.85	3.5

As of June 30, 2012, the total intrinsic value of options outstanding was approximately $4,761, and the total intrinsic value of exercisable options was $3,505.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at June 30, 2012 is as follows:

				Weighted	Weighted	Number	Weighted
			Number	Average	Average	Exercisable	Average
Range of			Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices			at 6/30/2012	Life	Price	6/30/2012	Price
$4.62	-	$9.24	47,325	2.6	$6.93	47,325	$6.93
$9.25	-	$18.48	—	—	—	—	—
$18.49	-	$23.11	89,216	4.1	18.86	59,150	18.88
$23.12	-	$36.97	—	—	—	—	—
$36.98	-	$41.59	69,120	6.1	37.76	11,283	37.37
$41.60	-	$46.21	2,192	7.0	46.21	—	—
			207,853	4.5	22.72	117,758	15.85

As of June 30, 2012, unrecognized compensation expense related to options granted during 2010 was $112, for options granted during 2011 was $263 and for options granted in 2012 was $568.

During the first quarter of 2012, the Company granted  37,965 stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period.  For the purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes option pricing model and the assumptions set forth in the table below:

March, 31,
2012
Dividend Yield	3.09%
Expected Volatility	69.90%
Risk-free interest rate	0.61%
Expected term (years)	4.0

Approximately $62 of expense was recorded on these options during the first six months of 2012.  The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

In connection with a transition of key employees in the Company during the second quarter of 2012,  2,192 stock options were granted under the Company’s LTIP plan and will be subject only to time vesting over a three-year period. The following assumptions were made as set forth in the table below:

June 30,
2012
Dividend Yield	2.69%
Expected Volatility	69.09%
Risk-free interest rate	0.58%
Expected term (years)	4.0

During the six months ended June 30, 2012, the Company did not record any expense on these options due to the timing of the issuance coinciding with the date of the financial statements.  The fair value of these awards will be amortized on a straight-line basis over the vesting period of the awards.

Activity of shares granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2011	169,863	$20.66
Granted	42,754	$39.43
Vested	(79,519)	$12.33
Forfeited	(5,104)	$28.32
Nonvested awards, June 30, 2012	127,994	$31.79

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of June 30, 2012, unrecognized compensation expense related to these awards was $2,469 to be recognized over a weighted average remaining period of 2.08 years.

In 2012, the Company granted restricted stock units under the Company’s LTIP plan.  Activity of restricted stock units granted is shown below:

Weighted
Average Grant
	Number of	Date Fair Value
	units	(per unit)
Nonvested awards, December 31, 2011	—	$—
Granted	2,100	$38.13
Vested	—	$—
Forfeited	—	$—
Nonvested awards, June 30, 2012	2,100	$38.13

The fair value of the nonvested restricted stock units is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the fair value for expected forfeitures based on historical experience for similar awards. As of June 30, 2012, unrecognized compensation expense related to these awards was $62 to be recognized over a weighted average remaining period of 2.75 years.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Activity of shares granted under the Company’s GAIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2011	62,250	$7.72
Granted	—	$—
Vested	(59,850)	$7.72
Forfeited	(2,400)	$7.72
Nonvested awards, June 30, 2012	—	$—

As of June 30, 2012, these shares were fully vested and all related compensation expense was recognized.

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

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Company’s Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may elect to adjust the number of shares. As of June 30, 2012, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock may elect to receive payment of a percentage (up to 100%) of the annual retainer in shares of common stock. Currently, the annual retainer is $40.  The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1.

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

The following table summarizes EPS calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$10,540	$9,841	$22,486	$20,441
Less: income allocated to participating securities	(101)	(182)	(289)	(384)
Net income available to common shareholders	$10,439	$9,659	$22,197	$20,057
Basic weighted average common shares outstanding	12,850,917	12,043,858	12,790,799	11,668,657
Basic earnings per common share	$0.81	$0.80	$1.74	$1.72

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$10,540	$9,841	$22,486	$20,441
Less: income allocated to participating securities	(100)	(180)	(288)	(380)
Net income available to common shareholders	$10,440	$9,661	$22,198	$20,061
Basic weighted average common shares outstanding	12,850,917	12,043,858	12,790,799	11,668,657
Effect of dilutive securities, employee stock options	80,913	174,919	88,838	175,905
Diluted weighted average common shares outstanding	12,931,830	12,218,777	12,879,637	11,844,562
Diluted earnings per common share	$0.81	$0.79	$1.72	$1.69

The following number of stock options are not included in diluted earnings per share since the effect would have been anti-dilutive: 9,917 and 8,209 for the three months ended June 30, 2012 and June 30, 2011, and 7,859 and 10,208 for the six months ended June 30, 2012 and June 30, 2011, respectively.

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The table below presents information about the Company’s reported segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Metalworking Process Chemicals
Net sales	$165,011	$156,772	$330,986	$307,505
Operating income for reportable segments	30,649	26,149	61,624	53,084
Coatings
Net sales	10,950	10,487	21,473	18,969
Operating income for reportable segments	2,799	2,446	5,312	4,409
Other Chemical Products
Net sales	836	533	1,976	1,183
Operating income for reportable segments	53	4	195	39
Total
Net sales	176,797	167,792	354,435	327,657
Operating income for reportable segments	33,501	28,599	67,131	57,532
Non-operating expenses	(15,799)	(13,171)	(31,981)	(27,518)
Amortization	(719)	(487)	(1,465)	(973)
Consolidated operating income	16,983	14,941	33,685	29,041
Interest expense	(1,151)	(1,200)	(2,325)	(2,418)
Interest income	137	271	260	543
Other (expense) income, net	(134)	791	207	1,330
Consolidated income before taxes and equity in net income of associated companies	$15,835	$14,803	$31,827	$28,496

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 9 – Equity and Noncontrolling Interest

The following table presents the changes in equity and noncontrolling interest for the three and six months ended June 30, 2012 and June 30, 2011:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at March 31, 2012	$12,951	$90,836	$184,764	$(25,902)	$8,015	$270,664
Net income	—	—	10,540	—	630	11,170
Currency translation adjustments	—	—	—	(6,786)	(425)	(7,211)
Defined benefit retirement plans	—	—	—	499	—	499
Current period changes in fair value of derivatives	—	—	—	103	—	103
Unrealized gain on available-for-sale securities	—	—	—	(5)	—	(5)
Dividends ($0.245 per share)	—	—	(3,188)	—	—	(3,188)
Dvidends paid to noncontrolling shareholders	—	—	—	—	(30)	(30)
Share issuance and equity-based compensation plans	60	1,195	—	—	—	1,255
Excess tax benefit from stock option exercises	—	168	—	—	—	168
Balance at June 30, 2012	$13,011	$92,199	$192,116	$(32,091)	$8,190	$273,425

Balance at March 31, 2011	$11,531	$39,132	$152,237	$(9,497)	$7,359	$200,762
Net income	—	—	9,841	—	714	10,555
Currency translation adjustments	—	—	—	3,587	69	3,656
Defined benefit retirement plans	—	—	—	325	—	325
Current period changes in fair value of derivatives	—	—	—	78	—	78
Dividends ($0.24 per share)	—	—	(3,080)	—	—	(3,080)
Stock offering, net of related expenses	1,265	46,878	—	—	—	48,143
Share issuance and equity-based compensation plans	27	1,155	—	—	—	1,182
Excess tax benefit from stock option exercises	—	84	—	—	—	84
Balance at June 30, 2011	$12,823	$87,249	$158,998	$(5,507)	$8,142	$261,705

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at December 31, 2011	$12,912	$89,725	$175,932	$(29,820)	$6,977	$255,726
Net income	—	—	22,486	—	1,377	23,863
Currency translation adjustments	—	—	—	(3,442)	(134)	(3,576)
Defined benefit retirement plans	—	—	—	969	—	969
Current period changes in fair value of derivatives	—	—	—	199	—	199
Unrealized gain on available-for-sale securities	—	—	—	3	—	3
Dividends ($0.485 per share)	—	—	(6,302)	—	—	(6,302)
Dividends paid to noncontrolling interests	—	—	—	—	(30)	(30)
Share issuance and equity-based compensation plans	99	1,054	—	—	—	1,153
Excess tax benefit from stock option exercises	—	1,420	—	—	—	1,420
Balance at June 30, 2012	$13,011	$92,199	$192,116	$(32,091)	$8,190	$273,425

Balance at December 31, 2010	$11,492	$38,275	$144,347	$(13,736)	$6,721	$187,099
Net income	—	—	20,441	—	1,344	21,785
Currency translation adjustments	—	—	—	7,400	77	7,477
Defined benefit retirement plans	—	—	—	649	—	649
Current period changes in fair value of derivatives	—	—	—	174	—	174
Unrealized loss on available-for-sale securities	—	—	—	6	—	6
Dividends ($0.475 per share)	—	—	(5,790)	—	—	(5,790)
Stock offering, net of related expenses	1,265	46,878	—	—	—	48,143
Share issuance and equity-based compensation plans	66	1,934	—	—	—	2,000
Excess tax benefit from stock option exercises	—	162	—	—	—	162
Balance at June 30, 2011	$12,823	$87,249	$158,998	$(5,507)	$8,142	$261,705

The items in Accumulated Other Comprehensive Loss are net of tax benefits of $247 and $168 for defined benefit retirement plans and $55 and $42 for current period changes in fair value for derivatives for the three months ended June 30, 2012 and June 30, 2011, respectively.  The items in Accumulated Other Comprehensive Loss are net of tax benefits of $527 and $335 for defined benefit retirement plans and $107 and $93 for current period changes in fair value for derivatives for the six months ended June 30, 2012 and June 30, 2011, respectively.

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

In July 2011, the Company acquired the remaining 60% ownership interest in Tecniquimia Mexicana, S.A. de C.V., the Company’s Mexican equity affiliate, for approximately $10,500.  The acquisition strengthened the Company’s position in the growing Mexican market. The Company allocated $3,556 of intangible assets, comprising trade names and trademarks, to be amortized over 5 years; and customer lists, to be amortized over 20 years.  In addition, the Company recorded $6,773 of goodwill, none of which will be tax deductible, and was assigned to the metalworking process chemicals segment.  Liabilities assumed include a hold-back of consideration to be paid to the former shareholders at one year from the purchase date, absent the occurrence of unforeseen obligations.  Subsequent to June 30, 2012, the Company paid the $2,000 hold-back consideration to the former shareholders.

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

Subsequent to June 30, 2012, the Company acquired NP Coil Dexter Industries, S.r.l., a European manufacturer and supplier of metal surface treatment products.  The acquired business has annual net sales of approximately $11.0 million.  Certain pro forma and other disclosures have not been provided as of June 30, 2012, because the effects were not material.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 11 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the six months ended June 30, 2012 are as follows.  The Company has recorded no impairment charges in the past:

	Metalworking
	Process
	Chemicals	Coatings	Total
Balance as of December 31, 2011	$50,071	$8,081	$58,152
Currency translation adjustments	(1,119)	—	(1,119)
Balance as of June 30, 2012	$48,952	$8,081	$57,033

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2012 and December 31, 2011 are as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2012	2011	2012	2011
Amortized intangible assets
Customer lists and rights to sell	$30,413	$30,435	$7,192	$6,386
Trademarks and patents	4,741	4,685	2,217	1,991
Formulations and product technology	5,278	5,278	3,269	3,090
Other	5,309	5,309	3,766	3,557
Total	$45,741	$45,707	$16,444	$15,024

The Company recorded $1,465 and $973 of amortization expense in the six months ended June 30, 2012 and June 30, 2011, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2012	$2,878
For the year ended December 31, 2013	$2,702
For the year ended December 31, 2014	$2,472
For the year ended December 31, 2015	$2,472
For the year ended December 31, 2016	$2,015
For the year ended December 31, 2017	$1,600

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at June 30, 2012.

Note 12 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three and six months ended June 30, 2012 and June 30, 2011 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$614	$593	$5	$5	$1,238	$1,164	$9	$10
Interest cost and other	1,457	1,555	71	89	2,927	3,077	142	178
Expected return on plan assets	(1,368)	(1,449)	—	—	(2,743)	(2,873)	—	—
Other amortization, net	717	461	30	31	1,436	921	61	62
Net periodic benefit cost	$1,420	$1,160	$106	$125	$2,858	$2,289	$212	$250

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2011, that it expected to make minimum cash contributions of $6,826 to its pension plans and $747 to its other postretirement benefit plan in 2012. As of June 30, 2012, $4,652 and $467 of contributions have been made to the Company’s pension plans and its other postretirement benefit plans, respectively.

Note 13 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000.  In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. As of June 30, 2012, the Company believes that the range of potential-known liabilities associated with ACP contamination, including the water and soil remediation program, is approximately $1,100 to $2,100, for which the Company has sufficient reserves.

The low and high ends of the range are based on the length of operation of the two extraction wells as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction wells, groundwater monitoring and program management. The duration of the well operation was estimated based on historical trends in concentrations in the monitoring wells within the proximity of the applicable extraction wells. Also factored into the model was the impact of water injected into the underground aquifer from a planned water treatment system to be installed by OCWD adjacent to P-2. Based on the modeling, it is estimated that P-2 will operate for another one and one-half to four and one-half years and P-3 will operate for another one and one-half to four and one-half years. Operation and maintenance costs were based on historical expenditures and estimated inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $255 and $493 was accrued at June 30, 2012 and December 31, 2011, respectively, to provide for such anticipated future environmental assessments and remediation costs.

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

In 2010, the Company recorded a net charge of $4,132, which consisted of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries.  At June 30, 2012 and December 31, 2011, the Company had no accrual for remaining payments to be made under tax dispute settlements entered into by the subsidiary.

The charges taken by the Company in 2010 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $16,500 with one jurisdiction representing approximately 82 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

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

The Company’s 5% revenue growth in the second quarter of 2012 compared to the second quarter of 2011 was due to a 6% increase in volume, including acquisitions, and a 5% increase in selling price and mix, which was partially offset by a 6% decrease related to foreign exchange rate translation.   Gross profit increased approximately $6.9 million, or 13%, as compared to the second quarter of 2011, with gross margin increasing to 34.3% from 32.0% for the second quarter of 2011 and 33.7% for the first quarter of 2012.   The increase in gross margin reflects the Company’s ongoing initiative of restoring margins to more acceptable levels through price increases, as well as mix effects experienced in the quarter.

Selling, general and administrative expenses (“SG&A”) increased approximately $4.8 million from the second quarter of 2011 primarily related to acquisitions and higher selling, inflationary and other costs on increased business activity, which were partially offset by decreases due to foreign exchange rate translation.  SG&A for the second quarter of 2012 also includes charges of approximately $0.06 per diluted share for certain bankruptcies in the U.S. and $0.03 per diluted share related to CFO transition costs.   As a result, the second quarter of 2012 SG&A, as a percentage of sales, increased to 24.7% compared to 23.1% for the second quarter of 2011 and 24.3% for the first quarter of 2012.

Earnings per diluted share of $0.81 for the second quarter of 2012 includes dilution of approximately $0.03 per diluted share related to the Company’s equity offering in May of 2011, as compared to earnings per diluted share of $0.79 for the second quarter of 2011.  The Company’s results are being negatively impacted by a stronger dollar and weaker demand in several geographical areas such as Europe, China, Brazil and India.  However, these negatives have been offset by additional new business, recent acquisitions, as well as the continuing manufacturing recovery of North America.  Looking forward to the second half of 2012, the Company expects the global economic environment to remain challenging, with continued weakness in most regions.  However, the Company remains confident that 2012 will be another good year.  In addition, the Company’s strong balance sheet and cash flow generation continue to provide financial flexibility to invest in strategic growth initiatives, pay dividends to shareholders and grow through acquisitions.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $25.3 million at June 30, 2012 from $16.9 million at December 31, 2011.  The $8.4 million increase was the net result of $21.9 million of cash provided by operating activities, $5.5 million of cash used in investing activities, $7.5 million of cash used in financing activities and a $0.5 million decrease from the effect of exchange rates on cash.

Net cash flows provided by operating activities were $21.9 million in the first half of 2012 compared to $0.2 million provided by operating activities in the first half of 2011.  The Company’s improved working capital performance, lower pension plan contributions and increased net income were the primary drivers of the higher operating cash flow.

Net cash flows used in investing activities were $5.5 million in the first half of 2012 compared to $6.3 million used in investing activities in the first half of 2011.  Investments in property, plant and equipment were the primary uses of cash in each period.  During 2012, the Company continues to invest in its Asia/Pacific facilities and information technology infrastructure, whereas, in the first half of 2011, the Company had additional investments in its Middletown, Ohio and Batavia, New York plants. The Company’s investing cash flow for the first six months of 2011was also impacted by post acquisition consideration paid to finalize its Summit Lubricants acquisition.

Net cash flows used by financing activities were $7.5 million in the first half of 2012 compared to $2.6 million provided by financing activities in the first half of 2011.  The Company’s second quarter 2011 offering of approximately 1.3 million shares of its common stock resulted in net cash proceeds of approximately $48.1 million, which was used to pay down the Company’s revolving credit line in 2011.  For the first half of 2012, the Company was able to fund its working capital requirements as a result of strong net operating cash flow and, also, was able to repay a portion of its revolving credit line.  For the first half of 2012, the Company recorded $1.4 million of excess tax benefits in capital in excess of par on its Condensed Consolidated Balance Sheet and as a cash flow provided by financing activities in its Condensed Consolidated Statement of Cash Flows, compared to $0.2 million of these benefits recorded during the first half of 2011.  Higher dividend payments as a result of the Company’s equity offering also affected the financing cash flow comparisons.

 The Company’s primary credit line is a $175.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in 2014. At the Company’s option, the principal amount available can be increased to $225.0 million if the lenders agree to increase their commitments and the Company satisfies certain conditions.  At June 30, 2012 and December 31, 2011, the Company had approximately $27.1 million and $28.5 million, respectively, outstanding under this facility.  The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.50 to 1.  At June 30, 2012 and December 31, 2011, the consolidated leverage ratio was below 1.0 to 1.  The Company has entered into interest rate swaps with a combined notional value of $15.0 million as of June 30, 2012, in order to fix the interest rate on that amount of its variable rate debt. Outstanding financial derivative instruments may expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. To manage credit risk, the Company limits its exposure to any single counterparty. However, the Company does not expect any of the counterparties to fail to meet their obligations.

At June 30, 2012, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $16.1 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $10.4 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

Operations

Comparison of the Second Quarter of 2012 with the Second Quarter of 2011

Net sales for the second quarter of 2012 were $176.8 million, an increase of 5% from $167.8 million in the second quarter of 2011.  Product volumes, including acquisitions, were higher by 6%, selling price and mix increased revenues by 5%, while foreign exchange rates decreased revenues by 6%.

Gross profit increased by $6.9 million, or 13%, from the second quarter of 2011. The second quarter of 2012 gross margin increased to 34.3% from 32.0% for the second quarter of 2011 and 33.7% for the first quarter of 2012.  The increase in gross margin reflects the Company’s ongoing initiative of restoring margins to more acceptable levels through price increases, as well as mix effects experienced in the quarter.

SG&A increased approximately $4.8 million compared to the second quarter of 2011, primarily related to acquisitions and higher selling, inflationary and other costs on increased business activity, which were partially offset by decreases due to foreign exchange rate translation.  SG&A in the second quarter of 2012 also includes charges of approximately $0.06 per diluted share for certain bankruptcies in the U.S. and $0.03 per diluted share related to CFO transition costs.  As a result, the second quarter of 2012 SG&A, as a percentage of sales, increased to 24.7% compared to 23.1% for the second quarter of 2011 and 24.3% for the first quarter of 2012.

Other income decreased in the second quarter of 2012 primarily due to foreign exchange losses compared to foreign exchange gains in the second quarter of 2011.  Interest expense in the second quarter of 2012 was comparable to the second quarter of 2011, however, decreases in interest expense due to lower average borrowings were partially offset by increases related to the accretion of certain acquisition-related liabilities.

The Company’s effective tax rate for the second quarter of 2012 was approximately 30.8%, compared to an effective tax rate of approximately 30.4% for the second quarter of 2011.   Many external and internal factors impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses.  Please refer to the Comparison of the First Six Months of 2012 with the First Six Months of 2011 for further discussion.

Segment Reviews—Comparison of the Second Quarter of 2012 with the Second Quarter of 2011

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales in the second quarter of 2012.  Net sales were up $8.2 million, or 5%, compared to the second quarter of 2011.  Foreign currency translation negatively impacted net sales by approximately 7%, primarily driven by the E.U. Euro to U.S. Dollar and Brazilian Real to U.S. Dollar exchange rates.  The average E.U. Euro to U.S. Dollar exchange rate was 1.28 in the second quarter of 2012 compared to 1.44 in the second quarter of 2011.  The average Brazilian Real to U.S. Dollar exchange rate was 0.51 in the second quarter of 2012 compared to 0.63 in the second quarter of 2011.  Net sales were positively impacted by increases of 6% in North America (excluding acquisitions), 8% in Europe and 3% in Asia/Pacific, partially offset by a 1% decrease in South America, all on a constant currency basis.  The Company’s 2011 acquisition activity accounted for approximately 58% of this segment’s sales increase in the second quarter of 2012, as compared to the second quarter of 2011, with the remaining increase in this segment’s net sales due to selling and price mix changes.  This segment’s operating income increased approximately $4.5 million in the second quarter of 2012, as compared to the second quarter of 2011, reflecting the Company’s acquisition activity and the sales price increases noted above.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in the second quarter of 2012, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants.  Net sales for this segment were up approximately $0.5 million, or 4%, in the second quarter of 2012, as compared to the second quarter of 2011, which was primarily due to increased sales in chemical milling maskants sold to the aerospace industry.  This segment’s operating income increased by $0.4 million over the second quarter of 2011.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales in the second quarter of 2012, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture.  Net sales increased approximately $0.3 million and operating income increased approximately $0.1 million in the second quarter of 2012, as compared to the second quarter of 2011, due to increased activity in the oil and gas market.

Comparison of the First Six Months of 2012 with the First Six Months of 2011

Net sales for the first half of 2012 were $354.4 million, an increase of 8% from $327.7 million in the first half of 2011.  Product volumes, including acquisitions, were higher by 5%, selling price and mix increased revenues by 7%, while foreign exchange rates decreased revenues by 4%.

Gross profit increased by $13.9 million, or 13%, from the first half of 2011 with gross margin increasing to 34.0% from 32.5% for the first half of 2011, reflecting the Company’s ongoing initiative of restoring margins and mix effects noted above.

SG&A increased approximately $9.3 million compared to the first half of 2011, primarily related to acquisitions and higher selling, inflationary and other costs on increased business activity, which were partially offset by decreases due to foreign exchange rate translation. The first half of 2012 SG&A also reflects the bankruptcy charges and CFO transition costs, as discussed above.  SG&A, as a percentage of sales, increased to 24.5% from 23.6% for the first half of 2011.

Other income decreased in the first half of 2012 primarily due to higher foreign exchange losses and lower third party license fees as compared to the first half of 2011.  Interest expense was relatively flat compared to the first half of 2011, however, decreases in interest expense due to lower average borrowings were offset by increases related to the accretion of certain acquisition-related liabilities.

The Company’s effective tax rate for the first half of 2012 was approximately 26.1%, compared to approximately 25.7% for the first half of 2011.  The Company’s low effective tax rates for the first halves of 2012 and 2011 include the expiration of applicable statutes of limitations for uncertain tax positions of approximately $0.12 per diluted share and $0.11 per diluted share, respectively.  The most significant other items affecting the comparison of the 2012 and 2011 year-to-date effective tax rates were a higher utilization of foreign tax credits in 2011, which were previously not benefited, and lower withholding taxes on dividends in 2012.  The Company has experienced and expects to further experience volatility in its effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions.  However, the Company expects a higher effective tax rate for the full year of 2012 as compared to the rate for the first half of 2012.  At the end of 2011, the Company had net U.S. deferred tax assets totaling $17.7 million, excluding deferred tax assets related to additional minimum pension liabilities.  The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized.  The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements.  The Company continues to closely monitor the factors affecting its net deferred tax assets and the assessment of valuation allowances.

Equity in net income of associated companies decreased in the first half of 2012 as compared to the first half of 2011, primarily due to the Company’s July 2011 purchase of the remaining ownership interest in its Mexican affiliate.

Segment Reviews—Comparison of the First Six Months of 2012 with the First Six Months of 2011

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications and represented approximately 93% of the Company’s net sales in the first half of 2012.  Net sales were up $23.5 million, or 8%, compared to the first half of 2011.  Foreign currency translation negatively impacted net sales by approximately 4%, primarily driven by the E.U. Euro to U.S. Dollar and Brazilian Real to U.S. Dollar exchange rates.  The average E.U. Euro to U.S. Dollar exchange rate was 1.30 in the first half of 2012 compared to 1.40 in the first half of 2011.  The average Brazilian Real to U.S. Dollar exchange rate was 0.54 in the first half of 2012 compared to 0.61 in the first half of 2011.  Net sales were positively impacted by increases of 12% in North America (excluding acquisitions), 4% in Europe and 3% in Asia/Pacific, partially offset by a 5% decrease in South America, all on a constant currency basis.  The Company’s 2011 acquisition activity accounted for approximately 55% of this segment’s sales increase in the first half of 2012, as compared to the first half of 2011, with the remaining increase in this segment’s net sales due to selling and price mix changes.  This segment’s operating income increased approximately $8.5 million in the first half of 2012, as compared to the first half of 2011, reflecting the Company’s acquisition activity and the sales price increases noted above.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in the first half of 2012, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants.  Net sales for this segment were up approximately $2.5 million, or 13%, in the first half of 2012, as compared to the first half of 2011, which was primarily due to increased sales in chemical milling maskants sold to the aerospace industry.  This segment’s operating income increased by $0.9 million over the first half of 2011, consistent with the sales increase noted above.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales in the first half of 2012, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture.  Net sales increased approximately $0.8 million and operating income increased approximately $0.2 million in the first half of 2012, as compared to the first half of 2011, due to increased activity in the oil and gas market.

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

Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended June 30, 2012.

PART II.
OTHER INFORMATION

Items 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 1.  Legal Proceedings

Incorporated by reference is the information in Note 13 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report, all of which were acquired from employees in payment of the exercise price of employee stock options exercised, or for the payment of taxes upon exercise of employee stock options or upon the vesting of restricted stock, during the period.

			(c)	(d)
			Total Number of	Maximum
			Shares Purchased as	Number of Shares that
	(a)	(b)	Part of	May Yet
	Total Number	Average	Publicly Announced	Be Purchased Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased (1)	Per Share (2)	or Programs (3)	Programs (3)
April 1 - April 30	312	$38.76	—	252,600
May 1 - May 31	3,380	$45.13	—	252,600
June 1 - June 30	2,512	$44.73	—	252,600

Total	6,204	$44.65	—	252,600

(1)
All of the 6,204 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options exercised, or for the payment of taxes upon exercise of employee stock options or vesting of restricted stock.

(2)
The price per share represented the closing price of the Company’s common stock on the date of vesting or stock option exercise, as specified by the plan pursuant to which the restricted stock or the employee stock option was granted.

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

Item 6.	Exhibits

(a) Exhibits

10.1	–	Memorandum of Employment by and between Registrant and Margaret M. Loebl, dated May 22, 2012, effective June 29, 2012. *
10.2	–	Change in Control Agreement by and between Registrant and Margaret M. Loebl, dated May 22, 2012, effective June 29, 2012.*
31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	–	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350
32.2	–	Certification of Margaret M. Loebl Pursuant to 18 U.S. C. Section 1350
101.INS **	–	XBRL Instance Document
101.SCH **	–	XBRL Extension Schema Document
101.CAL **	–	XBRL Calculation Linkbase Document
101.DEF **	–	XBRL Definition Linkbase Document
101.LAB **	–	XBRL Label Linkbase Document
101.PRE **	–	XBRL Presentation Linkbase Document

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit.

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

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Margaret M. Loebl
Date: July 30, 2012	Margaret M. Loebl, officer duly authorized to sign this report, Vice President, Chief Financial Officer and Treasurer