Form 10-Q
period 2012-09-30
QUAKER CHEMICAL CORP
filed 2012-10-30
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on September 30, 2012	13,081,917

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.                                Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

Unaudited
(Dollars in thousands,
except par value
and share amounts)
September 30, 2012	December 31, 2011*

ASSETS
Current assets
Cash and cash equivalents	$30,172	$16,909
Accounts receivable, net	155,878	150,676
Inventories
Raw materials and supplies	42,733	41,771
Work-in-process and finished goods	33,701	32,987
Prepaid expenses and other current assets	18,576	17,206
Total current assets	281,060	259,549
Property, plant and equipment, at cost	219,513	214,695
Less accumulated depreciation	(135,204)	(131,779)
Net property, plant and equipment	84,309	82,916
Goodwill	59,461	58,152
Other intangible assets, net	33,563	31,783
Investments in associated companies	8,302	7,942
Deferred income taxes	27,855	29,823
Other assets	36,191	35,356
Total assets	$530,741	$505,521

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$576	$636
Accounts and other payables	74,277	68,125
Accrued compensation	14,390	16,987
Other current liabilities	22,812	20,901
Total current liabilities	112,055	106,649
Long-term debt	37,980	46,701
Deferred income taxes	9,319	7,094
Other non-current liabilities	86,162	89,351
Total liabilities	245,516	249,795
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding
2012 – 13,081,917 shares; 2011 – 12,911,508 shares	13,082	12,912
Capital in excess of par value	93,845	89,725
Retained earnings	199,388	175,932
Accumulated other comprehensive loss	(30,206)	(29,820)
Total Quaker shareholders’ equity	276,109	248,749
Noncontrolling interest	9,116	6,977
Total equity	285,225	255,726
Total liabilities and equity	$530,741	$505,521

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited
	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$180,923	$182,313	$535,358	$509,970
Cost of goods sold	121,797	122,827	355,801	343,984
Gross profit	59,126	59,486	179,557	165,986
Selling, general and administrative expenses	43,263	41,982	130,009	119,441
Operating income	15,863	17,504	49,548	46,545
Other income, net	322	2,740	529	4,070
Interest expense	(1,034)	(1,166)	(3,359)	(3,584)
Interest income	149	262	409	805
Income before taxes and equity in net income of associated companies	15,300	19,340	47,127	47,836
Taxes on income before equity in net income of associated companies	4,373	5,640	12,692	12,961
Income before equity in net income of associated companies	10,927	13,700	34,435	34,875
Equity in net income of associated companies	257	105	612	715
Net income	11,184	13,805	35,047	35,590
Less: Net income attributable to noncontrolling interest	698	447	2,075	1,791
Net income attributable to Quaker Chemical Corporation	$10,486	$13,358	$32,972	$33,799
Per share data:
Net income attributable to Quaker Chemical Corporation Common
Shareholders – basic	$0.80	$1.04	$2.54	$2.77
Net income attributable to Quaker Chemical Corporation Common
Shareholders – diluted	$0.80	$1.03	$2.52	$2.73
Dividends declared	$0.245	$0.24	$0.73	$0.715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Comprehensive Income (Loss)

	Unaudited
	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$11,184	$13,805	$35,047	$35,590

Other comprehensive income (loss), net of tax
Currency translation adjustments	1,600	(13,936)	(1,976)	(6,459)
Defined benefit retirement plans	436	(637)	1,405	12
Current period change in fair value of derivatives	73	112	272	286
Unrealized gain (loss) on available-for-sale securities	4	(23)	7	(17)
Other comprehensive income (loss)	2,113	(14,484)	(292)	(6,178)

Comprehensive income (loss)	13,297	(679)	34,755	29,412
Less: comprehensive (income) loss attributable to noncontrolling interest	(926)	447	(2,169)	(974)
Comprehensive income (loss) attributable to Quaker Chemical Corporation	$12,371	$(232)	$32,586	$28,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited
	(Dollars in thousands)
	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income	$35,047	$35,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,001	8,527
Amortization	2,283	1,596
Equity in undistributed earnings of associated companies, net of dividends	(428)	(136)
Deferred compensation and other, net	1,848	6,987
Stock-based compensation	2,954	2,675
Non-cash gain from purchase of equity affiliate	—	(2,718)
Gain on disposal of property, plant and equipment	(75)	(61)
Insurance settlement realized	(1,074)	(1,242)
Pension and other postretirement benefits	(1,823)	(4,099)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(1,381)	(29,390)
Inventories	(875)	(16,334)
Prepaid expenses and other current assets	(1,976)	(3,061)
Accounts payable and accrued liabilities	(1,731)	6,196
Net cash provided by operating activities	41,770	4,530

Cash flows from investing activities
Investments in property, plant and equipment	(8,757)	(8,914)
Payments related to acquisitions, net of cash acquired	(2,635)	(10,981)
Proceeds from disposition of assets	193	221
Insurance settlement received and interest earned	53	61
Change in restricted cash, net	1,021	1,181
Net cash used in investing activities	(10,125)	(18,432)

Cash flows from financing activities
Net decrease in short-term borrowings	—	(185)
Repayment of long-term debt	(9,672)	(30,613)
Dividends paid	(9,410)	(8,492)
Stock options exercised, other	(828)	629
Excess tax benefit related to stock option exercises	2,164	153
Proceeds from sale of common stock, net of related expenses	—	48,143
Distributions to noncontrolling shareholders	(30)	—
Net cash (used in) provided by financing activities	(17,776)	9,635
Effect of exchange rate changes on cash	(606)	(920)
Net increase (decrease) in cash and cash equivalents	13,263	(5,187)
Cash and cash equivalents at beginning of period	16,909	25,766
Cash and cash equivalents at end of period	$30,172	$20,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011.

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

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as the principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $30,878 and $37,787 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Note 2 – Recently Issued Accounting Standards

The FASB updated its guidance in July 2012 regarding indefinite-lived intangible asset impairment testing.  The updated guidance permits a Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value.  If the Company determines that the fair value is more likely than not above its carrying value, no further impairment testing is required.  However, if the Company concludes otherwise, then the first step of the traditional two-step impairment test is required to be performed.  The guidance is effective for annual and interim fiscal periods beginning after September 15, 2012, with early adoption permitted if an entity’s financial statements have not been issued as of the date of the entity’s interim or annual impairment test.  The Company elected to test its indefinite-lived intangible assets for impairment under the traditional two-step method during the current year but is currently evaluating the effect of this guidance for future applicability.

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

Note 3 – Income Taxes and Uncertain Income Tax Positions

The Company's year-to-date 2012 effective tax rate of 26.9% was lower than the year-to-date 2011 effective tax rate of 27.1%.  Both year-to-date effective tax rates reflect decreases in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.15 and $0.14 per diluted share for the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

As of September 30, 2012, the Company’s cumulative liability for gross unrecognized tax benefits was $12,043.  At December 31, 2011, the Company’s cumulative liability for gross unrecognized tax benefits was $12,719.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statement of Income. The Company recognized $57 and $6 for interest and $70 and $264 for penalties on its Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2012, respectively, and recognized $63 and $122 for interest and $110 and $535 for penalties on its Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, the Company had accrued $2,266 for cumulative interest and $1,555 for cumulative penalties, and $2,268 for cumulative interest and $1,298 for cumulative penalties at December 31, 2011.

During the three and nine months ended September 30, 2012, the Company recognized decreases of approximately $426 and $1,498, respectively, in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.  During the three and nine months ended September 30, 2011, the Company recognized decreases of approximately $424 and $1,382, respectively, in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.

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

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the Netherlands and the United Kingdom from 2006, Brazil from 2007, Spain from 2008, the United States and China from 2009, Italy from 2010, and various domestic state tax jurisdictions from 1993.

In the second quarter of 2012, the Internal Revenue Service (“IRS”) initiated a limited scope audit of the Company’s 2009 Federal income tax return.  By letter dated October 15, 2012, the IRS notified the Company that it had completed the review of the Company’s 2009 Federal income tax return without any changes to the reported information, completing the audit.  Also, during the second quarter of 2012, the Italian tax authorities initiated a transfer pricing audit of the Company’s Italian subsidiary.  On July 7, 2012, the Company received a preliminary tax report related to this transfer pricing audit, which proposed several adjustments to the taxable income of the subsidiary.  In conjunction with outside counsel, the Company reviewed the report and believes it should prevail on its merits.  As a result, the Company does not believe it has any exposures warranting an uncertain tax position reserve.  There has been no change in this matter during the third quarter of 2012.

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

The Company values its company-owned life insurance policies, various deferred compensation assets and liabilities, acquisition-related consideration and an obligation related to a non-competition agreement at fair value, and valued its interest rate swaps at fair value prior to their maturity in the third quarter of 2012.  The Company’s assets and liabilities subject to fair value measurement are as follows:

		Fair Value Measurements at September 30, 2012
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	September 30, 2012	Level 1	Level 2	Level 3
Company-owned life insurance	$1,650	$—	$1,650	$—
Company-owned life insurance - Deferred compensation assets	444	—	444	—
Other deferred compensation assets
Large capitalization registered investment companies	63	63	—	—
Mid capitalization registered investment companies	5	5	—	—
Small capitalization registered investment companies	9	9	—	—
International developed and emerging markets registered investment
companies	34	34	—	—
Fixed income registered investment companies	9	9	—	—

Total	$2,214	$120	$2,094	$—

		Fair Value Measurements at September 30, 2012
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	September 30, 2012	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$334	$334	$—	$—
Mid capitalization registered investment companies	85	85	—	—
Small capitalization registered investment companies	71	71	—	—
International developed and emerging markets registered investment
companies	174	174	—	—
Fixed income registered investment companies	49	49	—	—
Fixed general account	171	—	171	—
Acquisition-related consideration	8,471	—	—	8,471

Total	$9,355	$713	$171	$8,471

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

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms.  The fair values of other deferred compensation assets and liabilities are based on quoted prices in active markets.  The fair values of interest rate derivatives were based on quoted market prices from various banks for similar instruments.  The fair value of the earnout is based on unobservable inputs and is classified as Level 3.  Significant inputs and assumptions are management’s estimate of the probability of the earnout ultimately being met/paid and the discount rate used to present value the liability.  The fair value of the holdbacks and the obligation related to a non-competition agreement are also based on unobservable inputs and are classified as Level 3.  The significant input or assumption for both the obligation related to the non-competition agreement and the holdbacks is management’s estimate of the discount rate used to present value the liabilities.  Significant changes in any Level 3 input or assumption in isolation would result in increases or decreases to the fair value measurements for the holdbacks, the earnout and the obligation related to the non-competition agreement.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Changes in the fair value of the Level 3 liabilities during the nine months ended September 30, 2012 were as follows:

			Non-competition
	Earnout	Hold-back	Agreement	Hold-back	Hold-back
	Summit	Tecniquimia	Obligation	GW Smith	NP Coil Dexter	Total
Balance at December 31, 2011	$5,444	$1,877	$675	$902	$—	$8,898
Acquisitions	—	—	—	—	927	927
Interest accretion	592	123	33	98	35	881
Payments	—	(2,000)	(250)	—	—	(2,250)
Currency exchange adjustment	—	—	—	—	15	15
Balance at September 30, 2012	$6,036	$—	$458	$1,000	$977	$8,471

Quantitative information about the Company’s Level 3 fair value measurements at September 30, 2012 were as follows:

	Fair value at September 30, 2012	Valuation technique	Unobservable input	Input value
Summit earnout	6,036	Discounted cash flow	Discount rate	14.5%
NP Coil Dexter hold-back	977	Discounted cash flow	Discount rate	14.8%
Non-competition agreement obligation	458	Discounted cash flow	Discount rate	14.0%
G.W. Smith hold-back	1,000	Discounted cash flow	Discount rate	15.0%

The fair value of the Summit earnout is based on the weighted average probability of the outcome of different payout scenarios.  As of September 30, 2012, the probabilities applied to the payout scenarios ranged from 15% to 50%, depending on the Company’s estimate of the likelihood of each payout scenario.

Note 5 – Hedging Activities

The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk.  The Company does not use derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices or credit risk.  Quaker had interest rate swaps with a combined notional amount of $15,000 as of December 31, 2011, which matured during the third quarter of 2012.  These interest rate swaps were used to mitigate the impact of changes in interest rates, by converting a portion of the Company’s variable interest rate debt to fixed interest rate debt.  These instruments were designated as cash flow hedges and were reported on the balance sheet at fair value.  The effective portions of the hedges were reported in Other Comprehensive Income (“OCI”) until reclassified to earnings during the same period the hedged item affected earnings.  The Company has no derivatives designated as fair value hedges or derivatives designated as hedging instruments under the FASB’s guidance as of September 30, 2012, and only had the interest rate swaps, discussed above, as of December 31, 2011 which were designated as hedging instruments.

Information about the Company’s interest rate derivatives is as follows:

		Fair Value
		September 30,	December 31,
	Balance Sheet Location	2012	2011
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current liabilities	$—	$418
		$—	$418

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Cash Flow Hedges
Interest Rate Swaps

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2012	2011	2012	2011
Amount of Gain Recognized in Accumulated OCI on Derivative
(Effective Portion)		$73	$112	$272	$286

Amount and Location of Gain Reclassified from Accumulated OCI into
Income (Effective Portion)	Interest Expense	$(74)	$(168)	$(392)	$(496)

Amount and Location of Gain Recognized in Income on Derivative
(Ineffective Portion and Amount Excluded from Effectiveness Testing)	Other Income	$—	$—	$—	$—

Note 6 – Stock-Based Compensation

The Company recognized share-based compensation expense in selling, general and administrative expenses in its Condensed Consolidated Statement of Income as follows:

	For the Nine Months Ended September 30,
	2012	2011
Stock options	$403	$360
Nonvested stock awards and restricted stock units	1,120	1,031
Employee stock purchase plan	35	33
Non-elective and elective 401(k) matching contribution in stock	1,351	1,206
Director stock ownership plan	45	45
Total share-based compensation expense	$2,954	$2,675

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

As of September 30, 2012 and September 30, 2011, the Company recorded $2,164 and $153, respectively, of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheets, related to stock option exercises. The Company’s estimated taxes payable was sufficient to fully recognize these benefits as cash inflows from financing activities in its Condensed Consolidated Statement of Cash Flows, which represented the Company’s estimate of cash savings through September 30, 2012 and September 30, 2011, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Stock option activity under all plans is as follows:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual
	Shares	Per Share	Term (years)
Balance at December 31, 2011	253,342	$16.43
Options granted	40,157	38.57
Options exercised	(167,025)	12.00
Options forfeited	(8,470)	29.32
Balance at September 30, 2012	118,004	$29.31	5.2
Exercisable at September 30, 2012	27,909	$21.63	4.3

As of September 30, 2012, the total intrinsic value of options outstanding was approximately $2,051, and the total intrinsic value of exercisable options was $699.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at September 30, 2012 is as follows:

			Number
Range of			Outstanding	Weighted Average	Weighted Average	Number Exercisable	Weighted Average
Exercise Prices			at 9/30/2012	Contractual Life	Exercise Price	at 9/30/2012	Exercise Price
$0.00	-	$10.00	9,551	3.4	$6.93	9,551	$6.93
$10.01	-	$20.00	38,139	4.2	18.85	8,073	18.97
$20.01	-	$30.00	—	—	—	—	—
$30.01	-	$40.00	68,122	5.9	37.76	10,285	37.37
$40.01	-	$50.00	2,192	6.8	46.21	—	—
			118,004	5.2	29.31	27,909	21.63

As of September 30, 2012, unrecognized compensation expense related to options granted during 2010 was $64, for options granted during 2011 was $223 and for options granted in 2012 was $516.

During the first quarter of 2012, the Company granted stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period.  In connection with a transition of key employees in the Company during the second quarter of 2012, stock options were granted under the Company’s LTIP plan that are also subject only to time vesting over a three-year period.  For the purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes option pricing model and the assumptions set forth in the table below:

	March 31,	June 30,
	2012	2012
Number of options granted	37,965	2,192
Dividend Yield	3.09%	2.69%
Expected Volatility	69.90%	69.09%
Risk-free interest rate	0.61%	0.58%
Expected term (years)	4.0	4.0

Approximately $115 of expense was recorded on these options during the first nine months of 2012.  The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Activity of shares granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2011	169,863	$20.66
Granted	42,754	$39.43
Vested	(83,019)	$12.99
Forfeited	(6,154)	$28.39
Nonvested awards, September 30, 2012	123,444	$31.93

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of September 30, 2012, unrecognized compensation expense related to these awards was $2,078 to be recognized over a weighted average remaining period of 1.93 years.

In 2012, the Company granted restricted stock units under the Company’s LTIP plan.  Activity of restricted stock units granted is shown below:

Weighted
Average Grant
	Number of	Date Fair Value
	units	(per unit)
Nonvested awards, December 31, 2011	—	$—
Granted	2,100	$38.13
Vested	—	$—
Forfeited	—	$—
Nonvested awards, September 30, 2012	2,100	$38.13

The fair value of the nonvested restricted stock units is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of September 30, 2012, unrecognized compensation expense related to these awards was $56 to be recognized over a weighted average remaining period of 2.50 years.

Activity of shares granted under the Company’s GAIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2011	62,250	$7.72
Granted	—	$—
Vested	(59,850)	$7.72
Forfeited	(2,400)	$7.72
Nonvested awards, September 30, 2012	—	$—

As of September 30, 2012, these shares were fully vested and all related compensation expense was recognized.

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

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors approved a stock ownership plan for each member of the Company’s Board to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remains in effect for a term of ten years or until it is earlier terminated by the Board. The maximum number of shares of Common Stock which may be issued under the Plan is 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may elect to adjust the number of shares. As of September 30, 2012, the Committee has not made any elections to adjust the shares under this plan. Each Director is eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Currently, each Director who owns less than 7,500 shares of Company Common Stock is required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash. Each Director who owns 7,500 or more shares of Company Common Stock may elect to receive payment of a percentage (up to 100%) of the annual retainer in shares of common stock. Currently, the annual retainer is $40.  The number of shares issued in payment of the fees is calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date is June 1.

Note 7 – Earnings Per Share

The Company follows FASB’s guidance regarding the calculation of earnings per share (“EPS”) for nonvested stock awards with rights to non-forfeitable dividends.  The guidance requires nonvested stock awards with rights to non-forfeitable dividends to be included as part of the basic weighted average share calculation under the two-class method.

The following table summarizes the EPS calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$10,486	$13,358	$32,972	$33,799
Less: income allocated to participating securities	(99)	(224)	(386)	(611)
Net income available to common shareholders	$10,387	$13,134	$32,586	$33,188
Basic weighted average common shares outstanding	12,937,417	12,621,459	12,840,029	11,989,748
Basic earnings per common share	$0.80	$1.04	$2.54	$2.77

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$10,486	$13,358	$32,972	$33,799
Less: income allocated to participating securities	(99)	(222)	(384)	(604)
Net income available to common shareholders	$10,387	$13,136	$32,588	$33,195
Basic weighted average common shares outstanding	12,937,417	12,621,459	12,840,029	11,989,748
Effect of dilutive securities	33,892	148,919	70,265	166,787
Diluted weighted average common shares outstanding	12,971,309	12,770,378	12,910,294	12,156,535
Diluted earnings per common share	$0.80	$1.03	$2.52	$2.73

The following number of stock options are not included in diluted earnings per share since the effect would have been anti-dilutive: 4,537 and 15,740 for the three months ended September 30, 2012 and September 30, 2011, and 6,386 and 11,356 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 8 – Business Segments

The Company organizes its segments by the nature of the products sold.  The Company’s reportable segments are as follows:

•	Metalworking process chemicals—generally includes industrial process fluids for various heavy industrial and manufacturing applications.

•	Coatings—generally includes temporary and permanent coatings for metal and concrete products and chemical milling maskants.

•	Other chemical products—other various chemical products.

Segment data includes direct segment costs as well as general operating costs.  Any inter-segment transactions are immaterial for each period presented.

The table below presents information about the Company’s reported segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Metalworking Process Chemicals
Net sales	$168,732	$171,222	$499,718	$478,727
Operating income for reportable segments	26,772	30,443	88,396	83,527
Coatings
Net sales	11,222	10,378	32,695	29,347
Operating income for reportable segments	3,016	2,452	8,328	6,861
Other Chemical Products
Net sales	969	713	2,945	1,896
Operating income for reportable segments	78	32	273	71
Total
Net sales	180,923	182,313	535,358	509,970
Operating income for reportable segments	29,866	32,927	96,997	90,459
Non-operating expenses	(13,185)	(14,800)	(45,166)	(42,318)
Amortization	(818)	(623)	(2,283)	(1,596)
Consolidated operating income	15,863	17,504	49,548	46,545
Interest expense	(1,034)	(1,166)	(3,359)	(3,584)
Interest income	149	262	409	805
Other income, net	322	2,740	529	4,070
Consolidated income before taxes and equity in net income of associated companies	$15,300	$19,340	$47,127	$47,836

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
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 9 – Equity and Noncontrolling Interest

The following table presents the changes in equity and noncontrolling interest for the three and nine months ended September 30, 2012 and September 30, 2011:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at June 30, 2012	$13,011	$92,199	$192,116	$(32,091)	$8,190	$273,425
Net income	—	—	10,486	—	698	11,184
Currency translation adjustments	—	—	—	1,372	228	1,600
Defined benefit retirement plans	—	—	—	436	—	436
Current period changes in fair value of derivatives	—	—	—	73	—	73
Unrealized gain on available-for-sale securities	—	—	—	4	—	4
Dividends ($0.245 per share)	—	—	(3,214)	—	—	(3,214)
Share issuance and equity-based compensation plans	71	902	—	—	—	973
Excess tax benefit from stock option exercises	—	744	—	—	—	744
Balance at September 30, 2012	$13,082	$93,845	$199,388	$(30,206)	$9,116	$285,225

Balance at June 30, 2011	$12,823	$87,249	$158,998	$(5,507)	$8,142	$261,705
Net income	—	—	13,358	—	447	13,805
Currency translation adjustments	—	—	—	(13,042)	(894)	(13,936)
Defined benefit retirement plans	—	—	—	(637)	—	(637)
Current period changes in fair value of derivatives	—	—	—	112	—	112
Unrealized loss on available-for-sale securities	—	—	—	(23)	—	(23)
Dividends ($0.24 per share)	—	—	(3,091)	—	—	(3,091)
Share issuance and equity-based compensation plans	52	1,252	—	—	—	1,304
Excess tax benefit from stock option exercises	—	(9)	—	—	—	(9)
Balance at September 30, 2011	$12,875	$88,492	$169,265	$(19,097)	$7,695	$259,230

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at December 31, 2011	$12,912	$89,725	$175,932	$(29,820)	$6,977	$255,726
Net income	—	—	32,972	—	2,075	35,047
Currency translation adjustments	—	—	—	(2,070)	94	(1,976)
Defined benefit retirement plans	—	—	—	1,405	—	1,405
Current period changes in fair value of derivatives	—	—	—	272	—	272
Unrealized gain on available-for-sale securities	—	—	—	7	—	7
Dividends ($0.73 per share)	—	—	(9,516)	—	—	(9,516)
Dividends paid to noncontrolling interests	—	—	—	—	(30)	(30)
Share issuance and equity-based compensation plans	170	1,956	—	—	—	2,126
Excess tax benefit from stock option exercises	—	2,164	—	—	—	2,164
Balance at September 30, 2012	$13,082	$93,845	$199,388	$(30,206)	$9,116	$285,225

Balance at December 31, 2010	$11,492	$38,275	$144,347	$(13,736)	$6,721	$187,099
Net income	—	—	33,799	—	1,791	35,590
Currency translation adjustments	—	—	—	(5,642)	(817)	(6,459)
Defined benefit retirement plans	—	—	—	12	—	12
Current period changes in fair value of derivatives	—	—	—	286	—	286
Unrealized loss on available-for-sale securities	—	—	—	(17)	—	(17)
Dividends ($0.715 per share)	—	—	(8,881)	—	—	(8,881)
Stock offering, net of related expenses	1,265	46,878	—	—	—	48,143
Share issuance and equity-based compensation plans	118	3,186	—	—	—	3,304
Excess tax benefit from stock option exercises	—	153	—	—	—	153
Balance at September 30, 2011	$12,875	$88,492	$169,265	$(19,097)	$7,695	$259,230

The items in Accumulated Other Comprehensive Loss are net of tax benefits of $311 and $143 for defined benefit retirement plans and $39 and $61 for current period changes in fair value for derivatives for the three months ended September 30, 2012 and September 30, 2011, respectively.  The items in Accumulated Other Comprehensive Loss are net of tax benefits of $838 and $478 for defined benefit retirement plans and $146 and $154 for current period changes in fair value for derivatives for the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 10 – Business Acquisitions

In July 2012, the Company acquired NP Coil Dexter Industries, S.r.l. for approximately $2,748, including short-term debt and long-term debt of approximately $44 and $854, respectively.  NP Coil Dexter is a European manufacturer and supplier of metal surface treatment products.  The Company allocated $3,825 of intangible assets, comprised of trademarks and formulations, to be amortized over 10 years; two customer lists to be amortized over 8 and 4 years, respectively; and a non-competition agreement to be amortized over 5 years.  In addition, the Company recorded $2,180 of goodwill, none of which will be tax deductible and was assigned to the metalworking process chemical segment.  Liabilities assumed include a hold-back of consideration to be paid to the former shareholders at eighteen months from the acquisition date, absent the occurrence of unforeseen obligations.

In October 2011, the Company acquired G.W. Smith & Sons, Inc. for approximately $14,518. G.W Smith manufactures and distributes high quality die casting lubricants, and also distributes metalworking fluids.  The Company allocated $6,260 of intangible assets, comprised of trade names and formulations, to be amortized over 15 years; a trademark to be amortized over 5 years; a non-competition agreement to be amortized over 5 years; and customer lists to be amortized over 16 years.  In addition, the Company recorded $1,120 of goodwill, all of which will be tax deductible and was assigned to the metalworking process chemical segment.   Liabilities assumed include a hold-back of consideration of $1,000 to be paid to the former shareholder at one year from the acquisition date, which was paid subsequent to September 30, 2012.

In July 2011, the Company acquired the remaining 60% ownership interest in Tecniquimia Mexicana, S.A. de C.V., the Company’s Mexican equity affiliate, for approximately $10,500.  As part of the acquisition, the Company recorded a one-time non-cash gain in other income of approximately $2,718 to revalue the previously held ownership interest in Tecniquimia to its fair value.  The acquisition strengthened the Company’s position in the growing Mexican market. The Company allocated $3,556 of intangible assets, comprised of trade names and trademarks, to be amortized over 5 years; and customer lists, to be amortized over 20 years.  In addition, the Company recorded $6,773 of goodwill, none of which will be tax deductible, and was assigned to the metalworking process chemicals segment.  Liabilities assumed included a hold-back of consideration to be paid to the former shareholders at one year from the purchase date, which was settled during the third quarter of 2012 with a payment of approximately $2,000 to Tecniquimia’s former shareholders.

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

The following table shows the allocation of the purchase price of the assets and liabilities acquired during 2012 and 2011.  The pro forma results of operations have not been provided because the effects were not material:

NP Coil Dexter
2012	Industries, S.r.l.
Current assets	$5,536
Fixed assets	1,211
Intangibles	3,825
Goodwill	2,180
Other long-term assets	389
Total assets purchased	13,141
Short-term debt	(44)
Other current liabilities	(7,310)
Long-term debt	(854)
Other long-term liabilities	(1,258)
Present value of hold-back	(927)
Total liabilities assumed	(10,393)
Cash paid for an acquisition	$2,748

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

Included in the 2012 acquisition of NP Coil Dexter Industries, S.r.l. was approximately $113 of cash acquired.  Included in the 2011 acquisitions of Tecniquimia Mexicana, S.A. de C.V. and G.W. Smith & Sons, Inc. was approximately $236 and $22 of cash acquired, respectively.

Certain pro forma and other disclosures have not been provided as of September 30, 2012, because the effects were not material.

Note 11 – Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter of 2012 and no impairment charge was warranted.  The Company has recorded no impairment charges in the past.  Changes in the carrying amount of goodwill for the nine months ended September 30, 2012 were as follows:

	Metalworking
	Process
	Chemicals	Coatings	Total
Balance as of December 31, 2011	$50,071	$8,081	$58,152
Goodwill additions	2,180	—	2,180
Currency translation adjustments	(871)	—	(871)
Balance as of September 30, 2012	$51,380	$8,081	$59,461

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2012 and December 31, 2011 are as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2012	2011	2012	2011
Amortized intangible assets
Customer lists and rights to sell	$32,297	$30,435	$7,685	$6,386
Trademarks and patents	6,721	4,685	2,388	1,991
Formulations and product technology	5,278	5,278	3,346	3,090
Other	5,463	5,309	3,877	3,557
Total	$49,759	$45,707	$17,296	$15,024

The Company recorded $2,283 and $1,596 of amortization expense in the nine months ended September 30, 2012 and September 30, 2011, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2012	$3,108
For the year ended December 31, 2013	$3,164
For the year ended December 31, 2014	$2,935
For the year ended December 31, 2015	$2,935
For the year ended December 31, 2016	$2,462
For the year ended December 31, 2017	$2,015

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at September 30, 2012.

Note 12 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three and nine months ended September 30, 2012 and September 30, 2011 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Other Postretirement				Other Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$605	$606	$5	$4	$1,843	$1,770	$14	$14
Interest cost and other	1,442	1,579	71	88	4,369	4,657	213	266
Expected return on plan assets	(1,358)	(1,440)	—	—	(4,101)	(4,313)	—	—
Other amortization, net	715	529	31	33	2,151	1,450	92	95
Net periodic benefit cost	$1,404	$1,274	$107	$125	$4,262	$3,564	$319	$375

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2011, that it expected to make minimum cash contributions of $6,826 to its pension plans and $747 to its other postretirement benefit plan in 2012. As of September 30, 2012, $5,895 and $604 of contributions have been made to the Company’s pension plans and its other postretirement benefit plans, respectively.

Note 13 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board (“SACRWQB”), ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000.  In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. On September 11, 2012, ACP received a letter from the SACRWQB advising that no further action is required to remediate the soil contamination on site.  As of September 30, 2012, the Company believes that the range of potential-known liabilities associated with the ACP water remediation program is approximately $900 to $1,900, for which the Company has sufficient reserves.

The low and high ends of the range are based on the length of operation of the two extraction wells as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction wells, groundwater monitoring and program management. The duration of the well

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

operation was estimated based on historical trends in concentrations in the monitoring wells within the proximity of the applicable extraction wells. Also factored into the model was the impact of water injected into the underground aquifer from a planned water treatment system to be installed by OCWD adjacent to P-2. Based on the modeling, it is estimated that P-2 will operate for another one and one-quarter to four and one-quarter years and P-3 will operate for another one and one-quarter to four and one-quarter years. Operation and maintenance costs were based on historical expenditures and estimated inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $188 and $493 was accrued at September 30, 2012 and December 31, 2011, respectively, to provide for such anticipated future environmental assessments and remediation costs.

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

Since its inception, the subsidiary had been consistent in its VAT collection and remittance practices and had never been contacted by any tax authority relative to VAT. Now the subsidiary has determined that for certain products, a portion of the VAT was incorrectly

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

paid and that the total VAT due exceeds the amount originally collected and remitted by the subsidiary.  In 2010, three jurisdictions contacted the subsidiary and, since then, the subsidiary has either participated in an amnesty program or entered into a settlement whereby it paid a reduced portion of the amounts owed in resolution of those jurisdictions’ claims.  The subsidiary has modified its VAT invoicing and payment procedures to eliminate or mitigate future exposure.

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

In 2010, the Company recorded a net charge of $4,132, which consisted of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries.  At September 30, 2012 and December 31, 2011, the Company had no accrual for remaining payments to be made under tax dispute settlements entered into by the subsidiary.

The charges taken by the Company in 2010 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $16,900 with one jurisdiction representing approximately 82 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a leading global provider of process fluids, chemical specialties, and technical expertise to a wide range of industries, including steel, aluminum, automotive, mining, aerospace, tube and pipe, cans, and others.  For nearly 100 years, Quaker has helped customers around the world achieve production efficiency, improve product quality, and lower costs through a combination of innovative technology, process knowledge, and customized services. Headquartered in Conshohocken, Pennsylvania USA, Quaker serves businesses worldwide with a network of dedicated and experienced professionals whose mission is to make a difference.

The Company’s revenue decrease of less than 1% in the third quarter of 2012 compared to the third quarter of 2011 was primarily caused by a 6% decrease from foreign exchange rate translation, which more than offset a 5% increase in product volumes, including acquisitions.  The gross profit decrease of approximately $0.4 million, or less than 1%, as compared to the third quarter of 2011 was consistent with the decrease in sales noted above, with gross margin slightly increasing to 32.7% from 32.6% for the third quarter of 2011.  Selling, general and administrative expenses (“SG&A”) increased approximately $1.3 million from the third quarter of 2011, primarily related to acquisitions and higher selling, inflationary and other labor-related costs which were partially offset by decreases due to foreign exchange rate translation.  Also, included in SG&A, for the third quarter of 2012, were certain uncommon expenses totaling $0.05 per diluted share largely consisting of severance and Brand launch costs.  As a result, the third quarter of 2012 SG&A, as a percentage of sales, increased to 23.9% compared to 23.0% for the third quarter of 2011.

         In the first nine months of 2012, the Company’s net cash provided by operating activities was $41.8 million, which surpasses any previous full year result.  Net operating cash flow of $19.8 million was generated in the third quarter of 2012, primarily led by the Company’s third quarter net income and an improved working capital position.

         Earnings per diluted share for the third quarter of 2012 were $0.80, as compared to earnings per diluted share for the third quarter of 2011 of $1.03 or $0.81 excluding a non-cash gain on the revaluation of a previously held ownership interest in a Mexican affiliate of $0.22 per diluted share.  The Company’s results continue to be negatively impacted by a strengthening dollar and weaker demand experienced in several geographical areas, including Europe, China, Brazil and India.  However, the Company achieved record quarterly product volumes for the third quarter of 2012 by continuing to grow through additional new business and recent acquisitions.  Despite record volume levels, sales revenue for the third quarter of 2012 was down slightly compared to the third quarter of 2011 due to foreign exchange impacts.   For the fourth quarter of 2012, the Company expects to continue to be impacted by the challenging global economic environment, along with the negative seasonality experienced around the holidays, but remains committed to delivering good results through the execution of its business strategies.  Overall, the Company’s expectations and guidance have not changed for its full year results and the Company expects 2012 to be another good year for Quaker.   In addition, the Company’s balance sheet and cash flow generation continue to provide financial flexibility for the Company to be able to invest in strategic growth opportunities, such as the recent NP Coil Dexter Industries S.r.l acquisition.  This was the Company’s fifth acquisition in the last two years, as the Company continues to add new adjacent product lines which can be leveraged on a global platform.  Further, the Company launched a new revitalized Brand in the third quarter of 2012, which the Company believes will build on its 94-year history and take the Company to the next level.

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

The Company has maintained a mix of CMS contracts with both the traditional product pass-through structure and the alternative structure, including fixed price contracts that cover all services and products.  Since the global economic downturn and its impact on the automotive sector, the Company has experienced shifts in customer requirements and business circumstances, but the Company’s offerings continue to include both approaches to CMS.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $30.2 million at September 30, 2012 from $16.9 million at December 31, 2011.  The $13.3 million increase was the result of a record amount of cash provided by operating activities of $41.8 million, cash used in investing activities of $10.1 million, cash used in financing activities of $17.8 million and a decrease from the effect of exchange rates on cash of $0.6 million.

Net cash flows provided by operating activities were $41.8 million in the first nine months of 2012 compared to $4.5 million provided by operating activities in the first nine months of 2011.  The Company’s improved working capital performance was the primary driver of the higher net operating cash flow.

Net cash flows used in investing activities were $10.1 million in the first nine months of 2012 compared to $18.4 million used in investing activities in the first nine months of 2011.  Lower payments related to acquisitions and a slightly lower investment in property, plant and equipment were the primary drivers for the decrease in cash used in investing activities.  During 2012, the Company has continued to invest in its Asia/Pacific facilities and information technology infrastructure, whereas, in the first nine months of 2011, the Company had additional investments in its Middletown, Ohio and Batavia, New York plants.

Net cash flows used by financing activities were $17.8 million in the first nine months of 2012 compared to $9.6 million provided by financing activities in the first nine months of 2011.  The Company’s second quarter of 2011 offering of approximately 1.3 million shares of its common stock resulted in net cash proceeds of approximately $48.1 million, which was used to pay down the Company’s revolving credit line in 2011.  For the first nine months of 2012, the Company was able to fund its working capital requirements as a result of strong net operating cash flow and, also, was able to repay a portion of its revolving credit line.  For the first nine months of 2012, the Company recorded $2.2 million of excess tax benefits in capital in excess of par on its Condensed Consolidated Balance Sheet and as a cash flow provided by financing activities in its Condensed Consolidated Statement of Cash Flows, compared to $0.2 million of these benefits recorded during the first nine months of 2011.  Higher dividend payments, as a result of the Company’s prior year equity offering, and a change in stock option exercise activity also affected the financing cash flow comparisons.

The Company completed its annual impairment assessment as of the end of the third quarter of 2012 and the estimated fair value of each of the Company’s reporting units substantially exceeded their carrying value, so no impairment charge was warranted.

 The Company’s primary credit line is a $175.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in 2014. At the Company’s option, the principal amount available can be increased to as much as $225.0 million if the lenders agree to increase their commitments and the Company satisfies certain conditions.  At September 30, 2012 and December 31, 2011, the Company had approximately $20.0 million and $28.5 million, respectively, outstanding under this facility.  The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.50 to 1.  At September 30, 2012 and December 31, 2011, the consolidated leverage ratio was below 1.0 to 1.  The Company had previously entered into interest rate swaps with a combined notional value of $15.0 million to fix the interest rate on that amount of its variable rate debt, which matured during the third quarter of 2012.

At September 30, 2012, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $15.9 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $10.7 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and other business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

Non-GAAP Measures

Included in this report is a non-GAAP financial measure of earnings per diluted share excluding a non-cash gain on the revaluation of a previously held ownership interest in a Mexican affiliate.  The Company believes this non-GAAP measure enhances a reader’s understanding of the financial performance of the Company, is more indicative of the future performance of the Company and facilitates a better comparison among fiscal periods.  Non-GAAP results are presented for supplemental informational purposes only, and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is a reconciliation between the non-GAAP (unaudited) financial measure of earnings per diluted share excluding a non-cash gain on the revaluation of a previously held ownership interest in a Mexican affiliate to its most comparable GAAP measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Earnings per diluted share attributable to Quaker Chemical Corporation	$0.80	$1.03	$2.52	$2.73

Non-cash gain on the revaluation of a previously held ownership interest
in a Mexican affiliate per diluted share	—	(0.22)	—	(0.22)

Earnings per diluted share excluding a non-cash gain on the revaluation
of a previously held ownership interest in a Mexican affiliate	$0.80	$0.81	$2.52	$2.51

Operations

Comparison of the Third Quarter of 2012 with the Third Quarter of 2011

Net sales for the third quarter of 2012 were $180.9 million, a decrease of less than 1% from $182.3 million in the third quarter of 2011.  Foreign exchange rate translation decreased revenues by approximately 6%, which more than offset increases due to product volumes of approximately 5%, including acquisitions.

Gross profit decreased by approximately $0.4 million, or less than 1%, from the third quarter of 2011.  The third quarter of 2012 gross margin increased slightly to 32.7% from 32.6% for the third quarter of 2011.  The decrease in gross profit is consistent with the decrease in net sales noted above.

SG&A increased approximately $1.3 million compared to the third quarter of 2011, primarily related to acquisitions and higher selling, inflationary and other labor related costs which were partially offset by decreases due to foreign exchange rate translation.  SG&A, for the third quarter of 2012, includes certain uncommon charges totaling $0.05 per diluted share largely consisting of severance and related items and costs related to the Company’s new Brand launch.  As a result, the third quarter of 2012 SG&A, as a percentage of sales, increased to 23.9% compared to 23.0% for the third quarter of 2011.

The decrease in interest expense was due to lower average borrowings, partially offset by increases related to the accretion of certain acquisition-related liabilities.

The decrease in other income in the third quarter of 2012 was primarily due to a $2.7 million, or $0.22 per diluted share, non-cash gain recorded in the third quarter of 2011 due to the revaluation of the Company’s previously held ownership interest in its Mexican equity affiliate to its fair value, which was related to the Company’s third quarter of 2011 purchase of the remaining ownership interest in this entity.

The Company’s effective tax rate for the third quarter of 2012 was approximately 28.6%, compared to an effective tax rate of approximately 29.2% for the third quarter of 2011.   Both the third quarter of 2012 and the third quarter of 2011 effective tax rates reflect a decrease in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.03 per diluted share.  Many external and internal factors impact this rate and the Company will continue to refine this rate, if necessary, as the year progresses.   Please refer to the Comparison of the First Nine Months of 2012 with the First Nine Months of 2011 for further discussion.

Segment Reviews—Comparison of the Third Quarter of 2012 with the Third Quarter of 2011

Metalworking Process Chemicals

Metalworking Process Chemicals generally consists of industrial process fluids for various heavy industrial and manufacturing applications, and represented approximately 93% of the Company’s net sales in the third quarter of 2012.  Net sales for this segment decreased approximately $2.5 million, or 1%, compared to the third quarter of 2011.  Foreign currency translation negatively impacted net sales by approximately 6%, primarily driven by the E.U. Euro to U.S. Dollar and Brazilian Real to U.S. Dollar exchange rates.  The average E.U. Euro to U.S. Dollar exchange rate was 1.25 in the third quarter of 2012 compared to 1.41 in the third quarter of 2011.  The average Brazilian Real to U.S. Dollar exchange rate was 0.49 in the third quarter of 2012 compared to 0.61 in the third quarter of 2011.  The decrease to net sales related to foreign currency translation was partially offset by an increase due to acquisition activity of approximately 3% and an increase in volumes of approximately 2%, on a constant currency basis, as compared to the third quarter of 2011.   This segment’s net sales by region were positively impacted by increases of 3% in North America (excluding acquisitions) and 10% in Asia/Pacific, partially offset by a 7% decrease in Europe (excluding acquisitions) and a 4% decrease in South America, all on a constant currency basis, as compared to the third quarter of 2011.  This segment’s operating income decreased approximately $3.7 million in the third quarter of 2012, as compared to the third quarter of 2011, consistent with the net sales decline noted above.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in the third quarter of 2012, generally contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants.  Net sales for this segment were up approximately $0.8 million, or 8%, in the third quarter of 2012, as compared to the third quarter of 2011, which was primarily due to increased sales in chemical milling maskants sold to the aerospace industry.  This segment’s operating income increased by $0.6 million over the third quarter of 2011, consistent with the net sales increase noted above.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales in the third quarter of 2012, generally consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture.  Net sales for this segment increased approximately $0.3 million and operating income increased approximately $0.1 million in the third quarter of 2012, as compared to the third quarter of 2011, due to increased activity in the oil and gas market.

Comparison of the First Nine Months of 2012 with the First Nine Months of 2011

Net sales for the first nine months of 2012 were $535.4 million, an increase of 5% from $510.0 million for the first nine months of 2011.  Product volumes, including acquisitions, were higher by approximately 6%, and selling price and mix increased revenues by 4%, while foreign exchange rate translation decreased revenues by approximately 5%.

Gross profit increased by approximately $13.6 million, or 8%, from the first nine months of 2011, with gross margin increasing to 33.5% from 32.5%, for the first nine months of 2011, reflecting the Company’s initiative to restore margins to more acceptable levels through price increases and the mix effects noted above.

SG&A increased by approximately $10.6 million compared to the first nine months of 2011, primarily related to acquisitions and higher selling, inflationary and other costs on increased business activity, which were partially offset by decreases due to foreign exchange rate translation.  The first nine months of 2012 SG&A includes charges of $0.06 per diluted share for certain customer bankruptcies in the U.S., $0.03 per diluted share related to CFO transition costs and other certain charges of $0.05 per diluted share, noted above.  SG&A, as a percentage of sales, increased to 24.3% from 23.4% for the first nine months of 2011.

The decrease in interest expense was due to lower average borrowings, partially offset by increases related to the accretion of certain acquisition-related liabilities.

Other income decreased in the first nine months of 2012 primarily due to the non-cash gain recorded in the first nine months of 2011 related to the revaluation of the Company’s previously held ownership interest in its Mexican affiliate to its fair value, as discussed above.  In addition, the Company experienced higher foreign exchange losses in the first nine months of 2012 and, also, received lower third party license fees in the first nine months of 2012, primarily as a result of the prior year purchase of the remaining ownership interest in the Company’s Mexican affiliate, as discussed above.

The Company’s year-to-date 2012 and 2011 effective tax rates of 26.9% and 27.1%, respectively, reflect decreases in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.15 and $0.14 per diluted share, respectively.  The Company has experienced and expects to further experience volatility in its effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, among other factors.  At the end of 2011, the Company had net U.S. deferred tax assets totaling $17.7 million, excluding deferred tax assets related to additional minimum pension liabilities.  The Company records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized.  The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  However, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be a non-cash charge to income in the period such determination was made, which could have a material adverse impact on the Company’s financial statements.  The Company continues to closely monitor the factors affecting its net deferred tax assets and the assessment of valuation allowances.

Segment Reviews—Comparison of the First Nine Months of 2012 with the First Nine Months of 2011

Metalworking Process Chemicals

Metalworking Process Chemicals generally consists of industrial process fluids for various heavy industrial and manufacturing applications, and represented approximately 93% of the Company’s net sales in the first nine months of 2012.  Net sales for this segment were up approximately $21.0 million, or 4%, compared to the first nine months of 2011.  Foreign currency translation negatively impacted net sales by approximately 5%, primarily driven by the E.U. Euro to U.S. Dollar and Brazilian Real to U.S. Dollar exchange rates.  The average E.U. Euro to U.S. Dollar exchange rate was 1.28 in the first nine months of 2012 compared to 1.41 in the first nine months of 2011.  The average Brazilian Real to U.S. Dollar exchange rate was 0.52 in the first nine months of 2012 compared to 0.61 in the first nine months of 2011.  Net sales were positively impacted by increases of 9% in North America and 1% in Europe (excluding acquisitions in both regions) and 5% in Asia/Pacific, partially offset by a 5% decrease in South America, all on a constant currency basis.  The Company’s 2012 and 2011 acquisition activity increased this segment’s sales by approximately 5% in the first nine months of 2012, as compared to the first nine months of 2011, on a constant currency basis.  The remaining increase in this segment’s net sales was primarily due to selling and price mix changes.  This segment’s operating income increased approximately $4.9 million in the first nine months of 2012, as compared to the first nine months of 2011, reflecting the Company’s acquisition activity and the sales price increases noted above.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in the first nine months of 2012, generally contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants.  Net sales for this segment were up approximately $3.3 million, or 11%, in the first nine months of 2012, as compared to the first nine months of 2011, which was primarily due to increased sales of chemical milling maskants to the aerospace industry.  This segment’s operating income increased by $1.5 million over the first nine months of 2011, consistent with the sales increase noted above.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales in the first nine months of 2012, generally consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture.  Net sales for this segment increased approximately $1.0 million and operating income increased approximately $0.2 million in the first nine months of 2012, as compared to the first nine months of 2011, due to increased activity in the oil and gas market.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in Quaker’s subsequent reports on Forms 10-K,

10-Q and 8-K should be consulted. Our forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. A major risk is that the demand for the Company’s products and services is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production shutdowns. Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, terrorist attacks and other acts of violence. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed could also adversely affect us. Therefore, we caution you not to place undue reliance on our forward-looking statements. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended September 30, 2012.

PART II.
OTHER INFORMATION

Items 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 1.  Legal Proceedings

Incorporated by reference is the information in Note 13 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report, all of which were acquired from employees in payment of the exercise price of employee stock options exercised, or for the payment of taxes upon exercise of employee stock options, during the period.

			(c)	(d)
			Total Number of	Maximum
			Shares Purchased as	Number of Shares that
	(a)	(b)	Part of	May Yet
	Total Number	Average	Publicly Announced	Be Purchased Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased (1)	Per Share (2)	or Programs (3)	Programs (3)
July 1 - July 31	25,595	$46.21	—	252,600
August 1 - August 31	—	$—	—	252,600
September 1 - September 30	—	$—	—	252,600

Total	25,595	$46.21	—	252,600

(1)
All of the 25,595 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options exercised or for the payment of taxes upon exercise of employee stock options.

(2)	The price per share represented the closing price of the Company’s common stock on the date of stock option exercise, as specified by the plan pursuant to which the employee stock option was granted.
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

Item 6.	Exhibits

(a) Exhibits

10.1	–	Amendment to Employment Agreement by and between Jan Nieman and Quaker Chemical Limited (Hong Kong) and Quaker Chemical, B.V., both subsidiaries of Registrant, dated August 2, 2012. *
31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	–	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350
32.2	–	Certification of Margaret M. Loebl Pursuant to 18 U.S. C. Section 1350
101.INS **	–	XBRL Instance Document
101.SCH **	–	XBRL Extension Schema Document
101.CAL **	–	XBRL Calculation Linkbase Document
101.DEF **	–	XBRL Definition Linkbase Document
101.LAB **	–	XBRL Label Linkbase Document
101.PRE **	–	XBRL Presentation Linkbase Document

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit.

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

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Margaret M. Loebl
Date: October 30, 2012	Margaret M. Loebl, officer duly authorized to sign this report, Vice President, Chief Financial Officer and Treasurer