Form 10-Q
period 2013-03-31
QUAKER CHEMICAL CORP
filed 2013-04-29
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on March 31, 2013	13,139,691

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.                                Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

Unaudited
(Dollars in thousands,
except par value
and share amounts)
March 31, 2013	December 31, 2012*

ASSETS
Current assets
Cash and cash equivalents	$35,256	$32,547
Accounts receivable, net	157,163	154,197
Inventories
Raw materials and supplies	40,100	40,417
Work-in-process and finished goods	33,865	32,054
Prepaid expenses and other current assets	17,763	18,595
Total current assets	284,147	277,810
Property, plant and equipment, at cost	226,170	225,177
Less accumulated depreciation	(141,242)	(140,065)
Net property, plant and equipment	84,928	85,112
Goodwill	59,248	59,169
Other intangible assets, net	32,972	32,809
Investments in associated companies	15,605	16,603
Deferred income taxes	28,935	30,673
Other assets	34,752	34,458
Total assets	$540,587	$536,634

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,905	$1,468
Accounts and other payables	74,807	70,794
Accrued compensation	11,016	16,842
Other current liabilities	25,280	18,688
Total current liabilities	113,008	107,792
Long-term debt	27,675	30,000
Deferred income taxes	6,256	6,383
Other non-current liabilities	91,675	102,783
Total liabilities	238,614	246,958
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding
2013 – 13,139,691 shares; 2012 – 13,094,901 shares	13,140	13,095
Capital in excess of par value	95,775	94,470
Retained earnings	225,790	215,390
Accumulated other comprehensive loss	(41,747)	(41,855)
Total Quaker shareholders’ equity	292,958	281,100
Noncontrolling interest	9,015	8,576
Total equity	301,973	289,676
Total liabilities and equity	$540,587	$536,634

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited
	(Dollars in thousands,
	except per share amounts)
	Three Months Ended March 31,
	2013	2012
Net sales	$176,193	$177,638
Cost of goods sold	113,585	117,843
Gross profit	62,608	59,795
Selling, general and administrative expenses	45,197	43,093
Operating income	17,411	16,702
Other income, net	346	341
Interest expense	(744)	(1,174)
Interest income	169	123
Income before taxes and equity in net income of associated companies	17,182	15,992
Taxes on income before equity in net income of associated companies	4,133	3,445
Income before equity in net income of associated companies	13,049	12,547
Equity in net income of associated companies	1,142	565
Net income	14,191	13,112
Less: Net income attributable to noncontrolling interest	572	747
Net income attributable to Quaker Chemical Corporation	$13,619	$12,365
Per share data:
Net income attributable to Quaker Chemical Corporation Common Shareholders – basic	$1.04	$0.96
Net income attributable to Quaker Chemical Corporation Common Shareholders – diluted	$1.04	$0.95
Dividends declared	$0.245	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Comprehensive Income

	Unaudited
	(Dollars in thousands)
	Three Months Ended March 31,
	2013	2012
Net income	$14,191	$13,112

Other comprehensive (loss) income, net of tax
Currency translation adjustments	(1,763)	4,048
Defined benefit retirement plans	1,306	57
Current period change in fair value of derivatives	—	96
Unrealized gain on available-for-sale securities	432	1,078
Other comprehensive (loss) income	(25)	5,279

Comprehensive income	14,166	18,391
Less: comprehensive income attributable to noncontrolling interest	(439)	(1,038)
Comprehensive income attributable to Quaker Chemical Corporation	$13,727	$17,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited
	(Dollars in thousands)
	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$14,191	$13,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,056	3,057
Amortization	879	746
Equity in undistributed earnings of associated companies, net of dividends	921	(381)
Deferred compensation and other, net	(861)	(103)
Stock-based compensation	1,040	1,186
Gain on disposal of property, plant and equipment	(2)	(14)
Insurance settlement realized	—	(483)
Pension and other postretirement benefits	(2,521)	(2,357)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(3,977)	(9,764)
Inventories	(1,837)	352
Prepaid expenses and other current assets	(457)	(557)
Accounts payable and accrued liabilities	874	1,938
Net cash provided by operating activities	11,306	6,732

Cash flows from investing activities
Investments in property, plant and equipment	(2,723)	(3,178)
Payments related to acquisitions, net of cash acquired	(647)	—
Proceeds from disposition of assets	13	64
Insurance settlement received and interest earned	14	18
Change in restricted cash, net	(14)	465
Net cash used in investing activities	(3,357)	(2,631)

Cash flows from financing activities
Net increase in short-term borrowings	594	—
Proceeds from long-term debt	—	1,350
Repayment of long-term debt	(2,438)	(189)
Dividends paid	(3,208)	(3,105)
Stock options exercised, other	(59)	(1,288)
Excess tax benefit related to stock option exercises	369	546
Net cash used in financing activities	(4,742)	(2,686)
Effect of exchange rate changes on cash	(498)	640
Net increase in cash and cash equivalents	2,709	2,055
Cash and cash equivalents at beginning of period	32,547	16,909
Cash and cash equivalents at end of period	$35,256	$18,964

Supplemental cash flow disclosures:
Non-cash activities:
Excess tax benefit related to stock option exercises	$—	$706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. Certain reclassifications of prior year data have been made to improve comparability.  The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

During the first quarter of 2013, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) guidance regarding the disclosure of reclassifications from Accumulated Other Comprehensive Income (Loss) (“AOCI”).  The guidance requires the disclosure of significant amounts reclassified from each component of AOCI, the related tax amounts and the income statement line items affected by the reclassifications, either parenthetically on the Condensed Consolidated Statement of Comprehensive Income or in the Notes to the Condensed Consolidated Financial Statements.  The Company elected to present the information in the Notes to the Condensed Consolidated Financial Statements, and the adoption of this guidance did not have a material impact on the Company’s results or financial condition.  See Note 9 of Notes to Condensed Consolidated Financial Statements.

Effective January 1, 2010, Venezuela’s economy was considered to be hyperinflationary under generally accepted accounting principles in the United States, as it had experienced a rate of general inflation in excess of 100% over the latest three-year period, based upon the blended Consumer Price Index and National Consumer Price Index.  Accordingly, all gains and losses resulting from the remeasurement of the Company’s Venezuelan 50% owned equity affiliate (Kelko Quaker Chemical, S.A.) were required to be recorded directly to the Condensed Consolidated Statement of Income.  On January 8, 2010, the Venezuelan government announced the devaluation of the Bolivar Fuerte and the establishment of a two-tiered exchange structure.  In February 2013, the Venezuelan Government announced a further devaluation of the Bolivar Fuerte.  Accordingly, the Company recorded a charge of approximately $0.03 per diluted share during the first quarter of 2013.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as the principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $8,778 and $11,229 for the three months ended March 31, 2013 and March 31, 2012, respectively.

Note 2 – Out of Period Adjustment

As previously disclosed in the Company’s 2012 Annual Report on Form 10-K, the Company had reassessed its ability to significantly influence the operating and financial policies of its captive insurance equity affiliate, Primex.  Based on its ownership percentage and other factors, the Company determined that, during 2012, the Company obtained the ability to significantly influence Primex and, as a result, changed its method of accounting from the cost to equity method.   During the first quarter of 2013, the Company identified errors in Primex’s estimated 2012 financial statements, which primarily related to a reinsurance contract held by Primex.  The identified errors resulted in a cumulative $1,038 understatement of the Company’s equity in net income from associated companies for the year ended December 31, 2012.  The Company corrected the errors related to Primex in the first quarter of 2013, which had the net effect of increasing equity in net income from associated companies by $1,038 for the three months ended March 31, 2013.  The Company does not believe this adjustment is material to the consolidated financial statements for the year ended December 31, 2012 or to the Company’s projected results for the current year and, therefore, has not restated any prior period amounts.  As the Company’s assessment was based on projected full year 2013 results, the Company will update its assessment at year-end based upon actual 2013 results.

Note 3 – Income Taxes and Uncertain Income Tax Positions

The Company’s first quarter of 2013 effective tax rate was 24.1%, as compared to an effective tax rate of 21.5% for the first quarter of 2012.  Both quarters’ effective tax rates reflect decreases in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.10 and $0.12 per diluted share for the three months ended March 31, 2013 and March 31, 2012, respectively.  Also, contributing to the difference in the effective tax rate is that the tax rate in China was 15% in 2012 compared to 25% in the first quarter of 2013.  While the Company's re-certification of its Chinese subsidiary as a high tech enterprise is pending, the Company will record tax expense at the statutory rate of 25%.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

As of March 31, 2013, the Company’s cumulative liability for gross unrecognized tax benefits was $10,924.  At December 31, 2012, the Company’s cumulative liability for gross unrecognized tax benefits was $12,410.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statement of Income. The Company recognized ($477) for interest and $93 for penalties on its Condensed Consolidated Statement of Income for the three months ended March 31, 2013, and ($215) for interest and $95 for penalties on its Condensed Consolidated Statement of Income during the three months ended March 31, 2012. As of March 31, 2013, the Company had accrued $1,764 for cumulative interest and $1,677 for cumulative penalties, compared to $2,288 for cumulative interest and $1,630 for cumulative penalties accrued at December 31, 2012.

During the three months ended March 31, 2013 and March 31, 2012, the Company recognized decreases of approximately $1,687 and $1,072, respectively, in its cumulative liability for gross unrecognized tax benefits due to the expriation of the applicable statutes of limitations for certain tax years.

The Company estimates that during the year ending December 31, 2013 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $2,400 to $2,500 due to the expiration of the statute of limitations for certain tax years. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ending December 31, 2013.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the Netherlands and the United Kingdom from 2007, Brazil and Spain from 2008, the United States from 2009, China and Italy from 2010, and various domestic state tax jurisdictions from 1993.

In the first quarter of 2013, the Internal Revenue Service (“IRS”) initiated a limited scope audit of the Company’s 2010 Federal Income Tax Return.  By letter dated March 25, 2013, the IRS notified the Company that it had completed the review of the Company’s 2010 Federal Income Tax Return without any changes to the reported tax.

During the second quarter of 2012, the Italian tax authorities initiated a transfer pricing audit of the Company’s Italian subsidiary.  On July 7, 2012, the Company received a preliminary tax report related to this transfer pricing audit, which proposed several adjustments to the taxable income of the subsidiary.  During the fourth quarter of 2012, the Company’s Italian subsidiary received an assessment for the tax year 2007, which the Company appealed during the first quarter of 2013.  In conjunction with outside counsel, the Company reviewed the report and believes it should prevail on its merits.  The Company does not believe it has any exposures warranting an uncertain tax position reserve as of March 31, 2013.

At the end of March 2013, the Chinese tax authorities announced they would be reviewing the original applications of all companies that were certified as high tech enterprises in Shanghai.  If the tax authorities find significant issues with the application, they could disallow the benefits of high tech enterprise status retroactively.  The Company currently understands that a retroactive disallowance of the high tech enterprise status would affect only 2012.  Currently, no appointment with the tax auditor has been scheduled.  The Company does not believe that its status as a high tech enterprise will be revoked and as a result no uncertain tax position has been recorded.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 4 – Fair Value Measurements

The Company values its company-owned life insurance policies, various deferred compensation assets and liabilities, acquisition-related consideration and an obligation related to a non-competition agreement at fair value.  The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

		Fair Value Measurements at March 31, 2013
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	March 31, 2013	Level 1	Level 2	Level 3
Company-owned life insurance	$1,733	$—	$1,733	$—
Company-owned life insurance - Deferred compensation assets	398	—	398	—
Other deferred compensation assets
Large capitalization registered investment companies	63	63	—	—
Mid capitalization registered investment companies	6	6	—	—
Small capitalization registered investment companies	10	10	—	—
International developed and emerging markets registered investment
companies	34	34	—	—
Fixed income registered investment companies	8	8	—	—

Total	$2,252	$121	$2,131	$—

		Fair Value Measurements at March 31, 2013
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	March 31, 2013	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$338	$338	$—	$—
Mid capitalization registered investment companies	93	93	—	—
Small capitalization registered investment companies	76	76	—	—
International developed and emerging markets registered investment
companies	179	179	—	—
Fixed income registered investment companies	45	45	—	—
Fixed general account	161	—	161	—
Acquisition-related consideration	5,010	—	—	5,010

Total	$5,902	$731	$161	$5,010

		Fair Value Measurements at December 31, 2012
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	December 31, 2012	Level 1	Level 2	Level 3
Company-owned life insurance	$1,653	$—	$1,653	$—
Company-owned life insurance - Deferred compensation assets	437	—	437	—
Other deferred compensation assets
Large capitalization registered investment companies	62	62	—	—
Mid capitalization registered investment companies	6	6	—	—
Small capitalization registered investment companies	9	9	—	—
International developed and emerging markets registered investment
companies	37	37	—	—
Fixed income registered investment companies	8	8	—	—

Total	$2,212	$122	$2,090	$—

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

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms.  The fair values of other deferred compensation assets and liabilities are based on quoted prices in active markets.  The fair value of the Summit earnout is based on unobservable inputs and is classified as Level 3.  Significant inputs and assumptions are management’s estimate of the probability of the earnout ultimately being met/paid and the discount rate used to present value the liability.  The fair value of the obligation related to a non-competition agreement is also based on unobservable inputs and is classified as Level 3.  The significant input and assumption for the obligation related to the non-competition agreement is management’s estimate of the discount rate used to present value the liability.  Significant changes in any Level 3 assumption in isolation would result in increases or decreases to the fair value measurements for the earnout and the obligation related to the non-competition agreement.

Changes in the fair value of the Level 3 liabilities during the three months ended March 31, 2013 were as follows:

		Non-competition
	Earnout	Agreement
	Summit	Obligation	Total
Balance at December 31, 2012	$4,497	$404	$4,901
Interest accretion	163	8	171
Payments	—	(62)	(62)
Balance at March 31, 2013	$4,660	$350	$5,010

During the first quarter of 2013, the Summit earnout liability became current and was reclassified from other non-current liabilities to other current liabilities on the Company’s Condensed Consolidated Balance Sheet.

Quantitative information about the Company’s Level 3 fair value measurements at March 31, 2013 were as follows:

	Fair value at March 31, 2013	Valuation technique	Unobservable input	Input value
Summit earnout	$4,660	Discounted cash flow	Discount rate	14.5%
Non-competition agreement obligation	$350	Discounted cash flow	Discount rate	14.0%

The fair value of the Summit earnout is also based on the weighted average probability of the outcome of different payout scenarios.  As of March 31, 2013, the weighted average probabilities applied to the payout scenarios ranged from 20% to 50%, depending on the Company’s estimate of the likelihood of each payout scenario.

Note 5 – Hedging Activities

The Company utilized interest rate swaps to mitigate the impact of changes in interest rates by converting a portion of Company’s variable interest rate debt to fixed interest rate debt.  These interest rate swaps had a combined notional amount of $15,000 during 2012 until their maturity, which occurred during the third quarter of 2012.  The Company had no derivatives designated as cash flow hedges as of December 31, 2012 and did not utilize any during the three months ended March 31, 2013.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Information about the Company’s former interest rate derivatives is as follows:

Cash Flow Hedges
Interest Rate Swaps

		Three Months Ended
		March 31,
		2013	2012

Amount of Gain Recognized in Accumulated OCI on Derivative (Effective Portion)		$—	$96

Amount and Location of Loss Reclassified from Accumulated OCI into Income
(Effective Portion)	Interest Expense	$—	$(158)

Amount and Location of Loss Recognized in Income on Derivative (Ineffective
Portion and Amount Excluded from Effectiveness Testing)	Other Income	$—	$—

Note 6 – Stock-Based Compensation

The Company recognized the following share based compensation expense in selling, general and administrative expenses in its Condensed Consolidated Statement of Income for the three months ended March 31, 2013 and the three months ended March 31, 2012:

	March 31,
	2013	2012
Stock options	$100	$128
Nonvested stock awards	383	380
Employee stock purchase plan	12	11
Non-elective and elective 401(k) matching contribution in stock	525	652
Director stock ownership plan	20	15
Total share-based compensation expense	$1,040	$1,186

As of March 31, 2013 and March 31, 2012, the Company recorded $369 and $1,252, respectively, of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheets, related to stock option exercises. Based on estimated taxes payable, the Company recognized $369 and $546 of these benefits as cash inflows from financing activities in its Condensed Consolidated Statement of Cash Flows, which represented the Company’s estimate of cash savings through March 31, 2013 and March 31, 2012, respectively.

Stock option activity under all plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	per Share	Term (years)
Options outstanding at December 31, 2012	107,455	$31.23
Options granted	29,302	58.26
Options exercised	(20,433)	25.46
Options forfeited	(3,601)	37.81
Options outstanding at March 31, 2013	112,723	$39.09	5.5
Options exercisable at March 31, 2013	48,581	$28.01	4.5

As of March 31, 2013, the total intrinsic value of options outstanding was approximately $2,317, and the total intrinsic value of exercisable options was $1,536.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

A summary of the Company’s outstanding stock options at March 31, 2013 is as follows:

				Weighted	Weighted		Weighted
			Number	Average	Average	Number	Average
Range of			Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices			at 3/31/2013	Life	Price	at 3/31/2013	Price
$0.00	-	$10.00	—	—	$—	—	$—
$10.01	-	$20.00	24,858	3.8	18.82	24,858	18.82
$20.01	-	$30.00	—	—	—	—	—
$30.01	-	$40.00	56,371	5.4	37.78	23,723	37.65
$40.01	-	$50.00	2,192	6.3	46.21	—	—
$50.01	-	$60.00	29,302	6.9	58.26	—	—
			112,723	5.5	39.09	48,581	28.01

As of March 31, 2013, unrecognized compensation expense related to options granted during 2011 was $135, for options granted during 2012 was $389 and for options granted in 2013 was $624.

During the first quarter of 2013, the Company granted stock options under its LTIP plan that are subject only to time vesting over a three-year period.  For the purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes option pricing model and the assumptions set forth in the table below:

2013
Number of options granted	29,302
Dividend Yield	2.49%
Expected Volatility	57.28%
Risk-free interest rate	0.63%
Expected term (years)	4.0

Approximately $15 of expense was recorded on these options during the first three months of 2013.  The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Activity of nonvested shares granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2012	122,944	$31.98
Granted	26,611	$58.26
Vested	(35,183)	$20.25
Forfeited	(1,761)	$37.76
Nonvested awards, March 31, 2013	112,611	$41.77

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of March 31, 2013, unrecognized compensation expense related to these awards was $2,718 to be recognized over a weighted average remaining period of 2.43 years.

Activity of nonvested restricted stock units granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	units	(per unit)
Nonvested awards, December 31, 2012	2,100	$38.13
Granted	1,418	$58.26
Vested	—	$—
Forfeited	—	$—
Nonvested awards, March 31, 2013	3,518	$46.24

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The fair value of the nonvested restricted stock units is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of March 31, 2013, unrecognized compensation expense related to these awards was $115 to be recognized over a weighted average remaining period of 2.61 years.

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

2003 Director Stock Ownership Plan

In March 2003, the Company’s Board of Directors adopted the 2003 Director Stock Ownership Plan (the “Plan”), subject to the approval by the Company’s shareholders at the annual meeting, to encourage the Directors to increase their investment in the Company. The Plan was effective on the date it was approved and remained in effect for a term of ten years or until it is earlier terminated by the Board.  The Plan expires in May 2013. The maximum number of shares of Common Stock which can be issued under the Plan was 75,000, subject to certain conditions that the Compensation/Management Development Committee (the “Committee”) may consider to adjust the number of shares. As of March 31, 2013, the Committee did not make any elections to adjust the shares under this plan. Under the Plan, each Director was eligible to receive an annual retainer for services rendered as a member of the Board of Directors. Each Director who owned less than 7,500 shares of Company Common Stock was required to receive 75% of the annual retainer in Common Stock and 25% of the annual retainer in cash.  Each Director who owned 7,500 or more shares of Company Common Stock may have elected to receive payment of a percentage (up to 100%) of the annual retainer in shares of common stock.  The annual retainer was $40.  The number of shares issued in payment of the fees was calculated based on an amount equal to the average of the closing prices per share of Common Stock as reported on the composite tape of the New York Stock Exchange for the two trading days immediately preceding the retainer payment date. The retainer payment date was June 1.

2013 Director Stock Ownership Plan

The 2013 Director Stock Ownership Plan (“2013 Plan”), which was adopted by the Company’s Board of Directors on March 6, 2013, subject to approval by the Company’s shareholders at the May 2013 annual meeting, authorizes the issuance of up to 75,000 shares of Quaker common stock in accordance with the terms of the 2013 Plan in payment of all or a portion of the annual cash retainer payable to each of the Company’s non-employee directors in 2013 and subsequent years during the term of the 2013 Plan.  Under the 2013 Plan, each director who, on May 1st of the applicable calendar year, owns less than 400% of the annual cash retainer for the applicable calendar year, divided by the average of the closing price of a share of Quaker Common Stock as reported by the composite tape of New York Stock Exchange for the previous calendar year (the “Threshold Amount”), is required to receive 75% of the annual cash retainer in common stock and 25% of the retainer in cash, unless the Director elects to receive a greater percentage of Quaker common stock (up to 100%) of the annual cash retainer for the applicable year.  Each director who owns more than the Threshold Amount may elect to receive common stock in payment of a percentage (up to 100%) of the annual cash retainer.  Under the 2013 Plan, the annual retainer is $50.  The 2013 Plan was adopted in order to replace the 2003 Director Stock Ownership Plan, which will expire in May 2013.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 7 – Earnings Per Share

The following table summarizes earnings per share calculations for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013	2012
Basic earnings per common share

Net income attributable to Quaker Chemical Corporation	$13,619	$12,365
Less: income allocated to participating securities	(111)	(200)
Net income available to common shareholders	$13,508	$12,165
Basic weighted average common shares outstanding	13,001,963	12,730,682

Basic earnings per common share	$1.04	$0.96

Diluted earnings per common share

Net income attributable to Quaker Chemical Corporation	$13,619	$12,365
Less: income allocated to participating securities	(111)	(198)
Net income available to common shareholders	$13,508	$12,167
Basic weighted average common shares outstanding	13,001,963	12,730,682
Effect of dilutive securities	29,937	121,210
Diluted weighted average common shares outstanding	13,031,900	12,851,892

Diluted earnings per common share	$1.04	$0.95

The following number of stock options and restricted stock units are not included in the diluted earnings per share calculation since the effect would have been anti-dilutive: 2,444 and 20,178 for the three months ended March 31, 2013 and March 31, 2012, respectively.

Note 8 – Business Segments

The following table presents information about the Company’s reported segments for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended
	March 31,
	2013	2012
Metalworking Process Chemicals
Net sales	$164,936	$165,975
Operating income for reportable segment	32,027	30,975
Coatings
Net sales	10,746	10,523
Operating income for reportable segment	2,506	2,513
Other Chemical Products
Net sales	511	1,140
Operating (loss) income for reportable segment	(21)	142
Total
Net sales	176,193	177,638
Operating income for reportable segments	34,512	33,630
Non-operating expenses	(16,222)	(16,182)
Amortization expense	(879)	(746)
Consolidated operating income	17,411	16,702
Interest expense	(744)	(1,174)
Interest income	169	123
Other income, net	346	341
Consolidated income before taxes and equity in net income of associated companies	$17,182	$15,992

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

Note 9 – Equity and Noncontrolling Interest

The following table presents the changes in equity and noncontrolling interest, net of tax, for the three months ended March 31, 2013 and March 31, 2012:

				Accumulated
		Capital in		Other
	Common	excess of	Retained	Comprehensive	Noncontrolling
	stock	par value	earnings	Loss	interest	Total
Balance at December 31, 2012	$13,095	$94,470	$215,390	$(41,855)	$8,576	$289,676
Net income	—	—	13,619	—	572	14,191
Amounts reported in other comprehensive loss	—	—	—	108	(133)	(25)
Dividends ($0.245 per share)	—	—	(3,219)	—	—	(3,219)
Share issuance and equity-based compensation plans	45	936	—	—	—	981
Excess tax benefit from stock option exercises	—	369	—	—	—	369
Balance at March 31, 2013	$13,140	$95,775	$225,790	$(41,747)	$9,015	$301,973

Balance at December 31, 2011	$12,912	$89,725	$180,710	$(28,967)	$6,977	$261,357
Net income	—	—	12,365	—	747	13,112
Amounts reported in other comprehensive income	—	—	—	4,988	291	5,279
Dividends ($0.24 per share)	—	—	(3,114)	—	—	(3,114)
Share issuance and equity-based compensation plans	39	(141)	—	—	—	(102)
Excess tax benefit from stock option exercises	—	1,252	—	—	—	1,252
Balance at March 31, 2012	$12,951	$90,836	$189,961	$(23,979)	$8,015	$277,784

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables show the reclassifications from and resulting balances of accumulated other comprehensive loss at March 31, 2013 and March 31, 2012:

				Unrealized
	Currency	Defined	Change in	gain (loss) in
	translation	benefit	fair value of	available-for-
	adjustments	pension plans	derivatives	sale securities	Total
Balance at December 31, 2012	$3,336	$(46,914)	$—	$1,723	$(41,855)

Other comprehensive (loss) income before reclassifications	(1,630)	762	—	1,148	280
Amounts reclassified from accumulated other
comprehensive loss	—	1,056	—	(494)	562

Current period other comprehensive (loss) income	(1,630)	1,818	—	654	842
Related tax amounts	—	(512)	—	(222)	(734)

Net current period other comprehensive (loss) income	(1,630)	1,306	—	432	108

Balance at March 31, 2013	$1,706	$(45,608)	$—	$2,155	$(41,747)

Balance at December 31, 2011	$4,709	$(34,260)	$(272)	$856	$(28,967)

Other comprehensive income (loss) before reclassifications	3,757	(562)	(10)	1,837	5,022
Amounts reclassified from accumulated other
comprehensive loss	—	750	158	(203)	705

Current period other comprehensive income	3,757	188	148	1,634	5,727
Related tax amounts	—	(131)	(52)	(556)	(739)

Net current period other comprehensive income	3,757	57	96	1,078	4,988

Balance at March 31, 2012	$8,466	$(34,203)	$(176)	$1,934	$(23,979)

Approximately 30% and 70% of the amounts reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income for defined benefit retirement plans are recorded in cost of goods sold and selling, general and administrative expenses, respectively. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information.  All reclassifications are recorded in interest expense for changes in fair value of derivatives and, also, reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the Company’s equity interest in a captive insurance company and are recorded in equity in net income of associated companies.  The amounts reported in other comprehensive income for non-controlling interest are related to currency translation adjustments.

Note 10 – Business Acquisitions

In January 2013, the Company acquired a distribution network for its chemical milling maskants business related to its Coatings segment for net consideration of approximately $647.  The Company also assumed an additional $100 hold-back of consideration liability to be paid to the former owners at one year from the acquisition date.  The acquired intangible was included with the Company’s customer lists and rights to sell intangible assets and will be amortized over 5 years.

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table shows the allocation of the purchase price of the assets and liabilities:

NP Coil Dexter
Industries, S.r.l.
Current assets	$5,536
Fixed assets	1,211
Intangibles	3,825
Goodwill	1,786
Other long-term assets	783
Total assets purchased	13,141
Short-term debt	(1,186)
Other current liabilities	(6,168)
Long-term debt	(854)
Other long-term liabilities	(1,258)
Present value of hold-back	(927)
Total liabilities assumed	(10,393)
Cash paid for an acquisition	$2,748

Included in the 2012 acquisition of NP Coil Dexter Industries, S.r.l. was approximately $113 of cash acquired.  Certain pro forma and other disclosures may not have been provided for this acquisition because the effects were not material.

Note 11 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the three months ended March 31, 2013 are as follows and the Company has recorded no impairment charges in the past:

	Metalworking
	Process
	Chemicals	Coatings	Total
Balance as of December 31, 2012	$51,088	$8,081	$59,169
Currency translation adjustments	79	—	79
Balance as of March 31, 2013	$51,167	$8,081	$59,248

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2013 and December 31, 2012 are as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2013	2012	2013	2012
Amortized intangible assets
Customer lists and rights to sell	$33,371	$32,356	$8,684	$8,192
Trademarks and patents	6,778	6,760	2,732	2,548
Formulations and product technology	5,278	5,278	3,501	3,423
Other	5,463	5,467	4,101	3,989
Total	$50,890	$49,861	$19,018	$18,152

The Company recorded $879 and $746 of amortization expense in the three months ended March 31, 2013 and March 31, 2012, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2013	$3,395
For the year ended December 31, 2014	$3,164
For the year ended December 31, 2015	$3,164
For the year ended December 31, 2016	$2,684
For the year ended December 31, 2017	$2,030
For the year ended December 31, 2018	$2,014

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at March 31, 2013.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 12 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three months ended March 31, 2013 and March 31, 2012 are as follows:

	Three Months Ended March 31,
			Other
			Postretirement
	Pension Benefits		Benefits
	2013	2012	2013	2012
Service cost	$838	$624	$13	$4
Interest cost and other	1,380	1,470	56	71
Expected return on plan assets	(1,478)	(1,375)	—	—
Actuarial loss amortization	981	691	47	31
Prior service cost amortization	28	28	—	—
Net periodic benefit cost	$1,749	$1,438	$116	$106

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2012, that it expected to make minimum cash contributions of $6,610 to its pension plans and $719 to its other postretirement benefit plan in 2013. As of March 31, 2013, $4,130 and $232 of contributions have been made to the Company’s pension plans and its postretirement benefit plans, respectively.

Note 13 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board (“SACRWQB”), ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000.  In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. On September 11, 2012, ACP received a letter from the SACRWQB advising that no further action is required to remediate the soil contamination on site.  As of March 31, 2013, the Company believes that the range of potential-known liabilities associated with the ACP water remediation program is approximately $600 to $1,000, for which the Company has sufficient reserves.

The low and high ends of the range are based on the length of operation of the two extraction wells as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction wells, groundwater monitoring and program management. The duration of the well operation was estimated based on historical trends in concentrations in the monitoring wells within the proximity of the applicable extraction wells. Also factored into the model was the impact of water injected into the underground aquifer from a planned water treatment system to be installed by OCWD adjacent to P-2. Based on the modeling, it is estimated that P-2 will operate for another one and one-quarter to two and three-quarter years and P-3 will operate for another three months. Operation and maintenance costs were based on historical expenditures and estimated inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $245 and $230 was accrued at March 31, 2013 and December 31, 2012, respectively, to provide for such anticipated future environmental assessments and remediation costs.

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary. In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and early 2007 for $15,000 and $20,000, respectively.  The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. The agreement continues until terminated and can only be terminated by either party by providing the other party with a minimum of two years prior written notice.  As of March 31, 2013, no notice of termination has been given under this agreement.  At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

In 2010, the Company recorded a net charge of $4,132, which consisted of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries.  At March 31, 2013 and December 31, 2012, the Company had no accrual for remaining payments to be made under tax dispute settlements entered into by the subsidiary, as the respective accruals noted above were paid.

The charges taken by the Company in 2010 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $12,500 with one jurisdiction representing approximately 82 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 14 – Subsequent Events

During 2002 and 2003, the Company’s Netherlands and Italian subsidiaries paid excise taxes on mineral oil sales in Italy for a total amount of approximately $2,000.  Alleging that the mineral oil excise tax was contrary to European Union directives, the subsidiaries filed with the Customs’ Authority of Milan (“Customs Office” or “Office”) requests to obtain a refund of the above-mentioned amount.  The parties appealed rulings to various levels of tax courts up through the Supreme Court of Italy.  In March 2012, the Supreme Court rejected the appeal of the Customs Office, ruling in favor of the subsidiaries and granting a refund for the amounts requested.

After filing an enforcement action, the Company ultimately collected approximately $2,000 (excluding interest) in late April 2013.  This amount will be recorded as other income on the Company’s Condensed Consolidated Statement of Income in the second quarter of 2013.

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

The Company’s revenue decrease of less than 1% in the first quarter of 2013 compared to the first quarter of 2012 was primarily caused by decreases due to foreign exchange rate translation of approximately $2.2 million, or approximately 1%, partially offset by a slight increase due to selling and price mix, while product volumes, including acquisitions, remained consistent with the first quarter of 2012.  Gross profit increased approximately $2.8 million, or approximately 5%, from the first quarter of 2012, with gross margin improving to 35.5% compared to 33.7% for the first quarter of 2012, which is reflective of the Company’s continuing initiative to restore its margins to more acceptable levels.  Selling, general and administrative expenses (“SG&A”) increased approximately $2.1 million compared to the first quarter of 2012, primarily related to increases due to acquisitions, higher incentive compensation and higher selling, inflationary and other labor related costs which were partially offset by a decrease in foreign exchange rate translation.

During the first quarter of 2013, the Company’s net cash provided by operating activities was approximately $11.3 million, up from $6.7 million for the first quarter of 2012 on improved working capital management and the Company’s first dividend distribution from its captive insurance equity affiliate of $2.0 million.

The net result was an increase in earnings per diluted share from $0.95 for the first quarter of 2012 to $1.04 for the first quarter of 2013, with non-GAAP earnings per diluted share increasing from $0.91 for the first quarter of 2012 to $0.96 for the first quarter of 2013.   See Non-GAAP Measures section in this Item below.  Overall, the Company is encouraged by its solid performance in the first quarter of 2013 given the significant challenges it has faced in the global economic environment.  The Company’s market share gains and recent acquisitions have contributed to its relatively stable volumes and revenues, despite weak conditions in numerous parts of the world, especially in Europe.  The Company’s balance sheet and cash flow generation remain very strong, as its cash position exceeded its debt at March 31, 2013 and December 31, 2012, which provides financial flexibility for the Company to be able to invest in strategic growth opportunities, including acquisitions.   Going forward, the Company believes it will continue to face challenging market conditions around the world, with Europe continuing to be the most pronounced.  However, the Company remains optimistic about its future and still expects 2013 to be another good year for Quaker.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $35.3 million at March 31, 2013 from $32.5 million at December 31, 2012.  The $2.8 million increase was the result of $11.3 million of cash provided by operating activities, partially offset by $3.3 million of cash used in investing activities, $4.7 million of cash used in financing activities and a $0.5 million decrease from the effect of exchange rates on cash.

Net cash flows provided by operating activities were $11.3 million in the first quarter of 2013 compared to $6.7 million provided by operating activities in the first quarter of 2012.  The $4.6 million increase in operating cash flow was primarily driven by improved working capital management and the Company’s first dividend distribution from its captive insurance equity affiliate of $2.0 million.

Net cash flows used in investing activities were $3.3 million in the first quarter of 2013 compared to $2.6 million used in investing activities in the first quarter of 2012.  The $0.7 million increase in cash used in investing activities was primarily the result of a payment in the first quarter of 2013 to acquire a chemical milling maskants distribution network for the Company’s coatings segment.  Lower cash inflow from a change in the Company’s restricted cash due to timing of claims and payments associated with a subsidiary’s asbestos litigation were partially offset by a decrease in investments in property, plant and equipment.  Lower investments in the Company’s information technology infrastructure in the first quarter of 2013 were partially offset by increased investments in its Asia/Pacific facilities.

Net cash flows used in financing activities were $4.7 million in the first quarter of 2013 compared to $2.7 million of cash used in financing activities in the first quarter of 2012.  For the first quarter of 2013, the Company was able to fund its investing and financing activities through strong net operating cash flow, and, also, repay a portion of its revolving credit line, compared to net borrowings during the first quarter of 2012.  During the first quarters of 2013 and 2012, the Company recorded $0.4 million and $0.5 million of respective excess tax benefits related to stock option exercises as cash flows from financing activities on its Condensed Consolidated Statement of Cash Flows.  Also, changes in stock option exercise and other related activity affected the financing cash flow comparisons.

The Company’s primary credit line is a $175.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which expires in June 2014. At the Company’s option, the principal amount available can be increased to $225.0 million if the lenders agree to increase their commitments and the Company satisfies certain conditions.  At March 31, 2013 and December 31, 2012, the Company had approximately $10.0 million and $12.2 million, respectively, outstanding under this facility.  The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.50 to 1. At March 31, 2013 and December 31, 2012, the consolidated leverage ratio was below 1.0 to 1.

At March 31, 2013, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $14.4 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $9.9 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

Non-GAAP Measures

Included in this Form 10-Q filing is a non-GAAP financial measure of non-GAAP earnings per diluted share.  The Company believes this non-GAAP financial measure provides meaningful supplemental information as it enhances a reader’s understanding of the financial performance of the Company, is more indicative of future operating performance of the Company, and facilitates a better comparison among fiscal periods, as the non-GAAP measure excludes items that are not considered core to the Company’s operations.  Non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is a reconciliation between the non-GAAP (unaudited) financial measure of non-GAAP earnings per diluted share to its most directly comparable GAAP (unaudited) measure:

	Three Months Ended
	March 31,
	2013	2012
GAAP earnings per diluted share attributable to Quaker Chemical Corporation Common Shareholders	$1.04	$0.95

Devaluation of the Venezuelan Bolivar per diluted share	0.03	—
Equity income in a captive insurance company per diluted share	(0.11)	(0.04)

Non-GAAP earnings per diluted share attributable to Quaker Chemical Corporation Common Shareholders	$0.96	$0.91

Out of Period Adjustment

As previously disclosed in the Company’s 2012 Annual Report on Form 10-K, the Company had reassessed its ability to significantly influence the operating and financial policies of its captive insurance equity affiliate, Primex.  Based on its ownership percentage and other factors, the Company determined that, during 2012, the Company obtained the ability to significantly influence Primex and, as a result, changed its method of accounting from the cost to equity method.   During the first quarter of 2013, the Company identified errors in Primex’s estimated 2012 financial statements, which primarily related to a reinsurance contract held by

Primex.  The identified errors resulted in a cumulative $1.0 million understatement of the Company’s equity in net income from associated companies for the year ended December 31, 2012.  The Company corrected the errors related to Primex in the first quarter of 2013, which had the net effect of increasing equity in net income from associated companies by $1.0 million for the three months ended March 31, 2013.  The Company does not believe this adjustment is material to the consolidated financial statements for the year ended December 31, 2012 or to the Company’s projected results for the current year and, therefore, has not restated any prior period amounts.  As the Company’s assessment was based on projected full year 2013 results, the Company will update its assessment at year-end based upon actual 2013 results.  See Note 2 of Notes to Condensed Consolidated Financial Statements.

Operations

Comparison of the First Quarter of 2013 with the First Quarter of 2012

Net sales for the first quarter of 2013 were $176.2 million, a decrease of less than 1% from $177.6 million in the first quarter of 2012.  Foreign exchange rate translation decreased revenues by approximately $2.2 million, or 1%, which was partially offset by a slight increase due to selling and price mix of less than 1%.  Product volumes, including acquisitions, were consistent in the first quarter of 2013 compared to the first quarter of 2012.

Gross profit increased approximately $2.8 million, or approximately 5%, from the first quarter of 2012.  The increase in gross profit on consistent sales was due to an improvement in gross margin to 35.5% compared to 33.7% for the first quarter of 2012 and 34.2% for the fourth quarter of 2012.  The increase in gross margin is reflective of the Company’s continuing initiative to restore its margins to more acceptable levels.

SG&A increased approximately $2.1 million compared to the first quarter of 2012, primarily related to increases due to acquisitions, higher incentive compensation and higher selling, inflationary and other labor related costs which were partially offset by a decrease in foreign exchange rate translation.

The decrease in interest expense was due to lower average borrowings and lower interest rates experienced in the first quarter of 2013 as compared to the first quarter of 2012.

The Company’s effective tax rates for the first quarters of 2013 and 2012 of 24.1% and 21.5%, respectively, reflect decreases in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.10 and $0.12 per diluted share, respectively.  Also, contributing to the difference in the effective tax rate is that the tax rate in China was 15% in 2012 compared to 25% in the first quarter of 2013.  While the Company's re-certification of its Chinese subsidiary as a high tech enterprise is pending, the Company will record tax expense at the statutory rate of 25%.  The Company has experienced and expects to further experience volatility in its effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, among other factors.  The Company estimates that its full year 2013 effective tax rate will be in the high twenty percent range, as compared to the lower rate experienced in the first quarter of 2013.

The increase in equity in net income of associated companies was primarily due to higher earnings related to the Company’s equity interest in a captive insurance company in the first quarter of 2013 compared to the first quarter of 2012 of $0.11 and $0.04 per diluted share, respectively, which includes the net effect of the out of period adjustment discussed above.  This increase was partially offset by a charge of approximately $0.03 per diluted share related to the devaluation of the Venezuelan Bolivar Fuerte during the first quarter of 2013. See Note 1 of Notes to Condensed Consolidated Financial Statements.

Changes in foreign exchange rates negatively impacted the first quarter of 2013 net income by approximately $0.1 million or $0.01 per diluted share.

Segment Reviews—Comparison of the First Quarter of 2013 with the First Quarter of 2012

Metalworking Process Chemicals

Metalworking Process Chemicals generally consists of industrial process fluids for various heavy industrial and manufacturing applications.  This segment represented approximately 93% of the Company’s first quarter of 2013 net sales, which were down approximately $1.0 million, or 1%, compared to the first quarter of 2012.   Net sales for this reportable segment increased less than 1% from price and selling mix, which was offset by a decrease of approximately 1% due to foreign currency translation.   The foreign currency translation impacts were primarily driven by the average Brazilian Real to U.S. Dollar exchange rate being 0.50 in the first quarter of 2013 compared to 0.57 in the first quarter of 2012.   Product volumes, including acquisitions, were consistent in the first quarter of 2013 compared to the first quarter of 2012.  The first quarter of 2013 operating income for this reportable segment increased approximately $1.1 million from the first quarter of 2012, which was driven by the Company’s continuing initiative to restore its margins to more acceptable levels.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in the first quarter of 2013, generally contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants.  Net sales for this reportable segment in the first quarter of 2013 were up approximately $0.2 million, or 2%, compared to the first quarter of 2012, which was primarily due to increased sales of chemical milling maskants to the aerospace industry.  The first quarter of 2013 operating income for this reportable segment was consistent with the first quarter of 2012, as additional earnings from the increase in milling maskants sales were offset by a change in the sales mix of other products with lower margins.

Other Chemical Products

Other Chemical Products, which represented approximately 1% of the Company’s net sales in the first quarter of 2013, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture.  For the first quarter of 2013, net sales and operating income decreased approximately $0.6 million and approximately $0.2 million, respectively, compared to the first quarter of 2012, due to lower activity in the oil and gas market.

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

We have evaluated the information required under this item that was disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, and we believe there has been no material change to that information.

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

Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended March 31, 2013.

PART II.
OTHER INFORMATION

Items 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 1.  Legal Proceedings

Incorporated by reference is the information in Note 13 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report, all of which were acquired from employees for payment of the exercise price of employee stock options exercised, for the payment of taxes upon exercise of employee stock options or for the vesting of restricted stock during the period.

			(c)	(d)
			Total Number of	Maximum
			Shares Purchased as	Number of Shares that
	(a)	(b)	Part of	May Yet
	Total Number	Average	Publicly Announced	Be Purchased Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased (1)	Per Share (2)	or Programs (3)	Programs (3)
January 1 - January 31	9,920	$57.79	—	252,600
February 1 - February 29	—	$—	—	252,600
March 1 - March 31	1,301	$61.33	—	252,600

Total	11,221	$58.20	—	252,600

(1)
All of the 11,221 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options exercised, for the payment of taxes upon exercise of employee stock options or for the vesting of restricted stock.

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

Item 6.	Exhibits

(a) Exhibits

10.1	–	Expatriate Agreement by and between the Registrant and Adrian Steeples, dated January 29, 2013, effective July 1, 2013. *
31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	–	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350
32.2	–	Certification of Margaret M. Loebl Pursuant to 18 U.S. C. Section 1350
101.INS	–	XBRL Instance Document **
101.SCH	–	XBRL Extension Schema Document **
101.CAL	–	XBRL Calculation Linkbase Document **
101.DEF	–	XBRL Definition Linkbase Document **
101.LAB	–	XBRL Label Linkbase Document **
101.PRE	–	XBRL Presentation Linkbase Document **

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit.

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

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Margaret M. Loebl
Date: April 29, 2013	Margaret M. Loebl, Vice President, Chief Financial Officer and Treasurer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)