Form 10-Q
period 2013-06-30
QUAKER CHEMICAL CORP
filed 2013-07-29
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on June 30, 2013	13,168,484

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.                                Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

Unaudited
(Dollars in thousands,
except par value
and share amounts)
June 30, 2013	December 31, 2012*

ASSETS
Current assets
Cash and cash equivalents	$38,546	$32,547
Accounts receivable, net	162,105	154,197
Inventories
Raw materials and supplies	39,363	40,417
Work-in-process and finished goods	34,660	32,054
Prepaid expenses and other current assets	17,722	18,595
Total current assets	292,396	277,810
Property, plant and equipment, at cost	226,279	225,177
Less accumulated depreciation	(141,137)	(140,065)
Net property, plant and equipment	85,142	85,112
Goodwill	58,334	59,169
Other intangible assets, net	32,806	32,809
Investments in associated companies	16,554	16,603
Deferred income taxes	28,437	30,673
Other assets	35,824	34,458
Total assets	$549,493	$536,634

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,337	$1,468
Accounts and other payables	76,191	70,794
Accrued compensation	13,013	16,842
Other current liabilities	25,618	18,688
Total current liabilities	116,159	107,792
Long-term debt	22,550	30,000
Deferred income taxes	6,147	6,383
Other non-current liabilities	92,280	102,783
Total liabilities	237,136	246,958
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding
2013 – 13,168,484 shares; 2012 – 13,094,901 shares	13,168	13,095
Capital in excess of par value	97,085	94,470
Retained earnings	238,580	215,390
Accumulated other comprehensive loss	(45,252)	(41,855)
Total Quaker shareholders’ equity	303,581	281,100
Noncontrolling interest	8,776	8,576
Total equity	312,357	289,676
Total liabilities and equity	$549,493	$536,634

*	Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited
	(Dollars in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$184,846	$176,797	$361,039	$354,435
Cost of goods sold	117,532	116,161	231,117	234,004
Gross profit	67,314	60,636	129,922	120,431
Selling, general and administrative expenses	47,521	43,653	92,718	86,746
Operating income	19,793	16,983	37,204	33,685
Other income (expense), net	2,301	(134)	2,647	207
Interest expense	(762)	(1,151)	(1,506)	(2,325)
Interest income	229	137	398	260
Income before taxes and equity in net income of associated companies	21,561	15,835	38,743	31,827
Taxes on income before equity in net income of associated companies	6,828	4,874	10,961	8,319
Income before equity in net income of associated companies	14,733	10,961	27,782	23,508
Equity in net income of associated companies	1,942	777	3,084	1,342
Net income	16,675	11,738	30,866	24,850
Less: Net income attributable to noncontrolling interest	592	630	1,164	1,377
Net income attributable to Quaker Chemical Corporation	$16,083	$11,108	$29,702	$23,473
Per share data:
Net income attributable to Quaker Chemical Corporation Common
Shareholders – basic	$1.22	$0.86	$2.26	$1.81
Net income attributable to Quaker Chemical Corporation Common
Shareholders – diluted	$1.22	$0.85	$2.26	$1.80
Dividends declared	$0.25	$0.245	$0.495	$0.485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Comprehensive Income

	Unaudited
	(Dollars in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$16,675	$11,738	$30,866	$24,850

Other comprehensive loss, net of tax
Currency translation adjustments	(4,183)	(7,709)	(5,946)	(3,661)
Defined benefit retirement plans	562	997	1,868	1,054
Current period change in fair value of derivatives	—	103	—	199
Unrealized (loss) gain on available-for-sale securities	(715)	(373)	(283)	705
Other comprehensive loss	(4,336)	(6,982)	(4,361)	(1,703)

Comprehensive income	12,339	4,756	26,505	23,147
Less: comprehensive loss (income) attributable to noncontrolling interest	239	(205)	(200)	(1,243)
Comprehensive income attributable to Quaker Chemical Corporation	$12,578	$4,551	$26,305	$21,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited
	(Dollars in thousands)
	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income	$30,866	$24,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,125	5,969
Amortization	1,763	1,465
Equity in undistributed earnings of associated companies, net of dividends	(1,021)	(1,158)
Deferred compensation and other, net	(1,080)	1,332
Stock-based compensation	2,152	2,078
Gain on disposal of property, plant and equipment	(224)	(13)
Insurance settlement realized	(384)	(808)
Pension and other postretirement benefits	(1,884)	(1,951)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(9,913)	(7,031)
Inventories	(2,269)	(3,871)
Prepaid expenses and other current assets	(286)	(1,946)
Accounts payable and accrued liabilities	3,650	3,025
Net cash provided by operating activities	27,495	21,941

Cash flows from investing activities
Investments in property, plant and equipment	(5,202)	(6,423)
Proceeds from disposition of assets	345	84
Payments related to acquisitions, net of cash acquired	(2,478)	—
Insurance settlement interest earned	28	35
Change in restricted cash, net	356	773
Net cash used in investing activities	(6,951)	(5,531)

Cash flows from financing activities
Repayment of long-term debt	(7,563)	(1,754)
Dividends paid	(6,428)	(6,213)
Stock options exercised, other	84	(925)
Excess tax benefit related to stock option exercises	452	1,420
Distributions to noncontrolling shareholders	—	(30)
Net cash used in financing activities	(13,455)	(7,502)
Effect of exchange rate changes on cash	(1,090)	(565)
Net increase in cash and cash equivalents	5,999	8,343
Cash and cash equivalents at beginning of period	32,547	16,909
Cash and cash equivalents at end of period	$38,546	$25,252

Supplemental cash flow disclosures:
Non-cash activities:
Accrued property, plant and equipment purchases	$1,159	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. Certain reclassifications of prior year data have been made to improve comparability.  The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

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

During 2002 and 2003, the Company’s Netherlands and Italian subsidiaries paid excise taxes on mineral oil sales in Italy for a total amount of approximately $2,000.  Alleging that the mineral oil excise tax was contrary to European Union directives, the subsidiaries filed with the Customs’ Authority of Milan (“Customs Office” or “Office”) requests to obtain a refund of the above-mentioned amount.  The parties appealed rulings to various levels of tax courts up through the Supreme Court of Italy.  In March 2012, the Supreme Court rejected the appeal of the Customs Office, ruling in favor of the subsidiaries and granting a refund for the amounts requested.  After filing an enforcement action, the Company collected approximately $2,057, along with approximately $483 of interest, in the second quarter of 2013.  This amount was recorded as other income on the Company’s Condensed Consolidated Statement of Income in the second quarter of 2013.

During the second quarter of 2012, the Company recorded charges of $1,156 to its allowance for doubtful accounts and selling, general and administrative expenses (“SG&A”) due to the bankruptcies of two U.S. customers.  In addition, during the second quarter of 2012, the Company incurred a total charge of approximately $609 related to CFO transition costs, which were also recorded in SG&A.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as the principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods.  Third-party products transferred under arrangements resulting in net reporting totaled $19,338 and $20,944 for the six months ended June 30, 2013 and June 30, 2012, respectively.

Note 2 – Out of Period Adjustment

As previously disclosed in the Company’s 2012 Annual Report on Form 10-K, the Company had reassessed its ability to significantly influence the operating and financial policies of its captive insurance equity affiliate, Primex.  Based on its ownership percentage and other factors, the Company determined that, during 2012, the Company obtained the ability to significantly influence Primex and, as a result, changed its method of accounting from the cost to equity method.   During the first quarter of 2013, the Company identified errors in Primex’s estimated 2012 financial statements, which primarily related to a reinsurance contract held by Primex.  The identified errors resulted in a cumulative $1,038 understatement of the Company’s equity in net income from associated companies for the year ended December 31, 2012.  The Company corrected the errors related to Primex in the first quarter of 2013, which had the net effect of increasing equity in net income from associated companies by $1,038 for the three months ended March 31, 2013 and the six

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

months ended June 30, 2013.  The Company does not believe this adjustment is material to the consolidated financial statements for the year ended December 31, 2012 or to the Company’s projected results for the current year and, therefore, has not restated any prior period amounts.  As the Company’s assessment was based on projected full year 2013 results, the Company will update its assessment at year-end based upon actual 2013 results.

Note 3 – Income Taxes and Uncertain Income Tax Positions

The Company's effective tax rate for the first six months of 2013 of 28.3% was higher than the first six months of 2012 effective tax rate of 26.1%.  Both effective tax rates reflect decreases in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.10 and $0.12 per diluted share for the six months ended June 30, 2013 and June 30, 2012, respectively.  Also contributing to the increase in the effective tax rate is that the tax rate in China was 15% in the first six months of 2012 compared to 25% in the first six months of 2013.  While the Company’s recertification of its Chinese subsidiary’s high tech status is pending, the Company will record tax expense at the current statutory rate of 25%.

As of June 30, 2013, the Company’s cumulative liability for gross unrecognized tax benefits was $11,822.  At December 31, 2012, the Company’s cumulative liability for gross unrecognized tax benefits was $12,410.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statement of Income. The Company recognized $144 and $(333) for interest and $148 and $241 for penalties on its Condensed Consolidated Statement of Income for the three and six months ended June 30, 2013, respectively, and recognized $164 and $(51) for interest and $99 and $194 for penalties on its Condensed Consolidated Statement of Income for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, the Company had accrued $1,931 for cumulative interest and $1,848 for cumulative penalties compared to $2,288 for cumulative interest and $1,630 for cumulative penalties at December 31, 2012.

During the three months ended June 30, 2013, the Company recognized a decrease in its cumulative liability for gross unrecognized tax benefits of approximately $8 due to the expiration of the applicable statutes of limitations for certain tax years. During the three months ended June 30, 2012, there were no expirations of statutes of limitations for uncertain tax positions.

During the six months ended June 30, 2013, the Company recognized a $1,695 decrease in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.  During the six months ended June 30, 2012, the Company recognized a $1,072 decrease in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.

The Company estimates that during the year ending December 31, 2013 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $2,400 to $2,500 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ending December 31, 2013.

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

During the second quarter of 2012, the Italian tax authorities initiated a transfer pricing audit of the Company’s Italian subsidiary.  On July 7, 2012, the Company received a preliminary tax report related to this transfer pricing audit, which proposed several adjustments to the taxable income of the subsidiary.  During the fourth quarter of 2012, the Company’s Italian subsidiary received an assessment for the tax year 2007, which the Company appealed during the first quarter of 2013.  On June 24, 2013, a hearing was held before the Provincial Tax Court of Varese, Italy.  The Company and outside counsel believe the Company should prevail on the merits of its case.  The Company does not believe it has any exposures warranting an uncertain tax position reserve as of June 30, 2013.

At the end of March 2013, the Chinese tax authorities announced they would be reviewing the original applications of all companies that were certified as high tech enterprises in Shanghai.  If the tax authorities find issues with the application, they could disallow the benefits of high tech enterprise status retroactively.  The Company currently understands that a retroactive disallowance of the high tech enterprise status would affect only 2012.  Currently, no appointment with the tax auditor has been scheduled.  The Company does not believe that its status as a high tech enterprise will be revoked and as a result no uncertain tax position has been recorded.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 4 – Fair Value Measurements

The Company values its company-owned life insurance policies, various deferred compensation assets and liabilities, acquisition-related consideration and an obligation related to a non-competition agreement at fair value.  The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

		Fair Value Measurements at June 30, 2013
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	June 30, 2013	Level 1	Level 2	Level 3
Company-owned life insurance	$1,743	$—	$1,743	$—
Company-owned life insurance - Deferred compensation assets	387	—	387	—
Other deferred compensation assets
Large capitalization registered investment companies	64	64	—	—
Mid capitalization registered investment companies	6	6	—	—
Small capitalization registered investment companies	11	11	—	—
International developed and emerging markets registered investment
companies	34	34	—	—
Fixed income registered investment companies	8	8	—	—

Total	$2,253	$123	$2,130	$—

		Fair Value Measurements at June 30, 2013
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	June 30, 2013	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$346	$346	$—	$—
Mid capitalization registered investment companies	94	94	—	—
Small capitalization registered investment companies	78	78	—	—
International developed and emerging markets registered investment
companies	176	176	—	—
Fixed income registered investment companies	44	44	—	—
Fixed general account	163	—	163	—
Acquisition-related consideration	5,794	—	—	5,794

Total	$6,695	$738	$163	$5,794

		Fair Value Measurements at December 31, 2012
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	December 31, 2012	Level 1	Level 2	Level 3
Company-owned life insurance	$1,653	$—	$1,653	$—
Company-owned life insurance - Deferred compensation assets	437	—	437	—
Other deferred compensation assets
Large capitalization registered investment companies	62	62	—	—
Mid capitalization registered investment companies	6	6	—	—
Small capitalization registered investment companies	9	9	—	—
International developed and emerging markets registered investment
companies	37	37	—	—
Fixed income registered investment companies	8	8	—	—

Total	$2,212	$122	$2,090	$—

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

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms.  The fair values of other deferred compensation assets and liabilities are based on quoted prices in active markets.  The fair value of the Summit earnout is based on unobservable inputs and is classified as Level 3.  Significant inputs and assumptions are management’s estimate of the probability of the earnout ultimately being met/paid and the discount rate used to present value the liability.  The fair value of the obligation related to a non-competition agreement is also based on unobservable inputs and is classified as Level 3.  The significant inputs and assumptions for the obligation related to the non-competition agreement is management’s estimate of the discount rate used to present value the liability.  Significant changes in any Level 3 assumption in isolation would result in increases or decreases to the fair value measurements for the earnout and the obligation related to the non-competition agreement.

Changes in the fair value of the Level 3 liabilities during the six months ended June 30, 2013 were as follows:

		Non-competition
	Earnout	Agreement
	Summit	Obligation	Total
Balance at December 31, 2012	$4,497	$404	$4,901
Interest accretion	326	17	343
Change in fair value estimate	675	—	675
Payments	—	(125)	(125)
Balance at June 30, 2013	$5,498	$296	$5,794

During the first quarter of 2013, the Summit earnout liability became current and was reclassified from other non-current liabilities to other current liabilities on the Company’s Condensed Consolidated Balance Sheet.

Quantitative information about the Company’s Level 3 fair value measurements at June 30, 2013 were as follows:

	Fair value at June 30, 2013	Valuation technique	Unobservable input	Input value
Summit earnout	5,498	Discounted cash flow	Discount rate	14.5%
Non-competition agreement obligation	296	Discounted cash flow	Discount rate	14.0%

The fair value of the Summit earnout is based on the weighted average probability of the outcome of different payout scenarios.  As of June 30, 2013, the probabilities applied to the payout scenarios ranged from 10% to 70%, depending on the Company’s estimate of the likelihood of each payout scenario.  During the second quarter of 2013, the Company updated the fair value of the Summit earnout, which resulted in other expense and an increase to the liability of approximately $675.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 5 – Hedging Activities

The Company utilized interest rate swaps to mitigate the impact of changes in interest rates by converting a portion of the Company’s variable interest rate debt to fixed interest rate debt.  These interest rate swaps had a combined notional amount of $15,000 during 2012 until their maturity, which occurred during the third quarter of 2012.  The Company had no derivatives designated as cash flow hedges as of December 31, 2012 and did not utilize any during the six months ended June 30, 2013.

Information about the Company’s interest rate derivatives is as follows:

Cash Flow Hedges
Interest Rate Swaps

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2013	2012	2013	2012
Amount of Gain Recognized in Accumulated OCI on Derivative
(Effective Portion)		$—	$103	$—	$199

Amount and Location of Gain Reclassified from Accumulated OCI into
Income (Effective Portion)	Interest Expense	$—	$(160)	$—	$(318)

Amount and Location of Gain Recognized in Income on Derivative
(Ineffective Portion and Amount Excluded from Effectiveness Testing)	Other Income	$—	$—	$—	$—

Note 6 – Stock-Based Compensation

The Company recognized the following share-based compensation expense in selling, general and administrative expenses in its Condensed Consolidated Statement of Income for the six months ended June 30, 2013 and the six months ended June 30, 2012:

	For the Six Months Ended June 30,
	2013	2012
Stock options	$238	$263
Nonvested stock awards and restricted stock units	911	732
Employee stock purchase plan	26	23
Non-elective and elective 401(k) matching contribution in stock	936	1,030
Director stock ownership plan	41	30
Total share-based compensation expense	$2,152	$2,078

As of June 30, 2013 and June 30, 2012, the Company recorded $452 and $1,420, respectively, of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheets, related to stock option exercises. The Company’s estimated taxes payable was sufficient to fully recognize these benefits as cash inflows from financing activities in its Condensed Consolidated Statement of Cash Flows, which represented the Company’s estimate of cash savings through the six months ended June 30, 2013 and June 30, 2012, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Stock option activity under all plans is as follows:

			Weighted
			Average
		Weighted Average	Remaining
	Number of	Exercise Price per	Contractual
	Shares	Share	Term (years)
Options outstanding at December 31, 2012	107,455	$31.23
Options granted	29,302	58.26
Options exercised	(23,415)	25.10
Options forfeited	(3,601)	37.81
Options expired	(768)	37.37
Options outstanding at June 30, 2013	108,973	$39.55	5.3
Options exercisable at June 30, 2013	45,562	$28.50	4.3

As of June 30, 2013, the total intrinsic value of options outstanding was approximately $2,488, and the total intrinsic value of exercisable options was $1,544.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at June 30, 2013 is as follows:

				Weighted	Weighted	Number	Weighted
			Number	Average	Average	Exercisable	Average
Range of			Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices			at 6/30/2013	Life	Price	6/30/2013	Price
$0.00	-	$10.00	—	—	$—	—	$—
$10.01	-	$20.00	22,490	3.6	18.82	22,490	18.82
$20.01	-	$30.00	—	—	—	—	—
$30.01	-	$40.00	54,989	5.2	37.79	22,341	37.66
$40.01	-	$50.00	2,192	6.0	46.21	731	46.21
$50.01	-	$60.00	29,302	6.7	58.26	—	—
			108,973	5.3	39.55	45,562	28.50

As of June 30, 2013, unrecognized compensation expense related to options granted during 2011 was $98, for options granted during 2012 was $339 and for options granted in 2013 was $570.

During the first quarter of 2013, the Company granted stock options under the Company’s LTIP plan that are subject only to time vesting over a three-year period.  For the purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes option pricing model and the assumptions set forth in the table below:

2013
Number of options granted	29,302
Dividend yield	2.49%
Expected volatility	57.28%
Risk-free interest rate	0.63%
Expected term (years)	4.0

Approximately $68 of expense was recorded on these options during the first six months of 2013.  The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Activity of nonvested shares granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2012	122,944	$31.98
Granted	46,659	$61.00
Vested	(47,481)	$25.03
Forfeited	(4,430)	$40.85
Nonvested awards, June 30, 2013	117,692	$45.95

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of June 30, 2013, unrecognized compensation expense related to these awards was $3,471 to be recognized over a weighted average remaining period of 2.55 years.

Activity of nonvested restricted stock units granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	units	(per unit)
Nonvested awards, December 31, 2012	2,100	$38.13
Granted	1,418	$58.26
Nonvested awards, June 30, 2013	3,518	$46.24

The fair value of the nonvested restricted stock units is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of June 30, 2013, unrecognized compensation expense related to these awards was $103 to be recognized over a weighted average remaining period of 2.37 years.

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

2013 Director Stock Ownership Plan

In March 2013, the Company adopted the 2013 Director Stock Ownership Plan (the “Plan”), subject to the approval by the Company’s shareholders at the annual meeting, to encourage the Directors to increase their investment in the Company.  The Plan was approved at the Company’s May 2013 shareholders’ meeting.  The Plan authorizes the issuance of up to 75,000 shares of Quaker common stock in accordance with the terms of the Plan in payment of all or a portion of the annual cash retainer payable to each of the Company’s non-employee directors in 2013 and subsequent years during the term of the Plan.  Under the Plan, each director who, on May 1st of the applicable calendar year, owns less than 400% of the annual cash retainer for the applicable calendar year, divided by the average of the closing price of a share of Quaker Common Stock as reported by the composite tape of the New York Stock Exchange for the previous calendar year (the “Threshold Amount”), is required to receive 75% of the annual cash retainer in Quaker common stock and 25% of the retainer in cash, unless the director elects to receive a greater percentage of Quaker common stock (up to 100%) of the annual cash retainer for the applicable year.  Each director who owns more than the Threshold Amount may elect to receive common stock in payment of a percentage (up to 100%) of the annual cash retainer.  The annual retainer is $50 and the retainer payment date is June 1.  The Plan was adopted in order to replace the 2003 Director Stock Ownership Plan, which expired in May 2013.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 7 – Earnings Per Share

The following table summarizes earnings per share calculations for the three and six months ended June 30, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$16,083	$11,108	$29,702	$23,473
Less: income allocated to participating securities	(139)	(106)	(249)	(302)
Net income available to common shareholders	$15,944	$11,002	$29,453	$23,171
Basic weighted average common shares outstanding	13,037,822	12,850,917	13,019,991	12,790,799
Basic earnings per common share	$1.22	$0.86	$2.26	$1.81

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$16,083	$11,108	$29,702	$23,473
Less: income allocated to participating securities	(138)	(106)	(248)	(301)
Net income available to common shareholders	$15,945	$11,002	$29,454	$23,172
Basic weighted average common shares outstanding	13,037,822	12,850,917	13,019,991	12,790,799
Effect of dilutive securities and employee stock options	24,918	80,913	27,314	88,838
Diluted weighted average common shares outstanding	13,062,740	12,931,830	13,047,305	12,879,637
Diluted earnings per common share	$1.22	$0.85	$2.26	$1.80

The following number of stock options are not included in diluted earnings per share since the effect would have been anti-dilutive: 6,170 and 9,917 for the three months ended June 30, 2013 and June 30, 2012, respectively, and 4,520 and 7,859 for the six months ended June 30, 2013 and June 30, 2012, respectively.

Note 8 – Business Segments

The following table presents information about the Company’s reported segments for the three and six months ended June 30, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Metalworking Process Chemicals
Net sales	$172,241	$165,011	$337,177	$330,986
Operating income for reportable segment	34,121	30,649	66,148	61,624
Coatings
Net sales	12,185	10,950	22,931	21,473
Operating income for reportable segment	3,616	2,799	6,122	5,312
Other Chemical Products
Net sales	420	836	931	1,976
Operating (loss) income for reportable segment	(33)	53	(54)	195
Total
Net sales	184,846	176,797	361,039	354,435
Operating income for reportable segments	37,704	33,501	72,216	67,131
Non-operating expenses	(17,027)	(15,799)	(33,249)	(31,981)
Amortization expense	(884)	(719)	(1,763)	(1,465)
Consolidated operating income	19,793	16,983	37,204	33,685
Interest expense	(762)	(1,151)	(1,506)	(2,325)
Interest income	229	137	398	260
Other income (expense), net	2,301	(134)	2,647	207
Consolidated income before taxes and equity in net income of associated companies	$21,561	$15,835	$38,743	$31,827

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 9 – Equity and Noncontrolling Interest

The following table presents the changes in equity and noncontrolling interest for the three and six months ended June 30, 2013 and June 30, 2012:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at March 31, 2013	$13,140	$95,775	$225,790	$(41,747)	$9,015	$301,973
Net income	—	—	16,083	—	592	16,675
Amounts reported in other comprehensive income	—	—	—	(3,505)	(831)	(4,336)
Dividends ($0.25 per share)	—	—	(3,293)	—	—	(3,293)
Share issuance and equity-based compensation plans	28	1,227	—	—	—	1,255
Excess tax benefit from stock option exercises	—	83	—	—	—	83
Balance at June 30, 2013	$13,168	$97,085	$238,580	$(45,252)	$8,776	$312,357

Balance at March 31, 2012	$12,951	$90,836	$189,961	$(23,979)	$8,015	$277,784
Net income	—	—	11,108	—	630	11,738
Amounts reported in other comprehensive income	—	—	—	(6,557)	(425)	(6,982)
Dividends ($0.245 per share)	—	—	(3,188)	—	—	(3,188)
Dividends paid to noncontrolling shareholders	—	—	—	—	(30)	(30)
Share issuance and equity-based compensation plans	60	1,195	—	—	—	1,255
Excess tax benefit from stock option exercises	—	168	—	—	—	168
Balance at June 30, 2012	$13,011	$92,199	$197,881	$(30,536)	$8,190	$280,745

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at December 31, 2012	$13,095	$94,470	$215,390	$(41,855)	$8,576	$289,676
Net income	—	—	29,702	—	1,164	30,866
Amounts reported in other comprehensive income	—	—	—	(3,397)	(964)	(4,361)
Dividends ($0.495 per share)	—	—	(6,512)	—	—	(6,512)
Share issuance and equity-based compensation plans	73	2,163	—	—	—	2,236
Excess tax benefit from stock option exercises	—	452	—	—	—	452
Balance at June 30, 2013	$13,168	$97,085	$238,580	$(45,252)	$8,776	$312,357

Balance at December 31, 2011	$12,912	$89,725	$180,710	$(28,967)	$6,977	$261,357
Net income	—	—	23,473	—	1,377	24,850
Amounts reported in other comprehensive income	—	—	—	(1,569)	(134)	(1,703)
Dividends ($0.485 per share)	—	—	(6,302)	—	—	(6,302)
Dividends paid to noncontrolling interests	—	—	—	—	(30)	(30)
Share issuance and equity-based compensation plans	99	1,054	—	—	—	1,153
Excess tax benefit from stock option exercises	—	1,420	—	—	—	1,420
Balance at June 30, 2012	$13,011	$92,199	$197,881	$(30,536)	$8,190	$280,745

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables show the reclassifications from and resulting balances of accumulated other comprehensive loss for the three and six months ended June 30, 2013 and June 30, 2012:

				Unrealized
	Currency	Defined	Change in	gain (loss) in
	translation	benefit	fair value of	available-for-
	adjustments	pension plans	derivatives	sale securities	Total
Balance at March 31, 2013	$1,706	$(45,608)	$—	$2,155	$(41,747)
Other comprehensive (loss) income before reclassifications	(3,352)	(214)	—	(289)	(3,855)
Amounts reclassified from accumulated other comprehensive loss	—	1,065	—	(795)	270
Current period other comprehensive (loss) income	(3,352)	851	—	(1,084)	(3,585)
Related tax amounts	—	(289)	—	369	80
Net current period other comprehensive (loss) income	(3,352)	562	—	(715)	(3,505)

Balance at June 30, 2013	$(1,646)	$(45,046)	$—	$1,440	$(45,252)

Balance at March 31, 2012	$8,466	$(34,203)	$(176)	$1,934	$(23,979)
Other comprehensive (loss) income before reclassifications	(7,284)	668	(2)	(248)	(6,866)
Amounts reclassified from accumulated other comprehensive loss	—	747	160	(318)	589
Current period other comprehensive (loss) income	(7,284)	1,415	158	(566)	(6,277)
Related tax amounts	—	(418)	(55)	193	(280)
Net current period other comprehensive (loss) income	(7,284)	997	103	(373)	(6,557)

Balance at June 30, 2012	$1,182	$(33,206)	$(73)	$1,561	$(30,536)

				Unrealized
	Currency	Defined	Change in	gain (loss) in
	translation	benefit	fair value of	available-for-
	adjustments	pension plans	derivatives	sale securities	Total
Balance at December 31, 2012	$3,336	$(46,914)	$—	$1,723	$(41,855)
Other comprehensive (loss) income before reclassifications	(4,982)	549	—	859	(3,574)
Amounts reclassified from accumulated other comprehensive loss	—	2,120	—	(1,288)	832
Current period other comprehensive (loss) income	(4,982)	2,669	—	(429)	(2,742)
Related tax amounts	—	(801)	—	146	(655)
Net current period other comprehensive (loss) income	(4,982)	1,868	—	(283)	(3,397)

Balance at June 30, 2013	$(1,646)	$(45,046)	$—	$1,440	$(45,252)

Balance at December 31, 2011	$4,709	$(34,260)	$(272)	$856	$(28,967)
Other comprehensive (loss) income before reclassifications	(3,527)	106	(12)	1,589	(1,844)
Amounts reclassified from accumulated other comprehensive loss	—	1,497	318	(521)	1,294
Current period other comprehensive (loss) income	(3,527)	1,603	306	1,068	(550)
Related tax amounts	—	(549)	(107)	(363)	(1,019)
Net current period other comprehensive (loss) income	(3,527)	1,054	199	705	(1,569)

Balance at June 30, 2012	$1,182	$(33,206)	$(73)	$1,561	$(30,536)

Approximately 28% and 72% of the amounts reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income for defined benefit retirement plans during the three and six months ended June 30, 2013 and June 30, 2012 were recorded in cost of goods sold and SG&A, respectively.  See Note 13 of Notes to Condensed Consolidated Financial Statements for further information.  All reclassifications are recorded in interest expense for changes in fair value of derivatives and, also, reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the Company’s equity interest in a captive insurance company and are recorded in equity in net income of associated companies.  The amounts reported in other comprehensive income for non-controlling interest are related to currency translation adjustments.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 10 – Debt

As discussed in the Current Report on Form 8-K filed on June 17, 2013, the Company entered into a revised syndicated multicurrency credit facility on June 14, 2013, which amends and replaces the Company’s previous credit facility with Bank of America, N.A. and certain other major financial institutions.  The revised facility increases the maximum principal amount available for revolving credit borrowings from $175,000 to $300,000, which can be increased to $400,000 at the Company’s option if the lenders agree and the Company satisfies certain conditions.  This facility matures in June 2018.  In addition, the revised facility amends certain financial, acquisition and other covenants, but the consolidated leverage ratio calculation, for which access to credit under the former facility largely depended upon, remains relatively consistent and cannot exceed 3.50 to 1.  At June 30, 2013 and December 31, 2012, the consolidated leverage ratio was below 1.0 to 1 and the Company was also in compliance with all of the other covenants.  At June 30, 2013 and December 31, 2012, the Company had approximately $5,000 and $12,200 outstanding under this revised facility and the Company’s former facility, respectively.

Note 11 – Business Acquisitions

In May 2013, the Company acquired a business that primarily relates to tin plating for its metalworking process chemicals segment for net consideration of approximately $1,831.  The Company allocated $830 of intangible assets, comprised of formulations, to be amortized over 10 years; a non-competition agreement, to be amortized over 4 years; and a customer list, to be amortized over 10 years.  In addition, the Company recorded $277 of goodwill, all of which will be tax deductible.  The remaining purchase price was allocated between the acquisition date fair value of inventory purchased of $454 and fixed assets purchased of $270.

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

In July 2012, the Company acquired NP Coil Dexter Industries, S.r.l. for approximately $2,748, including short-term debt and long-term debt of approximately $1,186 and $854, respectively.  NP Coil Dexter is a European manufacturer and supplier of metal surface treatment products.  The Company allocated $3,825 of intangible assets, comprised of trademarks and formulations, to be amortized over 10 years; two customer lists to be amortized over 8 and 4 years, respectively; and a non-competition agreement to be amortized over 5 years.  In addition, the Company recorded $1,786 of goodwill, none of which will be tax deductible and was assigned to the metalworking process chemical segment.  At June 30, 2013, the valuation of the assets acquired and the liabilities assumed at the acquisition date was finalized.  Liabilities assumed include a hold-back of consideration to be paid to the former shareholders at eighteen months from the acquisition date.   During the fourth quarter of 2012, the Company recorded an increase to other income of approximately $1,033 on its Consolidated Statement of Income related to a change in the fair value of this hold-back of consideration liability.

The following table shows the allocation of the purchase price of the assets and liabilities:

NP Coil Dexter
2012 Acquisitions	Industries S.r.l.
Current assets	$5,536
Fixed assets	1,211
Intangibles	3,825
Goodwill	1,786
Other long-term assets	783
Total assets purchased	13,141
Short-term debt	(1,186)
Other current liabilties	(6,168)
Long-term debt	(854)
Other long-term liabilities	(1,258)
Present value of hold-back	(927)
Total liabilities assumed	(10,393)
Cash paid for an acquisition	$2,748

Included in the 2012 acquisition of NP Coil Dexter Industries, S.r.l. was approximately $113 of cash acquired.  Certain pro forma and other disclosures have not been provided for this acquisition because the effects were not material.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 12 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the six months ended June 30, 2013 are as follows and the Company has recorded no impairment charges in the past:

	Metalworking
	Process
	Chemicals	Coatings	Total
Balance as of December 31, 2012	$51,088	$8,081	$59,169
Goodwill additions	277	—	277
Currency translation adjustments	(1,112)	—	(1,112)
Balance as of June 30, 2013	$50,253	$8,081	$58,334

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2013 and December 31, 2012 are as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2013	2012	2013	2012
Amortized intangible assets
Customer lists and rights to sell	$33,489	$32,356	$9,198	$8,192
Trademarks and patents	6,736	6,760	2,870	2,548
Formulations and product technology	5,808	5,278	3,580	3,423
Other	5,535	5,467	4,214	3,989
Total	$51,568	$49,861	$19,862	$18,152

The Company recorded $1,763 and $1,465 of amortization expense in the six months ended June 30, 2013 and June 30, 2012, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2013	$3,448
For the year ended December 31, 2014	$3,257
For the year ended December 31, 2015	$3,257
For the year ended December 31, 2016	$2,776
For the year ended December 31, 2017	$2,111
For the year ended December 31, 2018	$2,088

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at June 30, 2013.

Note 13 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three and six months ended June 30, 2013 and June 30, 2012 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$728	$614	$4	$5	$1,566	$1,238	$17	$9
Interest cost and other	1,398	1,457	36	71	2,778	2,927	92	142
Expected return on plan assets	(1,463)	(1,368)	—	—	(2,941)	(2,743)	—	—
Actuarial loss amortization	991	689	(31)	30	1,972	1,380	16	61
Prior service cost amortization	104	28	—	—	132	56	—	—
Net periodic benefit cost	$1,758	$1,420	$9	$106	$3,507	$2,858	$125	$212

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2012, that it expected to make minimum cash contributions of $6,610 to its pension plans and $719 to its other postretirement benefit plan in 2013. As of June 30, 2013, $5,240 and $352 of contributions had been made to the Company’s pension plans and its other postretirement benefit plans, respectively.

Note 14 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board (“SACRWQB”), ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000.  In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. On September 11, 2012, ACP received a letter from the SACRWQB advising that no further action is required to remediate the soil contamination on site.  As of June 30, 2013, the Company believes that the range of potential-known liabilities associated with the ACP water remediation program is approximately $600 to $1,000, for which the Company has sufficient reserves.

The low and high ends of the range are based on the length of operation of the two extraction wells as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction wells, groundwater monitoring and program management. The duration of the well operation was estimated based on historical trends in concentrations in the monitoring wells within the proximity of the applicable extraction wells. Also factored into the model was the impact of water injected into the underground aquifer from a planned water treatment system to be installed by OCWD adjacent to P-2. Based on the modeling, it is estimated that P-2 will operate for another one and one-quarter to two and one-half years. The Company is in the process of closing P-3.  Operation and maintenance costs were based on historical expenditures and estimated inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $205 and $230 was accrued at June 30, 2013 and December 31, 2012, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received.  To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $3,300 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary. In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and early 2007 for $15,000 and $20,000, respectively.  The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. The agreement continues until terminated and can only be terminated by either party by providing the other party with a minimum of two years prior written notice.  As of June 30, 2013, no notice of termination has been given under this agreement.  At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

In 2010, the Company recorded a net charge of $4,132, which consisted of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries.  At June 30, 2013 and December 31, 2012, the Company had no accrual for remaining payments to be made under tax dispute settlements entered into by the subsidiary, as the respective accruals noted above were paid.

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

The Company’s revenue increase of approximately 5% in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to volume increases, including acquisitions, partially offset by a slight decrease due to selling and price mix, while foreign exchange rate translation remained relatively consistent with the second quarter of 2012.  Gross profit increased approximately $6.7 million, or approximately 11%, from the second quarter of 2012, with gross margin improving from 34.3% in the second quarter of 2012 to 36.4% in the second quarter of 2013, reflecting the Company’s product margins’ return to more acceptable levels.  Selling, general and administrative expenses (“SG&A”) increased approximately $3.9 million compared to the second quarter of 2012, primarily due to increased costs related to acquisitions, higher incentive compensation and higher selling, inflationary and other labor related costs.  Also, included in SG&A for the second quarter of 2013 was an expense of $0.4 million, or $0.02 per diluted share, which related to actions taken to streamline costs of certain business operations.  Included in the second quarter of 2012 were charges of $1.2 million, or $0.06 per diluted share, associated with the bankruptcies of certain U.S. customers and $0.6 million, or $0.03 per diluted share, related to the transition of the Company’s CFO.

Included in the Company’s other income in the second quarter of 2013 is a refund of $2.5 million, or $0.14 per diluted share, of excise taxes paid on certain mineral oils sales.  See Note 1 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Part I.  Partially offsetting this increase to other income during the second quarter of 2013 was the increase in an acquisition related earnout liability of $0.7 million, or $0.03 per diluted share.  See Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Part I.

During the first six months of 2013, net operating cash flow was approximately $27.5 million, up from $21.9 million in the first six months of 2012, on increased net income and improved working capital management.  In addition, the Company’s credit facility was revised during the second quarter of 2013, increasing the amount available for borrowings from $175.0 million to $300.0 million.

The net result was an increase in earnings per diluted share from $0.85 for the second quarter of 2012 to $1.22 for the second quarter of 2013, with non-GAAP earnings per diluted share increasing from $0.90 for the second quarter of 2012 to $1.00 for the second quarter of 2013.   See Non-GAAP Measures section in this Item below.   Overall, the Company’s results for the first six months of 2013 have been positively impacted by the Company’s market share gains and recent acquisitions, which have contributed to its increased volumes and revenues.  The Company is further encouraged by its solid performance in the first half of 2013 given the weak economic conditions that numerous parts of the world have been experiencing.   Looking forward to the second half of 2013, the Company expects the global environment to remain challenging, with potential increases to raw material costs throughout some regions.  However, the Company remains optimistic about its future and still expects 2013 to be another good year for Quaker.   In addition, the Company’s strong liquidity and balance sheet position, along with the added financial flexibility from its revised credit facility, continue to provide opportunities for the Company to seek strategic growth opportunities, including acquisitions.

CMS Discussion

The Company currently has numerous CMS contracts around the world.  Under its traditional CMS approach, the Company effectively acts as an agent, and the revenues and costs from these sales are reported on a net sales or “pass-through” basis.  Under an alternative structure for certain contracts, the contracts are structured differently in that the Company’s revenue received from the customer is a fee for products and services provided to the customer, which are indirectly related to the actual costs incurred.  Profit is dependent on how well the Company controls product costs and achieves product conversions from other third-party suppliers’ products to its own products.  As a result, under the alternative structure, the Company recognizes, in reported revenue, the gross revenue received from the CMS site customer and in cost of goods sold the third-party product purchases, which substantially offset each other until the Company achieves significant product conversions. This may result in a decrease in reported gross margin as a percentage of sales.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $38.5 million at June 30, 2013 from $32.5 million at December 31, 2012.  The $6.0 million increase was the result of $27.5 million provided by operating activities, partially offset by $6.9 million used in investing activities, $13.5 million used in financing activities and a $1.1 million decrease from the effect of exchange rates on cash.

Net cash flows provided by operating activities were $27.5 million in the first six months of 2013 compared to $21.9 million provided by operating activities in the first six months of 2012.  The $5.6 million increase in operating cash flow was primarily driven by the Company’s increased net income, improved working capital management and the Company’s first dividend distribution from its captive insurance equity affiliate of $2.0 million, partially offset by fees related to the Company’s revised credit facility, discussed below.

Net cash flows used in investing activities were $6.9 million in the first six months of 2013 compared to $5.5 million used in the first six months of 2012.  The $1.4 million increase in cash used in investing activities was primarily the result of higher payments in the first six months of 2013 to acquire a chemical milling maskants distribution network for the Company’s coatings segment and a business that primary relates to tin plating for the Company’s metalworking process chemicals segment.  Higher payments related to acquisitions were partially offset by lower investments in property, plant and equipment, as there were higher payments related to the Company’s information technology infrastructure in the first six months of 2012, partially offset by increased investments in its Asia/Pacific facilities in the first six months of 2013.

Net cash flows used in financing activities were $6.0 million higher, increasing from the $7.5 million used in the first six months of 2012 to $13.5 million used in the first six months of 2013.  In both the first six months of 2013 and the first six months of 2012, the Company was able to leverage strong operating cash flow to fund its investing and financing activities, and, also, repay portions of its revolving credit line.  However, the Company’s increased net operating cash flow in the first six months of 2013 provided it the ability to repay approximately $5.8 million more on its revolving credit line compared to the amount repaid in the first six months of 2012.  Also, higher dividend payments and stock option activity affected the financing cash flow comparisons.

As discussed in the Current Report on Form 8-K filed on June 17, 2013, the Company entered into a revised syndicated multicurrency credit facility on June 14, 2013, which amends and replaces the Company’s previous credit facility with Bank of America, N.A. and certain other major financial institutions.  The revised facility increases the maximum principal amount available for revolving credit borrowings from $175.0 million to $300.0 million, which can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  This facility matures in June 2018.  In addition, the revised facility amends certain financial, acquisition and other covenants, but the consolidated leverage ratio calculation, for which access to credit under the former facility largely depended upon, remains relatively consistent and cannot exceed 3.50 to 1.  At June 30, 2013 and December 31, 2012, the consolidated leverage ratio was below 1.0 to 1 and the Company was also in compliance with all of the other covenants.  At June 30, 2013 and December 31, 2012, the Company had approximately $5.0 million and $12.2 million outstanding under this revised facility and the Company’s former facility, respectively.

During 2002 and 2003, the Company’s Netherlands and Italian subsidiaries paid excise taxes on mineral oil sales in Italy for a total amount of approximately $2.0 million.  Alleging that the mineral oil excise tax was contrary to European Union directives, the subsidiaries filed with the Customs’ Authority of Milan (“Customs Office” or “Office”) requests to obtain a refund of the above-mentioned amount.  The parties appealed rulings to various levels of tax courts up through the Supreme Court of Italy.  In March 2012, the Supreme Court rejected the appeal of the Customs Office, ruling in favor of the subsidiaries and granting a refund for the amounts requested.  After filing an enforcement action, the Company collected the $2.0 million, along with approximately $0.5 million of interest, in the second quarter of 2013.  This amount was recorded as other income on the Company’s Condensed Consolidated Statement of Income in the second quarter of 2013.

At June 30, 2013, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $15.6 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $10.3 million as a result of offsetting benefits in other tax jurisdictions.

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

The following is a reconciliation between the non-GAAP (unaudited) financial measure of non-GAAP earnings per diluted share to its most directly comparable GAAP (unaudited) measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
GAAP earnings per diluted share attributable to Quaker Chemical Corporation
Common Shareholders	$1.22	$0.85	$2.26	$1.80
CFO transition costs per diluted share	—	0.03	—	0.03
Customer bankruptcy costs per diluted share	—	0.06	—	0.06
Mineral oil excise tax refund per diluted share	(0.14)	—	(0.14)	—
Change in fair value of an acquisition-related earnout liability per diluted share	0.03	—	0.03	—
Cost streamlining initiatives per diluted share	0.02	—	0.02	—
Devaluation of the Venezuelan Bolivar per diluted share	—	—	0.03	—
Equity income in a captive insurance company per diluted share	(0.13)	(0.04)	(0.24)	(0.08)

Non-GAAP earnings per diluted share	$1.00	$0.90	$1.96	$1.81

Out of Period Adjustment

As previously disclosed in the Company’s 2012 Annual Report on Form 10-K, the Company had reassessed its ability to significantly influence the operating and financial policies of its captive insurance equity affiliate, Primex.  Based on its ownership percentage and other factors, the Company determined that, during 2012, the Company obtained the ability to significantly influence Primex and, as a result, changed its method of accounting from the cost to equity method.   During the first quarter of 2013, the Company identified errors in Primex’s estimated 2012 financial statements, which primarily related to a reinsurance contract held by Primex.  The identified errors resulted in a cumulative $1.0 million understatement of the Company’s equity in net income from associated companies for the year ended December 31, 2012.  The Company corrected the errors related to Primex in the first quarter of 2013, which had the net effect of increasing equity in net income from associated companies by $1.0 million for the three months ended March 31, 2013 and the six months ended June 30, 2013.  The Company does not believe this adjustment is material to the consolidated financial statements for the year ended December 31, 2012 or to the Company’s projected results for the current year and, therefore, has not restated any prior period amounts.  As the Company’s assessment was based on projected full year 2013 results, the Company will update its assessment at year-end based upon actual 2013 results.  See Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Part I.

Operations

Comparison of the Second Quarter of 2013 with the Second Quarter of 2012

Net sales for the second quarter of 2013 were $184.8 million, an increase of approximately 5% from net sales of $176.8 million in the second quarter of 2012.  Product volumes, including acquisitions, increased revenues by approximately 6%, which was partially offset by a decrease of less than 1% due to selling and price mix.   The impact on net sales due to foreign exchange rate translation was relatively consistent between the second quarter of 2013 and the second quarter of 2012.

Gross profit increased approximately $6.7 million, or approximately 11%, from the second quarter of 2012.  The increase in gross profit was primarily driven by an improvement in gross margin to 36.4% from 34.3% in the second quarter of 2012 and 35.5% in the first quarter of 2013.  The increase in gross margin reflects that the Company’s product margins have returned to more acceptable levels.

SG&A increased $3.9 million, or approximately 9%, from the second quarter of 2012, primarily due to increased costs related to acquisitions, higher incentive compensation and higher selling, inflationary and other labor related costs.  Included in SG&A for the second quarter of 2013 was an expense of approximately $0.4 million, or $0.02 per diluted share, which related to actions taken to streamline the costs of certain business operations.  Included in the second quarter of 2012 were charges of $1.2 million, or $0.06 per diluted share, associated with the bankruptcies of certain U.S. customers and $0.6 million, or $0.03 per diluted share, related to the transition of the Company’s CFO.

Other income for the second quarter of 2013 included a refund of $2.5 million, or $0.14 per diluted share, related to excise taxes paid on certain mineral oil sales, which was partially offset by an increase in the fair value of an acquisition’s earnout liability of $0.7 million, or $0.03 per diluted share.  Also, there were lower foreign exchange rate translation losses in the second quarter of 2013 compared to the second quarter of 2012, contributing to the increase in other income.

The decrease in interest expense was due to lower average borrowings and lower interest rates experienced in the second quarter of 2013 as compared to the second quarter of 2012.

The increase in equity in net income of associated companies from the second quarter of 2012 was primarily due to higher earnings related to the Company’s equity interest in a captive insurance company.  Earnings from this affiliate were $1.7 million, or $0.13 per diluted share, in the second quarter of 2013 compared to $0.6 million, or $0.04 per diluted share, in the second quarter of 2012.

Changes in foreign exchange rates negatively impacted the second quarter of 2013 net income by approximately $0.1 million, or $0.01 per diluted share.

Segment Reviews—Comparison of the Second Quarter of 2013 with the Second Quarter of 2012

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications.  This reportable segment represented approximately 93% of the Company’s second quarter of 2013 net sales, which were up approximately $7.2 million, or 4%, compared to the second quarter of 2012.   Product volumes, including acquisitions, increased this reportable segment’s revenues by approximately 5%, which were partially offset by a decrease due to selling and price mix of less than 1%.  The impact due to foreign exchange rate translation on the net sales of this reportable segment was relatively consistent between the second quarter of 2013 and the second quarter of 2012.  This reportable segment’s operating income increased approximately $3.5 million, or 11%, in the second quarter of 2013 from the second quarter of 2012, reflecting the return of the Company’s product margins to more acceptable levels.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in the second quarter of 2013, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants.  Net sales for this reportable segment were up approximately $1.2 million, or 11%, in the second quarter of 2013 compared to the second quarter of 2012, which was primarily due to increased sales of chemical milling maskants to the aerospace industry.  This reportable segment’s operating income increased by $0.8 million from the second quarter of 2012, reflecting the sales increases noted above.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales in the second quarter of 2013, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture.  For the second quarter of 2013, this reportable segment’s net sales and operating income decreased approximately $0.4 million and $0.1 million, respectively, compared to the second quarter of 2012, due to lower activity in the oil and gas market.

Comparison of the First Six Months of 2013 with the First Six Months of 2012

Net sales for the first six months of 2013 were $361.0 million, an increase of approximately 2% from $354.4 million in the first six months of 2012.  Product volumes, including acquisitions, increased revenues by approximately 3%, which were partially offset by a decrease due to foreign exchange rate translation of approximately 1%.   The effect of selling and price mix on net sales was relatively consistent in the first six months of 2013 compared to the first six months of 2012.

Gross profit increased by approximately $9.5 million, or approximately 8%, from the first six months of 2012.  The increase in gross profit was driven by an improvement in gross margin to 36.0% from 34.0% in the first six months of 2012, reflective of the Company’s product margins returning to more acceptable levels, as noted above.

SG&A increased approximately $6.0 million, or approximately 7%, from the first six months of 2012, primarily due to increased costs related to acquisitions, higher incentive compensation and higher selling, inflationary and other labor related costs.  Also, included in SG&A for the first six months of 2013, was an expense related to streamlining the costs of certain business operations, noted above.  Compared to these increases in SG&A for the first six months of 2013, there were decreases due to foreign exchange rate translation and the prior year costs associated with the bankruptcies and CFO transition, noted above.

Other income increased in the first six months of 2013 compared to the first six months of 2012 primarily due to the mineral oil excise tax refund, partially offset by the increase in the acquisition-related earnout liability, noted above.  Also, there were lower foreign exchange rate translation losses in the first six months of 2013 compared to the first six months of 2012, contributing to the increase in other income.

Interest expense was lower in the first six months of 2013 compared to the first six months of 2012 due to lower interest rates and lower average borrowings.

The Company’s effective tax rates for the first six months of 2013 and 2012 of 28.3% and 26.1%, respectively, reflect decreases in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.10 and $0.12 per diluted share, respectively.  Also contributing to the increase in the effective tax rate is an increase in the statutory tax rate in China from 15%, in 2012, to 25%, in 2013.  While the Company’s recertification of its Chinese subsidiary’s high tech status is pending, the Company will record tax expense at the current statutory rate of 25%.  The Company has experienced and expects to further experience volatility in its effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, among other factors.  The Company currently estimates that its effective tax rate will be in the high twenty percent range for the full year of 2013.

Equity in net income of associated companies increased due to higher earnings related to the Company’s equity interest in a captive insurance company in the first six months of 2013 compared to the first six months of 2012.  Earnings attributable to this equity interest increased from approximately $1.0 million, or $0.08 per diluted share, for the first six months of 2012 to approximately $3.1 million, or $0.24 per diluted share, for the first six months of 2013.  Included in the Company’s equity in net income of associated companies for the first six months of 2013 was a non-cash out-of-period adjustment of approximately $1.0 million, primarily related to a reinsurance contract.  This increase in equity in net income of associated companies was partially offset by a charge of approximately $0.4 million, or $0.03 per diluted share, related to the devaluation of the Venezuelan Bolivar Fuerte during 2013.

Changes in foreign exchange rates negatively impacted the first six months of 2013 net income by approximately $0.2 million, or $0.01 per diluted share.

Segment Reviews—Comparison of the First Six Months of 2013 with the First Six Months of 2012

Metalworking Process Chemicals

Metalworking Process Chemicals consists of industrial process fluids for various heavy industrial and manufacturing applications.  This reportable segment represented approximately 93% of the Company’s net sales in the first six months of 2013, which were up approximately $6.2 million, or 2%, compared to the first six months of 2012.  Product volumes, including acquisitions, increased this reportable segment’s revenues by approximately 3%, which were partially offset by a decrease of approximately 1% due to foreign exchange rate translation.  The foreign currency translation impacts were primarily related to the Brazilian Real to U.S. Dollar exchange rate being 0.49 in the first six months of 2013 compared to 0.54 in the first six months of 2012.  This reportable segment’s operating income increased approximately $4.5 million, or approximately 7%, in the first six months of 2013 compared to the first six months of 2012, reflecting the return of the Company’s product margins to more acceptable levels, noted above.

Coatings

The Company’s coatings segment, which represented approximately 6% of the Company’s net sales in the first six months of 2013, contains products that provide temporary and permanent coatings for metal and concrete products and chemical milling maskants.  Net sales for this reportable segment were up approximately $1.5 million, or 7%, in the first six months of 2013 compared to the first six months of 2012, which was primarily due to increased sales of chemical milling maskants to the aerospace industry.  This reportable segment’s operating income increased by $0.8 million compared to the first six months of 2012, consistent with the sales increase noted above.

Other Chemical Products

Other Chemical Products, which represented less than 1% of the Company’s net sales in the first six months of 2013, consists of sulfur removal products for industrial gas streams sold by the Company’s Q2 Technologies joint venture.  This reportable segment’s net sales and operating income decreased approximately $1.0 million and $0.2 million, respectively, from the first six months of 2012, due to lower activity in the oil and gas market.

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

Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended June 30, 2013.

PART II.
OTHER INFORMATION

Items 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 1.  Legal Proceedings.

Incorporated by reference is the information in Note 14 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report.

			(c)	(d)
			Total Number of	Maximum
			Shares Purchased as	Number of Shares that
	(a)	(b)	Part of	May Yet
	Total Number	Average	Publicly Announced	Be Purchased Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased (1)	Per Share (2)	or Programs (3)	Programs (3)
April 1 - April 30	1,180	$57.19	—	252,600
May 1 - May 31	—	$—	—	252,600
June 1 - June 30	—	$—	—	252,600

Total	1,180	$57.19	—	252,600

(1)
All of the 1,180 shares acquired by the Company during the period covered by this report were shares previously owned by employees, that were acquired from such employees upon their surrender of such shares in payment of the exercise price of employee stock options exercised.

(2)	The price per share represents the closing price of the Company’s common stock on the date of stock option exercise, as specified by the plan pursuant to which the stock option was granted.
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

Item 6.	Exhibits.

(a) Exhibits

10.1	–	Amended and Restated Syndicated Multicurrency Credit Agreement by and between Registrant and Bank of America, N.A. and certain other lenders dated June 14, 2013.
10.2	–	Memorandum of Employment and Addendum by between Registrant and Jan F. Nieman effective August 1, 2013.*
31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	–	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350
32.2	–	Certification of Margaret M. Loebl Pursuant to 18 U.S. C. Section 1350
101.INS	–	XBRL Instance Document
101.SCH	–	XBRL Extension Schema Document
101.CAL	–	XBRL Calculation Linkbase Document
101.DEF	–	XBRL Definition Linkbase Document
101.LAB	–	XBRL Label Linkbase Document
101.PRE	–	XBRL Presentation Linkbase Document

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit.

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Margaret M. Loebl
Date: July 29, 2013	Margaret M. Loebl, Vice President, Chief Financial Officer and Treasurer (Officer duly authorized on behalf of, and Principal Financial Officer of, the Registrant)