Form 10-Q
period 2013-09-30
QUAKER CHEMICAL CORP
filed 2013-10-29
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on September 30, 2013	13,187,320

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.                                Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Statement of Income

	Unaudited
	(Dollars in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$184,059	$180,923	$545,098	$535,358
Cost of goods sold	118,069	121,797	349,186	355,801
Gross profit	65,990	59,126	195,912	179,557
Selling, general and administrative expenses	47,183	43,263	139,901	130,009
Operating income	18,807	15,863	56,011	49,548
Other (expense) income, net	(685)	322	1,962	529
Interest expense	(717)	(1,034)	(2,223)	(3,359)
Interest income	267	149	665	409
Income before taxes and equity in net income of associated companies	17,672	15,300	56,415	47,127
Taxes on income before equity in net income of associated companies	5,972	4,373	16,933	12,692
Income before equity in net income of associated companies	11,700	10,927	39,482	34,435
Equity in net income of associated companies	1,605	696	4,689	2,038
Net income	13,305	11,623	44,171	36,473
Less: Net income attributable to noncontrolling interest	754	698	1,918	2,075
Net income attributable to Quaker Chemical Corporation	$12,551	$10,925	$42,253	$34,398
Per share data:
Net income attributable to Quaker Chemical Corporation Common
Shareholders – basic	$0.95	$0.84	$3.21	$2.65
Net income attributable to Quaker Chemical Corporation Common
Shareholders – diluted	$0.95	$0.83	$3.21	$2.63
Dividends declared	$0.25	$0.245	$0.745	$0.73

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Comprehensive Income

	Unaudited
	(Dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$13,305	$11,623	$44,171	$36,473

Other comprehensive income (loss), net of tax
Currency translation adjustments	2,272	1,832	(3,674)	(1,829)
Defined benefit retirement plans	(180)	204	1,688	1,258
Current period change in fair value of derivatives	—	73	—	272
Unrealized (loss) gain on available-for-sale securities	(333)	430	(616)	1,135
Other comprehensive income (loss)	1,759	2,539	(2,602)	836

Comprehensive income	15,064	14,162	41,569	37,309
Less: comprehensive income attributable to noncontrolling interest	(499)	(926)	(699)	(2,169)
Comprehensive income attributable to Quaker Chemical Corporation	$14,565	$13,236	$40,870	$35,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet

Unaudited
(Dollars in thousands,
except par value
and share amounts)
September 30, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$53,945	$32,547
Accounts receivable, net	166,584	154,197
Inventories
Raw materials and supplies	40,599	40,417
Work-in-process and finished goods	36,071	32,054
Prepaid expenses and other current assets	16,870	18,595
Total current assets	314,069	277,810
Property, plant and equipment, at cost	229,384	225,177
Less accumulated depreciation	(145,116)	(140,065)
Net property, plant and equipment	84,268	85,112
Goodwill	58,511	59,169
Other intangible assets, net	32,028	32,809
Investments in associated companies	17,789	16,603
Deferred income taxes	27,284	30,673
Other assets	36,038	34,458
Total assets	$569,987	$536,634

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,432	$1,468
Accounts and other payables	81,289	70,794
Accrued compensation	17,027	16,842
Other current liabilities	27,399	18,688
Total current liabilities	127,147	107,792
Long-term debt	17,765	30,000
Deferred income taxes	6,127	6,383
Other non-current liabilities	94,105	102,783
Total liabilities	245,144	246,958
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding
2013 – 13,187,320 shares; 2012 – 13,094,901 shares	13,187	13,095
Capital in excess of par value	97,816	94,470
Retained earnings	247,833	215,390
Accumulated other comprehensive loss	(43,238)	(41,855)
Total Quaker shareholders’ equity	315,598	281,100
Noncontrolling interest	9,245	8,576
Total equity	324,843	289,676
Total liabilities and equity	$569,987	$536,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows

	Unaudited
	(Dollars in thousands)
	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$44,171	$36,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,219	9,001
Amortization	2,621	2,283
Equity in undistributed earnings of associated companies, net of dividends	(2,525)	(1,854)
Deferred compensation and other, net	(50)	1,848
Stock-based compensation	3,133	2,954
Loss (gain) on disposal of property, plant and equipment	193	(75)
Insurance settlement realized	(731)	(1,074)
Pension and other postretirement benefits	(561)	(1,823)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(13,222)	(1,381)
Inventories	(4,569)	(875)
Prepaid expenses and other current assets	1,017	(1,976)
Accounts payable and accrued liabilities	13,256	(1,731)
Net cash provided by operating activities	51,952	41,770

Cash flows from investing activities
Investments in property, plant and equipment	(7,330)	(8,757)
Proceeds from disposition of assets	391	193
Payments related to acquisitions, net of cash acquired	(2,478)	(2,635)
Insurance settlement interest earned	40	53
Change in restricted cash, net	691	1,021
Net cash used in investing activities	(8,686)	(10,125)

Cash flows from financing activities
Repayment of long-term debt	(12,289)	(9,672)
Dividends paid	(9,721)	(9,410)
Stock options exercised, other	(510)	(828)
Excess tax benefit related to stock option exercises	815	2,164
Distributions to noncontrolling shareholders	(30)	(30)
Net cash used in financing activities	(21,735)	(17,776)
Effect of exchange rate changes on cash	(133)	(606)
Net increase in cash and cash equivalents	21,398	13,263
Cash and cash equivalents at beginning of period	32,547	16,909
Cash and cash equivalents at end of period	$53,945	$30,172

Supplemental cash flow disclosures:
Non-cash activities:
Accrued property, plant and equipment purchases	$1,178	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. Certain reclassifications of prior year data have been made to improve comparability.  The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

The Company’s reportable operating segments evidence the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the Company assesses its performance.  In the third quarter of 2013, certain internal shifts in the Company’s management and changes to the structure of internally reported information occurred.  The Company currently believes its structure, its resource allocation and its performance assessment are now more closely aligned with its four geographical regions: the North America region, the Europe, Middle East and Africa (“EMEA”) region, the Asia Pacific region and the South America region.  Therefore, the Company changed its reportable operating segments from ones categorized by product nature to ones organized by geography.  All prior period information has been recast to reflect these four regions as the Company’s new reportable operating segments.  See Note 3 of Notes to Condensed Consolidated Financial Statements for further information.

During the first quarter of 2013, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) guidance regarding the disclosure of reclassifications from Accumulated Other Comprehensive Income (Loss) (“AOCI”).  The guidance requires the disclosure of significant amounts reclassified from each component of AOCI, the related tax amounts and the income statement line items affected by the reclassifications, either parenthetically on the Condensed Consolidated Statement of Comprehensive Income or in the Notes to the Condensed Consolidated Financial Statements.  The Company elected to present the information in the Notes to the Condensed Consolidated Financial Statements, and the adoption of this guidance did not have a material impact on the Company’s results or financial condition.  See Note 10 of Notes to Condensed Consolidated Financial Statements for further information.

Effective January 1, 2010, Venezuela’s economy was considered to be hyperinflationary under generally accepted accounting principles in the United States, as it had experienced a rate of general inflation in excess of 100% over the latest three-year period, based upon the blended Consumer Price Index and National Consumer Price Index.  Accordingly, all gains and losses resulting from the remeasurement of the Company’s Venezuelan 50% owned equity affiliate (Kelko Quaker Chemical, S.A.) were required to be recorded directly to the Condensed Consolidated Statement of Income.  On January 8, 2010, the Venezuelan government announced the devaluation of the Bolivar Fuerte and the establishment of a two-tiered exchange structure.  In February 2013, the Venezuelan Government announced a further devaluation of the Bolivar Fuerte.  Accordingly, the Company recorded a charge of approximately $357, or $0.03 per diluted share, in equity in net income of associated companies on the Company’s Condensed Consolidated Statement of Income during the first quarter of 2013.

During 2002 and 2003, the Company’s Netherlands and Italian subsidiaries paid excise taxes on mineral oil sales in Italy in the total amount of approximately $2,000.  Alleging that the mineral oil excise tax was contrary to European Union directives, the subsidiaries filed with the Customs’ Authority of Milan (“Customs Office” or “Office”) requests to obtain a refund of the above-mentioned amount.  The parties appealed rulings to various levels of tax courts up through the Supreme Court of Italy.  In March 2012, the Supreme Court rejected the appeal of the Customs Office, ruling in favor of the subsidiaries and granting a refund for the amounts requested.  After filing an enforcement action, the Company collected approximately $2,057, along with approximately $483 of interest, in the second quarter of 2013.  This amount was recorded as other income on the Company’s Condensed Consolidated Statement of Income in the second quarter of 2013.

During the second quarter of 2012, the Company recorded charges of $1,156 to its allowance for doubtful accounts and selling, general and administrative expenses (“SG&A”) due to the bankruptcies of two U.S. customers.  In addition, during the second quarter of 2012, the Company incurred a total charge of approximately $609 related to CFO transition costs, which were also recorded in SG&A.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as the principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods.  Third-party products transferred under arrangements resulting in net reporting totaled $30,288 and $30,878 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 2 – Out of Period Adjustment

As previously disclosed in the Company’s 2012 Annual Report on Form 10-K, the Company had reassessed its ability to significantly influence the operating and financial policies of its captive insurance equity affiliate, Primex.  Based on its ownership percentage and other factors, the Company determined that, during 2012, the Company obtained the ability to significantly influence Primex and, as a result, changed its method of accounting from the cost to equity method.   During the first quarter of 2013, the Company identified errors in Primex’s estimated 2012 financial statements, which primarily related to a reinsurance contract held by Primex.  The identified errors resulted in a cumulative $1,038 understatement of the Company’s equity in net income from associated companies for the year ended December 31, 2012.  The Company corrected the errors related to Primex in the first quarter of 2013, which had the net effect of increasing equity in net income from associated companies by $1,038 for the three months ended March 31, 2013 and the nine months ended September 30, 2013.  The Company does not believe this adjustment is material to the consolidated financial statements for the year ended December 31, 2012 or to the Company’s projected results for the current year and, therefore, has not restated any prior period amounts.  As the Company’s assessment was based on projected full year 2013 results, the Company will update its assessment at year-end based upon actual 2013 results.

Note 3 – Business Segments

The Company’s reportable operating segments evidence the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the Company assesses its performance.  In the third quarter of 2013, certain internal shifts in the Company’s management and changes to the structure of internally reported information occurred.  The Company currently believes its structure, its resource allocation and its performance assessment are now more closely aligned with its four geographical regions: North America, EMEA, Asia Pacific and South America.  Therefore, the Company changed its reportable operating segments from ones categorized by product nature to ones organized by geography.  All prior period information has been recast to reflect these four regions as the Company’s new reportable operating segments.

Though the Company changed its reportable operating segments in the third quarter of 2013, the calculation of the reportable segment’s measure of earnings remains relatively consistent with past practices.  Operating earnings, excluding indirect operating expenses, for the Company’s reportable segments are comprised of revenues less costs of goods sold and SG&A directly related to the respective regions’ product sales.  The indirect operating expenses consist of SG&A related expenses that are not directly attributable to the product sales of each respective reporting segment.  Other items not specifically identified with the Company’s reportable operating segments include interest expense, interest income, license fees from non-consolidated affiliates and other income (expense).

The following table presents information about the Company’s reportable operating segments for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales
North America	$79,602	$78,690	$231,111	$236,079
EMEA	44,452	43,376	140,314	131,353
Asia Pacific	44,063	42,503	124,593	117,379
South America	15,942	16,354	49,080	50,547
Total net sales	$184,059	$180,923	$545,098	$535,358

Operating earnings, excluding indirect operating expenses
North America	$15,203	$13,650	$46,238	$44,959
EMEA	6,781	5,554	22,332	19,604
Asia Pacific	11,214	10,078	31,612	27,413
South America	2,598	584	7,830	5,021
Total operating earnings, excluding indirect operating expenses	35,796	29,866	108,012	96,997
Indirect operating expenses	(16,131)	(13,185)	(49,380)	(45,166)
Amortization expense	(858)	(818)	(2,621)	(2,283)
Consolidated operating income	18,807	15,863	56,011	49,548
Other (expense) income, net	(685)	322	1,962	529
Interest expense	(717)	(1,034)	(2,223)	(3,359)
Interest income	267	149	665	409
Consolidated income before taxes and equity in net income of associated companies	$17,672	$15,300	$56,415	$47,127

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Inter-segment revenue for the three and nine months ended September 30, 2013 were $2,413 and $7,704 for North America, $5,771 and $15,427 for EMEA, $745 and $2,423 for Asia Pacific and zero for South America, respectively.  Inter-segment revenue for the three and nine months ended September 30, 2012 were $3,063 and $8,596 for North America, $4,726 and $11,895 for EMEA, $862 and $1,738 for Asia Pacific and zero for South America, respectively.  However, all inter-segment transactions have been eliminated from each reportable operating segment’s net sales and earnings for all periods presented above.

Note 4 – Stock-Based Compensation

The Company recognized the following share-based compensation expense in SG&A in its Condensed Consolidated Statement of Income for the nine months ended September 30, 2013 and the nine months ended September 30, 2012:

	For the Nine Months Ended
	September 30,
	2013	2012
Stock options	$378	$403
Nonvested stock awards and restricted stock units	1,372	1,120
Employee stock purchase plan	43	35
Non-elective and elective 401(k) matching contribution in stock	1,283	1,351
Director stock ownership plan	57	45
Total share-based compensation expense	$3,133	$2,954

As of September 30, 2013 and September 30, 2012, the Company recorded $815 and $2,164, respectively, of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheets, related to stock option exercises. The Company’s estimated taxes payable was sufficient to fully recognize these benefits as cash inflows from financing activities in its Condensed Consolidated Statement of Cash Flows, which represented the Company’s estimate of cash savings through the nine months ended September 30, 2013 and September 30, 2012, respectively.

Stock option activity under all plans is as follows:

			Weighted
			Average
		Weighted Average	Remaining
	Number of	Exercise Price per	Contractual
	Shares	Share	Term (years)
Options outstanding at December 31, 2012	107,455	$31.23
Options granted	29,302	58.26
Options exercised	(54,245)	26.56
Options forfeited	(3,601)	37.81
Options expired	(768)	37.37
Options outstanding at September 30, 2013	78,143	$44.24	5.5
Options exercisable at September 30, 2013	14,732	$30.23	4.3

As of September 30, 2013, the total intrinsic value of options outstanding was approximately $2,189, and the total intrinsic value of exercisable options was $619.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

A summary of the Company’s outstanding stock options at September 30, 2013 is as follows:

				Weighted	Weighted	Number	Weighted
			Number	Average	Average	Exercisable	Average
Range of			Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices			at 9/30/2013	Life	Price	9/30/2013	Price
$0.00	-	$10.00	—	—	$—	—	$—
$10.01	-	$20.00	6,155	3.3	18.82	6,155	18.82
$20.01	-	$30.00	—	—	—	—	—
$30.01	-	$40.00	40,494	5.1	37.85	7,846	37.68
$40.01	-	$50.00	2,192	5.7	46.21	731	46.21
$50.01	-	$60.00	29,302	6.4	58.26	—	—
			78,143	5.5	44.24	14,732	30.23

As of September 30, 2013, unrecognized compensation expense related to options granted during 2011 was $61, for options granted during 2012 was $289 and for options granted in 2013 was $517.

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

Approximately $121 of expense was recorded on these options during the first nine months of 2013.  The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Activity of nonvested shares granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2012	122,944	$31.98
Granted	51,659	$61.56
Vested	(51,981)	$26.02
Forfeited	(6,638)	$41.70
Nonvested awards, September 30, 2013	115,984	$47.27

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of September 30, 2013, unrecognized compensation expense related to these awards was $3,285 to be recognized over a weighted average remaining period of 2.43 years.

Activity of nonvested restricted stock units granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	units	(per unit)
Nonvested awards, December 31, 2012	2,100	$38.13
Granted	1,418	$58.26
Nonvested awards, September 30, 2013	3,518	$46.24

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The fair value of the nonvested restricted stock units is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of September 30, 2013, unrecognized compensation expense related to these awards was $91 to be recognized over a weighted average remaining period of 2.14 years.

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

Note 5 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three and nine months ended September 30, 2013 and September 30, 2012 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$789	$605	$9	$5	$2,355	$1,843	$26	$14
Interest cost and other	1,394	1,442	46	71	4,172	4,369	138	213
Expected return on plan assets	(1,476)	(1,358)	—	—	(4,417)	(4,101)	—	—
Actuarial loss amortization	989	687	8	31	2,961	2,067	24	92
Prior service cost amortization	23	28	—	—	155	84	—	—
Net periodic benefit cost	$1,719	$1,404	$63	$107	$5,226	$4,262	$188	$319

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2012, that it expected to make minimum cash contributions of $6,610 to its pension plans and $719 to its other postretirement benefit plan in 2013.  However, the Company exercised its option under the provisions of the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) to reduce its current contributions.  As of September 30, 2013, $5,556 and $461 of contributions had been made to the Company’s pension plans and its other postretirement benefit plans, respectively.  The Company does not expect to make any further material contributions to its pension plans or other postretirement benefit plans for the duration of 2013.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 6 – Income Taxes and Uncertain Income Tax Positions

The Company's effective tax rate for the first nine months of 2013 of 30.0% was higher than the first nine months of 2012 effective tax rate of 26.9%.  Both effective tax rates reflect decreases in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.13 and $0.15 per diluted share for the nine months ended September 30, 2013 and September 30, 2012, respectively.  Also, contributing to the higher effective tax rate was an increase in an Asia Pacific subsidiary’s effective tax rate from 15%, in 2012, to 25%, in 2013, which is further discussed below.

As of September 30, 2013, the Company’s cumulative liability for gross unrecognized tax benefits was $12,352.  At December 31, 2012, the Company’s cumulative liability for gross unrecognized tax benefits was $12,410.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statement of Income. The Company recognized $39 and $(294) for interest and $101 and $342 for penalties on its Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2013, respectively, and recognized $57 and $6 for interest and $70 and $264 for penalties on its Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, the Company had accrued $2,036 for cumulative interest and $2,015 for cumulative penalties compared to $2,288 for cumulative interest and $1,630 for cumulative penalties at December 31, 2012.

During the three months ended September 30, 2013, the Company recognized a decrease in its cumulative liability for gross unrecognized tax benefits of approximately $472 due to the expiration of the applicable statutes of limitations for certain tax years. During the three months ended September 30, 2012, the Company recognized a decrease in its cumulative liability for gross unrecognized tax benefits of approximately $426 due to the expiration of the applicable statutes of limitations for certain tax years.

During the nine months ended September 30, 2013, the Company recognized a $2,167 decrease in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.  During the nine months ended September 30, 2012, the Company recognized a $1,498 decrease in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.

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

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include the Netherlands and the United Kingdom from 2007, Brazil from 2008, Spain from 2009, the United States, China and Italy from 2010, and various domestic state tax jurisdictions from 1993.

In the first quarter of 2013, the Internal Revenue Service (“IRS”) initiated a limited scope audit of the Company’s 2010 Federal Income Tax Return.  By letter dated March 25, 2013, the IRS notified the Company that it had completed the review of the Company’s 2010 Federal Income Tax Return without any changes to the reported tax.

During the second quarter of 2012, the Italian tax authorities initiated a transfer pricing audit of the Company’s Italian subsidiary.  On July 7, 2012, the Company received a preliminary tax report related to this transfer pricing audit, which proposed several adjustments to the taxable income of the subsidiary.  During the fourth quarter of 2012, the Company’s Italian subsidiary received an assessment for the tax year 2007, which the Company appealed during the first quarter of 2013.  On June 24, 2013, a hearing was held before the Provincial Tax Court of Varese, Italy.  On September 16, 2013, the Provincial Tax Court of Varese delivered a decision confirming the Italian tax authorities’ proposed adjustment to the taxable income of the subsidiary, but denying the proposed assessment of penalties.  The Company will appeal the decision of the Provincial Tax Court to the Regional Tax Court.  The Company and outside counsel believe the Company should prevail on the merits of its case.  The Company does not believe it has any exposures warranting an uncertain tax position reserve as of September 30, 2013.

In March of 2013, certain tax authorities in Asia Pacific announced they would review the original applications of all companies that received a certain concessionary tax rate.  If the tax authorities had found issues with the application, they could disallow the benefits of such tax rate retroactively.  The Company currently understands that a retroactive disallowance of this concessionary tax rate would affect only 2012.  Currently, no appointment with the tax auditor has been scheduled.  The Company does not believe that its past status is at risk and, as a result, no uncertain tax position has been recorded.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

In June 2013, a subsidiary in the Company’s Asia Pacific region applied for recertification of a prior concessionary tax rate with its respective tax authorities, which would renew the subsidiary’s tax rate at 15% compared to its statutory tax rate of 25%.  In September 2013, the Company’s subsidiary was listed as one of the companies which received approval for the tax rate by its government’s respective administrating agency for tax years 2013, 2014, and 2015.  This publication marks the commencement of a 15 business day period of public notice and comment, which ended during October 2013.  The Company recorded tax expense at the current statutory rate of 25% through the third quarter of 2013, as the Company’s recertification of its concessionary tax rate remained contingent on receiving no adverse public comment during the comment period.  If the Company had recognized the renewal of this tax rate in the third quarter of 2013, then the reduced effective tax rate would have yielded an estimated $0.08 per diluted share of additional earnings in the quarter.  As of the filing of this Report on Form 10-Q, the period for comment has expired and the Company has not received a public notice or comment challenging the approval status.  Assuming there are no other significant developments related to this event, the Company will recognize the change to its effective tax rate in its financial statements in the fourth quarter of 2013.

Note 7 – Earnings Per Share

The following table summarizes earnings per share calculations for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$12,551	$10,925	$42,253	$34,398
Less: income allocated to participating securities	(109)	(103)	(358)	(402)
Net income available to common shareholders	$12,442	$10,822	$41,895	$33,996
Basic weighted average common shares outstanding	13,062,417	12,937,417	13,034,289	12,840,029
Basic earnings per common share	$0.95	$0.84	$3.21	$2.65

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$12,551	$10,925	$42,253	$34,398
Less: income allocated to participating securities	(109)	(102)	(357)	(401)
Net income available to common shareholders	$12,442	$10,823	$41,896	$33,997
Basic weighted average common shares outstanding	13,062,417	12,937,417	13,034,289	12,840,029
Effect of dilutive securities and employee stock options	22,488	33,892	25,909	70,265
Diluted weighted average common shares outstanding	13,084,905	12,971,309	13,060,198	12,910,294
Diluted earnings per common share	$0.95	$0.83	$3.21	$2.63

The following number of stock options are not included in diluted earnings per share since the effect would have been anti-dilutive: 2,858 and 4,537 for the three months ended September 30, 2013 and September 30, 2012, respectively, and 4,118 and 6,386 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Note 8 – Goodwill and Other Intangible Assets

In the third quarter of 2013, certain internal shifts in the Company’s management and changes to the structure of internally reported information occurred.  The Company currently believes its structure, its resource allocation and its performance assessment are now more closely aligned with its four geographical regions: North America, EMEA, Asia Pacific and South America.  See Note 3 of Notes to Condensed Consolidated Financial Statements for further information.  Similarly, the Company reassessed and changed its reporting units for goodwill testing purposes during the third quarter of 2013 to adhere to its geographical orientation.  Based on its revised reporting units, the Company completed its annual impairment test as of the end of the third quarter of 2013 and no impairment charge was warranted.  The estimated fair value of each of the Company’s reporting units substantially exceeded its carrying value, with none of the Company’s reporting units at risk for failing step one of the goodwill impairment test.  In addition, the Company has recorded no impairment charges in the past.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The changes in carrying amount of goodwill for the nine months ended September 30, 2013 are as follows:

	North			South
	America	EMEA	Asia Pacific	America	Total
Balance as of December 31, 2012	$28,535	$11,411	$15,323	$3,900	$59,169
Goodwill additions	277	—	—	—	277
Currency translation adjustments	(541)	(147)	(197)	(50)	(935)
Balance as of September 30, 2013	$28,271	$11,264	$15,126	$3,850	$58,511

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2013 and December 31, 2012 are as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2013	2012	2013	2012
Definite-lived intangible assets
Customer lists and rights to sell	$33,543	$32,356	$9,733	$8,192
Trademarks and patents	6,785	6,760	3,029	2,548
Formulations and product technology	5,808	5,278	3,655	3,423
Other	5,541	5,467	4,332	3,989
Total	$51,677	$49,861	$20,749	$18,152

The Company recorded $2,621 and $2,283 of amortization expense in the nine months ended September 30, 2013 and September 30, 2012, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2013	$3,445
For the year ended December 31, 2014	$3,253
For the year ended December 31, 2015	$3,253
For the year ended December 31, 2016	$2,774
For the year ended December 31, 2017	$2,110
For the year ended December 31, 2018	$2,087

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at September 30, 2013.

Note 9 – Debt

As discussed in the Current Report on Form 8-K filed on June 17, 2013, the Company entered into a revised syndicated multicurrency credit facility on June 14, 2013, which amended and replaced the Company’s previous credit facility with Bank of America, N.A. and certain other major financial institutions.  The revised facility increased the maximum principal amount available for revolving credit borrowings under this facility from $175,000 to $300,000, which can be increased to $400,000 at the Company’s option if the lenders agree and the Company satisfies certain conditions.  This facility matures in June 2018.  In addition, the revised facility amended certain financial, acquisition and other covenants, but the consolidated leverage ratio calculation, for which access to credit under the former facility largely depended upon, remains relatively consistent and cannot exceed 3.50 to 1.  At September 30, 2013 and December 31, 2012, the consolidated leverage ratio was below 1.0 to 1 and the Company was also in compliance with all of the current and former facilities' other covenants, respectively.  At September 30, 2013, the Company had no amounts outstanding under this revised facility. At December 31, 2012, the Company had approximately $12,200 outstanding under its former facility.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 10 – Equity and Noncontrolling Interest

The following table presents the changes in equity and noncontrolling interest for the three and nine months ended September 30, 2013 and September 30, 2012:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at June 30, 2013	$13,168	$97,085	$238,580	$(45,252)	$8,776	$312,357
Net income	—	—	12,551	—	754	13,305
Amounts reported in other comprehensive income	—	—	—	2,014	(255)	1,759
Dividends ($0.25 per share)	—	—	(3,298)	—	—	(3,298)
Dvidends paid to noncontrolling shareholders	—	—	—	—	(30)	(30)
Share issuance and equity-based compensation plans	19	368	—	—	—	387
Excess tax benefit from stock option exercises	—	363	—	—	—	363
Balance at September 30, 2013	$13,187	$97,816	$247,833	$(43,238)	$9,245	$324,843

Balance at June 30, 2012	$13,011	$92,199	$197,881	$(30,536)	$8,190	$280,745
Net income	—	—	10,925	—	698	11,623
Amounts reported in other comprehensive income	—	—	—	2,311	228	2,539
Dividends ($0.245 per share)	—	—	(3,214)	—	—	(3,214)
Share issuance and equity-based compensation plans	71	902	—	—	—	973
Excess tax benefit from stock option exercises	—	744	—	—	—	744
Balance at September 30, 2012	$13,082	$93,845	$205,592	$(28,225)	$9,116	$293,410

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at December 31, 2012	$13,095	$94,470	$215,390	$(41,855)	$8,576	$289,676
Net income	—	—	42,253	—	1,918	44,171
Amounts reported in other comprehensive loss	—	—	—	(1,383)	(1,219)	(2,602)
Dividends ($0.745 per share)	—	—	(9,810)	—	—	(9,810)
Dividends paid to noncontrolling interests	—	—	—	—	(30)	(30)
Share issuance and equity-based compensation plans	92	2,531	—	—	—	2,623
Excess tax benefit from stock option exercises	—	815	—	—	—	815
Balance at September 30, 2013	$13,187	$97,816	$247,833	$(43,238)	$9,245	$324,843

Balance at December 31, 2011	$12,912	$89,725	$180,710	$(28,967)	$6,977	$261,357
Net income	—	—	34,398	—	2,075	36,473
Amounts reported in other comprehensive income	—	—	—	742	94	836
Dividends ($0.73 per share)	—	—	(9,516)	—	—	(9,516)
Dividends paid to noncontrolling interests	—	—	—	—	(30)	(30)
Share issuance and equity-based compensation plans	170	1,956	—	—	—	2,126
Excess tax benefit from stock option exercises	—	2,164	—	—	—	2,164
Balance at September 30, 2012	$13,082	$93,845	$205,592	$(28,225)	$9,116	$293,410

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables show the reclassifications from and resulting balances of accumulated other comprehensive loss for the three and nine months ended September 30, 2013 and September 30, 2012:

				Unrealized
	Currency	Defined	Change in	gain (loss) in
	translation	benefit	fair value of	available-for-
	adjustments	pension plans	derivatives	sale securities	Total
Balance at June 30, 2013	$(1,646)	$(45,046)	$—	$1,440	$(45,252)
Other comprehensive income (loss) before reclassifications	2,527	(1,016)	—	494	2,005
Amounts reclassified from accumulated other comprehensive loss	—	1,019	—	(998)	21
Current period other comprehensive income (loss)	2,527	3	—	(504)	2,026
Related tax amounts	—	(183)	—	171	(12)
Net current period other comprehensive income (loss)	2,527	(180)	—	(333)	2,014

Balance at September 30, 2013	$881	$(45,226)	$—	$1,107	$(43,238)

Balance at June 30, 2012	$1,182	$(33,206)	$(73)	$1,561	$(30,536)
Other comprehensive income (loss) before reclassifications	1,604	(312)	38	774	2,104
Amounts reclassified from accumulated other comprehensive loss	—	746	74	(122)	698
Current period other comprehensive income	1,604	434	112	652	2,802
Related tax amounts	—	(230)	(39)	(222)	(491)
Net current period other comprehensive income	1,604	204	73	430	2,311

Balance at September 30, 2012	$2,786	$(33,002)	$—	$1,991	$(28,225)

				Unrealized
	Currency	Defined	Change in	gain (loss) in
	translation	benefit	fair value of	available-for-
	adjustments	pension plans	derivatives	sale securities	Total
Balance at December 31, 2012	$3,336	$(46,914)	$—	$1,723	$(41,855)
Other comprehensive (loss) income before reclassifications	(2,455)	(468)	—	1,353	(1,570)
Amounts reclassified from accumulated other comprehensive loss	—	3,140	—	(2,286)	854
Current period other comprehensive (loss) income	(2,455)	2,672	—	(933)	(716)
Related tax amounts	—	(984)	—	317	(667)
Net current period other comprehensive (loss) income	(2,455)	1,688	—	(616)	(1,383)

Balance at September 30, 2013	$881	$(45,226)	$—	$1,107	$(43,238)

Balance at December 31, 2011	$4,709	$(34,260)	$(272)	$856	$(28,967)
Other comprehensive (loss) income before reclassifications	(1,923)	(204)	26	2,363	262
Amounts reclassified from accumulated other comprehensive loss	—	2,243	392	(644)	1,991
Current period other comprehensive (loss) income	(1,923)	2,039	418	1,719	2,253
Related tax amounts	—	(781)	(146)	(584)	(1,511)
Net current period other comprehensive (loss) income	(1,923)	1,258	272	1,135	742

Balance at September 30, 2012	$2,786	$(33,002)	$—	$1,991	$(28,225)

Approximately 27% and 73% of the amounts reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income for defined benefit retirement plans during the three and nine months ended September 30, 2013 and September 30, 2012 were recorded in cost of goods sold and SG&A, respectively.  See Note 5 of Notes to Condensed Consolidated Financial Statements for further information.  All reclassifications are recorded in interest expense for changes in fair value of derivatives and, also, reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the Company’s equity interest in a captive insurance company and, therefore, are recorded in equity in net income of associated companies.  The amounts reported in other comprehensive income for the Company’s non-controlling interests are related to currency translation adjustments.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 11 – Business Acquisitions

In May 2013, the Company acquired a business that primarily related to tin plating for its North America reportable operating segment for net consideration of approximately $1,831.  The Company allocated $830 of intangible assets, comprised of formulations, to be amortized over 10 years; a non-competition agreement, to be amortized over 4 years; and a customer list, to be amortized over 10 years.  In addition, the Company recorded $277 of goodwill, all of which will be tax deductible.  The remaining purchase price was allocated between the acquisition date fair value of inventory purchased of $454 and fixed assets purchased of $270.

In January 2013, the Company acquired a chemical milling maskants distribution network for net consideration of approximately $647, which was assigned to the North American reportable operating segment.  The Company also assumed an additional $100 hold-back of consideration liability to be paid to the former owners at one year from the acquisition date.  The acquired intangible was included with the Company’s customer lists and rights to sell intangible assets and will be amortized over 5 years.

In July 2012, the Company acquired NP Coil Dexter Industries, S.r.l. for approximately $2,748, including short-term debt and long-term debt of approximately $1,186 and $854, respectively.  NP Coil Dexter is a manufacturer and supplier of metal surface treatment products.  The Company allocated $3,825 of intangible assets, comprised of trademarks and formulations, to be amortized over 10 years; two customer lists to be amortized over 8 and 4 years, respectively; and a non-competition agreement to be amortized over 5 years.  In addition, the Company recorded $1,786 of goodwill, none of which will be tax deductible and was assigned to the European reportable operating segment.  At June 30, 2013, the valuation of the assets acquired and the liabilities assumed at the acquisition date was finalized.  Liabilities assumed include a hold-back of consideration to be paid to the former shareholders at eighteen months from the acquisition date.   During the fourth quarter of 2012, the Company recorded an increase to other income of approximately $1,033 on its Consolidated Statement of Income related to a change in the fair value of this hold-back of consideration liability.

The following table shows the allocation of the purchase price of the assets and liabilities:

NP Coil Dexter
2012 Acquisition	Industries S.r.l.
Current assets	$5,536
Fixed assets	1,211
Intangibles	3,825
Goodwill	1,786
Other long-term assets	783
Total assets purchased	13,141
Short-term debt	(1,186)
Other current liabilties	(6,168)
Long-term debt	(854)
Other long-term liabilities	(1,258)
Present value of hold-back	(927)
Total liabilities assumed	(10,393)
Cash paid for an acquisition	$2,748

Included in the 2012 acquisition of NP Coil Dexter Industries, S.r.l. was approximately $113 of cash acquired.

Certain pro forma and other disclosures have not been provided for these acquisitions because the effects were not material.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 12 – Fair Value Measurements

The Company values its company-owned life insurance policies, various deferred compensation assets and liabilities, acquisition-related consideration and an obligation related to a non-competition agreement at fair value.  The Company’s assets and liabilities subject to fair value measurement are as follows (in thousands):

		Fair Value Measurements at September 30, 2013
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	September 30, 2013	Level 1	Level 2	Level 3
Company-owned life insurance	$1,795	$—	$1,795	$—
Company-owned life insurance - Deferred compensation assets	396	—	396	—
Other deferred compensation assets
Large capitalization registered investment companies	67	67	—	—
Mid capitalization registered investment companies	6	6	—	—
Small capitalization registered investment companies	12	12	—	—
International developed and emerging markets registered investment
companies	37	37	—	—
Fixed income registered investment companies	8	8	—	—

Total	$2,321	$130	$2,191	$—

		Fair Value Measurements at September 30, 2013
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	September 30, 2013	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$369	$369	$—	$—
Mid capitalization registered investment companies	102	102	—	—
Small capitalization registered investment companies	87	87	—	—
International developed and emerging markets registered investment
companies	193	193	—	—
Fixed income registered investment companies	44	44	—	—
Fixed general account	165	—	165	—
Acquisition-related consideration	5,921	—	—	5,921

Total	$6,881	$795	$165	$5,921

		Fair Value Measurements at December 31, 2012
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	December 31, 2012	Level 1	Level 2	Level 3
Company-owned life insurance	$1,653	$—	$1,653	$—
Company-owned life insurance - Deferred compensation assets	437	—	437	—
Other deferred compensation assets
Large capitalization registered investment companies	62	62	—	—
Mid capitalization registered investment companies	6	6	—	—
Small capitalization registered investment companies	9	9	—	—
International developed and emerging markets registered investment
companies	37	37	—	—
Fixed income registered investment companies	8	8	—	—

Total	$2,212	$122	$2,090	$—

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

Changes in the fair value of the Level 3 liabilities during the nine months ended September 30, 2013 were as follows:

		Non-competition
	Summit	Agreement
	Earnout	Obligation	Total
Balance at December 31, 2012	$4,497	$404	$4,901
Interest accretion	512	21	533
Change in fair value estimate	675	—	675
Payments	—	(188)	(188)
Balance at September 30, 2013	$5,684	$237	$5,921

During the first quarter of 2013, the Summit earnout liability became current and was reclassified from other non-current liabilities to other current liabilities on the Company’s Condensed Consolidated Balance Sheet, as the Company expects to settle the obligation within the next year.

Quantitative information about the Company’s Level 3 fair value measurements at September 30, 2013 were as follows:

	Fair value at September 30, 2013	Valuation technique	Unobservable input	Input value
Summit earnout	5,684	Discounted cash flow	Discount rate	14.5%
Non-competition agreement obligation	237	Discounted cash flow	Discount rate	14.0%

The fair value of the Summit earnout is based on the weighted average probability of the outcome of different payout scenarios.  As of September 30, 2013, the probabilities applied to the payout scenarios ranged from 15% to 70%, depending on the Company’s estimate of the likelihood of each payout scenario.  During the second quarter of 2013, the Company updated the fair value of the Summit earnout, which resulted in other expense and an increase to the liability of approximately $675.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 13 – Hedging Activities

The Company utilized interest rate swaps to mitigate the impact of changes in interest rates by converting a portion of the Company’s variable interest rate debt to fixed interest rate debt.  These interest rate swaps had a combined notional amount of $15,000 during 2012 until their maturity, which occurred during the third quarter of 2012.  The Company had no derivatives designated as cash flow hedges as of December 31, 2012 and did not utilize any during the nine months ended September 30, 2013.

Information about the Company’s interest rate derivatives is as follows:

Cash Flow Hedges
Interest Rate Swaps

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
Amount of Gain Recognized in Accumulated OCI on Derivative
(Effective Portion)		$—	$73	$—	$272

Amount and Location of Gain Reclassified from Accumulated OCI into
Income (Effective Portion)	Interest Expense	$—	$(74)	$—	$(392)

Amount and Location of Gain Recognized in Income on Derivative
(Ineffective Portion and Amount Excluded from Effectiveness Testing)	Other Income	$—	$—	$—	$—

Note 14 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board (“SACRWQB”), ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000.  In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. On September 11, 2012, ACP received a letter from the SACRWQB advising that no further action is required to remediate the soil contamination on site.  As of September 30, 2013, the Company believes that the range of potential-known liabilities associated with the ACP water remediation program is approximately $475 to $850, for which the Company has sufficient reserves.

The low and high ends of the range are based on the length of operation of the two extraction wells as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction wells, groundwater monitoring and program management. The duration of the well operation was estimated based on historical trends in concentrations in the monitoring wells within the proximity of the applicable extraction wells. Also factored into the model was the impact of water injected into the underground aquifer from a planned water treatment system to be installed by OCWD adjacent to P-2. Based on the modeling, it is estimated that P-2 will operate for another one to two and one-quarter years. The Company is in the process of closing P-3.  Operation and maintenance costs were based on historical expenditures and estimated inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $205 and $230 was accrued at September 30, 2013 and December 31, 2012, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received.  To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $3,300 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary. In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and early 2007 for $15,000 and $20,000, respectively.  The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. The agreement continues until terminated and can only be terminated by either party by providing the other party with a minimum of two years prior written notice.  As of September 30, 2013, no notice of termination has been given under this agreement.  At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

Since its inception, the subsidiary had been consistent in its VAT collection and remittance practices and had never been contacted by any tax authority relative to VAT. The subsidiary later determined that for certain products, a portion of the VAT was incorrectly paid and that the total VAT due exceeds the amount originally collected and remitted by the subsidiary.  In 2010, three jurisdictions contacted the subsidiary and, since then, the subsidiary has either participated in an amnesty program or entered into a settlement whereby it paid a reduced portion of the amounts owed in resolution of those jurisdictions’ claims.  The subsidiary has modified its VAT invoicing and payment procedures to eliminate or mitigate future exposure.

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

In 2010, the Company recorded a net charge of $4,132, which consisted of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that had

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

made inquiries.  At September 30, 2013 and December 31, 2012, the Company had no accrual for remaining payments to be made under tax dispute settlements entered into by the subsidiary, as the respective accruals noted above were paid.

The charges taken by the Company in 2010 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $12,500 with one jurisdiction representing approximately 83 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.  In the third quarter of 2013, a jurisdiction, which is not the jurisdiction representing approximately 83 percent of this additional exposure, approached the subsidiary and initiated an audit of such subsidiary's prior VAT invoicing practices.  The review is ongoing and the outcome is currently unknown.

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

The Company’s revenue increase of approximately 2% in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to volume increases.  Gross profit increased approximately $6.9 million, or approximately 12%, from the third quarter of 2012, with gross margin improving from 32.7% in the third quarter of 2012 to 35.9% in the third quarter of 2013, which reflects the return of the Company’s product margins to more acceptable levels.  Selling, general and administrative expenses (“SG&A”) increased approximately $3.9 million compared to the third quarter of 2012, primarily due to higher selling related costs on improved Company performance and higher labor related costs on general year over year merit increases.

During the first nine months of 2013, the Company incurred costs to streamline certain operations in the Company’s Europe, Middle East and Africa (“EMEA”) and South America regions, which resulted in SG&A expense of approximately $1.1 million, or $0.06 per diluted share, and other expense of approximately $0.2 million, or $0.01 per diluted share.

The Company’s net operating cash flow for the third quarter of 2013 was $24.5 million, which increased its year-to-date 2013 net operating cash flow to $51.9 million as compared to $41.8 million for the first nine months of 2012.  The improvement in the Company’s net operating cash flow during the first nine months of 2013 was primarily driven by increased net income and better working capital management.

The net result was an increase in earnings per diluted share from $0.83 for the third quarter of 2012 to $0.95 for the third quarter of 2013, with non-GAAP earnings per diluted share increasing from $0.80 for the third quarter of 2012 to $0.91 for the third quarter of 2013.   See the Non-GAAP Measures section in this Item below.   Overall, the Company performed well in the third quarter of 2013, with another quarter of strong earnings and cash flow generation. Also, results for the third quarter of 2013 were impacted by the timing of the recertification of a prior concessionary tax rate in the Company’s Asia Pacific region, which, had it been received in the third quarter, would have resulted in an estimated $0.08 per diluted share of additional earnings in the quarter from decreased tax expense.  See the Recent Developments section in this Item below.  As it relates to the first nine months of 2013, the Company’s results have been positively impacted by the Company’s market share gains and recent acquisitions, which have contributed to its increased volumes and revenues.  The Company is further encouraged by its solid performance in the first nine months of 2013 given the weak economic conditions that numerous parts of the world have been experiencing.   Looking forward to the fourth quarter of 2013, the Company expects to continue to produce good operating results, subject to the typical negative seasonality around the holidays.   Further, the Company’s expectations have not changed for its full year results and it still expects 2013 to be another strong year for Quaker.   In addition, the Company’s strong liquidity and balance sheet position continue to provide opportunities for the Company to pursue strategic growth opportunities, including acquisitions.

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

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $53.9 million at September 30, 2013 from $32.5 million at December 31, 2012.  The $21.4 million increase was the result of $51.9 million provided by operating activities, partially offset by $8.7 million used in investing activities, $21.7 million used in financing activities and a $0.1 million decrease from the effect of exchange rates on cash.

Net cash flows provided by operating activities were $51.9 million in the first nine months of 2013 compared to $41.8 million provided by operating activities in the first nine months of 2012.  The $10.1 million increase in operating cash flow was primarily driven by the Company’s increased net income, improved working capital management and the Company’s first dividend distribution from its captive insurance equity affiliate of $2.0 million, partially offset by fees related to the Company’s revised credit facility, discussed below.

Net cash flows used in investing activities were $8.7 million in the first nine months of 2013 compared to $10.1 million used in the first nine months of 2012.  The $1.4 million decrease in cash used in investing activities was primarily the result of lower investments in property, plant and equipment, as there were higher payments related to the Company’s information technology infrastructure in the first nine months of 2012, partially offset by increased investments in the Company’s Asia Pacific facilities in the first nine months of 2013.  Also, there were slightly lower payments related to acquisitions and lower cash inflow from a change in the Company’s restricted cash, which was due to the timing of claims and payments associated with a subsidiary’s asbestos litigation.

 Net cash flows used in financing activities were $21.7 million in the first nine months of 2013 compared to $17.8 million used in the first nine months of 2012.  In both the first nine months of 2013 and the first nine months of 2012, the Company was able to leverage strong operating cash flow to fund its investing and financing activities, and, also, repay portions of its revolving credit line.  However, the Company’s increased net operating cash flow in the first nine months of 2013 provided it the ability to repay approximately $3.7 million more on its revolving credit line compared to the amount repaid in the first nine months of 2012.  Also, higher dividend payments and stock option activity affected the financing cash flow comparisons.

As discussed in the Current Report on Form 8-K filed on June 17, 2013, the Company entered into a revised syndicated multicurrency credit facility on June 14, 2013, which amended and replaced the Company’s previous credit facility with Bank of America, N.A. and certain other major financial institutions.  The revised facility increased the maximum principal amount available for revolving credit borrowings under this facility from $175.0 million to $300.0 million, which can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  This facility matures in June 2018.  In addition, the revised facility amended certain financial, acquisition and other covenants, but the consolidated leverage ratio calculation, for which access to credit under the former facility largely depended upon, remains relatively consistent and cannot exceed 3.50 to 1.  At September 30, 2013 and December 31, 2012, the consolidated leverage ratio was below 1.0 to 1 and the Company was also in compliance with all of the current and former facilities' other covenants, respectively.  At September 30, 2013, the Company had no outstanding borrowings under this revised facility.  At December 31, 2012, the Company had approximately $12.2 million outstanding under its former facility.

During 2002 and 2003, the Company’s Netherlands and Italian subsidiaries paid excise taxes on mineral oil sales in Italy in the total amount of approximately $2.0 million.  Alleging that the mineral oil excise tax was contrary to European Union directives, the subsidiaries filed with the Customs’ Authority of Milan (“Customs Office” or “Office”) requests to obtain a refund of the above-mentioned amount.  The parties appealed rulings to various levels of tax courts up through the Supreme Court of Italy.  In March 2012, the Supreme Court rejected the appeal of the Customs Office, ruling in favor of the subsidiaries and granting a refund for the amounts requested.  After filing an enforcement action, the Company ultimately collected the $2.0 million, along with approximately $0.5 million of interest, in the second quarter of 2013.  This amount was recorded as other income on the Company’s Condensed Consolidated Statement of Income for the first nine months of 2013.

At September 30, 2013, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $16.4 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $10.9 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

Critical Accounting Policies

The Company’s critical accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2012 remain materially consistent.  However, in the third quarter of 2013, certain internal shifts in the Company’s management and changes to the structure of internally reported information occurred.  The Company currently believes its structure, its resource allocation and its performance assessment are now more closely aligned with its four geographical regions: the North America region, the EMEA region, the Asia Pacific region and the South America region.  Therefore, the Company changed its reportable operating segments from ones categorized by product nature to ones organized by geography.  See Note 3 of Notes to Condensed Consolidated Financial Statements for further information.  Similarly, the Company reassessed and changed its reporting units for goodwill testing purposes during the third quarter of 2013 to adhere to its geographical orientation.  Based on such change, the following is an update to the Company’s related critical accounting policy:

Goodwill and other intangible assets— The Company records goodwill and intangible assets at fair value as of the acquisition date and amortizes definite-lived intangible assets on a straight-line basis over the useful lives of the intangible assets based on third-party valuations of the assets.  Goodwill and intangible assets, which have indefinite lives, are not amortized and are required to be assessed at least annually for impairment. The Company compares the assets’ fair value to their carrying value, primarily based on future discounted cash flows, in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, but the actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions.  The Company’s assumptions of weighted average cost of capital (“WACC”) and estimated future net operating profit after tax (“NOPAT”) continue to be particularly important in estimating future cash flows.  During the third quarter of 2013, the Company revised its calculation for its step one impairment model to include an estimate of future growth and cash flows in perpetuity, among other, less significant, changes.

Based on its revised reporting units, the Company completed its annual impairment test as of the end of the third quarter of 2013 and no impairment charge was warranted.  Furthermore, the estimated fair value of each of the Company’s reporting units substantially exceeded its carrying value, with none of the Company’s reporting units at risk for failing step one of the goodwill impairment test.  The Company currently uses a WACC of 12% and, at September 30, 2013, this assumption would have had to increase by more than 73.2 percentage points before any of the Company’s reporting units would fail step one of the impairment analysis.  Further, at September 30, 2013, the Company’s estimate of NOPAT would have had to decrease by more than 70.3% before any of the Company’s reporting units would be considered potentially impaired.

Recent Developments

In June 2013, a subsidiary in the Company’s Asia Pacific region applied for recertification of a prior concessionary tax rate with its respective tax authorities, which would renew the subsidiary’s tax rate at 15% compared to its statutory tax rate of 25%.  In September 2013, the Company’s subsidiary was listed as one of the companies which received approval for the tax rate by its government’s respective administrating agency for tax years 2013, 2014, and 2015.  This publication marks the commencement of a 15 business day period of public notice and comment, which ended during October 2013.  The Company recorded tax expense at the current statutory rate of 25% through the third quarter of 2013, as the Company’s recertification of its concessionary tax rate remained contingent on receiving no adverse public comment during the comment period.  If the Company had recognized the renewal of this tax rate in the third quarter of 2013, then the reduced effective tax rate would have yielded an estimated $0.08 per diluted share of additional earnings in the quarter.  As of the filing of this Report on Form 10-Q, the period for comment has expired and the Company has not received a public notice or comment challenging the approval status.  Assuming there are no other significant developments related to this event, the Company will recognize the change to its effective tax rate in its financial statements in the fourth quarter of 2013.

Non-GAAP Measures

Included in this Form 10-Q filing is a non-GAAP financial measure of non-GAAP earnings per diluted share.  The Company believes this non-GAAP financial measure provides meaningful supplemental information as it enhances a reader’s understanding of the financial performance of the Company, is more indicative of future operating performance of the Company, and facilitates a better comparison among fiscal periods, as the non-GAAP financial measure excludes items that are not considered core to the Company’s operations.  Non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is a reconciliation between the non-GAAP (unaudited) financial measure of non-GAAP earnings per diluted share to its most directly comparable GAAP (unaudited) financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
GAAP earnings per diluted share attributable to Quaker Chemical Corporation
Common Shareholders	$0.95	$0.83	$3.21	$2.63
CFO transition costs per diluted share	—	—	—	0.03
Customer bankruptcy costs per diluted share	—	—	—	0.06
Mineral oil excise tax refund per diluted share	—	—	(0.14)	—
Change in fair value of an acquisition-related earnout liability per diluted share	—	—	0.03	—
Cost streamlining initiatives per diluted share	0.05	—	0.07	—
Devaluation of the Venezuelan Bolivar Fuerte per diluted share	—	—	0.03	—
Equity income in a captive insurance company per diluted share	(0.09)	(0.03)	(0.33)	(0.11)

Non-GAAP earnings per diluted share	$0.91	$0.80	$2.87	$2.61

Out of Period Adjustment

As previously disclosed in the Company’s 2012 Annual Report on Form 10-K, the Company had reassessed its ability to significantly influence the operating and financial policies of its captive insurance equity affiliate, Primex.  Based on its ownership percentage and other factors, the Company determined that, during 2012, the Company obtained the ability to significantly influence Primex and, as a result, changed its method of accounting from the cost to equity method.   During the first quarter of 2013, the Company identified errors in Primex’s estimated 2012 financial statements, which primarily related to a reinsurance contract held by Primex.  The identified errors resulted in a cumulative $1.0 million understatement of the Company’s equity in net income from associated companies for the year ended December 31, 2012.  The Company corrected the errors related to Primex in the first quarter of 2013, which had the net effect of increasing equity in net income from associated companies by $1.0 million for the three months ended March 31, 2013 and the nine months ended September 30, 2013.  The Company does not believe this adjustment is material to the consolidated financial statements for the year ended December 31, 2012 or to the Company’s projected results for the current year and, therefore, has not restated any prior period amounts.  As the Company’s assessment was based on projected full year 2013 results, the Company will update its assessment at year-end based upon actual 2013 results.  See Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Part I.

Consolidated Operations Review

Comparison of the Third Quarter of 2013 with the Third Quarter of 2012

Net sales for the third quarter of 2013 were $184.1 million, an increase of approximately 2% from net sales of $180.9 million in the third quarter of 2012.  Product volumes, including acquisitions, increased revenues by approximately 2%, which were partially offset by a decrease due to foreign exchange rate translation of less than 1%.  The change in net sales attributable to price and product mix in the third quarter of 2013 was consistent with the third quarter of 2012.

Gross profit increased approximately $6.9 million, or approximately 12%, from the third quarter of 2012.  The increase in gross profit was primarily driven by an improvement in gross margin to 35.9% from 32.7% in the third quarter of 2012.  The increase in gross margin reflects the return of the Company’s product margins to more acceptable levels.

SG&A increased $3.9 million, or approximately 9%, from the third quarter of 2012, which was primarily driven by higher selling related costs on improved Company performance and higher labor related costs on general year over year merit increases.  In addition, non-operating related SG&A expenses increased due to certain uncommon costs.  For instance, the third quarter of 2013 SG&A includes approximately $0.7 million, or $0.04 per diluted share, of costs related to streamlining certain operations in the Company’s EMEA region.  Partially offsetting these increases to SG&A were decreases due to foreign exchange rate translation.

Other expense for the third quarter of 2013 was $0.7 million, which was primarily driven by foreign exchange transaction losses of approximately $0.6 million and a charge of approximately $0.2 million, or $0.01 per diluted share, related to the cost streamlining initiative, noted above, net of earnings from third party license fees.  Comparatively, other income for the third quarter of 2012 was $0.3 million, which was primarily caused by third party license fees, net of foreign exchange transaction losses of $0.2 million.

The decrease in interest expense was primarily due to lower average borrowings and lower interest rates experienced in the third quarter of 2013 as compared to the third quarter of 2012.

The Company’s effective tax rates for the third quarter of 2013 and the third quarter of 2012 were 33.8% and 28.6%, respectively.  The primary contributor to the higher effective tax rate in the current quarter was an increase in Asia Pacific’s effective tax rate, which relates to the events described in the Recent Developments section above.

The increase in equity in net income of associated companies from the third quarter of 2012 was primarily due to higher earnings related to the Company’s equity interest in a captive insurance company.  Earnings from this affiliate were $1.2 million, or $0.09 per diluted share, in the third quarter of 2013 compared to $0.4 million, or $0.03 per diluted share, in the third quarter of 2012.

Comparison of the First Nine Months of 2013 with the First Nine Months of 2012

Net sales for the first nine months of 2013 were $545.1 million, an increase of approximately 2% from $535.4 million in the first nine months of 2012.  Product volumes, including acquisitions, increased revenues by approximately 2%, which were partially offset by a decrease due to foreign exchange rate translation of less than 1%.  The change in net sales attributable to price and product mix in the first nine months of 2013 was consistent with the first nine months of 2012.

Gross profit increased by approximately $16.4 million, or approximately 9%, from the first nine months of 2012.  The increase in gross profit was driven by an improvement in gross margin to 35.9% from 33.5% in the first nine months of 2012, reflective of the return of the Company’s product margins to more acceptable levels, as noted above.

SG&A increased approximately $9.9 million, or approximately 8%, from the first nine months of 2012, which was primarily driven by higher selling related costs on improved Company performance, higher labor related costs on general year over year merit increases and costs added with our recent acquisitions.  In addition, non-operating SG&A expenses increased due to certain uncommon costs.  For instance, the nine months of 2013 SG&A includes approximately $1.1 million, or $0.06 per diluted share, of costs related to streamlining certain operations in the Company’s EMEA and South America regions.  Partially offsetting these increases to SG&A were the prior year costs associated with the bankruptcies of certain U.S customers of $1.2 million, or $0.06 per diluted share, the prior year costs associated with the Company’s CFO transition of $0.6 million, or $0.03 per diluted share, and lower translation due to changes in foreign exchange rates.

Other income for the first nine months of 2013 was $2.0 million, which was primarily driven by a refund of $2.5 million, or $0.14 per diluted share, related to past excise taxes paid on certain mineral oil sales and, also, earnings from third party license fees.  Partially offsetting these contributors to other income were expenses related to an increase in the fair value of an acquisition earnout liability of $0.7 million, or $0.03 per diluted share, the cost streamlining initiative, noted above, and foreign exchange transaction losses of $0.8 million.  Comparatively, other income for the first nine months of 2012 was $0.5 million, which relates primarily to third party license fees, net of foreign exchange transaction losses of $0.8 million.

Interest expense was lower in the first nine months of 2013 compared to the first nine months of 2012 primarily due to lower interest rates and lower average borrowings.

The Company’s effective tax rates for the first nine months of 2013 and 2012 of 30.0% and 26.9%, respectively, reflect decreases in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.13 and $0.15 per diluted share, respectively.  Also, contributing to the higher effective tax rate was an increase in Asia Pacific’s effective tax rate, which relates to the events described in the Recent Developments section above.  The Company has experienced and expects to further experience volatility in its effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, among other factors.

Equity in net income of associated companies increased due to higher earnings related to the Company’s equity interest in a captive insurance company in the first nine months of 2013 compared to the first nine months of 2012.  Earnings attributable to this equity interest increased from approximately $1.4 million, or $0.11 per diluted share, for the first nine months of 2012 to approximately $4.4 million, or $0.33 per diluted share, for the first nine months of 2013, which includes a non-cash out-of-period adjustment of approximately $1.0 million recorded in 2013. See the Out of Period Adjustment section above.  Partially offsetting this increase in equity in net income of associated companies was a charge of approximately $0.4 million, or $0.03 per diluted share, related to the devaluation of the Venezuelan Bolivar Fuerte during 2013.

Reportable Operating Segment Review

The Company’s reportable operating segments evidence the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the Company assesses its performance.  In the third quarter of 2013, certain internal shifts in the Company’s management and changes to the structure of internally reported information occurred.  The Company currently believes its structure, its resource allocation and its performance assessment are now more closely aligned with its four geographical regions: North America, EMEA, Asia Pacific and South America.  Therefore, the Company changed its reportable operating segments from ones categorized by product nature to ones organized by geography.  All prior period information has been recast to reflect these four regions as the Company’s new reportable operating segments.  See Note 3 of Notes to Condensed Consolidated Financial Statements in Item I of this Report for further information.

The Company continues to offer its industrial process fluids, chemical specialties and technical expertise to a wide range of industries in a global product portfolio.  Overall, the Company experienced improved product margins in each of its four reportable operating segments in the third quarter of 2013 and the first nine months of 2013 compared to the prior year periods, as product margins have returned to more acceptable levels globally, within each regional segment.  The following is further analysis by reportable operating segment for each respective period.

Comparison of the Third Quarter of 2013 with the Third Quarter of 2012

North America

North America represented approximately 43% of the Company’s third quarter net sales, which increased approximately $0.9 million, or 1%, from the third quarter of 2012.   The increase in net sales from the third quarter of 2012 was caused by an increase of approximately 1% from acquisitions and approximately 1% from price and product mix, which were partially offset by a decrease of approximately 1% in base product volumes.   This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $1.6 million, or 11%, from the third quarter of 2012, which reflects the increased net sales and the increase in the reportable segment’s product margins, noted above.

EMEA

EMEA represented approximately 24% of the Company’s third quarter net sales, which increased approximately $1.1 million, or 2%, from the third quarter of 2012.  Product volumes and foreign currency translation increased net sales by approximately 3% and 5%, respectively, which were partially offset by a decrease from price and product mix of approximately 6%.  The foreign currency translation impact was primarily driven by the E.U. Euro to U.S Dollar exchange rate, which averaged 1.33 in the third quarter of 2013 compared to 1.25 during the third quarter of 2012.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $1.2 million, or 22%, from the third quarter of 2012, which reflects the increased net sales and the increase in the reportable segment’s product margins, noted above.

Asia Pacific

Asia Pacific represented approximately 24% of the Company’s third quarter net sales, which increased approximately $1.6 million, or 4%, from the third quarter of 2012.  Product volumes and price and product mix increased net sales by approximately 2% and 4%, respectively, which were partially offset by a decrease from foreign currency translation of approximately 2%.  The foreign currency translation impact was primarily driven by decreases in the Indian Rupee and Australian Dollar to U.S. Dollar exchange rates, which averaged 0.016 and 0.92 in the third quarter of 2013 compared to 0.018 and 1.04 in the third quarter of 2012, respectively.   This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $1.1 million, or 11%, from the third quarter of 2012, which reflects the increased net sales and the increase in the reportable segment’s product margins, noted above.

South America

South America represented approximately 9% of the Company’s third quarter net sales, which decreased approximately $0.4 million, or 2%, from the third quarter of 2012.  Product volumes and price and product mix increased net sales by approximately 9% and 3%, respectively, which were more than offset by a decrease from foreign currency translation of approximately 14%.  The foreign currency translation impact was primarily driven by the Brazilian Real to U.S. Dollar exchange rate, which averaged 0.44 in the third quarter of 2013 compared to 0.49 during the third quarter of 2012.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $2.0 million, or 345%, from the third quarter of 2012, which reflects the increase in the reportable segment’s product margins, noted above, and the favorable impact of cost streamlining initiatives implemented in the second quarter of 2013.

Comparison of the First Nine Months of 2013 with the First Nine Months of 2012

North America

North America represented approximately 42% of the Company’s net sales in the first nine months of 2013, which decreased approximately $5.0 million, or 2%, from the first nine months of 2012.  The decrease in net sales from the first nine months of 2012 was mainly caused by a decrease of approximately 3% in base product volumes, which was partially offset by an increase of 1% due to acquisitions.  The impact on net sales from price and product mix remained comparable to the first nine months of 2012.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $1.3 million, or 3%, from the first nine months of 2012, which reflects the increase in the reportable segment’s product margins, noted above.

EMEA

EMEA represented approximately 26% of the Company’s net sales in the first nine months of 2013, which increased approximately $9.0 million, or 7%, from the first nine months of 2012.  The increase in net sales from the first nine months of 2012 was mainly caused by increases of approximately 4% from acquisitions, approximately 4% from base product volumes and 2% from foreign currency translation, which were partially offset by a decrease from price and product mix of approximately 3%.  The foreign currency translation impact was primarily due to the E.U. Euro to U.S Dollar exchange rate, which averaged 1.32 in the first nine months of 2013 compared to 1.28 during the first nine months of 2012.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $2.7 million, or 14%, from the first nine months of 2012, which reflects the increased net sales and the increase in the reportable segment’s product margins, noted above.

Asia Pacific

Asia Pacific represented approximately 23% of the Company’s net sales in the first nine months of 2013, which increased approximately $7.2 million, or 6%, from the first nine months of 2012.  Product volumes and price and product mix increased net sales by approximately 5% and 2%, respectively, from the first nine months of 2012, which were partially offset by a decrease from foreign currency translation of approximately 1%.  The foreign currency translation was primarily due to decreases in the Indian Rupee and Australian Dollar to U.S. Dollar exchange rates, which averaged 0.017 and 0.98, respectively, in the first nine months of 2013 compared to 0.019 and 1.04, respectively, in the first nine months of 2012.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $4.2 million, or 15%, from the first nine months of 2012, which reflects the increased net sales and the increase in the reportable segment’s product margins, noted above.

South America

South America represented approximately 9% of the Company’s net sales in the first nine months of 2013, which decreased approximately $1.5 million, or 3%, from the first nine months of 2012.  Product volumes and price and product mix increased net sales by approximately 3% and 5%, respectively, from the first nine months of 2012, which were more than offset by a decrease from foreign currency translation of approximately 11%.  The foreign currency translation impact was primarily due to the Brazilian Real to U.S. Dollar exchange rate, which averaged 0.47 in the first nine months of 2013 compared to 0.52 during the first nine months of 2012.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $2.8 million, or 56%, from the first nine months of 2012, which reflects the increase in the reportable segment’s product margins, noted above, and the favorable impact of cost streamlining initiatives implemented in the second quarter of 2013.

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

Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended September 30, 2013.

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

			(c)	(d)
			Total Number of	Maximum
			Shares Purchased as	Number of Shares that
	(a)	(b)	Part of	May Yet
	Total Number	Average	Publicly Announced	Be Purchased Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased (1)	Per Share (2)	or Programs (3)	Programs (3)
July 1 - July 31	1,726	$62.98	—	252,600
August 1 - August 31	20,118	$71.05	—	252,600
September 1 - September 30	—	$—	—	252,600

Total	21,844	$70.41	—	252,600

(1)
All of the 21,844 shares acquired by the Company during the period covered by this report were shares previously owned by employees, that were acquired from such employees upon their surrender of such shares in payment of the exercise price of employee stock options exercised or for the payment of taxes upon the vesting of restricted stock.

(2)
The price per share represents the closing price of the Company’s common stock on the date of stock option exercise or the vesting date of restricted stock, as specified by the plan pursuant to which the stock option or restricted stock was granted.

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

Item 6.	Exhibits.

(a) Exhibits

10.1	–	Articles of Incorporation, as amended through July 31, 2013. Incorporated by reference to Exhibit 3.1 as filed by Registrant with Form 8-K filed on July 31, 2013.
31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	–	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350
32.2	–	Certification of Margaret M. Loebl Pursuant to 18 U.S. C. Section 1350
101.INS	–	XBRL Instance Document
101.SCH	–	XBRL Extension Schema Document
101.CAL	–	XBRL Calculation Linkbase Document
101.DEF	–	XBRL Definition Linkbase Document
101.LAB	–	XBRL Label Linkbase Document
101.PRE	–	XBRL Presentation Linkbase Document

*********

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Margaret M. Loebl
Date: October 29, 2013	Margaret M. Loebl, Vice President, Chief Financial Officer and Treasurer (Officer duly authorized on behalf of, and Principal Financial Officer of, the Registrant)