Form 10-Q
period 2014-03-31
QUAKER CHEMICAL CORP
filed 2014-04-29
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on March 31, 2014	13,226,717

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.                                Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Statement of Income
(Dollars in thousands, except per share amounts)

	Unaudited
	Three Months Ended March 31,
	2014	2013
Net sales	$181,674	$176,193
Cost of goods sold	116,560	113,585
Gross profit	65,114	62,608
Selling, general and administrative expenses	45,741	45,197
Operating income	19,373	17,411
Other (expense) income, net	(473)	346
Interest expense	(525)	(744)
Interest income	453	169
Income before taxes and equity in net income of associated companies	18,828	17,182
Taxes on income before equity in net income of associated companies	6,546	4,133
Income before equity in net income of associated companies	12,282	13,049
Equity in net income of associated companies	1,027	1,142
Net income	13,309	14,191
Less: Net income attributable to noncontrolling interest	579	572
Net income attributable to Quaker Chemical Corporation	$12,730	$13,619
Per share data:
Net income attributable to Quaker Chemical Corporation Common Shareholders – basic	$0.96	$1.04
Net income attributable to Quaker Chemical Corporation Common Shareholders – diluted	$0.96	$1.04
Dividends declared	$0.25	$0.245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Comprehensive Income
(Dollars in thousands)

	Unaudited
	Three Months Ended March 31,
	2014	2013
Net income	$13,309	$14,191

Other comprehensive income (loss), net of tax
Currency translation adjustments	1,274	(1,763)
Defined benefit retirement plans	546	1,306
Unrealized gain on available-for-sale securities	69	432
Other comprehensive income (loss)	1,889	(25)

Comprehensive income	15,198	14,166
Less: comprehensive income attributable to noncontrolling interest	(783)	(439)
Comprehensive income attributable to Quaker Chemical Corporation	$14,415	$13,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet
(Dollars in thousands, except par value and share amounts)

	Unaudited
	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$60,450	$68,492
Accounts receivable, net	178,945	165,629
Inventories
Raw materials and supplies	39,573	37,063
Work-in-process and finished goods	38,441	34,494
Prepaid expenses and other current assets	22,735	23,169
Total current assets	340,144	328,847
Property, plant and equipment, at cost	235,402	233,865
Less accumulated depreciation	(151,548)	(148,377)
Net property, plant and equipment	83,854	85,488
Goodwill	58,633	58,151
Other intangible assets, net	30,472	31,272
Investments in associated companies	20,494	19,397
Deferred income taxes	19,936	24,724
Other assets	36,174	36,267
Total assets	$589,707	$584,146

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,267	$1,395
Accounts and other payables	81,367	75,580
Accrued compensation	12,188	20,801
Other current liabilities	33,141	33,080
Total current liabilities	127,963	130,856
Long-term debt	17,215	17,321
Deferred income taxes	6,459	6,729
Other non-current liabilities	80,062	84,544
Total liabilities	231,699	239,450
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding
2014 – 13,226,717 shares; 2013 – 13,196,140 shares	13,227	13,196
Capital in excess of par value	100,429	99,038
Retained earnings	267,707	258,285
Accumulated other comprehensive loss	(33,015)	(34,700)
Total Quaker shareholders’ equity	348,348	335,819
Noncontrolling interest	9,660	8,877
Total equity	358,008	344,696
Total liabilities and equity	$589,707	$584,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows
(Dollars in thousands)

	Unaudited
	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income	$13,309	$14,191
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,075	3,056
Amortization	813	879
Equity in undistributed earnings of associated companies, net of dividends	(927)	921
Deferred compensation and other, net	2,944	(861)
Stock-based compensation	1,388	1,040
Gain on disposal of property, plant and equipment	(48)	(2)
Insurance settlement realized	(337)	—
Pension and other postretirement benefits	(1,665)	(2,521)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(13,387)	(3,977)
Inventories	(6,389)	(1,837)
Prepaid expenses and other current assets	(29)	(457)
Accounts payable and accrued liabilities	(544)	874
Net cash (used in) provided by operating activities	(1,797)	11,306

Cash flows from investing activities
Investments in property, plant and equipment	(3,057)	(2,723)
Payments related to acquisitions, net of cash acquired	—	(647)
Proceeds from disposition of assets	58	13
Insurance settlement interest earned	11	14
Change in restricted cash, net	326	(14)
Net cash used in investing activities	(2,662)	(3,357)

Cash flows from financing activities
Net increase in short-term borrowings	—	594
Repayment of long-term debt	(232)	(2,438)
Dividends paid	(3,300)	(3,208)
Stock options exercised, other	(205)	(59)
Excess tax benefit related to stock option exercises	239	369
Net cash used in financing activities	(3,498)	(4,742)
Effect of exchange rate changes on cash	(85)	(498)
Net (decrease) increase in cash and cash equivalents	(8,042)	2,709
Cash and cash equivalents at beginning of period	68,492	32,547
Cash and cash equivalents at end of period	$60,450	$35,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. During the first quarter of 2014, the Company revised its Consolidated Balance Sheet for December 31, 2013 with a $335 reduction to retained earnings and a corresponding increase to its long-term deferred tax liability, relating to an adjustment that would have occurred when the Company adopted the equity method of accounting for its interest in a captive insurance equity affiliate.  Certain other reclassifications of prior year data have been made to improve comparability.  The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

Venezuela’s economy is considered to be hyper inflationary under generally accepted accounting principles in the United States.  Accordingly, all gains and losses resulting from the remeasurement of the Company’s Venezuelan equity affiliate (Kelko Quaker Chemical, S.A.) are required to be recorded directly to the Condensed Consolidated Statement of Income.  In February 2013, the Venezuelan Government announced a devaluation of the Bolivar Fuerte.  Accordingly, the Company recorded a charge of $357, or $0.03 per diluted share, during the first quarter of 2013.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as the principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $10,573 and $8,778 for the three months ended March 31, 2014 and March 31, 2013, respectively.

Note 2 – Out of Period Adjustment

During 2012, the Company reassessed its ability to significantly influence the operating and financial policies of its captive insurance equity affiliate, Primex.  Based on its ownership percentage and other factors, the Company determined that, during 2012, the Company obtained the ability to significantly influence Primex and, as a result, changed its method of accounting from the cost to equity method.   During the first quarter of 2013, the Company identified errors in Primex’s estimated 2012 financial statements, which primarily related to a reinsurance contract held by Primex.  The identified errors resulted in a cumulative $1,038 understatement of the Company’s equity in net income from associated companies for the year ended December 31, 2012.  The Company corrected the errors related to Primex in the first quarter of 2013, which had the net effect of increasing equity in net income from associated companies by $1,038 for the three months ended March 31, 2013.  The Company did not believe this adjustment was material to its consolidated financial statements for the years ended December 31, 2012 or December 31, 2013 and, therefore, did not restate any prior period amounts.

Note 3 – Business Segments

The Company’s reportable operating segments are organized by geography as follows: (i) North America, (ii) Europe, Middle East and Africa (“EMEA”), (iii) Asia/Pacific and (iv) South America.  Operating earnings, excluding indirect operating expenses, for the Company’s reportable operating segments are comprised of revenues less costs of goods sold and SG&A directly related to the respective regions’ product sales.  The indirect operating expenses consist of SG&A related expenses that are not directly attributable to the product sales of each respective reportable operating segment.  Other items not specifically identified with the Company’s reportable operating segments include interest expense, interest income, license fees from non-consolidated affiliates and other income (expense).

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents information about the performance of the Company’s reportable operating segments for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended
	March 31,
	2014	2013
Net sales
North America	$76,716	$74,758
EMEA	49,189	46,707
Asia/Pacific	41,937	37,988
South America	13,832	16,740
Total net sales	$181,674	$176,193

Operating earnings, excluding indirect operating expenses
North America	$15,711	$15,039
EMEA	8,096	6,970
Asia/Pacific	9,918	9,628
South America	1,509	2,875
Total operating earnings, excluding indirect operating expenses	35,234	34,512
Indirect operating expenses	(15,048)	(16,222)
Amortization expense	(813)	(879)
Consolidated operating income	19,373	17,411
Other (expense) income, net	(473)	346
Interest expense	(525)	(744)
Interest income	453	169
Consolidated income before taxes and equity in net income of associated companies	$18,828	$17,182

Inter-segment revenue for the three months ended March 31, 2014 and March 31, 2013 were $1,950 and $2,106 for North America, $5,326 and $5,005 for EMEA, $107 and $58 for Asia/Pacific and zero for South America, respectively.  However, all inter-segment transactions have been eliminated from each reportable operating segment’s net sales and earnings for all periods presented.

Note 4 – Stock-Based Compensation

The Company recognized the following share-based compensation expense in selling, general and administrative expenses in its Condensed Consolidated Statement of Income for the three months ended March 31, 2014 and the three months ended March 31, 2013:

	March 31,
	2014	2013
Stock options	$150	$100
Nonvested stock awards and restricted stock units	556	383
Employee stock purchase plan	17	12
Non-elective and elective 401(k) matching contribution in stock	649	525
Director stock ownership plan	16	20
Total share-based compensation expense	$1,388	$1,040

As of March 31, 2014 and March 31, 2013, the Company recorded $239 and $369, respectively, of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheets, related to stock option exercises. The Company’s estimated taxes payable were sufficient to fully recognize these benefits as cash inflows from financing activities in its Condensed Consolidated Statement of Cash Flows, which represented the Company’s estimate of cash savings through March 31, 2014 and March 31, 2013, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Stock option activity under all plans is as follows:
			Weighted
			Average
		Weighted Average	Remaining
	Number of	Exercise Price per	Contractual
	Shares	Share	Term (years)
Options outstanding at December 31, 2013	75,251	$44.49
Options granted	37,048	73.47
Options exercised	(3,292)	42.24
Options outstanding at March 31, 2014	109,007	$54.41	5.6
Options exercisable at March 31, 2014	39,897	$39.64	4.5

As of March 31, 2014, the total intrinsic value of options outstanding was approximately $2,572, and the total intrinsic value of exercisable options was $1,531.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at March 31, 2014 is as follows:

				Weighted	Weighted	Number	Weighted
			Number	Average	Average	Exercisable	Average
Range of			Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices			at 3/31/2014	Life	Price	3/31/2014	Price
$0.00	-	$10.00	—	—	$—	—	$—
$10.01	-	$20.00	6,155	2.8	18.82	6,155	18.82
$20.01	-	$30.00	—	—	—	—	—
$30.01	-	$40.00	35,020	4.6	37.87	23,954	37.75
$40.01	-	$50.00	2,192	5.2	46.21	731	46.21
$50.01	-	$60.00	28,592	5.9	58.26	9,057	58.26
$60.01	-	$70.00	—	—	—	—	—
$70.01	-	$80.00	37,048	6.9	73.47	—	—
			109,007	5.6	54.41	39,897	39.64

As of March 31, 2014, unrecognized compensation expense related to options granted during 2012 was $190, for options granted during 2013 was $411 and for options granted in 2014 was $795.

During the first quarter of 2014, the Company granted stock options under its LTIP plan that are subject only to time vesting over a three-year period.  For the purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes option pricing model and the assumptions set forth in the table below:

2014
Number of options granted	37,048
Dividend Yield	2.00%
Expected Volatility	43.34%
Risk-free interest rate	1.22%
Expected term (years)	4.0

Approximately $23 of expense was recorded on these options during the first three months of 2014.  The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Activity of nonvested shares granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2013	115,984	$47.27
Granted	22,656	$73.37
Vested	(22,325)	$38.44
Nonvested awards, March 31, 2014	116,315	$54.05

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of March 31, 2014, unrecognized compensation expense related to these awards was $3,711 to be recognized over a weighted average remaining period of 2.45 years.

Activity of nonvested restricted stock units granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	units	(per unit)
Nonvested awards, December 31, 2013	4,018	$49.71
Granted	2,140	$74.89
Nonvested awards, March 31, 2014	6,158	$58.46

The fair value of the nonvested restricted stock units is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of March 31, 2014, unrecognized compensation expense related to these awards was $240 to be recognized over a weighted average remaining period of 2.53 years.

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

Note 5 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three months ended March 31, 2014 and March 31, 2013 are as follows:

	Three Months Ended March 31,
			Other
			Postretirement
	Pension Benefits		Benefits
	2014	2013	2014	2013
Service cost	$734	$838	$8	$13
Interest cost and other	1,542	1,380	54	56
Expected return on plan assets	(1,607)	(1,478)	—	—
Actuarial loss amortization	789	981	6	47
Prior service cost amortization	866	28	—	—
Net periodic benefit cost	$2,324	$1,749	$68	$116

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

During 2013, it was discovered that the Company’s subsidiary in the United Kingdom did not appropriately amend a trust for a legacy change in its pension scheme, as it related to a past retirement age equalization law.  Given the lack of an official deed to the pension trust, the effective date of the change to the Subsidiary’s pension scheme differed from the Company’s historical beliefs, but the extent of the potential exposure was not estimable.  In the first quarter of 2014, the Company recorded costs of $902, related to prior service cost and interest cost, to appropriately reflect the past plan amendment related to the retirement age equalization law.

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2013, that it expected to make minimum cash contributions of $6,172 to its pension plans and $607 to its other postretirement benefit plan in 2014. As of March 31, 2014, $3,854 and $211 of contributions have been made to the Company’s pension plans and its postretirement benefit plans, respectively.

Note 6 – Other (expense) income

Other (expense) income includes:

	2014	2013
Income from third party license fees	$298	$265
Net foreign exchange (losses) gains	(799)	33
Other non-operating income	83	97
Other non-operating expense	(55)	(49)

Total other (expense) income, net	$(473)	$346

Note 7 – Income Taxes and Uncertain Income Tax Positions

The Company’s first quarter of 2014 effective tax rate was 34.8%, as compared to an effective tax rate of 24.1% for the first quarter of 2013.  Both effective tax rates reflect decreases in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.02 and $0.10 per diluted share for the three months ended March 31, 2014 and March 31, 2013, respectively.  Also, contributing to the difference in the effective tax rate from the prior year is the recognition of certain one-time items that increased the current quarter’s effective tax rate.

As of March 31, 2014, the Company’s cumulative liability for gross unrecognized tax benefits was $12,299.  At December 31, 2013, the Company’s cumulative liability for gross unrecognized tax benefits was $12,596.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statement of Income. The Company recognized ($212) for interest and ($9) for penalties on its Condensed Consolidated Statement of Income for the three months ended March 31, 2014, and ($477) for interest and $93 for penalties on its Condensed Consolidated Statement of Income during the three months ended March 31, 2013. As of March 31, 2014, the Company had accrued $1,895 for cumulative interest and $2,088 for cumulative penalties, compared to $2,108 for cumulative interest and $2,100 for cumulative penalties accrued at December 31, 2013.

During the three months ended March 31, 2014 and March 31, 2013, the Company recognized decreases of approximately $1,075 and $1,687, respectively, in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.

The Company estimates that during the year ending December 31, 2014 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1,800 to $1,900 due to the expiration of the statute of limitations for certain tax years. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ending December 31, 2014.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include Brazil from 2000, the Netherlands and the United Kingdom from 2008, Spain from 2009, the United States, China and Italy from 2010, and various domestic state tax jurisdictions from 1993.

During the second quarter of 2012, the Italian tax authorities initiated a transfer pricing audit of the Company’s Italian subsidiary.  On July 7, 2012, the Company received a preliminary tax report related to this transfer pricing audit, which proposed several adjustments to the taxable income of the subsidiary.  During the fourth quarter of 2012, the Company’s Italian subsidiary received an assessment for the tax year 2007, which the Company appealed during the first quarter of 2013.  On June 24, 2013, a hearing was held before the Provincial Tax Court of Varese, Italy.  On September 16, 2013, the Provincial Tax Court of Varese delivered a decision confirming

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

the Italian tax authorities’ proposed adjustment to the taxable income of the subsidiary, but denying the proposed assessment of penalties.  On January 24, 2014, the Company’s Italian subsidiary appealed the decision of the Provincial Tax Court of Varese.  On March 7, 2014, the Italian tax authorities appealed the decision of the Provincial Tax Court denying the assessment of penalties.

On November 29, 2013, the Italian tax authorities issued a tax assessment for the tax year 2008, raising identical issues as the assessment for 2007, noted above.  On March 28, 2014, the Company filed an appeal with the Provincial Tax Court of Varese.  The Company intends to apply for competent authority relief between the Italian and Dutch tax authorities.

Related to each of the above events, the Company and outside counsel believe we should prevail on the merits of each case.  Therefore, the Company does not believe it has any exposures warranting an uncertain tax position reserve as of March 31, 2014.

Note 8 – Earnings Per Share

The following table summarizes earnings per share calculations for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31,
	2014	2013
Basic earnings per common share

Net income attributable to Quaker Chemical Corporation	$12,730	$13,619
Less: income allocated to participating securities	(112)	(111)
Net income available to common shareholders	$12,618	$13,508
Basic weighted average common shares outstanding	13,091,503	13,001,963

Basic earnings per common share	$0.96	$1.04

Diluted earnings per common share

Net income attributable to Quaker Chemical Corporation	$12,730	$13,619
Less: income allocated to participating securities	(112)	(111)
Net income available to common shareholders	$12,618	$13,508
Basic weighted average common shares outstanding	13,091,503	13,001,963
Effect of dilutive securities	19,649	29,937
Diluted weighted average common shares outstanding	13,111,152	13,031,900

Diluted earnings per common share	$0.96	$1.04

The following aggregate numbers of stock options and restricted stock units are not included in the diluted earnings per share calculation since the effect would have been anti-dilutive: 2,824 and 2,444 for the three months ended March 31, 2014 and March 31, 2013, respectively.

Note 9 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the three months ended March 31, 2014 are as follows and the Company has recorded no impairment charges in the past:

	North			South
	America	EMEA	Asia/Pacific	America	Total
Balance as of December 31, 2013	$28,127	$11,184	$15,018	$3,822	$58,151
Currency translation adjustments	193	108	144	37	482
Balance as of March 31, 2014	$28,320	$11,292	$15,162	$3,859	$58,633

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2014 and December 31, 2013 were as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2014	2013	2014	2013
Definite-lived intangible assets
Customer lists and rights to sell	$33,589	$33,559	$10,730	$10,221
Trademarks and patents	6,837	6,838	3,366	3,202
Formulations and product technology	5,808	5,808	3,756	3,709
Other	5,544	5,544	4,554	4,445
Total	$51,778	$51,749	$22,406	$21,577

The Company recorded $813 and $879 of amortization expense in the three months ended March 31, 2014 and March 31, 2013, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2014	$3,252
For the year ended December 31, 2015	$3,252
For the year ended December 31, 2016	$2,778
For the year ended December 31, 2017	$2,119
For the year ended December 31, 2018	$2,095
For the year ended December 31, 2019	$2,095

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at March 31, 2014.

Note 10 – Debt

The Company’s primary credit line is a $300,000 syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which matures in June 2018.  The maximum amount available under this facility can be increased to $400,000 at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Access to this facility is dependent on meeting certain financial, acquisition and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  At March 31, 2014 and December 31, 2013, the consolidated leverage ratio was below 1.0 to 1 and the Company was also in compliance with all of the facilities’ other covenants.  At March 31, 2014 and December 31, 2013, the Company had no amounts outstanding under this facility.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Note 11 – Equity and Noncontrolling Interest

The following table presents the changes in equity and noncontrolling interest, net of tax, for the three months ended March 31, 2014 and March 31, 2013:

				Accumulated
		Capital in		Other
	Common	excess of	Retained	Comprehensive	Noncontrolling
	stock	par value	earnings	Loss	interest	Total

Balance at December 31, 2013	$13,196	$99,038	$258,285	$(34,700)	$8,877	$344,696
Net income	—	—	12,730	—	579	13,309
Amounts reported in other comprehensive income	—	—	—	1,685	204	1,889
Dividends ($0.25 per share)	—	—	(3,308)	—	—	(3,308)
Share issuance and equity-based compensation plans	31	1,152	—	—	—	1,183
Excess tax benefit from stock option exercises	—	239	—	—	—	239
Balance at March 31, 2014	$13,227	$100,429	$267,707	$(33,015)	$9,660	$358,008

Balance at December 31, 2012	$13,095	$94,470	$215,390	$(41,855)	$8,576	$289,676
Net income	—	—	13,619	—	572	14,191
Amounts reported in other comprehensive income (loss)	—	—	—	108	(133)	(25)
Dividends ($0.245 per share)	—	—	(3,219)	—	—	(3,219)
Share issuance and equity-based compensation plans	45	936	—	—	—	981
Excess tax benefit from stock option exercises	—	369	—	—	—	369
Balance at March 31, 2013	$13,140	$95,775	$225,790	$(41,747)	$9,015	$301,973

The following tables show the reclassifications from and resulting balances of accumulated other comprehensive loss (“AOCI”) at March 31, 2014 and March 31, 2013:

			Unrealized
	Currency	Defined	gain (loss) in
	translation	benefit	available-for-
	adjustments	pension plans	sale securities	Total
Balance at December 31, 2013	$1,152	$(37,433)	$1,581	$(34,700)
Other comprehensive income before reclassifications	1,070	25	663	1,758
Amounts reclassified from AOCI	—	769	(558)	211
Current period other comprehensive income	1,070	794	105	1,969
Related tax amounts	—	(248)	(36)	(284)
Net current period other comprehensive income	1,070	546	69	1,685
Balance at March 31, 2014	$2,222	$(36,887)	$1,650	$(33,015)

Balance at December 31, 2012	$3,336	$(46,914)	$1,723	$(41,855)
Other comprehensive (loss) income before reclassifications	(1,630)	762	1,148	280
Amounts reclassified from AOCI	—	1,056	(494)	562
Current period other comprehensive (loss) income	(1,630)	1,818	654	842
Related tax amounts	—	(512)	(222)	(734)
Net current period other comprehensive (loss) income	(1,630)	1,306	432	108
Balance at March 31, 2013	$1,706	$(45,608)	$2,155	$(41,747)

Approximately 30% and 70% of the amounts reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income for defined benefit retirement plans during the first quarters of 2014 and 2013 were recorded in cost of goods sold and selling, general and administrative expenses, respectively. See Note 5 of Notes to Condensed Consolidated Financial Statements for further information.  All reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the Company’s equity interest in a captive insurance company and are recorded in equity in net income of associated companies.  The amounts reported in other comprehensive income for non-controlling interest are related to currency translation adjustments.

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

In January 2013, the Company acquired a chemical milling maskants distribution network for net consideration of approximately $647, which was assigned to the North American reportable operating segment.  The Company also assumed an additional $100 hold-back of consideration for potential indemnity obligations, which was paid to the former shareholders during the first quarter of 2014. The acquired intangible was allocated to the Company’s customer lists and rights to sell intangible assets and will be amortized over 5 years.

Certain pro forma and other disclosures have not been provided for these acquisitions because the effects were not material.

Note 13 – Fair Value Measurements

The Company values its company-owned life insurance policies, various deferred compensation assets and liabilities, acquisition-related consideration and an obligation related to a non-competition agreement at fair value.  The Company’s assets and liabilities subject to fair value measurement are as follows:

		Fair Value Measurements at March 31, 2014
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	March 31, 2014	Level 1	Level 2	Level 3
Company-owned life insurance	$1,913	$—	$1,913	$—
Company-owned life insurance - Deferred compensation assets	334	—	334	—
Other deferred compensation assets
Large capitalization registered investment companies	65	65	—	—
Mid capitalization registered investment companies	6	6	—	—
Small capitalization registered investment companies	13	13	—	—
International developed and emerging markets registered investment
companies	39	39	—	—
Fixed income registered investment companies	7	7	—	—

Total	$2,377	$130	$2,247	$—

		Fair Value Measurements at March 31, 2014
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	March 31, 2014	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$370	$370	$—	$—
Mid capitalization registered investment companies	103	103	—	—
Small capitalization registered investment companies	87	87	—	—
International developed and emerging markets registered investment
companies	190	190	—	—
Fixed income registered investment companies	40	40	—	—
Fixed general account	155	—	155	—
Acquisition-related consideration	4,830	—	—	4,830

Total	$5,775	$790	$155	$4,830

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

Changes in the fair value of the Level 3 liabilities during the three months ended March 31, 2014 were as follows:

		Non-competition
	Earnout	Agreement
	Summit	Obligation	Total
Balance at December 31, 2013	$4,697	$179	$4,876
Interest accretion	12	4	16
Payments	—	(62)	(62)
Balance at March 31, 2014	$4,709	$121	$4,830

Quantitative information about the Company’s Level 3 fair value measurements at March 31, 2014 were as follows:

	Fair value at March 31, 2014	Valuation technique	Unobservable input	Input value
Summit earnout	$4,709	Discounted cash flow	Discount rate	14.5%
Non-competition agreement obligation	$121	Discounted cash flow	Discount rate	14.0%

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

Subsequent to March 31, 2014, the Company paid the $4,709 Summit earnout liability to settle all obligations with the former Summit shareholders.  At March 31, 2014, the Summit earnout liability was formulated based on the actual payment amount.  Prior to March 31, 2014, the determination of the fair value of the Summit earnout was based on the weighted average probability of the outcome of different payout scenarios.  The probabilities applied to the payout scenarios ranged from 15% to 70%, depending on the Company’s estimate of the likelihood of each payout scenario.

Note 14 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board (“SACRWQB”), ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court in Orange County, California against ACP and other parties potentially responsible for groundwater contamination. OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation. Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000.  In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. On September 11, 2012, ACP received a letter from the SACRWQB advising that no further action is required to remediate the soil contamination on site and on February 20, 2014, SACRWQB notified ACP that it could cease extraction and treatment of groundwater at well P-3.  As of March 31, 2014, the Company believes that the range of potential-known liabilities associated with the ACP water remediation program is approximately $380 to $710, for which the Company has sufficient reserves.

The low and high ends of the range are based on the length of operation of well P-2 as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required. Costs of operation include the operation and maintenance of the extraction well, groundwater monitoring and program management. The duration of the well operation was estimated based on historical trends in concentrations in the monitoring well within the proximity of the applicable extraction well. Also factored into the model was the impact of water injected into the underground aquifer from a planned water treatment system to be installed by OCWD adjacent to P-2. Based on the modeling, it is estimated that P-2 will operate for another nine months to one and three-quarter years.  Operation and maintenance costs were based on historical expenditures and estimated inflation. As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $171 and $205 was accrued at March 31, 2014 and December 31, 2013, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos. The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds received from insurance settlements.  To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary. Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $2,700 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies. A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary. In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and early 2007 for $15,000 and $20,000, respectively.  The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007. The agreement continues until terminated and can only be terminated by either party by providing the other party with a minimum of two years prior written notice.  As of March 31, 2014, no notice of termination has been given under this agreement.  At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts)
(Unaudited)

subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers. Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

In 2010, the Company recorded a net charge of $4,132, which consisted of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries.  At March 31, 2014 and December 31, 2013, the Company had no remaining accrual, related to the 2010 charges, for payments to be made under the tax dispute settlements entered into by the subsidiary, noted above.  In the fourth quarter of 2013, the Company recorded a net charge of $796, representing the Company’s best estimate of the amount that ultimately may be paid related to the 2013 assessment referenced above.

The charges taken by the Company in 2010 and in the fourth quarter of 2013 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $7,900 with one jurisdiction representing approximately 79 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

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

The Company’s operating performance remained strong during the first quarter of 2014, with net sales continuing to show growth compared to the first quarter of 2013 on improved product volumes generally across all regions.  These increased sales volumes drove the Company’s gross profit increase of 4% on stable gross margins of 35.8% and 35.5% in the first quarters of 2014 and 2013, respectively.  Overall, the Company’s first quarter of 2014 operating income reflects the higher gross profit on increased volume levels as compared to the first quarter of 2013, but was slightly impacted by $0.5 million of additional selling, general and administrative expenses (“SG&A”) due to higher labor related costs and, also, additional costs related to an amendment to the Company’s UK pension plan.   The Company’s increased operating income during the first quarter of 2014 was more than offset by certain non-operating expenses, primarily related to foreign currency exchange and income tax expense, which are further discussed in the Company’s operations sections below.

The net result was earnings per diluted share of $0.96 for the first quarter of 2014 compared to earnings per diluted share of $1.04 for the first quarter of 2013, with non-GAAP earnings per diluted share of $0.95 for the first quarter of 2014 being slightly lower than $0.96 for the first quarter of 2013.  However, the Company’s first quarter of 2014 adjusted EBITDA of $23.7 million increased $2.4 million, or 11%, from $21.4 million in the first quarter of 2013, consistent with the operating income trends discussed above.  See the Non-GAAP Measures section in this Item, below.

The Company had net operating cash outflows of approximately $1.8 million for the first quarter of 2014 compared to net operating cash inflows of $11.3 million in the first quarter of 2013.   The main driver of the change in cash flow was an increase in cash invested in the Company’s working capital during the current quarter, which was primarily the result of increased sales at the end of the first quarter of 2014, reestablishing inventory safety stock levels that were low at year-end 2013 and higher annual incentive compensation payouts related to an improvement in the Company’s prior year performance.

Overall, the Company is pleased with its performance in the first quarter of 2014, given the continued economic challenges across the world and the severe U.S. weather conditions.   Specifically, the Company’s adjusted EBITDA growth is an indication that its business model and competitive positioning continue to serve the Company well.  Furthermore, the Company’s liquidity remains its strength, as its cash position continued to exceed its debt at March 31, 2014, with no borrowings outstanding on its credit facility, and, also, the Company’s consolidated leverage ratio continued to be less than one times EBITDA.  Going forward, the Company expects to see modest growth in most of its major markets, although some countries such as India and Brazil could continue to be challenging.  Also, the Company is beginning to experience an increase in some raw material costs.  However, the Company believes its track record of increasing market share and leveraging recent acquisitions will continue and help offset the market issues that may occur.  Overall, the Company remains confident in its future and expects 2014 to be another good year for Quaker as it strives to increase revenue and earnings for the fifth consecutive year.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $60.5 million at March 31, 2014 from $68.5 million at December 31, 2013.  The $8.0 million decrease was the result of $1.8 million of cash used in operating activities, $2.7 million of cash used in investing activities and $3.5 million of cash used in financing activities.

Net cash flows used in operating activities were $1.8 million in the first quarter of 2014 compared to $11.3 million provided by operating activities in the first quarter of 2013.  The Company’s $13.1 million lower operating cash flow was primarily due to higher working capital investment during the first quarter of 2014 compared to the first quarter of 2013.  Specifically, the Company had higher cash outflows from accounts receivable due to increased sales at the end of the first quarter of 2014, higher cash outflows from inventory due to reestablishing safety stock levels that were low at year-end 2013 and higher cash outflows from accounts payable and accrued liabilities related to higher annual incentive compensation payouts on the Company’s improved performance in the prior year.   In addition, the Company received a dividend distribution in the prior year from its captive insurance equity affiliate of $2.0 million, which also affected the operating cash flow comparison.

Net cash flows used in investing activities decreased from $3.3 million in the first quarter of 2013 to $2.7 million in the first quarter of 2014.   The $0.6 million decrease of cash used in investing activities was primarily the result of lower payments for acquisitions and a change in the Company’s restricted cash, net of an increase in payments for property, plant and equipment.  Related to acquisitions, the Company acquired a chemical milling maskants distribution network for the Company’s North American segment during the first quarter of 2013, with no corresponding payment in 2014.  Changes to the Company’s restricted cash depend upon the timing of claims and payments associated with the subsidiary’s asbestos litigation.  The Company’s property, plant and equipment expenditures increased during the first quarter of 2014 for information technology development and other related initiatives primarily in its EMEA segment, partially offset by higher payments during the first quarter of 2013 for the expansion of the Company’s Asia/Pacific facilities.

 Net cash flows used in financing activities were $3.5 million in the first quarter of 2014 compared to $4.7 million of cash used in financing activities in the first quarter of 2013.   Generally, the $1.2 million decrease in cash used for financing activities was caused by lower repayments on external debt, as the Company had no borrowings on its revolving credit line as of December 31, 2013 to repay during the first quarter of 2014.  In addition, changes in stock option exercises and other related activity and higher dividend payments affected the financing cash flow comparisons.

The Company’s primary credit line is a $300.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which matures in June 2018. At the Company’s option, the principal amount available can be increased to $400.0 million if the lenders agree to increase their commitments and the Company satisfies certain conditions.  At March 31, 2014 and December 31, 2013, the Company had no outstanding borrowings under this facility.  The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.50 to 1. At March 31, 2014 and December 31, 2013, the consolidated leverage ratio was below 1.0 to 1 and the Company was also in compliance with all of the facility’s other covenants.

At March 31, 2014, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $16.3 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $10.5 million as a result of offsetting benefits in other tax jurisdictions.

Subsequent to the first quarter of 2014, the Company paid approximately $4.7 million to the former shareholders of Summit Lubricants, Inc. as settlement of an earnout liability assumed in the Company’s 2010 acquisition.

The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

Non-GAAP Measures

Included in this Form 10-Q filing are non-GAAP financial measures of non-GAAP earnings per diluted share and adjusted EBITDA.  The Company believes these non-GAAP financial measures provide meaningful supplemental information as they enhance a reader’s understanding of the financial performance of the Company, are more indicative of future operating performance of the Company, and facilitate a better comparison among fiscal periods, as the non-GAAP measures exclude items that are not considered core to the Company’s operations.  These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is a reconciliation between the non-GAAP (unaudited) financial measure of non-GAAP earnings per diluted share to its most directly comparable GAAP (unaudited) measure:

	Three Months Ended
	March 31,
	2014	2013
GAAP earnings per diluted share attributable to Quaker Chemical Corporation Common Shareholders	$0.96	$1.04

Equity income in a captive insurance company per diluted share	(0.06)	(0.11)
UK pension plan amendment per diluted share	0.05	—
Devaluation of the Venezuelan Bolivar Fuerte per diluted share	—	0.03

Non-GAAP earnings per diluted share	$0.95	$0.96

The following is a reconciliation between the non-GAAP (unaudited) financial measure of adjusted EBITDA to its most directly comparable GAAP (unaudited) financial measure:

	Three Months Ended
	March 31,
	2014	2013
Net income attributable to Quaker Chemical Corporation	$12,730	$13,619
Depreciation and amortization	3,888	3,935
Interest expense	525	744
Taxes on income before equity in net income of associated companies	6,546	4,133
Equity income in a captive insurance company	(846)	(1,435)
UK pension plan amendment	902	—
Devaluation of the Venezuelan Bolivar Fuerte	—	357

Adjusted EBITDA	$23,745	$21,353

Out-of-Period Adjustment

During 2012, the Company reassessed its ability to significantly influence the operating and financial policies of its captive insurance equity affiliate, Primex.  Based on its ownership percentage and other factors, the Company determined that, during 2012, the Company obtained the ability to significantly influence Primex and, as a result, changed its method of accounting from the cost to equity method.   During the first quarter of 2013, the Company identified errors in Primex’s estimated 2012 financial statements, which primarily related to a reinsurance contract held by Primex.  The identified errors resulted in a cumulative $1.0 million understatement of the Company’s equity in net income from associated companies for the year ended December 31, 2012.  The Company corrected the errors related to Primex in the first quarter of 2013, which had the net effect of increasing equity in net income from associated companies by $1.0 million for the three months ended March 31, 2013.  The Company did not believe this adjustment was material to its consolidated financial statements for the years ended December 31, 2012 or December 31, 2013 and, therefore, did not restate any prior period amounts.  See Note 2 of Notes to Condensed Consolidated Financial Statements.

Consolidated Operations Review – Comparison of the First Quarter of 2014 with the First Quarter of 2013

Net sales for the first quarter of 2014 of $181.7 million increased approximately 3% from net sales of $176.2 million in the first quarter of 2013.  Product volumes, including acquisitions, increased revenues by approximately 6%, which was partially offset by a decrease of $2.7 million, or 2%, related to foreign exchange rate translation and a 1% decrease due to price and product mix.

Gross profit increased approximately $2.5 million, or approximately 4%, from the first quarter of 2013.  The increase in gross profit was driven by the increased sales volumes, noted above, on stable gross margins in the first quarters of 2014 and 2013 of 35.8% and 35.5%, respectively.

SG&A increased approximately $0.5 million from the first quarter of 2013, primarily driven by higher labor related costs on improved Company performance and general year-over-year merit increases and, also, additional costs related to an amendment to the Company’s UK pension plan of approximately $0.9 million, or $0.05 per diluted share.  The additional pension related costs are non-recurring.  These increases to SG&A were net of lower impacts from foreign exchange rate translation.

The change from other income of $0.3 million in the first quarter of 2013 to other expense of $0.5 million in the first quarter of 2014 was primarily the result of approximately $0.8 million of net foreign exchange losses in the current quarter.

The decrease in interest expense was primarily due to lower average borrowings and lower interest rates experienced in the first quarter of 2014 as compared to the first quarter of 2013.  Interest income was higher in the first quarter of 2014 compared to the first quarter of 2013, primarily due to an increase in the level of the Company’s cash on hand.

The Company’s effective tax rates for the first quarters of 2014 and 2013 were 34.8% and 24.1%, respectively.  The primary contributors to the increase in the current quarter’s effective tax rate were lower changes in reserves related to uncertain tax positions and certain one-time items that increased the current quarter’s effective tax rate.  Although the tax rate is inflated in the first quarter of 2014, the Company continues to estimate the full year 2014 effective tax rate to approximate 30%.  The Company has experienced and expects to further experience volatility in its effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, among other factors.

Equity in net income of associated companies (“equity income”) was generally consistent for the first quarter of 2014 compared to the first quarter of 2013.  The primary component of equity income is the Company’s interest in a captive insurance company.  Earnings attributable to this equity interest were approximately $0.8 million, or $0.05 per diluted share, in the first quarter of 2014 compared to $1.4 million, or $0.11 per diluted share, for the first quarter of 2013, which includes a non-cash out-of-period adjustment of approximately $1.0 million.  See the Out-of-Period Adjustment section in this Item, above.  Partially offsetting the higher earnings attributable to the captive insurance company in the first quarter of 2013 was a charge due to the devaluation of the Venezuelan

Bolivar Fuerte of $0.4 million, or $0.03 per diluted share.  See Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements.

Changes in foreign exchange rates negatively impacted the first quarter of 2014 net income by approximately $0.6 million or $0.05 per diluted share.

Reportable Operating Segment Review – Comparison of the First Quarter of 2014 with the First Quarter of 2013

The Company offers its industrial process fluids, chemical specialties and technical expertise to a wide range of industries in a global product portfolio throughout its four segments:  (i) North America, (ii) Europe, Middle East and Africa (“EMEA”), (iii) Asia/Pacific and (iv) South America.

North America

North America represented approximately 42% of the Company’s consolidated net sales in the first quarter of 2014, which increased approximately $2.0 million, or 3%, from the first quarter of 2013.  The increase in net sales was generally attributable to higher base product volumes of 6% and acquisitions of 1%, partially offset by a decrease in price and product mix of 4%.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $0.7 million, or 4%, from the first quarter of 2013.  The first quarter of 2014 increase was mainly driven by higher gross profit on the increases to net sales, noted above, and a slight margin improvement on a change in product mix, partially offset by higher labor-related costs on improved segment performance and general year-over-year merit increases.

EMEA

EMEA represented approximately 27% of the Company’s consolidated net sales in the first quarter of 2014, which increased approximately $2.5 million, or 5%, from the first quarter of 2013.  The increase in net sales was primarily due to higher product volumes of 6% and an increase from foreign currency exchange rate translation of 3%, partially offset by a decrease in price and product mix of 4%.  The foreign currency exchange rate translation impact was primarily due to an increase in the E.U. Euro to U.S. Dollar exchange rate, which averaged 1.37 in the first quarter of 2014 compared to an average of 1.32 in the first quarter of 2013.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $1.1 million, or 16%, from the first quarter of 2013.  The first quarter of 2014 increase was mainly driven by higher gross profit on the increases to net sales, noted above, and a slight margin improvement on a change in product mix, partially offset by higher labor-related costs on improved segment performance and general year-over-year merit increases.

Asia/Pacific

Asia/Pacific represented approximately 23% of the Company’s net sales in the first quarter of 2014, which increased approximately $3.9 million, or 10%, from the first quarter of 2013.  The increase in net sales was primarily due to higher product volumes of 9% and an increase due to price and product mix of 3%, partially offset by a decrease from foreign currency exchange rate translation of 2%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Indian Rupee to U.S. Dollar exchange rate, which averaged 0.0162 in the first quarter of 2014 compared to 0.0185 in the first quarter of 2013.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $0.3 million, or 3%, from the first quarter of 2013.  The first quarter of 2014 increase was mainly driven by higher gross profit on the increases to net sales, noted above, partially offset by higher labor-related costs on improved segment performance and general year-over-year merit increases.

South America

South America represented approximately 8% of the Company’s net sales in the first quarter of 2014, which decreased approximately $2.9 million, or 17%, from the first quarter of 2013.  The decrease in net sales was generally attributable to lower product volumes of 6% and a decrease from foreign currency exchange rate translation of 18%, partially offset by an increase in price and product mix of 7%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates, which averaged 0.42 and 0.13 in the first quarter of 2014 compared to 0.50 and 0.20 in the first quarter of 2013, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased approximately $1.4 million, or 48%, from the first quarter of 2013. The first quarter of 2014 decrease was mainly driven by lower gross profit on the decreases to net sales, noted above, and a gross margin decline on a change in product mix, partially offset by the positive impacts from the cost streamlining initiatives taken in this segment during 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We have evaluated the information required under this item that was disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, and we believe there has been no material change to that information.

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

Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended March 31, 2014.

PART II.
OTHER INFORMATION

Items 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 1.  Legal Proceedings

Incorporated by reference is the information in Note 14 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report:

			(c)	(d)
			Total Number of	Maximum
			Shares Purchased as	Number of Shares that
	(a)	(b)	Part of	May Yet
	Total Number	Average	Publicly Announced	Be Purchased Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased (1)	Per Share (2)	or Programs (3)	Programs (3)
January 1 - January 31	—	$—	—	252,600
February 1 - February 28	—	$—	—	252,600
March 1 - March 31	5,708	$77.28	—	252,600

Total	5,708	$77.28	—	252,600

(1)
All of the 5,708 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options exercised, for the payment of taxes upon exercise of employee stock options or for the vesting of restricted stock.

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

Item 6.  Exhibits

(a) Exhibits

10.1	–	Expatriate Agreement by and between the Registrant and Dieter Laininger, dated and effective February 27, 2014. *
31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	–	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350
32.2	–	Certification of Margaret M. Loebl Pursuant to 18 U.S. C. Section 1350
101.INS	–	XBRL Instance Document
101.SCH	–	XBRL Extension Schema Document
101.CAL	–	XBRL Calculation Linkbase Document
101.DEF	–	XBRL Definition Linkbase Document
101.LAB	–	XBRL Label Linkbase Document
101.PRE	–	XBRL Presentation Linkbase Document

*	This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit.

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Margaret M. Loebl
Date: April 29, 2014	Margaret M. Loebl, Vice President, Chief Financial Officer and Treasurer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)