Form 10-Q
period 2014-06-30
QUAKER CHEMICAL CORP
filed 2014-07-31
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on June 30, 2014	13,242,167

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.                                Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Statement of Income
(Dollars in thousands, except per share amounts)

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$191,286	$184,846	$372,960	$361,039
Cost of goods sold	123,070	117,532	239,630	231,117
Gross profit	68,216	67,314	133,330	129,922
Selling, general and administrative expenses	47,271	47,521	93,012	92,718
Operating income	20,945	19,793	40,318	37,204
Other income (expense), net	117	2,301	(356)	2,647
Interest expense	(581)	(762)	(1,106)	(1,506)
Interest income	895	229	1,348	398
Income before taxes and equity in net income of associated companies	21,376	21,561	40,204	38,743
Taxes on income before equity in net income of associated companies	6,538	6,828	13,084	10,961
Income before equity in net income of associated companies	14,838	14,733	27,120	27,782
Equity in net income of associated companies	1,104	1,942	2,131	3,084
Net income	15,942	16,675	29,251	30,866
Less: Net income attributable to noncontrolling interest	515	592	1,094	1,164
Net income attributable to Quaker Chemical Corporation	$15,427	$16,083	$28,157	$29,702
Per share data:
Net income attributable to Quaker Chemical Corporation Common
Shareholders – basic	$1.17	$1.22	$2.13	$2.26
Net income attributable to Quaker Chemical Corporation Common
Shareholders – diluted	$1.16	$1.22	$2.13	$2.26
Dividends declared	$0.300	$0.250	$0.550	$0.495

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Comprehensive Income
(Dollars in thousands)

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$15,942	$16,675	$29,251	$30,866

Other comprehensive income (loss), net of tax
Currency translation adjustments	981	(4,183)	2,255	(5,946)
Defined benefit retirement plans	613	562	1,159	1,868
Unrealized loss on available-for-sale securities	(171)	(715)	(102)	(283)
Other comprehensive income (loss)	1,423	(4,336)	3,312	(4,361)

Comprehensive income	17,365	12,339	32,563	26,505
Less: comprehensive (income) loss attributable to noncontrolling interest	(510)	239	(1,293)	(200)
Comprehensive income attributable to Quaker Chemical Corporation	$16,855	$12,578	$31,270	$26,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet
(Dollars in thousands, except par value and share amounts)

	Unaudited
	June 30, 2014	December 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$60,232	$68,492
Accounts receivable, net	186,323	165,629
Inventories
Raw materials and supplies	39,586	37,063
Work-in-process and finished goods	39,686	34,494
Prepaid expenses and other current assets	20,133	23,169
Total current assets	345,960	328,847
Property, plant and equipment, at cost	236,942	233,865
Less accumulated depreciation	(153,600)	(148,377)
Net property, plant and equipment	83,342	85,488
Goodwill	58,921	58,151
Other intangible assets, net	29,657	31,272
Investments in associated companies	21,416	19,397
Deferred income taxes	22,158	24,724
Other assets	35,183	36,267
Total assets	$596,637	$584,146

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,348	$1,395
Accounts and other payables	80,033	75,580
Accrued compensation	12,516	20,801
Other current liabilities	26,806	33,080
Total current liabilities	120,703	130,856
Long-term debt	24,611	17,321
Deferred income taxes	6,500	6,729
Other non-current liabilities	80,113	84,544
Total liabilities	231,927	239,450
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding
2014 – 13,242,167 shares; 2013 – 13,196,140 shares	13,242	13,196
Capital in excess of par value	95,508	99,038
Retained earnings	279,161	258,285
Accumulated other comprehensive loss	(31,587)	(34,700)
Total Quaker shareholders’ equity	356,324	335,819
Noncontrolling interest	8,386	8,877
Total equity	364,710	344,696
Total liabilities and equity	$596,637	$584,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows
(Dollars in thousands)

	Unaudited
	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$29,251	$30,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,084	6,125
Amortization	1,628	1,763
Equity in undistributed earnings of associated companies, net of dividends	(1,931)	(1,021)
Deferred compensation and other, net	3,340	(1,080)
Stock-based compensation	2,732	2,152
Gain on disposal of property, plant and equipment	(97)	(224)
Insurance settlements realized	(980)	(384)
Pension and other postretirement benefits	(926)	(1,884)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(20,563)	(9,913)
Inventories	(7,568)	(2,269)
Prepaid expenses and other current assets	1,157	(286)
Accounts payable and accrued liabilities	(3,873)	3,650
Net cash provided by operating activities	8,254	27,495

Cash flows from investing activities
Investments in property, plant and equipment	(5,521)	(5,202)
Payments related to acquisitions, net of cash acquired	—	(2,478)
Proceeds from disposition of assets	128	345
Interest earned on insurance settlements	23	28
Change in restricted cash, net	957	356
Net cash used in investing activities	(4,413)	(6,951)

Cash flows from financing activities
Proceeds from long-term debt	7,500	—
Repayment of long-term debt	(248)	(7,563)
Dividends paid	(6,607)	(6,428)
Stock options exercised, other	(33)	84
Excess tax benefit related to stock option exercises	267	452
Purchase of a noncontrolling interest in an affiliate	(7,532)	—
Payment of acquisition-related earnout liability	(4,709)	—
Distributions to noncontrolling affiliate shareholders	(657)	—
Net cash used in financing activities	(12,019)	(13,455)
Effect of exchange rate changes on cash	(82)	(1,090)
Net (decrease) increase in cash and cash equivalents	(8,260)	5,999
Cash and cash equivalents at beginning of period	68,492	32,547
Cash and cash equivalents at end of period	$60,232	$38,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. During the first quarter of 2014, the Company revised its Consolidated Balance Sheet for December 31, 2013 with a $335 reduction to retained earnings and a corresponding increase to its long-term deferred tax liability, relating to an adjustment that would have occurred when the Company adopted the equity method of accounting for its interest in a captive insurance equity affiliate. Certain other reclassifications of prior year data have been made to improve comparability.  The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

Venezuela currently operates three local exchange markets to obtain U.S. Dollars:  the CADIVI, SICAD I and SICAD II.   Under generally accepted principles in the United States, Venezuela’s economy is considered to be hyper inflationary, so, accordingly, all gains and losses resulting from the remeasurement of the Company’s Venezuelan equity affiliate Kelko Quaker Chemical, S.A. (“Kelko”) to the CADIVI published exchange are required to be recorded directly to the Condensed Consolidated Statement of Income.   As of June 30, 2014, the Company has a $1,433 investment in Kelko, which is currently valued at the CADIVI exchange rate.  The Company currently does not have access to trade on the SICAD I exchange rate.  During the second quarter of 2014, the Company recorded a charge of $321, or $0.02 per diluted share, related to the conversion of certain Venezuelan Bolivar Fuerte to U.S. Dollars on the SICAD II exchange.  During the first quarter of 2013, the Venezuelan Government announced a devaluation of the Bolivar Fuerte, which resulted in a charge of $357, or $0.03 per diluted share.

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

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as the principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods.  Third-party products transferred under arrangements resulting in net reporting totaled $10,926 and $21,499 for the three and six months ended June 30, 2014, respectively. Third-party products transferred under arrangements resulting in net reporting totaled $10,560 and $19,338 for the three and six months ended June 30, 2013, respectively.

Note 2 – Recently Issued Accounting Standards

The FASB issued an accounting standard update in May 2014 regarding the accounting for and disclosures of revenue recognition.  Specifically, the update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which will be common to both US GAAP and International Financial Reporting Standards (“IFRS”).  The model focuses revenue recognition to reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including multiple performance obligations.  The guidance is effective for annual and interim periods beginning after December 15, 2016, which allows for full retrospective adoption of prior period data or a modified retrospective adoption whereby the cumulative past effects are recorded and disclosed in the current period.  Early adoption is not permitted.  Currently, the Company is evaluating the effect that this guidance may have on its financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 3 – Out-of-Period Adjustment

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

Note 4 – Business Segments

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

The following table presents information about the Company’s reported segments for the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales
North America	$82,512	$76,751	$159,228	$151,509
EMEA	50,228	49,155	99,417	95,862
Asia/Pacific	45,123	42,542	87,060	80,530
South America	13,423	16,398	27,255	33,138
Total net sales	$191,286	$184,846	$372,960	$361,039

Operating earnings, excluding indirect operating expenses
North America	$17,868	$15,996	$33,579	$31,035
EMEA	8,109	8,581	16,205	15,551
Asia/Pacific	10,221	10,770	20,139	20,398
South America	889	2,357	2,398	5,232
Total operating earnings, excluding indirect operating expenses	37,087	37,704	72,321	72,216
Indirect operating expenses	(15,327)	(17,027)	(30,375)	(33,249)
Amortization expense	(815)	(884)	(1,628)	(1,763)
Consolidated operating income	20,945	19,793	40,318	37,204
Other income (expense), net	117	2,301	(356)	2,647
Interest expense	(581)	(762)	(1,106)	(1,506)
Interest income	895	229	1,348	398
Consolidated income before taxes and equity in net income of associated companies	$21,376	$21,561	$40,204	$38,743

Inter-segment revenue for the three and six months ended June 30, 2014 was $1,856 and $3,806 for North America, $5,455 and $10,781 for EMEA, $95 and $202 for Asia/Pacific and zero for South America, respectively.  Inter-segment revenue for the three and six months ended June 30, 2013 was $2,741 and $4,847 for North America, $4,651 and $9,656 for EMEA, $247 and $305 for Asia/Pacific and zero for South America, respectively.  However, all inter-segment transactions have been eliminated from each reportable operating segment’s net sales and earnings for all periods presented above.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 5 – Stock-Based Compensation

The Company recognized the following share-based compensation expense in selling, general and administrative expenses in its Condensed Consolidated Statement of Income for the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock options	$171	$138	$321	$238
Nonvested stock awards and restricted stock units	609	528	1,165	911
Employee stock purchase plan	19	14	36	26
Non-elective and elective 401(k) matching contribution in stock	499	411	1,148	936
Director stock ownership plan	46	21	62	41
Total share-based compensation expense	$1,344	$1,112	$2,732	$2,152

As of June 30, 2014 and June 30, 2013, the Company recorded $267 and $452, respectively, of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheets related to stock option exercises. The Company’s estimated taxes payable was sufficient to fully recognize these benefits as cash inflows from financing activities in its Condensed Consolidated Statement of Cash Flows, which represented the Company’s estimate of cash savings through the six months ended June 30, 2014 and June 30, 2013, respectively.

Stock option activity under all plans is as follows:

			Weighted
			Average
		Weighted Average	Remaining
	Number of	Exercise Price per	Contractual
	Shares	Share	Term (years)
Options outstanding at December 31, 2013	75,251	$44.49
Options granted	37,048	73.47
Options exercised	(3,292)	42.24
Options outstanding at June 30, 2014	109,007	$54.41	5.4
Options exercisable at June 30, 2014	40,628	$39.76	4.3

As of June 30, 2014, the total intrinsic value of options outstanding was approximately $2,378, and the total intrinsic value of exercisable options was $1,482.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at June 30, 2014 is as follows:

				Weighted	Weighted	Number	Weighted
			Number	Average	Average	Exercisable	Average
Range of			Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices			at 6/30/2014	Life	Price	6/30/2014	Price
$0.00	-	$10.00	—	—	$—	—	$—
$10.01	-	$20.00	6,155	2.6	18.82	6,155	18.82
$20.01	-	$30.00	—	—	—	—	—
$30.01	-	$40.00	35,020	4.3	37.87	23,954	37.75
$40.01	-	$50.00	2,192	5.0	46.21	1,462	46.21
$50.01	-	$60.00	28,592	5.7	58.26	9,057	58.26
$60.01	-	$70.00	—	—	—	—	—
$70.01	-	$80.00	37,048	6.7	73.47	—	—
			109,007	5.4	54.41	40,628	39.76

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

As of June 30, 2014, unrecognized compensation expense related to options granted during 2012 was $140, for options granted during 2013 was $358 and for options granted in 2014 was $726.

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

Approximately $68 and $91 of expense was recorded on these options during the three and six months ended June 30, 2014, respectively.  The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Activity of nonvested shares granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2013	115,984	$47.27
Granted	28,344	$73.32
Vested	(29,973)	$44.32
Nonvested awards, June 30, 2014	114,355	$54.50

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of June 30, 2014, unrecognized compensation expense related to these awards was $3,552 to be recognized over a weighted average remaining period of 2.17 years.

Activity of nonvested restricted stock units granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	units	(per unit)
Nonvested awards, December 31, 2013	4,018	$49.71
Granted	3,140	$75.52
Nonvested awards, June 30, 2014	7,158	$61.03

The fair value of the nonvested restricted stock units is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of June 30, 2014, unrecognized compensation expense related to these awards was $281 to be recognized over a weighted average remaining period of 2.20 years.

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
(Dollars in thousands, except share and per share amounts)
(Unaudited)

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

Note 6 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three and six months ended June 30, 2014 and June 30, 2013 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$736	$728	$2	$4	$1,470	$1,566	$10	$17
Interest cost and other	1,519	1,398	62	36	3,061	2,778	116	92
Expected return on plan assets	(1,601)	(1,463)	—	—	(3,208)	(2,941)	—	—
Actuarial loss amortization	759	991	26	(31)	1,548	1,972	32	16
Prior service cost amortization	(15)	104	—	—	851	132	—	—
Net periodic benefit cost	$1,398	$1,758	$90	$9	$3,722	$3,507	$158	$125

During 2013, it was discovered that the Company’s subsidiary in the United Kingdom did not appropriately amend a trust for a legacy change in its pension scheme, as it related to a past retirement age equalization law.  Given the lack of an official deed to the pension trust, the effective date of the change to the Subsidiary’s pension scheme differed from the Company’s historical beliefs, but the extent of the potential exposure was not estimable.  In the first quarter of 2014, the Company recorded costs of $902, or $0.05 per diluted share, related to prior service cost and interest cost, to appropriately reflect the past plan amendment related to the retirement age equalization law.

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2013, that it expected to make minimum cash contributions of $6,172 to its pension plans and $607 to its other postretirement benefit plan in 2014. As of June 30, 2014, $4,506 and $328 of contributions had been made to the Company’s pension plans and its other postretirement benefit plans, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 7 – Other income (expense)

Other income (expense) includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Change in fair value of acquisition-related earnout liability	$—	$(675)	$—	$(675)
Income from third party license fees	257	283	555	548
Net foreign exchange losses	(185)	(238)	(984)	(205)
Net gain on fixed asset disposals	60	214	105	238
Non-income tax refunds	—	2,656	—	2,669
Other non-operating income	32	123	69	180
Other non-operating expense	(47)	(62)	(101)	(108)

Total other income (expense), net	$117	$2,301	$(356)	$2,647

Note 8 – Income Taxes and Uncertain Income Tax Positions

The Company's effective tax rate for the first six months of 2014 of 32.5% was higher than the first six months of 2013 effective tax rate of 28.3%.  Both effective tax rates reflect decreases in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.02 and $0.10 per diluted share for the six months ended June 30, 2014 and June 30, 2013, respectively.  Also, contributing to the difference in the effective tax rate from the prior year is the recognition of certain one-time items that increased the current year’s effective tax rate.

As of June 30, 2014, the Company’s cumulative liability for gross unrecognized tax benefits was $12,791.  At December 31, 2013, the Company’s cumulative liability for gross unrecognized tax benefits was $12,596.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statement of Income. The Company recognized $154 and $(58) for interest and $108 and $98 for penalties on its Condensed Consolidated Statement of Income for the three and six months ended June 30, 2014, respectively, and recognized $144 and $(333) for interest and $148 and $241 for penalties on its Condensed Consolidated Statement of Income for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, the Company had accrued $2,039 for cumulative interest and $2,181 for cumulative penalties, compared to $2,108 for cumulative interest and $2,100 for cumulative penalties at December 31, 2013.

During the three months ended June 30, 2014, there were no expirations of statutes of limitations for uncertain tax positions.  During the three months ended June 30, 2013, the Company recognized a decrease in its cumulative liability for gross unrecognized tax benefits of approximately $8 due to the expiration of the applicable statutes of limitations for certain tax years.

During the six months ended June 30, 2014, the Company recognized a $1,075 decrease in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.  During the six months ended June 30, 2013, the Company recognized a $1,695 decrease in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.

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
(Dollars in thousands, except share and per share amounts)
(Unaudited)

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

On November 29, 2013, the Italian tax authorities issued a tax assessment for the tax year 2008, raising identical issues as the assessment for 2007, noted above.  On March 28, 2014, the Company filed an appeal with the Provincial Tax Court of Varese.  The Company filed a request for competent authority relief between the Italian and Dutch tax authorities and intends to file a similar request with the Spanish authorities.

Related to each of the above events, the Company and outside counsel believe we should prevail on the merits of each case.  Therefore, the Company does not believe it has any exposures warranting an uncertain tax position reserve as of June 30, 2014.

Note 9 – Earnings Per Share

The following table summarizes earnings per share calculations for the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$15,427	$16,083	$28,157	$29,702
Less: income allocated to participating securities	(134)	(139)	(245)	(249)
Net income available to common shareholders	$15,293	$15,944	$27,912	$29,453
Basic weighted average common shares outstanding	13,118,025	13,037,822	13,104,837	13,019,991
Basic earnings per common share	$1.17	$1.22	$2.13	$2.26

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$15,427	$16,083	$28,157	$29,702
Less: income allocated to participating securities	(133)	(138)	(245)	(248)
Net income available to common shareholders	$15,294	$15,945	$27,912	$29,454
Basic weighted average common shares outstanding	13,118,025	13,037,822	13,104,837	13,019,991
Effect of dilutive securities	21,388	24,918	20,449	27,314
Diluted weighted average common shares outstanding	13,139,413	13,062,740	13,125,286	13,047,305
Diluted earnings per common share	$1.16	$1.22	$2.13	$2.26

The following number of stock options and restricted stock units are not included in diluted earnings per share since the effect would have been anti-dilutive: 6,579 and 6,170 for the three months ended June 30, 2014 and June 30, 2013, respectively, and 4,824 and 4,520 for the six months ended June 30, 2014 and June 30, 2013, respectively.

Note 10 – Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the six months ended June 30, 2014 are as follows and the Company has recorded no impairment charges in the past:

	North			South
	America	EMEA	Asia/Pacific	America	Total
Balance as of December 31, 2013	$28,127	$11,184	$15,018	$3,822	$58,151
Currency translation adjustments	308	172	231	59	770
Balance as of June 30, 2014	$28,435	$11,356	$15,249	$3,881	$58,921

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2014 and December 31, 2013 are as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
Definite-lived intangible assets	2014	2013	2014	2013
Customer lists and rights to sell	$33,607	$33,559	$11,234	$10,221
Trademarks and patents	6,830	6,838	3,532	3,202
Formulations and product technology	5,808	5,808	3,802	3,709
Other	5,543	5,544	4,663	4,445
Total	$51,788	$51,749	$23,231	$21,577

The Company recorded $1,628 and $1,763 of amortization expense in the six months ended June 30, 2014 and June 30, 2013, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2014	$3,257
For the year ended December 31, 2015	$3,257
For the year ended December 31, 2016	$2,781
For the year ended December 31, 2017	$2,121
For the year ended December 31, 2018	$2,097
For the year ended December 31, 2019	$2,097

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at June 30, 2014.

Note 11 – Debt

The Company’s primary credit line is a $300,000 syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which matures in June 2018.  The maximum amount available under this facility can be increased to $400,000 at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Access to this facility is dependent on meeting certain financial, acquisition and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  At June 30, 2014 and December 31, 2013, the consolidated leverage ratio was below 1.0 to 1 and the Company was also in compliance with all of the facility's other covenants.  At June 30, 2014, the Company had approximately $7,500 outstanding under this facility.  At December 31, 2013, the Company had no borrowings outstanding under this facility.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 12 – Equity and Noncontrolling Interest

The following table presents the changes in equity and noncontrolling interest for the three and six months ended June 30, 2014 and June 30, 2013:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at March 31, 2014	$13,227	$100,429	$267,707	$(33,015)	$9,660	$358,008
Net income	—	—	15,427	—	515	15,942
Amounts reported in other comprehensive income	—	—	—	1,428	(5)	1,423
Dividends ($0.30 per share)	—	—	(3,973)	—	—	(3,973)
Distributions to noncontrolling affiliate shareholders	—	—	—	—	(657)	(657)
Acquisition of noncontrolling interest	—	(6,450)	—	—	(1,127)	(7,577)
Share issuance and equity-based compensation plans	15	1,501	—	—	—	1,516
Excess tax benefit from stock option exercises	—	28	—	—	—	28
Balance at June 30, 2014	$13,242	$95,508	$279,161	$(31,587)	$8,386	$364,710

Balance at March 31, 2013	$13,140	$95,775	$225,790	$(41,747)	$9,015	$301,973
Net income	—	—	16,083	—	592	16,675
Amounts reported in other comprehensive income	—	—	—	(3,505)	(831)	(4,336)
Dividends ($0.25 per share)	—	—	(3,293)	—	—	(3,293)
Share issuance and equity-based compensation plans	28	1,227	—	—	—	1,255
Excess tax benefit from stock option exercises	—	83	—	—	—	83
Balance at June 30, 2013	$13,168	$97,085	$238,580	$(45,252)	$8,776	$312,357

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at December 31, 2013	$13,196	$99,038	$258,285	$(34,700)	$8,877	$344,696
Net income	—	—	28,157	—	1,094	29,251
Amounts reported in other comprehensive income	—	—	—	3,113	199	3,312
Dividends ($0.55 per share)	—	—	(7,281)	—	—	(7,281)
Distributions to noncontrolling affiliate shareholders	—	—	—	—	(657)	(657)
Acquisition of noncontrolling interest	—	(6,450)	—	—	(1,127)	(7,577)
Share issuance and equity-based compensation plans	46	2,653	—	—	—	2,699
Excess tax benefit from stock option exercises	—	267	—	—	—	267
Balance at June 30, 2014	$13,242	$95,508	$279,161	$(31,587)	$8,386	$364,710

Balance at December 31, 2012	$13,095	$94,470	$215,390	$(41,855)	$8,576	$289,676
Net income	—	—	29,702	—	1,164	30,866
Amounts reported in other comprehensive income	—	—	—	(3,397)	(964)	(4,361)
Dividends ($0.495 per share)	—	—	(6,512)	—	—	(6,512)
Share issuance and equity-based compensation plans	73	2,163	—	—	—	2,236
Excess tax benefit from stock option exercises	—	452	—	—	—	452
Balance at June 30, 2013	$13,168	$97,085	$238,580	$(45,252)	$8,776	$312,357

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following tables show the reclassifications from and resulting balances of accumulated other comprehensive loss for the three and six months ended June 30, 2014 and June 30, 2013:

			Unrealized
	Currency	Defined	gain (loss) in
	translation	benefit	available-for-
	adjustments	pension plans	sale securities	Total
Balance at March 31, 2014	$2,222	$(36,887)	$1,650	$(33,015)
Other comprehensive income before reclassifications	986	120	842	1,948
Amounts reclassified from accumulated other comprehensive loss	—	762	(1,101)	(339)
Current period other comprehensive income (loss)	986	882	(259)	1,609
Related tax amounts	—	(269)	88	(181)
Net current period other comprehensive income (loss)	986	613	(171)	1,428

Balance at June 30, 2014	$3,208	$(36,274)	$1,479	$(31,587)

Balance at March 31, 2013	$1,706	$(45,608)	$2,155	$(41,747)
Other comprehensive loss before reclassifications	(3,352)	(214)	(289)	(3,855)
Amounts reclassified from accumulated other comprehensive loss	—	1,065	(795)	270
Current period other comprehensive (loss) income	(3,352)	851	(1,084)	(3,585)
Related tax amounts	—	(289)	369	80
Net current period other comprehensive (loss) income	(3,352)	562	(715)	(3,505)

Balance at June 30, 2013	$(1,646)	$(45,046)	$1,440	$(45,252)

			Unrealized
	Currency	Defined	gain (loss) in
	translation	benefit	available-for-
	adjustments	pension plans	sale securities	Total
Balance at December 31, 2013	$1,152	$(37,433)	$1,581	$(34,700)
Other comprehensive income before reclassifications	2,056	144	1,505	3,705
Amounts reclassified from accumulated other comprehensive loss	—	1,531	(1,659)	(128)
Current period other comprehensive income (loss)	2,056	1,675	(154)	3,577
Related tax amounts	—	(516)	52	(464)
Net current period other comprehensive income (loss)	2,056	1,159	(102)	3,113

Balance at June 30, 2014	$3,208	$(36,274)	$1,479	$(31,587)

Balance at December 31, 2012	$3,336	$(46,914)	$1,723	$(41,855)
Other comprehensive (loss) income before reclassifications	(4,982)	549	859	(3,574)
Amounts reclassified from accumulated other comprehensive loss	—	2,120	(1,288)	832
Current period other comprehensive (loss) income	(4,982)	2,669	(429)	(2,742)
Related tax amounts	—	(801)	146	(655)
Net current period other comprehensive (loss) income	(4,982)	1,868	(283)	(3,397)

Balance at June 30, 2013	$(1,646)	$(45,046)	$1,440	$(45,252)

Approximately 30% and 70% of the amounts reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income for defined benefit retirement plans during the three and six months ended June 30, 2014 and June 30, 2013 were recorded in cost of goods sold and SG&A, respectively.  See Note 6 of Notes to Condensed Consolidated Financial Statements for further information.  All reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the Company’s equity interest in a captive insurance company and are recorded in equity in net income of associated companies.  The amounts reported in other comprehensive income for noncontrolling interest are related to currency translation adjustments.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 13 – Business Acquisitions

In June 2014, the Company acquired the remaining 49% ownership interest in its Australian affiliate, Quaker Chemical (Australasia) Pty. Limited ("QCA") for A$8,000, or approximately $7,577, from its joint venture partner, Nuplex Industries.  QCA is a part of the Asia/Pacific reportable operating segment.  As this acquisition was a change in an existing controlling ownership, the Company recorded $6,450 of excess of purchase price over the carrying value of its noncontrolling interest in Additional Paid in Capital.

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

In January 2013, the Company acquired a chemical milling maskants distribution network for net consideration of approximately $647, which was assigned to the North America reportable operating segment.  The Company also assumed an additional $100 hold-back of consideration for potential indemnity obligations, which was paid to the former shareholders during the first quarter of 2014.  The acquired intangible was allocated to the Company’s customer lists and rights to sell intangible assets and will be amortized over 5 years.

Certain pro forma and other disclosures have not been provided for these acquisitions because the effects were not material.

Note 14 – Fair Value Measurements

The Company values its company-owned life insurance policies, various deferred compensation assets and liabilities, and certain acquisition related consideration at fair value.  The Company’s assets and liabilities subject to fair value measurement are as follows:

		Fair Value Measurements at June 30, 2014
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	June 30, 2014	Level 1	Level 2	Level 3
Company-owned life insurance	$1,338	$—	$1,338	$—
Company-owned life insurance - Deferred compensation assets	331	—	331	—
Other deferred compensation assets
Large capitalization registered investment companies	67	67	—	—
Mid capitalization registered investment companies	7	7	—	—
Small capitalization registered investment companies	13	13	—	—
International developed and emerging markets registered investment
companies	40	40	—	—
Fixed income registered investment companies	7	7	—	—

Total	$1,803	$134	$1,669	$—

		Fair Value Measurements at June 30, 2014
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	June 30, 2014	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$388	$388	$—	$—
Mid capitalization registered investment companies	106	106	—	—
Small capitalization registered investment companies	89	89	—	—
International developed and emerging markets registered investment
companies	198	198	—	—
Fixed income registered investment companies	41	41	—	—
Fixed general account	156	—	156	—
Acquisition-related consideration	62	—	—	62

Total	$1,040	$822	$156	$62

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
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

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms.  The fair values of other deferred compensation assets and liabilities are based on quoted prices in active markets.  The fair value of the Summit earnout was based on unobservable inputs and was classified as Level 3.  At December 31, 2013, the significant input and assumption was the discount rate used to present value the liability.  The fair value of the obligation related to a non-competition agreement is also based on unobservable inputs and is classified as Level 3.  The significant inputs and assumptions for the obligation related to the non-competition agreement is management’s estimate of the discount rate used to present value the liability.  A significant change in any Level 3 assumption in isolation would result in increases or decreases to the fair value measurements of the acquisition-related consideration.

Changes in the fair value of the Level 3 liabilities during the six months ended June 30, 2014 were as follows:

		Non-competition
	Earnout	Agreement
	Summit	Obligation	Total
Balance at December 31, 2013	$4,697	$179	$4,876
Interest accretion	12	8	20
Payments	(4,709)	(125)	(4,834)
Balance at June 30, 2014	$—	$62	$62

Quantitative information about the Company’s Level 3 fair value measurements at June 30, 2014 was as follows:

	Fair value at June 30, 2014	Valuation technique	Unobservable input	Input value
Non-competition agreement obligation	62	Discounted cash flow	Discount rate	14.0%
Summit earnout	-	Discounted cash flow	Discount rate	14.5%

The Company settled its obligation related to the Summit earnout liability with a payment of $4,709 to its former shareholders in April 2014.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 15 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary.  In voluntary coordination with the Santa Ana California Regional Water Quality Board (“SACRWQB”), ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”).  On or about December 18, 2004, the Orange County Water District (“OCWD”) filed a civil complaint in Superior Court in Orange County, California against ACP and other parties potentially responsible for groundwater contamination.   OCWD was seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater.  Effective October 17, 2007, ACP and OCWD settled all claims related to this litigation.  Pursuant to the settlement agreement with OCWD, ACP agreed to pay $2,000.  In addition to the $2,000 payment, ACP agreed to operate the two existing groundwater treatment systems associated with its extraction wells P-2 and P-3 so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of PERC are below the current Federal maximum contaminant level for four consecutive quarterly sampling events.  On September 11, 2012, ACP received a letter from the SACRWQB advising that no further action is required to remediate the soil contamination on site and on February 20, 2014, SACRWQB notified ACP that it could cease extraction and treatment of groundwater at well P-3.  As of June 30, 2014, the Company believes that the range of potential-known liabilities associated with the ACP water remediation program is approximately $310 to $625, for which the Company has sufficient reserves.

The low and high ends of the range are based on the length of operation of well P-2 as determined by groundwater modeling with planned higher maintenance costs in later years if a longer treatment period is required.  Costs of operation include the operation and maintenance of the extraction well, groundwater monitoring and program management.  The duration of the well operation was estimated based on historical trends in concentrations in the monitoring well within the proximity of the applicable extraction well.  Also factored into the model was the impact of water injected into the underground aquifer from a planned water treatment system to be installed by OCWD adjacent to P-2.  Based on the modeling, it is estimated that P-2 will operate for another six months to one and a half years.  Operation and maintenance costs were based on historical expenditures and estimated inflation.  As mentioned above, a significantly higher maintenance expense was factored into the range if the system operates for the longer period.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware. Approximately $171 and $205 was accrued at June 30, 2014 and December 31, 2013, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos.  The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received.  To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary.  Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $2,700 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies.  A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted. The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary.  In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and early 2007 for $15,000 and $20,000, respectively.  The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation.  During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007.  The agreement continues until terminated and can only be terminated by either party by providing the other party with a minimum of two years prior written notice.  As of June 30, 2014, no notice of termination has been given under this agreement.  At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits. The Company also believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers.  Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
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

Since its inception, the subsidiary had been consistent in its VAT collection and remittance practices and had never been contacted by any tax authority relative to VAT.  The subsidiary later determined that for certain products, a portion of the VAT was incorrectly paid and that the total VAT due exceeds the amount originally collected and remitted by the subsidiary.  In response, the subsidiary modified its VAT invoicing and payment procedures to eliminate or mitigate future exposures.  In 2010, three jurisdictions contacted the subsidiary and, since then, the subsidiary has either participated in an amnesty program or entered into a settlement whereby it paid a reduced portion of the amounts owed in resolution of those jurisdictions’ claims.  In late 2013, an additional jurisdiction issued an assessment against the subsidiary for certain tax years.  The subsidiary has filed an appeal of the assessment alleging certain errors by such jurisdiction related to the assessment.

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

In 2010, the Company recorded a net charge of $4,132, which consisted of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries.  At June 30, 2014 and December 31, 2013, the Company had no remaining accrual, related to the 2010 charges for payments to be made under the tax dispute settlements entered into by the subsidiary, noted above.  In the fourth quarter of 2013, the Company recorded a net charge of $796, representing the Company’s best estimate that ultimately may be paid related to the 2013 assessment referenced above.

The charges taken by the Company in 2010 and in the fourth quarter of 2013 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $8,500 with one jurisdiction representing approximately 80 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

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

The Company’s second quarter of 2014 was highlighted by a solid operating performance, with net sales growing 3.5% from the second quarter of 2013, primarily on increased product volumes.  These higher sales volumes increased the Company’s gross profit from the second quarter of 2013.  Gross margin percentage, however, decreased in the second quarter of 2014 to 35.7% from 36.4% in the second quarter of 2013.  This decrease was due to higher raw material costs, a change in price and product mix and additional manufacturing expenses to finalize the cost streamlining initiative in EMEA that began in 2013.  Selling, general and administrative expenses (“SG&A”) decreased $0.3 million in the second quarter of 2014 compared to the second quarter of 2013, as higher labor related costs and acquisition related costs were more than offset by lower incentive compensation costs and prior year expenses related to the cost streamlining initiative in South America.  The increase to the Company’s operating income during the second quarter of 2014 was supplemented by higher interest income and a lower tax rate, which are further discussed in the Company’s consolidated operations review section below.

Overall, the Company’s second quarter of 2014 operating performance was driven by the North America region, which experienced increased volumes and a slight improvement in gross margins on an improved domestic economy.  The strong performance in North America was partially offset by lower operating results in the Company’s other three regions.  EMEA’s decreased performance from the second quarter of 2013 was primarily driven by expenses to finalize the cost streamlining initiative that began in 2013.  In the Asia/Pacific region, higher labor related costs offset gross profit gains from increased sales.  Finally, South America sales were negatively impacted by low production in Brazil, as well as foreign exchange, which impacted both price and margin.

The net result was earnings per diluted share of $1.16 for the second quarter of 2014 compared to earnings per diluted share of $1.22 for the second quarter of 2013, with non-GAAP earnings per diluted share of $1.11 for the second quarter of 2014 increasing 11% from $1.00 for the second quarter of 2013.  In addition, the Company’s second quarter of 2014 adjusted EBITDA increased 6% to $25.8 million from $24.5 million in the second quarter of 2013, consistent with the operating income trends discussed above.  See the Non-GAAP Measures section in this Item, below.

The Company generated net operating cash flows of approximately $10.1 million in the second quarter of 2014, which increased its year-to-date net operating cash flow to $8.3 million, compared to $27.5 million for the first six months of 2013.  The Company’s second quarter of 2014 operating cash flow continued to be impacted by working capital investment, as its accounts receivable levels increased primarily from higher sales volumes at the end of the second quarter of 2014 and a further delay in timing of cash receipts, its inventory was slightly higher due to a further build of raw material stock levels, and its accounts payable were down due to timing of payments to third party suppliers.

Overall, the Company is pleased with its performance in the second quarter of 2014, given the current uneven global economy, as well as negative impacts due to foreign exchange.  Specifically, the Company’s earnings growth is an indication that its business model and competitive positioning continue to serve the Company well.  In addition, the Company was able to complete the acquisition of the remaining ownership interest in its Australian affiliate, which will further the Company’s footprint in a market with several growth opportunities.  Furthermore, the Company’s liquidity remains its strength, as its cash position continued to exceed its debt at June 30, 2014 and, also, the Company’s consolidated leverage ratio continued to be less than one times EBITDA.  Going forward, the Company continues to expect modest growth in most of its major markets, although some countries, such as India and Brazil, could continue to be challenging.  Also, the Company is beginning to experience an increase in some raw material costs throughout some of its markets.  However, the Company believes its track record of increasing market share and leveraging recent acquisitions will continue, which should help offset these potential market issues.  Overall, the Company remains confident in its future and expects 2014 to be another good year for Quaker as it strives to increase revenue and earnings for the fifth consecutive year.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $60.2 million at June 30, 2014 from $68.5 million at December 31, 2013.  The $8.3 million decrease was the result of $8.3 million of cash provided by operating activities, $4.5 million of cash used in investing activities, $12.0 million of cash used in financing activities and $0.1 million of a decrease due to foreign exchange.

Net cash flows provided by operating activities were $8.3 million in the first six months of 2014 compared to $27.5 million provided by operating activities in the first six months of 2013.  The Company’s $19.2 million lower operating cash flow was primarily due to higher working capital investment during the first six months of 2014 compared to the first six months of 2013.  Specifically, the Company had higher cash outflows from accounts receivable primarily due to increased sales at the end of the second quarter of 2014 and a further delay in timing of cash receipts.  Also, the Company had higher cash outflows from inventory due to reestablishing safety stock levels that were low at year-end 2013 and higher cash outflows from accounts payable and accrued liabilities primarily related to higher annual incentive compensation payouts on the Company’s improved performance in the prior year.   In addition, the Company’s operating cash flow comparison was also affected by a dividend distribution received in the prior year from its captive insurance equity affiliate of $2.0 million.

Net cash flows used in investing activities decreased from $7.0 million in the first six months of 2013 to $4.5 million in the first six months of 2014.   The $2.5 million decrease of cash used in investing activities was primarily the result of lower payments for acquisitions, as the Company paid $2.5 million in the first six months of 2013 for a business that primarily related to tin plating and a chemical milling maskants distribution network for the Company’s North American segment.  In addition, the Company had higher cash inflow during the first six months of 2014 from a change in the Company’s restricted cash, which is dependent upon the timing of claims and payments associated with the subsidiary’s asbestos litigation.  These increases were partially offset by higher payments for property, plant and equipment during the first six months of 2014 for information technology development and other related initiatives primarily in its EMEA segment, compared to higher payments during the first six months of 2013 for the expansion of the Company’s Asia/Pacific facilities.

Net cash flows used in financing activities were $12.0 million in the first six months of 2014 compared to $13.5 million of cash used in financing activities in the first six months of 2013.  The $1.5 million decrease in cash used in financing activities was due to a change from repayments of external debt on the Company’s revolving credit line made during the first six months of 2013 compared to the current year borrowings on the Company’s revolving credit line.  The current year borrowings were primarily used to fund the $7.5 million purchase of the remaining interest in the Company’s Australian affiliate, a payment of an acquisition-related earnout and a dividend to a noncontrolling affiliate shareholder.

The Company’s primary credit line is a $300.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which matures in June 2018. At the Company’s option, the principal amount available can be increased to $400.0 million if the lenders agree to increase their commitments and the Company satisfies certain conditions.  At June 30, 2014, the Company had $7.5 million of borrowings outstanding under this facility, compared to no borrowings outstanding as of December 31, 2013.  The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.50 to 1. At June 30, 2014 and December 31, 2013, the consolidated leverage ratio was below 1.0 to 1 and the Company was also in compliance with all of the facility’s other covenants.

At June 30, 2014, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $17.0 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $10.9 million as a result of offsetting benefits in other tax jurisdictions.

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

The following is a reconciliation between the non-GAAP (unaudited) financial measure of non-GAAP earnings per diluted share to its most directly comparable GAAP (unaudited) measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
GAAP earnings per diluted share attributable to Quaker Chemical Corporation
Common Shareholders	$1.16	$1.22	$2.13	$2.26
UK pension plan amendment per diluted share	—	—	0.05	—
Mineral oil excise tax refund per diluted share	—	(0.14)	—	(0.14)
Change in acquisition-related earnout liability per diluted share	—	0.03	—	0.03
Cost streamlining initiatives per diluted share	0.02	0.02	0.02	0.02
Currency conversion impacts of the Venezuelan Bolivar Fuerte per diluted share	0.02	—	0.02	0.03
Equity income in a captive insurance company per diluted share	(0.09)	(0.13)	(0.15)	(0.24)

Non-GAAP earnings per diluted share	$1.11	$1.00	$2.07	$1.96

The following is a reconciliation between the non-GAAP (unaudited) financial measure of adjusted EBITDA to its most directly comparable GAAP (unaudited) financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income attributable to Quaker Chemical Corporation	$15,427	$16,083	$28,157	$29,702
Depreciation and amortization	3,824	3,953	7,712	7,888
Interest expense	581	762	1,106	1,506
Taxes on income before equity in net income of associated companies	6,538	6,828	13,084	10,961
Equity income in a captive insurance company	(1,225)	(1,696)	(2,071)	(3,131)
Mineral oil excise tax refund	—	(2,540)	—	(2,540)
Change in acquisition-related earnout liability	—	675	—	675
Cost streamlining initiatives	348	402	348	402
Currency conversion impacts of the Venezuelan Bolivar Fuerte	321	—	321	357
UK pension plan amendment	—	—	902	—

Adjusted EBITDA	$25,814	$24,467	$49,559	$45,820

Out-of-Period Adjustment

During 2012, the Company reassessed its ability to significantly influence the operating and financial policies of its captive insurance equity affiliate, Primex.  Based on its ownership percentage and other factors, the Company determined that, during 2012, the Company obtained the ability to significantly influence Primex and, as a result, changed its method of accounting from the cost to equity method.   During the first quarter of 2013, the Company identified errors in Primex’s estimated 2012 financial statements, which primarily related to a reinsurance contract held by Primex.  The identified errors resulted in a cumulative $1.0 million understatement of the Company’s equity in net income from associated companies for the year ended December 31, 2012.  The Company corrected the errors related to Primex in the first quarter of 2013, which had the net effect of increasing equity in net income from associated companies by $1.0 million for the three months ended March 31, 2013.  The Company did not believe this adjustment was material to its consolidated financial statements for the years ended December 31, 2012 or December 31, 2013 and, therefore, did not restate any prior period amounts.  See Note 3 of Notes to Condensed Consolidated Financial Statements.

Consolidated Operations Review

Comparison of the Second Quarter of 2014 with the Second Quarter of 2013

Net sales for the second quarter of 2014 of $191.3 million increased approximately 3.5% from net sales of $184.8 million for the second quarter of 2013.  Product volumes, including acquisitions, increased net sales by 3% and changes due to price and product mix increased net sales by 1%, net of a slight decrease of less than 1% due to foreign exchange rate translation.

Gross profit increased approximately $0.9 million, or approximately 1%, from the second quarter of 2013 on the increase in sales volumes, noted above.  The Company’s gross margin decreased to 35.7% for the second quarter of 2014 from 36.4% for the second quarter of 2013, which was primarily driven by a change in price and product mix and $0.3 million, or $0.02 per diluted share, of expenses to finalize the manufacturing cost streamlining initiative that began in the prior year in our EMEA segment.

Selling, general and administrative expenses (“SG&A”) decreased approximately $0.3 million from the second quarter of 2013.  The Company’s decrease in SG&A was driven by lower incentive compensation costs in the current quarter and $0.4 million, or $0.02 per diluted share, of additional costs in the prior year related to a South American cost streamlining initiative, partially offset by higher labor related costs associated with higher sales and general year-over-year merit increases and additional acquisition related costs.

The Company had other income of $0.1 million in the second quarter of 2014 compared to $2.3 million in the second quarter of 2013, which primarily consisted of the prior year mineral oil excise tax refund of $2.5 million, or $0.14 per diluted share, net of expense related to a change in an acquisition-related earnout liability of $0.7 million, or $0.03 per diluted share.

Interest expense was lower in the second quarter of 2014 compared to the second quarter of 2013, primarily due to decreases in average borrowings and interest rates.  Interest income was higher in the second quarter of 2014 compared to the second quarter of 2013, primarily due to interest received on several tax-related credits and an increase in the level of the Company’s cash on hand in the current period.

The Company’s effective tax rates for the second quarters of 2014 and 2013 were generally consistent at 30.6% and 31.7%, respectively, with certain timing items slightly decreasing the current quarter’s effective tax rate.

Equity in net income of associated companies (“equity income”) decreased $0.8 million from the second quarter of 2013 to the second quarter of 2014.  The primary component of the Company’s equity income is its interest in a captive insurance company.  Earnings attributable to this equity interest were $1.2 million, or $0.09 per diluted share, for the second quarter of 2014 compared to $1.7 million, or $0.13 per diluted share, for the second quarter of 2013.  In addition, the Company’s equity income for the second quarter of 2014 includes a currency charge of approximately $0.3 million, or $0.02 per diluted share, related to the conversion of certain Venezuelan Bolivar Fuerte to U.S. Dollars.

Changes in foreign exchange rates, excluding the current quarter conversion of certain Venezuelan Bolivar Fuerte, negatively impacted the second quarter of 2014 net income by approximately $0.1 million, or $0.01 per diluted share.

Comparison of the First Six Months of 2014 with the First Six Months of 2013

Net sales for the first six months of 2014 of $373.0 million increased 3% from $361.0 million for the first six months of 2013.  Product volumes, including acquisitions, increased net sales by 4% across most regions, which were net of a decrease of approximately $3.2 million, or 1%, due to foreign exchange rate translation.

Gross profit increased approximately $3.4 million, or approximately 3%, from the first six months of 2013, which was primarily driven by the increase in sales volumes, noted above, on stable gross margins of 35.7% and 36.0% for the first six months of 2014 and the first six months of 2013, respectively.

SG&A increased approximately $0.3 million from the first six months of 2013.  The SG&A increase was primarily due to customary labor related costs associated with higher sales and general year-over-year merit increases, acquisition related costs and, also, $0.9 million, or $0.05 per diluted share, of additional costs related to an amendment to the Company’s pension plan in the United Kingdom.  These increases to the first six months of 2014 SG&A were net of lower incentive compensation costs, decreases in foreign currency exchange rate translation and additional costs of $0.4 million, or $0.02 per diluted share, of costs related to the prior year South American cost streamlining initiative.

The Company had other expense of $0.4 million in the first six months of 2014, which was primarily the result of foreign exchange losses net of third party license fee income.  Compared to the prior year, the Company had other income of $2.6 million in the first six months of 2013, which primarily consisted of the prior year mineral oil excise tax refund and third party license fees, net of the expense related to a change in an acquisition-related earnout liability, noted above.

Interest expense was lower in the first six months of 2014 compared to the first six months of 2013, primarily due to decreases in average borrowings and interest rates.  Interest income was higher in the first six months of 2014 compared to the first six months of 2013, primarily due to interest received on several tax-related credits and an increase in the level of the Company’s cash on hand in the current period.

The Company’s effective tax rates for the first six months of 2014 and 2013 were 32.5% and 28.3%, respectively.  The primary contributors to the increase in the Company’s effective tax rate were lower changes in reserves related to uncertain tax positions and certain one-time items that increased the first six months of 2014 effective tax rate.  Although the tax rate remains inflated above our full year expectation, the Company estimates its full year 2014 effective tax rate to approximate 31%. The Company has experienced and expects to further experience volatility in its effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, among other factors.

The decrease in the Company’s equity income of $1.0 million from the first six months of 2013 to the first six months of 2014 was primarily caused by lower earnings related to the Company’s equity interest in a captive insurance company.  Earnings attributable to this equity interest were $2.1 million, or $0.15 per diluted share, for the first six months of 2014 compared to $3.1 million, or $0.24 per diluted share, for the first six months of 2013, including a $1.0 million out-of-period adjustment.  See the Out-of-Period Adjustment section in this Item, above.   In addition, the Company’s equity income for both the first six months of 2014 and the first six months of 2013 include currency charges related to the conversion of Venezuelan Bolivar Fuerte to the U.S. Dollar of $0.3 million, or $0.02 per diluted share, and $0.4 million, or $0.03 per diluted share, respectively.

Changes in foreign exchange rates negatively impacted the first six months of 2014 net income by approximately $0.8 million, or $0.06 per diluted share.

Reportable Operating Segment Review

The Company offers its industrial process fluids, chemical specialties and technical expertise to a wide range of industries in a global product portfolio throughout its four segments:  (i) North America, (ii) Europe, Middle East and Africa (“EMEA”), (iii) Asia/Pacific and (iv) South America.

Comparison of the Second Quarter of 2014 with the Second Quarter of 2013

North America

North America represented approximately 43% of the Company’s consolidated net sales in the second quarter of 2014, which increased approximately $5.8 million, or 8%, from the second quarter of 2013.  The increase in net sales was generally attributable to higher base product volumes, including acquisitions, of 8%.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $1.9 million, or 12%, from the second quarter of 2013.  The second quarter of 2014 increase was mainly driven by higher gross profit on the increases to net sales, noted above, and a slight margin improvement on a change in product mix, partially offset by higher labor-related costs on improved segment performance and general year-over-year merit increases.

EMEA

EMEA represented approximately 26% of the Company’s consolidated net sales in the second quarter of 2014, which increased approximately $1.1 million, or 2%, from the second quarter of 2013.  The increase in net sales was primarily caused by a positive foreign currency exchange rate translation of 4%, partially offset by decreases related to product volumes of 1% and price and product mix of 1%.  The foreign currency exchange rate translation impact was primarily due to an increase in the E.U. Euro to U.S. Dollar exchange rate, which averaged 1.37 in the second quarter of 2014 compared to an average of 1.31 in the second quarter of 2013.  This reportable segment’s operating earnings, excluding indirect expenses, decreased approximately $0.5 million, or 6%, from the second quarter of 2013.  The second quarter of 2014 decrease was mainly driven by lower gross margin, primarily related to the current quarter costs to finalize the prior year manufacturing cost streamlining initiative, and, also, higher labor-related costs on general year-over-year merit increases.

Asia/Pacific

Asia/Pacific represented approximately 24% of the Company’s consolidated net sales in the second quarter of 2014, which increased approximately $2.6 million, or 6%, from the second quarter of 2013.  The increase in net sales was primarily due to higher product volumes of 4% and an increase due to price and product mix of 3%, partially offset by a decrease from foreign currency exchange rate translation of 1%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Indian Rupee to U.S. Dollar exchange rate, which averaged 0.0167 in the second quarter of 2014 compared to 0.0180 in the second quarter of 2013.  This reportable segment’s operating earnings, excluding indirect expenses, decreased approximately $0.6 million, or 5%, from the second quarter of 2013.  The second quarter of 2014 decrease was mainly driven by lower gross margin due to a change in price and product mix and higher labor-related costs on general year-over-year merit increases.

South America

South America represented approximately 7% of the Company’s consolidated net sales in the second quarter of 2014, which decreased approximately $3.0 million, or 18%, from the second quarter of 2013.  The decrease in net sales was generally attributable to lower product volumes of 11% and a decrease from foreign currency exchange rate translation of 11%, partially offset by an increase in price and product mix of 4%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates, which averaged 0.45 and 0.12 in the second quarter of 2014 compared to 0.48 and 0.19 in the second quarter of 2013, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased approximately $1.5 million, or 62%, from the second quarter of 2013.  The second quarter of 2014 decrease was mainly driven by lower gross profit on the decreases to net sales, noted above, and a gross margin decline on a change in price and product mix, partially offset by the positive impacts from the cost streamlining initiatives taken in this segment during 2013.

Comparison of the First Six Months of 2014 with the First Six Months of 2013

North America

North America represented approximately 43% of the Company’s consolidated net sales in the first six months of 2014, which increased approximately $7.7 million, or 5%, from the first six months of 2013.  The increase in net sales was generally attributable to higher base product volumes, including acquisitions, of 7%, net of a 2% decrease related to price and product mix.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $2.5 million, or 8%, from the first six months of 2013.  The increase during the first six months of 2014 was mainly driven by higher gross profit on the increases to net sales, noted above, and a slight margin improvement on a change in product mix, partially offset by higher labor-related costs on improved segment performance and general year-over-year merit increases.

EMEA

EMEA represented approximately 27% of the Company’s consolidated net sales in the first six months of 2014, which increased approximately $3.6 million, or 4%, from the first six months of 2013.  The increase in net sales was primarily caused by a positive foreign currency exchange rate translation of 4% and an increase of 2% from higher product volumes, partially offset by decreases related to price and product mix of 2%.  The foreign currency exchange rate translation impact was primarily due to an increase in the E.U. Euro to U.S. Dollar exchange rate, which averaged 1.37 in the first six months of 2014 compared to an average of 1.31 in the first six months of 2013.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $0.7 million, or 4%, from the first six months of 2013.  The increase in the first six months of 2014 was mainly driven by the increases to net sales noted above, on stable margins, partially offset by additional costs in the current year to finalize the prior year manufacturing cost streamlining initiative and, also, higher labor-related costs on general year-over-year merit increases.

Asia/Pacific

Asia/Pacific represented approximately 23% of the Company’s consolidated net sales in the first six months of 2014, which increased approximately $6.5 million, or 8%, from the first six months of 2013.  The increase in net sales was primarily due to higher product volumes of 7% and an increase due to price and product mix of 3%, partially offset by a decrease from foreign currency exchange rate translation of 2%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Indian Rupee and Australian Dollar to U.S. Dollar exchange rates, which averaged 0.0165 and 0.91 in the first six months of 2014 compared to 0.0182 and 1.01 in the first six months of 2013, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased approximately $0.3 million, or 1%, from the first six months of 2013.  The decrease in the first six months of 2014 was mainly driven by lower gross margin due to a change in price and product mix and, also, higher labor-related costs on general year-over-year merit increases.

South America

South America represented approximately 7% of the Company’s consolidated net sales in the first six months of 2014, which decreased approximately $5.9 million, or 18%, from the first six months of 2013.  The decrease in net sales was generally attributable to lower product volumes of 9% and a decrease from foreign currency exchange rate translation of 15%, partially offset by an increase in price and product mix of 6%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates, which averaged 0.44 and 0.13 in the first six months of 2014 compared to 0.49 and 0.20 in the first six months of 2013, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased approximately $2.8 million, or 54%, from the first six months of 2013.  The first six months of 2014 decrease was mainly driven by lower gross profit on the decreases to net sales, noted above, and a gross margin decline on a change in product mix, partially offset by the positive impacts from the cost streamlining initiatives taken in this segment during 2013.

Factors That May Affect Our Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this Report and other materials filed or to be filed by Quaker with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

●	statements relating to our business strategy;
●	our current and future results and plans; and
●	statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions.

   Such statements include information relating, among other things, to current and future business activities, operational matters, capital spending, and financing sources. From time to time, forward-looking statements are also included in Quaker’s other periodic reports on Forms 10-K, 10-Q and 8-K, as well as in press releases and other materials released to, or statements made to, the public.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in Quaker’s subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. A major risk is that the Company’s demand is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production shutdowns. Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, terrorist attacks and other acts of violence. Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers. These risks, uncertainties and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed could also adversely affect us. Therefore, we caution you not to place undue reliance on our forward-looking statements. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended June 30, 2014.

PART II.
OTHER INFORMATION

Items 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 1.  Legal Proceedings.

Incorporated by reference is the information in Note 15 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report.

			(c)	(d)
			Total Number of	Maximum
			Shares Purchased as	Number of Shares that
	(a)	(b)	Part of	May Yet
	Total Number	Average	Publicly Announced	Be Purchased Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased (1)	Per Share (2)	or Programs (3)	Programs (3)
April 1 - April 30	—	$—	—	252,600
May 1 - May 31	—	$—	—	252,600
June 1 - June 30	344	$76.41	—	252,600

Total	344	$76.41	—	252,600

(1)
All of the 344 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options exercised, for the payment of taxes upon exercise of employee stock options or for the vesting of restricted stock.

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

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Margaret M. Loebl
Date: July 31, 2014	Margaret M. Loebl, Vice President, Chief Financial Officer and Treasurer (Officer duly authorized on behalf of, and Principal Financial Officer of, the Registrant)