Form 10-Q
period 2014-09-30
QUAKER CHEMICAL CORP
filed 2014-10-28
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on September 30, 2014	13,269,266

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I
FINANCIAL INFORMATION

Item 1.                                Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Statement of Income
(Dollars in thousands, except per share data)

	Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$198,867	$184,059	$571,827	$545,098
Cost of goods sold	128,567	118,069	368,197	349,186
Gross profit	70,300	65,990	203,630	195,912
Selling, general and administrative expenses	49,747	47,183	142,759	139,901
Operating income	20,553	18,807	60,871	56,011
Other income (expense), net	914	(685)	558	1,962
Interest expense	(641)	(717)	(1,747)	(2,223)
Interest income	642	267	1,990	665
Income before taxes and equity in net income of associated companies	21,468	17,672	61,672	56,415
Taxes on income before equity in net income of associated companies	5,724	5,972	18,808	16,933
Income before equity in net income of associated companies	15,744	11,700	42,864	39,482
Equity in net income of associated companies	375	1,605	2,506	4,689
Net income	16,119	13,305	45,370	44,171
Less: Net income attributable to noncontrolling interest	423	754	1,517	1,918
Net income attributable to Quaker Chemical Corporation	$15,696	$12,551	$43,853	$42,253
Per share data:
Net income attributable to Quaker Chemical Corporation Common
Shareholders – basic	$1.18	$0.95	$3.31	$3.21
Net income attributable to Quaker Chemical Corporation Common
Shareholders – diluted	$1.18	$0.95	$3.31	$3.21
Dividends declared	$0.300	$0.250	$0.850	$0.745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Comprehensive Income
(Dollars in thousands)

	Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$16,119	$13,305	$45,370	$44,171

Other comprehensive (loss) income, net of tax
Currency translation adjustments	(11,655)	2,272	(9,400)	(3,674)
Defined benefit retirement plans	1,797	(180)	2,956	1,688
Unrealized loss on available-for-sale securities	(214)	(333)	(316)	(616)
Other comprehensive (loss) income	(10,072)	1,759	(6,760)	(2,602)

Comprehensive income	6,047	15,064	38,610	41,569
Less: comprehensive income attributable to noncontrolling interest	(177)	(499)	(1,470)	(699)
Comprehensive income attributable to Quaker Chemical Corporation	$5,870	$14,565	$37,140	$40,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Balance Sheet
(Dollars in thousands, except par value and share amounts)

	Unaudited
	September 30, 2014	December 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$64,221	$68,492
Accounts receivable, net	188,982	165,629
Inventories
Raw materials and supplies	40,348	37,063
Work-in-process and finished goods	40,186	34,494
Prepaid expenses and other current assets	19,818	23,169
Total current assets	353,555	328,847
Property, plant and equipment, at cost	233,371	233,865
Less accumulated depreciation	(149,575)	(148,377)
Net property, plant and equipment	83,796	85,488
Goodwill	70,053	58,151
Other intangible assets, net	59,301	31,272
Investments in associated companies	21,149	19,397
Deferred income taxes	21,996	24,724
Other assets	34,360	36,267
Total assets	$644,210	$584,146

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$571	$1,395
Accounts and other payables	85,888	75,580
Accrued compensation	16,058	20,801
Other current liabilities	28,362	33,080
Total current liabilities	130,879	130,856
Long-term debt	62,009	17,321
Deferred income taxes	5,920	6,729
Other non-current liabilities	78,391	84,544
Total liabilities	277,199	239,450
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding
2014 – 13,269,266 shares; 2013 – 13,196,140 shares	13,269	13,196
Capital in excess of par value	96,717	99,038
Retained earnings	290,876	258,285
Accumulated other comprehensive loss	(41,413)	(34,700)
Total Quaker shareholders’ equity	359,449	335,819
Noncontrolling interest	7,562	8,877
Total equity	367,011	344,696
Total liabilities and equity	$644,210	$584,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statement of Cash Flows
(Dollars in thousands)

	Unaudited
	For the Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$45,370	$44,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,154	9,219
Amortization	2,754	2,621
Equity in undistributed earnings of associated companies, net of dividends	(2,306)	(2,525)
Deferred compensation and other, net	1,672	(50)
Stock-based compensation	3,959	3,133
(Gain) loss on disposal of property, plant and equipment	(125)	193
Insurance settlements realized	(1,214)	(731)
Pension and other postretirement benefits	178	(561)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(23,061)	(13,222)
Inventories	(9,143)	(4,569)
Prepaid expenses and other current assets	1,332	1,017
Accounts payable and accrued liabilities	9,470	13,256
Net cash provided by operating activities	38,040	51,952

Cash flows from investing activities
Investments in property, plant and equipment	(8,376)	(7,330)
Payments related to acquisitions, net of cash acquired	(51,947)	(2,478)
Proceeds from disposition of assets	178	391
Interest earned on insurance settlements	34	40
Change in restricted cash, net	1,180	691
Net cash used in investing activities	(58,931)	(8,686)

Cash flows from financing activities
Proceeds from long-term debt	45,000	—
Repayment of long-term debt	(1,106)	(12,289)
Dividends paid	(10,580)	(9,721)
Stock options exercised, other	(194)	(510)
Excess tax benefit related to stock option exercises	430	815
Purchase of a noncontrolling interest in an affiliate	(7,422)	—
Payment of acquisition-related earnout liability	(4,709)	—
Distributions to noncontrolling affiliate shareholders	(1,806)	(30)
Net cash provided by (used in) financing activities	19,613	(21,735)
Effect of exchange rate changes on cash	(2,993)	(133)
Net (decrease) increase in cash and cash equivalents	(4,271)	21,398
Cash and cash equivalents at beginning of period	68,492	32,547
Cash and cash equivalents at end of period	$64,221	$53,945

Supplemental cash flow disclosures:
Non-cash activities:
Accrued property, plant and equipment purchases	$—	$1,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the United States Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. During the first quarter of 2014, the Company revised its Consolidated Balance Sheet for December 31, 2013 with a $335 reduction to retained earnings and a corresponding increase to its long-term deferred tax liability, relating to an adjustment that would have occurred when the Company adopted the equity method of accounting for its interest in a captive insurance equity affiliate. Certain other reclassifications of prior year data have been made to improve comparability.  The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

Venezuela currently operates three local exchange markets to obtain U.S. Dollars:  the CADIVI, SICAD I and SICAD II.   Under generally accepted principles in the United States, Venezuela’s economy is considered to be hyper inflationary, so, accordingly, all gains and losses resulting from the remeasurement of the Company’s Venezuelan equity affiliate Kelko Quaker Chemical, S.A. (“Kelko”) to the CADIVI published exchange are required to be recorded directly to the Condensed Consolidated Statement of Income.   As of September 30, 2014, the Company has a $1,644 investment in Kelko, which is currently valued at the CADIVI exchange rate.  The Company currently does not have access to trade on the SICAD I exchange rate.  During the second quarter of 2014, the Company recorded a charge of $321, or $0.02 per diluted share, related to the conversion of certain Venezuelan Bolivar Fuerte to U.S. Dollars on the SICAD II exchange.  During the first quarter of 2013, the Venezuelan Government announced a devaluation of the Bolivar Fuerte, which resulted in a charge of $357, or $0.03 per diluted share.

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

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as the principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods.  Third-party products transferred under arrangements resulting in net reporting totaled $11,829 and $33,328 for the three and nine months ended September 30, 2014, respectively. Third-party products transferred under arrangements resulting in net reporting totaled $10,950 and $30,288 for the three and nine months ended September 30, 2013, respectively.

Note 2 – Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an accounting standard in August 2014 to outline specific requirements for an entity to evaluate its ability to continue as a going concern.  The new guidance requires a company to assess whether certain conditions or events exist at the date financial statements are issued that may raise substantial doubt about its ability to continue as a going concern for the next year.  If a company concludes that it is not able to continue as a going concern and it is not able to mitigate the conditions and events that resulted in the entity’s ability to continue as a going concern, footnote disclosure is required.  The guidance is effective for the annual and interim periods beginning after December 15, 2016.  Early adoption is permitted.  The Company is currently evaluating the effects of this guidance, but does not expect a material impact.

The FASB issued an accounting standard update in May 2014 regarding the accounting for and disclosures of revenue recognition.  Specifically, the update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which will be common to both GAAP and International Financial Reporting Standards (“IFRS”).  The model focuses on revenue recognition to reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including multiple performance obligations.  The guidance is effective for annual and interim periods beginning after December 15, 2016, which allows for full retrospective adoption of prior period data or a modified retrospective

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

adoption whereby the cumulative past effects are recorded and disclosed in the current period.  Early adoption is not permitted.  Currently, the Company is evaluating the effect that the guidance may have on its financial statements.

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

The following table presents information about the Company’s reported segments for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales
North America	$87,909	$79,602	$247,137	$231,111
EMEA	49,352	44,452	148,769	140,314
Asia/Pacific	49,601	44,063	136,661	124,593
South America	12,005	15,942	39,260	49,080
Total net sales	$198,867	$184,059	$571,827	$545,098

Operating earnings, excluding indirect operating expenses
North America	$17,771	$15,203	$51,350	$46,238
EMEA	8,589	6,781	24,794	22,332
Asia/Pacific	11,925	11,214	32,064	31,612
South America	883	2,598	3,281	7,830
Total operating earnings, excluding indirect operating expenses	39,168	35,796	111,489	108,012
Indirect operating expenses	(17,489)	(16,131)	(47,864)	(49,380)
Amortization expense	(1,126)	(858)	(2,754)	(2,621)
Consolidated operating income	20,553	18,807	60,871	56,011
Other income (expense), net	914	(685)	558	1,962
Interest expense	(641)	(717)	(1,747)	(2,223)
Interest income	642	267	1,990	665
Consolidated income before taxes and equity in net income of associated companies	$21,468	$17,672	$61,672	$56,415

Inter-segment revenue for the three and nine months ended September 30, 2014 was $2,605 and $6,411 for North America, $5,801 and $16,582 for EMEA, $127 and $329 for Asia/Pacific and zero for South America, respectively.  Inter-segment revenue for the three and nine months ended September 30, 2013 was $2,486 and $7,333 for North America, $5,771 and $15,427 for EMEA, $58 and $363 for Asia/Pacific and zero for South America, respectively.  However, all inter-segment transactions have been eliminated from each reportable operating segment’s net sales and earnings for all periods presented above.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 5 – Stock-Based Compensation

The Company recognized the following share-based compensation expense in selling, general and administrative expenses in its Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock options	$171	$140	$492	$378
Nonvested stock awards and restricted stock units	593	461	1,758	1,372
Employee stock purchase plan	18	17	54	43
Non-elective and elective 401(k) matching contribution in stock	413	347	1,561	1,283
Director stock ownership plan	32	16	94	57
Total share-based compensation expense	$1,227	$981	$3,959	$3,133

As of September 30, 2014 and September 30, 2013, the Company recorded $430 and $815, respectively, of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheets related to stock option exercises. The Company’s estimated taxes payable was sufficient to fully recognize these benefits as cash inflows from financing activities in its Condensed Consolidated Statement of Cash Flows, which represented the Company’s estimate of cash savings through the nine months ended September 30, 2014 and September 30, 2013, respectively.

Stock option activity under all plans is as follows:

			Weighted
			Average
		Weighted Average	Remaining
	Number of	Exercise Price per	Contractual
	Shares	Share	Term (years)
Options outstanding at December 31, 2013	75,251	$44.49
Options granted	37,048	73.47
Options exercised	(3,292)	42.24
Options outstanding at September 30, 2014	109,007	$54.41	5.1
Options exercisable at September 30, 2014	40,628	$39.76	4.0

As of September 30, 2014, the total intrinsic value of options outstanding was approximately $2,007, and the total intrinsic value of exercisable options was $1,330.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

A summary of the Company’s outstanding stock options at September 30, 2014 is as follows:

				Weighted	Weighted	Number	Weighted
			Number	Average	Average	Exercisable	Average
Range of			Outstanding	Contractual	Exercise	at	Exercise
Exercise Prices			at 9/30/2014	Life	Price	9/30/2014	Price
$0.00	-	$10.00	—	—	$—	—	$—
$10.01	-	$20.00	6,155	2.3	18.82	6,155	18.82
$20.01	-	$30.00	—	—	—	—	—
$30.01	-	$40.00	35,020	4.1	37.87	23,954	37.75
$40.01	-	$50.00	2,192	4.7	46.21	1,462	46.21
$50.01	-	$60.00	28,592	5.4	58.26	9,057	58.26
$60.01	-	$70.00	—	—	—	—	—
$70.01	-	$80.00	37,048	6.4	73.47	—	—
			109,007	5.1	54.41	40,628	39.76

As of September 30, 2014, unrecognized compensation expense related to options granted during 2012 was $91, for options granted during 2013 was $304 and for options granted in 2014 was $658.

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

Approximately $68 and $159 of expense was recorded on these options during the three and nine months ended September 30, 2014, respectively.  The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Activity of nonvested shares granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2013	115,984	$47.27
Granted	55,258	$73.80
Vested	(42,223)	$40.51
Forfeited	(3,895)	$37.01
Nonvested awards, September 30, 2014	125,124	$61.59

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of September 30, 2014, unrecognized compensation expense related to these awards was $4,916 to be recognized over a weighted average remaining period of 2.37 years.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Activity of nonvested restricted stock units granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	units	(per unit)
Nonvested awards, December 31, 2013	4,018	$49.71
Granted	3,140	$75.52
Nonvested awards, September 30, 2014	7,158	$61.03

The fair value of the nonvested restricted stock units is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of September 30, 2014, unrecognized compensation expense related to these awards was $243 to be recognized over a weighted average remaining period of 2.01 years.

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

Note 6 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three and nine months ended September 30, 2014 and September 30, 2013 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$716	$789	$5	$9	$2,186	$2,355	$15	$26
Interest cost and other	1,506	1,394	58	46	4,567	4,172	174	138
Expected return on plan assets	(1,588)	(1,476)	—	—	(4,796)	(4,417)	—	—
Actuarial loss amortization	763	989	16	8	2,311	2,961	48	24
Prior service cost amortization	(21)	23	—	—	830	155	—	—
Net periodic benefit cost	$1,376	$1,719	$79	$63	$5,098	$5,226	$237	$188

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

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2013, that it expected to make minimum cash contributions of $6,172 to its pension plans and $607 to its other postretirement benefit plan in 2014.  However, the Company exercised its option under the provisions of the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) to reduce its current contributions.  Currently, the Company expects to make minimum cash contributions of $5,257 to its pension plans and $607 to its other postretirement benefit plan in 2014.  As of September 30, 2014, $4,757 and $432 of contributions had been made to the Company’s pension plans and its other postretirement benefit plans, respectively.

Note 7 – Other Income (Expense)

Other Income (Expense) includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Change in fair value of acquisition-related earnout liability	$—	$—	$—	$(675)
Cost streamlining initiative	—	(211)	—	(211)
Income from third party license fees	181	168	736	716
Net foreign currency exchange gains (losses)	160	(635)	(824)	(840)
Net gain on fixed asset disposals	25	29	130	267
Non-income tax refunds	531	—	531	2,669
Other non-operating income	88	27	152	193
Other non-operating expense	(71)	(63)	(167)	(157)

Total other income (expense), net	$914	$(685)	$558	$1,962

Note 8 – Income Taxes and Uncertain Income Tax Positions

The Company's effective tax rate for the first nine months of 2014 of 30.5% was higher than the first nine months of 2013 effective tax rate of 30.0%.  Both effective tax rates reflect decreases in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.06 and $0.13 per diluted share for the nine months ended September 30, 2014 and September 30, 2013, respectively.  The earnings per diluted share impact related to changes in uncertain tax positions was lower in the current year.  However, this impact was offset by recording tax expense at the statutory tax rate of 25% at one of the Company’s entities in its Asia/Pacific region in the prior year, while it awaited recertification of a concessionary tax rate.

As of September 30, 2014, the Company’s cumulative liability for gross unrecognized tax benefits was $11,317.  At December 31, 2013, the Company’s cumulative liability for gross unrecognized tax benefits was $12,596.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statement of Income. The Company recognized $(6) and $(64) for interest and $(99) and $(1) for penalties on its Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2014, respectively, and recognized $39 and $(294) for interest and $101 and $342 for penalties on its Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, the Company had accrued $1,900 for cumulative interest and $1,939 for cumulative penalties, compared to $2,108 for cumulative interest and $2,100 for cumulative penalties at December 31, 2013.

During the three months ended September 30, 2014, the Company recognized a decrease in its cumulative liability for gross unrecognized tax benefits of $802 due to the expiration of the applicable statutes of limitations for certain tax years.  During the three months ended September 30, 2013, the Company recognized a decrease in its cumulative liability for gross unrecognized tax benefits of $472 due to the expiration of the applicable statutes of limitations for certain tax years.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

During the nine months ended September 30, 2014, the Company recognized a decrease in its cumulative liability for gross unrecognized tax benefits of $1,877 due to the expiration of the applicable statutes of limitations for certain tax years. During the nine months ended September 30, 2013, the Company recognized a decrease in its cumulative liability for gross unrecognized tax benefits of $2,167 due to the expiration of the applicable statutes of limitations for certain tax years.

The Company estimates that during the year ending December 31, 2014 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1,900 to $2,000 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ending December 31, 2014.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include Brazil from 2000, the Netherlands from 2008, the United Kingdom from 2009, Spain, China and Italy from 2010, the United States from 2011, and various domestic state tax jurisdictions from 1993.

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

On November 29, 2013, the Italian tax authorities issued a tax assessment for the tax year 2008, raising identical issues as the assessment for 2007, noted above.  On March 28, 2014, the Company filed an appeal with the Provincial Tax Court of Varese.  The Company filed a request for competent authority relief between the Italian and Dutch tax authorities, and between the Italian and Spanish tax authorities.

On August 4, 2014, the Italian tax authorities issued a tax assessment for the tax year 2009, raising identical issues as the assessments for 2007 and 2008, noted above.

Related to each of the above events, the Company and outside counsel believe we should prevail on the merits of each case.  Therefore, the Company does not believe it has any exposures warranting an uncertain tax position reserve as of September 30, 2014.

Note 9 – Earnings Per Share

The following table summarizes earnings per share calculations for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$15,696	$12,551	$43,853	$42,253
Less: income allocated to participating securities	(140)	(109)	(385)	(358)
Net income available to common shareholders	$15,556	$12,442	$43,468	$41,895
Basic weighted average common shares outstanding	13,133,668	13,062,417	13,114,553	13,034,289
Basic earnings per common share	$1.18	$0.95	$3.31	$3.21

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$15,696	$12,551	$43,853	$42,253
Less: income allocated to participating securities	(140)	(109)	(384)	(357)
Net income available to common shareholders	$15,556	$12,442	$43,469	$41,896
Basic weighted average common shares outstanding	13,133,668	13,062,417	13,114,553	13,034,289
Effect of dilutive securities	22,673	22,488	21,147	25,909
Diluted weighted average common shares outstanding	13,156,341	13,084,905	13,135,700	13,060,198
Diluted earnings per common share	$1.18	$0.95	$3.31	$3.21

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

The following number of stock options and restricted stock units are not included in diluted earnings per share since the effect would have been anti-dilutive: 6,146 and 2,858 for the three months ended September 30, 2014 and September 30, 2013, respectively, and 5,254 and 4,118 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Note 10 – Goodwill and Other Intangible Assets

The Company completed its annual impairment assessment as of the end of the third quarter of 2014 and no impairment charge was warranted.  The estimated fair value of each of the Company’s reporting units substantially exceeded its carrying value, with none of the Company’s reporting units at risk for failing step one of the goodwill impairment test.  In addition, the Company has recorded no impairment charges in the past.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2014 were as follows:

	North			South
	America	EMEA	Asia/Pacific	America	Total
Balance as of December 31, 2013	$28,127	$11,184	$15,018	$3,822	$58,151
Goodwill additions	13,429	—	—	—	13,429
Currency translation adjustments	(611)	(341)	(458)	(117)	(1,527)
Balance as of September 30, 2014	$40,945	$10,843	$14,560	$3,705	$70,053

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2014 and December 31, 2013 are as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
Definite-lived intangible assets	2014	2013	2014	2013
Customer lists and rights to sell	$53,894	$33,559	$11,812	$10,221
Trademarks and patents	6,628	6,838	3,628	3,202
Formulations and product technology	15,338	5,808	3,968	3,709
Other	6,540	5,544	4,791	4,445
Total	$82,400	$51,749	$24,199	$21,577

The Company recorded $2,754 and $2,621 of amortization expense in the nine months ended September 30, 2014 and September 30, 2013, respectively. Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2014	$4,198
For the year ended December 31, 2015	$5,777
For the year ended December 31, 2016	$5,302
For the year ended December 31, 2017	$4,643
For the year ended December 31, 2018	$4,619
For the year ended December 31, 2019	$4,543

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at September 30, 2014.

Note 11 – Debt

The Company’s primary credit line is a $300,000 syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which matures in June 2018.  The maximum amount available under this facility can be increased to $400,000 at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Access to this facility is dependent on meeting certain financial, acquisition and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  At September 30, 2014 and December 31, 2013, the consolidated leverage ratio was below 1.0 to 1 and the Company was also in compliance with all of the facility’s other covenants.  At September 30, 2014, the Company had approximately $45,000 outstanding under this facility.  At December 31, 2013, the Company had no borrowings outstanding under this facility.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 12 – Equity and Noncontrolling Interest

The following table presents the changes in equity and noncontrolling interest for the three and nine months ended September 30, 2014 and September 30, 2013:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at June 30, 2014	$13,242	$95,508	$279,161	$(31,587)	$8,386	$364,710
Net income	—	—	15,696	—	423	16,119
Amounts reported in other comprehensive income	—	—	—	(9,826)	(246)	(10,072)
Dividends ($0.30 per share)	—	—	(3,981)	—	—	(3,981)
Distributions to noncontrolling affiliate shareholders	—	—	—	—	(1,149)	(1,149)
Acquisition of noncontrolling interest	—	7	—	—	148	155
Share issuance and equity-based compensation plans	27	1,039	—	—	—	1,066
Excess tax benefit from stock option exercises	—	163	—	—	—	163
Balance at September 30, 2014	$13,269	$96,717	$290,876	$(41,413)	$7,562	$367,011

Balance at June 30, 2013	$13,168	$97,085	$238,580	$(45,252)	$8,776	$312,357
Net income	—	—	12,551	—	754	13,305
Amounts reported in other comprehensive income	—	—	—	2,014	(255)	1,759
Dividends ($0.25 per share)	—	—	(3,298)	—	—	(3,298)
Distributions to noncontrolling affiliate shareholders	—	—	—	—	(30)	(30)
Share issuance and equity-based compensation plans	19	368	—	—	—	387
Excess tax benefit from stock option exercises	—	363	—	—	—	363
Balance at September 30, 2013	$13,187	$97,816	$247,833	$(43,238)	$9,245	$324,843

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at December 31, 2013	$13,196	$99,038	$258,285	$(34,700)	$8,877	$344,696
Net income	—	—	43,853	—	1,517	45,370
Amounts reported in other comprehensive income	—	—	—	(6,713)	(47)	(6,760)
Dividends ($0.85 per share)	—	—	(11,262)	—	—	(11,262)
Distributions to noncontrolling affiliate shareholders	—	—	—	—	(1,806)	(1,806)
Acquisition of noncontrolling interest	—	(6,443)	—	—	(979)	(7,422)
Share issuance and equity-based compensation plans	73	3,692	—	—	—	3,765
Excess tax benefit from stock option exercises	—	430	—	—	—	430
Balance at September 30, 2014	$13,269	$96,717	$290,876	$(41,413)	$7,562	$367,011

Balance at December 31, 2012	$13,095	$94,470	$215,390	$(41,855)	$8,576	$289,676
Net income	—	—	42,253	—	1,918	44,171
Amounts reported in other comprehensive income	—	—	—	(1,383)	(1,219)	(2,602)
Dividends ($0.745 per share)	—	—	(9,810)	—	—	(9,810)
Distributions to noncontrolling affiliate shareholders	—	—	—	—	(30)	(30)
Share issuance and equity-based compensation plans	92	2,531	—	—	—	2,623
Excess tax benefit from stock option exercises	—	815	—	—	—	815
Balance at September 30, 2013	$13,187	$97,816	$247,833	$(43,238)	$9,245	$324,843

The following tables show the reclassifications from and resulting balances of accumulated other comprehensive loss for the three and nine months ended September 30, 2014 and September 30, 2013:

			Unrealized
	Currency	Defined	gain (loss) in
	translation	benefit	available-for-
	adjustments	pension plans	sale securities	Total
Balance at June 30, 2014	$3,208	$(36,274)	$1,479	$(31,587)
Other comprehensive (loss) income before reclassifications	(11,409)	1,698	(24)	(9,735)
Amounts reclassified from accumulated other comprehensive loss	—	759	(300)	459
Current period other comprehensive (loss) income	(11,409)	2,457	(324)	(9,276)
Related tax amounts	—	(660)	110	(550)
Net current period other comprehensive (loss) income	(11,409)	1,797	(214)	(9,826)

Balance at September 30, 2014	$(8,201)	$(34,477)	$1,265	$(41,413)

Balance at June 30, 2013	$(1,646)	$(45,046)	$1,440	$(45,252)
Other comprehensive income (loss) before reclassifications	2,527	(1,016)	494	2,005
Amounts reclassified from accumulated other comprehensive loss	—	1,019	(998)	21
Current period other comprehensive income (loss)	2,527	3	(504)	2,026
Related tax amounts	—	(183)	171	(12)
Net current period other comprehensive income (loss)	2,527	(180)	(333)	2,014

Balance at September 30, 2013	$881	$(45,226)	$1,107	$(43,238)

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

			Unrealized
	Currency	Defined	gain (loss) in
	translation	benefit	available-for-
	adjustments	pension plans	sale securities	Total
Balance at December 31, 2013	$1,152	$(37,433)	$1,581	$(34,700)
Other comprehensive (loss) income before reclassifications	(9,353)	1,842	1,481	(6,030)
Amounts reclassified from accumulated other comprehensive loss	—	2,290	(1,959)	331
Current period other comprehensive (loss) income	(9,353)	4,132	(478)	(5,699)
Related tax amounts	—	(1,176)	162	(1,014)
Net current period other comprehensive (loss) income	(9,353)	2,956	(316)	(6,713)

Balance at September 30, 2014	$(8,201)	$(34,477)	$1,265	$(41,413)

Balance at December 31, 2012	$3,336	$(46,914)	$1,723	$(41,855)
Other comprehensive (loss) income before reclassifications	(2,455)	(468)	1,353	(1,570)
Amounts reclassified from accumulated other comprehensive loss	—	3,140	(2,286)	854
Current period other comprehensive (loss) income	(2,455)	2,672	(933)	(716)
Related tax amounts	—	(984)	317	(667)
Net current period other comprehensive (loss) income	(2,455)	1,688	(616)	(1,383)

Balance at September 30, 2013	$881	$(45,226)	$1,107	$(43,238)

Approximately 30% and 70% of the amounts reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income for defined benefit retirement plans during the three and nine months ended September 30, 2014 and September 30, 2013 were recorded in cost of goods sold and SG&A, respectively.  See Note 6 of Notes to Condensed Consolidated Financial Statements for further information.  All reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the Company’s equity interest in a captive insurance company and are recorded in equity in net income of associated companies.  The amounts reported in other comprehensive income for noncontrolling interest are related to currency translation adjustments.

Note 13 – Business Acquisitions

In August 2014, the Company acquired ECLI Products, LLC (“ECLI”), a specialty grease manufacturer for its North American reportable operating segment for approximately $52,000. ECLI specializes in greases for OEM first-fill customers across several industry sectors, including automotive, industrial, aerospace/military, electronics, office automation and natural resources.  The Company allocated the purchase price to $31,110 of intangible assets, comprised of trademarks and formulations, to be amortized over 10 years; customer relationships, to be amortized over 15 years; and a non-compete agreement, to be amortized over 5 years. In addition, the Company recorded $13,429 of goodwill, all of which will be tax deductible.  As of September 30, 2014, the allocation of the purchase price, highlighted in the table below, has not been finalized.

2014 Acquisition	ECLI Products, LLC
Current assets	$6,908
Fixed assets	2,712
Intangibles	31,110
Goodwill	13,429
Total assets purchased	54,159
Current liabilities	(2,159)
Total liabilities assumed	(2,159)
Cash paid for an acquisition	$52,000

Included in the ECLI acquisition was approximately $53 of cash acquired.

In June 2014, the Company acquired the remaining 49% ownership interest in its Australian affiliate, Quaker Chemical (Australasia) Pty. Limited ("QCA") for Australian Dollars $8,000, or approximately $7,577, from its joint venture partner, Nuplex Industries.  QCA is a part of the Asia/Pacific reportable operating segment.  As this acquisition was a change in an existing controlling ownership, the

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Company recorded $6,450 of excess of purchase price over the carrying value of the noncontrolling interest in Additional Paid in Capital.

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

Note 14 – Fair Value Measurements

The Company values its company-owned life insurance policies, various deferred compensation assets and liabilities, and certain acquisition-related consideration at fair value.  The Company’s assets and liabilities subject to fair value measurement are as follows:

		Fair Value Measurements at September 30, 2014
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	September 30, 2014	Level 1	Level 2	Level 3
Company-owned life insurance	$1,323	$—	$1,323	$—
Company-owned life insurance - Deferred compensation assets	316	—	316	—
Other deferred compensation assets
Large capitalization registered investment companies	68	68	—	—
Mid capitalization registered investment companies	6	6	—	—
Small capitalization registered investment companies	12	12	—	—
International developed and emerging markets registered investment
companies	38	38	—	—
Fixed income registered investment companies	6	6	—	—

Total	$1,769	$130	$1,639	$—

		Fair Value Measurements at September 30, 2014
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	September 30, 2014	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$390	$390	$—	$—
Mid capitalization registered investment companies	102	102	—	—
Small capitalization registered investment companies	85	85	—	—
International developed and emerging markets registered investment
companies	187	187	—	—
Fixed income registered investment companies	40	40	—	—
Fixed general account	158	—	158	—

Total	$962	$804	$158	$—

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

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms.  The fair values of other deferred compensation assets and liabilities are based on quoted prices in active markets.  The fair value of the Summit earnout was based on unobservable inputs and was classified as Level 3.  At December 31, 2013, the significant input and assumption was the discount rate used to present value the liability.  The fair value of the obligation related to a non-competition agreement was also based on unobservable inputs and was classified as Level 3.  The significant inputs and assumptions for the obligation related to the non-competition agreement was management’s estimate of the discount rate used to present value the liability.  A significant change in any Level 3 assumption in isolation would have resulted in increases or decreases to the fair value measurements of the acquisition-related consideration.

Changes in the fair value of the Level 3 liabilities during the nine months ended September 30, 2014 were as follows:

		Non-competition
	Earnout	Agreement
	Summit	Obligation	Total
Balance at December 31, 2013	$4,697	$179	$4,876
Interest accretion	12	8	20
Payments	(4,709)	(187)	(4,896)
Balance at September 30, 2014	$—	$—	$—

The Company settled its obligation related to the Summit earnout liability with a payment of $4,709 to its former shareholders in April 2014.  In addition, the Company made its final payment related to the non-competition agreement obligation in the third quarter of 2014.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Note 15 – Commitments and Contingencies

In April of 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary.  In voluntary coordination with the Santa Ana California Regional Water Quality Board (“SACRWQB”), ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”).  In 2004, the Orange County Water District (“OCWD”) filed a civil complaint against ACP and other parties seeking to recover compensatory and other damages related to the investigation and remediation of contaminated groundwater.  Pursuant to a settlement agreement entered into by ACP and OCWD in 2007, ACP agreed, among other things, to operate two groundwater treatment systems to hydraulically contain groundwater contamination emanating from ACP’s site until the concentrations of PERC released by ACP fell below the current Federal maximum contaminant level for four consecutive quarterly sampling events.  In February of this year, ACP, with the consent of OCWD and SACRWQB, ceased operation at one of its two groundwater treatment systems, as it had met the above condition for closure.  Based on the most recent modeling, it is estimated that the remaining system will operate for another fifteen months to three years.

As of September 30, 2014, the Company believes that the range of potential-known liabilities associated with the balance of ACP water remediation program is approximately $425 to $1,050, for which the Company has sufficient reserves.  This represents an increased range of estimated potential-known liabilities from prior reporting periods, as ACP has lengthened, by a year for the low end and by a year and three quarters for the high end, its expectation of meeting the settlement agreement’s closure standards.  The low and high ends of the range are based on the length of operation of the treatment system as determined by groundwater modeling.  Costs of operation include the operation and maintenance of the extraction well, groundwater monitoring and program management.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.  Approximately $171 and $205 was accrued at September 30, 2014 and December 31, 2013, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos.  The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received.  To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary.  Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $2,700 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies.  A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted.  The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary.  In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in late 2005 and early 2007 for $15,000 and $20,000, respectively.  The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation.  During the third quarter of 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier will pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years beginning July 1, 2007.  The agreement continues until terminated and can only be terminated by either party by providing the other party with a minimum of two years prior written notice.  As of September 30, 2014, no notice of termination has been given under this agreement.  At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits.  The Company also believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers.  Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

In 2010, the Company recorded a net charge of $4,132, which consisted of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries.  At September 30, 2014 and December 31, 2013, the Company had no remaining accrual, related to the 2010 charges for payments to be made under the tax dispute settlements entered into by the subsidiary, noted above.  In the fourth quarter of 2013, the Company recorded a net charge of $796, representing the Company’s best estimate that ultimately may be paid related to the 2013 assessment referenced above.  This charge remains accrued and outstanding as of September 30, 2014.

The charges taken by the Company in 2010 and in the fourth quarter of 2013 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $7,800 with one jurisdiction representing approximately 84 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

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

The Company’s third quarter of 2014 was one of its strongest quarters in recent years in terms of sales volume, operating performance, net results and liquidity.  Net sales grew 8% from the third quarter of 2013, primarily on increased product volumes, including its recent acquisition. The Company’s gross profit followed its increased sales volumes from the third quarter of 2013, as its gross margin percentage remained relatively consistent at 35.4% in the third quarter of 2014 compared to 35.9% in the third quarter of 2013.  Selling, general and administrative expenses (“SG&A”) increased $2.6 million from the third quarter of 2013 on higher labor related costs, acquisition related costs and a U.S. customer bankruptcy, net of the Company’s prior year cost streamlining initiatives and the effects of foreign exchange.  These contributions to the Company’s operating performance for the third quarter of 2014 were supplemented by an increase in other income and a lower tax rate compared to the third quarter of 2013, which are further discussed in the Company’s Consolidated Operations Review section below.

From a business perspective, the Company’s third quarter of 2014 operating performance was highlighted by increased volumes over all of its regions, with the exception of South America, where we continue to experience negative impacts from low production and foreign exchange.  Related to the remaining regions growth, North America continues to experience higher volume levels and a slight increase in gross margin on an improving domestic economy.  Similarly, both EMEA and Asia/Pacific experienced quarters with higher volume levels on continued market share gains.  Overall, each of the three regions’ improved sales were partially offset by higher manufacturing costs, direct SG&A costs and other labor costs related to increased volume levels.

The net result was earnings per diluted share of $1.18 for the third quarter of 2014 compared to earnings per diluted share of $0.95 for the third quarter of 2013, with non-GAAP earnings per diluted share of $1.19 for the third quarter of 2014 increasing 31% from $0.91 for the third quarter of 2013.  In addition, the Company’s third quarter of 2014 adjusted EBITDA increased 16% to $26.5 million from $22.8 million in the third quarter of 2013, consistent with the operating income trends discussed above.  See the Non-GAAP Measures section in this Item, below.

These strong quarterly earnings and an overall improvement in the Company’s working capital management drove net operating cash flows to reach approximately $29.8 million for the third quarter of 2014 compared to $24.5 million in the third quarter of 2013, which increased the Company’s year-to-date net operating cash flows to $38.0 million compared to $51.9 million for the first nine months of 2013.

The Company is very pleased with its overall performance for the third quarter of 2014.  Specifically, the Company continues to advance its volume levels with double-digit growth in each of its three largest regions, which more than offset a decline in its smallest region, South America.   These improved volumes have been achieved despite an overall slowing global economy.  The Company’s above-market revenue growth of 8% and strong earnings growth are a testament to the strength of its people, business model and competitive positioning.   As it relates to the Company’s liquidity, its cash position continued to exceed its debt at September 30, 2014 and its consolidated leverage ratio continued to be less than one times EBITDA; despite the added borrowings to purchase ECLI, which highlights the Company’s liquidity as its strength.  Going forward, the Company continues to see an uncertain environment in many countries throughout the world.  However, the Company believes its track record of increasing market share and leveraging recent acquisitions will continue, which should help offset these potential market issues.  Overall, the Company remains confident in its future and expects 2014 to be another good year for Quaker.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $64.2 million at September 30, 2014 from $68.5 million at December 31, 2013.  The $4.3 million decrease was the net result of $38.0 million of cash provided by operating activities, $58.9 million of cash used in investing activities, $19.6 million of cash provided by financing activities and $3.0 million of a decrease due to foreign exchange.

Net cash flows provided by operating activities were $38.0 million in the first nine months of 2014 compared to $51.9 million provided by operating activities in the first nine months of 2013.  The Company’s $13.9 million lower operating cash flow was primarily due to higher working capital investment during the first nine months of 2014 compared to the first nine months of 2013.  Specifically, the Company had higher cash outflows from accounts receivable during the first nine months of 2014, which was primarily due to increased sales at the end of the third quarter of 2014 and a delay in the timing of cash receipts in certain regions.  Also, the Company had higher cash outflows from inventory due to re-establishing safety stock levels that were low at year-end 2013 and less cash inflows from accounts payable and accrued liabilities primarily related to higher annual incentive compensation payouts on the Company’s improved performance in the prior year.   In addition, the Company’s operating cash flow comparison was also affected by a $2.0 million dividend distribution received in the prior year from its captive insurance equity affiliate.

Net cash flows used in investing activities increased from $8.7 million in the first nine months of 2013 to $58.9 million in the first nine months of 2014.   The $50.2 million increase of cash used in investing activities was primarily the result of higher payments for acquisitions and property, plant and equipment.  Related to acquisitions, the Company invested $52.0 million during the first nine months of 2014 to purchase ECLI Products, LLC (“ECLI”) for its North American segment compared to $2.5 million invested in the first nine months of 2013 for a business that primarily related to tin plating and a chemical milling maskants distribution network for the Company’s North American segment.  Related to property, plant and equipment, the Company has had higher investments during the first nine months of 2014 in its information technology development and other related initiatives primarily in its EMEA and North America segments, compared to higher payments during the first nine months of 2013 for the expansion of the Company’s Asia/Pacific facilities.  In addition, the Company had higher cash inflow during the first nine months of 2014 from a change in the Company’s restricted cash, which is dependent upon the timing of claims and payments associated with the subsidiary’s asbestos litigation.

Net cash flows provided by financing activities were $19.6 million in the first nine months of 2014 compared to $21.7 million of cash used in financing activities in the first nine months of 2013.  The $41.3 million change in cash provided by financing activities was due to a change from repayments of external debt on the Company’s revolving credit line made during the first nine months of 2013 compared to the current year borrowings on the Company’s revolving credit line.  The current year borrowings were primarily used to fund the increase in the Company’s investing and financing activities, with its recent acquisition of ECLI mentioned above, its $7.6 million purchase of its remaining interest in its Australian affiliate and its $4.7 million acquisition-related earnout payment.

The Company’s primary credit line is a $300.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which matures in June 2018.  At the Company’s option, the principal amount available can be increased to $400.0 million if the lenders agree to increase their commitments and the Company satisfies certain conditions.  At September 30, 2014, the Company had $45.0 million of borrowings outstanding under this facility, compared to no borrowings outstanding as of December 31, 2013.  The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.50 to 1.  At September 30, 2014 and December 31, 2013, the consolidated leverage ratio was below 1.0 to 1, and the Company was also in compliance with all of the facility’s other covenants.

At September 30, 2014, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $15.2 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $10.4 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and other business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

Critical Accounting Policies

The Company’s critical accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2013 remain materially consistent.  However, the Company completed its annual goodwill and other intangible impairment assessment during the third quarter of 2014.  Based on such, the following is an update to the Company’s related critical accounting policy:

Goodwill and other intangible assets - The Company records goodwill and intangible assets at fair value as of the acquisition date and amortizes definite-lived intangible assets on a straight-line basis over the useful lives of the intangible assets based on third-party valuations of the assets.  Goodwill and intangible assets, which have indefinite lives, are not amortized and are required to be assessed at least annually for impairment. The Company compares the assets’ fair value to their carrying value, primarily based on future discounted cash flows, in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, but the actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. The Company’s assumption of weighted average cost of capital (“WACC”) and estimated future net operating profit after tax (“NOPAT”) are particularly important in determining estimated future cash flows.

  The Company completed its annual impairment assessment as of the end of the third quarter of 2014, and no impairment charge was warranted.  Furthermore, the estimated fair value of each of the Company’s reporting units substantially exceeded its carrying value, with none of the Company’s reporting units at risk for failing step one of the goodwill impairment test.  The Company’s consolidated goodwill and indefinite-lived intangible assets at September 30, 2014 and December 31, 2013 were $71.2 million and $59.3 million, respectively. The Company currently uses a WACC of 12% and, at September 30, 2014, this assumption would have had to increase by more than 8.9 percentage points before any of the Company’s reporting units would fail step one of the impairment analysis.  Furthermore, at September 30, 2014, the Company’s estimate of future NOPAT would have had to decrease by more than 38.2% before any of the Company’s reporting units would be considered potentially impaired.

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

The following is a reconciliation between the non-GAAP (unaudited) financial measure of non-GAAP earnings per diluted share to its most directly comparable GAAP (unaudited) financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
GAAP earnings per diluted share attributable to Quaker Chemical Corporation
Common Shareholders	$1.18	$0.95	$3.31	$3.21
UK pension plan amendment per diluted share	—	—	0.05	—
U.S. customer bankruptcy per diluted share	0.02	—	0.02	—
Mineral oil excise tax refund per diluted share	—	—	—	(0.14)
Change in acquisition-related earnout liability per diluted share	—	—	—	0.03
Cost streamlining initiatives per diluted share	—	0.05	0.02	0.07
Currency conversion impacts of the Venezuelan Bolivar Fuerte per diluted share	—	—	0.02	0.03
Equity income in a captive insurance company per diluted share	(0.01)	(0.09)	(0.16)	(0.33)
Non-GAAP earnings per diluted share	$1.19	$0.91	$3.26	$2.87

The following is a reconciliation between the non-GAAP (unaudited) financial measure of adjusted EBITDA to its most directly comparable GAAP (unaudited) financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income attributable to Quaker Chemical Corporation	$15,696	$12,551	$43,853	$42,253
Depreciation and amortization	4,196	3,952	11,908	11,840
Interest expense	641	717	1,747	2,223
Taxes on income before equity in net income of associated companies	5,724	5,972	18,808	16,933
UK pension plan amendment	—	—	902	—
U.S customer bankruptcy	310	—	310	—
Mineral oil excise tax refund	—	—	—	(2,540)
Change in acquisition-related earnout liability	—	—	—	675
Cost streamlining initiatives	—	875	348	1,277
Currency conversion impacts of the Venezuelan Bolivar Fuerte	—	—	321	357
Equity income in a captive insurance company	(72)	(1,247)	(2,142)	(4,378)
Adjusted EBITDA	$26,495	$22,820	$76,055	$68,640

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

Consolidated Operations Review

Comparison of the Third Quarter of 2014 with the Third Quarter of 2013

Net sales for the third quarter of 2014 of $198.9 million increased approximately 8% from net sales of $184.1 million for the third quarter of 2013.  Base product volumes increased net sales by 8%, partially offset by decreases due to changes in price and product mix of 2% and a slight decrease of approximately $0.5 million, or less than 1%, due to foreign currency exchange rate translation.  Also, included in the Company’s net sales growth for the third quarter of 2014 was approximately 2% of additional sales from its acquisition of ECLI.

Gross profit increased approximately $4.3 million, or approximately 7%, from the third quarter of 2013 on the increase from sales volumes, noted above, on relatively consistent gross margins of 35.4% and 35.9% for the third quarter of 2014 and the third quarter of 2013, respectively.

SG&A increased approximately $2.6 million from the third quarter of 2013.  The increase in SG&A was driven by higher labor-related costs primarily on increased sales and merit inflation, incentive compensation increases, acquisition-related costs and a U.S. customer bankruptcy of approximately $0.3 million, or $0.02 per diluted share, partially offset by the effects of foreign exchange and the Company’s prior year cost streamlining initiatives in its EMEA region of approximately $0.7 million, or $0.04 per diluted share.

The Company had other income of $0.9 million in the third quarter of 2014 compared to other expense of $0.7 million in the third quarter of 2013.  The change to other income for the third quarter of 2014 was the result of foreign exchange gains and receipts of annual government grants in one of the Company’s regions.  Comparatively, the third quarter of 2013 had significant foreign exchange losses, a charge of $0.2 million, or $0.01 per diluted share, related to the cost streamlining initiatives, noted above, and minimal related government grants, as the majority of such grants were recognized in different quarters of the prior year.

Interest expense was slightly lower in the third quarter of 2014 compared to the third quarter of 2013.  The Company incurred additional interest expense in the current quarter on higher average borrowings due to its recent acquisition activity, but this was more than offset by prior year interest expense from the accretion of an acquisition-related earnout liability that was settled in 2014.

Interest income was higher in the third quarter of 2014 compared to the third quarter of 2013, primarily due to interest received on certain tax-related credits and an increase in the level of the Company’s invested cash in regions with higher returns.

The Company’s effective tax rates for the third quarters of 2014 and 2013 were 26.7% and 33.8%, respectively.  The Company has historically recognized a third quarter tax rate that is lower than its annual effective tax rate.  However, in the prior year, the Company’s effective tax rate was impacted by an entity in its Asia/Pacific region, where it was recording tax expense at its statutory tax rate of 25% while it awaited recertification of a concessionary tax rate.

Equity in net income of associated companies (“equity income”) decreased $1.2 million in the third quarter of 2014 compared to the third quarter of 2013.  The primary component of the Company’s equity income is its interest in a captive insurance company.  Earnings attributable to this equity interest were $0.1 million, or $0.01 per diluted share, for the third quarter of 2014 compared to $1.2 million, or $0.09 per diluted share, for the third quarter of 2013.

The $0.3 million decrease in net income attributable to noncontrolling interest in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the Company’s second quarter of 2014 acquisition of the noncontrolling interest in its Australian affiliate.

      Overall, the Company realized a minimal impact to its net income from its current quarter acquisitions, as their respective operational results were offset by acquisition-related costs and initial adjustments related to fair value accounting.

Changes in foreign exchange rates positively impacted the third quarter of 2014 net income by approximately $0.1 million, or $0.01 per diluted share.

Comparison of the First Nine Months of 2014 with the First Nine Months of 2013

Net sales for the first nine months of 2014 of $571.8 million increased 5% from $545.1 million for the first nine months of 2013.  Base product volumes increased net sales by 5%, partially offset by decreases due to changes in price and product mix of less than 1% and the impact of approximately $3.7 million, or less than 1%, due to foreign currency exchange rate translation.  Also, included in the Company’s net sales growth for the first nine months of 2014 was approximately 1% of additional sales from its acquisition of ECLI.

Gross profit increased approximately $7.7 million, or approximately 4%, from the first nine months of 2013, which was primarily driven by the increase in sales volumes, noted above, on relatively consistent gross margins of 35.6% and 35.9% for the first nine months of 2014 and the first nine months of 2013, respectively.  Slightly decreasing the first nine months of 2014 gross profit and gross margin was approximately $0.3 million, or $0.02 per diluted share, of expenses to finalize the manufacturing cost streamlining initiatives that began in the prior year in our EMEA segment.

SG&A increased approximately $2.9 million from the first nine months of 2013.  The increase in SG&A was driven by higher labor-related costs primarily on increased sales and merit inflation, acquisition-related costs, the U.S. customer bankruptcy mentioned above and, also, $0.9 million, or $0.05 per diluted share, of additional costs related to an amendment to the Company’s pension plan in the United Kingdom (“UK”).  These increases to the first nine months of 2014 SG&A were partially offset by lower incentive compensation costs, decreases in foreign currency exchange rate translation, and additional costs in the prior year of $1.1 million, or $0.06 per diluted share, related to the EMEA and South America cost streamlining initiatives.

The $1.4 million decrease in other income in the first nine months of 2014 from other income in the first nine months of 2013 was primarily caused by the Company’s prior year receipt of a mineral oil excise tax refund of $2.5 million, or $0.14 per diluted share, net of the prior year expense related to a change in an acquisition-related earnout liability of $0.7 million, or $0.03 per diluted share, and the charge related to the third quarter of 2013 cost streamlining initiatives, noted above.

Interest expense was lower in the first nine months of 2014 compared to the first nine months of 2013, primarily due to decreases in average borrowings, lower average interest rates and the prior year interest accretion on an acquisition-related earnout liability, discussed above.

Interest income was higher in the first nine months of 2014 compared to the first nine months of 2013, primarily due to interest received on several tax-related credits and an increase in the average level of the Company’s cash on hand in the current year.

The Company’s effective tax rates for the first nine months of 2014 and 2013 were relatively consistent at 30.5% and 30.0%, respectively.  Both effective tax rates reflect decreases in reserves for uncertain tax positions due to the expiration of applicable statutes of limitations for certain tax years of approximately $0.06 and $0.13 per diluted share for the nine months ended 2014 and nine months ended 2013, respectively.  The earnings per diluted share impact related to changes in uncertain tax positions was lower in the current year, however, this impact was offset by recording tax expense at the statutory tax rate of one of the Company’s Asia/Pacific entities in the prior year, noted above.  The Company still estimates that its full year 2014 effective tax rate will approximate 31%. The Company has experienced and expects to further experience volatility in its effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, among other factors.

The decrease in the Company’s equity income of $2.2 million from the first nine months of 2013 to the first nine months of 2014 was primarily caused by lower earnings related to the Company’s equity interest in a captive insurance company.  Earnings attributable to this equity interest were $2.1 million, or $0.16 per diluted share, in the first nine months of 2014 compared to $4.4 million, or $0.33 per diluted share, in the first nine months of 2013, including a $1.0 million out-of-period adjustment.  See the Out-of-Period Adjustment section in this item, above.   In addition, the Company’s equity income for both the first nine months of 2014 and the first nine months of 2013 include currency charges related to the conversion of the Venezuelan Bolivar Fuerte to the U.S. Dollar of $0.3 million, or $0.02 per diluted share, and $0.4 million, or $0.03 per diluted share, respectively.

The primary component of the $0.4 million decrease in net income attributable to noncontrolling interest from the first nine months of 2013 was the Company’s acquisition of the noncontrolling interest in its Australian affiliate, discussed above.

Changes in foreign exchange rates negatively impacted the first nine months of 2014 net income by approximately $0.7 million, or $0.05 per diluted share.

Reportable Operating Segment Review

The Company offers its industrial process fluids, chemical specialties and technical expertise to a wide range of industries in a global product portfolio throughout its four segments:  (i) North America, (ii) Europe, Middle East and Africa (“EMEA”), (iii) Asia/Pacific and (iv) South America.

Comparison of the Third Quarter of 2014 with the Third Quarter of 2013

North America

North America represented approximately 44% of the Company’s consolidated net sales in the third quarter of 2014, which increased approximately $8.3 million, or 10%, from the third quarter of 2013.  The increase in net sales was primarily attributable to higher base product volumes, including acquisitions, of 13%, partially offset by a 3% decrease due to price and product mix.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $2.6 million, or 17%, from the third quarter of 2013.  The third quarter of 2014 increase was mainly driven by higher gross profit on the increases to net sales, noted above, and a slight margin improvement on a change in product mix, partially offset by higher labor-related costs on improved segment performance and general year-over-year merit increases.

EMEA

EMEA represented approximately 25% of the Company’s consolidated net sales in the third quarter of 2014, which increased approximately $4.9 million, or 11%, from the third quarter of 2013.  The increase in net sales was primarily attributable to higher base product volumes of 14%, partially offset by a 3% decrease due to price and product mix.  Impacts due to foreign currency exchange rate translations were consistent between the third quarter of 2014 and the third quarter of 2013.   This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $1.8 million, or 27%, from the third quarter of 2013.  The third quarter of 2014 increase was mainly driven by higher gross profit on the increases to net sales, noted above,  and favorable impacts due to the prior year cost streamlining initiatives taken in the region, partially offset by higher labor-related costs on improved segment performance and general year-over-year merit increases.

Asia/Pacific

Asia/Pacific represented approximately 25% of the Company’s consolidated net sales in the third quarter of 2014, which increased approximately $5.5 million, or 13%, from the third quarter of 2013.  The increase in net sales was primarily due to higher base product volumes of 14% and an increase due to foreign currency exchange rate translation of 1%, partially offset by a decrease due to price and product mix of 2%.  The foreign currency exchange rate translation impact was primarily due to an improvement in the Indian Rupee to U.S. Dollar exchange rate, which averaged 0.0165 in the third quarter of 2014 compared to 0.0161 in the third quarter of 2013.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $0.7 million, or 6%, from the third quarter of 2013.  The third quarter of 2014 increase was mainly driven by higher gross profit on the increases to net sales, noted above, net of slightly lower margin percentage due to a change in price and product mix and higher labor-related costs on  improved segment performance and general year-over-year merit increases.

South America

South America represented approximately 6% of the Company’s consolidated net sales in the third quarter of 2014, which decreased approximately $3.9 million, or 25%, from the third quarter of 2013.  The decrease in net sales was generally attributable to lower product volumes of 28% and a decrease from foreign currency exchange rate translation of 4%, partially offset by an increase in price and product mix of 7%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Argentinian Peso to U.S. Dollar exchange rate, which averaged 0.1206 in the third quarter of 2014 compared to 0.1793 in the third quarter of 2013, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased approximately $1.7 million, or 66%, from the third quarter of 2013.  The third quarter of 2014 decrease was mainly driven by lower gross profit on the decreases to net sales, noted above, and a gross margin decline on a change in price and product mix, partially offset by the positive impacts from the cost streamlining initiatives taken in this segment during 2013 and lower labor-related costs on decreased segment performance.

Comparison of the First Nine Months of 2014 with the First Nine Months of 2013

North America

North America represented approximately 43% of the Company’s consolidated net sales in the first nine months of 2014, which increased approximately $16.0 million, or 7%, from the first nine months of 2013.  The increase in net sales was generally attributable to higher base product volumes, including acquisitions, of 9%, partially offset by a 2% decrease related to price and product mix.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $5.1 million, or 11%, from the first nine months of 2013.  The increase during the first nine months of 2014 was mainly driven by higher gross profit on the increases to net sales, noted above, and a slight margin improvement on a change in price and product mix, partially offset by higher labor-related costs on improved segment performance and general year-over-year merit increases.

EMEA

EMEA represented approximately 26% of the Company’s consolidated net sales in the first nine months of 2014, which increased approximately $8.4 million, or 6%, from the first nine months of 2013.  The increase in net sales was generally attributable to higher base product volumes of 5% and positive foreign currency exchange rate translation of 3%, partially offset by decreases related to price and product mix of 2%.  The foreign currency exchange rate translation impact was primarily due to an increase in the E.U. Euro to U.S. Dollar exchange rate, which averaged 1.36 in the first nine months of 2014 compared to an average of 1.32 in the first nine months of 2013.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $2.5 million, or 11%, from the first nine months of 2013.  The increase during the first nine months of 2014 was mainly driven by higher gross profit on the increases to net sales, noted above, partially offset by additional costs in the current year to finalize the prior year manufacturing cost streamlining initiatives and higher labor-related costs on improved segment performance and general year-over-year merit increases.

Asia/Pacific

Asia/Pacific represented approximately 24% of the Company’s consolidated net sales in the first nine months of 2014, which increased approximately $12.1 million, or 10%, from the first nine months of 2013.  The increase in net sales was primarily due to higher product volumes of 10% and an increase due to price and product mix of 1%, partially offset by a decrease from foreign currency exchange rate translation of 1%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Indian Rupee and Australian Dollar to U.S. Dollar exchange rates, which averaged 0.0165 and 0.9181 in the first nine months of 2014 compared to 0.0175 and 0.9816 in the first nine months of 2013, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $0.4 million, or 1%, from the first nine months of 2013.  The increase in the first nine months of 2014 was mainly driven by higher gross profit on the increases to net sales, noted above, partially offset by lower gross margins due to a change in price and product mix and, also, higher labor-related costs on improved segment performance and general year-over-year merit increases.

South America

South America represented approximately 7% of the Company’s consolidated net sales in the first nine months of 2014, which decreased approximately $9.8 million, or 20%, from the first nine months of 2013.  The decrease in net sales was generally attributable to lower product volumes of 15% and a decrease from foreign currency exchange rate translation of 11%, partially offset by an increase in price and product mix of 6%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates, which averaged 0.437 and 0.126 in the first nine months of 2014 compared to 0.474 and 0.190 in the first nine months of 2013, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased approximately $4.5 million, or 58%, from the first nine months of 2013.  The first nine months of 2014 decrease was mainly driven by lower gross profit on the decreases to net sales, noted above, and a gross margin decline on a change in price and product mix, partially offset by the positive impacts from the cost streamlining initiatives taken in this segment during 2013 and the impacts on SG&A related to lower segment performance.

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

Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended September 30, 2014.

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

			(c)	(d)
			Total Number of	Maximum
			Shares Purchased as	Number of Shares that
	(a)	(b)	Part of	May Yet
	Total Number	Average	Publicly Announced	Be Purchased Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased (1)	Per Share (2)	or Programs (3)	Programs (3)
July 1 - July 31	229	$77.06	—	252,600
August 1 - August 31	297	$71.04	—	252,600
September 1 - September 30	2,816	$75.26	—	252,600

Total	3,342	$75.01	—	252,600

(1)
All of the 3,342 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options exercised, for the payment of taxes upon exercise of employee stock options or for the vesting of restricted stock.

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

Item 6.	Exhibits.

(a) Exhibits

31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	–	Certification of Michael F. Barry Pursuant to 18 U.S.C. Section 1350
32.2	–	Certification of Margaret M. Loebl Pursuant to 18 U.S.C. Section 1350
101.INS	–	XBRL Instance Document
101.SCH	–	XBRL Extension Schema Document
101.CAL	–	XBRL Calculation Linkbase Document
101.DEF	–	XBRL Definition Linkbase Document
101.LAB	–	XBRL Label Linkbase Document
101.PRE	–	XBRL Presentation Linkbase Document

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Margaret M. Loebl
Date: October 28, 2014	Margaret M. Loebl, Vice President, Chief Financial Officer and Treasurer (Officer duly authorized on behalf of, and Principal Financial Officer of, the Registrant)