Form 10-K
period 2014-12-31
QUAKER CHEMICAL CORP
filed 2015-02-26
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files)    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on June 30, 2014): $1,002,670,297

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  13,304,569 shares of Common Stock, $1.00 Par Value, as of January 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 6, 2015 are incorporated by reference into Part III.

PART I

As used in this Report, the terms “Quaker,” the “Company,” “we” and “our” refer to Quaker Chemical Corporation, its subsidiaries, and associated companies, unless the context otherwise requires.

Item 1.  Business.

General Description

Quaker develops, produces, and markets a broad range of formulated chemical specialty products and offers chemical management services (“CMS”) for various heavy industrial and manufacturing applications in a global portfolio throughout its four regions: the North America region, the Europe, Middle East and Africa (“EMEA”) region, the Asia/Pacific region and the South America region. The principal products and services in Quaker’s global portfolio include: (i) rolling lubricants (used by manufacturers of steel in the hot and cold rolling of steel and by manufacturers of aluminum in the hot rolling of aluminum); (ii) corrosion preventives (used by steel and metalworking customers to protect metal during manufacture, storage, and shipment); (iii) metal finishing compounds (used to prepare metal surfaces for special treatments such as galvanizing and tin plating and to prepare metal for further processing); (iv) machining and grinding compounds (used by metalworking customers in cutting, shaping, and grinding metal parts which require special treatment to enable them to tolerate the manufacturing process, achieve closer tolerance, and improve tool life); (v) forming compounds (used to facilitate the drawing and extrusion of metal products); (vi) bio-lubricants (mainly used in machinery of the forestry and construction industries); (vii) hydraulic fluids (used by steel, metalworking, and other customers to operate hydraulically activated equipment); (viii) chemical milling maskants for the aerospace industry and temporary and permanent coatings for metal and concrete products; (ix) construction products, such as flexible sealants and protective coatings, for various applications; (x) specialty greases; (xi) die casting lubricants; and (xii) programs to provide chemical management services. Individual product lines representing more than 10% of consolidated revenues for any of the past three years are as follows:

	2014	2013	2012
Rolling lubricants	20.1%	20.7%	20.7%
Machining and grinding compounds	16.3%	17.7%	17.6%
Hydraulic fluids	13.0%	12.9%	13.5%
Corrosion preventives	12.5%	12.5%	12.4%

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

As part of the Company’s CMS, certain third-party product sales to customers are managed by the Company.  Where the Company acts as principal, revenues are recognized on a gross reporting basis at the selling price negotiated with its customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $46.8 million, $41.6 million and $39.3 million for 2014, 2013 and 2012, respectively. The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, when collectability is reasonably assured, and when pricing is fixed or determinable. This generally occurs for product sales when products are shipped to customers or, for consignment-type arrangements, upon usage by the customer and, for services, when they are performed. License fees and royalties are included in other income when the amounts are recognized in accordance with their agreed-upon terms, when performance obligations are satisfied, when the amount is fixed or determinable, and when collectability is reasonably assured.

During 2014, the Company’s acquisition activity included the November 2014 purchase of Binol AB (“Binol”) for approximately $19.1 million. Binol is a leading bio-lubricants producer with environmentally friendly technology and products for the metalworking and forestry and construction industries. In addition, the Company acquired ECLI Products, LLC (“ECLI”) in August 2014 for approximately $53.1 million. ECLI is a specialty grease manufacturer for OEM first-fill customers across several industry sectors, including automotive, industrial, aerospace/military, electronics, office automation and natural resources. Finally, in June 2014, the Company acquired the remaining 49% ownership interest in its Australian affiliate, Quaker Chemical (Australasia) Pty. Limited, for approximately $7.6 million.

Competition

   The chemical specialty industry comprises a number of companies of similar size as well as companies larger and smaller than Quaker. Quaker cannot readily determine its precise position in every industry it serves. Based on information available to Quaker, however, it is estimated that Quaker holds a leading global position (among a group in excess of 25 other suppliers) in the market for process fluids to produce sheet steel. It is also believed that Quaker holds significant global positions in the markets for process fluids in portions of the automotive and industrial markets. The offerings of many of our competitors differ from those of Quaker, with some who offer a broad portfolio of fluids, including general lubricants, to those who have a more specialized product range, and, all of whom, provide different levels of technical services to individual customers.  Competition in the industry is based primarily on the ability to provide products that meet the needs of the customer, render technical services and laboratory assistance to the customer and, to a lesser extent, on price.

Major Customers and Markets

In 2014, Quaker’s five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 18% of our consolidated net sales, with the largest customer (Arcelor-Mittal Group) accounting for approximately 9% of our consolidated net sales. A significant portion of Quaker’s revenues are realized from the sale of process fluids and services to manufacturers of steel, automobiles, appliances, and durable goods, and, therefore, Quaker is subject to the same business cycles as those experienced by these manufacturers and their customers. Furthermore, steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. Accordingly, the loss or closure of one or more steel mills or other major sites of a significant customer could have a material adverse effect on Quaker’s business.

Raw Materials

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2014, three raw material groups (mineral oils and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for at least 10% of the total cost of Quaker’s raw material purchases. The price of mineral oil and its derivatives can be affected by the price of crude oil and their refining capacity. In addition, animal fat and vegetable oil prices are impacted by increased biodiesel consumption. Accordingly, significant fluctuations in the price of crude oil could have a material effect upon certain products used in the Company’s business. Many of the raw materials used by Quaker are “commodity” chemicals, and, therefore, Quaker’s earnings could be affected by market changes in raw material prices. Reference is made to the disclosure contained in Item 7A of this Report.

Patents and Trademarks

Quaker has a limited number of patents and patent applications, including patents issued, applied for, or acquired in the United States and in various foreign countries, some of which may prove to be material to its business. Principal reliance is placed upon Quaker’s proprietary formulae and the application of its skills and experience to meet customer needs. Quaker’s products are identified by trademarks that are registered throughout its marketed area.

Research and Development—Laboratories

Quaker’s research and development laboratories are directed primarily toward applied research and development since the nature of Quaker’s business requires continual modification and improvement of formulations to provide chemical specialties to satisfy customer requirements. Quaker maintains quality control laboratory facilities in each of its manufacturing locations. In addition, Quaker maintains facilities in Conshohocken, Pennsylvania; Santa Fe Springs, California; Batavia, New York; Aurora, Illinois; Dayton, Ohio; Uithoorn, The Netherlands; Karlshamn, Sweden; Rio de Janiero, Brazil; and Qingpu, China that are devoted primarily to applied research and development.

Research and development costs are expensed as incurred. Research and development expenses during 2014, 2013 and 2012 were $22.1 million, $21.6 million and $20.0 million, respectively.

Most of Quaker’s subsidiaries and associated companies also have laboratory facilities. Although not as complete as the laboratories mentioned above, these facilities are generally sufficient for the requirements of the customers being served. If problems are encountered which cannot be resolved by local laboratories, such problems are generally referred to the laboratory staff in Conshohocken, Santa Fe Springs, Uithoorn or Qingpu.

Regulatory Matters

In order to facilitate compliance with applicable Federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by Quaker and/or independent experts, as well as ongoing inspections and training by on-site personnel. Such inspections address operational matters, record keeping, reporting requirements and capital improvements. Capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $0.8 million, $0.6 million and $1.0 million in 2014, 2013 and 2012, respectively. In 2015, the Company expects to incur approximately $2.1 million for capital expenditures directed primarily to regulatory compliance.

Number of Employees

On December 31, 2014, Quaker’s consolidated companies had approximately 1,941 full-time employees of whom 626 were employed by the parent company and its U.S. subsidiaries and 1,315 were employed by its non-U.S. subsidiaries. Associated companies of Quaker (in which it owns less than 50% and has significant influence) employed 70 people on December 31, 2014.

Company Segmentation

The Company’s reportable operating segments evidence the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the Company assesses its performance.  The Company’s reportable operating segments are organized by geography as follows: North America, EMEA, Asia/Pacific and South America.  See Note 4 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Non-U.S. Activities

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. Dollar and the E.U. Euro, the Brazilian Real, the Chinese Renminbi and the Indian Rupee, and the impact of those currency fluctuations on the underlying economies. Incorporated by reference is (i) the foreign exchange risk information contained in Item 7A of this Report, (ii) the geographic information in Note 4 of Notes to Consolidated Financial Statements included in Item 8 of this Report and (iii) information regarding risks attendant to foreign operations included in Item 1A of this Report.

 Quaker on the Internet

Financial results, news and other information about Quaker can be accessed from the Company’s website at http://www.quakerchem.com. This site includes important information on the Company’s locations, products and services, financial reports, news releases and career opportunities. The Company’s periodic and current reports on Forms 10-K, 10-Q and 8-K, including exhibits and supplemental schedules filed therewith, and amendments to those reports, filed with the Securities and Exchange Commission (“SEC”) are available on the Company’s website, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  Information contained on, or that may be accessed through, the Company’s website is not incorporated by reference in this Report and, accordingly, you should not consider that information part of this Report.

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

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2014, and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

    The unanticipated departure of any key member of our management team could have an adverse effect on our business. Given the relative size of the Company and the breadth of its global operations, there are a limited number of qualified management personnel to assume the responsibilities of management level employees, should there be turnover. In addition, because of the specialized and technical nature of our business, our future performance is dependent on the continued service of, and our ability to attract and retain, qualified management, commercial and technical personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel.  In an effort to mitigate such risks, the Company utilizes retention bonuses, offers competitive pay and maintains continued succession planning, but there can be no assurance that these mitigating factors will be adequate to attract or retain qualified management personnel.

Inability to obtain sufficient price increases or contract concessions to offset increases in the costs of raw material could result in a loss of sales and/or market share and could have a material adverse effect on the Company’s liquidity, financial position and results of operations. Conversely, an inability to implement timely price decreases to compensate for changes in raw material costs could result in a loss of sales and/or market share and could have a material adverse effect on the Company’s liquidity, financial position and results of operations.

Quaker uses over 1,000 raw materials, including mineral oils and derivatives, animal fats and derivatives, vegetable oils and derivatives, ethylene derivatives, solvents, surface active agents, chlorinated paraffinic compounds, and a wide variety of other organic and inorganic compounds. In 2014, three raw material groups (mineral oils and derivatives, animal fats and derivatives, and vegetable oils and derivatives) each accounted for at least 10% of the total cost of Quaker’s raw material purchases. The price of mineral oils and derivatives can be affected by crude oil pricing and their refining capacity.  In addition, many of the raw materials used by Quaker are “commodity” chemicals.  Accordingly, Quaker’s earnings can be impacted by market changes in raw material prices.

In the past, Quaker has experienced volatility in its raw material costs, particularly crude oil derivatives. In addition, refining capacity can be constrained by various factors, which can further contribute to volatile raw material costs and negatively impact margins. Animal fat and vegetable oil prices also can be impacted by increased biodiesel consumption.  Although the Company has been successful in the past in recovering a substantial amount of the raw material cost increases while retaining its customers, there can be no assurance that the Company can continue to recover higher raw material costs or retain customers in the future.  Conversely, the Company has been successful in maintaining acceptable levels of margin in periods of raw material decline, but there can be no assurance that the Company can continue to maintain its margins, through appropriate price and contract concessions, while retaining all customers in the future.  As a result of the Company’s past pricing actions, in periods of rising and declining costs, customers may become more likely to consider competitors’ products, some of which may be available at a lower cost. A significant loss of customers could result in a material adverse effect on the Company’s results of operations.

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

Quaker has multiple manufacturing facilities throughout the world.  In certain countries, such as Brazil and China, there is only one such facility.  If one of the Company’s facilities is damaged to such extent that production is halted for an extended period, the Company may not be able to timely supply its customers. This could result in a loss of sales over an extended period or permanently.  The Company does take steps to mitigate against this risk, including contingency planning and procuring property and casualty insurance (including business interruption insurance).  Nevertheless, the loss of sales in any one region over any extended period of time could have a significant material adverse effect on Quaker’s liquidity, financial position and results of operations.

Bankruptcy of a significant customer could have a material adverse effect on our liquidity, financial position and results of operations.

A significant portion of Quaker’s revenues is derived from sales to customers in the steel and automotive industries; including some of our larger customers, where a number of bankruptcies have occurred in the past and where companies have experienced financial difficulties. As part of the bankruptcy process, the Company’s pre-petition receivables may not be realized, customer manufacturing sites may be closed or contracts voided. The bankruptcy of a major customer could have a material adverse effect on the Company’s liquidity, financial position and results of operations. Steel customers typically have limited manufacturing locations as compared to metalworking customers and generally use higher volumes of products at a single location. The loss or closure of one or more steel mills or other major sites of a significant customer could have a material adverse effect on Quaker’s business.

During 2014, our five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) together accounted for approximately 18% of our consolidated net sales, with the largest customer (Arcelor-Mittal Group) accounting for approximately 9% of our consolidated net sales.

Failure to comply with any material provision of our credit facility or other debt agreements could have a material adverse effect on our liquidity, financial position and results of operations.

The Company maintains a $300.0 million unsecured multicurrency credit facility (the “Credit Facility”) with a group of lenders, which can be increased to $400.0 million at the Company’s option if lenders agree to increase their commitments and the Company satisfies certain conditions. The Credit Facility, which matures in 2018, provides the availability of revolving credit borrowings. In general, the borrowings under the Credit Facility bear interest at either a base rate or LIBOR rate plus a margin based on the Company’s consolidated leverage ratio.

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

Quaker is exposed to market rate risk for changes in interest rates, due to the variable interest rate applied to the Company’s borrowings under its Credit Facility. Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase, perhaps significantly, depending on the extent of Quaker’s borrowings under the Credit Facility. At December 31, 2014, the Company had $58.4 million in outstanding borrowings under the Credit Facility. Incorporated by reference is the interest rate risk information contained in Item 7A of this report.

Environmental laws and regulations and/or pending and future legal proceedings may materially and adversely affect the Company’s liquidity, financial position, results of operations and reputation in the markets it serves.

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters, including environmental matters. An adverse result in one or more matters or any potential future matter of a similar nature could materially and adversely affect the Company’s liquidity, financial position, results of operations and reputation in the markets it serves. Incorporated herein by reference is the information concerning pending asbestos-related litigation against an inactive subsidiary, amounts accrued associated with certain environmental non-capital remediation costs and other potential commitments or contingencies highlighted in Note 23, of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report.

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

 Quaker has a limited number of patents and patent applications, including patents issued, applied for, or acquired in the United States and in various foreign countries, some of which may prove to be material to its business.  Principal reliance is placed upon Quaker’s proprietary formulae and the application of its skills and experience to meet customer needs.  Also, Quaker’s products are identified by trademarks that are registered throughout its marketed area.  Despite our efforts to protect such proprietary information through patent and trademark filings, through the use of appropriate trade secret protections and through the inability of certain products to be effectively replicated by others, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies, products, and processes.  In addition, the laws and/or judicial systems of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our proprietary technology.  These potential risks to our proprietary information could subject the Company to increased competition and negative impacts to our liquidity, financial position and results of operations.

We might not be able to timely develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business.

We believe that our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis, in response to customers’ demands for higher performance process chemicals, coatings, greases and other chemical products.  Our competitors may develop new products or enhancements to their products that offer performance, features and lower prices that may render our products less competitive or obsolete and, as a consequence, we may lose business and/or significant market share. The development and commercialization of new products requires significant expenditures over an extended period of time, and some products that we seek to develop may never become profitable. In addition, we may not be able to develop and introduce products incorporating new technologies in a timely manner that will satisfy our customers’ future needs or achieve market acceptance.

An inability to appropriately capitalize on Company growth, including prior or future acquisitions, may adversely affect the Company’s liquidity, financial position and results of operations.

 Quaker has completed several acquisitions recently and in the past and, also, may continue to seek acquisitions to grow its business in the future.  In addition, the Company continues to grow organically through increased end market growth and incremental market share.

The success of the Company’s growth depends on its ability to successfully integrate such opportunities, including, but not limited to, the following:

•	successfully execute the integration or consolidation of the acquired or additional business into existing processes and operations;
•	develop or modify financial reporting, information systems and other related financial tools to ensure overall financial integrity and adequacy of internal control procedures;
•	identify and take advantage of potential cost reduction opportunities, while maintaining legacy business and other related attributes; and
•	further penetrate existing and new markets with the product capabilities acquired in acquisitions.

The Company may fail to derive significant benefits or may not create the appropriate infrastructure to support such additional business, which could have a material adverse effect on liquidity, financial position and results of operations.  Also, if the Company fails to achieve sufficient financial performance from an acquisition, certain long-lived assets, such as property, plant and equipment, goodwill or other intangible assets, could become impaired and result in the recognition of an impairment loss.

The scope of our international operations subjects the Company to risks, including, but not limited to, risks from changes in trade regulations, currency fluctuations, and political and economic instability.

Since significant revenues and earnings are generated by non-U.S. operations, Quaker’s financial results are affected by currency fluctuations, particularly between the U.S. Dollar and the E.U. Euro, the Brazilian Real, the Chinese Renminbi, and the Indian Rupee, and the impact of those currency fluctuations on the underlying economies. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 60% to 65% of our annual consolidated net sales. Generally, all of the Company’s operations use the local currency as their functional currency. The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of its non-U.S. activities has a significant impact on reported operating results and attendant net assets. Therefore, as exchange rates vary, Quaker’s results can be materially affected.  Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 4 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

The Company often sources inventory among its worldwide operations. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location, as well as from the revaluation of intercompany balances. The Company mitigates this risk through local sourcing efforts.

Additional risks associated with the Company’s international operations include, but are not limited to, the following:

•	changes in economic conditions from country to country, similar to past instability in certain European economies;
•	changes in a country’s political condition, such as the current political unrest in the Middle East;
•	trade protection measures;
•	longer payment cycles;
•	licensing and other legal requirements;
•	restrictions on the repatriation of our assets, including cash;
•	the difficulties of staffing and managing dispersed international operations;
•	less protective foreign intellectual property laws;
•	legal systems that may be less developed and predictable than those in the United States; and
•	local tax issues.

The breadth of Quaker’s international operations subjects the Company to various local non-income taxes, including value-added-taxes (“VAT”).  With VAT and other similar taxes, the Company essentially operates as an agent for various jurisdictions by collecting VAT-related taxes from customers and remitting those amounts to the taxing authorities on the goods it sells.  The laws and regulations regarding VAT-related taxes can be complex and vary widely among countries, as well as among individual jurisdictions within a given country, and for the same products, making full compliance difficult.  As VAT and other similar taxes are often charged as a percentage of the selling price of the goods sold, the amounts involved can be material.  Should there be non-compliance by the Company, it may need to remit funds to the tax authorities prior to collecting the appropriate amounts from the customers or jurisdictions, which may have been incorrectly paid.  In addition, the Company may choose for commercial reasons not to seek repayment from certain customers. This could have a material adverse effect on the Company’s liquidity, financial position and results of operations.  See Note 23 of Notes to Consolidated Financial Statements, included in Item 8 of this Report, which is incorporated herein by this reference, for further discussion.

Disruption of critical information systems or material breaches in the security of our systems may adversely affect our business and our customer relationships.

Quaker relies on information technology systems to process, transmit, and store electronic information in our day-to-day operations. The Company also relies on its technology infrastructure, among other functions, to interact with customers and suppliers, fulfill orders and bill, collect and make payments, ship products, provide support to customers, fulfill contractual obligations and otherwise conduct business. Our information technology systems may be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber-attacks, any of which, if successful, could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Cybersecurity incidents, such as these, are becoming more sophisticated and frequent, and there can be no assurance that our protective measures will prevent security breaches that could have a significant impact on our business, reputation and financial results. Failure to monitor, maintain or protect our information technology systems and data integrity effectively or, to anticipate, plan for and recover from significant disruptions to these systems could have a material adverse effect on our business, results of operations or financial condition.

Terrorist attacks, other acts of violence or war, natural disasters or other uncommon global events may affect the markets in which we operate and our profitability.

Terrorist attacks, other acts of violence or war, natural disasters or other uncommon global events may negatively affect our operations. There can be no assurance that there will not be further terrorist attacks against the U.S. or other locations where we do business. Also, other uncommon global events, such as earthquakes, fires and tsunami, cannot be predicted.  Terrorist attacks, other acts of violence or armed conflicts, and natural disasters may directly impact our physical facilities or those of our suppliers or customers. Additional terrorist attacks or natural disasters may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels, if at all, for all of our facilities. Furthermore, any of these events may make travel and the transportation of our supplies and products more difficult and more expensive and ultimately affect the sales of our products.  The consequences of terrorist attacks, other acts of violence or armed conflicts, natural disasters or other uncommon global events can be unpredictable, and we may not be able to foresee events, such as these, that could have an adverse effect on our business.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Quaker’s corporate headquarters and a laboratory facility are located in its North American segment’s Conshohocken, Pennsylvania office. The Company’s other principal facilities in its North American segment are located in Aurora, Illinois; Detroit, Michigan; Middletown, Ohio; Santa Fe Springs, California; Batavia, New York; Dayton, Ohio; and Monterrey, N.L., Mexico.  The Company’s EMEA segment has principal facilities in Uithoorn, The Netherlands; Santa Perpetua de Mogoda, Spain; Karlshamn, Sweden; and Tradate, Italy. The Company’s Asia/Pacific segment operates out of its principal facilities located in Qingpu, China; Kolkata, India; and Sydney, Australia, while its South American segment operates out of its principal facility in Rio de Janeiro, Brazil.  With the exception of the Conshohocken, Santa Fe Springs, Aurora, Karlshamn, and Sydney sites, which are leased, the remaining principal facilities are owned by Quaker and, as of December 31, 2014, were mortgage free. Quaker also leases sales, laboratory, manufacturing, and warehouse facilities in other locations.

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

Item 3.  Legal Proceedings.

The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters, including environmental matters. For information concerning pending asbestos-related litigation against an inactive subsidiary, amounts accrued associated with certain environmental non-capital remediation costs and the Company’s value-added tax dispute settlements, reference is made to Note 23 of Notes to Consolidated Financial Statements, included in Item 8 of this Report, which is incorporated herein by this reference. The Company is a party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flow or financial condition.

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

Michael F. Barry, 56 Chairman of the Board, Chief Executive Officer and President and Director
Mr. Barry, who has been employed by the Company since 1998, has served as Chairman of the Board since May 2009, in addition to his position as Chief Executive Officer and President held since October 2008.  He served as Senior Vice President and Managing Director – North America from January 2006 to October 2008. He served as Senior Vice President and Global Industry Leader – Metalworking and Coatings from July 2005 through December 2005. He served as Vice President and Global Industry Leader – Industrial Metalworking and Coatings from January 2004 through June 2005 and Vice President and Chief Financial Officer from 1998 to August 2004.

Margaret M. Loebl, 55 Vice President, Chief Financial Officer and Treasurer
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

D. Jeffry Benoliel, 56 Vice President and Global Leader – Metalworking, Can, Mining and Corporate Secretary
Mr. Benoliel, who has been employed by the Company since 1995, has served as Global Leader – Mining since May 1, 2014, in addition to his position as Vice President and Global Leader – Metalworking, Can and Corporate Secretary since July 2013.  He served as Vice President – Global Metalworking and Fluid Power and Corporate Secretary from June 2011 through June 2013, and until March 2012 also held the position of General Counsel.  He served as Vice President – Global Strategy, General Counsel and Corporate Secretary from October 2008 until mid-June 2011 and Vice President, Secretary and General Counsel from 2001 through September 2008.

Joseph A. Berquist, 43 Vice President and Managing Director – North America
Mr. Berquist, who has been employed by the Company since 1997, has served as Vice President and Managing Director – North America since April 2010.  He served as Senior Director, North America Commercial from October 2008 through March 2010.

Ronald S. Ettinger, 62 Vice President – Human Resources
Mr. Ettinger, who has been employed by the Company since 2002, has served as Vice President-Human Resources since December 2011.  He served as Director-Global Human Resources from August 2005 through November 2011.

Name, Age, and Present Position with the Company	Business Experience During the Past Five Years and Period Served as an Officer

Shane W. Hostetter, 33 Global Controller
Mr. Hostetter, who has been employed by the Company since July 2011, has served as Global Controller since September 1, 2014.  He served as Corporate Controller from May 2013 to August 2014.  He served as Assistant Global Controller from July 2011 to May 2013.  Prior to joining the Company, Mr. Hostetter led the financial reporting department for Pulse Electronics Corporation (formerly Technitrol, Inc.) from May 2008 to June 2011.

Dieter Laininger, 52 Vice President and Managing Director – South America and Global Leader – Primary Metals
Mr. Laininger, who has been employed by the Company since 1991, has served as Vice President and Managing Director – South America, since January 2013, in addition to his position as Vice President and Global Leader – Primary Metals, to which he was appointed in June 2011.  He served as Industry Business Director for Steel and Metalworking – EMEA from March 2001 through July 2011.

Joseph F. Matrange, 73 Vice President and Global Leader – Coatings
Mr. Matrange, who has been employed by the Company since 2000, has served as Vice President and Global Leader – Coatings since October 2008.  He has also served as President of AC Products, Inc., a California subsidiary, since October 2000, and Epmar Corporation, a California subsidiary, since April 2002.

Jan F. Nieman, 54 Vice President and Global Leader – Grease and Fluid Power, Global Strategy and Marketing
Mr. Nieman, who has been employed by the Company since 1992, has served as Vice President – Global Strategy and Marketing since May 1, 2014, in addition to his position as Global Leader – Grease and Fluid Power since August 2013.  He also served as Global Leader – Mining from August 2013 through April 30, 2014.  He served as Vice President and Managing Director – Asia/Pacific from February 2005 through July 2013.

Wilbert Platzer, 53 Vice President and Managing Director – EMEA	Mr. Platzer, who has been employed by the Company since 1995, has served as Vice President and Managing Director – EMEA since January 2006.

Adrian Steeples, 54 Vice President and Managing Director – Asia/Pacific
Mr. Steeples, who has been employed by the Company since 2010, has served as Vice President and Managing Director – Asia/Pacific since July 2013.  He served as Industry Business Director – Metalworking from March 2011 through June 2013, and Manager, European and Global Special Projects, from May 2010 through February 2011.  Prior to joining the Company, he worked for the BP Group serving as BP/Castrol European and Asian Pacific Sales Director in Industrial Lubricants and Services from January 2009 through December 2009.

PART II

 Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol KWR. The following table sets forth, for the calendar quarters during the two most recent fiscal years, the range of high and low sales prices for the common stock as reported on the NYSE composite tape (amounts rounded to the nearest penny), and the quarterly dividends declared and paid:

	Price Range				Dividends		Dividends
	2014		2013		Declared		Paid
	High	Low	High	Low	2014	2013	2014	2013
First quarter	$80.91	$65.19	$63.50	$54.24	$0.250	$0.245	$0.250	$0.245
Second quarter	81.70	71.16	67.27	53.54	0.30	0.25	0.250	0.245
Third quarter	79.59	69.17	73.41	61.67	0.30	0.25	0.30	0.25
Fourth quarter	93.56	67.29	81.52	70.02	0.30	0.25	0.30	0.25

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

As of January 16, 2015, there were 935 shareholders of record of the Company’s common stock, its only outstanding class of equity securities.

Every holder of Quaker common stock is entitled to one vote or ten votes for each share held of record on any record date depending on how long each share has been held. As of January 16, 2015, 13,302,967 shares of Quaker common stock were issued and outstanding. Based on the information available to the Company on January 16, 2015, as of that date the holders on record of 789,299 shares of Quaker common stock would have been entitled to cast ten votes for each share, or approximately 39% of the total votes that would have been entitled to be cast as of that record date, and the holders on record of 12,513,668 shares of Quaker common stock would have been entitled to cast one vote for each share, or approximately 61% of the total votes that would have been entitled to be cast as of that date. The number of shares that are indicated as entitled to one vote includes those shares presumed to be entitled to only one vote. Because the holders of these shares may rebut this presumption, the total number of votes entitled to be cast as of January 16, 2015 could be more than 20,406,658.

Reference is made to the information in Item 12 of this Report under the caption “Equity Compensation Plans,” which is incorporated herein by this reference.

   The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the fourth quarter of the fiscal year covered by this Report:

Issuer Purchases of Equity Securities
			(c)	(d)
			Total Number of	Maximum Number
	(a)	(b)	Shares Purchased	of Shares that May
	Total Number	Average	as part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share (2)	or Programs (3)	or Programs (3)
October 1 - October 31	1,175	$82.08	—	252,600
November 1 - November 30	—	—	—	252,600
December 1 - December 31	—	—	—	252,600
Total	1,175	$82.08	—	252,600

(1)
All of the 1,175 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options exercised, for the payment of taxes upon exercise of employee stock options or for the payment of taxes upon vesting of restricted stock.

(2)
The price paid per share, in each case, represented the closing price of the Company’s common stock on the date of exercise or vesting, as specified by the plan pursuant to which the applicable option or restricted stock was granted.

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

The following graph compares the cumulative total return (assuming reinvestment of dividends) from December 31, 2009 to December 31, 2014  for (i) Quaker’s common stock, (ii) the S&P SmallCap 600 Index (the “SmallCap Index”), and (iii) the S&P 600 Materials Group Index (the “Materials Group Index”).  The graph assumes the investment of $100 on December 31, 2009 in each of Quaker’s common stock, the stocks comprising the SmallCap Index and the stocks comprising the Materials Group Index.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Quaker	$100.00	$208.75	$199.57	$282.27	$410.14	$497.14
SmallCap Index	100.00	126.31	127.59	148.42	209.74	221.81
Materials Group Index	100.00	118.27	108.50	135.95	184.62	185.17

Item 6.  Selected Financial Data.

The following table sets forth selected financial data for the Company and its consolidated subsidiaries (in thousands, except dividends and per share data):

	Year Ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Summary of Operations:
Net sales	$765,860	$729,395	$708,226	$683,231	$544,063
Income before taxes and equity in net income of
associated companies	78,293	72,826	62,948	59,377	46,213
Net income attributable to Quaker Chemical Corporation	56,492	56,339	47,405	45,892	32,120
Per share:
Net income attributable to Quaker Chemical
Corporation Common Shareholders - basic	$4.27	$4.28	$3.64	$3.71	$2.85
Net income attributable to Quaker Chemical
Corporation Common Shareholders - diluted	$4.26	$4.27	$3.63	$3.66	$2.80
Dividends declared	1.150	0.995	0.975	0.955	0.935
Dividends paid	1.10	0.99	0.97	0.95	0.93
Financial Position
Working capital	$226,617	$197,991	$170,018	$152,900	$114,291
Total assets	665,526	584,146	536,634	511,152	452,868
Long-term debt	75,328	17,321	30,000	46,701	73,855
Total equity	365,135	344,696	289,676	261,357	190,537

Notes to the above table (in thousands):

(1)
The results of operations for 2014 include equity income from a captive insurance company of $2,412 after tax; offset by an after-tax charge of $321 related to the currency conversion of the Venezuelan Bolivar Fuerte to the U.S. Dollar at the Company’s 50% owned affiliate in Venezuela; $1,166 of charges related to cost streamlining initiatives in the Company’s EMEA and South American segments; a $902 charge related to a UK pension plan amendment; and $825 of charges related to certain customer bankruptcies.

(2)
The results of operations for 2013 include equity income from a captive insurance company of $5,451 after tax; an increase to other income of $2,540 related to a mineral oil excise tax refund; and an increase to other income of $497 related to a change in an acquisition-related earnout liability; partially offset by an after-tax charge of $357 related to the currency conversion of the Venezuelan Bolivar Fuerte to the U.S. Dollar at the Company’s 50% owned affiliate in Venezuela; $1,419 of charges related to cost streamlining initiatives in the Company’s EMEA and South American segments; and a $796 net charge related to a non-income tax contingency.

(3)
The results of operations for 2012 include equity income from a captive insurance company of $1,812 after tax; and an increase to other income of $1,737 related to a change in an acquisition-related earnout liability; partially offset by a charge of $1,254 related to the bankruptcy of certain customers in the U.S.; and a charge of $609 related to CFO transition costs.

(4)
The results of operations for 2011 include equity income from a captive insurance company of $2,323 after tax;  an increase to other income of $2,718 related to the revaluation of the Company’s previously held ownership interest in Tecniquimia Mexicana S.A de C.V. to its fair value; and an increase to other income of $595 related to a change in an acquisition-related earnout liability.

(5)
The results of operations for 2010 include equity income from a captive insurance company of $313 after tax;  offset by a final charge of $1,317 related to the retirement of the Company’s former Chief Executive Officer in 2008; a net charge of $4,132 related to a non-income tax contingency; a $322 after-tax charge related to the currency conversion of the Venezuelan Bolivar Fuerte to the U.S. Dollar at the Company’s 50% owned affiliate in Venezuela; and a $564 after-tax charge related to an out-of-period adjustment at the Company’s 40% owned affiliate in Mexico.

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

Overall, the Company performed very well in 2014, as its sales and earnings continued a trend of year-over-year growth and, also, solid cash flow generation.  The Company’s 2014 performance was driven by a 5% increase in net sales on increased product volumes, which was consistent with the growth of its gross profit on stable margins of 35.7% and 35.8% in 2014 and 2013, respectively.  Selling, general and administrative expenses (“SG&A”) increased $6.0 million from 2013, due to several factors including higher acquisition-related costs and higher labor-related costs on increased sales and merit inflation, net of lower incentive compensation and the effects of foreign currency exchange rate translation.  However, SG&A, as a percentage of sales, decreased to 25.6% from 26.0% in 2013, which increased the Company’s operating income to 10.1% of sales in 2014 compared to 9.8% in 2013.  The year-over-year improvement in the Company’s operating performance was negatively impacted by other items, such as lower other income and a higher tax rate, as compared to 2013, which are further discussed in the Company’s Consolidated Operations Review section of this Item, below.

From a business perspective, the Company’s performance in 2014 was highlighted by continued volume gains over all of its regions, with the exception of South America, where we continue to be adversely impacted by low end-user production and foreign exchange.  Related to the remaining regions, North America continues to experience higher sales levels and a slight increase in gross margin on an improving domestic economy.  Similarly, both EMEA and Asia/Pacific experienced higher sales volume on continued market share gains.  In addition, North America and Europe’s sales increased from recent acquisitions, but the segments’ overall net performance were minimally impacted, due to acquisition-related costs and initial fair value accounting adjustments.  Overall, each of the three regions’ improved sales were partially offset by higher manufacturing costs, direct SG&A costs and other labor-related costs on increased volume levels and overall merit inflation.  Similarly, South America had year-over-year impacts due to normal merit increases, which the Company continues to temper through certain actions, such as its most recent cost streamlining activity in the fourth quarter of 2014.

 The net result was earnings per diluted share of $4.26 in 2014 compared to $4.27 in 2013, with non-GAAP earnings per diluted share increasing 11% to $4.26 in 2014 from $3.84 in 2013.  Also, consistent with the operating income trends discussed above, the Company’s adjusted EBITDA approximated $100 million in 2014, which was an increase of 11% from $89.6 million in 2013.  See the Non-GAAP Measures section in this Item, below.

These strong earnings drove solid operating cash flows of $54.7 million in 2014.  However, the Company’s strong earnings in 2014 were partially offset by higher working capital investments, which decreased its operating cash flow from $73.8 million in 2013.  Specifically, the primary changes to the Company’s working capital were higher cash outflows from accounts receivable, inventory and accounts payable and accrued liabilities, which are further discussed in the Company’s Liquidity and Capital Resources section in this Item, below.

The Company is pleased with its performance for 2014.  Specifically, the Company continued to gain market share and maintain its margin levels in each of its three largest regions, which more than offset a decline in its smallest region, South America.  These performance improvements were also achieved despite an overall sluggish global economy and other headwinds, such as foreign exchange.  This performance drove the fifth consecutive year of revenue, operating income and adjusted EBITDA growth, as well as total shareholder return of approximately 21%, due to the Company’s continued dividend and stock price appreciation.  Overall, the Company’s liquidity remains a strength, as its consolidated leverage ratio continues to be less than one times EBITDA, despite added borrowings for its record year of acquisition activity.  As the Company looks to 2015, the Company expects further market share gains from its recent acquisitions and other strategic initiatives.  However, the Company continues to operate in a highly competitive and uncertain environment, with economic challenges in certain areas among its four regions, such as Brazil.  The Company believes that its track record of increasing market share and leveraging recent acquisitions will continue, which should help offset potential market challenges.  On balance, the Company remains confident in its future and expects 2015 to be another good year for Quaker, as the Company strives to increase revenue, operating income and adjusted EBITDA for a sixth consecutive year.

Critical Accounting Policies and Estimates

Quaker’s discussion and analysis of its financial condition and results of operations are based upon Quaker’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Quaker to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Quaker evaluates its estimates, including those related to customer sales incentives, product returns, bad debts, inventories, property, plant and equipment, investments, goodwill, intangible assets, income taxes, financing operations, restructuring, incentive compensation plans (including equity-based compensation), pensions and other postretirement benefits, and contingencies and litigation. Quaker bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, actual results may differ from these estimates, under different assumptions or conditions.

Quaker believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:

1. Accounts receivable and inventory exposures — Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. Further, a significant portion of Quaker’s revenues is derived from sales to customers in industries where a number of bankruptcies have occurred in past years and where companies have experienced financial difficulties. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. These matters may increase the Company’s exposure, should a bankruptcy occur, and may require a write down or a disposal of certain inventory due to its estimated obsolescence or limited marketability. Reserves for customers filing for bankruptcy protection are generally established at 75-100% of the amount outstanding at the bankruptcy filing date.  However, initially establishing a reserve and the amount thereto is dependent on the Company’s evaluation of likely proceeds to be received from the bankruptcy process, which could result in the Company recognizing minimal or no reserve at the date of bankruptcy. Large and/or financially distressed customers are generally reserved for on a specific review basis, while a general reserve is maintained for other customers based on historical experience. The Company’s consolidated allowance for doubtful accounts was $6.5 million and $7.1 million at December 31, 2014 and December 31, 2013, respectively. The Company recorded a reduction in its provision for doubtful accounts of $0.3 million in 2014, compared to increases to its provision for doubtful accounts of $1.1 million and $2.1 million in 2013 and 2012, respectively. Changing the recorded provisions by 10% would have increased or decreased the Company’s pre-tax earnings by less than $0.1 million, approximately $0.1 million and approximately $0.2 million in 2014, 2013 and 2012, respectively.

2. Environmental and litigation reserves — Accruals for environmental and litigation matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. Environmental costs and remediation costs are capitalized if the costs extend the life, increase the capacity or improve the safety or efficiency of the property from the date acquired or constructed, and/or mitigate or prevent contamination in the future. Estimates for accruals for environmental matters are based on a variety of potential technical solutions, governmental regulations and other factors, and are subject to a large range of potential costs for remediation and other actions. A considerable amount of judgment is required in determining the most likely estimate within the range of total costs, and the factors determining this judgment may vary over time. Similarly, reserves for litigation and similar matters are based on a range of potential outcomes and require considerable judgment in determining the most probable outcome. If no amount within the range is considered more probable than any other amount, the Company accrues the lowest amount in that range in accordance with generally accepted accounting principles. See Note 23 of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report.

3. Realizability of equity investments — Quaker holds equity investments in various foreign companies, whereby it has the ability to influence, but not control, the operations of the entity and its future results. Quaker would record an impairment charge to an investment, if it believed a decline in value that was other than temporary occurred. Future adverse changes in market conditions, poor operating results of underlying investments, devaluation of foreign currencies or other events or circumstances could result in losses or an inability to recover the carrying value of the investments.  These indicators may result in an impairment charge in the future. The carrying amount of the Company’s equity investments at December 31, 2014 was $21.8 million, which included four investments of $14.4 million, or a 32.8% interest, in Primex, Ltd. (Barbados), $4.9 million, or a 50% interest, in Nippon Quaker Chemical, Ltd. (Japan), $2.3 million, or a 50% interest, in Kelko Quaker Chemical, S.A. (Venezuela) and $0.2 million, or a 50% interest, in Kelko Quaker Chemical, S.A. (Panama), respectively.  See Note 13 of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report.

4. Tax exposures, valuation allowances and uncertain tax positions — Quaker records expenses and liabilities for taxes based on estimates of amounts that will be ultimately determined to be deductible in tax returns filed in various jurisdictions. The filed tax returns are subject to audit, which often occur several years subsequent to the date of the financial statements. Disputes or disagreements may arise during audits over the timing or validity of certain items or deductions, which may not be resolved for extended periods of time. Quaker applies the provisions of FASB’s guidance regarding uncertain tax positions. The guidance applies to all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return. The FASB’s guidance regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. The guidance further requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. Additionally, the guidance provides for derecognition, classification, penalties and interest, accounting in interim periods, disclosure and transition.  The guidance also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized, including timing differences, and the amount previously taken or expected to be taken in a tax return. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The guidance also requires that an entity net its liability for unrecognized tax benefits against deferred tax assets related to net operating losses or other tax credit carryforwards that would apply if the uncertain tax position were settled for the presumed amount at the balance sheet date.  Quaker also records valuation allowances when necessary to reduce its deferred tax assets to the amount that is more likely than not to be realized. While Quaker has considered future taxable income and employs prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event Quaker were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should Quaker determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Both determinations could have a material adverse impact on the Company’s financial statements. In addition, U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries since it is the Company’s intention to continue to reinvest these earnings in those foreign subsidiaries for working capital needs and certain other growth initiatives. The amount of such undistributed earnings at December 31, 2014 was approximately $197.0 million.  However, U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of foreign tax credits.

5. Goodwill and other intangible assets — The Company records goodwill and intangible assets at fair value as of the acquisition date and amortizes definite-lived intangible assets on a straight-line basis over the useful lives of the intangible assets based on third-party valuations of the assets.  Goodwill and intangible assets, which have indefinite lives, are not amortized and are required to be assessed at least annually for impairment. The Company compares the assets’ fair value to their carrying value, primarily based on future discounted cash flows, in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning, but the actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, and economic conditions. The Company’s assumption of weighted average cost of capital (“WACC”) and estimated future net operating profit after tax (“NOPAT”) are particularly important in determining estimated future cash flows.

The Company completed its annual impairment assessment as of the end of the third quarter of 2014, and no impairment charge was warranted. Furthermore, the estimated fair value of each of the Company’s reporting units substantially exceeded its carrying value, with none of the Company’s reporting units at risk for failing step one of the goodwill impairment test.  The Company’s consolidated goodwill and indefinite-lived intangible assets at December 31, 2014 and December 31, 2013 were $79.0 million and $59.3 million, respectively. The Company currently uses a WACC of 12% and, at September 30, 2014, this assumption would have had to increase by more than 8.9 percentage points before any of the Company’s reporting units would fail step one of the impairment analysis. Further, at September 30, 2014, the Company’s estimate of future NOPAT would have had to decrease by more than 38.2% before any of the Company’s reporting units would fail step one of the impairment analysis.

6. Postretirement benefits — The Company provides certain pension and other postretirement benefits to current employees, former employees and retirees. Independent actuaries, in accordance with accounting principles generally accepted in the United States, perform the required valuations to determine benefit expense and, if necessary, non-cash charges to equity for additional minimum pension liabilities. Critical assumptions used in the actuarial valuation include the weighted average discount rate, rates of increase in compensation levels, and expected long-term rates of return on assets. If different assumptions were used, additional pension expense or charges to equity might be required. The Company’s U.S. pension plan year-end is November 30, and the measurement date is December 31. The following table highlights the potential impact on the Company’s pre-tax earnings, due to changes in assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 31, 2014:

	1/2 Percentage Point Increase			1/2 Percentage Point Decrease
	Foreign	Domestic	Total	Foreign	Domestic	Total
	(Dollars in millions)
Discount rate	$0.8	$0.1	$0.9	$(0.8)	$(0.1)	$(0.9)
Expected rate of return on plan assets	0.4	0.2	0.6	(0.3)	(0.2)	(0.5)

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $64.7 million at December 31, 2014 from $68.5 million at December 31, 2013.  The $3.8 million decrease was the net result of $54.7 million of cash provided by operating activities, $84.5 million of cash used in investing activities, $30.2 million of cash provided by financing activities and $4.2 million of a decrease due to foreign exchange. At

December 31, 2014, the Company held approximately $60.4 million of its total cash and cash equivalents among its foreign subsidiaries, which is subject to possible limitations on repatriation to the United States.

Net cash flows provided by operating activities decreased $19.1 million to $54.7 million in 2014 compared to $73.8 million in 2013, as the Company’s improved operating performance in 2014 was offset by higher working capital investment.  Specifically, the Company had higher cash outflow from accounts receivables due to increased sales at the end of 2014 and a delay in the timing of cash receipts in certain regions.  A key driver in the delayed timing was a significant increase in the level of bank acceptance drafts that the Company received on outstanding receivables in its Asia/Pacific region.  This type of payment carries with it extended terms, if the Company chooses not to immediately exchange it with the respective issuing bank for a discounted amount.  To date, all of the Company’s bank acceptance drafts have been carried to their full term.  Overall, the current year marked an uncommon increase in the use of such methods of payment by the Company’s customers, which it expects to be at a more stable level in the next year.  In addition to its receivables, the Company had higher cash outflows from inventory due to re-establishing safety stock levels, that were low at year-end 2013, and less cash inflows from accounts payable and accrued liabilities, primarily related to higher annual incentive compensation payouts on the Company’s improved performance in the prior year.  In addition, the Company’s operating cash flow comparison was affected by a $2.0 million dividend distribution received in the prior year from its captive insurance equity affiliate and, also, the prior year mineral oil excess tax refund discussed below.

Net cash flows used in investing activities increased $72.1 million to $84.5 million in 2014 compared to $12.4 million in 2013, which was primarily the result of higher payments for acquisitions and property, plant and equipment.  During 2014, the Company invested $73.5 million for acquisitions that primarily related to its purchase of  ECLI, for its North American segment, and Binol, for its EMEA segment, whereas, in 2013, the Company invested $2.5 million for a business that primarily related to tin plating and a chemical milling maskants distribution network for its North American segment.  Related to property, plant and equipment, the Company had $1.6 million of higher investments in 2014 primarily due to information technology development, capital improvements and other related initiatives primarily in its EMEA and North America segments, partially offset by higher payments during 2013 to expand the Company’s Asia/Pacific facilities.  These cash outflows were net of higher cash flow from changes in the Company’s restricted cash in 2014, which is dependent upon the timing of claims and payments associated with the subsidiary’s asbestos litigation.

Net cash flows provided by financing activities were $30.2 million in 2014 compared to $26.2 million of cash used in financing activities in 2013.  The $56.4 million change in cash provided by financing activities was due to a change from repayments of external debt on the Company’s revolving credit line made in 2013 compared to the current year borrowings on the Company’s revolving credit line.  The current year borrowings were primarily used to fund the increase in the Company’s investing and financing activities, with its recent acquisition of ECLI and Binol, mentioned above, its $7.6 million purchase of its remaining interest in its Australian equity affiliate and its $4.7 million acquisition-related earnout payment.

The Company’s primary credit line is a $300.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which matures in June 2018.  At the Company’s option, the principal amount available can be increased to $400.0 million if the lenders agree to increase their commitments and the Company satisfies certain conditions.  At December 31, 2014, the Company had $58.4 million of borrowings outstanding under this facility, compared to no borrowings outstanding as of December 31, 2013.  The Company’s access to this credit is largely dependent on its consolidated leverage ratio covenant, which cannot exceed 3.50 to 1.  At December 31, 2014 and December 31, 2013, the consolidated leverage ratio was below 1.0 to 1, and the Company was also in compliance with all of the facility’s other covenants.

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

At December 31, 2014, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $15.6 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $10.8 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements, including pension plan contributions, payments of dividends to shareholders, possible acquisitions and other business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

The following table summarizes the Company’s contractual obligations at December 31, 2014, and the effect such obligations are expected to have on its liquidity and cash flows in future periods. Pension and other postretirement plan contributions beyond 2015 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. The timing of payments related to other long-term liabilities, which consist primarily of deferred compensation agreements, also cannot be readily determined due to their uncertainty. Interest obligations on the Company’s long-term debt and capital leases assume the current debt levels will be outstanding for the entire respective period and apply the interest rates in effect at December 31, 2014.

	Payments due by period
Contractual Obligations							2020 and
(Amounts in millions)	Total	2015	2016	2017	2018	2019	Beyond
Long-term debt	$75.530	$0.324	$0.331	$0.338	$63.765	$0.350	$10.422
Interest obligations	10.620	1.532	1.524	1.513	1.115	0.545	4.391
Capital lease obligations	0.201	0.079	0.064	0.058	—	—	—
Non-cancelable operating leases	12.956	5.301	4.381	2.580	0.348	0.217	0.129
Purchase obligations	2.513	2.513	—	—	—	—	—
Pension and other postretirement plan
contributions	4.744	4.744	—	—	—	—	—
Other long-term liabilities (See Note 18 of
Notes to Consolidated Financial Statements)	7.284	—	—	—	—	—	7.284
Total contractual cash obligations	$113.848	$14.493	$6.300	$4.489	$65.228	$1.112	$22.226

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

The following is a reconciliation between the non-GAAP (unaudited) financial measures of non-GAAP earnings per diluted share to its most directly comparable GAAP financial measure:

	For the years ended December 31,
	2014	2013	2012

GAAP earnings per diluted share attributable to Quaker Chemical
Corporation Common Shareholders	$4.26	$4.27	$3.63
UK pension plan amendment per diluted share	0.05	—	—
Customer bankruptcy costs per diluted share	0.05	—	0.06
Mineral oil excise tax refund per diluted share	—	(0.14)	—
Change in an acquisition-related earnout liability per diluted share	—	(0.03)	(0.09)
Cost streamlining initiatives per diluted share	0.06	0.08	—
Currency conversion impacts of the Venezuelan Bolivar Fuerte per diluted share	0.02	0.03	—
Non-income tax contingency charge per diluted share	—	0.04	—
CFO transition costs per diluted share	—	—	0.03
Equity income in a captive insurance company per diluted share	(0.18)	(0.41)	(0.14)

Non-GAAP earnings per diluted share	$4.26	$3.84	$3.49

The following is a reconciliation of the non-GAAP (unaudited) financial measure of adjusted EBITDA to its most directly comparable GAAP financial measure:

	For the years ended December 31,
	2014	2013	2012

Net income attributable to Quaker Chemical Corporation	$56,492	$56,339	$47,405
Depreciation and amortization	16,631	15,784	15,358
Interest expense	2,371	2,922	4,283
Taxes on income before equity in net income of associated companies	23,539	20,489	15,575
UK pension plan amendment	902	—	—
Customer bankruptcy costs	825	—	1,254
Mineral oil excise tax refund	—	(2,540)	—
Change in an acquisition-related earnout liability	—	(497)	(1,737)
Cost streamlining initiatives	1,166	1,419	—
Currency conversion impacts of the Venezuelan Bolivar Fuerte	321	357	—
Non-income tax contingency charge	—	796	—
CFO transition costs	—	—	609
Equity income in a captive insurance company	(2,412)	(5,451)	(1,812)

Adjusted EBITDA	$99,835	$89,618	$80,935

Out-of-Period Adjustment

During 2012, the Company reassessed its ability to significantly influence the operating and financial policies of its captive insurance equity affiliate, Primex Ltd. (“Primex”).  Based on its ownership percentage and other factors, the Company determined that, during 2012, the Company obtained the ability to significantly influence Primex and, as a result, changed its method of accounting from the cost to equity method.   During the first quarter of 2013, the Company identified errors in Primex’s estimated 2012 financial statements, which primarily related to a reinsurance contract held by Primex.  The identified errors resulted in a cumulative $1.0 million understatement of the Company’s equity in net income from associated companies for the year ended December 31, 2012.  The Company corrected the errors related to Primex in the first quarter of 2013, which had the net effect of increasing equity in net income from associated companies by $1.0 million for the three months ended March 31, 2013 and the year ended December 31, 2013.  The Company did not believe this adjustment was material to its consolidated financial statements for the year ended December 31, 2012 or to the Company’s results for the year ended December 31, 2013 and, therefore, did not restate any prior period amounts.  See Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Operations

Consolidated Operations Review – Comparison of 2014 with 2013

Net sales for 2014 of $765.9 million increased 5% from $729.4 million for 2013.  The increase in the Company’s net sales from the prior year was primarily driven by a 5% increase in product volumes.  Included in the Company’s net sales growth in 2014 was approximately $12.8 million, or 1.7%, of additional sales from acquisitions, which was largely offset by a decrease of $10.3 million, or 1%, due to foreign currency exchange rate translation.  The effects on net sales related to price and product mix were generally consistent in 2014 compared to 2013.

Gross profit increased approximately $12.1 million, or approximately 5%, from 2013, which was driven by the increase in sales volumes, noted above, on relatively consistent gross margins of 35.7% and 35.8% for 2014 and 2013, respectively.

SG&A increased approximately $6.0 million from 2013, which was driven by the net impact of several factors.  Specifically, SG&A increased from additional costs acquired with the Company’s 2014 acquisitions, higher labor-related costs on increased sales and merit inflation, current year costs related to certain customer bankruptcies of approximately $0.8 million, or $0.05 per diluted share, and, also, $0.9 million, or $0.05 per diluted share, of additional costs related to an amendment to the Company’s pension plan in the United Kingdom.  These increases to SG&A for 2014 were partially offset by lower incentive compensation costs, decreases in foreign currency exchange rate translation and a non-income tax contingency charge of $0.8 million, or $0.04 per diluted share, recorded in the prior year.  Also, the comparison of SG&A was impacted by costs from the Company’s streamlining activities in its South America and EMEA regions during 2014 and 2013 of $1.2 million, or $0.06 per diluted share, and $1.2 million, or $0.07 per diluted share, respectively.  In addition, the Company incurred approximately $1.1 million of diligence-related costs to support its acquisition-related activity in 2014 compared to $0.2 million in 2013.

Other income decreased $2.8 million in 2014 compared to 2013.  The decrease was primarily related to the prior year refund of $2.5 million, or $0.14 per diluted share, related to past excise taxes paid on certain mineral oil sales and, also, $0.5 million, or $0.03 per diluted share, related to prior year changes in an acquisition-related earnout liability, net of a prior year charge of $0.2 million or $0.01 per diluted share, related to the cost streamlining initiatives noted above.

 Interest expense was $0.6 million lower in 2014 compared to 2013, primarily due to the prior year interest accretion of an acquisition-related earnout liability, discussed above, which was settled early in the second quarter of 2014.  This decrease to interest expense was net of additional expense from higher average borrowings due to the Company’s 2014 acquisition activity.

Interest income was $1.6 million higher in 2014 compared to 2013, primarily due to interest received on several non-income tax-related credits and an increase in the level of the Company’s invested cash in regions with higher returns.

The Company’s effective tax rates for 2014 and 2013 were 30.1% and 28.1%, respectively.  The primary contributor to the Company’s higher effective tax rate in 2014 was an increase in reserves related to uncertain tax positions.  In addition, the Company continues to enjoy a net reduction to its effective tax rate arising from lower tax rates in foreign jurisdictions.  The Company has experienced and expects to further experience volatility in its effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, among other factors.

The decrease in the Company’s equity income of $3.0 million in 2014 compared to 2013 was primarily caused by lower earnings related to the Company’s equity interest in a captive insurance company.  Earnings attributable to this equity interest were $2.4 million, or $0.18 per diluted share, in 2014 compared to $5.5 million, or $0.41 per diluted share, in 2013, including a $1.0 million out-of-period adjustment.  See the Out-of-Period Adjustment section in this Item, above.  In addition, the Company’s equity income includes comparable currency charges related to the conversion of the Venezuelan Bolivar Fuerte to the U.S. Dollar of $0.3 million, or $0.02 per diluted share, in 2014, and $0.4 million, or $0.03 per diluted share, in 2013.

The primary component of the $0.7 million decrease in net income attributable to noncontrolling interest in 2014 compared to 2013 was the Company’s second quarter of 2014 acquisition of its noncontrolling interest in its Australian equity affiliate.

The Company’s current year acquisitions generally performed in line with their expected positive operating results for 2014, however, these results were largely offset by the acquisition-related costs, noted above, and initial adjustments related to fair value accounting.  Overall, the impact from the current year acquisitions to the Company’s net income was slightly positive at less than $0.1 million, or less than $0.01 per diluted share, for 2014.

Changes in foreign exchange rates negatively impacted the 2014 net income, compared to 2013, by approximately $1.2 million, or $0.09 per diluted share.

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

Gross profit increased by approximately $22.4 million, or approximately 9%, from 2012, which was primarily the result of an improvement in gross margin to 35.8% in 2013 from 33.7% in 2012 and the additional gross profit from the increased sales volumes, noted above.  The increase in gross margin reflects the return of the Company’s product margins to more acceptable levels.

SG&A increased approximately $14.3 million from 2012, which was primarily driven by higher labor-related costs on general year-over-year merit increases, increased selling and other related costs on improved Company performance and costs added with our recent acquisitions.  In addition, non-operating SG&A expenses increased due to certain uncommon costs.  For instance, 2013 SG&A includes a non-income tax contingency charge of approximately $0.8 million, or $0.04 per diluted share, and, also, costs related to streamlining certain operations in the Company’s EMEA and South American segments of approximately $1.2 million, or $0.07 per diluted share. Whereas, in 2012, there were costs associated with the bankruptcies of certain U.S customers of $1.3 million, or $0.06 per diluted share, the prior year costs associated with the Company’s CFO transition of $0.6 million, or $0.03 per diluted share, and lower translation due to changes in foreign exchange rates.

Other income for 2013 was approximately $3.5 million, which was primarily driven by a refund of $2.5 million, or $0.14 per diluted share, related to past excise taxes paid on certain mineral oil sales, income of $0.5 million, or $0.03 per diluted share, related to a change in an acquisition-related earnout liability and earnings from third-party license fees, partially offset by foreign exchange losses and $0.2 million, or $0.01 per diluted share, of costs associated with the streamlining initiatives mentioned above.  Other income for 2012 was approximately $3.4 million, which was primarily driven by income of $1.7 million, or $0.09 per diluted share, related to a change in the acquisition-related earnout liability, noted above, earnings from third-party license fees and income from a change in a separate acquisition-related liability, partially offset by foreign exchange losses.

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

Equity in net income of associated companies increased due to higher earnings related to the Company’s equity interest in a captive insurance company in 2013 compared to 2012.  Earnings attributable to this equity interest increased from approximately $1.8 million, or $0.14 per diluted share, for 2012 to approximately $5.5 million, or $0.41 per diluted share, for 2013, which includes a non-cash out-of-period adjustment of approximately $1.0 million recorded in 2013.  See the Out-of-Period Adjustment section in this Item, above. Partially offsetting this increase in equity in net income of associated companies was a charge of approximately $0.4 million, or $0.03 per diluted share, related to the conversion of the Venezuelan Bolivar Fuerte to the U.S. Dollar in 2013.

Changes in foreign exchange rates negatively impacted 2013 net income, compared to 2012, by approximately $0.7 million, or $0.05 per diluted share.

Reportable Operating Segment Review – Comparison of 2014 with 2013

The Company offers its industrial process fluids, chemical specialties and technical expertise to a wide range of industries in a global product portfolio throughout its four segments: (i) North America, (ii) EMEA, (iii) Asia/Pacific and (iv) South America.

North America

North America represented approximately 44% of the Company’s consolidated net sales in 2014, which increased approximately $26.0 million, or 8%, from 2013.  The increase in net sales was generally attributable to higher product volumes, including acquisitions, of 9%, partially offset by a 1% decrease related to price and product mix.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $7.0 million, or 11%, from 2013.  The increase in 2014 was mainly driven by higher gross profit on the increases to net sales, noted above, and a slight margin improvement on a change in price and product mix, partially offset by higher labor-related costs on improved segment performance and general year-over-year merit increases.

EMEA

EMEA represented approximately 26% of the Company’s consolidated net sales in 2014, which increased approximately $7.5 million, or 4%, from 2013.  The increase in net sales was generally attributable to higher product volumes, including acquisitions, of 5%, partially offset by decreases related to price and product mix of 1%.  Effects on net sales from foreign exchange were generally comparable in 2014 and 2013.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $2.9 million, or 10%, from 2013.  This increase in 2014 was mainly driven by higher gross profit on the increases to net sales, noted above, the incremental prior year costs related to EMEA’s streamlining initiatives and a decrease in current year SG&A due to the impacts from the same initiatives, partially offset by higher labor-related costs on improved segment performance and general year-over-year merit increases.

Asia/Pacific

Asia/Pacific represented approximately 24% of the Company’s consolidated net sales in 2014, which increased approximately $16.5 million, or 10%, from 2013.  The increase in net sales was primarily due to higher product volumes of 9% and an increase due to price and product mix of 2%, partially offset by a decrease from foreign currency exchange rate translation of 1%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Australian Dollar to U.S. Dollar exchange rate, which averaged 0.90 in 2014 compared to 0.97 in 2013.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $1.5 million, or 3%, from 2013.  The increase in 2014 was mainly driven by higher gross profit on the increases to net sales, noted above, partially offset by lower gross margins due to a change in price and product mix and, also, higher labor-related costs on improved segment performance and general year-over-year merit increases.

South America

South America represented approximately 6% of the Company’s consolidated net sales in 2014, which decreased approximately $13.6 million, or 21%, from 2013.  The decrease in net sales was generally attributable to lower product volumes of 15% and a decrease from foreign currency exchange rate translation of 11%, partially offset by an increase in price and product mix of 5%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates, which averaged 0.43 and 0.12 in 2014 compared to 0.47 and 0.18 in 2013, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased approximately $4.9 million, or 53%, from 2013.  The decrease in 2014 was mainly driven by lower gross profit on the decreases to net sales, noted above, a gross margin decline on a change in price and product mix, incremental costs related to South America’s streamlining initiatives and higher labor-related costs on general year-over-year merit increases, partially offset by positive impacts from cost streamlining initiatives taken in this segment during 2013 and the impacts on SG&A related to lower segment performance.

Reportable Operating Segment Review – Comparison of 2013 with 2012

Overall, the Company experienced improved product margins in each of its four reportable segments in 2013 as compared to 2012, as product margins returned to more acceptable levels during 2013 compared to past recent years.

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

EMEA

EMEA represented approximately 26% of the Company’s consolidated net sales in 2013, which increased approximately $13.0 million, or approximately 7%, from 2012.  The increase in net sales was primarily due to a 5% increase in base product volumes, a 2% increase from acquisitions and a 3% increase from foreign currency exchange rate translation, partially offset by a 3% decrease in price and product mix.  The foreign currency translation impact was primarily due to the E.U. Euro to U.S. Dollar exchange rate, which averaged 1.33 in 2013 compared to 1.29 in 2012.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $5.0 million, or approximately 20%, from 2012, which reflects the increase in the reportable segment’s product margins generated by the increase in net sales, noted above.

Asia/Pacific

Asia/Pacific represented approximately 23% of the Company’s consolidated net sales in 2013, which increased approximately $12.4 million, or approximately 8%, from 2012.  The increase in net sales was primarily due to a 7% increase in base product volumes and a 2% increase in price and product mix, partially offset by a 1% decrease in foreign currency exchange rate translation.  The foreign currency translation impact was primarily due to decreases in the Indian Rupee and Australian Dollar to U.S. Dollar exchange rates, which averaged 0.017 and 0.97 in 2013 compared to 0.019 and 1.04 in 2012, respectively.  These foreign exchange decreases were partially offset by an increase in the Chinese Renminbi to U.S. Dollar exchange rate, which averaged 0.161 in 2013 compared to 0.158 in 2012.  This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $5.3 million, or approximately 14%, from 2012, which reflects the increase in the reportable segment’s product margins generated by the increase in net sales, noted above.

South America

South America represented approximately 9% of the Company’s consolidated net sales in 2013, which decreased approximately $2.5 million, or approximately 4%, from 2012.  The decrease in net sales was driven by an 11% decrease due to foreign currency exchange rate translation, partially offset by a 2% increase in base product volumes and a 5% increase in price and product mix.  The foreign currency translation impact was primarily due to decreases in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates, which averaged 0.47 and 0.18 in 2013 compared to 0.51 and 0.22 in 2012, respectively. This reportable segment’s operating earnings, excluding indirect expenses, increased approximately $2.4 million, or approximately 36%, from 2012, which reflects the increase in the reportable segment’s product margins, noted above, and the favorable impact of cost streamlining initiatives implemented in early 2013.

Environmental Clean-up Activities

The Company is involved in environmental clean-up activities in connection with an existing plant location and former waste disposal sites. In 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board (“SACRWQB”), ACP is remediating the contamination. In 2007, ACP agreed to operate two groundwater treatment systems, so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of contaminants are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. In February 2014, ACP, with the consent of the Orange County Water District (“OCWD”) and SACRWQB, ceased operations at one of its two groundwater treatment systems, as it had met the above condition for closure. At December 31, 2014, the Company believes that the remaining potential-known liabilities associated with the ACP contamination, namely estimated future cost of the water remediation program, is approximately $0.4 million to $1.0 million, for which the Company has sufficient reserves. Notwithstanding the foregoing, the Company cannot be certain that liabilities in the form of remediation expenses and damages will not be incurred in excess of the amount reserved. See Note 23 of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report.

General

The Company generally does not use financial instruments that expose it to significant risk involving foreign currency transactions; however, the size of our non-U.S. activities has a significant impact on reported operating results and the attendant net assets. During the past three years, sales by non-U.S. subsidiaries accounted for approximately 60% to 65% of our consolidated net annual sales. See Note 4 of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report and the Foreign Exchange Risk section in Item 7A of this Report.

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

Any or all of the forward-looking statements in this Report, in Quaker’s Annual Report to Shareholders for 2014 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

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

   Interest Rate Risk.  Quaker’s exposure to market rate risk for changes in interest rates relates primarily to its credit facility.  Interest rates for the credit facility are generally based on LIBOR plus a spread.  Accordingly, if interest rates rise significantly, the cost of debt to Quaker will increase. This can have an adverse effect on Quaker, depending on the extent of Quaker’s borrowings throughout a given year. As of December 31, 2014, Quaker had $58.4 outstanding under its credit facility at a weighted average borrowing rate of approximately 1.16%.  If interest rates had changed by 10%, the Company’s interest expense would have correspondingly increased or decreased by less than $0.1 million. The Company previously used derivative financial instruments primarily for the purposes of hedging exposures to fluctuations in interest rates. Specifically, the Company had previously entered into interest rate swaps in order to fix a portion of its variable rate debt. The Company did not use any similar instruments in 2014.  Quaker’s other long-term and short-term debt consists primarily of fixed rate bonds and loans which are not exposed to interest rate fluctuations.  The Company does not enter into derivative contracts for trading or speculative purposes.  See the information included under the caption “Derivatives” in Note 1, and the information in Note 22 of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report and is incorporated herein by reference.

     Foreign Exchange Risk.  A significant portion of Quaker’s revenues and earnings are generated by its foreign operations. These foreign operations also represent a significant portion of Quaker’s assets and liabilities. Generally, all of these foreign operations use the local currency as their functional currency. Accordingly, Quaker’s financial results are affected by risks that are typical of global companies, such as currency fluctuations, particularly between the U.S. Dollar and the E.U. Euro, the Brazilian Real, the Chinese Renminbi and the Indian Rupee. As exchange rates vary, Quaker’s results can be materially affected.  If the E.U. Euro, the Brazilian Real, the Chinese

Renminbi and the Indian Rupee had all strengthened or weakened by 10% against the U.S. Dollar, the Company’s 2014 revenues and pre-tax earnings would have correspondingly increased or decreased approximately $36.6 million and $5.5 million, respectively.

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

Commodity Price Risk.  Many of the raw materials used by Quaker are commodity chemicals, and, therefore, Quaker’s earnings can be materially affected by market changes in raw material prices. In certain cases, Quaker has entered into fixed-price purchase contracts having a term of up to two years. These contracts provide protection to Quaker if the prices for the contracted raw materials rise; however, in certain limited circumstances, Quaker will not realize the benefit if such prices decline.  If the Company’s gross margin had changed by one percentage point, the Company’s 2014 pre-tax earnings would have correspondingly increased or decreased by approximately $7.7 million.

Credit Risk.  Quaker establishes allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Quaker’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Downturns in the overall economic climate may also exacerbate specific customer financial issues. A significant portion of Quaker’s revenues is derived from sales to customers in the U.S. steel and automotive industries, including some of our larger customers, where a number of bankruptcies have occurred in past years and where companies have experienced financial difficulty. When a bankruptcy occurs, Quaker must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. In addition, as part of its terms of trade, Quaker may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur, and may require a write-down or disposal of certain inventory due to its estimated obsolescence or limited marketability. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory.  The Company recorded a reduction in its provisions for doubtful accounts of $0.3 million in 2014, compared to provisions for doubtful accounts of $1.1 million and $2.1 million in 2013 and 2012, respectively. A change of 10% to the recorded provisions would have increased or decreased the Company’s pre-tax earnings by less than $0.1 million, approximately $0.1 million and approximately $0.2 million in 2014, 2013 and 2012, respectively.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of Quaker Chemical Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows present fairly, in all material respects, the financial position of Quaker Chemical Corporation and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded ECLI Products, LLC and Binol AB from its assessment of internal control over financial reporting as of December 31, 2014 because these entities were acquired by the Company in purchase business combinations in August 2014 and November 2014, respectively. We have also excluded ECLI Products, LLC and Binol AB from our audit of internal control over financial reporting. ECLI Products, LLC and Binol AB are wholly owned subsidiaries of the Company, whose total assets and total revenues represent 12% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
February 26, 2015

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Net sales	$765,860	$729,395	$708,226
Costs and expenses
Cost of goods sold	492,654	468,320	469,515
Selling, general and administrative expenses	195,850	189,832	175,487
	688,504	658,152	645,002
Operating income	77,356	71,243	63,224
Other income, net	767	3,519	3,415
Interest expense	(2,371)	(2,922)	(4,283)
Interest income	2,541	986	592
Income before taxes and equity in net income of associated companies	78,293	72,826	62,948
Taxes on income before equity in net income of associated companies	23,539	20,489	15,575
Income before equity in net income of associated companies	54,754	52,337	47,373
Equity in net income of associated companies	3,543	6,514	2,867
Net income	58,297	58,851	50,240
Less: Net income attributable to noncontrolling interest	1,805	2,512	2,835
Net income attributable to Quaker Chemical Corporation	$56,492	$56,339	$47,405
Earnings per common share data:
Net income attributable to Quaker Chemical Corporation Common Shareholders – basic	$4.27	$4.28	$3.64
Net income attributable to Quaker Chemical Corporation Common Shareholders – diluted	$4.26	$4.27	$3.63

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$58,297	$58,851	$50,240

Other comprehensive (loss) income, net of tax
Currency translation adjustments	(15,701)	(3,490)	(1,510)
Defined benefit retirement plans
Net (loss) gain arising during the period, other	(6,210)	6,614	(14,582)
Amortization of actuarial loss	2,162	2,748	1,852
Amortization of prior service (gain) loss	(70)	119	76
Current period change in fair value of derivatives	—	—	272
Unrealized (loss) gain on available-for-sale securities	(124)	(142)	867
Other comprehensive (loss) income	(19,943)	5,849	(13,025)

Comprehensive income	38,354	64,700	37,215
Less: comprehensive income attributable to noncontrolling interest	(1,568)	(1,206)	(2,698)
Comprehensive income attributable to Quaker Chemical Corporation	$36,786	$63,494	$34,517

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value and share amounts)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$64,731	$68,492
Accounts receivable, net	189,484	165,629
Inventories, net	77,708	71,557
Current deferred tax assets	8,367	7,826
Prepaid expenses and other current assets	11,228	15,343
Total current assets	351,518	328,847
Property, plant and equipment, net	85,763	85,488
Goodwill	77,933	58,151
Other intangible assets, net	70,408	31,272
Investments in associated companies	21,751	19,397
Non-current deferred tax assets	24,411	24,724
Other assets	33,742	36,267
Total assets	$665,526	$584,146

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$403	$1,395
Accounts payable	74,987	72,281
Dividends payable	3,990	3,299
Accrued compensation	19,853	20,801
Accrued pension and postretirement benefits	1,239	1,438
Current deferred tax liabilities	732	1,057
Other current liabilities	23,697	30,585
Total current liabilities	124,901	130,856
Long-term debt	75,328	17,321
Non-current deferred tax liabilities	8,584	6,729
Non-current accrued pension and postretirement benefits	46,088	37,006
Other non-current liabilities	45,490	47,538
Total liabilities	300,391	239,450
Commitments and contingencies (Note 23)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding
2014 – 13,300,891 shares; 2013 – 13,196,140 shares	13,301	13,196
Capital in excess of par value	99,056	99,038
Retained earnings	299,524	258,285
Accumulated other comprehensive loss	(54,406)	(34,700)
Total Quaker shareholders’ equity	357,475	335,819
Noncontrolling interest	7,660	8,877
Total equity	365,135	344,696
Total liabilities and equity	$665,526	$584,146

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$58,297	$58,851	$50,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,306	12,339	12,252
Amortization	4,325	3,445	3,106
Equity in undistributed earnings of associated companies, net of dividends	(3,180)	(4,162)	(2,350)
Deferred income taxes	1,007	(30)	2,354
Uncertain tax positions (non-deferred portion)	(1,256)	(1,826)	(1,407)
Acquisition-related fair value adjustments	—	200	(1,909)
Deferred compensation and other, net	3,174	(259)	(156)
Stock-based compensation	5,309	4,161	3,807
(Gain) loss on disposal of property, plant and equipment	(86)	200	(108)
Insurance settlements realized	(1,907)	(988)	(1,391)
Pension and other postretirement benefits	1,265	862	(1,427)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(24,944)	(11,837)	779
Inventories	(5,484)	406	3,228
Prepaid expenses and other current assets	2,003	(743)	504
Accounts payable and accrued liabilities	2,999	11,301	(2,562)
Estimated taxes on income	862	1,881	(2,067)
Net cash provided by operating activities	54,690	73,801	62,893

Cash flows from investing activities
Investments in property, plant and equipment	(13,052)	(11,439)	(12,735)
Payments related to acquisitions, net of cash acquired	(73,527)	(2,478)	(5,635)
Proceeds from disposition of assets	201	513	245
Interest earned on an insurance settlement	44	52	69
Change in restricted cash, net	1,863	936	1,322
Net cash used in investing activities	(84,471)	(12,416)	(16,734)

Cash flows from financing activities
Decrease in short-term borrowings, net	—	—	(315)
Proceeds from long-term debt	58,771	—	—
Repayment of long-term debt	(1,368)	(12,791)	(17,632)
Dividends paid	(14,562)	(13,018)	(12,616)
Stock options exercised, other	804	(307)	(924)
Excess tax benefit related to stock option exercises	453	815	2,045
Purchase of noncontrolling interest in affiliates, net	(7,422)	—	—
Payment of acquisition-related earnout liability	(4,709)	—	—
Distributions to noncontrolling affiliate shareholders	(1,806)	(905)	(1,099)
Net cash provided by (used in) financing activities	30,161	(26,206)	(30,541)
Effect of exchange rate changes on cash	(4,141)	766	20
Net (decrease) increase in cash and cash equivalents	(3,761)	35,945	15,638
Cash and cash equivalents at beginning of period	68,492	32,547	16,909
Cash and cash equivalents at end of period	$64,731	$68,492	$32,547

Supplemental cash flow disclosures:
Cash paid during the year for:
Income taxes	$22,713	$17,744	$13,190
Interest	1,894	1,776	2,809
Non-cash activities:
Change in accrued purchases of property, plant and equipment, net	$(1,158)	$1,287	$—

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands, except per share amounts)

				Accumulated
		Capital in		other	Non-
	Common	excess of	Retained	comprehensive	controlling
	stock	par value	earnings	loss	interest	Total
Balance at December 31, 2011	$12,912	$89,725	$180,710	$(28,967)	$6,977	$261,357
Net income	—	—	47,405	—	2,835	50,240
Amounts reported in other comprehensive loss	—	—	—	(12,888)	(137)	(13,025)
Dividends ($0.975 per share)	—	—	(12,725)	—	—	(12,725)
Distributions to noncontrolling affiliate shareholders	—	—	—	—	(1,099)	(1,099)
Shares issued upon exercise of stock options and other	102	(1,296)	—	—	—	(1,194)
Shares issued for employee stock purchase plan	7	263	—	—	—	270
Equity based compensation plans	74	3,733	—	—	—	3,807
Excess tax benefit from stock option exercises	—	2,045	—	—	—	2,045
Balance at December 31, 2012	13,095	94,470	215,390	(41,855)	8,576	289,676
Net income	—	—	56,339	—	2,512	58,851
Adjustment to prior period earnings	—	—	(335)	—	—	(335)
Amounts reported in other comprehensive income (loss)	—	—	—	7,155	(1,306)	5,849
Dividends ($0.995 per share)	—	—	(13,109)	—	—	(13,109)
Distributions to noncontrolling affiliate shareholders	—	—	—	—	(905)	(905)
Shares issued upon exercise of stock options and other	24	(668)	—	—	—	(644)
Shares issued for employee stock purchase plan	6	331	—	—	—	337
Equity based compensation plans	71	4,090	—	—	—	4,161
Excess tax benefit from stock option exercises	—	815	—	—	—	815
Balance at December 31, 2013	13,196	99,038	258,285	(34,700)	8,877	344,696
Net income	—	—	56,492	—	1,805	58,297
Amounts reported in other comprehensive loss	—	—	—	(19,706)	(237)	(19,943)
Dividends ($1.15 per share)	—	—	(15,253)	—	—	(15,253)
Distributions to noncontrolling affiliate shareholders	—	—	—	—	(1,806)	(1,806)
Acquisition of noncontrolling interests, net	—	(6,443)	—	—	(979)	(7,422)
Shares issued upon exercise of stock options and other	19	369	—	—	—	388
Shares issued for employee stock purchase plan	6	410	—	—	—	416
Equity based compensation plans	80	5,229	—	—	—	5,309
Excess tax benefit from stock option exercises	—	453	—	—	—	453
Balance at December 31, 2014	$13,301	$99,056	$299,524	$(54,406)	$7,660	$365,135

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

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

Translation of foreign currency: Assets and liabilities of non-U.S. subsidiaries and associated companies are translated into U.S. Dollars at the respective rates of exchange prevailing at the end of the year.  Income and expense accounts are translated at average exchange rates prevailing during the year.  Translation adjustments resulting from this process are recorded directly in equity as accumulated other comprehensive (loss) income and will be included as income or expense only upon sale or liquidation of the underlying investment.  Generally, all of the Company’s non-U.S. subsidiaries use their local currency as their functional currency.

Cash and cash equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories: Inventories are valued at the lower of cost or market value, and are valued using the first-in, first-out (“FIFO”) method. See also Note 10 of Notes to Consolidated Financial Statements.

Long-lived assets: Property, plant and equipment are stated at cost.  Depreciation is computed using the straight-line method on an individual asset basis over the following estimated useful lives: buildings and improvements, 10 to 45 years; and machinery and equipment, 1 to 15 years.  The carrying value of long-lived assets is periodically evaluated whenever changes in circumstances or current events indicate the carrying amount of such assets may not be recoverable.  An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared with the carrying value to determine whether an impairment exists.  If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.  Fair value is based on current and anticipated future cash flows.  Upon sale or other dispositions of long-lived assets, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposals, is recorded in income.  Expenditures for renewals or improvements that increase the estimated useful life or capacity of the assets are capitalized, whereas expenditures for repairs and maintenance are expensed when incurred.

Capitalized software: The Company capitalizes certain costs in connection with developing or obtaining software for internal use. These costs are amortized over a period of three to five years once the assets are ready for their intended use.  In connection with the implementations and upgrades to the Company’s global transaction, consolidation and other related systems, approximately $1,350 and $1,198 of net costs were capitalized in property, plant and equipment on the Company’s December 31, 2014 and December 31, 2013 Consolidated Balance Sheets, respectively.

Goodwill and other intangible assets: The Company records goodwill, definite-lived intangible assets and indefinite-lived intangible assets at fair value at the date of acquisition.  Goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment at least annually. These tests will be performed more frequently if triggering events indicate potential impairment. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 4 to 20 years. The Company continually evaluates the reasonableness of the useful lives of these assets, consistent with the discussion of long-lived assets, above. See Note 12 of Notes to Consolidated Financial Statements.

Revenue recognition: The Company recognizes revenue in accordance with the terms of the underlying agreements, when title and risk of loss have been transferred, when collectability is reasonably assured, and when pricing is fixed or determinable. This generally occurs when products are shipped to customers or, for consignment-type arrangements, upon usage by the customer and when services are performed. License fees and royalties are included in other income when recognized in accordance with their

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

agreed-upon terms, when performance obligations are satisfied, when the amount is fixed or determinable, and when collectability is reasonably assured.  As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company. Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with its customers. Where the Company acts as an agent, such revenue is recorded using net reporting as service revenue at the amount of the administrative fee earned by the Company for ordering the goods. Third-party products transferred under arrangements resulting in net reporting totaled $46,844, $41,553 and $39,299 for 2014, 2013 and 2012, respectively.

Accounts receivable and allowance for doubtful accounts: Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses with its existing accounts receivable.  Reserves for customers filing for bankruptcy protection are generally established at 75-100% of the amount outstanding at the bankruptcy filing date.  However, initially establishing a reserve and the amount thereto is dependent on the Company’s evaluation of likely proceeds to be received from the bankruptcy process, which could result in the Company recognizing minimal or no reserve at the date of bankruptcy.  Large and/or financially distressed customers are generally reserved for on a specific review basis while a general reserve is established for other customers based on historical experience. The Company performs a formal review of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when the Company feels it is probable the receivable will not be recovered.  The Company does not have any off-balance-sheet credit exposure related to its customers. During 2014, the Company’s five largest customers accounted for approximately 18% of its consolidated net sales with the largest customer (Arcelor-Mittal Group) accounting for approximately 9% of the Company’s consolidated net sales.

During 2014, 2013 and 2012, the Company recorded charges of $825, or $0.05 per diluted share, $0 and $1,254, or $0.06 per diluted share, respectively, to its allowance for doubtful accounts and selling, general and administrative expenses (“SG&A”) due to the bankruptcies of certain customers.  See Note 9 of Notes to Consolidated Financial Statements.

Research and development costs: Research and development costs are expensed as incurred and are included in SG&A.  Research and development expenses were $22,134, $21,578 and $19,993 in 2014, 2013 and 2012, respectively.

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

Asset retirement obligations: The Company follows the FASB’s guidance regarding asset retirement obligations, which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  Also, the Company follows the FASB’s guidance for conditional asset retirement obligations (“CARO”), which relates to legal obligations to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  In accordance with this guidance, the Company records a liability when there is enough information regarding the timing of the CARO to perform a probability-weighted discounted cash flow analysis.  At December 31, 2014 and December 31, 2013, the Company had limited exposure to such obligations and had immaterial liabilities recorded for such on its Consolidated Balance Sheets.

Pension and other postretirement benefits: The Company maintains various noncontributory retirement plans, the largest of which is in the U.S., covering substantially all of its employees in the U.S. and certain other countries.  The plans of the Company’s subsidiaries in The Netherlands, the United Kingdom, Mexico and Sweden are subject to the provisions of FASB’s guidance regarding employers’ accounting for defined benefit pension plans.  The plans of the remaining non-U.S. subsidiaries are, for the most part, either fully insured or integrated with the local governments’ plans and are not subject to the provisions of the guidance.  The guidance requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and, also, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The Company’s U.S. pension plan year ends on November 30 and the measurement date is December 31.  The measurement date for the Company’s other postretirement benefits plan is December 31.

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

The target asset allocation is reviewed periodically and is determined based on a long-term projection of capital market outcomes, inflation rates, fixed income yields, returns, volatilities and correlation relationships.  The interaction between plan assets and benefit obligations is periodically studied to assist in establishing such strategic asset allocation targets.  Asset performance is monitored with an overall expectation that plan assets will meet or exceed benchmark performance over rolling five-year periods.  The Company’s pension committee, as authorized by the Company’s Board of Directors, has discretion to manage the assets within established asset allocation ranges approved by senior management of the Company.  As of December 31, 2014, the plan’s investments were in compliance with all approved ranges of asset allocations. See Note 17 of Notes to Consolidated Financial Statements.

Comprehensive income (loss): The Company presents other comprehensive income (loss) in its Statement of Comprehensive Income.  The Company follows the FASB’s guidance regarding the disclosure of reclassifications from Accumulated Other Comprehensive Income (Loss) (“AOCI”) which requires the disclosure of significant amounts reclassified from each component of AOCI, the related tax amounts and the income statement line items affected by such reclassifications.  The Company elected to present the information in its Notes to the Consolidated Financial Statements.  See Note 19 of Notes to Consolidated Financial Statements.

Income taxes and uncertain tax positions: The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year and the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The FASB’s guidance regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. The guidance further requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements.  Additionally, the guidance provides for derecognition, classification, penalties and interest, accounting in interim periods, disclosure and transition.  The guidance also requires that the amount of interest expense and income to be recognized related to uncertain tax positions be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized, including timing differences, and the amount previously taken or expected to be taken in a tax return. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company follows the FASB’s guidance that requires an entity to net its liability for unrecognized tax benefits against deferred tax assets related to net operating losses or other tax credit carryforwards that would apply if the uncertain tax position were settled for the presumed amount at the balance sheet date.  See Note 7 of Notes to Consolidated Financial Statements.

Derivatives:  The Company is exposed to the impact of changes in interest rates, foreign currency fluctuations, changes in commodity prices and credit risk.  The Company is currently not using derivative instruments to mitigate the risks associated with foreign currency fluctuations, changes in commodity prices or credit risk, but has used derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates in the past. When used, the Company recognized all derivatives on its balance sheet at fair value. For derivative instruments designated as cash flow hedges, the effective portion of any hedge would be

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

reported in AOCI until it was cleared to earnings during the same period in which the hedged item affected earnings. The Company currently uses no derivative instruments designated as fair value hedges and has not entered into derivative contracts for trading or speculative purposes.  See Note 22 of Notes to Consolidated Financial Statements.

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

Stock-based compensation: The Company applies the FASB’s guidance regarding share-based payments, which requires the recognition of the fair value of stock-based compensation as a component of expense.  The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than its market value on the date of the grant. Most options become exercisable between one and three years after the date of the grant for a period of time determined by the Company, but not to exceed seven years from the date of grant. Common stock awards and Restricted Stock Units (“RSU”) issued under the LTIP program are subject only to time vesting over a one to five-year period.  In addition, as part of the Company’s Global Annual Incentive Plan (“GAIP”), nonvested shares may be issued to key employees, which generally vest over a two to five-year period.  Based on historical experience, the Company has generally assumed a forfeiture rate of 13% on its nonvested stock awards. The Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.  See Note 5 of Notes to Consolidated Financial Statements.

Earnings per share: The Company follows the FASB’s guidance regarding the calculation of earnings per share (“EPS”) for nonvested stock awards with rights to non-forfeitable dividends.  The guidance requires nonvested stock awards with rights to non-forfeitable dividends to be included as part of the basic weighted average share calculation under the two-class method.  See Note 8 of Notes to Consolidated Financial Statements.

Segments: The Company’s reporting segments are the same as the Company’s operating segments.  The Company’s reportable operating segments evidence the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the Company assesses its performance.  The Company’s reportable operating segments are organized by geography as follows: (i) North America, (ii) Europe, Middle East and Africa (“EMEA”), (iii) Asia/Pacific and (iv) South America.  See Note 4 of Notes to Consolidated Financial Statements.

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

Note 2 – Recently Issued Accounting Standards

The FASB issued an accounting standard in August 2014 to outline specific requirements for an entity to evaluate its ability to continue as a going concern.  The new guidance requires a company to assess whether certain conditions or events exist at the date financial statements are issued that may raise substantial doubt about its ability to continue as a going concern for the next year.  If a company concludes that it is not able to continue as a going concern and it is not able to mitigate the conditions and events that resulted in the entity’s ability to continue as a going concern, footnote disclosure is required.  The guidance is effective for the annual and interim periods beginning after December 15, 2016.  Early adoption is permitted.  The Company is currently evaluating the effects of this guidance, but does not expect a material impact.

The FASB issued an accounting standard update in May 2014 regarding the accounting for and disclosure of revenue recognition.  Specifically, the update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which will be common to both GAAP and International Financial Reporting Standards.  The model focuses on revenue

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

recognition to reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including multiple performance obligations.  The guidance is effective for annual and interim periods beginning after December 15, 2016, which allows for full retrospective adoption of prior period data or a modified retrospective adoption, whereby the cumulative past effects are recorded and disclosed in the current period.  Early adoption is not permitted.  Currently, the Company is evaluating the effect that the guidance may have on its financial statements.

Note 3 – Out-of-Period Adjustment

During 2012, the Company reassessed its ability to significantly influence the operating and financial policies of its captive insurance equity affiliate, Primex, Ltd. (“Primex”).  Based on its ownership percentage and other factors, the Company determined that, during 2012, the Company obtained the ability to significantly influence Primex and, as a result, changed its method of accounting from the cost to equity method.  During the first quarter of 2013, the Company identified errors in Primex’s estimated 2012 financial statements, which primarily related to a reinsurance contract held by Primex.  The identified errors resulted in a cumulative $1,038 understatement of the Company’s equity in net income from associated companies for the year ended December 31, 2012.  The Company corrected the errors related to Primex in the first quarter of 2013, which had the net effect of increasing equity in net income from associated companies by $1,038 for the three months ended March 31, 2013 and the year ended December 31, 2013.  The Company did not believe this adjustment was material to its consolidated financial statements for the year ended December 31, 2012 or to the Company’s results for the year ended December 31, 2013 and, therefore, did not restate any prior period amounts.

Note 4 – Business Segments

The Company’s reportable operating segments are organized by geography as follows: (i) North America, (ii) EMEA, (iii) Asia/Pacific and (iv) South America.  Operating earnings, excluding indirect operating expenses, for the Company’s reportable operating segments are comprised of revenues less costs of goods sold and SG&A directly related to the respective regions’ product sales. The indirect operating expenses consist of SG&A related expenses that are not directly attributable to the product sales of each respective reportable operating segment. Other items not specifically identified with the Company’s reportable operating segments include interest expense, interest income, license fees from non-consolidated affiliates and other income (expense).

The following tables present information about the performance of the Company’s reportable operating segments for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

	2014	2013	2012
Net sales
North America	$334,400	$308,353	$310,127
EMEA	195,309	187,794	174,799
Asia/Pacific	185,974	169,505	157,062
South America	50,177	63,743	66,238
Total net sales	$765,860	$729,395	$708,226

	2014	2013	2012
Operating earnings, excluding indirect operating expenses
North America	$68,296	$61,307	$58,571
EMEA	32,589	29,643	24,640
Asia/Pacific	43,847	42,373	37,030
South America	4,292	9,177	6,730
Total operating earnings, excluding indirect operating expenses	149,024	142,500	126,971
Non-operating charges	(67,110)	(67,145)	(59,983)
Depreciation of corporate assets and amortization	(4,558)	(4,112)	(3,764)
Consolidated operating income	77,356	71,243	63,224
Other income, net	767	3,519	3,415
Interest expense	(2,371)	(2,922)	(4,283)
Interest income	2,541	986	592
Consolidated income before taxes and equity in net income
of associated companies	$78,293	$72,826	$62,948

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

The following tables present information regarding the Company’s reportable segments’ assets as of December 31, 2014, December 31, 2013 and December 31, 2012:

	2014	2013	2012
Segment assets
North America	$340,385	$298,305	$279,253
EMEA	124,273	103,414	101,532
Asia/Pacific	170,580	144,682	116,853
South America	30,288	37,745	38,996
Total segment assets	$665,526	$584,146	$536,634

During 2014, the Company revised its December 31, 2013 and December 31, 2012 segment asset detail, increasing / (decreasing) its previously published amounts in North America by ($5,764) and ($5,109), in EMEA by ($1,360) and  ($627), in Asia/Pacific by $14,788 and $15,093 and in South America by ($7,664) and ($9,357), respectively.  The Company considers such revisions to be immaterial.

	2014	2013	2012
Segment long-lived assets
North America	$92,319	$91,464	$91,121
EMEA	20,634	20,863	20,056
Asia/Pacific	24,392	24,695	19,720
South America	3,911	4,130	5,276
Total segment long-lived assets	$141,256	$141,152	$136,173

The following tables present information regarding the Company’s reportable segments’ capital expenditures and depreciation as of December 31, 2014, December 31, 2013 and December 31, 2012:

	2014	2013	2012
Capital expenditures
North America	$3,658	$2,793	$3,262
EMEA	4,811	1,391	3,332
Asia/Pacific	3,202	6,386	5,451
South America	1,381	869	690
Total segment capital expenditures	$13,052	$11,439	$12,735

	2014	2013	2012
Depreciation
North America	$5,231	$5,236	$5,635
EMEA	3,069	3,145	2,906
Asia/Pacific	2,713	2,080	1,720
South America	1,060	1,211	1,333
Total segment depreciation	$12,073	$11,672	$11,594

The following table presents information regarding the Company’s product lines that represent more than 10% of consolidated revenues for December 31, 2014, December 31, 2013 and December 31, 2012, with the remaining product sales being impractical to present:

	2014	2013	2012
Rolling lubricants	20.1%	20.7%	20.7%
Machining and grinding compounds	16.3%	17.7%	17.6%
Hydraulic fluids	13.0%	12.9%	13.5%
Corrosion preventives	12.5%	12.5%	12.4%

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

During the years ended December 31, 2014, December 31, 2013 and December 31, 2012, the North American segment had approximately $35,532, $29,002 and $27,125 of net sales, respectively, which were attributable to non-domestic operations.  At December 31, 2014, December 31, 2013 and December 31, 2012, the North American segment had approximately $3,145, $3,649 and $3,716 of long-lived assets, respectively, which were attributable to non-domestic operations.

Inter-segment revenue for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 was $8,001, $8,984 and $10,026 for North America, $22,321, $20,135 and $15,414 for EMEA, $414, $504 and $321 for Asia/Pacific, and zero in all periods for South America, respectively.  However, all inter-segment transactions have been eliminated from each reportable operating segment’s net sales and earnings for all periods presented in the above tables.

Note 5 – Stock-Based Compensation

The Company recognized share-based compensation expense in SG&A in its Consolidated Statement of Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, including the following:

	December 31,
	2014	2013	2012
Stock options	$663	$517	$542
Nonvested stock awards and restricted stock units	2,473	1,900	1,504
Employee stock purchase plan	73	60	48
Non-elective and elective 401(k) matching contribution in stock	1,975	1,612	1,653
Director stock ownership plan	125	72	60
Total share-based compensation expense	$5,309	$4,161	$3,807

As of December 31, 2014, December 31, 2013 and December 31, 2012, the Company recorded $453, $815 and $2,045, respectively, of excess tax benefits in capital in excess of par value on its Consolidated Balance Sheets related to stock option exercises.  For 2014, 2013 and 2012, the Company also recognized these benefits as a cash inflow from financing activities in its Consolidated Statement of Cash Flows, which represents the Company’s estimate of cash savings during 2014, 2013 and 2012.

Stock option activity under all plans is as follows:

	2014			2013
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Exercise	Remaining		Exercise	Remaining
	Number of	Price	Contractual	Number of	Price	Contractual
	Shares	per Share	Term (years)	Shares	per Share	Term (years)
Options outstanding at January 1,	75,251	$44.49		107,455	$31.23
Options granted	37,048	73.47		29,302	58.26
Options exercised	(25,224)	36.65		(57,137)	27.12
Options forfeited	—	—		(3,601)	37.81
Options expired	—	—		(768)	37.37
Options outstanding at December 31,	87,075	$59.09	5.2	75,251	$44.49	5.2
Options exercisable at December 31,	18,696	$44.38	4.1	11,840	$28.42	3.9

The total intrinsic value of options exercised during 2014 was approximately $1,139. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option. As of December 31, 2014, the total intrinsic value of options outstanding was $2,889 and the total intrinsic value of exercisable options was approximately $895.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

A summary of the Company’s outstanding stock options at December 31, 2014 is as follows:

			Number	Weighted	Weighted	Number	Weighted
			Outstanding	Average	Average	Exercisable	Average
Range of			at	Contractual	Exercise	at	Exercise
Exercise Prices			12/31/2014	Life	Price	12/31/2014	Price
$0.00	-	$10.00	—	—	$—	—	$—
$10.01	-	$20.00	2,367	2.1	18.82	2,367	18.82
$20.01	-	$30.00	—	—	—	—	—
$30.01	-	$40.00	18,296	4.0	37.96	7,230	37.71
$40.01	-	$50.00	2,192	4.5	46.21	1,462	46.21
$50.01	-	$60.00	27,172	5.2	58.26	7,637	58.26
$60.01	-	$70.00	—	—	—	—	—
$70.01	-	$80.00	37,048	6.2	73.47	—	—
			87,075	5.2	59.09	18,696	44.38

As of December 31, 2014, unrecognized compensation expense related to options granted in 2012 was $41, for options granted during 2013 was $251 and for options granted in 2014 was $590.

Consistent with prior years, the Company granted stock options under its LTIP plan that are subject only to time vesting over a three-year period in the first quarters of  2011,  2012,  2013 and 2014. Also, in connection with a transition of key employees during the second quarter of 2012, stock options were granted that are also only subject to time vesting over a three-year period.  For the purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes option pricing model and the assumptions set forth in the table below:

	For the Year Ended December 31,				June 30,
	2014	2013	2012	2011	2012
Number of stock options granted	37,048	29,302	37,965	36,835	2,192
Dividend yield	2.00%	2.49%	3.09%	5.00%	2.69%
Expected volatility	43.34%	57.28%	69.90%	62.13%	69.09%
Risk-free interest rate	1.22%	0.63%	0.61%	1.99%	0.58%
Expected term (years)	4.0	4.0	4.0	5.0	4.0

These awards are being amortized on a straight-line basis over the respective vesting period of each award. The compensation expense recorded on each award during 2014, 2013 and 2012, respectively, is as follows:

	Year Ended December 31,
	2014	2013	2012
2014 Stock option awards	$227	$—	$—
2013 Stock option awards	$213	$174	$—
2012 Stock option awards	$199	$189	$167
2011 Stock option awards	$24	$138	$164

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

Activity of nonvested shares granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2013	115,984	$47.27
Granted	56,258	$73.95
Vested	(43,897)	$41.17
Forfeited	(3,895)	$37.01
Nonvested awards, December 31, 2014	124,450	$61.80

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of December 31, 2014, unrecognized compensation expense related to these awards was $4,213, to be recognized over a weighted average remaining period of 2.24 years.

Activity of nonvested restricted stock units granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Units	(per unit)
Nonvested awards, December 31, 2013	4,018	$49.71
Granted	3,140	$75.52
Nonvested awards, December 31, 2014	7,158	$61.03

The fair value of the nonvested restricted stock units is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of December 31, 2014, unrecognized compensation expense related to these awards was $204 to be recognized over a weighted average remaining period of 1.84 years.

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

Note 6 – Other income, net

Other income, net includes:

	2014	2013	2012
Non-income tax and other related refunds	$582	$2,876	$358
Change in fair value of acquisition-related liabilities	—	497	2,770
Income from third party license fees	1,063	1,027	1,264
Foreign exchange losses, net	(1,039)	(1,076)	(1,034)
Asset impairment related to a cost streamlining initiative	—	(211)	—
Gain on fixed asset disposals, net	128	382	25
Other non-operating income	329	247	337
Other non-operating expense	(296)	(223)	(305)
Total other income, net	$767	$3,519	$3,415

Note 7 – Taxes on Income and Uncertain Tax Positions

Taxes (benefit) on income consist of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$8,086	$7,216	$3,318
State	796	263	(69)
Foreign	13,650	13,040	9,972
	22,532	20,519	13,221
Deferred:
Federal	2,548	155	4,409
State	57	138	(794)
Foreign	(1,598)	(323)	(1,261)
Total	$23,539	$20,489	$15,575

The components of earnings before income taxes were as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$32,391	$25,900	$26,520
Foreign	45,902	46,926	36,428
Total	$78,293	$72,826	$62,948

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

Total deferred tax assets and liabilities are composed of the following at December 31:

	2014		2013
	Current	Non-current	Current	Non-current
Retirement benefits	$568	$11,179	$585	$9,371
Allowance for doubtful accounts	2,237	—	1,990	—
Insurance and litigation reserves	615	245	677	126
Postretirement benefits	—	2,137	—	1,951
Supplemental retirement benefits	—	3,448	—	3,010
Performance incentives	3,821	884	3,858	686
Equity-based compensation	353	939	351	585
Insurance settlement	—	8,429	6	9,071
Operating loss carryforward	—	8,657	—	9,228
Uncertain tax positions	—	4,313	—	5,806
Other	1,293	780	975	888
	8,887	41,011	8,442	40,722
Valuation allowance	(900)	(6,445)	(924)	(6,742)
Total deferred income tax assets, net	$7,987	$34,566	$7,518	$33,980
Depreciation	—	4,616	—	4,712
Europe pension and other	—	1,654	—	2,343
Amortization and other	353	12,468	749	8,930
Total deferred income tax liabilities	$353	$18,738	$749	$15,985

Following are the changes in the Company’s deferred tax asset valuation allowance for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

				Effect of
	Balance at	Additional	Allowance	Exchange	Balance
	Beginning	Valuation	Utilization	Rate	at End
	of Period	Allowance	and Other	Changes	of Period
VALUATION ALLOWANCE
Year ended December 31, 2014	$7,666	$5	$(105)	$(221)	$7,345
Year ended December 31, 2013	$7,858	$26	$(1)	$(217)	$7,666
Year ended December 31, 2012	$1,377	$6,594	$(34)	$(79)	$7,858

The Company’s net deferred tax assets and liabilities are classified in the Consolidated Balance Sheet as follows:

	2014	2013
Current deferred tax assets	$8,367	$7,826
Non-current deferred tax assets	24,411	24,724
Current deferred tax liabilities	732	1,057
Non-current deferred tax liabilities	8,584	6,729

Net deferred tax asset	$23,462	$24,764

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

	2014	2013	2012
Income tax provision at the Federal statutory tax rate	$27,402	$25,489	$22,032
Differences in tax rates on foreign earnings and remittances	(3,025)	(2,487)	(3,207)
Foreign dividends	3,278	1,922	815
Excess foreign tax credit utilization	(5,011)	(3,664)	(2,237)
Research and development activities credit utilization	(226)	(200)	—
Uncertain tax positions	263	(589)	(1,196)
Domestic production activities deduction	(567)	(560)	(402)
State income tax provisions, net	517	171	(45)
Non-deductible entertainment and business meals expense	278	229	200
Miscellaneous items, net	630	178	(385)
Taxes on income	$23,539	$20,489	$15,575

At December 31, 2014, the Company domestically had a net deferred tax asset of $9,928.  In addition, the Company has foreign tax loss carryforwards of $11,716 of which $165 expires in 2015, $178 expires in 2016, $230 expires in 2017, $663 expires in 2018, $490 expires in 2019, $108 expires in 2020, $238 expires in 2021, $171 expires in 2022, $7 expires in 2023 and $73 expires in 2024; the remaining foreign tax losses have no expiration dates.  A partial valuation allowance has been established with respect to the tax benefit of these losses for $1,305.

U.S. income taxes have not been provided on the undistributed earnings of non-U.S. subsidiaries because it is the Company’s intention to continue to reinvest these earnings in those subsidiaries to support growth initiatives. U.S. and foreign income taxes that would be payable if such earnings were distributed may be lower than the amount computed at the U.S. statutory rate due to the availability of tax credits.  The amount of such undistributed earnings at December 31, 2014 was approximately $197,000.  Any income tax liability, which might result from ultimate remittance of these earnings, is expected to be substantially offset by foreign tax credits. It is currently impractical to estimate any such incremental tax expense.

As of December 31, 2014, the Company’s cumulative liability for gross unrecognized tax benefits was $11,845. The Company had accrued $1,845 for cumulative penalties and $1,868 for cumulative interest at December 31, 2014.  As of December 31, 2013, the Company’s cumulative liability for gross unrecognized tax benefits was $12,596. The Company had accrued $2,100 for cumulative penalties and $2,108 for cumulative interest at December 31, 2013.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Consolidated Statement of Income. The Company recognized ($26) for penalties and ($31) for interest (net of expirations and settlements) on its 2014 Consolidated Statement of Income, $392 for penalties and ($247) for interest (net of expirations and settlements) on its 2013 Consolidated Statement of Income and $301 for penalties and ($26) for interest (net of expirations and settlements) on its 2012 Consolidated Statement of Income.

The Company estimates that during the year ending December 31, 2015, it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1,900 to $2,000 due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ending December 31, 2015.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include Brazil from 2000, Italy from 2007, the Netherlands from 2008, United Kingdom from 2009, Spain and China from 2010, the United States from 2011, and various domestic state tax jurisdictions from 1993.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

The Provincial Tax Court of Varese delivered a decision in favor of the Italian tax authorities, confirming the decision of the lower tax court, without any supporting arguments on November 25, 2014.  The Company is considering a further appeal of the 2007 income tax assessment to the Italian Supreme Court.

The Company and outside tax counsel believe that it is more likely than not that it will prevail on the merits of the Italian income tax assessments for 2007, therefore, the Company has established a reserve for uncertain tax positions with respect to this item and does not expect a material difference from this reserve as of December 31, 2014.

On November 29, 2013, the Italian tax authorities issued a tax assessment for the tax year 2008, raising identical issues as the assessment for 2007, noted above.  On March 28, 2014, the Company filed an appeal with the Provincial Tax Court of Varese.  On August 4, 2014, the Italian tax authorities issued a tax assessment for the tax year 2009, raising identical issues as the assessments for 2007 and 2008, noted above.  The Company filed a request for competent authority relief between the Italian and Dutch tax authorities, and between the Italian and Spanish tax authorities for 2008 and 2009.

Related to the assessments for 2008 and 2009, the Company and outside counsel believe we should prevail on the merits of each case.  Therefore, the Company does not believe it has exposure warranting an uncertain tax position reserve as of December 31, 2014.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively, is as follows:

	2014	2013	2012
Unrecognized tax benefits at January 1	$12,596	$12,410	$12,719
(Decrease) increase in unrecognized tax benefits taken in prior periods	(93)	83	—
(Decrease) in unrecognized tax benefits taken in prior periods	—	—	(411)
Increase in unrecognized tax benefits taken in current period	2,678	2,182	1,733
(Decrease) in unrecognized tax benefits due to lapse of statute of limitations	(2,078)	(2,485)	(1,837)
(Decrease) increase due to foreign exchange rates	(1,258)	406	206
Unrecognized tax benefits at December 31	$11,845	$12,596	$12,410

The amount of unrecognized tax benefits above that, if recognized, would impact the Company’s tax expense and effective tax rate is $1,066, $1,194 and $1,652 in 2014, 2013 and 2012, respectively.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

Note 8 – Earnings Per Share

The following table summarizes EPS calculations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

	December 31,
	2014	2013	2012
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$56,492	$56,339	$47,405
Less: income allocated to participating securities	(503)	(481)	(526)
Net income available to common shareholders	$55,989	$55,858	$46,879

Basic weighted average common shares outstanding	13,126,759	13,044,842	12,871,703
Basic earnings per common share	$4.27	$4.28	$3.64

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$56,492	$56,339	$47,405
Less: income allocated to participating securities	(503)	(481)	(524)
Net income available to common shareholders	$55,989	$55,858	$46,881

Basic weighted average common shares outstanding	13,126,759	13,044,842	12,871,703
Effect of dilutive securities	21,309	24,770	58,798
Diluted weighted average common shares outstanding	13,148,068	13,069,612	12,930,501
Diluted earnings per common share	$4.26	$4.27	$3.63

The following number of stock options are not included in diluted earnings per share since the effect would have been anti-dilutive: 4,714 in 2014, 2,863 in 2013 and 4,417 in 2012.

Note 9 – Accounts Receivable and Allowance for Doubtful Accounts

At December 31, 2014 and December 31, 2013, the Company had gross trade accounts receivable totaling $195,982 and $172,762 with trade accounts receivable greater than 90 days past due of $10,149 and $11,345, respectively. The following are changes in the allowance for doubtful accounts during the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

				Exchange
		Changes		Rate
	Balance at	to Costs	Write-Offs	Changes	Balance
	Beginning	and	Charged to	And Other	at End
	of Period	Expenses	Allowance	Adjustments	of Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2014	$7,133	$(264)	$(296)	$(75)	$6,498
Year ended December 31, 2013	$6,399	$1,136	$(407)	$5	$7,133
Year ended December 31, 2012	$4,569	$2,072	$(737)	$495	$6,399

Included in exchange rate changes and other adjustments are allowance for doubtful accounts of $77, $0 and $416 acquired in 2014, 2013 and 2012 business acquisitions, respectively.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

Note 10 – Inventories

Total inventories comprise:

	December 31,
	2014	2013
Raw materials and supplies	$37,961	$37,063
Work in process and finished goods	39,747	34,494
	$77,708	$71,557

Note 11 – Property, Plant and Equipment

Property, plant and equipment comprise:

	December 31,
	2014	2013
Land	$7,962	$8,510
Building and improvements	78,911	80,644
Machinery and equipment	142,102	136,549
Construction in progress	5,541	8,162
	234,516	233,865
Less accumulated depreciation	(148,753)	(148,377)
	$85,763	$85,488

The Company currently leases certain equipment under capital leases in its North America and EMEA segments, and, also, in South America during 2013.  Gross property, plant and equipment includes $656 and $793 of capital leases with $455 and $380 of accumulated depreciation at December 31, 2014 and December 31, 2013, respectively.  The following is a schedule by years of future minimum lease payments:

For the year ended December 31,
2015	$84
2016	68
2017	59
2018	—
2019	—
2020 and beyond	—
Total net minimum lease payments	211
Less amount representing interest	(10)
Present value of net minimum lease payments	$201

Note 12 – Goodwill and Other Intangible Assets

The Company completed its annual impairment test as of the end of the third quarter of 2014 and no impairment charge was warranted.  The estimated fair value of each of the Company’s reporting units substantially exceeded its carrying value, with none of the Company’s reporting units at risk for failing step one of the goodwill impairment test.  In addition, the Company has never recorded an impairment charge.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

Changes in the carrying amount of goodwill for the years ended December 31, 2014 and December 31, 2013 were as follows:

	North			South
	America	EMEA	Asia/Pacific	America	Total
Balance as of December 31, 2012	$28,535	$11,411	$15,323	$3,900	$59,169
Goodwill additions	277	—	—	—	277
Currency translation adjustments	(685)	(227)	(305)	(78)	(1,295)
Balance as of December 31, 2013	28,127	11,184	15,018	3,822	$58,151
Goodwill additions	14,612	6,130	1,075	—	21,817
Currency translation adjustments	(62)	(1,264)	(87)	(622)	(2,035)
Balance as of December 31, 2014	$42,677	$16,050	$16,006	$3,200	$77,933

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of December 31, 2014 and December 31, 2013 were as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2014	2013	2014	2013
Definite-lived intangible assets
Customer lists and rights to sell	$63,502	$33,559	$12,681	$10,221
Trademarks and patents	18,944	6,838	4,066	3,202
Formulations and product technology	5,808	5,808	3,896	3,709
Other	6,647	5,544	4,950	4,445
Total	$94,901	$51,749	$25,593	$21,577

The Company recorded $4,325, $3,445 and $3,106 of amortization expense in 2014, 2013 and 2012, respectively. Estimated annual aggregate amortization expense for the subsequent five years is as follows:

For the year ended December 31, 2015	$6,807
For the year ended December 31, 2016	$6,334
For the year ended December 31, 2017	$5,877
For the year ended December 31, 2018	$5,654
For the year ended December 31, 2019	$5,574

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at December 31, 2014 and December 31, 2013.

Note 13 – Investments in Associated Companies

As of December 31, 2014, the Company held a 50% investment in and had significant influence over Kelko Quaker Chemical, S.A. (Venezuela), Nippon Quaker Chemical, Ltd. (Japan) and Kelko Quaker Chemical S.A. (Panama) and held a 33% investment in and had significant influence over Primex, Ltd. (Barbados).

The carrying amount of the Company’s equity investments at December 31, 2014 was $21,751, which includes its investments of $14,381 in Primex, Ltd. (Barbados); $4,854, in Nippon Quaker Chemical, Ltd. (Japan); $2,285 in Kelko Quaker Chemical, S.A. (Venezuela); and $231, in Kelko Quaker Chemical, S.A. (Panama).

At December 31, 2014, Venezuela operated three local exchange markets to obtain U.S. Dollars:  the CADIVI, SICAD I and SICAD II.  As of December 31, 2014, Kelko Quaker Chemical, S.A. (“Kelko Venezuela”) had access to import on the CADIVI, it did not have access to trade on the SICAD I and it had limited access to SICAD II.  Accordingly, the Company’s equity investment in Kelko Venezuela was valued at the CADIVI exchange rate at December 31, 2014.  Under generally accepted principles in the United States, Venezuela’s economy is considered to be hyper inflationary, so, accordingly, all gains and losses resulting from the

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

remeasurement of Kelko Venezuela to the CADIVI or other published exchange are required to be recorded directly to the Consolidated Statement of Income.

During the second quarter of 2014, the Company recorded a charge of $321, or $0.02 per diluted share, related to the conversion of certain Venezuelan Bolivar Fuerte to U.S. Dollars on the SICAD II exchange.  During the first quarter of 2013, the Venezuelan Government announced a devaluation of the Bolivar Fuerte, which resulted in a charge of $357, or $0.03 per diluted share.

In February 2015, the Venezuelan Government announced changes to its foreign exchange market.  Specifically, the Company understands that as of now there continues to be three exchange markets in Venezuela; however, the Company believes they now consist of the historical CADIVI market, a combined SICAD I and SICAD II market and a newly created, marginal currency system, or the SIMADI.  The CADIVI exchange largely remains the same, except that the government further restricted who can import and trade under this exchange.  The government has yet to disclose who can access or trade on the newly formed SICAD market.  Finally, the newly created SIMADI is a free exchange and can generally be accessed by all requested parties, however, at significantly higher exchange rates than the CADIVI or SICAD markets.  Given the uncertainty around each of these markets, the future of the Venezuela economy, and how each applies to the Company’s equity investment, the Company is still assessing the impacts that these changes to the Venezuelan foreign exchange markets may have on the operations of Kelko Venezuela and the Company’s related $2,285 equity investment.

During the first quarter of 2013, the Company identified errors in Primex’s estimated 2012 financial statements, which primarily related to a reinsurance contract held by Primex.  The identified errors resulted in a cumulative $1,038 understatement of the Company’s equity in net income from associated companies for the year ended December 31, 2012, which were corrected in the first quarter of 2013.  See Note 3 of Notes to Consolidated Financial Statements for further information.

Summarized financial information of Kelko Quaker Chemical, S.A. (Venezuela), Nippon Quaker Chemical, Ltd. (Japan) and Kelko Quaker Chemical S.A. (Panama), in the aggregate, is as follows:

	December 31,
	2014	2013
Current Assets	$27,679	$28,363
Noncurrent Assets	1,105	717
Current Liabilities	13,648	13,974
Noncurrent Liabilities	397	501

	Year Ended December 31,
	2014	2013	2012
Net Sales	$48,834	$47,226	$55,963
Gross Margin	15,698	16,096	18,480
Income Before Income Taxes	3,546	3,687	3,170
Net Income	2,263	2,142	2,118

Summarized financial information of Primex, Ltd. is as follows:

	December 31,
	2014	2013
Total Assets	$109,259	$106,450
Total Liabilities	59,773	63,938

	Year Ended December 31,
	2014	2013	2012
Revenue	$10,755	$20,895	$8,473
Income Before Income Taxes	10,929	25,625	8,901
Net Income	7,352	16,876	6,031

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

Note 14 – Other Assets

Other assets include:

	December 31,
	2014	2013
Restricted insurance settlement	$23,599	$25,462
Deferred compensation assets	779	894
Supplemental retirement income program	1,361	1,885
Uncertain tax positions	5,516	4,677
Other	2,487	3,349
Total	$33,742	$36,267

Previously, an inactive subsidiary of the Company executed separate settlement and release agreements with two of its insurance carriers for $35,000, of which $23,599 remains. The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. The proceeds of the settlement and release agreements have been deposited into interest bearing accounts which earned approximately $44 and $52 in 2014 and 2013, respectively, offset by $1,907 and $988 of payments in 2014 and 2013, respectively. Due to the restricted nature of the proceeds, a corresponding deferred credit was established in “Other non-current liabilities” for an equal and offsetting amount, and will remain until the restrictions lapse or the funds are exhausted via payments of claims and costs of defense. See Notes 18 and 23 of Notes to Consolidated Financial Statements.

Note 15 – Other Current Liabilities

Other current liabilities comprise:

	December 31,
	2014	2013
Non-income taxes	$7,717	$7,658
Acquisition-related consideration	246	4,797
Professional fees	1,638	2,007
Selling expenses	3,352	4,266
Legal	754	960
Freight	1,547	1,914
Income taxes payable	4,210	5,216
Other	4,233	3,767
Total	$23,697	$30,585

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

Note 16 – Debt

Debt includes the following:

	December 31,
	2014	2013
Industrial development authority monthly 5.60% fixed rate demand bond maturing 2018	$5,000	$5,000
Industrial development authority monthly 5.26% fixed rate demand bond maturing 2028	10,000	10,000
Credit facilities (1.16% weighted average borrowing rate at December 31, 2014)	58,421	—
Ohio Department of Development term loan (see below)	2,109	2,428
Other debt obligations (including capital leases)	201	1,288
	75,731	18,716
Short-term debt	—	(945)
Current portion of long-term debt	(403)	(450)
	$75,328	$17,321

During the next five years, payments on the Company’s debt, including capital lease maturities, are due as follows:

2015	$403
2016	395
2017	396
2018	63,765
2019	350
2020 and beyond	$10,422

The Company’s primary credit line is a $300,000 syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions.  This facility matures in June 2018.  The maximum amount available under this facility can be increased to $400,000 at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under the facility generally bear interest at either a base rate or LIBOR rate plus a margin.  At December 31, 2014 and December 31, 2013, the Company had approximately $58,421 and $0 outstanding on these credit lines. Access to this facility is dependent on meeting certain financial, acquisition and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  As of December 31, 2014 and December 31, 2013, the Company’s consolidated leverage ratio was below 1.0 to 1 and the Company was also in compliance with all of the facilities’ other covenants.

As part of a past expansion project at the Company’s Middletown, Ohio facility, it agreed to a low interest rate $3,500 loan with the Ohio Department of Development.  Principal repayment on this loan began in September 2010 with its final maturity being in February 2021.  The current interest rate of 2% will rise to 3% beginning March 2019 until final maturity.

At December 31, 2014 and December 31, 2013, the amounts at which the Company’s debt is recorded are not materially different from their fair market value.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

Note 17 – Pension and Other Postretirement Benefits

The following table shows the Company’s plans’ funded status reconciled with amounts reported in the consolidated balance sheet as of December 31, 2014 and December 31, 2013:
							Other
							Postretirement
	Pension Benefits						Benefits
	2014			2013			2014	2013
	Foreign	Domestic	Total	Foreign	Domestic	Total	Domestic	Domestic
Change in benefit obligation
Benefit obligation at beginning of year	$85,745	$66,369	$152,114	$81,280	$70,407	$151,687	$5,639	$7,317
Service cost	2,626	250	2,876	2,864	299	3,163	19	34
Interest cost	3,210	2,823	6,033	3,150	2,437	5,587	232	185
Employee contributions	89	—	89	111	—	111	—	—
Effect of plan amendments	242	—	242	(2,138)	—	(2,138)	—	—
Benefits paid	(1,985)	(4,589)	(6,574)	(1,853)	(4,516)	(6,369)	(533)	(566)
Plan expenses and premiums paid	(361)	(250)	(611)	(367)	(225)	(592)	—	—
Transfer in of business acquisition	2,818	—	2,818	—	—	—	—	—
Actuarial loss (gain)	26,412	6,064	32,476	(566)	(2,033)	(2,599)	688	(1,331)
Translation differences and other	(11,969)	—	(11,969)	3,264	—	3,264	—	—
Benefit obligation at end of year	$106,827	$70,667	$177,494	$85,745	$66,369	$152,114	$6,045	$5,639

Change in plan assets
Fair value of plan assets at beginning of
year	$68,659	$50,650	$119,309	$60,909	$45,991	$106,900	$—	$—
Actual return on plan assets	23,981	2,591	26,572	3,237	7,487	10,724	—	—
Employer contributions	3,778	1,287	5,065	3,947	1,913	5,860	533	566
Employee contributions	89	—	89	111	—	111	—	—
Benefits paid	(1,985)	(4,589)	(6,574)	(1,853)	(4,516)	(6,369)	(533)	(566)
Plan expenses and premiums paid	(361)	(250)	(611)	(367)	(225)	(592)	—	—
Transfer in of business acquisition	2,093	—	2,093	—	—	—	—	—
Translation differences	(9,731)	—	(9,731)	2,675	—	2,675	—	—
Fair value of plan assets at end of year	$86,523	$49,689	$136,212	$68,659	$50,650	$119,309	$—	$—
Net amount recognized	$(20,304)	$(20,978)	$(41,282)	$(17,086)	$(15,719)	$(32,805)	$(6,045)	$(5,639)
Amounts recognized in the balance sheet
consist of:
Current liabilities	$(94)	$(577)	$(671)	$(242)	$(589)	$(831)	$(568)	$(607)
Non-current liabilities	(20,210)	(20,401)	(40,611)	(16,844)	(15,130)	(31,974)	(5,477)	(5,032)
Net amount recognized	$(20,304)	$(20,978)	$(41,282)	$(17,086)	$(15,719)	$(32,805)	$(6,045)	$(5,639)
Amounts not yet reflected in net periodic
benefit costs and included in
accumulated other comprehensive
loss:
Prior service credit (cost)	$2,306	$(248)	$2,058	$2,105	$(311)	$1,794	$—	$—
Accumulated loss	(27,486)	(33,125)	(60,611)	(27,188)	(27,593)	(54,781)	(1,368)	(745)
Accumulated other comprehensive
loss (AOCI)	(25,180)	(33,373)	(58,553)	(25,083)	(27,904)	(52,987)	(1,368)	(745)
Cumulative employer contributions
in excess of net period benefit cost	4,876	12,395	17,271	7,997	12,185	20,182	(4,677)	(4,894)
Net amount recognized	$(20,304)	$(20,978)	$(41,282)	$(17,086)	$(15,719)	$(32,805)	$(6,045)	$(5,639)

The accumulated benefit obligation for all defined benefit pension plans was $175,431 ($70,667 Domestic and $104,764 Foreign) and $150,374 ($66,369 Domestic and $84,005 Foreign) at December 31, 2014 and December 31, 2013, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2014			2013
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$106,827	$70,667	$177,494	$85,745	$66,369	$152,114
Accumulated benefit obligation	104,764	70,667	175,431	84,005	66,369	150,374
Fair value of plan assets	86,523	49,689	136,212	68,659	50,650	119,309

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

Information for pension plans with a projected benefit obligation in excess of plan assets:

	2014			2013
	Foreign	Domestic	Total	Foreign	Domestic	Total
Projected benefit obligation	$106,827	$70,667	$177,494	$85,745	$66,369	$152,114
Fair value of plan assets	86,523	49,689	136,212	68,659	50,650	119,309

Components of net periodic benefit costs – pension plans:

	2014			2013
	Foreign	Domestic	Total	Foreign	Domestic	Total
Service cost	$2,626	$250	$2,876	$2,864	$299	$3,163
Interest cost	3,210	2,823	6,033	3,150	2,437	5,587
Expected return on plan assets	(2,543)	(3,817)	(6,360)	(2,245)	(3,664)	(5,909)
Actuarial loss amortization	1,307	1,757	3,064	1,486	2,481	3,967
Prior service cost amortization	736	63	799	30	148	178
Net periodic benefit cost	$5,336	$1,076	$6,412	$5,285	$1,701	$6,986

	2012
	Foreign	Domestic	Total
Service cost	$2,004	$460	$2,464
Interest cost	3,020	2,803	5,823
Expected return on plan assets	(1,995)	(3,481)	(5,476)
Actuarial loss amortization	590	2,057	2,647
Prior service cost amortization	30	82	112
Net periodic benefit cost	$3,649	$1,921	$5,570

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

Other changes recognized in other comprehensive income:

	2014			2013
	Foreign	Domestic	Total	Foreign	Domestic	Total
Net loss (gain) arising during the period	$4,973	$7,290	$12,263	$(1,558)	$(5,856)	$(7,414)
Effect of plan amendment	242	—	242	(2,138)	—	(2,138)
Recognition of amortization in net periodic
benefit cost
Prior service cost	(736)	(63)	(799)	(30)	(148)	(178)
Actuarial loss	(1,307)	(1,757)	(3,064)	(1,486)	(2,481)	(3,967)
Effect of exchange rates on amounts included in
AOCI	(3,076)	—	(3,076)	1,007	—	1,007
Total recognized in other comprehensive
loss (income)	96	5,470	5,566	(4,205)	(8,485)	(12,690)
Total recognized in net periodic benefit cost and
other comprehensive loss (income)	$5,432	$6,546	$11,978	$1,080	$(6,784)	$(5,704)

	2012
	Foreign	Domestic	Total
Net loss arising during period	$13,897	$4,826	$18,723
Recognition of amortization in net periodic benefit cost
Prior service cost	(30)	(82)	(112)
Actuarial loss	(590)	(2,057)	(2,647)
Effect of exchange rates on amounts included in AOCI	809	—	809
Total recognized in other comprehensive loss	14,086	2,687	16,773
Total recognized in net periodic benefit cost and other
comprehensive loss	$17,735	$4,608	$22,343

Components of net periodic benefit costs – other postretirement plan:

	2014	2013	2012
Service cost	$19	$34	$46
Interest cost	232	185	283
Actuarial loss amortization	65	32	115
Net periodic benefit costs	$316	$251	$444

Other changes recognized in other comprehensive income – other postretirement benefit plans:

	2014	2013	2012
Net loss (gain) arising during period	$688	$(1,331)	$514
Amortization of actuarial loss in net periodic benefit costs	(65)	(32)	(115)
Total recognized in other comprehensive loss (income)	623	(1,363)	399
Total recognized in net periodic benefit cost and other
comprehensive loss (income)	$939	$(1,112)	$843

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

Estimated amounts that will be amortized from accumulated other comprehensive loss over the next fiscal year:

	Pension Plans			Other Postretirement
	Foreign	Domestic	Total	Benefits
Actuarial loss	$1,231	$2,374	$3,605	$103
Prior service (credit) cost	(179)	63	(116)	—
	$1,052	$2,437	$3,489	$103

Weighted-average assumptions used to determine benefit obligations at December 31, 2014 and December 31, 2013:

			Other Postretirement
	Pension Benefits		Benefits
	2014	2013	2014	2013
U.S. Plans:
Discount rate	3.72%	4.48%	3.45%	4.05%
Rate of compensation increase	3.63%	3.63%	N/A	N/A

Foreign Plans:
Discount rate	2.51%	3.84%	N/A	N/A
Rate of compensation increase	3.05%	3.05%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2014 and December 31, 2013:

			Other Postretirement
	Pension Benefits		Benefits
	2014	2013	2014	2013
U.S. Plans:
Discount rate	4.48%	3.52%	4.05%	3.20%
Expected long-term return on plan assets	7.85%	8.25%	N/A	N/A
Rate of compensation increase	3.63%	3.40%	N/A	N/A

Foreign Plans:
Discount rate	3.84%	3.94%	N/A	N/A
Expected long-term return on plan assets	3.67%	3.57%	N/A	N/A
Rate of compensation increase	3.05%	3.60%	N/A	N/A

The long-term rates of return on assets were selected from within the reasonable range of rates determined by (a) historical real returns for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.  See Note 1 for further information.

Assumed health care cost trend rates at December 31, 2014 and December 31, 2013:

	2014	2013
Health care cost trend rate for next year	6.90%	7.10%
Rate to which the cost trend rate is assumed to decline (the
ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2027

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1% point	1% point
	Increase	Decrease
Effect on total service and interest cost	$21	$(18)
Effect on postretirement benefit obligations	526	(460)

Plan Assets and Fair Value

The Company’s pension plan target asset allocation and the weighted-average asset allocations at December 31, 2014 and December 31, 2013 by asset category were as follows:

	Target	2014	2013
Asset Category
U.S. Plans
Equity securities	61%	66%	66%
Debt securities	32%	33%	32%
Other	7%	1%	2%
Total	100%	100%	100%

Foreign Plans
Equity securities and other	22%	22%	19%
Debt securities	78%	78%	81%
Total	100%	100%	100%

As of December 31, 2014 and December 31, 2013, “Other” consisted principally of cash and cash equivalents (approximately 1% to 2% of plan assets in each respective period).

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

Fixed Income Corporate Securities

Corporate fixed income securities are valued using third party pricing services which are based on a combination of quoted market prices in an exchange and active market as well as proprietary pricing models and inputs using observable market data and are classified as Level 2 investments.

Fixed Income U.S. and Foreign Government Securities

U.S. and foreign government fixed income securities are valued using third party pricing services which are based on a combination of quoted market prices in an exchange and active market as well as proprietary pricing models and inputs using observable market data and are classified as Level 2 investments.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

Pooled Separate Accounts

Investments in the U.S. pension plan pooled separate accounts consist of insurance annuity contracts and are valued based on the reported unit value at year end. Units of the pooled separate accounts are not traded in an active exchange or market; however, valuation is based on the underlying investments of the units and are classified as Level 2 investments.

Insurance Contract

Investments in the foreign pension plan insurance contract are valued at the highest value available for the Company at year end, either the reported cash surrender value of the contract or the vested benefit obligation.  Both the cash surrender value and the vested benefit obligation are determined based on unobservable inputs, which are contractually or actuarially determined, regarding returns, fees, the present value of the future cash flows of the contract and benefit obligations.  The contract is classified as a Level 3 investment.

Diversified Equity Securities - Registered Investment Companies

Investments in the foreign pension plan diversified equity securities of registered investment companies are based upon the quoted redemption value of shares in the fund owned by the plan at year end.  The shares of the fund are not available in an exchange or active market; however, the fair value is determined based on the underlying investments in the fund as traded in an exchange and active market and are classified as Level 2 investments.

Fixed Income – Foreign Registered Investment Companies

Investments in the foreign pension plan fixed income securities of foreign registered investment companies are based upon the quoted redemption value of shares in the fund owned by the plan at year end.  The shares of the fund are not available in an exchange or active market; however, the fair value is determined based on the underlying investments in the fund as traded in an exchange and active market and are classified as Level 2 investments.

Real Estate

The foreign pension plan’s investment in real estate consists of an investment in a property fund.  The fund’s underlying investments consist of real property, which are valued using unobservable inputs.  The property fund is classified as a Level 3 investment.

Commingled Funds

Investments in the foreign pension plan commingled funds represent pooled institutional investments, including primarily investment trusts. They include approximately 60 percent of investments in equity, 31 percent of investments in fixed income, and 9 percent of other non-related investments as of December 31, 2014.  The commingled funds are not available in an exchange or active market; however, the fair value is determined based on the underlying pooled investments.  Generally, these underlying investments are traded in an exchange and active market and are classified as Level 2 investments.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

As of December 31, 2014 and December 31, 2013, the U.S. and foreign plans’ investments measured at fair value on a recurring basis were as follows:

		Fair Value Measurements at December 31, 2014
	Fair Value as of	Using Fair Value Hierarchy
U.S. Pension Assets	December 31, 2014	Level 1	Level 2	Level 3
Cash and cash equivalents	$490	$490	$—	$—
Large capitalization common stock	14,956	14,956	—	—
Large capitalization registered investment companies	6,339	6,339	—	—
Small capitalization common stock	920	920	—	—
Small capitalization registered investment companies	2,416	2,416	—	—
International developed and emerging markets registered
investment companies	5,638	5,638	—	—
International developed and emerging markets common stock	2,600	2,600	—	—
Fixed income corporate securities	9,848	—	9,848	—
Fixed income registered investment companies	4,647	4,647	—	—
Fixed income U.S. and foreign government securities	406	—	406	—
Pooled separate accounts	1,429	—	1,429	—
Total U.S. pension plan assets	$49,689	$38,006	$11,683	$—

Foreign Pension Assets
Cash and cash equivalents	$76	$76	$—	$—
Insurance contract	72,417	—	—	72,417
Diversified equity securities - registered investment companies	6,565	—	6,565	—
Fixed income - foreign registered investment companies	4,946	—	4,946	—
Commingled funds	2,041	—	2,041	—
Real estate - registered investment companies	478	—	—	478
Total foreign pension assets	$86,523	$76	$13,552	$72,895
Total pension assets at fair value	$136,212	$38,082	$25,235	$72,895

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

		Fair Value Measurements at December 31, 2013
	Fair Value as of	Using Fair Value Hierarchy
U.S. Pension Assets	December 31, 2013	Level 1	Level 2	Level 3
Cash and cash equivalents	$825	$825	$—	$—
Large capitalization common stock	14,801	14,801	—	—
Large capitalization registered investment companies	6,820	6,820	—	—
Small capitalization common stock	771	771	—	—
Small capitalization registered investment companies	2,384	2,384	—	—
International developed and emerging markets registered
investment companies	5,895	5,895	—	—
International developed and emerging markets common stock	2,929	2,929	—	—
Fixed income corporate securities	10,144	—	10,144	—
Fixed income registered investment companies	4,486	4,486	—	—
Fixed income U.S. and foreign government securities	192	—	192	—
Pooled separate accounts	1,403	—	1,403	—
Total U.S. pension plan assets	$50,650	$38,911	$11,739	$—

Foreign Pension Assets
Cash and cash equivalents	$5	$5	$—	$—
Insurance contract	57,175	—	—	57,175
Diversified equity securities - registered investment companies	6,597	—	6,597	—
Fixed income - foreign registered investment companies	4,448	—	4,448	—
Real estate - registered investment companies	434	—	—	434
Total foreign pension assets	$68,659	$5	$11,045	$57,609
Total pension assets at fair value	$119,309	$38,916	$22,784	$57,609

During 2014, the Company revised its 2013 leveling of its fixed income corporate securities and fixed income U.S. and foreign government securities from Level 1, as previously published, to Level 2.  The Company considers such revisions to be immaterial.

Changes in the fair value of the foreign plans’ Level 3 investments during the years ended December 31, 2014 and December 31, 2013 were as follows:

	Insurance	Real Estate
	Contract	Fund	Total
Balance at December 31, 2012	$51,146	$388	$51,534
Purchases	3,182	—	3,182
Settlements	(1,607)	—	(1,607)
Unrealized gains	2,061	36	2,097
Currency translation adjustment	2,393	10	2,403
Balance at December 31, 2013	57,175	434	57,609
Purchases	3,044	—	3,044
Settlements	(1,705)	—	(1,705)
Unrealized gains	22,802	72	22,874
Currency translation adjustment	(8,899)	(28)	(8,927)
Balance at December 31, 2014	$72,417	$478	$72,895

U.S. pension assets include Company common stock in the amounts of $920 (2% of total U.S. plan assets) and $771 (1% of total U.S. plan assets) at December 31, 2014 and December 31, 2013, respectively.

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

Cash Flows

Contributions

The Company expects to make minimum cash contributions of $4,176 to its pension plans ($1,277 Domestic and $2,899 Foreign) and $568 to its other postretirement benefit plan in 2015.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

				Other
	Pension Benefits			Postretirement
	Foreign	Domestic	Total	Benefits
2015	$1,789	$4,590	$6,379	$568
2016	1,953	4,609	6,562	560
2017	2,202	4,447	6,649	551
2018	2,346	4,479	6,825	523
2019	2,758	4,442	7,200	505
2020 and beyond	17,483	22,178	39,661	2,130

The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $826, $811 and $700 in 2014, 2013 and 2012, respectively, representing the annual accrued benefits under this plan.

Defined Contribution Plan

The Company has a 401(k) plan with an employer match covering a majority of its domestic employees.  The plan allows for and the Company has paid a nonelective contribution on behalf of participants who have completed one year of service equal to 3% of the eligible participants’ compensation in the form of Company common stock.  Total Company contributions were $2,498, $2,027 and $1,703 for 2014, 2013 and 2012, respectively.

Note 18 – Other Non-Current Liabilities

Other non-current liabilities comprise:

	December 31,
	2014	2013
Restricted insurance settlement	$23,599	$25,462
Uncertain tax positions (includes interest and penalties)	14,607	15,885
Deferred and other long-term compensation	6,492	5,646
Other	792	545
Total	$45,490	$47,538

See also Notes 14 and 23 of Notes to Consolidated Financial Statements.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

Note 19 – Equity and Accumulated Other Comprehensive Loss

The Company has 30,000,000 shares of common stock authorized, with a par value of $1, and 13,300,891 and 13,196,140 shares issued as of December 31, 2014 and December 31, 2013, respectively.  The change in shares issued and outstanding during 2014 was primarily related to 80,012 shares issued for equity based compensation plans, 6,367 shares issued for the ESPP and 18,372 shares issued for the exercise of stock options and other employee and director related share activity.

Holders of record of the Company’s common stock for a period of less than 36 consecutive calendar months or less are entitled to one vote per share of common stock.  Holders of record of the Company’s common stock for a period greater than 36 consecutive calendar months are entitled to 10 votes per share of common stock.

The Company is authorized to issue 10,000,000 shares of preferred stock, $1 par value, subject to approval by the Board of Directors. The Board of Directors may designate one or more series of preferred stock and the number of shares, rights, preferences, and limitations of each series. As of December 31, 2014, no preferred stock had been issued.

The following table shows the reclassifications from and resulting balances of accumulated other comprehensive loss (“AOCI”) for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

				Unrealized
	Currency	Defined	Change in	gain (loss) in
	translation	benefit	fair value of	available-for-
	adjustments	pension plans	derivatives	sale securities	Total
Balance at December 31, 2011	$4,709	$(34,260)	$(272)	$856	$(28,967)
Other comprehensive (loss) income before reclassifications	(1,373)	(20,045)	26	2,181	(19,211)
Amounts reclassified from AOCI	—	2,875	392	(868)	2,399
Related tax amounts	—	4,516	(146)	(446)	3,924
Balance at December 31, 2012	3,336	(46,914)	—	1,723	(41,855)
Other comprehensive (loss) income before reclassifications	(2,184)	9,876	—	2,543	10,235
Amounts reclassified from AOCI	—	4,177	—	(2,758)	1,419
Related tax amounts	—	(4,572)	—	73	(4,499)
Balance at December 31, 2013	1,152	(37,433)	—	1,581	(34,700)
Other comprehensive (loss) income before reclassifications	(15,464)	(9,232)	—	2,057	(22,639)
Amounts reclassified from AOCI	—	3,043	—	(2,245)	798
Related tax amounts	—	2,071	—	64	2,135
Balance at December 31, 2014	$(14,312)	$(41,551)	$—	$1,457	$(54,406)

Approximately 30% and 70% of the amounts reclassified from accumulated other comprehensive loss to the Consolidated Statement of Income for defined benefit retirement plans during the years ended December 31, 2014, December 31, 2013 and December 31, 2012 were recorded in cost of goods sold and SG&A, respectively.  See Note 17 of Notes to Consolidated Financial Statements for further information.  All reclassifications were recorded in interest expense for changes in fair value of derivatives and, also, reclassifications related to unrealized gain (loss) in available-for-sale securities primarily relate to the Company’s equity interest in a captive insurance company and, therefore, are recorded in equity in net income of associated companies.  The amounts reported on the Consolidated Statement of Changes in Equity in other comprehensive income that relate to the Company’s non-controlling interests consist of currency translation adjustments.

Note 20 – Business Acquisitions

In December 2014, the Company acquired a business that is principally concerned with safety fluid applications for mining sites in its Asia/Pacific reportable operating segment for net consideration of approximately 2,850 Australian Dollars, or approximately $2,355.  The Company also assumed an additional 300 Australian Dollars, or approximately $248, hold-back of consideration.  This acquisition provides a strategic opportunity for Quaker in the core Australian mining market.  The Company allocated the purchase price to $1,802 of intangible assets, comprised of trademarks and formulations, to be amortized over 15 years; a non-competition agreement, to be amortized over 5 years; and customer relationships, to be amortized over 15 years.  In addition, the Company recorded $1,075 of goodwill, related to expected value outside its other acquired assets, all of which will not be tax deductible.

In November 2014, the Company acquired Binol AB (“Binol”), a leading bio-lubricants producer primarily serving the Nordic region for its EMEA reportable operating segment for approximately 140,900 SEK, or approximately $19,064.  This acquisition

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

provides a strategic opportunity for Quaker to leverage Binol's environmentally friendly technology and customer-aligned products, including neat oil technology for metalworking applications and biodegradable hydraulic oils, across the Company’s global footprint. The Company allocated the purchase price to $11,805 of intangible assets, comprised of trademarks and formulations, to be amortized over 15 years; a non-competition agreement, to be amortized over 5 years; and customer relationships, to be amortized over 14 years.  In addition, the Company recorded $6,130 of goodwill, related to expected value outside its other acquired assets, all of which will not be tax deductible.

   In August 2014, the Company acquired ECLI Products, LLC (“ECLI”), a specialty grease manufacturer for its North American reportable operating segment for approximately $53,145, including certain post-closing adjustments.  ECLI specializes in greases for OEM first-fill customers across several industry sectors, including automotive, industrial, aerospace/military, electronics, office automation and natural resources.  This acquisition complements Quaker’s entry into the specialty grease market that began in 2010, and, also, provides an opportunity to leverage Quaker's global footprint with its current market expertise.  The Company allocated the purchase price to $31,050 of intangible assets, comprised of trademarks and formulations, to be amortized over 10 years; customer relationships, to be amortized over 15 years; and a non-compete agreement, to be amortized over 5 years.  In addition, the Company recorded $14,612 of goodwill, related to expected value outside its other acquired assets, all of which will be tax deductible.

   The results of operations of the acquired businesses and assets are included in the consolidated statements of income from their respective acquisition dates. Transaction expenses associated with these acquisitions are included in selling, general and administrative expenses in the Company’s consolidated statements of income.  Certain pro forma and other information is not presented for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, as the operations of the acquired businesses are not material to the overall operations of the Company.

  As of December 31, 2014, the allocations of the purchase price for all of the Company’s 2014 acquisitions have not been finalized.  Further adjustments may be necessary as a result of the Company’s assessment of additional information related to the fair values of assets acquired and liabilities assumed.  The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities assumed in all of the Company’s acquisitions in 2014:

2014 Acquisitions
Current assets	$12,406
Property, plant & equipment	4,158
Intangibles
Customer lists and rights to sell	30,924
Trademarks and patents	12,606
Other intangibles	1,127
Goodwill	21,817
Other long-term assets	198
Total assets purchased	83,236
Current liabilities	(4,298)
Long-term liabilities	(4,374)
Total liabilities assumed	(8,672)
Cash paid for acquisitions	$74,564

 Included in the 2014 acquisitions was approximately $1,037 of cash acquired.

Additionally, in June 2014, the Company acquired the remaining 49% ownership interest in its Australian affiliate, Quaker Chemical (Australasia) Pty. Limited ("QCA") for 8,000 Australian Dollars, or approximately $7,577, from its joint venture partner, Nuplex Industries.  QCA is a part of the Company’s Asia/Pacific reportable operating segment.  This acquisition further strengthens Quaker’s position in Australia, and allows the Company to simplify its overall corporate structure and improve its organizational efficiencies.  As this acquisition was a change in an existing controlling ownership, the Company recorded $6,450 of excess purchase price over the carrying value of the noncontrolling interest in Additional Paid in Capital.

In May 2013, the Company acquired a business that primarily related to tin plating for its North American reportable operating segment for net consideration of approximately $1,831.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

In January 2013, the Company acquired a chemical milling maskants distribution network for net consideration of approximately $647, which was assigned to the North America reportable operating segment.  The Company also assumed a hold-back of consideration for potential indemnity obligations, which was paid to the former shareholders during the first quarter of 2014.

In July 2012, the Company acquired NP Coil Dexter Industries, S.r.l. for approximately $2,748, and assumed short-term and long-term debt of approximately $1,186 and $854, respectively.  Liabilities assumed included a hold-back of consideration to be paid to the former shareholders at 18 months from the acquisition date.  During the fourth quarter of 2012, the Company recorded an increase to other income of approximately $1,033 on its Consolidated Statement of Income related to a change in the fair value of this hold-back, settling this contingent liability.

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

In December 2010, the Company acquired Summit Lubricants, Inc., which manufactures and distributes specialty greases and lubricants, for approximately $29,833, including certain post-closing adjustments finalized in 2011.  Liabilities assumed included an earnout to be paid to the former shareholders if certain earnings targets were met by the end of 2013.  The earnout was settled during the second quarter of 2014 with a payment to the former shareholder of approximately $4,709.  During 2013 and 2012, the Company recorded net increases to other income of approximately $497 and $1,737, respectively, in its Consolidated Statement of Income related to changes in the Company’s estimate of the fair value of this contingent consideration liability.

Note 21 – Fair Value Measures

The Company values company-owned life insurance policies, various deferred compensation assets and liabilities, acquisition-related consideration and an obligation related to a non-competition agreement at fair value.  The Company’s assets and liabilities subject to fair value measurement are as follows:
		Fair Value Measurements at December 31, 2014
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	December 31, 2014	Level 1	Level 2	Level 3
Company-owned life insurance	$1,361	$—	$1,361	$—
Company-owned life insurance - Deferred compensation assets	310	—	310	—
Other deferred compensation assets
Large capitalization registered investment companies	71	71	—	—
Mid capitalization registered investment companies	7	7	—	—
Small capitalization registered investment companies	13	13	—	—
International developed and emerging markets registered investment
companies	37	37	—	—
Fixed income registered investment companies	6	6	—	—

Total	$1,805	$134	$1,671	$—

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

		Fair Value Measurements at December 31, 2014
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	December 31, 2014	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$404	$404	$—	$—
Mid capitalization registered investment companies	108	108	—	—
Small capitalization registered investment companies	90	90	—	—
International developed and emerging markets registered investment
companies	179	179	—	—
Fixed income registered investment companies	40	40	—	—
Fixed general account	160	—	160	—

Total	$981	$821	$160	$—

		Fair Value Measurements at December 31, 2013
	Fair Value	Using Fair Value Hierarchy
	as of
Assets	December 31, 2013	Level 1	Level 2	Level 3
Company-owned life insurance	$1,885	$—	$1,885	$—
Company-owned life insurance - Deferred compensation assets	409	—	409	—
Other deferred compensation assets
Large capitalization registered investment companies	74	74	—	—
Mid capitalization registered investment companies	6	6	—	—
Small capitalization registered investment companies	13	13	—	—
International developed and emerging markets registered investment
companies	40	40	—	—
Fixed income registered investment companies	7	7	—	—

Total	$2,434	$140	$2,294	$—

		Fair Value Measurements at December 31, 2013
	Fair Value	Using Fair Value Hierarchy
	as of
Liabilities	December 31, 2013	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$405	$405	$—	$—
Mid capitalization registered investment companies	109	109	—	—
Small capitalization registered investment companies	95	95	—	—
International developed and emerging markets registered investment
companies	205	205	—	—
Fixed income registered investment companies	43	43	—	—
Fixed general account	167	—	167	—
Acquisition-related consideration	4,876	—	—	4,876

Total	$5,900	$857	$167	$4,876

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms.  The fair values of other deferred compensation assets and liabilities are based on quoted prices in active markets.  The acquisition-related consideration included a contingent consideration liability (the “Summit earnout”) and a non-competition agreement.  The fair value of the Summit earnout was based on unobservable inputs and was classified as Level 3.  At December 31, 2013, the significant input or assumption used was the discount rate to present value the liability.  The fair value of the non-competition agreement was also based on unobservable inputs and classified as Level 3.  The significant input or assumption used for the non-competition agreement was also management’s estimate of the discount rate used to present value the liability.  A significant change in any Level 3 assumption in isolation would have resulted in increases or decreases to the fair value measurements of the acquisition-related consideration.

Changes in the fair value of the Level 3 liabilities during the year ended December 31, 2014 were as follows:

	Summit	Non-competition
	Earnout	Agreement	Total
Balance at December 31, 2013	$4,697	$179	$4,876
Interest accretion	12	8	20
Payments	(4,709)	(187)	(4,896)
Balance at December 31, 2014	$—	$—	$—

The Company settled its obligation related to the Summit earnout liability with a payment of $4,709 to its former shareholders in the second quarter of 2014.  In addition, the Company made its final payment related to the non-competition agreement in the third quarter of 2014.

Note 22 – Hedging Activities

The Company utilized interest rate swaps in the past to mitigate the impact of changes in interest rates by converting a portion of the Company’s variable interest rate debt to fixed interest rate debt.  The interest rate swaps had a combined notional amount of $15,000 during 2012 until their maturity, which occurred during the third quarter of 2012.  The Company did not utilize derivatives designated as cash flow hedges during the years ended December 31, 2013 and 2014.

Information about the Company’s interest rate derivatives is as follows:

		For the Years Ended
		December 31,
		2014	2013	2012
Amount of Gain Recognized in
Accumulated OCI on Derivative (Effective Portion)		$—	$—	$272

Amount and Location of Loss Reclassified from
Accumulated OCI into Income (Effective Portion)	Interest Expense	$—	$—	$(392)

Amount and Location of Loss Recognized in Income on Derivative
(Ineffective Portion and Amount Excluded from Effectiveness Testing)	Other Income	$—	$—	$—

Note 23 – Commitments and Contingencies

In 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary.  In voluntary coordination with the Santa Ana California Regional Water Quality Board (“SACRWQB”), ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”).  In 2004, the Orange County Water District (“OCWD”) filed a civil complaint against ACP and other parties seeking to recover compensatory and other damages related to the investigation and remediation of contaminated groundwater.  Pursuant to a settlement agreement entered into by ACP and OCWD in 2007, ACP agreed, among other things, to operate two groundwater treatment systems to hydraulically contain groundwater contamination emanating from ACP’s site until the concentrations of PERC released by ACP fell below the current Federal maximum contaminant level for four consecutive quarterly sampling events.  In February 2014, ACP, with the consent of

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

OCWD and SACRWQB, ceased operation at one of its two groundwater treatment systems, as it had met the above condition for closure.  Based on the most recent modeling, it is estimated that the remaining system will operate for another one to three years.

As of December 31, 2014, the Company believes that the range of potential-known liabilities associated with the balance of ACP water remediation program is approximately $360 to $970, for which the Company has sufficient reserves.  The low and high ends of the range are based on the length of operation of the treatment system as determined by groundwater modeling.  Costs of operation include the operation and maintenance of the extraction well, groundwater monitoring and program management.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.  Approximately $173 and $205 was accrued at December 31, 2014 and December 31, 2013, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos.  The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds from insurance settlements received.  To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary.  Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is less than $3,800 (excluding costs of defense). Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary. These cases were previously handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies.  A significant portion of this primary insurance coverage was provided by an insurer that is now insolvent, and the other primary insurers have asserted that the aggregate limits of their policies have been exhausted.  The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary.  In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in 2005 and 2007 for $15,000 and $20,000, respectively.  The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation.  In 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier agreed to pay 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims for a minimum of five years.  The agreement continues until terminated and can only be terminated by either party by providing the other party with a minimum of two years prior written notice.  As of December 31, 2014, no notice of termination has been given under this agreement.  At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits.  The Company believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers.  Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

As initially disclosed in 2010, one of the Company’s subsidiaries may have paid certain value-added-taxes (“VAT”) incorrectly and, in certain cases, may not have collected sufficient VAT from certain customers.  The VAT rules and regulations at issue are complex, vary among the jurisdictions and can be contradictory, in particular as to how they relate to the subsidiary’s products and to sales between jurisdictions.

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

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

In 2010, the Company recorded a net charge of $4,132, which consisted of a net $3,901 charge related to two tax dispute settlements entered into by the subsidiary, as well as a net $231 charge representing management’s best estimate based on the information available to it, including the factors noted above, of the amount that ultimately may be paid related to the other jurisdiction that has made inquiries.  At December 31, 2014 and December 31, 2013, the Company had no remaining accrual, related to the 2010 charges, for payments to be made under the tax dispute settlements entered into by the subsidiary, noted above.  In 2013, the Company recorded a net charge of $796, representing the Company’s best estimate of the amount that ultimately may be paid related to the 2013 assessment referenced above.

The charges taken by the Company in 2010 and 2013 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $4,000 with one jurisdiction representing approximately 80 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

The Company leases certain manufacturing and office facilities and equipment under non-cancelable operating leases with various terms from 1 to 9 years expiring in 2023. Rent expense for 2014, 2013 and 2012 was $5,792, $5,510, and $5,189, respectively.

The Company’s minimum rental commitments under non-cancelable operating leases at December 31, 2014 for future years were approximately:

2015	$5,301
2016	$4,381
2017	$2,580
2018	$348
2019	$217
2020 and beyond	$129

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

Note 24 – Quarterly Results (unaudited)

	First	Second	Third	Fourth
	Quarter (1)	Quarter (2)	Quarter (3)	Quarter (4)
2014
Net sales	$181,674	$191,286	$198,867	$194,033
Gross profit	65,114	68,216	70,300	69,576
Operating income	19,373	20,945	20,553	16,485
Net income attributable to Quaker Chemical Corporation	12,730	15,427	15,696	12,639
Net income attributable to Quaker Chemical Corporation
Common Shareholders - Basic	$0.96	$1.17	$1.18	$0.95
Net income attributable to Quaker Chemical Corporation
Common Shareholders - Diluted	$0.96	$1.16	$1.18	$0.95

2013
Net sales	$176,193	$184,846	$184,059	$184,297
Gross profit	62,608	67,314	65,990	65,163
Operating income	17,411	19,793	18,807	15,232
Net income attributable to Quaker Chemical Corporation	13,619	16,083	12,551	14,086
Net income attributable to Quaker Chemical Corporation
Common Shareholders - Basic	$1.04	$1.22	$0.95	$1.07
Net income attributable to Quaker Chemical Corporation
Common Shareholders - Diluted	$1.04	$1.22	$0.95	$1.07

(1)
Net income attributable to Quaker Chemical Corporation for the first quarter of 2014 and the first quarter of 2013 includes earnings from the Company’s equity interest in a captive insurance company of approximately $0.06 and $0.11 per diluted share, respectively.  The first quarter of 2013 earnings from the Company’s equity interest in a captive insurance company includes an out-of-period adjustment of approximately $1,038, primarily related to a reinsurance contract held by the captive insurance company.  Net income attributable to Quaker Chemical Corporation in the first quarter of 2014 includes a pension charge related to an amendment to the Company’s U.K. pension plan of approximately $0.05 per diluted share. Net income attributable to Quaker Chemical Corporation in the first quarter of 2013 includes a currency charge of approximately $0.03 per diluted share related to the conversion of the Venezuelan Bolivar Fuerte to the U.S. Dollar at the Company’s 50% owned equity affiliate in Venezuela.

(2)
Net income attributable to Quaker Chemical Corporation for the second quarter of 2014 and the second quarter of 2013 includes earnings from the Company’s equity interest in a captive insurance company of approximately $0.09 and $0.13 per diluted share, respectively. Net income attributable to Quaker Chemical Corporation in the second quarter of 2014 includes costs related to streamlining certain operations in the Company’s EMEA segment of approximately $0.02 per diluted share and a currency charge of approximately $0.02 per diluted share related to the conversion of the Venezuelan Bolivar Fuerte to the U.S. Dollar at the Company’s 50% owned equity affiliate in Venezuela.  Net income attributable to Quaker Chemical Corporation in the second quarter of 2013 includes earnings per diluted share of approximately $0.14 related to a mineral oil excise tax refund.  Net income attributable to Quaker Chemical Corporation in the second quarter of 2013 also includes a charge related to a change in the fair value of an acquisition-earnout liability of approximately $0.03 per diluted share and costs related to streamlining certain operations in the Company’s South American segment of approximately $0.02 per diluted share.

(3)
Net income attributable to Quaker Chemical Corporation for the third quarter of 2014 and the third quarter of 2013 includes earnings from the Company’s equity interest in a captive insurance company of approximately $0.01 and $0.09 per diluted share, respectively.  Net income attributable to Quaker Chemical Corporation for the third quarter of 2014 includes charges due to a U.S. customer bankruptcy of approximately $0.02 per diluted share. Net income attributable to Quaker Chemical Corporation for the third quarter of 2013 includes costs of approximately $0.05 per diluted share related to streamlining certain operations in the Company’s EMEA segment.

QUAKER CHEMICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except share and per share amounts)

(4)
Net income attributable to Quaker Chemical Corporation for the fourth quarter of 2014 and the fourth quarter of 2013 includes earnings from the Company’s equity interest in a captive insurance company of approximately $0.02 and $0.08 per diluted share, respectively.  Net income attributable to Quaker Chemical Corporation for the fourth quarter of 2014 includes costs of approximately $0.04 per diluted share related to streamlining certain operations in the Company’s South America segment and charges due to an EMEA customer bankruptcy of approximately $0.03 per diluted share.  In addition, net income attributable to Quaker Chemical Corporation for the fourth quarter of 2013 includes costs of approximately $0.01 per diluted share related to streamlining certain operations in the Company’s EMEA segment, approximately $0.04 per diluted share related to a non-income tax contingency and approximately $0.06 per diluted share related to changes in the fair value of an acquisition-related earnout liability.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  Based on its assessment, Quaker’s management has concluded that as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

    Management has excluded ECLI Products, LLC and Binol AB from our assessment of internal control over financial reporting as of December 31, 2014, because these entities were acquired by the Company in purchase business combinations in August 2014 and November 2014, respectively.  These entities are wholly owned subsidiaries, whose total assets and total revenues represent approximately 12% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Controls Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2014.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Incorporated by reference is (i) the information beginning immediately following the caption “Proposal 1—Election of Directors and Nominee Biographies” in Quaker’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 6, 2015, to be filed with the SEC no later than 120 days after the close of its fiscal year ended December 31, 2014 (the “2015 Proxy Statement”) to, but not including, the caption “Corporate Governance,” (ii) the information appearing in Item 4(a) of this Report, (iii) the information in the 2015 Proxy Statement beginning with and including the sub-caption, “Section 16(a) Beneficial Ownership Reporting Compliance” to, but not including, the caption “Certain Relationships and Related Transactions,” and (iv) the information in the 2015 Proxy Statement beginning with and including the sub-caption “Code of Conduct” to, but not including, the caption “Compensation Committee Interlocks and Insider Participation.”

Item 11.  Executive Compensation.

Incorporated by reference is the information in the 2015 Proxy Statement beginning with and including the caption “Compensation Committee Interlocks and Insider Participation” to, but not including, the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference is the information in the 2015 Proxy Statement beginning immediately following the caption “Stock Ownership of Certain Beneficial Owners and Management” to, but not including, the sub-caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Equity Compensation Plans

The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2014. Each number of securities reflected in the table is a reference to shares of Quaker common stock.

Equity Compensation Plan Information
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved
by security holders	87,075	$59.09	701,922	(1)
Equity compensation plans not approved
by security holders	—	—	—
Total	87,075	$59.09	701,922

(1)
As of December 31, 2014, 304,900 of these shares were available for issuance as restricted stock awards under the Company’s 2001 Global Annual Incentive Plan, 324,658 shares were available for issuance upon the exercise of stock options and/or as restricted stock awards and/or restricted stock unit awards under the Company’s 2011 Long-Term Performance Incentive Plan, and 72,364 shares were available for issuance under the 2013 Director Stock Ownership Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference is the information in the 2015 Proxy Statement beginning immediately following the sub-caption “Certain Relationships and Related Transactions” to, but not including, the caption “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm,” and the additional information in the 2015 Proxy Statement beginning with and including the sub-caption “Director Independence” to, but not including, the sub-caption “Governance Committee Procedures for Selecting Director Nominees.”

Item 14.  Principal Accountant Fees and Services.

Incorporated by reference is the information in the 2015 Proxy Statement beginning with and including the sub-caption “Audit Fees” to, but not including, the statement recommending a vote for ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2015.

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

10.5 —
Settlement Agreement and Release between Registrant, an inactive subsidiary of the Registrant, and Hartford Accident and Indemnity Company dated December 12, 2005. Incorporated by reference to Exhibit 10(nnn) as filed by the Registrant with Form 10-K for the year 2005.

10.6 —	Amendment to Registrant’s Deferred Compensation Plan for key officers dated December 20, 2005. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on December 22, 2005.*

10.7 —	2001 Global Annual Incentive Plan, as amended and restated. Incorporated by reference to Appendix D to the Registrant’s definitive proxy statement filed on March 31, 2006.*

10.8 —	2006 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix E to the Registrant’s definitive proxy statement filed on March 31, 2006.*

10.9 —
Form of Stock Option Agreement provided for associates under the Registrant’s 2006 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 8-K filed on May 12, 2006.*

10.10 —
Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2006 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10 as filed by Registrant with Form 8-K filed on June 27, 2006.*

10.11 —
Employment Agreement by and between L. Willem Platzer and Quaker Chemical B.V., a Netherlands corporation and a subsidiary of Registrant, dated August 21, 2006. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on August 22, 2006.*

10.12 —
First Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated October 6, 2006.  Incorporated by reference to Exhibit 10.30 as filed by the Registrant with Form 10-K for the year ended 2008.

10.13 —
2006 Long-Term Performance Incentive Plan (amended and restated effective November 8, 2006). Incorporated by reference to Exhibit 10(www) as filed by the Registrant with Form 10-K for the year ended 2006.*

10.14 —
Financing Agreement by and among Montgomery County Industrial Development Authority and Registrant and Brown Brothers Harriman & Co. dated February 1, 2007. Incorporated by reference to Exhibit 10(yyy) as filed by the Registrant with Form 10-K for the year ended 2006.

10.15 —
Settlement Agreement and Release between Registrant, an inactive subsidiary of Registrant and Federal Insurance Company dated March 26, 2007. Incorporated by reference to Exhibit 10(zzz) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007.

10.16 —
Change in Control Agreement by and between Registrant and L. Willem Platzer dated April 2, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10(aaaa) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007.*

10.17 —
Change in Control Agreement by and between Registrant and Jan F. Nieman dated June 27, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10 (cccc) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2007.*

10.18 —
Memorandum of Employment dated June 28, 2007 between Registrant and Mark A. Featherstone, effective April 9, 2007. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on July 2, 2007.*

10.19 —
Second Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated August 13, 2007. Incorporated by reference to Exhibit 10(eeee) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.

10.20 —
Claim Handling and Funding Agreement between SB Decking, Inc., an inactive subsidiary of Registrant, and Employers Insurance Company of Wausau dated September 25, 2007. Incorporated by reference to Exhibit 10(ffff) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.

10.21 —
Settlement Agreement and Mutual Release entered into between AC Products, Inc., wholly owned subsidiary of Registrant, and Orange County Water District, effective November 8, 2007.  Incorporated by reference to Exhibit 10.47 as filed by the Registrant with Form 10-K for the year ended 2007.

10.22 —
Financing Agreement by and among Butler County Port Authority and Registrant and Brown Brothers Harriman & Co. dated May 15, 2008.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.23 —
Engineering, Procurement and Construction Contract by and between Registrant and FMC Technologies, Inc., effective May 14, 2008.  Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.24 —
Employment Agreement by and between Registrant and Michael F. Barry dated July 1, 2008.  Incorporated by reference to Exhibit 10.5 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008. *

10.25 —
Change in Control Agreement by and between Registrant and Michael F. Barry dated July 1, 2008.  Incorporated by reference to Exhibit 10.6 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008. *

10.26 —
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

10.28 —
Memorandum of Employment by and between Registrant and Joseph F. Matrange dated  September 30, 2008. Incorporated by reference to Exhibit 10.48 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.29 —
Memorandum of Employment by and between Registrant and D. Jeffry Benoliel dated October 1, 2008. Incorporated by reference to Exhibit 10.49 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.30 —
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

10.40 —
Amended Expatriate Agreement by and between Jan F. Nieman and Quaker Chemical (China) Ltd., Quaker Chemical Limited (Hong Kong) and Quaker Chemical B.V., all subsidiaries of Registrant, dated April 6, 2010, effective March 1, 2010.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010. *

10.41 —
Employment Agreement by and between Registrant and Joseph Berquist dated April 1, 2010.  Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010. *

10.42 —
Change in Control Agreement by and between Registrant and Joseph Berquist dated April 1, 2010.  Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010. *

10.43 —
Fourth Amendment to Syndicated Multicurrency Credit Agreement between Registrant and Bank of America, N.A. and certain other financial institutions dated June 21, 2010.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2010.

10.44 —
Stock Purchase Agreement by and among Registrant, Summit Lubricants Inc., Ronald Krol, Brian Caputi, Dale M. Perry and Anthony Musilli, dated December 31, 2010.  Incorporated by reference to Exhibit 10.54 as filed by the Registrant with Form 10-K for the year ended 2010.

10.45 —
Employment Agreement by and between Carlos Claro and Quaker Chemical Industria e Comercio Ltda., a Brazilian corporation and a subsidiary of the Registrant, dated January 5, 2011.  Incorporated by reference to Exhibit 10.56 as filed by the Registrant with Form 10-K for the year ended 2010.*

10.46 —
Employment Agreement by and between Dieter Laininger and Quaker Chemical B.V., a subsidiary of the registrant, dated June 1, 2011, effective June 15, 2011.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2011. *

10.47 —
Change in Control Agreement by and between Registrant and Dieter Laininger dated May 31, 2011, effective June 15, 2011.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2011.  *

10.48 —	Global Annual Incentive Plan (as amended and restated effective May 11, 2011). Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed on March 31, 2011. *

10.49 —	2011 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed on March 31, 2011. *

10.50 —
Form of Restricted Stock Unit Agreement for executive officers and other employees under Registrant’s 2011 Long-Term Performance Incentive Plan.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2012.*

10.51 —
Memorandum of Employment by and between Registrant and Margaret M. Loebl, dated May 22, 2012, effective June 29, 2012.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2012.*

10.52 —
Change in Control Agreement by and between Registrant and Margaret M. Loebl, dated May 22, 2012, effective June 29, 2012.  Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2012.*

10.53 —
Amendment to Employment Agreement by and between Jan Nieman and Quaker Chemical Limited (Hong Kong) and Quaker Chemical, B.V., both subsidiaries of Registrant, dated August 2, 2012.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2012.*

10.54 —
Expatriate Agreement by and between the Registrant and Dieter Laininger, dated January 14, 2013, effective January 15, 2013.  Incorporated by reference to Exhibit 10.59 as filed by the Registrant with Form 10-K for the year ended 2013. *

10.55 —
Expatriate Agreement by and between the Registrant and Adrian Steeples, dated January 29, 2013, effective July 1, 2013.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2013.*

10.56 —	2013 Director Stock Ownership Plan as approved May 8, 2013. Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed on March 28, 2013.*

10.57 —
Amended and Restated Multicurrency Credit Agreement by and between Registrant and Bank of America, N.A. and certain other lenders dated June 14, 2013.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2013.

10.58 —
Memorandum of Employment and Addendum by and between Registrant and Jan F. Nieman, effective August 1, 2013.  Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2013. *

10.59 —
Expatriate Agreement by and between the Registrant and Dieter Laininger, dated and effective February 27, 2014.  Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2014. *

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

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ MICHAEL F. BARRY	Principal Executive Officer and	February 26, 2015
Michael F. Barry	Director
Chairman of the Board, Chief Executive Officer and President

/s/ MARGARET M. LOEBL	Principal Financial Officer	February 26, 2015
Margaret M. Loebl
Vice President, Chief Financial Officer and Treasurer

/s/ SHANE W. HOSTETTER	Principal Accounting Officer	February 26, 2015
Shane W. Hostetter
Global Controller

/s/ JOSEPH B. ANDERSON, JR.	Director	February 26, 2015
Joseph B. Anderson, Jr

/s/ PATRICIA C. BARRON	Director	February 26, 2015
Patricia C. Barron

/s/ DONALD R. CALDWELL	Director	February 26, 2015
Donald R. Caldwell

/s/ ROBERT E. CHAPPELL	Director	February 26, 2015
Robert E. Chappell

/s/ WILLIAM R. COOK	Director	February 26, 2015
William R. Cook

/s/ MARK A. DOUGLAS	Director	February 26, 2015
Mark A. Douglas

/s/ JEFFRY D. FRISBY	Director	February 26, 2015
Jeffry D. Frisby

/s/ ROBERT H. ROCK	Director	February 26, 2015
Robert H. Rock