Form 10-Q
period 2015-03-31
QUAKER CHEMICAL CORP
filed 2015-04-29
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

                                                              FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     [X]      No   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes    [X]     No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on March 31, 2015	13,332,472

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.                        Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Unaudited
	Three Months Ended March 31,
	2015	2014
Net sales	$181,330	$181,674
Cost of goods sold	115,002	116,560
Gross profit	66,328	65,114
Selling, general and administrative expenses	48,464	45,741
Operating income	17,864	19,373
Other expense, net	(194)	(473)
Interest expense	(587)	(525)
Interest income	320	453
Income before taxes and equity in net income of associated companies	17,403	18,828
Taxes on income before equity in net income of associated companies	5,359	6,546
Income before equity in net income of associated companies	12,044	12,282
Equity in net (loss) income of associated companies	(1,437)	1,027
Net income	10,607	13,309
Less: Net income attributable to noncontrolling interest	229	579
Net income attributable to Quaker Chemical Corporation	$10,378	$12,730
Per share data:
Net income attributable to Quaker Chemical Corporation common shareholders – basic	$0.78	$0.96
Net income attributable to Quaker Chemical Corporation common shareholders – diluted	$0.78	$0.96
Dividends declared	$0.30	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Unaudited
	Three Months Ended March 31,
	2015	2014
Net income	$10,607	$13,309

Other comprehensive (loss) income, net of tax
Currency translation adjustments	(11,083)	1,274
Defined benefit retirement plans	2,478	546
Unrealized gain on available-for-sale securities	70	69
Other comprehensive (loss) income	(8,535)	1,889

Comprehensive income	2,072	15,198
Less: Comprehensive income attributable to noncontrolling interest	(259)	(783)
Comprehensive income attributable to Quaker Chemical Corporation	$1,813	$14,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value and share amounts)

	Unaudited
	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$64,338	$64,731
Accounts receivable, net	180,402	189,484
Inventories
Raw materials and supplies	37,453	37,961
Work-in-process and finished goods	39,723	39,747
Prepaid expenses and other current assets	18,282	19,595
Total current assets	340,198	351,518
Property, plant and equipment, at cost	224,361	234,516
Less accumulated depreciation	(142,496)	(148,753)
Net property, plant and equipment	81,865	85,763
Goodwill	75,169	77,933
Other intangible assets, net	67,153	70,408
Investments in associated companies	20,536	21,751
Deferred income taxes	21,770	24,411
Other assets	33,586	33,742
Total assets	$640,277	$665,526

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$401	$403
Accounts and other payables	71,718	78,977
Accrued compensation	11,954	19,853
Other current liabilities	24,711	25,668
Total current liabilities	108,784	124,901
Long-term debt	72,698	75,328
Deferred income taxes	7,558	8,584
Other non-current liabilities	86,108	91,578
Total liabilities	275,148	300,391
Commitments and contingencies (Note 14)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and
outstanding 2015 – 13,332,472 shares; 2014 – 13,300,891 shares	13,332	13,301
Capital in excess of par value	100,947	99,056
Retained earnings	305,902	299,524
Accumulated other comprehensive loss	(62,971)	(54,406)
Total Quaker shareholders’ equity	357,210	357,475
Noncontrolling interest	7,919	7,660
Total equity	365,129	365,135
Total liabilities and equity	$640,277	$665,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Unaudited
	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$10,607	$13,309
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,071	3,075
Amortization	1,627	813
Equity in undistributed earnings of associated companies, net of dividends	1,437	(927)
Deferred compensation and other, net	1,091	2,944
Stock-based compensation	1,685	1,388
Gain on disposal of property, plant and equipment	(21)	(48)
Insurance settlement realized	(115)	(337)
Pension and other postretirement benefits	10	(1,665)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	3,428	(13,387)
Inventories	(2,584)	(6,389)
Prepaid expenses and other current assets	(2,634)	(29)
Accounts payable and accrued liabilities	(9,516)	(544)
Net cash provided by (used in) operating activities	8,086	(1,797)

Cash flows from investing activities
Investments in property, plant and equipment	(2,414)	(3,057)
Payments related to acquisitions, net of cash acquired	528	—
Proceeds from disposition of assets	80	58
Insurance settlement interest earned	10	11
Change in restricted cash, net	105	326
Net cash used in investing activities	(1,691)	(2,662)

Cash flows from financing activities
Repayment of long-term debt	(1,327)	(232)
Dividends paid	(3,990)	(3,300)
Stock options exercised, other	(50)	(205)
Excess tax benefit related to stock option exercises	287	239
Net cash used in financing activities	(5,080)	(3,498)
Effect of exchange rate changes on cash	(1,708)	(85)
Net decrease in cash and cash equivalents	(393)	(8,042)
Cash and cash equivalents at beginning of period	64,731	68,492
Cash and cash equivalents at end of period	$64,338	$60,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission regulations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods.  The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

In 2003, the Venezuelan government suspended the free exchange of Bolivar Fuerte (“BsF”) for foreign currency and implemented certain foreign exchange controls that served to centralize the purchase and sale of foreign currency within the country.  As of December 31, 2014, there were three legally available exchange rates in Venezuela, the CADIVI (or the official rate, 6.3 BsF per U.S. Dollar), the SICAD I (approximately 12 BsF per U.S. Dollar) and the SICAD II (approximately 52 BsF per U.S. Dollar).  In the first quarter of 2015, the Company understands that the Venezuelan government announced changes to its exchange controls.  The Company understands that there continues to be three exchange mechanisms in Venezuela; however, they now consist of the CADIVI, a combined SICAD I and SICAD II auction mechanism (the “SICAD”) and a newly created, marginal currency system (the “SIMADI”).  The CADIVI exchange largely remains the same, except that the government further restricted what products qualify and can, therefore, legally be imported or traded under this exchange.  The government has yet to disclose who can access or trade on the newly formed combined SICAD market and no auctions have occurred since late 2014.  Finally, the newly created SIMADI is legally available to all parties, however, at significantly higher exchange rates than the CADIVI or SICAD.  As of March 31, 2015, the published rate for the SIMADI is approximately 193 BsF per U.S. Dollar.

The Company has a Venezuelan equity affiliate, Kelko Quaker Chemical, S.A. (“Kelko Venezuela”).  Venezuela’s economy has been considered hyper inflationary under U.S. GAAP since 2010, at which time Kelko Venezuela’s functional currency was changed to the U.S. Dollar.  Accordingly, all gains and losses resulting from the remeasurement of Kelko Venezuela’s monetary assets and liabilities to the CADIVI or other published exchange rates are required to be recorded directly to the Condensed Consolidated Statement of Income.  As of December 31, 2014, Kelko Venezuela had access to the CADIVI for imported goods, had not been invited to participate in any SICAD I auctions and had limited access to the SICAD II mechanism.  Accordingly, the Company measured its equity investment and other related assets with Kelko Venezuela at the CADIVI exchange rate at December 31, 2014.  In light of the first quarter of 2015 changes to Venezuela’s foreign exchange controls and the on-going economic challenges in Venezuela, the Company re-assessed Kelko Venezuela’s access to U.S. Dollars, the impact on the operations of Kelko Venezuela, and the impact on the Company’s equity investment and other related assets.  During the first quarter of 2015, the Company determined that the CADIVI was no longer available to Kelko Venezuela for import transactions and the government has yet to disclose who can access or trade on the newly formed combined SICAD mechanism and no auctions have occurred to date.  As a result, the Company revalued its equity investment in Kelko Venezuela and other related assets to the SIMADI exchange rate of approximately 193 BsF per U.S. Dollar as of March 31, 2015.  This resulted in a charge of approximately $2,806, or $0.21 per diluted share, recorded in the first quarter of 2015.  As of March 31, 2015, the Company’s equity investment in Kelko Venezuela was $137.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company.  Where the Company acts as the principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers.  Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods.  Third-party products transferred under arrangements resulting in net reporting totaled $11,865 and $10,573 for the three months ended March 31, 2015 and March 31, 2014, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 2 – Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an accounting standard update in April 2015 regarding the presentation of debt issuance costs on the balance sheet.  The update requires capitalized debt issuance costs be presented on the balance sheet as a reduction to debt, rather than recorded as a separate asset.  The amendments in this update are effective for annual and interim periods beginning after December 15, 2015 and should be applied on a retrospective basis for the periods presented.  Early adoption is permitted.  The Company is currently evaluating the effects of this guidance.

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

The following table presents information about the performance of the Company’s reportable operating segments for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended
	March 31,
	2015	2014
Net sales
North America	$83,002	$76,716
EMEA	43,185	49,189
Asia/Pacific	45,000	41,937
South America	10,143	13,832
Total net sales	$181,330	$181,674

Operating earnings, excluding indirect operating expenses
North America	$17,825	$15,711
EMEA	6,571	8,096
Asia/Pacific	10,434	9,918
South America	1,252	1,509
Total operating earnings, excluding indirect operating expenses	36,082	35,234
Indirect operating expenses	(16,591)	(15,048)
Amortization expense	(1,627)	(813)
Consolidated operating income	17,864	19,373
Other expense, net	(194)	(473)
Interest expense	(587)	(525)
Interest income	320	453
Consolidated income before taxes and equity in net income of associated companies	$17,403	$18,828

Inter-segment revenue for the three months ended March 31, 2015 and March 31, 2014 were $2,020 and $1,950 for North America, $4,779 and $5,326 for EMEA, $94 and $107 for Asia/Pacific and $9 and $0 for South America, respectively.  However, all inter-segment transactions have been eliminated from each reportable operating segment’s net sales and earnings for all periods presented.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 4 – Stock-Based Compensation

The Company recognized the following share-based compensation expense in selling, general and administrative expenses in its Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended
	March 31,
	2015	2014
Stock options	$185	$150
Nonvested stock awards and restricted stock units	752	556
Employee stock purchase plan	18	17
Non-elective and elective 401(k) matching contribution in stock	699	649
Director stock ownership plan	31	16
Total share-based compensation expense	$1,685	$1,388

As of March 31, 2015 and March 31, 2014, the Company recorded $287 and $239, respectively, of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheets, related to stock option exercises.  The Company’s estimated taxes payable were sufficient to fully recognize these benefits as cash inflows from financing activities in its Condensed Consolidated Statements of Cash Flows, which represented the Company’s estimate of cash savings through March 31, 2015 and March 31, 2014, respectively.

Stock option activity under all plans is as follows:

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price	Contractual
	Options	(per option)	Term (years)
Options outstanding at December 31, 2014	87,075	$59.09
Options granted	38,698	87.30
Options exercised	(5,335)	45.26
Options outstanding at March 31, 2015	120,438	$68.77	5.7
Options exercisable at March 31, 2015	46,549	$53.43	4.7

As of March 31, 2015, the total intrinsic value of options outstanding was approximately $2,022, and the total intrinsic value of exercisable options was $1,457.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at March 31, 2015 is as follows:

				Weighted	Weighted		Weighted
			Number	Average	Average	Number	Average
Range of			of Options	Contractual	Exercise Price	of Options	Exercise Price
Exercise Prices			Outstanding	Life (years)	(per option)	Exercisable	(per option)
$—	-	$10.00	—	—	$—	—	$—
$10.01	-	$20.00	2,367	1.8	18.82	2,367	18.82
$20.01	-	$30.00	—	—	—	—	—
$30.01	-	$40.00	14,408	3.9	38.08	14,408	38.08
$40.01	-	$50.00	2,192	4.2	46.21	1,462	46.21
$50.01	-	$60.00	26,462	4.9	58.26	16,694	58.26
$60.01	-	$70.00	—	—	—	—	—
$70.01	-	$80.00	36,311	5.9	73.47	11,618	73.47
$80.01	-	$90.00	38,698	6.9	87.30	—	—
			120,438	5.7	68.77	46,549	53.43

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

As of March 31, 2015, unrecognized compensation expense related to options granted during 2012 was $4, for options granted during 2013 was $198, for options granted during 2014 was $522 and for options granted in 2015 was $859.

During the first quarter of 2015, the Company granted stock options under its LTIP plan that are subject only to time vesting over a three-year period.  For the purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes option pricing model and the assumptions set forth in the table below:

2015
Number of options granted	38,698
Dividend Yield	1.55%
Expected Volatility	36.32%
Risk-free interest rate	1.22%
Expected term (years)	4.0

Approximately $27 of expense was recorded on these options during the first three months of 2015.  The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Activity of nonvested shares granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2014	124,450	$61.80
Granted	21,260	$86.54
Vested	(24,810)	$40.62
Forfeited	(2,619)	$59.89
Nonvested awards, March 31, 2015	118,281	$70.74

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of March 31, 2015, unrecognized compensation expense related to these awards was $5,146 to be recognized over a weighted average remaining period of 2.34 years.

Activity of nonvested restricted stock units granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Units	(per unit)
Nonvested awards, December 31, 2014	7,158	$61.03
Granted	1,450	$87.30
Vested	(2,100)	$38.13
Nonvested awards, March 31, 2015	6,508	$74.28

The fair value of the nonvested restricted stock units is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of March 31, 2015, unrecognized compensation expense related to these awards was $274 to be recognized over a weighted average remaining period of 2.17 years.

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

2013 Director Stock Ownership Plan

In 2013, the Company adopted the 2013 Director Stock Ownership Plan (the “Plan”), to encourage the Directors to increase their investment in the Company, which was approved at the Company’s May 2013 shareholders’ meeting.  The Plan authorizes the issuance of up to 75,000 shares of Quaker common stock in accordance with the terms of the Plan in payment of all or a portion of the annual cash retainer payable to each of the Company’s non-employee directors in 2013 and subsequent years during the term of the Plan.  Under the Plan, each director who, on May 1st of the applicable calendar year, owns less than 400% of the annual cash retainer for the applicable calendar year, divided by the average of the closing price of a share of Quaker Common Stock as reported by the composite tape of the New York Stock Exchange for the previous calendar year (the “Threshold Amount”), is required to receive 75% of the annual cash retainer in Quaker common stock and 25% of the retainer in cash, unless the director elects to receive a greater percentage of Quaker common stock (up to 100%) of the annual cash retainer for the applicable year.  Each director who owns more than the Threshold Amount may elect to receive common stock in payment of a percentage (up to 100%) of the annual cash retainer.  The annual retainer is $50 and the retainer payment date is June 1.

Note 5 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three months ended March 31, 2015 and March 31, 2014 are as follows:

	Three Months Ended March 31,
			Other
			Postretirement
	Pension Benefits		Benefits
	2015	2014	2015	2014
Service cost	$773	$734	$5	$8
Interest cost and other	1,262	1,542	50	54
Expected return on plan assets	(1,402)	(1,607)	—	—
Actuarial loss amortization	881	789	26	6
Prior service cost amortization	(26)	866	—	—
Net periodic benefit cost	$1,488	$2,324	$81	$68

During 2013, it was discovered that the Company’s subsidiary in the United Kingdom (“U.K.”) did not appropriately amend a trust for a legacy change in its pension scheme, as it related to a past retirement age equalization law.  Given the lack of an official deed to the pension trust, the effective date of the change to the Subsidiary’s pension scheme differed from the Company’s historical beliefs, but the extent of the potential exposure was not estimable.  In the first quarter of 2014, the Company recorded costs of $902, or $0.05 per diluted share, related to prior service cost and interest cost, to appropriately reflect the past plan amendment related to the retirement age equalization law.

Employer Contributions:

The Company previously disclosed in its financial statements for the year ended December 31, 2014, that it expected to make minimum cash contributions of $4,176 to its pension plans and $568 to its other postretirement benefit plan in 2015.  As of March 31, 2015, $1,280 and $237 of contributions have been made to the Company’s pension plans and its postretirement benefit plans, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 6 – Other expense, net

Other expense, net includes:

	Three Months Ended March 31,
	2015	2014
Income from third party license fees	$254	$298
Foreign exchange losses, net	(594)	(799)
Gain on fixed asset disposals, net	52	45
Non-income tax and other related refunds	69	—
Other non-operating income	72	38
Other non-operating expense	(47)	(55)
Total other expense, net	$(194)	$(473)

Note 7 – Income Taxes and Uncertain Income Tax Positions

The Company’s first quarter of 2015 effective tax rate was 30.8%, as compared to an effective tax rate of 34.8% for the first quarter of 2014.  The primary contributors to the decrease in the current quarter’s effective tax rate were lower changes in reserves related to uncertain tax positions in the first quarter of 2015 and certain one-time items that increased the first quarter of 2014’s effective tax rate.

As of March 31, 2015, the Company’s cumulative liability for gross unrecognized tax benefits was $11,092.  At December 31, 2014, the Company’s cumulative liability for gross unrecognized tax benefits was $11,845.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statements of Income.  The Company recognized ($218) for interest and $73 for penalties on its Condensed Consolidated Statement of Income for the three months ended March 31, 2015, and ($212) for interest and ($9) for penalties on its Condensed Consolidated Statement of Income during the three months ended March 31, 2014.  As of March 31, 2015, the Company had accrued $1,473 for cumulative interest and $1,722 for cumulative penalties, compared to $1,868 for cumulative interest and $1,845 for cumulative penalties accrued at December 31, 2014.

During the three months ended March 31, 2015 and March 31, 2014, the Company recognized decreases of approximately $741 and $1,075, respectively, in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.

The Company estimates that during the year ending December 31, 2015 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1,800 to $1,900 due to the expiration of the statute of limitations with regard to certain tax positions.  This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ending December 31, 2015.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions.  Tax years that remain subject to examination by major tax jurisdictions include Brazil from 2000, Italy from 2007, the Netherlands and the United Kingdom from 2009, Spain and China from 2010, the United States from 2011, and various domestic state tax jurisdictions from 1993.

During 2012, the Italian tax authorities initiated a transfer pricing audit of the Company’s Italian subsidiary relating to the tax years 2007, 2008, 2009 and 2010, but has only formally assessed the tax years 2007, 2008 and 2009.  The Company is pursuing its administrative remedies to appeal these assessments.   There have been no significant developments during the first quarter of 2015 related to these tax assessments.  With respect to the Italian income tax assessment for 2007, the Company has established a reserve for uncertain tax positions and does not expect a material difference from this reserve as of March 31, 2015.  Related to the assessments for 2008 and 2009, the Company and outside counsel believe it should prevail on the merits of each case.  Therefore, the Company does not believe it has exposure warranting an uncertain tax position reserve as of March 31, 2015.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 8 – Earnings Per Share

The following table summarizes earnings per share calculations for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended
	March 31,
	2015	2014
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$10,378	$12,730
Less: income allocated to participating securities	(96)	(112)
Net income available to common shareholders	$10,282	$12,618
Basic weighted average common shares outstanding	13,188,761	13,091,503
Basic earnings per common share	$0.78	$0.96

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$10,378	$12,730
Less: income allocated to participating securities	(96)	(112)
Net income available to common shareholders	$10,282	$12,618
Basic weighted average common shares outstanding	13,188,761	13,091,503
Effect of dilutive securities	19,896	19,649
Diluted weighted average common shares outstanding	13,208,657	13,111,152
Diluted earnings per common share	$0.78	$0.96

The following aggregate numbers of stock options and restricted stock units are not included in the diluted earnings per share calculation since the effect would have been anti-dilutive: 4,497 and 2,824 for the three months ended March 31, 2015 and March 31, 2014, respectively.

Note 9 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows and the Company has recorded no impairment charges in the past:

	North			South
	America	EMEA	Asia/Pacific	America	Total
Balance as of December 31, 2014	$42,677	$16,050	$16,006	$3,200	$77,933
Goodwill additions (reductions)	—	(528)	—	—	(528)
Currency translation adjustments	(63)	(1,583)	(55)	(535)	(2,236)
Balance as of March 31, 2015	$42,614	$13,939	$15,951	$2,665	$75,169

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2015 and December 31, 2014 were as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2015	2014	2015	2014
Customer lists and rights to sell	$62,165	$63,502	$13,521	$12,681
Trademarks and patents	18,435	18,944	4,407	4,066
Formulations and product technology	5,808	5,808	3,942	3,896
Other	6,620	6,647	5,105	4,950
Total definite-lived intangible assets	$93,028	$94,901	$26,975	$25,593

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The Company recorded $1,627 and $813 of amortization expense in the three months ended March 31, 2015 and March 31, 2014, respectively.  Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2015	$6,507
For the year ended December 31, 2016	6,052
For the year ended December 31, 2017	5,615
For the year ended December 31, 2018	5,394
For the year ended December 31, 2019	5,315
For the year ended December 31, 2020	5,068

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at March 31, 2015 and December 31, 2014.

Note 10 – Debt

The Company’s primary credit line is a $300,000 syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which matures in June 2018.  The maximum amount available under this facility can be increased to $400,000 at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Access to this facility is dependent on meeting certain financial, acquisition and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  At March 31, 2015 and December 31, 2014, the consolidated leverage ratio was below 1.0 to 1 and the Company was also in compliance with all of the facilities’ other covenants.  At March 31, 2015 and December 31, 2014, the Company had approximately $55,893 and $58,421 outstanding under this facility.

Note 11 – Equity and Noncontrolling Interest

The following table presents the changes in equity and noncontrolling interest, net of tax, for the three months ended March 31, 2015 and March 31, 2014:

				Accumulated
		Capital in		other
	Common	excess of	Retained	comprehensive	Noncontrolling
	stock	par value	earnings	loss	interest	Total
Balance at December 31, 2014	$13,301	$99,056	$299,524	$(54,406)	$7,660	$365,135
Net income	—	—	10,378	—	229	10,607
Amounts reported in other comprehensive
(loss) income	—	—	—	(8,565)	30	(8,535)
Dividends ($0.30 per share)	—	—	(4,000)	—	—	(4,000)
Share issuance and equity-based compensation
plans	31	1,604	—	—	—	1,635
Excess tax benefit from stock option exercises	—	287	—	—	—	287
Balance at March 31, 2015	$13,332	$100,947	$305,902	$(62,971)	$7,919	$365,129

Balance at December 31, 2013	$13,196	$99,038	$258,285	$(34,700)	$8,877	$344,696
Net income	—	—	12,730	—	579	13,309
Amounts reported in other comprehensive
income	—	—	—	1,685	204	1,889
Dividends ($0.25 per share)	—	—	(3,308)	—	—	(3,308)
Share issuance and equity-based compensation
plans	31	1,152	—	—	—	1,183
Excess tax benefit from stock option exercises	—	239	—	—	—	239
Balance at March 31, 2014	$13,227	$100,429	$267,707	$(33,015)	$9,660	$358,008

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The following tables show the reclassifications from and resulting balances of accumulated other comprehensive loss (“AOCI”) at March 31, 2015 and March 31, 2014:

			Unrealized
	Currency	Defined	gain (loss) in
	translation	benefit	available-for-
	adjustments	pension plans	sale securities	Total
Balance at December 31, 2014	$(14,312)	$(41,551)	$1,457	$(54,406)
Other comprehensive (loss) income before
reclassifications	(11,113)	2,498	270	(8,345)
Amounts reclassified from AOCI	—	881	(164)	717
Current period other comprehensive (loss) income	(11,113)	3,379	106	(7,628)
Related tax amounts	—	(901)	(36)	(937)
Net current period other comprehensive (loss) income	(11,113)	2,478	70	(8,565)
Balance at March 31, 2015	$(25,425)	$(39,073)	$1,527	$(62,971)

Balance at December 31, 2013	$1,152	$(37,433)	$1,581	$(34,700)
Other comprehensive income before
reclassifications	1,070	25	663	1,758
Amounts reclassified from AOCI	—	769	(558)	211
Current period other comprehensive income	1,070	794	105	1,969
Related tax amounts	—	(248)	(36)	(284)
Net current period other comprehensive income	1,070	546	69	1,685
Balance at March 31, 2014	$2,222	$(36,887)	$1,650	$(33,015)

Approximately 30% and 70% of the amounts reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income for defined benefit retirement plans during the first quarters of 2015 and 2014 were recorded in cost of goods sold and selling, general and administrative expenses, respectively.  See Note 5 of Notes to Condensed Consolidated Financial Statements for further information.  All reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the Company’s equity interest in a captive insurance company and are recorded in equity in net income of associated companies.  The amounts reported in other comprehensive income for non-controlling interest are related to currency translation adjustments.

Note 12 – Business Acquisitions

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

In November 2014, the Company acquired Binol AB (“Binol”), a leading bio-lubricants producer primarily serving the Nordic region for its EMEA reportable operating segment for approximately 136,500 SEK, or approximately $18,536, which is net of 4,400 SEK, or approximately $528, received by the Company as part of a post-closing adjustment in the first quarter of 2015.  The post-closing adjustment recorded in the first quarter of 2015 adjusted the acquisition’s goodwill.  This acquisition provides a strategic opportunity for Quaker to leverage Binol's environmentally friendly technology and customer-aligned products, including neat oil technology for metalworking applications and biodegradable hydraulic oils, across the Company’s global footprint.  The Company allocated the purchase price to $11,805 of intangible assets, comprised of trademarks and formulations, to be amortized over 15 years; a non-competition agreement, to be amortized over 5 years; and customer relationships, to be amortized over 14 years.  In addition, the Company recorded $5,602 of goodwill, net of the $528 post-closing adjustment mentioned above, related to expected value outside its other acquired assets, all of which will not be tax deductible.

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

The results of operations of the acquired businesses and assets are included in the consolidated statements of income from their respective acquisition dates.  Transaction expenses associated with these acquisitions are included in selling, general and administrative expenses in the Company’s consolidated statements of income.  Certain pro forma and other information is not presented, as the operations of the acquired businesses are not material to the overall operations of the Company for the periods presented.

As of March 31, 2015, the allocations of the purchase price for all of the Company’s 2014 acquisitions have not been finalized.  Further adjustments may be necessary as a result of the Company’s assessment of additional information related to the fair values of assets acquired and liabilities assumed.

Note 13 – Fair Value Measurements

The Company values its company-owned life insurance policies and various deferred compensation assets and liabilities at fair value.  The Company’s assets and liabilities subject to fair value measurement are as follows:

		Fair Value Measurements at March 31, 2015
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,378	$—	$1,378	$—
Company-owned life insurance - Deferred compensation assets	238	—	238	—
Other deferred compensation assets
Large capitalization registered investment companies	62	62	—	—
Mid capitalization registered investment companies	7	7	—	—
Small capitalization registered investment companies	14	14	—	—
International developed and emerging markets registered
investment companies	36	36	—	—
Fixed income registered investment companies	6	6	—	—
Total	$1,741	$125	$1,616	$—

		Fair Value Measurements at March 31, 2015
	Total	Using Fair Value Hierarchy
Liabilities	Fair Value	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$371	$371	$—	$—
Mid capitalization registered investment companies	103	103	—	—
Small capitalization registered investment companies	88	88	—	—
International developed and emerging markets registered
investment companies	172	172	—	—
Fixed income registered investment companies	37	37	—	—
Fixed general account	148	—	148	—
Total	$919	$771	$148	$—

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

		Fair Value Measurements at December 31, 2014
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,361	$—	$1,361	$—
Company-owned life insurance - Deferred compensation assets	310	—	310	—
Other deferred compensation assets
Large capitalization registered investment companies	71	71	—	—
Mid capitalization registered investment companies	7	7	—	—
Small capitalization registered investment companies	13	13	—	—
International developed and emerging markets registered
investment companies	37	37	—	—
Fixed income registered investment companies	6	6	—	—
Total	$1,805	$134	$1,671	$—

		Fair Value Measurements at December 31, 2014
	Total	Using Fair Value Hierarchy
Liabilities	Fair Value	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$404	$404	$—	$—
Mid capitalization registered investment companies	108	108	—	—
Small capitalization registered investment companies	90	90	—	—
International developed and emerging markets registered
investment companies	179	179	—	—
Fixed income registered investment companies	40	40	—	—
Fixed general account	160	—	160	—
Total	$981	$821	$160	$—

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms.  The fair values of other deferred compensation assets and liabilities are based on quoted prices in active markets.  The Company did not hold Level 3 investments as of March 31, 2015 or December 31, 2014, respectively, so related disclosures have not been included.

Note 14 – Commitments and Contingencies

In 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary.  In voluntary coordination with the Santa Ana California Regional Water Quality Board (“SACRWQB”), ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”).  In 2004, the Orange County Water District (“OCWD”) filed a civil complaint against ACP and other parties seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater.  Pursuant to the settlement agreement with OCWD, ACP agreed, among other things, to operate the two groundwater treatment systems to hydraulically contain groundwater contamination emanating from ACP’s site until the concentrations of PERC released by ACP fell below the current Federal maximum contaminant level for four consecutive quarterly sampling events.  In February 2014, ACP, OCWD and SACRWQB, ceased operation at one of its two groundwater treatment systems, as it had met the above condition for closure.  Based on the most recent modeling, it is estimated that the remaining system will operate for another nine months to two years and nine months.

As of March 31, 2015, the Company believes that the range of potential-known liabilities associated with the balance of the ACP water remediation program is approximately $280 to $890, for which the Company has sufficient reserves.  The low and high ends of the range are based on the length of operation of the treatment system as determined by groundwater modeling.  Costs of operation include the operation and maintenance of the extraction well, groundwater monitoring and program management.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.  Approximately $149 and $173 was accrued at March 31, 2015 and December 31, 2014, respectively, to provide for such anticipated future environmental assessments and remediation costs.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos.  The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds received from insurance settlements.  To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary.  Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is less than $3,800 (excluding costs of defense).  Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary.  These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies.  A significant portion of this primary insurance coverage was provided by an insurer that is insolvent, and the other primary insurers asserted that the aggregate limits of their policies have been exhausted.  The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary.  In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in 2005 and 2007 for $15,000 and $20,000, respectively.  The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation.  In 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier is paying 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims.  The agreement continues until terminated and can only be terminated by either party by providing a minimum of two years prior written notice.  As of March 31, 2015, no notice of termination has been given under this agreement.  At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits.  The Company believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers.  Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

Since its inception, the subsidiary had been consistent in its VAT collection and remittance practices and had never been contacted by any tax authority relative to VAT.  The subsidiary later determined that for certain products, a portion of the VAT was incorrectly paid and that the total VAT due exceeds the amount originally collected and remitted by the subsidiary.  In response, the subsidiary modified its VAT invoicing and payment procedures to eliminate or mitigate future exposure.  In 2010, three jurisdictions contacted the subsidiary and, since then, the subsidiary has either participated in an amnesty program or entered into a settlement whereby it paid a reduced portion of the amounts owed in resolution of those jurisdictions’ claims, and no related accruals exist as of March 31, 2015 or December 31, 2014.  In late 2013, an additional jurisdiction issued an assessment against the subsidiary for certain tax years leading to a net charge of $796, which represented the Company’s best estimate of the amount that ultimately may be paid.  The subsidiary has filed an appeal of the assessment alleging certain errors by such jurisdiction related to the assessment.

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

The charges taken by the Company in 2013 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $3,400 with one jurisdiction representing approximately 80 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

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

The Company had stable performance in the first quarter of 2015, despite a significant negative impact from foreign currency exchange.  Net sales were generally consistent year-over-year, as product volume gains were offset by the negative effects of foreign currency exchange rate translation.  The Company’s gross profit increased 2% as a result of an increase in gross margin to 36.6% from 35.8% in the first quarter of 2014 on the higher volumes, noted above.  Selling, general and administrative expenses (“SG&A”) increased $2.7 million compared to the first quarter of 2014, due to several factors that include additional costs acquired with the Company’s prior year acquisitions and higher labor-related costs, net of the effects of foreign currency exchange rate translation.  Overall, the impacts related to foreign exchange and increases in SG&A during the first quarter of 2015 were the key contributors to a decline of $1.5 million in operating income compared to the first quarter of 2014.  In addition, the Company’s first quarter of 2015 performance was impacted by other items, including a currency charge of $2.8 million related to the Company’s Venezuelan affiliate and a lower effective tax rate, which are further discussed in the Company’s Consolidated Operations Review section, of this Item, below.

From a regional business perspective, the Company’s performance in the first quarter of 2015 was highlighted by higher product volumes in each of its three largest regions which offset a decline in its smallest region, South America, as well as the negative impacts of foreign currency exchange over all four regions.  The strengthening U.S. Dollar has put pressure on North America’s product volumes, as domestic imports of end-user products have become cheaper.  Despite this challenge, North America was able to maintain higher sales levels and increased operating earnings in the first quarter of 2015, on improved margins and, also, contributions from the Company’s 2014 acquisition of ECLI Products, LLC.  The Company’s EMEA segment experienced the most significant impacts from foreign currency exchange in the current quarter, which was driven by the continual decline in the value of the Euro.  However, the overall impacts from foreign currency exchange on EMEA’s results were partially offset by improvements in price and product mix and higher sales volumes, including contributions from the Company’s 2014 acquisition of Binol AB.  Related to Asia/Pacific, the first quarter of 2015 performance was highlighted by further market share gains and increases in base product volume levels, due to higher end-user production on increased export levels.  Overall, these increased volume levels at the Company’s three largest regions were partially offset by higher manufacturing costs and other labor-related costs.  South America had lower labor-related costs as a result of the segment’s performance and the positive effects of the cost streamlining initiatives taken in this segment during 2013 and 2014.  See the Reportable Operating Segment Review of this Item, below.

The net result was earnings per diluted share of $0.78 for the first quarter of 2015 compared to $0.96 for the first quarter of 2014, with non-GAAP earnings per diluted share of $0.94 for the first quarter of 2015 compared to $0.95 for the first quarter of 2014.  The key driver in the decrease in reported earnings per diluted share compared to the first quarter of 2014 was the currency charge at the Company’s Venezuelan affiliate, which is noted above and further discussed in the Company’s Consolidated Operations Review section, of this Item, below.  The Company’s operating income decreased to $17.9 million from $19.4 million in the first quarter of 2014, which resulted in adjusted EBITDA of $23.2 million in the first quarter of 2015 compared to $23.7 million in the first quarter of 2014.  See the Non-GAAP Measures section of this Item, below.

The Company’s consistent operating performance, coupled with better working capital management, drove strong operating cash flows of $8.1 million in the first quarter of 2015, an increase of $9.9 million from operating cash outflows of $1.8 million in the first quarter of 2014.  Specifically, the primary changes to the Company’s working capital were higher cash inflows from accounts receivable and inventory, partially offset by cash outflows from accounts payable and accrued liabilities which are further discussed in the Company’s Liquidity and Capital Resources section in this Item, below.

Overall, the Company is pleased with its results for the first quarter of 2015, in spite of a difficult global market with lower oil prices and significant foreign exchange headwinds as a result of a strong U.S. Dollar.  Despite these extreme changes to the Company’s environment and related impacts to the dynamics of its customers’ markets, the Company was able to maintain its sales levels and earnings as a result of continued market share gains and the positive impact from recent acquisitions.  Looking forward, the Company expects a challenging, but stable, market environment in many of the countries in which it operates, along with a continued strong U.S. Dollar.  However, the Company remains committed to its strategy and believes its ability to increase market share and leverage its acquisitions will more than offset these market and exchange rate challenges.  The Company’s solid cash flow and balance sheet continue to be a strength that will allow it to continue to pursue key strategic initiatives and future acquisitions, which it believes will add significant shareholder value.  Overall, the Company remains confident in its future and expects 2015 to be another good year with increased earnings for a sixth consecutive year.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents decreased to $64.3 million at March 31, 2015 from $64.7 million at December 31, 2014.  The $0.4 million decrease was the result of $8.1 million of cash provided by operating activities offset by $1.7 million of cash used in investing activities, $5.1 million of cash used in financing activities and a $1.7 million negative impact due to the effect of exchange rates on cash.

Net cash flows provided by operating activities were $8.1 million in the first quarter of 2015 compared to a cash outflow of $1.8 million in the first quarter of 2014.  The Company’s $9.9 million increase in cash flows from operating activities primarily relates to lower cash invested in the Company’s working capital in the current quarter, on generally consistent operating performance.  The working capital improvement is a result of continued accounts receivable collection efforts in the current quarter, overall timing of sales as compared to the first quarter of 2014 and more stable inventory levels as compared to the first quarter of 2014 when the Company reestablished inventory safety stock levels that were low at year-end 2013.  Partially offsetting these increases in operating cash flows was an increase in cash outflows due to the timing of payments related to the Company’s trade accounts payable and accrued liabilities in the current quarter.

Net cash flows used in investing activities decreased from $2.7 million in the first quarter of 2014 to $1.7 million in the first quarter of 2015.  The $1.0 million decrease of cash used in investing activities was due to lower property, plant and equipment expenditures, which primarily related to lower spending on information technology development and other related initiatives primarily in the Company’s EMEA segment.  In addition, the Company’s net cash used in its current quarter investing activities decreased by $0.5 million in the current quarter from a post-closing adjustment related to its 2014 acquisition of Binol AB.

Net cash flows used in financing activities were $5.1 million in the first quarter of 2015 compared to $3.5 million in the first quarter of 2014.  The $1.6 million increase in cash used for financing activities was primarily the result of $1.1 million more of debt repayments during the first quarter of 2015, as the Company had no borrowings on its revolving credit line as of December 31, 2013 to repay in the first quarter of 2014.  In addition, the Company had higher dividend payments in the first quarter of 2015 as compared to the first quarter of 2014, due to higher shares outstanding and the Company’s prior year increase in its dividends declared per share.

The Company’s primary credit line is a $300.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions.  The facility matures in June 2018.  The maximum amount available under this facility can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under this facility generally bear interest at either a base rate or LIBOR rate plus a margin.  At March 31, 2015 and December 31, 2014, the Company had $55.9 million and $58.4 million outstanding on this credit line, respectively.  Access to this facility is dependent on meeting certain financial, acquisition and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  As of March 31, 2015 and December 31, 2014, the consolidated leverage ratio was below 1.0 to 1 and the Company was also in compliance with all of the facility’s other covenants.

At March 31, 2015, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $14.3 million.  The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability.  However, should the entire liability be paid, the amount of the payment may be reduced by up to $9.9 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements, including, but not limited to, pension plan contributions, payments of dividends to shareholders, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

Non-GAAP Measures

Included in this Form 10-Q filing are non-GAAP (unaudited) financial measures of non-GAAP earnings per diluted share and adjusted EBITDA.  The Company believes these non-GAAP financial measures provide meaningful supplemental information as they enhance a reader’s understanding of the financial performance of the Company, are more indicative of future operating performance of the Company, and facilitate a better comparison among fiscal periods, as the non-GAAP measures exclude items that are not considered core to the Company’s operations.  These non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.

The following is a reconciliation between the non-GAAP (unaudited) financial measure of non-GAAP earnings per diluted share to its most directly comparable GAAP (unaudited) financial measure:

	Three Months Ended
	March 31,
	2015	2014
GAAP earnings per diluted share attributable to Quaker Chemical Corporation common shareholders	$0.78	$0.96
Equity income in a captive insurance company per diluted share	(0.06)	(0.06)
U.K. pension plan amendment per diluted share	—	0.05
Cost streamlining initiative per diluted share	0.01	—
Currency conversion impact of the Venezuelan Bolivar Fuerte per diluted share	0.21	—
Non-GAAP earnings per diluted share	$0.94	$0.95

The following is a reconciliation between the non-GAAP (unaudited) financial measure of adjusted EBITDA to its most directly comparable GAAP (unaudited) financial measure:

	Three Months Ended
	March 31,
	2015	2014
Net income attributable to Quaker Chemical Corporation	$10,378	$12,730
Depreciation and amortization	4,698	3,888
Interest expense	587	525
Taxes on income before equity in net income of associated companies	5,359	6,546
Equity income in a captive insurance company	(795)	(846)
U.K. pension plan amendment	—	902
Cost streamlining initiative	173	—
Currency conversion impact of the Venezuelan Bolivar Fuerte	2,806	—
Adjusted EBITDA	$23,206	$23,745

Operations

Consolidated Operations Review – Comparison of the First Quarter of 2015 with the First Quarter of 2014

Net sales for the first quarter of 2015 of $181.3 million decreased less than 1% from net sales of $181.7 million in the first quarter of 2014.  Foreign currency exchange rate translation negatively impacted net sales by $12.1 million, or 7%, compared to the first quarter of 2014.  The impact of foreign currency exchange offset 7% of product volume growth, including $10.4 million, or 6%, of sales attributable to the Company’s 2014 acquisitions.  The effect on consolidated net sales related to price and product mix was generally consistent in the first quarter of 2015 compared to the first quarter of 2014.

Gross profit increased $1.2 million, or 2%, from the first quarter of 2014.  The increase in gross profit was driven by an increase in gross margins to 36.6% for the first quarter of 2015 compared to 35.8% for the first quarter of 2014 on the higher product volume levels, noted above.

SG&A increased approximately $2.7 million compared to the first quarter of 2014, which was driven by the net impact of several factors.  Specifically, SG&A increased due to additional costs acquired with the Company’s 2014 acquisitions, higher labor-related costs, $0.2 million, or $0.01 per diluted share, related to a cost streamlining initiative in South America in the first quarter of 2015 and a $0.2 million, or $0.01 per diluted share, first quarter of 2015 charge related to events at the Company’s Venezuelan affiliate.  See Note 1 of Notes to Condensed Consolidated Financial Statements.  These SG&A increases were partially offset by $0.9 million, or $0.05 per diluted share, of a prior year cost related to an amendment to the Company’s pension plan in the U.K. and decreases from foreign currency exchange rate translation.

Other expense was approximately $0.2 million in the first quarter of 2015 compared to $0.5 million in the first quarter of 2014.  In both quarters, the Company’s other expense was primarily driven by foreign exchange transactional losses, with a lower net loss in the current quarter affecting the total year-over-year comparison.

Interest expense increased $0.1 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to higher average borrowings outstanding in the current quarter to fund the Company’s recent acquisition activity.  Interest income decreased $0.1 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to interest received on a non-income tax credit in the first quarter of 2014.

The Company’s effective tax rates for the first quarters of 2015 and 2014 were 30.8% and 34.8%, respectively.  The primary contributors to the decrease in the current quarter’s effective tax rate were lower changes in reserves related to uncertain tax positions in the first quarter of 2015 and certain one-time items that increased the 2014 first quarter’s effective tax rate.  The Company continues to enjoy a net reduction to its effective tax rate arising from lower tax rates in foreign jurisdictions.  Also, the Company has experienced and expects to further experience volatility in its effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, among other factors.  Finally, the Company estimates its full year 2015 effective tax rate will approximate 30%.

Equity in net income of associated companies (“equity income”) decreased by $2.5 million in the first quarter of 2015 compared to the first quarter of 2014.  In the first quarter of 2015, the Company recorded a currency related charge of $2.6 million, or $0.20 per diluted share, at the Company’s Venezuelan affiliate.  See Note 1 of Notes to Condensed Consolidated Financial Statements.  Outside of this charge, the primary component of equity income is the Company’s interest in a captive insurance company.  Earnings attributable to this equity interest were $0.8 million, or $0.06 per diluted share, in both the first quarter of 2015 and the first quarter of 2014.

The $0.4 million decrease in net income attributable to noncontrolling interest in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to the Company’s second quarter of 2014 acquisition of the noncontrolling interest in its Australian affiliate.

Changes in foreign exchange rates negatively impacted the first quarter of 2015 net income by approximately $1.1 million, or $0.08 per diluted share.

Reportable Operating Segment Review – Comparison of the First Quarter of 2015 with the First Quarter of 2014

The Company offers its industrial process fluids, chemical specialties and technical expertise to a wide range of industries in a global product portfolio throughout its four segments: (i) North America, (ii) Europe, Middle East and Africa (“EMEA”), (iii) Asia/Pacific and (iv) South America.

North America

North America represented approximately 46% of the Company’s consolidated net sales in the first quarter of 2015, which increased $6.3 million, or 8%, compared to the first quarter of 2014.  The increase in net sales was generally attributable to higher product volumes, including acquisitions, of 11%, partially offset by a decrease in price and product mix of 1% and a decrease from foreign currency exchange rate translation of approximately 2%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Mexican Peso to U.S. Dollar exchange rate, which averaged 0.07 in the first quarter of 2015 compared to an average of 0.08 in the first quarter of 2014.  This reportable segment’s operating earnings, excluding indirect expenses, increased $2.1 million, or 13%, compared to the first quarter of 2014.  The first quarter of 2015 increase was mainly driven by higher gross profit on the increase in net sales, noted above, and an increase in gross margin on a change in price and product mix, partially offset by higher labor-related costs on improved segment performance and SG&A from its 2014 acquisition activity.

EMEA

EMEA represented approximately 24% of the Company’s consolidated net sales in the first quarter of 2015, which decreased $6.0 million, or 12%, compared to the first quarter of 2014.  The decrease in net sales was primarily due to a decrease from foreign currency exchange rate translation of 17%, partially offset by higher product volumes, including acquisitions, of 3% and an increase in price and product mix of 2%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Euro to U.S. Dollar exchange rate, which averaged 1.13 in the first quarter of 2015 compared to an average of 1.37 in the first quarter of 2014.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $1.5 million, or 19%, compared to the first quarter of 2014.  The first quarter of 2015 decrease was mainly driven by lower gross profit on the decrease in net sales, noted above, and a decrease in gross margin on a change in price and product mix.  In addition, EMEA experienced lower overall labor-related costs on the segment’s performance and the decrease in the Euro to U.S. Dollar exchange rate, partially offset by SG&A from its 2014 acquisition activity.

Asia/Pacific

Asia/Pacific represented approximately 25% of the Company’s net sales in the first quarter of 2015, which increased $3.1 million, or 7%, compared to the first quarter of 2014.  The increase in net sales was primarily due to higher product volumes of 12%, partially offset by a decrease due to price and product mix of 3% and a decrease from foreign currency exchange rate translation of approximately 2%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Australian Dollar to U.S. Dollar exchange rate, which averaged 0.79 in the first quarter of 2015 compared to 0.90 in the first quarter of 2014.  This reportable segment’s operating earnings, excluding indirect expenses, increased $0.5 million, or 5%, compared to the first quarter of 2014.  The first quarter of 2015 increase was mainly driven by higher gross profit on the increase in net sales, noted above, and an increase in gross margin on a change in price and product mix, partially offset by higher labor-related costs on improved segment performance.

South America

South America represented approximately 5% of the Company’s net sales in the first quarter of 2015, which decreased $3.7 million, or 27%, compared to the first quarter of 2014.  The decrease in net sales was generally attributable to lower product volumes of 15% and a decrease from foreign currency exchange rate translation of 15%, partially offset by an increase in price and product mix of 3%.  The foreign currency exchange rate translation impact was primarily due to a decrease in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates, which averaged 0.35 and 0.12 in the first quarter of 2015 compared to 0.42 and 0.13 in the first quarter of 2014, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $0.3 million, or 17%, compared to the first quarter of 2014.  The first quarter of 2015 decrease was mainly driven by lower gross profit on the decrease in net sales, noted above, partially offset by an increase in gross margin on a change in price and product mix and lower labor-related costs.  The decrease in labor-related costs are due to the segment’s lower performance, the positive effects from the cost streamlining initiatives taken in 2013 and 2014 and the effect of foreign currency exchange rate translation.

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

Such statements include information relating to such matters as current and future business activities, operational matters, capital spending and financing sources.  From time to time, forward-looking statements are also included in Quaker’s other periodic reports on Forms 10-K, 10-Q and 8-K, as well as in press releases and other materials released to, or statements made to, the public.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in Quaker’s subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  These forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control.  A major risk is that demand for the Company’s products and services is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production shutdowns.  Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, worldwide economic and political conditions, foreign currency fluctuations, terrorist attacks and other acts of violence.  Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers.  These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed could also adversely affect us.  Therefore, we caution you not to place undue reliance on our forward-looking statements.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We have evaluated the information required under this item that was disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, and we believe there has been no material change to that information.

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

Changes in internal control over financial reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended March 31, 2015.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report:

			(c)	(d)
			Total Number of	Maximum
			Shares Purchased as	Number of Shares that
	(a)	(b)	Part of	May Yet
	Total Number	Average	Publicly Announced	Be Purchased Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased (1)	Per Share (2)	or Programs (3)	Programs (3)
January 1 - January 31	—	$—	—	252,600
February 1 - February 28	—	$—	—	252,600
March 1 - March 31	6,230	$80.24	—	252,600

Total	6,230	$80.24	—	252,600

(1)     All of the 6,230 shares acquired by the Company during the period covered by this report were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options exercised, for the payment of taxes upon exercise of employee stock options or for the vesting of restricted stock.

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

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Margaret M. Loebl
Date: April 29, 2015	Margaret M. Loebl, Vice President, Chief Financial Officer and Treasurer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)