Form 10-Q
period 2015-06-30
QUAKER CHEMICAL CORP
filed 2015-07-30
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on June 30, 2015	13,336,918

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.                        Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$183,726	$191,286	$365,056	$372,960
Cost of goods sold	113,109	123,070	228,111	239,630
Gross profit	70,617	68,216	136,945	133,330
Selling, general and administrative expenses	49,172	47,271	97,636	93,012
Operating income	21,445	20,945	39,309	40,318
Other (expense) income, net	(88)	117	(282)	(356)
Interest expense	(607)	(581)	(1,194)	(1,106)
Interest income	375	895	695	1,348
Income before taxes and equity in net income of associated
companies	21,125	21,376	38,528	40,204
Taxes on income before equity in net income of associated
companies	5,724	6,538	11,083	13,084
Income before equity in net income of associated companies	15,401	14,838	27,445	27,120
Equity in net income (loss) of associated companies	11	1,104	(1,426)	2,131
Net income	15,412	15,942	26,019	29,251
Less: Net income attributable to noncontrolling interest	374	515	603	1,094
Net income attributable to Quaker Chemical Corporation	$15,038	$15,427	$25,416	$28,157
Per share data:
Net income attributable to Quaker Chemical Corporation
Common Shareholders – basic	$1.13	$1.17	$1.91	$2.13
Net income attributable to Quaker Chemical Corporation
Common Shareholders – diluted	$1.13	$1.16	$1.90	$2.13
Dividends declared	$0.32	$0.30	$0.62	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$15,412	$15,942	$26,019	$29,251

Other comprehensive income (loss), net of tax
Currency translation adjustments	2,468	981	(8,615)	2,255
Defined benefit retirement plans	(51)	613	2,427	1,159
Unrealized gain on available-for-sale securities	(341)	(171)	(271)	(102)
Other comprehensive income (loss)	2,076	1,423	(6,459)	3,312

Comprehensive income	17,488	17,365	19,560	32,563
Less: Comprehensive income attributable to noncontrolling
interest	(250)	(510)	(509)	(1,293)
Comprehensive income attributable to Quaker Chemical
Corporation	$17,238	$16,855	$19,051	$31,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value and share amounts)

	Unaudited
	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$65,784	$64,731
Accounts receivable, net	187,415	189,484
Inventories
Raw materials and supplies	38,050	37,961
Work-in-process and finished goods	38,991	39,747
Prepaid expenses and other current assets	20,614	19,595
Total current assets	350,854	351,518
Property, plant and equipment, at cost	228,741	234,516
Less accumulated depreciation	(147,371)	(148,753)
Net property, plant and equipment	81,370	85,763
Goodwill	76,017	77,933
Other intangible assets, net	66,034	70,408
Investments in associated companies	20,078	21,751
Deferred income taxes	20,740	24,411
Other assets	32,971	33,742
Total assets	$648,064	$665,526

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$397	$403
Accounts and other payables	74,762	78,977
Accrued compensation	13,784	19,853
Other current liabilities	24,997	25,668
Total current liabilities	113,940	124,901
Long-term debt	61,694	75,328
Deferred income taxes	7,454	8,584
Other non-current liabilities	86,450	91,578
Total liabilities	269,538	300,391
Commitments and contingencies (Note 14)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and
outstanding 2015 – 13,336,918 shares; 2014 – 13,300,891 shares	13,337	13,301
Capital in excess of par value	103,082	99,056
Retained earnings	315,060	299,524
Accumulated other comprehensive loss	(60,771)	(54,406)
Total Quaker shareholders’ equity	370,708	357,475
Noncontrolling interest	7,818	7,660
Total equity	378,526	365,135
Total liabilities and equity	$648,064	$665,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Unaudited
	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income	$26,019	$29,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,117	6,084
Amortization	3,247	1,628
Equity in undistributed earnings of associated companies, net of dividends	1,487	(1,931)
Deferred compensation and other, net	1,325	3,340
Stock-based compensation	3,169	2,732
Gain on disposal of property, plant and equipment and other assets	(69)	(97)
Insurance settlement realized	(301)	(980)
Pension and other postretirement benefits	1,019	(926)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(2,344)	(20,563)
Inventories	(1,993)	(7,568)
Prepaid expenses and other current assets	(4,057)	1,157
Accounts payable and accrued liabilities	(6,301)	(3,873)
Net cash provided by operating activities	27,318	8,254

Cash flows from investing activities
Investments in property, plant and equipment	(4,277)	(5,521)
Payments related to acquisitions, net of cash acquired	528	—
Proceeds from disposition of assets	102	128
Insurance settlement interest earned	20	23
Change in restricted cash, net	281	957
Net cash used in investing activities	(3,346)	(4,413)

Cash flows from financing activities
Proceeds from long-term debt	—	7,500
Repayment of long-term debt	(12,699)	(248)
Dividends paid	(7,991)	(6,607)
Stock options exercised, other	534	(33)
Payments for repurchase of common stock	(1,630)	—
Excess tax benefit related to stock option exercises	378	267
Purchase of a noncontrolling interest in an affiliate	—	(7,532)
Payment of acquisition-related earnout liability	—	(4,709)
Distributions to noncontrolling affiliate shareholders	—	(657)
Net cash used in financing activities	(21,408)	(12,019)
Effect of exchange rate changes on cash	(1,511)	(82)
Net increase (decrease) in cash and cash equivalents	1,053	(8,260)
Cash and cash equivalents at beginning of period	64,731	68,492
Cash and cash equivalents at end of period	$65,784	$60,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except certain material adjustments, as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods.  The results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

In 2003, the Venezuelan government suspended the free exchange of Bolivar Fuerte (“BsF”) for foreign currency and implemented certain foreign exchange controls that served to centralize the purchase and sale of foreign currency within the country.  As of December 31, 2014, there were three legally available exchange rates in Venezuela, the CADIVI (or the official rate, 6.3 BsF per U.S. Dollar), the SICAD I (approximately 12 BsF per U.S. Dollar) and the SICAD II (approximately 52 BsF per U.S. Dollar).  In the first quarter of 2015, the Company understood that the Venezuelan government announced changes to its exchange controls.  The Company understood that there continued to be three exchange mechanisms in Venezuela; however, they now consisted of the CADIVI, a combined SICAD I and SICAD II auction mechanism (the “SICAD”) and a newly created, marginal currency system (the “SIMADI”).  The CADIVI exchange largely remained the same, except that the government further restricted what products qualify and can, therefore, legally be imported or traded under this exchange.  The government has yet to fully disclose who can access or trade on the newly formed combined SICAD market and minimal related auctions have occurred since late 2014.  Finally, the newly created SIMADI is legally available to all parties, however, at significantly higher exchange rates than the CADIVI or SICAD.  As of June 30, 2015, the published rate for the SIMADI is approximately 197 BsF per U.S. Dollar.

The Company has a Venezuelan equity affiliate, Kelko Quaker Chemical, S.A. (“Kelko Venezuela”).  Venezuela’s economy has been considered hyper inflationary under U.S. GAAP since 2010, at which time Kelko Venezuela’s functional currency was changed to the U.S. Dollar.  Accordingly, all gains and losses resulting from the remeasurement of Kelko Venezuela’s monetary assets and liabilities to the CADIVI or other published exchange rates are required to be recorded directly to the Condensed Consolidated Statement of Income.  As of December 31, 2014, Kelko Venezuela had access to the CADIVI for imported goods, had not been invited to participate in any SICAD I auctions and had limited access to the SICAD II mechanism.  Accordingly, the Company measured its equity investment and other related assets with Kelko Venezuela at the CADIVI exchange rate at December 31, 2014.  In light of the first quarter of 2015 changes to Venezuela’s foreign exchange controls and the on-going economic challenges in Venezuela, the Company re-assessed Kelko Venezuela’s access to U.S. Dollars, the impact on the operations of Kelko Venezuela, and the impact on the Company’s equity investment and other related assets.  During the first quarter of 2015, the Company determined that the CADIVI was no longer available to Kelko Venezuela for import transactions and the government has yet to fully disclose who can access or trade on the newly formed combined SICAD mechanism and minimal related auctions have occurred to date.  As a result, the Company revalued its equity investment in Kelko Venezuela and other related assets to the SIMADI exchange rate of approximately 193 BsF per U.S. Dollar as of March 31, 2015.  This resulted in a charge of approximately $2,806, or $0.21 per diluted share, recorded in the first quarter of 2015.  Comparatively, during the second quarter of 2014, the Company recorded a charge of $321, or $0.02 per diluted share, related to the conversion of certain Venezuelan Bolivar Fuerte to U.S. Dollars on the historical SICAD II exchange.  As of June 30, 2015, the Company’s equity investment in Kelko Venezuela was $143, which continues to be valued at the SIMADI exchange rate.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company.  Where the Company acts as the principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers.  Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods.  Third-party products transferred under arrangements resulting in net reporting totaled $12,188 and $24,053 for the three and six months ended June 30, 2015, respectively.  Comparatively, third-party products transferred under arrangements resulting in net reporting totaled $10,926 and $21,499 for the three and six months ended June 30, 2014, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 2 – Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued an accounting standard update in May 2015 regarding the required disclosures for entities that elect to measure the fair value of certain investments using the net asset value per share (or its equivalent) practical expedient in accordance with the fair value measurement authoritative guidance.  The update removes the requirement to categorize within the fair value hierarchy, and, also, limits the requirement to make certain other disclosures, for all such investments. The amendments in this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and should be applied on a retrospective basis for the periods presented.  Early adoption is permitted.  The Company is currently evaluating the effects of this guidance, but does not expect a material impact.

The FASB issued an accounting standard update in April 2015 regarding the presentation of debt issuance costs on the balance sheet.  The update requires capitalized debt issuance costs be presented on the balance sheet as a reduction to debt, rather than recorded as a separate asset.  The amendments in this update are effective for annual and interim periods beginning after December 15, 2015 and should be applied on a retrospective basis for the periods presented.  Early adoption is permitted.  Also, in June 2015, the SEC staff announced that the guidance within this accounting standard update was not applicable to revolving debt arrangements or credit facilities.  The Company is currently evaluating the effects of this guidance, and the SEC’s recent announcement, but does not expect a material impact.

The FASB issued an accounting standard update in May 2014 regarding the accounting for and disclosure of revenue recognition.  Specifically, the update outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which will be common to both U.S. GAAP and International Financial Reporting Standards.  The guidance was effective for annual and interim periods beginning after December 15, 2016, which allowed for full retrospective adoption of prior period data or a modified retrospective adoption.  Early adoption was not permitted.  In July 2015, the FASB issued an update to delay the effective date of the new revenue standard by one year, or, in other words, to be effective for annual and interim periods beginning after December 15, 2017.  Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  The Company is currently evaluating the effects of this guidance.

Note 3 – Business Segments

The Company’s reportable operating segments are organized by geography as follows: (i) North America, (ii) Europe, Middle East and Africa (“EMEA”), (iii) Asia/Pacific and (iv) South America.  Operating earnings, excluding indirect operating expenses, for the Company’s reportable operating segments are comprised of revenues less costs of goods sold and selling, general and administrative expenses (“SG&A”) directly related to the respective regions’ product sales.  The indirect operating expenses consist of SG&A related expenses that are not directly attributable to the product sales of each respective reportable operating segment.  Other items not specifically identified with the Company’s reportable operating segments include interest expense, interest income, license fees from non-consolidated affiliates and other (expense) income.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The following table presents information about the performance of the Company’s reportable operating segments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales
North America	$85,965	$82,512	$168,967	$159,228
EMEA	41,171	50,228	84,356	99,417
Asia/Pacific	47,846	45,123	92,846	87,060
South America	8,744	13,423	18,887	27,255
Total net sales	$183,726	$191,286	$365,056	$372,960

Operating earnings, excluding indirect operating expenses
North America	$20,220	$17,868	$38,045	$33,579
EMEA	6,861	8,109	13,432	16,205
Asia/Pacific	12,190	10,221	22,624	20,139
South America	757	889	2,009	2,398
Total operating earnings, excluding indirect operating expenses	40,028	37,087	76,110	72,321
Indirect operating expenses	(16,963)	(15,327)	(33,554)	(30,375)
Amortization expense	(1,620)	(815)	(3,247)	(1,628)
Consolidated operating income	21,445	20,945	39,309	40,318
Other (expense) income, net	(88)	117	(282)	(356)
Interest expense	(607)	(581)	(1,194)	(1,106)
Interest income	375	895	695	1,348
Consolidated income before taxes and equity in net income of
associated companies	$21,125	$21,376	$38,528	$40,204

Inter-segment revenue for the three and six months ended June 30, 2015 was $2,615 and $4,635 for North America, $4,595 and $9,374 for EMEA, $162 and $256 for Asia/Pacific and $4 and $13 for South America, respectively.  Inter-segment revenue for the three and six months ended June 30, 2014 was $1,856 and $3,806 for North America, $5,455 and $10,781 for EMEA, $95 and $202 for Asia/Pacific and zero for South America, respectively.  However, all inter-segment transactions have been eliminated from each reportable operating segment’s net sales and earnings for all periods presented above.

Note 4 – Stock-Based Compensation

The Company recognized the following share-based compensation expense in selling, general and administrative expenses in its Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock options	$199	$171	$384	$321
Nonvested stock awards and restricted stock units	759	609	1,511	1,165
Employee stock purchase plan	19	19	37	36
Non-elective and elective 401(k) matching contribution in stock	476	499	1,175	1,148
Director stock ownership plan	31	46	62	62
Total share-based compensation expense	$1,484	$1,344	$3,169	$2,732

As of June 30, 2015 and 2014, the Company recorded $378 and $267, respectively, of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheets related to stock option exercises.  The Company’s estimated taxes payable was sufficient to fully recognize these benefits as cash inflows from financing activities in its Condensed Consolidated Statement of Cash Flows, which represented the Company’s estimate of cash savings through the six months ended June 30, 2015 and 2014, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Stock option activity under all plans is as follows:

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price	Contractual
	Options	(per option)	Term (years)
Options outstanding at December 31, 2014	87,075	$59.09
Options granted	38,698	87.30
Options exercised	(15,026)	44.42
Options outstanding at June 30, 2015	110,747	$70.94	5.5
Options exercisable at June 30, 2015	37,588	$55.73	4.6

As of June 30, 2015, the total intrinsic value of options outstanding was approximately $2,027, and the total intrinsic value of exercisable options was $1,260.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at June 30, 2015 is as follows:

				Weighted	Weighted		Weighted
			Number	Average	Average	Number	Average
Range of			of Options	Contractual	Exercise Price	of Options	Exercise Price
Exercise Prices			Outstanding	Term (years)	(per option)	Exercisable	(per option)
$—	-	$10.00	—	—	$—	—	$—
$10.01	-	$20.00	2,367	1.6	18.82	2,367	18.82
$20.01	-	$30.00	—	—	—	—	—
$30.01	-	$40.00	7,557	3.7	38.13	7,557	38.13
$40.01	-	$50.00	2,192	4.0	46.21	2,192	46.21
$50.01	-	$60.00	23,622	4.7	58.26	13,854	58.26
$60.01	-	$70.00	—	—	—	—	—
$70.01	-	$80.00	36,311	5.7	73.47	11,618	73.47
$80.01	-	$90.00	38,698	6.7	87.30	—	—
			110,747	5.5	70.94	37,588	55.73

As of June 30, 2015, unrecognized compensation expense related to options granted during 2013 was $145, for options granted during 2014 was $454 and for options granted in 2015 was $785.

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

Approximately $74 and $101 of expense was recorded on these options during the three and six months ended June 30, 2015, respectively.  The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Activity of nonvested shares granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2014	124,450	$61.80
Granted	27,266	$86.39
Vested	(32,931)	$46.40
Forfeited	(3,421)	$62.65
Nonvested awards, June 30, 2015	115,364	$71.99

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of June 30, 2015, unrecognized compensation expense related to these awards was $4,941 to be recognized over a weighted average remaining period of 2.08 years.

Activity of nonvested restricted stock units granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Units	(per unit)
Nonvested awards, December 31, 2014	7,158	$61.03
Granted	1,450	$87.30
Vested	(2,434)	$43.45
Nonvested awards, June 30, 2015	6,174	$74.14

The fair value of the nonvested restricted stock units is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of June 30, 2015, unrecognized compensation expense related to these awards was $236 to be recognized over a weighted average remaining period of 1.97 years.

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

2013 Director Stock Ownership Plan

In 2013, the Company adopted the 2013 Director Stock Ownership Plan (the “Plan”), to encourage the Directors to increase their investment in the Company, which was approved at the Company’s May 2013 shareholders’ meeting.  The Plan authorizes the issuance of up to 75,000 shares of Quaker common stock in accordance with the terms of the Plan in payment of all or a portion of the annual cash retainer payable to each of the Company’s non-employee directors in 2013 and subsequent years during the term of the Plan.  Under the Plan, each director who, on May 1 of the applicable calendar year, owns less than 400% of the annual cash retainer for the applicable calendar year, divided by the average of the closing price of a share of Quaker Common Stock as reported by the composite tape of the New York Stock Exchange for the previous calendar year (the “Threshold Amount”), is required to receive 75% of the annual cash retainer in Quaker common stock and 25% of the retainer in cash, unless the director elects to receive a greater percentage of Quaker common stock (up to 100%) of the annual cash retainer for the applicable year.  Each director who owns more than the Threshold Amount may elect to receive common stock in payment of a percentage (up to 100%) of the annual cash retainer.  The annual retainer is $50 and the retainer payment date is June 1.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 5 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Service Cost	$761	$736	$6	$2	$1,534	$1,470	$11	$10
Interest Cost and other	1,254	1,519	49	62	2,516	3,061	99	116
Expected return on plan assets	(1,396)	(1,601)	—	—	(2,798)	(3,208)	—	—
Actuarial loss amortization	877	759	26	26	1,758	1,548	52	32
Prior service cost amortization	(25)	(15)	—	—	(51)	851	—	—
Net periodic benefit cost	$1,471	$1,398	$81	$90	$2,959	$3,722	$162	$158

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

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2014, that it expected to make minimum cash contributions of $4,176 to its pension plans and $568 to its other postretirement benefit plan in 2015.  As of June 30, 2015, $1,565 and $354 of contributions have been made to the Company’s pension plans and its postretirement benefit plans, respectively.

Note 6 – Other (expense) income, net

The components of other (expense) income, net for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income from third party license fees	$204	$257	$458	$555
Foreign exchange losses, net	(305)	(185)	(899)	(984)
Gain on fixed asset disposals, net	3	60	55	105
Non-income tax and other related refunds	—	—	69	—
Other non-operating income	54	32	126	69
Other non-operating expense	(44)	(47)	(91)	(101)
Total other (expense) income, net	$(88)	$117	$(282)	$(356)

Note 7 – Income Taxes and Uncertain Income Tax Positions

The Company’s first six months of 2015 effective tax rate was 28.8%, compared to the first six months of 2014 effective tax rate of 32.5%.  The primary contributors to the difference in the effective tax rate from the prior year were lower changes in reserves related to uncertain tax positions and the recognition of certain one time items that increased the first six months of 2014’s effective tax rate.

As of June 30, 2015, the Company’s cumulative liability for gross unrecognized tax benefits was $11,339.  At December 31, 2014, the Company’s cumulative liability for gross unrecognized tax benefits was $11,845.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statements of Income.  The Company recognized $57 and ($161) for interest and $114 and $187 for penalties on its Condensed Consolidated Statement of Income for the three and six months ended June 30, 2015, respectively, and recognized $154 and ($58) for interest and $108 and $98 for penalties on

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

its Condensed Consolidated Statement of Income during the three and six months ended June 30, 2014, respectively.  As of June 30, 2015, the Company had accrued $1,575 for cumulative interest and $1,897 for cumulative penalties, compared to $1,868 for cumulative interest and $1,845 for cumulative penalties accrued at December 31, 2014.

During the three months ended June 30, 2015 and 2014, respectively, there were no expirations of statutes of limitations for uncertain tax positions.

During the six months ended June 30, 2015, the Company recognized a decrease of approximately $741 in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.  During the six months ended June 30, 2014, the Company recognized a decrease of approximately $1,075 in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.

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

During 2012, the Italian tax authorities initiated a transfer pricing audit of the Company’s Italian subsidiary, Quaker Italia S.r.l., relating to the tax years 2007, 2008, 2009 and 2010.  The Italian tax authorities had previously made assessments for the tax years 2007, 2008 and 2009.  In the second quarter of 2015, the Italian tax authorities made a formal assessment for the tax year 2010.  The Company is pursuing its administrative remedies to appeal these assessments.  There have been no significant developments during the second quarter of 2015 related to these tax assessments.  With respect to the Italian income tax assessment for 2007, the Company has established a reserve for uncertain tax positions and does not expect a material difference from this reserve as of June 30, 2015.  Related to the assessments for 2008, 2009 and 2010, the Company and outside counsel believe it should prevail on the merits of each case.  Therefore, the Company does not believe it has exposure warranting an uncertain tax position reserve as of June 30, 2015.

During the second quarter of 2015, the Italian tax authorities conducted an audit of the Company’s Italian subsidiary, Quaker Chemical S.r.l. (formerly NP Coil Dexter Industries, S.r.l.), relating to the tax years 2010, 2011, 2012 and 2013, and proposed audit adjustments for those years.  As of June 30, 2015, the Company established a reserve for uncertain tax positions related to these proposed audit adjustments.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 8 – Earnings Per Share

The following table summarizes earnings per share calculations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$15,038	$15,427	$25,416	$28,157
Less: income allocated to participating securities	(131)	(134)	(229)	(245)
Net income available to common shareholders	$14,907	$15,293	$25,187	$27,912
Basic weighted average common shares outstanding	13,220,264	13,118,025	13,204,599	13,104,837
Basic earnings per common share	$1.13	$1.17	$1.91	$2.13

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$15,038	$15,427	$25,416	$28,157
Less: income allocated to participating securities	(131)	(133)	(229)	(245)
Net income available to common shareholders	$14,907	$15,294	$25,187	$27,912
Basic weighted average common shares outstanding	13,220,264	13,118,025	13,204,599	13,104,837
Effect of dilutive securities	19,411	21,388	19,251	20,449
Diluted weighted average common shares outstanding	13,239,675	13,139,413	13,223,850	13,125,286
Diluted earnings per common share	$1.13	$1.16	$1.90	$2.13

The following aggregate numbers of stock options and restricted stock units are not included in the diluted earnings per share calculation since the effect would have been anti-dilutive: 7,559 and 6,579 for the three months ended June 30, 2015 and 2014, respectively, and 5,856 and 4,824 for the six months ended June 30, 2015 and 2014, respectively.

Note 9 – Goodwill and Other Intangible Assets

The Company completes its annual impairment test as of the end of the third quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units.  The Company continually evaluates the financial performance, economic conditions and other relevant developments in assessing if an interim period impairment test for one or more of its reporting units is necessary.  The Company has recorded no impairment charges in the past.  Changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows:

	North			South
	America	EMEA	Asia/Pacific	America	Total
Balance as of December 31, 2014	$42,677	$16,050	$16,006	$3,200	$77,933
Goodwill additions (reductions)	30	(404)	103	—	(271)
Currency translation adjustments	(107)	(1,009)	(74)	(455)	(1,645)
Balance as of June 30, 2015	$42,600	$14,637	$16,035	$2,745	$76,017

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2015 and December 31, 2014 were as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2015	2014	2015	2014
Customer lists and rights to sell	$62,582	$63,502	$14,540	$12,681
Trademarks and patents	18,546	18,944	4,830	4,066
Formulations and product technology	5,808	5,808	3,989	3,896
Other	6,628	6,647	5,271	4,950
Total definite-lived intangible assets	$93,564	$94,901	$28,630	$25,593

The Company recorded $1,620 and $3,247 of amortization expense for the three and six months ended June 30, 2015, respectively.  Comparatively, the Company recorded $815 and $1,628 of amortization expense for the three and six months ended June 30, 2014, respectively.  Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2015	$6,494
For the year ended December 31, 2016	6,041
For the year ended December 31, 2017	5,605
For the year ended December 31, 2018	5,384
For the year ended December 31, 2019	5,306
For the year ended December 31, 2020	5,059

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at June 30, 2015 and December 31, 2014.

Note 10 – Debt

The Company’s primary credit line is a $300,000 syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which matures in June 2018.  The maximum amount available under this facility can be increased to $400,000 at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Access to this facility is dependent on meeting certain financial, acquisition and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  At June 30, 2015 and December 31, 2014, the consolidated leverage ratio was below 1.0 to 1 and the Company was also in compliance with all of the facility’s other covenants.  At June 30, 2015 and December 31, 2014, the Company had approximately $42,863 and $58,421 outstanding under this facility.

Note 11 – Equity and Noncontrolling Interest

In May 2015, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to $100,000 of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program has no expiration date.  The 2015 Share Repurchase Program provides a framework of conditions under which management can repurchase shares of the Company’s common stock.  The Company intends to repurchase shares to at least offset the dilutive impact of shares issued each year as part of employee benefit and share based compensation plans.  The purchases may be made in the open market or in private and negotiated transactions, in accordance with applicable laws, rules and regulations.  In connection with the 2015 Share Repurchase Program, the remaining unutilized 1995 and 2005 Board of Directors authorized share repurchase programs were terminated.

In connection with the 2015 Share Repurchase Program, the Company acquired 18,854 shares of common stock, for $1,630, during the second quarter of 2015.  The Company has elected not to hold treasury shares, and, therefore, has retired the shares as they are repurchased.  It is the Company’s accounting policy to record the excess paid over par value as a reduction in retained earnings for all shares repurchased.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The following tables present the changes in equity and noncontrolling interest, net of tax, for the three and six months ended June 30, 2015 and 2014:

				Accumulated
		Capital in		other
	Common	excess of	Retained	comprehensive	Noncontrolling
	stock	par value	earnings	loss	interest	Total
Balance at March 31, 2015	$13,332	$100,947	$305,902	$(62,971)	$7,919	$365,129
Net income	—	—	15,038	—	374	15,412
Amounts reported in other comprehensive
income (loss)	—	—	—	2,200	(124)	2,076
Repurchases of common stock	(19)	—	(1,611)	—	—	(1,630)
Dividends ($0.32 per share)	—	—	(4,269)	—	—	(4,269)
Disposition of noncontrolling interest	—	—	—	—	(351)	(351)
Share issuance and equity-based compensation
plans	24	2,044	—	—	—	2,068
Excess tax benefit from stock option exercises	—	91	—	—	—	91
Balance at June 30, 2015	$13,337	$103,082	$315,060	$(60,771)	$7,818	$378,526

Balance at March 31, 2014	$13,227	$100,429	$267,707	$(33,015)	$9,660	$358,008
Net income	—	—	15,427	—	515	15,942
Amounts reported in other comprehensive
income (loss)	—	—	—	1,428	(5)	1,423
Dividends ($0.30 per share)	—	—	(3,973)	—	—	(3,973)
Distributions to noncontrolling affiliate
shareholders	—	—	—	—	(657)	(657)
Acquisition of noncontrolling interest	—	(6,450)	—	—	(1,127)	(7,577)
Share issuance and equity-based compensation
plans	15	1,501	—	—	—	1,516
Excess tax benefit from stock option exercises	—	28	—	—	—	28
Balance at June 30, 2014	$13,242	$95,508	$279,161	$(31,587)	$8,386	$364,710

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

				Accumulated
		Capital in		other
	Common	excess of	Retained	comprehensive	Noncontrolling
	stock	par value	earnings	loss	interest	Total
Balance at December 31, 2014	$13,301	$99,056	$299,524	$(54,406)	$7,660	$365,135
Net income	—	—	25,416	—	603	26,019
Amounts reported in other comprehensive
loss	—	—	—	(6,365)	(94)	(6,459)
Repurchases of common stock	(19)	—	(1,611)	—	—	(1,630)
Dividends ($0.62 per share)	—	—	(8,269)	—	—	(8,269)
Disposition of noncontrolling interest	—	—	—	—	(351)	(351)
Share issuance and equity-based compensation
plans	55	3,648	—	—	—	3,703
Excess tax benefit from stock option exercises	—	378	—	—	—	378
Balance at June 30, 2015	$13,337	$103,082	$315,060	$(60,771)	$7,818	$378,526

Balance at December 31, 2013	$13,196	$99,038	$258,285	$(34,700)	$8,877	$344,696
Net income	—	—	28,157	—	1,094	29,251
Amounts reported in other comprehensive
income	—	—	—	3,113	199	3,312
Dividends ($0.55 per share)	—	—	(7,281)	—	—	(7,281)
Distributions to noncontrolling affiliate
shareholders	—	—	—	—	(657)	(657)
Acquisition of noncontrolling interest	—	(6,450)	—	—	(1,127)	(7,577)
Share issuance and equity-based compensation
plans	46	2,653	—	—	—	2,699
Excess tax benefit from stock option exercises	—	267	—	—	—	267
Balance at June 30, 2014	$13,242	$95,508	$279,161	$(31,587)	$8,386	$364,710

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The following tables show the reclassifications from and resulting balances of accumulated other comprehensive loss (“AOCI”) for the three and six months ended June 30, 2015 and 2014:

			Unrealized
	Currency	Defined	gain (loss) in
	translation	benefit	available-for-
	adjustments	pension plans	sale securities	Total
Balance at March 31, 2015	$(25,425)	$(39,073)	$1,527	$(62,971)
Other comprehensive income (loss) before
reclassifications	2,592	(847)	(365)	1,380
Amounts reclassified from AOCI	—	878	(152)	726
Current period other comprehensive income (loss)	2,592	31	(517)	2,106
Related tax amounts	—	(82)	176	94
Net current period other comprehensive income (loss)	2,592	(51)	(341)	2,200
Balance at June 30, 2015	$(22,833)	$(39,124)	$1,186	$(60,771)

Balance at March 31, 2014	$2,222	$(36,887)	$1,650	$(33,015)
Other comprehensive income before
reclassifications	986	120	842	1,948
Amounts reclassified from AOCI	—	762	(1,101)	(339)
Current period other comprehensive income (loss)	986	882	(259)	1,609
Related tax amounts	—	(269)	88	(181)
Net current period other comprehensive income (loss)	986	613	(171)	1,428
Balance at June 30, 2014	$3,208	$(36,274)	$1,479	$(31,587)

			Unrealized
	Currency	Defined	gain (loss) in
	translation	benefit	available-for-
	adjustments	pension plans	sale securities	Total
Balance at December 31, 2014	$(14,312)	$(41,551)	$1,457	$(54,406)
Other comprehensive (loss) income before
reclassifications	(8,521)	1,651	(95)	(6,965)
Amounts reclassified from AOCI	—	1,759	(316)	1,443
Current period other comprehensive (loss) income	(8,521)	3,410	(411)	(5,522)
Related tax amounts	—	(983)	140	(843)
Net current period other comprehensive (loss) income	(8,521)	2,427	(271)	(6,365)
Balance at June 30, 2015	$(22,833)	$(39,124)	$1,186	$(60,771)

Balance at December 31, 2013	$1,152	$(37,433)	$1,581	$(34,700)
Other comprehensive income before
reclassifications	2,056	144	1,505	3,705
Amounts reclassified from AOCI	—	1,531	(1,659)	(128)
Current period other comprehensive income (loss)	2,056	1,675	(154)	3,577
Related tax amounts	—	(516)	52	(464)
Net current period other comprehensive income (loss)	2,056	1,159	(102)	3,113
Balance at June 30, 2014	$3,208	$(36,274)	$1,479	$(31,587)

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Approximately 30% and 70% of the amounts reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income for defined benefit retirement plans during the three and six months ended June 30, 2015 and 2014 were recorded in cost of goods sold and selling, general and administrative expenses, respectively.  See Note 5 of Notes to Condensed Consolidated Financial Statements for further information.  All reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the Company’s equity interest in a captive insurance company and are recorded in equity in net income of associated companies.  The amounts reported in other comprehensive income for non-controlling interest are related to currency translation adjustments.

Note 12 – Business Acquisitions

In December 2014, the Company acquired a business that is principally concerned with safety fluid applications for mining sites in its Asia/Pacific reportable operating segment for net consideration of approximately 2,850 Australian Dollars, or approximately $2,355.  The Company also assumed an additional 300 Australian Dollars, or approximately $248, hold-back of consideration.  This acquisition provides a strategic opportunity for Quaker in the core Australian mining market.  The Company allocated the purchase price to $1,802 of intangible assets, comprised of trademarks and formulations, to be amortized over 15 years; a non-competition agreement, to be amortized over 5 years; and customer relationships, to be amortized over 15 years.  In addition, the Company has recorded $1,178 of goodwill, related to expected value outside its other acquired assets, all of which will not be tax deductible.

In November 2014, the Company acquired Binol AB (“Binol”), a leading bio-lubricants producer primarily serving the Nordic region for its EMEA reportable operating segment for approximately 136,500 SEK, or approximately $18,536, which is net of 4,400 SEK, or approximately $528, received by the Company as part of a post-closing adjustment in the first quarter of 2015.  The post-closing adjustment recorded in the first quarter of 2015 adjusted the acquisition’s goodwill.  This acquisition provides a strategic opportunity for Quaker to leverage Binol's environmentally friendly technology and customer-aligned products, including neat oil technology for metalworking applications and biodegradable hydraulic oils, across the Company’s global footprint.  The Company allocated the purchase price to $11,805 of intangible assets, comprised of trademarks and formulations, to be amortized over 15 years; a non-competition agreement, to be amortized over 5 years; and customer relationships, to be amortized over 14 years.  In addition, the Company has recorded $5,726 of goodwill, net of the $528 post-closing adjustment mentioned above, related to expected value outside its other acquired assets, all of which will not be tax deductible.

In August 2014, the Company acquired ECLI Products, LLC (“ECLI”), a specialty grease manufacturer for its North American reportable operating segment for approximately $53,145, including certain post-closing adjustments.  ECLI specializes in greases for OEM first-fill customers across several industry sectors, including automotive, industrial, aerospace/military, electronics, office automation and natural resources.  This acquisition complements Quaker’s entry into the specialty grease market that began in 2010, and, also, provides an opportunity to leverage Quaker's global footprint with its current market expertise.  The Company allocated the purchase price to $31,050 of intangible assets, comprised of trademarks and formulations, to be amortized over 10 years; customer relationships, to be amortized over 15 years; and a non-compete agreement, to be amortized over 5 years.  In addition, the Company has recorded $14,642 of goodwill, related to expected value outside its other acquired assets, all of which will be tax deductible.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

During the second quarter of 2015, the Company identified and recorded certain adjustments to the allocations of the purchase price for certain 2014 acquisitions.  These adjustments were the result of the Company assessing additional information related to assets acquired and liabilities assumed during the one-year measurement period following each acquisition.  As of June 30, 2015, the allocations of the purchase price for all of the Company’s 2014 acquisitions have not been finalized and the one-year measurement period for each acquisition has not ended.  Further adjustments may be necessary as a result of the Company’s assessment of additional information related to the fair values of assets acquired and liabilities assumed.  The following table presents the current allocation of the purchase price of the assets acquired and liabilities assumed in all of the Company’s acquisitions in 2014:

2014 Acquisitions
Current assets	$12,413
Property, plant & equipment	4,158
Intangibles
Customer lists and rights to sell	30,924
Trademarks and patents	12,606
Other intangibles	1,127
Goodwill	21,546
Other long-term assets	198
Total assets purchased	82,972
Current liabilities	(4,562)
Long-term liabilities	(4,374)
Total liabilities assumed	(8,936)
Cash paid for acquisitions	$74,036

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

In July 2015, subsequent to the date of these financial statements, the Company acquired Verkol, S.A. (“Verkol”), a leading specialty grease and other lubricants manufacturer based in Northern Spain for its EMEA reportable operating segment for approximately 36,455 EUR, or approximately $40,100, including net cash of approximately 9,563 EUR, or approximately $10,519.  In addition, the Company expects to incur 2,590 EUR, or approximately $2,849, of transaction-related expenses in the third quarter of 2015, in conjunction with this acquisition. Verkol is a market leader with world-class grease manufacturing capabilities and state-of-the-art R&D facilities, selling products into industrial end markets with a particular strength serving the steel industry.  Also, Verkol brings unique technology in continuous casting products that will provide the Company with cross-selling opportunities to its global steel customer base.  As of the date of these financial statements, the Company has not yet completed the allocation of the purchase price to the fair value of assets acquired and liabilities assumed, and, also, certain pro forma and other information are not presented as the operations of the acquired business are not material to the Company for the periods presented.

Note 13 – Fair Value Measurements

The Company has valued its company-owned life insurance policies and various deferred compensation assets and liabilities at fair value.  The Company’s assets and liabilities subject to fair value measurement were as follows:

		Fair Value Measurements at June 30, 2015
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,360	$—	$1,360	$—
Total	$1,360	$—	$1,360	$—

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

During the second quarter of 2015, the Company’s Board of Directors authorized the termination of its Executive Deferred Compensation Plan.  As a result, the Company had no deferred compensation assets or liabilities subject to fair value measurement and accounting related to its Executive Deferred Compensation Plan on its Condensed Consolidated Balance Sheet as of June 30, 2015.  However, the Company did have $1,018 of associated liabilities, no longer subject to fair value measurement, which will be paid out by the Company during the third quarter of 2015.

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms.  The fair values of other deferred compensation assets and liabilities are based on quoted prices in active markets.  The Company did not hold Level 3 investments as of June 30, 2015 or December 31, 2014, respectively, so related disclosures have not been included.

Note 14 – Commitments and Contingencies

In 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary.  In voluntary coordination with the Santa Ana California Regional Water Quality Board (“SACRWQB”), ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”).  In 2004, the Orange County Water District (“OCWD”) filed a civil complaint against ACP and other parties seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater.  Pursuant to the settlement agreement with OCWD, ACP agreed, among other things, to operate the two groundwater treatment systems to hydraulically contain groundwater contamination emanating from ACP’s site until the concentrations of PERC released by ACP fell below the current Federal maximum contaminant level for four consecutive quarterly sampling events.  In February 2014, ACP, OCWD and SACRWQB, ceased operation at one of its two groundwater treatment systems, as it had met the above condition for closure.  Based on the most recent modeling, it is estimated that the remaining system will operate for another six months to two years and six months.

As of June 30, 2015, the Company believes that the range of potential-known liabilities associated with the balance of the ACP water remediation program is approximately $200 to $870, for which the Company has sufficient reserves.  The low and high ends of the range are based on the length of operation of the treatment system as determined by groundwater modeling.  Costs of operation include the operation and maintenance of the extraction well, groundwater monitoring and program management.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.  Approximately $315 and $173 was accrued at June 30, 2015 and December 31, 2014, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos.  The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds received from insurance settlements.  To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary.  Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is less than $3,800 (excluding costs of defense).  Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary.  These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies.  A significant portion of this primary insurance coverage was provided by an insurer that is insolvent, and the other primary insurers asserted that the aggregate limits of their policies have been exhausted.  The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary.  In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in 2005 and 2007 for $15,000 and $20,000, respectively.  The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation.  In 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier is paying 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims.  The agreement continues until terminated and can only be terminated by either party by providing a minimum of two years prior written notice.  As of June 30, 2015, no notice of termination has been given under this agreement.  At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits.  The Company believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers.  Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

Since its inception, the subsidiary had been consistent in its VAT collection and remittance practices and had never been contacted by any tax authority relative to VAT.  The subsidiary later determined that for certain products, a portion of the VAT was incorrectly paid and that the total VAT due exceeds the amount originally collected and remitted by the subsidiary.  In response, the subsidiary modified its VAT invoicing and payment procedures to eliminate or mitigate future exposure.  In 2010, three jurisdictions contacted the subsidiary and, since then, the subsidiary has either participated in an amnesty program or entered into a settlement whereby it paid a reduced portion of the amounts owed in resolution of those jurisdictions’ claims, and no related accruals exist as of June 30, 2015 or December 31, 2014.  In late 2013, an additional jurisdiction issued an assessment against the subsidiary for certain tax years leading to a net charge of $796, which represented the Company’s best estimate of the amount that ultimately may be paid.  The subsidiary has filed an appeal of the assessment alleging certain errors by such jurisdiction related to the assessment.

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

The charges taken by the Company in 2013 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $3,400 with one jurisdiction representing approximately 85 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a leading global provider of process fluids, chemical specialties, and technical expertise to a wide range of industries, including steel, aluminum, automotive, mining, aerospace, tube and pipe, cans, and others.  For nearly 100 years, Quaker has helped customers around the world achieve production efficiency, improve product quality, and lower costs through a combination of innovative technology, process knowledge, and customized services.  Headquartered in Conshohocken , Pennsylvania USA, Quaker serves businesses worldwide with a network of dedicated and experienced professionals whose mission is to make a difference.

The Company had solid operating performance in the second quarter of 2015, despite a significant impact from the effects of foreign exchange.  Specifically, the decrease in the current quarter’s net sales year over year of 7% from foreign currency translation was partially offset by good volume growth of 4% when compared to the second quarter of 2014.  Gross profit for the second quarter of 2015 increased by 4% from the second quarter of 2014, driven by increased product volume, on higher gross margin of 38.4% for the second quarter of 2015 compared to 35.7% for the second quarter of 2014 due to the timing of certain raw material cost decreases compared to the prior year quarter.  Selling, general and administrative expenses (“SG&A”) increased $1.9 million in the second quarter of 2015 compared to the second quarter of 2014, due mainly to higher labor-related costs and incremental costs associated with the Company’s 2014 acquisitions, partially offset by decreases from foreign currency translation.  Overall, the Company’s good sales volumes, gross margin expansion and controlled SG&A spending drove a 2% increase in operating income during the second quarter of 2015, which was supplemented by a lower tax rate and impacted by certain other items discussed in the Company’s Consolidated Operations Review section of this Item, below.

From a regional perspective, the Company’s second quarter of 2015 operating performance was primarily driven by its North America and Asia/Pacific regions, which both experienced increased volumes and higher gross margins.  The strong performances in North America and Asia/Pacific were partially offset by lower operating results in the Company’s other two regions, EMEA and South America.  EMEA’s decreased performance from the second quarter of 2014 was primarily driven by negative impacts from foreign currency translation due to the decline in the value of the Euro.  However, the overall impact from foreign exchange on EMEA’s results was partially offset by higher product volumes, including contributions from the Company’s 2014 acquisition of Binol AB, and, also, general improvement in the region’s gross margins.  Finally, South America’s performance was negatively impacted by the continued economic downturn and related effects on end-user production in Brazil.  In addition, foreign exchange continues to negatively impact South America’s results, due to the decline in the value of the Brazilian Real and the Argentinian Peso.  These decreases to the region’s performance were partially offset by the positive effects of the cost streamlining initiatives taken in this segment during 2013 and 2014 and improved gross margins.  See the Reportable Operating Segment Review of this Item, below.

The net result was earnings per diluted share of $1.13 for the second quarter of 2015 compared to $1.16 for the second quarter of 2014, with non-GAAP earnings per diluted share increasing 4% from $1.11 for the second quarter of 2014 to $1.15 for the second quarter of 2015.  Notably, the Company achieved these reported and non-GAAP results despite a negative impact of $0.09 per diluted share, or 8%, from changes in foreign exchange rates.  In addition, the Company’s adjusted EBITDA increased 2% to $26.2 million for the second quarter of 2015 compared to $25.8 million in the second quarter of 2014, despite the impact from changes in foreign currency translation, mentioned above.  See the Non-GAAP Measures section of this Item, below.

The Company’s strong operating performance, coupled with better working capital management, generated net operating cash flows of approximately $19.2 million in the second quarter of 2015, which increased its year-to-date net operating cash flow to $27.3 million compared to $8.3 million for the first six months of 2014.  Specifically, the primary changes in the Company’s working capital were improved levels of accounts receivable and inventory, partially offset by higher cash outflows from prepaid expenses and other current assets and accounts payable and accrued liabilities.  These working capital changes are further discussed in the Company’s Liquidity and Capital Resources section in this Item, below.

Overall, the Company is pleased with another quarter of consistent earnings and strong cash flow despite a difficult global market with varying economic challenges.  Foreign exchange headwinds continue to have the most significant impact on the Company’s earnings as a result of the strong U.S. Dollar, while the Company is also challenged by a decline in global steel production.  In addition, the Company continues to see weak economic conditions in several regional areas, especially in South America.  The Company’s sales have also begun to see some impact from price adjustments due to lower raw material costs.  However, despite these headwinds, the Company was able to deliver non-GAAP earnings growth through margin expansion, market share gains and the positive contributions from the Company’s recent acquisitions.  Looking forward to the remainder of 2015, while the Company anticipates a continued strong U.S. Dollar and generally weak market conditions in most countries, the Company believes market share gains and acquisitions will continue to compensate for these challenges.  The Company’s strong cash flow generation and balance sheet continue to be a strength that will allow it to continue to pursue key strategic initiatives and acquisitions, similar to its recent acquisition of Verkol, S.A. (“Verkol”).  Overall, the Company remains confident in its future and expects full year 2015 non-GAAP earnings to increase modestly over 2014, leading to the Company’s sixth consecutive year of earnings improvement.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $65.8 million at June 30, 2015 from $64.7 million at December 31, 2014.  The $1.1 million increase was the result of $27.3 million of cash provided by operating activities offset by $3.3 million of cash used in investing activities, $21.4 million of cash used in financing activities and a $1.5 million negative impact due to the effect of exchange rates on cash.

Net cash flows provided by operating activities were $27.3 million in the first six months of 2015 compared to $8.3 million in the first six months of 2014.  The $19.0 million increase in cash flows provided by operating activities was driven by stronger operating performance and lower cash invested in the Company’s working capital during the first six months of 2015 compared to the first six months of 2014.  Specifically, the Company’s cash flows from its accounts receivables improved due to better collection efforts and timing of sales during the quarter, and, also, its cash flows from inventories improved due to more stable levels in the first six months of 2015 compared to the first six months of 2014 when the Company reestablished safety stock levels that were low at year-end 2013.  Partially offsetting these increases to the current year’s operating cash flows were higher cash outflows from prepaid expenses and other current assets, primarily related to increased tax payments, and an increase in cash outflows due to timing of payments related to the Company’s trade accounts payable and accrued liabilities.

Net cash flows used in investing activities decreased from $4.4 million in the first six months of 2014 to $3.3 million in the first six months of 2015.  The $1.1 million decrease in cash used in investing activities was primarily due to lower property, plant and equipment expenditures, which primarily related to lower spending on information technology development and other related initiatives primarily in the Company’s EMEA segment.  In addition, the Company had a cash inflow of $0.5 million during the first six months of 2015 due to a post-closing adjustment related to its 2014 acquisition of Binol AB.  These increases were partially offset by lower cash inflow due to changes in the Company’s restricted cash, which are dependent upon the timing of claims and payments associated with the subsidiary’s asbestos litigation.

Net cash flows used in financing activities were $21.4 million in the first six months of 2015 compared to $12.0 million of cash used in financing activities in the first six months of 2014.  The $9.4 million increase in cash used in financing activities was due to the net impact of several factors.  Specifically, the current year’s strong operating cash flow allowed it to fund repayments of external debt during the first six months of 2015, whereas the prior year had net borrowings to fund the purchase of the remaining interest in the Company’s Australian affiliate, a payment of an acquisition-related earnout and a dividend to a noncontrolling affiliate shareholder.  However, the current year also had increased dividend payments in the first six months of 2015 as compared to the first six months of 2014, due to higher shares outstanding and the Company’s prior year increase in its dividend declared per share.  Also, the Company had cash outflows of $1.6 million in the first six months of 2015, to repurchase 18,854 shares of the Company’s common stock in connection with the Company’s share repurchase program.  In May 2015, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to $100.0 million of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program provides a framework of conditions under which management can repurchase shares of the Company’s common stock.  The Company intends to repurchase shares to at least offset the dilutive impact of shares issued each year as part of employee benefit and share based compensation plans.

The Company’s primary credit line is a $300.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions.  The facility matures in June 2018.  The maximum amount available under this facility can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under this facility generally bear interest at either a base rate or LIBOR rate plus a margin.  At June 30, 2015 and December 31, 2014, the Company had $42.9 million and $58.4 million outstanding on this credit line, respectively.  Access to this facility is dependent on meeting certain financial, acquisition and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  As of June 30, 2015 and December 31, 2014, the consolidated leverage ratio was below 1.0 to 1 and the Company was also in compliance with all of the facility’s other covenants.

At June 30, 2015, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $14.8 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $10.3 million as a result of offsetting benefits in other tax jurisdictions.

Subsequent to the date of these financial statements, the Company received a cash dividend of approximately $0.6 million from its captive insurance equity affiliate in July 2015.  Additionally, in July 2015, the Company acquired Verkol, a leading specialty grease and other lubricants manufacturer based in Northern Spain for approximately $40.1 million, including net cash of approximately $10.5 million.  See Note 12 of Notes to Condensed Consolidated Financial Statements.

The Company believes it is capable of supporting its operating requirements, including, but not limited to, pension plan contributions, payments of dividends to shareholders, potential share repurchases, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

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

The following is a reconciliation between the non-GAAP (unaudited) financial measure of non-GAAP earnings per diluted share to its most directly comparable GAAP (unaudited) financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
GAAP earnings per diluted share attributable to Quaker Chemical Corporation
common shareholders	$1.13	$1.16	$1.90	$2.13
Equity loss (income) in a captive insurance company per diluted share	0.01	(0.09)	(0.05)	(0.15)
U.K. pension plan amendment per diluted share	—	—	—	0.05
U.S. customer bankruptcy per diluted share	0.01	—	0.01	—
Cost streamlining initiatives per diluted share	—	0.02	0.01	0.02
Currency conversion impact of the Venezuelan Bolivar Fuerte per diluted share	—	0.02	0.21	0.02
Non-GAAP earnings per diluted share	$1.15	$1.11	$2.08	$2.07

The following is a reconciliation between the non-GAAP (unaudited) financial measure of adjusted EBITDA to its most directly comparable GAAP (unaudited) financial measure:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to Quaker Chemical Corporation	$15,038	$15,427	$25,416	$28,157
Depreciation and amortization	4,666	3,824	9,364	7,712
Interest expense	607	581	1,194	1,106
Taxes on income before equity in net income of associated companies	5,724	6,538	11,083	13,084
Equity loss (income) in a captive insurance company	100	(1,225)	(695)	(2,071)
U.K. pension plan amendment	—	—	—	902
U.S. customer bankruptcy	111	—	111	—
Cost streamlining initiatives	—	348	173	348
Currency conversion impact of the Venezuelan Bolivar Fuerte	—	321	2,806	321
Adjusted EBITDA	$26,246	$25,814	$49,452	$49,559

Operations

Consolidated Operations Review – Comparison of the Second Quarter of 2015 with the Second Quarter of 2014

Net sales for the second quarter of 2015 of $183.7 million decreased 4% from net sales of $191.3 million for the second quarter of 2014.  The decrease in net sales was largely due to impacts from foreign currency translation of $14.2 million, or 7%, and changes due to price and product mix of 1%, which were partially offset by 4% of product volume growth, including $9.8 million, or 5%, of sales attributable to the Company’s 2014 acquisitions.

Gross profit for the second quarter of 2015 increased $2.4 million, or 4%, from the second quarter of 2014, which was primarily driven by increased product volume, noted above, on higher gross margin of 38.4% for the second quarter of 2015 compared to 35.7% for the second quarter of 2014.  The current quarter’s expansion in gross margin was primarily due to the timing of certain raw material cost decreases compared to the prior year quarter, and also, lower manufacturing expenses due to $0.3 million, or $0.02 per diluted share, of costs incurred in the second quarter of 2014 to finalize a manufacturing cost streamlining initiative in the Company’s EMEA segment that began in 2013.

SG&A for the second quarter of 2015 increased $1.9 million compared to the second quarter of 2014, which was due to the net impact of several factors.  Notably, SG&A increased due to incremental costs associated with the Company’s 2014 acquisitions, higher labor-related costs and a U.S. customer bankruptcy charge of $0.1 million, or $0.01 per diluted share, in the second quarter of 2015.  These increases to SG&A were partially offset by decreases from foreign currency translation.

The Company had other expense of $0.1 million in the second quarter of 2015 compared to other income of $0.1 million in the second quarter of 2014.  In both periods, the Company’s other expense was primarily driven by foreign exchange transactional losses, net of third party license fee income, with higher foreign exchange transactional losses in the second quarter of 2015 compared to the second quarter of 2014.

Interest expense in the second quarter of 2015 was approximately $0.1 million higher than the second quarter of 2014, which was driven by higher average borrowings outstanding in the current quarter to fund the Company’s recent acquisition activity.  Interest income decreased by $0.5 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to interest received on several non-income tax-related credits in the second quarter of 2014.

 The Company’s effective tax rates for the second quarters of 2015 and 2014 were 27.1% and 30.6%, respectively.  The primary contributors to the decrease in the current quarter’s effective tax rate were lower changes to reserves for uncertain tax positions in the second quarter of 2015 and a shift in current year earnings to lower tax jurisdictions.

Equity in net income of associated companies (“equity income”) decreased by $1.1 million in the second quarter of 2015 compared to the second quarter of 2014.  A primary component of the Company’s equity income is its interest in a captive insurance company.  Earnings attributable to this equity interest were $1.2 million, or $0.09 per diluted share, for the second quarter of 2014 compared to a loss of $0.1 million, or $0.01 per diluted share, for the second quarter of 2015.  Additionally, the Company’s second quarter of 2014 equity income includes a currency charge of $0.3 million, or $0.02 per diluted share, related to the conversion of certain Venezuela Bolivar Fuerte to U.S. Dollars.

The $0.1 million decrease in net income attributable to noncontrolling interest in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to the Company’s June 2014 acquisition of the noncontrolling interest in its Australian affiliate.

Changes in foreign exchange rates negatively impacted the second quarter of 2015 net income by $1.2 million, or $0.09 per diluted share.

Consolidated Operations Review – Comparison of the First Six Months of 2015 with the First Six Months of 2014

Net sales for the first six months of 2015 of $365.1 million decreased 2% from net sales of $373.0 million for the first six months of 2014.  The decrease in net sales was largely due to impacts from foreign currency translation of $26.3 million, or 7%, and changes due to price and product mix of 1%, which were partially offset by 6% of product volume growth, including $20.2 million, or 5%, related to the Company’s 2014 acquisitions.

Gross profit for the first six months of 2015 increased $3.6 million, or 3%, from the first six months of 2014, which was primarily driven by increased product volumes, noted above, on higher gross margin of 37.5% for the first six months of 2015 compared to 35.7% for the first six months of 2014.  The Company’s expansion in gross margin was primarily due to the timing of certain raw material cost decreases compared to the prior year period, and also, lower manufacturing expenses due to the costs incurred in the prior year period to finalize a manufacturing cost streamlining initiative, noted above.

SG&A for the first six months of 2015 increased $4.6 million from the first six months of 2014, which was due to the net impact of several factors.  Notably, SG&A increased due to incremental costs associated with the Company’s 2014 acquisitions, higher labor-related costs, a current year U.S. customer bankruptcy charge, noted above, a current year charge of $0.2 million, or $0.01 per diluted share, related to a cost streamlining initiative in South America, and a current year charge of $0.2 million, or $0.01 per diluted share, related to events at the Company’s Venezuelan affiliate.  These increases in SG&A were partially offset by  decreases from foreign currency translation, and additional costs of $0.9 million, or $0.05 per diluted share, related to an amendment to the Company’s pension plan in the U.K. incurred in the prior year period.

The Company had other expense of $0.3 million in the first six months of 2015 compared to $0.4 million in the first six months of 2014.  In both periods, the Company’s other expense was primarily driven by foreign exchange transactional losses, net of third party license fee income, with lower foreign exchange transactional losses in the first six months of 2015 compared to the first six months of 2014.

Interest expense increased $0.1 million in the first six months of 2015 compared to the first six months of 2014, primarily due to higher average borrowings outstanding in the current period due to the Company’s 2014 acquisitions.  Interest income decreased $0.7 million in the first six months of 2015 compared to the first six months of 2014, primarily due to interest received on several non-income tax-related credits in the first six months of 2014.

The Company’s effective tax rates for the first six months of 2015 and 2014 were 28.8% and 32.5%, respectively.  The primary contributors to the decrease in the Company’s effective tax rate were lower changes to reserves for uncertain tax positions in the current year and certain one-time items that increased the first six months of 2014 effective tax rate.  The Company continues to enjoy a net reduction to its effective tax rate arising from lower tax rates in foreign jurisdictions.  Also, the Company has experienced and expects to further experience volatility in its effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, among other factors.  Finally, the Company estimates its full year 2015 effective tax rate will approximate 29%.

Equity income decreased $3.6 million in the first six months of 2015 compared to the first six months of 2014.  In the first quarter of 2015, the Company recorded a currency related charge of $2.6 million, or $0.20 per diluted share, at the Company’s Venezuelan affiliate.  See Note 1 of Notes to Condensed Consolidated Financial Statements.  This current year currency related charge was partially offset by the prior year expense related to the conversion of Venezuelan Bolivar Fuerte to the U.S. Dollar of $0.3 million, or $0.02 per diluted share.  Outside of these charges, the primary component of equity income is the Company’s interest in a captive insurance company.  Earnings attributable to this equity interest were $0.7 million, or $0.05 per diluted share, for the first six months of 2015 compared to $2.1 million, or $0.15 per diluted share, for the first six months of 2014.

The $0.5 million decrease in net income attributable to noncontrolling interest in the first six months of 2015 compared to the first six months of 2014 was primarily due to the Company’s June 2014 acquisition of the noncontrolling interest in its Australian affiliate.

Changes in foreign exchange rates, excluding the currency conversion impacts of the Venezuelan Bolivar Fuerte, noted above, negatively impacted the first six months of 2015 net income by $2.2 million, or $0.17 per diluted share.

Reportable Operating Segment Review

The Company offers its industrial process fluids, chemical specialties and technical expertise to a wide range of industries in a global product portfolio throughout its four segments:  (i) North America, (ii) Europe, Middle East and Africa (“EMEA”), (iii) Asia/Pacific and (iv) South America.

Comparison of the Second Quarter of 2015 with the Second Quarter of 2014

North America

North America represented approximately 47% of the Company’s consolidated net sales in the second quarter of 2015, which increased $3.5 million, or 4%, compared to the second quarter of 2014.  The increase in net sales was generally attributable to higher product volumes, including acquisitions, of 3%, and an increase in price and product mix of 3%, partially offset by a decrease from foreign currency translation of 2%.  The foreign exchange impact was primarily due to a decrease in the Mexican Peso to U.S. Dollar exchange rate, which averaged 0.07 in the second quarter of 2015 compared to an average of 0.08 in the second quarter of 2014.  This reportable segment’s operating earnings, excluding indirect expenses, increased $2.4 million, or 13%, compared to the second quarter of 2014.  The second quarter of 2015 increase was mainly driven by higher gross profit on the increases in net sales, noted above, and an increase in gross margin due to timing related to certain raw material cost decreases, partially offset by higher labor-related costs on improved segment performance and incremental SG&A from its 2014 acquisition activity.

EMEA

EMEA represented approximately 22% of the Company’s consolidated net sales in the second quarter of 2015, which decreased $9.1 million, or 18%, compared to the second quarter of 2014.  The decrease in net sales was primarily due to a decrease in foreign currency translation of 18% and a decrease in price and product mix of 4%, partially offset by higher product volumes, including acquisitions, of 4%.  The foreign exchange impact was primarily due to a decrease in the Euro to U.S. Dollar exchange rate, which averaged 1.11 in the second quarter of 2015 compared to an average of 1.37 in the second quarter of 2014.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $1.2 million, or 15%, compared to the second quarter of 2014.  The second quarter of 2015 decrease was mainly driven by lower gross profit on the decreases in net sales, noted above, and incremental SG&A from its 2014 acquisition activity, which was partially offset by an increase in gross margin due to timing related to certain raw material cost decreases, lower costs due to the decrease in the Euro to U.S. Dollar exchange rate, and lower costs from decreased segment performance.

Asia/Pacific

Asia/Pacific represented approximately 26% of the Company’s consolidated net sales in the second quarter of 2015, which increased $2.7 million, or 6%, compared to the second quarter of 2014.  The increase in net sales was primarily due to higher product volumes of 12%, partially offset by a decrease due to price and product mix of 4% and a decrease from foreign currency translation of 2%.  The foreign exchange impact was primarily due to a decrease in the Australian Dollar to U.S. Dollar exchange rate, which averaged 0.78 in the second quarter of 2015 compared to 0.93 in the second quarter of 2014.  This reportable segment’s operating earnings, excluding indirect expenses, increased $2.0 million, or 19%, compared to the second quarter of 2014.  The second quarter of 2015 increase was mainly driven by higher gross profit on the increases in net sales, noted above, and an increase in gross margin due to timing related to certain raw material cost decreases, partially offset by higher labor-related costs on improved segment performance.

South America

South America represented approximately 5% of the Company’s consolidated net sales in the second quarter of 2015, which decreased $4.7 million, or 35%, compared to the second quarter of 2014.  The decrease in net sales was generally attributable to lower product volumes of 18% and a decrease from foreign currency translation of 21%, partially offset by an increase in price and product mix of 4%.  The foreign exchange impact was primarily due to a decrease in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates, which averaged 0.33 and 0.11 in the second quarter of 2015 compared to 0.45 and 0.12 in the second quarter of 2014, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $0.1 million, or 15%, compared to the second quarter of 2014.  The second quarter of 2015 decrease was mainly driven by lower gross profit on the decreases in net sales, noted above, partially offset by an increase in gross margin on a change in price and product mix and lower labor-related costs.  The decrease in labor-related costs are due to the segment’s lower performance, the positive effects from the cost streamlining initiatives taken in this segment during 2013 and 2014, and the decrease in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates.

Comparison of the First Six Months of 2015 with the First Six Months of 2014

North America

North America represented approximately 46% of the Company’s consolidated net sales in the first six months of 2015, which increased $9.7 million, or 6%, compared to the first six months of 2014.  The increase in net sales was generally attributable to higher product volumes, including acquisitions, of 7%, and an increase in price and product mix of 1%, partially offset by a decrease from foreign currency translation of 2%.  The foreign exchange impact was primarily due to a decrease in the Mexican Peso to U.S. Dollar exchange rate, which averaged 0.07 in the first six months of 2015 compared to an average of 0.08 in first six months of 2014.  This reportable segment’s operating earnings, excluding indirect expenses, increased $4.5 million, or 13%, compared to the first six months of 2014.  The increase during the first six months of 2015 was mainly driven by higher gross profit on the increases in net sales, noted above, and an increase in gross margin due to timing related to certain raw material cost decreases, partially offset by higher labor-related costs on improved segment performance and incremental SG&A from its 2014 acquisition activity.

EMEA

EMEA represented approximately 23% of the Company’s consolidated net sales in the first six months of 2015, which decreased $15.1 million, or 15%, compared to the first six months of 2014.  The decrease in net sales was primarily due to a decrease in foreign currency translation of 18% and a decrease in price and product mix of less than 1%, partially offset by higher product volumes, including acquisitions, of 3%.  The foreign exchange impact was primarily due to a decrease in the Euro to U.S. Dollar exchange rate, which averaged 1.12 in the first six months of 2015 compared to an average of 1.37 in the first six months of 2014.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $2.8 million, or 17%, compared to the first six months of 2014.  The decrease in the first six months of 2015 was mainly driven by lower gross profit on the decreases in net sales, noted above, on relatively consistent margins.  These decreases were partially offset by lower costs in the current year due to the decrease in the Euro to U.S. Dollar exchange rate and lower overall labor-related costs on the segment’s performance, partially offset by incremental SG&A from its 2014 acquisition activity.

 Asia/Pacific

Asia/Pacific represented approximately 26% of the Company’s consolidated net sales in the first six months of 2015, which increased $5.8 million, or 7%, compared to the first six months of 2014.  The increase in net sales was primarily due to higher product volumes of 14%, partially offset by a decrease due to price and product mix of 6% and a decrease from foreign currency translation of approximately 1%.  The foreign exchange impact was primarily due to a decrease in the Australian Dollar to U.S. Dollar exchange rates, which averaged 0.78 in the first six months of 2015 compared to 0.91 in the first six months of 2014.  This reportable segment’s operating earnings, excluding indirect expenses, increased $2.5 million, or 12%, compared to the first six months of 2014.  The increase in the first six months of 2015 was mainly driven by higher gross profit on the increases in net sales, noted above, and higher gross margin due to timing related to certain raw material cost decreases.  These increases were partially offset by higher labor-related costs on improved segment performance.

South America

South America represented approximately 5% of the Company’s consolidated net sales in the first six months of 2015, which decreased $8.4 million, or 31%, compared to the first six months of 2014.  The decrease in net sales was generally attributable to lower product volumes of 16% and a decrease from foreign currency translation of 18%, partially offset by an increase in price and product mix of 3%.  The foreign exchange impact was primarily due to a decrease in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates, which averaged 0.34 and 0.11 in the first six months of 2015 compared to 0.44 and 0.13 in the first six months of 2014, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $0.4 million, or 16%, compared to the first six months of 2014.  The first six months of 2015 decrease was mainly driven by lower gross profit on the decreases in net sales, noted above, partially offset by an increase in gross margin on a change in price and product mix and lower labor-related costs.  The decrease in labor-related costs are due to the segment’s lower performance, the positive effects from the cost streamlining initiatives taken in this segment during 2013 and 2014, and the decrease in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We have evaluated the information required under this Item that was disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014, and we believe there has been no material change to that information.

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

Changes in internal control over financial reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended June 30, 2015.

PART II.

OTHER INFORMATION

Items 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 1.  Legal Proceedings

Incorporated by reference is the information in Note 14 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, of this Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report:

(d)
			(c)	Maximum
			Total Number of	Number of Shares (or
			Shares Purchased as	Appropriate Dollar
	(a)	(b)	Part of	Value ) that May Yet
	Total Number	Average	Publicly Announced	Be Purchased Under the
	of Shares	Price Paid	Plans	Plans or
Period	Purchased (1)	Per Share (3)	or Programs	Programs (1)(4)
April 1 - April 30	—	$—	—	252,600 shares
May 1 - May 31	5,016	$86.07	5,016	$99,568,289
June 1 - June 30	14,514 (2)	$86.71	13,838	$98,370,151

Total	19,530	$86.55	18,854	$98,370,151

(1)     On May 6, 2015, the Board of Directors of the Company approved, and the Company announced, a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $100,000,000 of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program has no expiration date.  Except as otherwise indicated in note (2) below, all of the shares acquired by the Company during the applicable respective periods were acquired pursuant to the 2015 Share Repurchase Program.

(2)     Of these shares, 676 were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options exercised, for the payment of taxes upon exercise of employee stock options or for the vesting of restricted stock.

(3)     The price paid for shares acquired from employees pursuant to employee benefit and share based compensation plans, is based on the closing price of the Company’s common stock on the date of exercise or vesting, as specified by the plans pursuant to which the applicable option or restricted stock was granted.

(4)     In connection with the 2015 Share Repurchase Program, as described in note (1) above, share repurchase programs authorized by the Board of Directors in 1995 and 2005, pursuant to which an aggregate of 252,600 additional shares could have been repurchased as of April 30, 2015, were terminated.

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

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Margaret M. Loebl
Date: July 30, 2015	Margaret M. Loebl, Vice President, Chief Financial Officer and Treasurer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)