Form 10-Q/A
period 2015-06-30
QUAKER CHEMICAL CORP
filed 2015-07-31
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Quaker Chemical Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on July 30, 2015, is to furnish Exhibit 101 to the Form 10-Q, which was inadvertently omitted from the original filing, in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101, as described above.  Amendment No. 1 to the Form 10-Q does not reflect any subsequent events occurring after the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II - OTHER INFORMATION

Item 6.  Exhibits

(a) Exhibits

31.1*	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	–	Certification of Michael F. Barry Pursuant to 18 U.S. C. Section 1350
32.2*	–	Certification of Margaret M. Loebl Pursuant to 18 U.S. C. Section 1350
101.INS**	–	XBRL Instance Document
101.SCH**	–	XBRL Extension Schema Document
101.CAL**	–	XBRL Calculation Linkbase Document
101.DEF**	–	XBRL Definition Linkbase Document
101.LAB**	–	XBRL Label Linkbase Document
101.PRE**	–	XBRL Presentation Linkbase Document * Exhibit filed with Quaker Chemical Corporation’s Quarterly Report on Form 10-Q filed on July 30, 2015 ** Furnished with this 10-Q/A

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Margaret M. Loebl
Date: July 31, 2015	Margaret M. Loebl, Vice President, Chief Financial Officer and Treasurer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)