Form 10-Q
period 2015-09-30
QUAKER CHEMICAL CORP
filed 2015-10-28
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on September 30, 2015	13,305,629

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.                        Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$189,224	$198,867	$554,280	$571,827
Cost of goods sold	117,895	128,567	346,006	368,197
Gross profit	71,329	70,300	208,274	203,630
Selling, general and administrative expenses	52,601	49,747	150,237	142,759
Operating income	18,728	20,553	58,037	60,871
Other income (expense), net	185	914	(97)	558
Interest expense	(697)	(641)	(1,891)	(1,747)
Interest income	422	642	1,117	1,990
Income before taxes and equity in net income of associated
companies	18,638	21,468	57,166	61,672
Taxes on income before equity in net income of associated
companies	4,541	5,724	15,624	18,808
Income before equity in net income of associated companies	14,097	15,744	41,542	42,864
Equity in net income (loss) of associated companies	738	375	(688)	2,506
Net income	14,835	16,119	40,854	45,370
Less: Net income attributable to noncontrolling interest	464	423	1,067	1,517
Net income attributable to Quaker Chemical Corporation	$14,371	$15,696	$39,787	$43,853
Per share data:
Net income attributable to Quaker Chemical Corporation
Common Shareholders – basic	$1.08	$1.18	$2.99	$3.31
Net income attributable to Quaker Chemical Corporation
Common Shareholders – diluted	$1.08	$1.18	$2.98	$3.31
Dividends declared	$0.32	$0.30	$0.94	$0.85

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$14,835	$16,119	$40,854	$45,370

Other comprehensive (loss) income, net of tax
Currency translation adjustments	(11,380)	(11,655)	(19,995)	(9,400)
Defined benefit retirement plans	706	1,797	3,133	2,956
Unrealized gain on available-for-sale securities	(687)	(214)	(958)	(316)
Other comprehensive loss	(11,361)	(10,072)	(17,820)	(6,760)

Comprehensive income	3,474	6,047	23,034	38,610
Less: Comprehensive income attributable to noncontrolling
interest	(97)	(177)	(606)	(1,470)
Comprehensive income attributable to Quaker Chemical
Corporation	$3,377	$5,870	$22,428	$37,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value and share amounts)

	Unaudited
	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$96,155	$64,731
Accounts receivable, net	194,852	189,484
Inventories
Raw materials and supplies	38,585	37,961
Work-in-process and finished goods	39,948	39,747
Prepaid expenses and other current assets	20,477	19,595
Total current assets	390,017	351,518
Property, plant and equipment, at cost	234,587	234,516
Less accumulated depreciation	(148,096)	(148,753)
Net property, plant and equipment	86,491	85,763
Goodwill	78,412	77,933
Other intangible assets, net	75,829	70,408
Investments in associated companies	19,617	21,751
Deferred income taxes	21,071	24,411
Other assets	32,306	33,742
Total assets	$703,743	$665,526

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$395	$403
Accounts and other payables	77,212	78,977
Accrued compensation	17,709	19,853
Other current liabilities	27,230	25,668
Total current liabilities	122,546	124,901
Long-term debt	107,913	75,328
Deferred income taxes	11,194	8,584
Other non-current liabilities	85,939	91,578
Total liabilities	327,592	300,391
Commitments and contingencies (Note 14)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and
outstanding 2015 – 13,305,629 shares; 2014 – 13,300,891 shares	13,306	13,301
Capital in excess of par value	104,839	99,056
Retained earnings	321,856	299,524
Accumulated other comprehensive loss	(71,765)	(54,406)
Total Quaker shareholders’ equity	368,236	357,475
Noncontrolling interest	7,915	7,660
Total equity	376,151	365,135
Total liabilities and equity	$703,743	$665,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Unaudited
	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$40,854	$45,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,229	9,154
Amortization	4,998	2,754
Equity in undistributed earnings of associated companies, net of dividends	1,362	(2,306)
Deferred compensation and other, net	(551)	1,672
Stock-based compensation	4,500	3,959
Gain on disposal of property, plant and equipment and other assets	(95)	(125)
Insurance settlement realized	(549)	(1,214)
Pension and other postretirement benefits	2,204	178
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(4,039)	(23,061)
Inventories	(1,028)	(9,143)
Prepaid expenses and other current assets	(3,545)	1,332
Accounts payable and accrued liabilities	(2,521)	9,470
Net cash provided by operating activities	50,819	38,040

Cash flows from investing activities
Investments in property, plant and equipment	(6,115)	(8,376)
Payments related to acquisitions, net of cash acquired	(23,990)	(51,947)
Proceeds from disposition of assets	130	178
Insurance settlement interest earned	28	34
Change in restricted cash, net	521	1,180
Net cash used in investing activities	(29,426)	(58,931)

Cash flows from financing activities
Proceeds from long-term debt	30,668	45,000
Repayment of long-term debt	(304)	(1,106)
Dividends paid	(12,257)	(10,580)
Stock options exercised, other	947	(194)
Payments for repurchase of common stock	(4,989)	—
Excess tax benefit related to stock option exercises	400	430
Purchase of a noncontrolling interest in an affiliate	—	(7,422)
Payment of acquisition-related earnout liability	—	(4,709)
Distributions to noncontrolling affiliate shareholders	—	(1,806)
Net cash provided by financing activities	14,465	19,613
Effect of exchange rate changes on cash	(4,434)	(2,993)
Net increase (decrease) in cash and cash equivalents	31,424	(4,271)
Cash and cash equivalents at beginning of period	64,731	68,492
Cash and cash equivalents at end of period	$96,155	$64,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except certain material adjustments, as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods.  The results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

In 2003, the Venezuelan government suspended the free exchange of Bolivar Fuerte (“BsF”) for foreign currency and implemented certain foreign exchange controls that served to centralize the purchase and sale of foreign currency within the country.  As of December 31, 2014, there were three legally available exchange rates in Venezuela, the CADIVI (or the official rate, 6.3 BsF per U.S. Dollar), the SICAD I (approximately 12 BsF per U.S. Dollar) and the SICAD II (approximately 52 BsF per U.S. Dollar).  In the first quarter of 2015, the Company understood that the Venezuelan government announced changes to its exchange controls.  The Company understood that there continued to be three exchange mechanisms in Venezuela; however, they now consisted of the CADIVI, a combined SICAD I and SICAD II auction mechanism (the “SICAD”) and a newly created, marginal currency system (the “SIMADI”).  The CADIVI exchange largely remained the same, except that the government further restricted what products qualify and can, therefore, legally be imported or traded under this exchange.  The government has yet to fully disclose who can access or trade on the newly formed combined SICAD market and minimal related auctions have occurred since late 2014.  Finally, the newly created SIMADI is legally available to all parties, however, at significantly higher exchange rates than the CADIVI or SICAD.  As of September 30, 2015, the published rate for the SIMADI is approximately 199 BsF per U.S. Dollar.

The Company has a Venezuelan equity affiliate, Kelko Quaker Chemical, S.A. (“Kelko Venezuela”).  Venezuela’s economy has been considered hyper inflationary under U.S. GAAP since 2010, at which time Kelko Venezuela’s functional currency was changed to the U.S. Dollar.  Accordingly, all gains and losses resulting from the remeasurement of Kelko Venezuela’s monetary assets and liabilities to the CADIVI or other published exchange rates are required to be recorded directly to the Condensed Consolidated Statement of Income.  As of December 31, 2014, Kelko Venezuela had access to the CADIVI for imported goods, had not been invited to participate in any SICAD I auctions and had limited access to the SICAD II mechanism.  Accordingly, the Company measured its equity investment and other related assets with Kelko Venezuela at the CADIVI exchange rate at December 31, 2014.  In light of the first quarter of 2015 changes to Venezuela’s foreign exchange controls and the on-going economic challenges in Venezuela, the Company re-assessed Kelko Venezuela’s access to U.S. Dollars, the impact on the operations of Kelko Venezuela, and the impact on the Company’s equity investment and other related assets.  During the first quarter of 2015, the Company determined that the CADIVI was no longer available to Kelko Venezuela for import transactions and the government has yet to fully disclose who can access or trade on the newly formed combined SICAD mechanism and minimal related auctions have occurred to date.  As a result, the Company revalued its equity investment in Kelko Venezuela and other related assets to the SIMADI exchange rate of approximately 193 BsF per U.S. Dollar as of March 31, 2015.  This resulted in a charge of approximately $2,806, or $0.21 per diluted share, recorded in the first quarter of 2015.  Comparatively, during the second quarter of 2014, the Company recorded a charge of $321, or $0.02 per diluted share, related to the conversion of certain Venezuelan Bolivar Fuerte to U.S. Dollars on the historical SICAD II exchange.  As of September 30, 2015, the Company’s equity investment in Kelko Venezuela was $174, which continues to be valued at the SIMADI exchange rate.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company.  Where the Company acts as the principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers.  Where the Company acts as an agent, such revenue is recorded using net reporting as service revenues, at the amount of the administrative fee earned by the Company for ordering the goods.  Third-party products transferred under arrangements resulting in net reporting totaled $12,140 and $36,193 for the three and nine months ended September 30, 2015, respectively.  Comparatively, third-party products transferred under arrangements resulting in net reporting totaled $11,829 and $33,328 for the three and nine months ended September 30, 2014, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 2 – Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued an accounting standard update in September 2015 regarding the accounting and disclosure for measurement period adjustments for business combinations.  The update requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified, rather than restating prior period financial statements.  The guidance within this accounting standard update is effective for annual and interim periods beginning after December 15, 2015, and should be applied on a prospective basis for the reporting periods presented.  The Company is currently evaluating the effects of this guidance, but does not expect a material impact.

The FASB issued an accounting standard update in July 2015 regarding simplifying the measurement of inventory.  The guidance is applicable for entities that measure inventory using the first-in, first-out or average cost methods.  Specifically, the update requires that inventory be measured at lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  This guidance should be applied prospectively with early adoption permitted.  The Company is currently evaluating the effects of this guidance, but does not expect a material impact.

The FASB issued an accounting standard update in May 2015 regarding the required disclosures for entities that elect to measure the fair value of certain investments using the net asset value per share (or its equivalent) practical expedient in accordance with the fair value measurement authoritative guidance.  The update removes the requirement to categorize within the fair value hierarchy, and, also, limits the requirement to make certain other disclosures, for all such investments.  The amendments in this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and should be applied on a retrospective basis for the periods presented.  Early adoption is permitted.  The Company is currently evaluating the effects of this guidance, but does not expect a material impact.

The FASB issued an accounting standard update in April 2015 regarding the presentation of debt issuance costs on the balance sheet.  The update requires capitalized debt issuance costs be presented on the balance sheet as a reduction to debt, rather than recorded as a separate asset.  The amendments in this update are effective for annual and interim periods beginning after December 15, 2015 and should be applied on a retrospective basis for the periods presented.  Early adoption is permitted.  Also, in June 2015, the SEC staff announced that the guidance within this accounting standard update was not applicable to revolving debt arrangements or credit facilities.  The Company is currently evaluating the effects of this guidance, and the SEC’s announcement, but does not expect a material impact.

The FASB issued an accounting standard update in May 2014 regarding the accounting for and disclosure of revenue recognition.  Specifically, the update outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which will be common to both U.S. GAAP and International Financial Reporting Standards.  The guidance was effective for annual and interim periods beginning after December 15, 2016, which allowed for full retrospective adoption of prior period data or a modified retrospective adoption.  Early adoption was not permitted.  In August 2015, the FASB issued an accounting standard update to delay the effective date of the new revenue standard by one year, or, in other words, to be effective for annual and interim periods beginning after December 15, 2017.  Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  The Company is currently evaluating the effects of this guidance.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The following table presents information about the performance of the Company’s reportable operating segments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales
North America	$90,010	$87,909	$258,977	$247,137
EMEA	45,989	49,352	130,345	148,769
Asia/Pacific	46,067	49,601	138,913	136,661
South America	7,158	12,005	26,045	39,260
Total net sales	$189,224	$198,867	$554,280	$571,827

Operating earnings, excluding indirect operating expenses
North America	$21,893	$17,771	$59,938	$51,350
EMEA	7,106	8,589	20,538	24,794
Asia/Pacific	11,250	11,925	33,874	32,064
South America	261	883	2,270	3,281
Total operating earnings, excluding indirect operating expenses	40,510	39,168	116,620	111,489
Indirect operating expenses	(20,031)	(17,489)	(53,585)	(47,864)
Amortization expense	(1,751)	(1,126)	(4,998)	(2,754)
Consolidated operating income	18,728	20,553	58,037	60,871
Other income (expense), net	185	914	(97)	558
Interest expense	(697)	(641)	(1,891)	(1,747)
Interest income	422	642	1,117	1,990
Consolidated income before taxes and equity in net income of
associated companies	$18,638	$21,468	$57,166	$61,672

Inter-segment revenue for the three and nine months ended September 30, 2015 was $2,250 and $6,885 for North America, $5,185 and $14,559 for EMEA, $267 and $523 for Asia/Pacific and $0 and $13 for South America, respectively.  Inter-segment revenue for the three and nine months ended September 30, 2014 was $2,605 and $6,411 for North America, $5,801 and $16,582 for EMEA, $127 and $329 for Asia/Pacific and zero for South America, respectively.  However, all inter-segment transactions have been eliminated from each reportable operating segment’s net sales and earnings for all periods presented above.

Note 4 – Stock-Based Compensation

The Company recognized the following share-based compensation expense in selling, general and administrative expenses in its Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options	$164	$171	$548	$492
Nonvested stock awards and restricted stock units	668	593	2,179	1,758
Employee stock purchase plan	19	18	56	54
Non-elective and elective 401(k) matching contribution in stock	449	413	1,624	1,561
Director stock ownership plan	31	32	93	94
Total share-based compensation expense	$1,331	$1,227	$4,500	$3,959

As of September 30, 2015 and 2014, the Company recorded $400 and $430, respectively, of excess tax benefits in capital in excess of par value on its Condensed Consolidated Balance Sheets related to stock option exercises.  The Company’s estimated taxes payable was sufficient to fully recognize these benefits as cash inflows from financing activities in its Condensed Consolidated Statement of Cash Flows, which represented the Company’s estimate of cash savings through the nine months ended September 30, 2015 and 2014, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Stock option activity under all plans is as follows:

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price	Contractual
	Options	(per option)	Term (years)
Options outstanding at December 31, 2014	87,075	$59.09
Options granted	38,698	87.30
Options exercised	(21,157)	46.61
Options forfeited	(4,945)	78.42
Options outstanding at September 30, 2015	99,671	$71.73	5.3
Options exercisable at September 30, 2015	31,457	$56.46	4.3

As of September 30, 2015, the total intrinsic value of options outstanding was approximately $890, and the total intrinsic value of exercisable options was $643.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at September 30, 2015 is as follows:

				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
Range of			of Options	Contractual	Exercise Price	of Options	Exercise Price
Exercise Prices			Outstanding	Term (years)	(per option)	Exercisable	(per option)
$—	-	$10.00	—	—	$—	—	$—
$10.01	-	$20.00	2,367	1.3	18.82	2,367	18.82
$20.01	-	$30.00	—	—	—	—	—
$30.01	-	$40.00	6,317	3.4	38.13	6,317	38.13
$40.01	-	$50.00	—	—	—	—	—
$50.01	-	$60.00	21,055	4.4	58.26	11,997	58.26
$60.01	-	$70.00	—	—	—	—	—
$70.01	-	$80.00	33,786	5.4	73.47	10,776	73.47
$80.01	-	$90.00	36,146	6.4	87.30	—	—
			99,671	5.3	71.73	31,457	56.46

As of September 30, 2015, unrecognized compensation expense related to options granted during 2013 was $85, for options granted during 2014 was $360 and for options granted in 2015 was $664.

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

Approximately $62 and $163 of expense was recorded on these options during the three and nine months ended September 30, 2015, respectively.  The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Activity of nonvested shares granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2014	124,450	$61.80
Granted	27,266	$86.39
Vested	(33,681)	$46.76
Forfeited	(7,644)	$61.12
Nonvested awards, September 30, 2015	110,391	$72.51

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of September 30, 2015, unrecognized compensation expense related to these awards was $4,207 to be recognized over a weighted average remaining period of 1.88 years.

Activity of nonvested restricted stock units granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Units	(per unit)
Nonvested awards, December 31, 2014	7,158	$61.03
Granted	1,450	$87.30
Vested	(2,434)	$43.45
Nonvested awards, September 30, 2015	6,174	$74.14

The fair value of the nonvested restricted stock units is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of September 30, 2015, unrecognized compensation expense related to these awards was $200 to be recognized over a weighted average remaining period of 1.77 years.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 5 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Service Cost	$763	$716	$1	$5	$2,297	$2,186	$12	$15
Interest Cost	1,256	1,506	47	58	3,772	4,567	146	174
Expected return on plan assets	(1,367)	(1,588)	—	—	(4,165)	(4,796)	—	—
Actuarial loss amortization	862	763	12	16	2,620	2,311	64	48
Prior service cost amortization	(25)	(21)	—	—	(76)	830	—	—
Net periodic benefit cost	$1,489	$1,376	$60	$79	$4,448	$5,098	$222	$237

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

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2014, that it expected to make minimum cash contributions of $4,176 to its pension plans and $568 to its other postretirement benefit plan in 2015.  As of September 30, 2015, $1,835 and $449 of contributions have been made to the Company’s pension plans and its postretirement benefit plans, respectively.

Note 6 – Other income (expense), net

The components of other income (expense), net for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income from third party license fees	$161	$181	$619	$736
Foreign exchange (losses) gains, net	(79)	160	(978)	(824)
Gain on fixed asset disposals, net	21	25	76	130
Non-income tax and other related refunds	72	531	141	531
Other non-operating income	53	88	179	152
Other non-operating expense	(43)	(71)	(134)	(167)
Total other income (expense), net	$185	$914	$(97)	$558

Note 7 – Income Taxes and Uncertain Income Tax Positions

The Company’s first nine months of 2015 effective tax rate was 27.3%, compared to the first nine months of 2014 effective tax rate of 30.5%.  The primary contributors to the difference in the effective tax rate from the prior year were lower changes in reserves related to uncertain tax positions, a mix of earnings between higher and lower tax jurisdictions, and certain other one-time items that impacted 2015’s effective tax rate comparison.

As of September 30, 2015, the Company’s cumulative liability for gross unrecognized tax benefits was $10,628.  At December 31, 2014, the Company’s cumulative liability for gross unrecognized tax benefits was $11,845.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statements of Income.  The Company recognized ($55) and ($216) for interest and ($1) and $187 for penalties on its Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015, respectively, and recognized ($6) and ($64) for interest and ($99) and ($1) for

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

penalties on its Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2014, respectively.  As of September 30, 2015, the Company had accrued $1,508 for cumulative interest and $1,900 for cumulative penalties, compared to $1,868 for cumulative interest and $1,845 for cumulative penalties accrued at December 31, 2014.

During the three months ended September 30, 2015, the Company recognized a decrease of approximately $793 in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.  During the three months ended September 30, 2014, the Company recognized a decrease in its cumulative liability for gross unrecognized tax benefits of $802 due to the expiration of the applicable statutes of limitations for certain tax years.

During the nine months ended September 30, 2015, the Company recognized a decrease of approximately $1,533 in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.  During the nine months ended September 30, 2014, the Company recognized a decrease of approximately $1,877 in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.

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

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions.  Tax years that remain subject to examination by major tax jurisdictions include Brazil from 2000, Italy from 2007, the Netherlands and the United Kingdom from 2009, China from 2010, Spain from 2011, the United States from 2011, and various domestic state tax jurisdictions from 1993.

During 2012, the Italian tax authorities initiated a transfer pricing audit of the Company’s Italian subsidiary, Quaker Italia S.r.l., relating to the tax years 2007, 2008, 2009 and 2010.  During the second quarter of 2015, the Italian tax authorities completed an audit of the Company’s Italian subsidiary, Quaker Chemical S.r.l. (formerly NP Coil Dexter Industries, S.r.l.), relating to the tax years 2010, 2011, 2012 and 2013, and proposed audit adjustments for those years.  There have been no significant developments during the third quarter of 2015 related to either of these Italian tax assessments.   In October 2015, subsequent to the date of these financial statements, the Dutch tax authorities notified the Company that they intend to assess the Company's Netherlands subsidiary for additional income taxes related to the 2011 tax year.    As of September 30, 2015, the Company believes it has adequate reserves, where merited, for uncertain tax positions with respect to these audits.

Note 8 – Earnings Per Share

The following table summarizes earnings per share calculations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$14,371	$15,696	$39,787	$43,853
Less: income allocated to participating securities	(121)	(140)	(351)	(385)
Net income available to common shareholders	$14,250	$15,556	$39,436	$43,468
Basic weighted average common shares outstanding	13,209,119	13,133,668	13,206,122	13,114,553
Basic earnings per common share	$1.08	$1.18	$2.99	$3.31

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$14,371	$15,696	$39,787	$43,853
Less: income allocated to participating securities	(121)	(140)	(350)	(384)
Net income available to common shareholders	$14,250	$15,556	$39,437	$43,469
Basic weighted average common shares outstanding	13,209,119	13,133,668	13,206,122	13,114,553
Effect of dilutive securities	13,333	22,673	16,181	21,147
Diluted weighted average common shares outstanding	13,222,452	13,156,341	13,222,303	13,135,700
Diluted earnings per common share	$1.08	$1.18	$2.98	$3.31

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The following aggregate numbers of stock options and restricted stock units are not included in the diluted earnings per share calculation since the effect would have been anti-dilutive: 7,903 and 6,146 for the three months ended September 30, 2015 and 2014, respectively, and 6,460 and 5,254 for the nine months ended September 30, 2015 and 2014, respectively.

Note 9 – Goodwill and Other Intangible Assets

The Company completes its annual impairment test as of the end of the third quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units.  The Company continually evaluates the financial performance, economic conditions and other relevant developments in assessing if an interim period impairment test for one or more of its reporting units is necessary.  The Company completed its annual impairment assessment as of the end of the third quarter of 2015 and no impairment charge was warranted.  The estimated fair value of each of the Company’s reporting units substantially exceeded its carrying value, with no reporting unit at risk for failing step one of the goodwill impairment test.  In addition, the Company has recorded no impairment charges in the past.  Changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows:

	North			South
	America	EMEA	Asia/Pacific	America	Total
Balance as of December 31, 2014	$42,677	$16,050	$16,006	$3,200	$77,933
Goodwill additions	30	3,457	103	—	3,590
Currency translation adjustments	(231)	(1,107)	(728)	(1,045)	(3,111)
Balance as of September 30, 2015	$42,476	$18,400	$15,381	$2,155	$78,412

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2015 and December 31, 2014 were as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2015	2014	2015	2014
Customer lists and rights to sell	$68,456	$63,502	$15,501	$12,681
Trademarks and patents	23,834	18,944	5,240	4,066
Formulations and product technology	5,808	5,808	4,035	3,896
Other	6,850	6,647	5,443	4,950
Total definite-lived intangible assets	$104,948	$94,901	$30,219	$25,593

The Company recorded $1,751 and $4,998 of amortization expense for the three and nine months ended September 30, 2015, respectively.  Comparatively, the Company recorded $1,126 and $2,754 of amortization expense for the three and nine months ended September 30, 2014, respectively.  Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2015	$6,827
For the year ended December 31, 2016	6,864
For the year ended December 31, 2017	6,432
For the year ended December 31, 2018	6,211
For the year ended December 31, 2019	6,109
For the year ended December 31, 2020	5,831

The Company has two indefinite-lived intangible assets totaling $1,100 for trademarks at September 30, 2015 and December 31, 2014.

Note 10 – Debt

The Company’s primary credit line is a $300,000 syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions, which matures in June 2018.  The maximum amount available under this facility can be increased to $400,000 at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Access to this facility is dependent on meeting certain financial, acquisition and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  At September 30, 2015 and December 31, 2014, the consolidated leverage ratio was approximately 1.1 to 1 and below 1.0 to 1, respectively, and the Company was also in compliance with all of the facility’s other covenants.  At September 30, 2015 and December 31, 2014, the Company had approximately $87,261 and $58,421 outstanding under this facility.

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

In connection with the 2015 Share Repurchase Program, the Company acquired 59,110 shares of common stock, for $4,989, during the nine months ended September 30, 2015.  The Company has elected not to hold treasury shares, and, therefore, has retired the shares as they are repurchased.  It is the Company’s accounting policy to record the excess paid over par value as a reduction in retained earnings for all shares repurchased.

The following tables present the changes in equity and noncontrolling interest, net of tax, for the three and nine months ended September 30, 2015 and 2014:

				Accumulated
		Capital in		other
	Common	excess of	Retained	comprehensive	Noncontrolling
	stock	par value	earnings	loss	interest	Total
Balance at June 30, 2015	$13,337	$103,082	$315,060	$(60,771)	$7,818	$378,526
Net income	—	—	14,371	—	464	14,835
Amounts reported in other comprehensive
loss	—	—	—	(10,994)	(367)	(11,361)
Repurchases of common stock	(40)	—	(3,319)	—	—	(3,359)
Dividends ($0.32 per share)	—	—	(4,256)	—	—	(4,256)
Share issuance and equity-based compensation
plans	9	1,735	—	—	—	1,744
Excess tax benefit from stock option exercises	—	22	—	—	—	22
Balance at September 30, 2015	$13,306	$104,839	$321,856	$(71,765)	$7,915	$376,151

Balance at June 30, 2014	$13,242	$95,508	$279,161	$(31,587)	$8,386	$364,710
Net income	—	—	15,696	—	423	16,119
Amounts reported in other comprehensive
loss	—	—	—	(9,826)	(246)	(10,072)
Dividends ($0.30 per share)	—	—	(3,981)	—	—	(3,981)
Distributions to noncontrolling affiliate
shareholders	—	—	—	—	(1,149)	(1,149)
Acquisition of noncontrolling interest	—	7	—	—	148	155
Share issuance and equity-based compensation
plans	27	1,039	—	—	—	1,066
Excess tax benefit from stock option exercises	—	163	—	—	—	163
Balance at September 30, 2014	$13,269	$96,717	$290,876	$(41,413)	$7,562	$367,011

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

				Accumulated
		Capital in		other
	Common	excess of	Retained	comprehensive	Noncontrolling
	stock	par value	earnings	loss	interest	Total
Balance at December 31, 2014	$13,301	$99,056	$299,524	$(54,406)	$7,660	$365,135
Net income	—	—	39,787	—	1,067	40,854
Amounts reported in other comprehensive
loss	—	—	—	(17,359)	(461)	(17,820)
Repurchases of common stock	(59)	—	(4,930)	—	—	(4,989)
Dividends ($0.94 per share)	—	—	(12,525)	—	—	(12,525)
Disposition of noncontrolling interest	—	—	—	—	(351)	(351)
Share issuance and equity-based compensation
plans	64	5,383	—	—	—	5,447
Excess tax benefit from stock option exercises	—	400	—	—	—	400
Balance at September 30, 2015	$13,306	$104,839	$321,856	$(71,765)	$7,915	$376,151

Balance at December 31, 2013	$13,196	$99,038	$258,285	$(34,700)	$8,877	$344,696
Net income	—	—	43,853	—	1,517	45,370
Amounts reported in other comprehensive
loss	—	—	—	(6,713)	(47)	(6,760)
Dividends ($0.85 per share)	—	—	(11,262)	—	—	(11,262)
Distributions to noncontrolling affiliate
shareholders	—	—	—	—	(1,806)	(1,806)
Acquisition of noncontrolling interest	—	(6,443)	—	—	(979)	(7,422)
Share issuance and equity-based compensation
plans	73	3,692	—	—	—	3,765
Excess tax benefit from stock option exercises	—	430	—	—	—	430
Balance at September 30, 2014	$13,269	$96,717	$290,876	$(41,413)	$7,562	$367,011

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

The following tables show the reclassifications from and resulting balances of accumulated other comprehensive loss (“AOCI”) for the three and nine months ended September 30, 2015 and 2014:

			Unrealized
	Currency	Defined	gain (loss) in
	translation	benefit	available-for-
	adjustments	pension plans	sale securities	Total
Balance at June 30, 2015	$(22,833)	$(39,124)	$1,186	$(60,771)
Other comprehensive (loss) income before
reclassifications	(11,013)	170	(861)	(11,704)
Amounts reclassified from AOCI	—	849	(179)	670
Current period other comprehensive (loss) income	(11,013)	1,019	(1,040)	(11,034)
Related tax amounts	—	(313)	353	40
Net current period other comprehensive (loss) income	(11,013)	706	(687)	(10,994)
Balance at September 30, 2015	$(33,846)	$(38,418)	$499	$(71,765)

Balance at June 30, 2014	$3,208	$(36,274)	$1,479	$(31,587)
Other comprehensive (loss) income before
reclassifications	(11,409)	1,698	(24)	(9,735)
Amounts reclassified from AOCI	—	759	(300)	459
Current period other comprehensive (loss) income	(11,409)	2,457	(324)	(9,276)
Related tax amounts	—	(660)	110	(550)
Net current period other comprehensive (loss) income	(11,409)	1,797	(214)	(9,826)
Balance at September 30, 2014	$(8,201)	$(34,477)	$1,265	$(41,413)

			Unrealized
	Currency	Defined	gain (loss) in
	translation	benefit	available-for-
	adjustments	pension plans	sale securities	Total
Balance at December 31, 2014	$(14,312)	$(41,551)	$1,457	$(54,406)
Other comprehensive (loss) income before
reclassifications	(19,534)	1,821	(956)	(18,669)
Amounts reclassified from AOCI	—	2,608	(495)	2,113
Current period other comprehensive (loss) income	(19,534)	4,429	(1,451)	(16,556)
Related tax amounts	—	(1,296)	493	(803)
Net current period other comprehensive (loss) income	(19,534)	3,133	(958)	(17,359)
Balance at September 30, 2015	$(33,846)	$(38,418)	$499	$(71,765)

Balance at December 31, 2013	$1,152	$(37,433)	$1,581	$(34,700)
Other comprehensive (loss) income before
reclassifications	(9,353)	1,842	1,481	(6,030)
Amounts reclassified from AOCI	—	2,290	(1,959)	331
Current period other comprehensive (loss) income	(9,353)	4,132	(478)	(5,699)
Related tax amounts	—	(1,176)	162	(1,014)
Net current period other comprehensive (loss) income	(9,353)	2,956	(316)	(6,713)
Balance at September 30, 2014	$(8,201)	$(34,477)	$1,265	$(41,413)

Approximately 30% and 70% of the amounts reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income for defined benefit retirement plans during the three and nine months ended September 30, 2015 and 2014 were recorded in cost of goods sold and SG&A, respectively.  See Note 5 of Notes to Condensed Consolidated Financial Statements for further information.  All reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Company’s equity interest in a captive insurance company and are recorded in equity in net income of associated companies.  The amounts reported in other comprehensive income for non-controlling interest are related to currency translation adjustments.

Note 12 – Business Acquisitions

In July 2015, the Company acquired Verkol, S.A. (“Verkol”), a leading specialty grease and other lubricants manufacturer based in Northern Spain for its EMEA reportable operating segment for approximately 36,455 EUR, or approximately $40,009, including cash acquired of approximately 14,115 EUR, or approximately $15,491, and assumed long-term debt of approximately 2,187 EUR, or approximately $2,400.  In addition, the Company incurred approximately $2,813, or $0.15 per diluted share, of one-time transaction expenses in the third quarter of 2015, related to this acquisition.  Verkol is a market leader with world-class grease manufacturing capabilities and state-of-the-art research and development facilities, selling products into industrial end markets with a particular strength serving the steel industry.  Also, Verkol brings a unique technology in continuous casting products that will provide the Company with cross-selling opportunities to its global steel customer base.  The Company allocated the purchase price to $11,743 of intangible assets, comprised of trademarks and formulations, to be amortized over 15 years; a non-compete agreement, to be amortized over 4 years; and customer relationships, to be amortized over 15 years.  In addition, the Company has recorded $3,861 of goodwill, related to expected value outside its other acquired assets, none of which will be tax deductible.

As of September 30, 2015, the allocation of the purchase price for the Verkol acquisition has not been finalized and the one-year measurement period has not ended.  Further adjustments may be necessary as a result of the Company’s assessment of additional information related to the fair value of assets acquired and liabilities assumed.  The following table presents the current allocation of the purchase price of the assets acquired and liabilities assumed:

Verkol Acquisition
Current assets	$30,907
Property, plant & equipment	7,873
Intangibles
Customer lists and rights to sell	6,146
Trademarks and patents	5,378
Other intangibles	219
Goodwill	3,861
Other long-term assets	146
Total assets purchased	54,530
Current liabilities	(7,349)
Long-term debt	(2,400)
Other long-term liabilities	(4,772)
Total liabilities assumed	(14,521)
Cash paid for acquisitions	$40,009

In December 2014, the Company acquired a business that is principally concerned with safety fluid applications for mining sites in its Asia/Pacific reportable operating segment for net consideration of approximately 2,850 Australian Dollars, or approximately $2,355.  The Company also assumed an additional 300 Australian Dollars, or approximately $248, hold-back of consideration.  This acquisition provides a strategic opportunity for Quaker in the core Australian mining market.  The Company allocated the purchase price to $1,802 of intangible assets, comprised of trademarks and formulations, to be amortized over 15 years; a non-competition agreement, to be amortized over 5 years; and customer relationships, to be amortized over 15 years.  In addition, the Company has recorded $1,178 of goodwill, related to expected value outside its other acquired assets, none of which will be tax deductible.

In November 2014, the Company acquired Binol AB (“Binol”), a leading bio-lubricants producer primarily serving the Nordic region for its EMEA reportable operating segment for approximately 136,500 SEK, or approximately $18,536, which is net of 4,400 SEK, or approximately $528, received by the Company as part of a post-closing adjustment in the first quarter of 2015.  The post-closing adjustment recorded in the first quarter of 2015 adjusted the acquisition’s goodwill.  This acquisition provides a strategic opportunity for Quaker to leverage Binol's environmentally friendly technology and customer-aligned products, including neat oil technology for metalworking applications and biodegradable hydraulic oils, across the Company’s global footprint.  The Company allocated the purchase price to $11,805 of intangible assets, comprised of trademarks and formulations, to be amortized over 15 years; a non-competition agreement, to be amortized over 5 years; and customer relationships, to be amortized over 14 years.  In addition, the Company has recorded $5,726 of goodwill, net of the $528 post-closing adjustment mentioned above, related to expected value outside its other acquired assets, none of which will be tax deductible.

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

During 2015, the Company identified and recorded certain adjustments to the allocations of the purchase price for certain 2014 acquisitions.  These adjustments were the result of the Company assessing additional information related to assets acquired and liabilities assumed during the one-year measurement period following each acquisition.  As of September 30, 2015, the allocations of the purchase price for all of the Company’s 2014 acquisitions, except ECLI, have not been finalized and the one-year measurement period for all of the acquisitions has not ended.  Further adjustments to the open acquisitions for 2014 may be necessary as a result of the Company’s assessment of additional information related to the fair values of assets acquired and liabilities assumed.  The following table presents the current allocation of the purchase price of the assets acquired and liabilities assumed in all of the Company’s acquisitions in 2014:

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

The results of operations of the acquired businesses and assets are included in the Condensed Consolidated Statements of Income from their respective acquisition dates.  Transaction expenses associated with these acquisitions are included in SG&A in the Company’s Condensed Consolidated Statements of Income.  Certain pro forma and other information is not presented, as the operations of the acquired businesses are not material to the overall operations of the Company for the periods presented.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Note 13 – Fair Value Measurements

The Company has valued its company-owned life insurance policies and various deferred compensation assets and liabilities at fair value.  The Company’s assets and liabilities subject to fair value measurement were as follows:

		Fair Value Measurements at September 30, 2015
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,291	$—	$1,291	$—
Total	$1,291	$—	$1,291	$—

		Fair Value Measurements at December 31, 2014
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,361	$—	$1,361	$—
Company-owned life insurance - Deferred compensation assets	310	—	310	—
Other deferred compensation assets
Large capitalization registered investment companies	71	71	—	—
Mid capitalization registered investment companies	7	7	—	—
Small capitalization registered investment companies	13	13	—	—
International developed and emerging markets registered
investment companies	37	37	—	—
Fixed income registered investment companies	6	6	—	—
Total	$1,805	$134	$1,671	$—

		Fair Value Measurements at December 31, 2014
	Total	Using Fair Value Hierarchy
Liabilities	Fair Value	Level 1	Level 2	Level 3
Deferred compensation liabilities
Large capitalization registered investment companies	$404	$404	$—	$—
Mid capitalization registered investment companies	108	108	—	—
Small capitalization registered investment companies	90	90	—	—
International developed and emerging markets registered
investment companies	179	179	—	—
Fixed income registered investment companies	40	40	—	—
Fixed general account	160	—	160	—
Total	$981	$821	$160	$—

During the second quarter of 2015, the Company’s Board of Directors authorized the termination of its Executive Deferred Compensation Plan.  As a result, the Company had no deferred compensation assets or liabilities subject to fair value measurement and accounting related to its Executive Deferred Compensation Plan on its Condensed Consolidated Balance Sheet as of September 30, 2015.  In connection with the termination of the Executive Deferred Compensation Plan, the Company paid out associated liabilities of $1,018 during the third quarter of 2015, which were primarily funded by the Company’s previously held deferred compensation assets.

The fair values of Company-owned life insurance (“COLI”) and COLI deferred compensation assets are based on quotes for like instruments with similar credit ratings and terms.  The fair values of other deferred compensation assets and liabilities are based on quoted prices in active markets.  The Company did not hold Level 3 investments as of September 30, 2015 or December 31, 2014, respectively, so related disclosures have not been included.

Note 14 – Commitments and Contingencies

In 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary.  In voluntary coordination with the Santa Ana California Regional Water Quality Board (“SACRWQB”), ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”).  In 2004, the Orange County Water District (“OCWD”) filed a civil complaint against ACP and other parties seeking to recover compensatory and other damages

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

related to the investigation and remediation of the contamination in the groundwater.  Pursuant to the settlement agreement with OCWD, ACP agreed, among other things, to operate the two groundwater treatment systems to hydraulically contain groundwater contamination emanating from ACP’s site until the concentrations of PERC released by ACP fell below the current Federal maximum contaminant level for four consecutive quarterly sampling events.  In February 2014, ACP, OCWD and SACRWQB, ceased operation at one of its two groundwater treatment systems, as it had met the above condition for closure.  Based on the most recent modeling, it is estimated that the remaining system will operate for another fifteen months to thirty nine months.

As of September 30, 2015, the Company believes that the range of potential-known liabilities associated with the balance of the ACP water remediation program is approximately $440 to $1,100, for which the Company has sufficient reserves.  This represents an increased range of estimated potential-known liabilities from prior reporting periods, as ACP has lengthened by twelve months for both the low and high end, its expectation of meeting the settlement agreement’s closure standards.  The low and high ends of the range are based on the length of operation of the treatment system as determined by groundwater modeling.  Costs of operation include the operation and maintenance of the extraction well, groundwater monitoring and program management.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.  Approximately $315 and $173 was accrued at September 30, 2015 and December 31, 2014, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos.  The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds received from insurance settlements.  To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary.  Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is less than $3,800 (excluding costs of defense).  Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary.  These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of the policies.  A significant portion of this primary insurance coverage was provided by an insurer that is insolvent, and the other primary insurers asserted that the aggregate limits of their policies have been exhausted.  The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary.  In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in 2005 and 2007 for $15,000 and $20,000, respectively.  The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation.  In 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier is paying 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims.  The agreement continues until terminated and can only be terminated by either party by providing a minimum of two years prior written notice.  As of September 30, 2015, no notice of termination has been given under this agreement.  At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits.  The Company believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers.  Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts)

(Unaudited)

Since its inception, the subsidiary had been consistent in its VAT collection and remittance practices and had never been contacted by any tax authority relative to VAT.  The subsidiary later determined that for certain products, a portion of the VAT was incorrectly paid and that the total VAT due exceeded the amount originally collected and remitted by the subsidiary.  In response, the subsidiary modified its VAT invoicing and payment procedures to eliminate or mitigate future exposure.  In 2010, three jurisdictions contacted the subsidiary and, since then, the subsidiary has either participated in an amnesty program or entered into a settlement whereby it paid a reduced portion of the amounts owed in resolution of those jurisdictions’ claims, and no related accruals exist as of September 30, 2015 or December 31, 2014.  In late 2013, an additional jurisdiction issued an assessment against the subsidiary for certain tax years leading to a net charge of $796, which represented the Company’s best estimate of the amount that ultimately may be paid.  The subsidiary has filed an appeal of the assessment alleging certain errors by such jurisdiction related to the assessment.

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

The charges taken by the Company in 2013 assume a successful recovery of the VAT incorrectly paid, as well as reductions in interest and penalties from anticipated future amnesty programs or settlements.  On a similar basis, if all other potentially impacted jurisdictions were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $2,600 with one jurisdiction representing approximately 85 percent of this additional exposure, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

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

The Company delivered solid operating results in the third quarter of 2015, despite continued significant foreign exchange headwinds and lower global steel production.  Net sales were $189.2 million for the third quarter of 2015 compared to $198.9 million for the third quarter of 2014.  The 5% decrease in net sales was driven by negative impacts from foreign currency translation of $14.9 million, or 8%, which offset the Company’s product volume and acquisition-related growth in the quarter.  Gross profit for the third quarter of 2015 improved year-over-year from increased product volume on higher gross margin of 37.7% for the third quarter of 2015 compared to 35.4% for the third quarter of 2014.  These improved margins were driven by timing of certain raw material cost decreases compared to the prior year quarter.  Selling, general and administrative expenses (“SG&A”) increased $2.9 million in the third quarter of 2015 compared to the third quarter of 2014, on higher labor-related costs and incremental costs associated with the Company’s prior and current year acquisitions, including certain one-time transaction expenses of $2.8 million, or $0.15 per diluted share, incurred with the Company’s third quarter of 2015 Verkol S.A. (“Verkol”) acquisition.  These increases to SG&A were partially offset by lower expenses from decreases in foreign currency translation.  The net impact of these contributions to the Company’s operating performance for the third quarter of 2015 were supplemented by a lower tax rate compared to the third quarter of 2014 and impacted by certain other items, discussed in the Company’s Consolidated Operations Review, in the Operations section of this Item, below.

From a regional perspective, the Company’s third quarter of 2015 operating performance was primarily driven by its North America region, which experienced increased volumes and higher gross margins.  The strong performance in North America was partially offset by lower operating results in the Company’s other three regions: Europe, Middle East and Africa (“EMEA”), Asia/Pacific and South America.  Related to EMEA, the region’s decreased results from the third quarter of 2014 were mainly driven by the decline in the value of the Euro, which offset higher product volumes, including contributions from the Company’s 2015 and 2014 acquisitions of Verkol and Binol AB (“Binol”), respectively.  Asia/Pacific experienced higher gross margins, but its performance was overshadowed by slightly lower volume, declines in price and product mix and negative impacts from foreign currency translation due to the decline in the value of the Chinese Renminbi, Indian Rupee and Australian Dollar.  Finally, South America’s performance was negatively impacted by the continued economic downturn and related effects on end-user production in Brazil.  In addition, foreign exchange continues to negatively impact South America’s results, due to the decline in the value of the Brazilian Real and the Argentinian Peso.  These decreases to the region’s performance were partially offset by the positive effects of the cost streamlining initiatives taken in this segment during 2013 and 2014.  See the Reportable Operating Segment Review, in the Operations section of this Item, below.

The net result was earnings per diluted share of $1.08 for the third quarter of 2015 compared to $1.18 for the third quarter of 2014.  The third quarter of 2015 results included the one-time transaction expenses of $2.8 million, or $0.15 per diluted share, related to the Verkol acquisition, noted above.  With these transaction expenses and other uncommon items excluded, non-GAAP earnings per diluted share were $1.19 for the third quarter of 2015, which were even with non-GAAP earnings for the third quarter of 2014.  The Company was able to achieve these reported and non-GAAP results despite a negative impact of $0.09 per diluted share, or 8%, from changes in foreign exchange rates and lower global steel production.  In addition, the Company’s adjusted EBITDA increased approximately 1% to $26.8 million for the third quarter of 2015 compared to $26.5 million in the third quarter of 2014, despite similar impacts from foreign exchange and lower global steel production.  See the Non-GAAP Measures section of this Item, below.

The Company’s solid operating performance, coupled with better working capital management, generated net operating cash flows of approximately $23.5 million in the third quarter of 2015, which increased its year-to-date net operating cash flow to $50.8 million compared to $38.0 million for the first nine months of 2014.  Specifically, the primary changes in the Company’s working capital were improved levels of accounts receivable and inventory, partially offset by higher cash outflows from prepaid expenses and other current assets and accounts payable and accrued liabilities.  These working capital changes are further discussed in the Company’s Liquidity and Capital Resources section of this Item, below.

Overall, the Company is pleased with another quarter of stable earnings and strong cash flow generation despite a variety of market challenges.  Foreign exchange headwinds continue to have the most significant negative impact on the Company’s earnings as a result of the strong U.S. Dollar, while the Company is also challenged by global steel industry production declines.  In addition, the Company continues to see weak economic conditions over several of its regions, especially South America.  The Company’s sales have also been impacted from downward price adjustments due to lower raw material costs experienced during the current year.  However, despite these headwinds, the Company was able to deliver consistent non-GAAP earnings through margin expansion, market share gains and our recent acquisitions.  Looking forward to the remainder of 2015, while the Company anticipates a continued strong U.S. Dollar and generally weak market conditions in most countries, the Company believes market share gains and acquisitions will continue to compensate for these challenges.  Also, the Company’s strong cash flow generation and balance sheet continue to be strengths that will allow it to continue to pursue key strategic initiatives and acquisitions.  Overall, the Company remains confident in its future and expects its fourth quarter and full year 2015 non-GAAP earnings to exceed 2014, leading to the Company’s sixth consecutive year of earnings improvement.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $96.2 million at September 30, 2015 from $64.7 million at December 31, 2014.  The $31.5 million increase was the result of $50.8 million of cash provided by operating activities and $14.5 million of cash provided by financing activities, partially offset by $29.4 million of cash used in investing activities and a $4.4 million negative impact due to the effect of exchange rates on cash.

Net cash flows provided by operating activities were $50.8 million in the first nine months of 2015 compared to $38.0 million in the first nine months of 2014.  The $12.8 million increase in cash flows provided by operating activities was driven by solid operating performance and lower cash invested in the Company’s working capital during the first nine months of 2015 compared to the first nine months of 2014.  Specifically, the Company’s cash flows from its accounts receivables improved due to better collection efforts and timing of sales during the quarter.  Also, the Company’s cash flows from inventories improved due to more stable levels in the first nine months of 2015 compared to the first nine months of 2014, when the Company reestablished safety stock levels that were low at year-end 2013.  Partially offsetting these increases to the current year’s operating cash flows were higher cash outflows from prepaid expenses and other current assets, primarily related to increased tax payments, and an increase in cash outflows due to timing of payments related to the Company’s trade accounts payable and accrued liabilities.  In addition, the Company received a $0.6 million dividend distribution in the third quarter of 2015 from its captive insurance equity affiliate, which also impacted the prior year comparison of the Company’s operating cash flow.

Net cash flows used in investing activities decreased from $58.9 million in the first nine months of 2014 to $29.4 million in the first nine months of 2015.  The $29.5 million decrease in cash used in investing activities was primarily due to lower payments for acquisitions and property, plant and equipment.  During the first nine months of 2014, the Company used $52.0 million to purchase ECLI Products, LLC (“ECLI”) for its North American segment.  Comparatively, the Company used $24.5 million to purchase Verkol for its EMEA segment in the first nine months of 2015.  In addition, the Company had a cash inflow of $0.5 million during the first nine months of 2015 due to a post-closing adjustment related to its 2014 acquisition of Binol.  Related to property, plant and equipment, the decrease was primarily due to lower spending on information technology development and other related initiatives primarily in the Company’s EMEA segment.  These decreases were partially offset by lower cash inflow due to changes in the Company’s restricted cash, which are dependent upon the timing of claims and payments associated with a subsidiary’s asbestos litigation.

Net cash flows provided by financing activities were $14.5 million in the first nine months of 2015 compared to $19.6 million in the first nine months of 2014.  The $5.1 million decrease in cash provided by financing activities was due to the net impact of several factors.  Specifically, proceeds from long-term debt were $30.7 million in the first nine months of 2015 as compared to $45.0 million in the first nine months of 2014.  Notably, the current year’s borrowings were primarily used to fund the acquisition of Verkol, mentioned above, whereas, the prior year’s borrowings were primarily used to fund the acquisition of ECLI, mentioned above, the purchase of the remaining interest in the Company’s Australian affiliate, a payment of an acquisition-related earnout liability and dividends to noncontrolling affiliate shareholders.  However, the current year had higher cash outflow on increased dividend payments in the first nine months of 2015 as compared to the first nine months of 2014, due to higher shares outstanding and increased dividends declared per share.  Also, the Company had cash outflows of $5.0 million in the first nine months of 2015, to repurchase 59,110 shares of the Company’s common stock in connection with the Company’s share repurchase program.  In May 2015, the Board of Directors of the Company authorized a share repurchase program authorizing the repurchase of up to $100.0 million of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program provides a framework of conditions under which management can repurchase shares of the Company’s common stock.  The Company intends to repurchase shares to at least offset the dilutive impact of shares issued each year as part of employee benefit and share-based compensation plans.

The Company’s primary credit line is a $300.0 million syndicated multicurrency credit agreement with Bank of America, N.A. (administrative agent) and certain other major financial institutions.  The facility matures in June 2018.  The maximum amount available under this facility can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under this facility generally bear interest at either a base rate or LIBOR rate plus a margin.  At September 30, 2015 and December 31, 2014, the Company had $87.3 million and $58.4 million outstanding on this credit line, respectively.  Access to this facility is dependent on meeting certain financial, acquisition and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  As of September 30, 2015 and December 31, 2014, the Company’s consolidated leverage ratio was approximately 1.1 to 1 and below 1.0 to 1, respectively.  In addition, the Company was in compliance with all of the facility’s other covenants as of September 30, 2015 and December 31, 2014.

At September 30, 2015, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $14.0 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $10.0 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements, including, but not limited to, pension plan contributions, payments of dividends to shareholders, potential share repurchases, possible acquisitions and business opportunities, capital expenditures and possible resolution of contingencies, through internally generated funds supplemented with debt or equity as needed.

Critical Accounting Policies

The Company’s critical accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2014 remain materially consistent.  However, the Company completed its annual goodwill and other intangible impairment assessment during the third quarter of 2015.  Based on this assessment, the following is an update to the Company’s related critical accounting policy:

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

  The Company completed its annual impairment assessment as of the end of the third quarter of 2015, and no impairment charge was warranted.  Furthermore, the estimated fair value of each of the Company’s reporting units substantially exceeded its carrying value, with none of the Company’s reporting units at risk for failing step one of the goodwill impairment test.  The Company’s consolidated goodwill and indefinite-lived intangible assets at September 30, 2015 and December 31, 2014 were $79.5 million and $79.0 million, respectively.  The Company used a WACC of approximately 11% and, at September 30, 2015, this assumption would have had to increase by more than 9 percentage points to a WACC of approximately 20% before any of the Company’s reporting units would fail step one of the impairment analysis.  Furthermore, at September 30, 2015, the Company’s estimate of future NOPAT would have had to decrease by more than 36.0% before any of the Company’s reporting units would be considered potentially impaired.

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

The following is a reconciliation between the non-GAAP (unaudited) financial measure of non-GAAP earnings per diluted share to its most directly comparable GAAP (unaudited) financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
GAAP earnings per diluted share attributable to Quaker Chemical Corporation
common shareholders	$1.08	$1.18	$2.98	$3.31
Equity income in a captive insurance company per diluted share	(0.04)	(0.01)	(0.09)	(0.16)
Verkol transaction expenses per diluted share	0.15	—	0.15	—
U.K. pension plan amendment per diluted share	—	—	—	0.05
U.S. customer bankruptcies per diluted share	0.00	0.02	0.01	0.02
Cost streamlining initiatives per diluted share	—	—	0.01	0.02
Currency conversion impact of the Venezuelan Bolivar Fuerte per diluted share	—	—	0.21	0.02
Non-GAAP earnings per diluted share	$1.19	$1.19	$3.27	$3.26

The following is a reconciliation between the non-GAAP (unaudited) financial measure of adjusted EBITDA to its most directly comparable GAAP (unaudited) financial measure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to Quaker Chemical Corporation	$14,371	$15,696	$39,787	$43,853
Depreciation and amortization	4,863	4,196	14,227	11,908
Interest expense	697	641	1,891	1,747
Taxes on income before equity in net income of associated companies	4,541	5,724	15,624	18,808
Equity income in a captive insurance company	(526)	(72)	(1,221)	(2,142)
Verkol transaction expenses	2,813	—	2,813	—
U.K. pension plan amendment	—	—	—	902
U.S. customer bankruptcies	68	310	179	310
Cost streamlining initiatives	—	—	173	348
Currency conversion impact of the Venezuelan Bolivar Fuerte	—	—	2,806	321
Adjusted EBITDA	$26,827	$26,495	$76,279	$76,055

Operations

Consolidated Operations Review – Comparison of the Third Quarter of 2015 with the Third Quarter of 2014

Net sales for the third quarter of 2015 of $189.2 million decreased 5% from net sales of $198.9 million for the third quarter of 2014.  The decrease in net sales was largely due to impacts from foreign currency translation of $14.9 million, or 8%, and changes due to price and product mix of 1%, which were partially offset by 4% of product volume growth, including $10.8 million, or 5%, of sales attributable to the Company’s current and prior year acquisitions.

Gross profit for the third quarter of 2015 increased $1.0 million, or 1%, from the third quarter of 2014, which was primarily driven by increased product volume, noted above, on higher gross margin of 37.7% for the third quarter of 2015 compared to 35.4% for the third quarter of 2014.  The current quarter’s expansion in gross margin was mainly due to the timing of certain raw material cost decreases compared to the prior year quarter.

SG&A for the third quarter of 2015 increased $2.9 million compared to the third quarter of 2014, which was due to the net impact of several factors.  Notably, SG&A increased due to higher labor-related costs and incremental costs associated with the Company’s current and prior year acquisitions, including certain one-time transaction expenses of $2.8 million, or $0.15 per diluted share, incurred in the third quarter of 2015 related to the Verkol acquisition.  These increases to SG&A were partially offset by decreases from foreign currency translation and a U.S. customer bankruptcy charge of $0.3 million, or $0.02 per diluted share, incurred in the third quarter of 2014.

The Company had other income of $0.2 million in the third quarter of 2015 compared to $0.9 million in the third quarter of 2014.  The decrease of $0.7 million was primarily driven by lower receipts of annual government grants in one of the company’s regions in the third quarter of 2015 compared to the third quarter of 2014 and higher foreign exchange transactional losses in the third quarter of 2015 compared to the third quarter of 2014.

Interest expense in the third quarter of 2015 was approximately $0.1 million higher than the third quarter of 2014, which was driven by higher average borrowings outstanding in the current quarter to fund the Company’s recent acquisition activity.  Interest income decreased by $0.2 million in the third quarter of 2015 compared to the third quarter of 2014, primarily due to a decrease in the level of cash invested in certain regions with higher returns and interest received on certain tax-related credits in the third quarter of 2014.

 The Company’s effective tax rates for the third quarters of 2015 and 2014 were 24.4% and 26.7%, respectively.  The primary contributors to the decrease in the current quarter’s effective tax rate were lower changes to reserves for uncertain tax positions, a mix of earnings between higher and lower tax jurisdictions and certain one-time items that decreased the third quarter of 2015’s effective tax rate.

Equity in net income of associated companies (“equity income”) increased by $0.4 million in the third quarter of 2015 compared to the third quarter of 2014.  The primary component of the Company’s equity income is its interest in a captive insurance company.  Earnings attributable to this equity interest were $0.5 million, or $0.04 per diluted share, for the third quarter of 2015 compared to $0.1 million, or $0.01 per diluted share, for the third quarter of 2014.

Outside the $2.8 million of one-time transaction expenses mentioned above, the Company realized a minimal impact to net income from its current quarter Verkol acquisition, as its respective operational results were offset by acquisition-related costs and initial adjustments related to fair value accounting.

Changes in foreign exchange rates negatively impacted the Company’s third quarter of 2015 net income by approximately 8%, or $0.09 per diluted share.

Consolidated Operations Review – Comparison of the First Nine Months of 2015 with the First Nine Months of 2014

Net sales for the first nine months of 2015 of $554.3 million decreased 3% from net sales of $571.8 million for the first nine months of 2014.  The decrease in net sales was largely due to impacts from foreign currency translation of $41.2 million, or 7%, and changes due to price and product mix of 1%, which were partially offset by 5% of product volume growth, including $30.7 million, or 5%, of sales attributable to the Company’s current and prior year acquisitions.

Gross profit for the first nine months of 2015 increased $4.6 million, or 2%, from the first nine months of 2014, which was primarily driven by increased product volume, noted above, on higher gross margin of 37.6% for the first nine months of 2015 compared to 35.6% for the first nine months of 2014.  The Company’s expansion in gross margin was primarily due to the timing of certain raw material cost decreases compared to the prior year period, and also, lower manufacturing expenses due to $0.3 million, or $0.02 per diluted share, of costs incurred in the prior year to finalize a manufacturing cost streamlining initiative in the Company’s EMEA segment that began in 2013.

SG&A for the first nine months of 2015 increased $7.5 million from the first nine months of 2014, which was due to the net impact of several factors.  Notably, SG&A increased due to higher overall labor-related costs, incremental costs associated with the Company’s current and prior year acquisitions, including the current year transaction expenses, noted above, and current year charges of $0.2 million, or $0.01 per diluted share, related to a cost streamlining initiative in South America, $0.2 million, or $0.01 per diluted share, related to certain U.S. customer bankruptcies and $0.2 million, or $0.01 per diluted share, related to events at the Company’s Venezuelan affiliate.  These increases in SG&A were partially offset by  decreases from foreign currency translation, a prior year cost of $0.9 million, or $0.05 per diluted share, related to an amendment to the Company’s pension plan in the U.K., and, also, the prior year U.S. customer bankruptcy charge, noted above.

The Company had other expense of $0.1 million in the first nine months of 2015 compared to other income of $0.6 million in the first nine months of 2014.  The $0.7 million decrease in other income was primarily due to lower receipts of annual government grants received in one of the Company’s regions and higher foreign exchange transactional losses in the first nine months of 2015 compared to the first nine months of 2014.

Interest expense increased $0.1 million in the first nine months of 2015 compared to the first nine months of 2014, primarily due to higher average borrowings outstanding in the current period to fund the Company’s recent acquisitions.  Interest income decreased $0.9 million in the first nine months of 2015 compared to the first nine months of 2014, primarily due to a decrease in the level of cash invested in certain regions with higher returns and interest received on certain tax-related credits during the first nine months of 2014.

The Company’s effective tax rates for the first nine months of 2015 and 2014 were 27.3% and 30.5%, respectively.  The primary contributors to the decrease in the Company’s effective tax rate were lower changes to reserves for uncertain tax positions, a mix of earnings between higher and lower tax jurisdictions and certain other one-time items that impacted the first nine months of 2015 effective tax rate comparison.  The Company continues to enjoy a net reduction to its effective tax rate arising from lower tax rates in foreign jurisdictions.  Also, the Company has experienced and expects to further experience volatility in its effective tax rate due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, among other factors.  Finally, the Company estimates its full year effective tax rate will approximate 28% for 2015.

Equity income decreased $3.2 million in the first nine months of 2015 compared to the first nine months of 2014.  In the first quarter of 2015, the Company recorded a currency related charge of $2.6 million, or $0.20 per diluted share, at the Company’s Venezuelan affiliate.  See Note 1 of Notes to Condensed Consolidated Financial Statements.  This current year charge was partially offset by a similar prior year expense related to the conversion of Venezuelan Bolivar Fuerte to the U.S. Dollar of $0.3 million, or $0.02 per diluted share.  Outside of these charges, the primary component of equity income is the Company’s interest in a captive insurance company.  Earnings attributable to this equity interest were $1.2 million, or $0.09 per diluted share, for the first nine months of 2015 compared to $2.1 million, or $0.16 per diluted share, for the first nine months of 2014.

The $0.5 million decrease in net income attributable to noncontrolling interest in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the Company’s June 2014 acquisition of the noncontrolling interest in its Australian affiliate.

Outside the $2.8 million of one-time transaction expenses mentioned above, the Company realized a minimal impact to net income from its current year Verkol acquisition, as its respective operational results were offset by acquisition-related costs and initial adjustments related to fair value accounting.

Changes in foreign exchange rates, excluding the currency conversion impacts of the Venezuelan Bolivar Fuerte, noted above, negatively impacted the first nine months of 2015 net income by approximately 8%, or $0.26 per diluted share.

Reportable Operating Segment Review

The Company offers its industrial process fluids, chemical specialties and technical expertise to a wide range of industries in a global product portfolio throughout its four segments:  (i) North America, (ii) EMEA, (iii) Asia/Pacific and (iv) South America.

Comparison of the Third Quarter of 2015 with the Third Quarter of 2014

North America

North America represented approximately 48% of the Company’s consolidated net sales in the third quarter of 2015, which increased $2.1 million, or 2%, compared to the third quarter of 2014.  The increase in net sales was generally attributable to higher product volumes, including acquisitions, of 5%, partially offset by a decrease from foreign currency translation of 3%.  The foreign exchange impact was primarily due to a decrease in the Mexican Peso to U.S. Dollar exchange rate, which averaged 0.06 in the third quarter of 2015 compared to an average of 0.08 in the third quarter of 2014.  This reportable segment’s operating earnings, excluding indirect expenses, increased $4.1 million, or 23%, compared to the third quarter of 2014.  The third quarter of 2015 increase was mainly driven by higher gross profit on the increase in net sales, noted above, and an increase in gross margin due to price and product mix as well as timing related to certain raw material cost decreases, partially offset by higher labor-related costs on improved segment performance and incremental SG&A from 2014 acquisition activity.

EMEA

EMEA represented approximately 24% of the Company’s consolidated net sales in the third quarter of 2015, which decreased $3.4 million, or 7%, compared to the third quarter of 2014.  The decrease in net sales was primarily due to a decrease in foreign currency translation of 15% and a decrease in price and product mix of 6%, partially offset by higher product volumes, including acquisitions, of 14%.  The foreign exchange impact was primarily due to a decrease in the Euro to U.S. Dollar exchange rate, which averaged 1.11 in the third quarter of 2015 compared to an average of 1.33 in the third quarter of 2014.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $1.5 million, or 17%, compared to the third quarter of 2014.  The third quarter of 2015 decrease was mainly driven by lower gross profit on the decrease in net sales, noted above, lower gross margin on a change in price and product mix and incremental SG&A from current and prior year acquisition activity, which was partially offset by  lower costs on decreased segment performance and the decrease in the Euro to U.S. Dollar exchange rate.

Asia/Pacific

Asia/Pacific represented approximately 24% of the Company’s consolidated net sales in the third quarter of 2015, which decreased $3.5 million, or 7%, compared to the third quarter of 2014.  The decrease in net sales was primarily due to lower product volumes of 1%, a decrease in price and product mix of 2%, and a decrease from foreign currency translation of 4%.  The foreign exchange impact was primarily due to a decrease in the Chinese Renminbi, Indian Rupee and Australian Dollar to U.S. Dollar exchange rates, which averaged 0.160, 0.015 and 0.73 in the third quarter of 2015 compared to 0.162, 0.017 and 0.93 in the third quarter of 2014, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $0.7 million, or 6%, compared to the third quarter of 2014.  The third quarter of 2015 decrease was mainly driven by lower gross profit on the decrease in net sales, noted above, and higher labor-related costs, partially offset by higher gross margins due to a change in price and product mix, as well as timing related to certain raw material cost decreases, and lower costs due to the decrease in the Chinese Renminbi, Indian Rupee and Australian Dollar to U.S. Dollar exchange rates.

South America

South America represented approximately 4% of the Company’s consolidated net sales in the third quarter of 2015, which decreased $4.8 million, or 40%, compared to the third quarter of 2014.  The decrease in net sales was generally attributable to lower product volumes of  approximately 12% and a decrease from foreign currency translation of 28%.  The foreign exchange impact was primarily due to a decrease in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates, which averaged 0.28 and 0.11 in the third quarter of 2015 compared to 0.44 and 0.12 in the third quarter of 2014, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $0.6 million, or 70%, compared to the third quarter of 2014.  The third quarter of 2015 decrease was mainly driven by lower gross profit on the decrease in net sales, noted above, and lower gross margin on a change in price and product mix, partially offset by lower labor-related costs.  The decrease in labor-related costs are primarily due to the segment’s lower performance, the positive effects from the cost streamlining initiatives taken in this segment during 2013 and 2014, and the decrease in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates.

Comparison of the First Nine Months of 2015 with the First Nine Months of 2014

North America

North America represented approximately 47% of the Company’s consolidated net sales in the first nine months of 2015, which increased $11.8 million, or 5%, compared to the first nine months of 2014.  The increase in net sales was generally attributable to higher product volumes, including acquisitions, of 6%, and an increase in price and product mix of 1%, partially offset by a decrease from foreign currency translation of 2%.  The foreign exchange impact was primarily due to a decrease in the Mexican Peso to U.S. Dollar exchange rate, which averaged 0.06 in the first nine months of 2015 compared to an average of 0.08 in first nine months of 2014.  This reportable segment’s operating earnings, excluding indirect expenses, increased $8.6 million, or 17%, compared to the first nine months of 2014.  The increase during the first nine months of 2015 was mainly driven by higher gross profit on the increase in net sales, noted above, and an increase in gross margin due to price and product mix and timing related to certain raw material cost decreases, partially offset by higher labor-related costs on improved segment performance and incremental SG&A from 2014 acquisition activity.

EMEA

EMEA represented approximately 23% of the Company’s consolidated net sales in the first nine months of 2015, which decreased $18.4 million, or 12%, compared to the first nine months of 2014.  The decrease in net sales was primarily due to a decrease in foreign currency translation of 17% and a decrease in price and product mix of 2%, partially offset by higher product volumes, including acquisitions, of 7%.  The foreign exchange impact was primarily due to a decrease in the Euro to U.S. Dollar exchange rate, which averaged 1.12 in the first nine months of 2015 compared to an average of 1.36 in the first nine months of 2014.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $4.3 million, or 17%, compared to the first nine months of 2014.  The decrease in the first nine months of 2015 was mainly driven by lower gross profit on the decrease in net sales, noted above, on relatively consistent margin, and, also, incremental SG&A from current and prior year acquisition activity.  These decreases were partially offset by lower overall labor-related costs on the segment’s lower performance and lower costs in the current year due to the decrease in the Euro to U.S. Dollar exchange rate.

 Asia/Pacific

Asia/Pacific represented approximately 25% of the Company’s consolidated net sales in the first nine months of 2015, which increased $2.3 million, or 2%, compared to the first nine months of 2014.  The increase in net sales was primarily due to higher product volumes of 7%, partially offset by a decrease due to price and product mix of 3% and a decrease from foreign currency translation of 2%.  The foreign exchange impact was primarily due to a decrease in the Chinese Renminbi, Indian Rupee and Australian Dollar to U.S. Dollar exchange rates, which averaged 0.162, 0.0157 and 0.76 in the first nine months of 2015 compared to 0.163, 0.0165 and 0.92 in the first nine months of 2014.  This reportable segment’s operating earnings, excluding indirect expenses, increased $1.8 million, or 6%, compared to the first nine months of 2014.  The increase in the first nine months of 2015 was mainly driven by higher gross profit on the increase in net sales, noted above, higher gross margin due to price and product mix and timing related to certain raw material cost decreases, and lower costs due to the decrease in the Chinese Renminbi, Indian Rupee and Australian Dollar to U.S. Dollar exchange rates.  These increases were partially offset by higher labor-related costs on improved segment performance.

South America

South America represented approximately 5% of the Company’s consolidated net sales in the first nine months of 2015, which decreased $13.2 million, or 34%, compared to the first nine months of 2014.  The decrease in net sales was generally attributable to lower product volumes of 15% and a decrease from foreign currency translation of 21%, partially offset by an increase in price and product mix of 2%.  The foreign exchange impact was primarily due to a decrease in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates, which averaged 0.32 and 0.11 in the first nine months of 2015 compared to 0.44 and 0.13 in the first nine months of 2014, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $1.0 million, or 31%, compared to the first nine months of 2014.  The decrease in the first nine months of 2015 was mainly driven by lower gross profit on the decrease in net sales, noted above, partially offset by an increase in gross margin due to price and product mix and timing related to certain raw material cost decreases, and lower labor-related costs.  The decrease in labor-related costs are due to the segment’s lower performance, the positive effects from the cost streamlining initiatives taken in this segment during 2013 and 2014, and the decrease in the Brazilian Real and Argentinian Peso to U.S. Dollar exchange rates.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in Quaker’s subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  Our forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control.  A major risk is that demand for the Company’s products and services is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production shutdowns.  Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, customer financial stability, worldwide economic and political conditions, foreign currency fluctuations, future terrorist attacks and other acts of violence.  Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers.  These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results. Other factors beyond those discussed could also adversely affect us.  Therefore, we caution you not to place undue reliance on our forward-looking statements.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

Changes in internal control over financial reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended September 30, 2015.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report:

			(c)
			Total Number of	(d)
	(a)	(b)	Shares Purchased as	Maximum Amount
	Total Number	Average	Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	Per Share (3)	Plans or Programs	Plans or Programs (1)
July 1 - July 31	14,069 (2)	$84.34	13,838	$97,203,340
August 1 - August 31	13,209	$87.41	13,209	$96,048,695
September 1 - September 30	13,209	$78.59	13,209	$95,010,643

Total	40,487	$83.47	40,256	$95,010,643

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

(2)     Of these shares, 231 were acquired from employees upon their surrender of previously owned shares in payment of the exercise price of employee stock options exercised, for the payment of taxes upon exercise of employee stock options or for the vesting of restricted stock.

(3)     The price paid for shares acquired from employees pursuant to employee benefit and share-based compensation plans, is, in each case, based on the closing price of the Company’s common stock on the date of exercise or vesting, as specified by the plan pursuant to which the applicable option or restricted stock was granted.

Item 6.  Exhibits

(a) Exhibits

31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	–	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S. C. Section 1350
32.2	–	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S. C. Section 1350
101.INS	–	XBRL Instance Document
101.SCH	–	XBRL Extension Schema Document
101.CAL	–	XBRL Calculation Linkbase Document
101.DEF	–	XBRL Definition Linkbase Document
101.LAB	–	XBRL Label Linkbase Document
101.PRE	–	XBRL Presentation Linkbase Document

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Michael F. Barry
Date: October 28, 2015	Michael F. Barry, Chairman, Chief Executive Officer and President, and Interim Chief Financial Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)