Form 10-Q
period 2016-03-31
QUAKER CHEMICAL CORP
filed 2016-04-27
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on March 31, 2016	13,236,040

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.                        Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Unaudited
	Three Months Ended March 31,
	2016	2015
Net sales	$178,077	$181,330
Cost of goods sold	110,202	115,002
Gross profit	67,875	66,328
Selling, general and administrative expenses	48,641	48,464
Operating income	19,234	17,864
Other income (expense), net	706	(194)
Interest expense	(741)	(587)
Interest income	348	320
Income before taxes and equity in net income of associated companies	19,547	17,403
Taxes on income before equity in net income of associated companies	6,305	5,359
Income before equity in net income of associated companies	13,242	12,044
Equity in net income (loss) of associated companies	102	(1,437)
Net income	13,344	10,607
Less: Net income attributable to noncontrolling interest	398	229
Net income attributable to Quaker Chemical Corporation	$12,946	$10,378
Per share data:
Net income attributable to Quaker Chemical Corporation common shareholders – basic	$0.98	$0.78
Net income attributable to Quaker Chemical Corporation common shareholders – diluted	$0.98	$0.78
Dividends declared	$0.32	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Unaudited
	Three Months Ended March 31,
	2016	2015
Net income	$13,344	$10,607

Other comprehensive income (loss), net of tax
Currency translation adjustments	4,733	(11,083)
Defined benefit retirement plans	187	2,478
Unrealized gain on available-for-sale securities	456	70
Other comprehensive income (loss)	5,376	(8,535)

Comprehensive income	18,720	2,072
Less: Comprehensive income attributable to noncontrolling interest	(460)	(259)
Comprehensive income attributable to Quaker Chemical Corporation	$18,260	$1,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value and share amounts)

	Unaudited
	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$94,374	$81,053
Accounts receivable, net	188,218	188,297
Inventories
Raw materials and supplies	37,322	36,876
Work-in-process and finished goods	40,898	38,223
Prepaid expenses and other current assets	20,537	21,404
Total current assets	381,349	365,853
Property, plant and equipment, at cost	236,811	231,164
Less accumulated depreciation	(149,576)	(143,545)
Net property, plant and equipment	87,235	87,619
Goodwill	80,003	79,111
Other intangible assets, net	72,464	73,287
Investments in associated companies	21,194	20,354
Non-current deferred tax assets	19,916	23,468
Other assets	32,405	32,218
Total assets	$694,566	$681,910

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$645	$662
Accounts and other payables	69,748	71,543
Accrued compensation	13,626	19,166
Accrued restructuring	5,969	6,303
Other current liabilities	25,397	26,881
Total current liabilities	115,385	124,555
Long-term debt	97,620	81,439
Non-current deferred tax liabilities	11,071	11,400
Other non-current liabilities	78,964	83,273
Total liabilities	303,040	300,667
Commitments and contingencies (Note 15)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and
outstanding 2016 – 13,236,040 shares; 2015 – 13,288,113 shares	13,236	13,288
Capital in excess of par value	107,950	106,333
Retained earnings	329,684	326,740
Accumulated other comprehensive loss	(68,002)	(73,316)
Total Quaker shareholders’ equity	382,868	373,045
Noncontrolling interest	8,658	8,198
Total equity	391,526	381,243
Total liabilities and equity	$694,566	$681,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Unaudited
	For the Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$13,344	$10,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,157	3,071
Amortization	1,777	1,627
Equity in undistributed earnings of associated companies, net of dividends	(27)	1,437
Deferred compensation and other, net	980	1,091
Stock-based compensation	1,798	1,685
Gain on disposal of property, plant and equipment and other assets	(20)	(21)
Insurance settlement realized	(279)	(115)
Pension and other postretirement benefits	(2,685)	10
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	2,602	3,428
Inventories	(1,800)	(2,584)
Prepaid expenses and other current assets	1,183	(2,634)
Accounts payable and accrued liabilities	(8,647)	(9,516)
Change in restructuring liabilities	(509)	—
Net cash provided by operating activities	10,874	8,086

Cash flows from investing activities
Investments in property, plant and equipment	(2,172)	(2,414)
Payments related to acquisitions, net of cash acquired	(1,384)	528
Proceeds from disposition of assets	26	80
Insurance settlement interest earned	8	10
Change in restricted cash, net	271	105
Net cash used in investing activities	(3,251)	(1,691)

Cash flows from financing activities
Proceeds from long-term debt	14,687	—
Repayment of long-term debt	(159)	(1,327)
Dividends paid	(4,243)	(3,990)
Stock options exercised, other	(253)	(50)
Payments for repurchase of common stock	(5,859)	—
Excess tax benefit related to stock option exercises	104	287
Net cash provided by (used in) financing activities	4,277	(5,080)
Effect of exchange rate changes on cash	1,421	(1,708)
Net increase (decrease) in cash and cash equivalents	13,321	(393)
Cash and cash equivalents at beginning of period	81,053	64,731
Cash and cash equivalents at end of period	$94,374	$64,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except certain material adjustments, as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods.  The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.  During the first quarter of 2016, the Company revised its Condensed Consolidated Balance Sheet for December 31, 2015, reducing non-current deferred tax assets and non-current deferred tax liabilities by $3.6 million each, to correct for offsetting deferred tax balances within related taxing jurisdictions.  The Company considers such revision to be immaterial and the revision had no impact on reported equity, net income or net cash provided by operating activities.

Venezuela’s economy has been considered hyper inflationary under U.S. GAAP since 2010, at which time the Company’s Venezuela equity affiliate, Kelko Quaker Chemical, S.A. (“Kelko Venezuela”), changed its functional currency from the bolivar fuerte (“BsF”) to the U.S. dollar.  Accordingly, all gains and losses resulting from the remeasurement of Kelko Venezuela’s monetary assets and liabilities to published exchange rates are required to be recorded directly to the Condensed Consolidated Statement of Income.  As of December 31, 2014, there were three legally available exchange rates in Venezuela, the CADIVI (or the official rate, 6.3 BsF per U.S. dollar), the SICAD I and the SICAD II.  Kelko Venezuela had access to the CADIVI for imported goods, had not been invited to participate in any SICAD I auctions and had limited access to the SICAD II mechanism.  Accordingly, the Company measured its equity investment and other related assets with Kelko Venezuela at the CADIVI exchange rate at December 31, 2014.  During the three months ended March 31, 2015, the Venezuela government announced changes to its foreign exchange controls.  There continued to be three exchange mechanisms, however, they consisted of the CADIVI, a combined SICAD I and SICAD II auction mechanism (the “SICAD”) and a newly created, marginal currency system (the “SIMADI”).  In light of the first quarter of 2015 changes to Venezuela’s foreign exchange controls and the on-going economic challenges in Venezuela, the Company re-assessed Kelko Venezuela’s access to U.S. dollars, the impact on the operations of Kelko Venezuela, and the impact on the Company’s equity investment and other related assets, which resulted in revaluing its equity investment in Kelko Venezuela and other related assets to the SIMADI exchange rate of approximately 193 BsF per U.S. dollar as of March 31, 2015.  This resulted in a charge of $2.8 million, or $0.21 per diluted share, recorded in the three months ended March 31, 2015.  As of December 31, 2015, the Company’s equity investment in Kelko Venezuela was $0.2 million, and continued to be valued at the SIMADI exchange rate, which was approximately 198 BsF per U.S. dollar.

During the three months ended March 31, 2016, the Venezuela government announced further changes to its foreign exchange controls, including eliminating the CADIVI, SICAD and SIMADI exchange rate mechanisms and replacing them with a new dual foreign exchange rate system.  The Company understands that the new dual foreign exchange rate system now consists of a protected “DIPRO” exchange rate, with a rate fixed at 10 Bsf per U.S. dollar and, also, a floating supplementary market exchange rate known as the “DICOM.”  The DIPRO rate will only be available for payment of certain imports of essential goods in the food and health sectors while the DICOM will govern all other transactions not covered by DIPRO.  As of March 31, 2016, the published rate for the DICOM was approximately 273 BsF per U.S. dollar.  In light of these changes to the foreign exchange controls during the three months ended March 31, 2016, the Company again re-assessed Kelko Venezuela’s access to U.S. dollars, the impact on the operations of Kelko Venezuela, and the impact on the Company’s equity investment and other related assets.  The Company does not believe it currently has access to the DIPRO and, therefore, believes the DICOM is currently the exchange rate system available to Kelko Venezuela, which resulted in a currency conversion charge of $0.1 million, or $0.01 per diluted share, during the three months ended March 31, 2016.  As of March 31, 2016, the Company’s equity investment in Kelko Venezuela was $0.2 million, valued at the DICOM exchange rate.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company.  Where the Company acts as the principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers.  Where the Company acts as an agent, such revenue is recorded using net reporting of service revenue, at the amount of the administrative fee earned by the Company for ordering the goods.  Third-party products transferred under arrangements resulting in net reporting totaled $11.1 million and $11.9 million for the three months ended March 31, 2016 and 2015, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 2 – Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued an accounting standard update in March 2016 involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, use of a forfeiture rate, and classification on the statement of cash flows.  The guidance within this accounting standard update is effective for annual and interim periods beginning after December 15, 2016.  Early adoption is permitted, however, if early adoption is elected, all amendments in the update must be adopted in the same period.  When adopted, application of the guidance will vary based on each aspect of the update; including on a retrospective, modified retrospective or prospective basis.  The Company has not early adopted and is currently evaluating the potential impact of this guidance and considering the appropriate implementation strategy.

The FASB issued an accounting standard update in February 2016 regarding the accounting and disclosure for leases.  Specifically, the update will require entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet, in most instances.  The guidance within this accounting standard update is effective for annual and interim periods beginning after December 15, 2018, and should be applied on a modified retrospective basis for the reporting periods presented.  Early adoption is permitted.  The Company has not early adopted and is currently evaluating the potential impact of this guidance and considering the appropriate implementation strategy.

The FASB issued an accounting standard update in November 2015 regarding the classification of deferred taxes on the balance sheet.  The update requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  The update does not change the existing requirement that only permits offsetting within a jurisdiction.  The guidance within this accounting standard update is effective for annual and interim periods beginning after December 15, 2016, and may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively.  Early adoption is permitted.  The Company has not early adopted.  Adoption of the guidance will not have an impact on the Company’s earnings or cash flow but will result in a balance sheet reclassification between current and long-term assets and liabilities.

The FASB issued an accounting standard update in July 2015 regarding simplifying the measurement of inventory.  The guidance is applicable for entities that measure inventory using the FIFO or average cost methods.  Specifically, the update requires that inventory be measured at lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  This guidance should be applied prospectively with early adoption permitted.  As of March 31, 2016, the Company has elected to early adopt this guidance without a material impact.

The FASB issued an accounting standard update in May 2015 regarding the required disclosures for entities that elect to measure the fair value of certain investments using the net asset value per share (or its equivalent) practical expedient in accordance with the fair value measurement authoritative guidance.  The update removes the requirement to categorize within the fair value hierarchy, and also limits the requirement to make certain other disclosures, for all such investments.  The amendments in this update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and should be applied on a retrospective basis for the periods presented.  Early adoption was permitted.  As of March 31, 2016, the Company has adopted this guidance without a material impact.

The FASB issued an accounting standard update in April 2015 regarding the presentation of debt issuance costs on the balance sheet.  The update requires capitalized debt issuance costs be presented on the balance sheet as a reduction to debt, rather than recorded as a separate asset.  The amendments in this update are effective for annual and interim periods beginning after December 15, 2015 and should be applied on a retrospective basis for the periods presented.  Early adoption was permitted.  Also, in June 2015, the SEC staff announced that the guidance within this accounting standard update was not applicable to revolving debt arrangements or credit facilities.  As of March 31, 2016, the Company has adopted this guidance without a material impact.

The FASB issued an accounting standard update in May 2014 regarding the accounting for and disclosure of revenue recognition.  Specifically, the update outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which will be common to both U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The guidance was effective for annual and interim periods beginning after December 15, 2016, and allowed for full retrospective adoption of prior period data or a modified retrospective adoption.  Early adoption was not permitted.  In August 2015, the FASB issued an accounting standard update to delay the effective date of the new revenue standard by one year, or, in other words, to be effective for annual and interim periods beginning after December 15, 2017.  Entities will be permitted to adopt the new revenue standard early but not before the original effective date.  In March 2016, the FASB issued an accounting standard update to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued an accounting standard update to clarify the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

areas.  The amendments in these 2016 updates do not change the core principle of the previously issued guidance in May 2014.  The Company is currently evaluating the potential impact of the new revenue recognition guidance and considering the appropriate implementation strategy.

Note 3 – Restructuring and Related Activities

In response to continued weak economic conditions and market declines in many regions, Quaker’s management approved a global restructuring plan (the “2015 Program”) in the fourth quarter of 2015 to reduce its operating costs.  The 2015 Program includes the re-organization of certain commercial functions, the closure of certain distribution, lab and administrative offices, and other related severance charges.  In addition to these actions, the Company made a decision to make available for sale certain technology of one of its existing businesses, which also resulted in employee severance and $0.3 million of intangible assets being reclassified to other current assets as of December 31, 2015.  During the three months ended March 31, 2016, there has been no further update and the intangible assets continue to be available for sale and included in other current assets.

The 2015 Program includes provisions for the reduction of total headcount by approximately 65 employees globally.  Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits.  The Company continues to expect to substantially complete all of the initiatives under the 2015 Program during 2016 and expects settlement of these charges to occur primarily in 2016 as well.  The Company did not incur additional restructuring expenses in connection with the 2015 Program during the first quarter of 2016, and, at this time, the Company does not expect material, additional restructuring expenses beyond customary and routine adjustments to initial estimates for employee separation benefits.

Restructuring activity recognized in connection with the 2015 Program is as follows:

	North			South
	America	EMEA	Asia/Pacific	America	Total
Accrued restructuring as of
December 31, 2015	$1,867	$4,265	$135	$36	$6,303
Cash payments	(284)	(54)	(132)	(39)	(509)
Currency translation adjustments	—	175	(3)	3	175
Accrued restructuring as of
March 31, 2016	$1,583	$4,386	$—	$—	$5,969

Note 4 – Business Segments

The Company’s reportable operating segments are organized by geography as follows: (i) North America, (ii) Europe, Middle East and Africa (“EMEA”), (iii) Asia/Pacific and (iv) South America.  Operating earnings, excluding indirect operating expenses, for the Company’s reportable operating segments are comprised of revenues less costs of goods sold and selling, general and administrative expenses (“SG&A”) directly related to the respective region’s product sales.  The indirect operating expenses consist of SG&A related expenses that are not directly attributable to the product sales of each respective reportable operating segment.  Other items not specifically identified with the Company’s reportable operating segments include interest expense, interest income, license fees from non-consolidated affiliates and other income (expense).

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following table presents information about the performance of the Company’s reportable operating segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Net sales
North America	$82,372	$83,002
EMEA	47,649	43,185
Asia/Pacific	41,512	45,000
South America	6,544	10,143
Total net sales	$178,077	$181,330

Operating earnings, excluding indirect operating expenses
North America	$18,632	$17,825
EMEA	8,053	6,571
Asia/Pacific	11,048	10,434
South America	(315)	1,252
Total operating earnings, excluding indirect operating expenses	37,418	36,082
Indirect operating expenses	(16,407)	(16,591)
Amortization expense	(1,777)	(1,627)
Consolidated operating income	19,234	17,864
Other income (expense), net	706	(194)
Interest expense	(741)	(587)
Interest income	348	320
Consolidated income before taxes and equity in net income of associated companies	$19,547	$17,403

Inter-segment revenues for the three months ended March 31, 2016 and 2015 were $1.8 million and $2.0 million for North America, $3.9 million and $4.8 million for EMEA, $0.3 million and $0.1 million for Asia/Pacific, respectively, and less than $0.1 million for South America in both periods.  However, all inter-segment transactions have been eliminated from each reportable operating segment’s net sales and earnings for all periods presented above.

Note 5 – Stock-Based Compensation

The Company recognized the following stock-based compensation expense in SG&A in its Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Stock options	$201	$185
Nonvested stock awards and restricted stock units	848	752
Employee stock purchase plan	23	18
Non-elective and elective 401(k) matching contribution in stock	689	699
Director stock ownership plan	37	31
Total stock-based compensation expense	$1,798	$1,685

The Company’s estimated taxes payable as of March 31, 2016 and 2015, respectively, were sufficient to fully recognize $0.1 million and $0.3 million of excess tax benefits related to stock option exercises as cash inflows from financing activities in its Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2016 and 2015, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Stock option activity under all plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Options	(per option)	Term (years)	Value
Options outstanding at December 31, 2015	99,671	$71.73
Options granted	67,444	72.12
Options outstanding at March 31, 2016	167,115	$71.89	5.7	$2,317
Options expected to vest at March 31, 2016	103,040	$75.82	6.4	$1,027
Options exercisable at March 31, 2016	64,075	$65.57	4.4	$1,290

There were no options exercised during the three months ended March 31, 2016.  The total intrinsic value of options exercised during the three months ended March 31, 2015 was $0.2 million.  Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.

A summary of the Company’s outstanding stock options at March 31, 2016 is as follows:

				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
Range of			of Options	Contractual	Exercise Price	of Options	Exercise Price
Exercise Prices			Outstanding	Term (years)	(per option)	Exercisable	(per option)
$—	-	$10.00	—	—	$—	—	$—
$10.01	-	$20.00	2,367	0.8	18.82	2,367	18.82
$20.01	-	$30.00	—	—	—	—	—
$30.01	-	$40.00	6,317	2.9	38.13	6,317	38.13
$40.01	-	$50.00	—	—	—	—	—
$50.01	-	$60.00	21,055	3.9	58.26	21,055	58.26
$60.01	-	$70.00	—	—	—	—	—
$70.01	-	$80.00	101,230	6.2	72.57	22,281	73.47
$80.01	-	$90.00	36,146	5.9	87.30	12,055	87.30
			167,115	5.7	71.89	64,075	65.57

As of March 31, 2016, unrecognized compensation expense related to options granted during 2014, 2015, and 2016 was $0.2 million, $0.5 million, and $1.0 million, respectively.

During the first quarter of 2016, the Company granted stock options under its LTIP plan that are subject only to time vesting over a three-year period.  For the purposes of determining the fair value of stock option awards, the Company uses the Black-Scholes option pricing model and the assumptions set forth in the table below:

2016
Number of options granted	67,444
Dividend yield	1.49%
Expected volatility	28.39%
Risk-free interest rate	1.08%
Expected term (years)	4.0

Less than $0.1 million of expense was recorded on these options during the three months ended March 31, 2016.  The fair value of these awards is amortized on a straight-line basis over the vesting period of the awards.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Activity of nonvested shares granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	(per share)
Nonvested awards, December 31, 2015	113,910	$72.91
Granted	23,661	$72.22
Vested	(17,785)	$58.97
Nonvested awards, March 31, 2016	119,786	$74.84

The fair value of the nonvested stock is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of March 31, 2016, unrecognized compensation expense related to these awards was $4.5 million to be recognized over a weighted average remaining period of 2.0 years.

Activity of nonvested restricted stock units granted under the Company’s LTIP plan is shown below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Units	(per unit)
Nonvested awards, December 31, 2015	6,174	$74.14
Granted	1,841	$72.12
Vested	(1,418)	$58.26
Nonvested awards, March 31, 2016	6,597	$76.99

The fair value of the nonvested restricted stock units is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.  As of March 31, 2016, unrecognized compensation expense related to these awards was $0.2 million to be recognized over a weighted average remaining period of 2.1 years.

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

2013 Director Stock Ownership Plan

In 2013, the Company adopted the 2013 Director Stock Ownership Plan (the “Plan”), to encourage the Directors to increase their investment in the Company, which was approved at the Company’s May 2013 shareholders’ meeting.  The Plan authorizes the issuance of up to 75,000 shares of Quaker common stock in accordance with the terms of the Plan in payment of all or a portion of the annual cash retainer payable to each of the Company’s non-employee directors in 2013 and subsequent years during the term of the Plan.  Under the Plan, each director who, on May 1 of the applicable calendar year, owns less than 400% of the annual cash retainer for the applicable calendar year, divided by the average of the closing price of a share of Quaker Common Stock as reported by the composite tape of the New York Stock Exchange for the previous calendar year (the “Threshold Amount”), is required to receive 75% of the annual cash retainer in Quaker common stock and 25% of the retainer in cash, unless the director elects to receive a greater percentage of Quaker common stock (up to 100%) of the annual cash retainer for the applicable year.  Each director who owns more than the Threshold Amount may elect to receive common stock in payment of a percentage (up to 100%) of the annual cash retainer.  The annual retainer is $0.1 million and the retainer payment date is June 1.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 6 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
			Other
	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Service cost	$670	$773	$4	$5
Interest cost	1,111	1,262	39	50
Expected return on plan assets	(1,344)	(1,402)	—	—
Actuarial loss amortization	808	881	15	26
Prior service cost amortization	(25)	(26)	—	—
Net periodic benefit cost	$1,220	$1,488	$58	$81

As of December 31, 2015, the Company elected to use a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans, which includes the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits beginning in the three months ended March 31, 2016.  This change resulted in a decrease in the service and interest components for pension cost in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  Historically, the Company estimated service and interest cost components utilizing a single weighted-average discount rate derived from a specific yield curve used to measure the benefit obligation at the beginning of the period.  Under the spot-rate approach, service and interest cost components have been estimated based on the application of the spot rates on a given yield curve at each future year to each plan's projected cash flows to measure the benefit obligation at the beginning of the period.  We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.  We have accounted for this as a change in accounting estimate and, accordingly, have accounted for it prospectively.

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2015, that it expected to make minimum cash contributions of $7.5 million to its pension plans and $0.5 million to its other postretirement benefit plan in 2016.  As of March 31, 2016, $3.6 million and $0.2 million of contributions have been made to the Company’s pension plans and its postretirement benefit plans, respectively.

Note 7 – Other Income (Expense), Net

The components of other income (expense), net for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015
Income from third party license fees	$272	$254
Foreign exchange gains (losses), net	312	(594)
Gain on fixed asset disposals, net	5	52
Non-income tax refunds and other related credits	21	69
Other non-operating income	124	72
Other non-operating expense	(28)	(47)
Total other income (expense), net	$706	$(194)

Note 8 – Income Taxes and Uncertain Income Tax Positions

The Company’s three months ended March 31, 2016 effective tax rate was 32.3% compared to three months ended March 31, 2015 effective tax rate of 30.8%.  The increase in the first quarter of 2016 effective tax rate was primarily due to the Company recording earnings in one of its subsidiaries at a statutory tax rate of 25% during the first quarter of 2016, while it awaits recertification of a concessionary 15% tax rate, which was available to the Company during the first quarter of 2015.

As of March 31, 2016, the Company’s cumulative liability for gross unrecognized tax benefits was $11.4 million.  At December 31, 2015, the Company’s cumulative liability for gross unrecognized tax benefits was $11.0 million.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statements of Income.  The Company recognized ($0.1) million for interest and less than ($0.1) million for penalties in its Condensed Consolidated Statement of Income for the three months ended March 31, 2016, and recognized ($0.2) million for interest and $0.1 million for penalties in its Condensed Consolidated Statement of Income during the three months ended March 31, 2015.  As of March 31, 2016, the Company had accrued $1.5 million for cumulative interest and $1.9 million for cumulative penalties in its Condensed Consolidated Balance Sheets, compared to $1.5 million for cumulative interest and $1.9 million for cumulative penalties accrued at December 31, 2015.

During the three months ended March 31, 2016 and 2015, the Company recognized a decrease of $0.8 million and $0.7 million, respectively, in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.

The Company estimates that during the year ending December 31, 2016 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1.9 million to $2.0 million due to the expiration of the statute of limitations with regard to certain tax positions.  This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ending December 31, 2016.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions.  Tax years that remain subject to examination by major tax jurisdictions include Brazil from 2000, Italy from 2007, France from 2008, the Netherlands and the United Kingdom from 2010, Spain from 2011, China and the United States from 2012, and various domestic state tax jurisdictions from 1993.

The Italian tax authorities have assessed additional tax due from the Company’s subsidiary, Quaker Italia S.r.l., relating to the tax years 2007, 2008, 2009 and 2010.  In the first quarter of 2016, the Italian tax authorities delivered an audit report to Quaker Italia S.r.l. for the tax years 2011, 2012 and 2013 alleging additional tax due.   In the fourth quarter of 2015, the Dutch tax authorities assessed the Company’s subsidiary, Quaker Chemical B.V., for additional income taxes related to the 2011 tax year and Quaker Chemical B.V. filed a protest of such assessment.  In the first quarter of 2016, the French tax authorities gave notice that they were auditing the Company’s subsidiary, Quaker Chemical S.A.  As of March 31, 2016, the Company believes it has adequate reserves, where merited, for uncertain tax positions with respect to all of these audits.

Note 9 – Earnings Per Share

The following table summarizes earnings per share calculations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$12,946	$10,378
Less: income allocated to participating securities	(113)	(96)
Net income available to common shareholders	$12,833	$10,282
Basic weighted average common shares outstanding	13,116,807	13,188,761
Basic earnings per common share	$0.98	$0.78

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$12,946	$10,378
Less: income allocated to participating securities	(113)	(96)
Net income available to common shareholders	$12,833	$10,282
Basic weighted average common shares outstanding	13,116,807	13,188,761
Effect of dilutive securities	12,587	19,896
Diluted weighted average common shares outstanding	13,129,394	13,208,657
Diluted earnings per common share	$0.98	$0.78

The following aggregate numbers of stock options and restricted stock units are not included in the diluted earnings per share calculation since the effect would have been anti-dilutive: 11,742 and 4,497 for the three months ended March 31, 2016 and 2015, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 10 – Goodwill and Other Intangible Assets

The Company completes its annual impairment test as of the end of the third quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units.  The Company continually evaluates financial performance, economic conditions and other relevant developments in assessing if an interim period impairment test for one or more of its reporting units is necessary.  The Company has recorded no impairment charges in its past.  Changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows:

	North			South
	America	EMEA	Asia/Pacific	America	Total
Balance as of December 31, 2015	$42,443	$19,280	$15,244	$2,144	$79,111
Goodwill additions (reductions)	—	(153)	—	—	(153)
Currency translation adjustments	9	678	165	193	1,045
Balance as of March 31, 2016	$42,452	$19,805	$15,409	$2,337	$80,003

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2016 and December 31, 2015 were as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2016	2015	2016	2015
Customer lists and rights to sell	$68,180	$67,435	$17,030	$15,806
Trademarks and patents	23,533	23,147	6,087	5,538
Formulations and product technology	5,808	5,808	4,128	4,082
Other	5,869	5,788	4,781	4,565
Total definite-lived intangible assets	$103,390	$102,178	$32,026	$29,991

The Company recorded $1.8 million and $1.6 million of amortization expense for the three months ended March 31, 2016 and 2015, respectively.  Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2016	$6,895
For the year ended December 31, 2017	6,523
For the year ended December 31, 2018	6,303
For the year ended December 31, 2019	6,201
For the year ended December 31, 2020	5,924
For the year ended December 31, 2021	5,557

The Company has two indefinite-lived intangible assets totaling $1.1 million for trademarks at March 31, 2016 and December 31, 2015.

Note 11 – Debt

The Company’s primary credit facility is a $300.0 million syndicated multicurrency credit agreement with a group of lenders, which matures in June 2018.  The maximum amount available under this credit facility can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under this credit facility generally bear interest at a base rate or LIBOR rate plus a margin.  Access to this credit facility is dependent on meeting certain financial and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  At March 31, 2016 and December 31, 2015, the Company’s consolidated leverage ratio was below 1.0 to 1, and the Company was also in compliance with all of the other covenants.  At March 31, 2016 and December 31, 2015, the Company had $79.1 million and $62.9 million outstanding, respectively, under its credit facilities.  The Company’s other debt obligations were primarily industrial development bonds and municipality-related loans as of March 31, 2016 and December 31, 2015.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 12 – Equity

In May 2015, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program has no expiration date.  The 2015 Share Repurchase Program provides a framework of conditions under which management can repurchase shares of the Company’s common stock.  The Company intends to repurchase shares to at least offset the dilutive impact of shares issued each year as part of its employee benefit and share based compensation plans, and could repurchase more if the Company considers the share price to be at an amount that it considers an advantageous return for its shareholders.  The purchases may be made in the open market or in private and negotiated transactions, in accordance with applicable laws, rules and regulations.  In connection with the 2015 Share Repurchase Program, the remaining unutilized 1995 and 2005 Board of Directors authorized share repurchase programs were terminated.

In connection with the 2015 Share Repurchase Program, the Company acquired 83,879 shares of common stock, for $5.9 million, during the three months ended March 31, 2016, and had no repurchases during the three months ended March 31, 2015.  The Company has elected not to hold treasury shares, and, therefore, has retired the shares as they are repurchased.  It is the Company’s accounting policy to record the excess paid over par value as a reduction in retained earnings for all shares repurchased.

The following tables present the changes in equity, net of tax, for the three months ended March 31, 2016 and 2015:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at December 31, 2015	$13,288	$106,333	$326,740	$(73,316)	$8,198	$381,243
Net income	—	—	12,946	—	398	13,344
Amounts reported in other comprehensive
income	—	—	—	5,314	62	5,376
Repurchases of common stock	(84)	—	(5,775)	—	—	(5,859)
Dividends ($0.32 per share)	—	—	(4,227)	—	—	(4,227)
Share issuance and equity-based compensation
plans	32	1,513	—	—	—	1,545
Excess tax benefit from stock option exercises	—	104	—	—	—	104
Balance at March 31, 2016	$13,236	$107,950	$329,684	$(68,002)	$8,658	$391,526

Balance at December 31, 2014	$13,301	$99,056	$299,524	$(54,406)	$7,660	$365,135
Net income	—	—	10,378	—	229	10,607
Amounts reported in other comprehensive
(loss) income	—	—	—	(8,565)	30	(8,535)
Dividends ($0.30 per share)	—	—	(4,000)	—	—	(4,000)
Share issuance and equity-based compensation
plans	31	1,604	—	—	—	1,635
Excess tax benefit from stock option exercises	—	287	—	—	—	287
Balance at March 31, 2015	$13,332	$100,947	$305,902	$(62,971)	$7,919	$365,129

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following tables show the reclassifications from and resulting balances of accumulated other comprehensive loss (“AOCI”) for the three months ended March 31, 2016 and 2015:

			Unrealized
	Currency	Defined	Gain (Loss) in
	Translation	Benefit	Available-for-
	Adjustments	Pension Plans	Sale Securities	Total
Balance at December 31, 2015	$(38,544)	$(35,251)	$479	$(73,316)
Other comprehensive income (loss) before
reclassifications	4,671	(477)	192	4,386
Amounts reclassified from AOCI	—	798	498	1,296
Current period other comprehensive income	4,671	321	690	5,682
Related tax amounts	—	(134)	(234)	(368)
Net current period other comprehensive income	4,671	187	456	5,314
Balance at March 31, 2016	$(33,873)	$(35,064)	$935	$(68,002)

Balance at December 31, 2014	$(14,312)	$(41,551)	$1,457	$(54,406)
Other comprehensive (loss) income before
reclassifications	(11,113)	2,498	270	(8,345)
Amounts reclassified from AOCI	—	881	(164)	717
Current period other comprehensive (loss) income	(11,113)	3,379	106	(7,628)
Related tax amounts	—	(901)	(36)	(937)
Net current period other comprehensive (loss) income	(11,113)	2,478	70	(8,565)
Balance at March 31, 2015	$(25,425)	$(39,073)	$1,527	$(62,971)

Approximately 70% and 30% of the amounts reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Income for defined benefit retirement plans during the three months ended March 31, 2016 and 2015 were recorded in SG&A and cost of goods sold, respectively.  See Note 6 of Notes to Condensed Consolidated Financial Statements for further information.  All reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the Company’s equity interest in a captive insurance company and are recorded in equity in net income of associated companies.  The amounts reported in other comprehensive income for non-controlling interest are related to currency translation adjustments.

Note 13 – Business Acquisitions

In July 2015, the Company acquired Verkol, S.A. (“Verkol”), a leading specialty grease and other lubricants manufacturer based in northern Spain, included in its EMEA reportable operating segment, for 37.7 million EUR, or approximately $41.4 million.  This includes a post-closing adjustment of 1.3 million EUR, or approximately $1.4 million that was accrued as of December 31, 2015 and paid during the first quarter of 2016.  The purchase included cash acquired of 14.1 million EUR, or approximately $15.4 million, and assumed long-term debt of 2.2 million EUR, or approximately $2.4 million.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

During the first quarter of 2016, the Company identified and recorded an adjustment to the allocation of the purchase price for the Verkol acquisition.  The adjustment was the result of the Company assessing additional information related to assets acquired during the one-year measurement period following the acquisition.  As of March 31, 2016, the allocation of the purchase price for the Verkol acquisition has not been finalized and the one-year measurement period has not ended.  Further adjustments may be necessary as a result of the Company’s on-going assessment of additional information related to the fair value of assets acquired and liabilities assumed.  The following table presents the current allocation of the purchase price of the assets acquired and liabilities assumed:

Verkol Acquisition
Current assets (includes cash acquired)	$31,151
Property, plant and equipment	7,941
Intangibles
Customer lists and rights to sell	6,146
Trademarks and patents	5,378
Other intangibles	219
Goodwill	5,012
Other long-term assets	158
Total assets purchased	56,005
Current liabilities	(6,681)
Long-term debt	(2,400)
Other long-term liabilities	(5,531)
Total liabilities assumed	(14,612)
Gross cash paid for acquisition	$41,393
Less: cash acquired	15,423
Net cash paid for acquisition	$25,970

In November 2014, the Company acquired Binol AB, a leading bio-lubricants producer primarily serving the Nordic region, included in its EMEA reportable operating segment, for 136.5 million SEK, or approximately $18.5 million, which is net of 4.4 million SEK, or approximately $0.5 million, received by the Company as part of a post-closing adjustment in the first quarter of 2015.

The results of operations of the acquired businesses and assets are included in the Condensed Consolidated Statements of Income from their respective acquisition dates.  Transaction expenses associated with these acquisitions are included in SG&A in the Company’s Condensed Consolidated Statements of Income.  Certain pro forma and other information are not presented, as the operations of the acquired businesses are not material to the overall operations of the Company for the periods presented.

Note 14 – Fair Value Measurements

The Company has valued its company-owned life insurance policies at fair value.  The Company’s assets subject to fair value measurement were as follows:

		Fair Value Measurements at March 31, 2016
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,343	$—	$1,343	$—
Total	$1,343	$—	$1,343	$—

		Fair Value Measurements at December 31, 2015
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,336	$—	$1,336	$—
Total	$1,336	$—	$1,336	$—

The fair values of Company-owned life insurance assets are based on quotes for like instruments with similar credit ratings and terms.  The Company did not hold any Level 3 investments as of March 31, 2016 or December 31, 2015, respectively, so related disclosures have not been included.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 15 – Commitments and Contingencies

In 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary.  In voluntary coordination with the Santa Ana California Regional Water Quality Board (“SACRWQB”), ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”).  In 2004, the Orange County Water District (“OCWD”) filed a civil complaint against ACP and other parties seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater.  Pursuant to a settlement agreement with OCWD, ACP agreed, among other things, to operate the two groundwater treatment systems to hydraulically contain groundwater contamination emanating from ACP’s site until the concentrations of PERC released by ACP fell below the current Federal maximum contaminant level for four consecutive quarterly sampling events.  In February 2014, ACP ceased operation at one of its two groundwater treatment systems, as it had met the above condition for closure.  Based on the most recent modeling, it is estimated that the remaining system will operate for another nine months to thirty three months.

As of March 31, 2016, the Company believes that the range of potential-known liabilities associated with the balance of the ACP water remediation program is approximately $0.2 million to $0.9 million, for which the Company has sufficient reserves.  The low and high ends of the range are based on the length of operation of the treatment system as determined by groundwater modeling.  Costs of operation include the operation and maintenance of the extraction well, groundwater monitoring and program management.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.  Approximately $0.2 million and $0.3 million was accrued at March 31, 2016 and December 31, 2015, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos.  The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds received from insurance settlements.  To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary.  Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is less than $3.0 million (excluding costs of defense).  Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary.  These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of their policies.  A significant portion of this primary insurance coverage was provided by an insurer that is insolvent, and the other primary insurers asserted that the aggregate limits of their policies have been exhausted.  The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary.  In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in 2005 and 2007 for $15.0 million and $20.0 million, respectively.  The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation.  In 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier is paying 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims.  The agreement continues until terminated and can only be terminated by either party by providing a minimum of two years prior written notice.  As of March 31, 2016, no notice of termination has been given under this agreement.  At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits.  The Company believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers.  Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

If the subsidiary’s assets and insurance coverage were to be exhausted, claimants of the subsidiary could actively pursue claims against the Company because of the parent-subsidiary relationship.  The Company does not believe that such claims would have merit or that the Company would be held to have liability for any unsatisfied obligations of the subsidiary as a result of such claims.  After evaluating the nature of the claims filed against the subsidiary and the small number of such claims that have resulted in any payment, the potential availability of additional insurance coverage at the subsidiary level, the additional availability of the Company’s own insurance and the Company’s strong defenses to claims that it should be held responsible for the subsidiary’s obligations because of the parent-subsidiary relationship, the Company believes it is not probable that the Company will incur losses.  The Company has been successful to date having claims naming it dismissed during initial proceedings.  Since the Company may be in this early stage of litigation for some time, it is not possible to estimate additional losses or range of loss, if any.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

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

In 2010, three jurisdictions contacted the subsidiary and, since then, the subsidiary has either participated in an amnesty program or entered into a settlement whereby it paid a reduced portion of the amounts owed in resolution of those jurisdictions’ claims.  In 2013, an additional jurisdiction issued an assessment against the subsidiary for certain tax years.  During the fourth quarter of 2015, the subsidiary participated in an amnesty program whereby it paid a reduced portion of the amounts owed in resolution of the jurisdictions’ claims.  As a result, the Company had no remaining accruals for these or any other related tax assessments at March 31, 2016 or December 31, 2015.

In analyzing the subsidiary’s exposure, it is difficult to estimate both the probability and the amount of any potential liabilities due to a number of factors, including: the decrease in exposure over time due to applicable statutes of limitations and actions taken by the subsidiary, the joint liability of customers and suppliers for a portion of the VAT, the availability of a VAT refund for VAT incorrectly paid through an administrative process, any amounts which may have been or will be paid by customers, as well as the timing and structure of any tax amnesties or settlements.  In addition, interest and penalties on any VAT due can be a multiple of the base tax.  The subsidiary may contest any tax assessment administratively and/or judicially for an extended period of time, but may ultimately resolve its disputes through participation in tax amnesty programs, which are a common practice for settling tax disputes in the jurisdictions in question and which have historically occurred on a regular basis, resulting in significant reductions of interest and penalties.  Also, the timing of payments and refunds of VAT may not be contemporaneous, and, if additional VAT is owed, it may not be fully recoverable from customers.  As of March 31, 2016, the Company believes there is one potentially impacted jurisdiction remaining, and if the jurisdiction were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 million to $1.0 million, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

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

The Company delivered solid operating results in the first quarter of 2016 despite various challenges that continue in its global end-markets.  Net sales were $178.1 million in the first quarter of 2016 compared to $181.3 million in the first quarter of 2015.  Acquisition and base volume-related net sales growth of 5% quarter-over-quarter was more than offset by the negative impact of foreign currency translation of $8.0 million, or approximately 5%, and declines in selling price and product mix of 2%.  Gross profit increased 2%, primarily from an expansion of gross margin to 38.1% in the first quarter of 2016 compared to 36.6% in the first quarter of 2015, as the Company’s gross margin continued to benefit from the timing of certain raw material cost decreases.  Selling, general and administrative expenses (“SG&A”) increased $0.2 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to incremental costs associated with the Company’s 2015 Verkol S.A. (“Verkol”) acquisition and higher overall labor-related costs, largely offset by decreases from foreign currency translation.  Operating income increased approximately 8% in the first quarter of 2016 to $19.2 million, compared to $17.9 million in the first quarter of 2015, primarily due to the expansion of gross margin noted above, as well as the relatively consistent level of SG&A quarter-over-quarter.  This drove the Company’s adjusted EBITDA to increase 8% to $25.0 million in the first quarter of 2016 compared to $23.2 million in the first quarter of 2015.  The Company’s solid operating performance in the first quarter of 2016, as well as the impact of other non-operating items, partially offset by a higher tax rate, resulted in earnings per diluted share of $0.98 in the first quarter of 2016 compared to $0.78 in the first quarter of 2015, with non-GAAP earnings per diluted share increasing 4% to $0.98 in the first quarter of 2016 compared to $0.94 in the first quarter of 2015.  Notably, the first quarter of 2015 reported results included a larger non-GAAP currency conversion charge of $2.8 million, or $0.21 per diluted share, related to changes in Venezuela’s foreign exchange markets and currency controls.  The Company was able to achieve these reported and non-GAAP results in the first quarter of 2016 despite negative impacts from foreign exchange of $0.02 per diluted share, or 2%, and continued weakness in global steel production.  See the Non-GAAP Measures section of this Item, below, as well as other items discussed in the Company’s Consolidated Operations Review, in the Operations section of this Item, below.

The Company’s global restructuring program was initiated in the fourth quarter of 2015, and, given its early stages, the Company did not realize material cost savings during the first quarter of 2016.  However, the Company continues to execute the program as initially planned and projects pre-tax cost savings as a result of this program to be approximately $3 million in 2016 and approximately $6 million annually in subsequent years.

From a regional perspective, the Company’s first quarter of 2016 operating performance was primarily driven by growth in its three largest regions, North America, Europe, Middle East and Africa (“EMEA”) and Asia/Pacific.  All three regions had quarter-over-quarter operating earnings growth driven by increased product volumes and higher gross margins, which more than offset the negative impacts of foreign currency translation and selling price pressure.  Related to EMEA, the region’s results also benefited from the Company’s third quarter of 2015 acquisition of Verkol.  Partially offsetting the performance in its three major regions, the Company’s smallest region, South America, continued to be negatively affected by weak economic conditions, lower volumes due to decreased end-user production, as well as negative impacts from foreign currency translation.  These negative impacts on South America’s performance were partially offset by the positive effects of selling price and product mix and lower labor-related costs as a result of the cost streamlining initiatives taken in this segment in prior years.  See the Reportable Operating Segment Review, in the Operations section of this Item, below.

The Company’s solid operating performance, coupled with lower cash invested in the Company’s working capital, increased net operating cash flows by approximately 34% to $10.9 million in the first quarter of 2016 compared to $8.1 million in the first quarter of 2015.  The notable drivers of the Company’s working capital improvement are further discussed in the Company’s Liquidity and Capital Resources section of this Item, below.

Overall, the Company is pleased with its solid results in the first quarter of 2016.  The Company was able to grow volumes both organically by 1% and from acquisitions by 4%, as each of the Company’s major regions had volume growth and increased earnings, despite continued market challenges.  In addition, while the Company’s sales continued to be impacted by downward price adjustments due to declining raw material costs, the timing of these changes allowed the Company to further expand its gross margin.  This performance, coupled with controlled SG&A levels, drove significant operating income growth quarter-over-quarter, which led to strong increases in adjusted EBITDA and cash flow from the first quarter of 2015.  Notably, these results were achieved despite the negative impact from foreign exchange on net sales and earnings of 5% and 2%, respectively, and an approximately 3.5% decline in global steel production compared to the first quarter of 2015.

Looking forward to the remainder of 2016, the Company anticipates some decline in gross margin due to timing differences between raw material price changes and our product pricing adjustments, however, the Company expects benefits from its global restructuring program and its track record of market share gains and leveraging of past acquisitions will continue to help offset these market challenges.  In addition, the Company’s strong cash flow generation and balance sheet continue to be strengths that will support future key strategic initiatives and acquisitions.  Overall, the Company remains confident in its future and expects 2016 will continue to be another good year for Quaker, as the Company continues to forecast growth in both its top and bottom lines during 2016, and still expects to increase non-GAAP earnings and adjusted EBITDA for the seventh consecutive year.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $94.4 million at March 31, 2016 from $81.1 million at December 31, 2015.  The $13.3 million increase was the net result of $10.9 million of cash provided by operating activities, $4.3 million of cash provided by financing activities and a $1.4 million increase due to the effect of changes in exchange rates on cash, partially offset by $3.3 million of cash used in investing activities.

Net cash flows provided by operating activities were $10.9 million in the first quarter of 2016 compared to $8.1 million in the first quarter of 2015.  The $2.8 million increase in cash flows provided by operating activities was driven primarily by solid operating performance coupled with lower cash invested in the Company’s working capital during the first quarter of 2016 compared to the first quarter of 2015.  Partially offsetting these increases was a quarter-over-quarter increase in cash outflows related to pension and postretirement benefits due to timing and the level of pension contributions.  The decrease in cash invested in the Company’s working capital and other current assets and liabilities was primarily due to the timing of payments for certain prepaid expenses and other current assets, including prepaid taxes.  In addition, the net cash outflow from changes in accounts receivable, inventories, and accounts payable and accrued liabilities was slightly improved in the first quarter of 2016 compared to the first quarter of 2015, primarily due to improved working capital management.  Partially offsetting these increases in cash flow were restructuring payments made in the first quarter of 2016, as part of the Company’s global restructuring program initiated in the fourth quarter of 2015.

Net cash flows used in investing activities increased from $1.7 million in the first quarter of 2015 to $3.3 million in the first quarter of 2016, primarily due to higher payments for acquisitions.  The Company had a cash outflow of $1.4 million during the first quarter of 2016 due to a post-closing adjustment to finalize its 2015 acquisition of Verkol, compared to a cash inflow of $0.5 million during the first quarter of 2015 due to a post-closing adjustment to finalize its 2014 acquisition of Binol AB.  This higher cash outflow was partially offset by changes in the Company’s restricted cash, which is dependent upon the timing of claims and payments associated with a subsidiary’s asbestos litigation, as well as lower spending related to property, plant and equipment compared to the first quarter of 2015.

Net cash flows provided by financing activities were $4.3 million in the first quarter of 2016 compared to cash used in financing activities of $5.1 million in the first quarter of 2015.  The $9.4 million increase in cash flows was primarily due to proceeds from long-term debt, net of repayments, of $14.5 million in the first quarter of 2016 compared to long-term debt repayments of $1.3 million in the first quarter of 2015.  These borrowings funded increased net cash flows used in the Company’s investing activities, described above, increased dividend payments in the first quarter of 2016 compared to the first quarter of 2015, and, also, cash outflows of $5.9 million in the first quarter of 2016 to repurchase 83,879 shares of the Company’s common stock pursuant to the Company’s share repurchase program.

The Company’s primary credit facility is a $300.0 million syndicated multicurrency credit agreement with a group of lenders, which matures in June 2018.  The maximum amount available under this credit facility can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under this credit facility generally bear interest at a base rate or LIBOR rate plus a margin.  Access to this credit facility is dependent on meeting certain financial and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  As of March 31, 2016 and December 31, 2015, the Company’s consolidated leverage ratio was below 1.0 to 1, and the Company was also in compliance with all of the other covenants.  At March 31, 2016 and December 31, 2015, the Company had $79.1 million and $62.9 million outstanding, respectively, under its credit facilities.  The Company’s other debt obligations were primarily industrial development bonds and municipality-related loans as of March 31, 2016 and December 31, 2015.

Related to the Company’s global restructuring program initiated in the fourth quarter of 2015, the Company did not incur additional restructuring expenses during the first quarter of 2016 and continues to execute the program as initially planned.  Given its early stages, the Company has not realized material cost savings to date, but continues to project pre-tax cost savings as a result of this program to be approximately $3 million in 2016 and approximately $6 million annually in subsequent years.  In addition, the Company still expects to substantially complete this program during 2016, utilizing operating cash flows for the settlement of its remaining restructuring liabilities.

At March 31, 2016, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $14.8 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $9.3 million as a result of offsetting benefits in other tax jurisdictions.

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

Non-GAAP Measures

Included in this Form 10-Q filing are two non-GAAP (unaudited) financial measures: non-GAAP earnings per diluted share and adjusted EBITDA.  The Company believes these non-GAAP financial measures provide meaningful supplemental information as they enhance a reader’s understanding of the financial performance of the Company, are more indicative of future operating performance of the Company, and facilitate a better comparison among fiscal periods, as the non-GAAP measures exclude items that are not considered core to the Company’s operations.  Non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP.  The following tables reconcile non-GAAP earnings per diluted share (unaudited) and adjusted EBITDA (unaudited) to their most directly comparable GAAP (unaudited) financial measures:

	Three Months Ended
	March 31,
	2016	2015
GAAP earnings per diluted share attributable to Quaker Chemical Corporation common shareholders	$0.98	$0.78
Equity income in a captive insurance company per diluted share	(0.01)	(0.06)
Cost streamlining initiative per diluted share	—	0.01
Currency conversion impact of the Venezuelan bolivar fuerte per diluted share	0.01	0.21
Non-GAAP earnings per diluted share	$0.98	$0.94

	Three Months Ended
	March 31,
	2016	2015
Net income attributable to Quaker Chemical Corporation	$12,946	$10,378
Depreciation and amortization	4,934	4,698
Interest expense	741	587
Taxes on income before equity in net income of associated companies	6,305	5,359
Equity income in a captive insurance company	(52)	(795)
Cost streamlining initiative	—	173
Currency conversion impact of the Venezuelan bolivar fuerte	88	2,806
Adjusted EBITDA	$24,962	$23,206

Operations

Consolidated Operations Review – Comparison of the First Quarter of 2016 with the First Quarter of 2015

Net sales in the first quarter of 2016 of $178.1 million decreased 2% from net sales of $181.3 million in the first quarter of 2015.  The decrease in net sales was primarily due to the negative impact of foreign currency translation of $8.0 million, or approximately 5%, and declines in selling price and product mix of 2%, which collectively offset a 5% increase in product volume, including approximately $7.3 million of sales attributable to the Company’s 2015 acquisition of Verkol.

Costs of goods sold in the first quarter of 2016 of $110.2 million decreased 4% from $115.0 million in the first quarter of 2015.  This decrease was primarily due to a decline in raw material costs, the mix of products sold, and the impact of foreign currency translation, which were partially offset by increases in product volume, including additional cost of goods sold attributed to the Company’s 2015 acquisition of Verkol.

Gross profit in the first quarter of 2016 increased $1.5 million, or 2%, from the first quarter of 2015, primarily driven by increased product volume, noted above, and higher gross margin of 38.1% in the first quarter of 2016 compared to 36.6% in the first quarter of 2015, partially offset by the negative impact of foreign currency translation.  The expansion in gross margin in the first quarter of 2016 is due to continued timing of certain raw material cost decreases.

SG&A in the first quarter of 2016 increased $0.2 million compared to the first quarter of 2015, which was primarily due to incremental costs associated with the Company’s 2015 acquisition of Verkol and higher overall labor-related costs.  These increases were partially offset by decreases in foreign currency translation and certain one-time charges incurred during the first quarter of 2015, which included $0.2 million, or $0.01 per diluted share, related to a cost streamlining initiative in South America and a $0.2 million, or $0.01 per diluted share charge, related to events at the Company’s Venezuela affiliate.

Operating income in the first quarter of 2016 was $19.2 million, which increased approximately 8% compared to $17.9 million in the first quarter of 2015.  The increase in operating income was primarily due to the expansion of gross margin in the first quarter of 2016 noted above, as well as the relatively consistent level of SG&A quarter-over-quarter.

The Company had other income of $0.7 million in the first quarter of 2016 compared to other expense of $0.2 million in the first quarter of 2015.  The increase of $0.9 million was primarily driven by foreign exchange transaction gains realized in the first quarter of 2016 compared to foreign exchange transaction losses in the first quarter of 2015.

Interest expense was $0.2 million higher in the first quarter of 2016 compared to the first quarter of 2015, primarily due to higher average borrowings outstanding in the first quarter of 2016 to fund the Company’s recent acquisition activity.  Interest income was relatively flat in the first quarter of 2016 compared to the first quarter of 2015.

The Company’s effective tax rates for the first quarters of 2016 and 2015 were 32.3% and 30.8%, respectively.  The increase in the first quarter of 2016 effective tax rate was primarily due to the Company recording earnings in one of its subsidiaries at a statutory tax rate of 25% while it awaits recertification of a concessionary 15% tax rate, which was available to the Company during the first quarter of 2015.  In addition, the Company has experienced and expects to further experience volatility in its effective tax rates due to the varying timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, among other factors.  Given all these factors, the Company currently estimates its second quarter of 2016 effective tax rate will continue to be between 31% and 33%.  However, the Company still estimates its full year 2016 effective tax rate will approximate 28% to 30%.

Equity in net income of associated companies (“equity income”) increased by $1.5 million in the first quarter of 2016 compared to the first quarter of 2015.  The increase in equity income was primarily due to a smaller currency conversion charge recorded at the Company’s Venezuela affiliate during the first quarter of 2016, of $0.1 million, or $0.01 per diluted share, compared to the first quarter of 2015 charge of $2.6 million, or $0.20 per diluted share.  See Note 1 of Notes to Condensed Consolidated Financial Statements.  Excluding these charges, the primary component of equity income is earnings from the Company’s interest in a captive insurance company.  Earnings attributable to this equity interest were $0.1 million, or $0.01 per diluted share, in the first quarter of 2016 compared to $0.8 million, or $0.06 per diluted share, in the first quarter of 2015.

The Company had a $0.2 million increase in net income attributable to noncontrolling interest in the first quarter of 2016 compared to the first quarter of 2015, primarily due to stronger performance at its India affiliate.

Changes in foreign exchange rates, excluding the currency conversion impacts of the Venezuelan bolivar fuerte noted above, negatively impacted the Company’s first quarter of 2016 net income by approximately 2%, or $0.02 per diluted share.

Reportable Operating Segment Review

The Company sells its industrial process fluids, chemical specialties and technical expertise to a wide range of industries in a global product portfolio throughout its four segments:  (i) North America, (ii) EMEA, (iii) Asia/Pacific and (iv) South America.

Comparison of the First Quarter of 2016 with the First Quarter of 2015

North America

North America represented approximately 46% of the Company’s consolidated net sales in the first quarter of 2016, and the region’s sales decreased $0.6 million, or 1%, compared to the first quarter of 2015.  The decrease in net sales was primarily due to the negative impact of foreign currency translation of 2% and a decrease in selling price and product mix of 2%, partially offset by higher product volumes of 3%.  The foreign exchange impact was primarily due to a weakening of the Mexican peso against the U.S. dollar, as this exchange rate averaged 18.03 in the first quarter of 2016 compared to 14.95 in the first quarter of 2015.  This reportable segment’s operating earnings, excluding indirect expenses, increased $0.8 million, or 5%, compared to the first quarter of 2015.  The first quarter of 2016 increase was mainly driven by higher gross profit on the increased product volume, noted above, and margin expansion due to continued timing of certain raw material cost decreases.  These increases to operating earnings were partially offset by higher labor-related costs on improved segment performance.

EMEA

EMEA represented approximately 27% of the Company’s consolidated net sales in the first quarter of 2016, and the region’s sales increased $4.5 million, or 10%, compared to the first quarter of 2015.  The increase in net sales was primarily due to higher product volumes, including acquisitions, of 18%, partially offset by decreases in selling price and product mix of approximately 6%, and foreign currency translation of 2%. The foreign exchange impact was primarily due to a weakening of the euro against the U.S. dollar, as this exchange rate averaged 1.10 in the first quarter of 2016 compared to an average of 1.13 in the first quarter of 2015.  This reportable segment’s operating earnings, excluding indirect expenses, increased $1.5 million, or 23%, compared to the first quarter of 2015.  The first quarter of 2016 increase was mainly driven by higher gross profit on the increased net sales, noted above, and margin expansion due to continued timing of certain raw material cost decreases.  These increases to operating earnings were partially offset by incremental operating costs from the 2015 Verkol acquisition and higher labor-related costs on improved segment performance.

Asia/Pacific

Asia/Pacific represented approximately 23% of the Company’s consolidated net sales in the first quarter of 2016, and the region’s sales decreased $3.5 million, or 8%, compared to the first quarter of 2015.  The decrease in net sales was primarily due to the negative impact of foreign currency translation of 6% and a decrease in selling price and product mix of 2%, which offset slightly positive base volume growth.  The foreign exchange impact was primarily due to the weakening of the Chinese renminbi, Indian rupee and Australian dollar against the U.S. dollar, as these exchange rates averaged 6.54, 67.51 and 0.72 in the first quarter of 2016 compared to 6.14, 62.24 and 0.79 in the first quarter of 2015, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, increased $0.6 million, or 6%, compared to the first quarter of 2015.  The first quarter of 2016 increase was mainly driven by higher gross profit on margin expansion due to continued timing of certain raw material cost decreases.  This increase to operating earnings was partially offset by higher labor-related costs on improved segment performance.

South America

South America represented approximately 4% of the Company’s consolidated net sales in the first quarter of 2016, and the region’s sales decreased $3.6 million, or 35%, compared to the first quarter of 2015.  The decrease in net sales was primarily due to the negative impact of foreign currency translation of approximately 27% and lower product volumes of 17%, partially offset by an increase in selling price and product mix of 9%.  The foreign exchange impact was primarily due to the weakening of the Brazilian real and Argentinian peso against the U.S. dollar, as these exchange rates averaged 3.90 and 14.41 in the first quarter of 2016 compared to 2.86 and 8.68 in the first quarter of 2015, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $1.6 million, or 125%, compared to the first quarter of 2015.  The first quarter of 2016 decrease was mainly driven by lower gross profit on the decreased net sales, noted above, and lower gross margin due primarily to raw material cost increases, partially offset by lower labor-related costs.  This decrease in labor-related costs was primarily due to the segment’s lower performance and the positive effects from the cost streamlining initiatives taken in this segment during prior years.

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

Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources.  From time to time, forward-looking statements are also included in Quaker’s other periodic reports on Forms 10-K, 10-Q and 8-K, press releases, and other materials released to, or statements made to, the public.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We have evaluated the information required under this Item that was disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2015, and we believe there has been no material change to that information.

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

Changes in internal control over financial reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended March 31, 2016.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report:

			(c)	(d)
			Total Number of	Approximate Dollar
	(a)	(b)	Shares Purchased	Value of Shares that
	Total Number	Average	as part of	May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	Per Share	Plans or Programs	Plans or Programs (1)
January 1 - January 31	83,779	$69.85	83,779	$86,872,029
February 1 - February 29	100	$70.03	100	$86,865,026
March 1 - March 31	4,654 (2)	$81.75 (3)	—	$86,865,026

Total	88,533	$70.47	83,879	$86,865,026

(1)     On May 6, 2015, the Board of Directors of the Company approved, and the Company announced, a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $100,000,000 of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program has no expiration date.  Except as otherwise indicated in note (2) below, all of the shares acquired by the Company during the periods covered by this report were acquired pursuant to the 2015 Share Repurchase Program.

(2)     All of these shares were acquired from employees upon their surrender of previously owned Quaker shares in payment of the exercise price of employee stock options exercised, for the payment of taxes upon exercise of employee stock options or for the vesting of restricted stock.

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

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Mary Dean Hall
Date: April 27, 2016	Mary Dean Hall, Vice President, Chief Financial Officer and Treasurer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)