Form 10-Q
period 2016-09-30
QUAKER CHEMICAL CORP
filed 2016-10-26
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on September 30, 2016	13,257,066

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2016	2
	and September 30, 2015
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended	3
	September 30, 2016 and September 30, 2015
	Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016	5
	and September 30, 2015
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	29
PART II.	OTHER INFORMATION	30
Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6.	Exhibits	31
Signatures		31

PART I

FINANCIAL INFORMATION

Item 1.                        Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$190,428	$189,224	$555,420	$554,280
Cost of goods sold	119,649	117,895	345,531	346,006
Gross profit	70,779	71,329	209,889	208,274
Selling, general and administrative expenses	49,440	52,601	147,223	150,237
Operating income	21,339	18,728	62,666	58,037
Other income (expense), net	514	185	1,491	(97)
Interest expense	(758)	(697)	(2,226)	(1,891)
Interest income	551	422	1,444	1,117
Income before taxes and equity in net income of associated
companies	21,646	18,638	63,375	57,166
Taxes on income before equity in net income of associated
companies	6,121	4,541	19,664	15,624
Income before equity in net income of associated companies	15,525	14,097	43,711	41,542
Equity in net income (loss) of associated companies	826	738	1,389	(688)
Net income	16,351	14,835	45,100	40,854
Less: Net income attributable to noncontrolling interest	343	464	1,131	1,067
Net income attributable to Quaker Chemical Corporation	$16,008	$14,371	$43,969	$39,787
Per share data:
Net income attributable to Quaker Chemical Corporation
Common Shareholders – basic	$1.21	$1.08	$3.32	$2.99
Net income attributable to Quaker Chemical Corporation
Common Shareholders – diluted	$1.21	$1.08	$3.32	$2.98
Dividends declared	$0.345	$0.320	$1.010	$0.940

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$16,351	$14,835	$45,100	$40,854

Other comprehensive (loss) income, net of tax
Currency translation adjustments	(715)	(11,380)	(1,074)	(19,995)
Defined benefit retirement plans	460	706	1,641	3,133
Unrealized gain (loss) on available-for-sale securities	195	(687)	808	(958)
Other comprehensive (loss) income	(60)	(11,361)	1,375	(17,820)

Comprehensive income	16,291	3,474	46,475	23,034
Less: Comprehensive income attributable to noncontrolling
interest	(520)	(97)	(1,217)	(606)
Comprehensive income attributable to Quaker Chemical
Corporation	$15,771	$3,377	$45,258	$22,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value and share amounts)

	Unaudited
	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$99,024	$81,053
Accounts receivable, net	193,805	188,297
Inventories
Raw materials and supplies	38,427	36,876
Work-in-process and finished goods	41,233	38,223
Prepaid expenses and other current assets	21,624	21,404
Total current assets	394,113	365,853
Property, plant and equipment, at cost	236,874	231,164
Less accumulated depreciation	(153,009)	(143,545)
Net property, plant and equipment	83,865	87,619
Goodwill	79,324	79,111
Other intangible assets, net	69,789	73,287
Investments in associated companies	23,448	20,354
Non-current deferred tax assets	17,621	23,468
Other assets	29,311	32,218
Total assets	$697,471	$681,910

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$730	$662
Accounts and other payables	78,579	71,543
Accrued compensation	17,687	19,166
Accrued restructuring	2,233	6,303
Other current liabilities	25,532	26,881
Total current liabilities	124,761	124,555
Long-term debt	75,607	81,439
Non-current deferred tax liabilities	11,776	11,400
Other non-current liabilities	71,629	83,273
Total liabilities	283,773	300,667
Commitments and contingencies (Note 15)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and
outstanding 2016 – 13,257,066 shares; 2015 – 13,288,113 shares	13,257	13,288
Capital in excess of par value	111,453	106,333
Retained earnings	351,560	326,740
Accumulated other comprehensive loss	(72,027)	(73,316)
Total Quaker shareholders’ equity	404,243	373,045
Noncontrolling interest	9,455	8,198
Total equity	413,698	381,243
Total liabilities and equity	$697,471	$681,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Unaudited
	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$45,100	$40,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,469	9,229
Amortization	5,319	4,998
Equity in undistributed (earnings) losses of associated companies, net of dividends	(1,314)	1,362
Deferred compensation and other, net	3,083	(551)
Stock-based compensation	4,942	4,500
Loss (gain) on disposal of property, plant, equipment and other assets	44	(95)
Insurance settlement realized	(809)	(549)
Pension and other postretirement benefits	(3,373)	2,204
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(5,926)	(4,039)
Inventories	(3,741)	(1,028)
Prepaid expenses and other current assets	(868)	(3,545)
Accounts payable and accrued liabilities	5,245	(2,521)
Change in restructuring liabilities	(4,194)	—
Net cash provided by operating activities	52,977	50,819

Cash flows from investing activities
Investments in property, plant and equipment	(6,311)	(6,115)
Payments related to acquisitions, net of cash acquired	(3,244)	(23,990)
Proceeds from disposition of assets	54	130
Insurance settlement interest earned	24	28
Change in restricted cash, net	785	521
Net cash used in investing activities	(8,692)	(29,426)

Cash flows from financing activities
Proceeds from long-term debt	—	30,668
Repayments of long-term debt	(6,842)	(304)
Dividends paid	(13,052)	(12,257)
Stock options exercised, other	64	947
Payments for repurchase of common stock	(5,859)	(4,989)
Excess tax benefit related to stock option exercises	167	400
Net cash (used in) provided by financing activities	(25,522)	14,465
Effect of foreign exchange rate changes on cash	(792)	(4,434)
Net increase in cash and cash equivalents	17,971	31,424
Cash and cash equivalents at beginning of period	81,053	64,731
Cash and cash equivalents at end of period	$99,024	$96,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except certain material adjustments, as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods.  The results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.  During the first quarter of 2016, the Company revised its Condensed Consolidated Balance Sheet for December 31, 2015, reducing non-current deferred tax assets and non-current deferred tax liabilities by $3.6 million each, to correct for offsetting deferred tax balances within related taxing jurisdictions.  The Company considers such revision to be immaterial and the revision had no impact on reported equity, net income or net cash provided by operating activities.

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

During the first quarter of 2016, the Venezuela government announced further changes to its foreign exchange controls, including eliminating the CADIVI, SICAD and SIMADI exchange rate mechanisms and replacing them with a new dual foreign exchange rate system, which consists of a protected “DIPRO” exchange rate, with a rate fixed at 10 Bsf per U.S. dollar and, also, a floating supplementary market exchange rate known as the “DICOM.”  The DIPRO rate is only available for payment of certain imports of essential goods in the food and health sectors while the DICOM governs all other transactions not covered by the DIPRO.  In light of these changes to the foreign exchange controls during the first quarter of 2016, the Company again re-assessed Kelko Venezuela’s access to U.S. dollars, the impact on the operations of Kelko Venezuela, and the impact on the Company’s equity investment and other related assets.  The Company did not believe it had access to the DIPRO and, therefore, believed the DICOM to be the exchange rate system available to Kelko Venezuela.  As of March 31, 2016, the published rate for the DICOM was approximately  273 BsF per U.S. dollar, which resulted in a currency conversion charge of $0.1 million, or $0.01 per diluted share in the first quarter of 2016.  As of September 30, 2016, the Company’s equity investment in Kelko Venezuela was $0.1 million, valued at the DICOM exchange rate of approximately 658 BsF per U.S. dollar.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company.  Where the Company acts as a principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers.  Where the Company acts as an agent, such revenue is recorded using net reporting of service revenue, at the amount of the administrative fee earned by the Company for ordering the goods.  Third-party products transferred under arrangements resulting in net reporting totaled $10.7 million and $32.8 million for the three and nine months ended September 30, 2016, respectively.  Comparatively, third-party products transferred under arrangements resulting in net reporting totaled $12.1 million and $36.2 million for the three and nine months ended September 30, 2015, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 2 – Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued an accounting standard update in August 2016 to standardize how certain transactions are classified in the statement of cash flows.  Specific transactions covered by the accounting standard update include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank owned life insurance policies, distributions received from equity method investments and beneficial interest in securitization transactions.  The guidance within this accounting standard update is effective for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method.  The Company has not early adopted and is currently evaluating the potential impact of this guidance and an appropriate implementation strategy.

The FASB issued an accounting standard update in March 2016 involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, use of a forfeiture rate, and classification on the statement of cash flows.  The guidance within this accounting standard update is effective for annual and interim periods beginning after December 15, 2016.  Early adoption is permitted, however, if early adoption is elected, all amendments in the update must be adopted in the same period.  When adopted, application of the guidance will vary based on each aspect of the update, including adoption under retrospective, modified retrospective or prospective approaches.  The Company has not early adopted and is currently evaluating the potential impact of this guidance and an appropriate implementation strategy.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The FASB issued an accounting standard update in May 2014 regarding the accounting for and disclosure of revenue recognition.  Specifically, the update outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which will be common to both U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The guidance was effective for annual and interim periods beginning after December 15, 2016, and allowed for full retrospective adoption of prior period data or a modified retrospective adoption.  Early adoption was not permitted.  In August 2015, the FASB issued an accounting standard update to delay the effective date of the new revenue standard by one year, or, in other words, to be effective for annual and interim periods beginning after December 15, 2017.  Entities will be permitted to adopt the new revenue standard early but not before the original effective date.  In March 2016, the FASB issued an accounting standard update to clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued an accounting standard update to clarify the identification of performance obligations and the licensing implementation guidance, while retaining the related principles for those areas.  In May 2016, the FASB issued an accounting standard update to clarify guidance in certain areas and add some practical expedients to the guidance.  The amendments in these 2016 updates do not change the core principle of the previously issued guidance in May 2014.  As of September 30, 2016, the Company has begun its preliminary assessment for the implementation of this new revenue recognition guidance.  Given this assessment is in its early stages, the Company is still assessing materiality and evaluating the potential impact of this guidance and an appropriate implementation strategy.

Note 3 – Restructuring and Related Activities

In response to continued weak economic conditions and market declines in many regions, Quaker’s management approved a global restructuring plan (the “2015 Program”) in the fourth quarter of 2015 to reduce its operating costs.  The 2015 Program includes the re-organization of certain commercial functions, the consolidation of certain distribution, laboratory and administrative offices, and other related severance charges.  In addition to these actions, the Company made a decision to make available-for-sale certain technology of one of its existing businesses, which also resulted in employee severance and $0.3 million of intangible assets being reclassified to other current assets as of December 31, 2015.  During the nine months ended September 30, 2016, there has been no further update and the intangible assets continue to be available for sale and included in other current assets.

The 2015 Program includes provisions for the reduction of total headcount of approximately 65 employees globally.  Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits.  The Company still expects to substantially complete all of the initiatives under the 2015 Program in 2016 and expects settlement of these charges to occur primarily in 2016 as well.  The Company has not incurred additional restructuring expenses in connection with the 2015 Program during the first nine months of 2016, and at this time the Company does not expect material additional restructuring expenses beyond customary and routine adjustments to initial estimates for employee separation benefits.

Restructuring activity recognized in each reportable operating segment in connection with the 2015 Program is as follows:

	North			South
	America	EMEA	Asia/Pacific	America	Total
Accrued restructuring as of
December 31, 2015	$1,867	$4,265	$135	$36	$6,303
Cash payments	(1,318)	(2,700)	(137)	(39)	(4,194)
Currency translation adjustments	—	119	2	3	124
Accrued restructuring as of
September 30, 2016	$549	$1,684	$—	$—	$2,233

Note 4 – Business Segments

The Company’s reportable operating segments are organized by geography as follows: (i) North America, (ii) Europe, Middle East and Africa (“EMEA”), (iii) Asia/Pacific and (iv) South America.  Operating earnings, excluding indirect operating expenses, for the Company’s reportable operating segments is comprised of revenues less costs of goods sold and selling, general and administrative expenses (“SG&A”) directly related to the respective region’s product sales.  The indirect operating expenses consist of SG&A not directly attributable to the product sales of each respective reportable operating segment.  Other items not specifically identified with the Company’s reportable operating segments include interest expense, interest income, license fees from non-consolidated affiliates, amortization expense and other income (expense).

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following table presents information about the performance of the Company’s reportable operating segments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales
North America	$86,126	$90,010	$251,586	$258,977
EMEA	49,825	45,989	150,582	130,345
Asia/Pacific	45,892	46,067	130,555	138,913
South America	8,585	7,158	22,697	26,045
Total net sales	$190,428	$189,224	$555,420	$554,280

Operating earnings, excluding indirect operating expenses
North America	$20,324	$21,893	$59,078	$59,938
EMEA	8,295	7,106	25,251	20,538
Asia/Pacific	11,737	11,250	33,865	33,874
South America	680	261	703	2,270
Total operating earnings, excluding indirect operating expenses	41,036	40,510	118,897	116,620
Indirect operating expenses	(17,967)	(20,031)	(50,912)	(53,585)
Amortization expense	(1,730)	(1,751)	(5,319)	(4,998)
Consolidated operating income	21,339	18,728	62,666	58,037
Other income (expense), net	514	185	1,491	(97)
Interest expense	(758)	(697)	(2,226)	(1,891)
Interest income	551	422	1,444	1,117
Consolidated income before taxes and equity in net income of
associated companies	$21,646	$18,638	$63,375	$57,166

Inter-segment revenues for the three and nine months ended September 30, 2016 were $2.5 million and $6.3 million for North America, $5.3 million and $13.2 million for EMEA, $0.1 million and $0.5 million for Asia/Pacific and $0 and less than $0.1 million for South America, respectively.  Inter-segment revenues for the three and nine months ended September 30, 2015 were $2.3 million and $6.9 million for North America, $5.2 million and $14.6 million for EMEA, $0.3 million and $0.5 million for Asia/Pacific and $0 and less than $0.1 million for South America, respectively.  However, all inter-segment transactions have been eliminated from each reportable operating segment’s net sales and earnings for all periods presented above.

Note 5 – Stock-Based Compensation

The Company recognized the following stock-based compensation expense in SG&A in its Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	$215	$164	$632	$548
Nonvested stock awards and restricted stock units	773	668	2,366	2,179
Employee stock purchase plan	21	19	64	56
Non-elective and elective 401(k) matching contribution in stock	473	449	1,749	1,624
Director stock ownership plan	37	31	131	93
Total stock-based compensation expense	$1,519	$1,331	$4,942	$4,500

The Company’s estimated taxes payable as of September 30, 2016 and 2015, respectively, were sufficient to fully recognize $0.2 million and $0.4 million of excess tax benefits related to stock option exercises as cash inflows from financing activities in its Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2016 and 2015, respectively.

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

The fair value of these options is amortized on a straight-line basis over the vesting period.  As of September 30, 2016, unrecognized compensation expense related to options granted was $1.3 million, to be recognized over a weighted average remaining period of 2.0 years.  There were no stock options granted in the second or third quarters of 2016.

During the first nine months of 2016, the Company granted 28,471 nonvested restricted shares and 2,041 nonvested restricted stock units under its LTIP plan that are subject only to time vesting, generally over a three-year period.  The fair value of these awards is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value of these awards for expected forfeitures based on historical experience.  As of September 30, 2016, unrecognized compensation expense related to the nonvested shares was $3.4 million, to be recognized over a weighted average remaining period of 1.6 years, and unrecognized compensation expense related to nonvested restricted stock units was $0.2 million, to be recognized over a weighted average remaining period of 1.9 years.

Note 6 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$672	$763	$—	$1	$2,025	$2,297	$8	$12
Interest cost	1,111	1,256	28	47	3,344	3,772	106	146
Expected return on plan assets	(1,329)	(1,367)	—	—	(4,027)	(4,165)	—	—
Actuarial loss (gain) amortization	769	862	(30)	12	2,389	2,620	—	64
Prior service cost amortization	(25)	(25)	—	—	(76)	(76)	—	—
Net periodic benefit cost	$1,198	$1,489	$(2)	$60	$3,655	$4,448	$114	$222

As of December 31, 2015, the Company elected to use a split discount rate (spot-rate approach) for the U.S. plans and certain foreign plans, which includes the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits beginning in the first quarter of 2016.  This change resulted in a decrease in the service and interest components for pension cost in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.  Historically, the Company estimated service and interest cost components utilizing a single weighted-average discount rate derived from a specific yield curve used to measure the benefit obligation at the beginning of the period.  Under the spot-rate approach, service and interest cost components have been estimated based on the application of the spot rates on a given yield curve at each future year to each plan's projected cash flows to measure the benefit obligation at the beginning of the period.  The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.  This change has been accounted for as a change in accounting estimate and, accordingly, accounted for prospectively.

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2015, that it expected to make minimum cash contributions of $7.5 million to its pension plans and $0.5 million to its other postretirement benefit plans in 2016.  As of September 30, 2016, $6.6 million and $0.4 million of contributions have been made to the Company’s pension plans and its postretirement benefit plans, respectively.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 7 – Other Income (Expense), Net

The components of other income (expense), net for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income from third party license fees	$264	$161	$713	$619
Foreign exchange gains (losses), net	149	(79)	463	(978)
Gain on fixed asset disposals, net	3	21	7	76
Non-income tax refunds and other related credits	72	72	133	141
Other non-operating income	54	53	265	179
Other non-operating expense	(28)	(43)	(90)	(134)
Total other income (expense), net	$514	$185	$1,491	$(97)

Note 8 – Income Taxes and Uncertain Income Tax Positions

The Company’s effective tax rate for the nine months ended September 30, 2016 was 31.0% compared to 27.3% for the nine months ended September 30, 2015.  The increase in the effective tax rate was primarily due to the Company recording earnings in one of its subsidiaries at a statutory tax rate of 25% during the nine months ended September 30, 2016, while it awaits recertification of a concessionary 15% tax rate, which was available to the Company during the nine months ended September 30, 2015.

As of September 30, 2016, the Company’s cumulative liability for gross unrecognized tax benefits was $7.1 million.  As of December 31, 2015, the Company’s cumulative liability for gross unrecognized tax benefits was $11.0 million.  In both the nine months ended September 30, 2016 and 2015, the Company recognized a decrease of $1.5 million in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.  During the nine months ended September 30, 2016, the Company recognized a decrease of $3.6 million in its cumulative liability for gross unrecognized tax benefits due to settlements with tax authorities.  There were no similar settlements during the nine months ended September 30, 2015.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statements of Income.  The Company recognized ($0.7) million and ($0.6) million for interest and ($0.1) million and $0.2 million for penalties in its Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016, respectively.  The Company recognized ($0.1) million and ($0.2) million for interest and less than ($0.1) million and $0.2 million for penalties in its Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2015, respectively.  As of September 30, 2016, the Company had accrued $0.9 million for cumulative interest and $2.1 million for cumulative penalties in its Condensed Consolidated Balance Sheets, compared to $1.5 million for cumulative interest and $1.9 million for cumulative penalties accrued at December 31, 2015.

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

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions.  Tax years that remain subject to examination by major tax jurisdictions include Brazil from 2000, Italy from 2007, France from 2008, the Netherlands and the United Kingdom from 2010, Spain and China from 2012, the United States from 2013, and various domestic state tax jurisdictions from 1993.

In the fourth quarter of 2015, the Dutch tax authorities assessed the Company’s subsidiary, Quaker Chemical B.V., for additional income taxes related to the 2011 tax year and Quaker Chemical B.V. filed a protest of such assessment.  During the third quarter of 2016 the Company settled with the Dutch tax authorities for matters related to transfer pricing issues for 2011, 2012, 2013, 2014, and 2015, with no change to the income tax returns as filed.  In the first quarter of 2016, the French tax authorities gave notice that they were auditing the Company’s subsidiary Quaker Chemical S.A, and subsequently, during the second quarter of 2016,  gave notice that they closed the audit with no additional tax assessed.  Also, the Italian tax authorities have assessed additional tax due from the Company’s subsidiary, Quaker Italia S.r.l., relating to the tax years 2007, 2008, 2009 and 2010.  In the first quarter of 2016, the Italian tax authorities delivered an audit report to Quaker Italia S.r.l. for the tax years 2011, 2012 and 2013 alleging additional tax due.  As of

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

September 30, 2016, the Company believes it has adequate reserves, where merited, for uncertain tax positions with respect to all of these audits.

Note 9 – Earnings Per Share

The following table summarizes earnings per share calculations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$16,008	$14,371	$43,969	$39,787
Less: income allocated to participating securities	(130)	(121)	(373)	(351)
Net income available to common shareholders	$15,878	$14,250	$43,596	$39,436
Basic weighted average common shares outstanding	13,143,884	13,209,119	13,128,996	13,206,122
Basic earnings per common share	$1.21	$1.08	$3.32	$2.99

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$16,008	$14,371	$43,969	$39,787
Less: income allocated to participating securities	(130)	(121)	(373)	(350)
Net income available to common shareholders	$15,878	$14,250	$43,596	$39,437
Basic weighted average common shares outstanding	13,143,884	13,209,119	13,128,996	13,206,122
Effect of dilutive securities	29,960	13,333	18,829	16,181
Diluted weighted average common shares outstanding	13,173,844	13,222,452	13,147,825	13,222,303
Diluted earnings per common share	$1.21	$1.08	$3.32	$2.98

The following aggregate numbers of stock options and restricted stock units are not included in the diluted earnings per share calculation since the effect would have been anti-dilutive: 0 and 3,465 for the three and nine months ended September 30, 2016, respectively, and 7,903 and 6,460 for the three and nine months ended September 30, 2015, respectively.

Note 10 – Goodwill and Other Intangible Assets

The Company completes its annual impairment test as of the end of the third quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units.  The Company continually evaluates financial performance, economic conditions and other relevant developments in assessing if an interim period impairment test for one or more of its reporting units is necessary.  The Company completed its annual impairment assessment as of the end of the third quarter of 2016 and no impairment charge was warranted.  The estimated fair value of each of the Company’s reporting units substantially exceeded its carrying value, with no reporting unit at risk for failing step one of the goodwill impairment test.  In addition, the Company has recorded no impairment charges in its past.  Changes in the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows:

	North			South
	America	EMEA	Asia/Pacific	America	Total
Balance as of December 31, 2015	$42,443	$19,280	$15,244	$2,144	$79,111
Goodwill additions (reductions)	98	(114)	—	—	(16)
Currency translation adjustments	(166)	137	(162)	420	229
Balance as of September 30, 2016	$42,375	$19,303	$15,082	$2,564	$79,324

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2016 and December 31, 2015 were as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2016	2015	2016	2015
Customer lists and rights to sell	$68,463	$67,435	$19,110	$15,806
Trademarks and patents	23,823	23,147	6,978	5,538
Formulations and product technology	5,808	5,808	4,221	4,082
Other	5,986	5,788	5,082	4,565
Total definite-lived intangible assets	$104,080	$102,178	$35,391	$29,991

The Company recorded $1.7 million and $5.3 million of amortization expense for the three and nine months ended September 30, 2016, respectively.  Comparatively, the Company recorded $1.8 million and $5.0 million of amortization expense for the three and nine months ended September 30, 2015, respectively.  Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2016	$6,995
For the year ended December 31, 2017	6,670
For the year ended December 31, 2018	6,449
For the year ended December 31, 2019	6,347
For the year ended December 31, 2020	6,068
For the year ended December 31, 2021	5,686

The Company has two indefinite-lived intangible assets totaling $1.1 million for trademarks at September 30, 2016 and December 31, 2015.

Note 11 – Debt

The Company’s primary credit facility is a $300.0 million syndicated multicurrency credit agreement with a group of lenders, which matures in June 2018.  The maximum amount available under this credit facility can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under this credit facility generally bear interest at a base rate or LIBOR rate plus a margin.  Access to this credit facility is dependent on meeting certain financial and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  As of September 30, 2016 and December 31, 2015, the Company’s consolidated leverage ratio was below 1.0 to 1, and the Company was also in compliance with all of its other covenants.  As of September 30, 2016 and December 31, 2015, the Company had $57.5 million and $62.9 million outstanding, respectively, under its credit facilities.  The Company’s other debt obligations were primarily industrial development bonds and municipality-related loans as of September 30, 2016 and December 31, 2015.

Note 12 – Equity

In May 2015, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program has no expiration date.  The 2015 Share Repurchase Program provides a framework of conditions under which management can repurchase shares of the Company’s common stock.  The Company currently intends to repurchase shares to at least offset the dilutive impact of shares issued each year as part of its employee benefit and share based compensation plans, and could repurchase more if the Company considers the share price to be at a level that offers an advantageous return for its shareholders.  The purchases may be made in the open market or in private and negotiated transactions and will be in accordance with applicable laws, rules and regulations.  In connection with the 2015 Share Repurchase Program, the remaining unutilized 1995 and 2005 Board of Directors authorized share repurchase programs were terminated.

In connection with the 2015 Share Repurchase Program, the Company acquired 83,879 shares of common stock for $5.9 million, during the nine months ended September 30, 2016, and 59,110 shares of common stock for $5.0 million during the nine months ended September 30, 2015.  The Company has elected not to hold treasury shares, and, therefore, has retired the shares as they are repurchased.  It is the Company’s accounting policy to record the excess paid over par value as a reduction in retained earnings for all shares repurchased.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following tables present the changes in equity, net of tax, for the three and nine months ended September 30, 2016 and 2015:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at June 30, 2016	$13,250	$109,751	$340,127	$(71,790)	$8,895	$400,233
Net income	—	—	16,008	—	343	16,351
Amounts reported in other comprehensive
(loss) income	—	—	—	(237)	177	(60)
Dividends ($0.345 per share)	—	—	(4,575)	—	—	(4,575)
Acquisition of noncontrolling interest	—	—	—	—	40	40
Share issuance and equity-based
compensation plans	7	1,671	—	—	—	1,678
Excess tax benefit from stock option exercises	—	31	—	—	—	31
Balance at September 30, 2016	$13,257	$111,453	$351,560	$(72,027)	$9,455	$413,698

Balance at June 30, 2015	$13,337	$103,082	$315,060	$(60,771)	$7,818	$378,526
Net income	—	—	14,371	—	464	14,835
Amounts reported in other comprehensive
loss	—	—	—	(10,994)	(367)	(11,361)
Repurchases of common stock	(40)	—	(3,319)	—	—	(3,359)
Dividends ($0.32 per share)	—	—	(4,256)	—	—	(4,256)
Share issuance and equity-based
compensation plans	9	1,735	—	—	—	1,744
Excess tax benefit from stock option exercises	—	22	—	—	—	22
Balance at September 30, 2015	$13,306	$104,839	$321,856	$(71,765)	$7,915	$376,151

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at December 31, 2015	$13,288	$106,333	$326,740	$(73,316)	$8,198	$381,243
Net income	—	—	43,969	—	1,131	45,100
Amounts reported in other comprehensive
income	—	—	—	1,289	86	1,375
Repurchases of common stock	(84)	—	(5,775)	—	—	(5,859)
Dividends ($1.01 per share)	—	—	(13,374)	—	—	(13,374)
Acquisition of noncontrolling interest	—	—	—	—	40	40
Share issuance and equity-based
compensation plans	53	4,953	—	—	—	5,006
Excess tax benefit from stock option exercises	—	167	—	—	—	167
Balance at September 30, 2016	$13,257	$111,453	$351,560	$(72,027)	$9,455	$413,698

Balance at December 31, 2014	$13,301	$99,056	$299,524	$(54,406)	$7,660	$365,135
Net income	—	—	39,787	—	1,067	40,854
Amounts reported in other comprehensive
loss	—	—	—	(17,359)	(461)	(17,820)
Repurchases of common stock	(59)	—	(4,930)	—	—	(4,989)
Dividends ($0.94 per share)	—	—	(12,525)	—	—	(12,525)
Disposition of noncontrolling interest	—	—	—	—	(351)	(351)
Share issuance and equity-based
compensation plans	64	5,383	—	—	—	5,447
Excess tax benefit from stock option exercises	—	400	—	—	—	400
Balance at September 30, 2015	$13,306	$104,839	$321,856	$(71,765)	$7,915	$376,151

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following tables show the reclassifications from and resulting balances of accumulated other comprehensive loss (“AOCI”) for the three and nine months ended September 30, 2016 and 2015:

			Unrealized
	Currency	Defined	Gain (Loss) in
	Translation	Benefit	Available-for-
	Adjustments	Pension Plans	Sale Securities	Total
Balance at June 30, 2016	$(38,812)	$(34,070)	$1,092	$(71,790)
Other comprehensive (loss) income before
reclassifications	(892)	3	575	(314)
Amounts reclassified from AOCI	—	713	(280)	433
Current period other comprehensive (loss) income	(892)	716	295	119
Related tax amounts	—	(256)	(100)	(356)
Net current period other comprehensive (loss) income	(892)	460	195	(237)
Balance at September 30, 2016	$(39,704)	$(33,610)	$1,287	$(72,027)

Balance at June 30, 2015	$(22,833)	$(39,124)	$1,186	$(60,771)
Other comprehensive (loss) income before
reclassifications	(11,013)	170	(861)	(11,704)
Amounts reclassified from AOCI	—	849	(179)	670
Current period other comprehensive (loss) income	(11,013)	1,019	(1,040)	(11,034)
Related tax amounts	—	(313)	353	40
Net current period other comprehensive (loss) income	(11,013)	706	(687)	(10,994)
Balance at September 30, 2015	$(33,846)	$(38,418)	$499	$(71,765)

			Unrealized
	Currency	Defined	Gain (Loss) in
	Translation	Benefit	Available-for-
	Adjustments	Pension Plans	Sale Securities	Total
Balance at December 31, 2015	$(38,544)	$(35,251)	$479	$(73,316)
Other comprehensive (loss) income before
reclassifications	(1,160)	116	1,087	43
Amounts reclassified from AOCI	—	2,313	136	2,449
Current period other comprehensive (loss) income	(1,160)	2,429	1,223	2,492
Related tax amounts	—	(788)	(415)	(1,203)
Net current period other comprehensive (loss) income	(1,160)	1,641	808	1,289
Balance at September 30, 2016	$(39,704)	$(33,610)	$1,287	$(72,027)

Balance at December 31, 2014	$(14,312)	$(41,551)	$1,457	$(54,406)
Other comprehensive (loss) income before
reclassifications	(19,534)	1,821	(956)	(18,669)
Amounts reclassified from AOCI	—	2,608	(495)	2,113
Current period other comprehensive (loss) income	(19,534)	4,429	(1,451)	(16,556)
Related tax amounts	—	(1,296)	493	(803)
Net current period other comprehensive (loss) income	(19,534)	3,133	(958)	(17,359)
Balance at September 30, 2015	$(33,846)	$(38,418)	$499	$(71,765)

Approximately 70% and 30% of the amounts reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Income for defined benefit retirement plans during the three and nine months ended September 30, 2016 and 2015 were recorded in SG&A and cost of goods sold, respectively.  See Note 6 of Notes to Condensed Consolidated Financial Statements for further information.  All reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Company’s equity interest in a captive insurance company and are recorded in equity in net income of associated companies.  The amounts reported in other comprehensive income for non-controlling interest are related to currency translation adjustments.

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

As of September 30, 2016, the allocation of the purchase price for the 2016 acquisition has not been finalized and the one-year measurement period has not ended.  Adjustments may be necessary as a result of the Company’s assessment of additional information related to the fair value of assets acquired and liabilities assumed.

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

  During the first six months of 2016, the Company identified and recorded certain adjustments to the allocation of the purchase price for the Verkol acquisition.  These adjustments were the result of the Company assessing additional information related to assets acquired during the one-year measurement period following the acquisition.  As of June 30, 2016, the allocation of the purchase price for the Verkol acquisition was finalized.  The following table presents the final allocation of the purchase price of the assets acquired and liabilities assumed for the Verkol acquisition:

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

In November 2014, the Company acquired Binol AB, a leading bio-lubricants producer primarily serving the Nordic region, included in it EMEA reportable operating segment, for 136.5 million SEK, or approximately $18.5 million, which is net of 4.4 million SEK, or approximately $0.5 million, received by the Company as part of a post-closing adjustment in the first quarter of 2015.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 14 – Fair Value Measurements

The Company has valued its company-owned life insurance policies at fair value.  These assets are subject to fair value measurement as follows:

		Fair Value Measurements at September 30, 2016
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,394	$—	$1,394	$—
Total	$1,394	$—	$1,394	$—

		Fair Value Measurements at December 31, 2015
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,336	$—	$1,336	$—
Total	$1,336	$—	$1,336	$—

The fair values of Company-owned life insurance assets are based on quotes for like instruments with similar credit ratings and terms.  The Company did not hold any Level 3 investments as of September 30, 2016 or December 31, 2015, respectively, so related disclosures have not been included.

Note 15 – Commitments and Contingencies

In 1992, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary.  In voluntary coordination with the Santa Ana California Regional Water Quality Board (“SACRWQB”), ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”).  In 2004, the Orange County Water District (“OCWD”) filed a civil complaint against ACP and other parties seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater.  Pursuant to a settlement agreement with OCWD, ACP agreed, among other things, to operate two groundwater treatment systems to hydraulically contain groundwater contamination emanating from ACP’s site until the concentrations of PERC released by ACP fell below the current Federal maximum contaminant level for four consecutive quarterly sampling events.  In February 2014, ACP ceased operation at one of its two groundwater treatment systems, as it had met the above condition for closure.  Based on the most recent modeling, it is estimated that the remaining system will operate for another three months to twenty-seven months.

As of September 30, 2016, the Company believes that the range of potential-known liabilities associated with the balance of the ACP water remediation program is approximately $0.1 million to $0.8 million, for which the Company has sufficient reserves.  The low and high ends of the range are based on the length of operation of the treatment system as determined by groundwater modeling.  Costs of operation include the operation and maintenance of the extraction well, groundwater monitoring and program management.

The Company believes that it has made adequate accruals for costs associated with other environmental problems of which it is aware, although there can be no assurance regarding the outcome of other unrelated environmental matters.  The Company accrued approximately $0.2 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively, to provide for such anticipated future environmental assessments and remediation costs.

An inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos.  The subsidiary discontinued operations in 1991 and has no remaining assets other than the proceeds received from insurance settlements.  To date, the overwhelming majority of these claims have been disposed of without payment and there have been no adverse judgments against the subsidiary.  Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is less than $3.0 million (excluding costs of defense).  Although the Company has also been named as a defendant in certain of these cases, no claims have been actively pursued against the Company, and the Company has not contributed to the defense or settlement of any of these cases pursued against the subsidiary.  These cases were handled by the subsidiary’s primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the aggregate limits of their policies.  A significant portion of this primary insurance coverage was provided by an insurer that is insolvent, and the other primary insurers asserted that the aggregate limits of their policies have been exhausted.  The subsidiary challenged the applicability of these limits to the claims being brought against the subsidiary.  In response, two of the three carriers entered into separate settlement and release agreements with the subsidiary in 2005 and 2007 for $15.0 million and $20.0 million, respectively.  The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

asbestos litigation.  In 2007, the subsidiary and the remaining primary insurance carrier entered into a Claim Handling and Funding Agreement, under which the carrier is paying 27% of defense and indemnity costs incurred by or on behalf of the subsidiary in connection with asbestos bodily injury claims.  The agreement continues until terminated and can only be terminated by either party by providing a minimum of two years prior written notice.  As of September 30, 2016, no notice of termination has been given under this agreement.  At the end of the term of the agreement, the subsidiary may choose to again pursue its claim against this insurer regarding the application of the policy limits.  The Company believes that, if the coverage issues under the primary policies with the remaining carrier are resolved adversely to the subsidiary and all settlement proceeds were used, the subsidiary may have limited additional coverage from a state guarantee fund established following the insolvency of one of the subsidiary’s primary insurers.  Nevertheless, liabilities in respect of claims may exceed the assets and coverage available to the subsidiary.

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

In 2010, three jurisdictions contacted the subsidiary and, since then, the subsidiary has either participated in an amnesty program or entered into a settlement whereby it paid a reduced portion of the amounts owed in resolution of those jurisdictions’ claims.  In 2013, an additional jurisdiction issued an assessment against the subsidiary for certain tax years.  During the fourth quarter of 2015, the subsidiary participated in an amnesty program whereby it paid a reduced portion of the amounts owed in resolution of the jurisdictions’ claims.  As a result, the Company had no remaining accruals for these or any other related tax assessments at September 30, 2016 or December 31, 2015.

In analyzing the subsidiary’s exposure, it is difficult to estimate both the probability and the amount of any potential liabilities due to a number of factors, including: the decrease in exposure over time due to applicable statutes of limitations and actions taken by the subsidiary, the joint liability of customers and suppliers for a portion of the VAT, the availability of a VAT refund for VAT incorrectly paid through an administrative process, any amounts which may have been or will be paid by customers, as well as the timing and structure of any tax amnesties or settlements.  In addition, interest and penalties on any VAT due can be a multiple of the base tax.  The subsidiary may contest any tax assessment administratively and/or judicially for an extended period of time, but may ultimately resolve its disputes through participation in tax amnesty programs, which are a common practice for settling tax disputes in the jurisdictions in question and which have historically occurred on a regular basis, resulting in significant reductions of interest and penalties.  Also, the timing of payments and refunds of VAT may not be contemporaneous, and, if additional VAT is owed, it may not be fully recoverable from customers.  As of September 30, 2016, the Company believes there is one potentially impacted jurisdiction remaining, and if the jurisdiction were to initiate audits and issue assessments, the remaining exposure, net of refunds, could be from $0 to $1.4 million, assuming the continued availability of future amnesty programs or settlements to reduce the interest and penalties.  If there are future assessments but no such future amnesty programs or settlements, the potential exposure could be higher.

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

The Company had solid operating results in the third quarter of 2016, as organic volume, acquisition-related growth and continued discipline in managing labor-related costs in its selling, general and administrative expenses (“SG&A”) offset some gross margin contraction and continued foreign exchange headwinds.  Specifically, net sales increased 1% to $190.4 million in the third quarter of 2016 compared to $189.2 million in the third quarter of 2015 on a 2% growth in organic volumes and a 2% increase from acquisitions, partially offset by the negative impact of foreign currency translation of $3.7 million, or 2% and an approximate 1% decline in selling price and product mix.  Although the Company’s net sales increased, gross profit decreased 1% quarter-over-quarter due to a decline in gross margin to 37.2% in the third quarter of 2016 compared to 37.7% in the third quarter of 2015, primarily from changes in certain raw material costs and product mix.  Despite the decline in gross profit, the Company’s operating income increased 14% to $21.3 million in the third quarter of 2016 compared to $18.7 million in the third quarter of 2015 due to a decrease in SG&A of $3.2 million in the third quarter of 2016 compared to the third quarter of 2015.  The decrease in SG&A was driven by a decrease in transaction-related expenses and a continued discipline in managing labor-related costs, including savings as a result of the 2015 global restructuring program.  During the third quarters of 2016 and 2015, the Company incurred $1.2 million, or $0.08 per diluted share, and $2.8 million, or $0.15 per diluted share, respectively, for certain uncommon transaction-related costs in connection with the execution of, and diligence on, acquisition candidates.  Related to the restructuring program, the Company did not incur any additional restructuring expenses in the third quarter of 2016 and continues to execute the program as planned.  The Company continues to project pre-tax cost savings as a result of this program to approximate $3 million for 2016, realized mainly over the second half of the year, and $6 million annually in subsequent years.  Excluding the transaction-related costs, noted above, the Company’s adjusted EBITDA increased 6% to $28.3 million in the third quarter of 2016 compared to $26.8 million in the third quarter of 2015.

The Company’s earnings per diluted share increased 12% to $1.21 for the third quarter of 2016 compared to $1.08 in the prior-year quarter, with non-GAAP earnings per diluted share increasing 5% to $1.25 in the current quarter compared to $1.19 in the third quarter of 2015.  These reported and non-GAAP earnings per diluted share were achieved despite the negative impact of foreign exchange of approximately 3%, or $0.04 per diluted share, and a higher effective tax rate of 28.3% compared to 24.4% in the third quarter of 2015.  The Company has recognized a higher effective tax rate during the first nine months of 2016 due to the timing of the recertification of a concessionary tax rate in one of its subsidiaries, which was available to the Company throughout 2015 and which the Company expects to receive in the fourth quarter of 2016, resulting in a full year cumulative adjustment.  See the Non-GAAP Measures section of this Item, below, as well as other items discussed in the Company’s Consolidated Operations Review, in the Operations section of this Item, below.

From a regional perspective, the Company’s third quarter of 2016 operating performance was highlighted by continued volume growth and market share gains, primarily in Europe, Middle East and Africa (“EMEA”) and Asia/Pacific, which were partially offset by the negative impacts from foreign currency translation in a majority of the regions.  Specific to EMEA, the region increased its operating earnings on organic volume growth, as well as the Company’s 2015 acquisition of Verkol, on generally consistent gross margins and labor-related costs.  Similarly, Asia/Pacific increased its operating earnings from solid volume growth on relatively consistent gross margin and reduced levels of SG&A, which were partially offset by the negative impact of foreign currency translation.  The Company’s North America region experienced a decline in its sales due to lower volumes, selling price and product mix and foreign currency translation.  In addition, this region began to experience some contraction in its gross margin due to changes in certain raw material costs and product mix, but this was partially offset by lower levels of SG&A.    In the Company’s smallest region, South America, the Company was able to grow profitability through higher sales volumes and selling price and product mix and, also, lower labor-related costs as a result of various initiatives, including cost streamlining efforts taken in this segment in prior years.   See the Reportable Operating Segments Review, in the Operations section of this Item, below.

The Company’s strong operating performance, coupled with lower cash invested in the Company’s working capital, generated net operating cash flows of $17.0 million in the third quarter of 2016, which increased net operating cash flows by 4% to $53.0 million in the first nine months of 2016 compared to $50.8 million in the first nine months of 2015.  The key drivers of the Company’s working capital improvement are further discussed in the Company’s Liquidity and Capital Resources section of this Item, below.

Overall, the Company is pleased with another quarter of solid results.  Specifically, the Company was able to increase its net sales from both a 2% growth in organic volumes and a 2% increase from acquisitions and further leverage its labor-related SG&A costs, offsetting some contraction in gross margin in the third quarter of 2016 and driving growth in operating income and adjusted EBITDA

Quaker Chemical Corporation

Management’s Discussion and Analysis

compared to the third quarter of 2015.  Notably, these results were also achieved despite a challenging economic environment and continued negative impacts from foreign exchange on net sales and earnings of approximately 2% and 3%, respectively.  Looking forward to the remainder of 2016, the Company expects the fourth quarter gross margin to remain at a similar level as the current quarter.  Also, the Company expects that savings from its global restructuring and other cost streamlining initiatives, continued market share gains and the leveraging of past acquisitions will continue to help offset market and foreign exchange challenges.  In addition, the Company’s strong cash flow generation and balance sheet continue to be strengths that will support future key strategic initiatives and acquisitions.  Overall, the Company remains confident in its future and expects 2016 will continue to be another good year for Quaker, as the Company continues to expect growth in both net sales and earnings during 2016, and to increase non-GAAP earnings and adjusted EBITDA for the seventh consecutive year.

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $99.0 million at September 30, 2016 from $81.1 million at December 31, 2015.  The approximate $18.0 million increase was the net result of $53.0 million of cash provided by operating activities, partially offset by $8.7 million of cash used in investing activities, $25.5 million of cash used in financing activities and a $0.8 million decrease due to the effect of changes in foreign exchange rates on cash.

Net cash flows provided by operating activities were $53.0 million in the first nine months of 2016 compared to $50.8 million in the first nine months of 2015.  The $2.2 million increase in net cash flows provided by operating activities was driven primarily by improved operating performance and lower cash invested in the Company’s working capital, partially offset by a year-over-year increase in cash outflows related to pension and postretirement benefits due to timing and increased pension contributions.  The decrease in cash invested in working capital was due to improved working capital management as well as the timing of certain cash outflows from accounts payable and accruals.  These increases to operating cash flows were partially offset by restructuring payments made in the first nine months of 2016, as part of the Company’s global restructuring program initiated in the fourth quarter of 2015, described below.

Net cash flows used in investing activities decreased from $29.4 million in the first nine months of 2015 to $8.7 million in the first nine months of 2016, primarily due to lower payments for acquisitions.  During the first nine months of 2016, the Company had cash outflows of $3.2 million related to acquisitions, which included a post-closing adjustment to finalize its acquisition of Verkol and the acquisition of a business associated with dust control products for the mining industry.  During the first nine months of 2015, the Company had cash outflows of $24.0 million for acquisitions, which included the acquisition of Verkol and a post-closing adjustment to finalize its 2014 acquisition of Binol AB.  These higher cash outflows were partially offset by changes in the Company’s restricted cash, which is dependent upon the timing of claims and payments associated with a subsidiary’s asbestos litigation.  The Company’s capital spending related to property, plant and equipment was relatively consistent during the first nine months of 2016 compared to the first nine months of 2015, and levels of spending within the Company’s regional segments were relatively consistent as well.

Net cash flows used in financing activities were $25.5 million in the first nine months of 2016 compared to cash provided by financing activities of $14.5 million in the first nine months of 2015.  The $40.0 million increase  in net cash outflows was primarily due to proceeds from long-term debt, net of repayments, of $30.4 million in the first nine months of 2015 compared to long-term debt repayments of $6.8 million in the first nine months of 2016.  The prior year proceeds from long-term debt, coupled with cash on hand, were primarily used to finance the Verkol acquisition.  In addition, the Company had increased dividend payments and additional share repurchases of $0.8 million and $0.9 million, respectively, in the first nine months of 2016 compared to the first nine months of 2015.

The Company’s primary credit facility is a $300.0 million syndicated multicurrency credit agreement with a group of lenders, which matures in June 2018.  The maximum amount available under this credit facility can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under this credit facility generally bear interest at a base rate or LIBOR rate plus a margin.  Access to this credit facility is dependent on meeting certain financial and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  As of September 30, 2016 and December 31, 2015, the Company’s consolidated leverage ratio was below 1.0 to 1, and the Company was also in compliance with all of its other covenants.  As of September 30, 2016 and December 31, 2015, the Company had $57.5 million and $62.9 million outstanding, respectively, under its credit facilities.  The Company’s other debt obligations were primarily industrial development bonds and municipality-related loans as of September 30, 2016 and December 31, 2015.

The Company continues to execute its global restructuring program initiated in the fourth quarter of 2015 as planned, and did not incur any additional restructuring expenses during the first nine months of 2016.  In addition, the Company still expects to substantially complete this program during 2016.  During the first nine months of 2016, the Company realized cost savings related to this program in line with original expectations, and continues to project pre-tax cost savings as a result of this program to approximate $3 million in 2016, realized mainly over the second half of the year, and $6 million annually in subsequent years.  Notably, the Company paid $4.2 million during the nine months ended September 30, 2016 and expects to pay an additional $2.2 million primarily in the fourth quarter of 2016 utilizing operating cash flows for the settlement of its remaining restructuring liabilities.

Quaker Chemical Corporation

Management’s Discussion and Analysis

As of September 30, 2016, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $10.1 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability.  However, should the entire liability be paid, the amount of the payment may be reduced by up to $5.0 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements and funding its business objectives, including but not limited to, payments of dividends to shareholders, pension plan contributions, capital expenditures, acquisitions and other business opportunities, other potential contingencies and share repurchases, through internally generated funds supplemented with debt or equity as needed.

Critical Accounting Policies

The Company’s critical accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2015 remain materially consistent.  However, the Company completed its annual goodwill impairment assessment during the third quarter of 2016.  Based on this assessment, the following is an update to the Company’s related critical accounting policy:

Goodwill and other intangible assets — The Company accounts for business combinations under the acquisition method of accounting.  This method requires the recording of acquired assets, including separately identifiable intangible assets, at their acquisition date fair values.  Any excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill.  The determination of the estimated fair value of assets acquired requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, royalty rates, asset lives and market multiples, among other items.  When necessary, the Company consults with external advisors to help determine fair value.  For non-observable market values, the Company may determine fair value using acceptable valuation principles, including the excess earnings, relief from royalty, lost profit or cost methods.

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

The Company completed its annual impairment assessment as of the end of the third quarter of 2016, and no impairment charge was warranted.  Furthermore, the estimated fair value of each of the Company’s reporting units substantially exceeded its carrying value, with none of the Company’s reporting units at risk for failing step one of the goodwill impairment test.  The Company’s consolidated goodwill and indefinite-lived intangible assets at September 30, 2016 and December 31, 2015 were $80.4 million and $80.2 million, respectively.  The Company used a WACC of approximately 10% and, at September 30, 2016, this assumption would have had to increase by more than 25.6% before any of the Company’s reporting units would fail step one of the impairment analysis.  Further, at September 30, 2016, the Company’s estimate of future NOPAT would have had to decrease by more than 23.8% before any of the Company’s reporting units would be considered potentially impaired.

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

Quaker Chemical Corporation

Management’s Discussion and Analysis

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
GAAP earnings per diluted share attributable to Quaker Chemical Corporation
common shareholders	$1.21	$1.08	$3.32	$2.98
Equity income in a captive insurance company per diluted share (a)	(0.04)	(0.04)	(0.07)	(0.09)
Certain uncommon transaction-related expenses per diluted share (b)	0.08	0.15	0.08	0.15
U.S. customer bankruptcies per diluted share (c)	—	0.00	—	0.01
Cost streamlining initiatives per diluted share (d)	—	—	—	0.01
Currency conversion impact of the Venezuelan bolivar fuerte per diluted share (e)	—	—	0.01	0.21
Non-GAAP earnings per diluted share	$1.25	$1.19	$3.34	$3.27

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributable to Quaker Chemical Corporation	$16,008	$14,371	$43,969	$39,787
Depreciation and amortization	4,868	4,863	14,788	14,227
Interest expense	758	697	2,226	1,891
Taxes on income before equity in net income of associated companies	6,121	4,541	19,664	15,624
Equity income in a captive insurance company (a)	(597)	(526)	(952)	(1,221)
Certain uncommon transaction-related expenses (b)	1,157	2,813	1,157	2,813
U.S. customer bankruptcies (c)	—	68	—	179
Cost streamlining initiatives (d)	—	—	—	173
Currency conversion impact of the Venezuelan bolivar fuerte (e)	—	—	88	2,806
Adjusted EBITDA	$28,315	$26,827	$80,940	$76,279
Adjusted EBITDA margin (%)	14.9%	14.2%	14.6%	13.8%

(a)     Equity income in a captive insurance company represents the income attributable to the Company’s interest in Primex, Ltd. (“Primex”), a captive insurance company.  The Company holds a 33% investment in, and has significant influence over Primex, and therefore accounts for this interest under the equity method of accounting.  The income attributable to Primex is not considered core to the Company’s operations.

(b)    Certain uncommon transaction-related expenses represent certain transaction-related costs incurred in connection with the execution of, and diligence on, acquisition candidates.  These costs are not indicative of the future operating performance of the Company.

(c)     U.S. customer bankruptcies represent the costs associated with reserving for trade accounts receivable of certain U.S. customers who filed for bankruptcy protection.  These expenses are not indicative of the future operating performance of the Company.

(d)    Cost streamlining initiatives represent expenses associated with certain actions taken in the Company’s South America reportable operating segment to streamline and enhance segment profitability.  These costs are not indicative of the future operating performance of the Company.

(e)     Currency conversion impact of the Venezuelan bolivar fuerte represents losses incurred at the Company’s Venezuelan affiliate as a result of changes in Venezuela’s foreign exchange markets and controls.  See Note 1 of Notes to Condensed Consolidated Financial Statements.  These losses were the result of specific one-time changes to Venezuela’s foreign exchange controls and are not indicative of the future operating performance of the Company.

Operations

Consolidated Operations Review – Comparison of the Third Quarter of 2016 with the Third Quarter of 2015

Net sales in the third quarter of 2016 of $190.4 million increased 1% from $189.2 million in the third quarter of 2015.  The increase in net sales was primarily due to a 2% increase in organic volumes and a $3.0 million, or 2% increase from sales attributable to the Company’s 2015 acquisition of Verkol, partially offset by the negative impact of foreign currency translation of $3.7 million, or 2%, and a decline in selling price and product mix of approximately 1%.

Quaker Chemical Corporation

Management’s Discussion and Analysis

Costs of goods sold (“COGS”) in the third quarter of 2016 of $119.6 million increased 1% from $117.9 million in the third quarter of 2015.  The increase in COGS was primarily due to increases in product volume, including the additional COGS attributed to the Company’s 2015 acquisition of Verkol, and the impact of product mix and certain raw material cost changes, partially offset by the impact of foreign currency translation.

Gross profit in the third quarter of 2016 decreased approximately $0.6 million, or 1%, from the third quarter of 2015.  The decrease in gross profit was primarily due to slightly lower gross margin of 37.2% in the third quarter of 2016 compared to 37.7% in the third quarter of 2015, partially offset by the increase in sales volumes, noted above.  The decrease in gross margin was driven by changes in certain raw material costs and product mix.

SG&A in the third quarter of 2016 decreased $3.2 million compared to the third quarter of 2015, primarily due to the impact of cost savings efforts, including savings as a result of the 2015 global restructuring program, decreases from foreign currency translation, and the lower uncommon transaction-related expenses described in the Non-GAAP Measures section of this Item, above.  In addition, overall labor–related costs were relatively flat quarter-over-quarter as annual compensation increases and the incremental costs associated with the Company’s 2015 acquisition of Verkol were offset by certain cost savings efforts, noted above.  Also, the Company did not incur any additional restructuring expenses in the third quarter of 2016 and continues to execute the program as planned.

Operating income in the third quarter of 2016 was $21.3 million, a 14% increase compared to $18.7 million in the third quarter of 2015.  The increase in operating income was primarily due to the increase in sales volumes and the decrease in SG&A quarter-over-quarter, partially offset by the slight decline in gross margin, noted above.

The Company had other income of $0.5 million in the third quarter of 2016 compared to $0.2 million in the third quarter of 2015.  The increase of $0.3 million in other income was primarily driven by foreign currency transaction gains realized in the third quarter of 2016 compared to foreign currency transaction losses in the third quarter of 2015.

Interest expense was relatively consistent on comparable average borrowings outstanding in the third quarter of 2016 compared to the third quarter of 2015.  Interest income was $0.1 million higher in the third quarter of 2016 compared to the third quarter of 2015, primarily due to an increase in the level of the Company’s invested cash during the third quarter of 2016.

The Company’s effective tax rates for the third quarters of 2016 and 2015 were 28.3% and 24.4%, respectively.  The increase in the third quarter of 2016 effective tax rate was primarily due to the Company recording earnings in one of its subsidiaries at a statutory tax rate of 25% while it awaits recertification of a concessionary 15% tax rate, which was available to the Company during the third quarter of 2015.  The Company still expects to receive this recertification and to record the full year cumulative benefit of the reduced rate in the fourth quarter of 2016.

Equity in net income of associated companies (“equity income”) increased by $0.1 million in the third quarter of 2016 compared to the third quarter of 2015.  The increase in equity income was primarily due to higher earnings from the Company’s interest in a captive insurance company, described in the Non-GAAP Measures section of this Item, above.

Net income attributable to noncontrolling interest decreased by $0.1 million in the third quarter of 2016 compared to the third quarter of 2015, primarily due to lower earnings attributable to the Company’s India affiliate.

Changes in foreign exchange rates negatively impacted the Company’s third quarter of 2016 net income by approximately 3%, or $0.04 per diluted share.

Consolidated Operations Review – Comparison of the First Nine Months of 2016 with the First Nine Months of 2015

Net sales for the first nine months of 2016 of $555.4 million increased modestly compared to net sales of $554.3 million for the first nine months of 2015.  The $1.1 million, or less than 1%, increase to net sales was primarily the result of a 5% increase in volumes, including approximately $18.4 million of sales attributable to the Company’s 2015 acquisition of Verkol, partially offset by the negative impact of foreign currency translation of $17.0 million, or 3%, and declines in selling price and product mix of 1%.

COGS in the first nine months of 2016 of $345.5 million were down slightly compared to $346.0 million in the first nine months of 2015.  The decrease in COGS was primarily due to a change in raw material costs, the mix of products sold, and the impact of foreign currency translation, which was partially offset by increases in product volume, including additional COGS attributed to the Company’s 2015 acquisition of Verkol.

Gross profit for the first nine months of 2016 increased $1.6 million, or 1%, from the first nine months of 2015, which was primarily driven by the increase in sales volumes, noted above, on relatively consistent gross margins of 37.8% for the first nine months of 2016 compared to 37.6% in the first nine months of 2015.

SG&A for the first nine months of 2016 decreased $3.0 million compared to the first nine months of 2015, primarily due to a decline from foreign currency translation and lower one-time charges incurred during the first nine months of 2016, including lower uncommon transaction-related expenses, a prior year cost streamlining initiative in South America, prior year events in the Company’s

Quaker Chemical Corporation

Management’s Discussion and Analysis

Venezuelan affiliate, and the prior year U.S. customer bankruptcies, described in the Non-GAAP Measures section of this Item, above.  In addition, the Company incurred additional SG&A for normal year-over-year labor-related compensation increases and the incremental costs associated with the Company’s 2015 acquisition of Verkol, however, these costs were largely offset by certain cost savings efforts, including the 2015 global restructuring program, noted above.

Operating income in the first nine months of 2016 was $62.7 million, a 8% increase compared to $58.0 million in the first nine months of 2015.  The increase in operating income was primarily due to the increase in sales volumes during the first nine months of 2016, on consistent gross margin levels and the decrease in SG&A year-over-year, noted above.

The Company had other income of $1.5 million in the first nine months of 2016 compared to other expense of $0.1 million in the first nine months of 2015.  The increase in other income was primarily driven by foreign currency transaction gains realized in the first nine months of 2016 compared to foreign currency transaction losses in the first nine months of 2015.

Interest expense increased $0.3 million in the first nine months of 2016 compared to the first nine months of 2015, primarily due to higher average borrowings outstanding during the current period to fund the Company’s recent acquisition activity.  Interest income increased $0.3 million in the first nine months of 2016 compared to the first nine months of 2015, primarily due to an increase in the level of the Company’s invested cash and increased interest received on certain tax-related credits during the first nine months of 2016.

The Company’s effective tax rates for the first nine months of 2016 and 2015 were 31.0% and 27.3%, respectively.  The increase in the first nine months of 2016 effective tax rate was primarily due to the Company recording earnings in one of its subsidiaries at a statutory tax rate of 25% while it awaits recertification of a concessionary 15% tax rate, which was available to the Company during the first nine months of 2015.  However, the Company still expects to receive its recertification during the fourth quarter of 2016, as noted above, and estimates its full year 2016 effective tax rate will decrease to approximately 28% to 30%.  In addition, the Company has experienced and expects to further experience volatility in its effective tax rates due to the varying timing of tax audits and the expirations of applicable statutes of limitations as they relate to uncertain tax positions, among other factors.

Equity income increased $2.1 million in the first nine months of 2016 compared to the first nine months of 2015.  The increase in equity income was primarily due to a smaller currency conversion charge recorded at the Company’s Venezuela affiliate and lower equity income from the Company’s interest in a captive insurance company, described in the Non-GAAP Measures section of this Item, above.

The Company had a $0.1 million increase in net income attributable to noncontrolling interest in the first nine months of 2016 compared to the first nine months of 2015, primarily due to a stronger performance at its India affiliate.

Changes in foreign exchange rates, excluding the currency conversion impacts of the Venezuelan bolivar fuerte, noted above, negatively impacted the Company’s first nine months of 2016 net income by approximately 3%, or $0.11 per diluted share.

Reportable Operating Segments Review

The Company sells its industrial process fluids, chemical specialties and technical expertise to a wide range of industries in a global product portfolio throughout its four segments:  (i) North America, (ii) EMEA, (iii) Asia/Pacific and (iv) South America.

Comparison of the Third Quarter of 2016 with the Third Quarter of 2015

North America

North America represented approximately 45% of the Company’s consolidated net sales in the third quarter of 2016, and the region’s sales decreased $3.9 million, or 4%, compared to the third quarter of 2015.  The decrease in net sales was primarily due to lower volumes of 2%, the negative impact of foreign currency translation of 1% and a decrease in selling price and product mix of 1%.  The foreign exchange impact was primarily due to a weakening of the Mexican peso against the U.S. dollar, as this exchange rate averaged 18.74 in the third quarter of 2016 compared to 16.43 in the third quarter of 2015.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $1.6 million, or 7%, compared to the third quarter of 2015, which was the result of a decline in gross profit on lower sales volumes, noted above, and a slight decline in gross margin due to raw material cost changes and product mix compared to the prior year quarter.  These declines to operating earnings were partially offset by lower SG&A quarter-over-quarter due to the impact of foreign currency translation, the Company’s cost savings efforts and lower segment performance.

EMEA

EMEA represented approximately 26% of the Company’s consolidated net sales in the third quarter of 2016, and the region’s sales increased $3.8 million, or 8%, compared to the third quarter of 2015.  The increase in net sales was primarily due to higher volumes, including acquisitions, of 8% and increases in selling price and product mix of approximately 1%, partially offset by a negative impact of foreign currency translation of less than 1%.  This reportable segment’s operating earnings, excluding indirect expenses, increased $1.2 million, or 17%, compared to the third quarter of 2015.  The third quarter of 2016 increase was mainly driven by higher gross profit on the increased net sales, noted above, on relatively consistent gross margins quarter-over-quarter.  SG&A in

Quaker Chemical Corporation

Management’s Discussion and Analysis

the third quarter of 2016 was flat compared to the prior year quarter, as incremental operating costs from the 2015 Verkol acquisition and higher labor-related costs on improved segment performance were offset by the Company’s cost savings efforts.

Asia/Pacific

Asia/Pacific represented approximately 24% of the Company’s consolidated net sales in the third quarter of 2016, and the region’s sales decreased $0.2 million, or less than 1%, compared to the third quarter of 2015.  The decrease in net sales was primarily due to the negative impact of foreign currency translation of 4% and a decrease in selling price and product mix of 3%, partially offset by increases in volumes of 7%.  The foreign exchange impact was primarily due to the weakening of the Chinese renminbi and Indian rupee against the U.S. dollar, as these exchange rates averaged 6.67 and 66.96 in the third quarter of 2016 compared to 6.27 and 64.95 in the third quarter of 2015, respectively.  Partially offsetting this foreign exchange impact was the strengthening of the Australian dollar against the U.S. dollar, as this exchange rate averaged 0.76 in the third quarter of 2016 compared to an average of 0.73 in the third quarter of 2015.  This reportable segment’s operating earnings, excluding indirect expenses, increased $0.5 million, or 4%, compared to the third quarter of 2015.  The increase in the third quarter of 2016 operating earnings was primarily driven by a decline in SG&A due to the impact of foreign currency translation and the Company’s cost savings efforts, while gross profit was relatively consistent compared to the third quarter of 2015 due to the changes to net sales, noted above, on a modest increase in gross margin.

South America

South America represented approximately 5% of the Company’s consolidated net sales in the third quarter of 2016, and the region’s sales increased $1.4 million, or 20%, compared to the third quarter of 2015.  The increase in net sales was primarily due to higher volumes of 11% and an increase in selling price and product mix of 12%, partially offset by the negative impact of foreign currency translation of 3%.  The foreign exchange impact was primarily due to the weakening of the Argentinian peso, partially offset by the strengthening of the Brazilian real against the U.S. dollar, as these exchange rates averaged 14.94 and 3.24 in the third quarter of 2016 compared to 9.25 and 3.54 in the third quarter of 2015, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, increased $0.4 million, or 161%, compared to the third quarter of 2015.  The third quarter of 2016 increase was driven by higher gross profit on the increased net sales, noted above, partially offset by lower gross margin due to raw material cost increases.  In addition, the segment’s SG&A declined quarter-over-quarter primarily due to the positive effects of various cost savings efforts, including the Company’s prior years’ streamlining efforts in this segment.

Comparison of the First Nine Months of 2016 with the First Nine Months of 2015

North America

North America represented approximately 45% of the Company’s consolidated net sales in the first nine months of 2016, which decreased $7.4 million, or 3%, compared to the first nine months of 2015.  The decrease in net sales was primarily due to the negative impact of foreign currency translation of 2% and a decrease in selling price and product mix of 2%, partially offset by higher volumes of 1%.  The foreign exchange impact was primarily due to a weakening of the Mexican peso against the U.S. dollar, as this exchange rate averaged 18.28 in the first nine months of 2016 compared to 15.54 in the first nine months of 2015.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $0.9 million, or 1%, compared to the first nine months of 2015.  The decrease during the first nine months of 2016 was primarily due to the lower net sales, noted above, partially offset by increased gross margin on lower raw material costs and product mix.  This segment had relatively consistent levels of SG&A year-over-year as normal annual compensation increases were offset by lower segment performance and the Company’s cost savings efforts.

EMEA

EMEA represented approximately 27% of the Company’s consolidated net sales in the first nine months of 2016, which increased $20.2 million, or 16%, compared to the first nine months of 2015.  The increase in net sales was primarily due to higher volumes, including acquisitions, of 18%, partially offset by decreases in selling price and product mix of approximately 2% and the negative impact of foreign currency translation of less than 1%.  This reportable segment’s operating earnings, excluding indirect expenses, increased $4.7 million, or 23%, compared to the first nine months of 2015.  The increase during the first nine months of 2016 was mainly driven by higher gross profit on the increased net sales, noted above, partially offset by a slightly lower gross margin.  In addition, the region had higher SG&A due to incremental operating costs from the 2015 Verkol acquisition and increased labor-related costs on improved segment performance, partially offset by the Company’s cost savings efforts.

 Asia/Pacific

Asia/Pacific represented approximately 24% of the Company’s consolidated net sales in the first nine months of 2016, which decreased $8.4 million, or 6%, compared to the first nine months of 2015.  The decrease in net sales was primarily due to the negative impact of foreign currency translation of 5% and a decrease in selling price and product mix of 2%, partially offset by higher volumes of 1%.  The foreign exchange impact was primarily due to the weakening of the Chinese renminbi, Indian rupee and Australian dollar against the U.S. dollar, as these exchange rates averaged 6.58, 67.12 and 0.74 in the first nine months of 2016 compared to 6.17, 63.50 and 0.76 in the first nine months of 2015, respectively.  This reportable segment’s operating earnings, excluding indirect expenses,

Quaker Chemical Corporation

Management’s Discussion and Analysis

were flat compared to the first nine months of 2015.  The consistent results during the first nine months of 2016 were the result of lower gross profit due to the decreased net sales, noted above, partially offset by gross margin expansion due to lower raw material costs and product mix, and lower year-over-year SG&A due primarily to the Company’s cost savings efforts and lower segment performance.

South America

South America represented approximately 4% of the Company’s consolidated net sales in the first nine months of 2016, which decreased $3.3 million, or 13%, compared to the first nine months of 2015.  The decrease in net sales was primarily due to the negative impact of foreign currency translation of approximately 18% and lower volumes of 7%, partially offset by an increase in selling price and product mix of 12%.  The foreign exchange impact was due to the weakening of the Brazilian real and Argentinian peso against the U.S. dollar, as these exchange rates averaged 3.53 and 14.50 in the first nine months of 2016 compared to 3.12 and 8.96 in the first nine months of 2015, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, decreased $1.6 million, or 69%, compared to the first nine months of 2015.  The decrease during the first nine months of 2016 was mainly driven by lower gross profit on the decreased net sales, noted above, and lower gross margin due to higher raw material costs, which were partially offset by lower overall labor-related costs due to the segment’s decreased performance and the positive effects of various cost savings efforts, including the Company’s prior years’ streamlining efforts in this segment.

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

•         our current and future results and plans; and

•         statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other similar expressions.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in Quaker’s subsequent reports on Forms 10-K, 10-Q, 8-K and other related filings should be consulted.  Our forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control.  A major risk is that demand for the Company’s products and services is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production shutdowns.  Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, customer financial stability, worldwide economic and political conditions, foreign currency fluctuations, significant changes in applicable tax rates and regulations, future terrorist attacks and other acts of violence.  Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers.  These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results.  Other factors beyond those discussed could also adversely affect us.  Therefore, we caution you not to place undue reliance on our forward-looking statements.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

Changes in internal control over financial reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended September 30, 2016.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report:

			(c)	(d)
			Total Number of	Approximate Dollar
	(a)	(b)	Shares Purchased	Value of Shares that
	Total Number	Average	as part of	May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	Per Share (2)	Plans or Programs	Plans or Programs (3)
July 1 - July 31	1,507	$88.39	—	$86,865,026
August 1 - August 31	—	$—	—	$86,865,026
September 1 - September 30	—	$—	—	$86,865,026
Total	1,507	$88.39	—	$86,865,026

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

(3)    On May 6, 2015, the Board of Directors of the Company approved, and the Company announced, a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $100,000,000 of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program, which replaced the Company’s other share repurchase plans then in effect, has no expiration date.  There were no shares acquired by the Company pursuant to the 2015 Share Repurchase Program during the quarter ended September 30, 2016.

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

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Mary Dean Hall
Date: October 26, 2016	Mary Dean Hall, Vice President, Chief Financial Officer and Treasurer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)