Form 10-Q
period 2017-03-31
QUAKER CHEMICAL CORP
filed 2017-05-01
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     [X]      No   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes    [X]     No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on March 31, 2017	13,290,807

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2017	2
	and March 31, 2016
	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017	3
	and March 31, 2016
	Condensed Consolidated Balance Sheets at March 31, 2017 and December 31,2016	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017	5
	and March 31, 2016
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION	27
Item 1.	Legal Proceedings	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6.	Exhibits	28
Signatures		28

PART I

FINANCIAL INFORMATION

Item 1.                        Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Unaudited
	Three Months Ended March 31,
	2017	2016
Net sales	$194,909	$178,077
Cost of goods sold	124,022	110,096
Gross profit	70,887	67,981
Selling, general and administrative expenses	48,054	48,143
Combination-related expenses	9,075	—
Operating income	13,758	19,838
Other (expense) income, net	(105)	102
Interest expense	(656)	(741)
Interest income	523	348
Income before taxes and equity in net income of associated companies	13,520	19,547
Taxes on income before equity in net income of associated companies	6,865	6,305
Income before equity in net income of associated companies	6,655	13,242
Equity in net income of associated companies	959	102
Net income	7,614	13,344
Less: Net income attributable to noncontrolling interest	622	398
Net income attributable to Quaker Chemical Corporation	$6,992	$12,946
Per share data:
Net income attributable to Quaker Chemical Corporation common shareholders – basic	$0.53	$0.98
Net income attributable to Quaker Chemical Corporation common shareholders – diluted	$0.52	$0.98
Dividends declared	$0.345	$0.320

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Unaudited
	Three Months Ended March 31,
	2017	2016
Net income	$7,614	$13,344

Other comprehensive income, net of tax
Currency translation adjustments	5,448	4,733
Defined benefit retirement plans	318	187
Unrealized gain on available-for-sale securities	200	456
Other comprehensive income	5,966	5,376

Comprehensive income	13,580	18,720
Less: Comprehensive income attributable to noncontrolling interest	(1,142)	(460)
Comprehensive income attributable to Quaker Chemical Corporation	$12,438	$18,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value and share amounts)

	Unaudited
	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$90,593	$88,818
Accounts receivable, net	201,929	195,225
Inventories
Raw materials and supplies	41,938	37,772
Work-in-process and finished goods	45,179	39,310
Prepaid expenses and other current assets	15,237	15,343
Total current assets	394,876	376,468
Property, plant and equipment, at cost	239,827	236,006
Less accumulated depreciation	(154,594)	(150,272)
Net property, plant and equipment	85,233	85,734
Goodwill	81,683	80,804
Other intangible assets, net	71,850	73,071
Investments in associated companies	24,063	22,817
Non-current deferred tax assets	22,460	24,382
Other assets	28,841	28,752
Total assets	$709,006	$692,028

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$726	$707
Accounts and other payables	90,215	82,164
Accrued compensation	13,754	19,356
Accrued restructuring	530	670
Other current liabilities	33,963	24,514
Total current liabilities	139,188	127,411
Long-term debt	65,649	65,769
Non-current deferred tax liabilities	12,101	12,008
Other non-current liabilities	70,093	74,234
Total liabilities	287,031	279,422
Commitments and contingencies (Note 15)
Equity
Common stock, $1 par value; authorized 30,000,000 shares; issued and
outstanding 2017 – 13,290,807 shares; 2016 – 13,277,832 shares	13,291	13,278
Capital in excess of par value	112,838	112,475
Retained earnings	366,819	364,414
Accumulated other comprehensive loss	(81,961)	(87,407)
Total Quaker shareholders’ equity	410,987	402,760
Noncontrolling interest	10,988	9,846
Total equity	421,975	412,606
Total liabilities and equity	$709,006	$692,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Unaudited
	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income	$7,614	$13,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,157	3,157
Amortization	1,773	1,777
Equity in undistributed earnings of associated companies, net of dividends	(829)	(27)
Deferred compensation and other, net	(696)	980
Stock-based compensation	1,153	1,798
Gain on disposal of property, plant, equipment and other assets	(15)	(20)
Insurance settlement realized	(240)	(279)
Combination-related expenses	9,075	—
Pension and other postretirement benefits	(2,263)	(2,685)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(3,813)	2,602
Inventories	(8,820)	(1,800)
Prepaid expenses and other current assets	755	1,183
Accounts payable and accrued liabilities	2,279	(8,647)
Change in combination-related liabilities	(660)	—
Change in restructuring liabilities	(148)	(509)
Net cash provided by operating activities	8,322	10,874

Cash flows from investing activities
Investments in property, plant and equipment	(2,531)	(2,172)
Payments related to acquisitions, net of cash acquired	—	(1,384)
Proceeds from disposition of assets	15	26
Insurance settlement interest earned	9	8
Change in restricted cash, net	231	271
Net cash used in investing activities	(2,276)	(3,251)

Cash flows from financing activities
Proceeds from long-term debt	—	14,687
Repayments of long-term debt	(474)	(159)
Dividends paid	(4,583)	(4,243)
Stock options exercised, other	(777)	(253)
Payments for repurchase of common stock	—	(5,859)
Excess tax benefit related to stock option exercises	—	104
Net cash (used in) provided by financing activities	(5,834)	4,277
Effect of foreign exchange rate changes on cash	1,563	1,421
Net increase in cash and cash equivalents	1,775	13,321
Cash and cash equivalents at beginning of period	88,818	81,053
Cash and cash equivalents at end of period	$90,593	$94,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except certain material adjustments, as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods.  The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016.  During the first quarter of 2017, the Company early adopted an accounting standard update regarding the classification of pension costs.  The guidance in this accounting standard update was required to be applied retrospectively, which resulted in a reclassification to the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2016.  See Note 2 of Notes to Condensed Consolidated Financial Statements.

Venezuela’s economy has been considered hyper inflationary under U.S. GAAP since 2010, at which time the Company’s Venezuela equity affiliate, Kelko Quaker Chemical, S.A. (“Kelko Venezuela”), changed its functional currency from the bolivar fuerte (“BsF”) to the U.S. dollar.  Accordingly, all gains and losses resulting from the remeasurement of Kelko Venezuela’s monetary assets and liabilities to published exchange rates are required to be recorded directly to the Condensed Consolidated Statements of Income.  During the first quarter of 2016, the Venezuela government announced changes to its foreign exchange controls, including eliminating the CADIVI, SICAD and SIMADI exchange rate mechanisms and replacing them with a dual exchange rate system, which consists of a protected DIPRO exchange rate, with a rate fixed at 10 Bsf per U.S. dollars and, also, a floating exchange rate known as the DICOM.  The DIPRO rate is only available for payment of certain imports of essential goods in the food and health sectors while the DICOM governs all other transactions not covered by the DIPRO.  In light of these changes to the foreign exchange controls, during the first quarter of 2016 the Company re-assessed Kelko Venezuela’s access to U.S. dollars, the impact on the operations of Kelko Venezuela, and the impact on the Company’s equity investment and other related assets.  The Company did not believe it had access to the DIPRO and, therefore, believed the DICOM to be the exchange rate system available to Kelko Venezuela, which resulted in a currency conversion charge of $0.1 million, or $0.01 per diluted share, in the first quarter of 2016.  As of March 31, 2017, the Company’s equity investment in Kelko Venezuela was $0.3 million, valued at the current DICOM exchange rate of approximately 709 BsF per U.S. dollar.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company.  Where the Company acts as a principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers.  Where the Company acts as an agent, such revenue is recorded using net reporting of service revenue, at the amount of the administrative fee earned by the Company for ordering the goods.  Third-party products transferred under arrangements resulting in net reporting totaled $10.4 million and $11.1 million for the three months ended March 31, 2017 and 2016, respectively.

Note 2 – Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued an accounting standard update in March 2017, to improve the presentation of net periodic pension and postretirement benefit cost.  Defined benefit pension and postretirement benefit costs “(net benefit cost”) comprise several components that reflect different aspects of an employer’s financial arrangements as well as the cost of  benefits provided to employees.  This accounting standard update requires that an employer disaggregate the service cost component from the other components of net benefit cost, provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization.  The guidance within this accounting standard update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic benefit in assets.  This accounting standard update is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance.  The Company’s non-service cost components of net periodic benefit cost during the three months ended March 31, 2016 were $0.6 million.  During the first quarter of 2017, the Company elected to early adopt the guidance within this accounting standard update which resulted in a reclassification to the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2016, as previously reported cost of goods sold (“COGS”) were reduced by $0.1 million and selling, general and administrative expenses (“SG&A”) were reduced by $0.5 million, with a corresponding $0.6 million reduction to other income.   The Company utilized a practical expedient included in the accounting standard update which allowed the Company to use amounts previously disclosed in its pension and other postretirement benefits note for the prior period as the estimation basis for applying the required retrospective presentation requirements.  In addition, these required retrospective reclassifications resulted in an immaterial

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

adjustment to previously reported direct operating earnings within the Company’s reportable operating segment disclosures for the three months ended March 31, 2016.  See Note 3, Note 6 and Note 7 of Notes to Condensed Consolidated Financial Statements.

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

 The FASB issued an accounting standard update in March 2016 involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, use of a forfeiture rate, and classification on the statement of cash flows.  The guidance within this accounting standard update was effective for annual and interim periods beginning after December 15, 2016.  When adopted, application of the guidance will vary based on each aspect of the update, including adoption under retrospective, modified retrospective or prospective approaches.  Early adoption was permitted.  During the first quarter of 2017, the Company adopted the guidance within the accounting standard update as required.  The impact of adoption for the Company included the elimination of recording the tax effects of deductions in excess of compensation cost (“windfalls”) through equity as the guidance in this accounting standard update requires all tax effects related to share-based payments to now be recorded through the income statement.  The tax effects of awards are required to be treated as discrete items in the interim reporting period in which the windfalls occur.  In addition, when applying the treasury stock method for computing diluted earnings per share, there are no longer assumed proceeds from windfall tax benefits and as a result, there are fewer shares considered to be repurchased in the calculation.  This results in an assumption of more incremental shares being issued upon the exercise of share-based payment awards, therefore, equity awards will have a more dilutive effect on earnings per share.  As required, the Company has

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

applied these changes in the guidance prospectively, beginning in the first quarter of 2017.  The result of these changes was an immaterial tax benefit recorded during the three months ended March 31, 2017 and an immaterial number of dilutive shares added to the Company’s earnings per share calculation for the three months ended March 31, 2017.  In addition, all tax-related cash flows resulting from share-based payments are now required to be reported as operating activities in the statement of cash flows under this new guidance.  Either prospective or retrospective transition of this provision was permitted, and the Company has elected to apply the cash flow classification guidance on a prospective basis, consistent with the prospective transition for the treatment of excess tax benefits in the income statement.  Lastly, the accounting standard update permitted Company’s to make an accounting policy election to account for forfeitures as they occur for service condition aspects of certain share-based awards, rather than estimating forfeitures each period. While permitted, the Company has not elected to make this accounting policy decision, and instead has elected to continue utilizing a forfeiture rate assumption.  Based on historical experience, the Company has assumed a forfeiture rate of 13% on certain of its nonvested stock awards.  See Note 5, Note 8 and Note 9 of Notes to Condensed Consolidated Financial Statements.

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

During 2016, the Company reviewed its historical accounting policies and practices to identify potential differences with the requirements of the new revenue standard, as it relates to the Company’s contracts and sales arrangements.  As of March 31, 2017, the Company has progressed its impact assessment for the implementation of the new revenue recognition guidance, including contract reviews and preliminary considerations for the Company’s future financial reporting and disclosure requirements.  While the impact assessment continues, the Company has not yet selected a method, and, also, has yet to conclude on the impact of the accounting standard update.  The Company currently expects its determination will be near completion during the first half of 2017.  The Company is still assessing the materiality and the potential impact on its earnings, cash flows, and balance sheet, however; the Company does expect its adoption to increase the amount and level of disclosures concerning the Company’s net sales.

Note 3 – Business Segments

The Company’s reportable operating segments are organized by geography as follows: (i) North America, (ii) Europe, Middle East and Africa (“EMEA”), (iii) Asia/Pacific and (iv) South America.  Operating earnings, excluding indirect operating expenses, for the Company’s reportable operating segments is comprised of revenues less COGS and SG&A directly related to the respective region’s product sales.  The indirect operating expenses consist of SG&A not directly attributable to the product sales of each respective reportable operating segment.  Other items not specifically identified with the Company’s reportable operating segments include interest expense, interest income, license fees from non-consolidated affiliates, amortization expense and other income (expense).

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following table presents information about the performance of the Company’s reportable operating segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Net sales
North America	$87,341	$82,372
EMEA	53,927	47,649
Asia/Pacific	45,150	41,512
South America	8,491	6,544
Total net sales	$194,909	$178,077

Operating earnings, excluding indirect operating expenses
North America	$20,637	$18,682
EMEA	9,246	8,109
Asia/Pacific	10,243	11,048
South America	797	(315)
Total operating earnings, excluding indirect operating expenses	40,923	37,524
Combination-related expenses	(9,075)	—
Non-operating charges	(16,317)	(15,909)
Amortization expense	(1,773)	(1,777)
Consolidated operating income	13,758	19,838
Other (expense) income, net	(105)	102
Interest expense	(656)	(741)
Interest income	523	348
Consolidated income before taxes and equity in net income of associated companies	$13,520	$19,547

Inter-segment revenues for the three months ended March 31, 2017 and 2016 were $2.1 million and $1.8 million for North America, $4.8 million and $3.9 million for EMEA, $0.1 million and $0.3 million for Asia/Pacific, respectively, and less than $0.1 million for South America in both periods.  However, all inter-segment transactions have been eliminated from each reportable operating segment’s net sales and earnings for all periods presented above.

Note 4 – Restructuring and Related Activities

In response to weak economic conditions and market declines in many regions, Quaker’s management approved a global restructuring plan in the fourth quarter of 2015 (the “2015 Program”) to reduce its operating costs.  The 2015 Program included the re-organization of certain commercial functions, the consolidation of certain distribution, laboratory and administrative offices, and other related severance charges.  The 2015 Program included provisions for the reduction of total headcount of approximately 65 employees globally.  Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits.  The Company substantially completed all of the initiatives under the 2015 Program during 2016, with only minimal settlements and cash payments still to occur during the first half of 2017.  At this time the Company does not expect to incur material additional restructuring charges or credits under the 2015 Program.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Restructuring activity recognized by reportable operating segment in connection with the 2015 Program during the three months ended March 31, 2017 is as follows:

	North
	America	EMEA	Total
Accrued restructuring as of
December 31, 2016	$196	$474	$670
Cash payments	(70)	(78)	(148)
Currency translation adjustments	—	8	8
Accrued restructuring as of
March 31, 2017	$126	$404	$530

Note 5 – Stock-Based Compensation

The Company recognized the following stock-based compensation expense in SG&A in its Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Stock options	$227	$201
Nonvested stock awards and restricted stock units	802	848
Employee stock purchase plan	23	23
Non-elective and elective 401(k) matching contribution in stock	64	689
Director stock ownership plan	37	37
Total stock-based compensation expense	$1,153	$1,798

The Company’s estimated taxes payable as of March 31, 2016 were sufficient to fully recognize $0.1 million of excess tax benefits related to stock option exercises as a cash inflow from financing activities in its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016.

During the first quarter of 2017, the Company granted stock options under its long-term incentive plan (“LTIP”) that are subject only to time vesting over a three-year period.  For the purposes of determining the fair value of stock option awards, the Company used the Black-Scholes option pricing model and the assumptions set forth in the table below:

Number of options granted	42,477
Dividend yield	1.49%
Expected volatility	25.52%
Risk-free interest rate	1.67%
Expected term (years)	4.0

The fair value of these stocks options is amortized on a straight-line basis over the vesting period.  As of March 31, 2017, unrecognized compensation expense related to stock options granted was $1.9 million, to be recognized over a weighted average remaining period of 2.3 years.

During the first quarter of 2017, the Company granted 13,697 nonvested restricted shares and 1,332 nonvested restricted stock units under its LTIP that are subject only to time vesting, generally over a three-year period.  The fair value of these awards is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value of these awards for expected forfeitures based on historical experience.  As of March 31, 2017, unrecognized compensation expense related to the nonvested shares was $3.6 million, to be recognized over a weighted average remaining period of 2.0 years, and unrecognized compensation expense related to nonvested restricted stock units was $0.3 million, to be recognized over a weighted average remaining period of 2.3 years.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 6 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
			Other
	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Service cost	$918	$670	$3	$4
Interest cost	1,008	1,111	33	39
Expected return on plan assets	(1,326)	(1,344)	—	—
Actuarial loss amortization	869	808	5	15
Prior service cost amortization	(23)	(25)	—	—
Net periodic benefit cost	$1,446	$1,220	$41	$58

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2016, that it expected to make minimum cash contributions of $7.8 million to its pension plans and $0.5 million to its other postretirement benefit plans in 2017.  As of March 31, 2017, $3.4 million and $0.2 million of contributions have been made to the Company’s pension plans and its postretirement benefit plans, respectively.

Note 7 – Other (Expense) Income, Net

The components of other (expense) income, net for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31,
	2017	2016
Income from third party license fees	$269	$272
Foreign exchange (losses) gains, net	(214)	312
Gain on fixed asset disposals, net	15	5
Non-income tax refunds and other related credits	294	21
Pension and postretirement benefit costs, non-service components	(566)	(604)
Other non-operating income	131	124
Other non-operating expense	(34)	(28)
Total other (expense) income, net	$(105)	$102

Note 8 – Income Taxes and Uncertain Income Tax Positions

The Company’s effective tax rate for the three months ended March 31, 2017 was 50.8% compared to 32.3% for the three months ended March 31, 2016.  The increase in the first quarter of the 2017 effective tax rate was primarily due to non-deductible costs related to the previously announced Houghton International, Inc. (“Houghton”) combination.

As of March 31, 2017, the Company’s cumulative liability for gross unrecognized tax benefits was $6.5 million.  As of December 31, 2016, the Company’s cumulative liability for gross unrecognized tax benefits was $6.2 million.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statements of Income.  The Company recognized a credit of $0.2 million for interest and an expense of less than $0.1 million for penalties in its Condensed Consolidated Statement of Income for the three months ended March 31, 2017, and recognized credits of $0.1 million for interest and less than $0.1 million for penalties in its Condensed Consolidated Statement of Income for the three months ended March 31, 2016.  As of March 31, 2017, the Company had accrued $0.6 million for cumulative interest and $1.7 million for cumulative penalties in its Condensed Consolidated Balance Sheets, compared to $0.7 million for cumulative interest and $1.6 million for cumulative penalties accrued at December 31, 2016.

During the three months ended March 31, 2017 and 2016, the Company recognized a decrease of $0.4 million and $0.8 million, respectively, in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The Company estimates that during the year ending December 31, 2017 it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $1.2 to $1.3 million due to the expiration of the statute of limitations with regard to certain tax positions.  This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ending December 31, 2017.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include Brazil from 2000, Italy from 2007, the Netherlands and the United Kingdom from 2011, Spain and China from 2012, the United States from 2013, and various domestic state tax jurisdictions from 2007.

As previously reported, the Italian tax authorities have assessed additional tax due from the Company’s subsidiary, Quaker Italia S.r.l., relating to the tax years 2007, 2008, 2009 and 2010.  In the fourth quarter of 2016, the Italian tax authorities assessed Quaker Italia S.r.l. for additional tax due relating to the tax years 2011, 2012, and 2013.   The Company has filed for competent authority relief from these assessments under the Mutual Agreement Procedures of the Organization for Economic Co-Operation and Development.  As of March 31, 2017, the Company believes it has adequate reserves, where merited, for uncertain tax positions with respect to all of these audits.

Note 9 – Earnings Per Share

The following table summarizes earnings per share calculations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$6,992	$12,946
Less: income allocated to participating securities	(55)	(113)
Net income available to common shareholders	$6,937	$12,833
Basic weighted average common shares outstanding	13,176,096	13,116,807
Basic earnings per common share	$0.53	$0.98

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$6,992	$12,946
Less: income allocated to participating securities	(54)	(113)
Net income available to common shareholders	$6,938	$12,833
Basic weighted average common shares outstanding	13,176,096	13,116,807
Effect of dilutive securities	44,965	12,587
Diluted weighted average common shares outstanding	13,221,061	13,129,394
Diluted earnings per common share	$0.52	$0.98

Certain stock options and restricted stock units are not included in the diluted earnings per share calculation since the effect would have been anti-dilutive.  The calculated amount of anti-dilutive shares not included were 3,507 and 11,742 for the three months ended March 31, 2017 and 2016, respectively.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Changes in the carrying amount of goodwill for the three months ended March 31, 2017 were as follows:

	North			South
	America	EMEA	Asia/Pacific	America	Total
Balance as of December 31, 2016	$45,490	$18,189	$14,566	$2,559	$80,804
Goodwill additions	44	—	—	—	44
Currency translation adjustments	161	295	291	88	835
Balance as of March 31, 2017	$45,695	$18,484	$14,857	$2,647	$81,683

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2017 and December 31, 2016 were as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2017	2016	2017	2016
Customer lists and rights to sell	$71,919	$71,454	$21,272	$20,043
Trademarks, formulations and product technology	31,684	31,436	12,374	11,748
Other	6,059	6,023	5,266	5,151
Total definite-lived intangible assets	$109,662	$108,913	$38,912	$36,942

The Company recorded $1.8 million of amortization expense for both the three months ended March 31, 2017 and 2016, respectively.  Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2017	$7,063
For the year ended December 31, 2018	6,829
For the year ended December 31, 2019	6,728
For the year ended December 31, 2020	6,455
For the year ended December 31, 2021	6,092
For the year ended December 31, 2022	5,971

The Company has two indefinite-lived intangible assets totaling $1.1 million for trademarks at March 31, 2017 and December 31, 2016.

Note 11 – Debt

The Company’s primary credit facility is a $300.0 million syndicated multicurrency credit agreement with a group of lenders which matures in June 2018 (“the Credit Facility”).  The maximum amount available under the Credit Facility can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under the Credit Facility generally bear interest at a base rate or LIBOR rate plus a margin.  Access to the Credit Facility is dependent on meeting certain financial and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  As of March 31, 2017 and December 31, 2016, the Company’s consolidated leverage ratio was below 1.0 to 1, and the Company was also in compliance with all of its other covenants.  As of both March 31, 2017 and December 31, 2016, the Company had total credit facility borrowings of $47.9 million, primarily under the Credit Facility.  The Company’s other debt obligations were primarily industrial development bonds and municipality-related loans as of March 31, 2017 and December 31, 2016.

Note 12 – Equity

In May 2015, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program has no expiration date.  The 2015 Share Repurchase Program provides a framework of conditions under which management can repurchase shares of the Company’s common stock.  These purchases may be made in the open market or in private and negotiated transactions and will be in accordance with applicable laws, rules and regulations.  In connection with the 2015 Share Repurchase Program, the Company acquired 83,879 shares of common stock for $5.9 million during the three months ended March 31, 2016.  There were no share repurchases under the 2015 Share Repurchase Program during the three months ended March 31, 2017.  The Company has elected not to hold treasury shares, and, therefore, has retired the shares as they are repurchased.  It is the Company’s accounting policy to record the excess paid over par value as a reduction in retained earnings for all shares repurchased.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following tables present the changes in equity, net of tax, for the three months ended March 31, 2017 and 2016:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at December 31, 2016	$13,278	$112,475	$364,414	$(87,407)	$9,846	$412,606
Net income	—	—	6,992	—	622	7,614
Amounts reported in other comprehensive
income	—	—	—	5,446	520	5,966
Dividends ($0.345 per share)	—	—	(4,587)	—	—	(4,587)
Share issuance and equity-based
compensation plans	13	363	—	—	—	376
Balance at March 31, 2017	$13,291	$112,838	$366,819	$(81,961)	$10,988	$421,975

Balance at December 31, 2015	$13,288	$106,333	$326,740	$(73,316)	$8,198	$381,243
Net income	—	—	12,946	—	398	13,344
Amounts reported in other comprehensive
income	—	—	—	5,314	62	5,376
Repurchases of common stock	(84)	—	(5,775)	—	—	(5,859)
Dividends ($0.32 per share)	—	—	(4,227)	—	—	(4,227)
Share issuance and equity-based
compensation plans	32	1,513	—	—	—	1,545
Excess tax benefit from stock option exercises	—	104	—	—	—	104
Balance at March 31, 2016	$13,236	$107,950	$329,684	$(68,002)	$8,658	$391,526

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following tables show the reclassifications from and resulting balances of accumulated other comprehensive loss (“AOCI”) for the three months ended March 31, 2017 and 2016:

			Unrealized
	Currency	Defined	Gain (Loss) in
	Translation	Benefit	Available-for-
	Adjustments	Pension Plans	Sale Securities	Total
Balance at December 31, 2016	$(52,255)	$(36,168)	$1,016	$(87,407)
Other comprehensive income (loss) before
reclassifications	4,928	(341)	665	5,252
Amounts reclassified from AOCI	—	850	(360)	490
Current period other comprehensive income	4,928	509	305	5,742
Related tax amounts	—	(191)	(105)	(296)
Net current period other comprehensive income	4,928	318	200	5,446
Balance at March 31, 2017	$(47,327)	$(35,850)	$1,216	$(81,961)

Balance at December 31, 2015	$(38,544)	$(35,251)	$479	$(73,316)
Other comprehensive income (loss) before
reclassifications	4,671	(477)	192	4,386
Amounts reclassified from AOCI	—	798	498	1,296
Current period other comprehensive income	4,671	321	690	5,682
Related tax amounts	—	(134)	(234)	(368)
Net current period other comprehensive income	4,671	187	456	5,314
Balance at March 31, 2016	$(33,873)	$(35,064)	$935	$(68,002)

Approximately 75% and 25% of the amounts reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Income for defined benefit retirement plans during the three months ended March 31, 2017 and 2016 were recorded in SG&A and COGS, respectively.  See Note 6 of Notes to Condensed Consolidated Financial Statements for further information.  All reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the Company’s equity interest in a captive insurance company and are recorded in equity in net income of associated companies.  The amounts reported in other comprehensive income for non-controlling interest are related to currency translation adjustments.

Note 13 – Business Acquisitions

In November 2016, the Company acquired Lubricor Inc. and its affiliated entities (“Lubricor”), a metalworking fluids manufacturer headquartered in Waterloo, Ontario for its North America reportable operating segment for 16.0 million CAD, or approximately $12.0 million.  In May 2016, the Company acquired a business that is associated with dust control products for the mining industry for its North America reportable operating segment for $1.9 million.

During the first quarter of 2017, the Company identified and recorded an adjustment to the allocation of the purchase price for the Lubricor acquisition.  The adjustment was the result of finalizing a post-closing settlement based on the Company’s assessment of additional information related to assets acquired and liabilities assumed.  As of March 31, 2017, the allocation of the purchase price for the 2016 acquisitions have not been finalized and the one-year measurement periods have not ended.  Further adjustments may be necessary as a result of the Company’s on-going assessment of additional information related to the fair value of assets acquired and liabilities assumed.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following table presents the current allocations of the purchase prices of the assets acquired and liabilities assumed in all of the Company’s acquisitions in 2016:

2016 Acquisitions
Current assets (includes cash acquired)	$3,443
Property, plant and equipment	2,574
Intangibles
Customer lists and rights to sell	5,041
Trademarks, formulations and
product technology	2,543
Other intangibles	127
Goodwill	3,355
Total assets purchased	17,083
Current liabilities	(1,198)
Other long-term liabilities	(2,019)
Total liabilities assumed	(3,217)
Gross cash paid for acquisition	$13,866
Less: cash acquired	105
Net cash paid for acquisition	$13,761

In July 2015, the Company acquired Verkol, S.A.U., a leading specialty grease and other lubricants manufacturer based in northern Spain, included in its EMEA reportable operating segment, for 37.7 million EUR, or approximately $41.4 million.  This included a post-closing adjustment of 1.3 million EUR, or approximately $1.4 million that was accrued as of December 31, 2015 and paid during the first quarter of 2016.  The purchase included cash acquired of 14.1 million EUR, or approximately $15.4 million, and assumed long-term debt of 2.2 million EUR, or approximately $2.4 million.

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

Note 14 – Fair Value Measurements

The Company has valued its company-owned life insurance policies at fair value.  These assets are subject to fair value measurement as follows:

		Fair Value Measurements at March 31, 2017
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,454	$—	$1,454	$—
Total	$1,454	$—	$1,454	$—

		Fair Value Measurements at December 31, 2016
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,410	$—	$1,410	$—
Total	$1,410	$—	$1,410	$—

The fair values of Company-owned life insurance assets are based on quotes for like instruments with similar credit ratings and terms.  The Company did not hold any Level 3 investments as of March 31, 2017 or December 31, 2016, respectively, so related disclosures have not been included.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 15 – Commitments and Contingencies

The Company previously disclosed in its Annual Report filed on Form 10-K for the year ended December 31, 2016 that AC Products, Inc. (“ACP”), a wholly owned subsidiary, has been operating a groundwater treatment system to hydraulically contain groundwater contamination emanating from ACP’s site, the principal contaminant of which is perchloroethylene (“PERC”).  As of March 31, 2017, ACP believes it is close to meeting the conditions for closure of the groundwater treatment system, but continues to operate this system while in discussions with the relevant authorities.  As of March 31, 2017, the Company believes that the range of potential-known liabilities associated with the balance of the ACP water remediation program is approximately $0.1 million to $1.0 million.  The low and high ends of the range are based on the length of operation of the treatment system as determined by groundwater modeling.  Costs of operation include the operation and maintenance of the extraction well, groundwater monitoring and program management.

The Company previously disclosed in its Annual Report filed on Form 10-K for the year ended December 31, 2016 that an inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos.  During the three months ended March 31, 2017, there have been no significant changes to the facts or circumstances of this matter previously disclosed, aside from on-going claims and routine payments associated with this litigation.  Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $2.2 million (excluding costs of defense).

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.  Approximately $0.2 million were accrued at March 31, 2017 and December 31, 2016, respectively, to provide for such anticipated future environmental assessments and remediation costs.  The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 16 – Subsequent Event

On April 4, 2017, Quaker entered into a share purchase agreement with Gulf Houghton Lubricants, Ltd. to purchase the entire issued and outstanding share capital of Houghton (“the Combination”).  The shares will be bought for aggregate purchase consideration consisting of: (i) $172.5 million in cash; (ii) a number of shares of common stock, $1.00 par value per share, of the Company comprising 24.5% of the common stock outstanding upon the closing of the Combination; and (iii) the Company’s assumption of Houghton’s net indebtedness as of the closing of the Combination, which is estimated to be approximately $690 million.  The total purchase consideration reflects an enterprise value for Houghton of approximately $1.42 billion.  The Company has secured approximately $1.15 billion in commitments from Bank of America Merrill Lynch and Deutsche Bank to fund the Combination and provide additional liquidity.  The Company expects to replace these commitments with a syndicated bank agreement with customary terms and conditions during the second quarter of 2017.  In addition, the issuance of the Company’s shares at closing of the Combination is subject to approval by Quaker’s shareholders under the rules of the New York Stock Exchange.  The Company expects to seek such approval of the share issuance at a meeting of the Company’s shareholders in the near future.  Also, the Combination is subject to regulatory approval in the United States, Europe and certain countries in Asia/Pacific.  Depending on shareholder and regulatory approval noted above, as well as other customary terms and conditions set forth in the share purchase agreement, Quaker currently estimates closing of the Combination to occur either in the fourth quarter of 2017 or the first quarter of 2018.  During the first three months of 2017, the Company incurred $9.1 million, or $0.69 per diluted share, of certain legal, regulatory, environmental, financial, and other advisory and consultant costs related to the Combination.  At March 31, 2017 and December 31, 2016, the Company had liabilities related to the Combination of $8.9 million and $0.5 million, respectively, primarily recorded within other current liabilities on its Condensed Consolidated Balance Sheets.

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

The Company had a strong operating performance in the first quarter of 2017, as solid organic volume growth, acquisition-related volume and continued discipline in managing its selling, general and administrative expenses (“SG&A”) offset some gross margin contraction and continued foreign exchange headwinds.  Specifically, net sales increased 9% to $194.9 million in the first quarter of 2017 compared to $178.1 million in the first quarter of 2016 as an 11% growth in volumes offset a 2% negative impact from foreign currency translation of $2.7 million.  Driven by these strong volume levels, the Company’s gross profit increased 4% quarter-over-quarter, despite a decline in gross margin to 36.4% in the first quarter of 2017 compared to 38.2% in the first quarter of 2016, primarily due to certain raw material cost increases.  In addition, the current quarter operating margin benefited from the Company’s ability to maintain a consistent level of SG&A on strong volume growth.  During the first quarter of 2017, the Company incurred $9.1 million, or $0.69 per diluted share, of costs associated with the Company’s previously announced combination with Houghton International, Inc (“Houghton”).  Including these combination-related costs, the Company’s first quarter of 2017 net income and earnings per diluted share were $7.0 million and $0.52, respectively.  However, excluding these costs and other non-core items, the Company’s non-GAAP earnings per diluted share increased 20% to $1.18 in the first quarter of 2017 compared to $0.98 in the prior year quarter and its adjusted EBITDA increased 13% to $28.2 million in the first quarter of 2017 compared to $25.0 million in the prior year quarter.  These reported and non-GAAP earnings per diluted share were achieved despite the negative impact of foreign exchange on non-GAAP results of approximately 3%, or $0.04 per diluted share.

From a regional perspective, the Company’s first quarter of 2017 operating performance was highlighted by strong volume growth and market share gains in all four of its regions.  This growth was partially offset by a negative impact from foreign currency translation and a decline in gross margin in some of the Company’s regions.  In North America, the region increased its operating earnings on organic volume growth and contributions from the Company’s 2016 acquisition of Lubricor Inc. (“Lubricor”), with generally consistent gross margins, which were partially offset by the negative impact of foreign currency translation.  The Company’s Europe, Middle East and Africa (“EMEA”) region increased its operating earnings from strong volume growth and relatively consistent levels of SG&A, partially offset by the negative impact of foreign currency translation and a decline in gross margin quarter-over-quarter.  Similarly, the Company’s Asia/Pacific region experienced an increase in volumes, however this was offset by a decline in gross margin and the negative impact of foreign currency translation.  In South America, the Company was able to grow profitability through higher sales volumes and selling price, product mix and lower labor-related costs as a result of various initiatives, including cost streamlining efforts taken in this segment in prior years, as well as the impact of foreign currency translation.   See the Reportable Operating Segments Review, in the Operations section of this Item, below.

The Company generated net operating cash flows of $8.3 million in the first quarter of 2017 compared to $10.9 million in the first quarter of 2016, as the Company’s strong volume growth and operating performance resulted in a higher level of cash invested in the Company’s working capital during the first quarter of 2017.  The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item, below.

Overall, the Company is pleased to begin 2017 with a strong quarter.  Specifically, the Company was able to grow organic volumes by 10% which outpaced increased production in the Company’s major underlying end markets.  Also, the Company showed continued discipline in managing its SG&A which helped offset a decline in gross margin in the first quarter of 2017, due to raw material cost increases.  This operating performance drove a 13% increase in adjusted EBITDA and a 20% increase in non-GAAP earnings compared to the first quarter of 2016.  Notably, these results were also achieved despite the continued negative impacts from foreign exchange on net sales and earnings of approximately 2% and 3%, respectively.  Looking forward to the remainder of 2017, the Company expects foreign exchange and raw material costs to continue to be headwinds that may ratably decline as the year progresses.  However, the Company continues to expect market share gains, on-going discipline in managing SG&A and the benefits of past acquisitions will continue to help offset certain expected market challenges.  Overall, the Company remains confident in its future and still expects 2017 to be another good year for Quaker, as the Company continues to expect growth in net sales and earnings year-over-year and increases in adjusted EBITDA and non-GAAP earnings per share for the eighth consecutive year.

Quaker Chemical Corporation

Management’s Discussion and Analysis

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $90.6 million at March 31, 2017 from $88.8 million at December 31, 2016.  The $1.8 million increase was the net result of $8.3 million of cash provided by operating activities and a $1.6 million positive impact due to the effect of foreign exchange rates on cash, partially offset by $2.3 million of cash used in investing activities and $5.8 million of cash used in financing activities.

Net cash flows provided by operating activities were $8.3 million in the first three months of 2017 compared to $10.9 million in the first three months of 2016.  The $2.6 million decrease in net cash flows provided by operating activities was primarily the result of higher cash invested in the Company’s working capital, due to higher sales volumes and improved operating performance.  Specifically, the increase in cash invested in working capital was due to higher levels of accounts receivable associated with the timing of the Company’s increased net sales quarter-over-quarter, and higher levels of inventory as the Company re-stocked levels that were seasonally low at year end.  These increases were partially offset by lower cash outflows from accounts payable and accruals due to improved working capital management.  Also included in the first three months of 2017 were cash outflows of $0.7 million associated with payments related to the previously announced Houghton combination, described below.  There were no similar cash payments in the three months ended March 31, 2016.  Finally, the three months ended March 31, 2017 included lower restructuring payments made as part of the Company’s global restructuring program initiated in the fourth quarter of 2015, described below.

Net cash flows used in investing activities decreased from $3.3 million in the first three months of 2016 to $2.3 million in the first three months of 2017, primarily due to lower payments for acquisitions.  During the first three months of 2016, the Company had a cash outflow of $1.4 million due to a post-closing adjustment to finalize its acquisition of Verkol S.A.U (“Verkol”), whereas the Company had no similar cashflows during the first three months of 2017.  These lower cash outflows were partially offset by slightly higher additions to property, plant and equipment due to earlier expenditures for several small projects during the first three months of 2017 compared to the prior year.  Changes in the Company’s restricted cash, which is dependent upon the timing of claims and payments associated with a subsidiary’s asbestos litigation, were relatively consistent quarter-over-quarter.

Net cash flows used in financing activities were $5.8 million in the first three months of 2017 compared to cash provided by financing activities of $4.3 million in the first three months of 2016.  The $10.1 million increase in net cash outflows was primarily due to proceeds from long-term debt, net of repayments, of $14.5 million in the first three months of 2016 compared to repayments of long-term debt of $0.5 million in the first three months of 2017.  The prior year proceeds from long-term debt, coupled with cash on hand, were primarily used to finance a post-closing adjustment related to the Company’s Verkol acquisition noted above and share repurchases of $5.9 million in the first three months of 2016 under the 2015 share repurchase program.  There were no similar share repurchases in the first three months of 2017.  In addition, the Company paid a $4.6 million cash dividend during the first quarter of 2017, compared to a $4.2 million dividend in the prior year quarter.

The Company’s primary credit facility (“the Credit Facility”) is a $300.0 million syndicated multicurrency credit agreement with a group of lenders, which matures in June 2018.  The maximum amount available under the Credit Facility can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under the Credit Facility generally bear interest at a base rate or LIBOR rate plus a margin.  Access to the Credit Facility is dependent on meeting certain financial and other covenants, but primarily depends on the Company’s consolidated leverage ratio calculation, which cannot exceed 3.50 to 1.  As of March 31, 2017 and December 31, 2016, the Company’s consolidated leverage ratio was below 1.0 to 1, and the Company was also in compliance with all of its other covenants.  As of both March 31, 2017 and December 31, 2016, the Company had total credit facility borrowings of $47.9 million primarily under the Credit Facility.  The Company’s other debt obligations were primarily industrial development bonds and municipality-related loans as of March 31, 2017 and December 31, 2016.

Quaker’s management approved a global restructuring plan in the fourth quarter of 2015 (the “2015 Program”) to reduce its operating costs.  The Company substantially completed all of the initiatives under the 2015 Program during 2016 and settlement of these charges primarily occurred in 2016, with only minimal settlements and cash payments still to occur during the first half of 2017, including $0.1 million of cash payments utilizing operating cash flows for the settlement of certain restructuring liabilities during the three months ended March 31, 2017.  The Company still projects full year pre-tax cost savings as a result of this program to approximate $5 million in 2017 compared to approximately half of this amount realized during 2016.

On April 4, 2017, Quaker entered into a share purchase agreement with Gulf Houghton Lubricants, Ltd. to purchase the entire issued and outstanding share capital of Houghton (“the Combination”).  The shares will be bought for aggregate purchase consideration consisting of: (i) $172.5 million in cash; (ii) a number of shares of common stock, $1.00 par value per share, of the Company comprising 24.5% of the common stock outstanding upon the closing of the Combination; and (iii) the Company’s assumption of Houghton’s net indebtedness as of the closing of the Combination, which is estimated to be approximately $690 million.  The total purchase consideration reflects an enterprise value for Houghton of approximately $1.42 billion.  The Company has secured approximately $1.15 billion in commitments from Bank of America Merrill Lynch and Deutsche Bank to fund the Combination and provide additional liquidity.  The Company expects to replace these commitments with a syndicated bank agreement with customary terms and conditions during the second quarter of 2017.  The company estimates that the annual ongoing interest costs associated with these commitments will be in the 3 percent range at today's interest rates.  In addition, the issuance of the Company’s

Quaker Chemical Corporation

Management’s Discussion and Analysis

shares at closing of this Combination is subject to approval by Quaker’s shareholders under the rules of the New York Stock Exchange.  The Company expects to seek such approval of the share issuance at a meeting of the Company’s shareholders in the near future.

The Company incurred $9.1 million of combination-related costs during the first three months of 2017, described in the Non-GAAP measures section of this Item, below, and made cash payments of $0.7 million related to these costs. The Company expects to incur additional consulting, legal and other advisory-related expenses and make associated cash payments during 2017 that could be material to the Company, which primarily relate to regulatory approvals, integration planning and financing costs associated with the Combination.  Currently, the closing of the Combination is expected by the end of 2017 or early 2018, which is contingent upon customary closing conditions, including regulatory approvals in the United States, Europe and certain countries in Asia/Pacific, and approval by Quaker Chemical shareholders.  Given these contingencies and the overall timing of the Combination, the Company has not recorded any estimated costs for additional expenses that the Company expects, but had yet to incur as of March 31, 2017, related to the Combination.

As of March 31, 2017, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $8.8 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability.  However, should the entire liability be paid, the amount of the payment may be reduced by up to $4.3 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements and funding its business objectives, including but not limited to, payments of dividends to shareholders, costs related to the Combination, pension plan contributions, capital expenditures, acquisitions and other business opportunities, other potential contingencies and share repurchases, through internally generated funds supplemented with debt or equity as needed.

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

	Three Months Ended
	March 31,
	2017	2016
GAAP earnings per diluted share attributable to Quaker Chemical Corporation common shareholders	$0.52	$0.98
Equity income in a captive insurance company per diluted share (a)	(0.04)	(0.01)
Houghton combination-related expenses per diluted share (b)	0.69	—
Cost streamlining initiative per diluted share (c)	0.01	—
Currency conversion impact of the Venezuelan bolivar fuerte per diluted share (d)	—	0.01
Non-GAAP earnings per diluted share	$1.18	$0.98
	Three Months Ended
	March 31,
	2017	2016
Net income attributable to Quaker Chemical Corporation	$6,992	$12,946
Depreciation and amortization	4,930	4,934
Interest expense	656	741
Taxes on income before equity in net income of associated companies	6,865	6,305
Equity income in a captive insurance company (a)	(592)	(52)
Houghton combination-related expenses (b)	9,075	—
Cost streamlining initiative (c)	286	—
Currency conversion impact of the Venezuelan bolivar fuerte (d)	—	88
Adjusted EBITDA	$28,212	$24,962
Adjusted EBITDA margin (%)	14.5%	14.0%

Quaker Chemical Corporation

Management’s Discussion and Analysis

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

(b)     Houghton combination-related expenses include certain legal, regulatory, environmental, financial, and other advisory and consultant costs incurred in connection with the strategic evaluation of, diligence on, and execution of the definitive agreement to combine with Houghton.  These costs are not indicative of the future operating performance of the Company.  In addition, these costs were considered non-deductible for the purpose of determining the Company’s effective tax rate and, therefore, the earnings per diluted share amount has no tax impact.

(c)     Cost streamlining initiative represents expenses associated with certain actions taken to reorganize the Company’s corporate staff.  Overall, these costs are non-core and are indirect operating expenses that are not attributable to the product sales of any respective reportable operating segment, and, therefore, are not indicative of the future operating performance of the Company.

(d)     Currency conversion impact of the Venezuelan bolivar fuerte represents losses incurred at the Company’s Venezuelan affiliate as a result of changes in Venezuela’s foreign exchange markets and controls and the conversion of certain bolivar fuerte to U.S. dollars.  The losses were the result of specific one-time changes to Venezuela’s foreign exchange controls and are not indicative of the future operating performance of the Company.

Operations

Consolidated Operations Review – Comparison of the First Quarter of 2017 with the First Quarter of 2016

Net sales in the first quarter of 2017 of $194.9 million increased 9% from $178.1 million in the first quarter of 2016.  The $16.8 million increase in net sales was driven by a 10% increase in organic volumes and a 1%, or a $2.6 million increase from sales attributable to the Company’s 2016 acquisition of Lubricor, partially offset by the negative impact of foreign currency translation of $2.7 million, or 2%.

Costs of goods sold (“COGS”) in the first quarter of 2017 of $124.0 million increased 13% from $110.1 million in the first quarter of 2016.  The increase in COGS was primarily due to the increase in product volumes, noted above, additional COGS attributed to the Company’s 2016 acquisition of Lubricor, the impact of product mix and certain raw material cost increases, partially offset by the impact of foreign currency translation.  In addition, the first quarter of 2017 and 2016 COGS include reclassifications related to the Company’s first quarter of 2017 adoption and retrospective application of an accounting standard update regarding the classification of certain pension costs on the income statement.  See Note 2 of Notes to Condensed Consolidated Financial Statements.

Gross profit in the first quarter of 2017 increased $2.9 million, or 4%, from the first quarter of 2016.  The increase in gross profit was primarily due to the increase in sales volumes, noted above, partially offset by a lower gross margin of 36.4% in the first quarter of 2017 compared to 38.2% in the first quarter of 2016.  The decrease in the Company’s first quarter of 2017 gross margin was attributable to product mix and certain raw material cost increases.

SG&A in the first quarter of 2017 decreased $0.1 million compared to the first quarter of 2016, due to the net impact of several factors.  Specifically, the Company’s SG&A decreased as a result of certain cost savings efforts, including the 2015 global restructuring program, and decreases due to foreign currency translation, partially offset by a first quarter of 2017 cost streamlining initiative, described in the Non-GAAP measures section of this Item, above, incremental costs associated with the Company’s prior year Lubricor acquisition and an increase in labor-related costs primarily due to annual compensation increases.  In addition, the first quarter of 2017 and 2016 SG&A includes reclassifications related to the Company’s first quarter of 2017 adoption of the pension accounting standard update, noted above.

During the first quarter of 2017, the Company incurred $9.1 million of costs related to its previously announced combination with Houghton, described in the Non-GAAP measures section of this Item, above.  There were no similar combination-related costs incurred in the first quarter of 2016.

Operating income in the first quarter of 2017 was $13.8 million compared to $19.8 million in the first quarter of 2016.  The decrease in operating income was primarily due to the Houghton combination-related expenses, noted above, which offset strong volume and gross profit increases on relatively consistent levels of SG&A not related to the Houghton combination.

The Company had other expense of $0.1 million in the first quarter of 2017 compared to other income of $0.1 million in the first quarter of 2016.  The increase of $0.2 million in other expense was primarily driven by foreign currency transaction losses realized in the first quarter of 2017 compared to foreign currency transaction gains in the first quarter of 2016, partially offset by higher receipts of local municipality-related grants in one of the Company’s regions in the current quarter.  In addition, the first quarter of 2017 and 2016 other (expense) income includes reclassifications related to the Company’s first quarter of 2017 adoption of the pension accounting standard update, noted above.

Quaker Chemical Corporation

Management’s Discussion and Analysis

Interest expense was $0.1 million lower in the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower average borrowings outstanding in the current quarter.  Interest income was $0.2 million higher in the first quarter of 2017 compared to the first quarter of 2016, primarily due to an increase in the level of the Company’s invested cash in certain regions with higher returns during the first quarter of 2017.

The Company’s effective tax rates for the first quarters of 2017 and 2016 were 50.8% and 32.3%, respectively.  The Company’s first quarter of 2017 effective tax rate includes the impact of the Houghton combination-related expenses, noted above, which were considered non-deductible for the purpose of determining the Company’s current quarter effective tax rate.  Excluding these non-deductible costs, the Company’s current quarter effective tax rate would have been approximately 30%.  In addition, the Company’s first quarter of 2017 effective tax rate includes a tax benefit associated with the Company’s adoption of an accounting standard updated regarding the tax impact of certain stock-based compensation.  See Note 2 of Notes to Condensed Consolidated Financial Statements.  There were no comparable non-deductible combination-related expenses or stock-based compensation tax benefits during the first quarter of 2016.  Comparatively, the first quarter of 2016 effective tax rate was also elevated, as it reflected earnings taxed at one of the Company’s subsidiaries at a statutory rate of 25% while awaiting recertification of a concessionary 15% tax rate, which the Company received and recorded the full year benefit during the fourth quarter of 2016.  This concessionary tax rate was available to the Company during the first quarter of 2017.  The Company has experienced and expects to continue to experience volatility in its effective tax rates due to several factors, including the timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, the treatment of certain acquisition-related costs and the timing and amount of certain stock-based compensation tax benefits, among other factors.  Currently, the Company continues to estimate its full year 2017 effective tax rate will approximate 28% to 30%, excluding the impact of non-deductible Houghton combination-related expenses, noted above.

Equity in net income of associated companies (“equity income”) increased by $0.9 million in the first quarter of 2017 compared to the first quarter of 2016.  The increase in equity income was primarily due to higher earnings from the Company’s interest in a captive insurance company in the current quarter, as well as a currency conversion charge recorded at the Company’s Venezuela affiliate during the first quarter of 2016.  These items are further described in the Non-GAAP Measures section of this Item, above.  The Company also had improved performance from its affiliates in South America during the first quarter of 2017.

Net income attributable to noncontrolling interest increased by $0.2 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to an increase in performance from certain consolidated affiliates in the Company’s Asia/Pacific region.

Changes in foreign exchange rates negatively impacted the Company’s first quarter of 2017 non-GAAP earnings per diluted share by approximately 3%, or $0.04 per diluted share.

Reportable Operating Segments Review

The Company sells its industrial process fluids, chemical specialties and technical expertise to a wide range of industries in a global product portfolio throughout its four segments:  (i) North America, (ii) EMEA, (iii) Asia/Pacific and (iv) South America.

Comparison of the First Quarter of 2017 with the First Quarter of 2016

North America

North America represented approximately 45% of the Company’s consolidated net sales in the first quarter of 2017.  The segment’s net sales were $87.3 million, which increased $5.0 million, or 6%, compared to the first quarter of 2016.  The increase in net sales was primarily due to higher volumes, including acquisitions, of 8%, partially offset by the negative impact of foreign currency translation of 1% and a decrease in selling price and product mix of approximately 1%.  The foreign exchange impact was primarily due to a weakening of the Mexican peso against the U.S. dollar, as this exchange rate averaged 20.30 in the first quarter of 2017 compared to 18.03 in the first quarter of 2016.  This segment’s operating earnings, excluding indirect expenses, were $20.6 million, which increased $2.0 million, or 10%, compared to the first quarter of 2016.  The increase in operating earnings was the result of an increase in gross profit on higher sales volumes, noted above, on relatively consistent gross margins quarter-over-quarter.  These increases to operating earnings were partially offset by higher labor costs, primarily due to annual merit increases and higher segment performance, which partially offset the Company’s past cost savings efforts and the impact of foreign currency translation.

EMEA

EMEA represented approximately 28% of the Company’s consolidated net sales in the first quarter of 2017.  The segment’s net sales were $53.9 million, which increased $6.3 million, or 13%, compared to the first quarter of 2016.  The increase in net sales was primarily due to higher volumes of 16% and increases in selling price and product mix of 1%, partially offset by a negative impact of foreign currency translation of 4%.  The foreign exchange impact was primarily due to a weakening of the euro against the U.S. dollar, as this exchange rate averaged 1.07 in the first quarter of 2017 compared to 1.10 in the first quarter of 2016.  This segment’s operating earnings, excluding indirect expenses, were $9.2 million, which increased $1.1 million, or 14%, compared to the first quarter of 2016.  The increase in operating earnings was mainly driven by higher gross profit on the increased net sales, noted above, partially offset by

Quaker Chemical Corporation

Management’s Discussion and Analysis

a decline in gross margin quarter-over-quarter due primarily to product mix and certain raw material cost increases.  SG&A in the first quarter of 2017 was relatively consistent compared to the prior year quarter, as higher labor-related costs on improved segment performance were offset by the Company’s cost savings efforts and the impact of foreign currency translation.

Asia/Pacific

Asia/Pacific represented approximately 23% of the Company’s consolidated net sales in the first quarter of 2017.  The segment’s net sales were $45.2 million, which increased $3.6 million, or 9%, compared to the first quarter of 2016.  The increase in net sales was primarily due to higher volumes of 13%, partially offset by decreases in selling price and product mix of 1% and the negative impact of foreign currency translation of 3%.  The foreign exchange impact was primarily due to the weakening of the Chinese renminbi against the U.S. dollar, as this exchange rate averaged 6.89 in the first quarter of 2017 compared to 6.54 in the first quarter of 2016.  This segment’s operating earnings, excluding indirect expenses, were $10.2 million, which decreased $0.8 million, or 7%, compared to the first quarter of 2016.  The decrease in operating earnings was primarily driven by a decline in gross margin due to product mix and certain raw material cost increases, which offset increased sales volumes, noted above.  These decreases to operating earnings were partially offset by lower SG&A, primarily due to lower segment performance, the Company’s cost savings efforts and the impact of foreign currency translation.

South America

South America represented approximately 4% of the Company’s consolidated net sales in the first quarter of 2017.  The segment’s net sales were $8.5 million, which increased $1.9 million, or 30%, compared to the first quarter of 2016.  The increase in net sales was primarily due to higher volumes of 1%, an increase in selling price and product mix of 9% and a positive impact of foreign currency translation of approximately 20%.  The foreign exchange impact was primarily due to the strengthening of the Brazilian real against the U.S. dollar, as this exchange rate averaged 3.14 in the first quarter of 2017 compared to 3.90 in the first quarter of 2016.  This segment’s operating earnings, excluding indirect expenses, were $0.8 million, which increased $1.1 million compared to the first quarter of 2016.  The increase in operating earnings was driven by higher gross profit on the increased net sales, noted above, as well as higher gross margin.  In addition, the segment’s SG&A declined quarter-over-quarter primarily due to the positive effects of various cost savings efforts, including the Company’s prior years’ streamlining efforts in this segment, which offset higher SG&A from improved segment performance and the impact of foreign currency translation.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in Quaker’s subsequent reports on Forms 10-K, 10-Q, 8-K and other related filings should be consulted.  Our forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control.  A major risk is that demand for the Company’s products and services is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production shutdowns.  Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, customer

Quaker Chemical Corporation

Management’s Discussion and Analysis

financial stability, worldwide economic and political conditions, foreign currency fluctuations, significant changes in applicable tax rates and regulations, future terrorist attacks and other acts of violence.  Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers.  These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results.  Other factors beyond those discussed, including those related to the Combination, could also adversely affect us including, but not limited to:

•         the risk that Quaker shareholders may not approve the Combination;

•         the risk that a required regulatory approval will not be obtained or is subject to conditions that are not anticipated or acceptable to us;

•         the potential for regulatory authorities to require divestitures in connection with the Combination, which would result in a smaller than anticipated combined business;

•         the risk that a closing condition to the Combination may not be satisfied in a timely manner;

•         risks associated with the financing of the Combination;

•         the occurrence of any event, change or other circumstance that could give rise to the termination of the purchase agreement;

•         potential adverse effects on Quaker Chemical’s business, properties or operations caused by the implementation of the Combination;

•         Quaker Chemical’s ability to promptly, efficiently and effectively integrate Houghton International’s operations into those of Quaker Chemical;

•         risks related to the disruption of each company’s time from ongoing business operations due to the Combination; and,

•         the outcome of any legal proceedings that may be instituted against the companies following announcement of the merger agreement and transactions contemplated therein.

Therefore, we caution you not to place undue reliance on our forward-looking statements.  For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of our 2016 Form 10-K, and in our quarterly and other reports filed from time to time with the Commission.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We have evaluated the information required under this Item that was disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2016, and we believe there has been no material change to that information.

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

Changes in internal control over financial reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended March 31, 2017.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report:

			(c)	(d)
			Total Number of	Approximate Dollar
	(a)	(b)	Shares Purchased	Value of Shares that
	Total Number	Average	as part of	May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	Per Share (2)	Plans or Programs	Plans or Programs (3)
January 1 - January 31	2,034	$131.01	—	$86,865,026
February 1 - February 28	5,156	$134.60	—	$86,865,026
March 1 - March 31	1,874	$135.70	—	$86,865,026
Total	9,064	$134.02	—	$86,865,026

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

(3)     On May 6, 2015, the Board of Directors of the Company approved, and the Company announced, a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $100,000,000 of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program, which replaced the Company’s other share repurchase plans then in effect, has no expiration date.  There were no shares acquired by the Company pursuant to the 2015 Share Repurchase Program during the quarter ended March 31, 2017.

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

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Mary Dean Hall
Date: May 1, 2017	Mary Dean Hall, Vice President, Chief Financial Officer and Treasurer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)