Form 10-Q
period 2017-06-30
QUAKER CHEMICAL CORP
filed 2017-07-27
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     [X]      No   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes    [X]     No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on June 30, 2017	13,309,966

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2017	2
	and June 30, 2016
	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended	3
	June 30, 2017 and June 30, 2016
	Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017	5
	and June 30, 2016
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION	31
Item 1.	Legal Proceedings	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6.	Exhibits	32
Signatures		32

PART I

FINANCIAL INFORMATION

Item 1.                        Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$201,183	$186,915	$396,092	$364,992
Cost of goods sold	129,348	115,514	253,370	225,610
Gross profit	71,835	71,401	142,722	139,382
Selling, general and administrative expenses	49,594	48,700	97,648	96,843
Combination-related expenses	4,338	—	13,413	—
Operating income	17,903	22,701	31,661	42,539
Other expense, net	(1,571)	(337)	(1,676)	(235)
Interest expense	(780)	(727)	(1,436)	(1,468)
Interest income	540	545	1,063	893
Income before taxes and equity in net income of associated
companies	16,092	22,182	29,612	41,729
Taxes on income before equity in net income of associated
companies	4,224	7,238	11,089	13,543
Income before equity in net income of associated companies	11,868	14,944	18,523	28,186
Equity in net income of associated companies	473	461	1,432	563
Net income	12,341	15,405	19,955	28,749
Less: Net income attributable to noncontrolling interest	435	390	1,057	788
Net income attributable to Quaker Chemical Corporation	$11,906	$15,015	$18,898	$27,961
Per share data:
Net income attributable to Quaker Chemical Corporation
Common Shareholders – basic	$0.90	$1.13	$1.42	$2.11
Net income attributable to Quaker Chemical Corporation
Common Shareholders – diluted	$0.89	$1.13	$1.42	$2.11
Dividends declared	$0.355	$0.345	$0.700	$0.665

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$12,341	$15,405	$19,955	$28,749

Other comprehensive income (loss), net of tax
Currency translation adjustments	7,316	(5,092)	12,764	(359)
Defined benefit retirement plans	1,791	994	2,109	1,181
Unrealized (loss) gain on available-for-sale securities	(33)	157	167	613
Other comprehensive income (loss)	9,074	(3,941)	15,040	1,435

Comprehensive income	21,415	11,464	34,995	30,184
Less: Comprehensive income attributable to noncontrolling
interest	(486)	(237)	(1,628)	(697)
Comprehensive income attributable to Quaker Chemical
Corporation	$20,929	$11,227	$33,367	$29,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value and share amounts)

	Unaudited
	June 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$98,821	$88,818
Accounts receivable, net	201,529	195,225
Inventories
Raw materials and supplies	42,684	37,772
Work-in-process and finished goods	45,198	39,310
Prepaid expenses and other current assets	21,466	15,343
Total current assets	409,698	376,468
Property, plant and equipment, at cost	248,468	236,006
Less accumulated depreciation	(161,741)	(150,272)
Net property, plant and equipment	86,727	85,734
Goodwill	84,762	80,804
Other intangible assets, net	74,406	73,071
Investments in associated companies	24,513	22,817
Non-current deferred tax assets	20,742	24,382
Other assets	29,412	28,752
Total assets	$730,260	$692,028

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$736	$707
Accounts and other payables	91,461	82,164
Accrued compensation	14,459	19,356
Accrued restructuring	—	670
Other current liabilities	27,732	24,514
Total current liabilities	134,388	127,411
Long-term debt	73,896	65,769
Non-current deferred tax liabilities	12,458	12,008
Other non-current liabilities	69,924	74,234
Total liabilities	290,666	279,422
Commitments and contingencies (Note 16)
Equity
Common stock, $1 par value; authorized 30,000,000 shares; issued and
outstanding 2017 – 13,309,966 shares; 2016 – 13,277,832 shares	13,310	13,278
Capital in excess of par value	113,747	112,475
Retained earnings	374,001	364,414
Accumulated other comprehensive loss	(72,938)	(87,407)
Total Quaker shareholders’ equity	428,120	402,760
Noncontrolling interest	11,474	9,846
Total equity	439,594	412,606
Total liabilities and equity	$730,260	$692,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Unaudited
	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$19,955	$28,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,333	6,331
Amortization	3,604	3,589
Equity in undistributed earnings of associated companies, net of dividends	(1,301)	(488)
Deferred compensation and other, net	268	3,609
Stock-based compensation	2,245	3,423
(Gain) loss on disposal of property, plant, equipment and other assets	(28)	45
Insurance settlement realized	(446)	(614)
Combination-related expenses, net of payments	3,306	—
Pension and other postretirement benefits	(439)	(2,896)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	790	3,801
Inventories	(7,881)	(2,387)
Prepaid expenses and other current assets	(4,686)	(3,164)
Accounts payable and accrued liabilities	(213)	(1,642)
Restructuring liabilities	(675)	(2,330)
Net cash provided by operating activities	20,832	36,026

Cash flows from investing activities
Investments in property, plant and equipment	(5,242)	(4,377)
Payments related to acquisitions, net of cash acquired	(5,363)	(3,284)
Proceeds from disposition of assets	43	48
Insurance settlement interest earned	21	16
Change in restricted cash, net	425	598
Net cash used in investing activities	(10,116)	(6,999)

Cash flows from financing activities
Proceeds from long-term debt	6,753	1,736
Repayments of long-term debt	(373)	(286)
Dividends paid	(9,167)	(8,480)
Stock options exercised, other	(941)	(95)
Payments for repurchase of common stock	—	(5,859)
Excess tax benefit related to stock option exercises	—	136
Net cash used in financing activities	(3,728)	(12,848)
Effect of foreign exchange rate changes on cash	3,015	(987)
Net increase in cash and cash equivalents	10,003	15,192
Cash and cash equivalents at beginning of period	88,818	81,053
Cash and cash equivalents at end of period	$98,821	$96,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except certain material adjustments, as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods.  The results for the three and six months ended June 30, 2017, respectively, are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016.  During the first quarter of 2017, the Company early adopted an accounting standard update regarding the classification of pension costs.  The guidance in this accounting standard update was required to be applied retrospectively, which resulted in a reclassification to the Company’s Condensed Consolidated Statement of Income for the three and six months ended June 30, 2016, respectively.  See Note 3 of Notes to Condensed Consolidated Financial Statements.

Venezuela’s economy has been considered hyper inflationary under U.S. GAAP since 2010, at which time the Company’s Venezuela equity affiliate, Kelko Quaker Chemical, S.A. (“Kelko Venezuela”), changed its functional currency from the bolivar fuerte (“BsF”) to the U.S. dollar.  Accordingly, all gains and losses resulting from the remeasurement of Kelko Venezuela’s monetary assets and liabilities to published exchange rates are required to be recorded directly to the Condensed Consolidated Statements of Income.  During the first quarter of 2016, the Venezuela government announced changes to its foreign exchange controls, including eliminating the CADIVI, SICAD and SIMADI exchange rate mechanisms and replacing them with a dual exchange rate system, which consists of a protected DIPRO exchange rate, with a rate fixed at 10 Bsf per U.S. dollars and, also, a floating exchange rate known as the DICOM.  The DIPRO rate is only available for payment of certain imports of essential goods in the food and health sectors while the DICOM governs all other transactions not covered by the DIPRO.  In light of these changes to the foreign exchange controls, during the first quarter of 2016 the Company re-assessed Kelko Venezuela’s access to U.S. dollars, the impact on the operations of Kelko Venezuela, and the impact on the Company’s equity investment and other related assets.  The Company did not believe it had access to the DIPRO and, therefore, believed the DICOM to be the exchange rate system available to Kelko Venezuela, which resulted in a currency conversion charge of $0.1 million, or $0.01 per diluted share, in the first quarter of 2016.  Due to ongoing economic and political instability in Venezuela, the DICOM BsF per U.S dollar exchange rate significantly devalued during the second quarter of 2017.  This resulted in the Company recording a currency conversion charge of $0.3 million, or $0.03 per diluted share, in the second quarter of 2017, to write down the Company’s equity investment to the current DICOM exchange rate.  These currency conversion charges were recorded through equity in net income of associated companies in the Company’s Condensed Consolidated Statement of Income for each period, respectively.  As of June 30, 2017, the Company’s equity investment in Kelko Venezuela was $0.2 million, valued at the current DICOM exchange rate of approximately 2,637 BsF per U.S. dollar.

As part of the Company’s chemical management services, certain third-party product sales to customers are managed by the Company.  Where the Company acts as a principal, revenue is recognized on a gross reporting basis at the selling price negotiated with customers.  Where the Company acts as an agent, such revenue is recorded using net reporting of service revenue, at the amount of the administrative fee earned by the Company for ordering the goods.  Third-party products transferred under arrangements resulting in net reporting totaled $11.4 million and $21.8 million for the three and six months ended June 30, 2017, respectively.  Comparatively, third-party products transferred under arrangements resulting in net reporting totaled $11.0 million and $22.1 million for the three and six months ended June 30, 2016, respectively.

Note 2 – Houghton Combination

On April 4, 2017, Quaker entered into a share purchase agreement with Gulf Houghton Lubricants, Ltd. to purchase the entire issued and outstanding share capital of Houghton International, Inc. (“Houghton”) (herein referred to as “the Combination”).  The shares will be bought for aggregate purchase consideration consisting of: (i) $172.5 million in cash; (ii) a number of shares of common stock, $1.00 par value per share, of the Company comprising 24.5% of the common stock outstanding upon the closing of the Combination; and (iii) the Company’s assumption of Houghton’s net indebtedness as of the closing of the Combination, which is estimated to be approximately $690 million.  At closing, the total aggregate purchase consideration is dependent on the Company’s stock price and the level of Houghton’s indebtedness.

The Company secured $1.15 billion in commitments from Bank of America Merrill Lynch and Deutsche Bank to fund the Combination and to provide additional liquidity.  As of June 30, 2017, the Company replaced these commitments with a syndicated bank agreement (“the New Credit Facility”) with a group of lenders for $1.15 billion.  Funding of the New Credit Facility is contingent upon closing of the Combination, and the Company will only incur interest costs to maintain the banks’ committed capital until closing.  The New Credit Facility will include a $400.0 million multicurrency revolver, a $575.0 million USD term loan and a

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

$175.0 million EUR equivalent term loan, each with a five year term from the date the New Credit Facility becomes effective.  The maximum amount available under the New Credit Facility can be increased by $200.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under the New Credit Facility will generally bear interest at a base rate or LIBOR rate plus a margin, which the Company currently estimates the annual floating rate cost will be in the 3.25% area based on current market interest rates.  Access to the New Credit Facility will be dependent on meeting certain financial and other covenants, but primarily depends on the Company’s consolidated net debt to adjusted EBITDA ratio which cannot exceed 4.25 to 1 and the Company’s consolidated adjusted EBITDA to interest expense ratio which cannot be lower than 3.0 to 1.  Both the USD and EUR equivalent term loans will have quarterly principal amortization during their respective five year terms, with 5% amortization of the principal balance due in years 1 and 2, 7.5% in year 3, and 10% in years 4 and 5, with the remaining principal amounts due at maturity.

In addition, the issuance of the Company’s shares at closing of the Combination is subject to approval by Quaker’s shareholders under the rules of the New York Stock Exchange.  The Company expects to seek approval of the share issuance at a meeting of the Company’s shareholders in the third quarter of 2017.  Also, the Combination is subject to regulatory approval in the United States, Europe, China and Australia.  During July 2017, the Company received regulatory approval from China.  Depending on the shareholder and regulatory approvals noted above, as well as other customary terms and conditions set forth in the share purchase agreement, the Company currently estimates closing of the Combination to occur either in the fourth quarter of 2017 or the first quarter of 2018.

The Company incurred costs of $4.3 million, or $0.27 per diluted share, and $13.4 million, or $0.95 per diluted share, during the three and six months ending June 30, 2017, respectively, for certain legal, regulatory, environmental, financial, and other advisory and consultant costs related to due diligence, as well as integration planning and financing costs associated with the Combination.  There were no similar costs incurred during the same periods of 2016.  As of June 30, 2017 and December 31, 2016, the Company had current liabilities related to the Combination of $3.8 million and $0.5 million, respectively, primarily recorded within other current liabilities on its Condensed Consolidated Balance Sheets.

Note 3 – Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued an accounting standard update in May 2017 to clarify when changes to the terms or conditions of a share-based payment award must be accounted for as modifications.  This accounting standard update will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications.  This accounting standard update will allow companies to make certain changes to awards without accounting for them as modifications and an entity is not required to estimate the value of the award immediately before and after the change if the change doesn’t affect any of the inputs to the model used to value the award.  The guidance within this accounting standard update is effective for annual and interim periods beginning after December 15, 2017.  The guidance within this accounting standard update should be applied prospectively to awards modified on or after the adoption date.  Early adoption is permitted including adoption in any interim period for which financial statements have not been issued or made available for issuance.  During the second quarter of 2017, the Company elected to early adopt this guidance with no impact to its financial statements.

The FASB issued an accounting standard update in March 2017 to improve the presentation of net periodic pension and postretirement benefit cost.  Defined benefit pension and postretirement benefit costs (“net benefit cost”) comprise several components that reflect different aspects of an employer’s financial arrangements as well as the cost of benefits provided to employees.  This accounting standard update requires that an employer disaggregate the service cost component from the other components of net benefit cost, provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization.  The guidance within this accounting standard update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic benefit in assets.  This accounting standard update is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance.  During the first quarter of 2017, the Company elected to early adopt the guidance within this accounting standard update, including the use of a practical expedient which allows the Company to use amounts previously disclosed in its pension and other postretirement benefits note for the prior period as the estimation basis for applying the required retrospective presentation.  Adoption of this guidance resulted in a reclassification to the Company’s Condensed Consolidated Statement of Income for the three and six months ended June 30, 2016, as previously reported cost of goods sold (“COGS”) were reduced by $0.2 and $0.3 million, respectively, and selling, general and administrative expenses (“SG&A”) were reduced by $0.4 million and $0.9 million, respectively, with a corresponding increase to other expense, net, of $0.6 million and $1.2 million, respectively.  In addition, these required retrospective reclassifications resulted in an immaterial adjustment to previously reported direct operating earnings within the Company’s reportable operating

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

segment disclosures for the three and six months ended June 30, 2016, respectively.  See Note 4, Note 7 and Note 8 of Notes to Condensed Consolidated Financial Statements.

The FASB issued an accounting standard update in January 2017 simplifying the test for goodwill impairment by eliminating the Step 2 computation.  The accounting standard update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value.  The guidance removes the requirement to determine a goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination.  The guidance within this accounting standard update should be applied on a prospective basis, and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is still evaluating the guidance but currently anticipates early adoption of the accounting standard update for its next annual goodwill impairment test during 2017, and does not expect a material impact to its financial statements.

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

The FASB issued an accounting standard update in March 2016 involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, use of a forfeiture rate, and classification on the statement of cash flows.  The guidance within this accounting standard update was effective for annual and interim periods beginning after December 15, 2016.  When adopted, application of the guidance will vary based on each aspect of the update, including adoption under retrospective, modified retrospective or prospective approaches.  Early adoption was permitted.  During the first quarter of 2017, the Company adopted the guidance within the accounting standard update as required.  The impact of adoption for the Company included the elimination of recording the tax effects of deductions in excess of compensation cost through equity as the guidance in this accounting standard update requires all tax effects related to share-based payments to now be recorded through the income statement.  The tax effects of awards are required to be treated as discrete items in the interim reporting period in which the stock compensation-related tax benefits occur.  In addition, when applying the treasury stock method for computing diluted earnings per share, there are no longer assumed proceeds from the stock compensation-related tax benefits and as a result, there are fewer shares considered to be repurchased in the calculation.  This results in an assumption of more incremental shares being issued upon the exercise of share-based payment awards; therefore, equity awards will have a more dilutive effect on earnings per share.  As required, the Company has applied these changes in the guidance prospectively, beginning in the first quarter of 2017.  The result of

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

these changes was a tax benefit of $0.5 million and $0.8 million recorded during the three and six months ended June 30, 2017, respectively, and an immaterial number of dilutive shares added to the Company’s earnings per share calculation for the three and six months ended June 30, 2017, respectively.  In addition, all tax-related cash flows resulting from share-based payments are now required to be reported as operating activities in the statement of cash flows under this new guidance.  Either prospective or retrospective transition of this provision was permitted, and the Company has elected to apply the cash flow classification guidance on a prospective basis, consistent with the prospective transition for the treatment of excess tax benefits in the income statement.  Lastly, the accounting standard update permitted Companies to make an accounting policy election to account for forfeitures as they occur for service condition aspects of certain share-based awards, rather than estimating forfeitures each period. While permitted, the Company has not elected to make this accounting policy decision, and instead has elected to continue utilizing a forfeiture rate assumption.  Based on historical experience, the Company has assumed a forfeiture rate of 13% on certain of its nonvested stock awards.  See Note 6, Note 9 and Note 10 of Notes to Condensed Consolidated Financial Statements.

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

The FASB issued an accounting standard update in May 2014 regarding the accounting for and disclosure of revenue recognition.  Specifically, the update outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which will be common to both U.S. GAAP and International Financial Reporting Standards.  The guidance was effective for annual and interim periods beginning after December 15, 2016, and allowed for full retrospective adoption of prior period data or a modified retrospective adoption.  Early adoption was not permitted.  In August 2015, the FASB issued an accounting standard update to delay the effective date of the new revenue standard by one year, or, in other words, to be effective for annual and interim periods beginning after December 15, 2017.  Entities are permitted to adopt the new revenue standard early but not before the original effective date.  During 2016, the FASB issued a series of accounting standard updates to clarify and expand on the implementation guidance, including principal versus agent considerations, identification of performance obligations, licensing, other technical corrections and adding certain practical expedients.  The amendments in these 2016 updates did not change the core principles of the guidance previously issued in May 2014.

During 2016, the Company reviewed its historical accounting policies and practices to identify potential differences with the requirements of the new revenue recognition standard, as it related to the Company’s contracts and sales arrangements.  As of June 30, 2017, the Company has nearly completed its impact assessment for the implementation of the new revenue recognition guidance.  This impact assessment and work performed to date included global and cross functional interviews and questionnaires, sales agreement and other sales document reviews, as well as technical considerations for the Company’s future transactional accounting, financial reporting and disclosure requirements.  The Company expects to adopt the guidance in the first quarter of 2018, as required, using a modified retrospective adoption approach.  Also, the Company has begun preliminary considerations for how the new revenue recognition guidance may impact Houghton, as it pertains to the potential Combination.  The Company anticipates using the second half of 2017 to finalize all aspects of its impact assessment, including its materiality assessment for accounting requirements specific to certain of the Company’s sales arrangements, as well as further develop its considerations for the potential Houghton Combination.  Based on information reviewed to date and the draft impact assessment conclusions reached, the Company does not expect its adoption of this revenue recognition guidance to have a material impact on its reported earnings, cash flows, or balance sheet; however, the Company does expect its adoption to increase the amount and level of disclosures concerning the Company’s net sales.

Note 4 – Business Segments

The Company’s reportable operating segments are organized by geography as follows: (i) North America, (ii) Europe, Middle East and Africa (“EMEA”), (iii) Asia/Pacific and (iv) South America.  Operating earnings, excluding indirect operating expenses, for the Company’s reportable operating segments is comprised of revenues less COGS and SG&A directly related to the respective region’s product sales.  The indirect operating expenses consist of SG&A not directly attributable to the product sales of each respective reportable operating segment.  Other items not specifically identified with the Company’s reportable operating segments include interest expense, interest income, license fees from non-consolidated affiliates, amortization expense and other expense, net.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following table presents information about the performance of the Company’s reportable operating segments for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales
North America	$90,331	$83,088	$177,672	$165,460
EMEA	54,507	53,108	108,434	100,757
Asia/Pacific	47,724	43,151	92,874	84,663
South America	8,621	7,568	17,112	14,112
Total net sales	$201,183	$186,915	$396,092	$364,992

Operating earnings, excluding indirect operating expenses
North America	$19,621	$20,255	$40,258	$38,937
EMEA	8,217	8,936	17,463	17,045
Asia/Pacific	11,812	11,080	22,055	22,128
South America	1,064	338	1,861	23
Total operating earnings, excluding indirect operating expenses	40,714	40,609	81,637	78,133
Combination-related expenses	(4,338)	—	(13,413)	—
Nonoperating charges	(16,642)	(16,096)	(32,959)	(32,005)
Amortization expense	(1,831)	(1,812)	(3,604)	(3,589)
Consolidated operating income	17,903	22,701	31,661	42,539
Other expense, net	(1,571)	(337)	(1,676)	(235)
Interest expense	(780)	(727)	(1,436)	(1,468)
Interest income	540	545	1,063	893
Consolidated income before taxes and equity in net income of
associated companies	$16,092	$22,182	$29,612	$41,729

Inter-segment revenues for the three and six months ended June 30, 2017 were $2.5 million and $4.6 million for North America, $5.0 million and $9.8 million for EMEA, less than $0.1 million and $0.1 million for Asia/Pacific, respectively, and less than $0.1 million for South America in both periods.  Inter-segment revenues for the three and six months ended June 30, 2016 were $1.9 million and $3.8 million for North America, $3.9 million and $7.8 million for EMEA, less than $0.1 million and $0.3 million for Asia/Pacific, respectively, and less than $0.1 million for South America in both periods.  However, all inter-segment transactions have been eliminated from each reportable operating segment’s net sales and earnings for all periods presented above.

Note 5 – Restructuring and Related Activities

In response to weak economic conditions and market declines in many regions, Quaker’s management approved a global restructuring plan in the fourth quarter of 2015 (the “2015 Program”) to reduce its operating costs.  The 2015 Program included the re-organization of certain commercial functions, the consolidation of certain distribution, laboratory and administrative offices, and other related severance charges.  The 2015 Program included provisions for the reduction of total headcount of approximately 65 employees globally.  Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits.  The Company completed all of the remaining initiatives under the 2015 Program during the second quarter of 2017 and does not expect to incur further restructuring charges under this program.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Restructuring activity recognized by reportable operating segment in connection with the 2015 Program during the six months ended June 30, 2017 is as follows:

	North
	America	EMEA	Total
Accrued restructuring as of December 31, 2016	$196	$474	$670
Restructuring charges and adjustments	(126)	126	—
Cash payments	(70)	(605)	(675)
Currency translation adjustments	—	5	5
Accrued restructuring as of June 30, 2017	$—	$—	$—

Note 6 – Stock-Based Compensation

The Company recognized the following stock-based compensation expense in SG&A in its Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	$244	$216	$471	417
Nonvested stock awards and restricted stock units	795	745	1,597	1,593
Employee stock purchase plan	21	20	44	43
Non-elective and elective 401(k) matching contribution in stock	—	587	64	1,276
Director stock ownership plan	32	57	69	94
Total stock-based compensation expense	$1,092	$1,625	$2,245	$3,423

During the first quarter of 2017, the Company began matching non-elective and elective 401(k) contributions in cash rather than stock.  The Company’s estimated taxes payable as of June 30, 2016 was sufficient to fully recognize $0.1 million of excess tax benefits related to stock option exercises as cash inflows from financing activities in its Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2016.

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

The fair value of these options is amortized on a straight-line basis over the vesting period.  As of June 30, 2017, unrecognized compensation expense related to options granted was $1.7 million, to be recognized over a weighted average remaining period of 2.1 years.  There were no stock options granted in the second quarter of 2017.

During the first six months of 2017, the Company granted 17,315 nonvested restricted shares and 1,332 nonvested restricted stock units under its LTIP plan that are subject only to time vesting, generally over a three-year period.  The fair value of these awards is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value of these awards for expected forfeitures based on historical experience.  As of June 30, 2017, unrecognized compensation expense related to the nonvested shares was $3.4 million, to be recognized over a weighted average remaining period of 1.8 years, and unrecognized compensation expense related to nonvested restricted stock units was $0.2 million, to be recognized over a weighted average remaining period of 2.1 years.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 7 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$871	$683	$1	$4	$1,789	$1,353	$4	$8
Interest cost	1,003	1,122	39	39	2,011	2,233	72	78
Expected return on plan assets	(1,255)	(1,354)	—	—	(2,581)	(2,698)	—	—
Settlement charge	1,860	—	—	—	1,860	—	—	—
Actuarial loss amortization	792	812	22	15	1,661	1,620	27	30
Prior service cost amortization	(25)	(26)	—	—	(48)	(51)	—	—
Net periodic benefit cost	$3,246	$1,237	$62	$58	$4,692	$2,457	$103	$116

During the second quarter of 2017, the Company’s U.S. pension plan offered a cash settlement to its vested terminated participants, which allowed them to receive the value of their pension benefits as a single lump sum payment.  As payments from the U.S. pension plan for this cash out offering exceeded the service and interest cost components of the U.S. pension plan expense for 2017, the Company recorded a settlement charge of approximately $1.9 million, or $0.09 per diluted share.  This settlement charge represents the immediate recognition into expense of a portion of the unrecognized loss within accumulated other comprehensive loss (“AOCI”) on the balance sheet in proportion to the share of the projected benefit obligation that was settled by these payments.  The gross pension benefit obligation was reduced by approximately $4.0 million as a result of these payments.  The settlement charge was recognized through other expense, net, on the Company’s Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017.

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2016, that it expected to make minimum cash contributions of $7.8 million to its pension plans and $0.5 million to its other postretirement benefit plans in 2017.  As of June 30, 2017, $4.8 million and $0.2 million of contributions have been made to the Company’s pension plans and its postretirement benefit plans, respectively.

Note 8 – Other Expense, Net

The components of other expense, net, for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income from third party license fees	$202	$177	$471	$449
Foreign exchange gains, net	249	2	35	314
Gain (loss) on fixed asset disposals, net	13	(1)	28	4
Non-income tax refunds and other related credits	324	40	618	61
Pension and postretirement benefit costs, non-service components	(2,436)	(608)	(3,002)	(1,212)
Other non-operating income	110	87	241	211
Other non-operating expense	(33)	(34)	(67)	(62)
Other expense, net	$(1,571)	$(337)	$(1,676)	$(235)

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 9 – Income Taxes and Uncertain Income Tax Positions

The Company’s effective tax rate for the three months ended June 30, 2017 was 26.2% compared to 32.6% for the three months ended June 30, 2016.  The Company’s effective tax rate for the six months ended June 30, 2017 was 37.4% compared to 32.5% for the six months ended June 30, 2016.  The Company’s effective tax rates for the three and six months ended June 30, 2017, respectively, include the impact of certain non-deductible Houghton combination-related expenses, as well as tax benefits for deductions in excess of compensation cost associated with stock option exercises and restricted stock vesting.  There were no comparable non-deductible combination-related expenses or stock compensation-related tax benefits recorded through tax expense during the three or six months ended June 30, 2016.  The Company’s effective tax rates for the three and six months ended June 30, 2016, respectively, reflect earnings taxed at one of the Company’s subsidiaries at a statutory rate of 25% while awaiting recertification of a concessionary 15% tax rate, which the Company received and recorded the full year benefit of during the fourth quarter of 2016.  This concessionary tax rate was available to the Company during the three and six months ended June 30, 2017.

As of June 30, 2017, the Company’s cumulative liability for gross unrecognized tax benefits was $6.9 million.  As of December 31, 2016, the Company’s cumulative liability for gross unrecognized tax benefits was $6.2 million.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statements of Income.  The Company recognized an expense of $0.1 million and a credit of $0.1 million for interest, and an expense of $0.1 million and $0.1 million for penalties in its Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017, respectively.  The Company recognized expense of $0.1 million and $0.1 million for interest and expense of $0.2 million and $0.2 million for penalties in its Condensed Consolidated Statement of Income for the three and six months ended June 30, 2016, respectively.  As of June 30, 2017, the Company had accrued $0.7 million for cumulative interest and $1.9 million for cumulative penalties in its Condensed Consolidated Balance Sheets, compared to $0.7 million for cumulative interest and $1.6 million for cumulative penalties accrued at December 31, 2016.

During the six months ended June 30, 2017 and 2016, the Company recognized a decrease of $0.4 million and $0.8 million, respectively, in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.

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

As previously reported, the Italian tax authorities have assessed additional tax due from the Company’s subsidiary, Quaker Italia S.r.l., relating to the tax years 2007 through 2013.   The Company has filed for competent authority relief from these assessments under the Mutual Agreement Procedures of the Organization for Economic Co-Operation and Development for all years except 2007.  As of June 30, 2017, the Company believes it has adequate reserves, where merited, for uncertain tax positions with respect to all of these audits.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 10 – Earnings Per Share

The following table summarizes earnings per share calculations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$11,906	$15,015	$18,898	$27,961
Less: income allocated to participating securities	(82)	(130)	(145)	(243)
Net income available to common shareholders	$11,824	$14,885	$18,753	$27,718
Basic weighted average common shares outstanding	13,195,053	13,126,134	13,185,627	13,121,470
Basic earnings per common share	$0.90	$1.13	$1.42	$2.11

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$11,906	$15,015	$18,898	$27,961
Less: income allocated to participating securities	(82)	(130)	(145)	(243)
Net income available to common shareholders	$11,824	$14,885	$18,753	$27,718
Basic weighted average common shares outstanding	13,195,053	13,126,134	13,185,627	13,121,470
Effect of dilutive securities	45,226	18,579	45,310	15,183
Diluted weighted average common shares outstanding	13,240,279	13,144,713	13,230,937	13,136,653
Diluted earnings per common share	$0.89	$1.13	$1.42	$2.11

Certain stock options and restricted stock units are not included in the diluted earnings per share calculation since the effect would have been anti-dilutive.  The calculated amount of anti-diluted shares not included were 5,278 and 4,894 for the three and six months ended June 30, 2017, respectively, and 3,506 and 7,667 for the three and six months ended June 30, 2016, respectively.

Note 11 – Goodwill and Other Intangible Assets

The Company has historically completed its annual goodwill impairment test as of the end of the third quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units.  The Company continually evaluates financial performance, economic conditions and other relevant developments in assessing if an interim period impairment test for one or more of its reporting units is necessary.  The Company has recorded no impairment charges in its past.

Changes in the carrying amount of goodwill for the six months ended June 30, 2017 were as follows:

	North			South
	America	EMEA	Asia/Pacific	America	Total
Balance as of December 31, 2016	$45,490	$18,189	$14,566	$2,559	$80,804
Goodwill additions	1,832	—	—	—	1,832
Currency translation adjustments	255	1,465	447	(41)	2,126
Balance as of June 30, 2017	$47,577	$19,654	$15,013	$2,518	$84,762

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2017 and December 31, 2016 were as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2017	2016	2017	2016
Customer lists and rights to sell	$75,844	$71,454	$22,764	$20,043
Trademarks, formulations and product technology	32,618	31,436	13,143	11,748
Other	6,090	6,023	5,339	5,151
Total definite-lived intangible assets	$114,552	$108,913	$41,246	$36,942

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The Company recorded $1.8 million and $3.6 million of amortization expense for the three and six months ended June 30, 2017, respectively.  Comparatively, the Company recorded $1.8 million and $3.6 million of amortization expense for the three and six months ended June 30, 2016, respectively.  Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2017	$7,387
For the year ended December 31, 2018	7,246
For the year ended December 31, 2019	7,144
For the year ended December 31, 2020	6,862
For the year ended December 31, 2021	6,491
For the year ended December 31, 2022	6,370

The Company has two indefinite-lived intangible assets totaling $1.1 million for trademarks at June 30, 2017 and December 31, 2016.

Note 12 – Debt

The Company’s primary credit facility (“the Credit Facility”) is a $300.0 million syndicated multicurrency credit agreement with a group of lenders.  During the second quarter of 2017, the Credit Facility was amended and restated to extend the maturity date from June 2018 to June 2019.  All other key terms of the Credit Facility agreement remained the same.  The maximum amount available under the Credit Facility can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under the Credit Facility generally bear interest at a base rate or LIBOR rate plus a margin.  Access to the Credit Facility is dependent on meeting certain financial and other covenants, but primarily depends on the Company’s consolidated net debt to adjusted EBITDA ratio, which cannot exceed 3.50 to 1.  As of June 30, 2017 and December 31, 2016, the Company’s consolidated net debt to adjusted EBITDA ratio was below 1.0 to 1, and the Company was also in compliance with all of its other covenants.  As of June 30, 2017 and December 31, 2016, the Company had total credit facility borrowings of $56.1 million and $47.9 million, respectively, primarily under the Credit Facility.  The Company’s other outstanding debt obligations as of June 30, 2017 and December 31, 2016 were primarily industrial development bonds and municipality-related loans.

Note 13 – Equity

In May 2015, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $100.0 million of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program has no expiration date.  The 2015 Share Repurchase Program provides a framework of conditions under which management can repurchase shares of the Company’s common stock.  These purchases may be made in the open market or in private and negotiated transactions and will be in accordance with applicable laws, rules and regulations.  In connection with the 2015 Share Repurchase Program, the Company acquired 83,879 shares of common stock for $5.9 million during the six months ended June 30, 2016.  There were no share repurchases under the 2015 Share Repurchase Program during the six months ended June 30, 2017.  The Company has elected not to hold treasury shares, and, therefore, has retired the shares as they are repurchased.  It is the Company’s accounting policy to record the excess paid over par value as a reduction in retained earnings for all shares repurchased.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following tables present the changes in equity, net of tax, for the three and six months ended June 30, 2017 and 2016:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at March 31, 2017	$13,291	$112,838	$366,819	$(81,961)	$10,988	$421,975
Net income	—	—	11,906	—	435	12,341
Amounts reported in other comprehensive
income	—	—	—	9,023	51	9,074
Dividends ($0.355 per share)	—	—	(4,724)	—	—	(4,724)
Share issuance and equity-based
compensation plans	19	909	—	—	—	928
Balance at June 30, 2017	$13,310	$113,747	$374,001	$(72,938)	$11,474	$439,594

Balance at March 31, 2016	$13,236	$107,950	$329,684	$(68,002)	$8,658	$391,526
Net income	—	—	15,015	—	390	15,405
Amounts reported in other comprehensive
loss	—	—	—	(3,788)	(153)	(3,941)
Dividends ($0.345 per share)	—	—	(4,572)	—	—	(4,572)
Share issuance and equity-based
compensation plans	14	1,769	—	—	—	1,783
Excess tax benefit from stock option exercises	—	32	—	—	—	32
Balance at June 30, 2016	$13,250	$109,751	$340,127	$(71,790)	$8,895	$400,233

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at December 31, 2016	$13,278	$112,475	$364,414	$(87,407)	$9,846	$412,606
Net income	—	—	18,898	—	1,057	19,955
Amounts reported in other comprehensive
income	—	—	—	14,469	571	15,040
Dividends ($0.70 per share)	—	—	(9,311)	—	—	(9,311)
Share issuance and equity-based
compensation plans	32	1,272	—	—	—	1,304
Balance at June 30, 2017	$13,310	$113,747	$374,001	$(72,938)	$11,474	$439,594

Balance at December 31, 2015	$13,288	$106,333	$326,740	$(73,316)	$8,198	$381,243
Net income	—	—	27,961	—	788	28,749
Amounts reported in other comprehensive
income (loss)	—	—	—	1,526	(91)	1,435
Repurchases of common stock	(84)	—	(5,775)	—	—	(5,859)
Dividends ($0.665 per share)	—	—	(8,799)	—	—	(8,799)
Share issuance and equity-based
compensation plans	46	3,282	—	—	—	3,328
Excess tax benefit from stock option exercises	—	136	—	—	—	136
Balance at June 30, 2016	$13,250	$109,751	$340,127	$(71,790)	$8,895	$400,233

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following tables show the reclassifications from and resulting balances of accumulated other comprehensive loss (“AOCI”) for the three and six months ended June 30, 2017 and 2016:

			Unrealized
	Currency	Defined	Gain (Loss) in
	Translation	Benefit	Available-for-
	Adjustments	Pension Plans	Sale Securities	Total
Balance at March 31, 2017	$(47,327)	$(35,850)	$1,216	$(81,961)
Other comprehensive income before
reclassifications	7,265	268	225	7,758
Amounts reclassified from AOCI	—	2,650	(275)	2,375
Current period other comprehensive income (loss)	7,265	2,918	(50)	10,133
Related tax amounts	—	(1,127)	17	(1,110)
Net current period other comprehensive income (loss)	7,265	1,791	(33)	9,023
Balance at June 30, 2017	$(40,062)	$(34,059)	$1,183	$(72,938)

Balance at March 31, 2016	$(33,873)	$(35,064)	$935	$(68,002)
Other comprehensive (loss) income before
reclassifications	(4,939)	590	320	(4,029)
Amounts reclassified from AOCI	—	802	(82)	720
Current period other comprehensive (loss) income	(4,939)	1,392	238	(3,309)
Related tax amounts	—	(398)	(81)	(479)
Net current period other comprehensive (loss) income	(4,939)	994	157	(3,788)
Balance at June 30, 2016	$(38,812)	$(34,070)	$1,092	$(71,790)
			Unrealized
	Currency	Defined	Gain (Loss) in
	Translation	Benefit	Available-for-
	Adjustments	Pension Plans	Sale Securities	Total
Balance at December 31, 2016	$(52,255)	$(36,168)	$1,016	$(87,407)
Other comprehensive income (loss) before
reclassifications	12,193	(73)	890	13,010
Amounts reclassified from AOCI	—	3,500	(635)	2,865
Current period other comprehensive income	12,193	3,427	255	15,875
Related tax amounts	—	(1,318)	(88)	(1,406)
Net current period other comprehensive income	12,193	2,109	167	14,469
Balance at June 30, 2017	$(40,062)	$(34,059)	$1,183	$(72,938)

Balance at December 31, 2015	$(38,544)	$(35,251)	$479	$(73,316)
Other comprehensive (loss) income before
reclassifications	(268)	113	512	357
Amounts reclassified from AOCI	—	1,600	416	2,016
Current period other comprehensive (loss) income	(268)	1,713	928	2,373
Related tax amounts	—	(532)	(315)	(847)
Net current period other comprehensive (loss) income	(268)	1,181	613	1,526
Balance at June 30, 2016	$(38,812)	$(34,070)	$1,092	$(71,790)

Approximately 75% and 25% of the amounts reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statements of Income for defined benefit retirement plans during the three and six months ended June 30, 2017 and 2016 were recorded in SG&A and COGS, respectively.  See Note 7 of Notes to Condensed Consolidated Financial Statements for further information.  All reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the Company’s equity interest in a captive insurance company and are recorded in equity in net income of associated companies.  The amounts reported in other comprehensive income for non-controlling interest are related to currency translation adjustments.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 14 – Business Acquisitions

In May 2017, the Company acquired assets associated with a business that markets, sells and manufactures certain metalworking fluids for its North America reportable operating segment for 7.3 million CAD, or approximately $5.4 million.  The Company allocated approximately $3.0 million of the purchase price to intangible assets, comprised of trademarks and formulations, to be amortized over 15 years; a non-competition agreement, to be amortized over 5 years; and customer relationships, to be amortized over 10 years.  In addition, the Company recorded an other current asset of approximately $0.6 million acquired with the business, as well as approximately $1.8 million of goodwill, related to expected value not allocated to other acquired assets, none of which will be tax deductible.

In November 2016, the Company acquired Lubricor Inc. and its affiliated entities (“Lubricor”), a metalworking fluids manufacturer headquartered in Waterloo, Ontario for its North America reportable operating segment for 16.0 million CAD, or approximately $12.0 million.  In May 2016, the Company acquired assets of a business that is associated with dust control products for the mining industry for its North America reportable operating segment for $1.9 million.

During the first quarter of 2017, the Company identified and recorded an adjustment to the allocation of the purchase price for the Lubricor acquisition.  The adjustment was the result of finalizing a post-closing settlement based on the Company’s assessment of additional information related to assets acquired and liabilities assumed.  As of June 30, 2017, the allocation of the purchase price for the Lubricor acquisition has not been finalized and the one-year measurement period has not ended.  Further adjustments may be necessary as a result of the Company’s on-going assessment of additional information related to the fair value of assets acquired and liabilities assumed.

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 15 – Fair Value Measurements

The Company has valued its company-owned life insurance policies at fair value.  These assets are subject to fair value measurement as follows:

		Fair Value Measurements at June 30, 2017
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,489	$—	$1,489	$—
Total	$1,489	$—	$1,489	$—

		Fair Value Measurements at December 31, 2016
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,410	$—	$1,410	$—
Total	$1,410	$—	$1,410	$—

The fair values of Company-owned life insurance assets are based on quotes for like instruments with similar credit ratings and terms.  The Company did not hold any Level 3 investments as of June 30, 2017 or December 31, 2016, respectively, so related disclosures have not been included.

Note 16 – Commitments and Contingencies

The Company previously disclosed in its Annual Report filed on Form 10-K for the year ended December 31, 2016 that AC Products, Inc. (“ACP”), a wholly owned subsidiary, has been operating a groundwater treatment system to hydraulically contain groundwater contamination emanating from ACP’s site, the principal contaminant of which is perchloroethylene (“PERC”).  As of June 30, 2017, ACP believes it is close to meeting the conditions for closure of the groundwater treatment system, but continues to operate this system while in discussions with the relevant authorities.  As of June 30, 2017, the Company believes that the range of potential-known liabilities associated with the balance of the ACP water remediation program is approximately $0.1 million to $1.0 million.  The low and high ends of the range are based on the length of operation of the treatment system as determined by groundwater modeling.  Costs of operation include the operation and maintenance of the extraction well, groundwater monitoring and program management.

The Company previously disclosed in its Annual Report filed on Form 10-K for the year ended December 31, 2016 that an inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos.  During the six months ended June 30, 2017, there have been no significant changes to the facts or circumstances of this matter previously disclosed, aside from on-going claims and routine payments associated with this litigation.  Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $2.2 million (excluding costs of defense).

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.  Approximately $0.2 million was accrued at June 30, 2017 and December 31, 2016, respectively, to provide for such anticipated future environmental assessments and remediation costs.  The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

The Company had a solid operating performance in the second quarter of 2017, as strong volume growth and continued discipline in managing its selling, general and administrative expenses (“SG&A”) largely offset a decline in gross margin quarter-over-quarter.  Specifically, net sales increased 8% to $201.2 million in the second quarter of 2017 compared to $186.9 million in the second quarter of 2016 driven by a 7% growth in volumes and a 2% increase due to price and product mix, more than offsetting a 1% negative impact from foreign currency translation.  Driven by these strong volume levels, the Company’s gross profit increased 1% quarter-over-quarter, despite a decline in gross margin to 35.7% in the second quarter of 2017 compared to 38.2% in the second quarter of 2016.  The decrease in the Company’s gross margin quarter-over-quarter was primarily attributable to the timing of certain raw material cost changes and the Company’s related pricing adjustments and changes in the mix of products sold, as the prior year’s gross margin benefited from a generally declining raw material cost environment compared to the current quarter’s generally rising raw material cost environment.  In addition, the current quarter’s operating income benefited from the Company’s ability to maintain a relatively consistent level of SG&A on the strong net sales growth.  During the second quarter of 2017, the Company incurred $4.3 million, or $0.27 per diluted share, of costs associated with the Company’s previously announced combination with Houghton International, Inc. (“Houghton”).  Including these combination-related expenses, the Company’s second quarter of 2017 net income and earnings per diluted share were $11.9 million and $0.89, respectively, compared to $15.0 million and $1.13 per diluted share, respectively, in the second quarter of 2016.  However, excluding these costs and other non-core items, coupled with a lower current quarter tax rate, the Company’s non-GAAP earnings per diluted share increased 12% to $1.24 in the second quarter of 2017 compared to $1.11 in the prior year quarter.  The Company’s adjusted EBITDA was $28.0 million in the second quarter of 2017, an increase of 1% compared to the prior year period.  These reported and non-GAAP earnings were also achieved despite the negative impact of foreign exchange of approximately 1%, or $0.01 per diluted share.

From a regional perspective, the Company’s second quarter of 2017 operating performance was highlighted by strong volume growth and market share gains in all four of its regions, with declining gross margin in the Company’s three largest regions.  In North America, the region’s organic volume growth and contributions from the Company’s 2016 acquisition of Lubricor Inc. (“Lubricor”) were more than offset by a decline in gross margins.  The Company’s Europe, Middle East and Africa (“EMEA”) region also experienced a decrease to its operating earnings as the increase in net sales and lower levels of SG&A were more than offset by the negative impact of foreign currency translation and a decline in gross margin quarter-over-quarter.  In the Company’s Asia/Pacific region, operating earnings increased quarter-over-quarter as an increase in sales volumes drove higher gross profit, partially offset by a decline in gross margin and the negative impact of foreign currency translation.  In South America, the Company continued its positive results and was able to grow profitability through higher sales volumes and an increase in gross margin, on a consistent level of SG&A.  See the Reportable Operating Segments Review, in the Operations section of this Item, below.

The Company generated net operating cash flow of $12.5 million in the second quarter of 2017, increasing its year-to-date net operating cash flow to $20.8 million, compared to $36.0 million in the first six months of 2016.  The decrease in net operating cash flow year-over-year was primarily due to cash outflows related to certain Houghton combination-related expenses and higher levels of cash invested in the Company’s working capital during 2017 as a result of the Company’s strong volume growth.  The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item, below.

Overall, the Company is pleased with another good quarter.  Specifically, the Company was able to grow organic volumes by 5% on continued market share gains and increased production in some of the Company’s end markets.  Also, the Company continued its disciplined approach to managing SG&A which helped offset a decline in its gross margin in the second quarter of 2017.  While the combination-related expenses incurred in the second quarter of 2017 led to a decrease in reported net income quarter-over-quarter, excluding these costs and other non-core items, the Company’s operating performance resulted in a slight increase in its adjusted EBITDA of 1% quarter-over-quarter, and coupled with a lower effective tax rate in the current period, drove a 12% increase in non-GAAP earnings per diluted share compared to the second quarter of 2016.  Notably, these results also reflected the negative impact from foreign exchange on net sales and earnings of approximately 1%, respectively.  Looking forward to the remainder of 2017, the Company expects gross margins to trend upwards over the next two quarters, gradually heading back to the 37% range.  The Company continues to expect market share gains, on-going discipline in managing SG&A and the benefits of past acquisitions will continue to help offset market challenges.  Overall, the Company remains confident in its future and still expects 2017 to be another good year for Quaker, as the Company continues to expect growth in net sales year-over-year and increases in adjusted EBITDA and non-GAAP earnings per share for the eighth consecutive year.

Quaker Chemical Corporation

Management’s Discussion and Analysis

Liquidity and Capital Resources

Quaker’s cash and cash equivalents increased to $98.8 million at June 30, 2017 from $88.8 million at December 31, 2016.  The $10.0 million increase was the net result of $20.8 million of cash provided by operating activities and a $3.0 million positive impact due to the effect of foreign exchange rates on cash, partially offset by $10.1 million of cash used in investing activities and $3.7 million of cash used in financing activities.

Net cash provided by operating activities was $20.8 million in the first six months of 2017 compared to $36.0 million in the first six months of 2016.  The $15.2 million decrease was primarily the result of cash outflows of $10.1 million in the current year associated with payments related to the previously announced Houghton combination, described below.  There were no similar cash payments in the six months ended June 30, 2016.  In addition, the Company had higher cash invested in working capital, primarily due to higher volumes in the current quarter.  Specifically, the increase in cash invested in working capital was due to higher levels of accounts receivable associated with the Company’s increased net sales quarter-over-quarter, and higher levels of inventory as the Company re-stocked levels that were seasonally low at year end.  Finally, the six months ended June 30, 2017 included lower restructuring payments made as part of the Company’s global restructuring program initiated in the fourth quarter of 2015, described below.

Net cash used in investing activities increased from $7.0 million in the first six months of 2016 to $10.1 million in the first six months of 2017, primarily due to higher payments for acquisitions.  During the first six months of 2017, the Company had cash outflows of $5.4 million for the acquisition of assets associated with a business that markets, sells and manufactures certain metalworking fluids, whereas during the first six months of 2016, the Company had cash outflows of $1.4 million due to a post-closing adjustment to finalize its 2015 acquisition of Verkol and $1.9 million for the acquisition of assets of a business associated with dust control products for the mining industry.  In addition, the Company had higher additions to property, plant and equipment during the first six months of 2017 as compared to the first six months of 2016, primarily due to earlier timing of expenditures for several small projects across all of its regions.  Changes in the Company’s restricted cash, which is dependent upon the timing of claims and payments associated with a subsidiary’s asbestos litigation, were relatively consistent year-over-year.

Net cash used in financing activities was $3.7 million in the first six months of 2017 compared to cash used in financing activities of $12.8 million in the first six months of 2016.  The $9.1 million decrease was primarily due to proceeds from long-term debt, net of repayments, of $6.4 million in the first six months of 2017 compared to $1.5 million in the first six months of 2016.  The current year proceeds from long-term debt coupled with cash on hand were primarily used to finance the higher cash payments for acquisitions year-over-year and cash payments associated with combination-related expenses, described below.  In addition, the Company paid $9.2 million in cash dividends during the first six months of 2017, a $0.7 million increase in cash dividends compared to the prior year period.  Also, the Company had $5.9 million in cash payments for share repurchases in the first six months of 2016, with no comparable cash payments during the current period.

The Company’s primary credit facility (“the Credit Facility”) is a $300.0 million syndicated multicurrency credit agreement with a group of lenders.  During the second quarter of 2017, the Credit Facility was amended and restated to extend the maturity date from June 2018 to June 2019.  All other key terms of the Credit Facility agreement remained the same.  The maximum amount available under the Credit Facility can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under the Credit Facility generally bear interest at a base rate or LIBOR rate plus a margin.  Access to the Credit Facility is dependent on meeting certain financial and other covenants, but primarily depends on the Company’s consolidated net debt to adjusted EBITDA ratio, which cannot exceed 3.50 to 1.  As of June 30, 2017 and December 31, 2016, the Company’s consolidated net debt to adjusted EBITDA ratio was below 1.0 to 1, and the Company was also in compliance with all of its other covenants.  As of June 30, 2017 and December 31, 2016, the Company had total credit facility borrowings of $56.1 million and $47.9 million, respectively, primarily under the Credit Facility.  The Company’s other debt obligations as of June 30, 2017 and December 31, 2016 were primarily industrial development bonds and municipality-related loans.

Quaker’s management approved a global restructuring plan in the fourth quarter of 2015 (the “2015 Program”) to reduce its operating costs.  The Company substantially completed all of the initiatives under the 2015 Program during 2016 and settlement of these charges primarily occurred in 2016, with only minimal settlements and cash payments remaining after 2016, which were completed during the first half of 2017.  During the first six months of 2017 and 2016, the Company utilized $0.7 million and $2.3 million, respectively, of operating cash flow for the settlement of certain restructuring liabilities under the 2015 Program.  The Company still projects full year pre-tax cost savings as a result of this program to approximate $5 million in 2017 compared to approximately half of this amount realized during 2016.

On April 4, 2017, Quaker entered into a share purchase agreement with Gulf Houghton Lubricants, Ltd. to purchase the entire issued and outstanding share capital of Houghton (“the Combination”).  The shares will be bought for aggregate purchase consideration consisting of: (i) $172.5 million in cash; (ii) a number of shares of common stock, $1.00 par value per share, of the Company comprising 24.5% of the common stock outstanding upon the closing of the Combination; and (iii) the Company’s assumption of Houghton’s net indebtedness as of the closing of the Combination, which is estimated to be approximately $690 million.  See Note 2 of Notes to Condensed Consolidated Financial Statements.

Quaker Chemical Corporation

Management’s Discussion and Analysis

In connection with the Combination, the Company secured approximately $1.15 billion in commitments from Bank of America Merrill Lynch and Deutsche Bank to fund the purchase consideration and provide additional liquidity.  As of June 30, 2017, the Company replaced these commitments with a syndicated bank agreement (“the New Credit Facility”) with a group of lenders for $1.15 billion.  The New Credit Facility is contingent upon and will not be effective until the closing of the Combination.  The New Credit Facility will include a $400.0 million multicurrency revolver, a $575.0 million USD term loan and a $175.0 million EUR equivalent term loan, each with a five year term from the date the New Credit Facility becomes effective.  Borrowings under the New Credit Facility will generally bear interest at a base rate or LIBOR rate plus a margin, which the Company currently estimates the annual floating rate cost will be in the 3.25% area based on current market interest rates.  Access to the New Credit Facility will be dependent on meeting certain financial and other covenants, but primarily depends on the Company’s consolidated net debt to adjusted EBITDA ratio, which cannot exceed 4.25 to 1 and the Company’s consolidated adjusted EBITDA to interest expense ratio which cannot be lower than 3.0 to 1.  Both the USD and EUR equivalent term loans will have quarterly principal amortization during their respective five year terms, with 5% amortization of the principal balance due in years 1 and 2, 7.5% in year 3, and 10% in years 4 and 5, with the remaining principal amounts due at maturity.  Until closing, the Company will only incur interest costs paid to maintain the bank’s committed capital (“ticking fees”), which will begin ninety days after the June 30, 2017 signing of the New Credit Facility.  The ticking fees will bear an interest rate of 0.30% per annum.

The Company incurred $13.4 million of combination-related expenses during the first six months of 2017, described in the Non-GAAP measures section of this Item, below, and made cash payments of $10.1 million related to these costs.  Assuming an early 2018 closing, the Company currently estimates it will incur approximately $15 to $20 million of additional combination-related expenses and make associated cash payments during the second half of 2017, which primarily relate to regulatory and shareholder approvals, integration planning and financing costs associated with the Combination.  Currently, the closing of the Combination is expected by the end of 2017 or early 2018, which is contingent upon customary closing conditions, including regulatory approvals in the United States, Europe, China and Australia, and approval by Quaker Chemical shareholders.  During July, the Company received regulatory approval from China.  Given these contingencies and the overall timing of the Combination, the Company has not recorded any estimated costs for additional expenses that the Company expects, but had yet to incur as of June 30, 2017, related to the Combination.

As of June 30, 2017, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $9.4 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability.  However, should the entire liability be paid, the amount of the payment may be reduced by up to $5.0 million as a result of offsetting benefits in other tax jurisdictions.

The Company believes it is capable of supporting its operating requirements and funding its business objectives, including but not limited to, payments of dividends to shareholders, costs related to the Combination, pension plan contributions, capital expenditures, other business opportunities and other potential contingencies, through internally generated funds supplemented with debt or equity as needed.

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

The following tables reconcile non-GAAP earnings per diluted share (unaudited) and adjusted EBITDA (unaudited) to their most directly comparable GAAP (unaudited) financial measures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
GAAP earnings per diluted share attributable to Quaker Chemical Corporation
common shareholders	$0.89	$1.13	$1.42	$2.11
Equity income in a captive insurance company per diluted share (a)	(0.04)	(0.02)	(0.08)	(0.03)
Houghton combination-related expenses per diluted share (b)	0.27	—	0.95	—
U.S. pension plan settlement charge per diluted share (c)	0.09	—	0.09	—
Cost streamlining initiative per diluted share (d)	—	—	0.01	—
Currency conversion impacts of the Venezuelan bolivar fuerte per diluted share (e)	0.03	—	0.03	0.01
Non-GAAP earnings per diluted share	$1.24	$1.11	$2.42	$2.09

Quaker Chemical Corporation

Management’s Discussion and Analysis

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to Quaker Chemical Corporation	$11,906	$15,015	$18,898	$27,961
Depreciation and amortization	5,007	4,986	9,937	9,920
Interest expense	780	727	1,436	1,468
Taxes on income before equity in net income of associated companies	4,224	7,238	11,089	13,543
Equity income in a captive insurance company (a)	(435)	(303)	(1,027)	(355)
Houghton combination-related expenses (b)	4,338	—	13,413	—
U.S. pension plan settlement charge (c)	1,860	—	1,860	—
Cost streamlining initiative (d)	—	—	286	—
Currency conversion impacts of the Venezuelan bolivar fuerte (e)	340	—	340	88
Adjusted EBITDA	$28,020	$27,663	$56,232	$52,625
Adjusted EBITDA margin (%)	13.9%	14.8%	14.2%	14.4%

(a)     Equity income in a captive insurance company represents the after tax income attributable to the Company’s interest in Primex, Ltd. (“Primex”), a captive insurance company.  The Company holds a 33% investment in and has significant influence over Primex, and therefore accounts for this interest under the equity method of accounting.  The income attributable to Primex is not considered core to the Company’s operations.

(b)     Houghton combination-related expenses include certain legal, regulatory, environmental, financial, and other advisory and consultant costs incurred in connection with the strategic evaluation of, diligence on, and execution of the definitive agreement to combine with Houghton, as well as integration planning and financing associated with the Combination.  These costs are not indicative of the future operating performance of the Company.  In addition, certain of these costs were considered non-deductible for the purpose of determining the Company’s effective tax rate and, therefore, the earnings per diluted share amount reflects this impact.

(c)     U.S. pension plan settlement charge represents the expense recorded related to the Company’s U.S. pension plan cash settlement to its vested terminated participants.  This settlement charge represents the immediate recognition into expense of a portion of the unrecognized loss within accumulated other comprehensive loss (“AOCI”) on the balance sheet in proportion to the share of the projected benefit obligation that was settled by these payments.  This charge was the result of a specific one-time event and is not indicative of the future operating performance of the Company.

(d)     Cost streamlining initiative represents expenses associated with certain actions taken to reorganize the Company’s corporate staff.  Overall, these costs are non-core and are indirect operating expenses that are not attributable to the product sales of any respective reportable operating segment, and, therefore, are not indicative of the future operating performance of the Company.

(e)     Currency conversion impacts of the Venezuelan bolivar fuerte represent after tax losses incurred at the Company’s Venezuelan affiliate as a result of changes in Venezuela’s foreign exchange markets and controls and the conversion of bolivar fuerte to U.S. dollars.  The losses were the result of changes to Venezuela’s market and foreign exchange controls and are not indicative of the future operating performance of the Company.

Operations

Consolidated Operations Review – Comparison of the Second Quarter of 2017 with the Second Quarter of 2016

Net sales in the second quarter of 2017 of $201.2 million increased 8% from $186.9 million in the second quarter of 2016.  The $14.3 million increase in net sales was driven by a 5% increase in organic volumes, a 2%, or $3.1 million increase from sales attributable to the Company’s fourth quarter of 2016 acquisition of Lubricor, and a 2% increase due to price and product mix, partially offset by the negative impact of foreign currency translation of $2.3 million, or 1%.

Costs of goods sold (“COGS”) in the second quarter of 2017 of $129.3 million increased 12% from $115.5 million in the second quarter of 2016.  The increase in COGS was primarily due to the increase in product volumes, noted above, additional COGS attributed to the Company’s 2016 acquisition of Lubricor and the impact of certain raw material cost increases and changes in product mix quarter-over-quarter, partially offset by the impact of foreign currency translation.  In addition, the second quarters of 2017 and 2016 COGS include reclassifications related to the Company’s first quarter of 2017 adoption and retrospective application of an accounting standard update regarding the classification of certain pension costs on the income statement.  See Note 3 of Notes to Condensed Consolidated Financial Statements.

Quaker Chemical Corporation

Management’s Discussion and Analysis

Gross profit in the second quarter of 2017 increased $0.4 million, or 1%, from the second quarter of 2016.  The increase in gross profit was primarily due to the increase in sales volumes, noted above, largely offset by a lower gross margin of 35.7% in the second quarter of 2017 compared to 38.2% in the second quarter of 2016.  The decrease in the Company’s gross margin quarter-over-quarter was attributable to the timing of certain raw material cost changes versus related sales price adjustments and changes in the mix of products sold.  The prior year second quarter gross margin benefited from a generally declining raw material cost environment, whereas the second quarter of 2017 was negatively impacted by a generally rising raw material cost environment.

SG&A in the second quarter of 2017 increased $0.9 million compared to the second quarter of 2016 due to the net impact of several factors.  Specifically, the Company’s SG&A increased as a result of higher labor-related costs, primarily due to annual compensation increases and the timing of certain incentive compensation accruals, and additional SG&A associated with the Company’s 2016 Lubricor acquisition, partially offset by decreases to SG&A as a result of certain cost savings efforts, including the 2015 global restructuring program, and decreases due to foreign currency translation.  In addition, the second quarters of 2017 and 2016 SG&A includes reclassifications related to the Company’s first quarter of 2017 adoption of the pension accounting standard update, noted above.

During the second quarter of 2017, the Company incurred $4.3 million of costs related to its previously announced combination with Houghton, described in the Non-GAAP measures section of this Item, above.  There were no similar combination-related expenses incurred in the second quarter of 2016.

Operating income in the second quarter of 2017 was $17.9 million compared to $22.7 million in the second quarter of 2016.  The decrease in operating income was primarily due to the Houghton combination-related expenses, noted above.

The Company had other expense of $1.6 million in the second quarter of 2017 compared to $0.3 million in the second quarter of 2016.  The increase in other expense was primarily due to the U.S. pension plan settlement charge of $1.9 million, described in the Non-GAAP measures section of this Item, above.  This settlement charge was partially offset by an increase in foreign currency transaction gains realized in the second quarter of 2017 compared to the second quarter of 2016, as well as higher receipts of local municipality-related grants in one of the Company’s regions quarter-over-quarter.  In addition, the second quarters of 2017 and 2016 other expense includes reclassifications related to the Company’s first quarter of 2017 adoption of the pension accounting standard update, noted above.

The Company had a relatively consistent level of interest expense and interest income in both the second quarters of 2017 and 2016, respectively.

The Company’s effective tax rates for the second quarters of 2017 and 2016 were 26.2% and 32.6%, respectively.  The Company’s second quarter of 2017 effective tax rate includes the impact of certain non-deductible Houghton combination-related expenses.  In addition, the Company’s second quarter of 2017 effective tax rate includes a tax benefit for deductions in excess of compensation cost associated with stock option exercises and restricted stock vesting in the current quarter as a result of the Company’s first quarter of 2017 adoption of an accounting standard update regarding the tax impact of certain stock-based compensation.  See Note 3 of Notes to Condensed Consolidated Financial Statements.  There were no comparable non-deductible combination-related expenses or stock compensation-related tax benefits during the second quarter of 2016.  Comparatively, the second quarter of 2016 effective tax rate was elevated, as it reflected earnings taxed at one of the Company’s subsidiaries at a statutory rate of 25% while awaiting recertification of a concessionary 15% tax rate, which the Company received and recorded the full year benefit of during the fourth quarter of 2016.  This concessionary tax rate was available to the Company during the second quarter of 2017.

Equity in net income of associated companies (“equity income”) was $0.5 million in both the second quarters of 2017 and 2016, respectively.  The primary component of the Company’s equity income was earnings from the Company’s interest in a captive insurance company.  Earnings attributable to this captive insurance company were higher in the current quarter, however this was offset by a currency conversion charge associated with the Company’s Venezuela affiliate due to the significant devaluation of the Venezuelan bolivar fuerte during the second quarter of 2017.  See the Non-GAAP Measures section of this Item, above.

The Company had a consistent level of net income attributable to noncontrolling interest in both the second quarters of 2017 and 2016, respectively.

Changes in foreign exchange rates, excluding the currency conversion impacts of the Venezuelan bolivar fuerte, noted above, negatively impacted the Company’s second quarter of 2017 non-GAAP earnings by approximately 1%, or $0.01 per diluted share.

Consolidated Operations Review – Comparison of the First Six Months of 2017 with the First Six Months of 2016

Net sales for the first six months of 2017 of $396.1 million increased 9% compared to net sales of $365.0 million for the first six months of 2016.  The $31.1 million increase in net sales was the result of a 7% increase in organic volumes, a 2%, or $5.6 million increase from sales attributable to the Company’s 2016 acquisition of Lubricor and a 2% increase due to price and product mix, partially offset by the negative impact of foreign currency translation of $5.0 million, or approximately 2%.

Quaker Chemical Corporation

Management’s Discussion and Analysis

COGS in the first six months of 2017 of $253.4 million increased 12% from $225.6 million in the first six months of 2016.  The increase in COGS was primarily due to the increase in product volumes, noted above, additional COGS attributed to the Company’s 2016 acquisition of Lubricor, the impact of certain raw material cost increases and changes in product mix, partially offset by the impact of foreign currency translation.  In addition, the first six months of 2017 and 2016 COGS include reclassifications related to the Company’s first quarter of 2017 adoption of the pension accounting standard update, noted above.

Gross profit for the first six months of 2017 increased $3.3 million, or 2%, from the first six months of 2016, primarily driven by the increase in sales volumes, noted above, partially offset by a lower gross margin of 36.0% in the first six months of 2017 compared to 38.2% in the first six months of 2016.  Similar to the discussion of quarter-over-quarter changes in gross margin above, the decrease in the Company’s gross margin for the first six months of 2017 was primarily attributable to the timing of certain raw material cost increases and the Company’s related sales price adjustments and changes in product mix.

SG&A for the first six months of 2017 increased $0.8 million compared to the first six months of 2016 primarily due to the same factors noted in the quarter-over-quarter discussion, above, including additional SG&A associated with the Company’s prior year Lubricor acquisition and an increase in labor-related costs primarily due to annual compensation increases and the timing of certain incentive compensation accruals, as well as a first quarter of 2017 cost streamlining initiative, described in the Non-GAAP measures section of this Item, above.  These increases to SG&A were partially offset by decreases to SG&A as a result of certain cost savings efforts, including the 2015 global restructuring program, and decreases due to foreign currency translation.  In addition, the first six months of 2017 and 2016 SG&A include reclassifications related to the Company’s first quarter of 2017 adoption of the pension accounting standard update, noted above.

During the first six months of 2017, the Company incurred $13.4 million of costs related to its previously announced combination with Houghton, described in the Non-GAAP measures section of this Item, above.  There were no similar combination-related expenses incurred in the first six months of 2016.

Operating income in the first six months of 2017 was $31.7 million compared to $42.5 million in the first six months of 2016.  The decrease in operating income was primarily due to the Houghton combination expenses along with slightly higher levels of SG&A not related to the Houghton combination, which more than offset gross profit increases on strong volume growth, noted above.

The Company had other expense of $1.7 million in the first six months of 2017 compared to other expense of $0.2 million in the first six months of 2016.  The increase in other expense was primarily driven by the U.S. pension plan settlement charge noted above, as well as a decrease in foreign currency transaction gains realized in the first six months of 2017 compared to the first six months of 2016, partially offset by higher receipts of local municipality-related grants in one of the Company’s regions year-over-year.  In addition, the first six months of 2017 and 2016 other expense includes reclassifications related to the Company’s first quarter of 2017 adoption of the pension accounting standard update, noted above.

Interest expense was relatively consistent year-over-year.  Interest income increased $0.2 million in the first six months of 2017 compared to the first six months of 2016, primarily due to an increase in the level of the Company’s invested cash in certain regions with higher returns.

The Company’s effective tax rates for the first six months of 2017 and 2016 were 37.4% and 32.5%, respectively.  Similar to the discussion of quarter-over-quarter changes, above, the Company’s first six months of 2017 effective tax rate includes the impact of certain non-deductible Houghton combination-related expenses as well as the favorable impact of tax benefits for deductions in excess of compensation cost associated with stock option exercises and restricted stock vesting.  There were no comparable non-deductible combination-related expenses or stock compensation-related tax benefits during the first six months of 2016.  Comparatively, the first six months of 2016 effective tax rate was elevated, as it reflected earnings taxed at one of the Company’s subsidiaries at a statutory rate of 25% while awaiting recertification of a concessionary 15% tax rate, which the Company received and recorded the full year benefit of during the fourth quarter of 2016.  This concessionary tax rate was available to the Company during the first six months of 2017.  The Company has experienced and expects to continue to experience volatility in its effective tax rates due to several factors, including the timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, the treatment of certain acquisition-related costs and the timing and amount of certain stock compensation-related tax benefits, among other factors.

Equity income increased $0.9 million in the first six months of 2017 compared to the first six months of 2016.  The increase in equity income was primarily due to higher earnings from the Company’s interest in a captive insurance company in the current year.  In addition, the Company recorded a currency conversion charge in both the first six months of 2017 and 2016, respectively, associated with the Company’s Venezuela affiliate. The Company’s interest in a captive insurance company and the currency conversion charges recorded are described in the Non-GAAP measures section of this Item, above.

The Company had a $0.3 million increase in net income attributable to noncontrolling interest in the first six months of 2017 compared to the first six months of 2016, primarily due to an increase in performance from certain consolidated affiliates in the Company’s Asia/Pacific region.

Quaker Chemical Corporation

Management’s Discussion and Analysis

Changes in foreign exchange rates, excluding the currency conversion impacts of the Venezuelan bolivar fuerte, noted above, negatively impacted the Company’s first six months of 2017 earnings by approximately 2%, or $0.05 per diluted share.

Reportable Operating Segments Review

The Company sells its industrial process fluids, chemical specialties and technical expertise to a wide range of industries in a global product portfolio throughout its four segments:  (i) North America, (ii) EMEA, (iii) Asia/Pacific and (iv) South America.

Comparison of the Second Quarter of 2017 with the Second Quarter of 2016

North America

North America represented approximately 45% of the Company’s consolidated net sales in the second quarter of 2017.  The segment’s net sales were $90.3 million, which increased $7.2 million, or 9%, compared to the second quarter of 2016.  The increase in net sales was primarily due to higher volumes of 5,% including acquisitions, and an increase in selling price and product mix of approximately 5%, partially offset by the negative impact of foreign currency translation of approximately 1%.  The foreign exchange impact was primarily due to a weakening of the Mexican peso against the U.S. dollar, as this exchange rate averaged 18.55 in the second quarter of 2017 compared to 18.09 in the second quarter of 2016.  This segment’s operating earnings, excluding indirect expenses, were $19.6 million, which decreased $0.6 million, or 3%, compared to the second quarter of 2016.  The decrease in operating earnings quarter-over-quarter was the result of lower gross profit, as higher sales volumes, noted above, were offset by a decline in gross margin due to increases in certain raw material costs and changes in product mix.  Operating earnings were also negatively impacted by higher SG&A, primarily due to higher labor costs associated with annual merit increases, which offset the Company’s past cost savings efforts.

EMEA

EMEA represented approximately 27% of the Company’s consolidated net sales in the second quarter of 2017.  The segment’s net sales were $54.5 million, which increased $1.4 million, or 3%, compared to the second quarter of 2016.  The increase in net sales was primarily due to higher volumes of 1% and increases in selling price and product mix of 5%, partially offset by a negative impact of foreign currency translation of 3%.  The foreign exchange impact was primarily due to a weakening of the euro against the U.S. dollar, as this exchange rate averaged 1.10 in the second quarter of 2017 compared to 1.13 in the second quarter of 2016.  This segment’s operating earnings, excluding indirect expenses, were $8.2 million, which decreased $0.7 million, or 8%, compared to the second quarter of 2016.  The decrease in operating earnings quarter-over-quarter was mainly driven by lower gross profit, as the increased net sales, noted above, were offset by a decline in gross margin due to increases in certain raw material costs and changes in product mix.  Partially offsetting the decline in gross profit was lower SG&A in the second quarter of 2017 compared to the prior year quarter, which was the result of the Company’s cost savings efforts and the impact of foreign currency translation.

Asia/Pacific

Asia/Pacific represented approximately 24% of the Company’s consolidated net sales in the second quarter of 2017.  The segment’s net sales were $47.7 million, which increased $4.6 million, or 11%, compared to the second quarter of 2016.  The increase in net sales was primarily due to higher volumes of 19%, partially offset by decreases in selling price and product mix of 6% and the negative impact of foreign currency translation of 2%.  The foreign exchange impact was primarily due to the weakening of the Chinese renminbi against the U.S. dollar, as this exchange rate averaged 6.86 in the second quarter of 2017 compared to 6.53 in the second quarter of 2016.  This segment’s operating earnings, excluding indirect expenses, were $11.8 million, which increased $0.7 million, or 7%, compared to the second quarter of 2016.  The increase in operating earnings was primarily driven by higher gross profit on the increased net sales, noted above, partially offset by higher levels of SG&A on improved segment performance and a decline in gross margin due to increases in certain raw material costs and changes in product mix.

South America

South America represented approximately 4% of the Company’s consolidated net sales in the second quarter of 2017.  The segment’s net sales were $8.6 million, which increased $1.1 million, or 14%, compared to the second quarter of 2016.  The increase in net sales was primarily due to higher volumes of 4%, an increase in selling price and product mix of 3% and the positive impact of foreign currency translation of approximately 7%.  The foreign exchange impact was primarily due to the strengthening of the Brazilian real against the U.S. dollar, as this exchange rate averaged 3.21 in the second quarter of 2017 compared to 3.51 in the second quarter of 2016.  This segment’s operating earnings, excluding indirect expenses, were $1.1 million, an increase of $0.7 million compared to the second quarter of 2016.  The increase in operating earnings was driven by higher gross profit on the increased net sales, noted above, as well as higher gross margin on raw material cost changes and impacts from foreign exchange.  In addition, the segment’s SG&A declined quarter-over-quarter primarily due to the positive effects of various cost savings efforts, which more than offset higher SG&A on improved segment performance and the impact of foreign currency translation.

Quaker Chemical Corporation

Management’s Discussion and Analysis

Comparison of the First Six Months of 2017 with the First Six Months of 2016

North America

North America represented approximately 45% of the Company’s consolidated net sales in the first six months of 2017.  The segment’s net sales were $177.7 million, which increased $12.2 million, or 7%, compared to the first six months of 2016.  The increase in net sales was primarily due to higher volumes of 5%, including acquisitions, and an increase in selling price and product mix of 3%, partially offset by the negative impact of foreign currency translation of 1%.  The foreign exchange impact was primarily due to a weakening of the Mexican peso against the U.S. dollar, as this exchange rate averaged 19.37 in the first six months of 2017 compared to 18.05 in the first six months of 2016.  This reportable segment’s operating earnings, excluding indirect expenses, were $40.3 million, which increased $1.3 million, or 3%, compared to the first six months of 2016.  The increase during the first six months of 2017 was mainly driven by higher gross profit on increased sales volumes, noted above, partially offset by a decline in gross margin due to increases in certain raw material costs and changes in product mix, and higher SG&A as a result of the improved segment performance.

EMEA

EMEA represented approximately 27% of the Company’s consolidated net sales in the first six months of 2017.  The segment’s net sales were $108.4 million, which increased $7.7 million, or 8%, compared to the first six months of 2016.  The increase in net sales was primarily due to higher volumes of 8% and increases in selling price and product mix of 3%, partially offset by the negative impact of foreign currency translation of 3%.  The foreign exchange impact was primarily due to a weakening of the euro against the U.S. dollar, as this exchange rate averaged 1.08 in the first six months of 2017 compared to 1.12 in the first six months of 2016.  This reportable segment’s operating earnings, excluding indirect expenses, were $17.5 million, which increased $0.4 million, or 2%, compared to the first six months of 2016.  The increase during the first six months of 2017 was the result of lower SG&A and a consistent level of gross profit, as the increased net sales, noted above was offset by a decline in gross margin due to increases in certain raw material costs and changes in product mix.  EMEA benefitted from lower SG&A in the first six months of 2017, which was the result of the Company’s cost savings efforts and the impact of foreign currency translation.

Asia/Pacific

Asia/Pacific represented approximately 24% of the Company’s consolidated net sales in the first six months of 2017.  The segment’s net sales were $92.9 million, which increased $8.2 million, or 10%, compared to the first six months of 2016.  The increase in net sales was primarily due to higher volumes of 16%, partially offset by decreases in selling price and product mix of approximately 3% and the negative impact of foreign currency translation of 3%.  The foreign exchange impact was primarily due to the weakening of the Chinese renminbi against the U.S. dollar, as this exchange rate averaged 6.87 in the first six months of 2017 compared to 6.54 in the first six months of 2016.  This reportable segment’s operating earnings, excluding indirect expenses, were $22.1 million in both the first six months of 2017 and the first six months of 2016.  The reportable segment operating earnings were flat year-over-year due to the net result of a consistent level of gross profit, as increases in net sales, noted above, were offset by a gross margin decline due to increases in certain raw material costs and changes in product mix.  SG&A within this region was also consistent year-over-year.

South America

South America represented approximately 4% of the Company’s consolidated net sales in the first six months of 2017.  The segment’s net sales were $17.1 million, which increased $3.0 million, or 21%, compared to the first six months of 2016.  The increase in net sales was primarily due to higher volumes of 3%, an increase in selling price and product mix of approximately 5% and a positive impact of foreign currency translation of 13%.  The foreign exchange impact was primarily due to the strengthening of the Brazilian real against the U.S. dollar as this exchange rate averaged 3.18 in the first six months of 2017 compared to 3.69 in the first six months of 2016.  This reportable segment’s operating earnings, excluding indirect expenses, were $1.9 million, which increased $1.8 million compared to the first six months of 2016.  The increase during the first six months of 2017 was mainly driven by higher gross profit on the increase in net sales, noted above, as well as higher gross margin on selling price and product mix, raw material changes and impacts from foreign exchange.  In addition, the segment’s SG&A declined year-over-year primarily due to the positive effects of various cost savings efforts which offset higher SG&A from improved segment performance and the impact of foreign currency translation.

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

Quaker Chemical Corporation

Management’s Discussion and Analysis

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

•         the occurrence of any event, change or other circumstance that could give rise to the termination of the share purchase agreement;

•         potential adverse effects on Quaker Chemical’s business, properties or operations caused by the implementation of the Combination;

•         Quaker Chemical’s ability to promptly, efficiently and effectively integrate the operations of Houghton International and Quaker Chemical;

•         risks related to each company’s distraction from ongoing business operations due to the Combination; and,

•         the outcome of any legal proceedings that may be instituted against the companies following announcement of the share purchase agreement and transactions contemplated therein.

Therefore, we caution you not to place undue reliance on our forward-looking statements.  For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to the Risk Factors detailed in Item 1A of our Form 10-K for the year ended December 31, 2016, and in our quarterly and other reports filed from time to time with the Commission.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

Changes in internal control over financial reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended June 30, 2017.

PART II.

OTHER INFORMATION

Items 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted.

Item 1.  Legal Proceedings

Incorporated by reference is the information in Note 16 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, of this Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report:

			(c)	(d)
			Total Number of	Approximate Dollar
	(a)	(b)	Shares Purchased	Value of Shares that
	Total Number	Average	as part of	May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	Per Share (2)	Plans or Programs	Plans or Programs (3)
April 1 - April 30	24	$131.66	—	$86,865,026
May 1 - May 31	3,084	$140.30	—	$86,865,026
June 1 - June 30	17,153	$147.50	—	$86,865,026
Total	20,261	$146.39	—	$86,865,026

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

(3)     On May 6, 2015, the Board of Directors of the Company approved, and the Company announced, a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $100,000,000 of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program, which replaced the Company’s other share repurchase plans then in effect, has no expiration date.  There were no shares acquired by the Company pursuant to the 2015 Share Repurchase Program during the quarter ended June 30, 2017.

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

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Mary Dean Hall
Date: July 27, 2017	Mary Dean Hall, Vice President, Chief Financial Officer and Treasurer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)