Form 10-Q
period 2018-06-30
QUAKER CHEMICAL CORP
filed 2018-07-30
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on June 30, 2018	13,330,845

QUAKER CHEMICAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2018	2
	and June 30, 2017
	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended	3
	June 30, 2018 and June 30, 2017
	Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018	5
	and June 30, 2017
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION	35
Item 1.	Legal Proceedings	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6.	Exhibits	36
Signatures		36

PART I

FINANCIAL INFORMATION

Item 1.                        Financial Statements (Unaudited).

Quaker Chemical Corporation

Condensed Consolidated Statements of Income

(Dollars in thousands, except per share data)

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$221,962	$201,183	$434,017	$396,092
Cost of goods sold	141,025	129,348	277,633	253,370
Gross profit	80,937	71,835	156,384	142,722
Selling, general and administrative expenses	54,083	49,594	104,090	97,648
Combination-related expenses	4,291	4,338	9,500	13,413
Operating income	22,563	17,903	42,794	31,661
Other income (expense), net	261	(1,571)	(108)	(1,676)
Interest expense	(1,602)	(780)	(3,294)	(1,436)
Interest income	571	540	1,060	1,063
Income before taxes and equity in net income of associated
companies	21,793	16,092	40,452	29,612
Taxes on income before equity in net income of associated
companies	3,668	4,224	9,224	11,089
Income before equity in net income of associated companies	18,125	11,868	31,228	18,523
Equity in net income of associated companies	1,245	473	929	1,432
Net income	19,370	12,341	32,157	19,955
Less: Net income attributable to noncontrolling interest	124	435	179	1,057
Net income attributable to Quaker Chemical Corporation	$19,246	$11,906	$31,978	$18,898
Per share data:
Net income attributable to Quaker Chemical Corporation
Common Shareholders – basic	$1.44	$0.90	$2.40	$1.42
Net income attributable to Quaker Chemical Corporation
Common Shareholders – diluted	$1.44	$0.89	$2.40	$1.42
Dividends declared	$0.370	$0.355	$0.725	$0.700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$19,370	$12,341	$32,157	$19,955

Other comprehensive (loss) income, net of tax
Currency translation adjustments	(17,111)	7,316	(10,252)	12,764
Defined benefit retirement plans	1,496	1,791	1,580	2,109
Unrealized (loss) gain on available-for-sale securities	(169)	(33)	(655)	167
Other comprehensive (loss) income	(15,784)	9,074	(9,327)	15,040

Comprehensive income	3,586	21,415	22,830	34,995
Less: Comprehensive loss (income) attributable to
noncontrolling interest	47	(486)	(103)	(1,628)
Comprehensive income attributable to Quaker Chemical
Corporation	$3,633	$20,929	$22,727	$33,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value and share amounts)

	Unaudited
	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$90,220	$89,879
Accounts receivable, net	213,548	208,358
Inventories
Raw materials and supplies	48,247	44,439
Work-in-process and finished goods	47,683	42,782
Prepaid expenses and other current assets	22,225	21,128
Total current assets	421,923	406,586
Property, plant and equipment, at cost	255,342	255,990
Less accumulated depreciation	(171,975)	(169,286)
Net property, plant and equipment	83,367	86,704
Goodwill	84,230	86,034
Other intangible assets, net	67,650	71,603
Investments in associated companies	21,778	25,690
Non-current deferred tax assets	12,602	15,661
Other assets	32,075	30,049
Total assets	$723,625	$722,327

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$5,689	$5,736
Accounts and other payables	96,815	97,732
Accrued compensation	17,648	22,846
Other current liabilities	31,556	29,384
Total current liabilities	151,708	155,698
Long-term debt	58,397	61,068
Non-current deferred tax liabilities	8,302	9,653
Other non-current liabilities	82,541	87,044
Total liabilities	300,948	313,463
Commitments and contingencies (Note 18)
Equity
Common stock, $1 par value; authorized 30,000,000 shares; issued and
outstanding 2018 – 13,330,845 shares; 2017 – 13,307,976 shares	13,331	13,308
Capital in excess of par value	94,984	93,528
Retained earnings	387,498	365,182
Accumulated other comprehensive loss	(74,351)	(65,100)
Total Quaker shareholders’ equity	421,462	406,918
Noncontrolling interest	1,215	1,946
Total equity	422,677	408,864
Total liabilities and equity	$723,625	$722,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Unaudited
	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$32,157	$19,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,330	6,333
Amortization	3,698	3,604
Equity in undistributed earnings of associated companies, net of dividends	3,352	(1,301)
Deferred compensation and other, net	177	268
Share-based compensation	1,975	2,245
Gain on disposal of property, plant, equipment and other assets	(599)	(28)
Insurance settlement realized	(481)	(446)
Combination-related expenses, net of payments	(1,445)	3,306
Pension and other postretirement benefits	(2,341)	(439)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(10,873)	790
Inventories	(11,301)	(7,881)
Prepaid expenses and other current assets	(2,323)	(4,686)
Accounts payable and accrued liabilities	1,407	(213)
Restructuring liabilities	—	(675)
Net cash provided by operating activities	19,733	20,832

Cash flows from investing activities
Investments in property, plant and equipment	(5,622)	(5,242)
Payments related to acquisitions, net of cash acquired	(500)	(5,363)
Proceeds from disposition of assets	668	43
Insurance settlement interest earned	47	21
Net cash used in investing activities	(5,407)	(10,541)

Cash flows from financing activities
Proceeds from long-term debt	—	6,753
Repayments of long-term debt	(287)	(373)
Dividends paid	(9,453)	(9,167)
Stock options exercised, other	(496)	(941)
Distributions to noncontrolling affiliate shareholders	(834)	—
Net cash used in financing activities	(11,070)	(3,728)

Effect of foreign exchange rate changes on cash	(3,346)	3,015

Net (decrease) increase in cash, cash equivalents and restricted cash	(90)	9,578
Cash, cash equivalents and restricted cash at the beginning of the period	111,050	110,701
Cash, cash equivalents and restricted cash at the end of the period	$110,960	$120,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 1 – Condensed Financial Information

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments, except certain material adjustments, as discussed below) which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods.  The results for the three and six months ended June 30, 2018, respectively, are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2017.

During the first quarter of 2018, the Company adopted guidance regarding the accounting for and disclosure of net sales and revenue recognition.  The Company’s adoption, using the modified retrospective adoption approach, resulted in certain adjustments to its Condensed Consolidated Balance Sheet as of December 31, 2017.  In addition, during the first quarter of 2018, the Company adopted an accounting standard update requiring that the statement of cash flows explain both the change in total cash and cash equivalents and also the amounts generally described as restricted cash or restricted cash equivalents.  The guidance in this accounting standard update was required to be applied retrospectively which resulted in certain adjustments to the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017.  See Note 3 of Notes to Condensed Consolidated Financial Statements.

Venezuela’s economy has been considered hyper-inflationary under U.S. GAAP since 2010, at which time the Company’s Venezuela equity affiliate, Kelko Quaker Chemical, S.A. (“Kelko Venezuela”), changed its functional currency from the bolivar fuerte (“BsF”) to the U.S. dollar.  Accordingly, all gains and losses resulting from the remeasurement of Kelko Venezuela’s monetary assets and liabilities to published exchange rates are required to be recorded directly to the Condensed Consolidated Statements of Income.  The current Venezuelan exchange rate system is a dual exchange rate system, which consists of a protected DIPRO exchange rate, with a rate fixed at 10 BsF per U.S. dollars and, also, a floating exchange rate known as the DICOM.  The Company does not believe it has access to the DIPRO and, therefore, believes the DICOM to be the exchange rate system available to Kelko Venezuela.  Due to ongoing economic and political instability in Venezuela, the DICOM BsF per U.S. dollar exchange rate significantly declined during both the first six months of 2018 and 2017.  This ongoing devaluation of the DICOM BsF per U.S. dollar resulted in the Company recording a currency conversion charge of less than $0.1 million and $0.2 million in the three and six months ended June 30, 2018, respectively, and $0.3 million in both the three and six months ended June 30, 2017, to remeasure its equity investment in Kelko Venezuela to the current DICOM BsF per U.S. dollar exchange rate.  These currency conversion charges were recorded through equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Income for each period.  As of June 30, 2018, the Company’s equity investment in Kelko Venezuela was less than $0.1 million, valued at the current DICOM exchange rate of approximately 96,000 BsF per U.S. dollar.

Based on various indices or index compilations currently being used to monitor inflation in Argentina as well as recent economic instability, effective July 1, 2018, Argentina’s economy is now considered hyper-inflationary under U.S. GAAP.  This determination had no impact on the Company’s results of operations as of and for the three and six months ended June 30, 2018, but the Company does anticipate making the necessary functional currency changes for its Argentina affiliate, Quaker Chemical S.A., during the third quarter of 2018.

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

The Company secured $1.15 billion in commitments from Bank of America Merrill Lynch and Deutsche Bank to fund the Combination and to provide additional liquidity, and has since replaced these commitments with a syndicated bank agreement (“the New Credit Facility”) with a group of lenders for $1.15 billion.  The New Credit Facility is contingent upon and will not be effective until the closing of the Combination.  The Company anticipates extending the bank commitment for the New Credit Facility through December 15, 2018 during the third quarter of 2018.  The New Credit Facility is comprised of a $400.0 million multicurrency revolver, a $600.0 million USD term loan and a $150.0 million EUR equivalent term loan, each with a five-year term from the date

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

the New Credit Facility becomes effective.  The maximum amount available under the New Credit Facility can be increased by $200.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under the New Credit Facility will bear interest at a base rate or LIBOR rate plus a margin.  The Company currently estimates the annual floating rate cost will be in the 3.50% to 3.75% range based on current market interest rates.  The New Credit Facility will be subject to certain financial and other covenants, including covenants that the Company’s consolidated net debt to adjusted EBITDA ratio cannot initially exceed 4.25 to 1 and the Company’s consolidated adjusted EBITDA to interest expense ratio cannot be less than 3.0 to 1.  Both the USD and EUR equivalent term loans will have quarterly principal amortization during their respective five-year terms, with 5% amortization of the principal balance due in years 1 and 2, 7.5% in year 3, and 10% in years 4 and 5, with the remaining principal amounts due at maturity.   Until closing, the Company will incur certain interest costs paid to maintain the bank commitment (“ticking fees”), which began to accrue on September 29, 2017 and bear an interest rate of 0.30% per annum.

The Company received regulatory approval for the Combination from China and Australia in 2017.  In addition, at a shareholder meeting held during the third quarter of 2017, the Company’s shareholders approved the issuance of the new shares of the Company’s common stock at closing of the Combination.  Currently, the closing of the Combination is contingent upon customary closing conditions and the remaining regulatory approvals in the United States and Europe.  The Company continues to be in productive discussions with the European Commission and Federal Trade Commission regarding the Combination as well as potential buyers for the product lines to be divested and intends to present a remedy that meets the needs of both regulatory authorities in the third quarter of 2018.  Based on the information available to date, the Company expects to receive approval from the regulatory authorities and close the Combination in the fourth quarter of 2018.

The Company incurred total costs of $4.5 million and $10.6 million during the three and six months ended June 30, 2018, and $4.3 million and $13.4 million during the three and six months ended June 30, 2017, respectively, related to the Combination.  These costs included legal, environmental, financial, and other advisory and consultant costs related to due diligence, regulatory and shareholder approvals and integration planning associated with the Combination, as well as ticking fees and a gain on the sale of an available-for-sale asset specifically during the three and six months ended June 30, 2018.  As of June 30, 2018 and December 31, 2017, the Company had current liabilities related to the Combination of $4.0 million and $5.5 million, respectively, primarily recorded within other current liabilities on its Condensed Consolidated Balance Sheets.

Note 3 – Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an accounting standard update in June 2018 to simplify the accounting for share-based payment transactions with non-employees of the Company.  The guidance within this accounting standard update generally requires that share-based payment transactions for acquiring goods or services from non-employees of the Company be accounted for under the same guidance and model as all other share-based payment transactions, including employees of the Company.  The guidance within this accounting standard update is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted.  The Company elected to early adopt the guidance within this accounting standard updated in the second quarter of 2018 with no impact to its financial statements.

The FASB issued an accounting standard update in February 2018 that allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted in December 2017.  The guidance within this accounting standard update is effective for annual and interim periods beginning after December 15, 2018, and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  Early adoption is permitted.  The Company has not early adopted the guidance and is currently evaluating its implementation.

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

The FASB issued an accounting standard update in November 2016 requiring that the statement of cash flows explain both the change in the total cash and cash equivalents, and also the amounts generally described as restricted cash or restricted cash equivalents.  This will require amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending amounts shown on the statement of cash flows.  The guidance within this accounting standard update is effective for annual and interim periods beginning after December 15, 2017.  Early adoption was permitted and the guidance requires application using a retrospective transition method to each period presented when adopted.  The

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Company adopted the guidance in the first quarter of 2018, as required.  Adoption of the guidance did not have an impact on the Company’s earnings or balance sheet but did result in changes to certain disclosures within the statement of cash flows, including cash flows from investing activities and total cash, cash equivalents and restricted cash.  See Note 12 of Notes to Condensed Consolidated Financial Statements.

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

The FASB issued an accounting standard update in August 2016 to standardize how certain transactions are classified in the statement of cash flows.  Specific transactions covered by the accounting standard update include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank owned life insurance policies, distributions received from equity method investments and beneficial interest in securitization transactions.  The guidance within this accounting standard update is effective for annual and interim periods beginning after December 15, 2017.  Early adoption was permitted, provided that all of the amendments are adopted in the same period.  The guidance requires application using a retrospective transition method.  The Company adopted the guidance in the first quarter of 2018 as required, with no impact to its financial statements.

The FASB issued an accounting standard update in February 2016 regarding the accounting and disclosure for leases.  Specifically, the update will require entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet, in most instances.  The guidance within this accounting standard update is effective for annual and interim periods beginning after December 15, 2018, and should be applied on a modified retrospective basis for the reporting periods presented.  Early adoption is permitted, but the Company has not early adopted.  As of June 30, 2018, the Company has begun its impact assessment and implementation planning, including taking an inventory of its outstanding leases globally, establishing a cross functional project team and evaluating software solutions that could potentially assist in facilitating the end-to-end leasing process, including adoption of this lease accounting guidance.  While the Company’s implementation of this guidance is in its early stages, the Company anticipates adoption of this guidance to have an impact on its balance sheet as it expects the majority of its operating leases will be recorded on its balance sheet by establishing right of use assets and associated lease liabilities.

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

As part of the Company’s impact assessment for the implementation of the new revenue recognition guidance, the Company reviewed its historical accounting policies and practices to identify potential differences with the requirements of the new revenue recognition standard as it related to the Company’s contracts and sales arrangements.  In addition, the impact assessment and work performed included global and cross functional interviews and questionnaires, sales agreement and other sales document reviews, as well as technical considerations for the Company’s future transactional accounting, financial reporting and disclosure requirements.  The Company has also begun a preliminary assessment of how the new revenue recognition guidance may impact Houghton, as it pertains to the pending Combination.

The Company adopted the guidance in the first quarter of 2018 as required, electing to use a modified retrospective adoption approach applied to those contracts which were not completed as of January 1, 2018.  Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  In addition, the Company elected to apply certain of the permitted practical expedients within the revenue recognition guidance and make certain accounting policy elections including those related to significant financing components, sales taxes and shipping and handling activities.  Adoption of the revenue

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

recognition guidance did not have a material impact on the Company’s reported earnings or cash flows, however, adoption did increase the amount and level of disclosures concerning the Company’s net sales and did result in one adjustment to the Company’s balance sheet.  As a result of the Company’s impact assessment and adoption using the modified retrospective adoption approach, the Company recorded an adjustment to its Condensed Consolidated Balance Sheet as of December 31, 2017 to adjust the Company’s estimate of variable consideration relating to customers’ expected rights to return product.  This adjustment resulted in an increase to other current liabilities of $1.0 million, an increase to non-current deferred tax assets of $0.2 million and a decrease to retained earnings of $0.8 million.  There were no other impacts recorded as a result of adopting the revenue recognition guidance.  The impact of adoption of the new revenue recognition guidance was immaterial for the three and six months ended June 30, 2018 and the Company expects the impact to be immaterial on an ongoing basis.  See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

As part of the Company’s CMS, certain third-party product sales to customers are managed by the Company.  Where the Company acts as a principal, revenues are recognized on a gross reporting basis at the selling price negotiated with its customers.  Where the Company acts as an agent, revenue is recognized on a net reporting basis at the amount of the administrative fee earned by the Company for ordering the goods.  In determining whether the Company is acting as a principal or an agent in each arrangement, the Company considers whether it is primarily responsible for fulfilling the promise to provide the specified good, has inventory risk before the specified good has been transferred to the customer and has discretion in establishing the prices for the specified goods.  Third-party products transferred under arrangements resulting in net reporting totaled $12.5 million and $24.1 million for the three and six months ended June 30, 2018, respectively, and $11.4 million and $21.8 million for the three and six months ended June 30, 2017, respectively.

A significant portion of the Company’s revenues are realized from the sale of process fluids and services to manufacturers of steel, automobiles, aircraft, appliances, and durable goods, and, therefore, the Company is subject to the same business cycles as those experienced by these manufacturers and their customers.  The Company’s financial performance is generally correlated to the volume of global production within the industries it serves, rather than discretely related to financial performance of such industries. Furthermore, steel customers typically have limited manufacturing locations compared to other metalworking customers and generally use higher volumes of products at a single location.  As previously disclosed in its Annual Report filed on Form 10-K for the year ended December 31, 2017, during 2017 the Company’s five largest customers (each composed of multiple subsidiaries or divisions with semiautonomous purchasing authority) accounted for approximately 18% of consolidated net sales, with its largest customer accounting for approximately 8% of consolidated net sales.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Revenue Recognition Model

The Company applies the FASB’s guidance on revenue recognition which requires the Company to recognize revenue in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services transferred to its customers.  To do this, the Company applies the five-step model in the FASB’s guidance, which requires the Company to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation.

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

The Company identifies a performance obligation in a contract for each promised good or service that is separately identifiable from other promises in the contract and for which the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer.  The Company determines the transaction price as the amount of consideration it expects to be entitled to in exchange for fulfilling the performance obligations, including the effects of any variable consideration, significant financing elements, amounts payable to the customer or noncash consideration.  For any contracts that have more than one performance obligation, the Company allocates the transaction price to each performance obligation in an amount that depicts the amount of consideration to which the Company expects to be entitled in exchange for satisfying each performance obligation.

In accordance with the last step of the FASB’s guidance, the Company recognizes revenue when, or as, it satisfies the performance obligation in a contract by transferring control of a promised good or service to the customer.  The Company recognizes revenue over time whenever the customer simultaneously receives and consumes the benefits provided by the Company’s performance; the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or the Company’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment, including a profit margin, for performance completed to date.  For performance obligations not satisfied over time, the Company determines the point in time at which a customer obtains control of a promised asset and the Company satisfies a performance obligation by considering when the Company has a right to payment for the asset; the customer has legal title to the asset; the Company has transferred physical possession of the asset; the customer has the significant risks and rewards of ownership of the asset; or the customer has accepted the asset.

The Company typically satisfies its performance obligations and recognizes revenue at a point in time for product sales, generally when products are shipped or delivered to the customer, depending on the terms underlying each arrangement.  In circumstances where the Company’s products are on consignment, revenue is generally recognized upon usage or consumption by the customer.  For any CMS or other services provided by the Company to the customer, the Company typically satisfies its performance obligations and recognizes revenue over time, as the promised services are performed.  The Company uses input methods to recognize revenue over time related to these services, including labor costs and time incurred.  The Company believes that these input methods represent the most indicative measure of the CMS or other service work performed by the Company.

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

Contract Assets and Liabilities

The Company recognizes a contract asset or receivable on its Condensed Consolidated Balance Sheet when the Company performs a service or transfers a good in advance of receiving consideration.  A receivable is the Company’s right to consideration that is unconditional and only the passage of time is required before payment of that consideration is due.  A contract asset is the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer.  The Company had no contract assets recorded on its Condensed Consolidated Balance Sheets as of June 30, 2018 or December 31, 2017.

A contract liability is recognized when the Company receives consideration, or if it has the unconditional right to receive consideration, in advance of performance.  A contract liability is the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration, or a specified amount of consideration is due, from the customer.  The Company’s contract liabilities primarily represent deferred revenue recorded for customer payments received by the Company prior to the Company satisfying the associated performance obligation.  Deferred revenues are presented within other current liabilities in the Company’s Condensed Consolidated Balance Sheets.  The Company had approximately $1.6 million and $1.5 million of deferred revenue as of June 30, 2018 and December 31, 2017, respectively.  During the three and six months ended June 30, 2018 the Company satisfied the associated performance obligations and recognized revenue of $1.3 million and $2.8 million, respectively, related to advance customer payments previously received.

Disaggregated Revenue

The Company sells its various industrial process fluids, its chemical specialties and its technical expertise as a global product portfolio.  The Company generally manages and evaluates its performance by geography first, and then by customer industry, rather than by individual product lines.  The Company has provided annual net sales information for its product lines greater than 10% in its previously filed Form 10-K for the year ended December 31, 2017, and those annual percentages are generally consistent with the current year’s net sales by product line.  Also, net sales of each of the Company’s major product lines are generally spread throughout all four of the Company’s regions, and in most cases, are relatively proportionate to the level of total sales in each region.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following disaggregates the Company’s net sales by region, customer industry, and timing of revenue recognized for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	North			South	Consolidated
	America	EMEA	Asia/Pacific	America	Total
Net sales	$97,392	$60,166	$55,348	$9,056	$221,962

Customer Industries
Primary metals	$35,453	$26,187	$35,040	$5,035	$101,715
Metalworking	46,646	29,762	19,328	3,865	99,601
Coatings and other	15,293	4,217	980	156	20,646
	$97,392	$60,166	$55,348	$9,056	$221,962

Timing of Revenue Recognized
Product sales at a point in time	$94,562	$60,110	$53,017	$8,987	$216,676
Services transferred over time	2,830	56	2,331	69	5,286
	$97,392	$60,166	$55,348	$9,056	$221,962

	Six Months Ended June 30, 2018
	North			South	Consolidated
	America	EMEA	Asia/Pacific	America	Total
Net sales	$189,212	$122,221	$104,125	$18,459	$434,017

Customer Industries
Primary metals	$76,726	$53,504	$65,918	$10,334	$206,482
Metalworking	83,520	60,923	36,901	7,648	188,992
Coatings and other	28,966	7,794	1,306	477	38,543
	$189,212	$122,221	$104,125	$18,459	$434,017

Timing of Revenue Recognized
Product sales at a point in time	$183,548	$122,109	$99,865	$18,306	$423,828
Services transferred over time	5,664	112	4,260	153	10,189
	$189,212	$122,221	$104,125	$18,459	$434,017

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

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following table presents information about the performance of the Company’s reportable operating segments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales
North America	$97,392	$90,331	$189,212	$177,672
EMEA	60,166	54,507	122,221	108,434
Asia/Pacific	55,348	47,724	104,125	92,874
South America	9,056	8,621	18,459	17,112
Total net sales	$221,962	$201,183	$434,017	$396,092

Operating earnings, excluding indirect operating expenses
North America	$23,237	$19,621	$43,602	$40,258
EMEA	9,096	8,217	19,389	17,463
Asia/Pacific	14,621	11,812	26,763	22,055
South America	1,114	1,064	1,749	1,861
Total operating earnings, excluding indirect operating expenses	48,068	40,714	91,503	81,637
Combination-related expenses	(4,291)	(4,338)	(9,500)	(13,413)
Indirect operating expenses	(19,369)	(16,642)	(35,511)	(32,959)
Amortization expense	(1,845)	(1,831)	(3,698)	(3,604)
Consolidated operating income	22,563	17,903	42,794	31,661
Other income (expense), net	261	(1,571)	(108)	(1,676)
Interest expense	(1,602)	(780)	(3,294)	(1,436)
Interest income	571	540	1,060	1,063
Consolidated income before taxes and equity in net income of
associated companies	$21,793	$16,092	$40,452	$29,612

Inter-segment revenues for the three and six months ended June 30, 2018 were $1.8 million and $4.8 million for North America, $5.4 million and $11.0 million for EMEA, $0.1 million and $0.4 million for Asia/Pacific, respectively, and less than $0.1 million for South America in both periods.  Inter-segment revenues for the three and six months ended June 30, 2017 were $2.5 million and $4.6 million for North America, $5.0 million and $9.8 million for EMEA, less than $0.1 million and $0.1 million for Asia/Pacific, respectively, and less than $0.1 million for South America in both periods.  However, all inter-segment transactions have been eliminated from each reportable operating segment’s net sales and earnings for all periods presented above.

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

There were no accrued restructuring liabilities as of December 31, 2017 and no associated cash payments or other restructuring activity during the six months ended June 30, 2018.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 7 – Share-Based Compensation

The Company recognized the following share-based compensation expense in SG&A in its Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	$266	$244	$518	$471
Nonvested stock awards and restricted stock units	576	795	1,351	1,597
Employee stock purchase plan	22	21	44	44
Non-elective and elective 401(k) matching contribution in stock	—	—	—	64
Director stock ownership plan	28	32	62	69
Total share-based compensation expense	$892	$1,092	$1,975	$2,245

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

The fair value of these options is amortized on a straight-line basis over the vesting period.  As of June 30, 2018, unrecognized compensation expense related to options granted was $1.8 million, to be recognized over a weighted average remaining period of 2.1 years.  There were no stock options granted in the second quarter of 2018.

During the first six months of 2018, the Company granted 15,544 nonvested restricted shares and 1,480 nonvested restricted stock units under its LTIP plan that are subject only to time vesting, generally over a three-year period.  The fair value of these awards is based on the trading price of the Company’s common stock on the date of grant.  The Company adjusts the grant date fair value of these awards for expected forfeitures based on historical experience.  As of June 30, 2018, unrecognized compensation expense related to the nonvested shares was $3.1 million, to be recognized over a weighted average remaining period of 1.9 years, and unrecognized compensation expense related to nonvested restricted stock units was $0.3 million, to be recognized over a weighted average remaining period of 2.2 years.

Note 8 – Pension and Other Postretirement Benefits

The components of net periodic benefit cost for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
			Other				Other
			Postretirement				Postretirement
	Pension Benefits		Benefits		Pension Benefits		Benefits
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$960	$871	$3	$1	$1,948	$1,789	$5	$4
Interest cost	1,032	1,003	33	39	2,081	2,011	66	72
Expected return on plan assets	(1,274)	(1,255)	—	—	(2,564)	(2,581)	—	—
Settlement charge	—	1,860	—	—	—	1,860	—	—
Actuarial loss amortization	793	792	14	22	1,593	1,661	29	27
Prior service cost amortization	(29)	(25)	—	—	(60)	(48)	—	—
Net periodic benefit cost	$1,482	$3,246	$50	$62	$2,998	$4,692	$100	$103

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

During the second quarter of 2017, the Company’s U.S. pension plan offered a cash settlement to its vested terminated participants which allowed them to receive the value of their pension benefits as a single lump sum payment.  As payments from the U.S. pension plan for this cash-out offering exceeded the service and interest cost components of the U.S. pension plan expense for 2017, the Company recorded a settlement charge of approximately $1.9 million.  This settlement charge represents the immediate recognition into expense of a portion of the unrecognized loss within AOCI on the balance sheet in proportion to the share of the projected benefit obligation that was settled by these payments.  The gross pension benefit obligation was reduced by approximately $4.0 million as a result of these payments.  The settlement charge was recognized through other expense, net, on the Company’s Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017.

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2017, that it expected to make minimum cash contributions of $9.9 million to its pension plans and $0.4 million to its other postretirement benefit plans in 2018.  As of June 30, 2018, $4.9 million and $0.2 million of contributions have been made to the Company’s pension plans and its postretirement benefit plans, respectively.

Note 9 – Other Income (Expense), Net

The components of other income (expense), net, for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income from third party license fees	$189	$202	$439	$471
Foreign exchange (losses) gains, net	(493)	249	(722)	35
Gain on fixed asset disposals, net	547	13	599	28
Non-income tax refunds and other related credits	505	324	541	618
Pension and postretirement benefit costs, non-service components	(569)	(2,436)	(1,145)	(3,002)
Other non-operating income	102	110	259	241
Other non-operating expense	(20)	(33)	(79)	(67)
Total other income (expense), net	$261	$(1,571)	$(108)	$(1,676)

Gain on fixed asset disposals, net, during the three and six months ended June 30, 2018 includes a $0.6 million gain on the sale of an available-for-sale asset.

Note 10 – Income Taxes and Uncertain Income Tax Positions

The Company’s effective tax rate for the three and six months ended June 30, 2018 were 16.8% and 22.8%, respectively, compared to 26.2% and 37.4%, respectively, for the three and six months ended June 30, 2017.  The Company’s effective tax rates for each of the periods presented include the impact of certain non-deductible costs related to the pending Houghton Combination.  The Company’s effective tax rate for the three and six months ended June 30, 2018 includes a $1.2 million tax adjustment to decrease the Company’s initial fourth quarter of 2017 estimate of the one-time deemed repatriation of undistributed earnings (“Transition Tax”) as part of the Tax Cuts and Jobs Act (“U.S. Tax Reform”), described below.  In addition to these items, the Company’s current year effective tax rate benefited from the decrease in the U.S. statutory tax rate from 35% in the prior year to 21% in the current year as a result of U.S. Tax Reform.

During the three and six months ended June 30, 2018, the Company recorded a $1.2 million tax adjustment to decrease its initial estimate of the Transition Tax on previously untaxed accumulated and current earnings and profits of certain of the Company’s foreign subsidiaries.  The adjustment was specifically related to the Company’s initial estimate of the U.S. state tax impact of the Transition Tax based on guidance recently issued during the second quarter of 2018 by various state taxing authorities.  The Company has not to date made any other significant changes to its initial assessments made during the fourth quarter of 2017.

As previously disclosed in its Annual Report filed on Form 10-K for the year ended December 31, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as U.S. Tax Reform on December 22, 2017.  U.S. Tax Reform includes multiple changes to the U.S. tax code with varying effects on the Company’s results for the six months ended June 30, 2018.  The SEC staff issued guidance on accounting for the tax effects of U.S. Tax Reform and provided a one-year measurement period for companies to complete the accounting.  Companies are required to reflect the income tax effects of those aspects of U.S. Tax Reform for which the accounting is complete.  To the extent that a company’s accounting for certain income tax effects of U.S. Tax Reform

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

are incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements.  The Company has made reasonable interpretations and assumptions with regard to various uncertainties and ambiguities in the application of certain provisions of U.S. Tax Reform.  The Company is continuing to evaluate all of the provisions of U.S. Tax Reform and expects to finalize its assessment during the one-year measurement period provided by the SEC to complete the accounting for U.S. Tax Reform.  It is possible that the Internal Revenue Service or the U.S. Department of the Treasury could issue subsequent guidance or take positions on audit that differ from the Company’s interpretations and assumptions.

As of June 30, 2018, the Company’s cumulative liability for gross unrecognized tax benefits was $7.2 million.  As of December 31, 2017, the Company’s cumulative liability for gross unrecognized tax benefits was $6.8 million.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on income before equity in net income of associated companies in its Condensed Consolidated Statements of Income.  The Company recognized an expense for interest of less than $0.1 million and $0.1 million and an expense for penalties of $0.1 million and $0.2 million for the three and six months ended June 30, 2018.  Comparatively, the Company recognized an expense of $0.1 million and a credit of $0.1 million for interest, and an expense of $0.1 million and $0.1 million for penalties for the three and six months ended June 30, 2017, respectively.  As of June 30, 2018, the Company had accrued $0.7 million for cumulative interest and $1.2 million for cumulative penalties in its Condensed Consolidated Balance Sheets, compared to $0.6 million for cumulative interest and $1.0 million for cumulative penalties accrued at December 31, 2017.

During the six months ended June 30, 2018 and 2017, the Company recognized a decrease of $0.3 million and $0.4 million, respectively, in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations for certain tax years.

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

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions include Brazil from 2000; Italy from 2007; the Netherlands and the United Kingdom from 2012; Spain, China and Mexico from 2013; India from its fiscal year beginning April 1, 2013 and ending March 31, 2014; the United States from 2014, and various domestic state tax jurisdictions from 2008.

As previously reported, the Italian tax authorities have assessed additional tax due from the Company’s subsidiary, Quaker Italia S.r.l., relating to the tax years 2007 through 2013.  During the second quarter of 2018, the Italian tax authorities assessed additional tax due from Quaker Italia, S.r.l., relating to the tax years 2014 and 2015.  The Company has filed a request for settlement for these additional assessments.  If settlement discussions are not successful, the Company will file for competent authority relief from these assessments under the Mutual Agreement Procedures of the Organization for Economic Co-Operation and Development, consistent with the Company’s previous filings for 2008 through 2013.  As of June 30, 2018, the Company believes it has adequate reserves for uncertain tax positions with respect to these and all other audits.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 11 – Earnings Per Share

The following table summarizes earnings per share calculations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$19,246	$11,906	$31,978	$18,898
Less: income allocated to participating securities	(83)	(82)	(147)	(145)
Net income available to common shareholders	$19,163	$11,824	$31,831	$18,753
Basic weighted average common shares outstanding	13,267,504	13,195,053	13,256,327	13,185,627
Basic earnings per common share	$1.44	$0.90	$2.40	$1.42

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$19,246	$11,906	$31,978	$18,898
Less: income allocated to participating securities	(83)	(82)	(147)	(145)
Net income available to common shareholders	$19,163	$11,824	$31,831	$18,753
Basic weighted average common shares outstanding	13,267,504	13,195,053	13,256,327	13,185,627
Effect of dilutive securities	29,884	45,226	31,619	45,310
Diluted weighted average common shares outstanding	13,297,388	13,240,279	13,287,946	13,230,937
Diluted earnings per common share	$1.44	$0.89	$2.40	$1.42

Certain stock options and restricted stock units are not included in the diluted earnings per share calculation since the effect would have been anti-dilutive.  The calculated amount of anti-diluted shares not included were 6,189 and 4,546 for the three and six months ended June 30, 2018, respectively, and 5,278 and 4,894 for the three and six months ended June 30, 2017, respectively.

Note 12 – Restricted Cash

The Company has restricted cash recorded in other assets related to proceeds from an inactive subsidiary of the Company which previously executed separate settlement and release agreements with two of its insurance carriers for an original total value of $35.0 million.  The proceeds of both settlements are restricted and can only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation.  Due to the restricted nature of the proceeds, a corresponding deferred credit was established in other non-current liabilities for an equal and offsetting amount, and will remain until the restrictions lapse or the funds are exhausted via payments of claims and costs of defense.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as of June 30, 2018 and 2017 and December 31, 2017 and 2016:

	June 30,		December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$90,220	$98,821	$89,879	$88,818
Restricted cash included in other assets	20,740	21,458	21,171	21,883
Cash, cash equivalents and restricted cash	$110,960	$120,279	$111,050	$110,701

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

Changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows:

	North			South
	America	EMEA	Asia/Pacific	America	Total
Balance as of December 31, 2017	$47,571	$20,504	$15,456	$2,503	$86,034
Currency translation adjustments	(166)	(837)	(418)	(383)	(1,804)
Balance as of June 30, 2018	$47,405	$19,667	$15,038	$2,120	$84,230

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2018 and December 31, 2017 were as follows:

	Gross Carrying		Accumulated
	Amount		Amortization
	2018	2017	2018	2017
Customer lists and rights to sell	$75,351	$76,581	$27,414	$25,394
Trademarks, formulations and product technology	33,538	33,025	15,359	14,309
Other	5,990	6,114	5,556	5,514
Total definite-lived intangible assets	$114,879	$115,720	$48,329	$45,217

The Company recorded $1.8 million and $3.7 million of amortization expense for the three and six months ended June 30, 2018, respectively.  Comparatively, the Company recorded $1.8 million and $3.6 million of amortization expense for the three and six months ended June 30, 2017, respectively.  Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the year ended December 31, 2018	$7,416
For the year ended December 31, 2019	7,212
For the year ended December 31, 2020	6,928
For the year ended December 31, 2021	6,564
For the year ended December 31, 2022	6,406
For the year ended December 31, 2023	6,184

The Company has two indefinite-lived intangible assets totaling $1.1 million for trademarks as of June 30, 2018 and December 31, 2017.

Note 14 – Debt

The Company’s primary credit facility (“the Credit Facility”) is a $300.0 million syndicated multicurrency credit agreement with a group of lenders.  The Credit Facility was amended and restated to extend the maturity date from June 2019 to October 2019 in the second quarter of 2018, and the Company anticipates further extending the Credit Facility maturity date through December 15, 2019 during the third quarter of 2018.  The maximum amount available under the Credit Facility can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under the Credit Facility generally bear interest at a base rate or LIBOR rate plus a margin.  The Credit Facility has certain financial and other covenants, with the key financial covenant requiring that the Company’s consolidated net debt to adjusted EBITDA ratio cannot exceed 3.50 to 1.  As of June 30, 2018, and December 31, 2017, the Company’s net debt to adjusted EBITDA ratio was below 1.0 to 1, and the Company was also in compliance with all of its other covenants.  As of June 30, 2018, and December 31, 2017, the Company had total credit facility borrowings of $46.2 million and $48.5 million, primarily under the Credit Facility.  The Company’s other debt obligations were primarily industrial development bonds and municipality-related loans as of June 30, 2018 and December 31, 2017, which includes a $5.0 million industrial development bond that matures in December 2018.  This bond is included within the caption Short-term borrowings and current portion of long-term debt on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.  The Company expects to repay the amount due for this bond at its maturity.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 15 – Equity

The following tables present the changes in equity, net of tax, for the three and six months ended June 30, 2018 and 2017:

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at March 31, 2018	$13,323	$93,731	$373,185	$(58,738)	$1,262	$422,763
Net income	—	—	19,246	—	124	19,370
Amounts reported in other comprehensive
loss	—	—	—	(15,613)	(171)	(15,784)
Dividends ($0.37 per share)	—	—	(4,933)	—	—	(4,933)
Share issuance and equity-based
compensation plans	8	1,253	—	—	—	1,261
Balance at June 30, 2018	$13,331	$94,984	$387,498	$(74,351)	$1,215	$422,677

Balance at March 31, 2017	$13,291	$112,838	$366,819	$(81,961)	$10,988	$421,975
Net income	—	—	11,906	—	435	12,341
Amounts reported in other comprehensive
income	—	—	—	9,023	51	9,074
Dividends ($0.355 per share)	—	—	(4,724)	—	—	(4,724)
Share issuance and equity-based
compensation plans	19	909	—	—	—	928
Balance at June 30, 2017	$13,310	$113,747	$374,001	$(72,938)	$11,474	$439,594

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total
Balance at December 31, 2017	$13,308	$93,528	$365,182	$(65,100)	$1,946	$408,864
Net income	—	—	31,978	—	179	32,157
Amounts reported in other comprehensive
loss	—	—	—	(9,251)	(76)	(9,327)
Dividends ($0.725 per share)	—	—	(9,662)	—	—	(9,662)
Distributions to noncontrolling affiliate	—	—	—	—	(834)	(834)
Share issuance and equity-based
compensation plans	23	1,456	—	—	—	1,479
Balance at June 30, 2018	$13,331	$94,984	$387,498	$(74,351)	$1,215	$422,677

Balance at December 31, 2016	$13,278	$112,475	$364,414	$(87,407)	$9,846	$412,606
Net income	—	—	18,898	—	1,057	19,955
Amounts reported in other comprehensive
income	—	—	—	14,469	571	15,040
Dividends ($0.70 per share)	—	—	(9,311)	—	—	(9,311)
Share issuance and equity-based
compensation plans	32	1,272	—	—	—	1,304
Balance at June 30, 2017	$13,310	$113,747	$374,001	$(72,938)	$11,474	$439,594

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The following tables show the reclassifications from and resulting balances of AOCI for the three and six months ended June 30, 2018 and 2017:

			Unrealized
	Currency	Defined	Gain (Loss) in
	Translation	Benefit	Available-for-
	Adjustments	Pension Plans	Sale Securities	Total
Balance at March 31, 2018	$(25,129)	$(34,009)	$400	$(58,738)
Other comprehensive (loss) income before
reclassifications	(16,940)	1,161	(895)	(16,674)
Amounts reclassified from AOCI	—	779	681	1,460
Current period other comprehensive (loss) income	(16,940)	1,940	(214)	(15,214)
Related tax amounts	—	(444)	45	(399)
Net current period other comprehensive (loss) income	(16,940)	1,496	(169)	(15,613)
Balance at June 30, 2018	$(42,069)	$(32,513)	$231	$(74,351)

Balance at March 31, 2017	$(47,327)	$(35,850)	$1,216	$(81,961)
Other comprehensive income before
reclassifications	7,265	268	225	7,758
Amounts reclassified from AOCI	—	2,650	(275)	2,375
Current period other comprehensive income (loss)	7,265	2,918	(50)	10,133
Related tax amounts	—	(1,127)	17	(1,110)
Net current period other comprehensive income (loss)	7,265	1,791	(33)	9,023
Balance at June 30, 2017	$(40,062)	$(34,059)	$1,183	$(72,938)
			Unrealized
	Currency	Defined	Gain (Loss) in
	Translation	Benefit	Available-for-
	Adjustments	Pension Plans	Sale Securities	Total
Balance at December 31, 2017	$(31,893)	$(34,093)	$886	$(65,100)
Other comprehensive (loss) income before
reclassifications	(10,176)	464	(1,338)	(11,050)
Amounts reclassified from AOCI	—	1,562	509	2,071
Current period other comprehensive (loss) income	(10,176)	2,026	(829)	(8,979)
Related tax amounts	—	(446)	174	(272)
Net current period other comprehensive (loss) income	(10,176)	1,580	(655)	(9,251)
Balance at June 30, 2018	$(42,069)	$(32,513)	$231	$(74,351)

Balance at December 31, 2016	$(52,255)	$(36,168)	$1,016	$(87,407)
Other comprehensive income (loss) before
reclassifications	12,193	(73)	890	13,010
Amounts reclassified from AOCI	—	3,500	(635)	2,865
Current period other comprehensive income	12,193	3,427	255	15,875
Related tax amounts	—	(1,318)	(88)	(1,406)
Net current period other comprehensive income	12,193	2,109	167	14,469
Balance at June 30, 2017	$(40,062)	$(34,059)	$1,183	$(72,938)

Approximately 75% and 25% of the amounts reclassified from AOCI to the Condensed Consolidated Statements of Income for defined benefit retirement plans during the three and six months ended June 30, 2018 and 2017 were recorded in SG&A and COGS, respectively.  See Note 8 of Notes to Condensed Consolidated Financial Statements for further information.  All reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the Company’s equity interest in a captive insurance company and are recorded in equity in net income of associated companies.  The amounts reported in other comprehensive income for non-controlling interest are related to currency translation adjustments.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

Note 16 – Business Acquisitions

In March 2018, the Company purchased certain formulations and product technology for the mining industry for its North America reportable operating segment for $1.0 million.  The Company allocated the entire purchase price to intangible assets representing formulations and product technology, to be amortized over 10 years.  In accordance with the terms of the agreement, $0.5 million of the purchase price was paid at signing, with the remaining $0.5 million of the purchase price expected to be paid within the next 12 months and recorded as an other current liability on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2018.

In December 2017, the Company acquired the remaining 45% ownership interest in its India affiliate, Quaker Chemical India Private Limited, for 2,025.0 million INR or approximately $31.8 million.  In May 2017, the Company acquired assets associated with a business that markets, sells and manufactures certain metalworking fluids for its North America reportable operating segment for 7.3 million CAD or approximately $5.4 million.  In November 2016, the Company acquired Lubricor Inc. and its affiliated entities (“Lubricor”), a metalworking fluids manufacturer headquartered in Waterloo, Ontario, for its North America reportable operating segment for 16.0 million CAD or approximately $12.0 million.  During the first quarter of 2017, the Company identified and recorded an adjustment to the allocation of the purchase price for the Lubricor acquisition.  The adjustment was the result of finalizing a post-closing settlement based on the Company’s assessment of additional information related to assets acquired and liabilities assumed.

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

Note 17 – Fair Value Measurements

The Company has valued its company-owned life insurance policies at fair value.  These assets are subject to fair value measurement as follows:

		Fair Value Measurements at June 30, 2018
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,591	$—	$1,591	$—
Total	$1,591	$—	$1,591	$—

		Fair Value Measurements at December 31, 2017
	Total	Using Fair Value Hierarchy
Assets	Fair Value	Level 1	Level 2	Level 3
Company-owned life insurance	$1,594	$—	$1,594	$—
Total	$1,594	$—	$1,594	$—

The fair values of Company-owned life insurance assets are based on quotes for like instruments with similar credit ratings and terms.  The Company did not hold any Level 3 investments as of June 30, 2018 or December 31, 2017, respectively, so related disclosures have not been included.

Note 18 – Commitments and Contingencies

The Company previously disclosed in its Annual Report filed on Form 10-K for the year ended December 31, 2017 that AC Products, Inc. (“ACP”), a wholly owned subsidiary, has been operating a groundwater treatment system to hydraulically contain groundwater contamination emanating from ACP’s site, the principal contaminant of which is perchloroethylene (“PERC”).  As of June 30, 2018, ACP believes it is close to meeting the conditions for closure of the groundwater treatment system, but continues to operate this system while in discussions with the relevant authorities.  As of June 30, 2018, the Company believes that the range of potential-known liabilities associated with the balance of the ACP water remediation program is approximately $0.1 million to $1.0 million.  The low and high ends of the range are based on the length of operation of the treatment system as determined by groundwater modeling.  Costs of operation include the operation and maintenance of the extraction well, groundwater monitoring and program management.

Quaker Chemical Corporation

Notes to Condensed Consolidated Financial Statements - Continued

(Dollars in thousands, except share and per share amounts, unless otherwise stated)

(Unaudited)

The Company previously disclosed in its Annual Report filed on Form 10-K for the year ended December 31, 2017 that an inactive subsidiary of the Company that was acquired in 1978 sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging injury due to exposure to asbestos.  During the three and six months ended June 30, 2018, there have been no significant changes to the facts or circumstances of this matter previously disclosed, aside from on-going claims and routine payments associated with this litigation.  Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently projected that the subsidiary’s total liability over the next 50 years for these claims is approximately $1.9 million (excluding costs of defense).

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.  Approximately $0.2 million was accrued at June 30, 2018 and December 31, 2017, respectively, to provide for such anticipated future environmental assessments and remediation costs.  The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Quaker Chemical Corporation

Management’s Discussion and Analysis

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Quaker Chemical Corporation is a leading global provider of process fluids, chemical specialties, and technical expertise to a wide range of industries, including steel, aluminum, automotive, mining, aerospace, tube and pipe, cans, and others.  For 100 years, Quaker has helped customers around the world achieve production efficiency, improve product quality, and lower costs through a combination of innovative technology, process knowledge, and customized services.  Headquartered in Conshohocken, Pennsylvania USA, Quaker serves businesses worldwide with a network of dedicated and experienced professionals whose mission is to make a difference.

The Company delivered a solid operating performance in the second quarter of 2018, as strong net sales coupled with an increased gross margin offset higher selling, general and administrative expenses (“SG&A”).  Specifically, net sales increased 10% to $222.0 million in the second quarter of 2018 compared to $201.2 million in the second quarter of 2017 driven by volume growth, an increase due to selling price and product mix as well as a positive impact from foreign currency translation.  This increase in net sales, coupled with a higher gross margin of 36.5% in the current quarter compared to 35.7% in the prior year quarter, drove an increase in the Company’s gross profit of 13% quarter-over-quarter.  The increase in the Company’s gross margin quarter-over-quarter was primarily driven by pricing initiatives and the mix of certain products sold which more than offset raw material cost increases.  In addition, current quarter operating income as a percentage of sales continued to benefit from the Company’s discipline in managing its costs.

The Company’s second quarter of 2018 net income and earnings per diluted share were $19.2 million and $1.44, respectively, compared to $11.9 million and $0.89 per diluted share, respectively, in the second quarter of 2017.  During the second quarter of 2018, the Company incurred $4.5 million, or $0.29 per diluted share, of total costs associated with the Company’s previously announced combination with Houghton International, Inc. (“Houghton”) (herein referred to as “the Combination”), compared to $4.3 million, or $0.27 per diluted share of combination-related costs during the second quarter of 2017.  The Company also recorded a tax adjustment of $1.2 million, or $0.09 per diluted share, in the second quarter of 2018 to decrease its initial fourth quarter of 2017 estimate of the one-time charge on deemed repatriation of undistributed earnings (“Transition Tax”) for the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”).  Excluding the combination-related expenses in the current and prior year quarters and the second quarter of 2018 Transition Tax adjustment, noted above, as well as other non-core items in each period, the Company’s strong current quarter operating performance coupled with a lower second quarter of 2018 effective tax rate, resulted in a 26% increase in its non-GAAP earnings per diluted share to $1.56 in the second quarter of 2018 compared to $1.24 in the prior year quarter.  The Company’s adjusted EBITDA was $32.2 million in the second quarter of 2018, an increase of 15% compared to the prior year period.

From a regional perspective, the Company’s second quarter of 2018 operating performance was highlighted by strong volume growth, market share gains, higher gross margins and the positive impact of foreign exchange in the majority of its regions.  Net sales increased in all four of the Company’s regions quarter-over-quarter.  This increase was driven by increases in selling price and product mix in all regions, while North America, Asia/Pacific and South America also benefited from strong volume growth and EMEA and Asia/Pacific benefited from the positive impact of foreign currency translation.  These increases in net sales coupled with a higher gross margin in each of the Company’s three largest regions and a consistent gross margin in South America, drove an increase in operating earnings in all of the Company’s regions quarter-over-quarter.  See the Reportable Operating Segments Review, in the Operations section of this Item, below.

The Company generated net operating cash flow of $17.0 million in the second quarter of 2018, increasing its year-to-date net operating cash flow to $19.7 million compared to $20.8 million in the first six months of 2017.  The decrease in net operating cash flow year-over-year was primarily due to higher cash invested in the Company’s working capital primarily as a result of the Company’s increase in net sales and related accounts receivable, partially offset by the Company’s strong current year operating performance and a second quarter of 2018 cash dividend received from the Company’s captive insurance company.  The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item, below.

Overall, the Company is pleased to deliver another strong quarter.  The Company experienced good operating conditions in all of its regions with broad net sales growth, primarily driven by higher volumes on solid production levels in the Company’s major end markets and overall market share gains.  In addition, the Company’s gross margin improved for the second consecutive quarter as the benefit of recent pricing initiatives and the mix of product sold contributed to the highest quarterly gross margin for the Company since 2016.  This operating performance coupled with the Company’s continued discipline in managing SG&A drove a 15% increase in adjusted EBITDA and, coupled with a lower effective tax rate, resulted in a 26% increase in non-GAAP earnings per diluted share compared to the second quarter of 2017.

Quaker Chemical Corporation

Management’s Discussion and Analysis

Looking forward to the second half of 2018, the Company intends to present a remedy for the Combination that meets the needs of both the U.S. and European regulatory authorities in the third quarter of 2018 and expects to receive the required regulatory approvals and close the Combination in the fourth quarter of 2018.  As previously disclosed, the Combination is expected to approximately double the Company’s annual sales and adjusted EBITDA, not including estimated synergies which are expected to meet or exceed $45 million once fully achieved by the third year after close.  Depending upon the exact timing of the Combination’s close, the Company anticipates it will realize a portion of Houghton’s sales and adjusted EBITDA in 2018.

For Quaker’s current business, the Company anticipates it will continue its solid first half of 2018 operating performance into the remaining two quarters of 2018.  Specifically, the Company expects its solid product volume levels to continue and gross margin levels to be in the low to mid 36% range.  The Company also expects that modestly growing global end markets, continued market share gains and the benefit of U.S. Tax Reform will continue to help offset various market challenges including potential foreign exchange headwinds and higher raw material costs.  Overall, the Company remains confident in its future and expects 2018 to be another good year for the current Quaker business, and looks forward to the combined new company post-closing of the Combination.

Liquidity and Capital Resources

At June 30, 2018, Quaker had cash, cash equivalents and restricted cash of $111.0 million, including $20.7 million of restricted cash.  Total cash, cash equivalents and restricted cash was $111.1 million at December 31, 2017, which included $21.2 million of restricted cash.  The inclusion of restricted cash in total cash on the Company’s Condensed Consolidated Statements of Cash Flows is the result of a change in presentation required by the Financial Accounting Standards Board.  See Note 3 of Notes to Condensed Consolidated Financial Statements.  The $0.1 million decrease was the net result of $19.7 million of cash provided by operating activities offset by $5.4 million of cash used in investing activities, $11.1 million of cash used in financing activities and a $3.3 million negative impact due to the effect of foreign exchange rate changes on cash.

Net cash provided by operating activities was $19.7 million in the first six months of 2018 compared to $20.8 million in the first six months of 2017.  The $1.1 million decrease in net cash flows provided by operating activities was primarily the result of higher cash invested in the Company’s working capital to support the Company’s year-over-year sales increase, specifically higher levels of accounts receivable and inventory associated with the timing of the Company’s increased net sales and expected sales quarter-over-quarter.  This decrease in net cash flows provided by operating activities was partially offset by a second quarter of 2018 cash dividend received from the Company’s captive insurance company as well as increased cash generation as a result of the Company’s strong current year operating performance.  The Company’s operating cash flows for both the first six months of 2018 and 2017, respectively, were also impacted by the timing and amount of combination-related expenses and associated cash payments, described below.  Finally, the six months ended June 30, 2017 included restructuring payments made as part of the Company’s global restructuring program initiated in the fourth quarter of 2015 and completed during the first half of 2017, described below.

Net cash used in investing activities decreased from $10.5 million in the first six months of 2017 to $5.4 million in the first six months of 2018, primarily due to lower payments for acquisitions in the current year.  During the first six months of 2017, the Company had cash outflows of $5.4 million for the acquisition of assets associated with a business that markets, sells and manufactures certain metalworking fluids, whereas during the first six months of 2018, the Company paid $0.5 million for certain formulations and product technology in the mining industry for its North America reportable operating segment.  In accordance with the terms of that acquisition agreement, an additional $0.5 million of the purchase price is expected to be paid within the next 12 months.  In addition, the Company had higher cash proceeds from dispositions of assets during the first six months of 2018 as compared to the first six months of 2017, primarily as a result of $0.6 million of cash proceeds received during the second quarter of 2018 related to the sale of an available-for-sale asset.  Lastly, the Company had slightly higher additions to property, plant and equipment during the first six months of 2018 as compared to the first six months of 2017, primarily due to higher expenditures for several small projects, as well as an increase in spending related to a new manufacturing facility in India that is expected to be completed during 2018.

Net cash used in financing activities was $11.1 million in the first six months of 2018 compared to cash used in financing activities of $3.7 million in the first six months of 2017.  The approximate $7.4 million increase in net cash used in financing activities was primarily due to repayments of long-term debt of $0.3 million in the first six months of 2018 compared to proceeds from long-term debt of $6.4 million in the first six months of 2017.  In addition, the Company paid cash dividends of $9.5 million during the first six months of 2018, a $0.3 million increase in cash dividends compared to the prior year period.  Finally, during the first six months of 2018, one of the Company’s less than 100% owned consolidated affiliates made a distribution to the noncontrolling affiliate shareholder of approximately $0.8 million.  There were no similar distributions during the first six months of 2017.

The Company’s primary credit facility (“the Credit Facility”) is a $300.0 million syndicated multicurrency credit agreement with a group of lenders.  During the second quarter of 2018, the Credit Facility was amended and restated to extend the maturity date from June 2019 to October 2019, and the Company anticipates further extending the Credit Facility maturity date to December 15, 2019 during the third quarter of 2018.  The maximum amount available under the Credit Facility can be increased to $400.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under the Credit Facility generally

Quaker Chemical Corporation

Management’s Discussion and Analysis

bear interest at a base rate or LIBOR rate plus a margin.  The Credit Facility has certain financial and other covenants, with the key financial covenant requiring that the Company’s consolidated net debt to adjusted EBITDA ratio cannot exceed 3.50 to 1.  As of June 30, 2018, and December 31, 2017, the Company’s net debt to adjusted EBITDA ratio was below 1.0 to 1, and the Company was also in compliance with all of its other covenants.  As of June 30, 2018, and December 31, 2017, the Company had total credit facility borrowings of $46.2 million and $48.5 million, primarily under the Credit Facility.  The Company’s other debt obligations were primarily industrial development bonds and municipality-related loans as of June 30, 2018 and December 31, 2017, which includes a $5.0 million industrial development bond that matures in December 2018. The Company expects to repay the amount due for this bond at its maturity.

Quaker’s management approved a global restructuring plan in the fourth quarter of 2015 (the “2015 Program”) to reduce its operating costs.  The Company completed all of the initiatives under the 2015 Program during the first half of 2017.  The Company has not incurred costs in 2018 and does not expect to incur further restructuring charges under this program.  During the six months ended June 30, 2017, the company incurred $0.7 million of cash payments utilizing operating cash flows for the settlement of these restructuring liabilities.

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

In connection with the Combination, the Company secured $1.15 billion in commitments from Bank of America Merrill Lynch and Deutsche Bank to fund the purchase consideration and provide additional liquidity, and has since replaced these commitments with a syndicated bank agreement (“the New Credit Facility”) with a group of lenders for $1.15 billion.  The New Credit Facility is contingent upon and will not be effective until the closing of the Combination.  The Company anticipates extending the bank commitment through December 15, 2018 during the third quarter of 2018.  The New Credit Facility is comprised of a $400.0 million multicurrency revolver, a $600.0 million USD term loan and a $150.0 million EUR equivalent term loan, each with a five-year term from the date the New Credit Facility becomes effective.  The maximum amount available under the New Credit Facility can be increased by $200.0 million at the Company’s option if the lenders agree and the Company satisfies certain conditions.  Borrowings under the New Credit Facility will bear interest at a base rate or LIBOR rate plus a margin, and the Company currently estimates the annual floating rate cost will be in the 3.50% to 3.75% range based on current market interest rates.  The New Credit Facility will be subject to certain financial and other covenants, including covenants that the Company’s consolidated net debt to adjusted EBITDA ratio cannot initially exceed 4.25 to 1 and the Company’s consolidated adjusted EBITDA to interest expense ratio cannot be less than 3.0 to 1.  Both the USD and EUR equivalent term loans will have quarterly principal amortization during their respective five-year terms, with 5% amortization of the principal balance due in years 1 and 2, 7.5% in year 3, and 10% in years 4 and 5, with the remaining principal amounts due at maturity.  Until closing, the Company will incur certain interest costs paid to maintain the bank commitment (“ticking fees”), which began to accrue on September 29, 2017.  The ticking fees bear an interest rate of 0.30% per annum.

The Company incurred $10.6 million of total combination-related expenses during the first six months of 2018, which includes $1.7 million of ticking fees as well as a $0.6 million gain on the sale of an available-for-sale asset, described in the Non-GAAP measures section of this Item below.  The Company had net cash outflows related to these costs of $12.1 million during the six months ended June 30, 2018.  Comparatively, during the six months ended June 30, 2017, combination-related expenses totaled $13.4 million and cash payments made were $10.1 million.  During 2018, the Company currently estimates it will incur additional expenses and have associated cash outflows of approximately $30 to $35 million through closing of the Combination for similar combination-related expenses, including cash payments for bank fees which we expect to capitalize.  In addition, post-closing of the combination, the Company expects it will incur additional costs and make associated cash payments to integrate the Company and Houghton and to begin realizing the Combination’s total anticipated cost synergies, which we currently estimate to meet or exceed $45 million.  The timing and an accurate range of these additional costs and cash payments post-closing are not estimable at this time.  However, based on market precedent, the Company currently projects these costs and cash payments to approximate one times anticipated synergies, and the Company expects them to be incurred over a three-year period post-close.

The Company received regulatory approval for the Combination from China and Australia in 2017.  In addition, at a shareholder meeting held during the third quarter of 2017, the Company’s shareholders overwhelmingly approved the issuance of the new shares of the Company’s common stock at closing of the Combination.  Currently, the closing of the Combination is contingent upon customary closing conditions and the remaining regulatory approvals in the United States and Europe.  The Company continues to be in productive discussions with the European Commission and Federal Trade Commission regarding the Combination and potential buyers for the product lines to be divested, and intends to present a remedy that meets the needs of both regulatory authorities in the third quarter of 2018.  Based on the information available to date, the Company expects to receive approval from the regulatory

Quaker Chemical Corporation

Management’s Discussion and Analysis

authorities and close the Combination in the fourth quarter of 2018.  Given these contingencies and the overall timing of the Combination, the Company has not recorded any estimated costs for additional expenses that the Company expects, but had yet to incur as of June 30, 2018, related to the Combination.

As of June 30, 2018, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $9.2 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability.  However, should the entire liability be paid, the amount of the payment may be reduced by up to $5.1 million as a result of offsetting benefits in other tax jurisdictions.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
GAAP earnings per diluted share attributable to Quaker Chemical Corporation
common shareholders	$1.44	$0.89	$2.40	$1.42
Equity income in a captive insurance company per diluted share (a)	(0.08)	(0.04)	(0.05)	(0.08)
Houghton combination-related expenses per diluted share (b)	0.29	0.27	0.66	0.95
Transition Tax adjustment per diluted share (c)	(0.09)	—	(0.09)	—
U.S. pension plan settlement charge per diluted share (d)	—	0.09	—	0.09
Cost streamlining initiative per diluted share (e)	—	—	—	0.01
Currency conversion impacts of the Venezuelan bolivar fuerte per diluted share (f)	0.00	0.03	0.02	0.03
Non-GAAP earnings per diluted share (g)	$1.56	$1.24	$2.94	$2.42

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to Quaker Chemical Corporation	$19,246	$11,906	$31,978	$18,898
Depreciation and amortization	4,981	5,007	10,028	9,937
Interest expense (b)	1,602	780	3,294	1,436
Taxes on income before equity in net income of associated companies (c)	3,668	4,224	9,224	11,089
Equity income in a captive insurance company (a)	(1,015)	(435)	(643)	(1,027)
Houghton combination-related expenses (b)	3,681	4,338	8,890	13,413
U.S. pension plan settlement charge (d)	—	1,860	—	1,860
Cost streamlining initiative (e)	—	—	—	286
Currency conversion impacts of the Venezuelan bolivar fuerte (f)	26	340	244	340
Adjusted EBITDA	$32,189	$28,020	$63,015	$56,232
Adjusted EBITDA margin (%) (h)	14.5%	13.9%	14.5%	14.2%

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

Quaker Chemical Corporation

Management’s Discussion and Analysis

(b)      Houghton combination-related expenses include certain legal, environmental, financial, and other advisory and consultant costs incurred in connection with the strategic evaluation of, diligence on, and execution of the definitive agreement to combine with Houghton, as well as regulatory and shareholder approvals and integration planning associated with the pending Combination.  These costs are not indicative of the future operating performance of the Company.  Certain of these costs were considered non-deductible for the purpose of determining the Company’s effective tax rate and, therefore, the earnings per diluted share amount reflects this impact.  Also, included in the caption Houghton combination-related expenses for the three and six months ended June 30, 2018 is a $0.6 million gain on the sale of an available-for-sale asset.  In addition, during the three and six months ended June 30, 2018, the Company incurred $0.9 million and $1.7 million of ticking fees, respectively, to maintain the bank commitment related to the pending Combination.  There were no similar interest costs during the three or six months ended June 30, 2017.  These interest costs are included in the caption Houghton combination-related expenses in the reconciliation of GAAP earnings per diluted share attributable to Quaker Chemical Corporation common shareholders to Non-GAAP earnings per diluted share above, but are included in the caption Interest expense in the reconciliation of Net income attributable to Quaker Chemical Corporation to Adjusted EBITDA above.  See Note 2 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.

(c)      Transition Tax adjustment represents the tax benefit recorded by the Company as a result of changes to the Company’s initial fourth quarter of 2017 estimate of the one-time charge on deemed repatriation of undistributed earnings associated with U.S. Tax Reform in December 2017.  Specifically, the Company adjusted the amount estimated for the U.S. state impact of the gross deemed repatriation Transition Tax on previously untaxed accumulated and current earnings and profits of certain of the Company’s foreign subsidiaries.  The Transition Tax adjustment was based on guidance issued during the second quarter of 2018 by various state taxing authorities and was the result of a specific one-time event and is not indicative of future operating performance of the Company.  Transition Tax adjustment is included within Taxes on income before equity in net income of associated companies in the reconciliation of Net income attributable to Quaker Chemical Corporation to Adjusted EBITDA.  See Note 10 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.

(d)      U.S. pension plan settlement charge represents the expense recorded related to the Company’s U.S. pension plan settlement to its vested terminated participants.  This settlement charge represents the immediate recognition into expense of a portion of the unrecognized loss within accumulated other comprehensive loss (“AOCI”) on the balance sheet in proportion to the share of the projected benefit obligation that was settled by these payments.  This charge was the result of a specific one-time event and is not indicative of the future operating performance of the Company.  See Note 8 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.

(e)      Cost streamlining initiative represents expenses associated with certain actions taken to reorganize the Company’s corporate staff.  Overall, these costs are non-core and are indirect operating expenses that are not attributable to the product sales of any respective reportable operating segment, and, therefore, are not indicative of the future operating performance of the Company.

(f)       Currency conversion impact of the Venezuelan bolivar fuerte represents losses incurred at the Company’s Venezuelan affiliate as a result of changes in Venezuela’s foreign exchange markets and controls leading to specific devaluations of the Venezuelan bolivar fuerte which are not indicative of the future operating performance of the Company.

(g)      Within the Company’s calculation of Non-GAAP earnings per diluted share above, each reconciling item includes the impact of any current and deferred income tax expense (benefit) as applicable.  The income tax expense (benefit) related to these items was determined utilizing the applicable rates in the taxing jurisdictions in which these adjustments occurred.

(h)      The Company calculates Adjusted EBITDA margin as the percentage of Adjusted EBITDA into consolidated net sales.

Operations

Consolidated Operations Review – Comparison of the Second Quarter of 2018 with the Second Quarter of 2017

Net sales grew $20.8 million or 10% in the second quarter of 2018, increasing to $222.0 million compared to $201.2 million in the second quarter of 2017.  The Company’s second quarter of 2018 net sales benefited from increases in volume of 5%, selling price and product mix of approximately 3%, and a positive impact from foreign currency translation of 2% or $4.5 million.

Costs of goods sold (“COGS”) in the second quarter of 2018 of $141.0 million increased 9% from $129.3 million in the second quarter of 2017.  The increase in COGS was primarily due to the increase in product volumes, noted above, the impact of foreign currency translation and changes in product mix quarter-over-quarter.

Gross profit in the second quarter of 2018 increased $9.1 million or 13% from the second quarter of 2017.  The increase in gross profit was primarily due to the increase in net sales and product volumes, noted above, as well as a higher gross margin of 36.5% in the second quarter of 2018 compared to 35.7% in the second quarter of 2017.  The increase in the Company’s gross margin quarter-over-quarter was primarily driven by pricing initiatives and the mix of certain products sold which more than offset raw material cost increases.

Quaker Chemical Corporation

Management’s Discussion and Analysis

SG&A in the second quarter of 2018 increased $4.5 million compared to the second quarter of 2017 due to increases from foreign currency translation and higher labor-related costs, primarily related to annual merit increases as well as the amount and timing of incentive based compensation accruals related to the Company’s strong operating performance.

During the second quarter of 2018, the Company incurred $4.3 million of legal, financial, and other advisory and consultant expenses for integration planning and regulatory approvals related to the pending combination with Houghton.  Comparatively, the Company incurred $4.3 million of combination-related expenses during the second quarter of 2017 related to costs similar to the current quarter and due diligence-related costs.  See the Non-GAAP Measures section of this Item, above.

Operating income in the second quarter of 2018 was $22.6 million compared to $17.9 million in the second quarter of 2017.  The increase in operating income was due to strong net sales and gross profit increases, noted above, partially offset by an increase in SG&A not related to the pending Houghton combination.

The Company had other income, net, of $0.3 million in the second quarter of 2018 compared to other expense, net, of $1.6 million in the second quarter of 2017.  The quarter-over-quarter change was primarily due to a second quarter of 2017 U.S. pension plan settlement charge of $1.9 million described in the Non-GAAP measures section of this Item, above.  In addition, the Company incurred higher foreign currency transaction losses in the current quarter as compared to the second quarter of 2017, however this was generally offset by a second quarter of 2018 gain on the sale of an available-for-sale asset of $0.6 million, included in the Non-GAAP measures section of this Item, above.

Interest expense increased $0.8 million in the second quarter of 2018 compared to the second quarter of 2017, primarily due to current quarter costs incurred to maintain the bank commitment for the pending Houghton Combination, described in the Non-GAAP measures section of this Item, above.  The Company did not incur similar interest costs in the second quarter of 2017.  The Company had a relatively consistent level of interest income in both the second quarters of 2018 and 2017, respectively.

The Company’s effective tax rates for the second quarters of 2018 and 2017 were 16.8% and 26.2%, respectively.  Both the Company’s second quarters of 2018 and 2017 effective tax rates include the impact of Houghton combination-related expenses, noted above, certain of which were considered non-deductible for the purpose of determining the Company’s effective tax rate.  In addition, the Company’s second quarter of 2018 effective tax rate includes a $1.2 million Transition Tax adjustment, described in the Non-GAAP measures section of this Item, above.  Excluding the current quarter Transition Tax adjustment and the impact of combination-related expenses in both quarters, the Company estimates that its second quarters of 2018 and 2017 effective tax rates would have been approximately 22% and 27%, respectively.  This decrease quarter-over-quarter was primarily due to the decrease in the U.S. statutory tax rate from 35% in the prior period to 21% in the current quarter.  The Company has experienced and expects to continue to experience volatility in its effective tax rates due to several factors including the timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, the treatment of certain acquisition-related costs and the timing and amount of certain share-based compensation-related tax benefits, among other factors.

Equity in net income of associated companies (“equity income”) increased $0.8 million in the second quarter of 2018 compared to the second quarter of 2017.  The primary driver of the increase was higher earnings from the Company’s interest in a captive insurance company in the current quarter.  In addition, the Company recorded a lower currency conversion charge quarter-over-quarter to write down the Company’s equity investment in its Venezuelan affiliate due to the on-going devaluation of the Venezuelan bolivar fuerte in each period.  See the Non-GAAP Measures section of this Item, above.

Net income attributable to noncontrolling interest decreased $0.3 million in the second quarter of 2018 compared to the second quarter of 2017, primarily due to the Company’s purchase of the remaining interest in its India joint venture in December 2017.

Foreign exchange negatively impacted the Company’s second quarter of 2018 earnings by less than 1% or $0.01 per diluted share, including the positive impact from foreign currency translation net of higher foreign currency transaction losses quarter-over-quarter.

Consolidated Operations Review – Comparison of the First Six Months of 2018 with the First Six Months of 2017

Net sales for the first six months of 2018 of $434.0 million increased 10% compared to net sales of $396.1 million for the first six months of 2017.  The $37.9 million increase in net sales was the result of a 3% increase in volumes, a 3% increase due to selling price and product mix and a positive impact from foreign currency translation of 4% or $15.5 million.

COGS in the first six months of 2018 of $277.6 million increased 10% from $253.4 million in the first six months of 2017.  The increase in COGS was primarily due to the increase in product volumes, noted above and the impact of foreign currency translation.

Gross profit for the first six months of 2018 increased $13.7 million or 10% from the first six months of 2017, primarily driven by the increase in net sales and product volumes, noted above.  The Company’s gross margin of 36.0% in the first six months of 2018 was consistent with its gross margin in the first six months of 2017.

Quaker Chemical Corporation

Management’s Discussion and Analysis

SG&A for the first six months of 2018 increased $6.4 million compared to the first six months of 2017 primarily due to the same factors noted in the quarter-over-quarter discussion, above, including the impact of foreign currency translation and higher labor-related costs.  These increases in SG&A year-over-year were partially offset by a first quarter of 2017 cost streamlining initiative described in the Non-GAAP measures section of this Item, above.

During the first six months of 2018, the Company incurred $9.5 million of legal, financial, and other advisory and consultant expenses for integration planning and regulatory approvals related to the pending combination with Houghton.  Comparatively, the Company incurred $13.4 million of combination-related expenses during the first six months of 2017 related to costs similar to the current year and due diligence-related costs.  See the Non-GAAP Measures section of this Item, above.

Operating income in the first six months of 2018 was $42.8 million compared to $31.7 million in the first six months of 2017.  The increase in operating income was due to strong net sales and gross profit increases as well as lower Houghton combination-related expenses, noted above, partially offset by an increase in SG&A not related to the Houghton combination.

The Company had other expense, net, of $0.1 million in the first six months of 2018 compared to $1.7 million in the first six months of 2017.  The decrease in other expense, net, was primarily due to the prior year U.S. pension plan settlement charge and a current year gain on the sale of an available-for-sale asset, both of which are included in the Non-GAAP measures section of this Item, above, partially offset by higher foreign currency transaction losses in the current year.

Interest expense increased $1.9 million during the first six months of 2018 compared to the first six months of 2017, primarily due to current year costs incurred to maintain the bank commitment for the pending Houghton combination, described in the Non-GAAP measures section of this Item, above.  The Company did not incur similar interest costs in the first six months of 2017.  Interest income was consistent at $1.1 million in both the first six months of 2018 and 2017.

The Company’s effective tax rates for the first six months of 2018 and 2017 were 22.8% and 37.4%, respectively.  Similar to the quarter-over-quarter discussion, above, the Company’s first six months of 2018 and 2017 effective tax rates include the impact of Houghton combination-related expenses in both periods, certain of which were considered non-deductible for the purpose of determining the Company’s effective tax rate, as well as the current year Transition Tax adjustment, described in the Non-GAAP measures section of this Item, above.  Excluding the current year Transition Tax adjustment and the impact of non-deductible combination-related expenses in each period, the Company estimates that its first six months of 2018 and 2017 effective tax rates would have been approximately 24% and 27%, respectively.  The decrease in the Company’s effective tax rate year-over-year was primarily due to a lower U.S. statutory tax rate of 21% in the current year compared to 35% in the prior year.

Equity income decreased $0.5 million in the first six months of 2018 compared to the first six months of 2017.  The decrease was primarily due to lower earnings from the Company’s interest in a captive insurance company in the current year, partially offset by higher currency conversion charges in the prior year to write down the Company’s equity investment in its Venezuelan affiliate, both described in the Non-GAAP measures section of this Item, above.

The Company had a $0.9 million decrease in net income attributable to noncontrolling interest in the first six months of 2018 compared to the first six months of 2017, primarily due to the purchase of the remaining interest in its India joint venture during December 2017.

Foreign exchange positively impacted the Company’s first six months of 2018 earnings by approximately 2% or $0.06 per diluted share, including the positive impact from foreign currency translation net of higher foreign currency transaction losses year-over-year.

Reportable Operating Segments Review - Comparison of the Second Quarter of 2018 with the Second Quarter of 2017

The Company sells its industrial process fluids, chemical specialties and technical expertise to a wide range of industries in a global product portfolio throughout its four segments:  (i) North America, (ii) EMEA, (iii) Asia/Pacific and (iv) South America.

North America

North America represented approximately 44% of the Company’s consolidated net sales in the second quarter of 2018.  The segment’s net sales were $97.4 million, an increase of $7.1 million or 8% compared to the second quarter of 2017.  The increase in net sales was primarily due to higher volumes of 4% and an increase in selling price and product mix of 4%.  The impact of foreign currency translation was less than 1%.  This segment’s operating earnings, excluding indirect expenses, were $23.2 million, an increase of $3.6 million or 18% compared to the second quarter of 2017.  The increase in operating earnings quarter-over-quarter was the result of higher gross profit on the higher net sales noted above, coupled with an increase in gross margin due to changes in product mix and the impact of past pricing initiatives.  The segment’s current quarter operating earnings were slightly impacted by higher SG&A, primarily due to higher labor costs associated with annual merit increases and improved segment performance.

Quaker Chemical Corporation

Management’s Discussion and Analysis

EMEA

EMEA represented approximately 27% of the Company’s consolidated net sales in the second quarter of 2018.  The segment’s net sales were $60.2 million, an increase of $5.7 million or 10% compared to the second quarter of 2017.  The increase in net sales was primarily due to the positive impact of foreign currency translation of 8% and increases in selling price and product mix of approximately 2%, with volumes relatively consistent quarter-over-quarter.  The foreign exchange impact was primarily due to the strengthening of the euro against the U.S. dollar as this exchange rate averaged 1.19 in the second quarter of 2018 compared to 1.10 in the second quarter of 2017.  This segment’s operating earnings, excluding indirect expenses, were $9.1 million, an increase of $0.9 million or 11% compared to the second quarter of 2017.  The increase in operating earnings quarter-over-quarter was driven by higher gross profit, on the higher net sales, noted above, as well as a slightly higher gross margin in the current quarter.  Partially offsetting the increase in gross profit was higher SG&A in the second quarter of 2018 compared to the prior year quarter, which was primarily due to the impact of foreign currency translation as well as higher labor costs associated with annual merit increases.

Asia/Pacific

Asia/Pacific represented approximately 25% of the Company’s consolidated net sales in the second quarter of 2018.  The segment’s net sales were $55.3 million, an increase of $7.6 million or 16% compared to the second quarter of 2017.  The increase in net sales was primarily due to higher volumes of 10%, an increase in selling price and product mix of approximately 2% and the positive impact of foreign currency translation of 4%.  The foreign exchange impact was primarily due to the strengthening of the Chinese renminbi against the U.S. dollar as this exchange rate averaged 6.38 in the second quarter of 2018 compared to 6.86 in the second quarter of 2017.  This segment’s operating earnings, excluding indirect expenses, were $14.6 million, an increase of $2.8 million or 24% compared to the second quarter of 2017.  The increase in operating earnings was primarily driven by higher gross profit on the increased net sales, noted above, as well as a slightly higher gross margin in the current quarter.  Partially offsetting the increase in gross profit was higher SG&A in the second quarter of 2018 compared to the prior year quarter, which was primarily due to the impact of foreign currency translation as well as higher labor costs associated with annual merit increases and improved segment performance.

South America

South America represented approximately 4% of the Company’s consolidated net sales in the second quarter of 2018.  The segment’s net sales were $9.1 million, an increase of $0.4 million or 5% compared to the second quarter of 2017.  The increase in net sales was primarily due to higher volumes of 8% and an increase in selling price and product mix of 16%, partially offset by the negative impact of foreign currency translation of approximately 19%.  The foreign exchange impact was primarily due to the weakening of the Brazilian real and Argentinian peso against the U.S. dollar as these exchange rates averaged 3.60 and 23.38 in the second quarter of 2018 compared to 3.21 and 15.70 in the second quarter of 2017, respectively.  This segment’s operating earnings, excluding indirect expenses, were $1.1 million, an increase of $0.1 million or 5% compared to the second quarter of 2017.  The increase in operating earnings was driven by higher gross profit on the increased net sales, noted above.  The segment’s gross margin in each period was relatively consistent.  Partially offsetting the increase in gross profit was higher SG&A in the second quarter of 2018 compared to the prior year quarter, which was primarily due to higher labor costs associated with annual merit increases partially offset by the impact of foreign currency translation.

Reportable Operating Segments Review - Comparison of the First Six Months of 2018 with the First Six Months of 2017

North America

North America represented approximately 44% of the Company’s consolidated net sales in the first six months of 2018.  The segment’s net sales were $189.2 million, an increase of $11.5 million or approximately 7% compared to the first six months of 2017.  The increase in net sales was primarily due to higher volumes of 3% and an increase in selling price and product mix of 4%.  The impact of foreign currency translation was less than 1%.  This reportable segment’s operating earnings, excluding indirect expenses, were $43.6 million, an increase of $3.3 million or 8% compared to the first six months of 2017.  The increase during the first six months of 2018 was mainly driven by higher gross profit on the increased net sales, noted above, on a relatively consistent gross margin in each period.  Partially offsetting the increase in gross profit was higher SG&A in the first six months of 2018 compared to the prior year, which was primarily due to higher labor costs associated with annual merit increases and improved segment performance.

EMEA

EMEA represented approximately 28% of the Company’s consolidated net sales in the first six months of 2018.  The segment’s net sales were $122.2 million, an increase of $13.8 million or 13% compared to the first six months of 2017.  The increase in net sales was primarily due to the positive impact of foreign currency translation of 11% and increases in selling price and product mix of 5%, partially offset by lower volumes of 3%.  The year-to-date volume comparison is impacted by an atypically high sales pattern in EMEA during the first quarter of 2017.  The foreign exchange impact was primarily due to a strengthening of the euro against the U.S. dollar as this exchange rate averaged 1.21 in the first six months of 2018 compared to 1.08 in the first six months of 2017.  This

Quaker Chemical Corporation

Management’s Discussion and Analysis

reportable segment’s operating earnings, excluding indirect expenses, were $19.4 million, an increase of $1.9 million or 11% compared to the first six months of 2017.  The increase during the first six months of 2018 was the result of higher gross profit on the increased net sales, noted above, on a relatively consistent gross margin in each period.  Partially offsetting the increase in gross profit was higher SG&A in the first six months of 2018 compared to the prior year, which was primarily due to the impact of foreign currency translation as well as higher labor costs associated with annual merit increases.

Asia/Pacific

Asia/Pacific represented approximately 24% of the Company’s consolidated net sales in the first six months of 2018.  The segment’s net sales were $104.1 million, an increase of $11.3 million or 12% compared to the first six months of 2017.  The increase in net sales was primarily due to higher volumes of 9% and the positive impact of foreign currency translation of 5% partially offset by decreases in selling price and product mix of 2%.  The foreign exchange impact was primarily due to the strengthening of the Chinese renminbi against the U.S. dollar as this exchange rate averaged 6.37 in the first six months of 2018 compared to 6.87 in the first six months of 2017.  This reportable segment’s operating earnings, excluding indirect expenses, were $26.8 million, an increase of $4.7 million or 21% compared to the first six months of 2017.  The increase during the first six months of 2018 was the result of higher gross profit on the increased net sales, noted above, coupled with a slightly higher gross margin.  Partially offsetting the increase in gross profit was higher SG&A in the first six months of 2018 compared to the prior year, which was primarily due to the impact of foreign currency translation as well as higher labor costs associated with annual merit increases and improved segment performance.

South America

South America represented approximately 4% of the Company’s consolidated net sales in the first six months of 2018.  The segment’s net sales were $18.5 million, an increase of $1.3 million or 8% compared to the first six months of 2017.  The increase in net sales was primarily due to higher volumes of 10% and an increase in selling price and product mix of 10% partially offset by the negative impact of foreign currency translation of approximately 12%.  The foreign exchange impact was primarily due to the weakening of the Brazilian real and Argentinian peso against the U.S. dollar as these exchange rates averaged 3.41 and 21.24 in the first six months of 2018 compared to 3.18 and 15.68 in the first six months of 2017, respectively.  This reportable segment’s operating earnings, excluding indirect expenses, were $1.7 million, a decrease of $0.1 million compared to the first six months of 2017.  The segment’s lower operating earnings in the first six months of 2018 was the result of a lower gross margin on selling price and product mix, raw material changes and impacts from foreign currency translation, partially offset by the increase in net sales, noted above.  In addition, the segment’s SG&A increased slightly year-over-year, primarily due to annual merit increases.

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

  statements relating to our business strategy;
  our current and future results and plans; and
  statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or other similar expressions.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in Quaker’s subsequent reports on Forms 10-K, 10-Q, 8-K and other related filings should be consulted.  Our forward-looking statements are subject to risks, uncertainties and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control.  A

Quaker Chemical Corporation

Management’s Discussion and Analysis

major risk is that demand for the Company’s products and services is largely derived from the demand for its customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production shutdowns.  Other major risks and uncertainties include, but are not limited to, significant increases in raw material costs, customer financial stability, worldwide economic and political conditions, foreign currency fluctuations, significant changes in applicable tax rates and regulations, future terrorist attacks and other acts of violence.  Other factors could also adversely affect us, including factors related to the previously announced pending Houghton combination and the risk that the transaction may not receive regulatory approval or that regulatory approval may include conditions or other terms not acceptable to us.  Furthermore, the Company is subject to the same business cycles as those experienced by steel, automobile, aircraft, appliance, and durable goods manufacturers.  These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results.  Other factors beyond those discussed in this Report, including those related to the Combination, could also adversely affect us including, but not limited to:

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

Changes in internal control over financial reporting.  As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended June 30, 2018.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this report:

			(c)	(d)
			Total Number of	Approximate Dollar
	(a)	(b)	Shares Purchased	Value of Shares that
	Total Number	Average	as part of	May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	Per Share (2)	Plans or Programs	Plans or Programs (3)
April 1 - April 30	307	$150.31	—	$86,865,026
May 1 - May 31	—	$—	—	$86,865,026
June 1 - June 30	2,137	$156.17	—	$86,865,026
Total	2,444	$155.44	—	$86,865,026

(1)      All of these shares were acquired from employees upon their surrender of Quaker shares in payment of the exercise price of employee stock options exercised or for the payment of taxes upon exercise of employee stock options or the vesting of restricted stock.

(2)      The price paid for shares acquired from employees pursuant to employee benefit and share-based compensation plans is, in each case, based on the closing price of the Company’s common stock on the date of exercise or vesting as specified by the plan pursuant to which the applicable option or restricted stock was granted.

(3)      On May 6, 2015, the Board of Directors of the Company approved, and the Company announced, a new share repurchase program pursuant to which the Company is authorized to repurchase up to $100,000,000 of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”).  The 2015 Share Repurchase Program, which replaced the Company’s other share repurchase plans then in effect, has no expiration date.  There were no shares acquired by the Company pursuant to the 2015 Share Repurchase Program during the quarter ended June 30, 2018.

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

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Mary Dean Hall
Date: July 30, 2018	Mary Dean Hall, Vice President, Chief Financial Officer and Treasurer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)