Form 10-K/A
period 2018-12-31
QUAKER CHEMICAL CORP
filed 2019-07-24
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-12019

QUAKER CHEMICAL CORPORATION

(Exact name of Registrant as specified in its charter)

A Pennsylvania Corporation	No. 23-0993790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Quaker Park, 901 E. Hector Street, Conshohocken, Pennsylvania	19428-2380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 832-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which registered
Common Stock, $1.00 par value	KWR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒    No    ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes     ☒    No    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amended Filing”) amends our original Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2019 (the “Original Filing”). However, this amendment does not change our consolidated financial statements as set forth in the Original Filing.

The purpose of this Amended Filing is to (i) revise the “Report of Independent Registered Certified Public Accounting Firm” of PricewaterhouseCoopers LLP appearing in the Index to Consolidated Financial Statements regarding the effectiveness of our internal control over financial reporting and (ii) revise the disclosure on our internal control over financial reporting in Part II, Item 9A to reflect management’s conclusion that our disclosure controls and procedures were not effective at December 31, 2018 due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of our Original Filing. This material weakness did not result in any change to our consolidated financial statements as set forth in the Original Filing. Part IV, Item 15, “Exhibits and Financial Statement Schedules,” also has been amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this Amended Filing as Exhibits 31.1, 31.2, 32.1 and 32.2.

Other than the inclusion within this Amended Filing of new certifications by management and a new consent of our independent registered certified public accounting firm (and related amendment to the exhibit index that is incorporated by reference into Item 15 of the Original Filing to reflect the addition of such certifications and consent and related changes to the footnotes to that exhibit index), this Amended Filing speaks only as of the date of the Original Filing and does not modify or update any other disclosures contained in our Original Filing. Specifically, there are no changes to our consolidated financial statements set forth in the Original Filing. This Amended Filing should be read in conjunction with the Original Filing and reports filed with the SEC subsequent to the Original Filing.

QUAKER CHEMICAL CORPORATION

PART II

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Quaker Chemical Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Quaker Chemical Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the design and maintenance of controls over certain aspects of the Company’s information technology.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018. However, management has subsequently determined that a material weakness in internal control over financial reporting related to certain aspects of its controls over information technology existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 28, 2019, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is July 24, 2019

We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

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

QUAKER CHEMICAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except per share amounts)

				Accumulated
		Capital in		other
	Common	excess of	Retained	comprehensive	Noncontrolling
	stock	par value	earnings	loss	interest	Total
Balance as of December 31, 2015	13,288	106,333	326,740	(73,316)	8,198	381,243
Net income	—	—	61,403	—	1,636	63,039
Amounts reported in other comprehensive loss	—	—	—	(14,091)	(61)	(14,152)
Repurchases of common stock	(84)	—	(5,775)	—	—	(5,859)
Dividends ($1.355 per share)	—	—	(17,954)	—	—	(17,954)
Acquisition of noncontrolling interest	—	—	—	—	73	73
Shares issued upon exercise of stock options and other	11	(1,313)	—	—	—	(1,302)
Shares issued for employee stock purchase plan	6	485	—	—	—	491
Equity based compensation plans	57	6,292	—	—	—	6,349
Excess tax benefit from stock option exercises	—	678	—	—	—	678
Balance as of December 31, 2016	13,278	112,475	364,414	(87,407)	9,846	412,606
Net income	—	—	20,278	—	2,022	22,300
Amounts reported in other comprehensive loss	—	—	—	22,307	714	23,021
Dividends ($1.41 per share)	—	—	(18,756)	—	—	(18,756)
Acquisition of noncontrolling interest	—	(21,151)	—	—	(10,636)	(31,787)
Shares issued upon exercise of stock options and other	5	(2,456)	—	—	—	(2,451)
Shares issued for employee stock purchase plan	4	491	—	—	—	495
Equity based compensation plans	21	4,169	—	—	—	4,190
Balance as of December 31, 2017	$13,308	$93,528	$365,936	$(65,100)	$1,946	$409,618
Cumulative effect of an accounting change	—	—	(754)	—	—	(754)
Balance as of January 1, 2018	$13,308	$93,528	$365,182	$(65,100)	$1,946	$408,864
Net income	—	—	59,473	—	338	59,811
Amounts reported in other comprehensive loss	—	—	—	(15,615)	(90)	(15,705)
Dividends ($1.465 per share)	—	—	(19,530)	—	—	(19,530)
Distributions to noncontrolling affiliate shareholders	—	—	—	—	(877)	(877)
Shares issued upon exercise of stock options and other	9	(432)	—	—	—	(423)
Shares issued for employee stock purchase plan	3	502	—	—	—	505
Equity based compensation plans	18	3,706	—	—	—	3,724
Balance as of December 31, 2018	$13,338	$97,304	$405,125	$(80,715)	$1,317	$436,369

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

Revenue recognition: During the first quarter of 2018, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB’s”) revenue recognition guidance which required the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.  To do this, the Company applies the five-step model in the FASB’s guidance, which requires the Company to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. The Company adopted the new revenue recognition guidance electing to use a modified retrospective adoption approach applied to those contracts which were not completed as of January 1, 2018.  Therefore, comparative information has not been restated and continues to be accounted for and reported under the historical revenue recognition accounting standards in effect for those periods.  Prior to this adoption, the Company recognized revenue in accordance with the terms of the underlying agreements, when title and risk of loss had been transferred, when collectability was reasonably assured, and when pricing was fixed or determinable.  This generally occurred when products were shipped or delivered to customers or, for consignment-type arrangements, upon usage by the customer and when services were performed.  See Notes 3 and 4 of Notes to Consolidated Financial Statements.

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

The FASB issued an accounting standard update in February 2016 regarding the accounting and disclosure for leases.  During 2018, the FASB issued a series of accounting standard updates to clarify and expand on the original 2016 implementation guidance, including providing an accounting policy election for lessors, certain targeted improvements around comparative reporting requirements and accounting for lease and non-lease components by lessors as well as other technical corrections and improvements.  The amendments in these 2018 updates did not change the core principles of the guidance previously issued in February 2016.  The guidance within all of the leasing accounting standard updates are effective for annual and interim periods beginning after December 15, 2018, and should be applied on a modified retrospective basis, applying the transition requirements either (a) at the beginning of the earliest period presented in the financial statements in the year of adoption (January 1, 2017) or (b) in the period of adoption (January 1, 2019).  Early adoption is permitted, but the Company has not early adopted.  The Company will adopt the guidance in the first quarter of 2019, as required, using a modified retrospective transition approach.  The Company will apply the transition requirements in the period of adoption (as of January 1, 2019), as permitted.  As such the Company will neither restate comparative periods for the effects of this lease accounting guidance or provide the disclosures requirements for comparative periods.  The Company anticipates electing to apply certain of the permitted practical expedients within the new lease accounting guidance, and the Company also anticipates making certain accounting policy elections as a result of adopting the new lease accounting guidance.

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

Note 20 – Pension and Other Postretirement Benefits

The following table shows the Company’s plans’ funded status reconciled with amounts reported in the Consolidated Balance Sheets as of December 31, 2018 and 2017:

	Pension Benefits						Other Post- Retirement Benefits
	2018			2017			2018	2017
Change in benefit obligation	Foreign	U.S.	Total	Foreign	U.S.	Total	U.S.	U.S.
Gross benefit obligation at beginning of year	$118,352	$62,977	$181,329	$103,491	$67,254	$170,745	$4,729	$4,730
Service cost	3,426	383	3,809	3,219	337	3,556	7	8
Interest cost	2,254	1,847	4,101	2,066	1,932	3,998	130	144
Employee contributions	73	—	73	68	—	68	—	—
Plan settlements	(10)	—	(10)	—	(4,341)	(4,341)	—	—
Benefits paid	(1,639)	(4,330)	(5,969)	(2,503)	(4,031)	(6,534)	(317)	(448)
Plan expenses and premiums paid	(161)	—	(161)	(210)	—	(210)	—	—
Actuarial (gain) loss	(5,561)	(2,143)	(7,704)	(1,164)	1,826	662	(443)	295
Translation differences and other	(5,418)	—	(5,418)	13,385	—	13,385	—	—
Gross benefit obligation at end of year	$111,316	$58,734	$170,050	$118,352	$62,977	$181,329	$4,106	$4,729
Change in plan assets
Fair value of plan assets at year beginning of year	$98,622	$51,964	$150,586	$86,844	$49,197	$136,041	$—	$—
Actual return on plan assets	(2,670)	457	(2,213)	116	6,865	6,981	—	—
Employer contributions	5,269	1,574	6,843	2,867	4,574	7,441	317	448
Employee contributions	73	—	73	68	—	68	—	—
Plan settlements	(10)	—	(10)	—	(4,341)	(4,341)	—	—
Benefits paid	(1,639)	(4,330)	(5,969)	(2,503)	(4,031)	(6,534)	(317)	(448)
Plan expenses and premiums paid	(161)	(250)	(411)	(210)	(300)	(510)	—	—
Translation differences	(4,658)	—	(4,658)	11,440	—	11,440	—	—
Fair value of plan assets at end of year	$94,826	$49,415	$144,241	$98,622	$51,964	$150,586	$—	$—
Net benefit obligation recognized	$(16,490)	$(9,319)	$(25,809)	$(19,730)	$(11,013)	$(30,743)	$(4,106)	$(4,729)
Amounts recognized in the balance sheet consist of:
Non-current assets	$—	$3,656	$3,656	$—	$1,184	$1,184	$—	$—
Current liabilities	(206)	(559)	(765)	(89)	(560)	(649)	(446)	(459)
Non-current liabilities	(16,284)	(12,416)	(28,700)	(19,641)	(11,637)	(31,278)	(3,660)	(4,270)
Net benefit obligation recognized	$(16,490)	$(9,319)	$(25,809)	$(19,730)	$(11,013)	$(30,743)	$(4,106)	$(4,729)
Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss:
Prior service credit (cost)	$1,497	$—	$1,497	$1,744	$(59)	$1,685	$—	$—
Accumulated loss	(20,089)	(25,310)	(45,399)	(22,598)	(27,133)	(49,731)	(338)	(823)

AOCI	(18,592)	(25,310)	(43,902)	(20,854)	(27,192)	(48,046)	(338)	(823)
Cumulative employer contributions in excess of or (below) net periodic benefit cost	2,102	15,991	18,093	1,124	16,179	17,303	(3,768)	(3,906)
Net benefit obligation recognized	$(16,490)	$(9,319)	$(25,809)	$(19,730)	$(11,013)	$(30,743)	$(4,106)	$(4,729)

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

As of December 31, 2018 and 2017, the U.S. and foreign plans’ investments measured at fair value on a recurring basis were as follows:

	Total	Fair Value Measurements at December 31, 2018
	Fair	Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
U.S. Pension Assets
Cash and cash equivalents	$450	$450	$—	$—
Subtotal U.S. pension plan assets in fair value hierarchy	$450	$450	$—	$—
Commingled funds measured at NAV	48,965
Total U.S. pension plan assets	$49,415

Foreign Pension Assets
Cash and cash equivalents	$209	$209	$—	$—
Insurance contract	79,873	—	—	79,873
Diversified equity securities - registered investment companies	7,701	—	7,701	—
Fixed income - foreign registered investment companies	2,658	—	2,658	—
Real estate - registered investment companies	2,382	—	—	2,382
Sub-total of foreign pension assets in fair value hierarchy	$92,823	$209	$10,359	$82,255
Commingled funds measured at NAV	2,003
Total foreign pension assets	$94,826

Total pension assets in fair value hierarchy	$93,273	$659	$10,359	$82,255
Total pension assets measured at NAV	50,968
Total pension assets	$144,241

	Total	Fair Value Measurements at December 31, 2017
	Fair	Using Fair Value Hierarchy
	Value	Level 1	Level 2	Level 3
U.S. Pension Assets
Cash and cash equivalents	$449	$449	$—	$—
Small capitalization common stock	1,508	1,508	—	—
Subtotal U.S. pension plan assets in fair value hierarchy	$1,957	$1,957	$—	$—
Commingled funds measured at NAV	48,527
Pooled separate accounts measured at NAV	1,480
Total U.S. pension plan assets	$51,964

Foreign Pension Assets
Cash and cash equivalents	$26	$26	$—	$—
Insurance contract	82,092	—	—	82,092
Diversified equity securities - registered investment companies	9,002	—	9,002	—
Fixed income - foreign registered investment companies	2,951	—	2,951	—
Real estate - registered investment companies	2,428	—	—	2,428
Subtotal foreign pension assets in fair value hierarchy	$96,499	$26	$11,953	$84,520
Commingled funds measured at NAV	2,123
Total foreign pension plan assets	$98,622

Total pension assets in fair value hierarchy	$98,456	$1,983	$11,953	$84,520
Total pension assets measured at NAV	52,130
Total pension assets	$150,586

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

Note 24 – Fair Value Measures

The Company has valued its company-owned life insurance policies at fair value.  These assets are subject to fair value measurement as follows:

		Fair Value Measurements at December 31, 2018
	Total	Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$1,491	$—	$1,491	$—
Total	$1,491	$—	$1,491	$—

		Fair Value Measurements at December 31, 2017
	Total	Using Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Assets
Company-owned life insurance	$1,594	$—	$1,594	$—
Total	$1,594	$—	$1,594	$—

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

 (4)  Net income (loss) attributable to Quaker Chemical Corporation for both the fourth quarters of 2018 and 2017 includes a loss of $0.1 million and earnings of $1.1 million, respectively, from the Company’s equity interest in a captive insurance company.  Net income (loss) attributable to Quaker Chemical Corporation for both the fourth quarters of 2018 and 2017 includes Houghton combination-related expenses of $5.1 million and $7.7 million, respectively.  Net income (loss) attributable to Quaker Chemical Corporation for both the fourth quarters of 2018 and 2017 includes other income of $0.1 million and $0.6 million, respectively, related to cash proceeds from an insolvent insurance carrier with respect to previously filed recovery claims by an inactive subsidiary of the Company.  Net income (loss) attributable to Quaker Chemical Corporation for both the fourth quarters of 2018 and 2017 includes currency conversion impacts related to hyper-inflationary accounting, with the 2017 impact of a charge of $0.1 million at the Company’s 50% owned affiliate in Venezuela and the 2018 impact of income of less than $0.1 million at the Company’s wholly owned Argentina subsidiary.  Net income (loss) attributable to Quaker Chemical Corporation for both the fourth quarters of 2018 and 2017 includes charges of $8.1 million and $22.2 million, respectively, related to U.S. Tax Reform.  Net income (loss) attributable to Quaker Chemical Corporation for the fourth quarter of 2017 also includes a charge of $0.1 million related to a loss on disposal of a held-for-sale asset.

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

Item 9A.   Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  At the time we filed the Original Filing, our principal executive officer and principal financial officer had concluded that as of December 31, 2018 our disclosure controls and procedures were effective. Subsequent to that evaluation, PricewaterhouseCoopers LLP, the independent registered public accounting firm of the Company, performed an internal review over its 2018 audit of the Company’s consolidated financial statements as reported in the Original Filing. Following this review, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 because of the material weakness in our internal control over financial reporting, as described below.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements as filed in the Original Filing, and as included in this Amended Filing, and such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Restated Management’s Report on Internal Control over Financial Reporting

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective internal control over certain aspects of its information technology. Specifically, we did not design and maintain effective controls related to (i) user access controls to adequately restrict user and privileged access to certain financial applications and data to the appropriate personnel, including ensuring appropriate segregation of duties as it relates to the preparation and review of journal entries and (ii) monitoring, documenting and approving system or data changes. This control deficiency did not result in a misstatement of the Company’s consolidated financial statements. However, this control deficiency could result in misstatements of the interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected. Therefore, management has concluded that this control deficiency constitutes a material weakness.

In Management’s Report on Internal Control over Financial Reporting included in the Original Filing, our management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018. Subsequent to the filing date of the Original Filing, management has concluded that the material weakness described above existed as of December 31, 2018. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria in Internal Control—Integrated Framework (2013). Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in “Item 8. Financial Statements and Supplementary Data” of this Amended Filing.

Plan for Remediation of Material Weakness

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has evaluated the material weakness described above and has made significant progress updating its design and implementation of internal controls to remediate the aforementioned control deficiency and enhance the Company’s internal control environment. The remediation plan is being implemented and includes a revised risk assessment coupled with additional controls and procedures. Management is committed to successfully implementing the remediation plan as promptly as possible, and currently plans to evaluate its updated internal controls design and determine whether the controls have operated effectively during the third quarter of 2019 in order to fully remediate the aforementioned material weakness in the Company’s internal control over financial reporting.

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

3.	Exhibits - filed pursuant to, and numbered in accordance with Item 601 of Regulation S-K (all of which are under Commission File number 001-12019, except as otherwise noted):

3(i)(a) —	Articles of Incorporation (as amended through July 31, 2013). Incorporated by reference to Exhibit 3.1 as filed by Registrant with Form 8-K filed on July 31, 2013.

3(i)(b) —	Articles of Amendment dated September 7, 2017, to the Articles of Incorporation. Incorporated by reference to Exhibit 3.1 as filed by Registrant with Form 8-K filed on September 11, 2017.

3(ii) —	By-laws (as amended and restated, effective May 6, 2015). Incorporated by reference to Exhibit 3.2 as filed by Registrant with Form 8-K filed on May 8, 2015.

10.1 —	Settlement Agreement and Release between Registrant, an inactive subsidiary of the Registrant, and Hartford Accident and Indemnity Company dated December 12, 2005. Incorporated by reference to Exhibit 10 (nnn) as filed by the Registrant with Form 10-K for the year 2005.

10.2 —	Employment Agreement by and between L. Willem Platzer and Quaker Chemical B.V., a Netherlands corporation and a subsidiary of Registrant, dated August 21, 2006. Incorporated by reference to Exhibit 10 as filed by the Registrant with Form 8-K filed on August 22, 2006. *

10.3 —	Settlement Agreement and Release between Registrant, an inactive subsidiary of Registrant and Federal Insurance Company dated March 26, 2007. Incorporated by reference to Exhibit 10(zzz) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007.

10.4 —	Change in Control Agreement by and between Registrant and L. Willem Platzer dated April 2, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10(aaaa) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007. *

10.5 —	Change in Control Agreement by and between Registrant and Jan F. Nieman dated June 27, 2007, effective January 1, 2007. Incorporated by reference to Exhibit 10(cccc) as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2007. *

10.6 —	Claim Handling and Funding Agreement between SB Decking, Inc., an inactive subsidiary of Registrant, and Employers Insurance Company of Wausau dated September 25, 2007. Incorporated by reference to Exhibit 10(ffff) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.

10.7 —	Settlement Agreement and Mutual Release entered into between AC Products, Inc., wholly owned subsidiary of Registrant, and Orange County Water District, effective November 8, 2007. Incorporated by reference to Exhibit 10.47 as filed by the Registrant with Form 10-K for the year ended 2007.

10.8 —	Financing Agreement by and among Butler County Port Authority and Registrant and Brown Brothers Harriman & Co. dated May 15, 2008. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.9 —	Employment Agreement by and between Registrant and Michael F. Barry dated July 1, 2008. Incorporated by reference to Exhibit 10.5 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008. *

10.10 —	Change in Control Agreement by and between Registrant and Michael F. Barry dated July 1, 2008. Incorporated by reference to Exhibit 10.6 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008. *

10.11 —	Butler County Port Authority Industrial Development Revenue Bond dated May 15, 2008. Incorporated by reference to Exhibit 10.7 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.12 —	Memorandum of Employment by and between Registrant and Joseph F. Matrange dated September 30, 2008. Incorporated by reference to Exhibit 10.48 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.13 —	Memorandum of Employment by and between Registrant and D. Jeffry Benoliel dated October 1, 2008. Incorporated by reference to Exhibit 10.49 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.14 —	Change in Control Agreement by and between Registrant and D. Jeffry Benoliel dated November 19, 2008, effective January 1, 2008. Incorporated by reference to Exhibit 10.54 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.15 —	Change in Control Agreement by and between Registrant and Joseph F. Matrange dated November 19, 2008, effective October 1, 2008. Incorporated by reference to Exhibit 10.55 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.16 —	Change in Control Agreement by and between Registrant and Ronald S. Ettinger dated November 19, 2008, effective October 1, 2008. Incorporated by reference to Exhibit 10.56 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.17 —	Supplemental Retirement Income Program (as amended and restated effective January 1, 2008), approved November 19, 2008. Incorporated by reference to Exhibit 10.58 as filed by the Registrant with Form 10-K for the year ended 2008. *

10.18 —	Memorandum of Employment by and between Registrant and Joseph Berquist dated April 1, 2010. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010. *

10.19 —	Change in Control Agreement by and between Registrant and Joseph Berquist dated April 1, 2010. Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010. *

10.20 —	Employment Agreement by and between Dieter Laininger and Quaker Chemical B.V., a subsidiary of the registrant, dated June 1, 2011, effective June 15, 2011. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2011. *

10.21 —	Change in Control Agreement by and between Registrant and Dieter Laininger dated May 31, 2011, effective June 15, 2011. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2011. *

10.22 —	2011 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed on March 31, 2011. *

10.23 —	Form of Restricted Stock Unit Agreement for executive officers and other employees under Registrant’s 2011 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2012. *

10.24 —	Expatriate Agreement by and between the Registrant and Adrian Steeples, dated January 29, 2013, effective July 1, 2013. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2013. *

10.25 —	2013 Director Stock Ownership Plan as approved May 8, 2013. Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed on March 28, 2013. *

10.26 —	Amended and Restated Multicurrency Credit Agreement by and between Registrant and Bank of America, N.A. and certain other lenders dated June 14, 2013. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2013.

10.27 —	Memorandum of Employment and Addendum by and between Registrant and Jan F. Nieman, effective August 1, 2013. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2013. *

10.28 —	Expatriate Agreement by and between the Registrant and Dieter Laininger, dated and effective February 27, 2014. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2014. *

10.29 —	Memorandum of Employment by and between Registrant and Mary Dean Hall, dated and effective November 30, 2015. Incorporated by reference to Exhibit 10.60 as filed by the Registrant with Form 10-K for the year ended 2015. *

10.30 —	Change in control agreement by and between Registrant and Mary Dean Hall, dated and effective November 30, 2015. Incorporated by reference to Exhibit 10.61 as filed by the Registrant with Form 10-K for the year ended 2015. *

10.31 —	Retirement Savings Plan, as amended and restated effective January 1, 2016. Incorporated by reference to Exhibit 10.62 as filed by the Registrant with Form 10-K for the year ended 2015. *

10.32 —	Global Annual Incentive Plan (as amended and restated effective February 24, 2016). Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed on March 28, 2016. *

10.33 —	2016 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed on March 28, 2016. *

10.34 —	Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 8-K filed on May 6, 2016. *

10.35 —	Form of Restricted Stock Unit Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.4 as filed by Registrant with Form 8-K filed on May 6, 2016. *

10.36 —	Share Purchase Agreement, dated April 4, 2017, by and among Quaker Chemical Corporation, a Pennsylvania corporation, Gulf Houghton Lubricants, Ltd., an exempted company incorporated under the laws of the Cayman Islands, Global Houghton Ltd., an exempted company incorporated under the laws of the Cayman Islands, and certain members of the management of Global Houghton Ltd. and Gulf Houghton Lubricants, Ltd., as agent for the Sellers. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K, filed on April 5, 2017. **

10.37 —	Senior Secured Credit Facilities Commitment Letter, dated April 4, 2017, by and among Quaker Chemical Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank AG New York Branch and Deutsche Bank Securities Inc. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K, filed on April 7, 2017.

10.38 —	Amendment No. 1, dated as of May 23, 2017, to the Amended and Restated Multicurrency Credit Agreement, dated as of June 14, 2013. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K, filed on May 25, 2017.

10.39 —	Amendment No. 2, dated as of May 29, 2018, to the Amended and Restated Multicurrency Credit Agreement, dated as of June 14, 2013. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K, filed on May 30, 2018.

10.40 —	Amendment No. 3, dated as of August 1, 2018, to the Amended and Restated Multicurrency Credit Agreement, dated as of June 14, 2013. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K, filed on August 3, 2018.

10.41 —	Amendment No. 4, dated as of December 14, 2018, to the Amended and Restated Multicurrency Credit Agreement, dated as of June 14, 2013. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K, filed on December 18, 2018.

21 —	Subsidiaries and Affiliates of the Registrant.***

23 —	Consent of Independent Registered Public Accounting Firm.****

31.1 —	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.****

31.2 —	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. ****

32.1 —	Certification of Michael F. Barry pursuant to 18 U.S.C. Section 1350. †

32.2 —	Certification of Mary Dean Hall pursuant to 18 U.S.C. Section 1350. †

101.INS —	XBRL Instance Document***

101.SCH —	XBRL Extension Schema Document***

101.CAL —	XBRL Calculation Linkbase Document***

101.DEF —	XBRL Definition Linkbase Document***

101.LAB —	XBRL Label Linkbase Document***

101.PRE —	XBRL Presentation Linkbase Document***

*             This exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.

**           Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

***         Previously filed with our Annual Report on Form 10-K originally filed on February 28, 2019.

****       Filed herewith.

†             These certifications are being furnished solely to accompany this Amended Filing pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
Registrant

By:	/s/ MICHAEL F. BARRY

Michael F. Barry
Chairman of the Board, Chief Executive Officer and President

Date: July 24, 2019