Form 10-Q/A
period 2019-03-31
QUAKER CHEMICAL CORP
filed 2019-07-24
CIK 81362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes     ☒    No    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) amends our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 2, 2019 (the “Original Filing”). However, this amendment does not change our consolidated financial statements as set forth in the Original Filing.

The purpose of this Amended Filing is to revise Part I, Item 4 to reflect management’s conclusion that our disclosure controls and procedures were not effective at March 31, 2019 due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of our Original Filing. This material weakness did not result in any change to our consolidated financial statements as set forth in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are being filed herewith as exhibits to this Amended Filing (Exhibit 31.1 and Exhibit 31.2). Because no financial statements are contained within this Amended Filing, paragraph 3 of such certifications has been omitted.

Other than the inclusion within this Amended Filing of new certifications required by management (and related amendment to the exhibit index to reflect the addition of such certifications), this Amended Filing speaks only as of the date of the Original Filing and does not modify or update any other disclosures contained in our Original Filing. Also, there are no changes to our consolidated financial statements set forth in the Original Filing. This Amended Filing should be read in conjunction with the Original Filing and reports filed with the SEC subsequent to the Original Filing.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  At the time we filed the Original Filing, our principal executive officer and our principal financial officer had concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective. Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 because of a material weakness in our internal control over financial reporting. The Company is amending this Item 4 to reflect this conclusion. This control deficiency was identified following an internal review by PricewaterhouseCoopers LLP, the independent registered public accounting firm of the Company, of its 2018 audit of the Company’s consolidated financial statements as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed with the SEC on February 28, 2019. The Company did not design and maintain effective internal control over certain aspects of its information technology. Specifically, we did not design and maintain effective controls related to (i) user access controls to adequately restrict user and privileged access to certain financial applications and data to the appropriate personnel, including ensuring appropriate segregation of duties as it relates to the preparation and review of journal entries and (ii) monitoring, documenting and approving system or data changes.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements as filed in the Original Filing and such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for the three months ended March 31, 2019 and March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Plan for Remediation of Material Weakness. The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has evaluated the material weakness described above and has made significant progress updating its design and implementation of internal controls to remediate the aforementioned control deficiency and enhance the Company’s internal control environment. The remediation plan is being implemented and includes a revised risk assessment coupled with additional controls and procedures. Management is committed to successfully implementing the remediation plan as promptly as possible, and currently plans to evaluate its updated internal controls design and determine whether the controls have operated effectively during the third quarter of 2019 in order to fully remediate the aforementioned material weakness in the Company’s internal control over financial reporting.

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

PART II.

Item 6.  Exhibits.

(a) Exhibits

31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	–	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S. C. Section 1350†

32.2	–	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S. C. Section 1350†

101.INS	–	XBRL Instance Document**

101.SCH	–	XBRL Extension Schema Document**

101.CAL	–	XBRL Calculation Linkbase Document**

101.DEF	–	XBRL Definition Linkbase Document**

101.LAB	–	XBRL Label Linkbase Document**

101.PRE	–	XBRL Presentation Linkbase Document**

*	Filed herewith.

**	Previously filed with our Quarterly Report on Form 10-Q originally filed on May 2, 2019.

†	Previously furnished with our Quarterly Report on Form 10-Q originally filed on May 2, 2019.

*********

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION (Registrant)

/s/ Mary Dean Hall
Date: July 24, 2019	Mary Dean Hall, Vice President, Chief Financial Officer and Treasurer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)