Form 10-Q
period 2020-06-30
QUAKER CHEMICAL CORP
filed 2020-08-05
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM
10-Q

☒
QUARTERLY

REPORT PURSUANT TO SECTION

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934
For the quarterly period ended
June 30, 2020

OR

☐
TRANSITION REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934
For the transition period from

to

Commission file number
001-12019

QUAKER CHEMICAL CORPORATION
(Exact name of Registrant as specified in its charter)

Pennsylvania

23-0993790
(State or other jurisdiction of
incorporation or organization)

(I.R.S. Employer
Identification No.)

901 E. Hector Street
,
Conshohocken
,
Pennsylvania

19428 – 2380
(Address of principal executive offices)

(Zip Code)
Registrant’s telephone number, including area code:
610
-
832-4000

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
days.

Yes

☒

No

☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) .

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
Outstanding on June 30, 2020

17,799,606

QUAKER CHEMICAL CORPORATION

AND CONSOLIDATED

SUBSIDIARIES

Page
PART

I.

FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and June 30, 2019
2
Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2020 and June
30, 2019
3
Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019
4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and June 30, 2019
5
Notes to Condensed Consolidated Financial Statements
6
Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.
32
Item 3.

Quantitative and Qualitative Disclosures about Market Risk.
47
Item 4.

Controls and Procedures.
48
PART

II
.

OTHER INFORMATION.
Item 1.
Legal Proceedings.
49
Item 1A.
Risk Factors.
49
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.
50
Item 6.

Exhibits.
52
Signatures
52

PART

I
FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited).

Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

Unaudited
Three Months Ended Six Months Ended
June 30, June 30,
2020 2019 2020 2019
Net sales $
286,040
$
205,869
$
664,601
$
417,079
Cost of goods sold (
excluding amortization expense - See note 14
)

188,654

130,708

433,364

266,151
Gross profit

97,386

75,161

231,237

150,928
Selling, general and administrative expenses

86,667

50,026

185,368

101,481
Indefinite-lived intangible asset impairment
—
—
38,000
—
Restructuring and related charges
486
—
2,202
—
Combination, integration and other acquisition-related

expenses
7,995
4,604
15,873
9,087
Operating income (loss)

2,238
20,531

(10,206)

40,360
Other (expense) income, net

(993)

43

(22,168)

(592)
Interest expense, net
(6,811)
(733)
(15,272)
(1,509)
(Loss) income before taxes and equity in net income of
associated companies

(5,566)

19,841

(47,646)

38,259
Taxes on (loss)

income before equity in net

income of associated
companies

3,222

4,800

(9,848)

9,729
(Loss) income before equity in net income of associated
companies

(8,788)

15,041

(37,798)

28,530
Equity in net income of associated companies

1,066

608

1,732

1,019
Net (loss) income
(7,722)
15,649
(36,066)
29,549
Less: Net income attributable to noncontrolling interest
13
58
50
114
Net (loss) income attributable to Quaker Chemical Corporation $
(7,735)
$
15,591
$
(36,116)
$
29,435
Per share data:

Net (loss) income attributable to Quaker Chemical Corporation common shareholders – basic $
(0.43)
$
1.17
$
(2.03)
$
2.21
Net (loss) income attributable to Quaker Chemical Corporation common shareholders – diluted $
(0.43)
$
1.17
$
(2.03)
$
2.20
Dividends declared $
0.385
$
0.385
$
0.770
$
0.755

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Dollars in thousands)

Unaudited
Three Months Ended Six Months Ended
June 30, June 30,
2020 2019 2020 2019
Net (loss) income
$
(7,722)
$
15,649
$
(36,066)
$
29,549
Other comprehensive income (loss), net of tax
Currency translation adjustments
10,551
(519)
(44,200)
(951)
Defined benefit retirement plans
213
522
17,170
1,228
Current period change in fair value of derivatives
(111)
—
(4,092)
—
Unrealized gain (loss) on available-for-sale securities
1,608
307
(103)
1,580
Other comprehensive income (loss)
12,261
310
(31,225)
1,857
Comprehensive income (loss)
4,539
15,959
(67,291)
31,406
Less: Comprehensive (income) loss attributable to
noncontrolling interest
(14)
(82)
81
(137)
Comprehensive income (loss) attributable to Quaker Chemical
Corporation
$
4,525
$
15,877
$
(67,210)
$
31,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value and share amounts)

Unaudited
June 30, December 31,
2020 2019
ASSETS

Current assets

Cash and cash equivalents
$
322,497
$
123,524
Accounts receivable, net

300,027

375,982
Inventories

Raw materials and supplies

80,331

82,058
Work-in-process

and finished goods

93,536

92,892
Prepaid expenses and other current assets

52,847

41,516
Total current

assets

849,238

715,972
Property, plant and

equipment, at cost

384,960

398,834
Less accumulated depreciation

(196,547)

(185,365)
Property, plant and

equipment, net

188,413

213,469
Right of use lease assets
40,517
42,905
Goodwill

604,649

607,205
Other intangible assets, net

1,044,516

1,121,765
Investments in associated companies

87,865

93,822
Deferred tax assets

12,362

14,745
Other non-current assets

43,966

40,433
Total assets $
2,871,526
$
2,850,316
LIABILITIES AND EQUITY

Current liabilities

Short-term borrowings and current portion of long-term debt $
38,217
$
38,332
Accounts and other payables

130,334

170,929
Accrued compensation

22,689

45,620
Accrued restructuring
10,432
18,043
Other current liabilities

81,019

87,010
Total current

liabilities

282,691

359,934
Long-term debt

1,070,306

882,437
Long-term lease liabilities
28,908
31,273
Deferred tax liabilities

196,669

211,094
Other non-current liabilities

125,611

123,212
Total liabilities

1,704,185

1,607,950
Commitments and contingencies (Note 19)
Equity

Common stock $
1

par value; authorized
30,000,000

shares; issued and

outstanding 2020 –
17,799,606

shares; 2019 –
17,735,162

shares
17,800
17,735
Capital in excess of par value

896,108

888,218
Retained earnings

362,265

412,979
Accumulated other comprehensive loss

(109,264)

(78,170)
Total Quaker

shareholders’ equity

1,166,909

1,240,762
Noncontrolling interest

432
1,604
Total equity
1,167,341
1,242,366
Total liabilities and

equity
$
2,871,526
$
2,850,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

Unaudited
Six Months Ended
June 30,
2020 2019
Cash flows from operating activities

Net (loss) income

$
(36,066)
$
29,549
Adjustments to reconcile net income to net cash provided

by operating activities:

Amortization of debt issuance costs

2,375

70
Depreciation and amortization

42,079

9,702
Equity in undistributed earnings of associated companies,

net of dividends

3,219

1,658
Acquisition-related fair value adjustments related to inventory
229
—
Deferred compensation, deferred taxes and other,

net

(22,033)

(7,141)
Share-based compensation

7,673

1,672
Loss (gain) on disposal of property,

plant, equipment and other assets

81

(39)
Insurance settlement realized

(542)

(306)
Indefinite-lived intangible asset impairment
38,000
—
Combination and other acquisition-related expenses, net of

payments
1,860
399
Restructuring and related charges
2,202
—
Pension and other postretirement benefits

18,784

(21)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable

61,659

(7,893)
Inventories

(3,689)

(257)
Prepaid expenses and other current assets

(2,849)

(2,039)
Change in restructuring liabilities
(9,592)
—
Accounts payable and accrued liabilities

(58,728)

(2,945)

Net cash provided by operating activities

44,662

22,409
Cash flows from investing activities

Investments in property,

plant and equipment

(7,534)

(5,544)
Payments related to acquisitions, net of cash acquired

(3,132)

(500)
Proceeds from disposition of assets
11
70
Insurance settlement interest earned

37

131

Net cash used in investing activities

(10,618)

(5,843)
Cash flows from financing activities

Payments of long-term debt
(18,702)
—
Borrowings (repayments) on revolving credit facilities, net

205,500

(24,034)
Repayments on other debt, net
(684)

(6)
Dividends paid

(13,662)

(9,868)
Stock options exercised, other

(1,923)

(1,374)
Purchase of noncontrolling interest in affiliates
(1,047)
—
Distributions to noncontrolling affiliate shareholders
(751)
—

Net cash provided by (used in) financing activities

168,731

(35,282)

Effect of foreign exchange rate changes on

cash

(4,575)

749
Net increase (decrease) in cash, cash equivalents and restricted cash

198,200

(17,967)
Cash, cash equivalents and restricted cash at the beginning

of the period

143,555

124,425
Cash, cash equivalents and restricted cash at the end of

the period
$
341,755
$
106,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

6
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

The results for the
three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

These financial
statements should be read in conjunction with the Company’s

Annual Report filed on Form 10-K for the year

ended December 31,
2019 (the “2019 Form 10-K”).

Hyper-inflationary economies
Economies that have a cumulative three-year rate of inflation exceeding
100
% are considered hyper-inflationary in accordance
with U.S. GAAP.

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

As of, and
for the three and six months ended June 30, 2020

and 2019, the Company's Argentine subsidiaries represented

less than
1
% of the
Company’s consolidated

total assets and net sales, respectively.

During the three and six months ended June 30, 2020, the Company recorded less than $
0.1

million and $
0.1

million, respectively,

of remeasurement losses associated with the applicable

currency
conversions related to Argentina.

Comparatively, during

the three and six months ended June 30, 2019,

the Company recorded less
than $
0.1

million of remeasurement gains and $
0.2

million of remeasurement losses associated with the applicable currency
conversion related to Argentina.

These losses were recorded within foreign exchange

(losses) gains, net, which is a component of
other (expense) income, net, in the Company’s

Condensed Consolidated Statements of Operations.
Note 2 – Business Combinations

Houghton
On
August 1, 2019
, the Company completed the Combination, whereby the Company acquired all of the issued and outstanding
shares of
Houghton

from Gulf Houghton Lubricants, Ltd. and certain other selling shareholders in exchange for a combination of cash
and shares of the Company’s

common stock in accordance with the Share Purchase Agreement,

dated April 4, 2017.

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

$
37

million in cash.

The final remedy agreed with the EC and the FTC was consistent with the Company’s

previous expectation that the total divested
product lines would be approximately
3
% of the combined company’s

net sales.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

7
The following table summarizes the fair value of consideration transferred in the Combination:
Cash transferred to Houghton shareholders (a) $
170,829
Cash paid to extinguish Houghton debt obligations
702,556
Fair value of common stock issued as consideration (b)
789,080
Total fair value

of consideration transferred
$
1,662,465
(
a)

A portion is held in escrow by a third party,

subject to indemnification rights that lapse upon the achievement of certain
milestones.
(b)

Amount was determined based on approximately
4.3

million shares, comprising
24.5
% of the common stock of the Company
immediately after the closing, and the closing price per

share of Quaker Chemical Corporation common stock

of $
182.27

on
August 1, 2019.
The Company accounted for the Combination under the

acquisition method of accounting.

This method requires the recording of
acquired assets, including separately identifiable

intangible assets, at their fair value on the acquisition

date.

Any excess of the
purchase price over the estimated fair value of

the identifiable net assets acquired is recorded as goodwill.

The determination of the
estimated fair value of assets acquired,

including indefinite and definite-lived intangible assets,

requires management’s

judgment and
often involves the use of significant estimates and assumptions

,

including assumptions with respect to future cash inflows and outflows, discount rates, customer attrition rates, royalty

rates, asset lives and market multiples, among other items.

Fair values were
determined by management using a variety of methodolog

ies and resources, including external independent valuation

experts.

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
Cash and cash equivalents $
75,821
$
—
$
75,821
Accounts receivable, net
178,922
—
178,922
Inventories, net
95,193
—
95,193
Prepaid expenses and other assets
10,652
314
10,966
Property, plant and

equipment
115,529
(66)
115,463
Right of use lease assets
10,673
—
10,673
Investments in associated companies
66,447
—
66,447
Other non-current assets
4,710
1,553
6,263
Intangible assets
1,028,400
—
1,028,400
Goodwill
494,915
7,737
502,652
Total assets purchased
2,081,262
9,538
2,090,800
Short-term borrowings, not refinanced at closing
9,297
—
9,297
Accounts payable, accrued expenses and other accrued

liabilities
150,078
853
150,931
Deferred tax liabilities
205,082
7,132
212,214
Long-term lease liabilities
6,607
—
6,607
Other non-current liabilities
47,733
1,553
49,286
Total liabilities assumed
418,797
9,538
428,335
Total consideration

paid for Houghton
1,662,465
—
1,662,465
Less: cash acquired
75,821
—
75,821
Less: fair value of common stock issued as consideration
789,080
—
789,080
Net cash paid for Houghton $
797,564
$
-
$
797,564
(1) As

previously disclosed in the Company’s

2019 Form 10-K.
As of June 30, 2020, the allocation of the purchase price

for the Combination has not been finalized and the
one-year
measurement period has not ended.

While not currently expected, further adjustments may be necessary as a result of the Company’s
on-going assessment of additional information related

to the fair value of assets acquired and liabilities assumed.

Houghton assets
acquired and liabilities assumed have been assigned

to each of the Company’s reportable

segments on a specific identification or
allocated basis, as applicable.

Measurement period adjustments recorded during the first

six months of 2020 related primarily to
increasing the valuation allowances against the deferred

tax assets associated with foreign tax credits acquired as part of the

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

8
Combination as a result of additional information available

used to update the Company’s

initial estimates of expenses allocated to
foreign source income and expected creditable foreign

taxes.

In addition, measurement period adjustments include the recognition of
additional other non-current assets and other non-current

liabilities based on additional information obtained regarding certain tax
audits and associated rights to indemnification, and

certain non-income tax liabilities payable upon closing of

the Combination in
certain countries.

Combination, integration and other acquisition-related

expenses have been and are expected to continue to be significant.

The
Company incurred total costs of approximately $
8.3

million and $
16.5

million for the three and six months ended June 30, 2020,
respectively, primarily

for professional fees related to Houghton integration

activities.

Comparatively, the Company

incurred total
costs of $
5.5

million and $
10.8

million during the three and six months ended June 30,

2019, respectively, primarily

for various
professional fees and integration planning and regulatory

approval.

These costs also include $
0.3

million and $
0.8

million of
accelerated depreciation charges during the three

and six months ended June 30, 2020, respectively,

and $
0.9

million and $
1.7

million
of interest costs to maintain the bank commitment

(“ticking fees”) for the Combination during the three and six months ended June 30,
2019,

respectively.

The Company had current liabilities related to the Combination,

integration and other acquisition-related activities
of $
8.6

million and $
6.6

million as of June 30, 2020, and December 31, 2019, respectively,

primarily recorded within other accrued
liabilities on its Condensed Consolidated Balance Sheets.

Norman Hay
On
October 1, 2019
, the Company completed its acquisition of the operating divisions

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
Measurement
October 1, Period October 1, 2019
2019 (1) Adjustments (as adjusted)
Cash and cash equivalents $
18,981
$
—
$
18,981
Accounts receivable, net
15,471
—
15,471
Inventories, net
8,213
(49)
8,164
Prepaid expenses and other assets
4,203
—
4,203
Property, plant and

equipment
14,981
—
14,981
Right of use lease assets
10,608
—
10,608
Intangible assets
51,088
—
51,088
Goodwill
29,384
102
29,486
Total assets purchased
152,929
53
152,982
Long-term debt included current portions
485
—
485
Accounts payable, accrued expenses and other accrued liabilities
13,488
(708)
12,780
Deferred tax liabilities
12,746
927
13,673
Long-term lease liabilities
8,594
—
8,594
Total liabilities assumed
35,313
219
35,532
Total consideration

paid for Norman Hay
117,616
(166)
117,450
Less: estimated purchase price settlement (2)
3,287
(3,287)
—
Less: cash acquired
18,981
—
18,981
Net cash paid for Norman Hay $
95,348
$
3,121
$
98,469
(1)

As previously disclosed in the Company’s

2019 Form 10-K.
(2)

The Company finalized its post-closing adjustments for the

Norman Hay acquisition and paid approximately
2.5

million GBP
during the first quarter of 2020 to settle such adjustments.
As of June 30, 2020, the allocation of the purchase price

for Norman Hay has not been finalized and the
one-year

measurement
period has not ended.

Further adjustments may be necessary as a result of the

Company’s on-going assessment of

additional
information related to the fair value of assets acquired

and liabilities assumed.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

9
Other Acquisitions
In May 2020, the Company acquired Tel

Nordic ApS (“TEL”), a company that specializes in lubricants and engineering primarily
in high pressure aluminum die casting for its Europe,

Middle East and Africa (“EMEA”) reportable segment.

Consideration paid was
in the form of a convertible promissory note in the amount

of
20.0

million DKK, or approximately $
2.9

million, which was
subsequently converted into shares of the Company’s

common stock.

An adjustment to the purchase price of approximately
0.4
million DKK, or less than $
0.1

million, was made as a result of finalizing a post-closing

settlement in the second quarter of 2020.

The
Company allocated approximately $
2.4

million of the purchase price to intangible assets to be amortized over
17

years.

In addition,
the Company recorded approximately $
0.5

million of goodwill, related to expected value not allocated to other acquired assets, none
of which will be tax deductible.

The allocation of the purchase price of TEL has not been

finalized and the
one-year

measurement
period has not ended.

Further adjustments may be necessary as a result of the

Company’s on-going assessment of

additional
information related to the fair value of assets acquired

and liabilities assumed.
In March 2020, the Company acquired the remaining
49
% ownership interest in one of its South African affiliates,

Quaker
Chemical South Africa Limited (“QSA”) for
16.7

million ZAR, or approximately $
1.0

million, from its joint venture partner PQ
Holdings South Africa.

QSA is a part of the Company’s

EMEA reportable segment.

As this acquisition was a change in an existing
controlling ownership, the Company recorded $
0.7

million of excess purchase price over the carrying value of

the non-controlling
interest in Capital in excess of par value.

In 2018 the Company purchased certain formulations and product technology for the mining
industry for $
1.0

million, with $
0.5

million of the purchase price paid at signing and the remaining

$
0.5

million of the purchase price
paid during the first quarter of 2019.
Note 3 – Recently Issued Accounting Standards
Recently Issued Accounting Standards

Adopted
The Financial Accounting Standards Board (“FASB”)

issued Account Standards Update (“ASU”)

2020-04, Reference Rate
Reform (Topic

848): Facilitation of the Effects of Reference

Rate Reform on Financial Reporting

in March 2020.

The amendments
provide temporary optional expedients and exceptions for

applying GAAP to contract modifications, hedging relationships and other
transactions to ease the potential accounting and financial

reporting burden associated with transitioning away from

reference rates
that are expected to be discontinued, including the London

Interbank Offered Rate (“LIBOR”).

ASU 2020-04 is effective for the
Company as of March 12, 2020 and generally can be

applied through December 31, 2022.

As of June 30, 2020, the expedients
provided in ASU 2020-04 do not impact the Company;

however, the Company will continue to

monitor for potential impacts on its
consolidated financial statements.
The FASB issued

ASU 2018-15
, Customer’s

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

Early adoption was
permitted.

The Company did not early adopt, but did adopt the guidance in this accounting standard update, including all applicable

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

10
subsequent updates to this accounting guidance, as required

,

on a modified retrospective basis, effective January

1, 2020.

Adoption
did not have a material impact to the Company’s

financial statements as expected.

However, as a result of this adoption, the Company
recorded a cumulative effect of accounting change

that resulted in an increase to its allowance for doubtful accounts of approximately
$
1.1

million, a decrease to deferred tax liabilities of $
0.2

million and a decrease to retained earnings of $
0.9

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
Recently Issued Accounting Standards

Not Yet Adopted
The FASB

issued ASU 2020-01,

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

ASU 2019-12
, Income Taxes

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
evaluating its implementation.
The FASB issued

ASU 2018-13
, Fair Value

Measurement (Topic

820):

Disclosure Framework – Changes to the

Disclosure
Requirements for Fair Value

Measurement

in August 2018 that modifies certain disclosure requirement

s

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

11
(“SG&A”) directly related to the respective segment’s

product sales.

Operating expenses not directly attributable to the

net sales of
each respective segment are not included in segment

operating earnings, such as certain corporate and administrative costs,
Combination, integration and other acquisition-related

expenses, and restructuring and related charges.

Other items not specifically
identified with the Company’s

reportable segments include interest expense, net and

other (expense) income, net.
The following table presents information about the performance of the Company’s reportable segments

for the three and six
months ended June 30, 2020 and 2019:
Three Months Ended Six Months Ended
June 30, June 30,
2020 2019 2020 2019
Net sales

Americas $
80,576
$
71,747
$
210,472
$
143,972
EMEA

77,702

49,012

182,541

101,437
Asia/Pacific

68,421

44,801

141,973

90,968
Global Specialty Businesses

59,341

40,309

129,615

80,702
Total net sales $
286,040
$
205,869
$
664,601
$
417,079
Segment operating earnings
Americas $
10,303
$
13,965
$
39,491
$
28,304
EMEA
10,245
8,938
28,604
17,731
Asia/Pacific
19,261
12,159
38,802
24,971
Global Specialty Businesses

16,393

10,970

36,953

21,574
Total segment operating

earnings

56,202

46,032

143,850

92,580
Combination, integration and other acquisition-related

expenses
(7,995)
(4,604)
(15,873)
(9,087)
Restructuring and related charges
(486)
—
(2,202)
—
Indefinite-lived intangible asset impairment
—
—
(38,000)
—
Non-operating and administrative expenses
(32,045)
(19,070)
(70,496)
(39,418)
Depreciation of corporate assets and amortization

(13,438)

(1,827)

(27,485)

(3,715)
Operating income (loss)

2,238
20,531
(10,206)
40,360
Other (expense) income, net
(993)
43
(22,168)
(592)
Interest expense, net

(6,811)

(733)

(15,272)

(1,509)
(Loss) income before taxes and equity in net income of
associated companies $
(5,566)
$
19,841
$
(47,646)
$
38,259
Inter-segment revenues for the three and six months

ended June 30, 2020 were $
2.4

million and $
5.3

million for Americas, $
5.3
million and $
10.8

million for EMEA, $
0.1

million and $
0.3

million for Asia/Pacific, and $
1.0

million and $
2.3

million for Global
Specialty Businesses, respectively.

Inter-segment revenues for the three and six months

ended June 30, 2019 were $
1.3

million and
$
2.7

million for Americas, $
4.8

million and $
10.1

million for EMEA, less than $
0.1

million and $
0.1

million for Asia/Pacific, and
$
1.3

million and $
2.8

million for Global Specialty Businesses, respectively.

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

The
Combination increased the Company’s

addressable metalworking, metals and industrial end markets, including steel, aluminum,
aerospace, defense, transportation-OEM, transportation

-components, offshore sub-sea energy,

architectural aluminum, construction,
tube and pipe, can and container,

mining, specialty coatings and specialty greases.

The Combination also strengthened the product
portfolio of the combined Company.

The major product lines of Quaker Houghton include metal remo val fluids, cleaning fluids,
corrosion inhibitors, metal drawing and forming fluids, die

cast mold releases, heat treatment and quenchants, metal forging fluids,
hydraulic fluids, specialty greases, offshore

sub-sea energy control fluids, rolling lubricants, rod

and wire drawing fluids and surface
treatment chemicals.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

12
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

The
Company transferred third-party products under arrangements

recognized on a net reporting basis of $
6.2

million and $
18.7

million
for the three and six months ended June 30, 2020,

respectively, and $
10.4

million and $
20.8

million for the three and six months ended
June 30, 2019,

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
12
% of consolidated net sales, with its largest customer

accounting for
approximately
6
% of consolidated net sales.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

13
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

For performance obligations not satisfied over time, the
Company determines the point in time at which a customer

obtains control of an asset and the Company satisfies a perf ormance
obligation by considering when the Company has a right

to payment for the asset; the customer has legal title to the asset; the
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

The
Company records certain third-party license fees in

other (expense) income, net, in its Condensed Consolidated

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

Balance Sheets as of June 30, 2020 or December 31,

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

Deferred revenues are presented within other current liabilities in the
Company’s Condensed

Consolidated Balance Sheets.

The Company had approximately $
3.2

million and $
2.2

million of deferred
revenue as of June 30, 2020 and December 31, 2019,

respectively.

During the six months ended June 30, 2020,

the Company satisfied
all of the associated performance obligations and recognized into revenue the advanced payments received and recorded

as of
December 31, 2019.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

14
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

June 30, 2020 and 2019.

The Company has made certain reclassifications of
disaggregated customer industry disclosures for the

three and six months ended June 30, 2020 to conform with

the Company’s current
period customer industry segmentation.
Three Months Ended June 30, 2020
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
32,687
$
24,924
$
35,416
$
93,027
Metalworking and other
47,889
52,778
33,005
133,672
80,576
77,702
68,421
226,699
Global Specialty Businesses
32,294
15,569
11,478
59,341
$
112,870
$
93,271
$
79,899
$
286,040
Timing of Revenue Recognized
Product sales at a point in time
$
108,644
$
87,995
$
78,195
$
274,834
Services transferred over time
4,226
5,276
1,704
11,206
$
112,870
$
93,271
$
79,899
$
286,040

Three Months Ended June 30, 2019
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
39,506
$
24,485
$
28,391
$
92,382
Metalworking and other
32,241
24,527
16,410
73,178
71,747
49,012
44,801
165,560
Global Specialty Businesses
31,145
4,138
5,026
40,309
$
102,892
$
53,150
$
49,827
$
205,869
Timing of Revenue Recognized
Product sales at a point in time
$
100,053
$
53,098
$
48,406
$
201,557
Services transferred over time
2,839
52
1,421
4,312
$
102,892
$
53,150
$
49,827
$
205,869

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

15
Six Months Ended June 30, 2020
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
79,360
$
54,812
$
77,005
$
211,177
Metalworking and other
131,112
127,729
64,968
323,809
210,472
182,541
141,973
534,986
Global Specialty Businesses
76,525
32,174
20,916
129,615
$
286,997
$
214,715
$
162,889
$
664,601
Timing of Revenue Recognized
Product sales at a point in time
$
277,446
$
206,418
$
159,351
$
643,215
Services transferred over time
9,551
8,297
3,538
21,386
$
286,997
$
214,715
$
162,889
$
664,601

Six Months Ended June 30, 2019
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
80,431
$
49,201
$
57,604
$
187,236
Metalworking and other
63,541
52,236
33,364
149,141
143,972
101,437
90,968
336,377
Global Specialty Businesses
63,315
8,001
9,386
80,702
$
207,287
$
109,438
$
100,354
$
417,079
Timing of Revenue Recognized
Product sales at a point in time
$
201,600
$
109,332
$
97,057
$
407,989
Services transferred over time
5,687
106
3,297
9,090
$
207,287
$
109,438
$
100,354
$
417,079
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

Balance Sheet.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

16
Operating lease expense is recognized on a straight-line

basis over the lease term.

Operating lease expense for the three and six
months ended June 30, 2020 was $
3.5

million and $
6.9

million, respectively.

Comparatively, operating

lease expense for the three
and six months ended June 30, 2019 was $
1.7

million and $
3.5

million, respectively.

Short-term lease expense for the three and six
months ended June 30, 2020 was $
0.4

million and $
0.9

million, respectively.

Comparatively, short-term

lease expense for the three
and six months ended June 30, 2019 was $
0.2

million and $
0.3

million, respectively.

The Company has
no

material variable lease
costs or sublease income for the three or six months ended

June 30, 2020 and 2019.

Cash paid for operating leases during the six months ended

June 30, 2020 and 2019 was $
6.8

million and $
3.4

million,
respectively.

The Company recorded new right of use lease assets and associated lease liabilities of $
4.1

million during the six
months ended June 30, 2020.

Supplemental balance sheet information related to the Company’s leases is as follows:
June 30, December 31,
2020 2019
Right of use lease assets $
40,517
$
42,905
Other current liabilities
11,085
11,177
Long-term lease liabilities
28,908
31,273
Total operating

lease liabilities
$
39,993
$
42,450
Weighted average

remaining lease term (years)
6.0
6.2
Weighted average

discount rate
4.21%
4.21%
Maturities of operating lease liabilities as of June 30,

2020 were as follows:
June 30,
2020
For the remainder of 2020 $
6,598
For the year ended December 31, 2021
10,978
For the year ended December 31, 2022
7,435
For the year ended December 31, 2023
5,434
For the year ended December 31, 2024
4,232
For the year ended December 31, 2025 and beyond
11,356
Total lease payments
46,033
Less: imputed interest
(6,040)
Present value of lease liabilities $
39,993
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

All costs incurred to date relate to severance costs to reduce headcount as well as costs to close certain facilities and are recorded
in restructuring and related charges in the

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

17
Activity in the Company’s

accrual for restructuring under the QH Program for the six months ended

June 30, 2020 is as follows:
QH Program
Accrued restructuring as of December 31, 2019
$
18,043
Restructuring and related charges
2,202
Cash payments
(9,592)
Currency translation adjustments

(221)
Accrued restructuring as of June 30, 2020
$
10,432
In connection with the plans for closure of certain

manufacturing and non-manufacturing facilities, the Company

made a decision
to make available for sale certain facilities during the second quarter of 2020 resulting in the reclassification of approximately

$
11.7
million of buildings and land to other current assets as of June

30, 2020.

Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Condensed Consolidated Statements of
Operations for the three and six months ended June 30, 2020

and 2019:

Three Months Ended Six Months Ended
June 30, June 30,
2020 2019 2020 2019
Stock options $
353
$
173
$
785
$
433
Non-vested restricted stock awards and restricted stock

units
1,259
440
2,523
1,138
Non-elective and elective 401(k) matching contribution in

stock
1,162
—
1,162
—
Employee stock purchase plan
—
24
—
47
Director stock ownership plan
54
23
94
54
Performance stock units
280
—
280
—
Annual incentive plan
(117)
—
2,829
—
Total share-based

compensation expense
$
2,991
$
660
$
7,673
$
1,672
Share-based compensation expense is recorded in SG&A,

except for approximately $
0.3

million and $
0.8

million for the three
and six months ended June 30, 2020, respectively,

and less than $
0.1

million for the six months ended June 30, 2019, recorded within
Combination, integration and other acquisition-related

expenses.

The increase in total share-based compensation expense for

the six
months ended June 30, 2020 includes performance stock

units, annual incentive plan accruals,

and non-elective and elective 401(k)
matching contributions

in stock as components

of share-based compensation beginning in 2020, described

further below.
Stock Options
During the first quarter of 2020, the Company granted

stock options under its long-term incentive plan (“LTIP”)

that are subject
only to time-based vesting over a three
-year period.

For the purposes of determining the fair value of stock option awards, the
Company used a Black-Scholes option pricing model and

the assumptions set forth in the table below:
Number of options granted
49,115
Dividend yield
0.99
%
Expected volatility
31.57
%
Risk-free interest rate
0.36
%
Expected term (years)
4.0
The fair value of these options is amortized on a straight

-line basis over the vesting period.

As of June 30, 2020,

unrecognized
compensation expense related to all stock options

granted was $
2.2

million, to be recognized over a weighted average remaining
period of
2.2

years.

Restricted Stock Awards

and Restricted Stock Units

During the six months ended June 30, 2020, the Company

granted
27,137

non-vested restricted shares and
5,804

non-vested
restricted stock units under its LTIP

,

subject to time-based vesting, generally over a three-year

period. The fair value of these grants is
based on the trading price of the Company’s

common stock on the date of grant. The Company adjusts the grant date fair value of
these awards for expected forfeitures based on historical

experience

As of June 30, 2020, unrecognized compensation expense
related to the non-vested restricted shares was $
6.7

million, to be recognized over a weighted average remaining period of
1.9

years,

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

18
and unrecognized compensation expense related to non-vested

restricted stock units was $
1.1

million, to be recognized over a
weighted average remaining period of
2.3

years.
Performance Stock Units
In March 2020, the Company included performance

-dependent stock awards (“PSUs”) as a component of its LTIP,

which will be
settled in a certain number of shares subject to market

-based and time-based vesting conditions.

The number of fully vested shares
that may ultimately be issued as settlement for each

award may range from
0
% up to
200
% of the target award, subject to the
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
0.28
%; (ii) an expected term of
3.0

years; and (iii) a three-year daily
historical volatility for each of the companies in the

peer group, including Quaker Houghton.

As of June 30, 2020, the Company estimates that it will issue approximately
25,500

fully vested shares as of the settlement date of
the award based on the conditions of the PSUs and

Company’s closing stock price

on June 30, 2020.

As of June 30, 2020, there was
approximately $
3.1

million of total unrecognized compensation cost related to PSUs which the Company expects to recognize over a
weighted-average period of
2.7

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

As of June 30, 2020, the Company estimates that it will issue approximately
39,000

fully vested shares as of the settlement date of the award

based on the conditions of the AIP,

the Company’s
projected performance against its performance metrics

and Company’s closing

stock price on June 30, 2020.
Defined Contribution Plan

The Company has a 401(k) plan with an employer

match covering a majority of its U.S. employees.

The Company matches
50
%
of the first
6
% of compensation that is contributed to the plan, with a maximum matching contribution of
3
% of compensation.

Additionally, the

plan provides for non-elective nondiscretionary contributions on behalf of participants who have completed one year
of service equal to
3
% of the eligible participant's compensation.

The Company’s matching contributions

and non-elective
contributions may be made in cash or in fully vested shares

of the Company’s common

stock.

Beginning in April 2020,

the Company
began matching both non-elective and elective 401(k)

contributions in fully vested shares of its common stock rather than cash.

For
the three and six months ended June 30, 2020, total contributions were $
1.2

million.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

19
Note 9 – Pension and Other Postretirement

Benefits
The components of net periodic benefit cost for the

three and six months ended June 30, 2020 and 2019 are as follows:
Three Months Ended June 30, Six Months Ended June 30,
Other Other
Postretirement Postretirement
Pension Benefits Benefits Pension Benefits Benefits
2020 2019 2020 2019 2020 2019 2020 2019
Service cost $
1,164
$
978
$
1
$
2
$
2,338
$
1,963
$
3
$
4
Interest cost
1,486
1,105
26
36
3,255
2,216
52
71
Expected return on plan assets
(1,761)
(978)
—
—
(3,720)
(1,962)
—
—
Settlement charge
—
—
—
—
22,667
—
—
—
Actuarial loss amortization
615
773
16
—
1,662
1,549
31
—
Prior service cost amortization
(41)
(41)
—
—
(81)
(83)
—
—
Net periodic benefit cost $
1,463
$
1,837
$
43
$
38
$
26,121
$
3,683
$
86
$
75
In the fourth quarter of 2018, the Company began the process of terminating its Legacy Quaker non-contributory U.S. pension plan (“Legacy Quaker U.S. Pension Plan”). During the third quarter of 2019, the Company received a favorable termination determination letter from the Internal Revenue Service (“I.R.S.”) and amended the Legacy Quaker U.S. Pension Plan to comply with final regulations of the Internal Revenue Code. The Company completed the Legacy Quaker U.S. Pension Plan termination during the first quarter of 2020. In order to terminate the Legacy Quaker U.S. Pension Plan in accordance with I.R.S. and Pension Benefit
Guaranty Corporation requirements, the Company was required to fully fund the Legacy Quaker U.S. Pension Plan on a termination basis and the amount necessary to do so was approximately $1.8 million, subject to final true up adjustments. In July 2020, the
Company finalized the amount of the liability and related annuity payments and expects to receive a refund in premium of approximately $2 million in August 2020. In addition, the Company recorded a non-cash pension settlement charge at plan termination of approximately $22.7 million. This settlement charge included the immediate recognition into expense of the related unrecognized losses within accumulated other comprehensive (loss) income (“AOCI”) on the balance sheet as of the plan termination date.

Employer Contributions
The Company previously disclosed in its 2019 Form 10-K

that it expected to make minimum cash contributions of $
10.0

million
to its U.S. and foreign pension plans and approximately

$
0.4

million to its other postretirement benefit plans in 2020. As a result of
certain current year pension plan funding relief provided

by the Coronavirus Aid, Relief, and Economic Security

Act (the “CARES
Act”) enacted into law on March 27, 2020, the Company

now expects to make minimum cash contributions of

$
8.0

million to its U.S.
and foreign pension plans in 2020.

As of June 30, 2020, $
4.9

million and $
0.2

million of contributions have been made to the
Company’s U.S. and foreign

pension plans and its other postretirement benefit plans, respectively.

This excludes the $
1.8

million of
additional funding made in the first quarter of 2020, as required,

to terminate the Legacy Quaker U.S. Pension Plan, noted above.
Note 10 – Other (Expense) Income, Net
The components of other (expense) income, net, for the

three and six months ended June 30, 2020 and 2019 are as follows:
Three Months Ended Six Months Ended
June 30, June 30,
2020 2019 2020 2019
Income from third party license fees $
208
$
193
$
512
$
413
Foreign exchange losses, net
(2,004)
(144)
(1,183)
(381)
(Loss) gain on fixed asset disposals, net
(83)
30
(81)
39
Non-income tax refunds and other related credits
832
813
2,131
965
Pension and postretirement benefit costs,

non-service components
(341)
(895)
(23,866)
(1,791)
Other non-operating income, net
395
46
319
163
Total other

(expense) income, net
$
(993)
$
43
$
(22,168)
$
(592)
Pension and postretirement benefit costs, non-service components during the six months ended June 30, 2020 includes

$
22.7
million related to the Legacy Quaker U.S. Pension

Plan non-cash settlement charge described in Note

9 of Notes to Condensed
Consolidated Financial Statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

20
Note 11 – Income Taxes

and Uncertain Income Tax

Positions
The Company’s effective

tax rate for the three and six months ended June 30, 2020 was an expense of
57.9
% and a benefit of
20.7
%, respectively, compared to

an expense of
24.2
% and
25.4
%, respectively, for the

three and six months ended June 30, 2019.

The Company’s effective

tax rate for the three and six months ended June 30, 2020 was impacted by the tax effect of certain one-time
pre-tax costs as well as certain tax charges

and benefits in the current period including those related to changes in foreign tax credit
valuation allowances, discussed below,

tax law changes in foreign jurisdictions, changes in uncertain tax positions, and the tax impact
of the Company’s termination

of its legacy Quaker U.S. Pension Plan.

Comparatively, the

three and six months ended June 30, 2019
effective tax rates were impacted by certain

non-deductible costs associated with the Combination, partially offset by a favorable shift
in earnings to entities with lower effective

tax rates.
On March 27, 2020, in response to COVID-19 and its detrimental impact to the global economy,

the CARES Act was enacted
into law, providing

a stimulus to the U.S. economy in the form of various individual and business assistance programs as well as
temporary changes to existing tax law.

The changes include a postponement of certain tax payments,

deferral of the employer’s
portion of the social security tax and certain other payroll

-related incentives, and an increase in the interest expense limitation under
Section 163(j) of the Internal Revenue Code from
30
% to
50
% for the 2019 and 2020 tax years.

ASC 740 requires the tax effects of
changes in tax laws or rates to be recorded in the period

of enactment.

Under the CARES Act, the Company has the option to use

its
2019 adjusted taxable income in determining its interest expense limitation under Section 163(j).

While the Company is still
considering whether to make this election for 2020, the

current year tax provision takes into account this potential election and associated tax benefit, which offsets an inc

rease to the Company’s foreign

tax credit valuation allowance recognized during the
current quarter primarily driven by changes in current

year projected taxable income due to the negative impacts from

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

allowances.

As previously disclosed in its 2019 Form 10-K, the Company

had a deferred tax liability of $
8.2

million at December 31, 2019,
which primarily represents the Company’s

estimate of non-U.S. taxes it will incur to repatriate certain foreign earnings to the U.S.

During the first six months of 2020, the Company made

certain adjustments to the deferred tax liability to take into account a tax law
change enacted in the first quarter in a certain foreign

jurisdiction, the inclusion of other earnings to be repatriated,

and the actual
repatriation of earnings, resulting in a deferred tax liability of $
6.3

million as of June 30, 2020.

As previously disclosed in its 2019 Form 10-K, in conjunction with the Combination, the Company acquired foreign tax credit deferred tax assets of $
41.8

million expiring between
2019 and 2028
.

Foreign tax credits may be carried forward for 10 years.

The
Company analyzes the expected impact of the utilization

of foreign tax credits based on projected U.S. taxable income,

overall
domestic loss recapture, annual limitations due to the

ownership change limitations provided by the Internal

Revenue Code, and
enacted tax law amongst other factors.

As of December 31, 2019, the Company had net realizable foreign tax credits of $
32.7

million
on its balance sheet expected to be utilized between
2020 and 2026
.

As of June 30, 2020, the Company had net realizable foreign tax credits of $
21.9

million on its balance sheet expected to be utilized between
2020 and 2026
.

The change in net realizable foreign tax
credits during the first six months of 2020 was primarily

driven by the Company's update to its initial opening balance sheet estimate
with respect to acquired Houghton foreign tax credit deferred tax assets, described in Note 2 of Notes to Condensed Consolidated
Financial Statements, as well as approximately $
3.7

million of tax expense for the six months ended June 30,

2020 based on revised
taxable income projections and changes to the interest expense limitation under the CARES Act amongst other factors.
The Company continues to recognize interest and penalties

associated with uncertain tax positions as a component of

taxes on
(loss) income before equity in net income of associated

companies in its Condensed Consolidated Statements of Operations.

The
Company recognized an expense for interest of $
0.6

million and $
0.6

million and an expense for penalties of $
0.6

million and $
0.5
million in its Condensed Consolidated Statement of Operations

for the three and six months ended June 30, 2020, respectively

.

Comparatively,

the Company recognized an expense for interest of $
0.1

million and $
0.2

million and an expense for penalties of less
than $
0.1

million for both the three and six months ended June 30, 2019,

respectively.

As of June 30, 2020, the Company had accrued
$
2.8

million for cumulative interest and $
4.0

million for cumulative penalties in its Condensed Consolidated Balance

Sheets,
compared to $
2.3

million for cumulative interest and $
3.1

million for cumulative penalties accrued at December 31, 2019.
As of June 30, 2020, the Company’s

cumulative liability for gross unrecognized tax benefits was $
21.1

million, an increase of
$
2.0

million from the $
19.1

million cumulative liability accrued as of December 31,

2019.

During the six months ended June 30, 2020 and 2019, the

Company recognized a decrease of $
1.5

million and less than $
0.1
million, respectively,

in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of
limitations for certain tax years.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

21
The Company estimates that during the year ending December

31, 2020 it will reduce its cumulative liability for gross
unrecognized tax benefits by approximately $
2.3

million due to the expiration of the statute of limitations with regard to certain tax
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
2000
, Italy from
2006
,
China from
2010
, Canada from
2011
, the Netherlands and the United Kingdom from
2014
, Spain from
2015
, Mexico, Germany,

and
the U.S. from
2016
, India from fiscal year beginning April 1, 2017 and ending

March 31,
2018
, and various U.S. state tax jurisdictions
from
2010
.

As previously reported, the Italian tax authorities have

assessed additional tax due from the Company’s

subsidiary, Quaker Italia
S.r.l., relating to the tax

years
2007 through 2015
.

The Company has filed for competent authority relief related to these assessments
under the Mutual Agreement Procedures (“MAP”) of the

Organization for Economic Co-Operation and Development

(“OECD”) for
all years except 2007.

During the second quarter of 2020, the Company received notification that the Italian and Dutch competent
authorities reached an agreement as part of the MAP involving tax years 2008 through 2015.

The Company has tentatively agreed to
the reduced tax assessments and has recorded $
1.4

million of additional reserves for uncertain tax positions for the open tax years that
is consistent with the tentative agreement reached involving tax years 2008 through 2015.

As of June 30, 2020, the Company believes
it has adequate reserves for uncertain tax positions with

respect to this matter.
Houghton Italia, S.r.l

is also currently involved in a corporate income tax audit with the

Italian tax authorities covering tax years
2014 through 2018.

As part of the purchase accounting related to the Combination,

the Company has established a $
5.4

million
reserve for uncertain tax positions relating to this audit.

These amounts relate to the 2014 to 2018 audit periods

as well as the seven-
month period in 2019 prior to the Combination.

Since these amounts relate to tax periods prior to the Combination,

the Company has
submitted an indemnification claim against funds

held in escrow by Houghton’s former

owners for certain tax liabilities arising pre-
Combination.

As a result, a corresponding $
5.4

million indemnification receivable has also been established through purchase
accounting that would offset the $
5.4

million in tax liabilities booked through purchase accounting.

As of June 30, 2020, the
Company believes it has adequate reserves for uncertain

tax positions.
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations for the three and six months ended June 30, 2020 and 2019:
Three Months Ended

Six Months Ended
June 30, June 30,
2020 2019 2020 2019
Basic (loss) earnings per common share

Net (loss) income attributable to Quaker Chemical Corporation
$

(7,735)
$
15,591
$

(36,116)
$
29,435
Less: loss (income) allocated to participating securities

37

(34)

146

(81)
Net (loss) income available to common shareholders
$

(7,698)
$
15,557
$

(35,970)
$
29,354
Basic weighted average common shares outstanding
17,697,496
13,304,248
17,685,010
13,297,953
Basic (loss) earnings per common share
$
(0.43)
$
1.17
$
(2.03)
$
2.21
Diluted (loss) earnings per common share
Net (loss) income attributable to Quaker Chemical Corporation
$
(7,735)
$
15,591
$

(36,116)
$
29,435
Less: loss (income) allocated to participating securities
37

(34)

146

(81)
Net (loss) income available to common shareholders
$
(7,698)
$
15,557
$
(35,970)
$
29,354
Basic weighted average common shares outstanding
17,697,496
13,304,248
17,685,010
13,297,953
Effect of dilutive securities
—
48,007
—
47,362
Diluted weighted average common shares outstanding
17,697,496
13,352,255
17,685,010
13,345,315
Diluted (loss) earnings per common share
$
(0.43)
$
1.17
$
(2.03)
$
2.20

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

22
During the third quarter of 2019, the Company issued

approximately
4.3

million shares of common stock, comprising
24.5
% of
the common stock of the Company immediately after

the closing, as a component of the consideration transferred in the Combination.
Certain stock options and restricted stock units are not included in the diluted (loss) earnings per share calculation because the effect would have been anti-dilutive.

All of the Company’s potentially

dilutive shares for the three and six months ended June

30, 2020 are
anti-dilutive and not included in the dilutive (loss) earnings per share calculation because of the Company’s

net loss for the periods.

Comparatively,

there were
no

anti-dilutive shares for the three and six months ended

June 30, 2019.

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

The proceeds of the settlement and release agreements

have been deposited into interest bearing
accounts that earned less than $
0.1

million in the six months ended June 30, 2020, compared to $
0.1

in the six months ended June 30,
2019.

The interest was offset by $
0.5

million of payments during the six months ended June 30,

2020, compared to $
0.3

million of
payments in the six months ended June 30, 2019.

Due to the restricted nature of the proceeds, a corresponding deferred credit was
established in other non-current liabilities for an equal

and offsetting amount, and will remain until the restrictions lapse or the funds
are exhausted via payments of claims and costs of defense.
The following table provides a reconciliation of cash,

cash equivalents and restricted cash as of June 30, 2020 and 2019

,

and
December 31, 2019 and 2018:
June 30, December 31,
2020 2019 2019 2018
Cash and cash equivalents $
322,497
$
86,355
$
123,524
$
104,147
Restricted cash included in other current assets
85
—
353
—
Restricted cash included in other assets
19,173
20,103
19,678
20,278
Cash, cash equivalents and restricted cash $
341,755
$
106,458
$
143,555
$
124,425
Note 14 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the

six months ended June 30, 2020 were as follows:
Global
Specialty
Americas EMEA Asia/Pacific Businesses Total
Balance as of December 31, 2019 $
216,385
$
133,018
$
141,727
$
116,075

$
607,205
Goodwill acquired
—
531
—
—
531
Currency translation and other adjustments

(4,569)
(3,256)
5,940
(1,202)
(3,087)
Balance as of June 30, 2020 $
211,816
$
130,293
$
147,667
$
114,873

$
604,649
Other adjustments in the table above include updates

to the Company’s allocation

of the Houghton purchase price and associated
goodwill to each of the Company’s

reportable segments during the first six months of 2020.
Gross carrying amounts and accumulated amortization

for definite-lived intangible assets as of June 30, 2020 and December

31,
2019 were as follows:
Gross Carrying Accumulated
Amount Amortization
2020 2019 2020 2019
Customer lists and rights to sell $
781,188

$
792,362

$
72,803

$
49,932
Trademarks, formulations and product

technology

155,924

157,049

25,475

21,299
Other

6,266

6,261

5,684

5,776
Total definite

-lived intangible assets
$
943,378

$
955,672

$
103,962

$
77,007
The Company amortizes definite-lived intangible assets on

a straight-line basis over their useful lives.

The Company recorded
$
13.7

million and $
27.7

million of amortization expense for the three and six months ended June 30, 2020, respectively.

Comparatively,

the Company recorded $
1.8

million and $
3.6

million of amortization expense for the three and six months ended June
30, 2019, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

23
Estimated annual aggregate amortization expense for

the current year and subsequent five years is as follows:
For the year ended December 31, 2020 $
55,145
For the year ended December 31, 2021
54,885
For the year ended December 31, 2022
54,732
For the year ended December 31, 2023
54,515
For the year ended December 31, 2024
54,089
For the year ended December 31, 2025
53,418
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
As of March 31, 2020, the Company evaluated the initial imp

act of COVID-19 on the Company’s

operations, and the volatility
and uncertainty in the economic outlook as a result of

COVID-19 to determine if they indicated it was more likely

than not that the
carrying value of any of the Company’s

reporting units or indefinite-lived or long-lived assets was not recoverable.

The Company
concluded that the impact of COVID-19 did not represent

a triggering event as of March 31, 2020 with regards to the Company’s reporting units or indefinite-lived and long-lived assets, except for the Company’s Houghton

and Fluidcare trademark and tradename
indefinite-lived intangible assets.

The determination of estimated fair value of the Houghton

and Fluidcare trademark and tradename indefinite-lived assets was based on a relief from royalty valuation method which

requires management’s

judgment and often involves the use of significant
estimates and assumptions, including assumptions with respect to the weighted average cost of capital (“WACC”)

as well as projected
net sales.

In the first quarter of 2020, as a result of the impact of

COVID-19 driving a decrease in projected legacy Houghton

net sales
in the current year and the impact of the current year

decline on projected future legacy Houghton net sales as well as an increase in
the WACC

assumption utilized in the quantitative impairment assessment, the

Company concluded that the estimated fair values of
the Houghton and Fluidcare trademark and tradename

intangible assets were less than their carrying values.

As a result, an
impairment charge of $
38.0

million to write down the carrying values of these intangible assets to their estimated fair values was
recorded in the first quarter of 2020.

The Company’s estimate of fair

value and the carrying value of these Houghton and Fluidcare trademark and tradename indefinite-lived intangible assets as of

June 30, 2020 was $
204.0

million.

Comparatively, these indefinite-
lived intangible assets totaled $
242.0

million as of December 31, 2019.

In addition, the Company has other indefinite-lived intangible assets totaling $
1.1

million as of both June 30, 2020 and December 31, 2019.

As of June 30, 2020, the Company continued to evaluate the on

-going impact of COVID-19 on the Company’s

operations, and
the volatility and uncertainty in the economic outlook as a result of

COVID-19, to determine if this indicated it was more likely

than
not that the carrying value of any of the Company’s

reporting units or indefinite-lived or long-lived intangible assets were not
recoverable.

The Company concluded that the impact of COVID-19 did not represent a triggering event as of June 30, 2020 with
regards to any of the Company’s

reporting units or indefinite-lived and long-lived intangible assets.
While the Company concluded that the impact of COVID-19

did not represent a triggering event as of June 30, 2020 for any of its
other long-lived or indefinite-lived assets or reporting

units, the Company will continue to evaluate the impact of COVID-19 on the
Company’s current and

projected results.

If the current economic conditions worsen or projections of the timeline for recovery are
significantly extended, then the Company may conclude

in the future that the impact from COVID-19 requires the need to perform
further interim quantitative impairment tests, which could

result in additional impairment charges in the future.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

24
Note 15 – Debt

Debt as of June 30, 2020 and December 31, 2019

includes the following:
As of June 30, 2020 As of December 31, 2019
Interest
Outstanding

Interest
Outstanding

Rate Balance Rate Balance
Credit Facilities:
Revolver
1.67%
$
376,676
3.20%
$
171,169
U.S. Term Loan
2.10%
585,000
3.20%
600,000
EURO Term Loan
1.50%
147,584
1.50%
151,188
Industrial development bonds
5.26%
10,000
5.26%
10,000
Bank lines of credit and other debt obligations
Various
1,910
Various
2,608
Total debt
$
1,121,170
$
934,965
Less: debt issuance costs
(12,647)
(14,196)
Less: short-term and current portion of long-term debts
(38,217)
(38,332)
Total long

-term debt
$
1,070,306
$
882,437
Credit facilities
The Company’s primary

credit facility (as amended, the “New Credit Facility”) is comprised of a $
400.0

million multicurrency
revolver (the “Revolver”), a $
600.0

million term loan (the “U.S. Term

Loan”), each with the Company as borrower,

and a $
150.0
million (as of August 1, 2019) Euro equivalent term loan (the

“EURO Term Loan”

and together with the “U.S. Term

Loan”, the
“Term Loans”

)

with Quaker Chemical B.V.,

a Dutch subsidiary of the Company as borrower,

each with a five-year term maturing in
August 2024.

Subject to the consent of the administrative agent and certain other conditions, the Company may designate additional
borrowers.

The maximum amount available under the New Credit Facility can be increased by up to $
300.0

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
ceases to be reported.

The interest rate incurred on the outstanding borrowings under the New Credit Facility during the six months
ended June 30, 2020 was approximately
2.5
%.

In addition to paying interest on outstanding principal under the New Credit Facility,
the Company is required to pay a commitment fee ranging

from
0.2
% to
0.3
% depending on the Company’s

leverage ratio to the
lenders under the Revolver in respect of the unutilized

commitments thereunder.

The Company has unused capacity under the
Revolver of approximately $
15

million, net of bank letters of credit of approximately

$
8

million, as of June 30, 2020, as the Company
drew down most of the available capacity under the Revolver

in the second half of March 2020 as a precautionary measure

due to the
uncertainty of the impact of COVID-19 on the Company

as well as on the U.S. capital markets and bank liquidity,

among other
potential effects.

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

As of June 30, 2020 and
December 31, 2019, the Company was in compliance with all of the New Credit Facility covenants.

The Term Loans have

quarterly
principal amortization during their respective five-year

maturities, with
5.0
% amortization of the principal balance due in years 1 and
2,
7.5
% in year 3, and
10.0
% in years 4 and 5, with the remaining principal amount due at maturity.

During the six months ended June
30, 2020, the Company made two quarterly amortization payments related to the Term

Loans totaling $
18.7

million.

The New Credit
Facility is guaranteed by certain of the Company’s

domestic subsidiaries and is secured by first priority liens on substantially all of the
assets of the Company and the domestic subsidiary guarantors,

subject to certain customary exclusions.

The obligations of the Dutch
borrower are guaranteed only by certain foreign subsidiaries on an unsecured basis.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

25
The New Credit Facility required the Company to fix its variable interest rates on at least
20
% of its total Term

Loans.

In order to
satisfy this requirement as well as to manage the

Company’s exposure to variable

interest rate risk associated with the New Credit
Facility, in November

2019, the Company entered into $
170.0

million notional amounts of three-year interest rate swaps at a base rate
of
1.64
% plus an applicable margin as provided in the

New Credit Facility, based on

the Company’s consolidated

net leverage ratio.

At the time the Company entered into the swaps, and

as of June 30, 2020, this aggregate rate was
3.1
%.

See Note 18 of Notes to
Condensed Consolidated Financial Statements.
The Company capitalized $
23.7

million of certain third-party debt issuance costs in connection with executing the New Credit
Facility.

Approximately $
15.5

million of the capitalized costs were attributed to the Term

Loans and recorded as a direct reduction of
long-term debt on the Company’s

Condensed Consolidated Balance Sheet.

Approximately $
8.3

million of the capitalized costs were
attributed to the Revolver and recorded within other assets on the Company’s Condensed Consolidated

Balance Sheet.

These
capitalized costs are being amortized into interest expense

over the five-year term of the New Credit Facility.

As of June 30, 2020 and
December 31, 2019, the Company had $
12.6

million and $
14.2

million, respectively,

of debt issuance costs recorded as a reduction of
long-term debt.

As of June 30, 2020 and December 31, 2019, the Company

had $
6.7

million and $
7.6

million, respectively, of

debt
issuance costs recorded within other assets.

Industrial development bonds
As of June 30, 2020 and December 31, 2019, the Company

had fixed rate, industrial development authority bonds totaling

$
10.0
million in principal amount due in 2028.

These bonds have similar covenants to the New Credit Facility noted

above.
Bank lines of credit and other

debt obligations
The Company has certain unsecured bank lines of credit

and discounting facilities in one of its foreign subsidiaries, which are not
collateralized.

The Company’s other debt

obligations primarily consist of certain domestic and foreign low interest rate or interest-
free municipality-related loans, local credit facilities of

certain foreign subsidiaries and capital lease obligations.

Total unused
capacity under these arrangements as of June 30, 2020

was approximately $
37

million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s only other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of June 30, 2020 were approximately $14 million.
For the three and six months ended June 30, 2020,

the Company incurred the following debt related expenses included within
Interest expense, net, in the Condensed Consolidated Statements of Operations:
Three Months Ended Six Months Ended
June 30, June 30,
2020 2019 2020 2019
Interest expense $
5,951
$
1,255
$
13,663
$
2,427
Amortization of debt issuance costs
1,188
28
2,375
70
Total $
7,139
$
1,283
$
16,038
$
2,497
Based on the variable interest rates associated with the New

Credit Facility, as of June

30, 2020 and December 31, 2019, the
amounts at which the Company’s

total debt were recorded are not materially different

from their fair market value.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

26
Note 16 – Equity
The following tables present the changes in equity,

net of tax, for the three and six months ended June 30, 2020 and 2019:
Accumulated
Capital in Other
Common Excess of Retained Comprehensive Noncontrolling
Stock Par Value Earnings Loss Interest Total
Balance at March 31, 2020 $
17,752
$
888,533
$
376,853
$
(121,524)
$
418
$
1,162,032
Net (loss) income
—
—
(7,735)
—
13
(7,722)
Amounts reported in other comprehensive

income
—
—
—
12,260
1
12,261
Dividends ($
0.385

per share)
—
—
(6,853)
—
—
(6,853)
Share issuance and equity-based
compensation plans
48
7,575
—
—
—
7,623
Balance at June 30, 2020 $
17,800
$
896,108
$
362,265
$
(109,264)
$
432
$
1,167,341
Balance at March 31, 2019 $
13,334
$
96,832
$
413,992
$
(79,167)
$
1,372
$
446,363
Net income
—
—
15,591
—
58
15,649
Amounts reported in other comprehensive

income
—
—
—
286
24
310
Dividends ($
0.385

per share)
—
—
(5,135)
—
—
(5,135)
Share issuance and equity-based
compensation plans
4
770
—
—
—
774
Balance at June 30, 2019 $
13,338
$
97,602
$
424,448
$
(78,881)
$
1,454
$
457,961
The retained earnings and total equity amounts included

in the table above as of March 31, 2020 reflect certain immaterial adjustments made in the second quarter of 2020 to the Company’s cumulative effect of an accounting change effective

January 1,
2020.

See Note 3 of Notes to Condensed Financial Statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

27
Accumulated
Capital in Other
Common Excess of Retained Comprehensive Noncontrolling
Stock Par Value Earnings Loss Interest Total
Balance at December 31, 2019 $
17,735
$
888,218
$
412,979
$
(78,170)
$
1,604
$
1,242,366
Cumulative effect of an accounting change
—
—
(911)
—
—
(911)
Balance at January 1, 2020
17,735
888,218
412,068
(78,170)
1,604
1,241,455
Net (loss) income
—
—
(36,116)
—
50
(36,066)
Amounts reported in other comprehensive

loss
—
—
—
(31,094)
(131)
(31,225)
Dividends ($
0.770

per share)
—
—
(13,687)
—
—
(13,687)
Acquisition of noncontrolling interest
—
(707)
—
—
(340)
(1,047)
Distribution to noncontrolling interest
affiliate shareholders
—
—
—
—
(751)
(751)
Share issuance and equity-based
compensation plans
65
8,597
—
—
—
8,662
Balance at June 30, 2020 $
17,800
$
896,108
$
362,265
$
(109,264)
$
432
$
1,167,341
Balance at December 31, 2018 $
13,338
$
97,304
$
405,125
$
(80,715)
$
1,317
$
436,369
Cumulative effect of an accounting change
—
—
(44)
—
—
(44)
Balance at January 1, 2019
13,338
97,304
405,081
(80,715)
1,317
436,325
Net income
—
—
29,435
—
114
29,549
Amounts reported in other comprehensive

income
—
—
—
1,834
23
1,857
Dividends ($
0.755

per share)
—
—
(10,068)
—
—
(10,068)
Share issuance and equity-based
compensation plans
—
298
—
—
—
298
Balance at June 30, 2019 $
13,338
$
97,602
$
424,448
$
(78,881)
$
1,454
$
457,961

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

28
The following tables show the reclassifications from and

resulting balances of AOCI for the three and six months ended

June 30,
2020 and 2019:
Defined Unrealized
Currency Benefit
(Loss) Gain in

Translation Pension
Available-for

-
Derivative
Adjustments Plans Sale Securities Instruments Total
Balance at March 31, 2020 $
(99,187)
$
(17,576)
$
(460)
$
(4,301)
$
(121,524)
Other comprehensive income (loss) before

reclassifications
10,550
(336)
2,128
(144)
12,198
Amounts reclassified from AOCI
—
600
(93)
—
507
Current period other comprehensive income (loss)
10,550
264
2,035
(144)
12,705
Related tax amounts
—
(51)
(427)
33
(445)
Net current period other comprehensive income (loss)

10,550
213
1,608
(111)
12,260
Balance at June 30, 2020 $
(88,637)
$
(17,363)
$
1,148
(4,412)
$
(109,264)
Balance at March 31, 2019 $
(49,753)
$
(29,845)
$
431
$
—
$
(79,167)
Other comprehensive (loss) income before
reclassifications
(543)
(79)
432
—
(190)
Amounts reclassified from AOCI
—
732
(43)
—
689
Current period other comprehensive (loss) income
(543)
653
389
—
499
Related tax amounts
—
(131)
(82)
—
(213)
Net current period other comprehensive (loss) income
(543)
522
307
—
286
Balance at June 30, 2019 $
(50,296)
$
(29,323)
$
738
$
—
$
(78,881)
Defined Unrealized
Currency Benefit
Gain (Loss) in

Translation Pension
Available-for

-
Derivative
Adjustments Plans Sale Securities Instruments Total
Balance at December 31, 2019 $
(44,568)
$
(34,533)
$
1,251
$
(320)
$
(78,170)
Other comprehensive (loss) income before
reclassifications
(44,069)
492
(8)
(5,315)
(48,900)
Amounts reclassified from AOCI
—
24,966
(125)
—
24,841
Current period other comprehensive (loss) income
(44,069)
25,458
(133)
(5,315)
(24,059)
Related tax amounts
—
(8,288)
30
1,223
(7,035)
Net current period other comprehensive (loss) income
(44,069)
17,170
(103)
(4,092)
(31,094)
Balance at June 30, 2020 $
(88,637)
$
(17,363)
$
1,148
$
(4,412)
$
(109,264)
Balance at December 31, 2018 $
(49,322)
$
(30,551)
$
(842)
$
—
$
(80,715)
Other comprehensive (loss) income before

reclassifications
(974)
81
2,139
—
1,246
Amounts reclassified from AOCI
—
1,465
(139)
—
1,326
Current period other comprehensive (loss) income
(974)
1,546
2,000
—
2,572
Related tax amounts
—
(318)
(420)
—
(738)
Net current period other comprehensive (loss) income
(974)
1,228
1,580
—
1,834
Balance at June 30, 2019 $
(50,296)
$
(29,323)
$
738
$
—
$
(78,881)
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

29
Note 17 – Fair Value

Measurements

The Company has valued its company-owned life insurance

policies at fair value.

These assets are subject to fair value
measurement as follows:

Fair Value

Measurements at June 30, 2020
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance $
1,711
$
—
$
1,711
$
—
Total $
1,711
$
—
$
1,711
$
—

Fair Value

Measurements at December 31, 2019
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance

$
1,782
$
—
$
1,782
$
—
Total $
1,782
$
—
$
1,782
$
—
The fair values of Company-owned life insurance assets are based on quotes for like instruments with similar credit ratings and terms.

The Company did not hold any Level 3 investments as of

June 30, 2020 or December 31, 2019, respectively,

so related
disclosures have not been included.

Note 18 – Hedging Activities
As previously disclosed in its 2019 Form 10-K, in order to

satisfy certain requirements of the New Credit Facility as well as to manage the Company’s exposure

to variable interest rate risk associated with the New Credit Facility,

in November 2019, the
Company entered into $
170.0

million notional amounts of three-year interest rate swaps.

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
and six months ended June 30, 2019.

The balance sheet classification and fair values of the

Company’s derivative instruments,

which are Level 2 measurements, are as
follows:
Fair Value
Condensed Consolidated June 30, December 31,
Balance Sheet Location 2020 2019
Derivatives designated as cash flow hedges:
Interest rate swaps Other non-current liabilities $
5,730
$
415
$
5,730
$
415
The following table presents the net unrealized loss deferred to

AOCI:
June 30, December 31,
2020 2019
Derivatives designated as cash flow hedges:
Interest rate swaps AOCI $
4,412
$
320
$
4,412
$
320
The following table presents the net gain reclassified from

AOCI to earnings:
Three Months Ended Six Months Ended
June 30, June 30,
2020 2019 2020 2019
Amount and location of expense reclassified
from AOCI into Expense (Effective Portion) Interest expense, net $
(483)
$
—
$
(465)
$
—

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

30
Interest rate swaps are entered into with a limited number

of counterparties, each of which allows for net settlement

of all
contracts through a single payment in a single currency

in the event of a default on or termination of any one

contract.

As such, in
accordance with the Company’s

accounting policy,

these derivative instruments are recorded on a net basis within the Condensed
Consolidated Balance Sheets.
Note 19 – Commitments and Contingencies
The Company previously disclosed in its 2019 Form 10-K

that AC Products, Inc. (“ACP”), a wholly owned subsidiary,

has been
operating a groundwater treatment system to hydraulically

contain groundwater contamination emanating from ACP’s

site, the
principal contaminant of which is perchloroethylene.

As of June 30, 2020, ACP believes it is close to meeting the conditions for
closure of the groundwater treatment system, but continues

to operate this system while in discussions with the relevant authorities.

As of June 30, 2020, the Company believes that the range

of potential-known liabilities associated with the balance

of the ACP water
remediation program is approximately $
0.1

million to $
1.0

million.

The low and high ends of the range are based on the length of operation of the treatment system as determined

by groundwater modeling.

Costs of operation include the operation and maintenance
of the extraction well, groundwater monitoring and progr

am management.

The Company previously disclosed in its 2019 Form 10-K

that an inactive subsidiary of the Company that was acquired in 1978
sold certain products containing asbestos, primarily

on an installed basis, and is among the defendants in numerous lawsuits alleging
injury due to exposure to asbestos.

During the three and six months ended June 30, 2020,

there have been no significant changes to
the facts or circumstances of this previously disclosed matter,

aside from on-going claims and routine payments associated with this
litigation.

Based on a continued analysis of the existing and anticipated future claims against this subsidiary,

it is currently projected
that the subsidiary’s total

liability over the next 50 years for these claims is approximately

$
0.5

million (excluding costs of defense).
The Company previously disclosed in its 2019 Form 10-K

that as a result of the closing of the Combination, the Company is now
party to Houghton environmental matters related to certain

domestic and foreign properties currently or previously

owned.

These
environmental matters primarily require the Company

to perform long-term monitoring as well as operating and maintenance at each
of the applicable sites.

During the three and six months ended June 30, 2020, there

have been no significant changes to the facts or
circumstances of these previously disclosed matters, aside from on-going monitoring and maintenance activities and routine payments associated with each of the sites.

The Company continually evaluates its obligations related

to such matters, and based on historical
costs incurred and projected costs to be incurred over

the next 28 years, has estimated the present value range of costs for all of the
Houghton environmental matters, on a discounted

basis, to be between approximately $
5

million and $
6

million as of June 30, 2020,
for which $
5.8

million was accrued within other accrued liabilities and other non-current liabilities on the Company’s

Condensed
Consolidated Balance Sheet as of June 30, 2020.

Comparatively, as of

December 31, 2019, the Company had $
6.6

million accrued for
with respect to these matters.
The Company believes, although there can be no assurance

regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.

Approximately $
0.1
million and $
0.2

million were accrued as of June 30, 2020 and December

31, 2019, respectively,

to provide for such anticipated future
environmental assessments and remediation costs.

The Company is party to other litigation which management

currently believes will not have a material adverse

effect on the
Company’s results of

operations, cash flows or financial condition.

In addition, the Company has an immaterial amount of contractual purchase obligations.
Note 20 – COVID-19 Global Pandemic
In early 2020, a global outbreak of COVID-19 occurred

initially in China and then across all locations where the Company does business, and which is continuing into the second half of

the year.

In March 2020, the World

Health Organization formally identified
the COVID-19 outbreak as a pandemic.

In an effort to halt the outbreak of COVID-19, the governments of impacted countries,
including but not limited to the United States, the European

Union, and China, have taken various actions to reduce

its spread,
including travel restrictions, shutdowns of businesses deemed nonessential, and stay-at-home or similar orders.

This outbreak and
associated measures to reduce its spread have caused

significant disruptions

to the operations of the Company and its suppliers and
customers.

The disruptions and negative impact to the Company

include significant volume declines and lower net sales first at its
China subsidiaries in the first quarter of 2020 and

subsequently, particularly

beginning in the second half of March and into the second
quarter, at many of its other

sites globally as the global economy slowed significantly in response to the pandemic.

Management
continues to monitor the impact that the COVID-19 pandemic

is having on the Company,

the overall specialty chemical industry,

and
the economies and markets in which the Company operates.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

31
Further, management continues to

evaluate how COVID-19-related circumstances, such as remote

work arrangements, have
affected financial reporting processes, internal control

over financial reporting, and disclosure controls and procedures.

While the
circumstances have presented and are expected to continue

to present challenges, at this time, management does not believe

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

The Company cannot reasonably estimate the magnitude of the effects these
conditions will have on the Company’s

operations as they are subject to significant uncertainties relating to the ultimate geographic
spread of the virus, the incidence and severity of

the disease, the duration or recurrence of the outbreak, the length of the travel
restrictions and business closures imposed by governments

of impacted countries, and the economic response by governments of
impacted countries.

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
.
As used in this Report, the terms “Quaker Houghton

”, the “Company”, “we” and “our” refer to Quaker Chemical

Corporation
(doing business as Quaker Houghton),

its subsidiaries, and associated companies, unless the context otherwise requires.

As used in
this Report, the term Legacy Quaker refers to the Company

prior to closing its combination with Houghton International,

Inc.
(“Houghton”) (herein referred to as the “Combination”)

on August 1, 2019.

Throughout this Quarterly Report on Form 10-Q (the
“Report”),

all figures presented, unless otherwise stated, reflect the results of operations of the combined company for the three and
six months ended June 30, 2020 and Legacy Quaker for the

three and six months ended June 30,

2019.

Executive Summary
Quaker Houghton is a global leader in industrial process

fluids.

With a presence around the world,

including operations in over 25
countries, our customers include thousands of the world’s

most advanced and specialized steel, aluminum, automotive, aerospace, offshore, can, mining, and metalworking

companies.

Our high-performing, innovative and sustainable solutions are backed by best-
in-class technology,

deep process knowledge, and customized services. Quaker

Houghton is headquartered in Conshohocken,
Pennsylvania, located near Philadelphia in the United States.

The Company’s second

quarter of 2020 performance was dramatically affected

by the COVID-19 pandemic and its impact on the
global economy,

including most of the Company’s

end customers.

However, the second quarter of 2020

performance was also
relatively consistent with the Company’s

guidance as of the end of the first quarter.

Net sales of $286.0 million in the second quarter
of 2020 increased 39% compared to $205.9 million

in the second quarter of 2019, due primarily to the inclusion of $142.5 million of
Houghton and Norman Hay plc (“Norman Hay”) net

sales.

Excluding Houghton and Norman Hay net sales, the Company’s

net sales
would have declined approximately 30% quarter-over-quarter,

primarily driven by a decrease in sales volumes of approximately

27%
due to the impacts of COVID-19 and a negative impact

from foreign exchange of 4%.

The Company’s gross profit and

selling,
general and administrative expenses (“SG&A”) also increased

due to the inclusion of Houghton and Norman Hay quarter-over-
quarter, but both were also negatively

impacted by foreign exchange and benefited by the realization of cost savings associated with
the Combination as well as the impact of lower SG&A due

to the sales decline and further cost saving measures put in place to help
offset the impacts of COVID-19.

The Company reported a second quarter of 2020

net loss of $7.7 million or $0.43 per diluted share compared to second quarter of
2019 net income of $15.6 million or $1.17 per diluted share.

The second quarter of 2020 net loss was primarily driven

by the negative
impact of COVID-19.

Excluding costs associated with the Combination and other non-core items in each period, the Company’s

non-
GAAP earnings per diluted share were $0.21 in the

second quarter of 2020 compared to $1.56 in the prior year second quarter.

Prior
year second quarter earnings per share do not reflect the

additional 4.3 million shares issued as part of the consideration for the
Combination.

The Company’s adjusted EBITDA increased

to $32.1 million in the second quarter of 2020 compared

to $31.4 million
in the prior year quarter primarily due to the Combination,

the inclusion of Norman Hay and the benefits of cost savings realized from
the Combination,

which were largely offset

by the current quarter negative impacts of COVID-19 and foreign exchange.

See the Non-
GAAP Measures section of this Item below,

as well as other items discussed in the Company’s

Consolidated Operations Review in the
Operations section of this Item, below.

During the third quarter of 2019 and in connection with the

Combination, the Company established a new reportable

segment
structure that consists of four segments: (i) Americas; (ii)

Europe, Middle East and Africa (“EMEA”); (iii) Asia/Pacific;

and (iv)
Global Specialty Businesses.

The Company’s 2020

operating performance by reportable segment reflected the

positive impact of
Houghton’s performance

in all of its segments and Norman Hay in its Global Specialty

Businesses segment.

Without the inclusion of
Houghton and Norman Hay,

net sales would have been lower in all segments compared

to the prior year, primarily driven by declines
in volume due to the negative impacts of COVID-19 on

the Company’s end markets and

negative foreign currency translation in all
segments due to a stronger U.S. dollar quarter-over-quart

er.

As reported, segment operating earnings were higher

in most segments
compared to 2019 which also reflects the inclusion of Houghton and Norman Hay partially offset by the negative

impacts of COVID-
19 and the impact of fixed manufacturing

costs on dramatically lower volumes compared to the Company’s normal production levels.

Additional details of each segment’s

operating performance are further discussed in the Company’s reportable segments review,

in the
Operations section of this Item, below.

The Company had net operating cash flow of approximately

$24.5 million in the second quarter of 2020 compared $22.4

million in
the second quarter of 2019, resulting in an 99% increase

in its current year-to-date net operating cash flow

to $44.7 million compared
to $22.4 million in the first six months of 2019.

The increase in net operating cash flow year-over-year

was driven by the inclusion of
Houghton and Norman Hay earnings as well as changes

in cash flows related to working capital.

The key drivers of the Company’s
operating cash flow and working capital are further discussed in the Company’s Liquidity

and Capital Resources section of this Item,
below.
Overall, the Company’s

second quarter results were significantly impacted by the global economic slowdown due to COVID-19,
but the performance was largely consistent with

the Company’s expectations

in light of the COVID-19 pandemic.

The Company saw
significant volume declines across the globe due to the impact of COVID-19, certain domestic volume weakness due

to the declines in

Quaker Chemical Corporation
Management’s Discussion and Analysis

the aerospace industry and foreign exchange headwinds

due to a stronger U.S. dollar.

Despite these impacts, the Company was able to
generate significant cash flow,

continue to pay its regular dividends, pay down its debt and continue to execute its integration plans for
the Combination.

The current global economic slowdown and other impacts

due to COVID-19 pose an unprecedented challenge, but the

Company
expects to successfully navigate this downturn

as the Company has demonstrated the ability,

now and in the past, to respond quickly
to changing market conditions.

The Company also expects to maintain sufficient

liquidity and compliance with debt covenants
despite these difficult economic times.

The Company expects that its integration synergies

and additional cost savings actions as well
as continuing share gain in the marketplace will help

the Company during these challenging times, and,

coupled with the benefit of a
projected gradual rebound in demand in the Company’s

end markets,

will help drive significant adjusted EBITDA growth in 2021

and
2022.

Impact of COVID-19

In early 2020, the global outbreak of COVID-19

negatively impacted all locations where the Company

does business.

Although
the Company has now experienced a full quarter reflecting

the impacts of COVID-19, the full extent of the outbreak

and related
business impacts still remain uncertain and, therefore,

the full extent to which COVID-19 may impact the Company’s

results of
operations or financial condition is uncertain.

This outbreak has significantly disrupted the operations of the

Company and its
suppliers and customers.

The Company has experienced significant volume declines and

lower net sales as further described in this
section, first at its China subsidiaries in the first quarter of 2020 and subsequently,

particularly beginning in the second half of March
and into the second quarter, throughout

the rest of the business due to the global economic slowdown brought on by COVID-19.

Management continues to monitor the impact that the COVID-19 pandemic is having on the Company,

the overall specialty chemical
industry and the economies and markets in which the

Company operates.

Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot, as
of the date of this Report, reasonably estimate the

magnitude or the full extent of the impact to its future results of operations or to the
ability of it or its customers to resume more normal

operations, even as certain restrictions are lifted.

A prolonged outbreak or
resurgence and period of continued restrictions

on day-to-day life and business operations would likely result in volume declines and
lower net sales for the later periods of 2020, as compared

to the prior year.

To the extent that the

Company’s customers and suppliers
continue to be significantly and adversely impacted by

COVID-19, this could reduce the availability,

or result in delays, of materials
or supplies to or from the Company,

which in turn could significantly interrupt the Company’s

business operations.

Given this
ongoing uncertainty,

the Company anticipates that its future results of operations, including the results for the remainder of 2020,
could be significantly adversely impacted by COVID-19.

Further, management continues to

evaluate how COVID-19-related circumstances, such as remote

work arrangements, have
affected financial reporting processes and systems, internal control over financial reporting, and disclosure controls and procedures.

While the circumstances have presented and are expected

to continue to present challenges, at this time, management

does not believe
that COVID-19 has had a material impact on financial

reporting processes, internal controls over financial reporting,

and disclosure
controls and procedures.

For additional information regarding the potential impact of COVID-19,

see Item 1A of Part II of this
Report.

The Company’s top

priority is, and especially during this pandemic remains, to protect the health and safety of its employees and
customers, while working to ensure business continuity

to meet customers’ needs:

●

Our People

– The Company has taken steps to protect the health and wellbeing of its people in affected areas through various
actions, including enabling work at home where needed and

possible, and employing social distancing standards,
implementing travel restrictions where applicable, enhancing onsite hygiene practices, and instituting visitation restrictions at
the Company’s facilities.

The Company does not expect that it will incur material

expenses implementing health and safety
policies for employees, contractors, and customers.

●

Our Operations

– Currently, all of

the Company’s 34 production

facilities worldwide are open and operating and are deemed
as essential businesses in the jurisdictions where they are

operating.

The Company believes it has been able to meet the
needs of all its customers across the globe despite the

current economic challenges.

●

Our Business Conditions

– The Company’s second

quarter of 2020 results were consistent with expectations.

Demand
decreased as many customers reduced production levels, and in some cases, temporarily shut down their facilities during the second quarter of 2020.

All four of the Company’s reportable

segments showed significant declines in volumes and

net sales
due to COVID-19 with the Americas being the most impacted and

Asia/Pacific being the least impacted.

April and May
were the worst months of the quarter as many customers

globally were shut down or operating at reduced rates, especially in
the automotive sector.

In June, the Company began to see net sales increase in all reportable segments.

The Company
currently expects that the impact from COVID-19 in the second quarter of 2020 will be the most severe and expects a gradual

Quaker Chemical Corporation
Management’s Discussion and Analysis

quarterly improvement sequentially throughout the remainder of the year, subject to the effective containment

of the virus
and its effects.

However, it remains highly uncertain

as to how long the global pandemic and related economic challenges will last and when and to what extent our customers’ businesses will recover.

●

Our Actions

– The Company has taken actions to conserve cash and

reduce costs.

Some of the actions taken include
eliminating all discretionary expenditures, delaying or

freezing salary increases where legally permitted, reducing executives’
salaries, lowering targeted capital expenditures

by approximately 30%, and accelerating and fine-tuning the Company’s integration plan.

These initiatives have been designed and implemented so that the Company can successfully manage
through this challenging situation while continuing

to protect the health of its employees, meet customers’ needs,

maintain
the Company’s long

-term competitive advantages and above-market growth,

and enable it to continue to effectively integrate
with Houghton.

While the Company has taken a number of actions to protect our workforce, to continue to serve our
customers with excellence and to conserve cash and

reduce costs, which have been effective thus far,

further actions to
respond to the pandemic and its effects may be

necessary as conditions continue to evolve.

Liquidity and Capital Resources
At June 30, 2020, the Company had cash, cash equivalents and restricted cash of $341.8 million, including $19.3 million of restricted cash.

Total cash, cash equivalents

and restricted cash was $143.6 million at December 31, 2019, which included $20.0
million of restricted cash.

The $198.2 million increase in cash, cash equivalents and

restricted cash was the net result of $168.7
million of cash provided by financing activities and $44.7

million of cash provided by operating activities, partially

offset by $10.6
million of cash used in investing activities and a $4.6

million negative impact due to the effect of

foreign currency translation on cash.

Net cash flows provided by operating activities were $44.7

million in the first six months of 2020 compared to $22.4

million in
the first six months of 2019.

The Company’s current

year operating cash flow increase was largely due to the

inclusion of Houghton
and Norman Hay earnings, which were not included

in the prior year, as well as slightly lower outflows

related to working capital in
the current quarter largely due to the decline

in sales due to the impact of COVID-19 including its impact on working capital levels.

The Company had higher cash dividends received from

its associated companies year-over-year,

including $5.0 million received from
the Company’s joint venture

in Korea in the first quarter of 2020.

Net cash flows used in investing activities were $10.6

million in the first six months of 2020 compared to $5.8 million in the first
six months of 2019.

This increase in cash outflows was driven by higher investments in property, plant and equipment

due to the
inclusion of Houghton and Norman Hay expenditures in

2020 including higher capital expenditures related to integrating the
companies during the six months ended June 30,

2020.

Also, in the current year, the Company finalized

its post-closing adjustment
related to Norman Hay for approximately $3.2 million,

whereas the Company had a prior year payment of $0.5 million to finalize the
acquisition of certain formulations and product technology

in the mining industry.

Net cash flows provided by financing activities were $168.7 million in the first six months of 2020 compared to cash used in
financing activities of $35.3 million in the first six months of 2019.

The $204.0 million increase in net cash flows was due primarily to additional borrowings of $205.5 million on the Company’s

revolving credit facility in the current year compared to

payments of
$24.0 million in the prior year.

As a precautionary measure in response to the economic uncertainty related to COVID-19, the
Company drew down most of the available liquidity

on its revolving credit facility during the second half of March

2020, which drove
the large change in borrowings compared

to the prior year.

This increase in borrowings was partially offset

by $18.7 million of
scheduled repayments under the Company’s

term loan agreement.

In addition, the Company paid $13.7 million of cash dividends during the first six months of 2020, a $3.8 million or

38% increase in cash dividends compared to the prior year,

primarily due to the
approximately 4.3 million shares issued at closing of

the Combination, as well as the prior year cash dividend per share increase
initiated in May 2019.

Finally, during the

first six months of 2020, the Company used $1.0 million to

purchase the remaining
noncontrolling interest in its South Africa affiliate.

Prior to this buyout, the Company’s

South Africa affiliate made a distribution to
the prior noncontrolling affiliate shareholder

of approximately $0.8 million in the first six months of

2020.

There were no similar
noncontrolling interest activities in the first six months

of 2019.

As previously disclosed in its Annual Report on Form 10

-K for the year ended December 31, 2019 (the “2019 Form

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

1, 2019, the New Credit Facility became effective

,
replacing the Company’s

previous credit facility.

See Note 2 and Note 15 of Notes to Condensed Consolidated

Financial Statements.

Quaker Chemical Corporation
Management’s Discussion and Analysis

As of June 30, 2020, the Company had New Credit Facility borrowings outstanding of $1,109.3 million.

As of December 31,
2019, the Company had New Credit Facility borrowings

outstanding of $922.4 million.

The Company has unused capacity under the
Revolver of approximately $15 million, net of bank

letters of credit of approximately $8 million, as of June 30

,

2020.

As mentioned
above, the Company drew down most of the available

capacity on the Revolver in the second half of March 2020

as a precautionary
measure in response to the economic uncertainty

related to COVID-19.

The Company’s other debt obligations

are primarily industrial
development bonds, bank lines of credit and municipality

-related loans, which totaled $11.9 million

as of June 30, 2020 and $12.6
million as of December 31, 2019, respectively.

Total unused capacity

under these arrangements as of June 30, 2020 was
approximately $37 million.

The Company’s total net debt

as of June 30, 2020 was $798.7 million.

As of June 30,

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

on the Company’s consolidated

net leverage ratio.
At the time the Company entered into the swaps, and

as of June 30, 2020, this aggregate rate was 3.1%.

The Company expects to realize Combination cost

synergies on a pro forma combined company

basis of $53 million in 2020, $65
million in 2021 and $75 million in 2022.

The Company estimates that it realized approximately $22 million of cost savings during the
first six months of 2020 on a combined company pro

forma basis, increasing its cumulative synergies

realized in the eleven months
since closing of the Combination to approximately $29

million.

The Company expects to incur additional costs and

make associated cash payments to integrate Quaker

and Houghton and
continue realizing the Combination’s

total anticipated cost synergies.

The Company expects cash payments,
including those pursuant
to the QH Program, described below,

but excluding incremental capital expenditures related to the

Combination, will generally
approximate one-times its total anticipated cost synergies.

The Company expects to incur these costs over a three-year

period post-
close, with a significant portion of these costs incurred

or expected to be incurred in 2019 and the current year.

The Company
incurred $16.5 million of total Combination,

integration and other acquisition-related expenses in the first six months of 2020,
including $0.8 million of accelerated depreciation, described in the Non-GAAP measures of this Item below.

The Company had
aggregate net cash outflows of approximately $13.8 million

related to the Combination,

integration and other acquisition-related
expenses during the first six months of 2020.

Comparatively, during the

first six months of 2019, the Company incurred $10.8 million of total Combination,

integration and other acquisition-related expenses, including

$1.7 million of ticking fees, described in the Non-
GAAP Measures of this Item below,

and aggregate net cash outflows related to these costs were $10.4

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

In connection with the plans for closure of certain manufacturing and non-
manufacturing facilities, the Company made a decision

to make available for sale certain facilities during the second quarter of 2020
resulting in the reclassification of approximately $11.7

million of buildings and land to other current assets as of June 30,

2020.

The
Company expects to receive amounts in excess of

net book value for the properties held for sale.

Additionally, as a result

of the QH
Program, the Company recognized $2.2 million of restructuring and related charges in the first six months of 2020.

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
program.

The Company made cash payments related to the settlement of

restructuring liabilities under the QH Program during the
first six months of 2020 of approximately $9.6 million.

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

$1.8 million, subject to final true up adjustments.

In July 2020, the Company
finalized the amount of liability and related annuity

payments and expects to receive a refund in premium of approximately

$2 million
in August 2020.

In addition, the Company recorded a non-cash pension settlement charge at plan termination of approximately $22.7
million.

As of June 30, 2020, the Company’s

gross liability for uncertain tax positions, including interest and penalties, was $28.0 million.
The Company cannot determine a reliable estimate of

the timing of cash flows by period related to its uncertain tax position liability.
However, should the entire liability

be paid, the amount of the payment may be reduced by up

to $8.0 million as a result of offsetting
benefits in other tax jurisdictions.

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

The Company’s liquidity is affected

by many factors,
some based on normal operations of our business and

others related to the impact of the pandemic on our business and on global
economic conditions as well as industry uncertainties, which we cannot predict.

We also cannot predict

economic conditions and
industry downturns or the timing, strength or duration

of recoveries.

We may seek,

as we believe appropriate, additional debt or
equity financing which would provide capital for corporate

purposes, working capital funding, additional liquidity needs or to fund
future growth opportunities, including possible acquisitions and investments.

The timing and amount of potential capital requirements
cannot be determined at this time and will depend

on a number of factors, including the actual and projected

demand for our products,
specialty chemical industry conditions, competitive factors,

and the condition of financial markets, among others.

Critical Accounting Policies and Estimates
The Company’s critical accounting

policies and estimates, as set forth in its 2019 Form 10-K remain materially consistent.

However, due to the current impact

as well as the volatility and uncertainty in the economic outlook as a result of COVID-19, the
Company re-evaluated certain of its estimates, most notably

its estimates and assumptions with regards to goodwill and

other
intangible assets during the first quarter of 2020.

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

The
Company continuously evaluates if triggering events indicate a possible impairment in one or more of its indefinite

-lived or long-lived
assets.

As of March 31, 2020, the Company evaluated the initial impact of COVID-19 on the Company’s

operations, as well as the
volatility and uncertainty in the economic outlook as a

result of COVID-19,

to determine if this indicated it was more likely than not
that the carrying value of any of the Company’s

indefinite-lived or long-lived assets was not recoverable.

While the impact of
COVID-19 has already had a negative effect

on the Company’s operations

and was expected to significantly impact the Company’s
full year 2020 results, in evaluating if a triggering

event was present for one or more of the Company indefinite-lived or long-lived
assets, the Company also considered the carrying value

and estimated fair value for each asset, as well as the Company’s expected
impact from COVID-19 on each specific asset.

The Company concluded that the impact of COVID-19

did not represent a triggering
event as of March 31, 2020 with regards to the Company’s

indefinite-lived and long-lived assets, except for the Company’s

Houghton
and Fluidcare trademark and tradename indefinite

-lived intangible assets.

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
net sales.

In completing the interim quantitative impairment

assessment as of March 31, 2020, the Company used a WACC
assumption of approximately 10% as well as current year

forecasted net sales and management’s

estimates with respect to future net
sales growth rates specific to legacy Houghton’s

net sales.

As a result of an increase in the WACC

assumption as of March 31, 2020,
compared to the prior year fourth quarter annual impairment

assessment, and the significant current year decline in projected legacy
Houghton net sales due to the impact of COVID-19,

the Company concluded that the estimated fair values of these intangib le assets
were less than their carrying values and that an

impairment charge to write down their carrying values

to their estimated fair values

Quaker Chemical Corporation
Management’s Discussion and Analysis

was warranted.

This resulted in a first quarter of 2020 non-cash impairment charge of $38.0 million for these indefinite-lived
intangible assets.

The Company performed a qualitative assessment over these

indefinite-lived intangible assets as of June 30, 2020
and concluded that no further impairment indicators existed.

The book value of these assets as of June 30, 2020 was $204.0 million.

As of June 30, 2020, the Company continued to evaluate the on

-going impact of COVID-19 on the Company’s

operations, and
the volatility and uncertainty in the economic outlook as a result of

COVID-19 to determine if again this indicated it was more

likely
than not that the carrying value of any of the Company’s

reporting units or indefinite-lived or long-lived assets was not recoverable.

The Company concluded that the impact of COVID-19 did

not represent a triggering event as of June 30, 2020

with regards to any of
the Company’s repor

ting units or indefinite-lived and long-lived assets.

If the current economic conditions worsen or projections of
the timeline for recovery are significantly extended, then

the Company may conclude in the future that the impact from

COVID-19
requires

the need to perform further interim quantitative impairment

tests, which could result in additional impairment charges

in the
future.
Non-GAAP Measures
The information in this Report includes non-GAAP (unaudited)

financial information that includes EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP operating

income, non-GAAP operating margin, non-GAAP net income

and non-GAAP
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

The Company presents EBITDA which is calculated as net (loss)

income attributable to the Company before depreciation

and
amortization, interest expense, net, and taxes on (loss) income before equity in net income of associated companies.

The Company
also presents adjusted EBITDA which is calculated as EBITDA

plus or minus certain items that are not considered indicative of future
operating performance or not considered core to the Company’s operations.

In addition, the Company presents non-GAAP operating
income which is calculated as operating income (loss) plus

or minus certain items that are not considered indicative of future operating performance or not considered core to the Company’s

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

Non-GAAP net income is calculated as adjusted EBITDA, defined above, less depreciation and amortization, interest
expense, net, and taxes on (loss) income before equity

in net income of associated companies, in each cash adjusted,

as applicable, for
any depreciation, amortization, interest or tax impacts resulting from the non-core items identified in the reconciliation

of net (loss)
income attributable to the Company to adjusted EBITDA.

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
Non-GAAP Operating Income and Margin Reconciliations
Three Months Ended Six Months Ended
June 30, June 30,
2020 2019 2020 2019
Operating income (loss) $ 2,238 $ 20,531 $ (10,206) $ 40,360
Fair value step up of inventory sold (a) 226 — 226 —
Houghton combination, integration and other

acquisition-related expenses (b)
8,253 4,604 16,529 9,087
Restructuring and related charges (c) 486 — 2,202 —
Customer bankruptcy costs (d) — — 463 —
Charges related to the settlement of a non-core

equipment sale (e)
— 384 — 384
Indefinite-lived intangible asset impairment (f) — — 38,000 —
Non-GAAP operating income $ 11,203 $ 25,519 $ 47,214 $ 49,831
Non-GAAP operating margin (%) (m)
3.9% 12.4% 7.1% 11.9%

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin
and Non-GAAP Net Income Reconciliations Three Months Ended Six Months Ended
June 30, June 30,
2020 2019 2020 2019
Net (loss) income attributable to Quaker Chemical Corporation $ (7,735) $ 15,591 $ (36,116) $ 29,435
Depreciation and amortization (b)(k) 21,158 4,843 42,742 9,702
Interest expense, net (b) 6,811 733 15,272 1,509
Taxes on (loss)

income before equity in net income

of associated companies (l)
3,222 4,800 (9,848) 9,729
EBITDA 23,456 25,967 12,050 50,375
Equity income in a captive insurance company (g) (482) (390) (155) (736)
Fair value step up of inventory sold (a) 226 — 226 —
Houghton combination, integration and other

acquisition-related expenses (b)
7,963 4,604 15,766 9,087
Restructuring and related charges (c) 486 — 2,202 —
Customer bankruptcy costs (d) — — 463 —
Charges related to the settlement of a non-core

equipment sale (e)
— 384 — 384
Indefinite-lived intangible asset impairment (f) — — 38,000 —
Pension and postretirement benefit costs,

non-service components (h)
341 895 23,866 1,791
Currency conversion impacts of hyper-inflationary economies (i) 73 (31) 124 163
Adjusted EBITDA
$ 32,063 $ 31,429 $ 92,542 $ 61,064
Adjusted EBITDA margin (%) (m) 11.2% 15.3% 13.9% 14.6%
Adjusted EBITDA
$ 32,063 $ 31,429 $ 92,542 $ 61,064
Less: Depreciation and amortization (b)
20,869 4,843 41,980 9,702
Less: Interest expense, net - adjusted (b)
6,811 (130) 15,272 (216)
Less: Taxes on (loss)

income before equity in net income

of associated companies - adjusted (j)(l)
673 5,787 7,136 11,827
Non-GAAP net income
$ 3,710 $ 20,929 $ 28,154 $ 39,751

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations Three Months Ended Six Months Ended
June 30, June 30,
2020 2019 2020 2019
GAAP (loss) earnings per diluted share attributable to
Quaker Chemical Corporation common shareholders $ (0.43) $ 1.17 $ (2.03) $ 2.20
Equity income in a captive insurance company

per diluted share (g)
(0.03) (0.03) (0.01) (0.06)
Fair value step up of inventory sold per diluted share (a) 0.01 — 0.01 —
Houghton combination, integration and other

acquisition-related expenses per diluted share (b)
0.37 0.34 0.73 0.69
Restructuring and related charges per diluted

share (c)
0.02 — 0.09 —
Customer bankruptcy costs per diluted share (d) — — 0.02 —
Charges related to the settlement of a non-core

equipment

sale per diluted share (e)
— 0.02 — 0.02
Indefinite-lived intangible asset impairment per diluted

share
(f)
— — 1.65 —
Pension and postretirement benefit costs,

non-service components per diluted share (h)
0.01 0.06 0.89 0.11
Currency conversion impacts of hyper-inflationary

economies per diluted share (i)
0.01 — 0.01 0.01
Impact of certain discrete tax items per diluted share (j) 0.25 — 0.23 —
Non-GAAP earnings per diluted share (n) $ 0.21 $ 1.56 $ 1.59 $ 2.97
(a)

Fair value step up of inventory sold relates to an

expense associated with selling inventory of acquired businesses during the
second quarter of 2020,

which was adjusted to fair value as a part of purchase accounting.

This increase to COGS is not
indicative of the future operating performance of the

Company.

(b)

Houghton combination,

integration and other acquisition-related expenses include certain legal, financial, and other advisory and
consultant costs incurred in connection with due diligence,

regulatory approvals, integration planning, as well as certain one-time
labor costs associated with the Company’s

acquisition-related activities.

These costs are not indicative of the future operating
performance of the Company.

Approximately $2.3 million and $3.5 million in the

three and six months ended June 30, 2019,
respectively, of

these pre-tax costs were considered non-deductible for the purpose of determining the Company’s effective

tax
rate, and, therefore, taxes on (loss) income before equity

in net income of associated companies - adjusted reflects the impact of
these items.

During the three and six months

ended June 30, 2020, the Company recorded $0.3 million and

$0.8 million of
accelerated depreciation related to certain of the Company’s facilities, which is included in the caption “Houghton

combination,
integration and other acquisition-related expenses” in the

reconciliation of operating income (loss) to non-GAAP operating income and included in the caption “Depreciation and

amortization” in the reconciliation of net (loss) income attributable to the
Company to EBITDA, but excluded from the caption

“Depreciation and amortization” in the reconciliation of adjusted

EBITDA
to non-GAAP net income attributable to the Company.

During the three and six months ended June 30,

2019, the Company
incurred $0.9 million and $1.7 million, respectively,

of ticking fees to maintain the bank commitment related

to the Combination.

These interest costs are included in the caption “Interest expense,

net” in the reconciliation of net (loss) income attributable to the
Company to EBITDA, but are excluded from the caption

“Interest expense, net – adjusted” in the reconciliation of adjusted
EBITDA to non-GAAP net income.

See Note 2 of Notes to Condensed Consolidated Financial Statements,

which appears in Item
1 of this Report.
(c)

Restructuring and related charges represent

the costs incurred by the Company associated with the QH restructuring program
which was initiated in the third quarter of 2019 as part

of the Company’s plan

to realize cost synergies associated with the
Combination.

These costs are not indicative of the future operating performance of the Company.

See Note 7 of Notes to
Condensed Consolidated Financial Statements, which appears

in Item 1 of this Report.

(d)

Customer bankruptcy costs represent the cost associated

with a specific reserve for trade accounts receivable related to a customer
who filed for bankruptcy protection.

These expenses are not indicative of the future operating

performance of the Company.
(e)

Charges related to the settlement of a non-core

equipment sale represent the pre-tax charge related to

a one-time, uncommon,
customer settlement associated with a prior sale of non

-core equipment.

These charges are not indicative of the future operating
performance of the Company.

Quaker Chemical Corporation
Management’s Discussion and Analysis

(f)

Indefinite-lived intangible asset impairment represents the

non-cash charge taken to write down the value

of certain indefinite-
lived intangible assets associated with the Houghton

Combination.

The Company has no prior history of goodwill or intangible
asset impairments and this charge is not indicative

of the future operating performance of the Company.

See Note 14 of Notes to
Condensed Consolidated Financial Statements, which app

ears in Item 1 of this Report.
(g)

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
(h)

Pension and postretirement benefit costs, non-service components represent the pre-tax, non-service component of the Company’s pension and postretirement net periodic benefit cost in

each period.

These costs are not indicative of the future operating
performance of the Company.

The six months ended June 30, 2020 includes the $22.7

million settlement charge for the
Company’s termination

of the Legacy Quaker U.S. Pension Plan.

See Note 9 of Notes to Condensed Consolidated Financial
Statements, which appears in Item 1 of this Report.
(i)

Currency conversion impacts of hyper-inflationary economies represents the foreign currency remeasurement impacts associated
with the Company’s affiliates

whose local economies are designated as hyper-inflationary

under U.S. GAAP.

During the three
and six months ended June 30, 2020 and 2019, the

Company incurred non-deductible, pre-tax charges related

to the Company’s
Argentine affiliates.

These charges related to the immediate recognition

of foreign currency remeasurement in the Condensed
Consolidated Statements of Operations associated with

these entities are not indicative of the future operating

performance of the
Company.

See Note 1 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(j)

The impacts of certain discrete tax items included the impact of changes in the valuation allowance for foreign tax credits
acquired with the Combination, changes in withholding

tax rates and the associated impact on previously accrued

for distributions
at certain of the Company’s

Asia/Pacific subsidiaries, additional reserves for uncertain tax positions related to tax audits at certain
of the Company’s EMEA

subsidiaries, as well as the offsetting impact and

amortization of a deferred tax benefit the Company
recorded in the fourth quarter of 2019 related to an intercompany intangible asset transfer.

See Note 11 of Notes to Condensed
Consolidated Financial Statements, which appears in Item

1 of this Report.

(k)

Depreciation and amortization for the three and six

months ended June 30, 2020 includes $0.3 million and $0.7

million,
respectively, of

amortization expense recorded within equity in net income of associated companies in the Company’s

Condensed
Consolidated Statements of Operations, which is attributable to the amortization of the fair value step up for the Company’s

50%
interest in a Houghton joint venture in Korea as a result

of required purchase accounting.
(l)

Taxes on (loss)

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

Fair value step up of inventory sold described in (a)
resulted in incremental taxes of less than $0.1 million during both the three and six months ended June 30, 2020

.

Houghton
combination,

integration and other acquisition-related expenses described in (b) resulted in incremental taxes of $1.5 million and
$3.4

million for the three and six months ended June 30, 2020,

respectively, and $0.7 million

and $1.6 million for the three and
six months ended June 30, 2019,

respectively.

Restructuring and related charges described in (c) resulted

in incremental taxes of
$0.1 million and $0.5 million for the three and six months

ended June 30, 2020.

Customer bankruptcy costs described in (d)
resulted in incremental taxes of $0.1 million during the

six months ended June 30, 2020.

Charges related to the settlement of a
non-core equipment sale described in (e)

resulted in incremental taxes of $0.1 million for both the three and six months ended
June 30, 2019.

Indefinite-lived intangible asset impairment described in (f) resulted in incremental taxes of $8.7 million during
the six months ended June 30, 2020.

Pension and postretirement benefit costs, non-service components described in (h) resulted
in incremental taxes of $0.1 million and $8.0 million

for the three and six months ended June 30, 2020, respectively,

and $0.2
million and $0.4 million for the three and six months ended

June 30, 2019, respectively.

Tax impact of certain

discrete items
described in (j) resulted in incremental taxes of $4.4 million and $4.0 million for the three and six months ended

June 30, 2020.

(m)

The Company calculates adjusted EBITDA margin

and non-GAAP operating margin as the percentage

of adjusted EBITDA and
non-GAAP operating income to consolidated net sales.
(n)

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

June 30, 2020.

The Company’s only

off-balance sheet items outstanding as of June 30,

2020 represented approximately $14 million of total bank
letters of credit and guarantees.

The bank letters of credit and guarantees are not significant to the Company’s liquidity

or capital
resources.

See also Note 15 of Notes to Condensed Consolidated Financial

Statements, which appears in Item 1 of this Report.

Operations
Consolidated Operations Review – Comparison of the Second

Quarter of 2020 with the Second Quarter of 2019
Net sales were $286.0 million in the second quarter of

2020 compared to $205.9 million in the second quarter

of 2019.

The net
sales increase of 39%

quarter-over-quarter includes net sales from Houghton

and Norman Hay of $142.5 million.

Without Houghton

and Norman Hay net sales, the Company’s

current quarter net sales would have declined approximately

30%, which reflects a
decrease in sales volumes of approximately 27

%

and a negative impact from foreign currency translation of 4%

partially offset by an
increase from selling price and product mix of 1%.

The primary driver of the volume decline in the current quarter was the negative
impact of COVID-19 on global production levels.
COGS were $188.7 million in the second quarter of 2020

compared to $130.7 million in the second quarter of 2019

.

The increase
in COGS of 44%

was primarily due to the inclusion of Houghton and Norman

Hay sales and associated COGS, as well as $0.3 million
of accelerated depreciation charges and $0.2

million of an inventory fair value step up charge

described in the Non-GAAP Measures
section of this Item above, partially offset by

lower COGS on the decline in legacy Quaker net sales, described above.
Gross profit in the second quarter of 2020 of $97.4 million

increased $22.2 million or 30% from the second quarter

of 2019,

due
primarily to Houghton and Norman Hay net sales, noted

above.

The Company’s reported gross margin

in the current quarter was
34.0%

compared to 36.5% in the second quarter of 2019.

The decrease in gross margin quarter-over-quarter

was primarily due to the
significantly lower volumes in the current quarter and the

related impact from fixed manufacturing costs, as well as price and product
mix largely due to lower gross margins

in the legacy Houghton business, partially offset by

certain COGS decreases as a result of the
Company’s progression

on Combination-related logistics and procurement cost savings initiatives.

SG&A in the second quarter of 2020 increased $36.6 million

compared to the second quarter of 2019 due primarily to

additional
SG&A from Houghton and Norman Hay.

This increase was partially offset by lower SG&A due

to foreign currency translation, the
impact of the sales decline on direct selling costs, lower incentive compensation on reduced Company performance, the impact
COVID-19 cost savings actions,

including lower travel expenses, and the benefits of realized cost savings associated with the
Combination.
During the second quarter of 2020,

the Company incurred $8.0 million of Combination,

integration and other acquisition-related
expenses, primarily for professional fees related to Houghton integration activities.

Comparatively, the Company

incurred $4.6
million of expenses in the prior year second quarter,

primarily for integration planning and regulatory approvals.

See the Non-GAAP
Measures section of this Item, above.
The Company initiated a restructuring program during

the third quarter of 2019 as part of its global plan to realize cost synergies
associated with the Combination.

The Company expects reductions in headcount and site closures under this program to continue
during 2020 and 2021.

The Company recorded additional restructuring and related

charges of $0.5 million related to this program
during the second quarter of 2020 and there were no similar

restructuring charges recorded during the second

quarter of 2019.

See the
Non-GAAP Measures section of this Item, above.
Operating income in the second quarter of 2020 was $2.2

million compared to $20.5 million in the second quarter of 2019.

Excluding the Combination,

integration and other acquisition-related charges, restructuring and related charges and other non-core
items, the Company’s

current quarter non-GAAP operating income decreased to $11.2 million compared to $25.5 million in the prior
year quarter, primarily due to

the negative impact of COVID-19, which more than offset

the added net sales and operating income
from Houghton and Norman Hay and the benefits from

cost savings related to the Combination.
The Company had other expense, net, of $1.0 million

in the second quarter of 2020 compared to other income, net, of less than
$0.1 million in the second quarter of 2019.

The quarter-over-quarter change was primarily driven

by higher foreign currency
transaction losses in the second quarter of 2020 as compared to the prior year second quarter, partially

offset by lower non-service
components of pension and postretirement benefit costs.

Interest expense,

net, increased $6.1

million compared to

the second quarter

of 2019, as

a result of

additional borrowings

under
the Company’s term loans

and revolving credit facility to finance the closing of the Combination on August 1, 2019.

Quaker Chemical Corporation
Management’s Discussion and Analysis

The Company’s effective

tax rates for the second quarters of 2020 and 2019 were an expense of

57.9% and 24.2%, respectively.

The Company’s current

quarter effective tax rate was driven by the impact

of certain tax charges in the current period

relating to
changes in the valuation allowance for foreign tax

credits acquired with the Combination and additional charges for uncertain tax
positions resulting from certain foreign tax audits combined with pre-tax losses as a result of the negative impacts

of COVID-19.

Excluding the impact of these items as well as all other non-core items in each quarter, described in

the Non-GAAP Measures section
of this Item, above, the Company estimates that its second

quarters of 2020 and 2019 effective tax rates would

have been
approximately 18% and 22%, respectively.

The Company may experience continued volatility in its effectiv

e

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

In
addition, the foreign tax credit valuation allowance is based on a number of variables, including forecasted earnings,

which may vary.

Equity in net income of associated companies increased $0.5 million in the second quarter of 2020 compared to the second
quarter of 2019, primarily due to additional earnings

from the Company’s 50% interest in

a joint venture in Korea and higher earnings
from the Company’s interest

in a captive insurance company.

See the Non-GAAP Measures section of this Item, above.
Net income attributable to non-controlling interest was consistent at less than $0.1 million in both the second quarters of

2020 and
2019.
Foreign exchange negatively impacted the Company’s

second quarter results by approximately $0.11

per diluted share, primarily
due to approximately $1.9 million of higher foreign

exchange transaction losses quarter-over-quarter as well

as the negative impact
from foreign currency translation on earnings due to the

strengthening of the U.S. dollar against certain major foreign currencies in the
current quarter.
Consolidated Operations Review – Comparison of the First Six

Months of 2020 with the First Six Months of 2019
Net sales were $664.6 million in the first six months of

2020 compared to $417.1 million in the first six months of

2019.

The net
sales increase of 59% year-over-year includes

net sales from Houghton and Norman Hay of $332.8 million.

Without Houghton and
Norman Hay net sales, the Company’s

current year net sales would have declined approximately 20%,

which reflects a decrease in
sales volumes of approximately 16%, a negative impact

from foreign currency translation of 3% and a decrease from

selling price and
product mix of 1%.

Consistent with the second quarter of 2020 description above,

the primary driver of the volume decline in the
current year was the negative impact of COVID-19 on

global production levels.
COGS were $433.4 million in the first six months of 2020

compared to $266.2 million in the first six months of

2019.

The
increase in COGS of 63% was primarily due to the inclusion

of Houghton and Norman Hay sales and associated COGS, as

well as
$0.8 million of accelerated depreciation charges

and $0.2 million of an inventory fair value step up charge

described in the Non-
GAAP Measures section of this Item above, partially

offset by lower COGS on the decline in legacy Quaker

net sales, described
above.
Gross profit in the first six months of 2020 increased $80.3 million or 53% from the first six months of 2019, due

primarily to the
added Houghton and Norman Hay net sales.

The Company’s reported

gross margin in the current year was 34.8% compared

to 36.2%
in the first six months of 2019.

The decrease in gross margin quarter-over-quarter

was primarily the result of the same drivers
described in the second quarter description above.

SG&A in the first six months of 2020 increased $83.9

million compared to the first six months of 2019 due

primarily to additional
SG&A from Houghton and Norman Hay,

partially offset by the same decreases in SG&A described

in the second quarter description
above.

During the first six months of 2020, the Company incurred

$15.9 million of Combination, integration and other acquisition-
related expenses, primarily for professional fees related

to Houghton integration activities.

Comparatively,

the Company incurred
$9.1 million of expenses in the prior year,

primarily for integration planning and regulatory approval

for the Combination.

See the
Non-GAAP Measures section of this Item, above.
As described above,

the Company initiated

a restructuring program

during the third

quarter of 2019

as part of

its global plan

to
realize cost synergies

associated with

the Combination.

The Company recorded

additional restructuring

and related charges

of $2.2
million related to this

program during the first

six months of 2020

and there were no similar

restructuring charges recorded

during the
first six months of 2019.

See the Non-GAAP Measures section of this Item, above.
During the first quarter of 2020, the Company recorded

a $38.0 million non-cash impairment charge to write

down the value of
certain indefinite-lived intangible assets associated with the

Combination.

This non-cash impairment charge is related to certain
acquired Houghton trademarks and tradenames and

is primarily the result of the current year negative impacts of

COVID-19 on their
estimated fair values.

There were no impairment charges in the second quarter

of 2020 or in the prior year.

See the Critical
Accounting Policies and Estimates section as well as the Non

-GAAP Measures section, of this Item, above.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Operating loss in the first six months of 2020 was $10.2

million compared to operating income of $40.4 million in the first six
months of 2019.

Excluding the Combination, integration and other acquisition-related charges, restructuring and related charges, the
non-cash indefinite-lived intangible asset impairment charge

,

and other non-core items, the Company’s

current year non-GAAP
operating income of $47.2 million decreased compared to

$49.8 million in the prior year, primarily

due to the negative impact on
volumes due to the impact of COVID-19, which more

than offset the added net sales and operating

income from Houghton and
Norman Hay and the benefits from cost savings related

to the Combination.
The Company’s other

expense, net, was $22.2 million in the first six months of 2020 compared to $0.6 million in the prior year.

The year-over-year increase in other expense,

net was primarily due to the first quarter of 2020 non-cash pension plan settlement
charge of $22.7 million associated with the

termination of the Legacy Quaker U.S. Pension Plan, described in the Non-GAAP
Measures section of this Item, above.
Interest expense, net, increased $13.8 million in the first six months of 2020 compared to the first six months of 2019 primarily
due to additional borrowings under the Company’s

term loans and revolving credit facility to finance the closing of the Combination
on August 1, 2019.
The Company’s effective

tax rates for the first six months of 2020 and 2019 were a benefit of 20.7% and an expense of 25.4%,
respectively.

The Company’s current year

effective tax rate was impacted by the tax effect

of certain one-time pre-tax costs as well as
certain one-time tax

charges and benefits in the current period including

those related to changes in foreign tax credit valuation
allowances, tax law changes, additional charges

taken for uncertain tax positions taken resulting from certain foreign tax audits, and
the impact of the Company’s

termination of its Legacy Quaker U.S. Pension Plan.

Comparatively, the prior

year effective tax rate was
primarily impacted by certain non-deductible costs associated with the Combination, partially offset by a favorable

shift in earnings to
entities with lower tax rates.

Excluding the impact of these items as well as all other non-core items in each year, described in the
Non-GAAP Measures section of this Item, above,

the Company estimates that its first six months of 2020 and 2019 effective tax rates
would have been approximately 21% and 23%, respectively.

Equity in net income of associated companies increased $0.7 million in the first six months of 2020 compared to the first six
months of 2019, primarily due to additional earnings

from Houghton’s 50% interest

in a joint venture in Korea partially offset by
lower earnings as compared to the prior year period from

the Company’s interest in

a captive insurance company.

See the Non-GAAP
Measures section of this Item, above.
Net income attributable to non-controlling interest was consistent in both the first six months of 2020 and 2019.

Foreign exchange negatively impacted the Company’s

first six months of 2020 results by approximately $0.11

per diluted share,
primarily due to approximately $0.8 million higher foreign

exchange transaction losses year-over-year

as well as the negative impact
from foreign currency translation due to the strengthening

of the U.S. dollar in the current year period.
Reportable Segments Review - Comparison of the Second

Quarter of 2020 with the Second Quarter of 2019
The Company’s reportable

segments reflect the structure of the Company’s

internal organization, the method by which the
Company’s resources are

allocated and the manner by which the chief operating decision maker of the Company assesses its
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

Operating expenses not directly attributable to the net

sales of each respective
segment are not included in segment operating earnings,

such as certain corporate and administrative costs, Combination, integration and other acquisition-related expenses, and Restructuring

and related charges.

Other items not specifically identified with the
Company’s reportable

segments include interest expense, net and other (expense) income,

net.
All prior period information has been recast to reflect

these four segments as the Company’s

new reportable segments.

See Note
4 of Notes to Condensed Consolidated Financial Statements,

which appears in Item 1 of this Report.
Americas
Americas represented approximately 28%

of the Company’s consolidated

net sales in the second quarter of 2020.

The segment’s
net sales were $80.6 million, an increase of $8.8 million

or 12% compared to the second quarter of 2019.

The increase in net sales
reflects the inclusion of Houghton net sales of $38.5

million.

Excluding Houghton net sales, the segment’s

net sales decrease quarter-
over-quarter of 41% was due to lower volumes of 38

%

and a negative impact of foreign currency translation of 5%, partially offset by
increases in selling price and product mix of 2%.

The current quarter volume decline was driven by the economic slowdown that

Quaker Chemical Corporation
Management’s Discussion and Analysis

began in late March and continued throughout the second

quarter due to the impacts of COVID-19.

The foreign exchange impact was
primarily due to the weakening of the Brazilian real and

the Mexican peso against the U.S. dollar,

as these exchange rates averaged
5.37 and 23.32, respectively,

in the second quarter of 2020 compared to 3.92 and 19.11,

respectively in the second quarter of 2019.

This segment’s operating

earnings were $10.3 million, a decrease of $3.7 million

or 26%

compared to the second quarter of 2019.

The decrease in segment operating earnings reflects the significant decline in volumes due to the negative impact of COVID-19

which
also resulted in lower gross margins quarter

-over-quarter driven by certain fixed manufacturing

costs coupled with the lower volumes,
which more than offset the operating earnings from

Houghton in the current year quarter.
EMEA
EMEA represented approximately 27%

of the Company’s consolidated

net sales in the second quarter of 2020.

The segment’s
net sales were $77.7 million, an increase of $28.7 million

or 59%

compared to the second quarter of 2019.

The increase in net sales
reflects the inclusion of Houghton net sales of $40.2

million.

Excluding Houghton net sales, the segment’s

net sales decrease quarter-
over-quarter of 23% was due to lower volumes of 25

%

and a negative impact of foreign currency translation of approximately

1%,
partially offset by increases in selling price and

product mix of 3%.

The current quarter volume decline was driven by the economic slowdown that began in late March and continued throughout

the second quarter due to the impacts of COVID-19.

The foreign
exchange impact was primarily due to the weakening

of the euro against the U.S. dollar as this exchange rate

averaged 1.10 in the
second quarter of 2020 compared to 1.12 in the second

quarter of 2019.

This segment’s operating earnings

were $10.2 million, an
increase of $1.3 million or 15% compared to the second

quarter of 2019,

which reflects the inclusion of Houghton net sales, partially offset by lower gross margins quarter

-over-quarter as a result of fixed manufacturing costs coupled with lower volumes, as well as
higher SG&A, including Houghton SG&A.
Asia/Pacific
Asia/Pacific represented approximately 24%

of the Company’s consolidated

net sales in the second quarter of 2020.

The
segment’s net sales were $68.4

million, an increase of $23.6 million or 53%

compared to the second quarter of 2019.

The increase in
net sales reflects the inclusion of Houghton net sales of

$32.9 million.

Excluding Houghton net sales, the segment’s

net sales decrease
of 21%

quarter-over-quarter was driven by lower volumes of 20

%

and a negative impact of foreign currency translation of 3%, partially offset by increases in selling price and

product mix of 2%.

The current quarter volume decline was driven by the economic slowdown that began in the first quarter in China and

in late March throughout the region due to the impacts of COVID-19.

The
foreign exchange impact was primarily due to the weakening

of the Chinese renminbi against the U.S. dollar as this exchange rate
averaged 7.09 in the second quarter of 2020 compared to

6.82 in the second quarter of 2019.

This segment’s operating earnings

were
$19.3 million, an increase of $7.1 million or 58% compared

to the second quarter of 2019.

The increase in segment operating earnings
reflects the inclusion of Houghton net sales and

relatively consistent gross margins,

partially offset by higher SG&A, including
Houghton SG&A.
Global Specialty Businesses
Global Specialty Businesses represented approximately

21% of the Company’s consolidated

net sales in the second quarter of
2020.

The segment’s net sales were $59.3

million, an increase of $19.0 million or 47%

compared to the second quarter of 2019.

The
increase in net sales reflects the inclusion of Houghton

and Norman Hay net sales of $30.9 million.

Excluding Houghton and Norman
Hay net sales, the segment’s

net sales would have decreased 29%

quarter-over-quarter driven by lower volumes of

21%, decreases in
selling price and product mix of 5% and a negative

impact from foreign currency translation of 3%.

The current quarter volume
decline was primarily due to a decrease in the Company’s

specialty coatings business driven by Boeing’s

decision to temporarily stop
production of the 737 Max aircraft and continued volume

declines due to the economic slowdown that began in

late March
and
continued throughout the second quarter due to the impacts of COVID- 19
.

The foreign exchange impact was primarily due to the
weakening of the Brazilian real against the U.S. dollar

described in the Americas section, above.

This segment’s operating

earnings
were $16.4 million, an increase of $5.4 million or 49%

compared to the second quarter of 2019.

The increase in segment operating
earnings reflects the inclusion of Houghton and Norman

Hay net sales, as well as slightly higher gross margin

due to price and product
mix, including higher Houghton and Norman Hay

gross margin compared to Legacy Quaker,

partially offset by higher SG&A,
including Houghton and Norman Hay.
Reportable Segments Review - Comparison of the First Six

Months of 2020 with the First Six Months of 2019
Americas
Americas represented approximately 32%

of the Company’s consolidated

net sales in the first six months of 2020.

The segment’s
net sales were $210.5 million, an increase of $66.5

million or 46%

compared to the first six months of 2019.

The increase in net sales
reflects the inclusion of Houghton net sales of $101.3

million.

Excluding Houghton net sales, the segment’s

net sales decrease year-
over-year of 24%

was due to lower volumes of 21% and a negative impact of foreign currency translation of 4%, partially offset by
increases in selling price and product mix of 1%.

The current year volume decline was driven by the economic slowdown that began
in late March and continued throughout the second

quarter due to the impacts of COVID-19.

The foreign exchange impact was

Quaker Chemical Corporation
Management’s Discussion and Analysis

primarily due to the weakening of the Brazilian real and

the Mexican peso against the U.S. dollar,

as these exchange rates averaged
4.85 and 21.41, respectively,

in the first six months of 2020 compared to 3.84 and 19.16, respectively in the first six months of 2019.

This segment’s operating

earnings were $39.5 million, an increase of $11.2

million or 40% compared to the first six months of 2019.

The increase in segment operating earnings reflects the

including of Houghton net sales, partially offset by

lower gross margins and
higher SG&A, including Houghton SG&A.
EMEA
EMEA represented approximately 27% of the Company’s

consolidated net sales in the first six months of 2020.

The segment’s
net sales were $182.5 million, an increase of $81.1

million or 80%

compared to the first six months of 2019.

The increase in net sales
reflects the inclusion of Houghton net sales of $98.1

million.

Excluding Houghton net sales, the segment’s

net sales decrease year-
over-year of 17%

was due to lower volumes of 15% and a negative impact of foreign currency translation of 2%, partially offset by
increases in selling price and product mix of less than

1%.

The current year volume decline was driven by the

economic slowdown
that began in late March due to the impacts of COVID-19

and an overall reduced production in certain EMEA countries that began in
the second half of 2019 and continued into 2020.

The foreign exchange impact was primarily due to the weakening of the euro against
the U.S. dollar as this exchange rate averaged 1.10 in the

first six months of 2020 compared to 1.13 in the first six months of

2019.

This segment’s operating

earnings were $28.6 million, an increase of $10.9

million or 61% compared to the first six months of 2019.

The increase in segment operating earnings reflects the

including of Houghton net sales, partially offset by

lower gross margins and
higher SG&A, including Houghton SG&A.
Asia/Pacific
Asia/Pacific represented approximately 21% of the

Company’s consolidated net

sales in the first six months of 2020.

The
segment’s net sales were $142.0

million, an increase of $51 million or 56% compared to

the first six months of 2019.

The increase in
net sales reflects the inclusion of Houghton net sales of

$66.6 million.

Excluding Houghton net sales, the segment’s

net sales decrease
of 17%

year-over-year was driven by lower volumes

of 15%

and a negative impact of foreign currency translation of 3%, partially offset by increases in selling price and product

mix of 1%.

The current quarter volume decline was driven by

the economic slowdown
that began in the first quarter in China and in late March

throughout the region due to the impacts of COVID-19.

The foreign
exchange impact was primarily due to the weakening

of the Chinese renminbi against the U.S. dollar as this exchange rate averaged
7.03 in the first six months of 2020 compared to

6.78 in the first six months of 2019.

This segment’s operating earnings

were $38.8
million, an increase of $13.8 million or 55% compared

to the first six months of 2019.

The increase in segment operating earnings
reflects the including of Houghton net sales, partially

offset by lower gross margins and higher SG&A,

including Houghton SG&A.
Global Specialty Businesses
Global Specialty Businesses represented approximately

20% of the Company’s consolidated

net sales in the first six months of
2020.

The segment’s net sales were $129.6

million, an increase of $48.9 million or 61% compared to the first six months of 2019.

The increase in net sales reflects the inclusion of Houghton and Norman Hay net sales of $66.8 million.

Excluding Houghton and
Norman Hay net sales, the segment’s

net sales would have decreased 22% year-over-year

driven by lower volumes of 7%, decreases
in selling price and product mix of 12% and a negative

impact from foreign currency translation of 3%.

The current year volume
decline was primarily due to a decrease in the Company’s

specialty coatings business driven by Boeing’s

decision to temporarily stop
production of the 737 Max aircraft and continued volume

declines due to the economic slowdown that began in

late March due to the
impacts of COVID-19.

Partially offsetting these volume declines, and contributing to the
decrease in selling price and product mix
were higher shipments of a lower priced product in the

Company’s mining business compared

to the prior year.

The foreign exchange
impact was primarily due to the weakening of the

Brazilian real against the U.S. dollar described in the Americas section, above.

This
segment’s operating earnings

were $37.0 million, an increase of $15.4 million or 71%

compared to the first six months of 2019.

The
increase in segment operating earnings reflects the

inclusion of Houghton and Norman Hay net sales, as well as slightly higher gross
margin due to price and product mix, including

higher Houghton and Norman Hay gross margin

compared to Legacy Quaker, partially
offset by higher SG&A, including Houghton and

Norman Hay
.
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

We have based

these forward-looking statements, including statements
regarding the potential effects of the COVID-19

pandemic on the Company’s

business, results of operations, or financial condition
and our expectations to maintain sufficient

liquidity and remain compliant with the terms of the Company’s credit facility on our
current expectations about future events.

Quaker Chemical Corporation
Management’s Discussion and Analysis

These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations,
anticipations, intentions, financial condition, results of operations,

future performance, and business, including:

•

the potential benefits of the Combination;

•

the impacts on our business as a result of the COVID-19

pandemic and any projected global economic rebound

or
anticipated positive results due to Company actions taken

in response to the pandemic;
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
Any or all of the forward-looking statements in this Report,

in the Company’s 2019

Form 10-K and in any other public statements
we make may turn out to be wrong.

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

Other major risks and uncertainties include, but are not
limited to, the primary and secondary impacts of the COVID-19 pandemic, including actions taken in response to the pandemic by various governments, which could exacerbate some

or all of the other risks and uncertainties faced by the Company,

including the
potential for significant increases in raw material costs, supply chain disruptions, customer financial stability,

worldwide economic
and political conditions, foreign currency fluctuations,

significant changes in applicable tax rates and regulations, future terrorist
attacks and other acts of violence.

Furthermore, the Company is subject to the same business cycles as those experienced by steel,
automobile, aircraft, industrial equipment, and durable

goods manufacturers.

The ultimate significance of COVID-19 on our business
will depend on, among other things, the extent and

duration of the pandemic, the severity of the disease and

the number of people
infected with the virus, the effects on the economy

by the pandemic, including the resulting market volatility,

and by the measures
taken by governmental authorities and other third

parties restricting day-to-day life and business operations and the length of time that
such measures remain in place, and governmental programs

implemented to assist businesses impacted by the COVID-19 pandemic.

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
https://www.quakerhoughton.com
. This site includes important information on the Company’s

locations, products and services,
financial reports, news releases and career opportunities.

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
13a-15(e) under the Exchange Act) were not effective

as of June 30, 2020 because of the material weaknesses in our internal control
over financial reporting, as described below.
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

Specifically, management

concluded that changes to existing controls or the implementation of new controls were not sufficient to
respond to changes to the risks of material misstatement to

financial reporting.

As a result of this deficiency in the design and
implementation of an effective risk assessment, this material weakness contributed to certain control deficiencies that

management
concluded result in the following additional material weaknesses: (i)

we did not design and maintain effective

controls over the review
of pricing, quantity and customer data to verify that revenue recognized at certain locations was complete and

accurate, and (ii) we did
not design and maintain effective controls

over the reliability of data used to support the reasonableness of certain assumptions in the
accounting for business combinations.

Notwithstanding these material weaknesses, the Company

has concluded that the unaudited condensed consolidated financial statements included in this Report present fairly,

in all material respects, the financial position of the Company as of

June 30, 2020
and December 31, 2019, and the results of its operations and its cash flows and changes in equity for both the three and six month
periods ended June 30, 2020 and 2019, are in conformity

with accounting principles generally accepted in the United States of
America.

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

During the first six
months of 2020, management began developing its full remediation plan and executing what will be a multi-step remediation process to completely and fully remediate the material weaknesses identified and described above.

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

The Company is conducting a comprehensive review,

and, as appropriate, is updating its existing internal control framework to ensure that it has identified, developed

and deployed the appropriate business process and information technology
general controls to meet the objectives and address the risks identified through the updated risk assessment process.

In undertaking
this process, the Company is identifying and will be

implementing further modifications to strengthen its internal control environment.

It is the Company’s

goal to remediate all of the previously identified material weaknesses as quickly and effectively as possible,
however, the impact of COVID-19,

including travel restrictions and remote work arrangements has presented and is expected to
continue to present challenges with regards to the timing

of the Company’s remediation

plan activities.

Changes in internal control over financial

reporting.

As required by Rule 13a-15(d) under the Exchange Act,

our management,
including our principal executive officer

and principal financial officer,

has evaluated our internal control over financial reporting to determine whether any changes to our internal control over

financial reporting occurred during the quarter ended June 30, 2020 that
have materially affected, or are reasonably

likely to materially affect, our internal control over financial reporting.

Based on that
evaluation, there were no changes that have materially

affected, or are reasonably likely to materially affect,

our internal control over
financial reporting during the quarter ended June 30,

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

The COVID-19 pandemic, including the fear of exposure

to and the actual effects of the illness,
together with the measures implemented to reduce its spread,

including travel restrictions, shutdowns of businesses deemed nonessential, and large gatherings and shelter

-in-place or similar orders, have significantly impacted the global economy.

The
pandemic has disrupted global supply chains, lowered

equity market valuations, created significant volatility and disruption in
financial markets, and increased unemployment levels.

In addition, it has resulted in temporary closures of many businesses, and although many of the businesses have subsequently re-opened,

they may be operating at reduced capacity,

while other closures may be
prolonged or become permanent.
The scale and scope of the COVID-19 outbreak, the resulting

pandemic, and the primary and secondary impacts on

the economy
and financial markets have had a significant disruption

on the operations of the Company and its suppliers and

customers and have
adversely affected the Company’s

results of operations and financial condition during the first six months of 2020 as further described
in Management’s Discussion and

Analysis of Financial Condition and Results of Operations included in this Report.

The Company
has experienced disruptions as a result of COVID-19,

first at its China subsidiaries in the first quarter of 2020 and subsequently,
particularly beginning late March and continuing into the

second quarter of 2020, throughout the rest of the business due to the global
economic slowdown.

We have experienced,

and may experience in the future, temporary site or facility closures at our own facilities
or those of our customers in response to government mandates in certain jurisdictions in which we operate.

We may also be required
to close certain of our facilities for the safety of our

employees in response to positive diagnoses for COVID-19.

Even in facilities that
are not closed, we could be affected by reductions

in employee availability and productivity,

changes in operating procedures, and
increased costs
.

The Company anticipates that its future results of operations,

including the results for the remainder of 2020 may
continue to be adversely impacted by COVID-19.

In particular, the spread of COVID-19

and efforts to contain the virus have had the
following additional effects, which are likely

to increase or become exacerbated the longer the crisis continues:
●

reduced the demand for our products and services as many

customers have reduced production levels;
●

driven declines in volume and net sales across all reportable segments;
●

required us to adjust certain of our facility operating procedures and to take steps to reduce costs and preserve liquidity;

and
●

negatively affected the estimated fair value of

certain of the Company’s reporting

units or other indefinite-lived or long-lived
assets, namely the Company’s

Houghton and Fluidcare trademark and tradename indefinite-lived intangible assets, such that
their estimated fair values were less than their carrying

values and required adjustments.
The spread of COVID-19, a prolonged outbreak,

and efforts to contain the virus in some cases have already

or could in the future
also:
●

limit the availability and reduce the productivity of our

employees;
●

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
●

present challenges as a result of travel restrictions and remote work arrangements, including the timing of our ERP system
implementations which are an integral part of our integration activities; the timing of the Company’s

remediation plan
activities as described in Item 4 Controls and Procedures, of this Report; and the Company’s

first year assessment of internal
control over financial reporting for Houghton and Norman

Hay, including the

implementation of new or enhanced business

process and information technology general controls,

as necessary, to meet the

objectives and address the risks identified
once the Company completes its initial design assessment;
●

increase our costs as a result of emergency

measures that we may take or that may be imposed on us by regulatory authorities;
●

cause a delay in customer payments or cause a deterioration

of the credit quality of other counterparties that could

result in
credit losses or force both customer and supplier bankruptcies;
●

cause delays and disruptions in the availability of and timely delivery of materials and components used in our operations;

●

result in our inability to meet the requirements of the covenants in our existing credit facility,

including covenants regarding
our consolidated interest coverage ratio and consolidated

net leverage ratio, or increase our cost of capital or make additional capital, including the refinancing of our credit facility,

more difficult or available only on terms less favorable

to us;
●

impact our liquidity position and cost of and ability to access funds from financial institutions and capital markets;
●

negatively affect the estimated fair values of the

Company’s reporting units or other

indefinite-lived or long-lived assets; and
●

cause other risks to impact us, including the risks described in the “Risk Factors” section of the 2019 Form 10-K.
While the Company has implemented business continuity

and emergency response plans to permit it to continue

to provide
services and products to customers and support the

Company’s operations, while also taking

health and safety measures such as
implementing worker distancing measures, enhancing

on-site hygiene measures, and using a remote workforce where possible, there
can be no assurance that the continued spread of COVID-19 and efforts to contain the virus (including, but not limited

to, voluntary
and mandatory quarantines, restrictions on travel, limiting

gatherings of people, and reduced operations and extended

closures of
many businesses and institutions) will not further impact

our business, results of operations and financial condition.

However, given
the unprecedented and continually evolving developments

with respect to this pandemic, the Company cannot, as of the date of this
Report, reasonably estimate the magnitude or full extent

of the impact to its future results of operations or to the

ability of it or its
customers to resume more normal operations.

A further prolonged outbreak or resurgence and period

of continued restrictions on day-
to-day life and business operations would likely result in

volume declines and lower net sales for later periods in 2020 as well, when
compared to the prior year.
The ultimate significance of COVID-19 on our business

will depend on, among other things, the extent and duration

of the
pandemic, the severity of the disease and the number

of people infected with the virus, the ultimate geographic

spread of the virus, the
effects on the economy by the pandemic,

including market volatility, and

by the measures taken by governmental authorities and other
third parties restricting day-to-day life and the length

of time that such measures remain in place, and laws or government al programs
implemented to assist businesses impacted by the COVID-19

pandemic, such as fiscal stimulus and other legislation designed to
deliver monetary aid and other relief.

The likelihood of a further impact on the Company that could be material increases the longer
the virus impacts economic activity levels in the United

States and across the world.
Item 2.

Unregistered Sales of Equity Securities and Use of

Proceeds.
Recent Sales of Unregistered

Securities
On May 7, 2020, the Company acquired Tel

Nordic ApS (“TEL”), a company that specializes in lubricants and engineering
primarily in high pressure aluminum die casting for

its EMEA reportable segment.

Consideration paid was in the form of a
convertible promissory note in the amount of 20

.0 million DKK, or approximately $2.9 million, that was subsequently converted on
May 20, 2020 into 17,894 shares of the Company’s

common stock based on the closing market price of the common stock on May 19,
2020, as reported on the New York

Stock Exchange, and the conversion rate of Danish Kroner into

U.S. dollars as reported on that
day in the Wall

Street Journal.

The issuance of the convertible promissory note and the

shares issued thereunder were made in a
private placement transaction in reliance upon Regulation

D promulgated under the Securities Act of 1933, as amended,

based on the
written representations from TEL regarding its “accredited

investor” status as defined in Rule 501 of Regulation D.

The Company
subsequently registered the resale by the holder of these

shares under the Securities Act of 1933, as amended.

Purchases of Equity Securities by

the Company
The following table sets forth information concerning

shares of the Company’s

common stock acquired by the Company during
the period covered by this Report:
(c) (d)
Total

Number of
Approximate Dollar
(a) (b)
Shares Purchased

Value of

Shares that
Total

Number
Average as part of
May Yet

be
of Shares Price Paid Publicly Announced Purchased Under the
Period Purchased (1) Per Share (2) Plans or Programs Plans or Programs (3)
April 1 - April 30 — $ — — $
86,865,026

May 1 - May 31
72

$
159.15

— $
86,865,026

June 1 - June 30
3,858

$
189.73

— $
86,865,026

Total
3,930

$
189.17

— $
86,865,026

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

There were no shares acquired by the
Company pursuant to the 2015 Share Repurchase Program

during the quarter ended June 30, 2020.
Limitation on the Payment of Dividends
The New Credit Facility has limitations on the payment

of dividends and other so-called restricted payments.

See Note 15 of
Notes to Condensed Consolidated Financial Statements, in

Part I, Item I, of this Report.

Item 6.

Exhibits.

(a) Exhibits
3.1 –
Amended and Restated Articles of Incorporation (as amended through July 24, 2019). Incorporated by reference to
Exhibit 3.1 as filed by the Registrant with its quarterly report on Form 10-Q filed on August 1, 2019.
3.2 –
Restated By-laws (effective May 6, 2015, as amended through March 27, 2020). Incorporated by reference to Exhibit
3.2 as filed by the Registrant within its quarterly report on Form 10-Q filed on May 11, 2020.
4.1 –
Convertible Note, dated May 7, 2020, by and among Quaker Chemical Corporation, TEL Nordic Holding ApS, and Lars
Skogstad-Jensen. Incorporated by reference to Exhibit 4.3 as filed by Registrant on Form S-3 on May 19. 2020.
10.1 –
Amendment No 2, effective February 10, 2020, to the Quaker Houghton Retirement Savings Plan.*†
10.2 –
Amendment No 3, effective April 17, 2020, to the Quaker Houghton Retirement Savings Plan.*†
31.1 –
Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of
1934.*
31.2 –
Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of
1934.*
32.1 –
Certification of Chief Executive Officer of the Company Pursuant to 18 U.S. C. Section 1350
.**
32.2 –
Certification of Chief Financial Officer of the Company Pursuant to 18 U.S. C. Section 1350
.**
101.INS – Inline XBRL Instance Document*
101.SCH –
Inline XBRL Taxonomy

Extension Schema Document*
101.CAL –
Inline XBRL Taxonomy

Extension Calculation Linkbase Document*
101.DEF –
Inline XBRL Taxonomy

Extension Definition Linkbase Document*
101.LAB –
Inline XBRL Taxonomy

Extension Label Linkbase Document*
101.PRE –
Inline XBRL Taxonomy

Extension Presentation Linkbase Document*
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
Date: August 5, 2020

Mary Dean Hall, Senior Vice President,

Chief Financial
Officer and Treasurer

(officer duly authorized on behalf
of, and principal financial officer of, the Registrant)