Form 10-Q
period 2020-09-30
QUAKER CHEMICAL CORP
filed 2020-11-05
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM
10-Q

☒
QUARTERLY

REPORT PURSUANT TO SECTION

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934
For the quarterly period ended
September 30, 2020

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
Outstanding on October 31, 2020

17,831,576

QUAKER CHEMICAL CORPORATION

AND CONSOLIDATED

SUBSIDIARIES

Page
PART

I.

FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and September 30, 2019
2
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2020 and
September 30, 2019
3
Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019
4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and September 30, 2019
5
Notes to Condensed Consolidated Financial Statements
6
Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.
33
Item 3.

Quantitative and Qualitative Disclosures about Market Risk.
49
Item 4.

Controls and Procedures.
50
PART

II
.

OTHER INFORMATION.
Item 1.
Legal Proceedings.
51
Item 1A.
Risk Factors.
51
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.
53
Item 6.

Exhibits.
54
Signatures
54

PART

I
FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited).

Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

Unaudited
Three Months Ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
Net sales $
367,224
$
325,130
$
1,031,825
$
742,209
Cost of goods sold (
excluding amortization expense - See Note 14
)

227,032

220,073

660,396

486,224
Gross profit

140,192

105,057

371,429

255,985
Selling, general and administrative expenses

97,037

80,812

282,405

182,293
Indefinite-lived intangible asset impairment
—
—
38,000
—
Restructuring and related charges
1,383
24,045
3,585
24,045
Combination, integration and other acquisition-related

expenses
6,913
14,702
22,786
23,789
Operating income (loss)

34,859
(14,502)

24,653

25,858
Other (expense) income, net

(239)

203

(22,407)

(389)
Interest expense, net
(6,837)
(6,102)
(22,109)
(7,611)
Income (loss) before taxes and equity in net income of
associated companies

27,783

(20,401)

(19,863)

17,858
Taxes on income

(loss) before equity in net income of associated
companies

2,245

(5,633)

(7,603)

4,096
Income (loss) before equity in net income of associated
companies

25,538

(14,768)

(12,260)

13,762
Equity in net income of associated companies

1,804

1,787

3,536

2,806
Net income (loss)
27,342
(12,981)
(8,724)
16,568
Less: Net income attributable to noncontrolling interest
38
72
88
186
Net income (loss) attributable to Quaker Chemical Corporation $
27,304
$
(13,053)
$
(8,812)
$
16,382
Per share data:

Net income (loss) attributable to Quaker Chemical Corporation common shareholders – basic $
1.53
$
(0.80)
$
(0.50)
$
1.15
Net income (loss) attributable to Quaker Chemical Corporation common shareholders – diluted $
1.53
$
(0.80)
$
(0.50)
$
1.14
Dividends declared $
0.395
$
0.385
$
1.165
$
1.140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

Unaudited
Three Months Ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
Net income (loss)

$
27,342
$
(12,981)
$
(8,724)
$
16,568
Other comprehensive income (loss), net of tax
Currency translation adjustments
33,618
(28,305)
(10,582)
(29,256)
Defined benefit retirement plans
(257)
1,126
16,913
2,354
Current period change in fair value of derivatives
354
—
(3,738)
—
Unrealized gain (loss) on available-for-sale securities
556
(81)
453
1,499
Other comprehensive income (loss)
34,271
(27,260)
3,046
(25,403)
Comprehensive income (loss)
61,613
(40,241)
(5,678)
(8,835)
Less: Comprehensive (income) loss attributable to
noncontrolling interest
(56)
22
25
(115)
Comprehensive income (loss) attributable to Quaker Chemical
Corporation
$
61,557
$
(40,219)
$
(5,653)
$
(8,950)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Balance

Sheets
(Dollars in thousands, except par value and share amounts)

Unaudited
September 30, December 31,
2020 2019
ASSETS

Current assets

Cash and cash equivalents
$
155,750
$
123,524
Accounts receivable, net

338,875

375,982
Inventories

Raw materials and supplies

77,893

82,058
Work-in-process

and finished goods

93,434

92,892
Prepaid expenses and other current assets

52,612

41,516
Total current

assets

718,564

715,972
Property, plant and

equipment, at cost

394,286

398,834
Less accumulated depreciation

(206,406)

(185,365)
Property, plant and

equipment, net

187,880

213,469
Right of use lease assets
39,781
42,905
Goodwill

612,144

607,205
Other intangible assets, net

1,045,040

1,121,765
Investments in associated companies

92,163

93,822
Deferred tax assets

13,085

14,745
Other non-current assets

44,531

40,433
Total assets $
2,753,188
$
2,850,316
LIABILITIES AND EQUITY

Current liabilities

Short-term borrowings and current portion of long-term debt $
38,630
$
38,332
Accounts and other payables

165,582

170,929
Accrued compensation

36,994

45,620
Accrued restructuring
8,893
18,043
Other current liabilities

87,041

87,010
Total current

liabilities

337,140

359,934
Long-term debt

846,070

882,437
Long-term lease liabilities
28,061
31,273
Deferred tax liabilities

189,439

211,094
Other non-current liabilities

126,047

123,212
Total liabilities

1,526,757

1,607,950
Commitments and contingencies (Note 19)
Equity

Common stock $
1

par value; authorized
30,000,000

shares; issued and

outstanding 2020 –
17,830,541

shares; 2019 –
17,735,162

shares
17,831
17,735
Capital in excess of par value

900,602

888,218
Retained earnings

382,521

412,979
Accumulated other comprehensive loss

(75,010)

(78,170)
Total Quaker

shareholders’ equity

1,225,944

1,240,762
Noncontrolling interest

487
1,604
Total equity
1,226,431
1,242,366
Total liabilities and

equity
$
2,753,188
$
2,850,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

Unaudited
Nine Months Ended
September 30,
2020 2019
Cash flows from operating activities

Net (loss) income

$
(8,724)
$
16,568
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Amortization of debt issuance costs

3,562

792
Depreciation and amortization

62,818

23,868
Equity in undistributed earnings of associated companies,

net of dividends

1,415

(129)
Acquisition-related fair value adjustments related to inventory
229
10,214
Deferred compensation, deferred taxes and other,

net

(30,657)

(17,204)
Share-based compensation

17,820

3,042
Loss (gain) on disposal of property,

plant, equipment and other assets

105

(111)
Insurance settlement realized

(818)

(624)
Indefinite-lived intangible asset impairment
38,000
—
Combination and other acquisition-related expenses, net of

payments
2,498
(14,218)
Restructuring and related charges
3,585
24,045
Pension and other postretirement benefits

16,219

434
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable

30,225

2,655
Inventories

2,137

1,376
Prepaid expenses and other current assets

(113)

(10,931)
Change in restructuring liabilities
(12,772)
(4,645)
Accounts payable and accrued liabilities

(13,481)

344

Net cash provided by operating activities

112,048

35,476
Cash flows from investing activities

Investments in property,

plant and equipment

(12,184)

(10,112)
Payments related to acquisitions, net of cash acquired

(3,132)

(798,064)
Proceeds from disposition of assets
11
75
Insurance settlement interest earned

41

185

Net cash used in investing activities

(15,264)

(807,916)
Cash flows from financing activities

Payments of term loan debt

(28,132)

—
Proceeds from long-term debt
—
750,000
(Repayments) borrowings on revolving credit facilities,

net

(16,485)

85,966
(Repayments) borrowings on other debt, net
(527)

415
Financing-related debt issuance costs
—
(23,747)
Dividends paid

(20,520)

(15,003)
Stock options exercised, other

2,385

733
Purchase of noncontrolling interest in affiliates
(1,047)
—
Distributions to noncontrolling affiliate shareholders
(751)
—

Net cash (used in) provided by financing activities

(65,077)

798,364

Effect of foreign exchange rate changes on

cash

(529)

(1,889)
Net increase in cash, cash equivalents and restricted cash

31,178

24,035
Cash, cash equivalents and restricted cash at the beginning

of the period

143,555

124,425
Cash, cash equivalents and restricted cash at the end of

the period
$
174,733
$
148,460

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

Annual Report filed on Form 10-K for the year ended December

31, 2019 (the “2019 Form 10-K”).

During the three months ended September 30, 2020,

the Company identified and corrected certain immaterial adjustments relating
to the three months ended March 31, 2020 as well as the

three and six months ended June 30, 2020.

These adjustments related to the
Company’s over-recognition

of cost of goods sold (“COGS”) and corresponding under

-recognition of inventory,

as well as the
associated tax impact of these adjustments, in the Company’s previously issued interim financial statements for the

three months
ended March 31, 2020 and the three and six months ended

June 30, 2020, respectively.

These adjustments impact the Company’s
Americas reportable segment.

The cumulative amount of reduction to COGS recorded

in the three and nine months ended September
30, 2020 was approximately $
1.7

million, with approximately $
0.7

million related to the three months ended March 31, 2020 and approximately $
1.0

million related to the three months ended June 30, 2020.
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

As of, and
for the three and nine months ended September 30,

2020 and 2019, the Company's Argentine subsidiaries represented less than
1
% of
the Company’s consolidated

total assets and net sales, respectively.

During the three and nine months ended September 30, 2020,

the
Company recorded $
0.2

million and $
0.3

million, respectively,

of remeasurement losses associated with the applicable

currency
conversions related to Argentina.

Comparatively, during

the three and nine months ended September 30, 2019,

the Company recorded
$
0.7

million and $
0.9

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

The
Company believes that combining the Legacy Quaker

and Houghton products and service offerings allows Quaker

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

Fair values were
determined by management using a variety of methodologies

and resources, including external independent valuation

experts.

The
valuation methods included physical appraisals, discounted

cash flow analyses, excess earnings, relief from royal

ty, and other
appropriate valuation techniques to determine the fair value of assets acquired and liabilities assumed.
The following table presents the final estimated fair

values of Houghton net assets acquired:
Measurement
August 1, Period August 1, 2019
2019 (1) Adjustments (as adjusted)
Cash and cash equivalents $
75,821
$
—
$
75,821
Accounts receivable, net
178,922
—
178,922
Inventories, net
95,193
—
95,193
Prepaid expenses and other assets
10,652
666
11,318
Property, plant and

equipment
115,529
(66)
115,463
Right of use lease assets
10,673
—
10,673
Investments in associated companies
66,447
—
66,447
Other non-current assets
4,710
1,553
6,263
Intangible assets
1,028,400
—
1,028,400
Goodwill
494,915
4,625
499,540
Total assets purchased
2,081,262
6,778
2,088,040
Short-term borrowings, not refinanced at closing
9,297
—
9,297
Accounts payable, accrued expenses and other accrued liabilities
150,078
1,127
151,205
Deferred tax liabilities
205,082
4,098
209,180
Long-term lease liabilities
6,607
—
6,607
Other non-current liabilities
47,733
1,553
49,286
Total liabilities assumed
418,797
6,778
425,575
Total consideration

paid for Houghton
1,662,465
—
1,662,465
Less: cash acquired
75,821
—
75,821
Less: fair value of common stock issued as consideration
789,080
—
789,080
Net cash paid for Houghton $
797,564
$
—
$
797,564
(1) As

previously disclosed in the Company’s

2019 Form 10-K.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

8
As of September 30, 2020, the allocation of the purchase

price for the Combination has been finalized and the
one-year
measurement period has ended.

Houghton assets acquired and liabilities assumed have been assigned to each of the Company’s
reportable segments on a specific identification or allocated basis, as applicable.

Measurement period adjustments recorded during
2020 related primarily to increasing the valuation allowances against the deferred tax assets associated with foreign

tax credits
acquired as part of the Combination as additional information became available and was used to update the Company’s

initial
estimates of expenses allocated to foreign source income

and expected creditable foreign taxes.

In addition, measurement period
adjustments included

the recognition of additional other non-current assets and other non-current liabilities based on additional
information

obtained regarding certain tax audits and associated rights to indemnification, and certain non-income tax liabilities
payable upon closing of the Combination in certain

countries.

Commencing August 1, 2019, the Company’s

Consolidated Statements of Operations included the results of

Houghton.

Net sales
of Houghton subsequent to closing of the Combination

and included in the Company’s

Consolidated Statements of Operations for the
three and nine months ending September 30, 2019

were $
119.5

million.

The following unaudited pro forma consolidated financial
information has been prepared as if the Combination

had taken place on January 1, 2018.

The unaudited pro forma results include
certain adjustments to each company’s

historical actual results, including: (i) additional depreciation and amortization expense based
on the initial estimates of fair value step up and estimated useful lives of depreciable fixed assets, definite-lived intangible assets and investment in associated companies acquired; (ii)

adoption of required accounting guidance and alignment of related accounting
policies, (iii) elimination of transactions between Legacy

Quaker and Houghton; (iv) elimination of results associated with the divested product lines; (v) adjustment to interest expense,

net, to reflect the impact of the financing and capital structure of the
combined Company; and (vi) adjustment for certain

Combination, integration and other acquisition-related costs to reflect such costs
as if they were incurred in the period immediately following the pro-forma closing of the Combination on January

1, 2018.

The
adjustments described in (vi) include an expense recorded

in COGS associated with selling inventory acquired in the

Combination
which was adjusted to fair value as part of purchase accounting,

restructuring expense incurred associated with the Company’s global
restructuring program initiated post-closing of the Combination and certain other integration costs incurred post-closing included in
combination and other acquisition-related expenses.

These costs have not been presented in the unaudited pro forma table below as
these costs on a pro forma basis were incurred during the

three and nine months ended September 30, 2018.

Unaudited pro forma
results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the

date indicated, or
that may result in the future for various reasons, including the potential impact of revenue and cost synergies on

the business.

Three Nine
Months Ended Months Ended
Unaudited Pro Forma

September 30, September 30,
(as if the Combination occurred on

January 1, 2018)
2019 2019
Net sales $
386,396
$
1,170,981
Net income attributable to Quaker Chemical Corporation
22,491
70,533
Combination, integration and other acquisition-related

expenses have been and are expected to continue to be significant.

The
Company incurred total costs of approximately $
6.9

million and $
23.4

million for the three and nine months ended September 30,
2020,

respectively, primarily

for professional fees related to Houghton integration activities.

Comparatively,

the Company incurred
total costs of approximately $
15.1

million and $
25.9

million during the three and nine months ended September 30,

2019,
respectively, primarily

for various professional fees and integration planning and

regulatory approval as well as professional fees
associated with closing the Combination.

These costs also include $
0.8

million of accelerated depreciation charges during

the nine
months ended September 30, 2020 and $
0.4

million and $
2.1

million of interest costs to maintain the bank commitment

(“ticking
fees”) for the Combination during the three and nine

months ended September 30, 2019, respectively.

The Company had current
liabilities related to the Combination, integration and

other acquisition-related activities of $
9.1

million and $
6.6

million as of
September 30, 2020,

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

9
The following table presents the final estimated fair

values of Norman Hay net assets acquired:
Measurement
October 1, Period October 1, 2019
2019 (1) Adjustments (as adjusted)
Cash and cash equivalents $
18,981
$
—
$
18,981
Accounts receivable, net
15,471
—
15,471
Inventories, net
8,213
(49)
8,164
Prepaid expenses and other assets
4,203
138
4,341
Property, plant and

equipment
14,981
—
14,981
Right of use lease assets
10,608
—
10,608
Intangible assets
51,088
—
51,088
Goodwill
29,384
(82)
29,302
Total assets purchased
152,929
7
152,936
Long-term debt included current portions
485
—
485
Accounts payable, accrued expenses and other accrued liabilities
13,488
(732)
12,756
Deferred tax liabilities
12,746
905
13,651
Long-term lease liabilities
8,594
—
8,594
Total liabilities assumed
35,313
173
35,486
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
As of September 30, 2020, the allocation of the purchase

price for Norman Hay has been finalized.
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

As of September 30, 2020, the expedients
provided in ASU 2020-04 do not impact the Company;

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

11
Recently Issued Accounting Standards

Not Yet Adopted
The FASB

issued ASU 2020-01,

Investments – Equity Securities (To

pic 321), Investments – Equity Method and Joint Ventures
(Topic

323), and Derivatives and Hedging (Topic

815) –Clarifying the Interactions between Topic

321, Topic

323, and Topic

815

in
January 2020 clarifying the interaction among the

accounting standards related to equity securities, equity method investments,

and
certain derivatives.

The new guidance, among other things, states that a company

should consider observable transactions that require
a company to either apply or discontinue the equity method

of accounting, for the purposes of applying the fair val

ue measurement
alternative immediately before applying or upon discontinuing the equity method.

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
The FASB issued

ASU 2019-12
, Income Taxes

(Topic

740): Simplifying the Accounting for Income Taxes

in December 2019.

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
employee stock ownership plans.

The guidance is effective for annual and interi

m

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
Although the Company changed its reportable segments in

the third quarter of 2019, the calculation of the reportable segments’
measures of earnings remains otherwise generally

consistent with past practices.

Segment operating earnings for the Company’s
reportable segments are comprised of net sales less COGS and selling, general and administrative expenses (“SG&A”) directly related to the respective segment’s

product sales.

Operating expenses not directly attributable to the net sales of each respective segment,
such as certain corporate and administrative costs, Combination,

integration and other acquisition-related expenses, and restructuring and related charges, are not included in

segment operating earnings.

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
months ended September 30, 2020 and 2019.

Certain immaterial reclassifications within the segment disclosures for the three and
nine months ended September 30, 2019 have been

made to conform with the Company’s

current customer industry segmentation.
Three Months Ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
Net sales

Americas $
119,540
$
116,691
$
330,012
$
260,663
EMEA

94,005

82,369

276,546

183,806
Asia/Pacific

84,877

74,266

226,850

165,234
Global Specialty Businesses

68,802

51,804

198,417

132,506
Total net sales $
367,224
$
325,130
$
1,031,825
$
742,209
Segment operating earnings
Americas $
31,099
$
23,765
$
70,590
$
52,069
EMEA
17,439
13,303
46,269
31,034
Asia/Pacific
27,304
20,404
66,106
45,375
Global Specialty Businesses

21,161

15,245

58,114

36,819
Total segment operating

earnings

97,003

72,717

241,079

165,297
Combination, integration and other acquisition-related

expenses
(6,913)
(14,702)
(22,786)
(23,789)
Restructuring and related charges
(1,383)
(24,045)
(3,585)
(24,045)
Fair value step up of inventory sold

—
(10,214)
(226)
(10,214)
Indefinite-lived intangible asset impairment
—
—
(38,000)
—
Non-operating and administrative expenses
(39,786)
(29,203)
(110,282)
(68,621)
Depreciation

of corporate assets and amortization

(14,062)

(9,055)

(41,547)

(12,770)
Operating income (loss)

34,859
(14,502)
24,653
25,858
Other (expense) income, net
(239)
203
(22,407)
(389)
Interest expense, net

(6,837)

(6,102)

(22,109)

(7,611)
Income (loss) before taxes and equity in net income of
associated companies $
27,783
$
(20,401)
$
(19,863)
$
17,858
Inter-segment revenues for the three and nine

months ended September 30, 2020 were $
1.7

million and $
7.0

million for Americas,
$
5.3

million and $
16.1

million for EMEA, $
0.2

million and $
0.5

million for Asia/Pacific, and $
1.1

million and $
3.4

million for Global
Specialty Businesses, respectively.

Inter-segment revenues for the three and nine

months ended September 30, 2019 were $
2.1
million and $
4.8

million for Americas, $
5.3

million and $
15.4

million for EMEA, less than $
0.1

million and $
0.1

million for
Asia/Pacific, and $
1.4

million and $
4.1

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

The Company’s employees typically

visit the plants of customers
regularly, work

on site, and, through training and experience, identify production needs,

which can be resolved or otherwise addressed
either by adapting the Company’s

existing products or by applying new formulations developed

in its laboratories.

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
11.1

million and $
29.9

million
for the three and nine months ended September 30,

2020, respectively, and

$
13.6

million and $
34.4

million for the three and nine
months ended September 30, 2019,

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

Balance Sheets as of September 30, 2020 or December

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
Company’s Condensed

Consolidated Balance Sheets.

The Company had approximately $
3.6

million and $
2.2

million of deferred
revenue as of September 30, 2020 and December 31, 2019

,

respectively.

During the nine months ended September 30, 2020,

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

30, 2020 and 2019.

Certain immaterial reclassifications within the
disaggregated customer industry disclosures for the

three and nine months ended September 30, 2019 have been

made to conform with
the Company’s current

customer industry segmentation.
Three Months Ended September 30, 2020
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
42,098
$
25,362
$
45,001
$
112,461
Metalworking and other
77,442
68,643
39,876
185,961
119,540
94,005
84,877
298,422
Global Specialty Businesses
39,197
17,429
12,176
68,802
$
158,737
$
111,434
$
97,053
$
367,224
Timing of Revenue Recognized
Product sales at a point in time
$
153,820
$
107,093
$
94,660
$
355,573
Services transferred over time
4,917
4,341
2,393
11,651
$
158,737
$
111,434
$
97,053
$
367,224

Three Months Ended September 30, 2019
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
48,600
$
26,377
$
43,264
$
118,241
Metalworking and other
68,091
55,992
31,002
155,085
116,691
82,369
74,266
273,326
Global Specialty Businesses
38,834
5,169
7,801
51,804
$
155,525
$
87,538
$
82,067
$
325,130
Timing of Revenue Recognized
Product sales at a point in time
$
150,904
$
85,579
$
80,359
$
316,842
Services transferred over time
4,621
1,959
1,708
8,288
$
155,525
$
87,538
$
82,067
$
325,130

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

16
Nine Months Ended September 30, 2020
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
121,458
$
80,174
$
122,006
$
323,638
Metalworking and other
208,554
196,372
104,844
509,770
330,012
276,546
226,850
833,408
Global Specialty Businesses
115,722
49,603
33,092
198,417
$
445,734
$
326,149
$
259,942
$
1,031,825
Timing of Revenue Recognized
Product sales at a point in time
$
431,266
$
313,511
$
254,011
$
998,788
Services transferred over time
14,468
12,638
5,931
33,037
$
445,734
$
326,149
$
259,942
$
1,031,825

Nine Months Ended September 30, 2019
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
129,031
$
75,578
$
100,868
$
305,477
Metalworking and other
131,632
108,228
64,366
304,226
260,663
183,806
165,234
609,703
Global Specialty Businesses
102,149
13,170
17,187
132,506
$
362,812
$
196,976
$
182,421
$
742,209
Timing of Revenue Recognized
Product sales at a point in time
$
352,504
$
194,911
$
177,416
$
724,831
Services transferred over time
10,308
2,065
5,005
17,378
$
362,812
$
196,976
$
182,421
$
742,209
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

Operating lease expense for the three and nine
months ended September 30, 2020 was $
3.7

million and $
10.6

million, respectively.

Comparatively, operating lease

expense for the
three and nine months ended September 30, 2019 was

$
2.5

million and $
6.0

million, respectively.

Short-term lease expense for the
three and nine months ended September 30, 2020 was

$
0.2

million and $
1.1

million, respectively.

Comparatively, short-term

lease
expense for the three and nine months ended September

30, 2019 was $
0.5

million and $
0.8

million, respectively.

The Company has
no

material variable lease costs or sublease income for the three or nine months ended September 30, 2020 and 2019.

Cash paid for operating leases during the nine months ended September

30, 2020 and 2019 was $
10.5

million and $
5.9

million,
respectively.

The Company recorded new right of use lease assets and associated lease liabilities of $
6.1

million during the nine
months ended September 30, 2020.

Supplemental balance sheet information related to the Company’s leases is as follows:
September 30, December 31,
2020 2019
Right of use lease assets $
39,781
$
42,905
Other current liabilities
11,185
11,177
Long-term lease liabilities
28,061
31,273
Total operating

lease liabilities
$
39,246
$
42,450
Weighted average

remaining lease term (years)
6.0
6.2
Weighted average

discount rate
4.21%
4.21%
Maturities of operating lease liabilities as of September

30, 2020 were as follows:
September 30,
2020
For the remainder of 2020 $
4,689
For the year ended December 31, 2021
11,584
For the year ended December 31, 2022
8,019
For the year ended December 31, 2023
5,912
For the year ended December 31, 2024
4,387
For the year ended December 31, 2025 and beyond
11,583
Total lease payments
46,174
Less: imputed interest
(6,928)
Present value of lease liabilities $
39,246
Note 7 – Restructuring and Related Activities
As previously disclosed in its 2019 Form 10-K, in the third quarter of 2019, the Company’s management approved a global restructuring plan (the “QH Program”) as part of its plan to realize certain cost synergies associated with the Combination. The QH
Program includes restructuring and associated severance costs to reduce total headcount by approximately 350 people globally, as well as plans for the closure of certain manufacturing and non-manufacturing facilities. The exact timing and total costs associated with the QH Program will depend on a number of factors and is subject to change; however, the Company currently expects reduction in headcount and site closures to continue to occur during 2020 and into 2021 under the QH Program and estimates that anticipated cost synergies realized from the QH Program will approximate one-times the restructuring costs incurred. Employee separation benefits will vary depending on local regulations within certain foreign countries and will include severance and other benefits.
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

September 30, 2020 is as
follows:
QH Program
Accrued restructuring as of December 31, 2019
$
18,043
Restructuring and related charges
3,585
Cash payments
(12,772)
Currency translation adjustments

37
Accrued restructuring as of September 30, 2020
$
8,893
In connection with the plans for closure of certain

manufacturing and non-manufacturing facilities, the Company

made a decision
to make available for sale certain facilities during the second quarter of 2020.

As a result, certain buildings and land with an aggregate
book value of approximately $
12.8

million have been reclassified to other current assets from property,

plant and equipment as of
September 30, 2020.

Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Condensed Consolidated Statements of
Operations for the three and nine months ended

September 30, 2020 and 2019:

Three Months Ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
Stock options $
353
$
455
$
1,138
$
888
Non-vested restricted stock awards and restricted stock

units
1,259
867
3,782
2,005
Non-elective and elective 401(k) matching contribution in

stock
910
—
2,072
—
Employee stock purchase plan
—
21
—
68
Director stock ownership plan
243
27
337
81
Performance stock units
280
—
560
—
Annual incentive plan
7,102
—
9,931
—
Total share-based

compensation expense
$
10,147
$
1,370
$
17,820
$
3,042
Share-based compensation expense is recorded in SG&A,

except for approximately $
0.4

million and $
1.2

million for the three
and nine months ended September 30, 2020, respectively,

and $
0.3

million and $
0.4

million for the three and nine months ended
September 30, 2019,

respectively, recorded

within Combination, integration and other acquisition-related expenses.

The increase in
total share-based compensation expense for the nine months

ended September 30, 2020 includes performance stock unit

s, annual
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
%
Expected term (years)
4.0
The fair value of these options is amortized on a straight

-line basis over the vesting period.

As of September 30, 2020,
unrecognized compensation expense related to all stock options granted was $
1.8

million, to be recognized over a weighted average
remaining period of
2.0

years.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

19
Restricted Stock Awards

and Restricted Stock Units

During the nine months ended September 30, 2020, the

Company granted
27,841

non-vested restricted shares and
6,030

non-
vested restricted stock units under its LTIP

,

subject to time-based vesting, generally over a three-year period.

The fair value of these
grants is based on the trading price of the Company’s

common stock on the date of grant. The Company adjusts the

grant date fair
value of these awards for expected forfeitures based

on historical experience.

As of September 30, 2020, unrecognized compensation
expense related to the non-vested restricted shares was $
5.7

million, to be recognized over a weighted average remaining

period of
1.7
years, and unrecognized compensation expense

related to non-vested restricted stock units was $
1.0

million, to be recognized over a
weighted average remaining period of
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

As of September 30, 2020, the Company estimates that it will issue approximately
28,000

fully vested shares as of the settlement
date of the award based on the conditions of the

PSUs and Company’s closing

stock price on September 30, 2020.

As of September
30, 2020, there was approximately $
2.8

million of total unrecognized compensation cost related to PSUs which the Company expects
to recognize over a weighted-average period of
2.5

years.
Annual Incentive Plan
The Company maintains an Annual Incentive Plan

(“AIP”), which may be settled in cash or a certain number of shares subject to
performance-based and time-based vesting conditions.

It is the Company’s current

intention to settle the 2020 AIP in shares, and
therefore, expense associated with the AIP in 2020 is recorded as a component of share-based compensation expense.

The number of
fully vested shares that may ultimately be issued as settlement for each award is subject to the achievement of the Company’s performance against certain internal financial and non-financial metrics and approval by the Company’s

Compensation Committee.

Compensation expense for the AIP is measured based on the estimated total value of the award.

The number of shares that will
ultimately be issued under the AIP award will be equal

to the final value of the award converted into a number of shares based on the
trading price of the Company’s

common stock on the date of settlement.

As of September 30, 2020, the Company estimates that it
will issue approximately
74,000

fully vested shares as of the settlement date of the award

based on the conditions of the AIP,

the
Company’s projected

performance against its performance metrics and Company’s

closing stock price on September 30, 2020.
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

For
the three and nine months ended September 30, 2020,

total contributions were $
0.9

million and $
2.1

million, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

20
Note 9 – Pension and Other Postretirement

Benefits
The components of net periodic benefit (income) cost for

the three and nine months ended September 30, 2020 and

2019 are as
follows:
Three Months Ended September 30, Nine Months Ended September 30,
Other Other
Postretirement Postretirement
Pension Benefits Benefits Pension Benefits Benefits
2020 2019 2020 2019 2020 2019 2020 2019
Service cost $
1,227
$
993
$
2
$
2
$
3,565
$
2,956
$
5
$
5
Interest cost
1,527
1,852
25
36
4,782
4,068
77
107
Expected return on plan assets
(3,526)
(2,140)
—
—
(7,246)
(4,102)
—
—
Settlement charge
—
—
—
—
22,667
—
—
—
Actuarial loss amortization
626
799
15
—
2,288
2,348
46
—
Prior service cost amortization
(42)
(34)
—
—
(123)
(117)
—
—
Net periodic benefit (income)
cost $
(188)
$
1,470
$
42
$
38
$
25,933
$
5,153
$
128
$
112
In the fourth quarter of 2018, the Company began the process of terminating its Legacy Quaker non-contributory U.S. pension plan (“Legacy Quaker U.S. Pension Plan”). During the third quarter of 2019, the Company received a favorable termination determination letter from the Internal Revenue Service (“I.R.S.”) and amended the Legacy Quaker U.S. Pension Plan to comply with final regulations of the Internal Revenue Code. The Company completed the Legacy Quaker U.S. Pension Plan termination during the first quarter of 2020. In order to terminate the Legacy Quaker U.S. Pension Plan in accordance with I.R.S. and Pension Benefit
Guaranty Corporation requirements, the Company was required to fully fund the Legacy Quaker U.S. Pension Plan on a termination basis and the amount necessary to do so was approximately $1.8 million, subject to final true up adjustments. In the third quarter of
2020, the Company finalized the amount of the liability and related annuity payments and received a refund in premium of approximately $1.6 million. In addition, the Company recorded a non-cash pension settlement charge at plan termination of approximately $22.7 million. This settlement charge included the immediate recognition into expense of the related unrecognized losses within accumulated other comprehensive income (loss) (“AOCI”) on the balance sheet as of the plan termination date.

Employer Contributions
The Company previously disclosed in its 2019 Form 10-K

that it expected to make minimum cash contributions of $
10.0

million
to its U.S. and foreign pension plans and approximately

$
0.4

million to its other postretirement benefit plans in 2020.

As of
September 30, 2020, $
6.9

million and $
0.2

million of contributions have been made to the Company’s

U.S. and foreign pension plans
and its other postretirement benefit plans, respectively.

This excludes the $
1.8

million of additional funding made in the first quarter
of 2020, as required, to terminate the Legacy Quaker U.S.

Pension Plan, noted above.
Note 10 – Other (Expense) Income, Net
The components of other (expense) income, net, for the

three and nine months ended September 30, 2020 and 2019 are

as
follows:
Three Months Ended Nine Months Ended
September 30,

September 30,

2020 2019 2020 2019
Income from third party license fees $
190
$
242
$
702
$
655
Foreign exchange (losses) gains, net
(1,897)
376
(3,080)
(5)
(Loss) gain on fixed asset disposals, net
(24)
72
(105)
111
Non-income tax refunds and other related credits
—
82
2,131
1,047
Pension and postretirement benefit income (costs),

non-service components
1,375
(513)
(22,491)
(2,304)
Other non-operating income, net
117
(56)
436
107
Total other

(expense) income, net
$
(239)
$
203
$
(22,407)
$
(389)

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

21
Pension and postretirement benefit income (costs), non-service components during both the three and nine months

ended
September 30, 2020 includes the $
1.6

million refund in premium described in Note 9 of Notes to Condensed

Consolidated Financial
Statements.

In addition, this line also includes $
22.7

million related to the Legacy Quaker U.S. Pension Plan non-cash settlement
charge during the nine months ended September

30, 2020, also described in Note 9 of Notes to Condensed Consolidated

Financial
Statements.
Note 11 – Income Taxes

and Uncertain Income Tax

Positions
The Company’s effective

tax rate for the three and nine months ended September 30, 2020 was an expense of
8.1
% and a benefit
of
38.3
%, respectively, compared

to a benefit of
27.6
% and an expense of
22.9
%, respectively, for the

three and nine months ended
September 30, 2019.

The Company’s effective

tax rate for the three and nine months ended September 30,

2020 was impacted by the
pre-tax loss for the nine months ended September

30, 2020, the tax effect of certain one-time pre

-tax costs as well as certain tax
charges and benefits in the current period related

to the impact of recently issued tax regulations and other changes in foreign tax
credit valuation allowances, discussed below,

tax law changes in foreign jurisdictions, and the tax impact of the Company’s
termination of its Legacy Quaker U.S. Pension Plan.

Applying the recently issued tax regulations resulted in a $
5.0

million discrete
benefit on the foreign tax credit valuation allowance

and a $
2.1

million benefit on the 2019 return to provision adjustment,

both
recognized in the third quarter of 2020.

Comparatively, the

three and nine months ended September 30, 2019 effectiv

e

tax rates were
impacted by certain non-deductible costs associated with the

Combination and withholding tax expense associated with the

assumed
repatriation of previously untaxed current earnings and profits of certain of the Company’s foreign

subsidiaries, partially offset by
favorable return to provision adjustments in the current

year and certain share-based compensation-related tax benefits for deductions
in excess of compensation costs associated with stock option exercises.

Additionally, in the third

quarter of 2019, the Company
recorded a cumulative year-to-date tax benefit

as a result of one of its subsidiaries receiving approval

for the renewal of the
concessionary
15
% tax rate compared to its
25
% statutory tax rate.
On March 27, 2020, in response to COVID-19 and its detrimental impact to the global economy,

the Coronavirus Aid, Relief and
Economic Security Act (the “CARES Act”) was enacted into

law, providing a stimulus

to the U.S. economy in the form of various
individual and business assistance programs as well as temporary changes to existing tax law.

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
negative impacts from COVID-19.

In addition, the Company reviewed its existing deferred tax assets in light of COVID-19 and
determined that, at this time, no change in valuation

allowance is required except with regard to its foreign tax credits as noted below.

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

During the first nine months of 2020, the Company

made certain adjustments to the deferred tax liability to

take into account a tax law
change enacted in the first quarter in a certain foreign

jurisdiction, the inclusion of other earnings to be repatriated,

and the actual
repatriation of earnings, resulting in a deferred tax liability of $
6.4

million as of September 30, 2020.

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
.

As of September 30, 2020, the Company had net realizable
foreign tax credits of $
26.0

million on its balance sheet expected to be utilized between
2020 and 2026
.

The change in net realizable
foreign tax credits during the first nine months of 2020

was primarily driven by the Company's update to its initial opening balance sheet estimate with respect to acquired Houghton foreign

tax credit deferred tax assets, described in Note 2 of Notes to Condensed
Consolidated Financial Statements, as well as approximately

$
0.5

million of tax benefit for the nine months ended September 30, 2020 based on revised taxable income projections and changes

to the interest expense limitation under the CARES Act amongst other
factors.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

22
The Company continues to recognize interest and penaltie

s

associated with uncertain tax positions as a component of

taxes on
income (loss) before equity in net income of associated

companies in its Condensed Consolidated Statements of Operations.

The
Company recognized a credit for interest of $
0.2

million and an expense of $
0.4

million and an expense for penalties of less than $
0.1
million and $
0.5

million in its Condensed Consolidated Statement of Operations for

the three and nine months ended September 30,
2020, respectively.

Comparatively, the Company

recognized an expense for interest of $
0.1

million and $
0.4

million and an expense
for penalties of less than $
0.1

million and $
0.1

million for the three and nine months ended September 30,

2019, respectively.

As of
September 30, 2020, the Company had accrued $
2.7

million for cumulative interest and $
4.2

million for cumulative penalties in its
Condensed Consolidated Balance Sheets, compared

to $
2.3

million for cumulative interest and $
3.1

million for cumulative penalties
accrued at December 31, 2019.
As of September 30, 2020, the Company’s

cumulative liability for gross unrecognized tax benefits was $
21.7

million, an increase
of $
2.6

million from the $
19.1

million cumulative liability accrued as of December

31, 2019.

During the nine months ended September 30, 2020

and 2019, the Company recognized a decrease of $
1.9

million and $
1.5
million, respectively,

in its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of
limitations for certain tax years.
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
2009
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
1.3

million of additional reserves for uncertain tax positions for the open tax years that
is consistent with the tentative agreement reached involving tax years 2008 through 2015.

As of September 30, 2020, the Company
believes it has adequate reserves for uncertain tax

positions with respect to this matter.
Houghton Italia, S.r.l

is also currently involved in a corporate income tax audit with the

Italian tax authorities covering tax years
2014 through 2018.

As part of the purchase accounting related to the Combination,

the Company has established a $
5.4

million
reserve for uncertain tax positions relating to this audit.

Since this reserve relates to tax periods prior to the Combination,

the
Company has submitted an indemnification claim

against funds held in escrow by Houghton’s

former owners for certain tax liabilities
arising pre-Combination.

As a result, a corresponding $
5.4

million indemnification receivable has also been established through
purchase accounting that would offset the

$
5.4

million in tax liabilities booked through purchase accounting.

These amounts relate to
the 2014 to 2018 audit periods as well as the seven-month

period in 2019 prior to the Combination.

As of September 30, 2020, the
Company believes it has adequate reserves for uncertain

tax positions.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

23
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations for the three and nine months ended September 30, 2020 and
2019:
Three Months Ended

Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
Basic earnings (loss) per common share

Net income (loss) attributable to Quaker Chemical Corporation
$

27,304
$
(13,053)
$

(8,812)
$
16,382
Less: (income) loss allocated to participating securities

(113)

46

44

(40)
Net income (loss) available to common shareholders
$

27,191
$
(13,007)
$

(8,768)
$
16,342
Basic weighted average common shares outstanding
17,743,538
16,185,724
17,704,662
14,271,121
Basic earnings (loss) per common share
$
1.53
$
(0.80)
$
(0.50)
$
1.15
Diluted earnings (loss) per common share
Net income (loss) attributable to Quaker Chemical Corporation
$
27,304
$
(13,053)
$

(8,812)
$
16,382
Less: (income) loss allocated to participating securities
(113)

46

44

(40)
Net income (loss) available to common shareholders
$
27,191
$
(13,007)
$
(8,768)
$
16,342
Basic weighted average common shares outstanding
17,743,538
16,185,724
17,704,662
14,271,121
Effect of dilutive securities
57,327
—
—
42,850
Diluted weighted average common shares outstanding
17,800,865
16,185,724
17,704,662
14,313,971
Diluted earnings (loss) per common share
$
1.53
$
(0.80)
$
(0.50)
$
1.14
During the third quarter of 2019, the Company issued

approximately
4.3

million shares of common stock, comprising
24.5
% of
the common stock of the Company immediately after

the closing, as a component of the consideration transferred in the Combination.
Certain stock options and restricted stock units are not included in the diluted earnings (loss) per share calculation because the effect
would have been anti-dilutive.

All of the Company’s potentially

dilutive shares for the nine months ended September

30, 2020 and
the three months ended September 30, 2019 are anti-dilutive

and not included in the dilutive earnings (loss) per share

calculations
because of the Company’s

net loss for the periods.

There were
no

anti-dilutive shares excluded from the diluted earnings per share calculations for the three months ending September 30,

2020 and the nine months ended September 30, 2019.

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

The proceeds of the settlement and release agreements

have been deposited into interest bearing
accounts that earned less than $
0.1

million in the nine months ended September 30, 2020, compared to $
0.2

million in the nine months
ended September 30, 2019.

The interest was offset by $
0.8

million of payments during the nine months ended September

30, 2020,
compared to $
0.6

million of payments in the nine months ended September 30, 2019.

Due to the restricted nature of the proceeds, a
corresponding deferred credit was established in other

non-current liabilities for an equal and offsetting amount,

and will remain until
the restrictions lapse or the funds are exhausted via payments of claims and costs of defense.
The following table provides a reconciliation of cash,

cash equivalents and restricted cash as of September 30, 2020 and

2019,
and December 31, 2019 and 2018:
September 30, December 31,
2020 2019 2019 2018
Cash and cash equivalents $
155,750
$
128,161
$
123,524
$
104,147
Restricted cash included in other current assets
82
460
353
—
Restricted cash included in other assets
18,901
19,839
19,678
20,278
Cash, cash equivalents and restricted cash $
174,733
$
148,460
$
143,555
$
124,425

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

24
Note 14 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the

nine months ended September 30, 2020 were as follows:
Global
Specialty
Americas EMEA Asia/Pacific Businesses Total
Balance as of December 31, 2019 $
216,385
$
133,018
$
141,727
$
116,075

$
607,205
Goodwill acquired
—
531
—
—
531
Currency translation and other adjustments

(7,262)
725
10,907
38
4,408
Balance as of September 30, 2020 $
209,123
$
134,274
$
152,634
$
116,113

$
612,144
Other adjustments in the table above include updates

to the Company’s allocation

of the Houghton purchase price and associated
goodwill to each of the Company’s

reportable segments during the first nine months of 2020, including

a $
2.6

million decrease in the
Americas, a $
1.4

million decrease in EMEA, a $
8.0

million increase in Asia/Pacific and a $
0.5

million increase in Global Specialty
Business.
Gross carrying amounts and accumulated amortization

for definite-lived intangible assets as of September 30, 2020 and
December 31, 2019 were as follows:
Gross Carrying Accumulated
Amount Amortization
2020 2019 2020 2019
Customer lists and rights to sell $
796,163

$
792,362

$
85,751

$
49,932
Trademarks, formulations and product

technology

156,837

157,049

27,872

21,299
Other

6,288

6,261

5,725

5,776
Total definite

-lived intangible assets
$
959,288

$
955,672

$
119,348

$
77,007
The Company amortizes definite-lived intangible assets on

a straight-line basis over their useful lives.

The Company recorded
$
14.0

million and $
41.7

million of amortization expense for the three and nine

months ended September 30, 2020, respectively.

Comparatively,

the Company recorded $
9.2

million and $
12.8

million of amortization expense for the three and nine months ended
September 30, 2019, respectively.

Estimated annual aggregate amortization expense for

the current year and subsequent five years is as follows:
For the year ended December 31, 2020 $
55,447
For the year ended December 31, 2021
55,830
For the year ended December 31, 2022
55,673
For the year ended December 31, 2023
55,451
For the year ended December 31, 2024
55,025
For the year ended December 31, 2025
54,354
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

September 30, 2020 was $
204.0

million.

Comparatively, these
indefinite-lived intangible assets totaled $
242.0

million as of December 31, 2019.

In addition, the Company has other indefinite-lived
intangible assets totaling $
1.1

million as of both September 30, 2020 and December 31,

2019.

As of September 30, 2020, the Company continued to

evaluate the on-going impact of COVID-19 on the Company’s

operations,
and the volatility and uncertainty in the economic outlook

as a result of COVID-19, to determine if this indicated it was more likely
than not that the carrying value of any of the Company’s

reporting units or indefinite-lived or long-lived intangible assets were not
recoverable.

The Company concluded that the impact of COVID-19 did not represent a triggering event as of September 30, 2020
with regards to any of the Company’s

reporting units or indefinite-lived and long-lived intangible assets.
While the Company concluded that the impact of COVID-19

did not represent a triggering event as of September 30,

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

Note 15 – Debt

Debt as of September 30, 2020 and December 31,

2019 includes the following:
As of September 30, 2020 As of December 31, 2019
Interest
Outstanding

Interest
Outstanding

Rate Balance Rate Balance
Credit Facilities:
Revolver
1.65%
$
155,000
3.20%
$
171,169
U.S. Term Loan
1.65%
577,500
3.20%
600,000
EURO Term Loan
1.50%
152,123
1.50%
151,188
Industrial development bonds
5.26%
10,000
5.26%
10,000
Bank lines of credit and other debt obligations
Various
1,950
Various
2,608
Total debt
$
896,573
$
934,965
Less: debt issuance costs
(11,873)
(14,196)
Less: short-term and current portion of long-term debts
(38,630)
(38,332)
Total long

-term debt
$
846,070
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
ceases to be reported.

The interest rate incurred on the outstanding borrowings under the New Credit Facility during the nine months
ended September 30, 2020 was approximately
2.2
%.

As of September 30, 2020, the interest rate on the outstanding borrowings under
the New Credit Facility was approximately
1.9
%.

In addition to paying interest on outstanding principal under the New Credit
Facility, the Company

is required to pay a commitment fee ranging from
0.2
% to
0.3
% depending on the Company’s

consolidated net
leverage ratio to the lenders under the Revolver in

respect of the unutilized commitments thereunder.

The Company has unused
capacity under the Revolver of approximately $
239

million, net of bank letters of credit of approximately $
6

million, as of September
30, 2020.

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

As of September 30, 2020
and December 31, 2019, the Company was in compliance with all of the New Credit Facility covenants.

The Term Loans have
quarterly principal amortization during their respective

five-year maturities, with
5.0
% amortization of the principal balance due in
years 1 and 2,
7.5
% in year 3, and
10.0
% in years 4 and 5, with the remaining principal amount due

at maturity.

During the nine
months ended September 30, 2020,

the Company made three quarterly amortization payments

related to the Ter

m

Loans totaling
$
28.1

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
1.64
% plus an applicable margin as provided in the

New Credit Facility, based on

the Company’s consolidated

net leverage ratio.

At the time the Company entered into the swaps, and

as of September 30, 2020, the aggregate interest rate on the swaps, including the
fixed base rate plus an applicable margin, was
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

As of September 30,
2020 and December 31, 2019, the Company had $
11.9

million and $
14.2

million, respectively, of debt

issuance costs recorded as a
reduction of long-term debt.

As of September 30, 2020 and December 31, 2019, the

Company had $
6.3

million and $
7.6

million,
respectively, of

debt issuance costs recorded within other assets.

Industrial development bonds
As of September 30, 2020 and December 31, 2019

,

the Company had fixed rate, industrial development authority bonds totaling
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

Total unused
capacity under these arrangements as of September

30, 2020 was approximately $
38

million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s only other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of September 30, 2020 were approximately $12 million.
For the three and nine months ended September 30, 2020

,

the Company incurred the following debt related expenses included within Interest expense, net, in the Condensed Consolidated

Statements of Operations:
Three Months Ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
Interest expense $
5,957
$
5,761
$
19,621
$
8,258
Amortization of debt issuance costs
1,188
792
3,562
792
Total $
7,145
$
6,553
$
23,183
$
9,050
Based on the variable interest rates associated with the New

Credit Facility, as of September

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
$
432
$
1,167,341
Net income (loss)
—
—
27,304
—
38
27,342
Amounts reported in other comprehensive

income
—
—
—
34,254
17
34,271
Dividends ($
0.395

per share)
—
—
(7,048)
—
—
(7,048)
Share issuance and equity-based
compensation plans
31
4,494
—
—
—
4,525
Balance at September 30, 2020 $
17,831
$
900,602
$
382,521
$
(75,010)
$
487
$
1,226,431
Balance at June 30, 2019 $
13,338
$
97,602
$
424,448
$
(78,881)
$
1,454
$
457,961
Net (loss) income
—
—
(13,053)
—
72
(12,981)
Amounts reported in other comprehensive

loss
—
—
—
(27,166)
(94)
(27,260)
Dividends ($
0.385

per share)
—
—
(6,826)
—
—
(6,826)
Shares issued related to the Combination
4,329
784,751
—
—
—
789,080
Share issuance and equity-based
compensation plans
64
3,412
—
—
—
3,476
Balance at September 30, 2019 $
17,731
$
885,765
$
404,569
$
(106,047)
$
1,432
$
1,203,450

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
1,241,455
Net (loss) income
—
—
(8,812)
—
88
(8,724)
Amounts reported in other comprehensive

income (loss)
—
—
—
3,160
(114)
3,046
Dividends ($
1.165

per share)
—
—
(20,735)
—
—
(20,735)
Acquisition of noncontrolling interest
—
(707)
—
—
(340)
(1,047)
Distribution to noncontrolling interest
affiliate shareholders
—
—
—
—
(751)
(751)
Share issuance and equity-based
compensation plans
96
13,091
—
—
—
13,187
Balance at September 30, 2020 $
17,831
$
900,602
$
382,521
$
(75,010)
$
487
$
1,226,431
Balance at December 31, 2018 $
13,338
$
97,304
$
405,125
$
(80,715)
$
1,317
$
436,369
Cumulative effect of an accounting change
—
—
(44)
—
—
(44)
Balance at January 1, 2019
13,338
97,304
405,081
(80,715)
1,317
436,325
Net income
—
—
16,382
—
186
16,568
Amounts reported in other comprehensive

loss
—
—
—
(25,332)
(71)
(25,403)
Dividends ($
1.140
0 per share)
—
—
(16,894)
—
—
(16,894)
Shares issued related to the Combination
4,329
784,751
—
—
—
789,080
Share issuance and equity-based
compensation plans
64
3,710
—
—
—
3,774
Balance at September 30, 2019 $
17,731
$
885,765
$
404,569
$
(106,047)
$
1,432
$
1,203,450

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

29
The following tables show the reclassifications from and

resulting balances of AOCI for the three and nine months

ended
September 30, 2020 and 2019:
Defined Unrealized
Currency Benefit
Gain (Loss) in

Translation Pension
Available-for

-
Derivative
Adjustments Plans Sale Securities Instruments Total
Balance at June 30, 2020 $
(88,637)
$
(17,363)
$
1,148
$
(4,412)
$
(109,264)
Other comprehensive income (loss) before

reclassifications
33,601
(901)
810
460
33,970
Amounts reclassified from AOCI
—
584
(104)
—
480
Current period other comprehensive income (loss)
33,601
(317)
706
460
34,450
Related tax amounts
—
60
(150)
(106)
(196)
Net current period other comprehensive income (loss)

33,601
(257)
556
354
34,254
Balance at September 30, 2020 $
(55,036)
$
(17,620)
$
1,704
$
(4,058)
$
(75,010)
Balance at June 30, 2019 $
(50,296)
$
(29,323)
$
738
$
—
$
(78,881)
Other comprehensive (loss) income before
reclassifications
(28,211)
679
(6)
—
(27,538)
Amounts reclassified from AOCI
—
728
(96)
—
632
Current period other comprehensive (loss) income
(28,211)
1,407
(102)
—
(26,906)
Related tax amounts
—
(281)
21
—
(260)
Net current period other comprehensive (loss) income
(28,211)
1,126
(81)
—
(27,166)
Balance at September 30, 2019 $
(78,507)
$
(28,197)
$
657
$
—
$
(106,047)
Defined Unrealized
Currency Benefit
Gain (Loss) in

Translation Pension
Available-for

-
Derivative
Adjustments Plans Sale Securities Instruments Total
Balance at December 31, 2019 $
(44,568)
$
(34,533)
$
1,251
$
(320)
$
(78,170)
Other comprehensive (loss) income before
reclassifications
(10,468)
(409)
802
(4,855)
(14,930)
Amounts reclassified from AOCI
—
25,550
(229)
—
25,321
Current period other comprehensive (loss) income
(10,468)
25,141
573
(4,855)
10,391
Related tax amounts
—
(8,228)
(120)
1,117
(7,231)
Net current period other comprehensive (loss) income
(10,468)
16,913
453
(3,738)
3,160
Balance at September 30, 2020 $
(55,036)
$
(17,620)
$
1,704
$
(4,058)
$
(75,010)
Balance at December 31, 2018 $
(49,322)
$
(30,551)
$
(842)
$
—
$
(80,715)
Other comprehensive (loss) income before

reclassifications
(29,185)
760
2,133
—
(26,292)
Amounts reclassified from AOCI
—
2,192
(235)
—
1,957
Current period other comprehensive (loss) income
(29,185)
2,952
1,898
—
(24,335)
Related tax amounts
—
(598)
(399)
—
(997)
Net current period other comprehensive (loss) income
(29,185)
2,354
1,499
—
(25,332)
Balance at September 30, 2019 $
(78,507)
$
(28,197)
$
657
$
—
$
(106,047)
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

Measurements at September 30, 2020
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance $
1,803
$
—
$
1,803
$
—
Total $
1,803
$
—
$
1,803
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

The Company did not hold any Level 3 investments as of

September 30, 2020 or December 31, 2019, respectively,

so related
disclosures have not been included.

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
and nine months ended September 30, 2019.

The balance sheet classification and fair values of the

Company’s derivative instruments,

which are Level 2 measurements, are as
follows:
Fair Value
Condensed Consolidated September 30, December 31,
Balance Sheet Location 2020 2019
Derivatives designated as cash flow hedges:
Interest rate swaps Other non-current liabilities $
5,271
$
415
$
5,271
$
415
The following table presents the net unrealized loss deferred to

AOCI:
September 30, December 31,
2020 2019
Derivatives designated as cash flow hedges:
Interest rate swaps AOCI $
4,058
$
320
$
4,058
$
320
The following table presents the net loss reclassified from

AOCI to earnings:
Three Months Ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
Amount and location of expense reclassified
from AOCI into Expense (Effective Portion) Interest expense, net $
(640)
$
—
$
(1,105)
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

As of September 30, 2020, ACP believes it is close to meeting the conditions for
closure of the groundwater treatment system, but continues

to operate

this system while in discussions with the relevant authorities.

As of September 30, 2020, the Company believes that the

range of potential-known liabilities associated with the balance of the ACP
water remediation program is approximately $
0.1

million to $
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
of the applicable sites.

During the three and nine months ended September 30,

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
5

million and $
6

million as of
September 30, 2020, for which $
5.7

million was accrued within other accrued liabilities and other non-current liabilities on the
Company’s Condensed

Consolidated Balance Sheet as of September 30, 2020.

Comparatively, as of

December 31, 2019, the
Company had $
6.6

million accrued for with respect to these matters.
The Company believes, although there can be no assurance

regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.

Approximately $
0.1
million and $
0.2

million were accrued as of September 30, 2020 and December

31, 2019, respectively, to

provide for such anticipated
future environmental assessments and remediation

costs.

The Company is party to other litigation which management

currently believes will not have a material adverse

effect on the
Company’s results of

operations, cash flows or financial condition.

In addition, the Company has an immaterial amount of contractual purchase obligations.
Note 20 – COVID-19 Global Pandemic
In early 2020, a global outbreak of COVID-19 occurred

initially in China and then across all locations where the Company does business, and which continued into the third quarter.

In March 2020, the World

Health Organization formally identified the COVID-
19 outbreak as a pandemic.

In an effort to halt the outbreak of COVID-19,

the governments of impacted countries, including but not
limited to the United States, the European Union, and China, have taken various actions to reduce its spread, including travel restrictions, shutdowns of businesses deemed nonessential,

and stay-at-home or similar orders.

This outbreak and associated
measures to reduce its spread have caused significant disruption

s

to the operations of the Company and its suppliers and customers.

The disruptions and negative impact to the Company

include significant volume declines and lower net sales initially at its China subsidiaries in the first quarter of 2020 and subsequently,

beginning late March and continuing into the third quarter,

at almost all of
its other sites as the global economy slowed significantly

in response to the pandemic.

Management continues to monitor the impact
that the COVID-19 pandemic is having on the Company

,

the overall specialty chemical industry,

and the economies and markets in
which the Company operates.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except share and per share amounts

,

unless otherwise stated)
(Unaudited)

32
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
controls and procedures.

The full extent of the COVID-19 pandemic related

business and travel restrictions and changes to business and consumer
behavior intended to reduce its spread are uncertain as of

the date of this Report as COVID-19 and the responses of governmental authorities continue to evolve globally.

The Company cannot reasonably estimate the magnitude of the effects these conditions will
have on the Company’s

operations as they are subject to significant uncertainties relating to the ultimate geographic spread of the
virus, the incidence and severity of the disease, the duration or resurgence of the outbreak, the length of the

travel restrictions and
business closures imposed by governments of impacted

countries, and the economic response by governments of impacted countries.

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

Throughout this Quarterly Report on Form 10-Q (the “Report”),

all figures
presented, unless otherwise stated, reflect the results of

operations of the combined company for the three and nine

months ended
September 30, 2020 and for the three and nine months

ended September 30, 2019 include the results of two months

of Houghton’s
operations post-closing of the Combination on August 1,

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

States.
The Company’s third

quarter of 2020 performance continued to be affected

by the COVID-19 pandemic and its impact on the
global economy,

including most of the Company’s

end customers.

However, the Company is pleased with its third

quarter
performance as it showed 28% sequential growth in

net sales compared to the second quarter of 2020.

Compared to the prior year,
third quarter net sales of $367.2 million increased 13% compared to $325.1 million in the third quarter of 2019 due primarily to the
inclusion of $74.6 million of Houghton and Norman Hay

plc (“Norman Hay”) net sales.

Excluding Houghton and Norman Hay net
sales, the Company’s net

sales would have declined approximately 10% quarter-over-quarter,

primarily driven by a decrease in sales
volumes of 8% due to the negative impacts of COVID-19

on global production levels in the current quarter.

The Company’s gross
profit and selling, general and administrative expenses (“SG&A”)

also increased due to the inclusion of Houghton and Norman

Hay,
but both also benefited from the realization of cost savings associated with synergies achieved with the

Combination as well as the
impact of lower SG&A due to further cost saving measures

put in place to help offset the impacts of COVID-19.
The Company reported third quarter of 2020 net

income of $27.3 million or $1.53 per diluted share compared

to third quarter of
2019 net loss of $13.1 million or $0.80 per diluted share.

The third quarter of 2019 net loss was impacted by initial

inventory fair
value adjustments, restructuring charges and

Combination costs that were high due to the Combination’s

August 1, 2019 completion.

Excluding costs associated with the Combination and

other

non-core items in each period, the Company’s

adjusted EBITDA of $63.9
million in the third quarter of 2020 increased 24% compared to

$51.4 million in the prior year quarter,

primarily due to the
Combination, the inclusion of Norman Hay and the benefits of cost savings realized from the Combination, which were

partially offset
by the current quarter negative impacts of COVID-19.

The Company’s non-GAAP earnings

per diluted share were $1.56 in both the
third quarters of 2020 and 2019, as higher net income was offset by an additional 4.3 million shares issued as part of

the consideration
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

Businesses segment.

Without the inclusion of
Houghton and Norman Hay,

net sales would have been lower in all segments compared

to the prior year, primarily driven by declines
in volume due to the negative impacts of COVID-19 on

the Company’s end markets.

As reported, all of the Company’s

segment
operating earnings were higher compared to the third

quarter of 2019 driven by the inclusion of Houghton and

Norman Hay and cost
synergies achieved with the Combination partially

offset by the negative impacts of COVID-19.

Additional details of each segment’s
operating performance are further discussed in the Company’s reportable segments review,

in the Operations section of this Item,
below.
The Company had net operating cash flow of approximately

$67.3 million in the third quarter of 2020 compared

to $13.1 million
in the third quarter of 2019, resulting in an increase in

its current year-to-date net operating cash flow to $112.0

million compared to
$35.5 million in the first nine months of 2019.

The increase in net operating cash flow year-over-year

was driven by the inclusion of
Houghton and Norman Hay earnings, releases in working

capital primarily due to the volume declines related to COVID-19 and lower
cash outflows associated with the Combination.

The key drivers of the Company’s

operating cash flow and working capital are
further discussed in the Company’s

Liquidity and Capital Resources section of this Item,

below.
Overall, the Company’s

third quarter results were negatively impacted by the continuing effects of COVID-19, but the
Company’s performance

also showed good positive trends across the globe when compared sequentially to the second quarter of
2020.

Notably, the Company

continues to see lower production in most of its end markets compared to the prior year with the most
significant reductions in the automotive and aerospace

industries.

Despite these challenges, the Company was able

to generate

Quaker Chemical Corporation
Management’s Discussion and Analysis

significant net operating cash flow,

continue to pay its regular dividends, pay down its debt and continue to execute its integration
plans for the Combination.

The current global economic slowdown and other impacts

due to COVID-19 pose an unprecedented challenge, but the

Company
expects to successfully navigate this downturn

as the Company has demonstrated the ability,

now and in the past, to respond quickly
to changing market conditions.

The Company also expects to maintain sufficient

liquidity and to remain in compliance with all of its
debt covenants despite these difficult economic

times.

The Company expects that its integration synergies

and additional cost savings
actions as well as continuing share gains in the marketplace will help the Company during these challenging times.

These factors,
coupled with the benefit of a projected gradual rebound

in demand in the Company’s end

markets, are expected to drive significant
adjusted EBITDA growth in 2021 and 2022.
Impact of COVID-19

In early 2020, the global outbreak of COVID-19

negatively impacted all locations where the Company does

business.

Although
the Company has now operated during several quarters

in this COVID-19 environment, the full extent of the outbreak and related
business impacts remain uncertain and volatile, and

therefore the full extent to which COVID-19 may impact the Company’s future
results of operations or financial condition is uncertain.

This outbreak has significantly disrupted the operations of

the Company and
its suppliers and customers.

The Company has experienced significant volume declines and

lower net sales as further described in this
section, initially at its China subsidiaries

in the first quarter of 2020 and, subsequently,

beginning in late March and continuing into the
third quarter, throughout the rest of

the business due to the global economic slowdown brought

on by COVID-19.

Management
continues to monitor the impact that the COVID-19 pandemic

is having on the Company,

the overall specialty chemical industry and
the economies and markets in which the Company operates.

Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot, as
of the date of this Report, reasonably estimate the

magnitude or the full extent of the impact to its future results of operations or to the
ability of it or its customers to resume more normal

operations, even as certain restrictions are lifted. The prolonged pandemic and a
resurgence in outbreak, and continued restrictions

on day-to-day life and business operations may result in volume declines and lower
net sales in future periods as compared to pre-COVID-19

levels.

To the extent that

the Company’s customers and

suppliers continue
to be significantly and adversely impacted by COVID-19,

this could reduce the availability,

or result in delays, of materials or supplies
to or from the Company,

which in turn could significantly interrupt the Company’s

business operations.

Given this ongoing
uncertainty,

the Company cautions that its future results of operations, including the results for the remainder of 2020, could be
significantly adversely impacted by COVID-19.

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

●

Our Business Conditions

– The Company’s third

quarter of 2020 results showed solid improvement over the second quarter
of 2020, which was consistent with expectations that

April and May would be the worst months of the year and

that the
Company would show gradual quarterly improvement

sequentially throughout the remainder of the year.

However, demand
still remained somewhat deflated compared to pre-COVID-19

levels as many customers maintained reduced production
levels during the third quarter of 2020.

Excluding Houghton and Norman Hay net sales, all four of the

Company’s reportable
segments showed declines in net sales due to COVID-19

during the third quarter of 2020 compared to the prior year,

with the
Americas and EMEA being the most impacted and Asia/Pacific being the least impacted.

The Company currently still
expects that the impact from COVID-19 will gradually

improve sequentially each quarter subject to the effective

containment

Quaker Chemical Corporation
Management’s Discussion and Analysis

of the virus and its effects.

However, the incidence of reported cases of

COVID-19 appears to be again increasing in several
geographies where we have significant operations and

it remains highly uncertain as to how long the global pandemic

and
related economic challenges will last and when our customers’

businesses will recover.

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

Liquidity and Capital Resources
At September 30, 2020, the Company had cash, cash equivalents and restricted cash of $174.7 million, including

approximately
$19.0 million of restricted cash.

Total cash, cash

equivalents and restricted cash was $143.6 million at December 31,

2019, which
included $20.0 million of restricted cash.

The $31.1 million increase in cash, cash equivalents and restricted cash was the net result of
$ 112.0

million of cash provided by operating activities partially offset by $
65.0

million of cash used in financing activities and $15.3
million of cash used in investing activities as well as a $0.5 million negative impact due to the effect of foreign

currency translation on
cash.

Net cash flows provided by operating activities were $112.0

million in the first nine months of 2020 compared to $35.5

million in
the first nine months of 2019.

The Company’s current

year net operating cash flow increase was largely due to

the inclusion of
Houghton and Norman Hay earnings, r
eleases in working capital primarily due to the volume declines related to COVID-19, lower
cash outflows associated with the Combination

and higher cash dividends received from its associated companies year-over-year
including $ 5.0

million received from the Company’s

joint venture in Korea in the first quarter of 2020.

Net cash flows used in investing activities were $ 15.3

million in the first nine months of 2020 compared to $807.9 million in the
first nine months of 2019.

This significant decrease in cash outflows used in investing activities was due to the prior year payments
related to the closing of the Combination on August 1,

2019.

In addition, the Company had higher investments in property,

plant and
equipment due to the inclusion of Houghton and Norman

Hay capital expenditures in 2020 including higher expenditures related to
integrating the companies during the nine months ended

September 30, 2020.

Also, in the current year, the Company

finalized the
post-closing adjustment related to Norman Hay and

made an additional payment of approximately $
3.2

million.

Net cash flows used in financing activities were $65.0

million in the first nine months of 2020 compared to cash provided in financing activities of $798.4 million in the first nine

months of 2019.

The $863.4 million decrease in net cash flows was due
primarily to additional term loan and revolving credit facility borrowings in the prior year to close the Combination compared to $
28.1
million of current year debt repayments in accordance with

its term loan agreements and a net $16.5 million reduction

in borrowings
under the Company’s revolving

credit facilities in the current year.

The net reduction in borrowings in the current year includes the drawdown in March 2020 of most of the available capacity

under the Revolver as a precautionary measure to supplement

cash on
hand at the onset of the pandemic which was subsequently

repaid in September 2020.

Also, as part of the Combination, the Company
incurred and paid debt issuance costs of approximately

$23.7 million in the prior year.

In addition, the Company paid $
20.5

million of
cash dividends during the first nine months of 2020, a

$
5.5

million or
37 % increase in cash dividends compared to the prior year,
primarily due to the approximately 4.3 million shares issued at closing of the Combination, as well as both the current

year and prior
year cash dividend per share increases.

Finally, during the

first nine months of 2020, the Company used $1.0 million

to purchase the
remaining noncontrolling interest in one of its South African affiliates.

Prior to this buyout, this South African affiliate

made a
distribution to the prior noncontrolling affiliate

shareholder of approximately $0.8 million in the first nine

months of 2020.

There
were no similar noncontrolling interest activities in the first nine months of 2019.

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

1, 2019, the New Credit Facility became effective,
replacing the Company’s

previous credit facility.

See Note 2 and Note 15 of Notes to Condensed Consolidated

Financial Statements.

Quaker Chemical Corporation
Management’s Discussion and Analysis

As of September 30, 2020, the Company had New Credit

Facility borrowings outstanding of $884.6 million.

As of December 31,
2019, the Company had New Credit Facility borrowings

outstanding of $922.4 million.

The Company has unused capacity under the
Revolver of approximately $239 million, net of bank letters

of credit of approximately $6 million, as of September 30,

2020.

The
Company’s other debt obl

igations are primarily industrial development bonds, bank lines of credit and municipality-related loans,
which totaled $12.0 million as of September 30, 2020

and $12.6 million as of December 31, 2019, respectively.

Total unused capacity
under these arrangements as of September 30, 2020 was approximately

$38 million.

The Company’s total net debt as

of September
30, 2020 was $740.8 million.

As of September 30, 2020 and December 31, 2019, the

Company was in compliance with all of its bank
covenants, including those under the New Credit Facility.

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

on the Company’s consolidated

net leverage ratio.
At the time the Company entered into the swaps, and

as of September 30, 2020, this aggregate rate was 3.1%.

The Company currently expects to realize Combination

cost synergies on a pro forma combined company basis

of $58 million in
2020, $75 million in 2021 and $80 million in 2022, which

are increases from the Company’s

previous expectations of $53 million,
$65 million and $75 million, respectively.

The Company estimates that it realized approximately $40 million of cost savings during
the first nine months of 2020 on a combined company

pro forma basis.

The Company expects to incur additional costs and

make associated cash payments to integrate Quaker and

Houghton and
continue realizing the Combination’s

total anticipated cost synergies.

The Company expects cash payments,
including those pursuant
to the QH Program, described below,

but excluding incremental capital expenditures related to the

Combination, will be between
approximately 1.0 and 1.2 times its total anticipated 2022

cost synergies of $80 million.

The Company expects to incur these costs
over a three-year period following the closing of the Combination,

with a significant portion of these costs incurred or expected to be
incurred in 2019 and the current year.

The Company incurred $23.4 million of total Combination,

integration and other acquisition-
related expenses in the first nine months of 2020, including

$0.8 million of accelerated depreciation, described in

the Non-GAAP
measures of this Item below.

The Company had aggregate net cash outflows of

approximately $20.9 million related to the
Combination, integration and other acquisition-related

expenses during the first nine months of 2020.

Comparatively, during

the first
nine months of 2019, the Company incurred $25.9

million of total Combination, integration and other acquisition

-related expenses,
including $2.1 million of ticking fees, described in the Non

-GAAP Measures of this Item below,

and aggregate net cash outflows
related to these costs were $40.1 million.

Quaker Houghton’s management

approved, and the Company initiated, a global restructuring

plan (the “QH Program”) in the
third quarter of 2019 as part of its planned cost synergies

associated with the Combination and recorded a $24.0

million charge.

The
QH Program includes restructuring and associated

severance costs to reduce total headcount by approximately

350 people globally
and plans for the closure of certain manufacturing and

non-manufacturing facilities.

In connection with the plans for closure of certain
manufacturing and non-manufacturing facilities, the

Company made a decision to make available for sale certain

facilities during

the
second quarter of 2020 resulting in the reclassification of

approximately $
12.8

million of buildings and land to other current assets
from property,

plant and equipment as of September 30, 2020.

The Company expects to receive amounts in excess of net book value
for the properties held for sale.

Additionally, as a result

of the QH Program, the Company recognized $
3.6

million of restructuring
and related charges in the first nine months

of 2020.

The exact timing and total costs associated with the QH Program will depend on
a number of factors and is subject to change; however,

the Company currently expects reduction in headcount and

site closures will
continue to occur during 2020 and into 2021 under the QH Prog ram and estimates that the anticipated cost synergies

realized under
this program will approximate one-times restructuring costs

incurred.

The Company made cash payments related to the settlement of
restructuring liabilities under the QH Program during the

first nine months of 2020 of approximately $
12.8

million compared to $4.6
million in the first nine months of 2019.

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

In the third quarter of 2020, the
Company finalized the amount of liability and related

annuity payments and received a refund in premium of $1.6 million.

In
addition, the Company recorded a non-cash pension settlement charge at plan termination of approximately $22.7

million in the first
quarter of 2020.

As of September 30, 2020, the Company’s

gross liability for uncertain tax positions, including interest and penalties, was $
28.6
million.

The Company cannot determine a reliable estimate of the

timing of cash flows by period related to its uncertain tax position liability.

However, should the entire liability

be paid, the amount of the payment may be reduced by up

to $
8.3

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

The Company performed a qualitative assessment over these

indefinite-lived intangible assets as of September 30,
2020 and concluded that no further impairment indicators existed.

The book value of these assets as of September 30,

2020 was
$204.0 million.

As of September 30, 2020, the Company continued to

evaluate the on-going impact of COVID-19 on the Company’s

operations,
and the volatility and uncertainty in the economic outlook

as a result of COVID-19 to determine if again this indicated

it was more
likely than not that the carrying value of any of the Company’s reporting units or indefinite-lived or long-lived assets was not recoverable.

The Company concluded that the impact of COVID-19 did not represent a triggering event as of September 30, 2020
with regards to any of the Company’s

reporting units or indefinite-lived and long-lived assets.

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

The Company presents EBITDA which is calculated as net income

(loss) attributable to the Company before depreciation and
amortization, interest expense, net, and taxes on (loss) income before equity in net income of associated companies.

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

Non-GAAP net income is calculated as adjusted EBITDA, defined above, less depreciation and amortization, interest
expense, net, and taxes on income (loss) before equity

in net income of associated companies, in each cash adjusted,

as applicable, for
any depreciation, amortization, interest or tax impacts resulting from the non-core items identified in the reconciliation

of net income
(loss) attributable to the Company to adjusted EBITDA.

Non-GAAP earnings per diluted share is calculated as non

-GAAP net
income per diluted share as accounted for under the

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
Non-GAAP Operating Income and Margin Reconciliations
Three Months Ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
Operating income (loss) $ 34,859 $ (14,502) $ 24,653 $ 25,858
Fair value step up of inventory sold (a) — 10,214 226 10,214
Houghton combination, integration and other

acquisition-related expenses (b)
6,913 14,702 23,442 23,789
Restructuring and related charges (c) 1,383 24,045 3,585 24,045
Customer bankruptcy costs (d) — — 463 —
Charges related to the settlement of a non-core

equipment sale (e)
— — — 384
Indefinite-lived intangible asset impairment (f) — — 38,000 —
Non-GAAP operating income $ 43,155 $ 34,459 $ 90,369 $ 84,290
Non-GAAP operating margin (%) (n)
11.8% 10.6% 8.8% 11.4%

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin
and Non-GAAP Net Income Reconciliations Three Months Ended Nine Months Ended
September 30,

September 30,

2020 2019 2020 2019
Net income (loss) attributable to Quaker Chemical Corporation $ 27,304 $ (13,053) $ (8,812) $ 16,382
Depreciation and amortization (b)(l) 21,022 14,312 63,764 24,014
Interest expense, net (b) 6,837 6,102 22,109 7,611
Taxes on income

(loss) before equity in net income

of associated companies (m)
2,245 (5,633) (7,603) 4,096
EBITDA 57,408 1,728 69,458 52,103
Equity income in a captive insurance company (g) (542) (524) (697) (1,260)
Fair value step up of inventory sold (a) — 10,214 226 10,214
Houghton combination, integration and other

acquisition-related expenses (b)
6,913 14,702 22,679 23,789
Restructuring and related charges (c) 1,383 24,045 3,585 24,045
Customer bankruptcy costs (d) — — 463 —
Charges related to the settlement of a non-core

equipment sale (e)
— — — 384
Indefinite-lived intangible asset impairment (f) — — 38,000 —
Pension and postretirement benefit (income) costs,

non-service components (h)
(1,375) 513 22,491 2,304
Currency conversion impacts of hyper-inflationary economies (i) 154 728 278 891
Adjusted EBITDA
$ 63,941 $ 51,406 $ 156,483 $ 112,470
Adjusted EBITDA margin (%) (n) 17.4% 15.8% 15.2% 15.2%
Adjusted EBITDA
$ 63,941 $ 51,406 $ 156,483 $ 112,470
Less: Depreciation and amortization (b)
21,022 14,312 63,002 24,014
Less: Interest expense, net - adjusted (b)
6,837 5,747 22,109 5,531
Less: Taxes on income

(loss) before equity in net income

of associated companies - adjusted (j)(k)(m)
8,337 6,086 15,473 17,913
Non-GAAP net income
$ 27,745 $ 25,261 $ 55,899 $ 65,012

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations Three Months Ended Nine Months Ended
September 30, September 30,
2020 2019 2020 2019
GAAP earnings (loss) per diluted share attributable to
Quaker Chemical Corporation common shareholders $ 1.53 $ (0.80) $ (0.50) $ 1.14
Equity income in a captive insurance company

per diluted share (g)
(0.03) (0.03) (0.04) (0.09)
Fair value step up of inventory sold per diluted share (a) — 0.47 0.01 0.53
Houghton combination, integration and other

acquisition-related expenses per diluted share (b)
0.30 0.75 1.03 1.50
Restructuring and related charges per diluted

share (c)
0.06 1.13 0.15 1.28
Customer bankruptcy costs per diluted share (d) — — 0.02 —
Charges related to the settlement of a non-core

equipment

sale per diluted share (e)
— — — 0.02
Indefinite-lived intangible asset impairment per diluted

share (f)
— — 1.65 —
Pension and postretirement benefit (income) costs,

non-service components per diluted share (h)
(0.06) 0.02 0.83 0.12
Currency conversion impacts of hyper-inflationary

economies per diluted share (i)
0.01 0.05 0.02 0.06
Transition tax adjustments per diluted

share (j)
— (0.03) — (0.03)
Impact of certain discrete tax items per diluted share (k) (0.25) — (0.02) —
Non-GAAP earnings per diluted share (o) $ 1.56 $ 1.56 $ 3.15 $ 4.53
(a)

Fair value step up of inventory sold relates to expense

associated with selling inventory of acquired businesses which was
adjusted to fair value as a part of purchase accounting.

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

Company.

Approximately $0.3 million and $1.5 million in the three and nine months ended September 30, 2020, respectively,

and approximately $3.4 million and $6.9 million in the three and nine
months ended September 30, 2019, respectively,

of these pre-tax costs were considered non-deductible for the purpose of
determining the Company’s

effective tax rate, and, therefore, taxes on income (loss)

before equity in net income of associated
companies - adjusted reflects the impact of these items.

During the nine months ended September 30, 2020, the

Company
recorded

$0.8 million of accelerated depreciation related to certain of the Company’s facilities, which is included

in the caption
“Houghton combination, integration and other acquisition

-related expenses” in the reconciliation of operating income

(loss) to
non-GAAP operating income and included in the caption

“Depreciation and amortization” in the reconciliation of

net income
(loss) attributable to the Company to EBITDA, but excluded

from the caption “Depreciation and amortization” in the
reconciliation of adjusted EBITDA to non-GAAP net

income attributable to the Company.

During the three and nine months
ended September 30, 2019, the Company incurred $0.4

million and $2.1 million, respectively,

of ticking fees to maintain the bank
commitment related to the Combination.

These interest costs are included in the caption “Interest expense,

net” in the
reconciliation of net income (loss) attributable to the

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

Company and is not considered core to the Company’s

operations.
(h)

Pension and postretirement benefit (income) costs, non-service components represent the pre-tax, non-service component of

the
Company’s pension and

postretirement net periodic benefit cost in each period.

These costs are not indicative of the future
operating performance of the Company.

The nine months ended September 30, 2020 includes the

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

During the three
and nine

months ended September 30, 2020 and 2019, the Company

incurred non-deductible, pre-tax charges related to the
Company’s Argentine

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

Reform in December 2017.

Specifically, the

Company had
adjusted the initial amount estimated for the one-time charge on the gross deemed repatriation on previously un

taxed accumulated
and current earnings and profits of certain of the Company’s foreign subsidiaries.

In addition, the Company had adjusted its
initial estimate of the impact from certain internal revenue code changes associated with the deductibility of certain executive compensation.

These adjustments were based on guidance issued during 2018

and 2019 by the I.R.S., the U.S. Treasury and
various state taxing authorities and were the result of

specific one-time events that are not indicative of the future operating performance of the Company.

See Note 11 of Notes to Condensed

Consolidated Financial Statements, which appears in Item 1

of
this Report.
(l)

Depreciation and amortization for the three and nine

months ended September 30, 2020 includes approximately

$0.2 million and
$0.9 million, respectively,

and for both the three and nine months ended September 30,

2019 includes $0.1 million of
amortization expense recorded within equity in net income

of associated companies in the Company’s

Condensed Consolidated
Statements of Operations, which is attributable to the

amortization of the fair value step up for the Company’s

50% interest in a
Houghton joint venture in Korea as a result of required

purchase accounting.
(m)

Taxes on income

(loss) before equity in net income of associated companies – adjusted presents the impact of any current and
deferred income tax expense (benefit), as applicable, of the reconciling items presented in the reconciliation of net income (loss)
attributable to Quaker Chemical Corporation to adjusted

EBITDA, and was determined utilizing the applicable rates in the taxing jurisdictions in which these adjustments occurred, subject

to deductibility.

Fair value step up of inventory sold described in (a)
resulted in incremental taxes of less than $0.1 million during the nine months ended September 30, 2020 and $2.6 million

for both
the three and nine months ended September 30, 2019.

Houghton combination, integration and other acquisition-related expenses
described in (b) resulted in incremental taxes of approximately

$1.7 million and $5.1 million for the three and nine months ended
September 30, 2020, respectively,

and $2.8 million and $4.5 million for the three and nine

months ended September 30, 2019,
respectively.

Restructuring and related charges described in (c) resulted

in incremental taxes of $0.4 million and $0.9 million for
the three and nine months ended September 30, 2020,

respectively, and $5.6 million

for both the three and nine months ended
September 30, 2019.

Customer bankruptcy costs described in (d) resulted in

incremental taxes of $0.1 million during the nine
months ended September 30, 2020.

Charges related to the settlement of a non-core equipment sale described in (e) resulted in
incremental taxes of $0.1 million for the nine months

ended September 30, 2019.

Indefinite-lived intangible asset impairment
described in (f) resulted in incremental taxes of $8.7 million during the nine months ended September 30, 2020.

Pension and

Quaker Chemical Corporation
Management’s Discussion and Analysis

postretirement benefit (income) costs, non-service components described in (h) resulted in a reduction of taxes of $0.3 million for
the three months ended September 30, 2020 and incremental taxes of $7.7 million for the nine months ended September 30,

2020,
and incremental taxes of $0.1 million and $0.5 million for

the three and nine months ended September 30, 2019, respectively.

Transition tax adjustments described

in (k) resulted in incremental taxes of $0.4 million for both the three and nine months ended
September 30, 2019.

Tax impact of certain

discrete items described in (j) resulted in a tax benefit of $4.5 million and $0.4 million
for the three and nine months ended September 30,

2020.

(n)

The Company calculates adjusted EBITDA margin

and non-GAAP operating margin as the percentage

of adjusted EBITDA and
non-GAAP operating income to consolidated net sales.
(o)

The Company calculates non-GAAP earnings per diluted share

as non-GAAP net income attributable to the Company

per
weighted average diluted shares outstanding using the “two-class share method” to calculate such in each given period.

The
calculation of GAAP and non-GAAP earnings (loss) per

diluted share for the three and nine months ended September

30, 2019
was impacted by the 4.3 million share issuance in connection with the Combination.

Therefore, the per diluted share result for
each of the first three quarters of 2019, as reported on

a standalone basis, may not sum to the per diluted share

result for the nine
months ended September 30, 2019.
Off-Balance Sheet Arrangements
The Company had no material off-balance

sheet items, as defined under Item 303(a)(4) of Regulation S-K as of

September 30,
2020.

The Company’s only off

-balance sheet items outstanding as of September 30,

2020 represented approximately $
12

million of
total bank letters of credit and guarantees.

The bank letters of credit and guarantees are not significant to the Company’s liquidity or
capital resources.

See also Note 15 of Notes to Condensed Consolidated Financial

Statements, which appears in Item 1 of this Report.

Operations
Consolidated Operations Review – Comparison of the Third

Quarter of 2020 with the Third Quarter

of 2019
Net sales were $367.2 million in the third quarter of 2020

compared to $325.1 million in the third quarter of 2019.

The net sales
increase of 13% quarter-over-quarter includes

net sales from acquisitions, primarily Houghton and Norman Hay,

of $74.6 million.

Excluding net sales related to acquisitions, the Company’s

current quarter net sales would have declined approximately

10%, which
reflects a decrease

in sales volumes of 8%, a negative impact from foreign currency translation of 1% and a decrease from selling
price and product mix of 1%.

The primary driver of the volume decline in the current

quarter was the negative impact of COVID-19
on global production levels.
COGS were $227.0 million in the third quarter of 2020 compared to $220.1 million in the third quarter of 2019.

The increase in
COGS of 3% was primarily due to the inclusion of Houghton

and Norman Hay sales and associated COGS, partially offset

by the
prior year charge of $10.2 million to increase

acquired Houghton inventory to its fair value described in the Non

-GAAP Measures
section of this Item above, as well as lower COGS on the decline in Legacy Quaker net sales, described above.
Gross profit in the third quarter of 2020 of $140.2 million

increased $35.1 million or 33% from the third quarter of 2019, due primarily to additional gross profit from Houghton and

Norman Hay.

The Company’s reported gross margin

in the current quarter
was 38.2% compared to 32.3% in the third quarter of 2019

which includes the inventory fair value step up described

above.

Excluding the one-time increase to COGS in the prior

year, the Company estimates that its gross margin

for the third quarter of 2019
would have been approximately 35.5%.

The estimated increase in gross margin quarter

-over-quarter was primarily due to lower
COGS as a result of the Company’s

progress on Combination-related logistics, procurement and

manufacturing cost savings
initiatives, as well as a benefit from certain price and product mix in the Company’s raw

materials.
SG&A in the third quarter of 2020 increased $16.2 million

compared to the third quarter of 2019 due primarily

to additional
SG&A from Houghton and Norman Hay.

This increase was partially offset by lower SG&A due

to the impact of COVID-19 cost
savings actions, including lower travel expenses, and

the benefits of realized cost savings associated with the Combination.
During the third quarter of 2020, the Company incurred

$6.9 million of Combination, integration and other acquisition-related expenses, primarily for professional fees related to Houghton integration activities.

Comparatively, the Company

incurred $14.7
million of similar expenses in the prior year third

quarter, primarily due to various professional

fees related to integration planning and
regulatory approval as well as professional fees associated

with closing the Combination.

See the Non-GAAP Measures section of
this Item, above.
The Company initiated a restructuring program during

the third quarter of 2019 as part of its global plan to realize cost synergies
associated with the Combination and recorded an initial

$24.0 million restructuring charge.

The Company expects reductions in
headcount and site closures under this program to continue

during 2020 and into 2021.

The Company recorded additional
restructuring and related charges of $1.4 million

related to this program during the third quarter of 2020.

See the Non-GAAP
Measures section of this Item, above.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Operating income in the third quarter of 2020 was $34.9

million compared to an

operating loss of $14.5 million in the third
quarter of 2019.

Excluding Combination, integration and other acquisition-related expenses, restructuring and related charges and
other

non-core items, the Company’s

current quarter non-GAAP operating income increased 25%

to $43.2 million compared to $34.5
million in the prior year quarter, primarily

due to additional operating income from Houghton and Norman Hay and the benefits from
cost savings related to the Combination partially offset

by the negative impact of COVID-19.

The Company had other expense, net, of $0.2 million

in the third quarter of 2020 compared to other income, net,

of less than $0.2
million in the third quarter of 2019.

The quarter-over-quarter change was primarily driven

by higher foreign currency transaction
losses in the third quarter of 2020 as compared to the

prior year third quarter partially offset by lower

expenses from the non-service
components of pension and postretirement benefit costs in

the current quarter.

Interest expense, net, increased $0.7 million compared to

the third quarter of 2019 primarily due to an additional month of
borrowings in the current quarter under the Company’s

term loans and revolving credit facility to finance the closing of the
Combination on August 1, 2019, as well as higher

current quarter borrowings outstanding as a result of the additional revolver
borrowings in March 2020 at the onset of the pandemic,

partially offset by a decline in overall interest rates during the current quarter.
The Company’s effective

tax rates for the third quarters of 2020 and 2019 were an expense of 8.1%

compared to a benefit of
27.6%, respectively.

The Company’s current

quarter effective tax rate was impacted by certain one

-time items including benefits
related to the impact of recently issued U.S. tax regulations and other changes in foreign tax credit valuation allowances,

a change in a
foreign subsidiary’s statutory

rate and impacts related to the Combination.

Similarly, the prior year third

quarter tax rate was impacted
by the pre-tax losses driven by Combination costs, restructuring charges and inventory fair value expense previously

mentioned.

Excluding the impact of these items as well as all other non-core items in each quarter, described in

the Non-GAAP Measures section
of this Item, above, the Company estimates that its third quarters of 2020 and 2019 effective tax rates would have

been approximately
24% and 20%, respectively.

The higher estimated current quarter tax rate was driven

by a change in the current quarter earnings
footprint to entities with higher statutory tax rates as well as a cumulative year-to-date tax benefit recorded

during the third quarter of
2019 as a result of one of its subsidiaries receiving approval for the renewal of a concessionary 15% tax rate compared to its 25%
statutory tax rate.

The concessionary tax rate was available to the Company’s

subsidiary during all quarters of 2020.

The Company
may experience continued volatility in its effective

tax rates due to several factors, including the timing

of tax audits and the expiration
of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain
incentives in various tax jurisdictions, the treatment of certain acquisition-related costs and the timing and amount of certain share-
based compensation-related tax benefits, among other

factors.

In addition, the foreign tax credit valuation allowance

is based on a
number of variables, including forecasted earnings, which

may vary.

Equity in net income of associated companies was consistent

at $1.8 million in both the third quarters of 2020 and

2019.

Net income attributable to noncontrolling interest was consistent at less than $0.1 million in both the third quarters of 2020 and
2019.
Foreign exchange negatively impacted the Company’s

third quarter results by approximately $0.18 per diluted share,

primarily
due to higher foreign exchange transaction losses quarter

-over-quarter and to a lesser extent, an aggregate negative

impact from
foreign currency translation on earnings.
Consolidated Operations Review – Comparison of the First Nine

Months of 2020 with the First Nine Months of 2019
Net sales were $1,031.8 million in the first nine months of

2020 compared to $742.2 million in the first nine months of 2019.

The
net sales increase of 39% year-over-year includes net

sales from acquisitions, primarily Houghton and Norman Hay,

of $407.4
million.

Excluding net sales related to acquisitions, the Company’s

current year net sales would have declined approximately 16%, which reflects a decrease in sales volumes of 13%, a negative impact from foreign currency translation of 2 % and a decrease from selling price and product mix of 1%.

Consistent with the third quarter of 2020 description above, the primary driver of the volume
decline in the current year was the negative impact of COVID-19 on global production levels.
COGS were $660.4 million in the first nine months of

2020 compared to $486.2 million in the first nine months

of 2019.

The
increase in COGS of 36%

was primarily due to the inclusion of Houghton and Norman

Hay sales and associated COGS and the
current year $0.8 million of accelerated depreciation

charges partially offset by the prior

year $10.2 million of an inventory fair value
step up charge described in the Non-GAAP Measures

section of this Item above, and lower COGS on the decline

in legacy Quaker net
sales, described above.
Gross profit in the first nine months of 2020 increased

$115.4 million or 45%

from the first nine months of 2019, due primarily to
additional gross profit from Houghton and Norman Hay.

The Company’s reported gross

margin in the current period was 36.0%
compared to 34.5% in the first nine months of 2019,

which included the inventory fair value step up described

above.

Excluding this
one-time increase to COGS in the prior year,

the Company estimates that its gross margin for

the first nine months of 2019 would
have been relatively consistent with the current year

at 35.9%.

Quaker Chemical Corporation
Management’s Discussion and Analysis

SG&A in the first nine months of 2020 increased

$100.1 million compared to the first nine months of 2019

due primarily to
additional SG&A from Houghton and Norman Hay,

partially offset by the same drivers described in

the third quarter description
above.
During the first nine months of 2020, the Company

incurred $22.8 million of Combination, integration and other acquisition-
related expenses, primarily for professional fees related

to Houghton integration activities.

Comparatively,

the Company incurred
$23.8 million of similar expenses in the prior year,

primarily due to various professional fees related to integration planning and
regulatory approval as well as professional fees associated

with closing the Combination.

See the Non-GAAP Measures section of
this Item, above.
As described above,

the Company initiated

a restructuring program

during the third

quarter of 2019

as part of

its global plan

to
realize cost synergies

associated with

the Combination.

The Company recorded

additional restructuring

and related charges

of $3.6
million during

the first

nine months

of 2020

compared to

$24.0 million

first nine

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

COVID-19 on their
estimated fair values.

There were no impairment charges in the second or third

quarters of 2020 or in the prior year.

See the Critical
Accounting Policies and Estimates section as well as the Non

-GAAP Measures section, of this Item, above.
Operating income in the first nine months of 2020 was $24.7

million compared to $25.9 million in the first nine months of

2019.

Excluding Combination, integration and other acquisition

-related expenses, restructuring and related charges,

the non-cash indefinite-
lived intangible asset impairment charge, and

other non-core items, the Company’s

current year non-GAAP operating income of $90.4
million increased compared

to $84.3 million in the prior year, primarily

due to additional operating income from Houghton and
Norman Hay and the benefits from costs savings related to

the Combination partially offset by the negative

impact of COVID-19.
The Company’s other

expense, net, was $22.4 million in the first nine months of 2020 compared to $0.4 million in the prior year
period.

The year-over-year increase in other expense,

net was primarily due to the first quarter of 2020 non-cash

settlement charge of
$22.7 million associated with the termination of the

Legacy Quaker U.S. Pension Plan, described in the Non

-GAAP Measures section
of this Item, above, as well as higher foreign currency

transaction losses in the current year.
Interest expense, net, increased $14.5 million in the first nine months of 2020 compared to the first nine months of 2019 primarily
due to additional borrowings under the Company’s

term loans and revolving credit facility to finance the closing of the Combination
on August 1, 2019.
The Company’s effective

tax rates for the first nine months of 2020 and 2019 were a benefit of

38.3% and an expense of 22.9%,
respectively.

The Company’s current year

effective tax rate was impacted by the pre-tax loss for

the nine months ended September
30, 2020, the tax effect of certain one-time

pre-tax costs as well as certain one-time tax charges and

benefits in the current period,
including those mentioned in the three months analysis

above as well as those related to the impact of recently issued U.S. tax regulations and other changes in the valuation allowances

for foreign tax credits acquired with the Combination, additional charges
taken for uncertain tax positions related to certain

foreign tax audits, and the tax impact of the Company’s

termination of its Legacy
Quaker U.S. Pension Plan.

Comparatively, the prior

year effective tax rate was primarily impacted by certain

non-deductible costs
associated with the Combination.

Excluding the impact of these items as well as all other non-core items in each year, described in
the Non-GAAP Measures section of this Item, above, the

Company estimates that its first nine months of 2020 and 2019 effective tax
rates were relatively consistent at approximately 23%

and 22%, respectively.

Equity in net income of associated companies increased $ 0.7 million in the first nine months of 2020 compared to the

first nine
months of 2019, primarily due to additional earnings

from Houghton’s 50% interest

in a joint venture in Korea partially offset by
lower earnings as compared to the prior year period from

the Company’s interest in

a captive insurance company.

See the Non-GAAP
Measures section of this Item, above.
Net income attributable to noncontrolling interest was $0.1

million in the first nine months of 2020 compared to $0.2

million in
the first nine months of 2019.
Foreign exchange negatively impacted the Company’s

first nine months of 2020 results by approximately $0.27 per diluted share,
primarily due to higher foreign exchange transaction

losses year-over-year and to a lesser extent, an aggregate

negative impact from
foreign currency translation on earnings.
Reportable Segments Review - Comparison of the Third

Quarter of 2020 with the Third Quarter of 2019
The Company’s reportable

segments reflect the structure of the Company’s

internal organization, the method by which the
Company’s resources are

allocated and the manner by which the chief operating decision maker of the Company assesses its
performance.

During the third quarter of 2019 and in connection with the Combination,

the Company reorganized its executive

Quaker Chemical Corporation
Management’s Discussion and Analysis

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

Operating expenses not directly attributable to the net

sales of each respective
segment are not included in segment operating earnings,

such as certain corporate and administrative costs, Combination, integration and other acquisition-related expenses, Restructuring and

related charges, and COGS related to acquired inventory

sold, which is
adjusted to fair value as part of purchase accounting.

Other items not specifically identified with the Company’s

reportable segments
include interest expense, net, and other (expense) income,

net.
Americas
Americas represented approximately 32% of the Company

’s consolidated net sales in the

third quarter of 2020.

The segment’s
net sales were $119.5 million,

an increase of $2.8 million or 2% compared to the third

quarter of 2019.

The increase in net sales
reflects the inclusion of one additional month of Houghton

net sales of $18.6 million, as the Combination closed on

August 1 in the
prior year.

Excluding Houghton net sales, the segment’s

net sales decrease quarter-over-quarter of approximately

13% was due to
lower volumes of 11% and a negative

impact of foreign currency translation of 4%, partially offset by increases in selling price and
product mix of 2%.

The current quarter volume decline was driven by the economic slowdown due to the impacts of COVID-19.

The
foreign exchange impact was primarily due to the weakening

of the Brazilian real and the Mexican peso against the U.S. dollar,

as
these exchange rates averaged 5.38 and 22.06, respectively,

in the third quarter of 2020 compared to 3.97 and 19.43,

respectively, in
the third quarter of 2019.

This segment’s operating

earnings were $31.1 million, an increase of $7.3 million or 31% compared to the
third quarter of 2019.

The increase in segment operating earnings reflects the

higher net sales with the inclusion of Houghton, noted
above, as well as an increase in gross margin

due to the Company’s progress on

Combination-related logistics, procurement and
manufacturing cost savings initiatives, and lower SG&A

as a result of cost savings actions in response to COVID-19,

including lower
travel expenses, and the benefits of realized cost savings

associated with the Combination, partially offset by

the inclusion of one
additional month of Houghton SG&A.
EMEA
EMEA represented approximately 26% of the Company’s

consolidated net sales in the third quarter of 2020.

The segment’s net
sales were $94.0 million, an increase of $11.6

million or 14% compared to the third quarter of 2019.

The increase in net sales reflects
the inclusion of one additional month of Houghton net

sales of $19.1 million, as the Combination closed on August 1 in the prior year.

Excluding Houghton net sales, the segment’s

net sales decrease quarter-over-quarter of 9% was due to lower volumes of 15%,
partially offset by a positive impact of foreign

currency translation of 4% and increases in selling price and product mix of 2%.

The
current quarter volume decline was driven by the economic

slowdown due to the impacts of COVID-19.

The foreign exchange impact
was primarily due to the strengthening of the euro against

the U.S. dollar as this exchange rate averaged 1.17 in the third quarter of
2020 compared to 1.11 in the

third quarter of 2019.

This segment’s operating earnings

were $17.4 million, an increase of $4.1 million
or 31% compared to the third quarter of 2019, which

reflects the inclusion of Houghton net sales, noted above, coupled with an
increase in gross margin due to the Company’s

progress on Combination-related logistics, procurement and

manufacturing cost
savings initiatives.

These drivers of the increase in segment operating

earnings were partially offset by higher SG&A, including

one
additional month of Houghton SG&A, partially offset

by cost savings actions in response to COVID-19, including

lower travel
expenses, and the benefits of realized cost savings associated with the Combination.
Asia/Pacific
Asia/Pacific represented approximately 23% of the

Company’s consolidated net

sales in the third quarter of 2020.

The segment’s
net sales were $84.9 million, an increase of $10.6 million

or 14% compared to the third quarter of 2019.

The increase in net sales
reflects the inclusion of one additional month of Houghton

net sales of $13.0 million, as the Combination closed on

August 1 in the
prior year.

Excluding Houghton net sales, the segment’s

net sales decrease of 3% quarter-over-quarter was driven

by a decrease in
selling price and product mix of 5%, partially offset

by higher volumes of 1% and a positive impact of foreign currency translation of
1%.

The foreign exchange impact was primarily due to the

strengthening of the Chinese renminbi against the U.S. dollar as this exchange rate averaged 6.92 in the third quarter of 2020

compared to 7.02 in the third quarter of 2019.

This segment’s operating
earnings were $27.3 million, an increase of $6.9 million

or 34% compared to the third quarter of 2019.

The increase in segment
operating earnings reflects the inclusion of Houghton

net sales noted above, and an increase in gross margin

due to the Company’s
progress on Combination-related logistics and

procurement and manufacturing cost savings initiatives.

Segment SG&A was relatively
consistent quarter-over-quarter as increases from

one additional month of Houghton SG&A were largely

offset by cost savings actions
in response to COVID-19, including lower travel expenses,

and the benefits of realized cost savings associated with the Combination.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Global Specialty Businesses
Global Specialty Businesses represented approximately

19% of the Company’s consolidated

net sales in the third quarter of 2020.

The segment’s net sales were

$68.8 million, an increase of $17.0 million or 33% compared

to the third quarter of 2019.

The increase
in net sales reflects the inclusion of one additional month

of Houghton net sales and the entire quarter of Norman

Hay net sales,
totaling $23.8 million, as the Combination closed on August

1 and the Norman Hay acquisition occurred on October

1 in the prior
year.

Excluding Houghton and Norman Hay net sales, the segment’s

net sales decrease of 13% quarter-over-quarter

was driven by
lower volumes of 5%, decreases in selling price and

product mix of 6% and a negative impact from foreign currency translation of
2%.

The current quarter volume decline was primarily due

to a decrease in the Company’s specialty

coatings business driven by
Boeing’s decision to

temporarily stop production of the 737 Max aircraft and continued

volume declines due to the economic
slowdown due to the impacts of COVID-19.

The foreign exchange impact was primarily due to the weakening of the Brazilian real
against the U.S. dollar described in the Americas section,

above.

This segment’s operating earnings

were $21.2 million, an increase of
$5.9 million or 39% compared to the third quarter of 2019.

The increase in segment operating earnings reflects the

inclusion of
incremental Houghton and Norman Hay net sales, noted

above, on relatively consistent gross margin levels, partially offset by higher
SG&A, including one additional month of Houghton SG&A

and the entire quarter of Norman Hay SG&A.
Reportable Segments Review - Comparison of the First Nine Months

of 2020 with the First Nine Months of 2019

Americas
Americas represented approximately 32% of the Company’s

consolidated net sales in the first nine months of 2020.

The
segment’s net sales were $330.0

million, an increase of $69.3 million or 27% compared to the first nine months of 2019.

The increase
in net sales reflects the inclusion of seven additional months of Houghton net sales of $119.9 million,

as the Combination closed on
August 1 in the prior year.

Excluding Houghton net sales, the segment’s

net sales decrease year-over-year of 19% was

due to lower
volumes of 17% and a negative impact of foreign currency

translation of 4%, partially offset by increases in selling

price and product
mix of 2%.

The current year volume decline was driven by the economic

slowdown that began in late March and continued

into the
third quarter of 2020 due to the impacts of COVID-19.

The foreign exchange impact was primarily due to the weakening of the
Brazilian real and the Mexican peso against the

U.S. dollar, as these exchange rates averaged

5.01 and 21.62, respectively,

in the first
nine months of 2020 compared to 3.88 and 19.25, respectively in the first nine months of 2019.

This segment’s operating earnings
were $70.6 million, an increase of $18.5 million or 36%

compared to the first nine months of 2019.

The increase in segment operating
earnings reflects the inclusion of incremental Houghton

net sales, noted, above, and relatively consistent gross margins year-over-year,
partially offset by higher SG&A, including seven

additional months of Houghton SG&A in the current year.
EMEA
EMEA represented approximately 27% of the Company’s

consolidated net sales in the first nine months of 2020.

The segment’s
net sales were $276.5 million, an increase of $92.7

million or 50% compared to the first nine months of 2019.

The increase in net
sales reflects the inclusion of seven additional months

of Houghton net sales of $117.2 million,

as the Combination closed on August
1 in the prior year.

Excluding Houghton net sales, the segment’s

net sales decrease year-over-year of 13% was due

to lower volumes
of 15%, partially offset by a positive impact of

foreign currency translation of 1% and increases in selling price and product mix of
1%.

The current year volume decline was driven by the economic

slowdown that began in late March due to the impacts of COVID-
19 and an overall reduced production in certain EMEA

countries that began in the second half of 2019 and continued

into the third
quarter of 2020 due to the impacts of COVID-19.

The foreign exchange impact was primarily due to the strengthening of the euro
against the U.S. dollar in the third quarter of 2020,

noted in the quarter-over-quarter comparison above,

which reflected the results of
Houghton in both the current and prior year reported

figures.

This segment’s operating

earnings were $46.3 million, an increase of
$15.2 million or 49% compared to the first nine months

of 2019.

The increase in segment operating earnings reflects the inclusion of
incremental Houghton net sales, noted, above,

and relatively consistent gross margins year-over-year,

partially offset by higher
SG&A, including seven additional months of Houghton

SG&A in the current year.
Asia/Pacific
Asia/Pacific represented approximately 22% of the

Company’s consolidated net

sales in the first nine months of 2020.

The
segment’s net sales were $226.9

million, an increase of $61.6 million or 37% compared to the first nine months of 2019.

The increase
in net sales reflects the inclusion of seven additional months of Houghton net sales of $79.7 million, as the Combination

closed on
August 1 in the prior year.

Excluding Houghton net sales, the segment’s

net sales decrease of 11% year-over-year

was driven by
lower volumes of 8%, a negative impact of foreign currency

translation of 1% and decreases in selling price and

product mix of 2%.

The current year volume decline was driven by the

economic slowdown that began in the first quarter in China

and in late March
throughout the region due to the impacts of COVID-19.

The foreign exchange impact was primarily due to the

weakening of the
Chinese renminbi and Indian rupee against the U.S.

dollar as these exchange rates averaged 6.99 and 74.01,

respectively, in the

first
nine months of 2020 compared to 6.86 and 70.11,

respectively, in the first nine

months of 2019.

This segment’s operating earnings
were $66.1 million, an increase of $20.7 million or 46%

compared to the first nine months of 2019.

The increase in segment operating
earnings reflects the inclusion of incremental Houghton

net sales, noted, above, and relatively consistent gross margins year-over-year,
partially offset by higher SG&A, including seven

additional months of Houghton SG&A in the current year.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Global Specialty Businesses
Global Specialty Businesses represented approximately

19% of the Company’s consolidated

net sales in the first nine months of
2020.

The segment’s net sales were $198.4

million, an increase of $65.9 million or 50% compared to the first nine months of 2019.

The increase in net sales reflects the inclusion of seven

additional months of Houghton net sales and the full year-to-date nine months
of Norman Hay net sales, totaling $90.6 million, as the

Combination closed on August 1 and the Norman Hay acquisition closed on
October 1 in the prior year.

Excluding Houghton and Norman Hay net sales, the segment’s

net sales decrease of 19% year-over-year
was driven by lower volumes of 6%, decreases in selling price and product mix of 10% and a negative impact from foreign

currency
translation of 3%.

The current year volume decline was primarily due to a decrease in the Company’s specialty

coatings business
driven by Boeing’s decision

to temporarily stop production of the 737 Max aircraft and

continued volume declines due to the
economic slowdown due to the impacts of COVID-19.

Partially offsetting these volume declines, and contributing to the decrease in
selling price and product mix were higher shipments

of a lower priced product in the Company’s

mining business compared to the
prior year.

The foreign exchange impact was primarily due to the weakening of the Brazilian real against the U.S. dollar described in
the Americas section, above.

This segment’s operating

earnings were $58.1 million, an increase of $21.3 million

or 58% compared to
the first nine months of 2019.

The increase in segment operating earnings reflects the inclusion of incremental Houghton and Norman
Hay net sales, noted, above, partially offset by

higher SG&A, including seven additional months of Houghton

and nine months of
Norman Hay SG&A in the current year.

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

The ultimate significance of COVID-19 on our business
will depend on, among other things, the extent, duration

and strength of resurgence of the pandemic, the severity

of the disease and the

Quaker Chemical Corporation
Management’s Discussion and Analysis

number of people infected with the virus, the continued

uncertainty regarding widespread availability of a vaccine,

the effects on the
economy by the pandemic, including the resulting

market volatility, and by

the measures taken by governmental authorities and other
third parties restricting day-to-day life and business operations and the length of time that such measures remain in place, and governmental programs implemented to assist businesses impacted by the COVID-19 pandemic.

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
13a-15(e) under the Exchange Act) were not effective

as of September 30, 2020 because of the material weaknesses

in our internal
control over financial reporting, as described below.
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

September 30,
2020 and December 31, 2019, and the results of its operations and its cash flows and changes in equity for both the three and nine
month periods ended September 30, 2020 and 2019, are in

conformity with accounting principles generally accepted in

the United
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

During the first nine
months of 2020, management began developing its full remediation plan and executing what will be a multi-step remediation process to completely and fully remediate the material weaknesses identified and described above.

The initial steps the Company has taken
include identifying dedicated internal resources supplemented with third-party specialists to assist with formalizing a robust and detailed remediation plan, which is in the process of

being implemented, and specifically completing an updated

risk assessment,
including identifying and assessing those risks attendant to the significant changes within the Company as a result of becoming

a
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

In undertaking this process and carrying out our remediation plan, the Company has
further supplemented its internal resources that are

focused on internal control over financial reporting by

hiring additional personnel
dedicated to financial and information technology compliance during 2020.

Further, the Company is identifying

and implementing
further modifications to strengthen its internal control

environment.

During the quarter ended September 30, 2020, as a result of
initial remediation activities related to the Company’s

previously identified material weaknesses, the Company has modi fied certain
existing controls, or designed and in some instances implemented new controls.

It is the Company’s goal to remediate

all of the
previously identified material weaknesses as quickly and

effectively as possible, however,

the impact of COVID-19, including travel
restrictions and remote work arrangements has required

the Company to adapt and make changes to its internal controls integration
plans as well as its remediation plans, and has presented

and is expected to continue to present challenges with regards to the timing of
the Company’s remediation

and integration plan activities.

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

Based on that
evaluation,
other than the changes discussed above in connection with the changes designed and implemented as a result of the
Company’s remediation

plan activities for the previously identified material weakne sses,
there were no changes that have materially
affected, or are reasonably likely to materially

affect, our internal control over financial reporting during the quarter ended September
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

In addition, it has resulted in temporary closures of many businesses, and although many of the businesses have subsequently re-opened,

they may be operating at reduced capacity or subject to additional temporary shutdowns, while other closures may be prolonged

or become permanent.
The scale and scope of the COVID-19 outbreak, the resulting

pandemic, and the primary and secondary impacts on

the economy
and financial markets have had a significant disruption

on the operations of the Company and its suppliers and

customers and have
adversely affected the Company’s

results of operations and financial condition during the first nine months of 2020 as further
described in Management’s

Discussion and Analysis of Financial Condition and Results of

Operations included in this Report.

The
Company has experienced disruptions as a result of COVID-19,

initially at its China subsidiaries in the first quarter of 2020 and,
subsequently,

beginning in late March and continuing into the third quarter of 2020, throughout the rest of the business due to the
global economic slowdown.

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
The spread of COVID-19, a further prolonged outbreak,

and efforts to contain the virus in some cases have already

or could in the
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
●

present challenges as a result of travel restrictions and remote work arrangements, including impacting the timing of our ERP
system implementations which are an integral part of

our integration activities, the timing of the Company’s

remediation plan
activities as described in Item 4 Controls and Procedures, of this Report, and the Company’s

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
Although the Company has implemented business continuity

and emergency response plans to permit it to continue

to provide
services and products to customers and support the

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

A further prolonged outbreak or resurgence and period

of continued restrictions on day-
to-day life and business operations would likely result in

volume declines and lower net sales into the fourth quarter

of 2020 as well,
when compared to the prior year.
The ultimate significance of COVID-19 on our business

will depend on, among other things, the extent, duration and strength of
resurgence of the pandemic, the severity of the

disease and the number of people infected with the virus, the ultimate geographic
spread of the virus, the continued uncertainty regarding

widespread availability of a vaccine, the effects on

the economy by the
pandemic, including market volatility,

and by the measures taken by governmental authorities and

other third parties restricting day-
to-day life and the length of time that such measures remain in place, and laws or governmental programs implemented to assist businesses impacted by the COVID-19 pandemic, such as fiscal stimulus and other legislation designed to deliver

monetary aid and
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
29,963

$
200.31

— $
86,865,026

August 1 - August 31
514

$
194.00

— $
86,865,026

September 1 - September 30 — $ — — $
86,865,026

Total
30,477

$
200.20

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

There were no shares acquired by the
Company pursuant to the 2015 Share Repurchase Program

during the quarter ended September 30, 2020.
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
Date: November 5, 2020

Mary Dean Hall, Senior Vice President,

Chief Financial
Officer and Treasurer

(officer duly authorized on behalf
of, and principal financial officer of, the Registrant)