Form 10-K
period 2020-12-31
QUAKER CHEMICAL CORP
filed 2021-03-01
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒
ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended
December 31, 2020
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

(Zip Code)

Registrant’s telephone number, including area code: (
610
)
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
days.

Yes

☒

No

☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-
T (
§

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

Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15

U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit
report.

Yes

☒

No

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes

☐

No

☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity
was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter. (The aggregate market value is computed by reference to the last
reported sale on the New York Stock Exchange on June 30, 2020): $
3,273,904,147
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
17,853,700

shares of Common Stock,
$1.00 Par Value, as of January 31, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

QUAKER CHEMICAL CORPORATION

Table of

Contents

Page

Part I
Item 1. Business. 2
Item 1A. Risk Factors. 7
Item 1B. Unresolved Staff Comments. 19
Item 2. Properties. 19
Item 3. Legal Proceedings. 19
Item 4. Mine Safety Disclosures. 19
Item 4(a). Information about our Executive Officers. 20
Part II
Item 5.

Market for Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities.
22
Item 6. Selected Financial Data. 23
Item 7.

Management’s Discussion and

Analysis of Financial Condition and Results of Operations.
24
Item 7A.

Quantitative and Qualitative Disclosures About Market Risk. 41
Item 8. Financial Statements and Supplementary Data. 43
Item 9.
Changes in and Disagreements With Accountants

on Accounting and Financial Disclosure.
100
Item 9A.

Controls and Procedures. 100
Item 9B. Other Information. 102
Part III
Item 10.
Directors, Executive Officers and Corporate

Governance.
103
Item 11. Executive Compensation. 103
Item 12.
Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.
103
Item 13.
Certain Relationships and Related Transactions,

and Director Independence.
103
Item 14. Principal Accountant Fees and Services. 103
Part IV
Item 15. Exhibits and Financial Statement Schedules. 104
Item 16. Form 10-K Summary. 107

PART

I
As used in this Annual Report on Form 10-K (the “Report”),

the terms “Quaker Houghton”, the “Company”, “we”,

and “our”
refer to Quaker Chemical Corporation (doing business as Quaker

Houghton), its subsidiaries, and associated companies, unless the context otherwise requires.

The term Legacy Quaker refers to the Company prior to

the closing of its combination with Houghton
International, Inc. (“Houghton”) (herein referred

to as the “Combination”) on August 1, 2019.

Throughout the Report, all figures
presented, unless otherwise stated, reflect the results of

operations of the combined company for the year ended

December 31, 2020;
and for the year ended December 31, 2019, the results of

Legacy Quaker plus five months of Houghton’s

operations post-closing of
the Combination on August 1, 2019; and for the year

ended December 31, 2018, the results of only Legacy Quaker.
Item 1.

Business.
General Description
The Company was organized in 1918, incorporated

as a Pennsylvania business corporation in 1930,

and in August 2019
completed

the Combination with Houghton to form Quaker Houghton.

Quaker Houghton is a global leader in industrial process
fluids.

With a presence around the world,

including operations in over 25 countries, the Company’s

customers include thousands of
the world’s most advanced

and specialized steel, aluminum, automotive, aerospace,

offshore, can, mining, and metalworking
companies. Quaker Houghton develops, produces, and

markets a broad range of formulated chemical specialty

products and offers
chemical management services (which we refer to as “Fluidcare
TM
”) for various heavy industrial and manufacturing applications throughout its four segments: Americas; Europe, Middle

East and Africa (“EMEA”); Asia/Pacific; and Global Specialty

Businesses.
The major product lines of Quaker Houghton include

metal removal fluids, cleaning fluids, corrosion inhibitors, metal drawing
and forming fluids, die cast mold releases, heat treatment

and quenchants, metal forging fluids, hydraulic fluids,

specialty greases,
offshore sub-sea energy control fluids,

rolling lubricants, rod and wire drawing fluids and surface treatme nt chemicals.

The following
are the respective contributions to consolidated net sales of each of our principal product lines representing more than 10% of consolidated net sales for

any of the past three years based on the Company’s

current product line segmentation:
2020 2019 2018
Metal removal fluids 23.9
%
19.9
%
15.4
%
Rolling lubricants 21.8
%
21.9
%
25.5
%
Hydraulic fluids 13.3
%
13.0
%
13.0
%
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

Company’s common stock, $1.00

par value per share, comprising 24.5% of the
common stock outstanding upon the closing of the Combination;

and (iii) the Company’s refinancing

of Houghton’s net indebtedness
as of the closing of the Combination of approximately

$702.6 million.

Houghton is a leading global provider of specialty chemicals and technical services for metalworking and other industrial
applications, and, the combination with Legacy Quaker

created a leading global supplier of industrial process fluids.

The
Combination expanded the Company’s

addressable metalworking, metals and industrial end markets, including steel, aluminum,
aerospace, defense, transportation-original equipment

manufacturer (“OEM”), transportation-components, offshore

sub-sea energy,
architectural aluminum, construction, tube and pipe,

can and container, mining, specialty coatings

and specialty greases.

The
Combination also strengthened the product portfolio of the

combined Company.

Notable Recent Acquisition Activity
In December 2020, the Company completed its acquisition

of Coral Chemical Company (“Coral”), a privately held,

U.S.-based
provider of metal finishing fluid solutions, for approximately

$53 million, net of cash acquired.

Coral provides technical expertise and
product solutions for pre-treatment, metalworking and wastewater treatment applications to the beverage can and general industrial end markets.

In February 2021, the Company acquired certain assets related to tin-plating solutions primarily for steel end markets for
approximately $25 million.
Impact of COVID-19
During 2020, the global outbreak of COVID-19 and

subsequent pandemic negatively impacted all locations where

the Company
does business.

Although the Company has now operated during several

quarters in this COVID-19 environment, the full extent of

the
pandemic and related business impacts remains

uncertain and volatile, and therefore the full extent to which

COVID-19 may impact
the Company’s future

results of operations or financial condition is uncertain.

The pandemic has disrupted the operations of the
Company and its suppliers and customers and, as a result,

the Company experienced volume declines and lower net sales during

2020
as further described in Item 7 of this Report.

The initial impact was at its China subsidiaries in the first quarter of 2020 and beginning

in late March continued throughout 2020 in the rest of

the business as the pandemic led to a global economic slowdown.

Management
continues to monitor the impact of the COVID-19

pandemic on the Company,

the overall specialty chemical industry and the
economies and markets in which the Company operates.

Sales Revenue
A substantial portion of the Company’s

sales worldwide are made directly through its own employees

and its Fluidcare programs,
with the balance sold through distributors and agents.

The Company’s employees typically

visit the plants of customers regularly,
work on site, and through training and experience,

identify production needs which can be resolved or otherwise addressed either by
utilizing the Company’s

existing products or by applying new formulations developed

in its laboratories.

The Company recognizes revenue in an amount that

reflects the consideration that the Company expects to receive in exchange
for the goods or services transferred to its customers.

To do this, the Company

applies a five-step model that requires the Company
to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction
price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when

,

or as, the
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
$42.5 million,

$48.0 million and $47.1 million for the years ended December

31, 2020,

2019 and 2018,

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
customer, and to a lesser extent, on

price.
Major Customers and Markets
In 2020,

Quaker Houghton’s five largest

customers (each composed of multiple subsidiaries or divisions with semi-autonomous
purchasing authority) accounted for approximately

10% of consolidated net sales, with its largest customer

accounting for
approximately 3% of consolidated net sales.

A significant portion of the Company’s

revenues are realized from the sale of process
fluids and services to manufacturers of steel, aluminum,

automobiles, aircraft, industrial equipment, and durable goods and,

therefore,
Quaker

Houghton is subject to the same business cycles as those experienced by these manufacturers and their customers.

The
Company’s financial performance

is generally correlated to the volume of global production

within the industries it serves, rather than
directly related to the financial performance of its customers.

Furthermore, steel and aluminum customers typically have limited manufacturing locations compared to metalworking

customers and generally use higher volumes of products at a single location.
Raw Materials
Quaker Houghton uses approximately 3,000 raw materials,

including animal fats, vegetable oils, mineral oils, oleochemicals, ethylene, solvents, surfactant agents, various chemical compounds that act as additives to our base formulations, and a wide variety of
other organic and inorganic compounds

and various derivatives of the foregoing.

The price of mineral oil and its derivatives can be
affected by the price of crude oil and industry

refining capacity.

Animal fat and vegetable oil prices, as well as the prices of other raw
materials, are impacted by their own unique supply

and demand factors, and by biodiesel consumption which

is affected by the price
of crude oil.

Accordingly, significant fluctuations

in the price of crude oil can have a material impact on

the cost of these raw
materials.

In addition, many of the raw materials used by Quaker

Houghton are commodity chemicals which can experience
significant price volatility.

Accordingly, the

Company’s earnings could be

affected by market changes in raw material prices.

Reference is made to the disclosure contained in Item 7A

of this Report.
Patents and Trademarks
Quaker Houghton has a limited number of patents and patent

applications including patents issued, applied for,

or acquired in the
U.S. and in various foreign countries, some of which may

prove to be material to its business, with the earliest patent expiry in 2021.

The Company principally relies on its proprietary formulae

and its applications know-how and experience to meet

customer needs.

Quaker Houghton products are identified by numerous trademarks that are registered throughout its marketing area.

Research and Development—Laboratories
The Company maintains approximately thirty separate laboratory facilities worldwide that are primarily devoted to applied
research and development.

In addition, the Company maintains quality control labs at

each of its manufacturing facilities.

Quaker
Houghton research and development is directed primarily

toward applied technology since the nature of the Company’s

business
requires continual modification and improvement of formulations to provide specialty chemicals to satisfy customer requirements.

If
problems are encountered which cannot be resolved

by local laboratories, the problem is referred to one of our ten principal laboratories, located in Conshohocken, Pennsylvania; Valley

Forge, Pennsylvania; Aurora, Illinois; Santa Fe Springs,

California;
Uithoorn, the Netherlands; Coventry,

United Kingdom; Dortmund, Germany; Barcelona, Spain; Turin,

Italy or Qingpu, China.
Research and development costs are expensed as incurred.

Research and development expenses during the years ended
December 31, 2020,

2019 and 2018 were $40.0 million,

$32.1 million and $24.5 million, respectively.
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

Capital
expenditures directed solely or primarily to regulatory

compliance amounted to approximately $3.7
  million, $4.4 million and $1.5
million during the years ended December 31, 2020,

2019 and 2018,

respectively.
Company Segmentation
The Company’s operating

segments, which are consistent with its reportable segments,

reflect the structure of the Company’s
internal organization, the method by which

the Company’s resources are allocated

and the manner by which the Company and the
chief operating decision maker assess performance.

The Company’s reportable segments

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

1A of this Report.
Number of Employees
On December 31, 2020, Quaker Houghton had approximately

4,200 full-time employees globally of whom approximately 900 were employed by the parent company and its U.S. subsidiaries,

and approximately 3,300 were employed by its non

-U.S. subsidiaries.

Associated companies of Quaker Houghton (in which

it owns 50% or less and has significant influence) employed

approximately 600
people on December 31, 2020.
Core Values
Quaker Houghton considers its employees as its greatest strength in differentiating our business and strengthening our

market
positions.

We have established

core values that are inclusive of embracing diversity and

creating a culture where we learn from and
are inspired by the many cultures, backgrounds and knowledge of our team members.

The Company’s goal is to have

an organization
that is inclusive of all its people and is representative

of the communities in which we operate.
The Company’s core

values are (i) live safe; (ii) act with integrity; (iii) drive results;

(iv) exceed customer expectations; (v)
embrace diversity; and (vi) do great things together.

Our core values embody who we are as a company,

guide our decisions and
inspire us.

Our commitment to these values, in words and actions, builds a safer, stronger Quaker Houghton

,

and these values guide
the Company’s internal

conduct and its relationship with the outside world.

By fostering a culture and environment that exemplifies
our core values, we gain, as a company,

unique perspectives, backgrounds and varying experiences

to ensure continued long-term
success.

The Company respects and values all of its employees and

believes inclusion, diversity and equality are essential pillars to drive the Company’s

success.

Workplace

Safety
We are committed

to maintaining a strong safety culture and to emphasizing

the importance of our employees’ role in identifying,
mitigating and communicating safety risks.

We maintain policies

and operational practices that communicate a culture

where all
levels of employees are responsible for safety.

We believe that

the achievement of superior safety performance is both

an important
short-term and long-term strategic goal in managing our

operations.

We emphasize

ten “lifesaving” rules which make a significant

difference in preventing serious injuries and

fatalities.

We also require

all employees to regularly complete safety training.

Additionally, our

senior management team is closely involved in our safety programs and conducts regular reviews of safety
performance metrics and reviews the Company’s

safety performance during Company-wide meetings.
Talent

Management and Retention
Maintaining a robust pipeline of talent is crucial to

our

continued success and is a key aspect of succession planning efforts across
the organization.

Our leadership and human resources teams are responsible for attracting and retaining top talent by facilitating an
environment where employees want to show up to work

and do great things together.

To achieve sustained high

performance,
management invests in the development, safety,

and wellbeing of our employees.

Additionally, we regularly

evaluate our
compensation and benefits package,

including health and wellness benefits, paid-time off policies,

monetary compensation, and
educational reimbursements,

to ensure that our total compensation and benefits packages are aligned with our business strategy,
organizational culture, and diversity and inclusion

philosophy while ensuring that we remain competitive in

the markets we serve
while following local and statutory wage and benefits

laws and guidelines.

Sustainability Report
The Company publishes annual sustainability reports which

are available free of charge on its corporate

website under “Investors
- Commitment to Sustainability - Sustainability Report.”

The Company’s 2019 Sustainability Report

reflects the most recent available
data on a variety of topics, including

specific information relating to: (i) the Company’s

environmental footprint and climate change
initiatives;

(ii) the Company’s diversity

initiatives;

(iii) certain safety metrics; and (iv) training courses our

employees completed.
Information included in these sustainability reports is not intended to be incorporated into this Report.
Quaker Houghton on the Internet
Financial results, news and other information about

Quaker Houghton can be accessed from the Company’s

website at
https://www.quakerhoughton.com

.

This site includes important information on the Company’s

locations, products and services,
financial reports, news releases and career opportunities.

The Company’s periodi

c

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
COVID-19 pandemic on the Company’s

business, results of operation, and financial condition, and our expectations that we will
maintain sufficient liquidity and remediate any

of our material weaknesses in internal control over financial reporting on our current
expectations about future events.
These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations,
anticipations, intentions, financial condition, results of operations,

future performance, and business, including:

•

the potential benefits of the Combination and other acquisitions;

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

Report to Shareholders for 2020 and in any
other public statements we make may turn out to be wrong.

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

Other major risks and uncertainties include, but are not
limited to, the primary and secondary impacts of the COVID-19 pandemic including actions taken in response to the pandemic by various governments, which could exacerbate some

or all of the other risks and uncertainties faced by the Company,

including the
potential for significant increases in raw material costs, supply chain disruptions, customer financial instability,

worldwide economic
and political disruptions, foreign currency fluctuations,

significant changes in applicable tax rates and regulations,

future terrorist
attacks and other acts of violence, each of which

is discussed in greater detail in Item 1A of this Report.

Furthermore, the Company is
subject to the same business cycles as those experienced

by our customers in the steel, automobile, aircraft, industrial equipment, and
durable goods industries.

The ultimate significance of COVID-19 impacts on our business will depend on, among other things, the
extent and duration of the pandemic, the severity of the

disease and the number of people infected with the

virus, the continued
uncertainty regarding availability,

administration and long-term efficacy of a

vaccine, or other treatments, including on new strands or
mutations of the virus, the longer term effects on

the economy, including

the resulting market volatility,

and the measures taken by
governmental authorities and other

third parties restricting day-to-day life and business operations and the length of time that such
measures remain in place, as well as laws and other governmental programs implemented to address the pandemic or assist impacted businesses, such as fiscal stimulus and other legislation

designed to deliver monetary aid and other relief.

Other factors could also
adversely affect us, including those related to

the Combination and other acquisitions and the integration of the acquired businesses.

Our forward-looking statements are subject to risks, uncertainties and assumptions about the Company and its operations

that are
subject to change based on various important factors,

some of which are beyond our control.

These risks, uncertainties, and possibly
inaccurate assumptions relevant to our business could

cause our actual results to differ materially from expected

and historical results.

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

Item 1A.

Risk Factors.
There are many factors that may affect our

business and results of operations, including the following

risks relating to: (1) the
demand for our products and services and our ability

to grow our customer base; (2) our business operations, including internal and
external factors that may impact our operational

continuity; (3) our international operations; (4) our supply chain

;

(5) domestic and
foreign taxation and government regulation and oversight;

and (6) more general risk factors that may impact our business.
Risks Related to the Demand for our Products

and Services and our Customer Base

Changes to the industries and markets that we serve could

have a material adverse effect on our liquidity,

financial position and
results of operations.
As a leader in industrial process fluids, the Company

is subject to the same business cycles as those experienced by our customers
that participate in the steel, automobile, aircraft, industrial equipment, aerospace, aluminum and durable goods industries.

Because
demand for our products and services is largely

derived from the global demand for their products, we are subject to uncertainties
related to downturns in our customers’ businesses and unanticipated shutdowns or curtailments of our customers’ production,
including as a result of adverse changes affecting

national, regional and global economies or increased competitive pressure within our
customers’

industries.

For example, our business was adversely affected by the

production slowdown of the Boeing 737 Max aircraft
that occurred in 2020.

Our customers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining
financing, leading them to delay or cancel plans to purchase products, and they may not be able to fulfill their obligations in a timely
fashion.

We have limited ability to

adjust our costs contemporaneously with changes in sales; thus,

a significant sudden downturn in
sales due to reductions in global production within the industries we serve and/or weak end-user markets could have a

material
adverse effect on our liquidity,

financial position and results of operations.

Further, our suppliers and other business partners

may
experience similar conditions, which could impact their

ability to fulfill their obligations to us and also result in material adverse
effects on our liquidity,

financial position and results of operations.
Changes in competition in the industries and markets we serve could have a material adverse effect on our liquidity,

financial
position and results of operations.
The specialty chemical industry is highly competitive

and there are many companies with significant financial resources and/or
customer relationships that compete with us to provide

similar products and services.

Some competitors may be able to offer more
favorable or flexible pricing and service terms or,

due to their larger size or greater access to resources,

may be better able to adapt to
changes in conditions in our industries, fluctuations

in the costs of raw materials or changes in global economic conditions,

potentially
resulting in reduced profitability and/or a loss of market

share for us.

The pricing decisions of our competitors could lead us to
decrease our prices which could negatively affect

our margins and profitability.

In addition, our competitors could potentially
consolidate their businesses to gain scale to better position their product offerings, which could have a negative

impact on our
profitability and market share.

Competition in our industry historically has also been

based on the ability to provide products that
meet the needs of the customer and render technical

services and laboratory assistance, which our competitors may be able to
accomplish more effectively than we are

able to do.

Further, in connection with obtaining regulatory

approval of the Combination, we
divested certain of Houghton’s products

and related assets to a competitor which they may use to compete with us in certain areas
where we continue to sell those products.

If we are unsuccessful with differentiating ourselves, it could have a material adverse effect
on our liquidity,

financial position and results of operations and we could lose market share to our competitors.
Loss of a significant customer,

bankruptcy of a major customer,

or the closure of or significant reduction in production at a customer site could have a material adverse effect

on our liquidity, financial position and

results of operations.
During 2020, the Company’s

top five largest customers (each composed of multiple

subsidiaries or divisions with semi-
autonomous purchasing authority) together accounted

for approximately 10% of our consolidated net sales, with the largest customer
accounting for approximately 3% of our consolidated

net sales.

The loss of a significant customer could have a material adverse effect
on our liquidity,

financial position and results of operations.

Also, a significant portion of our revenues is derived from

sales to
customers in the cyclical steel, aerospace, aluminum

and automotive industries where bankruptcies have occurred

in the past and
where companies have periodically experienced financial

difficulties.

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
location.

The loss, closure or significant reduction in production at one or more of these locations or other major sites of a significant
customer could have a material adverse effect

on our business.
We may not

be able to timely develop, manufacture and gain market acceptance of new and enhanced products required to
maintain or expand our business, which could adversely affect our competitive position and our liquidity, financial

position and
results of operations.
We believe that

our continued success depends on our ability to continuously develop and manufacture new products and product
enhancements on a timely and cost-effective

basis in response to customer demands for higher performance process chemicals and
other product offerings.

Our competitors may develop new products or enhancements to

their products that offer performance,

features and lower prices that may render our products less competitive or obsolete, and we may lose business and/or significant
market share.

The development and commercialization of new products requires significant expenditures over an extended period of
time, and some products that we seek to develop may

fail to gain traction or never become profitable.

In any event, ongoing
investments in research and development for the future

do not yield an immediate beneficial impact on our operating results and
therefore could result in higher costs without a proportional increase in revenues.

In addition, our customers use our specialty chemicals for

a broad range of applications.

Changes in our customers’ products or
processes or changes in regulatory,

legislative or industry requirements may lead our customers to reduce consumption of the specialty
chemicals that we produce or make them unnecessary

or less attractive.

Customers may also adopt alternative materials or processes
that do not require our products.

An example of such evolving customer demands and

industry trends is the movement towards light
weighting of materials and electric vehicles.

Should a customer decide to use a different material due

to price, performance or other
considerations, we may not be able to supply a product that

meets the customer’s new requirements.

Consequently, it is important

that
we develop new products to replace the products that

mature and decline in use.

Despite our efforts, we may not be able to develop
and introduce products incorporating new technologies in a

timely manner that will satisfy our customers’ future needs or achieve market acceptance.

Moreover, new products may have

lower margins than the products they replace.

Our business, results of
operations, cash flows and margins could

be materially adversely affected if we are unable to manage

successfully the maturation or
obsolescence of our existing products and the introduction

of new products.
Risks Related to Business Operations, Including Internal

and External Factors that May Impact Our Operational

Continuity
Our ability to profitably operate our consolidated company

as anticipated requires us to effectively complete

the integration of our
consolidated operations.

An inability to appropriately capitalize on growth, including organic growth and future acquisitions,
could adversely affect our liquidity,

financial position and results of operations.
Completing the integration of the combined Quaker Houghton

presents the Company with significant risks, which may affect our
ability to achieve expected cost synergies or

expand our combined business into new markets and geographies.

These risks include,
among others:
●

the diversion of management time and focus from operating

our business to address challenges that may arise in the
continued integration of Houghton;
●

the transition of further operations and customers of Houghton to the combined business, including across different

cultures
and languages, and the need to address the particular economic,

currency, political, and

regulatory risks associated with
specific countries;
●

the failure to realize anticipated operational or financial

synergies;
●

delays in the implementation or remediation of controls, procedures,

and policies at Houghton;
●

possible liabilities for activities of Houghton before the acquisition,

such as possible violations of laws, commercial disputes,
tax liabilities (as discussed in Note 26 of Notes to Consolidated

Financial Statements included in Item 8 of this Report),

and
other known and unknown liabilities that may not be sufficiently protected against in the Share Purchase Agreement.
In addition to the Combination, we have completed several

other acquisitions over the past several years as discussed

in Note 2 of
the Notes to the Consolidated Financial Statements included in

Item 8 of this Report.

Acquired companies may have significant latent
liabilities that may not be discovered before they are acquired and may not be reflected in the price we pay.

Acquisitions also could
have a dilutive effect on our financial results and

while they generally result in goodwill, goodwill could be impaired in the future
resulting in a charge to earnings.

Our ability to implement our growth strategy may be

limited by our ability to identify appropriate acquisition

or joint

venture
candidates, our financial resources, including available

cash and borrowing capacity,

and our ability to negotiate and complete suitable
arrangements.

Further, the success of our growth

depends on our ability to navigate risks similar to those listed above

and
successfully integrate acquisitions, including, but not

limited to, our ability to:
●

successfully execute the integration or consolidation

of the acquired or additional business into existing processes and operations;
●

develop or modify financial reporting, information

systems and other related financial tools to ensure overall financial integrity and adequacy of internal control procedures;
●

identify and take advantage of potential synergies,

including cost reduction opportunities, while retaining

legacy business and
other related attributes;

●

adequately address challenges arising from the increased scope,

geographic diversity and complexity of our operations; and
●

further penetrate existing, and expand into new,

markets with the product capabilities acquired in acquisitions.
If we fail to successfully integrate acquisitions into our

existing business, our financial condition and results of operations could
be adversely affected.

We may fail

to obtain the benefits we anticipate from the Combination

or our other recently completed or

future acquisitions or joint ventures and we may not

create the appropriate infrastructure to support such additional growth from
organic or acquired businesses, which could

also have a material adverse effect on our liquidity,

financial position and results of
operations.
Gulf and its wholly-owned subsidiary,

QH Hungary Holdings Limited, have a significant minority stake in the Company and the
contractual ability to nominate certain directors of the Company,

which may enable them to influence the direction of our business and significant corporate decisions.
As a result of the Combination, Gulf and its wholly

-owned subsidiary, QH Hungary

Holdings Limited (together, the

“Gulf
Affiliates”), have become our largest shareholders.

Subject to certain restrictions over timing and amount of sales in the shareholders
agreement they have entered into with the Company,

if they were to make available for sale a portion of their shares,

that portion
could represent a significant amount of common

stock of the Company being sold which could have an adverse impact on the
Company’s stock price.
In addition, the Gulf Affiliates currently have

the right to designate three individuals for election to our board of directors (the
“Board”) and this right, together with their share ownership,

gives them substantial influence over our business, including over matters
submitted to a vote of our shareholders, including the election of directors, amendment of our organizational documents,

acquisitions
or other business combinations involving the Company,

and potentially the ability to prevent extraordinary transactions such as a
takeover attempt or business combination.

The concentration of ownership of our shares held by the Gulf

Affiliates may make some
future actions more difficult without their support.

The Gulf Affiliates, however,

among other provisions in the shareholders
agreement, have agreed that for so long as any of their designees are on the Board, and for six months thereafter,

they will vote all
Quaker Houghton shares consistent with the recommendations of the Board for each director nominee as reflected in each proxy statement of the Company,

including in support

of any Quaker Houghton directors nominated for election or

re-election to the Board
(except as would conflict with their rights to designees on

the Board).

Nevertheless, the interests of Gulf may conflict with our
interests or the interests of our other shareholders, though we are not aware of any such existing conflicts of interest at this time.
Failure to comply with any material provision of our principal credit facility or other debt agreements could have a material adverse effect on our liquidity,

financial position and results of operations.

We significantly

increased our level of indebtedness in connection with

the closing of the Combination.

Our principal credit
facility requires the Company to comply with certain

provisions and covenants, and, while we do not currently

consider these
provisions and covenants to be overly restrictive, they

could become more difficult to comply with as business or

financial conditions
change.

We will also be subject

to interest rate risk due to the variable interest rates within the credit facility and if interest rates rise
significantly, these

interest costs would increase as well.
Our principal credit facility contains provisions that

are customary for facilities of its type, including affirmative and negative
covenants, financial covenants and events of default,

including restrictions on (a) the incurrence of additional

indebtedness, (b)
investments in and acquisitions of other businesses, lines of business and divisions, (c) the making of dividends or capital stock purchases and (d) dispositions of assets.

We may declare

dividends and make share repurchases in annual amounts not

exceeding the
greater of $50 million annually and 20% of consolidated

EBITDA (earnings before interest, taxes, depreciation and

amortization) if
we are otherwise in compliance with the credit facility

and we may also distribute certain other amounts to our shareholders if we
satisfy a consolidated net leverage ratio.

Other financial covenants contained in our principal credit

facility include a consolidated
interest coverage test and a consolidated net leverage

test.

Customary events of default in the credit facility include,

among others,
defaults for non-payment, breach of representations and warranties,

non-performance of covenants, cross-defaults, insolvency,

and a
change of control of the Company in certain circumstances.

If we are unable to comply with the financial and

other provisions of our
principal facility,

we could become in default.

The occurrence of an event of default under the credit facility could result in all loans
and other obligations becoming immediately due and payable and the facility being terminated.

In addition, deterioration in the
Company’s results of

operations or financial position could significantly increase borrowing costs.
Changes to the LIBOR calculation method or the replacement

of LIBOR may have adverse consequences for the Company

that
cannot yet reasonably be predicted.
The Company’s principal

credit facility permits interest on certain borrowings to be calculated based on LIBOR.

The LIBOR
benchmark has been subject of national, international,

and other regulatory guidance and proposals for reform and is currently expected to be discontinued after 2021.

The transition away from LIBOR presents various risks and challenges,

including with
respect to our borrowings and hedging arrangements that

rely on the LIBOR benchmark.

Further, the overall financial market

may be
disrupted as a result of the phase-out or replacement of

LIBOR.

Various

parties are working on industry wide and company specific
transition plans related to derivatives and cash markets exposed to LIBOR.

The U.S. Federal Reserve, in conjunction with the
Alternative Reference Rates Committee, a steering

committee comprised of large U.S. financial institutions,

is considering replacing
LIBOR with the Secured Overnight Financing Rate (“SOFR”),

a new index calculated using short-term repurchase agreements, backed by Treasury securities.

At this time, the future of LIBOR remains uncertain.

It is not possible to predict whether SOFR will
attain market traction as a LIBOR replacement or to

predict any other reforms to LIBOR that may be enacted.

The potential effect of
the phase-out or replacement of LIBOR on the Company’s

financial position or results of operations cannot yet be predicted,

but we
do not believe it would have a material adverse impact

on the financial results of the Company.

Risks Related to our International Operations

Our global presence subjects us to political and economic

risks that could adversely affect our business, liquidity,

financial
position and results of operations.
A significant portion of our revenues and earnings are generated by non-U.S. operations.

Our success as a global business will
depend, in part, upon our ability to succeed across different legal, regulatory, economic,

social and political conditions by developing,
implementing and maintaining policies and strategies that

are effective in all of the locations where we do

business.

Risks inherent in
our global operations include:
●

increased transportation and logistics costs, or transportation may be restricted;
●

increased cost or decreased availability of raw materials;
●

trade protection measures including import and export

controls, trade embargoes, and trade sanctions between

countries or
regions we serve that could result in our losing access to customers and suppliers in those countries or regions;
●

unexpected adverse changes in export duties, quotas and

tariffs and difficulties in obtaining export licenses;

●

termination or substantial modification of international

trade agreements that may adversely affect our access to

raw
materials and to markets for our products;
●

our agreements with counterparties in countries outside

the U.S. may be difficult for us to enforce

and related receivables
may take longer or be difficult for us to collect;

●

difficulties of staffing and managing

dispersed international operations;

●

less protective foreign intellectual property laws, and

more generally, legal

systems that may be less developed and
predictable than those in the U.S.;
●

limitations on ownership or participation in local enterprises as well as the potential for expropriation or nationalization

of
enterprises;
●

the impact of widespread public health crises, such as the

COVID-19 pandemic;

●

instability in or adverse changes to the economic, political

,

social, legal or regulatory conditions in a country or region where we do business, including hyperinflationary conditions or

as a result of terrorist activities; and
●

complex and dynamic local tax regulations, including

changes in foreign laws and tax rates or U.S. laws and tax

rates with
respect to foreign income that may unexpectedly increase

the rate at which our income is taxed, impose new and additional taxes on remittances, repatriation or other payments by

subsidiaries, or cause the loss of previously recorded tax benefits.
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
Additionally, on

January 31, 2020, the United Kingdom’s

(“U.K.”) ended its membership in the European Union (“EU”)
(commonly referred to as “Brexit”).

The U.K. and the EU entered into a trade and cooperation agreement effective January 1, 2021,
but uncertainty remains regarding its implications and

implementation,

and whether any new trade agreements with other countries or territories will be agreed upon and implemented and how any

such agreements may impact our business.

The long-term economic,
legal, political and social implications of Brexit, including regarding data protection in the U.K. and the free movement

of goods,
services, and people between the U.K., the EU, and

elsewhere, also remains unclear.

Brexit has caused and could cause further
disruptions to, and create uncertainty surrounding, our

business in the U.K. and EU, including affecting our

relationships with our
existing and future customers, suppliers and employees.

Brexit could lead to legal uncertainty and potentially divergent national laws
and regulations as the U.K. determines which EU laws to

replace or replicate.

Brexit could also lead to calls for similar referendums
in other European jurisdictions which could cause increased

economic volatility in the European and global markets.

Uncertainty
around these and related issues could lead to adverse

effects on the economy of the U.K. or in the other economies in which we
operate.

There can be no assurance that any or all of these events will not have a material adverse effect on our business operations,
results of operations and financial condition.

The scope of our international operations subjects us to risks from currency fluctuations that could adversely affect

our liquidity,
financial position and results of operations.
Our non-U.S. operations generate significant revenues

and earnings.

Fluctuations in foreign currency exchange rates may affect
product demand and may adversely affect the

profitability in U.S. dollars of the products and services we provide in international
markets where payment for our products and services is made

in the local currency.

Our financial results are affected by currency
fluctuations, particularly between the U.S. dollar and

the euro, the Brazilian real, the Mexican peso, the Chinese renminbi,

and the
Indian rupee, and the impact of those currency fluctuations

on the underlying economies.

During the past three years, sales by our

non-U.S. subsidiaries, which use their local currencies as their functional currency,

accounted for approximately 60% to 70% of our
consolidated net sales.

We generally do

not use financial instruments that expose us to significant risk involving foreign currency
transaction; however, the relative size

of our non-U.S. activities has a significant impact on reported operating results and our net
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
Risks Relating to Our Supply Chain

If we are unable to obtain price increases or contract concessions sufficient to offset increases in the costs of raw materials,

this
could result in a loss of sales, gross profit, and/or market share and could have a material adverse effect

on our liquidity, financial
position and results of operations.

Conversely, if we fail to adjust prices in a

declining raw material cost environment, we could
lose sales, gross profit, and/or market share which could have a material adverse effect on our liquidity,

financial position and
results of operations.
Quaker Houghton uses approximately 3,000 different

raw materials, including animal fats, vegetable oils, mineral oils, oleochemicals, ethylene, solvents, surfactant agents, various chemical compounds that act as additives to our base formulations,

and a
wide variety of other organic and inorganic

compounds, and various derivatives of the foregoing.

The price of mineral oils and their
derivatives can be affected by the price of

crude oil and industry refining capacity.

Animal fat and vegetable oil prices, as well as the
prices of other raw materials, are impacted by their

own specific supply and demand factors, as well as by biodiesel consumption
which is also affected by the price of crude

oil.

Accordingly, significant

fluctuations in the price of crude oil in the past have had and are expected to continue to have a material impact on the

cost of our raw materials.

In addition, many of the raw materials we use are
commodity chemicals, which can experience significant

price volatility.
We generally

attempt to pass through changes in the prices of raw materials to our customers, but we may be unable to do so (or
may be delayed in doing so).

In addition, raising prices we charge to

our customers in order to offset increases in the

prices we pay
for raw materials could cause us to suffer

a loss of sales volumes.

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
Lack of availability of raw materials and issues associated with sourcing from single suppliers and suppliers in volatile economic
environments could have a material adverse effect

on our liquidity, financial position, and

results of operations.

The specialty chemical industry periodically experiences

supply shortages for certain raw materials.

In addition, we source some
materials from a single supplier or from suppliers in

jurisdictions that have experienced political or economic

instability.

Even if we
have multiple suppliers of a particular raw material, there

are occasionally shortages.

Any significant disruption in supply could affect
our ability to obtain raw materials or satisfactory substitutes or could increase the cost of such raw materials or substitutes, which could have a material adverse effect on our

liquidity, financial position and

results of operations.

In addition, certain raw materials
that we use are subject to various regulatory laws, and

a change in our ability to legally use such raw materials may impact the products or services we are able to offer which

could negatively affect our ability to compete and could

adversely affect our liquidity,
financial position and results of operations.
Loss of a significant manufacturing facility or disruptions within our supply chain or in transportation could have a

material
adverse effect on our liquidity,

financial position and results of operations.
Our manufacturing facilities are located throughout

the world.

While we have some redundant capabilities, if one of our facilities is forced to shut down or curtail operations because of damage or other factors, including natural disasters, labor difficulties

or
widespread public health crises, such as the ongoing

COVID-19 pandemic, we may not be able to timely supply

our customers.

This
could result in a loss of sales over an extended period

or permanently.

While the Company seeks to mitigate this risk through business continuity and contingency planning and other measures,

the loss of production in any one region over an extended period of time could have a material adverse effect on our

liquidity, financial position and

results of operations.

In addition, the coronavirus
pandemic has caused and may in the future cause significant

travel disruptions, quarantines and/or closures, which could result in
disruptions to our manufacturing and production operations

at our facilities, as well as those of our suppliers and customers.

Any
losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.
We could

be similarly adversely affected by disruptions

to our supply chain and transportation network.

The Company relies
heavily on railroads, ships, and over-the-road shipping methods to transport raw materials to its manufacturing facilities and to transport finished products to customers.

The costs of transporting our products could be negatively

affected by factors outside of our
control, including shipping container shortages or global

imbalances in shipping capabilities, rail service interruptions or rate increases, extreme weather events, tariffs,

rising fuel costs and capacity constraints.

Significant delays or increased costs affecting our
supply chain could materially affect our financial

condition and results of operations.

Disruptions at our suppliers could lead to short

term or longer term increases in raw material or energy

costs and/or reduced availability of materials or energy,

potentially affecting
our financial condition and results of operations.
Risks Relating to Domestic and Foreign Taxation

and Government Regulation and Oversight

Changes in tax laws could result in fluctuations in our effective tax rate and have a material effect on our liquidity,

financial
position and results of operation.
We pay income

taxes in the U.S. and various foreign jurisdictions.

Our effective tax rate is derived from a combination

of local
tax rates and tax attributes applicable to our operations in the various countries, states and other jurisdictions in which we operate.

Our effective tax rate and respective tax liabilities could

therefore be materially affected by changes in

the mix of earnings in countries
with differing statutory tax rates, changes in tax

rates, expiration or lapses of tax credits or incentives, changes in uncertain tax
positions, changes in the valuation of deferred tax

assets and liabilities, or changes in tax laws or in how they are interpreted or
enforced, including matters such as transfer pricing.

One example is the impact of the U.S. Tax

Cuts and Jobs Act, enacted in the U.S.
in 2017 (“U.S. Tax

Reform”).

We have made

various interpretations and assumptions with regard to uncertainties and ambiguities in
the application of certain provisions of U.S. Tax

Reform which could turn out to be incorrect.

In addition, we are regularly under
audit by tax authorities, and the final decisions of

such audits could materially affect our current tax estimates and tax positions.

See
Note 10 and Note 26 of Notes to Consolidated Financial

Statements in Item 8 of this Report for a discussion of certain income and
non-income tax audits and inspections.

Any of these factors or similar tax-related risks could cause our effective tax rate and tax-
related payments,

including any such payments related to tax liabilities of businesses we have acquired, to significantly differ from
previous periods and current or future expectations

which could have a material effect on our liquidity,

financial position and results
of operations.
Pending and future legal proceedings including environmental matters could have a material adverse effect on

our liquidity,
financial position, and results of operations, as well as our reputation in the markets it serves.
The Company and its subsidiaries are routinely party

to proceedings, cases, and requests for information from, and negotiations with, various claimants and federal and state agencies relating to various legal matters, including tax and environmental

matters.

See
Note 10 and Note 26 of Notes to Consolidated Financial

Statements in Item 8 of this Report, which describes uncertain tax positions
and tax audits and inspections, as well as certain information concerning pending asbestos-related litigation against

an inactive
subsidiary, amounts

accrued associated with certain environmental, non-capital remediation costs and other potential commitments or
contingencies.

An adverse result in one or more pending or ongoing matters

or any potential future matter of a similar nature could
materially and adversely affect our liquidity,

financial position, and results of operations, as well as our reputation in the markets we
serve.

Failure to comply with the complex global regulatory

environment in which we operate could have an adverse impact on our
reputation and/or a material adverse effect

on our liquidity, financial position and

results of operations.

We are subject

to government regulation in all of the jurisdictions in which we conduct our business.

Changes in the regulatory
environments

in which we operate, particularly,

but not limited to, the U.S., Mexico, Brazil, China, India, Thailand,

Australia, the
U.K. and the EU, could lead to heightened regulatory compliance costs and scrutiny, could

adversely impact our ability to continue
selling certain products in the U.S. or foreign markets,

and/or could otherwise increase the cost of doing business.

While we seek to
mitigate these risks through a variety of actions,

including receiving Responsible Care Certification, ongoing

employee training,

and
employing a comprehensive environmental, health and

safety program, there is no guarantee these actions will prevent all potential regulatory compliance issues.

For instance, failure to comply with the EU’s

Registration, Evaluation, Authorization and Restriction of
Chemicals (“REACH”) regulations or other similar laws and

regulations could result in our inability to sell certain

products or we
could incur fines, ongoing monitoring obligations or other

future business consequences, which could have a material adverse effect
on our liquidity,

financial position and results of operations.

In addition, the U.S. Toxic

Substances Control Act (“TSCA”) requires
chemicals to be assessed against a risk-based safety standard and that unreasonable risks identified during risk

evaluation be
eliminated.

This regulation and other pending initiatives at the U.S. state level, as well as initiatives in Canada, Asia and other
regions, could potentially require toxicological testing

and risk assessments of a wide variety of chemicals, including chemicals used
or produced by us.

These assessments may result in heightened concerns about

the chemicals involved and additional requirements
being placed on their production, handling, labeling

or use.

These concerns and additional requirements could also

increase the cost
incurred by our customers to use our chemical products

and otherwise limit their use which could lead to a

decrease in demand for
these products.

A decrease in demand due to these issues could have an adverse impact on our business and results of operation.

Further, we are subject to the

U.S. Foreign Corrupt Practices Act (the “FCPA”),

the U.K. Bribery Act and other anti-bribery,

anti-
corruption and anti-money laundering laws in jurisdictions around the world.

The FCPA, the

U.K. Bribery Act and similar laws
generally prohibit companies and their officers,

directors, employees and third-party intermediaries, business partners and agents,
from making improper payments or providing other improper

items of value to government officials or other

persons.

While we have
policies and procedures and internal controls designed

to address compliance with such laws, we cannot guarantee that our employees
and third-party intermediaries, business partners and

agents will not take, or be alleged to have taken, actions in violation of such
policies and laws for which we may be ultimately held

responsible.

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

The shipment of goods, services and technology

across international borders subjects us to extensive trade laws and regulations.
Our import activities are governed by the unique customs

laws and regulations in each of the countries where we operate.

Moreover,
many countries, including the U.S., control the export and

re-export of certain goods, services and technology and impose related export record-keeping and reporting obligations.

Governments may also impose economic sanctions against certain countries, persons
and entities that may restrict or prohibit transactions

involving such countries, persons and entities, which may limit or prevent our
conduct of business in certain jurisdictions.

The laws and regulations concerning import activity,

export record-keeping and reporting, export control and

economic sanctions
are complex and constantly changing.

These laws and regulations can cause delays in shipments and unscheduled operational
downtime.

Moreover, any failure to comply with applicable

legal and regulatory trading obligations could result in

criminal and civil
penalties and sanctions such as fines, imprisonment,

debarment from governmental

contracts, seizure of shipments and loss of import
and export privileges.

In addition, investigations by governmental authorities as well as legal, social, economic and political issues in
these countries could have a material adverse effect

on our business, results of operations and financial condition.

We are also subject
to the risks that our employees, joint venture partners

and agents outside of the U.S. may fail to comply with

other applicable laws.
Uncertainty related to environmental regulation and industry standards relating to, as well as physical risks of, climate change and biodiversity loss, could impact our results of operations and financial position.

Increased public and stakeholder awareness and concern

regarding global climate change, biodiversity

loss, and other
environmental risks may result in more extensive international,

regional and/or federal requirements or industry standards to reduce

or
mitigate the effects of these changes.

These regulations could mandate even more restrictive standards or industry standards than the
voluntary goals that we have established or require changes

to be adopted on a more accelerated time frame.

There continues to be a
lack of consistent climate legislation, which

creates economic and regulatory uncertainty.

For example, the new U.S. presidential
administration has issued Executive Orders seeking to

adopt new regulations and policies to address climate change and to suspend,
revise, or rescind prior agency actions that are identified

as conflicting with the administration’s

climate policies.

The new
presidential administration also announced that in February

2021, the U.S. will formally re-join the Paris Agreement.

The Paris
Agreement requires countries to review and “represent

a progression” in their intended nationally determined contributions which set
greenhouse gas emission reduction goals every five

years.

Though we are closely following developments in this area

and changes in
the regulatory landscape in the U.S., we cannot predict

how or when those challenges may ultimately impact our business.

While
certain climate change initiatives may result in new

business opportunities for us in the area of alternative

fuel technologies and
emissions control, compliance with these initiatives may also result in additional costs to us including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations.

In addition, the potential physical impacts of climate change and biodiversity loss are highly uncertain and

will be particular to the
circumstances developing in various geographical regions.

These may include extreme weather events and long-term

changes in
temperature levels and water availability as well as damaged ecosystems.

The physical risks of climate change and biodiversity loss
may impact our facilities, our customers and suppliers, and

the availability and costs of materials and natural resources, sources

and
supply of energy,

product demand and manufacturing.

In particular, climate change serves as a risk multiplier

increasing both the
frequency and severity of natural disasters that may affect

our business operations.

If environmental laws or regulations or industry standards

are either changed or adopted and impose significant operational restrictions and compliance requirements upon us or

our products, or our operations are disrupted due to physical impacts of climate
change or biodiversity loss, our business, capital expenditures,

results of operations, financial condition and competitive

position could
be negatively impacted.
We are subject to

stringent labor and employment laws in many jurisdictions in which we operate, and our relationship with our
employees could deteriorate which could adversely impact

our operations.

A majority of our full-time employees are employed outside

the U.S.

In many jurisdictions where we operate, labor and
employment laws grant significant job protection to certain

employees including rights on termination of employment.

In addition, in
certain countries our employees are represented by

works councils or are governed by collective bargaining

agreements.

We are often
required to consult with and seek the consent or advice of

works councils or labor unions.

These regulations and laws, together with
our obligations to seek consent or consult with the relevant unions or works councils, could have a significant impact

on our flexibility
in managing costs and responding to market changes.

While the Company believes it has generally positive relations with its labor unions and employees, there is no guarantee the Company

will be able to successfully negotiate new or renew labor

agreements
without work stoppages, labor difficulties or

unfavorable terms.

If we were to experience any extended interruption of operations at
any of our facilities because of strikes or other work stoppages,

our results of operations and financial condition could be

materially
and adversely affected.

We may be

unable to adequately protect our proprietary rights and trade brands,

which may limit our ability to compete in our
markets and could adversely affect our liquidity,

financial position and results of operations.

We have a

limited number of patents and patent applications, including patents issued, applied for, or acquired

in the U.S. and in
various foreign countries, some of which are material

to our business.

However, we rely principally on our

proprietary formulae and
the applications know-how and experience to meet

customer needs.

Also, our products are identified by trademarks that are registered throughout our marketing area.

Despite our efforts to protect our proprietary information

through patent and trademark filings, and
the use of appropriate trade secret protections, it is possible that competitors or other unauthorized third parties may obtain, copy,

use,
disclose or replicate our formulae, products, and proces

ses.

Similarly, third

parties may assert claims against us and our customers
and distributors alleging our products infringe upon

third-party intellectual property rights.

In addition, the laws and/or judicial
systems of foreign countries in which we design, manufacture,

market and sell our products may afford little or

no effective protection
of our proprietary technology or trade brands.

Also, security over our global information technology structure is subject to increasing
risks associated with cyber-crime and other related cyber-security threats.

These potential risks to our proprietary information, trade
brands and other intellectual property could subject us to

increased competition and a failure to protect, defend or enforce our intellectual property rights could negatively impact

our liquidity, financial position

and results of operations.
General Risk Factors
Our business could be adversely affected

by environmental, health and safety laws and regulations or by potential product, service
or other related liability claims.
The development, manufacture and sale of specialty

chemical products and other related services involve inherent exposure to
potential product liability claims, service level claims, product recalls and related adverse publicity.

Some customers have and may in
the future require us to represent that our products conform to certain product specifications provided by them.

Any failure to comply
with such specifications could result in claims or legal

action against us.

Any of the foregoing potential product or service risks could also result in substantial and unexpected expenditures

and affect customer confidence in our products and

services, which could have a
material adverse effect on our liquidity,

financial position and results of operations.
In addition, our business is subject to hazards associated

with the manufacturing, handling, use, storage, and transportation of
chemical materials and products, including historical operations at our current and former facilities.

These potential hazards could
cause personal injury and loss of life, severe damage

to, or destruction of, property or equipment and environmental contamination

or
other environmental damage, which could have an adverse

effect on our business, financial condition or results

of operations.

In the
jurisdictions in which we operate, we are subject to numerous U.S.

and non-U.S. national, federal, state and local environmental, health and safety laws and regulations, including those

governing the discharge of pollutants into the air and

water, the management
and disposal of hazardous substances and wastes and the

cleanup of contaminated properties.

We currently

use, and in the past have
used, hazardous substances at many of our facilities, and

we have in the past been, and may in the future be, subject

to claims relating
to exposure to hazardous materials.

We also have

generated, and continue to generate, hazardous wastes at a number of our facilities.
Liabilities associated with the investigation and

cleanup of hazardous substances, as well as personal injury,

property damages or
natural resource damages arising from the release of,

or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations

or other fault, and may also be imposed jointly and severally (so that a responsible
party

may be held liable for more than its share of the losses involved,

or even the entire loss).

These liabilities may also be imposed
on many different entities, including, for

example, current and prior property owners or operators, as well as entities that arranged for
the disposal of the hazardous substances.

The liabilities may be material and can be difficult to identify or quantify.

In addition, the
occurrence of disruptions, shutdowns or other material

operating problems at our facilities or those of our customers due to any of
these risks could adversely affect our reputation

and have a material adverse effect on our operations

as a whole, including our results
of operations and cash flows, both during and after the

period of operational difficulties.

Further, some of the raw materials we handle

are subject to government regulation.

These regulations affect the manufacturing
processes, handling, uses and applications of our products.

In addition, our production facilities and a number of our distribution centers require numerous operating permits.

Due to the nature of these requirements and changes in our operations,

our operations
may exceed limits under permits or we may not have

the proper permits to conduct our operations.

Ongoing compliance with environmental laws, regulations

and permits that impact registration/approval requirements,
transportation and storage of raw materials and finished

products, and storage and disposal of wastes could require

us to make changes
in manufacturing processes or product formulations and

could have a material adverse effect on our results

of operations.

We may
incur substantial costs, including fines, damages, criminal

or civil sanctions and remediation costs, or experience

interruptions in our
operations, including as a result of revocation, non-renewal or modification of the Company’s

operating permits and revocation of the
Company’s product

registrations, for violations arising under these laws or permit requirements.

Any such revocation, modification or
non-renewal may require the Company to cease or limit

the manufacture and sale of its products at one or more of its facilities, which may limit or prevent the Company’s

ability to meet product demand or build new facilities and

may have a material adverse effect on
the Company’s business, financial

position, results of operations and cash flows.

Additional information may arise in the future
concerning the nature or extent of our liability with

respect to identified sites, and additional sites may be identified for which we are
alleged to be liable, that could cause us to materially increase our environmental accrual or the upper range of the

costs we believe we
could reasonably incur for such matters.

Increased compliance costs may not affect competitors

in the same way that they affect us

due to differences in product formulations,

manufacturing locations or other factors, and we could be at a competitive disadvantage,
which might adversely affect our financial performance.
We could be

subject to indemnity claims and liable for other payments relating to properties or businesses we have divested.

In connection with the sale of certain properties and

businesses, we agreed to indemnify the purchasers of such

properties for
certain types of matters, such as certain breaches of representations and warranties, taxes and certain environmental matters.

With
respect to environmental matters, the discovery of

contamination arising from properties that we have divested may expose us to
indemnity obligations under the sale agreements with

the buyers of such properties or cleanup obligations and

other damages

under
applicable environmental laws, even if we were not

aware of the contamination.

We may not have

insurance coverage for such
indemnity obligations.

Further, we cannot predict the nature of

and the amount

of any indemnity or other obligations we may have to
the applicable purchaser.

These payments may be costly and may adversely affect

our financial condition and results of operations.
Our insurance may not fully cover all potential exposures.
We maintain

product, property,

business interruption, casualty,

and other general liability insurance, but this may not cover all
risks associated with the hazards of our business and these

coverages are subject to limitations, including deductibles

and coverage
limits.

We may incur

losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for
environmental remediation.

In addition, from time to time, various types of insurance

for companies in the specialty chemical
industry have not been available on commercially acceptable

terms and, in some cases, have not been available at all.

We are
potentially at additional risk if one or more of our

insurance carriers fail.

Additionally, severe disruptions

in the domestic and global
financial

markets could adversely impact the ratings and survival

of some of our insurers.

Future downgrades in the ratings of enough
insurers could adversely impact both the availability of

appropriate insurance coverage and its cost.

In the future, we may not be able
to obtain coverage at current levels, if at all, and our

premiums may increase significantly on coverage that

we maintain.
Impairment evaluations of goodwill, intangible assets, investments or other long-lived assets could result in a reduction in our
recorded asset values which could have a material

adverse effect on our financial position and results of

operation.
We perform

reviews of goodwill and indefinite-lived intangible assets on an annual basis, or more frequently if triggering events
indicate a possible impairment.

We test goodwill

at the reporting unit level by comparing the carrying value of the net assets of the
reporting unit, including goodwill, to the reporting unit's fair value.

Similarly, we test indefinite

-lived intangible assets by comparing
the fair value of the assets to their carrying values.

If the carrying values of goodwill or indefinite-lived intangible assets exceed their
fair value, the goodwill or indefinite-lived intangible assets would be considered impaired.

In addition, we perform a review of a
definite-lived intangible asset or other long-lived

asset when changes in circumstances or events indicate a possible impairment.

If
any impairment or related charge is warranted,

then our financial position and results of operations could be materially affected. See
Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Report.
Disruption of critical information systems or material breaches in the security of our systems could adversely affect

our business
and our customer relationships, and subject us to fines or other regulatory actions.
We rely on

information technology systems to obtain, process, analyze, manage,

transmit, and store electronic information in our
day-to-day operations.

We also rely

on our technology infrastructure in all aspects of our business, including to interact with
customers and suppliers, fulfill orders and bill, collect

and make payments, ship products, provide support to customers,

and fulfill
contractual obligations.

Our information technology systems are subject to potential

disruptions, including significant network or
power outages, cyberattacks, computer viruses, other malicious codes,

and/or unauthorized access attempts, any of which, if
successful, could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt

our operations.
Security breaches could result in unauthorized disclosure

of confidential information or personal data belonging to

our employees,
partners, customers or suppliers for which we may

incur liability.

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

Implementing
and complying with these laws and regulations may

be more costly or take longer than we anticipate, or could

otherwise affect our
business operations.

Breaches, cyber incidents and disruptions, or failure to

comply with laws and regulations related to information security or privacy could result in legal claims or proceedings against us by governmental entities or individuals, significant

fines, penalties or
judgements, disruption of our operations, remediation

requirements, changes to our business practices, and damage

to our reputation.
Therefore, a failure to monitor, mainta

in or protect our information technology systems and data

integrity effectively or to anticipate,
plan for and recover from significant disruptions to

these systems could have a material adverse effect on our

business, results of
operations or financial condition.

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

In an effort to mitigate such risks, the Company

utilizes retention
bonuses, offers competitive pay and maintains continuous

succession planning, including for our senior executive officers.

However,
there can be no assurance that these mitigating factors

will be adequate to attract or retain qualified management or other key personnel.

Failure to retain key employees could also adversely affect

our ability to complete the integration of the Combination.
Increasing scrutiny and changing expectations from

stakeholders with respect to our environmental, social and governance
(“ESG”) practices may impose additional costs on us or expose us to new or additional risks.
Companies across all industries are facing increasing

scrutiny from stakeholders related to their ESG practices.

Investor
advocacy groups, certain institutional investors, investment funds, and other influential investors are also increasingly focused on

ESG
practices and in recent years have placed increasing

importance on the implications and social cost of their investments.

Regardless of
the industry, investors’

increased focus and activism related to ESG and similar matters may impact access to capital, as investors may
decide to reallocate capital or to not commit capital as a

result of their assessment of a company’s

ESG practices.

We face pressures

from certain stakeholders to prioritize and promote

sustainable practices and reduce our carbon footprint. Our
stakeholders may pressure us to implement ESG procedures

or standards beyond those we have in place in order

to continue engaging
with us, to remain invested in us, or before they will make

further investments in us.

Additionally, we may

face reputational
challenges in the event our ESG procedures or standards do

not meet the standards set by certain constituencies.

We have adopted
certain practices as highlighted in the Company’s

Sustainability Report, including with respect to environmental stewardship.

Further, as we work to align

with the recommendations of the Financial Stability Board’s

Task Force on

Climate-related Financial
Disclosures and the Sustainability Accounting Standards

Board, we continue to expand our disclosures in these areas.

This is
consistent with our commitment to executing on a

strategy that reflects the economic, social, and environmental impact we have on
the world while advancing and complementing our

business strategy.

Our disclosures on these matters and standards we set for
ourselves or a failure to meet these standards, may

influence our reputation and the value of our brand.

It is possible that our
stakeholders might not be satisfied with our ESG efforts

or the speed of their adoption.

If we do not meet our stakeholders’
expectations, our business and/or our ability to access

capital could be harmed.

Any harm to our reputation resulting from setting
these standards or our failure or perceived failure to meet

such standards could adversely affect our business, financial performance,
and growth.

Additionally, adverse

effects upon our customers’ industries related to

the worldwide social and political environment, including
uncertainty or instability resulting from climate change

or biodiversity loss, changes in political leadership and environmental policies,
changes in geopolitical-social views toward fossil fuels and renewable energy,

concern about the environmental impact of climate
change or biodiversity loss, and investors’ expectation

s

regarding ESG matters, may also adversely affect

demand for our services.
Any long-term material adverse effect on

our customers or their industries could have a significant financial and operational adverse
impact on our business.
Terrorist

attacks, other acts of violence or war,

natural disasters, widespread public health crises or other uncommon global events
may affect the markets in which we operate and

our profitability which could adversely affect our liquidity,

financial position and
results of operations.

Terrorist attacks,

other acts of violence or war, natural

disasters, widespread public health crises, including the

ongoing COVID-
19 pandemic, or other uncommon global events may negatively

affect our operations.

There can be no assurance that there will not be
terrorist attacks against the U.S. or other locations where we do business.

Also, other uncommon global events such as earthquakes,
hurricanes, fires and tsunamis cannot be predicted.

Terrorist attacks,

other acts of violence or armed conflicts, and natural disasters, which may be amplified by ongoing global
climate change and biodiversity loss, may directly

impact our physical facilities and/or those of our suppliers or customers.

In
addition, terrorist attacks or natural disasters may disrupt the global insurance and reinsurance industries with the result that we may
not be able to obtain insurance at historical terms and

levels, if at all, for all of our facilities.

In addition, available insurance coverage
may not be sufficient to cover all of the damage

incurred or, if available, may be prohibitively

expensive.

Widespread public health
crises could also disrupt operations of the Company,

its suppliers and customers which could have a material adverse impact on our
results of operations.
For example, refer to “The COVID-19 pandemic and its impact

on business and economic conditions have negatively affected our
business, results of operations and financial condi

tion and the extent and duration of those effects is uncertain,”

included in this “Risk
Factors” section.

The consequences of terrorist attacks, other acts of violence or armed conflicts, natural disasters, widespread public
health crises or other uncommon global events can

be unpredictable, and we may not be able to foresee or

effectively plan for these
events, resulting in a material adverse effect

on our business, results of operations or financial condition.

The COVID-19 pandemic and its impact on business and economic conditions have negatively affected our business, results

of
operations and financial condition and the extent and

duration of those effects is uncertain.

The COVID-19 pandemic that began in the first quarter

of 2020 and the resulting impacts significantly disrupted the global economy and financial markets and adversely affected

the Company’s operations as well as those

of its suppliers and customers.

The
pandemic and its impacts adversely affected

the Company’s results of operations

and financial condition in 2020 and the adverse
effects have continued into 2021.

The Company initially experienced disruptions as a result of COVID-19 at its China subsidiaries
and subsequently throughout the rest of the business due

to the global economic slowdown that ensued and continues.

We have
experienced, and may experience in the future, temporary

site or facility closures at our own facilities or those of our customers in
response to illness or government mandates in some of

the jurisdictions in which we operate.

Even in facilities that are not closed, we
could be affected by reductions in employee

availability and productivity,

changes in operating procedures, and increased costs.

The
Company anticipates that its future results of operations may continue to be adversely impacted by COVID-19 until

effective vaccines
have been widely administered.

In particular, the spread of COVID-19

and efforts to contain the virus have:
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

Houghton and Fluidcare trademarks and tradename indefinite-lived intangible assets, such that
their estimated fair values were less than their carrying

values and required adjustments.
These effects are likely to increase or become

exacerbated the longer the crisis continues,

and the pandemic in the future could
(or, in some instances, could further):

●

limit the availability and reduce the productivity of our

employees;

●

challenge our financial reporting systems and processes, internal control over financial reporting, and disclosure controls and procedures, including our ability to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the

time periods specified in the SEC’s rules

and forms,

and that such
information is accumulated and communicated to our

management, including our chief executive officer

and chief financial
officer, to allow for timely

decisions regarding required disclosure;

●

present challenges as a result of travel restrictions and remote work arrangements, including, as further described in Item 9A
of this Report, impacting the planning, execution and timing of the Company’s remediation

and integration plan activities,
including the implementation of new or enhanced business process and information technology general controls, as
necessary,

as well as impacting the timing of the Company’s

on-going enterprise resource planning system implementations

;

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
●

cause us to breach covenants in our existing credit

facility, including

covenants regarding our consolidated interest coverage
ratio and consolidated net leverage ratio, or increase our

cost of capital or make additional capital, including the refinancing of our existing credit facility,

more difficult or available only on terms less favorable

to us;

●

impact our liquidity position and cost of and ability to access funds from financial institutions and capital markets;

●

negatively affect the estimated fair values of the

Company’s reporting units or other

indefinite-lived or long-lived assets; and
●

cause other risks to impact us, including the other risks described in this “Risk Factors” section.
Although we have implemented business continuity

and emergency response plans as well as health and

safety measures to
permit us to continue to provide services and products to customers and support our operations, there can be no assurance that the continued spread of COVID-19 and efforts to

contain the virus (including, but not limited to, voluntary and mandatory quarantines,
restrictions on travel, limiting gatherings of people, reduced operations and extended closures of

many businesses and institutions)
will not further impact our business, results of operations

and financial condition.

However, given the unprecedented

and continually
evolving developments with respect to this pandemic,

the Company cannot, as of the date of this Report, reasonably estimate the full
extent of the impact to its future results of operations or

to the ability of it or its customers to resume more normal operations.

A
further prolonged outbreak or resurgence

and period of continued restrictions on day-to-day life and business operations would likely
result in volume declines and lower net sales into 2021

periods as well.

The ultimate significance of COVID-19 impacts on our

business will depend on, among other things, the extent and

duration of
the pandemic, the severity of the disease and the number

of people infected with the virus, the development and continued uncertainty regarding availability,

administration and long-term efficacy of a vaccine or

other treatments, including on new strains or mutations of
the virus, the longer-term effects on the

economy, including market

volatility, and the

measures taken by governmental authorities and
other third parties restricting day-to-day life and the

length of time that such measures remain in place, as well as laws and other
governmental programs implemented to address the pandemic or assist impacted businesses, such as fiscal stimulus and other legislation designed to deliver monetary aid and other relief.
Epidemic diseases could negatively affect various

aspects of our business, make it more difficult to

meet our obligations to our
customers, and could result in reduced demand from

our customers.

These could have a material adverse effect

on our business,
financial condition, results of operations, or cash flows.

Our business could be adversely affected

by the effects of a widespread outbreak of

contagious disease, similar to the COVID-19
impacts described above.

A significant outbreak of contagious diseases in the human population could result in a widespread health
crisis that could adversely affect the economies and

financial markets of many countries, resulting in an economic downturn that could
affect demand for our products and likely

impact our operating results.

To the extent that

the Company’s customers and

suppliers are
materially and adversely impacted by a widespread

outbreak of contagious disease, this could reduce the availability,

or result in
delays, of materials or supplies to or from the Company,

which in turn could materially interrupt the Company’s

business operations.
We have identified

material weaknesses in our internal control over financial reporting that could, if not remediated, result in
material misstatements in our financial statements and in the inability of our independent registered public accounting

firm to
provide an unqualified audit opinion which could have a material adverse effect on us.
As a public company,

we are required to comply with the SEC’s rules

implementing Sections 302 and 404 of the Sarbanes-Oxley
Act of 2002, or the Sarbanes-Oxley Act, which require

management to certify financial and other information in our quarterly

and
annual reports and provide an annual management report on

the effectiveness of controls over financial reporting.
As disclosed under “Item 9A. Controls and Procedures”

of this Report, during the course of preparing our audited financial statements for the Company’s

annual report on Form 10-K (the “2019 Form 10-K”), we,

in conjunction with our independent
registered public accounting firm, identified certain

material weaknesses as of December 31, 2019.

A material weakness is a
deficiency, or combination

of deficiencies, in internal control over financial reporting,

such that there is a reasonable possibility that a
material misstatement of annual or interim financial

statements will not be prevented or detected on a timely

basis.

We identified

certain deficiencies in our application of the principles associated with the criteria set forth by the Committee of
Sponsoring Organizations of the Treadway

Commission in Internal Control—Integrated Framework (2013)

that management
concluded constituted a material weakness.

We did not

design and maintain effective controls in response

to the risks of material
misstatement.

Specifically, changes

to existing controls or the implementation of new controls

were not sufficient to respond to
changes to the risks of material misstatement in financial

reporting as a result of becoming a larger,

more complex global organization
due to the Combination.

This material weakness also contributed to an additional material weakness as we did not design and
maintain effective controls over the review

of pricing, quantity and customer data to verify that revenue recognized was complete and
accurate.
During 2020, management began developing its full remediation plan and executing

what will be a multi-step remediation process
to completely and fully remediate its identified material weaknesses as further described in Item 9A of this Report. However,

the
Company has not yet remediated the previously identified

material weakness over

the review of pricing, quantity and customer data to
verify that revenue recognized was complete and

accurate as of December 31, 2020, and as a result, the Company also did not
remediate the previously identified material weakness related to risk assessment.

Until the remediation plans are deemed effective,

we
cannot assure you that our actions will adequately remediate these material weaknesses or that additional material weaknesses in our
internal controls will not be identified in the future.

Although the Company expects to be able to remedy these material weaknesses
during 2021, it may be unable to do so due to the impact

of the COVID-19 pandemic or for other reasons, in which case we would
continue to be subject to the risk that a material misstatement of annual or interim financial statements will not be prevented

or
detected on a timely basis.

Any failure to identify and correct material weaknesses in a timely manner could have a material adverse
effect on the financial condition of the Company.
As a result of these material weaknesses, management

determined that both our disclosure controls and procedures and internal
control over financial reporting were not effective

as of December 31, 2020 and our independent registered public accounting firm
likewise issued an opinion indicating that we had not maintained effective internal control over financial reporting

as of December 31,
2020.

Because these control deficiencies could have resulted

in misstatements of interim or annual consolidated financial statements

and
disclosures that could have resulted in a material misstatement that would not be prevented or detected, we performed additional analysis and procedures to ensure that our consolidated

financial statements presented in this Annual Report on Form 10-K were prepared in accordance with GAAP and fairly reflected

our financial position and results of operations as of and

for the year ended
December 31, 2020.

Subsequently, notwithstanding

these material weaknesses, the Company has concluded that

these control
deficiencies did not result in a misstatement to the related balances and disclosures for the year ended December

31, 2020.
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
Item 1B.

Unresolved Staff Comments.
None.
Item 2.

Properties.
Quaker Houghton’s corporate

headquarters and a laboratory facility are located in

its Americas segment’s Conshohocken,
Pennsylvania location.

The Company’s other principal

facilities in its America’s segment

are located in Detroit, Michigan;
Middletown, Ohio; Dayton, Ohio; Strongsville, Ohio;

Carrollton, Georgia; Zion, Illinois; Waterloo,

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

Zion, Illinois; and
Coventry, U.K..

With the exception of the Conshohocken,

Santa Fe Springs, Aurora, Karlshamn, Rayong, Coventry,

and Sydney
sites, which are leased, the remaining principal facilities are owned by the Company and, as of December 31,

2020, were mortgage
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

1 to 200 at each location with capacities ranging from 1,000 to 82,000 gallons,
and processing or manufacturing vessels ranging in capacity

from 8 to 29,000 gallons.
Each of Quaker’s non-U.S. associated companies

(in which it owns a 50% or less interest and has significant influence) owns or
leases a plant and/or sales facilities in various locations

,

with the exception of Primex, Ltd.
Item 3.

Legal Proceedings.
The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and
Federal and state agencies relating to various matters, including environmental matters.

For information concerning pending asbestos-
related litigation against an inactive subsidiary,

certain environmental non-capital remediation costs and other legal-related matters,
reference is made to Note 26 of Notes to Consolidated

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

Mine Safety Disclosures.
Not Applicable.

Item 4(a).

Information about our   Executive Officers.
Set forth below is information regarding the executive

officers of the Company,

each of whom have been employed by the
Company or by Houghton for at least five years, including

the respective positions and offices with the Company

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

62
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

Joseph A. Berquist, 49
Senior Vice President,

Global Specialty
Businesses and Chief Strategy Officer
Mr. Berquist, who has

been employed by the Company since 1997, has served as
Senior Vice President,

Global Specialty Businesses and Chief Strategy Officer

since
August 2019.

He served as Vice President and

Managing Director – North America
from April 2010 until July 2019.
Jeewat Bijlani, 44
Senior Vice President,

Managing Director - Americas
Mr. Bijlani has served as Senior

Vice President, Managing

Director - Americas
since he joined the Company in August 2019.

Prior to joining the Company,

Mr.
Bijlani served as President, Americas and Global Strategic

Businesses of Houghton
from March 2015 until July 2019.

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

Mary Dean Hall, 63
Senior Vice President,

Chief Financial Officer
and Treasurer

Ms. Hall, who has been employed by the Company since

November 2015, has
served as Senior Vice

President, Chief Financial Officer and Treasurer

since August
2019.

She served as Vice President,

Chief Financial Officer and Treasurer

from
November 2015 until July 2019.

Prior to joining the Company,

Ms. Hall served as
the Vice President and

Treasurer of Eastman Chemical Company

from April 2009
until October 2015.

Prior to that role, she held various senior-level financial
positions of increasing responsibility with Eastman from

1995 through 2009,
including Treasurer,

Vice President and Controller,

and Vice President, Finance.

Shane W.

Hostetter, 39
Vice President, Finance

and Chief

Accounting Officer
Mr. Hostetter,

who has been employed by the Company since July 2011,

has served
as Vice President, Finance

and Chief Accounting Officer since August

2019.

He
served as Global Controller and Principal Accounting Officer from September 2014
until July 2019.
Kym Johnson, 50
Senior Vice President,

Chief Human
Resources Officer
Ms. Johnson has served as Senior Vice

President, Chief Human Resources Officer
since she joined the Company in August 2019.

Prior to joining the Company,
Ms. Johnson served as Senior Vice

President Global Human Resources of Houghton
from June 2015 until July 2019.

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
Dieter Laininger, 57
Senior Vice President,

Managing
Director - Asia / Pacific

Mr. Laininger,

who has been employed by the Company since 1991, has served

as
Senior Vice Present, Managing

Director – Asia / Pacific since August 2019.

He
served as Vice President

and Managing Director – Asia / Pacific from April 2018
until July 2019, in addition to his role as Vice

President and Managing Director -
South America, a position he assumed in January

2013 and held until July 2019.

Mr. Laininger also served

as Vice President and Global

Leader – Primary Metals, a
position which he assumed in June 2011

and held until July 2019.

Wilbert Platzer,

59
Senior Vice President,

Global Operations,
Environmental Health & Safety (“EHS”) and
Procurement
Mr. Platzer,

who has been employed by the Company since 1995, has served

as
Senior Vice President,

Global Operations, EHS and Procurement since August
2019.

He served as Vice President,

Global Operations, EHS and Procurement from
April 2018 until July 2019.

He served as Vice President and

Managing Director –
EMEA from January 2006 through March 2018.

Dr. David Slinkman, 56
Senior Vice President,

Chief Technology
Officer
Dr. Slinkman

has served

as Senior

Vice President,

Chief Technology

Officer since
he joined

the Company

in August 2019.

Prior to joining

the Company,
Dr. Slinkman

served as

Vice President

of Technology

of Houghton

from March
2012 until

July 2019.

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
Adrian Steeples, 60
Senior Vice President,

Managing
Director – EMEA
Mr. Steeples, who has been

employed by the Company since 2010, has served as
Senior Vice President,

Managing Director – EMEA since August 2019.

He served
as Vice President and Managing

Director – EMEA from April 2018 until July 2019.
He served as Vice President

and Managing Director - Asia/Pacific from July 2013
through March 2018.

Robert T. Traub,

56
Senior Vice President,

General Counsel and
Corporate Secretary
Mr. Traub,

who has been employed by the Company since 2000, has served

as
Senior Vice President,

General Counsel and Corporate Secretary since August 2019.

He served as Vice President,

General Counsel and Corporate Secretary from April
2015 until July 2019.

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

Our Board
declared cash dividends that totaled $1.56 per share

of outstanding common stock or $27.8 million during

the year ended December
31, 2020 and $1.525 per share of outstanding common

stock or $23.7 million during the year ended December

31, 2019.

In February
and May 2020, our Board declared quarterly cash dividends

of $0.385 per share of outstanding common stock, payable

to shareholders
of record in April 2020 and July 2020, respectively.

Subsequently, our Board

declared quarterly dividends of $0.395 per share of
outstanding common stock in September and November

2020, respectively, payable

to shareholders of record in October 2020 and
January 2021, respectively.

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

However,
under the Credit Facility there are certain restrictions, including a limit on dividends paid not to exceed the greater of $50.0 million
annually and 20% of consolidated EBITDA so long as there

is no default under the Credit Facility.

Reference is made to the
“Liquidity and Capital Resources” disclosure contained

in Item 7 of this Report.
As of January 15, 2021,

17,853,463 shares of Quaker common stock were issued

and outstanding and were held by 712
shareholders of record.

Each share of common stock is entitled to one vote per share.
Reference is made to the information in Item 12

of this Report under the caption “Equity Compensation

Plans,” which is
incorporated herein by this reference.
The following table sets forth information concerning

shares of the Company’s

common stock acquired by the Company during
the fourth quarter of 2020 for the period covered by

this report:
Issuer Purchases of Equity Securities
(c) (d)
Total

Number of

Approximate Dollar
(a) (b) Shares Purchased
Value of

Shares that
Total

Number

Average as part of Publicly
May Yet

be
of Shares Price Paid
Announced Plans

Purchased Under the
Period Purchased (1) Per Share (2) or Programs Plans or Programs (3)
October 1 - October 31, 2020 — $ — — $
86,865,026

November 1 - November 30, 2020 — $ — — $
86,865,026

December 1 - December 31, 2020 — $ — — $
86,865,026

Total
— $ — — $
86,865,026

(1)

The Company did not acquire any shares of the Company’s

common stock from employees during the fourth quarter

of 2020.

All shares that would be acquired from employees are related to the surrender of Quaker Chemical Corporation shares in
payment of the exercise price of employee stock options

exercised or for the payment of taxes upon exercise of

employee
stock options or the vesting of restricted stock.

(2)

The Company did not acquire any shares of the Company’s

common stock from employees during the fourth quarter

of 2020.

The price that would be paid for shares acquired from employees pursuant to employee benefit and share-based compensation
plans is based on the closing price of the Company’s

common stock on the date of exercise or vesting as

specified by the plan
pursuant to which the applicable option or restricted stock

was granted.

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
December 31, 2020.

Stock Performance Graph:

The following graph

compares the cumulative

total return (assuming

reinvestment of dividends)

from
December 31, 2015 to December 31,

2020 for (i) Quaker’s common stock,

(ii) the S&P MidCap 400 Index (the

“MidCap Index”), (iii)
the S&P 400

Materials Group Index

(the “Materials 400

Group Index”) and

(iv) the S&P

600 Materials Group

Index (the “Materials
600 Group Index”).

The graph assumes the investment

of $100 on December

31, 2015 in each of

Quaker’s common stock,

the stocks
comprising the

MidCap Index and

the Materials Group

Index, respectively.

The comparison of

the Materials 400

Group Index was
added in 2020 to provide a closer comparison to the

MidCap Index comparison.

12/31/2015
12/31/2016 12/31/2017 12/31/2018 12/31/2019 12/31/2020
Quaker $ 100.00 $ 168.15 $ 200.14 $ 237.98 $ 222.13 $ 345.21
MidCap Index 100.00 120.74 140.35 124.80 157.49 179.00
Materials 400 Group Index 100.00 137.25 166.82 132.84 160.57 177.66
Materials 600 Group Index 100.00 154.70 170.04 132.20 159.40 195.55
Item 6.

Selected Financial Data.
The Company has omitted the table for selected

financial data pursuant to the SEC Final Rule Release Nos. 33

-10890, which
among other revisions, amends certain disclosure requirements required by Regulation S-K relating to selected financial data (Item
301) and supplementary financial information (Item 302).

The Company has early adopted the guidance on an Item-by-Item basis and
eliminated Items 301 and 302 in its consolidated financial

statements.

Item 7.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations.

As used in this Annual Report on Form 10-K (the “Report”),

the terms “Quaker Houghton”, the “Company”, “we”,

and “our”
refer to Quaker Chemical Corporation (doing business as Quaker

Houghton), its subsidiaries, and associated companies, unless the context otherwise requires.

The term Legacy Quaker refers to the Company prior to

the closing of its combination with Houghton
International, Inc. (“Houghton”) (herein referred

to as the “Combination”) on August 1, 2019.

Throughout the Report, all figures
presented, unless otherwise stated, reflect the results of

operations of the combined company for the year ended

December 31, 2020,
for the year ended December 31, 2019 includes the

result of Legacy Quaker plus five months of Houghton’s

operations post-closing of
the Combination on August 1, 2019, and for the year ended

December 31, 2018, the results only of Legacy Quaker.
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

Quaker Houghton is headquartered in Conshohocken,
Pennsylvania, located near Philadelphia in the U.S.
Overall, the Company’s

2020 performance, like most other companies in the

world, was negatively impacted by the COVID-19
pandemic and its impact on the global economy,

including

most of the Company’s

customers.

However, the Company’s

acquisition
activity in late 2019, including the Houghton Combination

and the Norman Hay acquisition, drove a 25% increase in 2020 net sales to
$1,417.7

million compared to $1,133.5 million in 2019.

Excluding net sales from acquisitions, current year net

sales would have
declined approximately 11% primarily

due to a 9% decrease in sales volumes associated with the negative impacts of COVID-19 on
global production levels throughout each of the Company’s

segments.

Similar to net sales, the Company’s

gross profit and selling,
general and administrative expenses (“SG&A”) also increased

due to the full year inclusion of Houghton and Norman

Hay, but both
also benefited from the realization of cost savings associated with synergies achieved with the Combination as well

as the impact of
cost saving measures put in place to help offset

the impacts of COVID-19.

The Company’s 2020 reported operating

income of $59.4
million increased compared to $46.1 million in 2019.

Excluding all one-time costs and other non-core items that largely related to the
Combination and Norman Hay in each period, the Company’s

non-GAAP operating income of $134.0 million

increased 10%
compared to $122.0 million in 2019, primarily due to

the net sales increases and cost synergies and savings

mentioned above.

Further
details of the Company’s

consolidated operating performance are discussed in the Company’s

Consolidated Operations Review,

in the
Operations section of this Item, below.
The Company’s net income

and earnings per diluted share of $39.7 million and $2.22 in

2020, respectively, increased

compared
to $31.6 million and $2.08 per diluted share, respectively,

in 2019.

Excluding all one-time costs and other non-core items that largely related to the Combination and Norman Hay in each

period, the Company’s current

year non-GAAP net income and non-GAAP
earnings per diluted share were $85.2 million and $4.78,

respectively, compared

to $88.7 million and $5.83, respectively,

in 2019.

The increase in the Company’s current

year reported earnings drove a 28% higher adjusted EBITDA of

$222.0 million compared to
$173.1 million in 2019, primarily due to the Houghton

and Norman Hay acquisitions as well as the benefit of costs savings associated
with the Combination,

partially offset by the negative impacts of COVID-19.

See the Non-GAAP Measures section of this Item,
below.
The Company’s 2020

operating performance in each of its four reportable segments: (i)

Americas; (ii) Europe, Middle East and
Africa (“EMEA”); (iii) Asia/Pacific; and (iv) Global Specialty

Businesses, reflect similar drivers to that of its consolidated performance.

Each segment’s net sales benefited

from a full year of Houghton and the Company’s

Global Specialty Businesses
segment also benefited from a full year of Norman Hay.

Without the inclusion of Houghton and

Norman Hay, net sales would

have
been lower in all segments compared to the prior year,

primarily driven by declines in volume primarily due to the

negative impacts of
COVID-19 on the Company’s

end markets.

As reported, all of the Company’s

segment operating earnings were higher compared to
2019 because of the inclusion of a full year of Houghton and

Norman Hay as well as cost synergies achieved

with the Combination
and other cost savings actions taken due to COVID-19,

partially offset by the negative impacts of COVID-19

on global sales volumes.

Additional details of each segment’s

operating performance are further discussed in the Company’s reportable segments review,

in the
Operations section of this Item, below.

The Company generated net operating cash flow of $178.4

million in 2020 compared to $82.4 million in 2019.

The 117%
increase in net operating cash flow year-over

-year was primarily driven by the inclusion of a full year of earnings from Houghton and
Norman Hay, as well as

higher operating cash flow due to changes in working

capital.

The key drivers of the Company’s

operating
cash flow

and overall liquidity are further discussed in the Company’s

Liquidity and Capital Resources section of this Item, below

.

Overall, the Company’s

2020 results reflect the fact that the negative impacts of COVID-19 were partially offset by the positive
impacts of a full year of Houghton and Norman Hay performance

,

Combination synergies and cost savings actions

.

The Company’s
performance showed a good quarterly growth trend across the

globe beginning after the second quarter of 2020, during

which the
impacts of COVID-19 were most severe, indicating

a gradual improvement in the Company’s

end markets and continued market share
gains.

Despite these challenges, the Company was able to generate significant net operating cash flow in 2020, continue to pay its
regular dividends, pay down its debt above its required commitments

,

and continue to execute its integration plans for the
Combination.

The global economic slowdown and other impacts due

to COVID-19 posed an unprecedented challenge in 2020, but the
Company successfully navigated this downturn, demonstrating

its ability to respond quickly to changing market conditions and deliver
on the benefits it anticipated from the Combination

with Houghton.

In 2020, the Company continued to service and supply its
customers despite very difficult economic

conditions, it continued to gain share in the market, it completed a significant part of the
integration activities, and realized $58 million of cost

synergies which exceeded the original estimate of $35

million.

The Company
also made recent bolt-on acquisitions which are expected

to contribute towards earnings growth in 2021 and, even with those acquisitions, the Company reduced its net debt by

12% or $94 million during 2020.

As the Company looks forward, it

expects some
short-term headwinds from higher raw material costs and

lower than expected volumes in the automotive market due

to the
semiconductor shortage.

However, the Company expects 2021

to result in a step change in its profitability from 2020 as the Company completes its integration cost synergies, continues

to take further share in the marketplace, benefits from a projected gradual rebound
in demand, and sees the positive impact of its recent acquisit ions.
Impact of COVID-19

In early 2020, the global outbreak of COVID-19

negatively impacted all locations where the Company

does business.

Although
the Company has now operated during several quarters

in this COVID-19 environment, the full extent of the outbreak and related
business impacts remains

uncertain and volatile, and therefore the full extent to which COVID-19 may impact the Company’s future
results of operations or financial condition is uncertain.

This outbreak has significantly disrupted the operations

of the Company and
those of its suppliers and customers.

The Company has experienced significant volume declines and

lower net sales as further
described in this section, initially at its China subsidiaries in the first quarter of 2020 and, beginning in late March continued
throughout the rest of its business due to the global economic slowdown brought on by COVID-19.

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

The prolonged pandemic and a
resurgence of the outbreak, and continued

restrictions on day-to-day life and business operations may result in volume declines and
lower net sales in future periods as compared to pre-COVID-19 levels.

To the extent that the Company’s

customers and suppliers
continue to be significantly and adversely impacted by

COVID-19, this could reduce the availability,

or result in delays, of materials
or supplies to or from the Company,

which in turn could significantly interrupt the Company’s

business operations.

Given this
ongoing uncertainty,

the Company cautions that its future results of operations could be significantly adversely impacted by COVID-
19.

Further, management continues to

evaluate how COVID-19-related circumstances, such as remote

work arrangements, illness or
staffing shortages and travel restrictions have affected

financial reporting processes and systems, internal control

over financial
reporting, and disclosure controls and procedures.

While the circumstances have presented and are expected

to continue to present
challenges, and have necessitated additional time

and resources to be deployed to sufficiently address the

challenges brought on by the
pandemic, at this time, except as otherwise noted in

Item 9A of this Report, management does not believe that

COVID-19 has had a
material impact on financial reporting processes, internal

controls over financial reporting, or disclosure controls and procedures.

For
additional information regarding the potential impact of COVID-19,

see Item 1A of Part I of this Report.

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

●

Our Operations

– Currently, all of

the Company’s 31 production

facilities worldwide are open and operating and are deemed
as essential businesses in the jurisdictions where they are

operating.

The Company believes that to date it has been able to
meet the needs of all its customers across the globe

despite the current economic challenges.

●

Our Business Conditions

– The Company’s second

half of 2020 showed solid improvement over the first half,

which was
consistent with expectations that April and May would

be the worst months of the year and that the Company

would show
gradual quarterly improvement sequentially throughout

the remainder of the year.

However, demand still remained lower
than pre-COVID-19 levels as many customers maintained

reduced production levels through the end of 2020.

Excluding
Houghton and Norman Hay net sales, all four of the Company’s reportable segments showed declines in net sales due to
COVID-19 during 2020 compared to the prior year,

with the Americas and EMEA being the most impacted and

Asia/Pacific
being the least impacted.

The Company currently expects that the impact from COVID-19

will gradually improve each
quarter in 2021 subject to the effective containment

of the virus and successful distribution of a vaccine.

However, the
incidence of reported cases of COVID-19 appears to

be again increasing in several geographies where we have

significant

operations and it remains highly uncertain as to how long

the global pandemic and related economic challenges will last and when our customers’ businesses will recover.

●

Our Actions

– The Company took various actions to temporarily conserve

cash and reduce costs during 2020.

Some of these
actions during 2020 included eliminating all discretionary

expenditures, delaying or freezing salary increases where legally permitted, reducing executives’ salaries for a period of

time, lowering 2020 planned capital expenditures by approximately
30%, and accelerating and fine-tuning the Company’s

integration plans.

These temporary initiatives were designed and
implemented so that the Company could successfully manage through the challenging COVID-19 situation while continuing
to protect the health of its employees, meet customers’ needs,

maintain the Company’s

long-term competitive advantages and
above-market growth, and enable it to continue to

effectively integrate Houghton.

While the actions taken in 2020 to protect
our workforce, to continue to serve our customers with excellence and to conserve cash and reduce costs, have been effective
thus far, further actions to respond

to the pandemic and its effects may be necessary as conditions continue to evolve.

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
at the bankruptcy filing date.

However, initially establishing

this reserve and the amount thereof is dependent on the Company’s evaluation of likely proceeds to be received from the

bankruptcy process, which could result in the Company

recognizing minimal or
no reserve at the date of bankruptcy.

We generally reserve

for large and/or financially distressed customers on

a specific review basis,
while a general reserve is maintained for other customers

based on historical experience.

The Company’s consolidated

allowance for
doubtful accounts was $13.1 million and $11.7

million as of December 31, 2020 and 2019, respectively.

The Company recorded
expense to increase its provision for doubtful accounts by

$3.6 million, $1.9 million and $0.5 million for the years

ended December
31, 2020, 2019 and 2018, respectively.

Changing the amount of expense recorded to the Company’s

provisions by 10% would have
increased or decreased the Company’s

pre-tax earnings by $0.4 million, $0.2 million and $0.1 million for the years ended December
31, 2020,

2019 and 2018,

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

The Company would record an impairment
charge to an investment if it concluded that a

decline in value that was other than temporary occurred.

Adverse

changes in market
conditions, poor operating results of underlying investments,

devaluation of foreign currencies or other events or circumstances could
result in losses or an inability to recover the carrying value of the investments, potentially leading to an impairment charge in the
future.

The carrying amount of the Company’s

equity investments as of December 31, 2020 was $95.8 million,

which included four
investments: $19.4 million for a 32% interest in Primex, Ltd.

(Barbados); $7.8 million for a 50%

interest in Nippon Quaker Chemical,
Ltd. (Japan); $0.3 million for a 50% interest in Kelko

Quaker Chemical, S.A. (Panama); and $68.3 million for a 50% interest in Korea
Houghton Corporation (Korea).

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

As of December 31, 2020 and 2019, the
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

The Company also evaluates uncertain tax positions on

all income tax positions taken on previously filed tax returns or expected to be
taken on a future tax return in accordance with FIN 48,

which prescribes the recognition threshold and measurement attributes for
financial statement recognition and measurement of tax

positions taken or expected to be taken on a tax return

and, also, whether the
benefits of tax positions are probable or if they will be more likely than not to be sustained upon audit based upon the

technical merits
of the tax position.

For tax positions that are determined to be more likely than not to be sustained upon audit, the Company
recognizes the largest amount of benefit that

is greater than 50% likely of being realized upon ultimate

settlement in the financial
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

financial statements.
In 2017, the U.S. government enacted comprehensive

tax legislation commonly referred to as “U.S. Tax

Reform”

which
implemented significant changes, particularly impacting

taxation for non-U.S. earnings and dividends from certain

foreign
subsidiaries.

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

As of December 31, 2020, $7.0 million in installment have

been paid with the
remaining $8.5 million to be paid through installments

in future years.

However, the Company may also be subject

to other taxes,
such as withholding taxes and dividend distribution

taxes, if these undistributed earnings are ultimately remitted to the U.S.

As of
December 31, 2020,

the Company has a deferred tax liability of $5.9 million, which primarily represents the estimate of the non-U.S.
taxes the Company will incur to remit certain previously taxed earnings to the U.S.

It is the Company’s current

intention to reinvest
its future undistributed earnings of non-U.S. subsidiaries

to support working capital needs and certain other growth

initiatives outside
of the U.S.

The amount of such undistributed earnings at December 31, 2020 was approximately $322.6 million.

Any tax liability
which might result from ultimate remittance of these

earnings is expected to be substantially offset by foreign

tax credits (subject to
certain limitations).

It is currently impractical to estimate any such incremental tax expense.

See Note 10 of Notes to Consolidated
Financial Statements in Item 8 of this Report.

Goodwill and other intangible assets:

The Company accounts for business combinations und

er the acquisition method of
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

The Company
completes its annual goodwill and indefinite lived intangible asset impairment test during the fourth quarter of each

year, or more
frequently if triggering events indicate a possible impairment.

In completing a quantitative impairment test, the Company compares the reporting units’ or indefinite lived intangible assets fair value to their carrying value, primarily based on future discounted cash
flows, in order to determine if an impairment charge

is warranted.

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

The Company considered
the negative effect of COVID-19 on the Company’s

operations and, at the time, the impact it expected to have

on its full year 2020
results in evaluating if a triggering event was present for

one or more of the Company indefinite-lived or long-lived

assets and, also,
the Company took into consideration the carrying value

and estimated fair value for each of its assets.

The Company concluded that
the impact of COVID-19 did not represent a triggering

event as of March 31, 2020 with regards to any of the Company’s indefinite-
lived and long-lived assets, except for the Company’s

Houghton and Fluidcare trademarks

and tradename indefinite-lived intangible
assets.

Given the relatively short period of time between the

fair value determination of the acquired Houghton and Fluidcare trademarks
and tradename intangible assets as of the closing of the

Combination on August 1, 2019, and the 2019 annual impairment testing date of October 1, the Company’s

2019 annual impairment assessment concluded that

the $242.0 million carrying value of acquired
Houghton and Fluidcare trademarks and tradename intangible

assets generally approximated fair value, with excess fair

value of less
than 5%.

Because of the previously concluded relatively narrow gap

between its fair value and its carrying value, the Company
concluded in the first quarter of 2020 that the expected

current year impact from COVID-19 on the Company’s

net sales represented a
triggering event.

As a result of the conclusion, the Company completed an interim quantitative indefinite-lived intangible asset
impairment assessment as of March 31, 2020.

The determination of estimated fair value of the Houghton

and Fluidcare trademarks

and tradename intangible assets was based
on a relief from royalty valuation method which requires

management’s judgment

and often involves the use of significant estimates
and assumptions, including assumptions with respect to

the WACC

and royalty rates, as well as revenue growth rates

and terminal
growth rates.

In completing the interim quantitative impairment assessment as of March

31, 2020, the Company used a WACC
assumption of approximately 10% as well as current year

forecasted net sales and management’s

estimates with respect to future net
sales growth

rates specific to legacy Houghton’s

net sales.

As a result of an increase in the WACC

assumption as of March 31, 2020,
compared to the prior year fourth quarter annual impairment

assessment, and the significant decline in current year projected legacy
Houghton net sales due to the impact of COVID-19,

the Company concluded that the estimated fair values of these intangible assets
were less than their carrying values and that an

impairment charge to write down their carrying values

to their estimated fair values
was warranted.

This resulted in a first quarter of 2020 non-cash impairment charge of $38.0 million for these indefinite-lived
intangible assets, primarily related to the Houghton trademarks and tradename.

The book value of these assets as of December 31,
2020 was $204.0 million.

The Company’s consolidated

goodwill at December 31, 2020 and 2019 was $631.2

million and $607.2 million, respectively.

The
Company completed its annual impairment assessment over

goodwill during the fourth quarter of 2020, and no impairment charges
were warranted.

Furthermore, the estimated fair value of each of the Company’s reporting units substantially exceeded their carrying
value, with none of the Company’s

reporting units at risk for failing the goodwill impairment test.

The Company used a WACC
assumption for each of its reporting units of approximately

9.5%, and this assumption would have had to increase

by approximately
59%, or 6 percentage points, before any of the Company’s

reporting units would be considered potentially impaired.

Separately,

the
Company’s assumption

of future and projected EBITDA margins by reporting

unit would have had to decrease by more than
approximately 75%

before any of the Company’s

reporting units would be considered potentially impaired.

The Company’s
consolidated indefinite-lived intangible assets at December

31, 2020 and 2019 were $205.1 million and $243.1 million,

respectively.

The Company completed its annual indefinite lived

intangible asset impairment assessment during the fourth quarter of 2020, and
determined that no impairment charge was

warranted.

The Company’s impairment assessment

concluded that the $204.0 million
carrying value of acquired Houghton and Fluidcare

trademarks and tradename intangible assets exceeded fair value by approximately
18%.

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

The Company had two noncontributory U.S. pension plan

s, one of which (the “Legacy Quaker U.S. Pension Plan”) had

a
November 30 year-end and a measurement date of December

31.

As previously disclosed, the Company began the process of
terminating the Legacy Quaker U.S. Pension Plan during

the fourth quarter of 2018.

During the third quarter of 2019, the Company
received a favorable termination determination letter

from the Internal Revenue Service (“I.R.S.”) and completed the

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
termination date.

The following table highlights the potential impact

on the Company’s pre

-tax earnings due to changes in assumptions with respect
to the Company’s defined

benefit pension and postretirement benefit plans, based on assets and liabilities as of December 31, 2020:
1/2 Percentage Point Increase 1/2 Percentage Point Decrease
(dollars in millions) Foreign U.S. Total Foreign U.S. Total
Discount rate (1)
$
0.4
$
0.2
$
0.6
$
(0.4)
$
(0.2)
$
(0.6)
Expected rate of return on plan
assets (2) 0.9 0.2 1.1 (1.0) (0.2) (1.2)
(1)

The weighted-average discount rate used to determine

net periodic benefit costs for the year ended December 31, 2020 was
2.3%

for Foreign plans and 3.1% for

U.S. plans.

(2)

The weighted average expected rate of return on plan

assets used to determine net periodic benefit costs for the year ended
December 31, 2020 was 2.2% for Foreign plans and

6.5% for U.S. plans.
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

Liquidity and Capital Resources
At December 31, 2020, the Company had cash,

cash equivalents and restricted cash of $181.9 million.

Total cash, cash
equivalents and restricted cash was $143.6 million

at December 31, 2019.

The $38.3 million increase in cash, cash equivalents and
restricted cash was the net result of $178.4 million

of cash provided by operating activities and $6.6 million

of positive impacts due to
the effect of foreign currency translation on

cash, partially offset by $75.3 million of cash used in financing activities and $71.4
million of cash used in investing activities.

Net cash flows provided by operating activities were $178.4

million in 2020 compared to $82.4 million in 2019.

The Company’s
current year net operating cash flow increase was largely

due to higher earnings from including a full year of Houghton and Norman
Hay, lower net

cash outflows than in 2019 associated with restructuring and the Combination and other acquisition-related expenses,
higher cash dividends received from its equity affiliated

companies year-over-year, and higher operating

cashflow from changes in
working capital.

The operating cashflow improvement due to working capital

changes includes benefits from changes in accounts
payable and accrued liabilities due to more favorable negotiated vendor terms and other benefits from the Combination, impacts due to
volume declines related to COVID-19, and lower

cash tax payments due to current year mix of earnings and deductibility of one-time
expenses.

Net cash flows used in investing activities were $71.4

million in 2020 compared to $908.6 million in 2019.

This $837.2 million
decrease in cash outflows used in investing activities

was largely due to a decrease in payments related to

acquisitions as the prior year
$893.4 million outflow included the closing of the

Combination on August 1, 2019, as further described below,

compared to the

current year payments related to acquisitions

of $56.2 million that were mainly driven by the acquisition of Coral for approximately
$53.1

million,

net of cash acquired, further described below,

and a post-closing adjustment related to Norman Hay of approximately
$3.2 million.

In addition, the Company had higher investments in property,

plant and equipment in the current year due to the
inclusion of a full year of both Houghton and Norman

Hay, including higher

expenditures related to integrating the companies during
2020.

These higher outflows were partially offset by approximately

$2.6 million of higher proceeds from disposition of assets in
2020, which was mainly driven by the sale of certain

assets as part of its Combination integration plan.

Net cash flows used in financing activities

were $75.3 million in 2020 compared to cash provided

in financing activities of $844.1
million in 2019.

The $919.4 million decrease in net cash flows from financing activities was due primarily to $897.1 million of
additional term loan and revolving credit facility borrowings in the prior year used to close the Combination compared

to $49.1
million of current year debt repayments in accordance with

its term loan agreements and other reductions in borrowings

under its
revolving credit facilities.

Also, as part of the Combination, the Company incurred and

paid debt issuance costs of approximately
$23.7 million in the prior year.

In addition, the Company paid $27.6 million of cash dividends during 2020, a $5.7 million or 26%
increase in cash dividends compared to the prior year,

primarily due to the approximately 4.3 million shares issued at closing of the
Combination, as well as both the current year and

prior year cash dividend per share increases.

Finally, during

2020, the Company
used $1.0 million to purchase the remaining noncontrolling

interest in one of its South African affiliates.

Prior to this buyout, this
South African affiliate made a distribution

to the prior noncontrolling affiliate shareholder of approximately

$0.8 million in 2020.

There were no similar noncontrolling interest activities in

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

the
“Credit Facility”).

The Credit Facility is comprised of a $400.0 million multicurrency revolver (the “Revolver”), a $600.0 million term loan (the
“U.S. Term Loan”),

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

The maximum amount available under the Credit Facility
can be increased by up to $300.0 million at the Company’s

request if there are lenders who agree to accept additional commitments and the Company has satisfied certain other conditions.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR
plus an applicable margin based upon the

Company’s consolidated net leverage

ratio.

There are LIBOR replacement provisions that
contemplate a further amendment if and when LIBOR ceases

to be reported.

The interest rate incurred on the outstanding borrowings
under the Credit Facility during 2020 was approximately

2.1%.

At December 31, 2020, the interest rate on the

outstanding
borrowings under the Credit Facility was approximately

1.9%.

In addition to paying interest on outstanding principal under the Credit
Facility, the Company

is required to pay a commitment fee ranging from 0.2% to

0.3% depending on the Company’s

consolidated net
leverage ratio to the lenders under the Revolver in

respect of the unutilized commitments thereunder.
The Credit Facility is subject to certain financial and

other covenants.

The Company’s initial consolidated

net debt to
consolidated adjusted EBITDA ratio could not exceed

4.25 to 1, with step downs in the permitted ratio over the

term of the Credit
Facility.

As of December 31, 2020, the consolidated net debt to consolidated adjusted EBITDA ratio may not exceed 4.00 to 1.

The
Company’s consolidated

adjusted EBITDA to interest expense ratio may not be less than

3.0 to 1 over the term of the agreement.

The
Credit Facility also prohibits

the payment of cash dividend if the Company is in default

or if the amount of the dividend paid annually
exceeds the greater of $50.0 million and 20% of consolidated adjusted EBITDA unless the ratio of consolidated

net debt to
consolidated adjusted EBITDA is less than 2.0 to 1,

in which case there is no such limitation on amount.

As of December 31, 2020
and December 31, 2019, the Company was in compliance

with all of the Credit Facility covenants.

The Term Loans have

quarterly
principal amortization during their five-year terms,

with 5.0% amortization of the principal balance due in years 1 and

2, 7.5% in year
3, and 10.0% in years 4 and 5, with the remaining principal

amount due at maturity.

The Credit Facility is guaranteed by certain of the
Company’s domestic subsidiaries

and is secured by first priority liens on substantially all of the assets of the Company and the
domestic subsidiary guarantors, subject to certain customary exclusions.

The obligations of the Dutch borrower are guaranteed only
by certain foreign subsidiaries on an unsecured basis.
The Credit Facility required the Company to fix its variable interest rates on at least 20% of its total Term

Loans.

In order to
satisfy this requirement as well as to manage the

Company’s exposure to variable

interest rate risk associated with the Credit Facility,
in November 2019, the Company entered into $170.0

million notional amounts of three-year interest rate swaps at a base rate of
1.64% plus an applicable margin as provided

in the Credit Facility, based on

the Company’s consolidated net

leverage ratio.

At the
time the Company entered into the swaps, and as

of December 31, 2020, the aggregate interest rate on the swaps,

including the fixed
base rate plus an applicable margin, was 3.1%.

The Company capitalized $23.7 million of certain third-party debt issuance costs in connection with executing the

Credit Facility.

Approximately $15.5 million of the capitalized costs were attributed to the Term Loans and

recorded as a direct reduction of long-
term debt on the Company’s

Consolidated Balance Sheet.

Approximately $8.3 million of the capitalized costs were

attributed to the
Revolver and recorded within other assets on the Company’s

Consolidated Balance Sheet.

These capitalized costs are being
amortized into interest expense over the five-year term

of the Credit Facility.

As of December 31, 2020, the Company had Credit Facility

borrowings outstanding of $887.1 million.

As of December 31, 2019,
the Company had Credit Facility borrowings outstandin

g

of $922.4 million.

The Company has unused capacity under the Revolver of
approximately $234 million, net of bank letters of

credit of approximately $6 million, as of December 31, 2020.

The Company’s other
debt obligations are primarily industrial development

bonds, bank lines of credit and municipality-related loans, which totaled $12.1
million and $12.6 million as of December 31, 2020 and

2019, respectively.

Total unused capacity

under these arrangements as of
December 31, 2020 was approximately $40 million.

The Company’s total net debt

as of December 31, 2020 was $717.3 million.
The Company estimates that it realized full year cost synergies in 2020 of approximately $58 million compared to

$7 million in
2019.

The Company continues to expect to realize Combination cost synergies of approximately $75 million in 2021 and $80 million
in 2022.
The Company expects to continue to incur additional costs

and make associated cash payments to integrate Quaker

and Houghton
and continue realizing the Combination’s

total anticipated cost synergies.

The Company expects total cash payments, including those
pursuant to the QH Program, described below,

but excluding incremental capital expenditures related to

the Combination, will be in
the range of 1.3 times its total anticipated 2022 cost

synergies of $80 million.

A significant portion of these costs were already
incurred in 2019 and 2020, but the Company expects

to continue to incur such costs through 2021.

The Company incurred $30.3
million of total Combination, integration and other acquisition-related expenses in 2020, including $0.8 million of accelerated
depreciation, a $0.6 million loss on the sale of held-for-sale assets, and $0.8 million of other income related to an indemnification asset, described in the Non-GAAP Measures section of this

Item below.

The Company had aggregate net cash outflows of
approximately $29.4 million related to the Combination,

integration and other acquisition-related expenses during

2020.

Comparatively,

in 2019, the Company incurred $38.0 million of total Combination,

integration and other acquisition-related expenses,
including $2.1 million of ticking fees as well as $0.6

million of accelerated depreciation, and aggregate net cash outflows related to
these costs were approximately $52.4 million.
Quaker Houghton’s management

approved, and the Company initiated, a global restructuring

plan (the “QH Program”) in the
third quarter of 2019 as part of its planned cost synergies

associated with the Combination and recorded $26.7

million in restructuring
and related charges in 2019.

The Company recognized an additional $5.5 million of

restructuring and related charges in 2020 as

a
result of the QH Program.

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

During the fourth quarter of 2020, certain of these facilities were sold and
the Company recognized a loss on disposal of $0.6 million

included within other expense, net on the Consolidated Statement of
Income.

Additionally, certain

buildings and land with an aggregate book value of

approximately $10.0 million have been reclassified
to other current assets from property,

plant and equipment as of December 31, 2020.

The Company expects to receive amounts

in
excess of net book value for the properties held for sale.

The exact timing and total costs associated with the QH Program will depend
on a number of factors and is subject to change;

however, the Company currently expects

reduction in headcount and site closures will
continue to occur into 2021 under the QH Program

and estimates that the anticipated cost synergies realized

under this program will
approximate one-times restructuring costs incurred.

The Company made cash payments related to the settlement

of restructuring
liabilities under the QH Program during 2020 of approximately

$15.7 million compared to $8.9 million in 2019.

As described above, in the first quarter of 2020, the

Company completed the termination of the Legacy Quaker U.S. Pension

Plan
and funded the plan on a termination basis with approximately

$1.8 million, subject to final true up adjustments.

In the third quarter
of 2020, the Company finalized the amount of liability and

related annuity payments and received a refund in premium

of $1.6
million.

In addition, the Company recorded a non-cash pension settlement charge at plan termination of approximately $22.7 million
in the first quarter of 2020.
On December 22, 2020, the Company closed its acquisition

of Coral Chemical Company (“Coral”), a privately held,

U.S. based
provider of metal finishing fluid solutions.

The purchase price was $54.1 million,

on a cash-free and debt-free basis, subject to routine
and customary post-closing adjustments related to working

capital and net indebtedness levels.

The Company expects to finalize its
post-closing adjustments for the Coral acquisition in the first quarter of 2021.

Cash paid for Coral in the fourth quarter of 2020 was
approximately $53.1 million, net of cash acquired.

In February 2021, the Company acquired certain assets related to tin-plating
solutions primarily for steel end markets for approximately

$25 million.
As of December 31, 2020, the Company’s

gross liability for uncertain tax positions, including interest and penalties, was $28.9
million.

The Company cannot determine a reliable estimate of the

timing of cash flows by period related to its uncertain tax position liability.

However, should the entire liability

be paid, the amount of the payment may be reduced by up

to $7.5 million as a result of
offsetting benefits in other tax jurisdictions.

During the fourth quarter of 2020, one of the Company’s

subsidiaries received a notice of
inspection from a taxing authority in a country where certain of its subsidiaries operate, which related to a non-income

(indirect) tax

that may be applicable to certain products the subsidiary

sells.

To date, the Company

has not received any assessment from the
authority related to potential liabilities that may be due

from the Company’s subsidiary.

Consequently there is substantial uncertainty
with respect to the Company’s

ultimate liability with respect to this indirect tax.

See Note 26 of Notes to Consolidated Financial
Statements in Item 8 of this Report.
The Company believes that its existing cash, anticipated

cash flows from operations and available additional liquidity will be
sufficient to support its operating requirements

and fund its business objectives for at least the next twelve months, including but not
limited to, payments of dividends to shareholders, costs related to the Combination and integration, pension plan contributions,

capital
expenditures, other business opportunities (including

potential acquisitions) and other potential contingencies.

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
financial markets, among others.

The following table summarizes the Company’s

contractual obligations as of December 31, 2020, and the effect such obligations
are expected to have on its liquidity and cash flows in

future periods.

Pension and postretirement plan contributions beyond 2021

are
not determinable since the amount of any contribution

is heavily dependent on the future economic environment and investment returns on pension trust assets.

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

December 31, 2020.

Payments due by period
(dollars in thousands) 2026 and
Contractual Obligations Total 2021 2022 2023 2024 2025 Beyond
Long-term debt $ 898,789 $ 38,686 $ 57,754 $ 76,856 $ 715,155 $ 172 $ 10,166
Interest obligations 52,997 14,514 13,703 12,583 10,444 526 1,227
Capital lease obligations 439 109 96 87 72 59 16
Operating leases 43,544 12,342 8,395 6,220 4,610 3,836 8,141
Purchase obligations 2,377 2,279 92 6 - - -
Transition tax 8,500 - - 1,529 3,099 3,872 -
Pension and other postretirement plan

contributions 10,280 10,280 - - - - -
Other long-term liabilities (See Note 22 of
Notes to Consolidated Financial Statements) 12,494 - - - - - 12,494
Total contractual

cash obligations
$ 1,029,420 $ 78,210 $ 80,040 $ 97,281 $ 733,380 $ 8,465 $ 32,044
Non-GAAP Measures
The information in this Form 10-K filing includes non-GAAP (unaudited)

financial information that includes EBITDA, adjusted
EBITDA, adjusted EBITDA margin, non-GAAP operating

income, non-GAAP operating margin, non-GAAP

net income and non-
GAAP earnings per diluted share.

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

Non-GAAP net income is calculated as adjusted EBITDA, defined above, less depreciation and amortization, interest
expense, net, and taxes on income before equity in

net income of associated companies, in each case adjusted,

as applicable, for any
depreciation, amortization, interest or tax impacts resulting from the non-core items identified in the reconciliation

of net income
attributable to the Company to adjusted EBITDA.

Non-GAAP earnings per diluted share is calculated as non

-GAAP net income per
diluted share as accounted for under the “two-class share

method.”

The Company believes that non-GAAP net income and non-
GAAP earnings per diluted share provide transparent

and useful information and are widely used by analysts, investors,

and
competitors in our industry as well as by management in

assessing the operating performance of the Company on a consistent basis.
The following tables reconcile the Company’s

non-GAAP financial measures (unaudited) to their most

directly comparable
GAAP financial measures (dollars in thousands, unless otherwise noted, except per share amounts):

Non-GAAP Operating Income and Margin Reconciliations
For the years ended December 31,
2020 2019 2018
Operating income $ 59,360 $ 46,134 $ 87,781
Fair value step up of inventory sold (a) 226 11,714 —
Houghton combination, integration and other

acquisition-related expenses (b) 30,446 35,945 16,661
Restructuring and related charges (c) 5,541 26,678 —
Customer bankruptcy costs (d) 463 1,073 —
Charges related to the settlement of a non-core

equipment sale (e)

Indefinite-lived intangible asset impairment (f) 38,000 — —
Non-GAAP operating income $ 134,036 $ 121,928 $ 104,442
Non-GAAP operating margin (%) (o)
9.5% 10.8% 12.0%

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and
Non-GAAP Net Income Reconciliations For the years ended December 31,
2020 2019 2018
Net income attributable to Quaker Chemical Corporation $ 39,658 $ 31,622 $ 59,473
Depreciation and amortization (b)(m) 84,494 45,264 19,714
Interest expense, net (b) 26,603 16,976 4,041
Taxes on income

before equity in net income of associated companies (n)
(5,296) 2,084 25,050
EBITDA 145,459 95,946 108,278
Equity income in a captive insurance company (g) (1,151) (1,822) (966)
Fair value step up of inventory sold (a) 226 11,714 —
Houghton combination, integration and other

acquisition-related expenses (b) 29,538 35,361 16,051
Restructuring and related charges (c) 5,541 26,678 —
Customer bankruptcy costs (d) 463 1,073 —
Charges related to the settlement of a non-core

equipment sale (e)

Indefinite-lived intangible asset impairment (f) 38,000 — —
Pension and postretirement benefit costs, non-service components

(h)
21,592 2,805 2,285
Gain on changes in insurance settlement restrictions of an

inactive

subsidiary and related insurance insolvency recovery (i) (18,144) (60) (90)
Gain on liquidation of an inactive legal entity (j) — — (446)
Currency conversion impacts of hyper-inflationary economies (k) 450 1,033 664
Adjusted EBITDA
$ 221,974 $ 173,112 $ 125,776
Adjusted EBITDA margin (%) (o) 15.7% 15.3% 14.5%
Adjusted EBITDA
$ 221,974 $ 173,112 $ 125,776
Less: Depreciation and amortization - adjusted (b)
83,732 44,680 19,714
Less: Interest expense, net - adjusted (b)
26,603 14,896 593
Less: Taxes on income

before equity in net income

of associated companies - adjusted (l)(n)
26,488 24,825 22,978
Non-GAAP net income
$ 85,151 $ 88,711 $ 82,491

Non-GAAP Earnings per Diluted Share Reconciliations
For the years ending December 31,
2020 2019 2018
GAAP earnings per diluted share attributable to
Quaker Chemical Corporation common shareholders $ 2.22 $ 2.08 $ 4.45
Equity income in a captive insurance company per diluted

share (g)
(0.07) (0.12) (0.07)
Fair value step up of

inventory sold per diluted share (a)
0.01 0.58 —
Houghton combination, integration and other

acquisition-related expenses per diluted share (b)
1.31 2.05 1.21
Restructuring and related charges per diluted

share (c)
0.23 1.34 —
Customer bankruptcy costs per diluted share (d) 0.02 0.05 —
Charges related to the settlement of a non-core

equipment

sale per diluted share (e)
— 0.02 —
Indefinite-lived intangible asset impairment per diluted

share (f)
1.65 — —
Pension and postretirement benefit costs, non-service

components per diluted share (h)
0.79 0.14 0.13
Gain on changes in insurance settlement restrictions of an

inactive

subsidiary and related insurance insolvency recovery per diluted share (i)
(0.78) (0.00) (0.01)
Gain on liquidation of an inactive legal entity per diluted

share (j)
— — (0.03)
Currency conversion impacts of hyper-inflationary economies

per diluted share (k)
0.02 0.07 0.06
Impact of certain discrete tax items per diluted share (l)
(0.62) (0.38) 0.43
Non-GAAP earnings per diluted share (p) $ 4.78 $ 5.83 $ 6.17
(a)

Fair value step up of inventory sold relates to expenses associated with selling inventory from acquired businesses which

was
adjusted to fair value as part of purchase accounting.

These increases to costs of goods sold (“COGS”) are not indicative of the
future operating performance of the Company.

(b)

Houghton combination, integration and other acquisition-related expenses include certain legal, financial, and other advisory

and
consultant costs incurred in connection with due diligence,

regulatory approvals and closing the Combination, as well as integration planning and post-closing integration activities including internal control readiness and remediation.

These cost also
include certain one-time labor costs associated with the Company’s acquisition-related activities.

These costs are not indicative
of the future operating performance of the Company.

Approximately $1.5 million, $9.4 million and $5.1 million for the years
ended December 31, 2020, 2019 and 2018, respectively,

of these pre-tax costs were considered non-deductible for the purpose of
determining the Company’s

effective tax rate, and, therefore, taxes on income before

equity in net income of associated
companies - adjusted reflects the impact of these items.

During 2020 and 2019, the Company recorded $0.8 million

and $0.6
million, respectively,

of accelerated depreciation related to certain of the Company’s facilities, which is included in the caption
“Houghton combination, integration and other acquisition

-related expenses” in the reconciliation of operating income to non-
GAAP operating income and included in the caption

“Depreciation and amortization” in the reconciliation of net income
attributable to the Company to EBITDA, but excluded from

the caption “Depreciation and amortization – adjusted” in the reconciliation of adjusted EBITDA to non-GAAP net

income attributable to the Company.

During 2019 and 2018, the Company
incurred $2.1 million and $3.5 million, respectively,

of ticking fees to maintain the bank commitment related

to the Combination.

These interest costs are included in the caption “Interest expense,

net” in the reconciliation of net income attributable to

the
Company to EBITDA, but are excluded from the caption

“Interest expense, net – adjusted” in the reconciliation of adjusted
EBITDA to non-GAAP net income.

During 2020, the Company recorded $0.8 million of other income related to an
indemnification asset.

During 2020 and 2018, the Company recorded a loss of

$0.6 million and a gain of $0.6 million,
respectively, on the

sale of held-for-sale assets related to the Combination.

Each of these items are included in the caption
“Houghton combination, integration and other acquisition

expenses” in the reconciliation of GAAP earnings per diluted share
attributable to Quaker Chemical Corporation common shareholders to Non-GAAP earnings per diluted share as well as the
reconciliation of Net Income attributable to Quaker Chemical Corporation to Adjusted EBITDA and Non-GAAP net income See
Note 2 and Note 9 of Notes to Consolidated Financial Statements,

which appears in Item 8 of this Report.
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

The Company holds a 32% investment in and has significant

influence over
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

The year ended December 31, 2020 includes a $22.7 million

settlement charge for the
Company’s termination

of the Legacy Quaker U.S. Pension Plan.

See Note 21 of Notes to Consolidated Financial Statements,
which appears in Item 8 of this Report.
(i)

Gain on changes in insurance settlement restrictions of an

inactive subsidiary and related insurance insolvency recovery represents income associated with the gain on the termination of restrictions on insurance settlement reserves and the cash receipts from an insolvent insurance carrier for previously

submitted claims by an inactive subsidiary of the Company.

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

During 2020 and 2019,
the Company incurred non-deductible, pre-tax charges

related to the Company’s Argentine

affiliates.

During 2018, the Company
incurred non-deductible, pre-tax charges related

to the Company’s Legacy

Quaker Argentine affiliate as well as after

-tax charges
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

subsidiaries.

This line item also includes deferred tax benefits the Company recorded in 2020 and 2019
related to intercompany intangible asset transfers and

the related amortization of these deferred tax benefits.

Additionally, the
2019 and 2018 amounts include certain transition tax adjustments related to adjustments to adopt U.S. Tax

Reform.

See Note 10
of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report.
(m)

Depreciation and amortization for the years ended

December 31, 2020 and 2019 includes $1.2 million and $0.4 million, respectively, of

amortization expense recorded within equity in net income of associated companies in the Company’s
Consolidated Statements of Income, which is attributable

to the amortization of the fair value step up for the Company’s

50%
interest in a Houghton joint venture in Korea as a result

of required purchase accounting.

(n)

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

Fair value step up of inventory sold described in (a) resulted in
incremental taxes of less than $0.1 million and $2.9

million for 2020 and 2019, respectively.

Houghton combination,

integration
and other acquisition-related expenses described in

(b) resulted in incremental taxes of $6.9 million for 2020

,

$6.7 million for
2019, and $3.1 million for 2018.

Restructuring and related charges described in (c) resulted

in incremental taxes of $1.4 million
for 2020 and $6.2 million for 2019.

Customer bankruptcy costs described in (d) resulted in incremental taxes of $0.1 million in
2020 and $0.3 million in 2019.

Charges related to the settlement of a non-core

equipment sale described in (e) resulted in
incremental taxes of $0.1 million for 2019.

Indefinite-lived intangible asset impairment described in (f) resulted in incremental
taxes of $8.7 million for 2020.

Pension and postretirement benefit costs, non-service components described in (h) resulted in
incremental taxes of $7.5 million for 2020, $0.7 million

for 2019, and $0.5 million for 2018.

Gain on changes in insurance
settlement restrictions of an inactive subsidiary and related insurance insolvency recovery described in (i) resulted in a reduction of taxes of $4.2 million in 2020 and less than $0.1

million in 2019 and 2018.

Gain on liquidation of an inactive legal entity
described in (k) resulted in a reduction of taxes of $0.1

million in 2018.

The impact of certain discrete items described in (m)
resulted in incremental taxes of $11.2

million for 2020, $5.7 million for 2019, and a reduction of taxes of $5.8 million in 2018.

(o)

The Company calculates adjusted EBITDA margin

and non-GAAP operating margin as the percentage

of adjusted EBITDA and
non-GAAP operating income to consolidated net sales.
(p)

The Company calculates non-GAAP earnings per diluted share

as non-GAAP net income attributable to the Company

per
weighted average diluted shares outstanding using the “two-class share method” to calculate such in each given period.
Off-Balance Sheet Arrangements
The Company had no material off-balance

sheet items, as defined under Item 303(a)(4) of Regulation S-K as of

December 31,
2020.

The Company’s only off

-balance sheet items outstanding as of December 31,

2020 represented approximately $10 million of
total bank letters of credit and guarantees.

The bank letters of credit and guarantees are not significant to the Company’s liquidity or
capital resources.

See Note 20 of Notes to Consolidated Financial Statements in

Item 8 of this Report.
Operations
Consolidated Operations Review – Comparison of 2020

with 2019

Net sales were 1,417.7 million in 2020 compared to $1,133.5

million in 2019.

The net sales increase of 25% year-over-year
includes additional net sales from acquisitions, primarily

Houghton and Norman Hay,

of $408.6 million.

Excluding net sales related
to acquisitions, the Company’s

current year net sales would have declined approximately

11% which reflects a decrease in

sales
volumes of 9%, a negative impact from foreign currency

translation of 1% and a decrease from selling price and product mix of 1%.

The primary driver of the volume decline in the current

year was the negative impact of COVID-19 on global production levels.
COGS were $904.2 million in 2020 compared to $741.4

million in 2019.

The increase in COGS of 22% was primarily due to the
inclusion of a full year of Houghton and Norman Hay COGS and

$0.8 million of accelerated depreciation charges in

the current year,
partially offset by lower current year COGS on

the decline in net sales due to COVID-19 and prior year charges of $11.7 million to
increase acquired inventory to its fair value, described

in the Non-GAAP Measures section of this Item above.
Gross profit in 2020 increased $121.3 million or 31%

from 2019 due primarily to additional gross profit from

Houghton and
Norman Hay.

The Company’s reported

gross margin in the current period

was 36.2% compared to 34.6% in 2019, which included the
inventory fair value step up described above.

Excluding one-time increases to COGS in both periods,

the Company estimates that its
gross margins for 2020 and 2019 would have

been 36.3% and 35.7%, respectively.

The estimated increase in gross margin year-over-
year was primarily due to lower COGS as a result of the Company’s progress on Combination-related logistics, procurement and
manufacturing cost savings initiatives, partially offset

by the lower current year sales volumes on certain fixed

manufacturing costs.
SG&A in 2020 increased $96.9 million compared

to 2019 due primarily to additional SG&A from Houghton and Norman

Hay,
partially offset by the impact of COVID-19

cost savings actions, including lower travel expenses, and the benefits of realized costs
savings associated with the Combination.
During 2020, the Company incurred $29.8 million

of Combination, integration and other acquisition-related

expenses, primarily
for professional fees related to Houghton integration

and other acquisition-related activities.

Comparatively,

the Company incurred
$35.5 million of similar expenses in the prior year,

primarily due to various professional fees related to integration planning and
regulatory approval as well as professional fees associated

with closing the Combination.

See the Non-GAAP Measures section of
this Item, above.
The Company initiated a restructuring program during

the third quarter of 2019 as part of its global plan to realize cost synergies
associated with the Combination.

The Company recorded additional restructuring and related charges of $5.5 million during 2020
compared to $26.7 million during 2019 under this program.

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

COVID-19 on their
estimated fair values.

There were no additional impairment charges in the

remainder of 2020 or in the prior year.

See the Critical
Accounting Policies and Estimates section as well as the Non

-GAAP Measures section,

of this Item, above.
Operating income in 2020 was $59.4 million compared

to $46.1 million in 2019.

Excluding Combination, integration and other
acquisition-related expenses, restructuring and related

charges, the non-cash indefinite-lived intangible

asset impairment charge, and
other expenses that are not indicative of the Company’s

future operating performance,

the Company’s current year

non-GAAP
operating income of $134.0 million increased compared

to $121.9 million in the prior year, primarily

due to additional operating
income from Houghton and Norman Hay and

the benefits from costs savings initiatives related to the Combination

,

partially offset by
the current year negative impact due to COVID-19.
The Company’s other

expense, net, was $5.6 million in 2020 compared to $0.3 million in

2019.

The year-over-year increase in
other expense, net was primarily due to the first quarter

of 2020 non-cash settlement charge of $22.7 million

associated with the
termination of the Legacy Quaker U.S. Pension Plan,

partially offset by a fourth quarter of 2020 gain

of $18.1 million related to the
lapsing of restrictions over certain cash that was previously designated solely for the settlement of asbestos claims at

an inactive
subsidiary of the Company,

which are both described in the Non-GAAP Measures section of this

Item, above.

Additionally, the
increase year-over-year in other expense,

net, includes higher foreign currency transaction losses in the current year.

Interest expense, net, increased $9.6 million in 2020 compared to 2019 primarily due to a full year of borrowings under the
Company’s Credit Facility

to finance the closing of the Combination on August 1,

2019, partially offset by lower overall interest rates
in the current year.
The Company’s effective

tax rates for 2020 and 2019 were a benefit of 19.5% and an expense of

7.2%, respectively.

The
Company’s current year

effective tax rate was impacted by the tax effect

of certain one-time tax charges and benefits in the

current
period, including deferred tax benefits related to an intercompany intangible asset transfer, as well as changes in

the valuation
allowance for foreign tax credits acquired with the Combination,

additional charges for uncertain tax positions relating

to certain
foreign tax audits, and the tax impact of the Company’s

termination of its Legacy Quaker U.S. pension plan.

Comparatively, the prior
year effective tax rate was primarily impacted

by certain non-deductible costs associated with the Combination as well as a prior year
deferred tax benefit related to a separate intercompany

intangible asset transfer.

Excluding the impact of all non-core items in each
year, described in the Non-GAAP measures

section of this Item, above, the Company estimates that its effective tax rates for 2020 and
2019 were approximately 25% and 22%, respectively.

The year-over-year increase is driven primarily

by higher U.S. income taxes
resulting from a change in certain deductions and

the taxability of foreign earnings in the U.S., partially offset by a change in the mix
of earnings.

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
Equity in net income of associated companies increased $2.3   million in 2020 compared to 2019, primarily due to additional earnings from our 50% interest in a joint venture

in Korea partially offset by lower earnings as compared

to the prior year period from
the Company’s interest in

a captive insurance company.

See the Non-GAAP Measures section of this Item, above.
Net income attributable to noncontrolling interest was $0.1

million in 2020 compared to $0.3 million in 2019

primarily a result of
the first quarter of 2020 acquisition of the remaining

ownership interest in one of the Company’s

South African affiliates.

Foreign exchange negatively impacted the Company’s

2020 results by approximately $0.38 per diluted share, primarily due to
higher foreign exchange transaction losses year-over-year

and, to a lesser extent, an aggregate negative

impact from foreign currency
translation on earnings.

Consolidated Operations Review – Comparison of 2019

with 2018

Net sales were $1,133.5 million in 2019 compared to

$867.5 million in 2018.

The net sales increase of 31% year-over-year
includes additional net sales from Houghton and

Norman Hay of $319.4 million.

Excluding Houghton and Norman Hay net sales, the
Company’s 2019 net sales would

have declined 6% compared to the prior year,

reflecting a decrease in sales volumes of
approximately 3% and a negative impact from foreign

currency translation of 3%.
COGS in 2019 of $741.4 million increased approximately

$186.2 million or 34% from $555.2 million in 2018.

The increase in
COGS was primarily due to the inclusion of Houghton

and Norman Hay COGS, as well as the fair value inventory step up and
accelerated depreciation charges described in

the Non-GAAP Measures section of this Item above, partially

offset by lower COGS on
the decline in Legacy Quaker net sales.
Gross profit in 2019 increased $79.8 million from 2018

due primarily to Houghton and Norman Hay net sales noted above.

The
Company’s reported

gross margin in 2019 was 34.6%, which includes

an aggregate $11.7 million of expense

associated with selling
Houghton and Norman Hay acquired inventory adjusted

to fair value as well as 2019 accelerated depreciation

charges, both of which

are described in the Non-GAAP Measures section of this

Item above.

Excluding these one-time increases to COGS, the Company
estimates that its gross margin would have been

approximately 35.7% in 2019 compared to 36.0% in 2018.

The decrease in gross
margin year-over-year

was primarily the result of price and product mix attributed to lower Houghton gross margin compared to
Legacy Quaker.

SG&A in 2019 increased $76.0 million compared to 2018 driven by additional Houghton and Norman Hay SG&A as
well as charges related to the settlement of a

non-core equipment sale and certain customer bankruptcy costs, both of which are
described in the Non-GAAP Measures section of this Item

above, partially offset by lower SG&A due to

foreign currency translation,
the impact of the year-over-year base

sales decline noted above on direct selling costs, and the benefits of realized cost savings
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
Item, above, the Company’s

2019 non-GAAP operating income increased to $121.9 million

compared to $104.4 million in 2018,
primarily due to additional net sales and operating income

from Houghton and Norman Hay.
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

In addition, the Company had an
increase in receipts of local municipality-related grants in one of the Company’s regions year

-over-year, partially offset

by an increase
in pension and postretirement benefit costs, non-service

components, in 2019 compared to 2018.

Lastly, in 2018, the

Company
recorded a gain of $0.6 million for the sale of a

held-for-sale asset.
Interest expense, net, increased $12.9 million in 2019

compared to 2018, primarily as a result of additional borrowings under the
Company’s Credit Facility

to finance the closing of the Combination on August 1,

2019.
The Company’s effective

tax rates for 2019 and 2018 were 7.2% and 30.1%, respectively.

The Company’s low 2019

effective tax
rate was primarily driven by a one-time deferred tax

benefit related to an intercompany intangible asset transfer,

described in the Non-
GAAP measures section of this Item, above.

Comparatively, the Company’s

higher 2018 effective tax rate was largel

y

driven by
combination-related expenses incurred, certain of which

were non-deductible for the purpose of determining the

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

dollar in 2019 was
partially offset by higher 2019 foreign exchange

transaction gains.

Reportable Segments Review – Comparison of 2020

with 2019
The Company’s reportable

segments reflect the structure of the Company’s

internal organization, the method by which the
Company’s resources are

allocated and the manner by which the chief operating decision maker assesses the Company’s

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

Segment operating earnings for each of the Company’s

reportable segments are comprised of the segment’s

net sales less directly
related COGS and SG&A.

Operating expenses not directly attributable to the net sales of each respective segment are not included in
segment operating earnings, such as certain corporate

and administrative costs, Combination,

integration and other acquisition-related
expenses, Restructuring and related charges

,

and COGS related to acquired inventory sold, which is adjusted to fair value as part of
purchase accounting.

Other items not specifically identified with the Company’s

reportable segments include interest expense, net
and other expense, net.

Certain immaterial reclassifications within the segment disclosures for the years ended December 31, 2019
have been made to conform with the Company’s

current customer industry segmentation and reflected in the prior year comparisons
below.
Americas
Americas represented approximately 32% of the Company’s

consolidated net sales in 2020.

The segment’s net sales were $450.2
million, an increase of $58.0 million or 15% compared

to 2019.

The increase in net sales reflects additional net sales from acquisitions of $120.4 million, primarily a result of

the inclusion of seven additional months of Houghton net sales, as the
Combination closed on August 1 in the prior year.

Excluding net sales from acquisitions, the segment’s

net sales decreased

year-over-
year by approximately 16% due to lower volumes of 12%

and a negative impact of foreign currency translation of 4%.

The current
year volume decline was driven by the economic slowdown

that began in late March and continued throughout 2020

due to the
impacts of COVID-19.

The foreign exchange impact was primarily due to the weakening of the Brazilian real and the Mexican peso
against the U.S. dollar, as these exchange

rates averaged 5.10 and 21.34, respectively,

in 2020 compared to 3.94 and 19.24,
respectively in 2019.

This segment’s operating earnings

were $96.4 million, an increase of $18.1 million or 23% compared to 2019.

The increase in segment operating earnings reflects the

inclusion of a full year of Houghton net sales, noted,

above, and the impacts on
gross margins and SG&A due to the Combination’s

cost synergies and costs savings actions related to COVID-19 year-over-year,
partially offset by the impact of COVID-19

on current year sales volumes and higher COGS and SG&A due

to seven additional
months of Houghton in the current year.
EMEA
EMEA represented approximately 27% of the Company’s

consolidated net sales in 2020.

The segment’s net

sales were $383.2
million, an increase of $97.6 million or 34% compared

to 2019.

The increase in net sales reflects additional net sales from acquisitions of $117.9 million, primarily

a result of the inclusion of seven additional months of Houghton net sales, as the
Combination closed on August 1 in the prior year.

Excluding net sales from acquisitions, the segment’s

net sales decreased

year-over-
year by approximately 7% due to lower volumes of

10%, partially offset by a positive impact of foreign

currency translation of 2%
and increases in selling price and product mix of 1%.

The current year volume decline was driven by the economic slowdown that
began in late March and continued throughout 2020

due to the impacts of COVID-19.

The foreign exchange impact was primarily
due to the strengthening of the euro against the U.S. dollar as this exchange rate averaged 1.14 in 2020 compared to 1.12 in 2019.

This segment’s operating

earnings were $69.2 million, an increase of $22.1

million or 47% compared to 2019. The increase in
segment operating earnings reflects the inclusion of

a full year of Houghton net sales, noted, above, and the impacts on gross margins
and SG&A due to the Combination’s

cost synergies and costs savings actions related

to COVID-19 year-over-year,

partially offset by
the impact of COVID-19 on current year sales volumes

and higher COGS and SG&A due to seven additional months of

Houghton in
the current year.
Asia/Pacific
Asia/Pacific represented approximately 22% of the

Company’s consolidated net

sales in 2020.

The segment’s net sales were
$315.3 million,

an increase of $67.5 million or 27% compared to 2019.

The increase in net sales reflects the inclusion of seven
additional months of Houghton net sales of $79.7 million,

as the Combination closed on August 1 in the prior year.

Excluding
Houghton net sales, the segment’s

net sales decreased

by approximately 5% year-over-year was due to

lower volumes of 3% and
decreases in selling price and product mix of 3% partially offset by the positive impact of foreign currency translation

of 1%.

The
current year volume decline was driven by the economic

slowdown that began in the first quarter in China and in late March throughout the rest of the region due to the impacts of

COVID-19.

The foreign exchange impact was primarily due to the
strengthening of the Chinese renminbi against the U.S. dollar.

While this exchange rate averaged

6.90 in each of 2020 and 2019,
respectively, post

the closing of the Combination, this exchange rate strengthened in the last 5 months of 2020 to average 6.72
compared to 7.06 in the last 5 months of 2019, partially offset by the weakening of the Indian rupee against the U.S.

dollar as this
exchange rate averaged

73.95 in 2020 compared to 70.35 in 2019.

This segment’s operating earnings

were $88.4 million, an increase
of $20.8 million or 31% compared to 2019.

The increase in segment operating earnings reflects the inclusion of incremental
Houghton net sales, noted, above, and the impacts on

gross margins and SG&A due to the Combination’s

cost synergies and costs
savings actions related to COVID-19 year-over-year,

partially offset by the impact of COVID-19 on current

year sales volumes and
higher COGS and SG&A due to seven additional months

of Houghton in the current year.
Global Specialty Businesses
Global Specialty Businesses represented approximately

19% of the Company’s consoli

dated net sales in 2020.

The segment’s net
sales were $269.0 million, an increase of $61.1 million

or 29%

compared to 2019.

The increase in net sales reflects the inclusion of
seven additional months of Houghton net sales and nine

additional months of Norman Hay net sales, totaling $90.6

million, as the
Combination closed on August 1 and the Norman Hay

acquisition closed on October 1 in the prior year.

Excluding Houghton and

Norman Hay net sales, the segment’s

net sales decreased by approximately 14%

year-over-year due to lower volumes of 7%,
decreases in selling price and product mix of 5% and a negative impact from foreign currency translation of 2%.

The current year
volume decline was primarily due to a decrease in

the Company’s specialty coatings

business driven by Boeing’s

decision to
temporarily stop production of the 737 Max aircraft and

volume declines due to the economic slowdown resulting

from COVID-19.

Partially offsetting these volume declines,

and contributing to the decrease in selling price and product mix

,

were higher shipments of
a lower priced product in the Company’s

mining business compared to the prior year.

The foreign exchange impact was primarily due
to the weakening of the Brazilian real against the U.S.

dollar described in the Americas section, above.

This segment’s operating
earnings were $79.7 million, an increase of $20.8

million or 35%

compared to 2019.

The increase in segment operating earnings
reflects the inclusion of incremental Houghton and Norman

Hay net sales, noted above, coupled with an increase in

gross margin due
to the Company’s progress

on Combination-related logistics, procurement and manufacturing cost savings initiatives, partially offset
by higher SG&A, including seven additional months of

Houghton and nine additional months of Norman Hay SG&A in the current year.
Reportable Segments Review – Comparison of 2019

with 2018
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

This segment’s operating
earnings were $47.0 million, an increase of $10.9

million or 30% compared to 2018.

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

This segment’s operating earnings
were $67.5 million, an increase of $13.8 million or 26%

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

This segment’s operating earnings

were $58.9 million, an
increase of approximately $15.9 million or 37% compared

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

In 2020, the Santa Ana Regional Water

Quality
Control Board asked that ACP conduct some additional

indoor and outdoor soil vapor testing on and near the ACP site to confirm that
ACP continues to meet the applicable local standards

and ACP has begun the testing program.

As of December 31, 2020, ACP
believes it is close to meeting the conditions for closure of the remaining groundwater treatment system, but continues to

operate this
system while in discussions with the relevant authorities.

As of December 31, 2020, the Company believes that the range of potential-
known liabilities associated with the balance of the

ACP water remediation program is approximately $0.1 million to

$1.0 million.

The low and high ends of the range are based on the

length of operation of the treatment system as determined

by groundwater
modeling.

As a result of the closing of the Combination on August

1, 2019, the Company is party to environmental matters related to certain
Houghton domestic and foreign properties currently or previously owned.

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

The site
intervention plan primarily requires the site, among

other actions, to conduct periodic monitoring for methane in soil vapors, source
zone delineation, groundwater plume delineation, bedrock

aquifer assessment, update the human health risk assessment, develop

a
current site conceptual model and conduct a remedial feasibility study and provide a revised intervention plan.

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

$5.5 million and $6.5 million as of December 31,

2020, for which $6.0
million is accrued within other accrued liabilities and

other non-current liabilities on the Company’s

Consolidated Balance Sheet as of
December 31, 2020.

Comparatively, as of

December 31, 2019, the Company had $6.6 million accrued

with respect to these matters.
The Company believes, although there can be no assurance

regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.

Approximately $0.1
million and $0.2 million were accrued as of December

31, 2020 and 2019, respectively,

to provide for such anticipated future
environmental assessments and remediation costs.
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

See Item 1A. “Risk Factors.” of this Report for additional

discussions of the current and potential risks
associated with the COVID-19 pandemic.

Except as otherwise disclosed below,

the market risks discussed below did not change
materially from December 31, 2019.

Interest Rate Risk.

The Company’s exposure

to changes in interest rates relates primarily to its borrowings under the Credit
Facility as of December 31, 2020 and 2019.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR plus an
applicable margin based upon the Company’s

consolidated net leverage ratio.

As a result of the variable interest rates applicable
under the Credit Facility,

if interest rates rise significantly,

the cost of debt to the Company could increase as

well.

This could have an
adverse effect on the Company,

depending on the extent of the Company’s

borrowings outstanding throughout a given year.

As of
December 31, 2020, the Company had outstanding borrowings

under the Credit Facility of approximately $887.1 million.

The
variable interest rate incurred on the outstanding

borrowings under the Credit Facility during the year ended

December 31, 2020 was
approximately 2.2%.

If interest rates had changed by 10% during 2020, the Company’s interest expense for the period ended
December 31, 2020 on its credit facilities, including the

Credit Facility borrowings outstanding post-closing of the Combination, would have correspondingly increased or decreased

by approximately $0.8 million.

The Credit Facility required the Company to fix its variable interest rates on at least 20% of its total Term

Loans.

In order to
satisfy this requirement as well as to manage the

Company’s exposure to variable

interest rate risk associated with the Credit Facility,
in November 2019, the Company entered into $170.0

million notional amounts of three-year interest rate swaps at a base rate of
1.64% plus an applicable margin as provided

in the Credit Facility, based on

the Company’s consolidated net

leverage ratio.

At the
time the Company entered into the swaps and as of December

31, 2020, the aggregate interest rate on the swaps, including the fixed
base rate plus an applicable margin, was 3.1%.

These interest rate swaps are designated and qualify as cash flow hedges.

The
Company has previously used derivative financial instruments primarily for the purpose of hedging exposures to fluctuations in
interest rates.

Foreign Exchange Risk
.

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

the Company’s
2020 revenues and pre-tax earnings would have correspondingly decreased or increased by approximately $78.9 million and

$7.4
million, respectively.
The Company generally does not use financial instruments

that expose it to significant risk involving foreign currency transactions.

However, the size of its non-U.S. activities

has a significant impact on reported operating results and

the attendant net
assets.

During the past three years, sales by its non-U.S.

subsidiaries accounted for approximately 60% to 70% of

its consolidated net
sales.

In addition, the Company occasionally sources inventory

among its worldwide operations.

This practice can give rise to
foreign exchange risk resulting from the varying cost of

inventory to the receiving location, as well as from the revaluation of
intercompany balances.

The Company primarily mitigates this risk through local sourcing efforts.
Commodity Price Risk
.

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

have
increased or decreased the Company’s

pre-tax earnings by approximately $14.2 million.
Credit Risk
.

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
on a consignment basis.

These practices may increase the Company’s

exposure should a bankruptcy occur and may require a write-
down or disposal of certain inventory due to its estimated obsolescence or limited marketability as well as of accounts receivable.

Customer returns of products or disputes may also result in

similar issues related to the realizability of recorded

accounts receivable or
returned inventory.

The Company recorded expense to its provision for doubtful

accounts by $3.6 million, $1.9 million and $0.5
million for the years ended December 31, 2020, 2019

and 2018, respectively.

A change of 10% to the expense recorded to the
Company’s provision

would have increased or decreased the Company’s

pre-tax earnings by $0.4 million, $0.2 million and $0.1
million for the years ended December 31, 2020, 2019

and 2018, respectively.

Item 8.

Financial Statements and Supplementary Data.
QUAKER CHEMICAL CORPORATION
INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm

44
Consolidated Statements of Income

47
Consolidated Statements of Comprehensive Income
48
Consolidated Balance Sheets

49
Consolidated Statements of Cash Flows

50
Consolidated Statements of Changes in Equity

51
Notes to Consolidated Financial Statements
52

Report of Independent Registered Public Accounting

Firm

To
the Board of Directors and Shareholders of Quaker Chemical Corporation

Opinions on the Financial Statements and Internal Control over

Financial Reporting
We have audited

the accompanying consolidated balance sheets of Quaker

Chemical Corporation and its subsidiaries (the
“Company”) as of December 31, 2020 and 2019, and the

related consolidated statements of income, of comprehensive

income, of
changes in equity and of cash flows for each of the three

years in the period ended December 31, 2020, including

the related notes
(collectively referred to as the “consolidated financial statements”).

We also have

audited the Company's internal control over
financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework

(2013) issued by
the Committee of Sponsoring Organizations

of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly,

in all material respects, the financial position of
the Company as of December 31, 2020 and 2019, and the

results of its operations and its cash flows for each of the three years in the
period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Also
in our opinion, the Company did not maintain, in all material respects, effective internal control over financial

reporting as of
December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial

reporting existed as of that date as the Company did not design and maintain
effective controls (i) in response to the risks of

material misstatement and (ii) over the review of pricing,

quantity and customer data to
verify that revenue recognized was complete and

accurate.
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

We considered

these material weaknesses in determining the nature, timing,

and extent of audit
tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness

of the Company’s
internal control over financial reporting does not affect

our opinion on those consolidated financial statements.
Change in Accounting Principle
As discussed in Note 6 to the consolidated financial statements,

the Company changed the manner in which

it accounts for leases in
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

We believe that our

audits provide a reasonable
basis for our opinions.

As described in Management’s

Report on Internal Control over Financial Reporting, management has excluded Tel

Nordic ApS and
Coral Chemical Company from its assessment of internal

control over financial reporting as of December 31, 2020,

because they were
acquired by the Company in purchase business combinations during

2020.

These excluded entities are wholly owned subsidiaries,
whose total assets represent less than 1% and approximately 2%,

respectively,

and whose total revenues each represent less than 1%,
of the related consolidated financial statement amounts

as of and for the year ended December 31, 2020.
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

Critical Audit Matters
The critical audit matter communicated below is a matter

arising from the current period audit of the consolidated financial statements
that was communicated or required to be communicated

to the audit committee and that (i) relates to accounts or disclosures that are
material to the consolidated financial statements and (ii)

involved our especially challenging, subjective, or complex judgments.

The
communication of critical audit matters does not alter

in any way our opinion on the consolidated financial statements,

taken as a whole,
and we are not, by communicating the critical audit

matter below, providing

a separate opinion on the critical audit matter or on the
accounts or disclosures to which it relates.
Houghton Trademarks and

Tradename Impairment Assessments
As described in Note 16 to the consolidated financial

statements, the Company’s consolidated

Other intangible assets, net balance was
$1,081.4

million as of December 31, 2020, and the indefinite-lived

intangible asset was $205.1 million, which substantially relates to the Houghton trademarks and tradename.

Management completes its annual indefinite-lived intangible

asset impairment test during
the fourth quarter of each year, or

more frequently if triggering events indicate a potential impairment.

An impairment exists when it
is determined that it is more likely than not that the indefinite

-lived intangible asset carrying value exceeds its fair value and is not
recoverable.

In the first quarter of 2020, as a result of the impact of COVID-19 driving a decrease in projected legacy Houghton net
sales in the current year and the impact of the current year decline on projected future legacy Houghton net sales as well as an increase
in the weighted average cost of capital (“WACC”)

assumption utilized in the quantitative impairment

assessment, the Company
concluded that the estimated fair value of the Houghton

trademarks and tradename intangible asset was less than its carrying value.

As a result, an impairment charge of $38.0

million, primarily related to the Houghton trademarks and tradename,

was recorded in the
first quarter of 2020. The Company completed its annual

impairment assessment during the fourth quarter of 2020

for the Houghton
trademarks and tradename and concluded no impairment charge

was warranted.

The determination of estimated fair value of the
Houghton trademarks and tradename is based on a relief

from royalty valuation method which requires management’s

judgment and
often involves the use of significant estimates and assumptions with respect to the WACC

and royalty rates, as well as revenue growth
rates and terminal growth rates.
The principal considerations for our determination that

performing procedures relating to the Houghton trademarks

and tradename
impairment assessments is a critical audit matter are

(i) the significant judgment by management when determining

the fair value
measurement of the Houghton trademarks and tradename;

(ii) a high degree of auditor judgment, subjectivity,

and effort in performing
procedures and evaluating

management’s significant

assumptions related to the WACC,

royalty rates, revenue growth rates and
terminal growth rates; and (iii) the audit effort

involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and

evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

These procedures included testing the effectiveness of controls relating to management’s
indefinite-lived intangible assets impairment assessments, including controls over the valuation of the Houghton trademarks and
tradename.

These procedures also included, among others (i) testing management’s process for determining the fair value estimate;
(ii) evaluating the appropriateness of the relief from

royalty valuation method; (iii) testing the completeness

and accuracy of
underlying data used in the estimate; and (iv) evaluating

the reasonableness of significant assumptions related to

the WACC,

royalty
rates, revenue growth rates and terminal growth rates.

Evaluating management’s

assumptions related to the royalty rates, revenue
growth rates and terminal growth rates involved evaluating

whether the assumptions used by management were

reasonable
considering (i) the current and past performance of the

legacy Houghton business; (ii) the consistency with external market and
industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Professionals
with specialized skill and knowledge were used to

assist in evaluating the appropriateness of the relief from

royalty valuation method
and evaluating the reasonableness   of royalty rates and the WACC.
/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2021
We have served

as the Company’s auditor since

at least 1972. We

have not been able to determine the specific year we began

serving
as auditor of the Company.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS

OF INCOME
( Dollars in thousands, except per share data )

Year

Ended December 31,

2020 2019 2018
Net sales
$
1,417,677
$
1,133,503
$
867,520
Cost of goods sold (excluding amortization expense -

See Note 16)

904,234
741,386
555,206
Gross profit
513,443
392,117
312,314
Selling, general and administrative expenses

380,752
283,828
207,872
Indefinite-lived intangible asset impairment
38,000
—
—
Restructuring and related charges

5,541
26,678
—
Combination, integration and other acquisition-related

expenses

29,790
35,477
16,661
Operating income

59,360
46,134
87,781
Other expense, net

(5,618)
(254)
(642)
Interest expense, net
(26,603)
(16,976)
(4,041)
Income before taxes and equity in net income of associated companies

27,139
28,904
83,098
Taxes on income

before equity in net income of associated companies
(5,296)
2,084
25,050
Income before equity in net income of associated companies
32,435
26,820
58,048
Equity in net income of associated companies
7,352
5,064
1,763
Net income
39,787
31,884
59,811
Less: Net income attributable to noncontrolling intere

st
129
262
338
Net income attributable to Quaker Chemical Corporation
$
39,658
$
31,622
$
59,473
Per share data:

Net income attributable to Quaker Chemical Corporatio

n

common

shareholders – basic
$
2.23
$
2.08
$
4.46
Net income attributable to Quaker Chemical Corporation

common

shareholders – diluted
$
2.22
$
2.08
$
4.45

The accompanying notes are an integral

part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
( Dollars in thousands )

Year

Ended December 31,
2020 2019 2018
Net income $
39,787
$
31,884
$
59,811
Other comprehensive income (loss), net of tax
Currency translation adjustments
41,601
4,779
(17,519)
Defined benefit retirement plans
Net gain (loss) arising during the period, other
8,827
(6,289)
1,119
Amortization of actuarial loss
2,308
2,458
2,507
Amortization of prior service gain
(69)
(151)
(84)
Current period change in fair value of derivatives
(3,278)
(320)
—
Unrealized gain (loss) on available-for-sale securities
2,091
2,093
(1,728)
Other comprehensive income (loss)
51,480
2,570
(15,705)
Comprehensive income
91,267
34,454
44,106
Less: Comprehensive income attributable to noncontrolling

interest
(37)
(287)
(248)
Comprehensive income attributable to Quaker Chemical Corporation $
91,230
$
34,167
$
43,858

The accompanying notes are an integral

part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED BALANCE

SHEETS
( Dollars in thousands, except par value and share amounts )

December 31,
2020
2019

ASSETS
Current assets
Cash and cash equivalents $
181,833
$
123,524
Accounts receivable, net

372,974
375,982
Inventories, net

187,764
174,950
Prepaid expenses and other current assets

50,156
41,516
Total current

assets

792,727

715,972
Property, plant and

equipment, net

203,883
213,469
Right of use lease assets
38,507
42,905
Goodwill
631,212
607,205
Other intangible assets, net

1,081,358
1,121,765
Investments in associated companies

95,785
93,822
Deferred tax assets

16,566
14,745
Other non-current assets

31,796
40,433
Total assets $
2,891,834
$
2,850,316

LIABILITIES AND EQUITY

Current liabilities

Short-term borrowings and current portion of long-term debt $
38,967
$
38,332
Accounts payable

191,821

164,101
Dividends payable
7,051
6,828
Accrued compensation

43,300

45,620
Accrued restructuring
8,248
18,043
Accrued pension and postretirement benefits
1,466
3,405
Other accrued liabilities

92,107

83,605
Total current

liabilities

382,960

359,934
Long-term debt

849,068

882,437
Long-term lease liabilities
27,070
31,273
Deferred tax liabilities
192,763
211,094
Non-current accrued pension and postretirement benefits
63,890
56,828
Other non-current liabilities

55,169

66,384
Total liabilities

1,570,920

1,607,950
Commitments and contingencies (Note 26)
Equity

Common stock, $
1.00

par value; authorized
30,000,000

shares; issued and outstanding

2020 –
17,850,616

shares; 2019

–
17,735,162

shares
17,851
17,735
Capital in excess of par value

905,171

888,218
Retained earnings

423,940

412,979
Accumulated other comprehensive loss

(26,598)

(78,170)
Total Quaker

shareholders’ equity

1,320,364

1,240,762
Noncontrolling interest

550
1,604
Total equity
1,320,914
1,242,366
Total liabilities and

equity
$
2,891,834
$
2,850,316

The accompanying notes are an integral

part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS

OF CASH FLOWS
( Dollars in thousands )
Year Ended

December 31,

2020 2019 2018
Cash flows from operating activities

Net income

$
39,787
$
31,884
$
59,811
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs
4,749
1,979
70
Depreciation and amortization

83,246
44,895
19,714
Equity in undistributed earnings of associated companies, net of dividends

4,862
(2,115)
2,784
Acquisition-related fair value adjustments related to inventory
229
11,714
—
Deferred income taxes
(38,281)
(24,242)
8,197
Uncertain tax positions (non-deferred portion)
1,075
958
(89)
Non-current income taxes payable
—
856
(8,181)
Deferred compensation and other, net
(471)
(6,789)
2,914
Share-based compensation

10,996
4,861
3,724
Loss (gain) on disposal of property, plant, equipment and other assets

871
(58)
(657)
Insurance settlement realized

(1,035)
(822)
(1,055)
Indefinite-lived intangible asset impairment
38,000
—
—
Gain on inactive subsidiary litigation and settlement reserve
(18,144)
—
—
Combination and other acquisition-related expenses, net of payments
860
(14,414)
2,727
Restructuring and related charges
5,541
26,678
—
Pension and other postretirement benefits

16,535
46
(1,392)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable

17,170
19,926
(2,822)
Inventories

(3,854)
10,844
(10,548)
Prepaid expenses and other current assets

927
(4,640)
(1,540)
Change in restructuring liabilities
(15,745)
(8,899)
—
Accounts payable and accrued liabilities

22,308
(8,915)
190
Estimated taxes on income
8,763
(1,373)
4,932

Net cash provided by operating activities

178,389

82,374

78,779
Cash flows from investing activities

Investments in property, plant and equipment

(17,901)
(15,545)
(12,886)
Payments related to acquisitions, net of cash acquired

(56,230)
(893,412)
(500)
Proceeds from disposition of assets
2,702
103
866
Insurance settlement interest earned

44
222
162

Net cash used in investing activities

(71,385)

(908,632)

(12,358)
Cash flows from financing activities

Payments of long-term debt
(37,615)
—
—
Proceeds from term loan debt

—
750,000
—
(Repayments) borrowings on revolving credit facilities, net

(11,485)
147,135
(21,120)
Repayments on other debt, net

(661)
(8,798)
(5,671)
Financing-related debt issuance costs
—
(23,747)
—
Dividends paid

(27,563)
(21,830)
(19,319)
Stock options exercised, other

3,867
1,370
82
Purchase of noncontrolling interest in affiliates
(1,047)
—
—
Distributions to noncontrolling affiliate shareholders
(751)
—
(877)

Net cash (used in) provided by financing activities

(75,255)

844,130

(46,905)
Effect of foreign exchange rate changes on cash

6,591
1,258
(6,141)
Net increase in cash, cash equivalents and restricted cash

38,340
19,130
13,375
Cash, cash equivalents and restricted cash at the beginning of the period

143,555
124,425
111,050
Cash, cash equivalents and restricted cash at the end of the period $
181,895
$
143,555
$
124,425
Supplemental cash flow disclosures:
Cash paid during the year for:
Income taxes, net of refunds $
20,253
$
15,499
$
19,617
Interest
23,653
19,553
2,417
Non-cash activities:
Change in accrued purchases of property, plant and equipment, net $
(1,376)
$
1,978
$
281

The accompanying notes are an integral

part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS

OF CHANGES IN EQUITY
( Dollars in thousands, except per share amounts )

Accumulated
Capital in other
Common excess of Retained comprehensive Noncontrolling
stock par value earnings loss interest Total
Balance as of December 31, 2017 $
13,308
93,528
365,936
(65,100)
1,946
$
409,618
Cumulative effect of an accounting change
—
—
(754)
—
—
(754)
Balance as of January 1, 2018
13,308
93,528
365,182
(65,100)
1,946
408,864
Net income
—
—
59,473
—
338
59,811
Amounts reported in other comprehensive loss
—
—
—
(15,615)
(90)
(15,705)
Dividends declared ($
1.465

per share)
—
—
(19,530)
—
—
(19,530)
Distributions to noncontrolling affiliate

shareholders
—
—
—
—
(877)
(877)
Shares issued upon exercise of stock options

and other
9
(432)
—
—
—
(423)
Shares issued for employee stock purchase plan
3
502
—
—
—
505
Share-based compensation plans
18
3,706
—
—
—
3,724
Balance as of December 31, 2018
13,338
97,304
405,125
(80,715)
1,317
436,369
Cumulative effect of an accounting change
—
—
(44)
—
—
(44)
Balance as of January 1, 2019
13,338
97,304
405,081
(80,715)
1,317
436,325
Net income
—
—
31,622
—
262
31,884
Amounts reported in other comprehensive income
—
—
—
2,545
25
2,570
Dividends declared ($
1.525

per share)
—
—
(23,724)
—
—
(23,724)
Shares issued related to the Combination
4,329
784,751
—
—
—
789,080
Shares issued upon exercise of stock options

and other
23
871
—
—
—
894
Shares issued for employee stock purchase plan
3
473
—
—
—
476
Share-based compensation plans
42
4,819
—
—
—
4,861
Balance as of December 31, 2019
17,735
888,218
412,979
(78,170)
1,604
1,242,366
Cumulative effect of an accounting change
—
—
(911)
—
—
(911)
Balance as of January 1, 2020
17,735
888,218
412,068
(78,170)
1,604
1,241,455
Net income
—
—
39,658
—
129
39,787
Amounts reported in other comprehensive income
—
—
—
51,572
(92)
51,480
Dividends declared ($
1.560
0 per share)
—
—
(27,786)
—
—
(27,786)
Acquisition of noncontrolling interest
—
(707)
—
—
(340)
(1,047)
Distributions to noncontrolling affiliate

shareholders
—
—
—
—
(751)
(751)
Shares issued upon exercise of stock options

and other
66
6,714
—
—
—
6,780
Share-based compensation plans
50
10,946
—
—
—
10,996
Balance as of December 31, 2020 $
17,851
$
905,171
$
423,940
$
(26,598)
$
550
$
1,320,914

The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

52
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

Investments in associated companies (less than majority-
owned and in which the Company has significant

influence) are accounted for under the equity method.

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
Translation of

foreign currency:
Assets and liabilities of non-U.S. subsidiaries and associated comp anies are translated into
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

Depreciation
is computed using the straight-line method on an individual

asset basis over the following estimated useful lives: building

s

and
improvements, 10

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

consolidation and other
related systems, approximately $2.3

million and
$2.6

million of net costs were capitalized in PP&E on the

Company’s Consolidated
Balance Sheets at December 31, 2020 and 2019, respectively.

Goodwill and other intangible assets:
The Company records goodwill, definite-lived intangible

assets and indefinite-lived
intangible assets at fair value at the date of acquisition.

Goodwill and indefinite-lived intangible assets are not amortized but tested for
impairment at least annually.

These tests will be performed more frequently if triggering

events indicate potential impairment.
Definite-lived intangible assets are amortized on a straight

-line basis over their estimated useful lives, generally for periods ranging from 4

to
20

years.

The Company continually evaluates the reasonableness of

the useful lives of these assets, consistent with the
discussion of long-lived assets, above.

See Note 16 of Notes to Consolidated Financial Statements.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

53
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

See Note 5 of Notes to Consolidated
Financial Statements.

Accounts receivable and allowance for doubtful

accounts:
Trade accounts receivable subject the Company

to credit risk.

Trade accounts receivable are recorded

at the invoiced amount and generally do not bear interest.

The allowance for doubtful
accounts is the Company’s

best estimate of the amount of expected credit losses with its existing accounts receivable.

The Company
adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic   326): Measurement of Credit   Losses on Financial Instruments on
a modified retrospective basis, effective January

1, 2020.

See Note 3 of Notes to the Consolidated Financial Statements.
The Company recognizes an allowance for credit losses, which represents the portion of the receivable that the Company does not
expect to collect over its contractual life, considering

past events and reasonable and supportable forecasts of

future economic
conditions.

The Company’s allowance for

credit losses on its trade accounts receivable is based on specific collectability facts and
circumstances for each outstanding receivable and customer,

the aging of outstanding receivables, and the associated

collection risk
the Company estimates for certain past due aging categories,

and also, the general risk to all outstanding accounts receivable based on
historical amounts determined to be uncollectible.

The Company does not have any off-balance-sheet credit

exposure related to its
customers.

See Note 13 of Notes to Consolidated Financial Statements.

Research and development costs

Research and development costs are expensed as incurred

and are included in selling, general
and administrative expenses (“SG&A”).

Research and development expenses were
$40.0

million,
$32.1

million and
$24.5

million for
the years ended December 31, 2020, 2019 and 2018,

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
analysis.

As of December 31, 2020 and 2019, the Company

had limited exposure to such obligations and had immaterial

liabilities
recorded for such on its Consolidated Balance Sheets.

Pension and o
ther postretirement benefits:
The Company maintains various noncontributory retirement

plans, covering a
portion of its employees in the U.S. and certain other

countries, including the Netherlands, the United Kingdom

(“U.K.”), Mexico,
Sweden, Germany and France.

These retirement plans are subject to the provisions of FASB’s guidance regarding employers’
accounting for defined benefit pension plans.

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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

54
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

For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest

amount of benefit that is greater than
50 % likely of being realized upon
ultimate settlement in the financial statements.

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

The Company recognizes

interest and/or penalties related to income tax matters in
income tax expense.

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

The Company currently intends to reinvest its future undistributed earnings of non-U.S. subsidiaries to
support working capital needs and certain other growth

initiatives of those subsidiaries.

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

See Note 10 of Notes to Consolidated Financial Statements.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

55
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
2020 and 2019,

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

but not to exceed
seven years

from the date of grant.

Restricted stock awards and restricted stock units
issued under the LTIP

program are subject to time vesting generally over a
one

to
three-year

period.

In addition, as part of the
Company’s Annual Incentive

Plan, nonvested shares may be issued to key employees,

which generally would vest over a
two

to
five -
year period.

In addition, while the FASB’s

guidance permits the Company to make an accounting

policy election to account for forfeitures as
they occur for service condition aspects of certain share-based awards, the Company has decided not to elect this accounting policy
and instead has elected to continue utilizing a forfeiture

rate assumption.

Based on historical experience, the Company has assumed a
forfeiture rate of 13
% on certain of its nonvested stock awards.

The Company will record additional expense if the actual forfeiture rate is lower than estimated and will record a recovery

of prior expense if the actual forfeiture is higher than

estimated.

The Company also issues performance-dependent

stock awards as a component of its LTIP.

The fair value of the performance-
dependent stock awards is based on their grant-date market

value adjusted for the likelihood of attaining certain pre

-determined
performance goals and is calculated by utilizing a Monte Carlo

Simulation model.

Compensation expense is recognized on a straight-
line basis over the vesting period, generally three years .
See Note 8 of the Notes to Consolidated Financial Statements.

Earnings per share:
The Company follows the FASB’s

guidance regarding the calculation of earnings per

share for nonvested
stock awards with rights to non-forfeitable dividends.

The guidance requires nonvested stock awards with rights to

non-forfeitable
dividends to be included as part of the basic weighted

average share calculation under the two-class method.

See Note 11 of Notes to
Consolidated Financial Statements.

Segments:
The Company’s reportable

segments reflect the structure of the Company’s

internal organization, the method by
which the Company’s resources

are allocated and the manner by which the Company

and the chief operating decision maker assess its
performance
.

See Note 4 of Notes to Consolidated Financial Statements.

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

Statements of Income.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

56
Venezuela’s

economy has been considered hyper-inflationary

under U.S. GAAP since 2010.

The Company has a
50
% equity
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
equity method.

As of December 31, 2020 and 2019, the Company had
no

remaining carrying value for its investment in Kelko
Venezuela.

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

As of, and
for the year ended December 31, 2020, the Company's Argentine subsidiaries represented less than
1
% of the Company’s consolidated
total assets and net sales, respectively.

During the years ended December 31, 2020, 2019 and 2018, the Company recorded $0.4 million, $1.0 million, and $0.7 million, respectively, of remeasurement losses associated with the applicable currency conversions related to Venezuela and Argentina.

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
3
% of the combined company’s

net sales.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

57
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
Accounts receivable
178,922
—
178,922
Inventories
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
—
$
797,564
(1) As previously disclosed in the Company’s

2019 Form 10-K.
During 2020, the allocation of the purchase price for

the Combination was finalized and the
one-year

measurement period has
ended.

Houghton assets acquired and liabilities assumed were assigned to each of the Company’s reportable

segments on a specific
identification or allocated basis, as applicable.

Prior to finalizing the purchase price allocation, certain measurement period
adjustments were recorded during 2020 related primarily

to increasing the valuation allowances against the deferred

tax assets
associated with foreign tax credits acquired as part of

the Combination as additional information became available and was used to

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

58
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

Combination in certain countries.

The Company allocated $
1,028.4

million of the purchase price to intangible assets, including certain measurement period
adjustments, comprised of $
242.0

million of trademarks and tradename, to which management has assigned indefinite lives; $
677.3
million of customer relationships, to be amortized over
15

to
18

years; and $
109.1

million of existing product technology,

to be
amortized over
20

years.

In addition, the Company recorded $
499.5

million of goodwill, including measurement period adjustments, related to expected value not allocated to other acquired

assets, none of which will be tax deductible.

See Note 16 of Notes to
Consolidated Financial Statements.

Factors contributing to the purchase price that resulted in

goodwill included the acquisition of
management, business processes and personnel that

will allow Quaker Houghton to better serve its customers.

The expanded portfolio
is expected to generate significant cross-selling opportunities and allow further expansion into certain emerging

growth markets.

Commencing August 1, 2019, the Company’s

Consolidated Statements of Income included the results of

Houghton.

Net sales of
Houghton subsequent to closing of the Combination and included in the Company’s Consolidated

Statements of Income for the year
ended December 31, 2019 were $
299.8

million.

The following unaudited pro forma consolidated financial information has been
prepared as if the Combination had taken place

on January 1, 2018.

The unaudited pro forma results include certain adjustments to each company’s historical

actual results, including: (i) additional depreciation and amort ization expense based on the initial estimates
of fair value step up and estimated useful lives of depreciable fixed assets, definite-lived intangible assets and investment in associated
companies acquired; (ii) adoption of required accounting

guidance and alignment of related accounting policies, (iii)

elimination of
transactions between Legacy Quaker and Houghton;

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

These costs have been presented in the unaudited pro forma

table below as these
costs on a pro forma basis were incurred during the year

ended December 31, 2018.

Unaudited pro forma results are not necessarily
indicative of the results that would have occurred if the

acquisition had occurred on the date indicated, or that may result in the future
for various reasons, including the potential impact of revenue and cost synergies on the business.
For the years ending
Unaudited Pro Forma

December 31,
(as if the Combination occurred on

January 1, 2018)
2019 2018
Net sales $
1,562,427
$
1,654,588
Net income attributable to Quaker Chemical Corporation
94,537
35,337
Combination,

integration and other acquisition-related expenses have been and are expected to continue to be significant.

The
Company incurred total costs of $
30.3

million, $
38.0

million and $
19.5

million for the years ended December 31, 2020, 2019 and
2018

related to the Combination,

integration and other acquisition-related activities.

These costs included certain legal, financial and
other advisory

and consultant costs related to due diligence, regulatory approvals and closing the Combination,

as well as integration
planning and post-closing integration activities including

internal control readiness and remediation.

These costs also include interest
costs to maintain the bank commitment (“ticking fees”)

for the Combination during each of the years ended December

31, 2019 and
2018,

accelerated depreciation charges during the year

s

ended December 31, 2020 and 2019, a loss on the sale of a held-for-sale asset
during the year ended December 31, 2020, and a gain

on the sale of a held-for-sale asset during the year ended

December 31, 2018.

As of December 31, 2020 and 2019, the Company

had current liabilities related to the Combination and other acquisition-related activities of $
7.5

million and $
6.6

million, respectively,

primarily recorded within other accrued liabilities on its Consolidated

Balance
Sheets.
Norman Hay
In October 2019
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

The acquired Norman Hay assets and liabilities were

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

59
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
Accounts receivable
15,471
—
15,471
Inventories
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
During 2020, the allocation of the purchase price for

Norman Hay was finalized and the
one-year

measurement period has ended.

The Company allocated $
51.1

million of the purchase price to intangible assets, comprised of $
36.9

million of customer relationships,
to be amortized over
13

to
17

years; $
7.5

million of existing product technology,

to be amortized over
20

years; $
6.3

million of
trademarks, to be amortized over
16

to
17

years; and $
0.4

million of non-compete agreements, to be amortized over
2

to
11

years.

In
addition, the Company recorded $
29.3

million of goodwill related to expected value not allocated to other acquired assets, none of
which will be tax deductible.

Factors contributing to the purchase price that resulted

in goodwill included the acquisition of
management, business processes and personnel that

will allow Quaker Houghton to better serve its customers.

The results of operations of Norman Hay are included

in the Consolidated Statements of Income as of October 1, 2019.

Transaction expenses associated with

this acquisition are included in Combination,

integration and other acquisition-related expenses
in the Company’s Consolidated

Statements of Income.

Certain pro forma and other information is not presented, as the operations of
Norman Hay are not considered material to the overall

operations of the Company for the periods presented.
Coral Chemical Company
In December 2020 , the Company completed its acquisition of
Coral Chemical Company

(“Coral”), a privately held, U.S.-based
provider of metal finishing fluid solutions.

The acquisition provides

technical expertise and product solutions for pre-treatment, metalworking and wastewater treatment applications

to the beverage cans and general industrial end markets.

The acquired Coral
assets and liabilities were assigned to the Americas and Global

Specialty Businesses reportable segments.

The original purchase price
was approximately $
54.1

million, subject to routine and customary post-closing adjustments related to working capital and net
indebtedness levels.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

60
The following table presents the preliminary estimated fair

values of Coral net assets acquired:
December 22,
2020
Cash and cash equivalents $
958
Accounts receivable
8,473
Inventories
4,527
Prepaid expenses and other assets
181
Property, plant and

equipment
10,467
Intangible assets
30,300
Goodwill
2,814
Total assets purchased
57,720
Long-term debt included current portions
183
Accounts payable, accrued expenses and other accrued liabilities
3,482
Total liabilities assumed
3,665
Total consideration

paid for Coral
54,055
Less: cash acquired
958
Net cash paid for Coral $
53,097
The Company allocated $
30.3

million of the purchase price to intangible assets, comprised of $
22.0

million of customer
relationships, to be amortized over
21

to
24

years; $
4.7

million of existing product technology,

to be amortized over
14

to
15

years;
$
3.6

million of trademarks, to be amortized over
17

years.

In addition, the Company recorded $
2.8

million of goodwill related to
expected value not allocated to other acquired assets, none

of which will be tax deductible.

Factors contributing to the purchase price
that resulted in goodwill included the acquisition of

management, business processes and personnel that will

allow Quaker Houghton
to better serve its customers.

As of December 31, 2020, the allocation of the purchase

price for Coral has not been finalized and the
one-year

measurement
period has not ended.

Further adjustments may be necessary as a result of the

Company’s on-going assessment of

additional
information related to the fair value of assets acquired

and liabilities assumed.

The preliminary purchase price allocations are based
upon the valuation of assets and these estimates and assumptions are subject to change as the Company obtains additional information during the measurement period.

These assets pending finalization include fixed assets and intangible assets which could also result in
adjustments to goodwill.

The results of operations of Coral subsequent to the

acquisition date are included in the Consolidated Statements of

Income as of
December 31, 2020.

Transaction expenses associated with this acquisition

are included in Combination,

integration and other
acquisition-related expenses in the Company’s

Consolidated Statements of Income.

Certain pro forma and other information is not
presented, as the operations of Coral are not considered

material to the overall operations of the Company for the

periods presented.
Other Acquisitions
In February 2021, the Company acquired certain assets related to tin-plating solutions in the steel end market for approximately
$
25

million.

The results of operations of the acquired assets are not

included in the Consolidated Statements of Income, because the date of closing was after December 31, 2020.

Transaction expenses associated with this acquisition

that were incurred during the year
ended December 31, 2020 are included in Combination,

integration and other acquisition-related expenses in the Company’s
Consolidated Statements of Income.

A preliminary purchase price allocation of assets acquired

and liabilities assumed has not been
presented as that information is not available as of

the date of these Consolidated Financial Statements.
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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

61
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
amortized over
10

years.

In accordance with the terms of the applicable purchase agreement,

$
0.5

million of the purchase price was
paid at signing, and the remaining $
0.5

million of the purchase price was paid during the first quarter of 2019.
Note 3 – Recently Issued Accounting Standards
Recently Issued Accounting Standards

Adopted
The FASB issued

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

As of December 31, 2020,

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
software.

The guidance within this accounting standard update is effective for annual periods beginning after December 15, 2019 and
should be applied either retrospectively or prospec

tively to all implementation costs incurred after the date of adoption.

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

The amendments in this ASU remove disclosures that are

no longer considered
cost beneficial, clarify the specific requirements of certain disclosures, and add new disclosure requirements as relevant.

The
guidance within this accounting standard update

is effective for annual periods beginning after December

15, 2019, and should be
applied retrospectively to all periods presented.

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

The Company adopted
the guidance in this accounting standard update, including

all applicable subsequent updates to this accounting guidance, as required, on a modified retrospective basis, effective January

1, 2020.

Adoption did not have a material impact to the Company’s

financial
statements as expected.

However, as a result of this adoption,

the Company recorded a cumulative effect of

accounting change that

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

62
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

See Note 13 of Notes to the Consolidated Financial
Statements.
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

Early adoption is
permitted.

The Company will adopt this standard, as required, on a prospective basis, effective January 1, 2021, and does not expect
adoption to have an impact to its financial statements.
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

Early
adoption is permitted.

The Company will adopt this standard, as required, effective

January 1, 2021, and is currently evaluating its
implementation and any potential adoption impact.
Note 4 – Business Segments
The Company’s operating

segments, which are consistent with its reportable segments,

reflect the structure of the Company’s
internal organization, the method by which

the Company’s resources are allocated

and the manner by which the chief operating
decision

maker assess the Company’s

performance.

During the third quarter of 2019 and in connection with the

Combination, the
Company reorganized its executive management

team to align with its new business structure, which reflects the method by which the
chief operating decision maker assesses the Company’s

performance and allocates its resources.

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

Segment operating earnings for each of the
Company’s reportable

segments are comprised of the segment’s

net sales less directly related

COGS and SG&A.

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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

63
The following tables present information about the performance of the Company’s reportable segments

for the years ended
December 31, 2020, 2019 and 2018.

Certain immaterial reclassifications within the segment disclosures for the years ended
December 31, 2019 and 2018 have been made to conform with

the Company’s current customer

industry segmentation.
2020 2019 2018
Net sales

Americas $
450,161
$
392,121
$
297,601
EMEA

383,187

285,570

216,984
Asia/Pacific
315,299
247,839
192,502
Global Specialty Businesses
269,030
207,973
160,433
Total

net sales
$
1,417,677
$
1,133,503
$
867,520

2020 2019 2018
Segment operating earnings
Americas $
96,379
$
78,297
$
62,686
EMEA

69,163

47,014

36,119
Asia/Pacific
88,356
67,512
53,739
Global Specialty Businesses
79,690
58,881
42,931
Total

segment operating earnings
333,588
251,704
195,475
Combination, integration and other acquisition-related

expenses
(29,790)
(35,477)
(16,661)
Restructuring and related charges
(5,541)
(26,678)
—
Fair value step up of inventory sold
(226)
(11,714)
—
Indefinite-lived intangible asset impairment
(38,000)
—
—
Non-operating and administrative expenses
(143,202)
(104,572)
(83,515)
Depreciation of corporate assets and amortization
(57,469)
(27,129)
(7,518)
Operating income
59,360
46,134
87,781
Other expense, net
(5,618)
(254)
(642)
Interest expense, net
(26,603)
(16,976)
(4,041)
Income before taxes and equity in net income

of
associated companies
$
27,139
$
28,904
$
83,098
The following tables present information regarding the

Company’s reportable segments’

assets and long-lived assets, including
certain identifiable assets as well as an allocation of

shared assets, of December 31, 2020, 2019 and 2018:
2020 2019 2018
Segment assets
Americas $
969,551
$
926,122
$
180,037
EMEA
697,821
688,663
149,984
Asia/Pacific
713,004
685,476
205,424
Global Specialty Businesses
511,458
550,055
174,220
Total segment assets $
2,891,834
$
2,850,316
$
709,665

2020 2019 2018
Segment long-lived assets
Americas $
122,302
$
139,170
$
60,745
EMEA
69,344
56,108
23,383
Asia/Pacific
119,233
126,166
26,217
Global Specialty Businesses
59,091
69,184
26,949
Total segment long-lived

assets
$
369,970
$
390,628
$
137,294

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

64
The following tables present information regarding the

Company’s reportable segments’

capital expenditures and depreciation for
identifiable assets for the years ended December 31,

2020, 2019 and 2018:
2020 2019 2018
Capital expenditures
Americas $
6,451
$
6,404
$
3,401
EMEA
3,844
3,263
2,081
Asia/Pacific
5,688
3,857
6,059
Global Specialty Businesses
1,918
2,021
1,345
Total segment capital

expenditures
$
17,901
$
15,545
$
12,886

2020 2019 2018
Depreciation
Americas $
12,322
$
7,500
$
4,225
EMEA
6,813
4,560
3,434
Asia/Pacific
4,672
3,458
2,552
Global Specialty Businesses
3,544
2,248
1,985
Total segment depreciation $
27,351
$
17,766
$
12,196
During the years ended December 31, 2020, 2019 and 2018,

the Company had approximately
$963.2

million,
$719.8

million and
$534.6

million of net sales, respectively,

attributable to non-U.S. operations.

As of December 31, 2020, 2019 and 2018, the Company
had approximately $176.6

million,
$174.4

million and
$60.8

million of long-lived assets, respectively,

attributable to non-U.S.
operations.
Inter-segment revenue for the years ended December

31, 2020, 2019 and 2018 was
$9.1

million,
$7.3

million and
$8.3

million for
Americas, $22.0

million,
$20.3

million and
$21.9

million for EMEA,
$0.6

million,
$0.2

million and
$0.5

million for Asia/Pacific and
$4.7

million,
$5.4

million and
$5.3

million for Global Specialty Businesses, respectively.

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

The Company’s employees typic

ally visit the plants of customers
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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

65
the Company for ordering the goods.

In determining whether the Company is acting as a principal

or an agent in each arrangement,
the Company considers whether it is primarily responsible

for the obligation to provide the specified good, has inventory risk before
the specified good has been transferred to the customer

and has discretion in establishing the prices for the specified goods.

The
Company transferred third-party products under arrangements

resulting in net reporting of $
42.5

million, $
48.0

million and $
47.1
million for the years ended December 31, 2020,

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
2020,

the Company’s five largest

customers (each composed of multiple subsidiaries or

divisions with semiautonomous purchasing
authority) accounted for approximately
10
% of consolidated net sales, with its largest customer accounting for approximately
3
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

Company will
collect the consideration to which it will be entitled in

exchange for the goods or services that will be transferr

ed to the customer.

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
or the customer has accepted the asset.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

66
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
Other Considerations
The Company does not have standard payment terms for

all customers, however the Company’s

general payment terms require
customers to pay for products or services provided after

the performance obligation is satisfied.

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

The Company does not adjust the promised amount of consideration for the
effects of a significant financing compon

ent as the Company expects, at contract inception, that the

period between when the
Company transfers a promised good or service to the

customer and when the customer pays for that good or service will be one year or
less.

In addition, the Company expenses

costs to obtain a contract as incurred when the expected

period of benefit, and therefore the
amortization period, is one year or less.

In addition, the Company excludes from the measurement of

the transaction price all taxes
assessed by a governmental authority that are both imposed

on and concurrent with a specific revenue-producing

transaction and
collected by the entity from a customer,

including sales, use, value added, excise and various other taxes.

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

The Company had no material
contract assets recorded on its Consolidated Balance Sheets

as of December 31, 2020 and 2019.

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

Consolidated Balance Sheets.

The Company had approximately $
4.0
million and $
2.2

million of deferred revenue as of December 31, 2020 and 2019,

respectively.

During the years ended December 31,
2020 and 2019,

respectively, the Company satisfied

all of the associated performance obligations and recognized into revenue the
advance payments received and recorded as of December

31, 2020, 2019 and 2018, respectively.
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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

67
The following tables present disaggregated information

regarding the Company’s net

sales, first by major product lines that
represent more than 10% of the Company’s

consolidated net sales for any of the years ended December

31, 2020, 2019 and 2018,

and
followed then by a disaggregation of the Company’s

net sales by segment, geographic region, customer industry,

and timing of
revenue recognized for the years ended December 31, 2020,

2019 and 2018.
2020 2019 2018
Metal removal fluids
23.9
%
19.9
%
15.4
%
Rolling lubricants
21.8
%
21.9
%
25.5
%
Hydraulic fluids
13.3
%
13.0
%
13.0
%

Net sales for the year ending December 31, 2020
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
163,135
$
107,880
$
168,096
$
439,111
Metalworking and other
287,026
275,307
147,203
709,536
450,161
383,187
315,299
1,148,647
Global Specialty Businesses
154,796
68,164
46,070
269,030
$
604,957
$
451,351
$
361,369
$
1,417,677
Timing of Revenue Recognized
Product sales at a point in time
$
580,663
$
434,549
$
352,917
$
1,368,129
Services transferred over time
24,294
16,802
8,452
49,548
$
604,957
$
451,351
$
361,369
$
1,417,677

Net sales for the year ending December 31, 2019
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
171,784
$
100,605
$
141,870
$
414,259
Metalworking and other
220,337
184,965
105,969
511,271
392,121
285,570
247,839
925,530
Global Specialty Businesses
149,428
30,115
28,430
207,973
$
541,549
$
315,685
$
276,269
$
1,133,503
Timing of Revenue Recognized
Product sales at a point in time
$
525,802
$
310,274
$
269,228
$
1,105,304
Services transferred over time
15,747
5,411
7,041
28,199
$
541,549
$
315,685
$
276,269
$
1,133,503

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

68
Net sales for the year ending December 31, 2018
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
164,263
$
101,028
$
120,627
$
385,918
Metalworking and other
133,338
115,956
71,875
321,169
297,601
216,984
192,502
707,087
Global Specialty Businesses
122,165
16,613
21,655
160,433
$
419,766
$
233,597
$
214,157
$
867,520
Timing of Revenue Recognized
Product sales at a point in time
$
408,402
$
233,372
$
206,112
$
847,886
Services transferred over time
11,364
225
8,045
19,634
$
419,766
$
233,597
$
214,157
$
867,520
Note 6 – Leases
As previously disclosed in the Company’s

2019 Form 10-K, during 2019, the Company adopted, as required,

an accounting
standard update regarding the accounting and disclosure

for leases which changed the manner in which it accounts for leases effective
January 1, 2019.

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

Lease expense for variable leases and short-
term leases is recognized when the obligation is incurred.
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

Operating leases are included in
right of use lease assets , other current
liabilities and long-term lease liabilities

on the Consolidated Balance Sheet.

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

Operating lease expense for the years ended
December 31, 2020 and 2019 was $
14.2

million and $
9.4

million, respectively.

Short-term lease expense for the years ended
December 31, 2020 and 2019 was $
1.3

million and $
1.5

million, respectively.

The Company has
no

material variable lease costs or
sublease income for the years ended December 31,

2020 and 2019.

Cash paid for operating leases during the years ended December

31, 2020 and 2019 was $
14.1

million and $
9.2

million,
respectively.

The Company recorded new right of use lease assets and associated lease liabilities of $
6.9

million during the year
ended December 31, 2020.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

69
Supplemental balance sheet information related to the Company’s leases is as follows:
December 31, December 31,
2020 2019
Right of use lease assets $
38,507
$
42,905
Other accrued liabilities
10,901
11,177
Long-term lease liabilities
27,070
31,273
Total operating

lease liabilities
$
37,971
$
42,450
Weighted average

remaining lease term (years)
6.0
6.2
Weighted average

discount rate
4.20%
4.21%
Maturities of operating lease liabilities as of December

31, 2020 were as follows:
December 31,
2020
For the year ended December 31, 2021 $
12,342
For the year ended December 31, 2022
8,395
For the year ended December 31, 2023
6,220
For the year ended December 31, 2024
4,610
For the year ended December 31, 2025
3,836
For the year ended December 31, 2026 and beyond
8,141
Total lease payments
43,544
Less: imputed interest
(5,573)
Present value of lease liabilities $
37,971
Note 7 – Restructuring and Related Activities
The Company’s management

approved a global restructuring plan (the “QH Program”)

as part of its plan to realize certain cost
synergies associated with the Combination

in the third quarter of 2019.

The QH Program includes restructuring and associated
severance costs to reduce total headcount by approximately
350

people globally, as well as plans

for the closure of certain
manufacturing and non-manufacturing facilities.

The exact timing and total costs associated with the QH Program will depend on a
number of factors and is subject to change; however,

the Company currently expects reduction in headcount and

site closures to
continue to occur into 2021 under the QH Program

and estimates that anticipated cost synergies realized from

the QH Program will
approximate one-times the restructuring costs incurred.

Employee separation benefits will vary depending on local

regulations within
certain foreign countries and will include severance

and other benefits.
All costs incurred to date relate to severance costs to reduce headcount as well as costs to close certain facilities and are recorded
in restructuring and related charges in the

Company’s Consolidated Statements of

Income.

As described in Note 4 of Notes to
Consolidated Financial Statements, restructuring and

related charges are not included in the Company’s

calculation of reportable
segments’ measure of operating earnings and therefore

these costs are not reviewed by or recorded to reportable segments.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

70
Activity in the Company’s

accrual for restructuring under the QH Program for the years ended

December 31, 2020 and 2019 is as
follows:
QH Program
Accrued restructuring as of December 31, 2018
$
-
Restructuring and related charges
26,678
Cash payments
(8,899)
Currency translation adjustments
264
Accrued restructuring as of December 31, 2019
18,043
Restructuring and related charges
5,541
Cash payments
(15,745)
Currency translation adjustments
409
Accrued restructuring as of December 31, 2020
$
8,248
In connection with the plans for closure of certain

manufacturing and non-manufacturing facilities, the Company

made a decision
to make available for sale certain facilities.

During the fourth quarter of 2020, certain of these facilities were sold and the Company
recognized a loss on disposal of approximately $
0.6

million included within other expense, net on the Consolidated

Statement of
Income.

Additionally, certain

buildings and land with an aggregate book value of

approximately $
10.0

million continues to be held-
for-sale as of December 31, 2020 and are

recorded in other current assets on the Company’s

Consolidated Balance Sheet.

Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Consolidated Statements

of Income for the years
ended December 31, 2020, 2019 and 2018:

2020 2019 2018
Stock options
$
1,491
$
1,448
$
1,053
Non-vested stock awards and restricted stock units
5,012
3,206
2,459
Non-elective and elective 401(k) matching contribution in

stock
3,112
—
—
Employee stock purchase plan
—
84
89
Director stock ownership plan
541
123
123
Performance stock units
840
—
—
Annual incentive plan (1)
—
—
—
Total share-based

compensation expense
$
10,996
$
4,861
$
3,724
(1) Refer to the section entitled Annual Incentive Plan

below for additional information.
Share-based compensation expense is recorded in SG&A,

except for $
1.5

million, $
0.9

million and $
0.1

million during the years
ended December 31, 2020,

2019 and 2018,

respectively, recorded

within Combination,

integration and other acquisition-related
expenses.

The increase in total share-based compensation expense for

the year ended December 31, 2020 includes performance stock
units and non-elective and elective 401(k) matching

contributions in stock as components of share-based compensation beginning in
2020, described further below.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

71
Stock Options
Stock option activity under all plans is as follows:
Weighted

Weighted
Average Average
Exercise

Remaining Aggregate
Number of
Price

Contractual Intrinsic
Options (per option)
Term

(years)
Value
Options outstanding as of January 1, 2020
144,412
$
137.15
Options granted
49,115
136.64
Options exercised
(83,191)
128.42
Options outstanding as of December 31, 2020
110,336
$
143.51
5.2
$
12,015
Options expected to vest after December 31, 2020
92,890
$
144.86
5.6
$
9,990
Options exercisable as of December 31, 2020
17,446
$
136.32
3.4
$
2,025
The total intrinsic value of options exercised during the years ended

December 31, 2020, 2019 and 2018 was approximately
$6.5

million, $2.5

million and
$2.0

million, respectively.

Intrinsic value is calculated as the difference between

the current market price of
the underlying security and the strike price of a related

option.

A summary of the Company’s

outstanding stock options as of December 31, 2020 is as follows:
Weighted
Average Weighted Weighted
Number Remaining Average Number Average
Range of of Options Contractual Exercise Price of Options Exercise Price
Exercise Prices Outstanding
Term

(years)
(per option) Exercisable (per option)
$
70.01

- $
80.00

2,133
1.0
$
72.12
2,133
$
72.12
$
80.01

- $
90.00

1,309
1.0
87.30
1,309
87.30
$
90.01

- $
130.00

—
—
—
—
—
$
130.01

- $
140.00

51,732
6.0
136.54
2,617
134.60
$
140.01

- $
150.00

—
—
—
—
—
$
150.01

- $
160.00

55,162
4.8
154.14
11,387
154.37
110,336
5.2
143.51
17,446
136.32
As of December 31, 2020, unrecognized compensation expense

related to options granted in 2020, 2019 and 2018 was
$1.2
million, $0.3

million and less than
$0.1

million, respectively, to be

recognized over a weighted average period of
1.9

years.
The Company granted stock options under its LTIP

plan that are subject only to time vesting generally over a

three-year period
during 2020,

2019,

2018 and 2017.

For the purposes of determining the fair value of stock option awards, the Company uses the
Black-Scholes option pricing model and the assumptions

set forth in the table below:

2020 2019 2018 2017
Number of stock options granted
49,115
51,610
35,842
42,477
Dividend yield
0.99
%
1.12
%
1.37
%
1.49
%
Expected volatility
31.57
%
26.29
%
24.73
%
25.52
%
Risk-free interest rate
0.36
%
1.52
%
2.54
%
1.67
%
Expected term (years)
4.0
4.0
4.0
4.0

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

72
The fair value of these options is being amortized on a

straight-line basis over the respective vesting period of each award.

The
compensation expense recorded on each award during

the years ended December 31, 2020, 2019 and 2018, respectively,

is as follows:

2020 2019 2018
2020 Stock option awards
$
385
$
—
$
—
2019 Stock option awards
698
665
—
2018 Stock option awards
357
364
310
2017 Stock option awards
51
369
367
Restricted Stock Awards
Activity of non-vested restricted stock awards granted

under the Company’s LTIP

plan is shown below:
Number of
Weighted Average

Grant

Shares
Date Fair Value

(per share)
Nonvested awards, December 31, 2019
64,500
$
152.67

Granted
28,244
145.63

Vested
(19,195)
148.15

Forfeited
(1,781)
150.27

Nonvested awards, December 31, 2020
71,768
$
151.17

The fair value of the non-vested stock is based on the trading price of the Company’s

common stock on the date of grant.

The
Company adjusts the grant date fair value for expected

forfeitures based on historical experience for similar

awards.

As of December
31, 2020, unrecognized compensation expense related to

these awards was
$4.7

million, to be recognized over a weighted average
remaining period of
1.6

years.
Restricted Stock Units
Activity of non-vested restricted stock units granted under

the Company’s LTIP

plan is shown below:
Number of
Weighted Average

Grant

Units
Date Fair Value

(per unit)
Nonvested awards, December 31, 2019
8,655
$
152.09

Granted
6,030
141.65

Vested
(1,791)
141.92

Forfeited
(2,049)
153.50

Nonvested awards, December 31, 2020
10,845
$
147.70

The fair value of the non-vested restricted stock units is based on the trading price of the Company’s

common stock on the date of
grant.

The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.

As of
December 31, 2020, unrecognized compensation expense

related to these awards was
$0.8

million, to be recognized over a weighted
average remaining period of
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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

73
As of December 31, 2020, the Company estimates that it will issue approximately
20,000

fully vested shares as of the settlement
date of the award based on the conditions of the

PSUs and Company’s closing

stock price on December 31, 2020.

As of December
31, 2020, there was approximately $
2.5

million of total unrecognized compensation cost related to PSUs which the Company expects
to recognize over a weighted-average period of
2.2

years.
Annual Incentive Plan
The Company maintains an Annual Incentive Plan

(“AIP”), which may be settled in cash or a certain number of shares subject to
performance-based and time-based vesting conditions.

As previously disclosed within the Company’s

Form 10-Q for the first three
quarters of 2020, it was the Company’s

intention at that time to settle the 2020 AIP in shares, and therefore, expense associated with
the AIP in 2020 was recorded as a component of share

-based compensation expense during the first nine months of 2020.

In the fourth quarter of 2020, the Company determined

that it would settle the current year AIP in cash.

Therefore, the share-
based compensation associated with the AIP during

the year ended December 31, 2020 was reclassified from a

component of share-
based compensation expense to incentive compensation.

This determination and conclusion had no impact on

the classification of
AIP expense within the Company’s

Consolidated Statement of Income for the year ended December

31, 2020 as both are a component
of SG&A.

As a result of the change, there was an immaterial impact

on the Company’s calculation

of diluted earnings per share for the year
ended December 31, 2020 as the Company no longer considers

the estimated number of shares related to a hypothetical

AIP
settlement in shares as a component of its diluted earnings

per share calculation.

In addition, there was no impact on the Company’s

Consolidated Balance Sheet as of December 31, 2020, as the

AIP was and
continues to be classified as a liability and included within accrued compensation.

Similarly, there was a

reclassification on the
Company’s Consolidated

Statement of Cash Flow between lines within Net cash provided by operating activities in the fourth quarter
of 2020.

The expected cash flow impact of the AIP settled in cash is presented as a component of accounts payable and accrued
liabilities for the year ended December 31, 2020.

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

For
the year ended December 31, 2020, total contributions

were $
3.1

million.
Employee Stock Purchase Plan
In 2000, the Board adopted an Employee Stock Purchase

Plan (“ESPP”) whereby employees may purchase Company stock
through a payroll deduction plan.

Purchases were made from the plan and credited to each

participant’s account on

the last day of
each calendar month in which the organized

securities trading markets in the U.S. were open for business (the

“Investment Date”).

The purchase price of the stock was
85
% of the fair market value on the Investment Date.

The plan was compensatory,

and the
15
%
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
400
% of the annual cash retainer
for the applicable calendar year,

divided by the average of the closing price of a share of

Quaker Common Stock as reported by the
composite tape of the New York

Stock Exchange for the previous calendar year (the “Threshold Amount”),

is required to receive
75
%
of the annual cash retainer in Quaker common stock and
25
% of the retainer in cash, unless the director elects to receive a greater
percentage of Quaker common stock, up to
100
% of the annual cash retainer for the applicable year.

Each director who owns more
than the Threshold Amount may elect to receive

common stock in payment of a percentage (up to
100
%) of the annual cash retainer.

The annual retainer is $
0.1

million and the retainer payment date is June 1.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

74
Note 9 – Other Expense, net
Other expense, net, for the years ended December 31, 2020,

2019 and 2018 are as follows:
2020 2019 2018
Income from third party license fees $
999
$
1,035
$
862
Foreign exchange (losses) gains, net
(6,082)
223
(807)
(Loss) gain on fixed asset disposals, net
(871)
58
657
Non-income

tax refunds and other related credits
3,345
1,118
668
Pension and postretirement benefit costs, non-service components
(21,592)
(2,805)
(2,285)
Gain on changes in insurance settlement restrictions of an

inactive

subsidiary and related insurance insolvency recovery
18,144
60
90
Other

non-operating income, net
439
57
173
Total other

expense, net
$
(5,618)
$
(254)
$
(642)
Pension and postretirement benefit costs, non-service components during the year ended December 31, 2020 include a

$
1.6
million refund in premium and a $
22.7

million non-cash settlement charge related to the

Legacy Quaker U.S. Pension Plan, as
described in Note 21 of Notes to Consolidated Financial Statements.

Gain on changes in insurance restrictions of an inactive
subsidiary and related insurance insolvency recovery relate

to the termination of restrictions over certain cash that was previously designated solely to be used for settlement of asbestos

claims at an inactive subsidiary of the Company and

cash proceeds from an
insolvent insurance carrier with respect to previously

filed recovery claims.

See Note 12, Note 19 and Note 26 of Notes to
Consolidated Financial Statements.

Foreign exchange (losses) gains, net, during the years

ended December 31, 2020,

2019 and 2018,
include foreign currency transaction losses of approximately

$
0.4

million, $
1.0

million and $
0.4

million, respectively,

related to
hyper-inflationary accounting for the Company’s

Argentine subsidiaries, and specific to 2018,

a foreign currency transaction gain of
approximately $
0.4

million related to the liquidation of an inactive legal entity.

See Note 1 of Notes to Consolidated Financial
Statements.

(Loss) gain on fixed asset disposals, net, during the year

ended December 31, 2020 and 2018, included $
0.6

million loss
and a $
0.6

million gain, respectively,

on the sale of held-for-sale assets related to the Combination.
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

U.S.
Department of Treasury,

and various state taxing authorities, the Company has completed its accounting for the transition tax and has
elected to pay its $
15.5

million transition tax in installments over eight years as permitted under U.S. Tax

Reform.

As of December
31, 2020, $
7.0

million in installments have been paid with the remaining

$
8.5

million to be paid through installments in future years.
As of December 31, 2020, the Company has a deferred

tax liability of $
5.9

million on certain undistributed foreign earnings,
which primarily represents the Company’s

estimate of the non-U.S. income taxes the Company will incur to ultimately remit certain
earnings to the U.S.

The Company’s reinvestment

assertions are further explained below.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

75
Taxes on income

before equity in net income of associated companies for the

years ended December 31, 2020, 2019 and 2018 are
as follows:
2020 2019 2018
Current:
Federal
$
(1,359)
$
(239)
$
6,583
State
1,171
352
(1,844)
Foreign
33,173
26,213
12,114
32,985
26,326
16,853
Deferred:
Federal
(28,437)
(9,267)
7,859
State
(3,087)
(396)
(173)
Foreign
(6,757)
(14,579)
511
Total
$
(5,296)
$
2,084
$
25,050
The components of earnings before income taxes for the

years ended December 31, 2020, 2019 and 2018 are as follows:
2020 2019 2018
U.S.
$
(66,585)
$
(46,697)
$
27,387
Foreign
93,724
75,601
55,711
Total
$
27,139
$
28,904
$
83,098
Total deferred

tax assets and liabilities are composed of the following

as of December 31, 2020 and 2019:
2020 2019
Retirement benefits
$
15,237
$
15,142
Allowance for doubtful accounts
2,316
2,253
Insurance and litigation reserves
842
1,002
Performance incentives
5,914
7,213
Equity-based compensation
1,282
1,050
Prepaid expense
756
2,976
Insurance settlement
—
3,895
Operating loss carryforward
16,693
16,044
Foreign tax credit and other credits
24,873
34,384
Interest
16,812
11,479
Restructuring reserves
1,121
2,167
Right of use lease assets
9,346
10,015
Royalties and license fees
—
2,156
Inventory reserves
2,225
2,163
Research and development
7,974
2,580
Other
3,005
1,317
108,396
115,836
Valuation

allowance
(21,511)
(13,834)
Total deferred

tax assets, net
$
86,885
$
102,002
Depreciation
15,473
17,754
Foreign pension and other
1,807
1,269
Amortization and other
222,794
254,359
Lease liabilities
9,151
9,965
Outside basis in equity investment
7,938
6,776
Unremitted Earnings
5,919
8,228
Total deferred

tax liabilities
$
263,082
$
298,351

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

76
The Company has $
11.3

million of deferred tax assets related to state net operating losses.

A partial valuation allowance of $
8.0
million has been established against this amount resulting

in a net $
3.3

million expected future benefit.

Management analyzed the
expected impact of the reversal of existing taxable temporary differences, considered expiration dates, analyzed

current state tax laws,
and determined that $
3.3

million of state net operating loss carryforwards will be

realized based on the reversal of deferred tax
liabilities.

These state net operating losses are subject to various

carryforward periods of
5

years to
20

years or an indefinite
carryforward period.

An additional $
1.0

million of valuation allowance was established for other net state deferred tax assets.
The Company has $
5.4

million of deferred tax assets related to foreign net operating loss carryforwards.

A partial valuation
allowance of $
1.7

million has been established against the $
5.4

million due to the expected expiration of these losses before they are
able to be utilized.

These foreign net operating losses are subject to various carryforward periods with the majority having an
indefinite carryforward period.

An additional partial valuation allowance of $
0.6

million has been established against certain other
foreign deferred tax assets.
In conjunction with the Combination, the Company

acquired foreign tax credit deferred tax assets of $
41.8

million expiring
between 2019 and 2028.

Foreign tax credits may be carried forward for
10

years.

As of December 31, 2019, the foreign tax credit
carry forward was $
33.7

million with an $
8.2

million valuation allowance recorded against the deferred

tax asset.

Management
analyzed the expected impact of the utilization of foreign

tax credits based on certain assumptions such as projected

U.S. taxable
income, overall domestic loss recapture, and annual limitations due to the ownership change under the Internal Revenue
Code.

Consequently, as of

December 31, 2020, the foreign tax credit carry forward

was $
24.9

million with a $
10.2

million valuation
allowance reflecting the amount of credits that are not

expected to be utilized before expiration.

The Company also acquired disallowed interest deferred

tax assets of $
14.0

million as part of the Combination.

Disallowed
interest may be carried forward indefinitely.

Management analyzed the expected impact of the utilization

of disallowed interest
carryforwards based on projected US taxable income

and determined that the Company will utilize all expected future benefits by
2022.

As of December 31, 2020, the Company had a net realizable disallowed interest carryforward of $
15.7

million on its balance
sheet.
As of December 31, 2020, the Company had deferred tax

liabilities of $
222.8

million primarily related to the step-up in
intangibles resulting from the Combination and Norman

Hay acquisition.

As part of the Combination, the Company acquired a
50
% interest in the Korea Houghton Corporation joint venture and has
recorded a $
7.9

million deferred tax liability for its outside basis difference.
The following are the changes in the Company’s

deferred tax asset valuation allowance for the years ended

December 31, 2020,
2019 and 2018:
Effect of

Balance at Purchase Additional Allowance Exchange
Balance

Beginning Accounting Valuation Utilization Rate at End
of Period Adjustments Allowance and Other Changes of Period
Valuation

Allowance
Year

ended December 31, 2020
$
13,834
$
7,148
$
2,738
$
(2,153)
$
(56)
$
21,511
Year

ended December 31, 2019
$
7,520
$
13,752
$
832
$
(8,227)
$
(43)
$
13,834
Year

ended December 31, 2018
$
7,401
$
—
$
650
$
(471)
$
(60)
$
7,520
The Company’s net deferred

tax assets and liabilities are classified in the Consolidated Balance

Sheets

as of December 31, 2020
and 2019 as follows:
2020 2019
Non-current deferred tax assets $
16,566
$
14,745
Non-current deferred tax liabilities
192,763
211,094
Net deferred tax liability $
(176,197)
$
(196,349)

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

77
The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company

for the
years ended December 31, 2020, 2019 and 2018:
2020 2019 2018
Income tax provision at the Federal statutory tax rate
$
5,699
$
6,070
$
17,458
Unremitted earnings
(2,308)
(4,383)
7,857
Tax law changes

/ reform
(1,059)
(416)
(3,118)
Sub part F / Global intangible low taxed income
5,140
574
2,095
Pension settlement
(2,247)
—
—
Foreign derived intangible income
(7,339)
(1,699)
(1,034)
Non-deductible acquisition expenses
131
1,743
1,019
Withholding taxes
7,809
8,621
1,161
Foreign tax credits
(4,699)
(3,787)
(1,911)
Share-based compensation
335
(540)
259
Foreign tax rate differential
596
920
1,081
Research and development credit
(475)
(306)
(230)
Uncertain tax positions
1,990
899
(79)
State income tax provisions, net
(2,245)
(117)
196
Non-deductible meals and entertainment
290
318
415
Intercompany transfer of intangible assets
(4,384)
(5,318)
—
Miscellaneous items, net
(2,530)
(495)
(119)
Taxes on income

before equity in net income of associated companies
$
(5,296)
$
2,084
$
25,050
Pursuant to U.S. Tax

Reform, the Company recorded a $
15.5

million transition tax liability for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries.

However, the Company may also

be subject to other taxes, such as withholding taxes
and dividend distribution taxes, if these undistributed

earnings are ultimately remitted to the U.S.

As a result of the Combination,
additional third-party debt was incurred resulting in

the Company re-evaluating its global cash strategy in order

to meet its goal of
reducing leverage in upcoming years.

As of December 31, 2020, the Company has a deferred tax

liability $
5.9

million, which
primarily represents the estimate of the non-U.S.

taxes the Company will incur to ultimately remit these earnings to the U.S.

It is the
Company’s current inten

tion to reinvest its additional undistributed earnings of non-U.S.

subsidiaries to support working capital needs
and certain other growth initiatives outside of the U.S.

The amount of such undistributed earnings at December 31, 2020 was approximately $
322.6

million.

Any tax liability which might result from ultimate remittance of these earnings is expected to be
substantially offset by foreign tax credits (subject

to certain limitations).

It is currently impractical to estimate any such incremental tax expense.
As of December 31, 2020, the Company’s

cumulative liability for gross unrecognized tax benefits was $
22.2

million. The
Company had accrued approximately $ 3.9

million for cumulative penalties and $
3.0

million for cumulative interest as of December
31, 2020.

As of December 31, 2019, the Company’s

cumulative liability for gross unrecognized tax benefits was $
19.1

million. The
Company had accrued approximately $ 3.1

million for cumulative penalties and $
2.3

million for cumulative interest as of December
31, 2019.
The Company continues to recognize interest and penalties

associated with uncertain tax positions as a component of

tax expense
on income before equity in net income of associated companies in its Consolidated Statements of Income.

The Company recognized
an expense of less than $ 0.1

million for penalties and $
0.6

million for interest (net of expirations and settlements) in its Consolidated
Statement of Income for the year ended December 31,

2020, a credit of $
0.2

million for penalties and an expense of $
0.2

million for
interest (net of expirations and settlements) in its Consolidated

Statement of Income for the year ended December 31, 2019, and

a
credit of $ 0.2

million for penalties and a credit of $
0.1

million for interest (net of expirations and settlements)

in its Consolidated
Statement of Income for the year ended December 31,

2018.
The Company estimates that during the year ending December

31, 2021, it will reduce its cumulative liability for gross
unrecognized tax benefits by approximately $ 1.5

million due to the expiration of the statute of limitations with regard to certain tax
positions.

This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability
for unrecognized tax benefits with regard to existing tax

positions or any increase in cumulative liability for unrecognized tax benefits
with regard to new tax positions for the year ending December

31, 2021.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

78
A reconciliation of the beginning and ending amounts

of unrecognized tax benefits for the years ended December

31, 2020, 2019
and 2018, respectively,

is as follows:
2020 2019 2018
Unrecognized tax benefits as of January 1 $
19,097
$
7,050
$
6,761
Increase (decrease) in unrecognized tax benefits taken

in prior periods
2,025
(28)
(183)
Increase in unrecognized tax benefits taken in current period
3,095
1,935
2,023
Decrease in unrecognized tax benefits due to lapse of statute of limitations
(3,659)
(1,029)
(1,292)
Increase in unrecognized tax benefits due to acquisition
597
11,301
—
Increase (decrease) due to foreign exchange rates
997
(132)
(259)
Unrecognized tax benefits as of December

31
$
22,152
$
19,097
$
7,050
The amount of net unrecognized tax benefits above that, if

recognized, would impact the Company’s

tax expense and effective tax
rate is $
14.7

million, $
13.3

million and $
2.2

million for the years ended December 31, 2020, 2019

and 2018, respectively.
The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign
tax jurisdictions.

Tax years that remain

subject to examination by major tax jurisdictions include Italy from
2006
, Brazil from
2011
,
Mexico, the Netherlands and China from
2015
, Spain, Germany and the United Kingdom from
2016
, Canada and the U.S. from
2017
,
India from fiscal year beginning April 1,
2018

and ending March 31, 2019, and various U.S. state tax jurisdictions from
2011
.
As previously reported, the Italian tax authorities have

assessed additional tax due from the Company’s

subsidiary, Quaker Italia
S.r.l., relating to the tax

years 2007 through 2015. The Company filed for competent authority relief from these assessments under the
Mutual Agreement Procedures (“MAP”) of the Organization

for Economic Co-Operation and Development for all

years except 2007.
In 2020, the respective tax authorities in Italy,

Spain, and Netherland reached agreement with respect to the

MAP proceedings, which
the Company has accepted. As a result, the Company has

recorded an estimated tax liability of $
0.9

million to finalize these
proceedings, net of refunds expected to be received from

the Spanish and Dutch tax authorities.

As of December 31, 2020, the
Company believes it has adequate reserves for uncertain

tax positions with respect to these and all other audits.
Houghton Italia, S.r.l

is also currently involved in a corporate income tax audit with the

Italian tax authorities covering tax years
2014 through 2018.

As of December 31, 2020, the Company has a $
5.8

million reserve for uncertain tax positions relating to matters related to this audit.

Since this reserve relates to the tax periods prior to August 1,

2019, the tax liability was established through
purchase accounting related to the Combination.

The Company has also submitted an indemnification claim

against funds held in
escrow by Houghton’s former

owners and as a result, a corresponding $
5.8

million indemnification receivable has also been
established through purchase accounting.
Houghton Deutschland GmbH is also under audit by

the German tax authorities for tax years 2015-2017.

Based on preliminary
audit findings, primarily related to transfer pricing, the

Company has recorded a reserve for $
0.9

million as of December 31, 2020.

Of
this amount, $
0.8

million relates to tax periods prior to the Combination and

therefore the Company has submitted an indemnification
claim with Houghton’s

former owners for any tax liabilities arising pre-Combination.

As a result, a corresponding $
0.8

million
indemnification receivable has also been established

to offset the $
0.8

million tax liability.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

79
Note 11 – Earnings Per Share
The following table summarizes earnings per share calculations for the years ended December 31, 2020, 2019 and 2018:
2020 2019 2018
Basic earnings per common share

Net income attributable to Quaker Chemical Corporation
$

39,658
$

31,622
$

59,473
Less: income allocated to participating securities

(148)

(90)

(253)
Net income available to common shareholders
$

39,510
$
31,532
$
59,220
Basic weighted average common shares outstanding
17,719,792
15,126,928
13,268,047
Basic earnings per common share $
2.23
$
2.08
$
4.46
Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation $
39,658
$
31,622
$
59,473
Less: income allocated to participating securities
(148)
(90)
(252)
Net income available to common shareholders $
39,510
$
31,532
$
59,221
Basic weighted average common shares outstanding
17,719,792
15,126,928
13,268,047
Effect of dilutive securities
31,087
36,243
36,685
Diluted weighted

average common shares outstanding
17,750,879
15,163,171
13,304,732
Diluted earnings per common share $
2.22
$
2.08
$
4.45
The Company’s calculation

of earnings per diluted share attributable to Quaker Chemical Corporation common shareholders for
the year ended December 31, 2019 was impacted by the

variability of its reported earnings during the year and the approximately
4.3
million shares issued as a component of the consideration transferred in the Combination, comprising
24.5
% of the common stock of
the Company immediately after the closing.

Certain stock options and restricted stock units are not included in the diluted earnings
per share calculation because the effect would

have been anti-dilutive.

The calculated amount of anti-diluted shares not included were
945

in 2020,
108

in 2019 and
1,808

in 2018.
Note 12 – Restricted Cash
Prior to December 2020, the Company had restricted cash recorded in other assets related to proceeds from an inactive subsidiary of the Company which previously executed separate settlement and release agreements with two of its insurance carriers for an original total value of $35.0 million.

The proceeds of both settlements were restricted and could

only be used to pay claims and costs
of defense associated with the subsidiary’s

asbestos litigation.

The proceeds of the settlement and release agreements

were deposited
into interest bearing accounts which earned less then $
0.1

million and $
0.2

million in the years ended December 31, 2020 and 2019,
respectively, offset

by $
1.0

million and $
0.8

million of net payments during 2020 and 2019, respectively.

Due to the restricted nature
of the proceeds, a corresponding deferred credit was established in other non-current liabilities for an equal and offsetting amount.

During December 2020, the restrictions ended on these

previously received insurance settlements and the

Company transferred
the cash into an operating account.

In connection with the termination in restrictions, the Company recognized an $
18.1

million gain
on its Consolidated Statement of Income in Other expense,

net, for the amount of previously restricted cash, net of the estimated
liability to pay claims and associated with the inactive

subsidiary’s asbestos litigation as of

December 31, 2020.

See Notes 18, 22 and
26 of Notes to Consolidated Financial Statements.
The following table provides a reconciliation of cash,

cash equivalents and restricted cash as December 31, 2020, 2019,

2018 and
2017:
2020 2019 2018 2017
Cash and cash equivalents $
181,833
$
123,524
$
104,147
$
89,879
Restricted cash included in other current assets
62
353
—
—
Restricted cash included in other assets
—
19,678
20,278
21,171
Cash, cash equivalents and restricted cash $
181,895
$
143,555
$
124,425
$
111,050

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

80
Note 13 – Accounts Receivable and Allowance for Doubtful Accounts
As of December 31, 2020 and 2019, the Company

had gross trade accounts receivable totaling
$386.1

million and
$387.7

million,
respectively.

The Company recognizes an allowance for credit losses, which represents the portion of the receivable that the Company does not
expect to collect over its contractual life, considering

past events and reasonable and supportable forecasts of

future economic
conditions.

The Company estimates credit losses for trade receivables by aggregating similar customer types, because they tend to
share similar credit risk characteristics.

The Company’s allowance

for credit losses on its trade accounts receivable is based on specific collectability facts and circumstances for each

outstanding receivable and customer, the

aging of outstanding receivables, and
the associated collection risk the Company estimates for certain past due aging categories, and also, the general risk to all outstanding accounts receivable based on historical amounts determined to be uncollectible.

Trade and other receivables are written off

when
there is no reasonable expectation of recovery.

The following are changes in the allowance for doubtful

accounts during the years ended December 31, 2020, 2019 and 2018:
Exchange Rate
Balance at Changes Write-Offs Changes
Balance

Beginning to Costs and Charged to and Other at End
of Period Expenses Allowance Adjustments of Period
Allowance for Doubtful Accounts
Year

ended December 31, 2020
$
11,716
$
3,582
$
(2,187)
$
34
$
13,145
Year

ended December 31, 2019
$
5,187
$
1,925
$
(322)
$
4,926
$
11,716
Year

ended December 31, 2018
$
5,457
$
493
$
(295)
$
(468)
$
5,187
Included in exchange rate changes and other adjustments for

the year ended December 31, 2019 are the allowance for

doubtful
accounts of $
5.0

million related to the acquired receivables in connection with the Combination and Norman Hay acquisition.

See
Note 2 of Notes to Consolidated Financial Statements.

Included in exchange rate changes and other adjustments for

the year ended
December 31, 2018 is a reclassification of $
0.3

million to other assets related to certain customer receivables due greater than a year.
Note 14 – Inventories
Inventories, net, as of December 31, 2020 and 2019 were

as follows:
2020 2019
Raw materials and supplies
$
86,148
$
82,058
Work in

process, finished goods and reserves
101,616
92,892
Total inventories,

net
$
187,764
$
174,950
Note 15 – Property,

Plant and Equipment
Property, plant and

equipment as of December 31, 2020 and 2019 were as follows:
2020 2019
Land
$
33,009
$
34,686
Building and improvements
135,595
130,462
Machinery and equipment
246,242
225,636
Construction in progress
8,407
8,050
Property, plant and

equipment, at cost
423,253
398,834
Less: accumulated depreciation
(219,370)
(185,365)
Total property,

plant and equipment, net
$
203,883
$
213,469
As of December 31, 2020, PP&E includes $
0.4

million of finance lease assets and future minimum lease payments.

In connection
with the plans for closure of certain facilities, certain buildings and land with an aggregate book value of approximately $10.0 million continue to be held-for-sale as of December 31, 2020 and are recorded in other current assets on the Company’s Consolidated Balance
Sheet.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

81
Note 16 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the

years ended December 31, 2020 and 2019 were as follows:
Global
Specialty
Americas EMEA Asia/Pacific Businesses Total
Balance as of December 31, 2018 $
28,464
$
17,423
$
13,149
$
24,297

$
83,333
Goodwill additions
188,494
114,167
130,091
91,545
524,297
Currency translation adjustments

(573)
1,428
(1,513)
233
(425)
Balance as of December 31, 2019
216,385
133,018
141,727
116,075

607,205
Goodwill additions
1,485
531
—
1,329
3,345
Currency translation and other

adjustments
(4,628)
6,613
16,363
2,314
20,662
Balance as of December 31, 2020 $
213,242
$
140,162
$
158,090
$
119,718
$
631,212
Other adjustments in the table above includes updates to

the Company’s allocation

of the Houghton purchase price and associated
goodwill to each of the Company’s

reportable segments during the year ended December 31, 2020,

including a $
2.6

million decrease
in the Americas, a $
1.4

million decrease in EMEA, a $
8.0

million increase in Asia/Pacific and a $
0.5

million increase in Global
Specialty Businesses.

Gross carrying amounts and accumulated amortization

for definite-lived intangible assets as of December 31, 2020 and

2019 were
as follows:
Gross Carrying Accumulated
Amount Amortization
2020 2019 2020 2019
Customer lists and rights to sell $
839,551
$
792,362

$
99,806

$
49,932
Trademarks, formulations and product

technology

166,448

157,049

30,483

21,299
Other

6,372

6,261

5,824

5,776
Total definite

-lived intangible assets
$
1,012,371

$
955,672

$
136,113

$
77,007
The Company recorded $
55.9

million, $
26.7

million and $
7.3

million of amortization expense during the years ended December
31, 2020, 2019 and 2018, respectively.

Amortization is recorded within SG&A in the Company’s

Consolidated Statements of Income.

Estimated annual aggregate amortization expense for

the subsequent five years is as follows:
For the year ended December 31, 2021 $
58,752
For the year ended December 31, 2022
58,590
For the year ended December 31, 2023
58,361
For the year ended December 31, 2024
57,935
For the year ended December 31, 2025
57,263
The Company has four indefinite-lived intangible

assets totaling $
205.1

million as of December 31, 2020, including $
204.0
million of indefinite-lived intangible assets for trademarks and tradename associated with the Combination.

Comparatively, the
Company had four indefinite-lived intangible assets for trademarks and tradename totaling $
243.1

million as of December 31, 2019.
The Company completes its annual goodwill and indefinite

-lived intangible asset impairment test during the fourth

quarter of
each year, or more frequently if triggering

events indicate a possible impairment in one or more of its reporting units.

The Company
completed its annual impairment assessment during the

fourth quarter of 2020 and concluded no impairment charge

was warranted.

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

and Fluidcare trademarks

and tradename
indefinite-lived intangible assets.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

82
The determination of estimated fair value of the Houghton

and Fluidcare trademarks and tradename indefinite-lived

assets was
based on a relief from royalty valuation method which

requires management’s

judgment and often involves the use of significant
estimates and assumptions, including assumptions with respect to the weighted average cost of capital (“WACC”)

and royalty rates, as
well as revenue growth rates and terminal growth rates.

In the first quarter of 2020, as a result of the impact of

COVID-19 driving a
decrease in projected legacy Houghton net sales in the

current year and the impact of the current year decline on projected future
legacy Houghton net sales as well as an increase in the WACC assumption utilized in the quantitative impairment

assessment, the
Company concluded that the estimated fair values of

the Houghton and Fluidcare trademarks and tradename intangible assets were
less than their carrying values.

As a result, an impairment charge of $
38.0

million, primarily related to the Houghton trademarks and
tradename, to write down the carrying values of these intangible assets to their estimated fair values was recorded in the

first quarter
of 2020.
As of December 31, 2020, the Company continued to

evaluate the on-going impact of COVID-19 on the Company’s

operations,
and the volatility and uncertainty in the economic outlook

as a result of COVID-19, to determine if this indicated it was more likely
than not that the carrying value of any of the Company’s

reporting units or indefinite-lived or long-lived intangible assets were not
recoverable.

The Company concluded that the impact of COVID-19 did not represent a triggering event as of December 31, 2020
with regards to any of the Company’s

reporting units or indefinite-lived and long-lived intangible assets.
While the Company concluded that the impact of COVID-19

did not represent a triggering event as of December 31,

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

Note 17 – Investments in Associated Companies
As of December 31, 2020, the Company held a
50
% investment in and had significant influence over Nippon

Quaker Chemical,
Ltd. (“Nippon Japan”), Kelko Quaker Chemical, S.A.

(“Kelko Panama”) and Houghton Korea acquired in 2019 in

connection with the
Combination, and held a
32
% investment in and had significant influence over Primex,

Ltd. (“Primex”).

See Note 2 of Notes to
Consolidated Financial Statements.
The carrying amount of the Company’s

equity investments as of December 31, 2020 was $
95.8

million, which includes
investments of $
68.3

million in Houghton Korea; $
19.4

million in Primex; $
7.8

million in Nippon Japan; and $
0.3

million in Kelko
Panama.
The Company also has a
50
% equity interest in Kelko Venezuela.

Due to heightened foreign exchange controls, deteriorating
economic circumstances and other restrictions in Venezuela,

during 2018 the Company concluded that it no longer

had significant
influence over this affiliate.

Prior to this determination, the Company historically accounted for this affiliate under the equity method.

As of December 31, 2020 and 2019, the Company

had
no

remaining carrying value for its investment in Kelko Venezuela.

The following table is a summary of equity income in associated companies by investment for the years ending December 31,
2020, 2019 and 2018:
Year

Ended December 31,
2020 2019 2018
Houghton Korea
$
5,241
$
2,337
$
—
Nippon Japan
853
850
713
Kelko Panama
107
55
222
Kelko Venezuela
—
—
(138)
Primex
1,151
1,822
966
Total equity

in net income of associated companies
$
7,352
$
5,064
$
1,763
As the Combination closed on August 1, 2019, the Company

included five months of equity income from Houghton

Korea in its
December 31, 2019 Consolidated Statement of Income.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

83
Note 18 – Other Non-Current Assets
Other non-current assets as of December 31, 2020

and 2019 were as follows:
2020 2019
Uncertain tax positions $
7,209
$
4,993
Pension assets

6,748

—
Debt issuance costs
5,919
7,571
Indemnification assets
7,615
4,006
Supplemental retirement income program

1,961

1,782
Restricted insurance settlement
—

19,678
Other
2,344
2,403
Total other

assets
$
31,796

$
40,433
During December 2020, the restrictions lapsed over certain

cash that was previously only designated to be used for settlement of
asbestos claims at an inactive subsidiary of the Company.

As of December 31, 2020 and 2019, indemnification assets relates to certain Houghton foreign subsidiaries for which the Company

expects it will incur additional tax amounts which are subject to indemnification under the terms of the Combination

share and purchase agreement.

These indemnification assets have a
corresponding uncertain tax position recorded in

other non-current liabilities.

As of December 31, 2020, one of the Company’s
foreign pension plan’s

fair value of plan assets exceeded its gross benefit obligation and was therefore over-funded, which is
represented by the line Pension assets in the table above.

See Notes 10, 12, 21 and 22 of Notes to Consolidated Financial

Statements.

Note 19 – Other Accrued Liabilities
Other accrued liabilities as of December 31, 2020 and

2019 were as follows:
2020 2019
Non-income taxes
$
26,080
$
21,176
Current income taxes payable
13,124
7,503
Professional fees, legal, and acquisition-related accruals
11,437
17,103
Short-term lease liabilities
10,901
11,177
Selling expenses and freight accruals
10,475
11,350
Customer advances and sales return reserves
6,380
5,554
Other
13,710
9,742
Total other

accrued liabilities
$
92,107
$
83,605
Note 20 – Debt
Debt as of December 31, 2020 and 2019 includes the

following:
As of December 31, 2020 As of December 31, 2019
Interest
Outstanding

Interest
Outstanding

Rate Balance Rate Balance
Credit Facilities:
Revolver
1.65%
$
160,000
3.20%
$
171,169
U.S. Term Loan
1.65%
570,000
3.20%
600,000
EURO Term Loan
1.50%
157,062
1.50%
151,188
Industrial development bonds
5.26%
10,000
5.26%
10,000
Bank lines of credit and other debt obligations
Various
2,072
Various
2,608
Total debt
$
899,134
$
934,965
Less: debt issuance costs
(11,099)
(14,196)
Less: short-term and current portion of long-term debts
(38,967)
(38,332)
Total long

-term debt
$
849,068
$
882,437

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

84
Credit facilities
The Company’s primary

credit facility (as amended, the “Credit Facility”) is comprised of a $
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

The maximum amount available under the Credit Facility can be increased by up to $
300.0

million at the Company’s
request if there are lenders who agree to accept additional

commitments and the Company has satisfied certain other

conditions.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR plus an applicable margin based upon

the Company’s
consolidated net leverage ratio.

There are LIBOR replacement provisions that contemplate a further amendment if and when LIBOR
ceases to be reported.

The variable interest rate incurred on the outstanding borrowings under the Credit Facility during the year
ended December 31, 2020 was approximately
2.2
%.

As of December 31, 2020, the variable interest rate on the outstanding borrowings under the Credit Facility was approximately
1.6
%.

In addition to paying interest on outstanding principal under the Credit
Facility, the Company

is required to pay a commitment fee ranging from
0.2
% to
0.3
% depending on the Company’s

consolidated net
leverage ratio to the lenders under the Revolver in

respect of the unutilized commitments thereunder.

The Company has unused
capacity under the Revolver of approximately $
234

million, net of bank letters of credit of approximately $
6

million, as of December
31, 2020.

Until closing of the Combination, the Company incurred ticking fees to maintain the bank commitment, which began to
accrue on September 29, 2017.

Concurrent with the closing of the Combination and executing the

Credit Facility on August 1, 2019,
the Company paid approximately $
6.3

million of ticking fees.
The Credit Facility is subject to certain financial and

other covenants.

The Company’s initial consolidated net debt to
consolidated adjusted EBITDA ratio could not exceed 4.25 to 1, with step downs in the permitted ratio over the term of the Credit
Facility. As of December 31, 2020, the consolidated net debt to adjusted EBITDA may not exceed 4.00 to 1. The Company’s consolidated adjusted EBITDA to interest expense ratio cannot be less than 3.0 to 1 over the term of the agreement. The Credit
Facility also prohibits the payment of cash dividends if the Company is in default or if the amount of the dividend paid annually exceeds the greater of $50.0 million and 20% of consolidated adjusted EBITDA unless the ratio of consolidated net debt to consolidated adjusted EBITDA is less than 2.0 to 1, in which case there is no such limitation on amount.

As of December 31, 2020
and December 31, 2019, the Company was in compliance with all of the Credit Facility covenants.

The Term Loans have

quarterly
principal amortization during their five-year terms,

with
5.0
% amortization of the principal balance due in years

1 and 2,
7.5
% in year
3, and
10.0
% in years 4 and 5, with the remaining principal amount due at maturity.

During the year ended December 31, 2020, the
Company made four quarterly amortization payments

related to the Term Loans

totaling $
37.6

million.

The Credit Facility is
guaranteed by certain of the Company’s

domestic subsidiaries and is secured by first priority liens on substantially all of the assets of
the Company and the domestic subsidiary guarantors,

subject to certain customary exclusions.

The obligations of the Dutch borrower
are guaranteed only by certain foreign subsidiaries on

an unsecured basis.
The Credit Facility required the Company to fix its variable interest rates on at least 20% of its total Term

Loans.

In order to
satisfy this requirement as well as to manage the

Company’s exposure to variable

interest rate risk associated with the Credit Facility,
in November 2019, the Company entered into $
170.0

million notional amounts of three-year interest rate swaps at a base rate of
1.64
% plus an applicable margin as provided in the Credit

Facility, based on the Company’s

consolidated net leverage ratio.

At the
time the Company entered into the swaps, and as

of December 31, 2020,

the aggregate interest rate on the swaps, including the fixed base rate plus an applicable margin, was
3.1
%.

See Note 25 of Notes to Consolidated Financial Statements.
The Company capitalized $
23.7

million of certain third-party debt issuance costs in connection with executing the Credit Facility.

Approximately $
15.5

million of the capitalized costs were attributed to the Term

Loans and recorded as a direct reduction of long-
term debt on the Company’s

Consolidated Balance Sheet.

Approximately $
8.3

million of the capitalized costs were attributed to the
Revolver and recorded within other assets on the Company’s

Consolidated Balance Sheet.

These capitalized costs are being
amortized into interest expense over the five-year term

of the Credit Facility.

As of December 31, 2020 and 2019,

the Company had
$
11.1

million and $
14.2

million, respectively,

of debt issuance costs recorded as a reduction of long-term

debt.

As of December 31,
2020 and 2019, the Company had $
5.9

million and $
7.6

million, respectively,

of debt issuance costs recorded within other assets.

Industrial development bonds
As of December 31, 2020 and 2019, the Company

had fixed rate, industrial development authority bonds totaling $
10.0

million in
principal amount due in 2028
.

These bonds have similar covenants to the Credit Facility noted

above.
The Company also had a $
5.0

million industrial development authority bond bearing

interest at a rate of
5.60
%, which matured
and was paid off during the fourth quarter of 2018
.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

85
Bank lines of credit and other

debt obligations
The Company has certain unsecured bank lines of credit

and discounting facilities in certain foreign subsidiaries, which are not
collateralized.

The Company’s other debt

obligations primarily consist of certain domestic and foreign low interest rate or interest-
free municipality-related loans, local credit facilities of

certain foreign subsidiaries and capital lease obligations.

Total unused
capacity under these arrangements as of December

31, 2020 was approximately $
40

million.
In addition to the bank letters of credit described in

the “Credit facilities” subsection above, the Company’s

only other off-balance
sheet arrangements include certain financial and other

guarantees.

The Company’s total bank

letters of credit and guarantees
outstanding as of December 31, 2020 were approximately

$
10

million.
The Company incurred the following debt related expenses

included within Interest expense, net, in the Consolidated

Statements
of Income:
Year

Ended December 31,
2020 2019 2018
Interest expense
$
23,552
$
16,788
$
6,158
Amortization of debt issuance costs
4,749
1,979
70
Total
$
28,301
$
18,767
$
6,228
Based on the variable interest rates associated with the Credit

Facility, as of December

31, 2020 and 2019, the amounts at which
the Company’s total debt

were recorded are not materially different from

their fair market value.
At December 31, 2020, annual maturities on long-term

borrowings maturing in the next five fiscal years (excluding the reduction
to long-term debt attributed to capitalized and unamortized

debt issuance costs) are as follows:

2021 $
38,795
2022
57,850
2023
76,943
2024
715,227
2025
231
Note 21 – Pension and Other Postretirement

Benefits
The following table shows the funded status of the Company’s plans’ reconciled

with amounts reported in the Consolidated
Balance Sheets as of December 31, 2020 and 2019:
Other Post-
Pension Benefits Retirement Benefits
2020 2019 2020 2019
Foreign U.S. Total Foreign U.S. Total U.S. U.S.
Change in benefit obligation
Gross benefit obligation at beginning
of year
$
217,893
$
153,723
$
371,616
$
111,316
$
58,734
$
170,050
$
4,266
$
4,106
Service cost
4,340
491
4,831
3,507
434
3,941
5
6
Interest cost
3,416
2,923
6,339
3,046
3,313
6,359
77
143
Employee contributions
73
—
73
73
—
73
—
—
Effect of plan amendments
—
50
50
30
—
30
—
—
Curtailment gain
(2,324)
—
(2,324)
—
—
—
—
—
Plan settlements
(2,316)
(53,494)
(55,810)
(1,087)
—
(1,087)
—
—
Benefits paid
(5,087)
(6,138)
(11,225)
(3,832)
(6,034)
(9,866)
(250)
(384)
Plan expenses and premiums paid
(135)
—
(135)
(129)
—
(129)
—
—
Transfer in of business acquisition
—
—
—
85,658
86,414
172,072
—
—
Actuarial loss (gain)
16,834
12,414
29,248
13,616
10,862
24,478
(864)
395
Translation differences and

other
14,981
—
14,981
5,695
—
5,695
—
—
Gross benefit obligation at end of year
$
247,675
$
109,969
$
357,644
$
217,893
$
153,723
$
371,616
$
3,234
$
4,266

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

86
Other Post-
Pension Benefits Retirement Benefits
2020 2019 2020 2019
Foreign U.S. Total Foreign U.S. Total U.S. U.S.
Change in plan assets
Fair value of plan assets at

beginning of year
$
195,099
$
120,550
$
315,649
$
94,826
$
49,415
$
144,241
$
—
$
—
Actual return on plan assets
20,367
10,759
31,126
13,458
10,663
24,121
—
—
Employer contributions
6,912
2,302
9,214
5,223
1,087
6,310
250
384
Employee contributions
73
—
73
73
—
73
—
—
Plan settlements
(2,316)
(53,494)
(55,810)
(1,087)
—
(1,087)
—
—
Benefits paid
(5,087)
(6,138)
(11,225)
(3,832)
(6,034)
(9,866)
(250)
(384)
Plan expenses and premiums paid
(135)
(498)
(633)
(129)
(500)
(629)
—
—
Transfer in of business acquisition
—
—
—
81,068
65,919
146,987
—
—
Translation differences
13,876
—
13,876
5,499
—
5,499
—
—
Fair value of plan assets at end of year
$
228,789
$
73,481
$
302,270
$
195,099
$
120,550
$
315,649
$
—
$
—
Net benefit obligation recognized
$
(18,886)
$
(36,488)
$
(55,374)
$
(22,794)
$
(33,173)
$
(55,967)
$
(3,234)
$
(4,266)
Amounts recognized in the balance

sheet consist of:
Non-current assets
$
6,748
$
—
$
6,748
$
—
$
—
$
—
$
—
$
—
Current liabilities
(568)
(612)
(1,180)
(359)
(2,620)
(2,979)
(286)
(426)
Non-current liabilities
(25,066)
(35,876)
(60,942)
(22,435)
(30,553)
(52,988)
(2,948)
(3,840)
Net benefit obligation recognized $
(18,886)
$
(36,488)
$
(55,374)
$
(22,794)
$
(33,173)
$
(55,967)
$
(3,234)
$
(4,266)
Amounts not yet reflected in net
periodic benefit costs and included in
accumulated other comprehensive loss:
Prior service credit
(26)
50
24
1,271
—
1,271
—
—
Accumulated loss
(21,976)
(5,532)
(27,508)
(22,816)
(46,560)
(69,376)
124
(734)
AOCI
(22,002)
(5,482)
(27,484)
(21,545)
(46,560)
(68,105)
124
(734)
Cumulative employer contributions
(below) or in excess of

net periodic
benefit cost
3,116
(31,006)
(27,890)
(1,249)
13,387
12,138
(3,358)
(3,532)
Net benefit obligation recognized $
(18,886)
$
(36,488)
$
(55,374)
$
(22,794)
$
(33,173)
$
(55,967)
$
(3,234)
$
(4,266)
The accumulated benefit obligation for all defined benefit

pension plans was
$344.4

million
($109.5

million U.S. and
$234.9
million Foreign) and $366.0

million (
$152.9

million U.S. and approximately
$213.1

million Foreign) as of December 31, 2020 and
2019, respectively.

Information for pension plans with an accumulated benefit

obligation in excess of plan assets:
2020 2019
Foreign U.S. Total Foreign U.S. Total
Projected benefit obligation $
32,373
$
109,969
$
142,342
$
217,893
$
153,723
$
371,616
Accumulated benefit obligation
30,892
109,540
140,432
213,060
152,930
365,990
Fair value of plan assets
18,074
73,481
91,555
195,099
120,550
315,649

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

87
Information for pension plans with a projected

benefit obligation in excess of plan assets:
2020 2019
Foreign U.S. Total Foreign U.S. Total
Projected benefit obligation $
32,373
$
109,969
$
142,342
$
217,893
$
153,723
$
371,616
Fair value of plan assets
18,074
73,481
91,555
195,099
120,550
315,649
Components of net periodic benefit costs – pension plans:
2020 2019
Foreign U.S. Total Foreign U.S. Total
Service cost $
4,340
$
491
$
4,831
$
3,507
$
434
$
3,941
Interest cost
3,416
2,923
6,339
3,046
3,313
6,359
Expected return on plan assets
(4,262)
(4,810)
(9,072)
(3,668)
(3,227)
(6,895)
Settlement loss
(88)
22,667
22,579
258
—
258
Curtailment charge
(1,155)
—
(1,155)
—
—
—
Actuarial loss amortization
886
2,110
2,996
757
2,348
3,105
Prior service (credit) cost

amortization
(167)
—
(167)
(165)
—
(165)
Net periodic benefit cost $
2,970
$
23,381
$
26,351
$
3,735
$
2,868
$
6,603

2018
Foreign U.S. Total
Service cost $
3,426
$
383
$
3,809
Interest cost
2,254
1,847
4,101
Expected return on plan assets
(2,228)
(2,803)
(5,031)
Settlement loss
2
—
2
Actuarial loss amortization
881
2,276
3,157
Prior service (credit) cost amortization
(175)
59
(116)
Net periodic benefit cost $
4,160
$
1,762
$
5,922
Other changes recognized in other comprehensive

income – pension plans:
2020 2019
Foreign U.S. Total Foreign U.S. Total
Net (gain) loss arising during

the period $
(1,594)
$
1,536
$
(58)
$
3,826
$
3,926
$
7,752
Effect of plan amendment
Recognition of amortization in net
periodic benefit cost
Settlement (loss)
(39)
(22,667)
(22,706)
—
—
—
Prior service credit (cost)
1,325
50
1,375
196
—
196
Actuarial loss
(758)
3,967
3,209
(1,015)
(2,347)
(3,362)
Curtailment Recognition
(3)
—
(3)
—
—
—
Effect of exchange rates on amounts
included in AOCI
1,535
—
1,535
(61)
—
(61)
Total recognized

in other

comprehensive loss (income)

466
(17,114)
(16,648)
2,946
1,579
4,525
Total recognized

in net periodic

benefit cost and other

comprehensive loss (income)

$
3,436
$
6,267
$
9,703
$
6,681
$
4,447
$
11,128

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

88
2018
Foreign U.S. Total
Net gain arising during period $
(663)
$
453
$
(210)
Recognition of amortization in net periodic benefit

cost
Prior service credit (cost)
175
(59)
116
Actuarial loss
(883)
(2,276)
(3,159)
Effect of exchange rates on amounts included

in AOCI
(890)
—
(890)
Total recognized

in other comprehensive loss
(2,261)
(1,882)
(4,143)
Total recognized

in net periodic benefit cost and

other comprehensive loss $
1,899
$
(120)
$
1,779
Components of net periodic benefit costs – other postretirement plan:
2020 2019 2018
Service cost
$
5
$
6
$
7
Interest cost
77
143
130
Actuarial loss amortization
(5)
—
42
Net periodic benefit costs
$
77
$
149
$
179
Other changes recognized in other comprehensive

income – other postretirement benefit

plans:
2020 2019 2018
Net (gain) loss arising during period
$
(864)
$
395
$
(443)
Amortization of actuarial loss in net periodic

benefit costs
5
—
(42)
Total recognized

in other comprehensive (income)
loss
(859)
395
(485)
Total recognized

in net periodic benefit cost and

other comprehensive (income) loss

$
(782)
$
544
$
(306)
Weighted-average

assumptions used to determine benefit obligations as of December

31, 2020 and 2019:
Other Postretirement
Pension Benefits Benefits
2020 2019 2020 2019
U.S. Plans:
Discount rate
2.19
%
3.06
%
2.05
%
2.98
%
Rate of compensation increase
6.00
%
6.00
% N/A N/A
Foreign

Plans:
Discount rate
1.79
%
1.83
% N/A N/A
Rate of compensation increase
2.74
%
2.58
% N/A N/A

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

89
Weighted-average

assumptions used to determine net periodic benefit costs for the years ended December 31, 2020 and
2019:
Other Postretirement
Pension Benefits Benefits
2020 2019 2020 2019
U.S. Plans:
Discount rate
3.11
%
4.08
%
2.99
%
4.03
%
Expected long-term return on
plan assets
6.50
%
5.75
% N/A N/A
Rate of compensation increase
6.00
%
5.50
% N/A N/A
Foreign Plans:
Discount rate
2.30
%
2.30
% N/A N/A
Expected long-term return on
plan assets
2.20
%
3.13
% N/A N/A
Rate of compensation increase
2.79
%
2.87
% N/A N/A
The long-term rates of return on assets were selected from

within the reasonable range of rates determined by (a)

historical real
returns for the asset classes covered by the investment

policy and (b) projections of inflation over the long-term period during which
benefits are payable to plan participants.

See Note 1 of Notes to Consolidated Financial Statements for

further information.
Assumed health care cost trend rates

as of December 31, 2020 and 2019:

2020 2019
Health care cost trend rate for next year
5.70
%
5.90
%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
4.50
%
4.50
%
Year

that the rate reaches the ultimate trend rate
2037
2037
Plan Assets and Fair Value
The Company’s pension

plan target asset allocation and the weighted-average

asset allocations as of December 31, 2020 and 2019
by asset category were as follows:
Asset Category Target 2020 2019
U.S. Plans
Equity securities
10
%
58
%
32
%
Debt securities
90
%
36
%
64
%
Other
0
%
6
%
4
%
Total
100
%
100
%
100
%
Foreign Plans
Equity securities
37
%
33
%
34
%
Debt securities
53
%
45
%
45
%
Other
10
%
22
%
21
%
Total
100
%
100
%
100
%

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

90
As of December 31, 2020 and 2019, “Other” consisted principally of cash and cash equivalents, and investments in real estate funds.

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

asset value

(“NAV”), which is generally

based on

the underlying

asset values

of the
investments

held in the

trusts.

As of December 31, 2020, the foreign pension plan commingled funds included approximately
35

percent of investments in
equity securities,
51

percent of investments in fixed income securities, and
14

percent of other non-related investments, primarily
real estate.

Pooled Separate

Accounts

Investments

in the U.S.

pension plan

pooled separate

accounts

consist of

annuity contracts

and are

valued based

on the reported
unit value

at year

end.

Units of

the pooled

separate

account are

not traded

on an exchange

or in an

active market;

however, valuation

is
based on the

underlying

investments

of each pooled

separate

account and

are classified

as Level

2 investments.

As of December 31,
2020, the U.S. pension plan pooled separate accounts included approximately 61 percent of investments in equity securities and 39 percent of investments in fixed income securities.
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

The contract is classified
as a Level 3 investment.
Diversified

Equity Securities

- Registered

Investment

Companies

Investments

in the foreign

pension plans

diversified

equity securities

of registered

investment

companies

are based

upon the
quoted redemption

value of

shares in

the fund

owned by the

plan at year

end.

The shares

of the fund

are not available

on an exchange
or in an

active market;

however, the

fair value

is determined

based on

the underlying

investments

in the fund

as traded

on an exchange
in an active

market and

are classified

as Level

2 investments.

Fixed Income

– Foreign Registered

Investment

Companies

Investments

in the foreign

pension plans

fixed income

securities

of foreign

registered

investment

companies

are based

upon the
quoted redemption

value of

shares in

the fund

owned by the

plan at year

end.

The shares

of the fund

are not available

on an exchange
or in an

active market;

however, the

fair value

is determined

based on

the underlying

investments

in the fund

as traded

on an exchange
in an active

market and

are classified

as Level

2 investments.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

91
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

As of
December 31,

2020, the

diversified

investment

funds included

approximately
62

percent of

investments

in equity

securities,
19

percent
of investments

in fixed

income securities,

and
19

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

These property

funds

are classified
as a Level 3 investment.
As of December 31, 2020 and 2019, the U.S. and foreign

plans’ investments measured at fair value on a recurring

basis were as
follows:
Fair Value

Measurements at December 31, 2020
Total
Using Fair Value

Hierarchy
U.S. Pension Assets Fair Value Level 1 Level 2 Level 3
Pooled separate accounts
$
69,385
$
—
$
69,385
$
—
Real estate
4,096
—
—
4,096
Subtotal U.S. pension plan assets in fair value hierarch

y
$
73,481
$
—
$
69,385
$
4,096
Total U.S. pension

plan assets
$
73,481
Foreign Pension Assets
Cash and cash equivalents
$
634
$
634
$
—
$
—
Insurance contract
112,920
—
—
112,920
Diversified equity securities - registered investment companies
8,851
—
8,851
—
Fixed income – foreign registered investment companies
3,711
—
3,711
—
Fixed income government securities
37,579
—
37,579
—
Real estate
5,679
—
—
5,679
Other - alternative investments
10,638
—
—
10,638
Sub-total of foreign pension assets in fair value hierarchy
$
180,012
$
634
$
50,141
$
129,237
Commingled funds measured at NAV
2,368
Diversified investment fund -

registered investment
companies measured at NAV
46,409
Total foreign pension

assets
$
228,789
Total pension

assets in fair value hierarchy
$
253,493
$
634
$
119,526
$
133,333
Total pension

assets measured at NAV
48,777
Total pension

assets
$
302,270

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

92
Fair Value

Measurements at December 31, 2019
Total
Using Fair Value

Hierarchy
U.S. Pension Assets Fair Value Level 1 Level 2 Level 3
Cash and cash equivalents
$
450
$
450
$
—
$
—
Pooled separate accounts
64,636
—
64,636
—
Real estate
4,060
—
—
4,060
Subtotal U.S. pension plan assets in fair value hierarch

y
$
69,146
$
450
$
64,636
$
4,060
Commingled funds measured at NAV
51,404
Total U.S. pension

plan assets
$
120,550
Foreign Pension Assets
Cash and cash equivalents
$
1,502
$
1,502
$
—
$
—
Insurance contract
92,657
—
—
92,657
Diversified equity securities - registered investment companies
8,604
—
8,604
—
Fixed income – foreign registered investment companies
3,021
—
3,021
—
Fixed income government securities
32,512
—
32,512
—
Real estate
5,521
—
—
5,521
Other - alternative investments
9,436
—
—
9,436
Sub-total of foreign pension assets in fair value hierarchy
$
153,253
$
1,502
$
44,137
$
107,614
Commingled funds measured at NAV
2,037
Diversified investment fund -

registered investment
companies measured at NAV
39,809
Total foreign pension

assets
$
195,099
Total pension

assets in fair value hierarchy
$
222,399
$
1,952
$
108,773
$
111,674
Total pension

assets measured at NAV
93,250
Total pension

assets
$
315,649
Certain investments that are measured at fair value using

the NAV

per share (or its equivalent) have not been classified in

the fair
value hierarchy.

The fair value amounts presented for these investments in the preceding tables are intended to permit reconciliation
of the fair value hierarchies to the line items presented

in the statements of net assets available for benefits.
Changes in the fair value of the plans’ Level 3 investments

during the years ended December 31, 2020 and 2019

were as follows:
Insurance Alternative
Contract Real Estate Investments Total
Balance as of December 31, 2018 $
79,873
2,382
—
$
82,255
Purchases
3,762
—
1,029
4,791
Assets acquired in business combinations
129
7,058
8,914
16,101
Sales
—
(238)
(278)
(516)
Settlements
(1,730)
—
—
(1,730)
Unrealized (losses) gains
12,199
403
(960)
11,642
Currency translation adjustment
(1,576)
(24)
731
(869)
Balance as of December 31, 2019
92,657
9,581
9,436
111,674
Purchases
3,902
18
989
4,909
Settlements
(2,027)
—
—
(2,027)
Unrealized gains (losses)
8,917
(16)
(171)
8,730
Currency translation adjustment
9,471
192
384
10,047
Balance as of December 31, 2020 $
112,920
$
9,775
$
10,638
$
133,333

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

93
In the fourth quarter of 2018, the Company began the

process of terminating its Legacy Quaker noncontributory U.S. pension plan (“Legacy Quaker U.S. Pension Plan”).

During the third quarter of 2019, the Company received a favorable termination
determination letter from the Internal Revenue Service

(“I.R.S.”) and completed the Legacy Quaker U.S. Pension Plan termination
during the first quarter of 2020.

In order to terminate the Legacy Quaker U.S. Pension Plan

in accordance with I.R.S. and Pension
Benefit Guaranty Corporation requirements, the Company

was required to fully fund the Legacy Quaker U.S. Pension Plan on a
termination basis and the amount necessary to do so

was approximately $
1.8

million, subject to final true up adjustments.

In the third
quarter of 2020, the Company finalized the amount

of the liability and related annuity payments and received

a refund in premium of
approximately $
1.6

million.

In addition, the Company recorded a non-cash pension settlement charge at plan termination of
approximately $
22.7

million.

This settlement charge included the immediate

recognition into expense of the related unrecognized
losses within AOCI on the balance sheet as of the plan

termination date.
In connection with the Combination, the Company indirectly

acquired all of Houghton’s

defined benefit pension plans, which are
included in the tables set forth above.

The pension plans cover certain U.S. salaried and hourly

employees as well as certain
employees in the U.K., France and Germany.

The Houghton U.S. plans provide benefits based on an employee’s years of service and
compensation received for the highest five consecutive

years of earnings.

The foreign plans provide benefits based on a formula of
years and service and a percentage of compensation

which varies among the various countries.

The Company contributes to a multiemployer defined

benefit pension plan under terms of a collective bargaining

union contract
(the Cleveland Bakers and Teamsters

Pension Fund, Employer Identification Number: 34-0904419

-001).

The expiration date of the
collective bargaining contract is
May 1, 2022
.

As of January 1, 2019, the last valuation date available for the multiemployer plan,
total plan liabilities were approximately $
589

million.

As of December 31, 2019, the multiemployer pension plan

had total plan assets
of approximately $
364

million.

The Company’s contribution

rate to the multiemployer pension plan is specified in the

collective
bargaining union contract and contributions are

made to the plan based on its union employee payroll.

The Company contributed $
0.1
million during the year ended December 31, 2020.

The Employee Retirement Income Security Act of 1974,

as amended by the Multi-
Employer Pension Plan Amendments Act of 1980, imposes

certain contingent liabilities upon an employer who is a

contributor to a
multiemployer pension plan if the employer withdraws

from the plan or the plan is terminated or experiences a mass withdrawal.

While the Company may also have additional liabilities imposed by law as a result of its participation in the multiemployer defined
benefit pension plan, there is
no

liability as of December 31, 2020.

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

Cash Flows
Contributions
The Company expects to make minimum cash contributions

of approximately
$10.0

million to its pension plans (approximately
$5.9

million U.S. and
$4.1

million Foreign) and approximately
$0.3

million to its other postretirement benefit plan in 2021.
Estimated Future Benefit Payments
Excluding any impact related to the PPA

noted above, the following benefit payments, which reflect

expected future service, as
appropriate, are expected to be paid:
Other Post-
Pension Benefits Retirement
Foreign U.S. Total Benefits
2021 $
6,658
$
5,923
$
12,581
$
286
2022
6,939
5,298
12,237
278
2023
7,024
6,072
13,096
265
2024
6,745
6,234
12,979
245
2025
7,394
6,228
13,622
226
2025 to 2029
42,522
30,443
72,965
923

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

94
The Company maintains a plan under which supplemental

retirement benefits are provided to certain officers.

Benefits payable
under the plan are based on a combination of years of

service and existing postretirement benefits.

Included in total pension costs are
charges of $
2.5

million, $
1.8

million and $
1.6

million for the years ended December 31, 2020, 2019 and 2018,

respectively,
representing the annual accrued benefits under this

plan.
Defined Contribution Plan
The Company has a 401(k) plan with an employer

match covering a majority of its U.S. employees.

The plan allows for and the
Company previously paid a nonelective contribution

on behalf of participants who have completed one year

of service equal to 3% of
the eligible participants’ compensation in the form

of Company common stock.

During 2019 and 2018, the Company made both non-
elective and elective 401(k) matching contributions

in cash, rather than stock.

Beginning in April 2020, the Company began matching
both non-elective and elective 401(k) contributions in

fully vested shared

of the Company’s common

stock rather than cash.

See Note
8 of Notes to Consolidated Financial Statements.

Total Company

contributions were $
5.7

million, $
4.0

million and $
3.1

million for
the years ended December 31, 2020, 2019 and 2018,

respectively.

Note 22 – Other Non-Current Liabilities
Other non-current liabilities as of December 31, 2020

and 2019 were as follows:

2020 2019
Inactive subsidiary litigation and settlement reserve $
542

$
19,678
Non-current income taxes payable
8,500
8,500
Uncertain tax positions (includes interest and penalties)

28,961

24,609
Fair value of interest rate swaps

4,672

415
Environmental reserves
4,610
5,259
Deferred and other long-term compensation
6,257
6,625
Other
1,627
1,298
Total other

non-current liabilities
$
55,169

$
66,384
The line item Inactive subsidiary litigation and settlement

reserve in the table above was previously titled Restricted insurance settlement and has been updated in the current year

related to the December 2020 termination of restrictions on

the previously
restricted amounts, as described in Note 12 of Notes to

Consolidated Financial Statements.
Note 23 – Equity and Accumulated Other Comprehensive

Loss

The Company has
30,000,000

shares of common stock authorized with a par value

of $
1
, and
17,850,616

and
17,735,162

shares
issued and outstanding as of December 31, 2020

and 2019, respectively.

The change in shares issued and outstanding during 2020
was primarily related to 49,906

shares issued for share-based compensation plans and
65,548

shares issued for the exercise of stock
options and other share activity.

The Company is authorized to issue
10,000,000

shares of preferred stock with $
1

par value, subject to approval by the Board of
Directors.

The Board of Directors may designate one or more series of preferred stock and the number of shares, rights, preferences,
and limitations of each series.

As of December 31, 2020, no preferred stock had been issued.
The Company has a share repurchase program that was approved by its Board of Directors in 2015 for the repurchase of up to
$
100.0

million of Quaker Chemical Corporation common stock.

The Company has not repurchased any shares under the program for
the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, there was approximately $
86.9

million of common
stock remaining to be purchased under this share repurchase

program.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

95
The following table shows the reclassifications from and

resulting balances of AOCI for the years ended December

31, 2020,
2019 and 2018:
Defined
Unrealized
Gain (Loss) in Currency Benefit
Translation Pension
Available-for

-
Derivative
Adjustments Plans Sale Securities Instruments Total
Balance as of December 31, 2017 $
(31,893)
$
(34,093)
$
886
$
—
$
(65,100)
Other comprehensive (loss) income before

reclassifications
(17,429)
1,543
(2,622)
—
(18,508)
Amounts reclassified from AOCI
—
3,085
435
—
3,520
Related tax amounts
—
(1,086)
459
—
(627)
Balance as of December 31, 2018
(49,322)
(30,551)
(842)
—
(80,715)
Other comprehensive income (loss) before

reclassifications
4,754
(8,088)
2,951
(415)
(798)
Amounts reclassified from AOCI
—
3,169
(301)
—
2,868
Related tax amounts
—
937
(557)
95
475
Balance as of December 31, 2019
(44,568)
(34,533)
1,251
(320)
(78,170)
Other comprehensive income (loss) before

reclassifications
41,693
(6,617)
2,848
(4,257)
33,667
Amounts reclassified from AOCI
—
24,141
(202)
—
23,939
Related tax amounts
—
(6,458)
(555)
979
(6,034)
Balance as of December 31, 2020 $
(2,875)
$
(23,467)
$
3,342
$
(3,598)
$
(26,598)
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

Measurements at December 31, 2020
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance

$
1,961
$
—
$
1,961
$
—
Total $
1,961
$
—
$
1,961
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

The Company did not hold any Level 3 investments as of December

31, 2020 or 2019,

respectively, so

related disclosures have
not been included.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

96
Note 25 – Hedging Activities
In order to satisfy certain requirements of the Credit

Facility as well as to manage the Company’s

exposure to variable interest
rate risk associated with the Credit Facility,

in November 2019, the Company entered into $
170.0

million notional amounts of three-
year interest rate swaps.

See Note 20 of Notes to Consolidated Financial Statements.

These interest rate swaps are designated as cash
flow hedges and, as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in
AOCI to the extent effective and reclassified

to interest expense in the period during which the transaction effects earnings or it
becomes probable that the forecasted transaction will not occur.

The Company did not utilize derivatives designated as cash flow hedges during the year ended December 31, 2018.
The balance sheet classification and fair values of the

Company’s derivative instruments,

which are Level 2 measurements, are as
follows:
Fair Value
Consolidated Balance Sheet December 31,
Location 2020 2019
Derivatives designated as cash flow hedges:
Interest rate swaps Other non-current liabilities $
4,672
$
415
$
4,672
$
415
The following table presents the net unrealized loss deferred to

AOCI:
December 31,
2020 2019
Derivatives designated as cash flow hedges:
Interest rate swaps AOCI $
3,598
$
320
$
3,598
$
320
The following table presents the net loss reclassified from

AOCI to earnings:
For the Years

Ended
December 31,
2020 2019 2018
Amount and location of (expense) income reclassified

from AOCI into (expense) income (Effective Portion) Interest expense, net $
(1,754)
$
29
$
—
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

In 2020, the Santa Ana Regional Water

Quality Control Board asked that ACP conduct some
additional indoor and outdoor soil vapor testing on and

near the ACP site to confirm that ACP continues to meet the applicable local
standards and ACP has begun the testing program.

As of December 31, 2020,

ACP believes it is close to meeting the conditions

for
closure of the remaining groundwater treatment system

but continues to operate this system while in discussions with the relevant
authorities.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

97
As of December 31, 2020, the Company believes that

the range of potential-known liabilities associated with the balance of ACP
water remediation program is approximately $
0.1

million to $
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

2007 for $
15.0

million and $
20.0

million, respectively.

The proceeds of both settlements were restricted and could

only be used to pay claims and costs of defense associated with the
subsidiary’s asbestos litigation.

In 2007, the subsidiary and the remaining primary insurance

carrier entered into a Claim Handling
and Funding Agreement, under which the carrier is paying
27
% of defense and indemnity costs incurred by or on behalf

of the
subsidiary in connection with asbestos bodily injury

claims.

The agreement continues until terminated and can only

be terminated by
either party by providing a minimum of two years prior

written notice.

As of December 31, 2020,

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

Company’s own
insurance and the Company’s

strong defenses to claims that it should be held responsible for the subsidiary’s obligati

ons because of
the parent-subsidiary relationship, the Company believes

it is not probable that the Company will incur losses.

The Company has
been successful to date having any claims naming it

dismissed during initial proceedings.

Since the Company may be in this stage of
litigation for some time, it is not possible to estimate additional losses or range of loss, if any.

As a result of the closing of the Combination on August

1, 2019, the Company is party to environmental matters related to certain
Houghton domestic and foreign properties currently or previously owned, described below.

These environmental matters primarily
require the Company to perform long-term monitoring

as well as operating and maintenance at each of the applicable sites.

The
Company continually evaluates its obligations related to such matters, and based on historical costs incurred and projected costs to be
incurred over the next 28 years, has estimated the present

value range of costs for all of the Houghton environmental

matters, on a
discounted basis, to be between approximately $
5.5

million and $
6.5

million as of December 31, 2020, for which $
6.0

million is
accrued within other accrued liabilities and other non-current liabilities on the Company’s

Consolidated Balance Sheet as of
December 31, 2020.

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
Companhia Ambiental do Estado de São Paulo (“CETESB”).

Based on review of the updated investigation data, CETESB issued

a

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

98
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

These environmental matters primarily require the Company

to perform long-
term monitoring as well as operating and maintenance

at each of the applicable sites.

The Company believes, although there can be no assurance

regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.

Approximately $
0.1
million and $
0.2

million were accrued as of December 31, 2020 and 2019, respectively,

to provide for such anticipated future
environmental assessments and remediation costs.
During the fourth quarter of 2020, one of the Company’s

subsidiaries received a notice of inspection from a taxing authority in a
country where certain of its subsidiaries operate which

related to a non-income (indirect) tax that may be applicable to certain products
the subsidiary sells.

To date, the Company

has not received any assessment from the authority related

to potential liabilities that may
be due from the Company’s

subsidiary.

Consequently, there is substantial uncertainty

with respect to the Company’s

ultimate liability
with respect to this indirect tax, as the application of

this tax in its given

market is ambiguous and interpreted differently among

other
peer companies and taxing authorities.

The Company, with

assistance from independent experts, has performed an

evaluation of the
applicability of this indirect tax to the Company’s

subsidiaries in this country.

Information available to the Company at this time is
only sufficient to establish a range of probable

liability, and no amount

within the range is considered a better estimate than another.

Based on this evaluation, the Company recorded a liability

of $
1.5

million in other accrued liabilities, which reflects the low end of the
range of probable indirect tax owed, including interest

and taking into account applicable statutes of limitations.

Because these
amounts in part relate to a Houghton entity acquired

in the Combination and for periods prior to the Combination, the

Company has
submitted an indemnification claim with Houghton’s

former owners related to this potential indirect tax liability.

The Company
recorded a receivable in other assets for approximately $
1.1

million, which reflects the amount of the $
1.5

million recorded liability
for which the Company anticipates being indemnified.

The impact of this indirect tax, net of the recorded indemnification asset, was
approximately $
0.4

million and was recorded as a component of SG&A during

the fourth quarter of 2020.

As noted, the Company
believes there is substantial uncertainty with respect to

its ultimate liability given the ambiguous application of this indirect tax.

At
this time, the Company’s

best estimate of a potential range for possible assessments, including additional amounts that may be
assessed under these indirect tax laws, would be approximately

$
0.4

million to $
34

million, which is net of approximately $
9

million
of estimated income tax deductions and approximately $
22

million of applicable rights to indemnification from Houghton’s former
owners.
The Company is party to other litigation which management

currently believes will not have a material adverse

effect on the
Company’s results of

operations, cash flows or financial condition. In addition,

the Company has an immaterial amount of contractual
purchase obligations.

Note 27 – COVID-19 Global Pandemic
In early 2020, a global outbreak of COVID-19 occurred

initially in China and then across all locations where the Company does business, and which continued throughout the rest of the

year.

In March 2020, the World

Health Organization formally identified the
COVID-19 outbreak as a pandemic.

In an effort to halt the outbreak of COVID-19,

the governments of impacted countries, including
but not limited to the U.S., the European Union, and

China, have taken various actions to reduce its spread, including travel
restrictions, shutdowns of businesses deemed nonessential,

and stay-at-home or similar orders.

This outbreak and associated
measures to reduce its spread have caused significant disruptions to the operations of the Company and its suppliers and customers.

The disruptions and negative impact to the Company

include significant volume declines and lower net sales initially at its China subsidiaries in the first quarter of 2020 and beginning

in late March continued throughout the rest of 2020 at almost all of its other
sites as the global economy slowed significantly in response to the pandemic.

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

that

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
(
Dollars in thousands, except share and per share amounts,

unless otherwise stated
)

99
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
have on the Company’s

operations in the future as they are subject to significant uncertainties relating to the ultimate geographic
spread of the virus, the incidence and severity of

the symptoms, the duration or resurgence of the outbreak,

the length of the travel
restrictions and business closures imposed by governments

of impacted countries, and the economic response by governments of
impacted countries.

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
December 31, 2020 because of the material weaknesses in

our internal control over financial reporting, as described

below.
Notwithstanding these material weaknesses, the Company

has concluded that the audited consolidated financial statements included in this Report present fairly,

in all material respects, the financial position of the Company as of December 31, 2020 and
2019, and the results of its operations and its cash flows

and changes in equity for each of the years in the three

-year period ended
December 31, 2020, in conformity with accounting

principles generally accepted in the United States.
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

31, 2020.

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

We identified

certain deficiencies in our
application

of the principles associated with the COSO framework that

management concluded constituted a material weakness.

We
did not design and maintain effective controls in

response to the risks of material misstatement.

Specifically, changes

to existing
controls or the implementation of new controls were not

sufficient to respond to changes to the risks of material

misstatement in
financial reporting as a result of becoming a larger,

more complex global organization due to the Combination.

This material
weakness also contributed to an additional material weakness as we did not design and maintain effective controls

over the review of
pricing, quantity and customer data to verify that revenue

recognized was complete and accurate.

These material weaknesses did not
result in material misstatements to the interim or annual

consolidated financial statements.

However, these material weaknesses could
result in misstatements to our account balances and disclosures that could result in a material misstatement to the interim

or annual
consolidated financial statements that would not be

prevented or detected.

Therefore, management concluded that the Company’s
internal control over financial reporting was not effective

as of December 31, 2020.
Management has excluded the internal controls of Tel

Nordic ApS and Coral Chemical Company from our assessment of internal control over financial reporting as of December 31, 2020,

because these entities were acquired by the Company in

purchase business
combinations in May 2020 and December 2020, respectively.

These excluded entities are wholly owned subsidiaries, whose total
assets represent less than 1% and approximately 2%,

respectively, and whose

total revenues each represent less than 1%, of the related
consolidated financial statement amounts as of and

for the year ended December 31, 2020.
The effectiveness of the Company’s

internal control over financial reporting as of December 31,

2020 has been audited by
PricewaterhouseCoopers LLP,

an independent registered public accounting firm, as

stated in its report which is included in “Item 8.
Financial Statements and Supplementary Data.”
Progress on Remediation of

Material Weaknesses
The aforementioned material weaknesses, as well as the remediated business combination material weakness discussed below,
were previously disclosed in “Item 9A. Controls and Procedures.”
in the Company’s 2019

Form 10-K.

The Company and its Board
of Directors are committed to maintaining a strong

internal control environment.

Since identifying the material weaknesses, the
Company has dedicated a significant amount of time

and resources to remediate all of the previously identified material weaknesses as
quickly and effectively as possible.

In 2020, the Company dedicated multiple internal resources

and supplemented those internal
resources with various third-party specialists to assist with the formalization of a robust and detailed remediation

plan.

In undertaking

remediation activities, the Company has hired additional

personnel dedicated to financial and information technology

compliance to
further supplement its internal resources.

In addition, the Company has established a global network

of personnel to assist local
management in understanding control performance and

documentation requirements.

In order to sustain this network, the Company
conducts periodic trainings and hosts discussions to address questions on a current basis.

However,

the impact of COVID-19,
including travel restrictions and remote work arrangements

required the Company to adapt and make changes to its internal controls
integration plans as well as its remediation plans, and

has presented and is expected to continue to present challenges with regards to
the timing of the Company’s

remediation and integration plan activities.

In addition, the Company was executing its plan of
remediation in the current year while also integrating

its past Houghton and Norman Hay acquisitions into the Company’s control
framework.
Remediation of Business Combination Material Weakness

Through these efforts described above, the

Company was able to implement its plan to remediate the previously identified
material weakness concerning the reliability of data used

to support the reasonableness of certain assumptions in the accounting for
business combinations, including updating the Company’s

design and documentation as well as implementing changes to

certain
internal controls to specifically address this control deficiency.

The Company was able to document, test and evaluate the updated internal controls in the given year so as to successfully

remediate this material weakness as of December 31, 2020.

Management’s

Remediation Initiatives for the Risk Assessment and Revenue

– Price and Quantity Material Weaknesses
Despite the challenges brought on by COVID-19 and

driven by the Company’s

priority of creating a long-term sustainable control
structure to ensure stability for a Company that has more

than doubled in size since August 2019, the Company did

make substantial
strides towards remediating the underlying causes of the

previously disclosed material weaknesses in our risk assessment process

and
within our revenue process in the current year,

as further discussed below.
Risk Assessment –
Specific to the material weakness in our risk assessment process that was previously disclosed in
“Item 9A.
Controls and Procedures.”
in the Company’s 2019

Form 10-K , we previously determined that our risk assessment process was not
designed adequately to respond to changes to the

risks of material misstatement to financial reporting.

In order to remediate this
material weakness, we have designed and implemented

an improved risk assessment process, including identifying

and assessing
those risks attendant to the significant changes within the

Company as a result of becoming a larger,

more complex global
organization due to the Combination.

During 2020, a full review was performed of our processes and controls across significant
locations in order to identify and address potential design

gaps.

In addition to individual transactional-level control enhancements, this review resulted in (i) an enhanced financial statement

risk assessment, (ii) the standardization of existing legal entity and newly
implemented segment quarterly analytics and quarterly

closing packages completed by key financial reporting

personnel, (iii) a global
account reconciliation review program and (iv) enhancements

to our quarterly identification and reassessment of new and

existing
business and information technology risks that could

affect our financial reporting.

Monitoring is also performed through our
enhanced quarterly controls certification process, whereby

changes in business or information technology processes or control owners
are identified and addressed timely.

Although we have implemented and tested the additional controls as noted in our remediation
plan and found them to be effective, this material

weakness will not be considered remediated as of December

31, 2020 due to the
Revenue – Price and Quantity material weakness, discussed

below.

Once the Revenue – Price and Quantity material weakness is
remediated, we expect the Risk Assessment material weakness will also be remediated.

Revenue – Price and Quantity –
Specific to the material weakness in our revenue process that was previously disclosed in
“Item 9A.
Controls and Procedures.”
in the Company’s 2019

Form 10-K, we did not design and maintain effective

controls over the review of
pricing, quantity and customer data to verify that revenue

recognized was complete and accurate.

In order to remediate this material
weakness, the Company has made significant progress in

its redesign of certain aspects of its revenue process and

related controls
during 2020.

As of the date of this report on Form 10-K, the Company has identified and agreed upon design enhancements and
requirements for each revenue sub-process.

The design includes enhancements to entity-level and

transactional-level manual controls
as well as IT general and application controls and the

Company is in the process of implementing these design changes both centrally
and locally.

However, because the additional

controls had not been implemented and tested as of December

31, 2020, this material
weakness is not yet remediated.

This existing material weakness will not be considered remediated until the applicable remedial
controls operate for a sufficient period of

time and management has concluded, through testing, that the controls are operating
effectively.

Given the significant resources the Company has dedicated

to remediation of its material weaknesses, the Company is committed to remediation and expects that in 2021 it will successfully implement the enhanced design of its revenue processes and have a
sufficient operational effectiveness period

to evidence material weakness remediation over its price and quantity material weakness
and, concurrently,

evidence material weakness remediation over its risk assessment material weakness in 2021 as well.

Changes in Internal Control Over Financial

Reporting
As required by Rule 13a-15(d) under the Exchange Act,

our management, including our principal executive officer

and principal
financial officer, has

evaluated our internal control over financial reporting to

determine whether any changes to our internal control
over financial reporting occurred during the fourth quarter

of the year ended December 31, 2020 that have materially affected,

or are

reasonably likely to materially affect, our

internal control over financial reporting.

Based on that evaluation, there were no changes
that have materially affected, or are reasonably

likely to materially affect, our internal control over financial reporting during the
fourth quarter of the year ended December 31, 2020.
Item 9B.

Other Information.
As previously reported by the Company on February 25,

2021, Michael F.

Barry on February 24, 2021 informed the Board of
Directors of the Company (the “Board”) that he plans to

retire as President and Chief Executive Officer

of Quaker Houghton on
December 31, 2021.

Mr. Barry,

who has been nominated for re-election as a director at

the 2021 annual meeting of the Company’s
shareholders, is expected to serve his full three-year term

as a director and will retain the role of Chairman of the Board following his
retirement.

The Board is committed to a strong, orderly process and transition with a comprehensive search that will include internal
and external candidates.

PART

III
Item 10.

Directors, Executive Officers and Corporate Governance.
Incorporated by reference is (i) the information

beginning with and including the caption “Proposal 1—Election of Directors and
Nominee Biographies” in Quaker Houghton’s

definitive Proxy Statement relating to the 2021 Annual

Meeting of Shareholders, to be
filed with the Securities and Exchange Commission no

later than 120 days after the close of its fiscal year ended

December 31, 2020
(the “2021 Proxy Statement”) to, but not including,

the sub-caption “Governance Committee Procedures for Selecting

Director
Nominees,” (ii) the information appearing in Item 4(a)

of this Report, (iii) the information in the 2021 Proxy Statement beginning with
and including the caption, “Delinquent Section 16(a)

Reports” to, but not including, the caption “Certain Relationships and Related
Transactions,” (iv) the information in

the 2021 Proxy Statement beginning with and including the

sub-caption “Code of Conduct” to,
but not including, the caption “Compensation Committee

Interlocks and Insider Participation,” and (v) the information in the 2021
Proxy Statement beginning with and including the

sub-caption “Shareholder Nominations and Recommendations”

to, but not
including, the sub-caption “Board Oversight

of Risk.”

Information about our Executive Officers is included

in Item 4(a) of this
Report.
Item 11.

Executive Compensation.
Incorporated by reference is (i) the information

in the 2021 Proxy Statement beginning with and including the caption
“Compensation Committee Interlocks and Insider Participation”

to, but not including the caption “Stock Ownership of

Certain
Beneficial Owners and Management.”
Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.

Incorporated by reference is the information in the 2021

Proxy Statement beginning with and including the caption

“Stock
Ownership of Certain Beneficial Owners and Management”

to, but not including, the caption “Delinquent Section 16(a)

Reports.”
Equity Compensation Plans
The following table sets forth certain information

relating to the Company’s equity

compensation plans as of December 31, 2020.

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
110,336

$
143.51

650,060

(1)
Equity compensation plans not approved

by security holders — — —
Total
110,336

$
143.51

650,060

(1)

(1)
As of December 31, 2020, 304,900 of these shares were

available for issuance as restricted stock awards under

the Company’s
2001 Global Annual Incentive Plan, 283,508 shares were

available for issuance upon the exercise of stock options and/or as restricted stock awards and/or restricted stock unit awards

under the Company’s 2016

Long-Term Performance

Incentive Plan, and
61,652 shares were available for issuance under the

2013 Director Stock Ownership Plan.
Item 13.

Certain Relationships and Related Transact

ions, and Director Independence.

Incorporated by reference is (i) the information

in the 2021 Proxy Statement beginning with and including the caption

“Certain
Relationships and Related Party Transactions”

to, but not including, the caption “Proposal 2 — Ratification of

Appointment of
Independent Registered Public Accounting Firm,” (ii)

the information in the 2021 Proxy Statement beginning with

and including the
sub-caption “Director Independence” to, but not including,

the sub-caption “Governance Committee Procedures for Selecting

Director
Nominees,” and (iii) the information in the 2021 Proxy

Statement beginning with and including the caption “Meetings

and
Committees of the Board” to, but not including, the

caption “Compensation Committee Interlocks and Insider Participation.”
Item 14.

Principal Accountant Fees and Services.
Incorporated by reference is the information in the 2021

Proxy Statement beginning with and including the sub-caption

“Audit
Fees” to, but not including, the statement recommending

a vote for ratification of the appointment of PricewaterhouseCoopers

LLP as
the Company’s independent

registered public accounting firm for the year ending December

31, 2021.

PART

IV

Item 15.

Exhibits and Financial Statement Schedules.
(a)

Exhibits and Financial Statement Schedules
1.

Financial Statements and Supplementary Data

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm

44
Consolidated Statements of Income

47
Consolidated Statements of Comprehensive Income
48
Consolidated Balance Sheets

49
Consolidated Statements of Cash Flows

50

Consolidated Statements of Changes in Equity

51
Notes to Consolidated Financial Statements

52
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

2.1 —
Share Purchase Agreement, dated April 4, 2017, by and among Quaker Chemical Corporation, a Pennsylvania corporation, Gulf Houghton Lubricants, Ltd., an exempte d company incorporated under the laws of the Cayman Islands,
Global Houghton Ltd., an exempted company incorporated under the laws of the Cayman Islands, and certain members of the management of Global Houghton Ltd. and Gulf Houghton Lubricants, Ltd., as agent for the Sellers. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K, filed on April 5, 2017. ***
3.1 —
Amended and Restated Articles of Incorporation (as amended through July 24, 2019). Incorporated by reference to
Exhibit 3.1 as filed by the Registrant with its quarterly report on Form 10-Q on August 1, 2019.
3.2 —
Restated By-laws (effective May 6, 2015, as amended through March 27, 2020). Incorporated by reference to Exhibit
3.2 as filed by Registrant within its quarterly report on Form 10-Q on May 11, 2020.
4.1 —
Registration Rights, dated August 1, 2019, issued to certain members of the management of Global Houghton Ltd. and
Gulf Houghton Lubricants, Ltd. by Quaker Chemical Corporation. Incorporated by reference to Exhibit 4.5 as filed by
Registrant on Form S-3 on August 29, 2019
.
4.2 —
Description of Quaker Houghton common stock. Incorporated by reference to Exhibit 4.2 as filed by the Registrant with
Form 10-K for the year ended 2019.
4.3 —
Convertible Note, Dated May 7, 2020, by and among Quaker Chemical Corporation, TEL Nordic Holdings ApS, and
Lars Skogstad-Jensen. Incorporated by reference to Exhibit 4.3 as filed by Registrant on Form S-3 on May 19, 2020.
10.1 —
Settlement Agreement and Release between Registrant, an inactive subsidiary of the Registrant, and Hartford Accident and Indemnity Company dated December 12, 2005. Incorporated by reference to Exhibit 10 (nnn) as filed by the
Registrant with Form 10-K for the year 2005.
10.2 —
Settlement Agreement and Release between Registrant, an inactive subsidiary of Registrant and Federal Insurance
Company dated March 26, 2007. Incorporated by reference to Exhibit 10(zzz) as filed by the Registrant with Form 10-
Q for the quarter ended March 31, 2007.
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

†
10.11 —
Employment Agreement by and between Dieter Laininger and Quaker Chemical B.V., a subsidiary of the registrant, dated June 1, 2011, effe ctive June 15, 2011. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with
Form 10-Q for the quarter ended June 30, 2011
.

†
10.12 —
Change in Control Agreement by and between Registrant and Dieter Laininger dated May 31, 2011, effective June 15,
2011. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended June
30, 2011
.

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
2019
.†
10.15 —
Form of Memorandum of Employment by and between the Registrant and certain executive officers (including Robert
Traub, Jeewat Bijlani, Kym Johnson and David Slinkman). Incorporated by reference to Exhibit 10.3 as filed by the
Registrant with Form 10-Q, filed on November 12, 2019
.†
10.16 —
Form of Change of Control Agreement by and between the Registrant and certain executive officers (including Robert
Traub, Jeewat Bijlani, Kym Johnson and David Slinkman). Incorporated by reference to Exhibit 10.4 as filed by the
Registrant with Form 10-Q, filed on November 12, 2019
.†
10.17 —
Memorandum of Employment by and between Registrant and Mary Dean Hall, dated and effective November 30,
2015. Incorporated by reference to Exhibit 10.60 as filed by the Registrant with Form 10-K for the year ended 2015
.†
10.18 —
Change in control agreement by and between Registrant and Mary Dean Hall, dated and effective November 30, 2015.

Incorporated by reference to Exhibit 10.61 as filed by the Registrant with Form 10-K for the year ended 2015
.

†
10.19 —
Terms and Conditions of Employment by and between Quaker Chemical Ltd and Adrian Steeples, dated December 7,
2010. Incorporated by reference to Exhibit 10.19 as filed by the Registrant with Form 10-K for the year ended 2019.†
10.20 —
Amendment to Terms and Conditions of Employment by and between Quaker Chemical Ltd and Adrian Steeples, dated June 15, 2011. Incorporated by reference to Exhibit 10.20 as filed by the Registrant with Form 10-K for the year ended 2019. †
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
10.25 —
2011 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed on March 31, 2011
.

†
10.26 —
Form of Restricted Stock Unit Agreement for executive officers and other employees under Registrant’s 2011 Long-
Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-
Q for the quarter ended March 31, 2012
.

†
10.27 —
2016 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed on March 28, 2016. †
10.28 —
Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2016 Long-
Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 8-K filed on May 6, 2016. †
10.29 —
Form of Restricted Stock Unit Agreement for executive officers and other employees under Registrant’s 2016 Long-
Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.4 as filed by Registrant with Form 8-K filed on May 6, 2016. †
10.30 —
Form of Stock Option Agreement for executive officers and other employees under Registrant’s 2016 Long-Term
Performance Incentive Plan. Incorporated by reference to Exhibit 10.30 as filed by the Registrant with Form 10-K for the year ended 2019. †
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
10.35 —
Amendment No. 1, dated as of March 17, 2020, to the Credit Agreement, dated as of August 1, 2019. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K filed on March 17, 2020.
10.36 —
Shareholder Agreement, dated August 1, 2019, among Quaker Chemical Corporation, Gulf Hungary Holding Korlátolt
Felelősségű Társaság, Gulf Oil International, Ltd. and GOCL Corporation Limited. Inc. Incorporated by reference to
Exhibit 10.1 as filed by Registrant with Form 8-K filed on August 2, 2019
.
10.37 —
Non-Competition and Non-Solicitation Agreement, dated as of August 1, 2019, among Quaker Chemical Corporation,
Gulf Houghton Lubricants Ltd., Gulf Oil International, Ltd., GOCL Corporation Limited and Gulf Oil Lubricants
India, Ltd. Incorporated by reference to Exhibit 10.2 as filed by Registrant with Form 8-K filed on August 2, 2019.***
10.38 —
Escrow Agreement, dated August 1, 2019, among Quaker Chemical Corporation, Gulf Houghton Lubricants, Ltd. and
Citibank N.A. Incorporated by reference to Exhibit 4.4 as filed by Registrant on Form S-3 on August 29, 2019.***
10.39 —
Amendment No 1, effective March 1, 2020, to the Quaker Houghton Retirement Savings Plan. Incorporated by
reference to Exhibit 10.2 as filed by the Registrant with its quarterly report on Form 10-Q on May 11, 2020. †
10.40 —
Amendment No 2, effective February 10, 2020, to the Quaker Houghton Retirement Savings Plan. Incorporated by
reference to Exhibit 10.1 as filed by the Registrant with its quarterly report on Form 10-Q on August 5, 2020. †
10.41 —
Amendment No 3, effective April 17, 2020, to the Quaker Houghton Retirement Savings Plan. Incorporated by
reference to Exhibit 10.2 as filed by the Registrant with its quarterly report on Form 10-Q on August 5, 2020. †

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

Date: March 1, 2021

Pursuant to the requirements of the

Securities Exchange Act of 1934, this Report has been signed below by the following
persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures Capacity Date
/s/

MICHAEL F. BARRY
Principal Executive Officer and March 1, 2021
Michael F. Barry

Director
Chairman of the Board, Chief Executive Officer and President
/s/

MARY DEAN HALL
Principal Financial Officer March 1, 2021
Mary Dean Hall
Senior Vice President, Chief Financial Officer and Treasurer

/s/

SHANE W. HOSTETTER
Principal Accounting Officer March 1, 2021
Shane W. Hostetter
Vice President, Finance and Chief Accounting Officer
/s/

DONALD R. CALDWELL
Director March 1, 2021
Donald R. Caldwell
/s/

CHARLOTTE C. DECKER
Director March 1, 2021
Charlotte C. Decker
/s/

MARK A. DOUGLAS
Director March 1, 2021
Mark A. Douglas
/s/

JEFFRY D. FRISBY
Director March 1, 2021
Jeffry D. Frisby
/s/

WILLIAM H. OSBORNE
Director March 1, 2021
William H. Osborne
/s/

ROBERT H. ROCK
Director March 1, 2021
Robert H. Rock
/s/

FAY

WEST
Director March 1, 2021
Fay West
/s/

SANJAY HINDUJA
Director March 1, 2021
Sanjay Hinduja
/s/

RAMASWAMI SESHASAYEE
Director March 1, 2021
Ramaswami Seshasayee
/s/

MICHAEL SHANNON
Director March 1, 2021
Michael Shannon