Form 10-Q
period 2021-03-31
QUAKER CHEMICAL CORP
filed 2021-05-06
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM
10-Q

☒
QUARTERLY

REPORT PURSUANT TO SECTION

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934
For the quarterly period ended
March 31, 2021

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
Outstanding on April 30, 2021

17,873,331

QUAKER CHEMICAL CORPORATION

AND CONSOLIDATED

SUBSIDIARIES

Page
PART

I.

FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and March 31, 2020
2
Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2021 and
March 31, 2020
3
Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020
4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and March 31, 2020
5
Notes to Condensed Consolidated Financial Statements
6
Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.
25
Item 3.

Quantitative and Qualitative Disclosures about Market Risk.
37
Item 4.

Controls and Procedures.
38
PART

II.

OTHER INFORMATION.
40
Item 1.
Legal Proceedings.
40
Item 1A.
Risk Factors.
40
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.
40
Item 6.

Exhibits.
41
Signatures
41

PART

I
FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited).

Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

Unaudited
Three Months Ended March 31,
2021 2020
Net sales $
429,783
$
378,561
Cost of goods sold (excluding amortization expense -

See Note 14)

273,589

244,710

Gross profit

156,194

133,851
Selling, general and administrative expenses

104,310

98,701
Indefinite-lived intangible asset impairment
—
38,000
Restructuring and related charges
1,175
1,716
Combination, integration and other acquisition-related

expenses
5,815
7,878

Operating income (loss)

44,894

(12,444)
Other income (expense), net

4,687

(21,175)
Interest expense, net

(5,470)

(8,461)

Income (loss) before taxes and equity in net income of associated companies

44,111

(42,080)
Taxes on income

(loss) before equity in net income of associated companies

10,689

(13,070)

Income (loss) before equity in net income of associated companies

33,422

(29,010)
Equity in net income of associated companies

5,210

666

Net income (loss)

38,632
(28,344)
Less: Net income attributable to noncontrolling interest
17
37

Net income (loss) attributable to Quaker Chemical Corporation
$
38,615
$
(28,381)
Earnings per common share data:

Net income (loss) attributable to Quaker Chemical Corporation common
shareholders – basic $
2.16
$
(1.60)
Net income (loss) attributable to Quaker Chemical Corporation common

shareholders – diluted $
2.15
$
(1.60)
Dividends declared $
0.395
$
0.385

The accompanying notes are an integral

part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive

Income
(Dollars in thousands)

Unaudited
Three Months Ended March 31,

2021 2020
Net income (loss) $
38,632
$
(28,344)
Other comprehensive (loss) income, net of tax
Currency translation adjustments
(25,461)
(54,751)
Defined benefit retirement plans
1,292
16,957
Current period change in fair value of derivatives
562
(3,981)
Unrealized loss on available-for-sale securities
(3,025)
(1,711)
Other comprehensive loss
(26,632)
(43,486)

Comprehensive income (loss)
12,000
(71,830)
Less: Comprehensive (income) loss attributable to noncontrolling interest
(15)
95
Comprehensive income (loss) attributable to Quaker Chemical Corporation $
11,985
$
(71,735)

The accompanying notes are an integral

part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value and share amounts)

Unaudited
March 31,

December 31,
2021 2020
ASSETS

Current assets

Cash and cash equivalents
$
163,455
$
181,833
Accounts receivable, net

411,523

372,974
Inventories
Raw materials and supplies
97,631
86,148
Work-in-process

and finished goods
110,147
101,616
Prepaid expenses and other current assets

48,285

50,156
Total current

assets

831,041

792,727
Property, plant and

equipment, at cost
416,514
423,253
Less accumulated depreciation
(220,724)
(219,370)
Property, plant and

equipment, net

195,790

203,883
Right of use lease assets
38,027
38,507
Goodwill

627,574

631,212
Other intangible assets, net

1,075,343

1,081,358
Investments in associated companies

96,213

95,785
Deferred tax assets

17,057

16,566
Other non-current assets

31,906

31,796
Total assets $
2,912,951
$
2,891,834

LIABILITIES AND EQUITY

Current liabilities

Short-term borrowings and current portion of long-term debt $
43,330
$
38,967
Accounts and other payables

214,015

198,872
Accrued compensation

29,091

43,300
Accrued restructuring
5,970
8,248
Other current liabilities

104,029

93,573
Total current

liabilities

396,435

382,960
Long-term debt

859,433

849,068
Long-term lease liabilities
27,050
27,070
Deferred tax liabilities

186,031

192,763
Other non-current liabilities

114,549

119,059
Total liabilities

1,583,498

1,570,920
Commitments and contingencies (Note 19)
Equity

Common stock, $
1

par value; authorized
30,000,000

shares; issued and

outstanding 2021 –
17,875,076

shares; 2020 –
17,850,616

shares
17,875
17,851
Capital in excess of par value

908,748

905,171
Retained earnings

455,493

423,940
Accumulated other comprehensive loss

(53,228)

(26,598)
Total Quaker

shareholders’ equity

1,328,888

1,320,364
Noncontrolling interest

565
550
Total equity
1,329,453
1,320,914
Total liabilities and

equity
$
2,912,951
$
2,891,834

The accompanying notes are an integral

part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

Unaudited
Three Months Ended March 31,

2021 2020
Cash flows from operating activities

Net income (loss)

$
38,632
$
(28,344)
Adjustments to reconcile net income (loss) to net cash (used

in) provided by operating
activities:

Amortization of debt issuance costs
1,187
1,187
Depreciation and amortization

22,145

21,197
Equity in undistributed earnings of associated companies,

net of dividends

(5,105)

4,285
Acquisition-related fair value adjustments related to inventory
801
—
Deferred compensation, deferred taxes and other,

net
(9,888)
(22,988)
Share-based compensation

3,779

4,682
Gain on disposal of property,

plant, equipment and other assets

(5,410)

(2)
Insurance settlement realized

—

(229)
Indefinite-lived intangible asset impairment
—
38,000
Combination and other acquisition-related expenses, net

of payments
(2,884)
(519)
Restructuring and related charges
1,175
1,716
Pension and other postretirement benefits

(1,034)

22,453
(Decrease) increase in cash from changes in current assets and current

liabilities, net of acquisitions:
Accounts receivable

(46,270)

2,322
Inventories

(24,994)

(10,162)
Prepaid expenses and other current assets

(8,315)

(3,263)
Change in restructuring liabilities
(3,034)
(4,841)
Accounts payable and accrued liabilities

26,597

(5,275)

Net cash (used in) provided by operating activities

(12,618)

20,219
Cash flows from investing activities

Investments in property,

plant and equipment

(3,934)

(4,892)
Payments related to acquisitions, net of cash acquired

(26,655)

(3,160)
Proceeds from disposition of assets
14,744
—
Insurance settlement interest earned

—

31

Net cash used in investing activities

(15,845)

(8,021)
Cash flows from financing activities

Payments of long-term debt

(9,551)

(9,371)
Borrowings on revolving credit facilities, net
30,000
205,500
Repayments on other debt, net
(188)
(185)
Dividends paid

(7,052)

(6,828)
Stock options exercised, other

(178)

(696)
Purchase of noncontrolling interest in affiliates
—
(1,047)
Distributions to noncontrolling affiliate shareholders
—
(751)

Net cash provided by financing activities

13,031

186,622

Effect of foreign exchange rate changes on

cash

(3,008)

(6,424)
Net (decrease) increase in cash, cash equivalents and restricted cash

(18,440)

192,396
Cash, cash equivalents and restricted cash at the beginning

of the period

181,895

143,555
Cash, cash equivalents and restricted cash at the end of

the period
$
163,455
$
335,951

The accompanying notes are an integral

part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

6
Note 1 – Basis of Presentation and Description of Business

Basis of Presentation
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

The results for the
three months ended March 31, 2021 are not necessarily

indicative of the results to be expected for the full year.

These financial
statements should be read in conjunction with the Company’s

Annual Report filed on Form 10-K for the year

ended December 31,
2020 (the “2020 Form 10-K”).

Description of Business
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

Quaker Houghton develops, produces, and markets a broad range of formulated chemical specialty products and offers
chemical management services (which the Company refers

to as “Fluidcare”) for various heavy industrial and manufacturing applications throughout its
four

segments: Americas; Europe, Middle East and Africa (“EMEA”);

Asia/Pacific; and Global Specialty
Businesses.
Hyper-inflationary economies
Based on various indices or index compilations being

used to monitor inflation in Argentina as well as economic

instability,
effective July 1, 2018, Argentina’s

economy was considered hyper-inflationary under U.S.

GAAP.

As a result, the Company began
applying hyper-inflationary accounting with respect

to the Company's wholly owned Argentine

subsidiary beginning July 1, 2018.

In
addition, Houghton has an Argentina

subsidiary to which hyper-inflationary accounting also is applied.

As of, and for the three
months ended March 31, 2021, the Company's Argentine

subsidiaries represented less than
1
% of the Company’s consolidated

total
assets and net sales, respectively.

During the three months ended March 31, 2021 and 2020,

the Company recorded $
0.2

million and
$
0.1

million, respectively, of

remeasurement losses associated with the applicable currency conversions related to Argentina.

These
losses were recorded within foreign exchange (losses) gains,

net, which is a component of other income (expense),

net, in the
Company’s Condensed

Consolidated Statements of Operations.
COVID-19
Management continues to monitor the impact that the COVID-19 pandemic is having on the Company,

the overall specialty
chemical industry,

and the economies and markets in which the Company operates.

The full extent of the COVID-19 pandemic
related business and travel restrictions and changes to

business and consumer behavior intended to reduce its spread are uncertain as of
the date of this Quarterly Report on Form 10-Q for the

period ended March 31, 2021 (the “Report”) as COVID-19

and the responses
of governmental authorities continue to evolve globally.
Further, management continues to

evaluate how COVID-19-related circumstances, such as remote

work arrangements, affect
financial reporting processes, internal control over financial reporting, and disclosure controls and procedures.

While the
circumstances have presented and are expected to continue

to present challenges, at this time, Management does not believe that
COVID-19 has had a material impact on financial reporting

processes, internal control over financial reporting,

and disclosure
controls and procedures.
The Company cannot reasonably estimate the magnitude

of the effects these conditions will have on the Company’s

operations in
the future as they are subject to significant uncertainties

relating to the ultimate geographic spread of the virus,

the incidence and
severity of the symptoms, the duration or resurgence

of the outbreak, the global availability and acceptance of vaccines as well as their
efficacy,

the length of the travel restrictions and business

closures imposed by governments of impacted countries,

and the economic
response by governments of impacted countries.
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

7
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
Note 2 – Business Acquisitions
2021 Acquisitions
In February 2021, the Company acquired a tin-plating

solutions business for the steel end market for approximately $
25

million.

The Company allocated $
19.6

million of the purchase price to intangible assets, comprised of $
18.3

million of customer relationships,
to be amortized over
19

years; $
0.9

million of existing product technology to be amortized over
14

years; and $
0.4

million of a
licensed trademark to be amortized over
3

years.

In addition, the Company recorded $
5.0

million of goodwill related to expected
value not allocated to other acquired assets, all of which

is expected to be tax deductible.

As of March 31, 2021, the allocation of the
purchase price has not been finalized and the one-year

measurement period has not ended.

Further adjustments may be necessary as a
result of the Company’s

on-going assessment of additional information related to the fair value of assets acquired and liabilities
assumed.
Additionally, in

February 2021, the Company acquired a
38
% ownership interest in Grindaix-GmbH (“Grindaix”),

a privately
held, German-based, high-tech provider of coolant control

and delivery systems for approximately
1.4

million EUR or approximately
$
1.7

million.

Grindaix's solutions apply to a wide range of machining processes,

including grinding applications in the metalworking
sector.

The Company recorded the investment in Grindaix as an equity method investment within the Condensed Consolidated
Financial Statements.
The results of operations of the acquired businesses subsequent to the respective acquisition dates are included in

the Condensed
Consolidated Statements of Operations as of March

31, 2021.

Transaction expenses associated with these

acquisitions are included in
Combination, integration and other acquisition-related

expenses in the Company’s Condensed

Consolidated Statements of Operations.

Certain pro forma and other information is not presented,

as the operations of the acquired businesses are not considered material to the overall operations of the Company for the periods presented.

Previous Acquisitions
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
indebtedness levels.

The Company anticipates finalizing its post-closing adjustments for the Coral acquisition in the second quarter of
2021 and currently estimates it will receive approximately

$
0.4

million to settle such adjustments.
The following table presents the preliminary estimated fair

values of Coral net assets acquired:
Measurement December 22,
December 22, Period 2020
2020 (1) Adjustments (as adjusted)
Cash and cash equivalents $
958
$
—
$
958
Accounts receivable
8,473
—
8,473
Inventories
4,527
—
4,527
Prepaid expenses and other assets
181
—
181
Property, plant and

equipment
10,467
652
11,119
Intangible assets
30,300
(500)
29,800
Goodwill
2,814
53
2,867
Total assets purchased
57,720
205
57,925
Long-term debt including current portions and finance leases
183
556
739
Accounts payable, accrued expenses and other accrued

liabilities
3,482
—
3,482
Total liabilities assumed
3,665
556
4,221
Total consideration

paid for Coral
54,055
(351)
53,704
Less: estimated purchase price settlement
—
(351)
(351)
Less: cash acquired 958 — 958
Net cash paid for Coral $
53,097
$
—
$
53,097
(1) As previously disclosed in the Company’s

2020 Form 10-K.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

8
Measurement period adjustments recorded during the first

quarter of 2021 include certain adjustments related to refining original
estimates for assets and liabilities for certain acquired

finance leases, as well the adjustment to reflect the expected settlement of post-
closing working capital and net indebtedness true ups to

the original purchase price.

As of March 31, 2021,

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
of which will be tax deductible.

As of March 31, 2021, the allocation of the purchase price

of TEL has not been finalized and the
one-

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

In October 2019, the Company completed its acquisition

of the operating divisions of Norman Hay plc (“Norman

Hay”), a private
U.K. company that provides specialty chemicals, operating

equipment, and services to industrial end markets.

The acquisition adds
new technologies in automotive, original equipment

manufacturer, and aerospace, as well as engineering

expertise which is expected
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

The
guidance within this accounting standard update

removes certain exceptions, including the exception to the

incremental approach for
certain intra-period tax allocations, to the requirement

to recognize or not recognize certain deferred tax liabilities for equity method
investments and foreign subsidiaries, and to the general

methodology for calculating income taxes in an interim period when a year-to-
date loss exceeds the anticipated loss for the year.

Further, the guidance simplifies the accounting

related to franchise taxes, the step
up in tax basis for goodwill, current and deferred tax

expense, and codification improvements for income taxes related to employee
stock ownership plans.

The guidance is effective for annual and interim

periods beginning after December 15, 2020.

The Company
adopted this standard on a prospective basis, effective

January 1, 2021.

There was no cumulative effect of adoption recorded

within
retained earnings on January 1, 2021.
The FASB issued

ASU 2020-04,
Reference Rate Reform (To

pic 848): Facilitation of the Effects of Reference

Rate Reform on
Financial Reporting

in March 2020.

The FASB subsequently

issued ASU 2021-01,
Reference Rate Reform (Topic

848): Scope

in
January 2021 which clarified the guidance but did

not materially change the guidance or its applicability to

the Company.

The
amendments provide temporary optional expedients and

exceptions for applying U.S. GAAP to contract modifications,

hedging
relationships and other transactions to ease the potential

accounting and financial reporting burden associated with transitioning away
from reference rates that are expected to be discontinued,

including the London Interbank Offered Rate (“LIBOR”).

ASU 2020-04 is
effective for the Company as of March 12,

2020 and generally can be applied through December 31, 2022.

As of March 31, 2021, the
expedients provided in ASU 2020-04 do not presently

impact the Company; however, the Company

will continue to monitor for
potential impacts on its consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

9
Note 4 – Business Segments
The Company’s operating

segments, which are consistent with its reportable segments,

reflect the structure of the Company’s
internal organization, the method by which

the Company’s resources are allocated

and the manner by which the chief operating
decision maker assesses the Company’s

performance.

The Company has
four

reportable segments: (i) Americas; (ii) EMEA; (iii)
Asia/Pacific; and (iv) Global Specialty Businesses.

The three geographic segments are composed of the net

sales and operations in
each respective region, excluding net sales and operations

managed globally by the Global Specialty Businesses segment, which includes the Company’s

container, metal finishing, mining,

offshore, specialty coatings, specialty grease and

Norman Hay businesses.
Segment operating earnings for each of the Company’s

reportable segments are comprised of the segment’s

net sales less directly
related cost of goods sold (“COGS”) and selling, general

and administrative expenses (“SG&A”).

Operating expenses not directly
attributable to the net sales of each respective segment

,

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
months ended March 31, 2021 and 2020:
Three Months Ended
March 31,

2021 2020
Net sales

Americas $
134,871
$
129,896
EMEA

119,814

104,839
Asia/Pacific

96,706

73,552
Global Specialty Businesses

78,392

70,274
Total

net sales
$
429,783
$
378,561
Segment operating earnings
Americas $
32,234
$
29,188
EMEA
25,244
18,359
Asia/Pacific
27,478
19,541
Global Specialty Businesses

24,169

20,560
Total

segment operating earnings

109,125

87,648
Combination, integration and other acquisition-related

expenses
(5,815)
(7,878)
Restructuring and related charges
(1,175)
(1,716)
Fair value step up of acquired inventory sold
(801)
—
Indefinite-lived intangible asset impairment
—
(38,000)
Non-operating and administrative expenses

(40,992)

(38,451)
Depreciation of corporate assets and amortization

(15,448)

(14,047)
Operating income (loss)
44,894
(12,444)
Other income (expense), net
4,687
(21,175)
Interest expense, net

(5,470)

(8,461)
Income (loss) before taxes and equity in net income of

associated companies
$
44,111
$
(42,080)
Inter-segment revenues for the three months ended

March 31, 2021 and 2020 were $
3.3

million and $
2.9

million for Americas,
$
8.8

million and $
5.5

million for EMEA, $
0.1

million and $
0.1

million for Asia/Pacific and $
2.0

million and $
1.3

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

10
Note 5 – Net Sales and Revenue Recognition
Business Description
The Company develops, produces, and markets a broad

range of formulated chemical specialty products and offers

chemical
management services (“Fluidcare”) for various heavy

industrial and manufacturing applications throughout its four segments.

A
significant portion of the Company’s

revenues are realized from the sale of process fluids and services made directly to manufacturers
through its own employees and its Fluidcare programs,

with the balance being handled through distributors and

agents.
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
basis of $
17.8

million and $
12.5

million for the three months ended March 31, 2021 and 2020,

respectively.

As previously disclosed in the Company’s

2020 Form 10-K, during 2020,

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

Refer to the Company’s 2020

Form 10-K for additional information on the Company’s

revenue recognition policies,
including its practical expedients and accounting policy

elections.

Allowance for Doubtful Accounts
As previously disclosed in the Company’s

2020 Form 10-K, during 2020, the Company adopted, as required,

an accounting
standard update related to the accounting and disclosure

of credit losses effective January 1, 2020.

The Company recognizes an
allowance for credit losses, which represents the portion

of its trade accounts receivable that the Company does not expect to collect
over the contractual life, considering past events

and reasonable and supportable forecasts of future economic

conditions.

The
Company’s allowance

for credit losses on its trade accounts receivables

is based on specific collectability facts and circumstances for each outstanding receivable and customer,

the aging of outstanding receivables, and the associated collection risk the Company
estimates for certain past due aging categories, and

also, the general risk to all outstanding accounts receivable based on historical amounts determined to be uncollectible.

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

Consolidated Balance Sheets as of March 31, 2021 or December

31, 2020.
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

Deferred revenues are presented within other current liabilities in the
Company’s Condensed

Consolidated Balance Sheets.

The Company had approximately $
6.3

million and $
4.0

million of deferred
revenue as of March 31, 2021 and December 31, 2020,

respectively.

For three months ended March 31, 2021, the Company

satisfied
all of the associated performance obligations and recognized into revenue the advance payments received and recorded

as of
December 31, 2020.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

11
Disaggregated Revenue
The following tables disaggregate the Company’s

net sales by segment, geographic region, customer industry,

and timing of
revenue recognized for the three months ended March 31,

2021 and 2020.
Three Months Ended March 31,

2021
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
46,793
$
34,274
$
49,743

$
130,810
Metalworking and other
88,078
85,540
46,963
220,581
134,871
119,814
96,706
351,391
Global Specialty Businesses
45,256
20,272
12,864
78,392
$
180,127
$
140,086
$
109,570
$
429,783
Timing of Revenue Recognized
Product sales at a point in time
$
171,594
$
131,162
$
106,399

$
409,155
Services transferred over time
8,533
8,924
3,171
20,628
$
180,127
$
140,086
$
109,570
$
429,783

Three Months Ended March 31,

2020
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
46,673
$
29,888
$
41,589

$
118,150
Metalworking and other
83,223
74,951
31,963
190,137
129,896
104,839
73,552
308,287
Global Specialty Businesses
44,231
16,605
9,438
70,274
$
174,127
$
121,444
$
82,990
$
378,561
Timing of Revenue Recognized
Product sales at a point in time
$
168,802
$
118,423
$
81,156

$
368,381
Services transferred over time
5,325
3,021
1,834
10,180
$
174,127
$
121,444
$
82,990
$
378,561
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
10

years.

In addition, the Company has certain land use leases with remaining lease terms up to
94

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

12
subsidiaries.

The Company has immaterial finance leases, which are

included in property, plant

and equipment, current portion of
long-term debt and long-term debt on the Condensed Consolidated

Balance Sheet.
Operating lease expense is recognized on a straight-line

basis over the lease term.

Operating lease expense for the three months
ended March 31, 2021 and 2020 was $
3.6

million and $
3.4

million, respectively.

Short-term lease expense was $
0.3

million and $
0.5
million for the three months ended March 31, 2021

and 2020, respectively.

The Company has
no

material variable lease costs or
sublease income for the three months ended March 31, 2021 and

2020.

Cash paid for operating leases was $
3.6

million and $
3.4
million during the three months ended March 31, 2021

and 2020,

respectively.

The Company recorded new right of use lease assets
and associated lease liabilities of approximately $
3.1

million during the three months ended March 31, 2021.
Supplemental balance sheet information related to the Company’s leases is as follows:
March 31, December 31,
2021 2020
Right of use lease assets $
38,027
$
38,507
Other current liabilities
10,419
10,901
Long-term lease liabilities
27,050
27,070
Total operating

lease liabilities
$
37,469
$
37,971
Weighted average

remaining lease term (years)
5.9
6.0
Weighted average

discount rate
4.26%
4.20%
Maturities of operating lease liabilities as of March 31,

2021 were as follows:
March 31,
2021
For the remainder of 2021 $
9,269
For the year ended December 31, 2022
9,042
For the year ended December 31, 2023
6,932
For the year ended December 31, 2024
5,194
For the year ended December 31, 2025
4,211
For the year ended December 31, 2026 and beyond
8,116
Total lease payments
42,764
Less: imputed interest
(5,295)
Present value of lease liabilities $
37,469
Note 7 – Restructuring and Related Activities
The Company’s management approved a global restructuring plan (the “QH Program”) as part of its plan to realize certain cost synergies associated with the Combination in the third quarter of 2019. The QH Program includes restructuring and associated severance costs to reduce total headcount by approximately 400 people globally, as well as plans for the closure of certain manufacturing and non-manufacturing facilities.

The exact timing and total costs associated with the QH Program will depend on a
number of factors and is subject to change; however,

the Company currently expects reduction in headcount and

site closures to
continue to occur throughout 2021

under the QH Program and estimates that anticipated costs synergies realized from the QH
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

13
Activity in the Company’s

accrual for restructuring under the QH Program for the three months ended March 31, 2021 is as
follows:
QH Program
Accrued restructuring as of December 31, 2020 $
8,248
Restructuring and related charges
1,175
Cash payments
(3,034)
Currency translation adjustments
(419)
Accrued restructuring as of March 31, 2021 $
5,970
Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Condensed Consolidated Statements of
Operations for the three months ended March 31, 2021

and 2020:
Three Months Ended
March 31,

2021 2020
Stock options $
308
$
432
Non-vested stock awards and restricted stock units
1,396
1,264
Non-elective and elective 401(k) matching contribution in

stock
1,553
—
Director stock ownership plan
203
40
Performance stock units
319
—
Annual incentive plan
—
2,946
Total share-based

compensation expense
$
3,779
$
4,682
Share-based compensation expense is recorded in SG&A,

except for $
0.3

million and $
0.5

million during the three months ended
March 31, 2021 and 2020, respectively,

recorded within Combination, integration and other acquisition

-related expenses.

The change
in total share-based compensation expense for the three

months ended March 31, 2021 includes performance stock units and non-
elective 401(k) matching contributions in stock but excludes annual incentive plan costs as a component of share-based compensation beginning in 2020, each described further below.
Stock Options
During the first quarter of 2021, the Company granted

stock options under its long-term incentive plan (“LTIP

”) that are subject
only to time vesting over a three-year period.

For the purposes of determining the fair value of stock option awards,

the Company
used a Black-Scholes option pricing model and the assumptions set forth in the table below:
Number of options granted
23,733
Dividend yield
0.85
%
Expected volatility
37.33
%
Risk-free interest rate
0.60
%
Expected term (years)
4.0
The fair value of these options is amortized on a straight

-line basis over the vesting period.

As of March 31, 2021, unrecognized
compensation expense related to all stock options

granted was $
2.8

million, to be recognized over a weighted average remaining
period of
2.5

years.
Restricted Stock Awards

and Restricted Stock Units
During the first quarter of 2021, the Company granted
12,610

nonvested restricted shares and
2,791

nonvested restricted stock
units under its LTIP,

subject to time-based vesting, generally over a three-year

period.

The fair value of these grants is based on the
trading price of the Company’s

common stock on the date of grant.

The Company adjusts the grant date fair value of these awards for expected forfeitures based on historical experience.

As of March 31, 2021, unrecognized compensation expense

related to the
nonvested restricted shares was $
6.3

million, to be recognized over a weighted average remaining period of
2.1

years, and
unrecognized compensation expense related to nonvested

restricted stock units was $
1.3

million, to be recognized over a weighted
average remaining period of
2.3

years.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

14
Performance Stock Units
During the first quarter of 2021,

the Company granted performance-dependent stock awards (“PSUs”) as a component of its
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

The service period required for the PSUs is three years and the

TSR measurement
period for the PSUs is from January 1 of the year of grant

through December 31 of the year prior to issuance.

Compensation expense for PSUs

is measured based on their grant date fair value and

is recognized on a straight-line basis over
the three-year vesting period.

The grant-date fair value of the PSUs granted during

the first quarter of 2021 was estimated using a
Monte Carlo simulation on the grant date and using the

following assumptions: (i) a risk-free rate of
0.29
%; (ii) an expected term of
3.0

years; and (iii) a three-year daily historical volatility for each of the companies in the peer group, including Quaker

Houghton.

As of March 31, 2021, the Company estimates that it will issue approximately
28,000

fully vested shares as of the applicable
settlement dates of all outstanding PSU awards, based

on the conditions of the PSUs and performance to date for each award. As of
March 31, 2021, there was approximately $
4.8

million of total unrecognized compensation cost related to

PSUs, which the Company
expects to recognize over a weighted-average period

of
2.5

years.
Annual Incentive Plan
The Company maintains an Annual Incentive Plan

(“AIP”), which may be settled in cash or a certain number of shares subject to
performance-based and time-based vesting conditions.

As of March 31, 2020, it was the Company’s

intention to settle the 2020 AIP
in shares, and therefore, expense associated with the AIP in 2020 was recorded as a component of share-based compensation expense.
In the fourth quarter of 2020, the Company determined

that it would settle the 2020 AIP in cash.

Therefore, the share-based
compensation associated with the AIP during the year

ended December 31, 2020 was reclassified from a component

of share-based
compensation expense to incentive compensation.

This determination and conclusion had no impact on the

classification of AIP
expense within the Company’s

Condensed Consolidated Statement of Operations for

the periods as both are a component of SG&A.

As of March 31, 2021, it is the Company’s

intention to settle the 2021 AIP in cash.

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
3
% of the eligible participants’ compensation.

Beginning in April 2020 and continuing until April 2021, the
Company matched both non-elective and elective 401(k)

contributions in fully vested shares

of the Company’s common

stock rather
than cash.

Total Company contributions

were $
1.5

million for the three months ended March 31, 2021.

There were no similar
matching contributions in stock for the three months

ended March 31, 2020.

Note 9 – Pension and Other Postretirement

Benefits
The components of net periodic benefit cost for the

three months ended March 31, 2021 and 2020 are as follows:
Three Months Ended March 31,

Other
Pension Benefits Postretirement Benefits
2021 2020 2021 2020
Service cost $
316
$
1,174
$
1
$
2
Interest cost
1,090
1,769
11
26
Expected return on plan assets
(2,082)
(1,959)
—
—
Settlement loss
—
22,667
—
—
Actuarial loss amortization
855
1,047
—
15
Prior service (credit) cost amortization
2
(40)
—
—
Total net periodic

benefit cost
$
181
$
24,658
$
12
$
43
As disclosed in the Company’s

2020 Form 10-K, in the fourth quarter of 2018, the

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

15
Legacy Quaker U.S. Pension Plan on a termination basis

and the amount necessary to do so was approximately $
1.8

million, subject to
final true up adjustments,

which were completed in the third quarter of 2020.

In addition, the Company recorded a non-cash pension
settlement charge at plan termination of

approximately $
22.7

million.

This settlement charge included the immediate recognition

into
expense of the related unrecognized losses within accumulated other comprehensive (loss) income (“AOCI”) on the balance

sheet as
of the plan termination date.

Employer Contributions
The Company previously disclosed in its 2020 Form 10-K

that it expected to make minimum cash contributions of $
10.0

million
to its U.S. and foreign pension plans and approximately

$
0.3

million to its other postretirement benefit plans in 2021.

As of March 31,
2021, $
1.0

million and $
0.1

million of contributions have been made to the Company’s

U.S. and foreign pension plans and its other
postretirement benefit plans, respectively.

Note 10 – Other Income (Expense), Net
The components of other income (expense), net for

the three months ended March 31, 2021 and 2020 are as follows:
Three Months Ended

March 31,
2021 2020
Income from third party license fees $
339
$
304
Foreign exchange (losses) gains, net
(1,478)
821
Gain on disposals of property,

plant, equipment and other assets, net
5,410
2
Non-income tax refunds and other related credits
97
1,299
Pension and postretirement benefit costs, non-service components
124
(23,525)
Other non-operating income (expense), net
195
(76)
Total other

income (expense), net
$
4,687
$
(21,175)
The Gain on disposals of property,

plant, equipment and other assets, net, during the three months ended March 31, 2021,
includes the gain on the sale of certain held-for-sale

real property assets related to the Combination.

Pension and postretirement
benefit costs, non-service components during the three

months ended March 31, 2020 includes $
22.7

million related to the Legacy
Quaker U.S. Pension Plan non-cash settlement charge

described in Note 9 of Notes to Condensed Consolidated Financial Statements.
Note 11 – Income Taxes

and Uncertain Income Tax

Positions
The Company’s effective

tax rate for the three months ended March 31, 2021 was an expense of
24.2
% compared to a benefit of
31.1
% for the three months ended March 31, 2020.

The Company’s effective

tax rate for the three months ended March 31, 2021 was
largely impacted by the sale of certain held-for-sale

real property assets related to the Combination.

Comparatively, the prior

year first
quarter effective tax rate was impacted by the

tax effect of certain one-time pre-tax losses as well as certain tax charges and benefits in
the prior year period including those related to changes

in foreign tax credit valuation

allowances, tax law changes in a foreign
jurisdiction, and the tax impacts of the Company’s

termination of its Legacy Quaker U.S. Pension Plan and the

Houghton indefinite-
lived trademarks and tradename intangible asset impairment.
As of December 31, 2020, the Company had a deferred tax liability of $5.9 million, which primarily represents the Company’s estimate of non-U.S. taxes it will incur to repatriate certain foreign earnings to the U.S. The balance as of March 31, 2021 was $6.5 million.

As of March 31, 2021, the Company’s

cumulative liability for gross unrecognized tax benefits was $
23.5

million, an increase of
$
1.3

million from the cumulative liability accrued as of December 31, 2020.

The Company continues to recognize interest and penalties

associated with uncertain tax positions as a component of

taxes on
income (loss) before equity in net income of associated

companies in its Condensed Consolidated Statements of Operations.

The
Company recognized an expense of less than $
0.1

million for interest and a benefit of less than $
0.1

million for penalties in its
Condensed Consolidated Statement of Operations for the

three months ended March 31, 2021, and recognized an expense of less than
$
0.1

million for interest and a benefit of less than $
0.1

million for penalties in its Condensed Consolidated Statement of

Operations for
the three months ended March 31, 2020.

As of March 31, 2021, the Company had accrued $
3.0

million for cumulative interest and
$
3.6

million for cumulative penalties in its Condensed Consolidated Balance

Sheets, compared to $
3.0

million for cumulative interest
and $
3.9

million for cumulative penalties accrued at December 31, 2020.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

16
During the three months ended March 31, 2021 and

2020, the Company recognized decreases of $
0.3

million and $
0.8

million,
respectively, in

its cumulative liability for gross unrecognized tax benefits due to the expiration of the applicable statutes of limitations
for certain tax years.
The Company estimates that during the year ending December

31, 2021 it will reduce its cumulative liability for gross
unrecognized tax benefits by approximately $
1.5

million due to the expiration of the statute of limitations with regard to certain tax
positions.

This estimated reduction in the cumulative liability for unrecogniz ed tax benefits does not consider any increase in liability
for unrecognized tax benefits with regard to existing tax

positions or any increase in cumulative liability for unrecognized tax benefits
with regard to new tax positions for the year ending December

31, 2021.
The

Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign
tax jurisdictions.

Tax years that remain

subject to examination by major tax jurisdictions include Italy from
2006
, Brazil from
2011
,
the Netherlands and China from
2015
, Mexico, Spain, Germany and the United Kingdom from
2016
, Canada and the U.S. from
2017
,
India from fiscal year beginning April 1, 2018 and ending

March 31,
2019
, and various U.S. state tax jurisdictions from
2011
.

As previously reported, the Italian tax authorities have assessed additional tax due from the Company’s subsidiary, Quaker Italia
S.r.l., relating to the tax years 2007 through 2015. The Company has filed for competent authority relief from these assessments under the Mutual Agreement Procedures (“MAP”) of the Organization for Economic Co-Operation and Development for all years except
2007. In 2020, the respective tax authorities in Italy, Spain and the Netherlands reached agreement with respect to the MAP proceedings which the Company has accepted.

As of March 31, 2021, the Company has received $
1.6

million in refunds from the
Netherlands and Spain and expects to pay $
2.4

million due to Italy in the second quarter of 2021.

As of March 31, 2021, the
Company believes it has adequate reserves for the remaining

uncertain tax positions related to 2007.
Houghton Italia, S.r.l

is also involved in a corporate income tax audit with the Italian tax authorities covering tax years 2014
through 2018.

As of March 31, 2021, the Company has a $
5.5

million reserve for uncertain tax positions relating to matters related to
this audit.

Since the reserve relates to the tax periods prior to August

1, 2019, the tax liability was established through purchase
accounting related to the Combination.

The Company has also submitted an indemnification claim against funds held in escrow

by
Houghton’s former owners

and as a result, a corresponding $
5.5

million indemnification receivable has also been established through purchase accounting.
Houghton Deutschland GmbH is also under audit by

the German tax authorities for the tax years 2015-2017.

Based on
preliminary audit findings, primarily related to

transfer pricing, the Company has recorded reserves for $
0.9

million as of March 31,
2021.

Of this amount, $
0.8

million relates to tax periods prior to the Combination and

therefore the Company has submitted an
indemnification claim with Houghton’s

former owners for any tax liabilities arising pre-Combination.

As a result, a corresponding
$
0.8

million indemnification receivable has also been established to offset the $
0.8

million tax liability.
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations for the three months ended March 31, 2021 and 2020:
Three Months Ended
March 31,

2021 2020
Basic earnings (loss) per common share

Net income (loss) attributable to Quaker Chemical Corporation $
38,615
$
(28,381)
Less: (income) loss allocated to participating securities

(154)

101
Net income (loss) available to common shareholders
$

38,461
$
(28,280)
Basic weighted average common shares outstanding
17,785,370
17,672,525
Basic earnings (loss) per common share $
2.16
$
(1.60)
Diluted earnings (loss) per common share
Net income (loss) attributable to Quaker Chemical Corporation $
38,615
$
(28,381)
Less: (income) loss allocated to participating securities
(154)
101
Net income (loss) available to common shareholders $
38,461
$
(28,280)
Basic weighted average common shares outstanding
17,785,370
17,672,525
Effect of dilutive securities
70,607
—
Diluted weighted average common shares outstanding
17,855,977
17,672,525
Diluted earnings (loss) per common share
$
2.15
$
(1.60)

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

17
Certain stock options and restricted stock units are not included in the diluted earnings (loss) per share calculation when the effect would have been anti-dilutive. The calculated amount of anti-diluted shares not included was 2,083 for the three months ended March
31, 2021. All of the Company’s potentially dilutive shares for the three months ended March 31, 2020 are anti-dilutive and not included in the dilutive loss per share calculations because of the Company’s net loss during the period.

Note 13 – Restricted Cash
Prior to December 2020, the Company had restricted cash recorded in other assets related to proceeds from an inactive subsidiary of the Company which previously executed separate settlement and release agreements with two of its insurance carriers for an original total value of $35.0 million. The proceeds of both settlements were restricted and could only be used to pay claims and costs of defense associated with the subsidiary’s asbestos litigation. The proceeds of the settlement and release agreements were deposited into interest bearing accounts that earned less than $0.1 million offset by $0.2 million of net payments during the three months ended
March 31, 2020.

Due to the restricted nature of the proceeds, a corresponding deferred credit was established in other non-current
liabilities for an equal and offsetting amount

that continued until the restrictions lapsed.

As disclosed in the Company’s

2020 Form
10-K, during December 2020, the restrictions ended

on these previously received insurance settlements and the

Company transferred
the cash into an operating account.

The following table provides a reconciliation of cash,

cash equivalents and restricted cash as of March 31, 2021 and

2020, as well
as December 31, 2020 and 2019:
March 31,

December 31,
2021 2020 2020 2019
Cash and cash equivalents $
163,455
$
316,437
$
181,833
$
123,524
Restricted cash included in other current assets
—
34
62
353
Restricted cash included in other assets
—
19,480
—
19,678
Cash, cash equivalents and restricted cash $
163,455
$
335,951
$
181,895
$
143,555
Note 14 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the

three months ended March 31, 2020 were as follows:
Global
Specialty
Americas EMEA Asia/Pacific Businesses Total
Balance as of December 31, 2020 $
213,242
$
140,162
$
158,090
$
119,718

$
631,212
Goodwill additions
1,093
2,626
1,308
25
5,052
Currency translation adjustments

(731)
(3,925)
(956)
(3,078)

(8,690)
Balance as of March 31,

2021
$
213,604
$
138,863
$
158,442
$
116,665

$
627,574
Gross carrying amounts and accumulated amortization

for definite-lived intangible assets as of March 31, 2021 and

December 31,
2020 were as follows:
Gross Carrying Accumulated
Amount Amortization
2021 2020 2021 2020
Customer lists and rights to sell $
846,052

$
839,551

$
110,997

$
99,806
Trademarks, formulations and product

technology

167,144

166,448

32,533

30,483
Other

6,320

6,372

5,743

5,824
Total definite

-lived intangible assets
$
1,019,516

$
1,012,371

$
149,273

$
136,113

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

18
The Company amortizes definite-lived intangible assets on

a straight-line basis over their useful lives.

The Company recorded
$
14.8

million and $
14.0

million of amortization expense for the three months ended

March 31, 2021 and 2020, respectively.

Estimated annual aggregate amortization expense for

the current year and subsequent five years is as follows:
For the year ended December 31, 2021 $
59,372
For the year ended December 31, 2022
59,096
For the year ended December 31, 2023
58,927
For the year ended December 31, 2024
58,427
For the year ended December 31, 2025
57,710
For the year ended December 31, 2026
57,484
The Company has four indefinite-lived intangible

assets totaling $
205.1

million as of both March 31, 2021 and December 31,
2020, including $
204.0

million of indefinite-lived intangible assets for trademarks and tradename associated with the Combination.
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
The Company previously disclosed in its 2020 Form 10-K

that as of March 31, 2020, the Company concluded that the

impact of
COVID-19 did not represent a triggering event with

regards to the Company’s

reporting units or indefinite-lived and long-lived assets,
except for the Company’s

Houghton and Fluidcare trademarks and tradename indefinite

-lived intangible assets.

The determination of
estimated fair value of the Houghton and Fluidcare

trademarks and tradename indefinite-lived assets was based on a relief from
royalty valuation method,

which requires management’s judgment

and often involves the use of significant estimates and assumptions, including assumptions with respect to the weighted average

cost of capital (“WACC”)

and royalty rates, as well as revenue growth
rates and terminal growth rates.

In the first quarter of 2020, as a result of the impact of

COVID-19 driving a decrease in projected
legacy Houghton net sales during that year and the impact

of the sales decline on projected future legacy Houghton

net sales as well as
an increase in the WACC

assumption utilized in the quantitative impairment

assessment, the Company concluded that the estimated
fair values of the Houghton and Fluidcare trademarks

and tradename intangible assets were less than their carrying values.

As a
result, an impairment charge of $
38.0

million was recorded in the first quarter of 2020 to write down the carrying values of these
intangible assets to their estimated fair values.
As of March 31, 2021, the Company continued to evaluate

the on-going impact of COVID-19 on the Company’s

operations, and
the volatility and uncertainty in the economic outlook as a result of

COVID-19, to determine if this indicated it was more likely

than
not that the carrying value of any of the Company’s

reporting units or indefinite-lived or long-lived intangible assets were not
recoverable.

The Company concluded that the impact of COVID-19 did not represent a triggering event as of March 31, 2021.

While
the Company concluded that the impact of COVID-19

did not represent a triggering event as of March 31, 2021,

the Company will
continue to evaluate the impact of COVID-19 on the Company’s current and projected results.

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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

19
Note 15 – Debt
Debt as of March 31, 2021 and December 31, 2020 includes

the following:
As of March 31, 2021 As of December 31, 2020
Interest
Outstanding

Interest
Outstanding

Rate Balance Rate Balance
Credit Facilities:
Revolver
1.61%
$
190,000
1.65%
$
160,000
U.S. Term Loan
1.61%
562,500
1.65%
570,000
EURO Term Loan
1.50%
148,210
1.50%
157,062
Industrial development bonds
5.26%
10,000
5.26%
10,000
Bank lines of credit and other debt obligations
Various
2,377
Various
2,072
Total debt
$
913,087
$
899,134
Less: debt issuance costs
(10,324)
(11,099)
Less: short-term and current portion of long-term debts
(43,330)
(38,967)
Total long

-term debt
$
859,433
$
849,068
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
ceases to be reported.

The variable interest rate incurred on the outstanding borrowings under the Credit Facility as of and during the
three months ended March 31, 2021 was approximately
1.6
%.

In addition to paying interest on outstanding principal under the Credit
Facility, the Company

is required to pay a commitment fee ranging from
0.2
% to
0.3
% depending on the Company’s

consolidated net
leverage ratio to the lenders under the Revolver in

respect of the unutilized commitments thereunder.

The Company has unused
capacity under the Revolver of approximately $
204

million, net of bank letters of credit of approximately $
6

million, as of March 31,
2021.

The Credit Facility is subject to certain financial and

other covenants.

The Company’s initial consolidated net debt to
consolidated adjusted EBITDA ratio could not exceed 4.25 to 1, with step downs in the permitted ratio over the term of the Credit
Facility. As of March 31, 2021, the consolidated net debt to adjusted EBITDA may not exceed 4.00 to 1. The Company’s consolidated adjusted EBITDA to interest expense ratio cannot be less than 3.0 to 1 over the term of the agreement. The Credit
Facility also prohibits the payment of cash dividends if the Company is in default or if the amount of the dividend paid annually exceeds the greater of $50.0 million and 20% of consolidated adjusted EBITDA unless the ratio of consolidated net debt to consolidated adjusted EBITDA is less than 2.0 to 1, in which case there is no such limitation on amount.

As of March 31, 2021 and
December 31, 2020, the Company was in compliance with all of the Credit Facility covenants
.

The Term Loans

have quarterly
principal amortization during their five-year terms,

with
5.0
% amortization of the principal balance due in years

1 and 2,
7.5
% in year
3, and
10.0
% in years 4 and 5, with the remaining principal amount due at maturity.

During the three months ended March 31, 2021,
the Company made quarterly amortization payments

related to the Term Loans

totaling $
9.6

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
1.64
% plus an applicable margin as provided in the Credit

Facility, based on the Company’s

consolidated net leverage ratio.

At the
time the Company entered into the swaps, and as

of March 31, 2021, the aggregate interest rate on the swaps,

including the fixed base
rate plus an applicable margin, was
3.1
%.

See Note 18 of Notes to Condensed Consolidated Financial Statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

20
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

As of March 31, 2021 and
December 31, 2020, the Company had $
10.3

million and $
11.1

million, respectively,

of debt issuance costs recorded as a reduction of
long-term debt.

As of March 31, 2021 and December 31, 2020, the Company

had $
5.5

million and $
5.9

million, respectively,

of debt
issuance costs recorded within other assets.

Industrial development bonds
As of March 31, 2021 and December 31, 2020,

the Company had fixed rate, industrial development authority bonds totaling
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

2021 was approximately $
40

million.

In addition to the bank letters of credit described in

the “Credit facilities” subsection above, the Company’s

only other off-balance
sheet arrangements include certain financial and other

guarantees.

The Company’s total bank

letters of credit and guarantees
outstanding as of March 31, 2021 were approximately

$
9

million.
The Company incurred the following debt related expenses

included within Interest expense, net, in the Condensed

Consolidated
Statements of Operations:
Three Months Ended
March 31,

2021 2020
Interest expense $
4,650
$
7,712
Amortization of debt issuance costs
1,187
1,187
Total $
5,837
$
8,899
Based on the variable interest rates associated with the Credit

Facility, as of March

31, 2021 and December 31, 2020, the amounts
at which the Company’s

total debt were recorded are not materially different

from their fair market value.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

21
Note 16 – Equity
The following tables present the changes in equity,

net of tax, for the three months ended March 31, 2021 and 2020:
Accumulated
Capital in Other
Common Excess of Retained Comprehensive Noncontrolling
Stock Par Value Earnings Loss Interest Total
Balance at December 31, 2020
$
17,851
$
905,171
$
423,940
$
(26,598)
$
550
$
1,320,914
Net income
—
—
38,615
—
17
38,632
Amounts reported in other comprehensive

loss
—
—
—
(26,630)
(2)
(26,632)
Dividends ($
0.395

per share)
—
—
(7,062)
—
—
(7,062)
Share issuance and equity-based
compensation plans
24
3,577
—
—
—
3,601
Balance at March 31, 2021
$
17,875
$
908,748
$
455,493
$
(53,228)
$
565
$
1,329,453
Balance at December 31, 2019
$
17,735
$
888,218
$
412,979
$
(78,170)
$
1,604
$
1,242,366
Cumulative effect of an accounting change
—
—
(402)
—
—
(402)
Balance at January 1, 2020
17,735
888,218
412,577
(78,170)
1,604
1,241,964
Net (loss) income
—
—
(28,381)
—
37
(28,344)
Amounts reported in other comprehensive

loss
—
—
—
(43,354)
(132)
(43,486)
Dividends ($
0.385

per share)
—
—
(6,834)
—
—
(6,834)
Acquisition of noncontrolling interest
—
(707)
—
—
(340)
(1,047)
Distributions to noncontrolling affiliate

shareholders
—
—
—
—
(751)
(751)
Share issuance and equity-based
compensation plans
17
1,022
—
—
—
1,039
Balance at March 31, 2020
$
17,752
$
888,533
$
377,362
$
(121,524)
$
418
$
1,162,541

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

22
The following tables show the reclassifications from and

resulting balances of AOCI for the three months ended

March 31, 2021
and 2020:
Defined Unrealized
Currency Benefit
Gain (Loss) in

Translation Retirement
Available-for

-
Derivative
Adjustments Plans Sale Securities Instruments Total
Balance at December 31, 2020 $
(2,875)
$
(23,467)
$
3,342
$
(3,598)
$
(26,598)
Other comprehensive (loss) income before
reclassifications
(25,459)
781
(745)
730
(24,693)
Amounts reclassified from AOCI
—
862
(3,085)
—
(2,223)
Current period other comprehensive (loss) income
(25,459)
1,643
(3,830)
730
(26,916)
Related tax amounts
—
(351)
805
(168)
286
Net current period other comprehensive (loss) income
(25,459)
1,292
(3,025)
562
(26,630)
Balance at March 31, 2021 $
(28,334)
$
(22,175)
$
317
$
(3,036)
$
(53,228)
Balance at December 31, 2019 $
(44,568)
$
(34,533)
$
1,251
$
(320)
$
(78,170)
Other comprehensive (loss) income before

reclassifications
(54,619)
828
(2,135)
(5,170)
(61,096)
Amounts reclassified from AOCI
—
24,366
(32)
—
24,334
Current period other comprehensive (loss) income
(54,619)
25,194
(2,167)
(5,170)
(36,762)
Related tax amounts
—
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

Measurements at March 31, 2021
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance $
2,015
$
—
$
2,015
$
—
Total $
2,015
$
—
$
2,015
$
—

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

31, 2021 or December 31, 2020, respectively,

so related
disclosures have not been included.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

23
Note 18 – Hedging Activities
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
Balance Sheet Location 2021 2020
Derivatives designated as cash flow hedges:
Interest rate swaps Other non-current liabilities $
3,943
$
4,672
$
3,943
$
4,672
The following table presents the net unrealized loss deferred to

AOCI:
March 31,

December 31,
2021 2020
Derivatives designated as cash flow hedges:
Interest rate swaps AOCI $
3,036
$
3,598
$
3,036
$
3,598
The following table presents the net gain reclassified from

AOCI to earnings:
Three Months Ended
March 31,

2021 2020
Amount and location of (expense) income reclassified

from AOCI into (expense) income (Effective Portion)
Interest expense, net $
(643)
$
19
Interest rate swaps are entered into with a limited number

of counterparties, each of which allows for net settlement

of all
contracts through a single payment in a single currency

in the event of a default on or termination of any one

contract.

As such, in
accordance with the Company’s

accounting policy,

these derivative instruments are recorded on a net basis by

counterparty within the
Condensed Consolidated Balance Sheets.
Note 19 – Commitments and Contingencies
The Company previously disclosed in its 2020 Form 10-K

that AC Products, Inc. (“ACP”), a wholly owned subsidiary,

has been
operating a groundwater treatment system to hydraulically

contain groundwater contamination emanating from ACP’s

site, the
principal contaminant of which is perchloroethylene.

As of March 31, 2021, ACP believes it is close to meeting the conditions for
closure of the groundwater treatment system, but continues

to operate this system while in discussions with the relevant authorities.

As of March 31, 2021, the Company believes that the range

of potential-known liabilities associated with the balance

of the ACP
water remediation program is approximately $
0.1

million to $
1.0

million.

The low and high ends of the range are based on the length
of operation of the treatment system as determined

by groundwater modeling.

Costs of operation include the operation and
maintenance of the extraction well, groundwater monitoring

and program management.

The Company previously disclosed in its 2020 Form 10-K

that an inactive subsidiary of the Company that was acquired in 1978
sold certain products containing asbestos, primarily

on an installed basis, and is among the defendants in numerous lawsuits alleging
injury due to exposure to asbestos.

During the three months ended March 31, 2021, there

have been no significant changes to the facts
or circumstances of this previously disclosed matter,

aside from on-going claims and routine payments associated with this litigation.

Based on a continued analysis of the existing and anticipated future claims against this subsidiary,

it is currently projected that the
subsidiary’s total liability

over the next 50 years for these claims is approximately

$
0.4

million (excluding costs of defense).

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

24

The Company previously disclosed in its 2020 Form 10-K

that it is party to certain environmental matters related to certain domestic and foreign properties currently or previously

owned by Houghton.

These environmental matters primarily require the
Company to perform long-term monitoring as well as operating and maintenance at each of the applicable sites.

During the three
months ended March 31, 2021, there have been no

significant changes to the facts or circumstances of these previously disclosed
matters, aside from on-going monitoring and maintenance

activities and routine payments associated with each of the

sites.

The
Company continually evaluates its obligations related to such matters, and based on historical costs incurred and projected costs to be
incurred over the next 28 years, has estimated the present

value range of costs for all of the Houghton

environmental matters, on a
discounted basis, to be between approximately $
5

million and $
6

million as of March 31, 2021, for which $
5.7

million was accrued
within other accrued liabilities and other non-current

liabilities on the Company’s Condensed

Consolidated Balance Sheet as of March
31, 2021.

Comparatively, as of December

31, 2020, the Company had $
6.0

million accrued for with respect to these matters.
The Company believes, although there can be no assurance

regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.

Approximately $
0.1
million were accrued as of both March 31, 2021 and

December 31, 2020, to provide for such anticipated future

environmental
assessments and remediation costs.

The Company previously disclosed in its 2020 Form 10-K

that one of the Company’s subsidiaries

received a notice of inspection
from a taxing authority in a country where certain

of its subsidiaries operate which related to a non-income (indirect)

tax that may be
applicable to certain products the subsidiary sells.

To date, the Company

has not received any assessment from the authority related

to
potential liabilities that may be due from the Company’s

subsidiary.

Consequently, there is substantial uncertai

nty with respect to the
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

During the three months ended March 31, 2021 and through the date of this Report,

there
have been no significant changes to the facts or circumstances of this previously disclosed matter, aside

from on-going discussions
between the Company and the taxing authority related

to this notice of inspection.

As of March 31, 2021, the Company has recorded a
liability of $
1.7

million in other accrued liabilities, which reflects the low end of the range of probable indirect tax owed, including
interest and taking into account applicable statutes of limitations.

Because these amounts in part relate to a Houghton entity acquired in the Combination and for periods prior to the Combination,

the Company has submitted an indemnification claim

with Houghton’s
former owners related to this potential indirect tax liability.

The Company recorded a receivable in other assets for approximately
$
1.1

million, which reflects the amount of the initial recorded liability for which the Company anticipates being indemnified.

As
noted, the Company believes there is substantial uncertainty with respect to its ultimate liability given the ambiguous

application of
this indirect tax.

At this time, the Company’s best estimate

of a potential range for possible assessments, including

additional amounts
that may be assessed under these indirect tax laws, would

be approximately $
0.6

million to $
38

million, which is net of approximately
$
10

million of estimated income tax deductions and approximately $
22

million of applicable rights to indemnification from
Houghton’s former owners.
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

Inc.
(“Houghton”) (herein referred to as the “Combination”)

on August 1, 2019.

Throughout the Report, all figures presented, unless
otherwise stated, reflect the results of operations of the

combined company for the three months ended March 31, 2021 and

2020.

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
The Company had a very strong start to 2021, delivering

solid first quarter results which reflect the continued COVID-19 recovery in the Company’s

end-markets and customer demand as well as the on-going execution of integration activities and synergy
realization.

Specifically, net sales of $429.8

million in the first quarter of 2021 increased 14% compared to

$378.6 million in the first
quarter of 2020, primarily due to higher volumes, which

included additional net sales from acquisitions of 3%, and the positive impact
from foreign currency translation of 3%.

The increase in sales volumes compared to the first quarter

of 2020 was primarily due to
improved end market conditions and continued market

share gains.

Additional net sales from acquisitions primarily were attributable to Coral Chemical (“Coral”), which the Company acquired

in December 2020.

The positive net impact from foreign currency
translation was primarily due to the strengthening of the

euro and Chinese renminbi against the U.S. dollar quarter-over-quarter, partially offset by the ongoing weakening

of the Brazilian real.

The Company had net income in the first quarter

of 2021 of $38.6
million, or $2.15 per diluted share, compared to a first

quarter of 2020 net loss of $28.4 million, or $1.60 per diluted share.

The
Company’s prior year

first quarter net loss was primarily driven by the first quarter of 2020 non-cash impairment charge of $38.0
million for certain indefinite-lived intangible assets and

a non-cash $22.7 million settlement charge

related to the termination of a U.S.
defined benefit pension plan.

Excluding these non-recurring items as well as costs associated with the Combination and other non-
core items in each period, the Company’s

first quarter of 2021 non-GAAP earnings per diluted share

were $2.11 compared to $1.38 in
the prior year first quarter.

The Company’s current

quarter adjusted EBITDA of $77.1 million increased

28% compared to $60.5
million in the first quarter of 2020 primarily due to

the significant increase in net sales quarter over quarter and incremental realized
cost synergies from the Combination as compared

to the first quarter of 2020.

The Company estimates that it realized cost synergies
associated with the Combination of approximately

$18 million during the first quarter of 2021 compared to

approximately $10 million
during the first quarter of 2020.

See the Non-GAAP Measures section of this Item below,

as well as other items discussed in the
Company’s Consolidated

Operations Review in the Operations section of this Item,

below.
The Company’s first quarter

of 2021 operating performance in each of its four reportable segments: (i) Americas; (ii) Europe,
Middle East and Africa (“EMEA”); (iii) Asia/Pacific; and (iv)

Global Specialty Businesses, reflect similar drivers to that of its
consolidated performance.

All four segments had higher net sales compared to the first quarter of 2020.

The Company’s higher sales
volumes were driven by EMEA and Asia/Pacific, while additional net sales from Coral benefited the Americas and the

Global
Specialty Businesses.

The growth in Asia/Pacific’s vol

umes compared to the prior year were partially due to

the initial impacts of
COVID-19 in China during the first quarter of 2020,

whereas all of the remaining segments weren’t impacted

as severely until the
second quarter of 2020.

The benefit of higher selling price and product mix positively impacted most of the segments, and foreign
currency translation benefited all segments except the

Americas which was driven by the ongoing weakening of the Brazilian real quarter over quarter.

As reported, all of the Company’s

segment operating earnings were higher compared to

the first quarter of 2020
which reflects higher current quarter net sales coupled

with a higher gross margin in all segments as compared

to the prior year first
quarter.

While the Company has experienced higher raw material costs

beginning in the fourth quarter of 2020 and

continuing into
2021, the higher gross margin as compared

to the prior year first quarter was primarily driven by the Company’s continued execution
of Combination-related logistics, procurement and manufacturing cost savings initiatives as well as the benefit of higher volumes in
the current quarter and the related impact from fixed manufacturing costs.

Direct Selling, general and administrative expenses
(“SG&A”) of each segment were relatively consistent with the first quarter of 2020 with only Asia/Pacific up as a result of the
segments strong current quarter performance compared

to the prior year which was negatively impacted by the

initial COVID-19
conditions in China.

In addition, the Company and all of its segments continued to maintain strong cost control and benefit from
COVID-19 cost savings actions, including lower travel

expenses, as well as the benefits of realized cost savings associated with the
Combination.

Additional details of each segment’s

operating performance are further discussed in the Company’s

Reportable
Segments Review, in

the Operations section of this Item, below.

Quaker Chemical Corporation
Management’s Discussion and Analysis

The Company had a net operating cash outflow of $12.6

million in the first quarter of 2021 as compared to a net operating cash
inflow of $20.2 million in the first quarter of 2020.

The decrease in net operating cash flow quarter-over-quarter was primarily driven
by a significant change in working capital, as the

Company’s significant increase in

net sales and volumes resulted in a large increase
in accounts receivable in the first quarter of 2021.

The key drivers of the Company’s

operating cash flow and working capital are
further discussed in the Company’s

Liquidity and Capital Resources section of this Item,

below.
Overall, the Company’s

first quarter results were strong with sequential and prior

year improvement in all segments primarily due
to the continued recovery in our end-markets and customer

demand increases from lower levels experienced during

2020 as a result of
COVID-19.

The results in the first quarter of 2021 reflected a strong

quarterly growth trend across the globe beginning after the
second quarter of 2020, during which the impacts of

COVID-19 were most severe.

Also, the strong demand in the first quarter of
2021 coupled with continued market share gains and

the on-going execution of integration activities and synergy realization helped
offset negative impacts due to the on-going

global uncertainty brought on by COVID-19 and other macroeconomic headwinds,
including rising raw material prices and overall supply

chain pressures.

The global economic slowdown and other impacts due

to COVID-19 experienced by almost all companies in 2020

posed an
unprecedented challenge, but the Company’s

first quarter of 2021 results continue to demonstrate that it can successfully navigate
through market downturns by responding quickly to

changing market conditions and delivering on the benefits it anticipated from the
Combination with Houghton.

As the Company looks forward, it expects to experience

continued short-term headwinds from higher
raw material costs and supply chain pressures, with the

magnitude of these raw material cost increases being considerably higher than
the Company previously expected due to stress on global

supply chains, weather related shutdowns and unexpected supplier shutdowns.

However, the Company does expect

to achieve additional selling price increases to offset

these rising raw material costs,
but there will be a lag effect on our gross margin

as these price increases catchup to our rising raw material costs.

Despite these near
term headwinds, the Company continues to expect 2021

to result in a step change in its profitability from 2020 as the Company completes its integration cost synergies, continues

to take further share in the marketplace, benefits from the projected gradual
rebound in demand, and sees the positive impact of its recent acquisitions.

On-going impact of COVID-19
The global outbreak of COVID-19 has negatively impacted

all locations where the Company does business.

Although the
Company has now operated in this COVID-19 environment

for a year, the full extent of the outbreak

and related business impacts
remain uncertain and volatile, and therefore the full

extent to which COVID-19 may impact the Company’s

future results of
operations or financial condition is uncertain.

This outbreak has significantly disrupted the operations of the

Company and those of its
suppliers and customers.

The Company has experienced volume declines and lower

net sales as compared to pre-COVID-19 levels as
a result of the outbreak, as further described in this section.

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

To the extent that

the Company’s
customers and suppliers continue to be significantly and

adversely impacted by COVID-19, this could reduce the

availability, or result
in delays, of materials or supplies to or from the Company

,

which in turn could significantly interrupt the Company’s

business
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

While the circumstances have presented and are expected

to
continue to present challenges, and have necessitated

additional time and resources to be deployed to sufficiently address the
challenges brought on by the pandemic, at this time, management does not believe that COVID-19 has had a material impact on
financial reporting processes, internal controls over financial reporting, or disclosure controls and procedures.

The Company’s top

priority is, and especially during this pandemic remains, to protect the health and safety of its employees and
customers, while working to ensure business continuity

to meet customers’ needs.

The Company continues to take steps to protect the
health and wellbeing of its people in affected

areas through various actions, including enabling work at home where needed and
possible, and employing social distancing standards,

implementing travel restrictions where applicable, enhancing onsite hygiene practices, and instituting visitation restrictions at the Company’s facilities.

The Company has not and does not expect that it will incur
material expenses implementing these health and safety

policies.

All of the Company’s 31

production facilities worldwide are open
and operating and are deemed as essential businesses

in the jurisdictions where they are operating.

The Company believes that to date
it has been able to meet the needs of all its customers across the globe despite the current economic challenges.

The Company’s first
quarter of 2021 continued the trend of gradual sequential

quarterly improvement which began in the second half

of 2020.

However,
demand still remains uncertain as many customers maintained

reduced production levels into the first quarter of 2021.

The Company
continues to expect that the impact from COVID-19

will gradually improve subject to the effective containment

of the virus and its

Quaker Chemical Corporation
Management’s Discussion and Analysis

variants and successful distribution and acceptance

of the vaccines that have been developed.

However, the incidence of reported
cases of COVID-19 in several geographies where we have

significant operations remains high and it remains highly uncertain as to
how long the global pandemic and related economic challenges will last and when our customers’ businesses will recover

to pre-
COVID-19 levels.

The Company took various

actions to temporarily conserve cash and reduce costs during and these temporary
initiatives were designed and implemented so that

the Company could successfully manage through the challenging COVID-19 situation while continuing to protect the health

of its employees, meet customers’ needs, maintain the Company’s long-term
competitive advantages and above-market growth, and enable it to continue to effectively integrate Houghton.

While the actions taken
to date to protect our workforce, to continue to serve

our customers with excellence and to conserve cash and

reduce costs, have been
effective thus far, further

actions to respond to the pandemic and its effects may

be necessary as conditions continue to evolve.
Liquidity and Capital Resources
At March 31, 2021, the Company had cash, cash equivalents

and restricted cash of $163.5 million.

Total cash, cash

equivalents
and restricted cash was $181.9 million at December

31, 2020.

The approximately $18.4 million decrease in cash, cash equivalents

and
restricted cash was the net result of $15.8 million of cash

used in investing activities, $12.6 million of cash used in

operating activities
and a $3.0 million negative impact due to the effect

of foreign currency translation partially offset by $13.0

million of cash provided
by financing activities.
Net cash flows used in operating activities were $12.6

million in the first three months of 2021 compared to net cash flows provided by operating activities of $20.2 million in the

first three months of 2020.

The decrease in net operating cash flows of $32.8
million was primarily driven by a significant change in working capital, as the significant increase in current quarter net

sales resulted
in a large increase in accounts receivable

in the first three months of 2021.

In addition, the Company had higher cash dividends
received from its associated companies in the first three

months of 2020, primarily due to $5.0 million received from

the Company’s
joint venture in Korea with no similar dividend received

in the first three months of 2021 related to the timing of dividends received.
Net cash flows used in investing activities were $15.8

million in the first three months of 2021 compared to $8.0 million in the
first three months of 2020.

This increase in cash outflows was driven by increases in

higher cash payments related to acquisitions
during the three months ending March 31, 2021, including

$25.0 million for certain assets related to tin-plating solutions primarily for
steel end markets.

These higher cash outflows were partially offset by

cash proceeds of approximately $14.7 million from the
disposition of assets, which includes the sale of certain

held-for-sale real property assets related to the Combination.
Net cash flows provided by financing activities were $13.0

million in the first three months of 2021 compared to

$186.6 million
in the first three months of 2020.

The decrease of $173.6 million in net cash flows was primarily related to the prior year borrowings
of most of the available liquidity under the Company’s

revolving credit facility related to the economic uncertainty brought on by
COVID-19.

In addition, the Company paid $7.1 million of cash dividends during the first three months of 2021, a $0.2 million or 3%
increase in cash dividends compared to the prior year.

Finally, during the first three

months of 2020, the Company used $1.0 million
to purchase the remaining noncontrolling interest in a South

Africa affiliate.

Prior to this buyout, this South Africa affiliate made

a
distribution to the prior noncontrolling affiliate

shareholder of approximately $0.8 million in the three

months of 2020.

There were no
similar noncontrolling interest activities in the first three months of 2021.
The Company’s primary

credit facility (the “Credit Facility”) is comprised of a $400.0 million multicurrency revolver (the
“Revolver”), a $600.0 million term loan (the “U.S. Term

Loan”), each with the Company as borrower,

and a $150.0 million (as of
August 1, 2019) Euro equivalent term loan (the “Euro

Term Loan” and together

with the U.S. Term Loan”,

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

Borrowings under the
Credit Facility bear interest at a base rate or LIBOR plus an applicable margin based on the Company’s

consolidated net leverage
ratio.

There are LIBOR replacement provisions that contemplate a further amendment if and when LIBOR ceases to be reported.

The
weighted average interest rate incurred on the outstanding

borrowings under the Credit Facility during both the first quarter of

2021
and as of March 31, 2021 was approximately 1.6%.

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
Facility.

As of March 31, 2021, the consolidated net debt to consolidated adjusted EBITDA ratio may not exceed 4.00 to 1.

The
Company’s consolidated

adjusted EBITDA to interest expense ratio may not be less than

3.0 to 1 over the term of the agreement.

The
Credit Facility also prohibits the payment of cash dividends if the Company is in default or if the amount of the dividends paid
annually exceeds the greater of $50.0 million and

20% of consolidated adjusted EBITDA unless the ratio of

consolidated net debt to
consolidated adjusted EBITDA is less than 2.0 to 1,

in which case there is no such limitation on amount.

As of March 31, 2021 and

Quaker Chemical Corporation
Management’s Discussion and Analysis

December 31, 2020, the Company was in compliance with

all of the Credit Facility covenants.

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

the Company’s consolidated net

leverage ratio.

At the
time the Company entered into the swaps, and as

of March 31, 2021, the aggregate interest rate on the swaps,

including the fixed base
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

As of March 31, 2021, the Company had Credit Facility borrowings outstanding of $900.7 million.

As of December 31, 2020, the
Company had Credit Facility borrowings outstanding

of $887.1 million.

The Company has unused capacity under the Revolver of
approximately $204 million, net of bank letters of

credit of approximately $6 million, as of March 31, 2021.

The Company’s other
debt obligations are primarily industrial development

bonds, bank lines of credit and municipality-related loans, which totaled $12.4
million and $12.1 million as of March 31, 2021 and

December 31, 2020, respectively.

Total unused capacity

under these
arrangements as of March 31, 2021 was approximately

$40 million.

The Company’s total net debt

as of March 31, 2021 was $749.6
million.
The Company estimates that it realized cost synergies

in the first quarter of 2021 of approximately $18 million compared to approximately $10 million in the first quarter of 2020.

The Company continues to expect to realize Combination cost synergies of
approximately $75 million in 2021 and $80 million in

2022.

The Company continues to expect to incur additional costs

and make
associated cash payments to integrate Quaker and Houghton

and continue realizing the Combination’s

total anticipated cost synergies.

The Company expects total cash payments, including

those pursuant to the QH Program, described below,

but excluding incremental
capital expenditures related to the Combination,

will be approximately 1.3 times its total anticipated 2022 cost synergies of $80
million.

A significant portion of these costs were already incurred

in 2019, 2020 and the first quarter of 2021, but the Company expects to continue to incur such costs throughout

the remainder of 2021.

The Company incurred $0.8 million of total Combination,
integration and other acquisition-related expenses in the

first quarter of 2021, which includes $0.4 million of accelerated depreciation
and is net of a $5.4 million gain on the sale of certain

held-for-sale real property assets, described in

the Non-GAAP Measures section
of this Item below.

Comparatively, in the first

quarter of 2020, the Company incurred $8.3 million of

total Combination, integration
and other acquisition-related expenses, including $0.5

million of accelerated depreciation.

The Company had aggregate net cash
outflows of approximately $8.7 million related to the

Combination, integration and other acquisition-related expenses during the first
three months of 2021 as compared to $8.3 million during

the first three months of 2020.

Quaker Houghton’s management

approved, and the Company initiated, a global restructuring

plan (the “QH Program”) in the
third quarter of 2019 as part of its planned cost synergies

associated with the Combination.

The QH Program includes restructuring
and associated severance costs to reduce total headcount

by approximately 400 people globally and plans for the closure of certain
manufacturing and non-manufacturing facilities.

In connection with the plans for closure of certain manufacturing and non-
manufacturing facilities, the Company made a decision

to make available for sale certain facilities during the second quarter of 2020.

During the first quarter of 2021, certain of these facilities were sold and the Company recognized a gain on disposal of $5.4 million included within other income (expense), net on the Condensed

Consolidated Statement of Operations.

The exact timing and total
costs associated with the QH Program will depend

on a number of factors and is subject to change; however,

reductions in headcount
and site closures have continued into 2021.

The Company currently expects additional headcount reductions and site closures to occur
into 2022 and estimates that the anticipated cost synergies

realized under the QH Program will approximate one-times restructuring costs incurred.

The Company made cash payments related to the settlement of

restructuring liabilities under the QH Program during
the first three months of 2021 of approximately $1.2 million compared to $4.9 million in the first three months of

2020.

Quaker Chemical Corporation
Management’s Discussion and Analysis

As of March 31, 2021, the Company’s

gross liability for uncertain tax positions, including interest and penalties, was $30.0
million.

The Company cannot determine a reliable estimate of the

timing of cash flows by period related to its uncertain tax position liability.

However, should the entire liability

be paid, the amount of the payment may be reduced by up

to $7.5 million as a result of
offsetting benefits in other tax jurisdictions.

During the fourth quarter of 2020, one of the Company’s

subsidiaries received a notice of
inspection from a taxing authority in a country where certain of its subsidiaries operate, which relate to a non-income

(indirect) tax
that may be applicable to certain products the subsidiary

sells.

To date, the Company

has not received any assessment from the
authority related to potential liabilities that may be due

from the Company’s subsidiary.

Consequently there is substantial uncertainty
with respect to the Company’s

ultimate liability with respect to this indirect tax.

See Note 19 of Notes to Condensed Consolidated
Financial Statements in Item 1 of this Report.
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

(loss) before equity in net income of associated companies.

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
Non-GAAP Operating Income and Margin Reconciliations Three Months Ended
March 31,

2021 2020
Operating income (loss)

$ 44,894 $ (12,444)
Houghton combination, integration and other acquisition

-related expenses (a)
6,230 8,276
Restructuring and related charges (b) 1,175 1,716
Fair value step up of acquired inventory sold (c) 801 —
CEO transition costs (d) 504 —
Inactive subsidiary's non-operating litigation costs (e) 51 —
Customer bankruptcy costs (f) — 463
Indefinite-lived intangible asset impairment (g) — 38,000
Non-GAAP operating income $ 53,655 $ 36,011
Non-GAAP operating margin (%) (m)
12.5% 9.5%

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and
Non-GAAP Net Income Reconciliations
Three Months Ended
March 31,

2021 2020
Net income (loss) attributable to Quaker Chemical Corporation $ 38,615 $ (28,381)
Depreciation and amortization (a) (l) 22,448 21,584
Interest expense, net 5,470 8,461
Taxes on income

(loss) before equity in net income of associated companies
10,689 (13,070)
EBITDA $ 77,222 $ (11,406)
Equity (income) loss in a captive insurance company

(h)
(3,080) 327
Houghton combination, integration and other acquisition

-related expenses (a)
427 7,803
Restructuring and related charges (b) 1,175 1,716
Fair value step up of acquired inventory sold (c) 801 —
CEO transition costs (d) 504 —
Inactive subsidiary's non-operating litigation costs (e) 51 —
Customer bankruptcy costs (f) — 463
Indefinite-lived intangible asset impairment (g) — 38,000
Pension and postretirement benefit costs, non-service components

(i)
(124) 23,525
Currency conversion impacts of hyper-inflationary economies (j) 172 51
Adjusted EBITDA
$ 77,148 $ 60,479
Adjusted EBITDA margin (%) (m)
18.0% 16.0%
Adjusted EBITDA
$ 77,148 $ 60,479
Less: Depreciation and amortization - adjusted (a)
22,033 21,111
Less: Interest expense, net
5,470 8,461
Less: Taxes on income

before equity in net income of associated companies - adjusted

(a)(n)
11,739 6,463
Non-GAAP net income
$ 37,906 $ 24,444

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations Three Months Ended
March 31,

2021 2020
GAAP earnings (loss) per diluted share attributable to Quaker

Chemical Corporation

common shareholders
$ 2.15 $ (1.60)
Equity (income) loss in a captive insurance company

per diluted share (h)
(0.17) 0.02
Houghton combination, integration and other acquisition

-related expenses per diluted share (a)
0.04 0.36
Restructuring and related charges per diluted

share (b)
0.05 0.07
Fair value step up of acquired inventory sold per diluted

share (c)
0.03 —
CEO transition costs per diluted share (d) 0.02 —
Inactive subsidiary's non-operating litigation costs per

diluted share (e)
0.00

—
Customer bankruptcy costs per diluted share (f) — 0.02
Indefinite-lived intangible asset impairment per diluted

share (g)
— 1.65
Pension and postretirement benefit costs, non-service components per diluted share (i)
(0.00) 0.88
Currency conversion impacts of hyper-inflationary economies per diluted share (j)
0.01
0.00

Impact of certain discrete tax items per diluted share (k) (0.02) (0.02)
Non-GAAP earnings per diluted share (o) $ 2.11 $ 1.38
(a)

Houghton combination, integration and other acquisition-related expenses include certain legal, financial, and other advisory

and
consultant costs incurred in connection with post-closing

integration activities including

internal control readiness and
remediation.

These costs are not indicative of the future operating performance of the Company.

Approximately $0.1 million for
the three months ended March 31, 2021 of these pre

-tax costs were considered non-deductible for

the purpose of determining the
Company’s effective

tax rate, and, therefore, taxes on income before equity

in net income of associated companies - adjusted
reflects the impact of these items.

During the three months ended March 31, 2021 and 2020,

the Company recorded $0.4 million
and $0.5 million, respectively,

of accelerated depreciation related to certain of the Company’s facilities, which is included in the
caption “Houghton combination, integration and other

acquisition-related expenses” in the reconciliation of operating income
(loss) to non-GAAP operating income and included

in the caption “Depreciation and amortization” in the reconciliation of net
income (loss) attributable to the Company to EBITDA, but

excluded from the caption “Depreciation and amortization – adjusted”
in the reconciliation of adjusted EBITDA to non-GAAP net

income attributable to the Company.

During the three months ended
March 31, 2021, the Company recorded a $5.4 million gain

on the sale of certain held-for-sale real property

assets related to the
Combination which is included in the caption “Houghton,

combination, integration and other acquisition-related expenses” in the
reconciliation of GAAP earnings (loss) per diluted

share attributable to Quaker Chemical Corporation common

shareholders to
Non-GAAP earnings per diluted share as well as the reconciliation of net income (loss) attributable to Quaker Chemical
Corporation to Adjusted EBITDA and Non-GAAP net

income.

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

These increases in costs of goods sold (“COGS”) are not indicative of the
future operating performance of the Company.
(d)

CEO transition costs represent the costs related to the

Company’s on-going search

for a new CEO in connection with the
previously announced executive transition planned for

the end of 2021.

These expenses are not indicative of the future operating
performance of the Company.
(e)

Inactive subsidiary’s

non-operating litigation costs represents the charges

incurred by an inactive subsidiary of the Company and
are a result of the termination of restrictions on insurance settlement reserves as previously disclosed in the Company’s

2020
Form 10-K.

These charges are not indicative of the future operating

performance of the Company.

See Note 9 of Notes to
Condensed Consolidated Financial Statements, which appears

in Item 1 of this Report.
(f)

Customer bankruptcy costs represent the costs associated with a specific reserve for trade accounts receivable related to

a
customer who filed for bankruptcy protection. These expenses are not indicative of the future operating performance

of the
Company.

Quaker Chemical Corporation
Management’s Discussion and Analysis

(g)

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
(i)

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

During both the
three months ended March 31, 2021 and 2020,

the Company incurred non-deductible, pre-tax charges

related to the Company’s
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
(l)

Depreciation and amortization for the three months

ended March 31, 2021 and 2020 included $0.3 million and

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

Houghton combination, integration and other
acquisition-related expenses described in (a) resulted in

incremental taxes of $0.1 million and $2.0 million during the three months ended March 31, 2021 and 2020, respectively.

Restructuring and related charges described in (b) resulted

in incremental
taxes of $0.2 million and $0.4

million during the three months ended March 31, 2021

and 2020,

respectively.

Fair value step up
of inventory sold described in (c) resulted in incremental

taxes of $0.2 million during the three months ending March 31,

2021.

CEO transition expenses described in (d) resulted

in incremental taxes of $0.1 million during the three months ended

March 31,
2021.

Inactive subsidiary litigation described in (e) resulted in incremental taxes of less than $0.1 million during the three months
ended March 31, 2021.

Customer bankruptcy costs described in (f) resulted in incremental taxes of $0.1 million during the three
months ended March 31, 2020.

Indefinite-lived intangible asset impairment described in

(g) resulted in incremental taxes of $8.7
million during the three months ended March 31, 2020.

Pension and postretirement benefit costs, non-service components described in (i) resulted in a tax benefit of less than

$0.1 million and incremental taxes of $7.9 million for the three months ended
March 31, 2021 and 2020, respectively.

Tax impact of certain discrete

items described in (k) above resulted in a tax benefit of
$0.4 million during each of the three months ended March

31, 2021 and 2020.
(o)

The Company calculates non-GAAP earnings per diluted share

as non-GAAP net income attributable to the Company

per
weighted average diluted shares outstanding using the “two-class share method” to calculate such in each given period.
Off-Balance Sheet Arrangements
The Company had no material off-balance

sheet items, as defined under Item 303(a)(4) of Regulation S-K as of

March 31, 2021.
The Company’s only

off-balance sheet items outstanding as of March 31,

2021 represented approximately $9 million of total bank
letters of credit and guarantees.

The bank letters of credit and guarantees are not significant to the Company’s liquidity

or capital
resources.

See Note 15 of Notes to Condensed Consolidated Financial Statements

in Item 1 of this Report.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Operations
Consolidated Operations Review – Comparison of the First Quarter

of 2021 with the First Quarter of 2020
Net sales were $429.8 million in the first quarter of 2021

compared to $378.6 million in the first quarter of 2020.

The net sales
increase of $51.2 million or 14% quarter-over-quarter

reflects a benefit from higher sales volumes of 5%, additional net sales from
recent acquisitions of 3%, the positive impact from foreign

currency translation of 3% and increases in selling price and product mix
of approximately 3%.

The increase in sales volumes compared to the first quarter

of 2020 was primarily due to improved end market
conditions and continued market share gains.

Additional net sales from acquisition primarily related to sales attributable to Coral,
which the Company acquired in December 2020.

COGS were $273.6 million in the first quarter of 2021 compared to $244.7 million in the first quarter of 2020.

The increase in
COGS of $28.9 million or 12% was driven by the associated

COGS on the increase in net sales as described above,

and, to a lesser
extent, an expense of $0.8 million associated with selling acquired

Coral inventory at its fair value described in the Non-GAAP
Measures section of this Item above.

Gross profit in the first quarter of 2021 increased $22.3

million or 17% from the first quarter of 2020, due primarily to the
increase in net sales.

The Company’s reported gross margin

in the first quarter of 2021 was 36.3% compared to 35.4%

in the first
quarter of 2020.

The Company’s current

quarter gross margin includes the impact of the inventory

fair value step up described above.
Excluding this and other one-time increases to COGS including accelerated depreciation in both periods, described in the Non-GAAP
Measures section of this Item above, the Company estimates that its gross margins in the first quarters of 2021

and 2020 would have
been approximately 36.6% and 35.5%, respectively.

While the Company has experienced higher raw material costs beginning in the
fourth quarter of 2020 and continuing into 2021,

the higher gross margin as compared to the prior year

first quarter was primarily
driven by the Company’s

continued execution of Combination-related logistics, procurement and manufacturing cost savings
initiatives as well as the benefit of higher volumes in the

current quarter and the related impact from fixed manufacturing costs.

SG&A in the first quarter of 2021 increased $5.6

million or 6% compared to the first quarter of 2020 due

primarily to additional
SG&A from acquisitions, increases due to foreign

currency translation and $0.5 million of CEO transition costs described in the Non-
GAAP Measures section of this Item, above, partially

offset by lower travel expenses and a decrease in the

service component of the
Company’s pension and

postretirement benefits as a result of the first quarter of 2020 termination of its Legacy Quaker U.S. pension
plan.

During the first quarter of 2021 the Company incurred

$5.8 million of Combination, integration and other acquisition-related expenses primarily for professional fees related to Houghton integration and other acquisition-related activities.

Comparatively, the
Company incurred $7.9 million of expenses in the prior

year first quarter, primarily due

to various professional fees related to legal,
financial and other advisory and consultant expenses for integration activities.

See the Non-GAAP Measures

section of this Item,
above.
The Company initiated a restructuring program during

the third quarter of 2019 as part of its global plan to realize cost synergies
associated with the Combination that occurred during

2019 and 2020 and are expected to continue throughout 2021.

The Company
incurred restructuring and related charges for

reductions in headcount and site closures under this program of $1.2 million and $1.7
million during the first quarters of 2021 and 2020,

respectively.

See the Non-GAAP Measures section of this Item, above.
During the first quarter of 2020, the Company recorded

a $38.0 million non-cash impairment charge to write

down the value of
certain indefinite-lived intangible assets associated with the

Combination.

This non-cash impairment charge was related to certain
acquired Houghton trademarks and tradenames and

was primarily the result of the projected negative impacts of COVID-19 as of
March 31, 2020 on their estimated fair values.

There was no similar impairment charges recorded

during the first quarter of 2021.
Operating income in the first quarter of 2021 was

$44.9 million compared to an operating loss of $12.4 million in the first quarter
of 2020.

Excluding Combination, integration and other acquisition-related expenses, restructuring and related charges,

the indefinite-
lived intangible asset impairment charge, and

other expenses that are not indicative of the future operating performance of the
Company described in the Non-GAAP Measures section of

this Item,

above, the Company’s current

quarter non-GAAP operating
income increased to $53.7 million compared to

$36.0 million in the prior year first quarter primarily due

to the increase in net sales
described above and the benefits from cost savings initiatives related to the Combination.

The Company had other income, net, of $4.7 million

in the first quarter of 2021 compared to other expense, net of

$21.2 million
in the first quarter of 2020.

The quarter-over-quarter change was primarily due

to the first quarter of 2021 gain on the sale of certain
held-for-sale real property assets compared

to the first quarter of 2020 pension plan settlement charge

associated with the termination
of the Legacy Quaker U.S. Pension Plan.

See the Non-GAAP Measures section of this Item, above.

Partially offsetting these impacts
quarter-over-quarter were foreign currency transaction

losses of $1.5 million in the first quarter of 2021 compared to foreign currency
transaction gains of $0.8 million in the first quarter of

2020.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Interest expense, net,

decreased $3.0 million

compared to the first

quarter of 2020, due

to a decline in

interest rates in the

current
period over the

first quarter of

2020, as the

weighted average interest

rate incurred

on outstanding borrowings

under the Company’

s
credit facility was less than 2% during the first quarter

of 2021 compared to approximately 3% during the first quarter of 2020.
The Company’s effective

tax rates for the first quarters of 2021 and 2020 were an expense of

24.2% and a benefit of 31.1%,
respectively.

The Company’s effective

tax rate for the three months ended March 31, 2021 was impacted by the sale of certain held-
for-sale real property assets related to the Combination

as well as certain U.S. tax law changes.

Comparatively, the

prior year first
quarter effective tax rate was impacted by the

tax effect of certain one-time pre-tax losses as well as certain tax charges and benefits in
the current period including those related to changes

in foreign tax credit valuation allowances, tax law changes in a foreign jurisdiction, and the tax impacts of the Company’s

termination of its Legacy Quaker U.S. Pension Plan and the

Houghton indefinite-
lived trademarks and tradename intangible asset impairment.

Excluding the impact of these items as well as all other non-core items
in each quarter, described in

the Non-GAAP Measures section of this Item, above, the Company estimates that its effective tax rates
for the first quarter of 2021 and 2020 would have been

approximately 25% and 22%, respectively.

This quarter-over-quarter increase
was largely driven by the impact of higher

pre-tax income in the current quarter as compared to the prior year quarter on certain tax
adjustments as well as increased withholding taxes on

expected current year repatriated earnings.

The Company expects continued
volatility in its effective tax rates due to several

factors, including the timing of tax audits and the expiration of applicable statutes of
limitations as they relate to uncertain tax positions,

the unpredictability of the timing and amount of certain incentives in various tax
jurisdictions, the treatment of certain acquisition-related

costs and the timing and amount of certain share-based compensation

-related
tax benefits, among other factors.
Equity in net income of associated companies increased $4.5 million in the first quarter of 2021 compared to the first quarter of
2020, primarily due to current quarter income from

the Company’s interest in

a captive insurance company compared to losses in the
prior year first quarter.

See the Non-GAAP Measures section of this Item, above.

In addition, the Company had higher earnings
quarter-over-quarter from the Company’s

50% interest in its joint venture in Korea.

Net income attributable to noncontrolling interest was less than

$0.1 million in both the first quarters of 2021 and 2020.

Foreign exchange negatively impacted the Company’s

first quarter of 2021 results by approximately 1% as higher

foreign
exchange transaction losses quarter-over-quarter

were partially offset by an aggregate positive impact from

foreign currency
translation on earnings.
Reportable Segments Review - Comparison of the First Quarter

of 2021 with the First Quarter of 2020
The Company’s reportable

segments reflect the structure of the Company’s

internal organization, the method by which the
Company’s resources are

allocated and the manner by which the chief operating decision maker of the Company assesses its
performance.

The Company has four reportable segments: (i) Americas;

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

Segment operating earnings for each of the Company’s

reportable segments are comprised of net sales less directly related

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

Americas
Americas represented approximately 31% of the Company’s

consolidated net sales in the first quarter of 2021.

The segment’s net
sales were $134.9 million, an increase of $5.0 million

or 4% compared to the first quarter of 2020.

The increase in net sales reflects
the inclusion of additional net sales from acquisitions, primarily

Coral.

Excluding net sales from acquisitions, the segment’s

net sales
were relatively flat compared to the prior year first quarter as the increases from selling price and product mix of 2%

were offset by
the negative impacts of foreign currency transaction of

2%.

The foreign exchange impact was primarily due to the

weakening of the
Brazilian real against the U.S. dollar,

as this exchange rate averaged

5.46 in the first quarter of 2021 compared to 4.43 in the first quarter of 2020.

This segment’s operating

earnings were $32.2 million, an increase of $3.0 million or 10%

compared to the first
quarter of 2020.

The increase in segment operating earnings reflects the higher net sales described above coupled with a higher
current quarter gross margin, partially offset

by slightly higher SG&A, including SG&A from acquisitions.

Quaker Chemical Corporation
Management’s Discussion and Analysis

EMEA
EMEA represented approximately 28% of the Company’s

consolidated net sales in the first quarter of 2021.

The segment’s net
sales were $119.8 million, an

increase of $15.0 million or 14% compared to the first quarter of 2020.

The increase in net sales was
driven by increases in volumes of 3%, a benefit from

selling price and product mix of 2%, additional set sales from acquisitions of less
than 1% and a positive impact from foreign currency translation of 8%.

The current quarter volume increase was driven by the
continued gradual economic rebound from the COVID-19

slowdown.

The foreign exchange impact was primarily due to the
strengthening of the euro against the U.S. dollar as this exchange rate averaged 1.21 in the first quarter of 2021 compared to 1.10 in the first quarter of 2020.

This segment’s operating earnings

were $25.2 million, an increase of $6.9 million or 38%

compared to the
first quarter of 2020.

The increase in segment operating earnings reflects the higher net sales described above coupled with higher
current quarter gross margin and relatively

flat SG&A.
Asia/Pacific
Asia/Pacific represented approximately 23% of the

Company’s consolidated net

sales in the first quarter of 2021.

The segment’s
net sales were $96.7 million, an increase of $23.2 million

or 31% compared to the first quarter of 2020.

The increase in net sales
reflects increases in volumes of 28% and the positive impact of foreign currency translation of 7% partially offset

by decreases in
selling price and product mix of 4%.

The increases in volume was primarily driven by the continued gradual economic rebound from
the COVID-19 slowdown as the pandemic notably impacted

China during the first quarter of 2020.

The foreign exchange impact was
primarily due to the strengthening of the Chinese renminbi

against the U.S. dollar as this exchange rate averaged

6.48 in the first
quarter of 2021 compared to 6.98 in the first quarter of 2020.

This segment’s operating

earnings were $27.5 million, an increase of
$8.0 million or 41% compared to the first quarter of 2020.

The increase in segment operating earnings reflects the higher net sales
described above on a relatively consistent gross margin

quarter-over-quarter.

These increases were partially offset by higher SG&A
which was driven by the segment’s

improved operating performance compared to the first quarter of 2020.
Global Specialty Businesses
Global Specialty Businesses represented approximately

18% of the Company’s consolidated

net sales in the first quarter of 2021.

The segment’s net sales were

$78.4 million, an increase of $8.1 million or 12% compared

to the first quarter of 2020.

The increase in
net sales reflects the inclusion of additional net sales from the Company’s Coral Chemical

acquisition.

Excluding net sales from
acquisitions, the segment’s

net sales would have increased 6% quarter-over-quarter

driven by increases in selling price and product
mix, including Norman Hay,

of approximately 20% and the positive impact from foreign

currency translation of 2%, partially offset
by decreases in volumes of 16%.

The foreign exchange impact was primarily due to the

strengthening of the euro against the U.S.
dollar described in the EMEA section above, partially

offset by the weakening of the Brazilian real against

the U.S. dollar described in
the Americas section, above.

Both the changes in selling price and product mix and

sales volume were primarily driven by higher
shipments of a lower priced product in the Company’s

mining business in the prior year,

without the impact of this mining business
item, this segment’s volumes

would have been relatively consistent quarter-over-quarter.

This segment’s operating

earnings were
$24.2 million, an increase of $3.6 million or 18% compared

to the first quarter of 2020.

The increase in segment operating earnings
reflects the higher net sales described above coupled

with higher current quarter gross margin and relatively

flat SG&A.
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

We have based

these forward-looking

statements, including statements
regarding the potential effects of the COVID-19

pandemic on the Company’s

business, results of operations, and financial condition

,
our expectation that we will maintain sufficient

liquidity and remediate any of our material weaknesses in internal control over
financial reporting on our current expectations about

future events, and statements regarding the impact of increased raw material
costs and pricing initiatives.

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

Quaker Chemical Corporation
Management’s Discussion and Analysis

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

A major risk is that demand for the Company’s

products and services is
largely derived from the demand for our customers’

products, which subjects the Company to uncertainties related to downturns in a
customer’s business and unanticipated customer

production shutdowns,

including as is currently being experienced

by many
automotive industry companies.

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

The ultimate impact of COVID-19 on our business will depend

on,
among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the
virus, the continued uncertainty regarding global

availability, administration

,

acceptance and long-term efficacy of vaccines, or other
treatments for

COVID-19 or its variants,

the longer-term effects on the economy by the pandemic,

including the resulting market
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
and other relief.

Other factors could also adversely affect us, including

those related to the Combination and other acquisitions and the integration of acquired businesses.

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

For more information regarding these
risks and uncertainties as well as certain additional

risks that we face, refer to the Risk Factors section, which appears in Item 1A in
our 2020 Form 10-K and in our quarterly and other reports

filed from time to time with the SEC.

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

Item 7A, of our Annual Report on Form
10-K for the year ended December 31, 2020, and we

believe there has been no material change to that information.

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
13a-15(e) under the Exchange Act) were not effective

as of March 31, 2021 because of the material weaknesses in

our internal control
over financial reporting, as described below.
As previously disclosed in “Item 9A. Controls and Procedures.”

in the Company’s 2020

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
Notwithstanding these material weaknesses, the Company

has concluded that the unaudited condensed consolidated financial statements included in this Report present fairly,

in all material respects, the financial position of the Company as of

March 31, 2021
and December 31, 2020, and that the results of its operations and its cash flows and changes in equity for both the

three month periods
ended March 31, 2021 and March 31, 2020, are in conformity

with accounting principles generally accepted in the United States of
America.

Progress on Remediation

of Material Weaknesses
The Company and its Board of Directors, including the

Audit Committee of the Board of Directors, are committed to maintaining a strong internal control environment.

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
plan activities.
Despite the challenges brought on by COVID-19 and

driven by the Company’s

priority of creating a long-term sustainable control
structure to ensure stability for a company that has more

than doubled in size since August 2019, the Company continues to make
substantial strides towards remediating the underlying

causes of the previously disclosed material weaknesses in our risk assessment
process and within our revenue process, as further discussed below.
Risk Assessment –

We previously determined

that our risk assessment process was not designed adequately to respond to changes
to the risks of material misstatement to financial rep

orting.

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

Although we have implemented

and tested the additional controls as noted in our remediation plan and found them to be effective, this material

weakness will not be
considered remediated due to the Revenue – Price and

Quantity material weakness, discussed below.

Once the Revenue – Price and
Quantity material weakness is remediated, we expect

the Risk Assessment material weakness will also be remediated.

Revenue – Price and Quantity –
We previously

determined that we did not design and maintain effective

controls over the review
of pricing, quantity and customer data to verify that revenue recognized was complete and accurate.

In order to remediate this
material weakness, the Company made significant progress

in its redesign of certain aspects of its revenue process and related controls.

The Company has identified and agreed upon design enhancements and requirements for each revenue sub-process.

The
design includes enhancements to entity-level and transactional

-level manual controls as well as IT general and application controls
and the Company is in the process of implementing

these design changes both centrally and locally.

However, because the additional
controls have not been fully implemented and tested, this

material weakness is not yet remediated.

This existing material weakness
will not be considered remediated until the applicable

remedial controls have been fully implemented and operate

for a sufficient
period of time and management has concluded, through

testing, that the controls are operating effectively.

Given the significant resources the Company has dedicated

to remediation of its material weaknesses, the Company is committed to remediation and expects that in 2021 it will successfully implement the enhanced design of its revenue processes and have a
sufficient operational effectiveness period

to evidence remediation over its price and quantity material weakness and, concurrently,
evidence remediation over its risk assessment material weakness in 2021 as well.

Changes in internal control over financial

reporting.

As required by Rule 13a-15(d) under the Exchange Act,

our
management, including our principal executive officer

and principal financial officer, has evaluated

our internal control over
financial reporting to determine whether any changes

to our internal control over financial reporting occurred during the
quarter ended March 31, 2021 that have materially affec

ted, or are reasonably likely to materially affect, our

internal control
over financial reporting.

Based on that evaluation, there were no changes that have materially affected, or are reasonably
likely to materially affect, our internal control

over financial reporting during the quarter ended March

31, 2021.

PART

II.

OTHER INFORMATION
Items 3, 4 and 5 of Part II are inapplicable and have been

omitted.
Item 1.

Legal Proceedings.

Incorporated by reference is the information in Note

19 of the Notes to the Condensed Consolidated Financial

Statements in Part
I, Item 1, of this Report.
Item 1A.

Risk Factors.

In addition to the other information set forth in this Report,

you should carefully consider the risk factors previously disclosed in
Part I, Item 1A of our 2020 Form 10-K, which includes the

on-going risk and uncertainty related to the outbreak of

COVID-19 and its
impact on business and economic conditions.

The risks associated with COVID-19 and the other risks described in our 2020 Form

10-K are not the only risks we face. Additional risks and

uncertainties not currently known to us or that we currently deem to be
immaterial may also materially and adversely affect

our business, financial condition or operating results.
Item 2.

Unregistered Sales of Equity Securities and Use of

Proceeds.
The following table sets forth information concerning

shares of the Company’s

common stock acquired by the Company during
the period covered by this Report:
(c) (d)
Total

Number of
Approximate Dollar
(a) (b)
Shares Purchased

Value of

Shares that
Total

Number
Average as part of
May Yet

be
of Shares Price Paid Publicly Announced Purchased Under the
Period Purchased (1) Per Share (2) Plans or Programs Plans or Programs (3)
January 1 - January 31 — $ — — $
86,865,026

February 1 - February 28
4,595

$
284.56

— $
86,865,026

March 1 - March 31
45

$
240.55

— $
86,865,026

Total
4,640

$
284.14

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

There were no shares acquired by the
Company pursuant to the 2015 Share Repurchase Program

during the quarter ended March 31, 2021.
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
10.1
–
Memorandum of Employment by and between the Registrant and Shane Hostetter dated and effective April 19, 2021. *†
10.2
–
Form of Change of Control Agreement by and between the Registrant and certain executive officers (including Robert
Traub, Jeewat Bijlani, Kym Johnson, David Slinkman and Shane Hostetter). Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q, filed on November 12, 2019. †
10.3
–
Memorandum of Employment by and between the Registrant and David Will dated March 22, 2021 and effective April
19, 2021. *†
10.4
–
Chief Executive Officer Transition Agreement dated April 22, 2021 effective December 31, 2021. *†
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

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Shane W.

Hostetter________________________________
Date: May 6, 2021

Shane W.

Hostetter,

Senior Vice President, Chief Financial
Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)