Form 10-Q
period 2021-06-30
QUAKER CHEMICAL CORP
filed 2021-08-05
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM
10-Q

☒
QUARTERLY

REPORT PURSUANT TO SECTION

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934
For the quarterly period ended
June 30, 2021

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
Outstanding on July 31, 2021

17,878,247

QUAKER CHEMICAL CORPORATION

AND CONSOLIDATED

SUBSIDIARIES

Page
PART

I.

FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and June 30, 2020
2
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2021 and June
30, 2020
3
Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020
4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and June 30, 2020
5
Notes to Condensed Consolidated Financial Statements
6
Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.
28
Item 3.

Quantitative and Qualitative Disclosures about Market Risk.
43
Item 4.

Controls and Procedures.
44
PART

II
.

OTHER INFORMATION.
Item 1.
Legal Proceedings.
46
Item 1A.
Risk Factors.
46
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.
46
Item 6.

Exhibits.
47
Signatures
47

PART

I
FINANCIAL INFORMATION

Item 1.

Financial Statements (Unaudited).

Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)

Unaudited
Three Months Ended Six Months Ended
June 30,

June 30,

2021 2020 2021 2020
Net sales $
435,262
$
286,040
$
865,045
$
664,601
Cost of goods sold (
excluding amortization expense - See Note 14
)

280,811

188,654

554,400

433,364
Gross profit

154,451

97,386

310,645

231,237
Selling, general and administrative expenses

108,679

86,667

212,989

185,368
Indefinite-lived intangible asset impairment
—
—
—
38,000
Restructuring and related charges
298
486
1,473
2,202
Combination, integration and other acquisition-related

expenses
6,658
7,995
12,473
15,873
Operating income (loss)

38,816
2,238

83,710

(10,206)
Other income (expense), net

14,010

(993)

18,697

(22,168)
Interest expense, net
(5,618)
(6,811)
(11,088)
(15,272)
Income (loss) before taxes and equity in net income of
associated companies

47,208

(5,566)

91,319

(47,646)
Taxes on income

(loss) before equity in net income of associated
companies

15,218

3,222

25,907

(9,848)
Income (loss) before equity in net income of associated
companies

31,990

(8,788)

65,412

(37,798)
Equity in net income of associated companies

1,610

1,066

6,820

1,732
Net income (loss)
33,600
(7,722)
72,232
(36,066)
Less: Net income attributable to noncontrolling interest
30
13
47
50
Net income (loss) attributable to Quaker Chemical Corporation $
33,570
$
(7,735)
$
72,185
$
(36,116)
Per share data:

Net income (loss) attributable to Quaker Chemical Corporation common shareholders – basic $
1.88
$
(0.43)
$
4.04
$
(2.03)
Net income (loss) attributable to Quaker Chemical Corporation common shareholders – diluted $
1.88
$
(0.43)
$
4.03
$
(2.03)
Dividends declared $
0.395
$
0.385
$
0.790
$
0.770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

Unaudited
Three Months Ended Six Months Ended
June 30,

June 30,

2021 2020 2021 2020
Net income (loss)

$
33,600
$
(7,722)
$
72,232
$
(36,066)
Other comprehensive income (loss), net of tax
Currency translation adjustments
16,165
10,551
(9,296)
(44,200)
Defined benefit retirement plans
397
213
1,689
17,170
Current period change in fair value of derivatives
452
(111)
1,014
(4,092)
Unrealized gain (loss) on available-for-sale securities
279
1,608
(2,746)
(103)
Other comprehensive income (loss)
17,293
12,261
(9,339)
(31,225)
Comprehensive income (loss)
50,893
4,539
62,893
(67,291)
Less: Comprehensive (income) loss attributable to
noncontrolling interest
(38)
(14)
(53)
81
Comprehensive income (loss) attributable to Quaker Chemical
Corporation
$
50,855
$
4,525
$
62,840
$
(67,210)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value and share amounts)

Unaudited
June 30,

December 31,
2021 2020
ASSETS

Current assets

Cash and cash equivalents
$
145,610
$
181,833
Accounts receivable, net

418,642

372,974
Inventories

Raw materials and supplies

116,491

86,148
Work-in-process

and finished goods

126,318

101,616
Prepaid expenses and other current assets

60,844

50,156
Total current

assets

867,905

792,727
Property, plant and

equipment, at cost

424,360

423,253
Less accumulated depreciation

(229,919)

(219,370)
Property, plant and

equipment, net

194,441

203,883
Right of use lease assets
36,160
38,507
Goodwill

633,449

631,212
Other intangible assets, net

1,068,795

1,081,358
Investments in associated companies

98,013

95,785
Deferred tax assets

13,392

16,566
Other non-current assets

32,664

31,796
Total assets $
2,944,819
$
2,891,834
LIABILITIES AND EQUITY

Current liabilities

Short-term borrowings and current portion of long-term debt $
48,079
$
38,967
Accounts and other payables

219,617

198,872
Accrued compensation

33,399

43,300
Accrued restructuring
5,278
8,248
Other current liabilities

94,061

93,573
Total current

liabilities

400,434

382,960
Long-term debt

847,154

849,068
Long-term lease liabilities
25,668
27,070
Deferred tax liabilities

181,264

192,763
Other non-current liabilities

114,898

119,059
Total liabilities

1,569,418

1,570,920
Commitments and contingencies (Note 19)
Equity

Common stock $
1

par value; authorized
30,000,000

shares; issued and

outstanding 2021 –
17,878,137

shares; 2020 –
17,850,616

shares
17,878
17,851
Capital in excess of par value

910,862

905,171
Retained earnings

482,001

423,940
Accumulated other comprehensive loss

(35,943)

(26,598)
Total Quaker

shareholders’ equity

1,374,798

1,320,364
Noncontrolling interest

603
550
Total equity
1,375,401
1,320,914
Total liabilities and

equity
$
2,944,819
$
2,891,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

Unaudited
Six Months Ended
June 30,

2021 2020
Cash flows from operating activities

Net income (loss)

$
72,232
$
(36,066)
Adjustments to reconcile net income (loss) to net cash (used

in) provided by operating activities:

Amortization of debt issuance costs

2,375

2,375
Depreciation and amortization

44,188

42,079
Equity in undistributed earnings of associated companies,

net of dividends

(6,715)

3,219
Acquisition-related fair value adjustments related to inventory
801
229
Deferred compensation, deferred taxes and other,

net

(13,849)

(22,033)
Share-based compensation

6,134

7,673
(Gain) loss on disposal of property,

plant, equipment and other assets

(5,356)

81
Insurance settlement realized

—

(542)
Indefinite-lived intangible asset impairment
—
38,000
Combination and other acquisition-related expenses, net of

payments
(2,305)
1,860
Restructuring and related charges
1,473
2,202
Pension and other postretirement benefits

(2,223)

18,784
(Decrease) increase in cash from changes in current assets and current

liabilities, net of acquisitions:
Accounts receivable

(47,252)

61,659
Inventories

(57,020)

(3,689)
Prepaid expenses and other current assets

(20,111)

(2,849)
Change in restructuring liabilities
(4,214)
(9,592)
Accounts payable and accrued liabilities

22,274

(58,728)

Net cash (used in) provided by operating activities

(9,568)

44,662
Cash flows from investing activities

Investments in property,

plant and equipment

(6,974)

(7,534)
Payments related to acquisitions, net of cash acquired

(29,424)

(3,132)
Proceeds from disposition of assets
14,744
11
Insurance settlement interest earned

—

37

Net cash used in investing activities

(21,654)

(10,618)
Cash flows from financing activities

Payments of term loan debt

(19,065)

(18,702)
Borrowings on revolving credit facilities, net

29,433

205,500
Repayments on other debt, net
(219)

(684)
Dividends paid

(14,113)

(13,662)
Stock options exercised, other

(416)

(1,923)
Purchase of noncontrolling interest in affiliates
—
(1,047)
Distributions to noncontrolling affiliate shareholders
—
(751)

Net cash (used in) provided by financing activities

(4,380)

168,731

Effect of foreign exchange rate changes on

cash

(683)

(4,575)
Net (decrease) increase in cash, cash equivalents and restricted cash

(36,285)

198,200
Cash, cash equivalents and restricted cash at the beginning

of the period

181,895

143,555
Cash, cash equivalents and restricted cash at the end of

the period
$
145,610
$
341,755

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

6
Note 1 – Basis of Presentation and Description of Business

Basis of Presentation
As used in these Notes to Condensed Consolidated

Financial Statements, the terms “Quaker,”

“Quaker Houghton,”

the
“Company,”

“we,” and “our” refer to Quaker Chemical Corporation (doing

business as Quaker Houghton), its subsidiaries, and
associated companies, unless the context otherwise requires.

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

The results for the
six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

These financial
statements should be read in conjunction with the Company’s

Annual Report filed on Form 10-K for the year

ended December 31,
2020 (the “2020 Form 10-K”).

Description of Business
The Company was organized in 1918, incorporated

as a Pennsylvania business corporation in 1930, and in August

2019
completed the Combination with Houghton to form

Quaker Houghton.

Quaker Houghton is the global leader in industrial process
fluids.

With a presence around the world,

including operations in over
25

countries, the Company’s customers

include thousands of
the world’s most advanced

and specialized steel, aluminum, automotive, aerospace,

offshore, can, mining, and metalworking
companies.

Quaker Houghton develops, produces, and markets a broad range of formulated chemical specialty products and offe

rs
chemical management services (which the Company refers

to as “Fluidcare”) for various heavy industrial and manufacturing applications throughout its
four

segments: Americas; Europe, Middle East and Africa (“EMEA”);

Asia/Pacific; and Global Specialty
Businesses.
Hyper-inflationary economies
Based on various indices or index compilations being

used to monitor inflation in Argentina as well as economic

instability,
effective July 1, 2018, Argentina’s

economy was considered hyper-inflationary under U.S.

GAAP.

As of, and for the three and six
months ended June 30, 2021, the Company's Argentine

subsidiaries represented less than
1
% of the Company’s consolidated

total
assets and net sales, respectively.

During the three and six months ended June 30, 2021, the Company recorded $
0.1

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

The full extent of the COVID-19 pandemic
related business and travel restrictions and changes to

business and consumer behavior intended to reduce its spread are uncertain as of
the date of this Quarterly Report on Form 10-Q for the

period ended June 30, 2021 (the “Report”) as COVID-19

and the responses of
governmental authorities continue to evolve globally.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

7
The Company cannot reasonably estimate the magnitude

of the effects these conditions will have on the Company’s

operations in
the future as they are subject to significant uncertainties

relating to the ultimate geographic spread of the virus,

the incidence and
severity of the symptoms, the duration or resurgences

of the outbreak including the impact of new variants, the global availability and
acceptance of vaccines as well as their efficacy,

the length of the travel restrictions and business closures imposed by governments of
impacted countries, and the economic response by governments of impacted countries, all of which continue to evolve.
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
Note 2 – Business Acquisitions
2021 Acquisitions
In June 2021, the Company acquired certain assets for its chemical maskants product line in the Global Specialty Businesses
reportable segment for
2.3

million EUR or approximately $
2.8

million.

The Company accounted for the acquisition using the asset
acquisition method under ASC 805, Business Combinations
.

In February 2021, the Company acquired a tin-plating

solutions business for the steel end market for approximately $
25

million.

This acquisition is part of each of the Company’s

geographic reportable segments.

The Company allocated $
19.6

million of the
purchase price to intangible assets, comprised of $
18.3

million of customer relationships, to be amortized over
19 years
; $
0.9

million
of existing product technology to be amortized over
14 years
; and $
0.4

million of a licensed trademark to be amortized over
3 years
.

In addition, the Company recorded $
5.0

million of goodwill related to expected value not allocated

to other acquired assets, all of
which is expected to be tax deductible.

As of June 30, 2021, the allocation of the purchase price has not been finalized and the
one
year

measurement period has not ended.

Further adjustments may be necessary as a result of the Company’s on-going assessment of
additional information related to the fair value of assets acquired and liabilities assumed.

Additionally, in February

2021, the Company acquired a
38
% ownership interest in a Germany-based, high-tech

provider of
coolant control and delivery systems for approximately
1.4

million EUR or approximately $
1.7

million.

The Company recorded this
investment as an equity method investment within

the Condensed Consolidated Financial Statements.
The results of operations of the acquired assets and businesses subsequent to the respective acquisition dates are included in the
Condensed Consolidated Statements of Operations as of June

30, 2021.

Applicable transaction expenses associated with these
acquisitions are included in Combination, integration

and other acquisition-related expenses in the Company’s

Condensed
Consolidated Statements of Operations.

Certain pro forma and other information is not presented, as the operations of the acquired
assets and businesses are not considered material to the

overall operations of the Company for the periods presented.

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
indebtedness levels.

The Company anticipates finalizing its post-closing adjustments for the Coral acquisition during 2021 and
currently estimates it will receive approximately $
0.1

million to settle such adjustments.

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
270
3,084
Total assets purchased
57,720
422
58,142
Long-term debt including current portions and finance leases
183
556
739
Accounts payable, accrued expenses and other accrued

liabilities
3,482
—
3,482
Total liabilities assumed
3,665
556
4,221
Total consideration

paid for Coral
54,055
(134)
53,921
Less: estimated purchase price settlement
—
(134)
(134)
Less: cash acquired
958
—
958
Net cash paid for Coral $
53,097
$
—
$
53,097
(1) As previously disclosed in the Company’s

2020 Form 10-K
.
Measurement period adjustments recorded during the first

six months of 2021 include certain adjustments related

to refining
original estimates for assets and liabilities for certain

acquired finance leases, as well the adjustment to reflect the expected settlement
of post-closing working capital and net indebtedness true

ups to the original purchase price.

As of June 30, 2021,

the allocation of the
purchase price for Coral has not been finalized and the
one year

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
17 years
.

In addition,
the Company recorded approximately $
0.5

million of goodwill, related to expected value not allocated to other acquired assets, none
of which will be tax deductible.

As of June 30, 2021, the allocation of the purchase price of TEL was finalized and the
one year
measurement period ended.

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

The
amendments provide temporary optional expedients and

exceptions for applying U.S. GAAP to contract modifications,

hedging
relationships and other transactions to ease the potential

accounting and financial reporting burden associated with transitioning away
from reference rates that are expected to be discontinued,

including the London Interbank Offered Rate (“LI

BOR”).

ASU 2020-04 is
effective for the Company as of March 12,

2020 and generally can be applied through December 31, 2022.

As of June 30, 2021, the
expedients provided in ASU 2020-04 do not presently

impact the Company; however, the Company

will continue to monitor for
potential impacts on its consolidated financial statements.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

10
The following table presents information about the performance of the Company’s reportable segments

for the three and six
months ended June 30, 2021 and 2020.

Certain immaterial reclassifications within the segment disclosures for the three and six
months ended June 30, 2020 have been made to conform

with the Company’s current customer

industry segmentation.
Three Months Ended Six Months Ended
June 30,

June 30,

2021 2020 2021 2020
Net sales

Americas $
139,673
$
80,576
$
274,544
$
210,472
EMEA

123,436

77,702

243,250

182,541
Asia/Pacific

91,559

68,421

188,265

141,973
Global Specialty Businesses

80,594

59,341

158,986

129,615
Total net sales $
435,262
$
286,040
$
865,045
$
664,601
Segment operating earnings
Americas $
33,648
$
10,303
$
65,882
$
39,491
EMEA
23,405
10,471
48,649
28,830
Asia/Pacific
23,227
19,261
50,705
38,802
Global Specialty Businesses

24,209

16,393

48,378

36,953
Total segment operating

earnings

104,489

56,428

213,614

144,076
Combination, integration and other acquisition-related

expenses
(6,658)
(7,995)
(12,473)
(15,873)
Restructuring and related charges
(298)
(486)
(1,473)
(2,202)
Fair value step up of acquired inventory sold

—
(226)
(801)
(226)
Indefinite-lived intangible asset impairment
—
—
—
(38,000)
Non-operating and administrative expenses
(43,077)
(32,045)
(84,069)
(70,496)
Depreciation

of corporate assets and amortization

(15,640)

(13,438)

(31,088)

(27,485)
Operating income (loss)

38,816
2,238
83,710
(10,206)
Other income (expense), net
14,010
(993)
18,697
(22,168)
Interest expense, net

(5,618)

(6,811)

(11,088)

(15,272)
Income (loss) before taxes and equity in net income of
associated companies $
47,208
$
(5,566)
$
91,319
$
(47,646)
Inter-segment revenues for the three and six months

ended June 30, 2021 were $
2.4

million and $
5.7

million for Americas, $
6.3
million and $
15.1

million for EMEA, $
0.4

million and $
0.5

million for Asia/Pacific, and $
2.1

million and $
4.1

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
basis of $
16.7

million and $
34.5

million for the three and six months ended June 30, 2021, respectively,

and $
6.2

million and $
18.7
million for the three and six months ended June 30,

2020, respectively.

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

Consolidated Balance Sheets as of June 30, 2021 or December

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
Company’s Condensed

Consolidated Balance Sheets.

The Company had approximately $
4.3

million and $
4.0

million of deferred
revenue as of June 30, 2021 and December 31, 2020,

respectively.

For the six months ended June 30, 2021, the Company satisfied all
of the associated performance obligations and recognized

into revenue the advance payments received and recorded

as of December
31, 2020.
Disaggregated Revenue
The following tables disaggregate the Company’s

net sales by segment, geographic region, customer industry,

and timing of
revenue recognized for the three and six months ended

June 30, 2021 and 2020.
Three Months Ended June 30, 2021
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
51,799
$
35,634
$
48,207
$
135,640
Metalworking and other
87,874
87,802
43,352
219,028
139,673
123,436
91,559
354,668
Global Specialty Businesses
46,183
21,678
12,733
80,594
$
185,856
$
145,114
$
104,292
$
435,262
Timing of Revenue Recognized
Product sales at a point in time
$
177,227
$
137,838
$
101,264
$
416,329
Services transferred over time
8,629
7,276
3,028
18,933
$
185,856
$
145,114
$
104,292
$
435,262

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
$
79,899
$
286,040

Six Months Ended June 30, 2021
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
98,592
$
69,908
$
97,950
$
266,450
Metalworking and other
175,952
173,342
90,315
439,609
274,544
243,250
188,265
706,059
Global Specialty Businesses
91,439
41,950
25,597
158,986
$
365,983
$
285,200
$
213,862
$
865,045
Timing of Revenue Recognized
Product sales at a point in time
$
348,821
$
269,000
$
207,663
$
825,484
Services transferred over time
17,162
16,200
6,199
39,561
$
365,983
$
285,200
$
213,862
$
865,045

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
10 years
.

In addition, the Company has certain land use leases with remaining lease terms up to
94 years
.

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

Operating lease expense for the three and six
months ended June 30, 2021 was $
3.6

million and $
7.2

million, respectively.

Comparatively, operating

lease expense for the three
and six months ended June 30, 2020 was $
3.5

million and $
6.9

million, respectively.

Short-term lease expense for the three and six
months ended June 30, 2021 was $
0.2

million and $
0.5

million, respectively.

Comparatively, short-term

lease expense for the three
and six months ended June 30, 2020 was $
0.4

million and $
0.9

million, respectively.

The Company has
no

material variable lease
costs or sublease income for the three or six months ended

June 30, 2021 and 2020.

Cash paid for operating leases during the six months ended

June 30, 2021 and 2020 was $
7.1

million and $
6.8

million,
respectively.

The Company recorded new right of use lease assets and associated lease liabilities of $
3.9

million during the six
months ended June 30, 2021.

Supplemental balance sheet information related to the Company’s leases is as follows:
June 30, December 31,
2021 2020
Right of use lease assets $
36,160
$
38,507
Other current liabilities
10,064
10,901
Long-term lease liabilities
25,668
27,070
Total operating

lease liabilities
$
35,732
$
37,971
Weighted average

remaining lease term (years)
5.8
6.0
Weighted average

discount rate
4.26%
4.20%
Maturities of operating lease liabilities as of June 30,

2021 were as follows:
June 30,
2021
For the remainder of 2021 $
6,052
For the year ended December 31, 2022
9,400
For the year ended December 31, 2023
7,234
For the year ended December 31, 2024
5,355
For the year ended December 31, 2025
4,260
For the year ended December 31, 2026 and beyond
8,152
Total lease payments
40,453
Less: imputed interest
(4,721)
Present value of lease liabilities $
35,732

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

14
Note 7 – Restructuring and Related Activities
The Company’s management approved a global restructuring plan (the “QH Program”) as part of its plan to realize certain cost synergies associated with the Combination in the third quarter of 2019. The QH Program includes restructuring and associated severance costs to reduce total headcount by approximately 400 people globally, as well as plans for the closure of certain manufacturing and non-manufacturing facilities. The exact timing and total costs associated with the QH Program will depend on a number of factors and is subject to change; however, the Company currently expects reduction in headcount and site closures to continue to occur throughout 2021 and into 2022 under the QH Program and estimates that anticipated cost synergies realized from the
QH Program will approximate one-times the restructuring costs incurred. Employee separation benefits will vary depending on local regulations within certain foreign countries and will include severance and other benefits.
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

June 30, 2021 is as follows:
QH Program
Accrued restructuring as of December 31,

2020
$
8,248
Restructuring and related charges
1,473
Cash payments
(4,214)
Currency translation adjustments

(229)
Accrued restructuring as of June 30, 2021
$
5,278
Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Condensed Consolidated Statements of
Operations for the three and six months ended June 30, 2021

and 2020:

Three Months Ended Six Months Ended
June 30,

June 30,

2021 2020 2021 2020
Stock options $
332
$
353
$
640
$
785
Non-vested stock awards and restricted stock units
1,290
1,259
2,686
2,523
Non-elective and elective 401(k) matching contribution in

stock
—
1,162
1,553
1,162
Director stock ownership plan
216
54
419
94
Performance stock units
517
280
836
280
Annual incentive plan
—
(117)
—
2,829
Total share-based

compensation expense
$
2,355
$
2,991
$
6,134
$
7,673
Share-based compensation expense is recorded in SG&A,

except for $
0.2

million and $
0.5

million for the three and six months
ended June 30, 2021, respectively,

and $
0.3

million and $
0.8

million for the three and six months ended June 30, 2020, respectively, recorded within Combination, integration

and other acquisition-related expenses.
Stock Options
During the first six months of 2021, the Company granted

stock options under its long-term incentive plan (“LTIP”)

that are
subject only to time-based vesting over a three

year period.

For the purposes of determining the fair value of stock

option awards, the
Company used a Black-Scholes option pricing model and

which primarily used the assumptions set forth in the table below:
Number of options granted
25,250
Dividend yield
0.85
%
Expected volatility
37.33
%
Risk-free interest rate
0.60
%
Expected term (years)
4.0

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

15
The fair value of these options is amortized on a straight

-line basis over the vesting period.

As of June 30, 2021,

unrecognized
compensation expense related to all stock options

granted was $
2.4

million, to be recognized over a weighted average remaining
period of
2.3

years.

Restricted Stock Awards

and Restricted Stock Units

During the six months ended June 30, 2021, the Company

granted
17,692

non-vested restricted shares and
2,791

non-vested
restricted stock units under its LTIP,

which are subject to time-based vesting, generally over a
three year

period.

The fair value of
these grants is based on the trading price of the Company’s

common stock on the date of grant.

The Company adjusts the grant date
fair value of these awards for expected forfeitures based

on historical experience.

As of June 30, 2021, unrecognized compensation
expense related to the non-vested restricted shares was $
6.3

million, to be recognized over a weighted average remaining

period of
1.9
years, and unrecognized compensation expense

related to non-vested restricted stock units was $
1.1

million, to be recognized over a
weighted average remaining period of
2.1

years.
Performance Stock Units
During the first six months of 2021, the Company granted

performance-dependent stock awards (“PSUs”) as a component of

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

The service period required for the PSUs is three years and the

TSR measurement
period for the PSUs is from January 1 of the year of grant

through December 31 of the year prior to issuance of the shares upon settlement.
Compensation expense for PSUs is measured based on

their grant date fair value and is recognized on a straight-line basis over the
three year

vesting period.

The grant-date fair value of the PSUs granted during

the first six months of 2021 was estimated using a
Monte Carlo simulation on the grant date and using the

following assumptions: (i) a risk-free rate of
0.29
%; (ii) an expected term of
3.0

years; and (iii) a three year daily historical volatility for each of the companies in the peer group, including Quaker Houghton.

As of June 30, 2021, the Company estimates that it will issue approximately
14,698

fully vested shares as of the applicable
settlement date of all outstanding PSUs awards based on

the conditions of the PSUs and performance to date for

each award.

As of
June 30, 2021, there was approximately $
4.2

million of total unrecognized compensation cost related to PSUs, which the Company
expects to recognize over a weighted-average period

of
2.3

years.
Annual Incentive Plan
The Company maintains an Annual Incentive Plan

(“AIP”), which may be settled in cash or a certain number of shares subject to
performance-based and time-based vesting conditions.

As of June 30, 2020, it was the Company’s

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

As of June 30, 2021, it is the Company’s

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

Beginning in April 2020 and continuing through March 2021,

the
Company matched both non-elective and elective 401(k)

contributions in fully vested shares of the Company’s

common stock rather
than cash.

For the three months ended June 30, 2021, there were
no

matching contributions in stock.

For the six months ended June
30, 2021, total contributions were $
1.5

million and for both the three and six months ended June 30, 2020,

total contributions were
$
1.2

million.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

16
Note 9 – Pension and Other Postretirement

Benefits
The components of net periodic benefit cost for the

three and six months ended June 30, 2021 and 2020 are as follows:
Three Months Ended June 30,

Six Months Ended June 30,

Other Other
Postretirement Postretirement
Pension Benefits Benefits Pension Benefits Benefits
2021 2020 2021 2020 2021 2020 2021 2020
Service cost $
316
$
1,164
$
2
$
1
$
632
$
2,338
$
3
$
3
Interest cost
1,094
1,486
10
26
2,184
3,255
21
52
Expected return on plan assets
(2,093)
(1,761)
—
—
(4,175)
(3,720)
—
—
Settlement charge
—
—
—
—
—
22,667
—
—
Actuarial loss amortization
857
615
—
16
1,712
1,662
—
31
Prior service cost amortization
3
(41)
—
—
5
(81)
—
—
Net periodic benefit cost $
177
$
1,463
$
12
$
43
$
358
$
26,121
$
24
$
86
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
of the plan termination date.

Employer Contributions
As of June 30, 2021, $
2.1

million and $
0.1

million of contributions have been made to the Company’s

U.S. and foreign pension
plans and its other postretirement benefit plans, respectively

.

Taking into consideration

current minimum cash contribution
requirements, the Company currently expects to make

full year cash contributions of approximately $
6

million to its U.S. and foreign
pension plans and less than $
1

million to its other postretirement benefit plans in 2021
.
Note 10 – Other Income (Expense), Net
The components of other income (expense), net, for

the three and six months ended June 30, 2021 and 2020 are as follows:
Three Months Ended Six Months Ended
June 30,

June 30,

2021 2020 2021 2020
Income from third party license fees $
373
$
208
$
712
$
512
Foreign exchange losses, net
(838)
(2,004)
(2,316)
(1,183)
Gain (loss) on disposals of property,

plant, equipment and other
assets, net
(54)
(83)
5,356
(81)
Non-income tax refunds and other related credits
14,295
832
14,392
2,131
Pension and postretirement benefit income (costs),

non-service components
129
(341)
253
(23,866)
Other non-operating income, net
105
395
300
319
Total other

income (expense), net
$
14,010
$
(993)
$
18,697
$
(22,168)
The Gain (loss) on disposals of property,

plant, equipment and other assets, net, during the six months ended June 30, 2021,
includes the gain on the sale of certain held-for-sale

real property assets related to the Combination.

Non-income tax refunds and
other related credits during the three and six months ended

June 30, 2021 includes $
13.3

million related to certain non-income tax
credits for the Company’s

Brazilian subsidiaries described in Note 19 of Notes

to Condensed Consolidated Financial Statements.

Pension and postretirement benefit costs, non-service components during the six months ended June 30, 2020 includes

$
22.7

million
related to the Legacy Quaker U.S. Pension Plan non

-cash settlement charge described in Note 9 of Notes to

Condensed Consolidated
Financial Statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

17
Note 11 – Income Taxes

and Uncertain Income Tax

Positions
The Company’s effective

tax rates for the three and six months ended June 30, 2021 were an expense of
32.2
% and
28.4
%,
respectively, compared

to an expense of
57.9
% and a benefit of
20.7
% for the three and six months ended June 30, 2020, respectively.

The Company’s current

year effective tax rates were largely

impacted by the sale of certain held-for-sale real

property assets related to
the Combination,

changes in foreign tax credit valuation allowances, tax law changes in a foreign jurisdiction and the income tax
impacts of certain non-income tax credits recorded

by the Company’s Brazilian

subsidiaries described in Note 19 of Notes to
Condensed Consolidated Financial Statements.

Comparatively, the prior

year effective tax rates were impacted by the

tax effect of
certain one-time pre-tax losses as well as certain tax charges and benefits in the prior year period including those related to changes in
foreign tax credit valuation allowances, tax law changes in

a foreign jurisdiction, changes in uncertain tax positions and the tax
impacts of the Company’s

termination of its Legacy Quaker U.S. Pension Plan.
As of December 31, 2020, the Company had a deferred

tax liability of $
5.9

million, which primarily represents the Company’s
estimate of non-U.S. taxes it will incur to repatriate

certain foreign earnings to the U.S.

The balance as of June 30, 2021 was $
6.5
million.

As of June 30, 2021, the Company’s

cumulative liability for gross unrecognized tax benefits was $
24.0

million, an increase of
$
1.8

million from the cumulative liability accrued as of December 31, 2020.

The Company continues to recognize interest and penalties

associated with uncertain tax positions as a component of

taxes on
income (loss) before equity in net income of associated

companies in its Condensed Consolidated Statements of Operations.

The
Company recognized an expense for interest of approximately

$
0.2

million and $
0.2

million and a benefit of less than $
0.1

million and
$
0.2

million for penalties in its Condensed Consolidated Statement of

Operations for the three and six months ended June 30, 2021, respectively, and recognized

an expense of $
0.6

million and $
0.6

million for interest and an expense of $
0.6

million and $
0.5

million
for penalties in its Condensed Consolidated Statement of

Operations for the three and six months ended June 30, 2020

,

respectively.

As of June 30, 2021, the Company had accrued $
3.2

million for cumulative interest and $
3.6

million for cumulative penalties in its
Condensed Consolidated Balance Sheets, compared

to $
3.0

million for cumulative interest and $
3.9

million for cumulative penalties
accrued at December 31, 2020.

During the six months ended June 30, 2021 and 2020, the

Company recognized decreases of $
0.8
million and $
1.5

million, respectively,

in its cumulative liability for gross unrecognized tax benefits due to the expiration of the
applicable statutes of limitations for certain tax years.
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

As of June 30, 2021, the Company has received $
1.6

million in refunds from the
Netherlands and Spain and expects to pay $
2.6

million due to Italy in the second half of 2021.

As of June 30, 2021, the Company
believes it has adequate reserves for the remaining

uncertain tax positions related to 2007.
Houghton Italia, S.r.l

is also involved in a corporate income tax audit with the Italian tax authorities covering tax years
2014
through
2018
.

As of June 30, 2021, the Company has a $
5.6

million reserve for uncertain tax positions relating to matters related to
this audit.

Since the reserve relates to the tax periods prior to August

1, 2019, the tax liability was established through purchase
accounting related to the Combination.

The Company has also submitted an indemnification claim against funds held in escrow by
Houghton’s former owners

and as a result, a corresponding $
5.6

million indemnification receivable has also been established through purchase accounting.
Houghton Deutschland GmbH is also under audit by

the German tax authorities for the tax years
2015

through
2017
.

Based on
preliminary audit findings, primarily related to

transfer pricing, the Company has recorded reserves for $
0.9

million as of June 30,
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

18
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations for the three and six months ended June 30, 2021 and 2020:
Three Months Ended

Six Months Ended
June 30,

June 30,

2021 2020 2021 2020
Basic earnings (loss) per common share

Net income (loss) attributable to Quaker Chemical Corporation
$

33,570
$
(7,735)
$

72,185
$
(36,116)
Less: (income) loss allocated to participating securities

(134)

37

(287)

146
Net income (loss) available to common shareholders
$

33,436
$
(7,698)
$

71,898
$
(35,970)
Basic weighted average common shares outstanding
17,802,366
17,697,496
17,793,915
17,685,010
Basic earnings (loss) per common share
$
1.88
$
(0.43)
$
4.04
$
(2.03)
Diluted earnings (loss) per common share
Net income (loss) attributable to Quaker Chemical Corporation
$
33,570
$
(7,735)
$

72,185
$
(36,116)
Less: (income) loss allocated to participating securities
(134)

37

(287)

146
Net income (loss) available to common shareholders
$
33,436
$
(7,698)
$
71,898
$
(35,970)
Basic weighted average common shares outstanding
17,802,366
17,697,496
17,793,915
17,685,010
Effect of dilutive securities
47,155
—
52,095
—
Diluted weighted average common shares outstanding
17,849,521
17,697,496
17,846,010
17,685,010
Diluted earnings (loss) per common share
$
1.88
$
(0.43)
$
4.03
$
(2.03)
Certain stock options and restricted stock units are not included in the diluted earnings (loss) per share calculation when

the effect
would have been anti-dilutive.

The calculated amount of anti-diluted shares not included

was
6,793

and
2,952

for the three and six
months ended June 30, 2021,

respectively.

All of the Company’s potentially

dilutive shares for the three and six months ended June
30, 2020 are anti-dilutive and not included in the dilutive

loss per share calculations because of the Company’s

net loss during the
periods.
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

The proceeds of the settlement and release agreements

were deposited
into interest bearing accounts that earned less than

$
0.1

million offset by $
0.5

million of net payments during the six months ended
June 30, 2020.

Due to the restricted nature of the proceeds, a corresponding deferred credit was established in other non-current
liabilities for an equal and offsetting amount

that continued until the restrictions lapsed.

As disclosed in the Company’s

2020 Form
10-K, during December 2020, the restrictions ended

on these previously received insurance settlements and the

Company transferred
the cash into an operating account.
The following table provides a reconciliation of cash,

cash equivalents and restricted cash as of June 30, 2021 and 2020

,

as well
as December 31, 2020 and 2019:
June 30,

December 31,
2021 2020 2020 2019
Cash and cash equivalents $
145,610
$
322,497
$
181,833
$
123,524
Restricted cash included in other current assets
—
85
62
353
Restricted cash included in other assets
—
19,173
—
19,678
Cash, cash equivalents and restricted cash $
145,610
$
341,755
$
181,895
$
143,555

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

19
Note 14 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the

six months ended June 30, 2021 were as follows:
Global
Specialty
Americas EMEA Asia/Pacific Businesses Total
Balance as of December 31, 2020 $
213,242
$
140,162
$
158,090
$
119,718

$
631,212
Goodwill additions
1,208
2,626
1,308
128
5,270
Currency translation and other adjustments

614
(2,633)
1,127
(2,141)
(3,033)
Balance as of June 30, 2021 $
215,064
$
140,155
$
160,525
$
117,705

$
633,449
Gross carrying amounts and accumulated amortization

for definite-lived intangible assets as of June 30, 2021 and December

31,
2020 were as follows:
Gross Carrying Accumulated
Amount Amortization
2021 2020 2021 2020
Customer lists and rights to sell $
858,025

$
839,551

$
127,883

$
99,806
Trademarks, formulations and product

technology

168,004

166,448

34,932

30,483
Other

6,390

6,372

5,909

5,824
Total definite

-lived intangible assets
$
1,032,419

$
1,012,371

$
168,724

$
136,113
The Company amortizes definite-lived intangible assets on

a straight-line basis over their useful lives.

The Company recorded
$
15.0

million and $
29.8

million of amortization expense for the three and six months ended June 30, 2021, respectively.

Comparatively,

the Company recorded $
13.7

million and $
27.7

million of amortization expense for the three and six months ended
June 30, 2020, respectively.

Estimated annual aggregate amortization expense for

the current year and subsequent five years is as follows:
For the year ended December 31, 2021 $
59,214
For the year ended December 31, 2022
59,564
For the year ended December 31, 2023
59,394
For the year ended December 31, 2024
58,750
For the year ended December 31, 2025
58,037
For the year ended December 31, 2026
57,740
The Company has four indefinite-lived intangible

assets totaling $
205.1

million as of both June 30, 2021 and December 31, 2020,
including $
204.0

million of indefinite-lived intangible assets for trademarks and tradename associated with the Combination.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

20
As of June 30, 2021, the Company continued to evaluate all

potential triggering events, including the on-going impact

of COVID-
19 on the Company’s

operations, and the volatility and uncertainty in the economic outlook as a result of COVID-19, to determine if
this indicated it was more likely than not that the carrying value of any of the Company’s

reporting units or indefinite-lived or long-
lived intangible assets were not recoverable.

The Company concluded that the impact of COVID-19 did not

represent a triggering
event as of June 30, 2021.

While the Company concluded that the impact of COVID-19 did not represent a triggering event as of June
30, 2021, the Company will continue to evaluate the

impact of COVID-19 on the Company’s

current and projected results. If the
current economic conditions worsen or projections

of the timeline for recovery are significantly extended, then the Company may
conclude in the future that the impact from COVID-19 requires the need to perform further interim quantitative impairment tests, which could result in additional impairment charges

in the future.
Note 15 – Debt

Debt as of June 30, 2021 and December 31, 2020

includes the following:
As of June 30, 2021 As of December 31, 2020
Interest
Outstanding

Interest
Outstanding

Rate Balance Rate Balance
Credit Facilities:
Revolver
1.59%
$
189,503
1.65%
$
160,000
U.S. Term Loan
1.59%
555,000
1.65%
570,000
EURO Term Loan
1.50%
148,115
1.50%
157,062
Industrial development bonds
5.26%
10,000
5.26%
10,000
Bank lines of credit and other debt obligations
Various
2,165
Various
2,072
Total debt
$
904,783
$
899,134
Less: debt issuance costs
(9,550)
(11,099)
Less: short-term and current portion of long-term debts
(48,079)
(38,967)
Total long

-term debt
$
847,154
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
five year

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
ceases to be reported.

The variable interest rate incurred on the outstanding borrowings under the Credit Facility as of and during the
six months ended June 30, 2021 was approximately
1.6
%.

In addition to paying interest on outstanding principal under the Credit
Facility, the Company

is required to pay a commitment fee ranging from
0.2
% to
0.3
% depending on the Company’s

consolidated net
leverage ratio to the lenders under the Revolver in

respect of the unutilized commitments thereunder.

The Company has unused
capacity under the Revolver of approximately $
206

million, net of bank letters of credit of approximately $
4

million, as of June 30,
2021.

The Credit Facility is subject to certain financial and other covenants. The Company’s initial consolidated net debt to consolidated adjusted EBITDA ratio could not exceed 4.25 to 1, with step downs in the permitted ratio over the term of the Credit
Facility.

As of June 30, 2021, the consolidated net debt to adjusted

EBITDA may not exceed
4.00

to 1.

The Company’s consolidated
adjusted EBITDA to interest expense ratio cannot

be less than
3.0

to 1 over the term of the agreement.

The Credit Facility also
prohibits the payment of cash dividends if the Company

is in default or if the amount of the dividend paid annually exceeds the greater
of $
50.0

million and
20
% of consolidated adjusted EBITDA unless the ratio of consolidated net debt to consolidated adjusted
EBITDA is less than
2.0

to 1, in which case there is no such limitation on amount.

As of June 30, 2021 and December 31, 2020, the
Company was in compliance with all of the Credit Facility covenants.

The Term Loans have

quarterly principal amortization during
their
five year

terms, with
5.0
% amortization of the principal balance due in years

1 and 2,
7.5
% in year 3, and
10.0
% in years 4 and 5,
with the remaining principal amount due at maturity.

During the six months ended June 30, 2021, the Company made

quarterly
amortization payments related to the Term

Loans totaling $
19.1

million.

The Credit Facility is guaranteed by certain of the

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

Company’s exposure to variable

interest rate risk associated with the Credit Facility,
in November 2019, the Company entered into $
170.0

million notional amounts of three year interest rate swaps at a base rate of
1.64
%
plus an applicable margin as provided in the

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

Balance Sheet.

These
capitalized costs are being amortized into interest expense

over the five year term of the Credit Facility.

As of June 30, 2021 and
December 31, 2020, the Company had $
9.6

million and $
11.1

million, respectively,

of debt issuance costs recorded as a reduction of
long-term debt.

As of June 30, 2021 and December 31, 2020, the Company

had $
5.1

million and $
5.9

million, respectively, of

debt
issuance costs recorded within other assets.

Industrial development bonds
As of June 30, 2021 and December 31, 2020, the Company

had fixed rate, industrial development authority bonds totaling

$
10.0
million in principal amount due in
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

Total unused
capacity under these arrangements as of June 30, 2021

was approximately $
40

million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s only other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of June 30, 2021 were approximately $7 million.
The Company incurred the following debt related expenses

included within Interest expense, net, in the Condensed

Consolidated
Statements of Operations:
Three Months Ended Six Months Ended
June 30,

June 30,

2021 2020 2021 2020
Interest expense $
4,813
$
5,951
$
9,463
$
13,663
Amortization of debt issuance costs
1,188
1,188
2,375
2,375
Total $
6,001
$
7,139
$
11,838
$
16,038
Based on the variable interest rates associated with the Credit

Facility, as of June

30, 2021 and December 31, 2020, the amounts
at which the Company’s

total debt were recorded are not materially different

from their fair market value.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

22
Note 16 – Equity
The following tables present the changes in equity,

net of tax, for the three and six months ended June 30, 2021 and 2020:
Accumulated
Capital in Other
Common Excess of Retained Comprehensive Noncontrolling
Stock Par Value Earnings Loss Interest Total
Balance at March 31, 2021 $
17,875
$
908,748
$
455,493
$
(53,228)
$
565
$
1,329,453
Net income
—
—
33,570
—
30
33,600
Amounts reported in other comprehensive

income
—
—
—
17,285
8
17,293
Dividends ($
0.395

per share)
—
—
(7,062)
—
—
(7,062)
Share issuance and equity-based
compensation plans
3
2,114
—
—
—
2,117
Balance at June 30, 2021 $
17,878
$
910,862
$
482,001
$
(35,943)
$
603
$
1,375,401
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
1,320,914
Net income
—
—
72,185
—
47
72,232
Amounts reported in other comprehensive

(loss) income
—
—
—
(9,345)
6
(9,339)
Dividends ($
0.790

per share)
—
—
(14,124)
—
—
(14,124)
Share issuance and equity-based
compensation plans
27
5,691
—
—
—
5,718
Balance at June 30, 2021 $
17,878
$
910,862
$
482,001
$
(35,943)
$
603
$
1,375,401
Balance at December 31, 2019 $
17,735
$
888,218
$
412,979
$
(78,170)
$
1,604
$
1,242,366
Cumulative effect of an accounting change
—
—
(911)
—
—
(911)
Balance at January 1, 2020
17,735
888,218
412,068
(78,170)
1,604
1,241,455
Net (loss) income
—
—
(36,116)
—
50
(36,066)
Amounts reported in other comprehensive

loss
—
—
—
(31,094)
(131)
(31,225)
Dividends ($
0.770
0 per share)
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
2021 and 2020:
Defined Unrealized
Currency Benefit
Gain (Loss) in

Translation Pension
Available-for

-
Derivative
Adjustments Plans Sale Securities Instruments Total
Balance at March 31, 2021 $
(28,334)
$
(22,175)
$
317
$
(3,036)
$
(53,228)
Other comprehensive income (loss) before

reclassifications
16,157
(260)
341
586
16,824
Amounts reclassified from AOCI
—
852
2
—
854
Related tax amounts
—
(195)
(64)
(134)
(393)
Balance at June 30, 2021 $
(12,177)
$
(21,778)
$
596
$
(2,584)
$
(35,943)
Balance at March 31, 2020 $
(99,187)
$
(17,576)
$
(460)
$
(4,301)
$
(121,524)
Other comprehensive income (loss) before
reclassifications
10,550
(336)
2,128
(144)
12,198
Amounts reclassified from AOCI
—
600
(93)
—
507
Related tax amounts
—
(51)
(427)
33
(445)
Balance at June 30, 2020 $
(88,637)
$
(17,363)
$
1,148
$
(4,412)
$
(109,264)

Defined Unrealized
Currency Benefit
Gain (Loss) in

Translation Pension
Available-for

-
Derivative
Adjustments Plans Sale Securities Instruments Total
Balance at December 31, 2020 $
(2,875)
$
(23,467)
$
3,342
$
(3,598)
$
(26,598)
Other comprehensive (loss) income before
reclassifications
(9,302)
521
(404)
1,316
(7,869)
Amounts reclassified from AOCI
—
1,714
(3,083)
—
(1,369)
Related tax amounts
—
(546)
741
(302)
(107)
Balance at June 30, 2021 $
(12,177)
$
(21,778)
$
596
$
(2,584)
$
(35,943)
Balance at December 31, 2019 $
(44,568)
$
(34,533)
$
1,251
$
(320)
$
(78,170)
Other comprehensive (loss) income before

reclassifications
(44,069)
492
(8)
(5,315)
(48,900)
Amounts reclassified from AOCI
—
24,966
(125)
—
24,841
Related tax amounts
—
(8,288)
30
1,223
(7,035)
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

25
Note 17 – Fair Value

Measurements

The Company has valued its company-owned life insurance

policies at fair value.

These assets are subject to fair value
measurement as follows:

Fair Value

Measurements at June 30, 2021
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance $
2,137
$
—
$
2,137
$
—
Total $
2,137
$
—
$
2,137
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

30, 2021 or December 31, 2020, respectively,

so related
disclosures have not been included.

Note 18 – Hedging Activities
In order to satisfy certain requirements of the Credit

Facility as well as to manage the Company’s

exposure to variable interest
rate risk associated with the Credit Facility,

in November 2019, the Company entered into $
170.0

million notional amounts of
three
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
3,356
$
4,672
$
3,356
$
4,672
The following table presents the net unrealized loss deferred to

AOCI:
June 30,

December 31,
2021 2020
Derivatives designated as cash flow hedges:
Interest rate swaps AOCI $
2,584
$
3,598
$
2,584
$
3,598
The following table presents the net loss reclassified from

AOCI to earnings:
Three Months Ended Six Months Ended
June 30,

June 30,

2021 2020 2021 2020
Amount and location of expense reclassified
from AOCI into expense (effective portion) Interest expense, net $
(659)
$
(483)
$
(1,302)
$
(465)
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

26
Note 19 – Commitments and Contingencies
The Company previously disclosed in its 2020 Form 10-K

that AC Products, Inc. (“ACP”), a wholly owned subsidiary,

has been
operating a groundwater treatment system to hydraulically

contain groundwater contamination emanating from ACP’s

site, the
principal contaminant of which is perchloroethylene.

As of June 30, 2021, ACP believes it is close to meeting the conditions for
closure of the groundwater treatment system, but continues

to operate this system while in discussions with the relevant authorities.

As of June 30, 2021, the Company believes that the range

of potential-known liabilities associated with the balance

of the ACP water
remediation program is approximately $
0.1

million to $
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
injury due to exposure to asbestos.

During the three and six months ended June 30, 2021,

there have been no significant changes to
the facts or circumstances of this previously disclosed matter,

aside from on-going claims and routine payments associated with this
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

During the three and
six months ended June 30, 2021, there have been no significant changes to the facts or circumstances of these previously

disclosed
matters, aside from on-going monitoring and maintenance

activities and routine payments associated with each of the

sites.

The
Company continually evaluates its obligations related to such matters, and based on historical costs incurred and projected costs to be
incurred over the next 28 years, has estimated the present

value range of costs for all of the Houghton environmental

matters, on a
discounted basis, to be between approximately $
5.5

million and $
6.5

million as of June 30, 2021, for which $
6.0

million was accrued
within other accrued liabilities and other non-current

liabilities on the Company’s Condensed

Consolidated Balance Sheet as of June
30, 2021.

Comparatively, as of December

31, 2020, the Company had $
6.0

million accrued for with respect to these matters.
The Company believes, although there can be no assurance

regarding the outcome of other unrelated environmental matters, that it has made adequate accruals for costs associated with other environmental problems of which it is aware.

Approximately $
0.1
million was accrued as of both June 30, 2021 and December

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

subsidiaries in this country.

During the six
months ended June 30, 2021 and through the date of

this Report, there have been no significant changes to

the facts or circumstances
of this previously disclosed matter,

aside from

on-going discussions between the Company and the

taxing authority related to this
notice of inspection and independent testing conducted by

third-party consultants at the direction of the Company and the taxing authority to determine if the Company’s

products have contents which subject them to this indirect tax.

Based on all of the
information available to the Company at this time, as of

June 30, 2021, the Company has recorded a liability of $
1.8

million in other
accrued liabilities, which reflects the Company’s

current best estimate of probable indirect tax owed, including interest and taking into
account applicable statutes of limitations.

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

At this time,
the Company’s current

best estimate of a potential range for possible assessments, including additional amounts that may be assessed
under these indirect tax laws, would be $
0

to approximately $
40

million, which is net of approximately $
11

million of estimated
income tax deductions and approximately $
22

million of applicable rights to indemnification from Houghton’s former owners.
During the first six months of 2021, one of the Company’s

Brazilian subsidiaries received a notice that it had prevailed on an
existing legal claim in regard to certain non-income

(indirect) taxes that had been previously charged and paid.

The matter
specifically relates to companies’ rights to exclude the

state tax on goods circulation (a valued-added-tax or VAT

equivalent, known in

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements

- Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)

27
Brazil as “ICMS”) from

the calculation of certain additional indirect taxes (specifically the program of social integration (“PIS”)
and contribution for the financing of social security (“COFINS”))

levied by the Brazilian States on the sale of goods.

In May 2021,
the Brazilian Supreme Court concluded that ICMS should

not be included in the tax base of PIS and COFINS, and confirmed the
methodology for calculating the PIS and COFINS tax credit

claims to which taxpayers are entitled.

The Company’s Brazilian entities
had previously filed legal or administrative disputes on

this matter and are entitled to receive tax credits and interest dating back to
five years preceding the date of their legal claims.

As a result of these court rulings in the first six months of 2021,

the Company
recognized non-income tax credits of
67.0

million BRL or approximately $
13.3

million, which includes approximately $
8.4

million
for the PIS and COFINS tax credits as well as interest on these tax credits of $
4.9

million.

The tax credits to which the Company’s
Brazilian subsidiaries are entitled are claimable once registered with the Brazilian tax authorities and the Company anticipates completing this step during the second half of 2021.

These tax credits can be used to offset future Brazilian

federal taxes and the
Company currently anticipates using the full amount of

credits during the five year period of time permitted.

In connection with obtaining regulatory approvals for the

Combination, certain steel and aluminum related product lines of
Houghton were divested on August 1, 2019.

In July 2021, the entity that acquired these divested product lines submitted an
indemnification claim for certain alleged losses in accordance with the terms of the Asset Purchase Agreement (“APA”)

.

Under the
terms of the APA,

the Company has 45 days to review the claim and respond

,

and as such, the Company is in the early stages of
evaluating the merits of the alleged losses in the indemnification claim received.

As of the date of this Report,

the Company does not
believe it is reasonably possible to determine or quantify

any possible exposure.

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
.
As used in this Report, the terms “Quaker Houghton,”

the “Company,”

“we” and “our” refer to Quaker Chemical Corporation
(doing business as Quaker Houghton), its subsidiaries, and

associated companies, unless the context otherwise requires.

As used in
this Report, the term Legacy Quaker refers to the Company

prior to the closing of its combination with Houghton International,

Inc.
(“Houghton”) (herein referred to as the “Combination”)

on August 1, 2019.

Throughout the Report, all figures presented, unless
otherwise stated, reflect the results of operations of the

combined company for the three months and six months ended

June 30,

2021
and 2020.
Executive Summary
Quaker Houghton is the global leader in industrial process

fluids.

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
The Company had solid second quarter results which reflect

the continued COVID-19 recovery in the Company’s

end-markets
and customer demand as well as the on-going execution

of integration activities and synergy realization,

partially offset by raw
material cost headwinds driven by global supply chain pressures.

Specifically, net sales of $435.3

million in the second quarter of
2021 increased 52% compared to $286.0 million in the second

quarter of 2020, primarily due to higher volumes of 40%, including additional net sales from acquisitions of 5%, the positive

impact from foreign currency translation of 8%, and increases in selling price
and product mix of approximately 4%.

The significant increase in sales volumes compared to the

second quarter of 2020 was
primarily a result of the prior year second quarter being

the most severely impacted by COVID-19 globally,

while the current quarter
continued to experience end-market improvement and

continued market share gains.

Gross profit increased significantly quarter-over-
quarter as a result of higher net sales.

Despite significant increases in raw material costs, current quarter gross margin of 35.5%
improved as compared to the prior year second quarter,

as the prior year was impacted by lower volumes due to COVID-19 on fixed
manufacturing costs.

Sequentially, the Company

experienced lower gross margins compared to the

first quarter of 2021 due to
significant raw material cost increases and global supply chain and logistics pressures.
The Company had net income in the second quarter of 2021

of $33.6 million, or $1.88 per diluted share, compared

to a second
quarter of 2020 net loss of $7.7 million, or $0.43 per

diluted share.

The current quarter result includes $13.3 million of

non-operating
income related to certain non-income tax credits recorded

by the Company’s Brazilian subsidiaries.

The Company’s prior year

second
quarter net loss was dramatically affected

by the COVID-19 pandemic and its impact on the global economy,

including most of the
Company’s end customers.

Excluding non-recurring items including the Brazil non-income tax credits as well as costs associated
with the Combination and other non-core items in each period,

the Company’s second quarter of

2021 non-GAAP earnings per diluted
share were $1.82 compared to $0.21 in the prior year

second quarter.

The Company’s current quarter

adjusted EBITDA of $70.1
million increased 118% compared

to $32.1 million in the second quarter of 2020 primarily due to the significant increase in net sales
quarter-over-quarter as well as higher realized cost synergies from the Combination as compared to the second quarter

of 2020,
partially offset by higher raw material costs.

The Company estimates that it realized cost synergies associated with the Combination
of approximately $18.5 million during the second quarter

of 2021 compared to approximately $12 million during

the second quarter of
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

its
consolidated performance.

All four segments had higher net sales compared to the second quarter of 2020 reflecting the negative
impact of COVID-19 on the prior year versus current quarter

improvement in the Company’s

end markets and overall market share
gains in each segment.

All of the Company’s segments

benefited from higher sales volumes as compared to

the prior year quarter,
additional net sales from acquisitions, the positive impact

from foreign currency translation due to the strengthening

of most major
currencies against the U.S. dollar, and

generally from increases in selling price and product mix.

As reported, all of the Company’s
segment operating earnings were higher compared to the

second quarter of 2020 which reflects higher current quarter net sales
coupled with a higher gross margin in most segments

as compared to the prior year second quarter,

partially offset by higher selling,
general and administrative expenses (“SG&A”), which was the

result of an increase in direct selling expenses associated with the
significant increase in net sales and, to a lesser extent,

the low levels of prior year period SG&A as a result of COVID-19 temporary
cost savings measures.

Additional details of each segment’s

operating performance are further discussed in the Company’s
Reportable Segments Review,

in the Operations section of this Item, below.

The Company had a net operating cash outflow of $9.6 million in the first six months of 2021 as compared to net operating cash inflow of $44.7 million in the first six months of 2020.

The decrease in net operating cash flow year-over-year was primarily driven
by a significant investment in working capital compared

to the prior year, mainly in accounts receivable,

due to higher net sales and

Quaker Chemical Corporation
Management’s Discussion and Analysis

volumes, and inventory,

due to higher raw material costs and restocking initiatives as a result of global supply chain and logistics
pressures.

The key drivers of the Company’s

operating cash flow and working capital are further discussed in the Company’s
Liquidity and Capital Resources section of this Item,

below.
Overall, the Company’s

second quarter results were strong, despite significant increases in raw material costs and supply chain
issues.

Significant improvement over the prior year in

all segments was driven by the continued recovery in the

Company’s end-
markets and increased customer demand from lower

levels experienced during 2020 as a result of COVID-19.

While sequential
operating performance as compared to the first quarter

of 2021 was slightly lower, continued

strong customer demand in the second
quarter of 2021 coupled with on-going market share

gains and the execution of integration activities and synergy realization helped
offset the negative impacts from the continued

escalation of raw material costs and continued supply chain pressures.

As the Company looks forward to the rest of 2021,

it expects raw material costs to continue to increase,

and it is implementing
additional price increases to help offset them

.

In addition, while the Company expects customer demand and sales volumes to remain
strong,

we anticipate some near-term headwinds in automotive due

to the semiconductor shortage and some seasonality trends which the Company typically experiences in the second half

of the year.

Despite these near-term headwinds, the Company

continues to
expect 2021 will result in a step change in its profitability from

2020 as the Company completes its integration cost synergies, continues to take further share in the marketplace, benefits from projected gradual rebound in demand, and sees the positive impact of
its recent acquisitions.

On-going impact of COVID-19
The global outbreak of COVID-19 has negatively impacted

all locations where the Company does business.

Although the
Company has now operated in this COVID-19 environment

for over a year, the full extent

of the outbreak and related business
impacts remain uncertain and volatile, and therefore the

full extent to which COVID-19 may impact the Company’s

future results of
operations or financial condition is uncertain.

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

The
prolonged pandemic and resurgences

of the outbreak including as new variants emerge

,

and continued restrictions on day-to-day life
and business operations may result in volume declines

and lower net sales in future periods as compared to pre

-COVID-19 levels.

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

The Company’s top

priority, especially during this pandemic,

is to protect the health and safety of its employees and

customers,
while working to ensure business continuity to meet customers’

needs.

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

The Company’s second
quarter of 2021 showed substantial year-over-year

improvement from the prior year second quarter,

which was the most severely
impacted by COVID-19, and continued a trend of gradual

improvement which began in the second half of 2020.

The Company
continues to expect that the impact from COVID-19

will gradually improve subject to the effective containment

of the virus and its
variants and successful distribution and acceptance

of the vaccines that have been developed.

However, the incidence of reported
cases of COVID-19 in several geographies where the Company

has significant operations remains high and continues to

evolve and it
remains highly uncertain as to how long the global pandemic

and related economic challenges will last and when our customers’
businesses will recover to pre-COVID-19 levels.

The Company took various actions to temporarily conserve

cash and reduce costs
during and these temporary initiatives were designed and

implemented so that the Company could successfully manage

through the
challenging COVID-19 situation while continuing to protect

the health of its employees, meet customers’ needs,

maintain the

Quaker Chemical Corporation
Management’s Discussion and Analysis

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
continue to evolve.
Liquidity and Capital Resources
At June 30, 2021, the Company had cash, cash equivalents and restricted cash of $145.6 million.

Total cash, cash

equivalents and
restricted cash was $181.9 million at December 31, 2020.

The $36.3 million decrease in cash, cash equivalents and restricted cash
was the net result of approximately $21.7 million of cash

used in investing activities, $9.6 million of cash used in operating activities,
$4.4 million of cash used in financing activities and a

$0.7 million negative impact due to the effect of foreign

currency translation.
Net cash flows used in operating activities were $9.6

million in the first six months of 2021 compared to net cash flows provided
by operating activities of $44.7 million in the first six

months of 2020.

The decrease in net operating cash flows of $54.2 million was primarily driven by a significant change in working

capital, partially

offset by higher earnings in the current year.

The significant
increase in current year net sales resulted in a large

increase in accounts receivable in the first six months of 2021 as compared to
accounts receivable being a cash inflow in the prior

year as sales significantly declined during the first six months of

2020 due to the
initial negative impact from COVID-19.

In addition, the Company has experienced an increase in inventory in the first six months of
2021 as a result of rising raw material costs as well as a build in inventory to ensure the Company has appropriate stock

to meet
customer demands particularly given the current stress on

the global supply chain.

In addition, the Company had higher cash
dividends received from its associated companies in

the first six months of 2020, primarily due to $5.0 million

received from the
Company’s joint venture

in Korea with no similar dividend received in the first six months of

2021 related to the timing of dividends
received.
Net cash flows used in investing activities were $21.7

million in the first six months of 2021 compared to $10.6

million in the first
six months of 2020.

This increase in cash outflows was driven by higher cash payments related to acquisitions during the first six
months of 2021, including $25.0 million for certain assets related to tin-plating solutions primarily for steel end markets.

These higher
cash outflows were partially offset by cash proceeds

of approximately $14.7 million from the disposition of assets, which includes the
sale of certain held-for-sale real property

assets related to the Combination.

Capital expenditures were relatively consistent at $7.0
million in the first six months of 2021 compared to $7.5

million in the first six months of 2020.

Net cash flows used in financing activities were $4.4

million in the first six months of 2021 compared to net cash flows provided
by financing activities of $168.7 million in the first six months of 2020.

The decrease of $173.1 million in net cash flows was
primarily related to the prior year borrowings of most of the available liquidity under the Company’s

revolving credit facility related
to the economic uncertainty brought on by COVID-19.

These additional prior year borrowings were repaid during

the third quarter of
2020.

In addition, the Company paid $14.1 million of cash dividends during the first six months of 2021, a $0.5 million or 3%
increase in cash dividends compared to the prior year.

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
August 1, 2019) Euro equivalent term loan (the “Euro

Term Loan” and together

with the U.S. Term Loan”,

the “Term Loans”) with
Quaker Chemical B.V.,

a Dutch subsidiary of the Company as borrower,

each with a five year term maturing in August 2024.

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

The
weighted average interest rate incurred on the outstanding

borrowings under the Credit Facility during both the first six months of
2021 and as of June 30, 2021 was approximately 1.6

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
Facility.

As of June 30, 2021, the consolidated net debt to consolidated adjusted EBITDA ratio may not exceed 4.00 to 1.

The
Company’s consolidated

adjusted EBITDA to interest expense ratio may not be less than

3.0 to 1 over the term of the agreement.

The
Credit Facility also prohibits the payment of cash dividends if the Company is in default or if the amount of the dividen ds paid
annually exceeds the greater of $50.0 million and

20% of consolidated adjusted EBITDA unless the ratio of

consolidated net debt to

Quaker Chemical Corporation
Management’s Discussion and Analysis

consolidated adjusted EBITDA is less than 2.0 to 1,

in which case there is no such limitation on amount.

As of June 30, 2021, and
December 31, 2020, the Company was in compliance with

all of the Credit Facility covenants.

The Term Loans

have quarterly
principal amortization during their five year terms,

with 5.0% amortization of the principal balance due in years 1 and

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

Company’s exposure to variable

interest rate risk associated with the Credit Facility,
in November 2019, the Company entered into $170.0

million notional amounts of three year interest rate swaps at a base rate of 1.64%
plus an applicable margin as provided in the

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
Revolver and recorded within other assets on the Company’s

Condensed Consolidated Balance Sheet.

These capitalized costs are
being amortized into interest expense over the five year

term of the Credit Facility.

As of June 30, 2021, the Company had Credit Facility borrowings outstanding of $892.6 million.

As of December 31, 2020, the
Company had Credit Facility borrowings outstanding

of $887.1 million.

The Company has unused capacity under the Revolver of
approximately $206 million, net of bank letters of

credit of approximately $4 million, as of June 30, 2021.

The Company’s other debt
obligations are primarily industrial development bonds,

bank lines of credit and municipality-related loans, which

totaled $12.2
million and $12.1 million as of June 30, 2021 and

December 31, 2020, respectively.

Total unused capacity

under these arrangements
as of June 30, 2021 was approximately $40 million.

The Company’s total net debt

as of June 30, 2021 was $759.2 million.
The Company estimates that it realized cost synergies

in the first six months of 2021 of approximately $36.5 million compared to
approximately $22 million in the first six months of 2020.

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
million.

A significant portion of these costs were already incurred

in 2019, 2020 and the first six months of 2021, but the Company expects to continue to incur such costs throughout

the remainder of 2021.

The Company incurred $7.6 million of total Combination,
integration and other acquisition-related expenses in the

first six months of 2021, which includes $0.5 million of accelerated depreciation and is net of a $5.4 million gain on the sale of certain held-for-sale real property assets, described in the

Non-GAAP
Measures section of this Item below.

Comparatively, in the first six months

of 2020, the Company incurred $16.5 million of total
Combination, integration and other acquisition-related

expenses.

The Company had aggregate net cash outflows of

approximately
$14.8 million related to the Combination, integration and

other acquisition-related expenses during the first six months of 2021 as
compared to $13.8 million during the first six months of

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

The Company made cash payments related to the settlement of

restructuring liabilities under the QH Program during
the first six months of 2021 of approximately $4.2 million

compared to $9.6 million in the first six months of 2020.
As of June 30, 2021, the Company’s

gross liability for uncertain tax positions, including interest and penalties, was $30.8 million.

The Company cannot determine a reliable estimate of

the timing of cash flows by period related to its uncertain tax position liability.

However, should the entire liability

be paid, the amount of the payment may be reduced by up

to $7.7 million as a result of offsetting
benefits in other tax jurisdictions.

During the fourth quarter of 2020, one of the Company’s

subsidiaries received a notice of
inspection from a taxing authority in a country where certain of its subsidiaries operate, which relate to a non-income

(indirect) tax

Quaker Chemical Corporation
Management’s Discussion and Analysis

that may be applicable to certain products the subsidiary

sells.

To date, the Company

has not received any assessment from the
authority related to potential liabilities that may be due

from the Company’s subsidiary.

Consequently, there is substantial

uncertainty
with respect to the Company’s

ultimate liability with respect to this indirect tax.

During the first six months of 2021, the Company
recorded $13.3 million of non-income tax credits for

certain of its Brazilian subsidiaries.

The Company expects to utilize these credits
to offset certain Brazilian federal tax payments over

approximately the following two years beginning in the second half of 2021.

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
financial markets, among others.

Non-GAAP Measures
The information in this Form 10-Q includes non-GAAP (unaudited)

financial information that includes EBITDA, adjusted
EBITDA, adjusted EBITDA margin, non-GAAP operating

income, non-GAAP operating margin, non-GAAP

net income and non-
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
Non-GAAP Operating Income and Margin Reconciliations
Three Months Ended Six Months Ended
June 30,

June 30,

2021 2020 2021 2020
Operating income (loss) $ 38,816 $ 2,238 $ 83,710 $ (10,206)
Houghton combination, integration and other

acquisition-related expenses (a)
6,784 8,253 13,014 16,529
Restructuring and related charges (b) 298 486 1,473 2,202
Fair value step up of acquired inventory sold (c) — 226 801 226
CEO transition costs (d) 308 — 812 —
Inactive subsidiary's non-operating litigation costs (e) 242 — 293 —
Customer bankruptcy costs (f) — — — 463
Indefinite-lived intangible asset impairment (g) — — — 38,000
Non-GAAP operating income $ 46,448 $ 11,203 $ 100,103 $ 47,214
Non-GAAP operating margin (%) (o)
10.7% 3.9% 11.6% 7.1%

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin
and Non-GAAP Net Income Reconciliations Three Months Ended Six Months Ended
June 30,

June 30,

2021 2020 2021 2020
Net income (loss) attributable to Quaker Chemical Corporation $ 33,570 $ (7,735) $ 72,185 $ (36,116)
Depreciation and amortization (a)(m) 22,344 21,158 44,792 42,742
Interest expense, net 5,618 6,811 11,088 15,272
Taxes on income

(loss) before equity in net income

of associated companies
15,218 3,222 25,907 (9,848)
EBITDA 76,750 23,456 153,972 12,050
Equity income in a captive insurance company (h) (883) (482) (3,963) (155)
Houghton combination, integration and other

acquisition-related expenses (a)
6,658 7,963 7,085 15,766
Restructuring and related charges (b) 298 486 1,473 2,202
Fair value step up of acquired inventory sold (c) — 226 801 226
CEO transition costs (d) 308 — 812 —
Inactive subsidiary's non-operating litigation costs (e) 242 — 293 —
Customer bankruptcy costs (f) — — — 463
Indefinite-lived intangible asset impairment (g) — — — 38,000
Pension and postretirement benefit (income) costs,

non-service components (i)
(129) 341 (253) 23,866
Brazilian non-income tax credits (j) (13,293) — (13,293) —
Currency conversion impacts of hyper-inflationary economies (k) 106 73 278 124
Adjusted EBITDA
$ 70,057 $ 32,063 $ 147,205 $ 92,542
Adjusted EBITDA margin (%) (o) 16.1% 11.2% 17.0% 13.9%
Adjusted EBITDA
$ 70,057 $ 32,063 $ 147,205 $ 92,542
Less: Depreciation and amortization - adjusted (a)
22,218 20,869 44,251 41,980
Less: Interest expense, net
5,618 6,811 11,088 15,272
Less: Taxes on income

before equity in net income

of associated companies - adjusted (a)(n)
9,773 673 21,512 7,136
Non-GAAP net income
$ 32,448 $ 3,710 $ 70,354 $ 28,154

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations Three Months Ended Six Months Ended
June 30,

June 30,

2021 2020 2021 2020
GAAP earnings (loss) per diluted share attributable to
Quaker Chemical Corporation common shareholders $ 1.88 $ (0.43) $ 4.03 $ (2.03)
Equity income in a captive insurance company

per diluted share (h)
(0.05) (0.03) (0.22) (0.01)
Houghton combination, integration and other

acquisition-related expenses per diluted share (a)
0.28 0.37 0.32 0.73
Restructuring and related charges per diluted

share (b)
0.02 0.02 0.07 0.09
Fair value step up of acquired inventory sold per diluted

share (c)
— 0.01 0.03 0.01
CEO transition costs per diluted share (d) 0.02 — 0.04 —
Inactive subsidiary's non-operating litigation costs per

diluted share (e)
0.01 — 0.01 —
Customer bankruptcy costs per diluted share (f) — — — 0.02
Indefinite-lived intangible asset impairment per diluted

share (g)
— — — 1.65
Pension and postretirement benefit (income) costs,

non-service components per diluted share (i)
(0.01) 0.01 (0.01) 0.89
Brazilian non-income tax credits per diluted share (j) (0.44) — (0.44) —
Currency conversion impacts of hyper-inflationary

economies per diluted share (k)
0.01 0.01 0.02 0.01
Impact of certain discrete tax items per diluted share (l) 0.10 0.25 0.08 0.23
Non-GAAP earnings per diluted share (p) $ 1.82 $ 0.21 $ 3.93 $ 1.59
(a)

Houghton combination, integration and other acquisition-related expenses include certain legal, financial, and other advisory

and
consultant costs incurred in connection with post-closing

integration activities including internal control readiness and remediation.

These costs are not indicative of the future operating performance of the Company.

Approximately $0.4 million
and $0.5 million in the three and six months ended June

30, 2021,

respectively, of these

pre-tax costs were considered non-
deductible for the purpose of determining the Company’s

effective tax rate, and, therefore, taxes on income before

equity in net
income of associated companies - adjusted reflects the

impact of these items.

During the three and six months ended June 30,
2021, the Company recorded $0.1 million and $0.5 million,

respectively, of

accelerated depreciation related to certain of the
Company’s facilities compared

to $0.3 million and $0.8 million during the three and

six months ended June 30, 2020,
respectively, which

is included in the caption “Houghton combination, integration and other acquisition-related expenses” in the
reconciliation of operating income (loss) to non-GAAP

operating income and included in the caption “Depreciation

and
amortization” in the reconciliation of net income

(loss) attributable to the Company to EBITDA, but excluded

from the caption
“Depreciation and amortization - adjusted” in the reconciliation of adjusted EBITDA to non-GAAP net income attributable

to the
Company.

During the six months ended June 30, 2021, the Company recorded a $5.4 million gain on the sale of certain held-for-
sale real property assets related to the Combination

which is included in the caption “Houghton combination,

integration and
other acquisition-related expenses” in the reconciliation

of GAAP earnings (loss) per diluted share attributed

to Quaker Chemical
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

See Note 7 of Notes to
Condensed Consolidated Financial Statements, which appears

in Item 1 of this Report.

(c)

Fair value step up of acquired inventory sold relates

to expense associated with selling inventory of acquired

businesses which
was adjusted to fair value as a part of purchase accounting.

This increase to cost of goods sold (“COGS”) is not indicative of the
future operating performance of the Company.

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

These costs are not indicative

of the future
operating performance of the Company.

The amount in the six months ended June 30, 2020 includes the

$22.7 million settlement
charge for the Company’s

termination of the Legacy Quaker U.S. Pension Plan.

See Note 9 of Notes to Condensed Consolidated
Financial Statements, which appears in Item 1 of this Report.
(j)

Brazilian non-income tax credits represent indirect tax

credits related to certain of the Company’s

Brazilian subsidiaries
prevailing in a legal claim as well as the Brazilian Supreme

Court ruling on these non-income tax matters.

The non-income tax
credit is non-recurring and not indicative of the future

operating performance of the Company.

See Note 19 of Notes to
Condensed Consolidated Financial Statements, which appears

in Item 1 of this Report.
(k)

Currency conversion impacts of hyper-inflationary economies represents the foreign currency remeasurement impacts associated
with the Company’s affiliates

whose local economies are designated as hyper-inflationary

under U.S. GAAP.

During the three
and six months ended June 30, 2021 and 2020, the

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
(l)

The impact of certain discrete tax items includes the impact of changes in certain valuation allowance recorded

on certain of the
Company’s foreign

tax credits, tax law changes in a foreign jurisdiction, changes in withholding rates, the tax impacts of non-
income tax credits associated with certain of the Company’s

Brazilian subsidiaries and the associated impact on previously accrued for distributions at certain of the Company’s

Asia/Pacific subsidiaries, as well as the offsetting

impact

and amortization
of a deferred tax benefit the Company recorded

in the fourth quarters of 2019 and 2020 related to an intercompany intangible
asset transfer.

See Note 11 of Notes to Condensed

Consolidated Financial Statements, which appears in Item 1

of this Report.

(m)

Depreciation and amortization for the three and six

months ended June 30, 2021 includes approximately $0.3

million and $0.6
million, respectively,

and for the three and six months ended June 30, 2020 includes $0.3 million and $0.7 million, respectively,
of amortization expense recorded within equity in

net income of associated companies in the Company’s

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

Houghton combination, integration and other
acquisition-related expenses described in (a) resulted in

incremental taxes of $1.6 million and $1.7 million during the three and six months ended June 30, 2021,

and $1.5 million and $3.4 million during the three and six months ended

June 30, 2020,
respectively.

Restructuring and related charges described in (b) resulted

in incremental taxes of $0.1 million and $0.3 million
during the three and six months ended June 30, 2021,

respectively, and $0.1 million

and $0.3 million for the three and six months
ended June 30, 2020, respectively.

Fair value step up of acquired inventory sold described in (c) resulted in incremental taxes of
$0.2 million during the six months ending June 30, 2021

and less than $0.1 million during both the three and six months ended
June 30, 2020.

CEO transition expenses described in (d) resulted in incremental taxes of $0.1 million and $0.2 million during the
three and six months ended June 30, 2021, respectively.

Inactive subsidiary litigation described in (e) resulted in incremental taxes of $0.1 million during each of the three and six

months ended June 30, 2021.

Customer bankruptcy costs described in (f)

Quaker Chemical Corporation
Management’s Discussion and Analysis

resulted in incremental taxes of $0.1 million during the

six months ended June 30, 2020.

Indefinite-lived intangible asset
impairment described in (g) resulted in incremental

taxes of $8.7 million during the six months ended June 30, 2020.

Pension and
postretirement benefit costs, non-service components described in (i) resulted in a tax benefit of less than $0.1 million during each of the three and six months ended June 30, 2021, and incremental taxes of $0.1 million and $8.0 million for the three and

six
months ended June 30, 2020, respectively.

Brazilian non-income tax credits described in (j) resulted in incremental taxes of $5.3
million during the three and six months ended June 30,

2021.

Tax impact of

certain discrete items described in (l) above resulted
in an incremental taxes of $1.9 million and $1.5 million

during the three and six months ended June 30, 2021,

respectively, and
$4.4 million and $4.0 million for the three and six months

ended June 30, 2020, respectively.
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

June 30,

2021.

The Company’s only

off-balance sheet items outstanding as of June 30

,

2021 represented approximately $7 million of total bank
letters of credit and guarantees.

The bank letters of credit and guarantees are not significant to the Company’s liquidity

or capital
resources.

See Note 15 of Notes to Condensed Consolidated Financial Statements

in Item 1 of this Report.

Operations
Consolidated Operations Review – Comparison of the Second

Quarter

of 2021 with the Second Quarter of 2020
Net sales were $435.3 million in the second quarter of

2021 compared to $286.0 million in the second quarter

of 2020.

The net
sales increase of approximately $149.2

million or 52% quarter-over-quarter

was driven by higher sales volumes of 40%, which
includes additional net sales from recent acquisitions of

5%, the positive impact of foreign currency translation of

8% as well as
increases from selling price and product mix of approximately

4%.

The significant increase in sales volumes compared to the second quarter of 2020 was primarily the result of the prior year

quarter being the most severely impacted by COVID-19

globally as well as
the continued improvement in end market conditions and

continued market share gains realized in the current quarter.

Sales from
acquisitions includes notably the Company’s

acquisition of Coral Chemical Company (“Coral”) in December

2020.

The positive
impact from foreign currency translation is primarily the

result of the strengthening of the euro, Chinese renminbi

and Mexican peso
against the U.S. dollar quarter-over-quarter

The increase from selling price and product mix includes

the benefits of current year
selling price increases implemented to date to help offset

the rising raw material costs.
COGS were $280.8 million in the second quarter of 2021

compared to $188.7 million in the second quarter of 2020

.

The increase
in COGS of 49%

was driven by the associated COGS on the increase in net

sales described above.
Gross profit in the second quarter of 2021 of $154.5

million increased $57.1 million or 59% from the second quarter of 2020, due
primarily to the increase in net sales noted above.

The Company’s reported

gross margin in the second quarter of 2021 was 35.5%
compared to 34.0% in the second quarter of 2020.

Excluding one-time increases to COGS including accelerated

depreciation in both
periods and the impact of the inventory fair value

step up in the prior year quarter, described

in the Non-GAAP section of this Item
above, the Company estimates that its gross margins

in the second quarters of 2021 and 2020 would have been approximately

35.5%
and 34.2%, respectively.

While the Company has experienced unprecedented raw material cost increases that began in the fourth
quarter of 2020 and are continuing throughout the first

half of 2021, the higher gross margin as compared

to the prior year quarter was
primarily driven by the Company’s

continued execution of Combination-related logistics, procurement and manufacturing cost
savings initiatives versus the prior year impact of fixed manufacturing costs on the abnormally low volumes due to COVID-19.

SG&A in the second quarter of 2021 increased $22.0 million

compared to the second quarter of 2020 due primarily to

the impact
of sales increases on direct selling costs, additional

SG&A from recent acquisitions, higher incentive compensation on improved
operating performance in the current year,

and higher SG&A due to foreign currency translation.

In addition, SG&A was lower in the
prior year period as a result of certain temporary cost saving measures the Company implemented in response to the onset of COVID-
19.

While the Company continues to manage costs during the on

-going pandemic, it has incurred higher SG&A as the global
economy continues to gradually rebound.
During the second quarter of 2021, the Company incurred

$6.7 million of Combination, integration and other acquisition-related expenses primarily for professional fees related to Houghton integration and other acquisition-related activities.

Comparatively, the
Company incurred $8.0 million of expenses in the prior

year second quarter, primarily due

to various professional fees related to legal,
financial and other advisory and consulting expenses for

integration activities.

See the Non-GAAP Measures section of this Item,
above.

Quaker Chemical Corporation
Management’s Discussion and Analysis

The Company initiated a restructuring program during

the third quarter of 2019 as part of its global

plan to realize cost synergies
associated with the Combination.

The Company incurred restructuring and related charges for

reductions in headcount and site
closures under this program of $0.3 million and $0.5 million during the second quarters of 2021 and 2020, respectively.

See the Non-
GAAP Measures section of this Item, above.
Operating income in the second quarter of 2021 was $38.8

million compared to $2.2 million in the second quarter of

2020.

Excluding Combination, integration and other acquisition

-related expenses, restructuring and related charges

and other non-core
items, the Company’s

current quarter non-GAAP operating income increased 315% to

$46.4 million compared to $11.2 million in

the
prior year quarter primarily due to the increase in net sales described above and the benefits from cost savings related to the
Combination offset by increases in raw material

costs.
The Company had other income, net, of $14.0 million

in the second quarter of 2021 compared to other expense,

net, of $1.0
million in the second quarter of 2020.

The second quarter of 2021 includes $13.3 million related to certain non-income tax credits
recorded by the Company’s

Brazilian subsidiaries as well as lower foreign currency transaction losses compared to the prior quarter.

See the Non-GAAP Measures section of this Item, above.
Interest expense, net, decreased $1.2 million compared

to the second quarter of 2020 driven by lower current quarter borrowings
outstanding as a result of the additional revolver

borrowings drawn down in March 2020 at the onset of the

pandemic as well as a
decline in overall interest rates quarter-over-quarter.
The Company’s effective

tax rates for the second quarters of 2021 and 2020 were 32.2%

and 57.9%, respectively.

The
Company’s current quarter

effective tax rate was impacted by the changes in foreign

tax credit valuation allowances, tax law changes
in foreign jurisdictions as well as the tax impacts of

certain non-income tax credits recorded by the Company’s

Brazilian subsidiaries.

Comparatively,

the prior year second quarter effective tax rate was impacted by the tax effect of certain one-time pre-tax losses.

Excluding the impact

of these items as well as all other non-core items in each

quarter, described in the Non

-GAAP Measures section
of this Item, above, the Company estimates that its second

quarters of 2021 and 2020 effective tax rates would

have been
approximately 24% and 18%, respectively.

The higher estimated current quarter tax rate was driven by the impact of higher pre-tax
income in the current quarter as compared to the prior

year quarter on certain tax adjustments as well as increased withholding taxes
on expected current year repatriated earnings.

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
Equity in net income of associated companies increased $0.5 million in the second quarter of 2021 compared to the second
quarter of 2020, primarily due to higher current year

quarter income from the Company’s

interest in a captive insurance company
compared to the prior year quarter.

See the Non-GAAP Measures section of this Item, above.Net

income attributable to
noncontrolling interest was less than $0.1 million

in both the second quarters of 2021 and 2020.
Foreign exchange positively impacted the Company’s

second quarter results by approximately 10% driven by the positive impact
from foreign currency translation on earnings as well as lower foreign exchange transaction losses in the current

year quarter as
compared to the prior year second quarter.

Consolidated Operations Review – Comparison of the First Six

Months of 2021 with the First Six Months of 2020
Net sales were $865.0 million in the first six months of

2021 compared to $664.6 million in the first six months of

2020.

The net
sales increase of $200.4 million or 30% period-over-period

reflects a benefit from higher sales volumes of 22%, which includes additional net sales from recent acquisitions of 4%,

the positive impact from foreign currency translation

of 5%, and increases in
selling price and product mix of 3%.

The increase in sales volumes compared to the first six months of 2020 was primarily due to
improved end market conditions from the prior year impacts

of COVID-19 and continued market share gains.

Additional net sales
from acquisitions relate primarily to the acquisitions of

a tin-plating solutions business and Coral, acquired in February

2021 and
December 2020, respectively.

The positive impact from foreign currency translation

is primarily the result of the strengthening of the
euro and Chinese Renminbi against the U.S. dollar

year-over-year.

The increase from selling price and product mix includes the benefits of current year selling price increases implemented to date to help offset the rising raw material and

input costs.

COGS were $554.4 million in the first six months of 2021

compared to $433.4 million in the first six months of

2020.

The
increase in COGS of 28% was driven by the associated COGS

on the increase in net sales as described above, and to

a lesser extent,
an expense of $0.8 million associated with selling acquired

Coral inventory in the first six months of 2021 at its fair

value described in
the Non-GAAP Measures section of this Item above.
Gross profit in the first six months of 2021 increased $79.4 million or 34% from the first six months of 2020, due

primarily to the
increase in net sales described above.

The Company’s reported gross

margin in the first six months of 2021 was 35.9%

compared to
34.8% in the first six months of 2020.

Excluding one-time increases to COGS including accelerated

depreciation and the impact of

Quaker Chemical Corporation
Management’s Discussion and Analysis

the inventory fair value step up in both periods, described in the

Non-GAAP section of this Item above, the Company estimates that its
gross margins in the first six months of

2021 and 2020 would have been approximately 36.1% and

34.9%, respectively.

The
Company’s higher current

year gross margin was primarily due to the same

impacts described in the second quarter description above.

SG&A in the first six months of 2021 increased $27.6

million compared to the first six months of 2020 due

primarily to the same
drivers described in the second quarter description above.
During the first six months of 2021,

the Company incurred $12.5 million of Combination, integration and other acquisition-
related expenses primarily for professional fees related

to Houghton integration and other acquisition-related activities.

Comparatively,

the Company incurred $15.9 million of expenses in the first six months of 2020,

primarily due to various professional
fees related to integration activities.

See the Non-GAAP Measures section of this Item, above.
As described above, the Company initiated a restructuring

program during the third quarter of 2019 as part of its global plan to
realize cost synergies associated with the Combination.

The Company recorded restructuring and related charges

of $1.5 million
during the first six months of 2021 compared to

$2.2 million during the first six months of 2020 under this

program.

See the Non-
GAAP Measures section of this Item, above.
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

There was no similar impairment charges recorded

during the first six months of 2021.

Operating income in the first six months of 2021 was $83.7

million compared to an operating loss of $10.2 million in

the first six
months of 2020.

Excluding Combination, integration and other acquisition-related expenses, restructuring and related charges, the
non-cash indefinite-lived intangible asset impairment

charge, and other non-core items, the Company’s

current year non-GAAP
operating income of $100.1 million increased compared

to $47.2 million in the prior year period, primarily due to the increase in net
sales described above and the continued benefits from

cost savings related to the Combination.
The Company’s other

income, net, was $18.7 million in the first six months of 2021 compared to other expense, net of $22.2
million in the prior year period.

The year-over-year change was primarily due to other

income related to certain non-income tax
credits recorded by the Company’s

Brazilian subsidiaries during the second quarter of 2021 as well as the gain on the sale of certain
held-for-sale real property assets during the first

quarter of 2021 compared to a first quarter of 2020 pension plan settlement charge
associated with the termination of the Legacy Quaker

U.S. Pension Plan.

See the Non-GAAP Measures section of this Item, above.
Interest expense, net, decreased $4.2 million in the first

six months of 2021 compared to the first six months of 2020

driven by
lower current year borrowings outstanding as a result of

the additional revolver borrowings drawn down in March 2020

at the onset of
the pandemic as well as a decline in overall interest rates year-over-year,

as the weighted average interest rate incurred on borrow

ings
under the Company’s credit

facility was approximately 1.6% during the first six months of

2021 compared to approximately 2.5%
during the first six months of 2020.
The Company’s effective

tax rates for the first six months of 2021 and 2020 was an expense of 28.4% compared to a benefit of
20.7%, respectively.

The Company’s effective

tax rate for the six months ended June 30, 2021 was impacted by the sale of certain
held-for-sale real property assets related to the

Combination, certain U.S. tax law changes and the tax impact of certain non-income
tax credits recorded by the Company’s

Brazilian subsidiaries.

Comparatively,

the prior year first six months effective tax rate was
impacted by the tax effect of certain one-time

pre-tax losses as well as certain tax charges and benefits in the current period including
those related to changes in foreign tax credit valuation allowances,

tax law changes in a foreign jurisdiction, and the tax impacts of the
Company’s termination

of its Legacy Quaker U.S. Pension Plan and the Houghton

indefinite-lived trademarks and tradename
intangible asset impairment.

Excluding the impact of these items as well as all other non-core items in each year, described in the
Non-GAAP Measures section of this Item, above,

the Company estimates that its first six months of 2021 and 2020 effective tax rates
were relatively consistent at approximately 24% and 21%,

respectively.

The year-over-year increase was largely

driven by the impact
of higher pre-tax income in the current year period as compared to the prior year period on certain adjustments as well as increased withholding tax on expense on current year repatriated

earnings.

Equity in net income of associated companies increased $5.1 million in the first six months of 2021 compared to the first six
months of 2020, primarily due to higher current year earnings from the Company’s interest in a captive

insurance company.

See the
Non-GAAP Measures section of this Item, above.

In addition, the Company had higher earnings year-over-year

from the Company’s
50% interest in its joint venture in Korea.
Net income attributable to noncontrolling interest was less than

$0.1 million in both the first six months of 2021 and 2020.
Foreign exchange positively impacted the Company’s

first six months of 2021 results by approximately 4% driven by the positive impact from foreign currency translation on earnings partially offset by higher foreign exchange transaction losses in

the current year
as compared to the prior year period.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Reportable Segments Review - Comparison of the Second

Quarter of 2021

with the Second Quarter of 2020

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
accounting,

are not included in segment operating earnings.

Other items not

specifically identified with the Company’s

reportable
segments include interest expense, net, and other (expense)

income, net.
Americas
Americas represented approximately 32% of the Company’s

consolidated net sales in the second quarter of 2021.

The segment’s
net sales were $139.7 million, an increase of $59.1

million or 73% compared to the second quarter of 2020.

The increase in net sales
reflects the inclusion of additional net sales from acquisitions, primarily

Coral.

Excluding sales from acquisitions, the segment’s

net
sales increase quarter-over-quarter of

approximately 65% was driven by higher volumes of 54%,

a benefit in selling price and product
mix of 7% and the positive impact of foreign currency

translation of 4%.

The current quarter volume increase was driven by the
continued economic rebound from the COVID-19

slowdown as the pandemic notably impacted this segment during the second quarter
of 2020.

The foreign exchange impact was driven by the strengthening

of the Mexican peso against the U.S. dollar,

as this exchange
rate averaged 20.02 in the second quarter of 2021 compared to

23.32 during the second quarter of 2020.

This segment’s operating
earnings were $33.6 million, an increase of $23.3

million or 227% compared to the second quarter of 2020.

The increase in segment
operating earnings reflects the higher net sales describe

d

above coupled with a higher current quarter gross margin,

partially offset by
higher SG&A, including SG&A from acquisitions and

an increase in SG&A as the prior year second quarter included temporary cost
savings measures implemented in response to the onset of

the COVID-19 pandemic.
EMEA
EMEA represented approximately 28% of the Company’s

consolidated net sales in the second quarter of 2021.

The segment’s
net sales were $123.4 million, an increase of $45.7

million or 59% compared to the second quarter of 2020.

The increase in net sales
was driven by increases in volumes of 38%, the positive impact of foreign currency translation of 13%, a benefit from selling price
and product mix of 5%, and additional net sales from acquisitions of 3%.

The current quarter volume increase was driven by the
continued economic rebound from the COVID-19

slowdown as the pandemic notably impacted this segment during the second quarter
of 2020.

The foreign exchange impact was primarily driven by the

strengthening of the euro against the U.S. dollar as this exchange rate averaged 1.20 in the second quarter of 2021 compared

to 1.10 in the second quarter of 2020.

This segment’s operating earnings
were $23.4 million, an increase of $12.9 million or 124%

compared to the second quarter of 2020.

The increase in segment operating
earnings reflects the higher net sales described above

coupled with a higher current quarter gross margin, partially offset by higher
SG&A as the prior year second quarter included temporary

cost savings measures implemented in response to the

onset of the
COVID-19 pandemic.
Asia/Pacific
Asia/Pacific represented approximately 21% of the

Company’s consolidated net

sales in the second quarter of 2021.

The
segment’s net sales were $91.6

million, an increase of approximately $23.1 million or 34% compared to the second quarter of 2020.

The increase in net sales quarter-over-quarter

was driven by increases in volumes of 26% and the positive impact of foreign currency
translation of 9% and additional net sales from acquisitions of less than 1%, partially offset by decreases from

selling price and
product mix of 2%.

The current quarter volume increase was driven by the continued economic rebound from the COVID-19
slowdown.

The foreign exchange impact was primarily due to the strengthening of the Chinese renminbi against the U.S. dollar as
this exchange rate averaged 6.46 in the second quarter

of 2021 compared to 7.09 in the second quarter of 2020.

This segment’s
operating earnings were $23.2 million, an increase of

$4.0 million or 21% compared to the second quarter of 2020.

The increase in
segment operating earnings reflects the higher net sales descr ibed above partially offset by lower gross margins

on rising raw material
costs as well as higher SG&A which includes an increase in

direct selling costs associated with higher net sales.
Global Specialty Businesses
Global Specialty Businesses represented approximately

19% of the Company’s consolidated

net sales in the second quarter of
2021.

The segment’s net sales were $80.6

million, an increase of $21.3 million or 36% compared to the second quarter of 2020.

The

Quaker Chemical Corporation
Management’s Discussion and Analysis

increase in net sales reflects the inclusion of additional

net sales from acquisitions, primarily Coral.

Excluding net sales from
acquisitions, the segment’s

net sales would have increased 27% quarter-over-quarter

driven by increases in selling price and product
mix, including Norman Hay,

of 15%, increases in volumes of 7% and the positive impact

of foreign currency translation of
approximately 5%.

The foreign exchange impact was a result of similar strengthening of certain currencies in EMEA and Americas as
described above.

This segment’s operating earnings

were $24.2 million, an increase of $7.8 million or 48%

compared to the second
quarter of 2020.

The increase in segment operating earnings reflects the higher net sales described above coupled with higher gross
margins compared to the second quarter of 2020,

partially offset by higher SG&A as the prior

year second quarter included temporary
cost savings measures implemented in response to the

onset of the COVID-19 pandemic.

Reportable Segments Review - Comparison of the First Six

months of 2021 with the First Six months of 2020

Americas
Americas represented approximately 32% of the Company’s

consolidated net sales in the first six months of 2021.

The segment’s
net sales were $274.5 million, an increase of $64.0

million or 30% compared to the first six months of 2020.

The increase in net sales
was due to higher sales volumes of 21%, additional

net sales from acquisitions of 6% primarily resulting from

Coral, and benefits
from selling price and product mix of 3%.

The current year volume increase was driven by the continued

economic rebound from the
COVID-19 slowdown as the pandemic began in late

March and continued throughout the second quarter of 2020.

This segment’s
operating earnings were $65.9 million, an increase of

$26.4 million or 67% compared to the first six months of 2020.

The increase in
segment operating earnings reflects the higher net sales described above coupled with higher gross margins in the

current year period,
partially offset by higher SG&A.
EMEA
EMEA represented approximately 28% of the Company’s

consolidated net sales in the first six months of 2021.

The segment’s
net sales were $243.3 million, an increase of $60.7

million or 33% compared to the first six months of 2020.

The increase in net sales
was due to higher sales volumes of 17%, the positive impacts from foreign exchange translation of 10%, increases in

selling price and
product mix of 4% and additional net sales from acquisitions of 2%.

The current year volume increase was driven by the continued
economic rebound from the COVID-19 slowdown

as the pandemic began in late March and continued throughout the second quarter
of 2020.

The foreign exchange impact was primarily due to the strengthening of the euro and British pound against the U.S. dollar as
these exchange rates averaged 1.21 and 1.39, respectively,

during the first six months of 2021 compared to 1.10

and 1.26, respectively,
during the first six months of 2020.

This segment’s operating earnings

were $48.6 million, an increase of $19.8 million or 69%
compared to the first six months of 2020.

The increase in segment operating earnings reflect the higher net sales described above
coupled with improved gross margins in

the current year period, partially offset by higher SG&A.
Asia/Pacific
Asia/Pacific represented approximately 22% of the

Company’s consolidated net

sales in the first six months of 2021.

The
segment’s net sales were $188.3

million, an increase of $46.3 million or 33% compared to the first six months of 2020.

The increase
in net sales was driven by higher sales volumes of

approximately 26% and the positive impact of foreign currency translation of 7%.

The current year volume increase was driven by

the continued gradual economic rebound from the COVID-19 slowdown as the
pandemic notably impacted China during the first quarter of

2020 and then the rest of the region during the second quarter of 2020.

The foreign exchange impact was primarily due to the

strengthening of the Chinese renminbi against the U.S. dollar as this exchange
rate averaged 6.47 during the first six months of 2021 compared to 7.03 during the first six months of 2020.

This segment’s operating
earnings were $50.7 million, an increase of $11.9

million or 31% compared to the first six months of 2020.

The increase in segment
operating earnings were a result of the higher net sales described above partially offset by lower gross margins

compared to the first
six months of 2020 driven by increasing raw material

costs in the current year, as well as higher

SG&A.
Global Specialty Businesses
Global Specialty Businesses represented 18% of the

Company’s consolidated net sales in the

first six months of 2021.

The
segment’s net sales were $159.0

million, an increase of $29.4 million or 23% compared to the first six months of 2020.

The increase
in net sales was driven by benefits from selling price

and product mix, including Norman Hay,

of 18%, additional net sales from
acquisitions of 7% primarily driven by Coral, and the

positive impact of foreign currency transaction of 4%, partially offset by
decreases in volumes of 6%.

The foreign exchange impact was a result of similar strengthening of certain currencies in EMEA and
Americas as described above.

Both the changes in selling price and product mix and

sales volumes were primarily driven by higher
shipments of a lower priced product in the Company’s

mining business in the period year period.

This segment’s operating earnings
were $48.4 million, an increase of $11.4

million of 31% compared to the first six months of 2020.

The increase in segment operating
earnings reflects the higher net sales described above

on relatively consistent gross margins period

-over-period, partially offset by
slightly higher SG&A in the current year.

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

We have based

these forward-looking statements, including statements
regarding the potential effects of the COVID-19

pandemic on the Company’s

business, results of operations, and financial condition,
our expectation that we will maintain sufficient

liquidity and remediate any of our material weaknesses in internal control over
financial reporting, and statements regarding the impact

of increased raw material costs and pricing initiative

s

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

A major risk is that demand for the Company’s

products and services is
largely derived from the demand for our customers’

products, which subjects the Company to uncertainties related to downturns in a
customer’s business and unanticipated customer

production slowdowns and shutdowns, including as is currently being experienced by
many automotive industry companies.

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

The ultimate impact of COVID-19 on our business will depend

on,
among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected with the
virus including as new variants emerge, the

continued uncertainty regarding global availability,

administration, acceptance and long-
term efficacy of vaccines, or other treatments for

COVID-19 or its variants, the longer-term effects

on the economy by the pandemic,
including the resulting market volatility,

and by the measures taken by governmental authorities and other third parties restricting day-
to-day life and business operations and the length of time

that such measures remain in place, as well as laws and other governmental programs implemented to address the pandemic

or assist impacted businesses, such as fiscal stimulus and other legislation designed to
deliver monetary aid and other relief.

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

Quaker Chemical Corporation
Management’s Discussion and Analysis

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
13a-15(e) under the Exchange Act) were not effective

as of June 30, 2021 because of the material weaknesses in our internal control
over financial reporting, as described below.
As previously disclosed in “Item 9A. Controls and Procedures.”

in the Company’s 2020

Form 10-K, through the process of
evaluating risks and corresponding changes to the

design of existing or the implementation of new controls

in light of the significant
non-recurring transactions that occurred during 2019,

including the Combination, the Company identified certain deficiencies in its
application of the principles associated with the
Committee of Sponsoring Organizatio

n

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

June 30, 2021
and December 31, 2020, and that the results of its operations and its cash flows and changes in equity for both the

three and six month
periods ended June 30, 2021 and 2020, are in conformity

with accounting principles generally accepted in the United States of
America.

Progress on Remediation

of Material Weaknesses
The Company and its Board of Directors, including the

Audit Committee of the Board of Directors, are committed to maintaining a strong internal control environment.

Since identifying the material weaknesses, the Company

has dedicated a significant amount of
time and resources to remediate all of the previously identified material weaknesses as quickly and effectively

as possible. During
2020 and into 2021,

the Company dedicated multiple internal resources and supplemented those internal resources with various third-
party specialists to assist with the formalization of

a robust and detailed remediation plan.

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

-level manual controls as well as IT general and application controls.

During July 2021 and through the date of this Form

10-Q filing for the period ended June 30, 2021, the Company has been in the
process of implementing these design changes both

centrally and locally.

We expect to

complete the implementation in the third
quarter of 2021.

While the Company believes that the enhancements to these

entity-level, transactional and IT general and application
controls will sufficiently address the material weakness

previously identified, because the additional controls

have not been fully
implemented and tested, this material weakness is not yet remediated.

The existing material weakness will not be considered
remediated until the applicable remedial controls have

been fully implemented and operate for a sufficient

period of time and
management has concluded, through testing, that

the controls are operating effectively.

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

As required by Rule 13a-15(d) under the Exchange Act,

our
management, including our principal executive officer

and principal financial officer, has evaluated

our internal control over
financial reporting to determine whether any changes

to our internal control over financial reporting occurred during the
quarter ended June 30, 2021 that have materially affected,

or are reasonably likely to materially affect, our

internal control
over financial reporting.

Based on that evaluation, there were no changes that have materially affected, or are reasonably
likely to materially affect, our internal control

over financial reporting during the quarter ended June

30, 2021.

PART

II.

OTHER INFORMATION
Items 3, 4 and 5 of Part II are inapplicable and have been

omitted.
Item 1.

Legal Proceedings.

Incorporated by reference is the information in Note

19 of the Notes to the Condensed Consolidated Financial

Statements in Part
I, Item 1, of this Report.
Item 1A. Risk Factors.
The Company’s business,

financial conditions, results of operations and cash flows are subject to various risks that could cause
actual results to vary materially from recent results or from anticipated future results.

In addition to the other information set forth in
this Report, you should carefully consider the risk factors

previously disclosed in Part I, Item 1A of our 2020 Form 10-K.

There have
been no material changes to the risk factors described therein.
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
616

$
243.71

— $
86,865,026

May 1 - May 31 — $ — — $
86,865,026

June 1 - June 30 — $ — — $
86,865,026

Total
616

$ 243.71 — $
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

There were no shares acquired by the
Company pursuant to the 2015 Share Repurchase Program

during the quarter ended June 30, 2021.
Limitation on the Payment of Dividends
The Credit Facility has certain limitations on the payment

of dividends and other so-called restricted payments.

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
10.1 –
Form of Restricted Stock Award Agreement for non-employee directors under Registrant’s 2016 Long-Term
Performance Incentive Plan.*†
10.2 –
Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2016 Long-
Term Performance Incentive Plan.*†
10.3 –
Form of Incentive Stock Option Award Agreement for executive officers and other employees under Registrant’s 2016
Long-Term Performance Incentive Plan.*†
10.4 –
Form of Non-Qualified Stock Option Award Agreement for executive officers and other employees under Registrant’s
2016 Long-Term Performance Incentive Plan.*†
10.5 –
Form of Restricted Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2016
Long-Term Performance Incentive Plan.*†
10.6 –
Form of Performance Stock Unit Award Agreement for executive officers and other employees under Registrant’s
2016 Long-Term Performance Incentive Plan.*†
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

Hostetter
Date: August 5, 2021

Shane W.

Hostetter,

Senior Vice President, Chief Financial
Officer (officer duly authorized on behalf of,

and principal
financial officer of, the Registrant)