Form 10-Q
period 2021-09-30
QUAKER CHEMICAL CORP
filed 2021-11-04
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM
10-Q

☒
QUARTERLY

REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2021
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
Outstanding on October 31, 2021

17,894,480

QUAKER CHEMICAL CORPORATION

AND CONSOLIDATED

SUBSIDIARIES

Page
PART

I.
FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and September 30, 2020
2
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and
September 30, 2020
3
Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020
4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and September 30, 2020
5
Notes to Condensed Consolidated Financial Statements
6
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
27
Item 3.
Quantitative and Qualitative Disclosures about Market Risk.
44
Item 4.
Controls and Procedures.
45
PART

II
OTHER INFORMATION.
Item 1.
Legal Proceedings.
47
Item 1A.
Risk Factors.
47
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.
47
Item 6.
Exhibits.
48
Signatures
48

PART

I
FINANCIAL INFORMATION
Item 1.

Financial Statements (Unaudited).
Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
Unaudited
Three Months Ended Nine Months Ended
September 30,

September 30,

2021 2020 2021 2020
Net sales $
449,072
$
367,224
$
1,314,117
$
1,031,825
Cost of goods sold (
excluding amortization expense - See Note 14
)

303,941

227,032

858,341

660,396
Gross profit

145,131

140,192

455,776

371,429
Selling, general and administrative expenses

104,215

97,037

317,204

282,405
Indefinite-lived intangible asset impairment
—
—
—
38,000
Restructuring and related charges
(880)
1,383
593
3,585
Combination, integration and other acquisition-related expenses
5,786
6,913
18,259
22,786
Operating income

36,010
34,859

119,720

24,653
Other income (expense), net

647

(239)

19,344

(22,407)
Interest expense, net
(5,637)
(6,837)
(16,725)
(22,109)
Income (loss) before taxes and equity in net income of
associated companies

31,020

27,783

122,339

(19,863)
Taxes on income (loss)

before equity in net income of associated
companies

795

2,245

26,702

(7,603)
Income (loss) before equity in net income of associated
companies

30,225

25,538

95,637

(12,260)
Equity in net income of associated companies

848

1,804

7,668

3,536
Net income (loss)
31,073
27,342
103,305
(8,724)
Less: Net income attributable to noncontrolling interest
15
38
62
88
Net income (loss) attributable to Quaker Chemical Corporation $
31,058
$
27,304
$
103,243
$
(8,812)
Per share data:

Net income (loss) attributable to Quaker Chemical Corporation common shareholders – basic $
1.74
$
1.53
$
5.78
$
(0.50)
Net income (loss) attributable to Quaker Chemical Corporation common shareholders – diluted $
1.73
$
1.53
$
5.76
$
(0.50)
Dividends declared $
0.415
$
0.395
$
1.205
$
1.165
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)
Unaudited
Three Months Ended Nine Months Ended
September 30,

September 30,

2021 2020 2021 2020
Net income (loss)

$
31,073
$
27,342
$
103,305
$
(8,724)
Other comprehensive (loss) income, net of tax
Currency translation adjustments
(19,905)
33,618
(29,201)
(10,582)
Defined benefit retirement plans
904
(257)
2,593
16,913
Current period change in fair value of derivatives
436
354
1,450
(3,738)
Unrealized (loss) gain on available-for-sale securities
(215)
556
(2,961)
453
Other comprehensive (loss) income
(18,780)
34,271
(28,119)
3,046
Comprehensive income (loss)
12,293
61,613
75,186
(5,678)
Less: Comprehensive (income) loss attributable to
noncontrolling interest
(15)
(56)
(68)
25
Comprehensive income (loss) attributable to Quaker Chemical
Corporation
$
12,278
$
61,557
$
75,118
$
(5,653)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)
Unaudited
September 30, December 31,
2021 2020
ASSETS

Current assets

Cash and cash equivalents
$
141,393
$
181,833
Accounts receivable, net

433,631

372,974
Inventories

Raw materials and supplies

121,951

86,148
Work-in-process

and finished goods

132,943

101,616
Prepaid expenses and other current assets

63,278

50,156
Total current

assets

893,196

792,727
Property, plant and equipment,

at cost

423,469

423,253
Less accumulated depreciation

(232,636)

(219,370)
Property, plant and equipment,

net

190,833

203,883
Right of use lease assets
34,314
38,507
Goodwill

630,669

631,212
Other intangible assets, net

1,048,688

1,081,358
Investments in associated companies

94,110

95,785
Deferred tax assets

18,409

16,566
Other non-current assets

31,608

31,796
Total assets $
2,941,827
$
2,891,834
LIABILITIES AND EQUITY

Current liabilities

Short-term borrowings and current portion of long-term debt $
52,611
$
38,967
Accounts and other payables

219,601

198,872
Accrued compensation

40,655

43,300
Accrued restructuring
4,050
8,248
Other current liabilities

93,042

93,573
Total current

liabilities

409,959

382,960
Long-term debt

839,275

849,068
Long-term lease liabilities
24,599
27,070
Deferred tax liabilities

174,405

192,763
Other non-current liabilities

109,893

119,059
Total liabilities

1,558,131

1,570,920
Commitments and contingencies (Note 19)
Equity

Common stock $
1

par value; authorized
30,000,000

shares; issued and

outstanding 2021 –
17,888,577

shares; 2020 –
17,850,616

shares
17,889
17,851
Capital in excess of par value

914,277

905,171
Retained earnings

505,635

423,940
Accumulated other comprehensive loss

(54,723)

(26,598)
Total Quaker

shareholders’ equity

1,383,078

1,320,364
Noncontrolling interest

618
550
Total equity
1,383,696
1,320,914
Total liabilities and equity $
2,941,827
$
2,891,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
Unaudited
Nine Months Ended
September 30,
2021 2020
Cash flows from operating activities

Net income (loss)

$
103,305
$
(8,724)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Amortization of debt issuance costs

3,562

3,562
Depreciation and amortization

65,440

62,818
Equity in undistributed earnings of associated companies, net of dividends

(7,563)

1,415
Acquisition-related fair value adjustments related to inventory
801
229
Deferred compensation, deferred taxes and other,

net

(21,865)

(30,657)
Share-based compensation

8,441

17,820
(Gain) loss on disposal of property,

plant, equipment and other assets

(4,819)

105
Insurance settlement realized

—

(818)
Indefinite-lived intangible asset impairment
—
38,000
Combination and other acquisition-related expenses, net of payments
(1,705)
2,498
Restructuring and related charges
593
3,585
Pension and other postretirement benefits

(5,638)

16,219
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable

(68,664)

30,225
Inventories

(72,962)

2,137
Prepaid expenses and other current assets

(24,512)

(113)
Change in restructuring liabilities
(4,557)
(12,772)
Accounts payable and accrued liabilities

32,652

(13,481)

Net cash provided by operating activities

2,509

112,048
Cash flows from investing activities

Investments in property,

plant and equipment

(12,823)

(12,184)
Payments related to acquisitions, net of cash acquired

(31,975)

(3,132)
Proceeds from disposition of assets
14,744
11
Insurance settlement interest earned

—

41

Net cash used in investing activities

(30,054)

(15,264)
Cash flows from financing activities

Payments of term loan debt

(28,558)

(28,132)
Borrowings (repayments) on revolving credit facilities, net

39,143

(16,485)
Repayments on other debt, net
(585)

(527)
Dividends paid

(21,175)

(20,520)
Stock options exercised, other

704

2,385
Purchase of noncontrolling interest in affiliates
—
(1,047)
Distributions to noncontrolling affiliate shareholders
—
(751)

Net cash used in financing activities

(10,471)

(65,077)

Effect of foreign exchange rate changes on cash

(2,486)

(529)
Net (decrease) increase in cash, cash equivalents and restricted cash

(40,502)

31,178
Cash, cash equivalents and restricted cash at the beginning of the period

181,895

143,555
Cash, cash equivalents and restricted cash at the end of the period $
141,393
$
174,733
The accompanying notes are an integral part of these condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
6
Note 1 – Basis of Presentation and Description of Business

Basis of Presentation
As used in these Notes to Condensed Consolidated Financial Statements of

this Quarterly Report on Form 10-Q for the period
ended September 30, 2021 (the “Report”),

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

In the opinion of
management, the financial statements reflect all adjustments consisting only of normal recurring adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods.

The results for the nine months
ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

These adjustments related to the
Company’s over-recognition

of cost of goods sold (“COGS”) and corresponding under-recognition of inventory, as well as the
associated tax impact of these adjustments, in the Company’s previously issued interim financial statements for the three months ended March 31, 2020 and the three and six months ended June 30, 2020.

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

As of, and for the three and nine
months ended September 30, 2021, the Company's Argentine

subsidiaries represented less than
1
% of the Company’s consolidated
total assets and net sales, respectively.

During the three and nine months ended September 30, 2021, the Company recorded less than
$
0.1

million and $
0.3

million, respectively,

of remeasurement losses associated with the applicable currency conversions related to
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

The full extent of the COVID-19 pandemic
related business and travel restrictions and changes to business and consumer behavior intended to reduce its spread are uncertain as of
the date of the Report as COVID-19 and the responses of governmental authorities continue to evolve globally.

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
The Company cannot reasonably estimate the magnitude of the effects these conditions will have on the Company’s

operations in
the future as they are subject to significant uncertainties relating to the ultimate geographic spread of the virus, the incidence and
severity of the symptoms, the duration or resurgences

of the outbreak including the impact of new variants, the global availability, acceptance and efficacy of vaccines, the length of the travel restrictions and business closures imposed by governments of impacted
countries, and the economic response by governments of impacted countries,

all of which continue to evolve.
To the extent

that the Company’s customers and suppliers continue

to be significantly and adversely impacted by COVID-19, this could reduce the availability,

or result in delays, of materials or supplies to or from the Company,

which in turn could significantly
interrupt the Company’s business operations.

Such impacts could grow and become more significant to the Company’s operations
and the Company’s liquidity

or financial position.

Therefore, given the continuously evolving global developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude or the full extent to which COVID-19 may impact the
Company’s results of operations,

liquidity or financial position.
Note 2 – Business Acquisitions
2021 Acquisitions
In September 2021, the Company acquired the remaining interest in Grindaix-GmbH

(“Grindaix”), a Germany-based, high-tech
provider of coolant control and delivery systems for approximately
2.4

million EUR or approximately $
2.9

million for its Global
Specialty Businesses reportable segment.

Previously, in February 2021,

the Company acquired a
38
% ownership interest in Grindaix
for approximately
1.4

million EUR or approximately $
1.7

million.

The Company recorded its initial investment as an equity method investment within the Condensed Consolidated Financial Statements and accounted for the purchase of the remaining interest as a step acquisition whereby the Company remeasured the previously held equity method investment to its fair value.
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
3 years
.

In addition, the Company recorded $
5.0

million of goodwill related to expected value not allocated to other acquired assets, all of
which is expected to be tax deductible in various jurisdictions in which we operate.

As of September 30, 2021, the allocation of the
purchase price has not been finalized and the
one year

measurement period has not ended.

Further adjustments may be necessary as a
result of the Company’s on-going

assessment of additional information related to the fair value of assets acquired and liabilities
assumed.
The results of operations of the acquired assets and businesses subsequent to the respective acquisition dates are included in the
Condensed Consolidated Statements of Operations as of September 30, 2021.

Applicable transaction expenses associated with these
acquisitions are included in Combination, integration and other acquisition

-related expenses in the Company’s Condensed
Consolidated Statements of Operations.

Certain pro forma and other information is not presented, as the operations of the acquired assets and businesses are not considered material to the overall operations of the

Company for the periods presented.
In November 2021, the Company closed two additional acquisitions that expand its strategic product offerings and increase the
Company’s presence in its core metalworking

industries.

The total initial purchase price for these acquisitions was approximately $
10
million, subject to post-closing adjustments as well as certain earn-out provisions that could total approximately $
4

million.

Transaction expenses associated with these

acquisitions are included in Combination, integration and other acquisition-related expenses in the Condensed Consolidated Statements of Operations.

The results of operations of these two acquisitions are not
included in the Consolidated Statements of Operations because the date of closing for each was subsequent to September 30, 2021.

Preliminary purchase price allocation of assets acquired and liabilities assumed have not been presented as that information is not
available as of the date of these Condensed Consolidated Financial Statements.

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
indebtedness levels.

The Company anticipates finalizing its post-closing adjustments for the Coral acquisition during the fourth
quarter of 2021.
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

2020 Form 10-K
.
Measurement period adjustments recorded during the first nine months of

2021 include certain adjustments related to refining
original estimates for assets and liabilities for certain acquired finance leases, as well the adjustment to reflect the expected settlement of post-closing working capital and net indebtedness true ups to the original purchase price.

As of September 30, 2021, the allocation
of the purchase price for Coral has not been finalized and the one year

measurement period has not ended.

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

As of
September 30, 2021, the allocation of the purchase price of TEL was finalized and the
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
The FASB issued ASU 2020

-04,
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

As of September 30, 2021,
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
Segment operating earnings for each of the Company’s

reportable segments are comprised of the segment’s

net sales less directly
related COGS and selling, general and administrative expenses (“SG&A”).

Operating expenses not directly attributable to the net
sales of each respective segment, such as certain corporate and administrative costs, Combination,

integration and other acquisition-
related expenses, and Restructuring and related charges,

are not included in segment operating earnings.

Other items not specifically
identified with the Company’s reportable

segments include interest expense, net and other income (expense), net.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
(Unaudited)
10
The following table presents information about the performance of the Company’s reportable segments for the three and nine
months ended September 30, 2021 and 2020.
Three Months Ended Nine Months Ended
September 30, September 30,
2021 2020 2021 2020
Net sales

Americas $
150,799
$
119,540
$
425,343
$
330,012
EMEA

122,241

94,005

365,491

276,546
Asia/Pacific

98,659

84,877

286,924

226,850
Global Specialty Businesses

77,373

68,802

236,359

198,417
Total net sales $
449,072
$
367,224
$
1,314,117
$
1,031,825
Segment operating earnings
Americas $
31,273
$
31,099
$
97,155
$
70,590
EMEA
20,153
17,439
68,802
46,269
Asia/Pacific
23,285
27,304
73,990
66,106
Global Specialty Businesses

20,663

21,161

69,041

58,114
Total segment operating

earnings

95,374

97,003

308,988

241,079
Combination, integration and other acquisition-related expenses
(5,786)
(6,913)
(18,259)
(22,786)
Restructuring and related charges
880
(1,383)
(593)
(3,585)
Fair value step up of acquired inventory sold

—
—
(801)
(226)
Indefinite-lived intangible asset impairment
—
—
—
(38,000)
Non-operating and administrative expenses
(38,691)
(39,786)
(122,760)
(110,282)
Depreciation

of corporate assets and amortization

(15,767)

(14,062)

(46,855)

(41,547)
Operating income
36,010
34,859
119,720
24,653
Other income (expense), net
647
(239)
19,344
(22,407)
Interest expense, net

(5,637)

(6,837)

(16,725)

(22,109)
Income (loss) before taxes and equity in net income of
associated companies $
31,020
$
27,783
$
122,339
$
(19,863)
Inter-segment revenues for the three and nine months ended September

30, 2021 were $
3.6

million and $
9.3

million for Americas,
$
6.8

million and $
21.9

million for EMEA, $
0.8

million and $
1.3

million for Asia/Pacific, and $
1.8

million and $
5.9

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
basis of $
18.9

million and $
53.4

million for the three and nine months ended September 30, 2021, respectively,

and $
11.1

million and
$
29.9

million for the three and nine months ended September 30, 2020, respectively.

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

Balance Sheets as of September 30, 2021 or December 31,
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

Balance Sheets.

The Company had approximately $
4.4

million and $
4.0

million of deferred
revenue as of September 30, 2021 and December 31, 2020, respectively.

For the nine months ended September 30, 2021, the
Company satisfied all of the associated performance obligations and recognized into revenue the advance payments received and recorded as of December 31, 2020.
Disaggregated Revenue
The following tables disaggregate the Company’s

net sales by segment, geographic region, customer industry,

and timing of
revenue recognized for the three and nine months ended September 30, 2021 and 2020.
Three Months Ended September 30, 2021
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
56,954
$
38,483
$
53,994
$
149,431
Metalworking and other
93,845
83,758
44,665
222,268
150,799
122,241
98,659
371,699
Global Specialty Businesses
46,008
19,253
12,112
77,373
$
196,807
$
141,494
$
110,771
$
449,072
Timing of Revenue Recognized
Product sales at a point in time
$
188,340
$
131,982
$
108,559
$
428,881
Services transferred over time
8,467
9,512
2,212
20,191
$
196,807
$
141,494
$
110,771
$
449,072

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
$
97,053
$
367,224
Nine Months Ended September 30, 2021
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
155,546
$
108,391
$
151,944
$
415,881
Metalworking and other
269,797
257,100
134,980
661,877
425,343
365,491
286,924
1,077,758
Global Specialty Businesses
137,447
61,203
37,709
236,359
$
562,790
$
426,694
$
324,633
$
1,314,117
Timing of Revenue Recognized
Product sales at a point in time
$
537,161
$
400,982
$
316,222
$
1,254,365
Services transferred over time
25,629
25,712
8,411
59,752
$
562,790
$
426,694
$
324,633
$
1,314,117
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
10 years
.

In addition, the Company has certain land use leases with remaining lease terms up to
94 years
.

The lease term for all of the
Company’s leases includes the non

-cancellable period of the lease plus any additional periods covered by an option to extend the lease
that the Company is reasonably certain it will exercise.

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

Operating lease expense for the three and nine
months ended September 30, 2021 was $
3.4

million and $
10.6

million, respectively.

Comparatively, operating

lease expense for the
three and nine months ended September 30, 2020 was $
3.7

million and $
10.6

million, respectively.

Short-term lease expense for the
three and nine months ended September 30, 2021 was $
0.2

million and $
0.8

million, respectively.

Comparatively, short-term

lease
expense for the three and nine months ended September 30, 2020 was $
0.2

million and $
1.1

million, respectively.

The Company has
no

material variable lease costs or sublease income for the three or nine months ended September

30, 2021 and 2020.

Cash paid for operating leases during the nine months ended September 30, 2021 and 2020 was $
10.4

million and $
10.5

million,
respectively.

The Company recorded new right of use lease assets and associated lease liabilities of $
5.6

million during the nine
months ended September 30, 2021.

Supplemental balance sheet information related to the Company’s leases is as follows:
September 30, December 31,
2021 2020
Right of use lease assets $
34,314
$
38,507
Other current liabilities
9,356
10,901
Long-term lease liabilities
24,599
27,070
Total operating lease liabilities $
33,955
$
37,971
Weighted average

remaining lease term (years)
5.7
6.0
Weighted average

discount rate
4.26%
4.20%
Maturities of operating lease liabilities as of September 30, 2021 were as follows:
September 30,
2021
For the remainder of 2021 $
2,978
For the year ended December 31, 2022
9,695
For the year ended December 31, 2023
7,564
For the year ended December 31, 2024
5,623
For the year ended December 31, 2025
4,340
For the year ended December 31, 2026 and beyond
8,104
Total lease payments
38,304
Less: imputed interest
(4,349)
Present value of lease liabilities $
33,955

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
All costs incurred to date relate to severance costs to reduce headcount,

including customary and routine adjustments to initial
estimates for employee separation costs, as well as costs to close certain facilities and are recorded in Restructuring and related
charges in the Company’s

Condensed Statements of Operations.

As described in Note 4 of Notes to Condensed Consolidated
Financial Statements, restructuring and related charges

are not included in the Company’s calculation of

reportable segments’ measure
of operating earnings and therefore these costs are not reviewed by or recorded to reportable segments.
Activity in the Company’s accrual

for restructuring under the QH Program for the nine months ended September 30, 2021 is as
follows:
QH Program
Accrued restructuring as of December 31, 2020
$
8,248
Restructuring and related charges
593
Cash payments
(4,557)
Currency translation adjustments

(234)
Accrued restructuring as of September 30, 2021
$
4,050
Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Condensed Consolidated Statements of
Operations for the three and nine months ended September 30, 2021 and 2020:

Three Months Ended Nine Months Ended
September 30,

September 30,

2021 2020 2021 2020
Stock options $
298
$
353
$
938
$
1,138
Non-vested stock awards and restricted stock units
1,277
1,259
3,963
3,782
Non-elective and elective 401(k) matching contribution in stock
—
910
1,553
2,072
Director stock ownership plan
241
243
660
337
Performance stock units
491
280
1,327
560
Annual incentive plan
—
7,102
—
9,931
Total share-based

compensation expense
$
2,307
$
10,147
$
8,441
$
17,820
Share-based compensation expense is recorded in SG&A, except for $
0.2

million and $
0.7

million for the three and nine months
ended September 30, 2021, respectively,

and $
0.4

million and $
1.2

million for the three and nine months ended September 30, 2020, respectively, recorded

within Combination, integration and other acquisition-related expenses.
Stock Options
During the first nine months of 2021, the Company granted stock options under its long-term incentive plan (“LTIP”)

that are
subject only to time-based vesting over a three

year period.

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

As of September 30, 2021,
unrecognized compensation expense related to all stock options granted was $
2.1

million, to be recognized over a weighted average
remaining period of

2.1

years.

Restricted Stock Awards

and Restricted Stock Units
During the nine months ended September 30, 2021, the Company granted
17,692

non-vested restricted shares and
2,791

non-
vested restricted stock units under its LTIP,

which are subject to time-based vesting, generally over a
three year

period.

The fair value
of these grants is based on the trading price of the Company’s common stock on the date of grant.

The Company adjusts the grant
date fair value of these awards for expected forfeitures based on historical experience.

As of September 30, 2021, unrecognized
compensation expense related to the non-vested restricted

shares was $
5.1

million, to be recognized over a weighted average
remaining period of
1.7

years, and unrecognized compensation expense related to non-vested restricted stock units was $
0.9

million,
to be recognized over a weighted average remaining period of
2.0

years.
Performance Stock Units
During the first nine months of 2021, the Company granted performance

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
the
three year

vesting period.

The grant-date fair value of the PSUs granted during the first nine months of 2021 was estimated using
a Monte Carlo simulation on the grant date and using the following assumptions:

(i) a risk-free rate of

0.29
%; (ii) an expected term of
3.0

years; and (iii) a three year daily historical volatility for each of the companies in the peer group,

including Quaker Houghton.

As of September 30, 2021, the Company estimates that it will issue approximately
23,756

fully vested shares as of the applicable
settlement date of all outstanding PSUs awards based on the conditions of the PSUs and performance to date for each award.

As of
September 30, 2021, there was approximately $
3.7

million of total unrecognized compensation cost related to PSUs, which the
Company expects to recognize over a weighted-average period of

2.1

years.
Annual Incentive Plan
The Company maintains an Annual Incentive Plan (“AIP”), which may be settled in cash or a certain number of shares subject to
performance-based and time-based vesting conditions.

As of September 30, 2020, it had been the Company’s

intention to settle the
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
component of SG&A.

As of September 30, 2021, it is the Company’s

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
than cash.

For the three months ended September 30, 2021, there were
no

matching contributions in stock.

For the nine months ended
September 30, 2021, total contributions were $
1.5

million. Comparatively,

total contributions for the three and nine months ended
September 30, 2020 were $
0.9

million and $
2.1

million, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
(Unaudited)
16
Note 9 – Pension and Other Postretirement

Benefits
The components of net periodic benefit cost for the three and nine months ended September 30, 2021 and 2020 are as follows:
Three Months Ended September 30, Nine Months Ended September 30,
Other Other
Postretirement Postretirement
Pension Benefits Benefits Pension Benefits Benefits
2021 2020 2021 2020 2021 2020 2021 2020
Service cost $
289
$
1,227
$
(2)
$
2
$
921
$
3,565
$
1
$
5
Interest cost
1,078
1,527
(1)
25
3,262
4,782
20
77
Expected return on plan assets
(2,075)
(3,526)
—
—
(6,250)
(7,246)
—
—
Settlement charge
—
—
—
—
—
22,667
—
—
Actuarial loss amortization
737
626
(85)
15
2,449
2,288
(85)
46
Prior service cost amortization
3
(42)
—
—
8
(123)
—
—
Net periodic benefit cost $
32
$
(188)
$
(88)
$
42
$
390
$
25,933
$
(64)
$
128
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
1.8

million, subject to
final true up adjustments,

which were completed in the third quarter of 2020 resulting in a refund in premium received in the third
quarter of 2020 of approximately $
1.6

million.

In addition, the Company recorded a non-cash pension settlement charge at plan
termination of approximately $
22.7

million.

This settlement charge included the immediate recognition into expense of the related
unrecognized losses within accumulated other comprehensive (loss) income

(“AOCI”) on the balance sheet as of the plan termination
date.

Employer Contributions
As of September 30, 2021, $
5.7

million and $
0.2

million of contributions have been made to the Company’s

U.S. and foreign
pension plans and its other postretirement benefit plans, respectively

.

Taking into consideration

current minimum cash contribution
requirements, the Company expects to make full year cash contributions of approximately $
6

million to its U.S. and foreign pension
plans and less than $
1

million to its other postretirement benefit plans in 2021
.
Note 10 – Other Income (Expense), Net
The components of other income (expense), net, for the three and nine months ended September 30, 2021 and 2020 are as
follows:
Three Months Ended Nine Months Ended
September 30,

September 30,

2021 2020 2021 2020
Income from third party license fees $
314
$
190
$
1,026
$
702
Foreign exchange gains (losses), net
368
(1,897)
(1,948)
(3,080)
(Loss) gain on disposals of property,

plant, equipment and other
assets, net
(537)
(24)
4,819
(105)
Non-income tax refunds and other related credits
3
—
14,395
2,131
Pension and postretirement benefit income (costs),

non-service components
343
1,375
596
(22,491)
Other non-operating income, net
156
117
456
436
Total other income

(expense), net
$
647
$
(239)
$
19,344
$
(22,407)

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
(Unaudited)
17
The (Loss) gain on disposals of property,

plant, equipment and other assets, net, during the three months ended

September 30,
2021,

includes losses related to certain fixed asset disposals resulting from the property damage caused by flooding of the Company’s
Conshohocken, Pennsylvania headquarters, described in Note 19 of Notes to Condensed Consolidated Financial Statements, and
during the nine months ended September 30, 2021, includes the gain on the sale of certain held-for-sale real property assets related to the Combination.

Non-income tax refunds and other related credits during the nine months ended September

30, 2021 includes
certain non-income tax credits for the Company’s

Brazilian subsidiaries described in Note 19 of Notes to Condensed Consolidated
Financial Statements.

Pension and postretirement benefit income (costs), non-service components during both the three and nine
months ended September 30, 2020 includes the refund in premium described in Note 9 of Notes to Condensed Consolidated Financial
Statements.

In addition, this line also includes the Legacy Quaker U.S. Pension Plan non

-cash settlement charge during the nine
months ended September 30, 2020, also described in Note 9 of Notes to

Condensed Consolidated Financial Statements.
Note 11 – Income Taxes

and Uncertain Income Tax

Positions
The Company’s effective

tax rates for the three and nine months ended September 30, 2021 were an expense of
2.6
% and
21.8
%,
respectively, compared

to an expense of
8.1
% and a benefit of
38.3
% for the three and nine months ended September 30, 2020,
respectively.

The Company’s current year

effective tax rates were largely impacted by changes in permanent reinvestment assertions,
changes in foreign tax credit valuation allowances, tax law changes in a foreign jurisdiction, deferred tax benefits related to an
intercompany intangible asset transfer and the income tax impacts of certain non-income tax credits recorded by the Company’s
Brazilian subsidiaries described in Note 19 of Notes to Condensed Consolidated

Financial Statements.

Comparatively,

the prior year
effective tax rates were impacted by the tax effect

of certain one-time pre-tax losses as well as certain tax charges and benefits in the
prior year period including those related to changes in tax regulations and other changes in foreign tax credit valuation allowances, tax law changes in foreign jurisdictions and the tax impacts of the Company’s termination of its Legacy Quaker U.S. Pension Plan.
As of December 31, 2020, the Company had a deferred tax liability of $
5.9

million, which primarily represents the Company’s
estimate of non-U.S. taxes it will incur to repatriate certain foreign earnings to the U.S.

The balance as of September 30, 2021 was
$
5.8

million. As of September 30, 2021, the Company’s

cumulative liability for gross unrecognized tax benefits was $
24.0

million, an
increase of $
1.9

million from the cumulative liability accrued as of December 31, 2020.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on
income (loss) before equity in net income of associated companies in its Condensed Consolidated Statements of Operations.

The
Company recognized an expense for interest of approximately $
0.2

million and $
0.4

million and a benefit of less than $
0.1

million and
$
0.2

million for penalties in its Condensed Consolidated Statement of Operations for the

three and nine months ended September 30,
2021, respectively,

and recognized a credit for interest of $
0.2

million and an expense of $
0.4

million and an expense for penalties of
less than $
0.1

million and $
0.5

million in its Condensed Consolidated Statement of Operations for the

three and nine months ended
September 30, 2020, respectively.

As of September 30, 2021, the Company had accrued $
3.3

million for cumulative interest and $
3.5
million for cumulative penalties in its Condensed Consolidated

Balance Sheets, compared to $
3.0

million for cumulative interest and
$
3.9

million for cumulative penalties accrued at December 31, 2020.

During the nine months ended September 30, 2021 and 2020,
the Company recognized decreases of $
1.2

million and $
1.9

million, respectively,

in its cumulative liability for gross unrecognized tax
benefits due to the expiration of the applicable statutes of limitations for certain tax years.
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
2018
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

As of September 30, 2021, the Company has received $
1.6

million in refunds from the
Netherlands and Spain and currently expects to pay $
2.6

million due to Italy in the fourth quarter of 2021.

As of September 30, 2021,
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
2014
through
2018
.

As of September 30, 2021, the Company has a $
6.0

million reserve for uncertain tax positions relating to matters related to this audit.

Because the reserve relates to the tax periods prior to August 1, 2019, the tax liability was established through
purchase accounting related to the Combination.

The Company has also submitted an indemnification claim against funds held in escrow by Houghton’s former

owners and as a result, a corresponding $
5.4

million indemnification receivable has also been
established through purchase accounting.

In October 2021, the Company settled a portion of the Houghton Italia

S.r.l corporate
income tax audit with the Italian tax authorities for the tax year 2015.

The Company remains under audit for tax years 2014 and 2016
through 2018 and believes it has adequate reserves for the remaining uncertain tax positions.
Houghton Deutschland GmbH is also under audit by the German tax authorities for the tax years
2015

through
2017
.

Based on
preliminary audit findings, primarily related to transfer pricing,

the Company has recorded reserves for $
0.9

million as of September
30, 2021.

Of this amount, $
0.8

million relates to tax periods prior to the Combination and therefore the Company has submitted an
indemnification claim with Houghton’s

former owners for any tax liabilities arising pre-Combination.

As a result, a corresponding
$
0.8

million indemnification receivable has also been established to offset the $
0.8

million tax liability.

In October 2021 the
Company received a settlement proposal from the German

tax authorities and is currently reviewing the proposal with Houghton’s former owners.
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations for the three and nine months ended September 30, 2021 and
2020:
Three Months Ended

Nine Months Ended
September 30, September 30,
2021 2020 2021 2020
Basic earnings (loss) per common share

Net income (loss) attributable to Quaker Chemical Corporation
$
31,058
$
27,304
$
103,243
$
(8,812)
Less: (income) loss allocated to participating securities

(119)

(113)

(413)

44
Net income (loss) available to common shareholders
$
30,939
$
27,191
$
102,830
$
(8,768)
Basic weighted average common shares outstanding
17,812,216
17,743,538
17,800,082
17,704,662
Basic earnings (loss) per common share
$
1.74
$
1.53
$
5.78
$
(0.50)
Diluted earnings (loss) per common share
Net income (loss) attributable to Quaker Chemical Corporation
$
31,058
$
27,304
$
103,243
$
(8,812)
Less: (income) loss allocated to participating securities
(119)

(113)

(412)

44
Net income (loss) available to common shareholders
$
30,939
$
27,191
$
102,831
$
(8,768)
Basic weighted average common shares outstanding
17,812,216
17,743,538
17,800,082
17,704,662
Effect of dilutive securities
58,176
57,327
59,986
—
Diluted weighted average common shares outstanding
17,870,392
17,800,865
17,860,068
17,704,662
Diluted earnings (loss) per common share
$
1.73
$
1.53
$
5.76
$
(0.50)
Certain stock options and restricted stock units are not included in the diluted earnings (loss) per share calculation when the effect
would have been anti-dilutive.

The calculated amount of anti-diluted shares not included was
5,531

and
3,722

for the three and nine
months ended September 30, 2021,

respectively.

All of the Company’s potentially

dilutive shares for the nine months ended
September 30, 2020 are anti-dilutive and not included in the dilutive loss per share calculations because of the Company’s net

loss
during the period.

There were
no

anti-dilutive shares excluded from the diluted earnings per share calculation for the three months ended September 30, 2020.
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

The proceeds of the settlement and release agreements were deposited into interest bearing accounts that earned less than $
0.1

million offset by $
0.8

million of net payments during the nine months ended
September 30, 2020.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash as of September 30, 2021 and 2020,

as
well as December 31, 2020 and 2019:
September 30, December 31,
2021 2020 2020 2019
Cash and cash equivalents $
141,393
$
155,750
$
181,833
$
123,524
Restricted cash included in other current assets
—
82
62
353
Restricted cash included in other assets
—
18,901
—
19,678
Cash, cash equivalents and restricted cash $
141,393
$
174,733
$
181,895
$
143,555
Note 14 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended

September 30, 2021 were as follows:
Global
Specialty
Americas EMEA Asia/Pacific Businesses Total
Balance as of December 31, 2020 $
213,242
$
140,162
$
158,090
$
119,718

$
631,212
Goodwill additions
1,208
2,626
1,308
1,951
7,093
Currency translation and other adjustments

(621)
(5,530)
1,109
(2,594)
(7,636)
Balance as of September 30, 2021 $
213,829
$
137,258
$
160,507
$
119,075

$
630,669
Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2021 and
December 31, 2020 were as follows:
Gross Carrying Accumulated
Amount Amortization
2021 2020 2021 2020
Customer lists and rights to sell $
847,909

$
839,551

$
135,571

$
99,806
Trademarks, formulations and product

technology

167,682

166,448

36,871

30,483
Other

6,325

6,372

5,886

5,824
Total definite-lived

intangible assets
$
1,021,916

$
1,012,371

$
178,328

$
136,113
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives.

The Company recorded
$
14.9

million and $
44.7

million of amortization expense for the three and nine months ended September

30, 2021, respectively.

Comparatively,

the Company recorded $
14.0

million and $
41.7

million of amortization expense for the three and nine months ended
September 30, 2020, respectively.

Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:
For the year ended December 31, 2021 $
58,852
For the year ended December 31, 2022
59,173
For the year ended December 31, 2023
59,005
For the year ended December 31, 2024
58,338
For the year ended December 31, 2025
57,653
For the year ended December 31, 2026
57,346
The Company has four indefinite-lived intangible assets totaling $
205.1

million as of both September 30, 2021 and December 31,
2020, including $
204.0

million of indefinite-lived intangible assets for trademarks and tradename associated with the Combination.
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
As of September 30, 2021, the Company continued to evaluate all potential triggering events, including the on-going impact of
COVID-19 on the Company’s operations,

and the volatility and uncertainty in the economic outlook as a result of COVID-19,

to
determine if this indicated it was more likely than not that the carrying value of any of the Company’s reporting

units or indefinite-
lived or long-lived intangible assets were not recoverable.

The Company concluded that the impact of COVID-19 did not represent

a
triggering event as of September 30, 2021.

While the Company concluded that the impact of COVID-19 did not represent a triggering
event as of September 30, 2021, the Company will continue to evaluate the impact of COVID-19 on the Company’s

current and
projected results. If the current economic conditions worsen or projections of the timeline for recovery are significantly extended, then the Company may conclude in the future that the impact from COVID-19 requires the need to perform further interim quantitative
impairment tests, which could result in additional impairment charges in the future.
Note 15 – Debt

Debt as of September 30, 2021 and December 31, 2020 includes the following:
As of September 30, 2021 As of December 31, 2020
Interest
Outstanding

Interest
Outstanding

Rate Balance Rate Balance
Credit Facilities:
Revolver
1.58%
$
198,543
1.65%
$
160,000
U.S. Term Loan
1.58%
547,500
1.65%
570,000
EURO Term Loan
1.50%
142,559
1.50%
157,062
Industrial development bonds
5.26%
10,000
5.26%
10,000
Bank lines of credit and other debt obligations
Various
2,060
Various
2,072
Total debt
$
900,662
$
899,134
Less: debt issuance costs
(8,776)
(11,099)
Less: short-term and current portion of long-term debts
(52,611)
(38,967)
Total long-term debt
$
839,275
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
to be reported.

The variable interest rate incurred on the outstanding borrowings under the Credit Facility as of and during the nine
months ended September 30, 2021 was approximately
1.6
%.

In addition to paying interest on outstanding principal under the Credit
Facility, the Company

is required to pay a commitment fee ranging from
0.2
% to
0.3
% depending on the Company’s consolidated

net
leverage ratio to the lenders under the Revolver in respect of the unutilized commitments thereunder.

The Company has unused
capacity under the Revolver of approximately $
197

million, net of bank letters of credit of approximately $
4

million, as of September
30, 2021.

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
Facility.

As of September 30, 2021, the consolidated net debt to adjusted EBITDA may not exceed
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

As of September 30, 2021
and December 31, 2020, the Company was in compliance with all of the Credit Facility covenants.

The Term Loans have quarterly
principal amortization during their
five year

terms, with
5.0
% amortization of the principal balance due in years 1 and 2,
7.5
% in year
3, and
10.0
% in years 4 and 5, with the remaining principal amount due at maturity.

During the nine months ended September 30,
2021, the Company made quarterly amortization payments related to the

Term Loans totaling $
28.6

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

based on the Company’s consolidated

net leverage ratio.

At the time the
Company entered into the swaps, and as of September 30, 2021, the aggregate interest rate on the swaps, including the fixed base rate plus an applicable margin, was
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

As of September 30, 2021
and December 31, 2020, the Company had $
8.8

million and $
11.1

million, respectively, of debt

issuance costs recorded as a reduction
of long-term debt.

As of September 30, 2021 and December 31, 2020, the Company had $
4.7

million and $
5.9

million, respectively,
of debt issuance costs recorded within other assets.

Industrial development bonds
As of September 30, 2021 and December 31, 2020, the Company had fixed rate, industrial development authority bonds totaling
$
10.0

million in principal amount due in
2028
.

These bonds have similar covenants to the Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discounting facilities in one of its foreign subsidiaries, which are not collateralized.

The Company’s other debt obligat

ions primarily consist of certain domestic and foreign low interest rate or interest-
free municipality-related loans, local credit facilities of certain foreign subsidiaries and capital lease obligations.

Total unused
capacity under these arrangements as of September 30, 2021 was approximately

$
39

million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s only other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of September 30, 2021 were approximately $7 million.
The Company incurred the following debt related expenses included within Interest expense, net, in the Condensed Consolidated
Statements of Operations:
Three Months Ended Nine Months Ended
September 30, September 30,
2021 2020 2021 2020
Interest expense $
4,779
$
5,957
$
14,242
$
19,621
Amortization of debt issuance costs
1,187
1,188
3,562
3,562
Total $
5,966
$
7,145
$
17,804
$
23,183
Based on the variable interest rates associated with the Credit Facility,

as of September 30, 2021 and December 31, 2020, the
amounts at which the Company’s

total debt were recorded are not materially different from

their fair market value.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
(Unaudited)
22
Note 16 – Equity
The following tables present the changes in equity,

net of tax, for the three and nine months ended September 30, 2021 and 2020:
Accumulated
Capital in Other
Common Excess of Retained Comprehensive Noncontrolling
Stock Par Value Earnings Loss Interest Total
Balance at June 30, 2021 $
17,878
$
910,862
$
482,001
$
(35,943)
$
603
$
1,375,401
Net income
—
—
31,058
—
15
31,073
Amounts reported in other comprehensive

loss
—
—
—
(18,780)
—
(18,780)
Dividends ($
0.415

per share)
—
—
(7,424)
—
—
(7,424)
Share issuance and equity-based
compensation plans
11
3,415
—
—
—
3,426
Balance at September 30, 2021 $
17,889
$
914,277
$
505,635
$
(54,723)
$
618
$
1,383,696
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
1,320,914
Net income
—
—
103,243
—
62
103,305
Amounts reported in other comprehensive

(loss) income
—
—
—
(28,125)
6
(28,119)
Dividends ($
1.205

per share)
—
—
(21,548)
—
—
(21,548)
Share issuance and equity-based
compensation plans
38
9,106
—
—
—
9,144
Balance at September 30, 2021 $
17,889
$
914,277
$
505,635
$
(54,723)
$
618
$
1,383,696
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
1,226,431

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
(Unaudited)
23
The following tables show the reclassifications from and resulting balances of AOCI for the three and nine months ended
September 30, 2021 and 2020:
Defined Unrealized
Currency Benefit Gain (Loss) in
Translation Pension Available-for- Derivative
Adjustments Plans Sale Securities Instruments Total
Balance at June 30, 2021 $
(12,177)
$
(21,778)
$
596
$
(2,584)
$
(35,943)
Other comprehensive (loss) income before

reclassifications
(19,905)
488
(85)
567
(18,935)
Amounts reclassified from AOCI
—
709
(176)
—
533
Related tax amounts
—
(293)
46
(131)
(378)
Balance at September 30, 2021 $
(32,082)
$
(20,874)
$
381
$
(2,148)
$
(54,723)
Balance at June 30, 2020 $
(88,637)
$
(17,363)
$
1,148
$
(4,412)
$
(109,264)
Other comprehensive income (loss) before
reclassifications
33,601
(901)
810
460
33,970
Amounts reclassified from AOCI
—
584
(104)
—
480
Related tax amounts
—
60
(150)
(106)
(196)
Balance at September 30, 2020 $
(55,036)
$
(17,620)
$
1,704
$
(4,058)
$
(75,010)
Defined Unrealized
Currency Benefit Gain (Loss) in
Translation Pension Available-for- Derivative
Adjustments Plans Sale Securities Instruments Total
Balance at December 31, 2020 $
(2,875)
$
(23,467)
$
3,342
$
(3,598)
$
(26,598)
Other comprehensive (loss) income before
reclassifications
(29,207)
1,009
(489)
1,883
(26,804)
Amounts reclassified from AOCI
—
2,423
(3,259)
—
(836)
Related tax amounts
—
(839)
787
(433)
(485)
Balance at September 30, 2021 $
(32,082)
$
(20,874)
$
381
$
(2,148)
$
(54,723)
Balance at December 31, 2019 $
(44,568)
$
(34,533)
$
1,251
$
(320)
$
(78,170)
Other comprehensive (loss) income before

reclassifications
(10,468)
(409)
802
(4,855)
(14,930)
Amounts reclassified from AOCI
—
25,550
(229)
—
25,321
Related tax amounts
—
(8,228)
(120)
1,117
(7,231)
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

Measurements at September 30, 2021
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance $
2,135
$
—
$
2,135
$
—
Total $
2,135
$
—
$
2,135
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
2,789
$
4,672
$
2,789
$
4,672
The following table presents the net unrealized loss deferred to AOCI:
September 30,

December 31,
2021 2020
Derivatives designated as cash flow hedges:
Interest rate swaps AOCI $
2,148
$
3,598
$
2,148
$
3,598
The following table presents the net loss reclassified from AOCI to earnings:
Three Months Ended Nine Months Ended
September 30,

September 30,

2021 2020 2021 2020
Amount and location of expense reclassified
from AOCI into expense (effective portion) Interest expense, net $
(672)
$
(640)
$
(1,974)
$
(1,105)
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

As of September 30, 2021, ACP believes it is close to meeting the conditions for
closure of the groundwater treatment system, but continues to operate this system while in discussions with the relevant authorities.

As of September 30, 2021, the Company believes that the range of potential

-known liabilities associated with the balance of the ACP
water remediation program is approximately $
0.1

million to $
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

During the three and nine months ended September 30, 2021, there have been no significant
changes to the facts or circumstances of this previously disclosed matter,

aside from on-going claims and routine payments associated
with this litigation.

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

During the three and
nine months ended September 30, 2021, there have been no significant changes to the facts or circumstances of these previously
disclosed matters, aside from on-going monitoring and maintenance activities and routine payments associated with each of the sites.

The Company continually evaluates its obligations related to such matters,

and based on historical costs incurred and projected costs
to be incurred over the next 28 years, has estimated the present value range of costs for all of the Houghton environmental matters,

on
a discounted basis, to be between approximately $
5.5

million and $
6.5

million as of September 30, 2021, for which $
5.7

million was
accrued within other accrued liabilities and other non-current liabilities on the Company’s Condensed

Consolidated Balance Sheet as
of September 30, 2021.

Comparatively, as of December

31, 2020, the Company had $
6.0

million accrued for with respect to these
matters.
The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that
it has made adequate accruals for costs associated with other environmental problems of which it is aware.

Approximately $
0.3
million and $
0.1

million was accrued as of September 30, 2021 and December 31, 2020,

respectively, to provide for

such anticipated
future environmental assessments and remediation costs.

The Company previously disclosed in its 2020 Form 10-K that during the fourth quarter of 2020, one of the Company’s
subsidiaries received a notice of inspection from a taxing authority in a country where certain of its subsidiaries operate which related to a non-income (indirect) tax that may be applicable to certain products the subsidiary sells.

During the third quarter of 2021, the
Company’s subsidiary received

notice from the taxing authority that the inspection was closed, with no tax assessment issued.

Based
on this development, during the third quarter of 2021, the Company reversed its previously recorded $
1.8

million liability related to
this matter.

The Company also reversed the associated $
1.1

million indemnification receivable, as the asserted tax liability in part
related to a Houghton entity acquired in the Combination and for the periods prior to the Combination, for which the Company would be indemnified by Houghton’s

former owners.

Based on all available information as of the date of this Report, the Company does not anticipate further tax inspection or liabilities related to this matter to be asserted by the taxing authority.

During the first half of 2021, one of the Company’s

Brazilian subsidiaries received a notice that it had prevailed on an existing legal claim in regard to certain non-income (indirect) taxes that had been previously charged and paid.

The matter specifically relates
to companies’ rights to exclude the state tax on goods circulation (a valued-added-tax

or
VAT equivalent, known in Brazil as “ICMS”)
from the calculation of certain additional indirect taxes (specifically the program of social integration (“PIS”) and contribution for the
financing of social security (“COFINS”)) levied by the Brazilian States on the sale of goods.

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

As a result of these court rulings, during the second quarter of 2021, the

Company recognized
non-income tax credits of
67.0

million BRL or approximately $
13.3

million, which included approximately $
8.4

million for the PIS
and COFINS tax credits as well as interest on these tax credits of $
4.9

million.

The tax credits to which the Company’s Brazilian
subsidiaries are entitled are claimable once registered with the

Brazilian tax authorities.

The Company submitted its formal claim for
tax credits in October 2021.

These tax credits can be used to offset future Brazilian federal taxes and the Company currently
anticipates using the full amount of credits during the five year period of time permitted.

During the third quarter of 2021, the
Brazilian Supreme Court ruled that interest income to which companies are entitled for matters such as this claim should not be
taxable, which resulted in a reduction to the estimated income tax expense associated with the tax credits recorded.

In connection with obtaining regulatory approvals for the Combination,

certain steel and aluminum related product lines of
Houghton were divested on August 1, 2019. In July 2021, the entity that acquired these divested product lines submitted an
indemnification claim for certain alleged breaches of representation made by Houghton in the agreement pursuant to which such assets
had been divested.

The Company and the acquirer have agreed to extend the period for a possible negotiated resolution of this claim
through November 30, 2021 so that both parties can evaluate the other’s positions with respect to the subject matters of the claim.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
(Unaudited)
26
The Company is evaluating the merits of the alleged losses in the indemnification claim received.

As of the date of this Report, the
Company does not believe it is reasonably possible to determine or quantify any possible exposure.

During the third quarter of 2021, two of the Company’s

locations suffered property damages as a result of flooding and fire.

The
Company maintains property insurance for all of its facilities globally.

In Conshohocken, Pennsylvania, the Company’s

global
headquarters as well as its laboratory experienced property damages as a result of flooding from Hurricane Ida.

Also, one of the
Company’s North American

production facilities in its Global Specialty Businesses segment experienced an electrical fire that
resulted in damage and the temporary shutdown of production,

and also required remediation, cleaning and subsequent restoration.

The Company, its insurance

adjuster and insurance carrier are actively managing the remediation and restoration activities associated
with these events and at this time the Company has concluded, based on all available information and discussions with its insurance
adjuster and insurance carrier, that the losses incurred

during the third quarter of 2021 will be covered under the Company’s property
insurance coverage, net of an aggregate deductible of $
2.0

million.

The Company has received advance payments from its insurers of
$
1.0

million and has recorded an insurance receivable associated with these events

(and a gain on insurance recoveries for losses
incurred) of $
1.7

million as of September 30, 2021.

The Company and its insurance carrier are in early stages of reviewing the impact of the electrical fire on the production facility’s

operations as it relates to a potential business interruption insurance claim; however, as of the date of this Report, the Company cannot reasonably estimate any probable amount of business interruption insurance claim
recoverable, therefore the Company has not recorded a gain contingency for a possible business interruption insurance claim as of
September 30, 2021.
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
(“Houghton”) (herein referred to as the “Combination”) on August 1, 2019.

Throughout the Report, all figures presented, unless
otherwise stated, reflect the results of operations of the combined company for the three and nine months ended September 30, 2021
and 2020.
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
The Company’s third quarter

results were highlighted by record net sales as well as the on-going execution of integration
activities and synergy realization, but these positive

financial impacts were partially offset by continued raw material cost headwinds
and global supply chain pressures.

Specifically, net sales of $449.1

million in the third quarter of 2021 increased 22% compared to
$367.2 million in the third quarter of 2020, primarily due to higher volumes of approximately 10%, including additional net sales from
acquisitions of 4%, increases from selling price and product mix of approximately 10% and the positive impact from foreign currency translation of 2%.

The increase in sales volumes compared to the third quarter of 2020 was primarily a result of continued market
share gains and the year-over-year improvement

in end market conditions since the beginning of the COVID-19 pandemic.

The
increase in selling price and product mix is primarily the result of the Company’s price increases implemented

during 2021 to help
offset the unprecedented increases in raw material

costs the Company has experienced throughout 2021.

The Company’s current
quarter gross margin of 32.3% declined sequentially

compared to 35.5% in the second quarter of 2021

which, as the Company had
expected,

was lower than the 38.2% in the prior year third quarter,

driven by the continued increase in raw material costs and logistics pressures.
The Company had net income in the third quarter of 2021 of $31.1 million, or $1.73 per diluted share, compared to a third quarter
of 2020 net income of $27.3 million, or $1.53 per diluted share.

The current quarter results reflect the gross margin headwinds noted
above while the prior year third quarter net income was affected by the COVID-19 pandemic and its impact on the global economy,
including most of the Company’s

end customers.

Excluding non-recurring items including costs associated with the Combination

and
other non-core items in each period, the Company’s

third quarter of 2021 non-GAAP earnings per diluted share were $1.63 compared to $1.56 in the prior year third quarter.

The Company’s current quarter adjusted

EBITDA of $66.2 million increased 3% compared to
$63.9 million in the third quarter of 2020 primarily due to the significant increase in net sales quarter-over-quarter as well as higher realized cost synergies from the Combination and foreign

currency transaction gains in the current quarter compared to foreign currency transaction losses in the third quarter of 2020, partially offset by lower gross margins driven by higher raw material costs and the impacts of disruptions in the global supply chain experienced in 2021 as well as higher selling, general and administrative
expenses (“SG&A”) including the impact

of higher sales on direct selling expenses and additional SG&A from recent acquisitions.

The Company estimates that it realized cost synergies associated with the Combination of approximately $19 million during the third
quarter of 2021 compared to approximately $17 million during the third quarter of 2020.

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

All four segments had higher net sales compared to the third quarter of 2020 reflecting the continued
rebound in 2021 from the negative impacts

of COVID-19 on the Company’s

end markets during 2020 as well as continued success of
taking market share in each of the Company’s

segments during the third quarter of 2021.

All of the Company’s segments benefited
from higher organic sales volumes,

which excludes the benefits of recent acquisitions, as compared to the prior year quarter, additional
net sales from acquisitions, the positive impact from foreign currency translation due to the strengthening of most major currencies against the U.S. dollar, and from increases in

selling price and product mix.

As reported, the Company’s Americas and

EMEA
segment operating earnings were higher compared to the third quarter of 2020 reflecting the increase in net sales including the benefits
of acquisitions; however, all of the Company’s

segment’s operating earnings were negatively

impacted by the unprecedented raw
material cost increases and the impacts of disruptions in the global supply chain that continued throughout the third quarter of 2021 as well as higher SG&A which were a result of an increase in direct selling expenses associated with year-over-year inflation increases
and increases due to the increase in net sales as well as the lower levels of prior year SG&A as a result of temporary cost saving
measures implemented in response to COVID-19.

Quaker Chemical Corporation
Management’s Discussion and Analysis

The Company had a net operating cash flow of $2.5 million in the first nine months of 2021 as compared to net operating cash
flow of $112.0 million in the first nine

months of 2020.

The decrease in net operating cash flow year-over-year was primarily driven by a significant change in working capital compared to the prior year,

mainly increases in accounts receivable, due to higher net sales and inventory, due to

higher costs as well as building inventories in response to global supply chain and logistics pressures.

The key
drivers of the Company’s operating

cash flow and working capital are further discussed in the Company’s

Liquidity and Capital
Resources section of this Item, below.
Overall, the Company’s third

quarter results were good, despite being negatively impacted by the automotive semiconductor
shortage and continued supply chain challenges.

Increases in net sales in all segments were driven by the continued year-over

-year
improvement in the Company’s

end-markets and increased customer demand from lower levels experienced during 2020 as a result of
COVID-19; however, each segment was negatively

impacted by the significant escalation of raw material costs as well as higher
SG&A.

While sequential operating performance as compared to the second quarter of 2021 was slightly lower, continued strong
customer demand in the third quarter of 2021 coupled with on-going market share gains and the execution of integration activities and synergy realization helped offset the negative

impacts from the continued escalation of raw material costs and continued supply chain
pressures.

As the Company looks to the rest of 2021, it expects gross margins to continue to be challenged by increased raw material costs and supply chain headwinds, although it also expects to have sequential improvement in product margins from current quarter levels
as it continues to implement price increases.

In addition, although the Company expects customer demand for most of its businesses to remain strong, it also anticipates some near-term headwinds due to the power restrictions in China, the global semiconductor shortages in the automotive industry,

and some seasonality trends which the Company typically experiences in the last quarter of the
year.

Looking ahead to 2022, the Company expects another strong year with net sales and earnings growth to be above normal long-
term trends as the Company expects good growth in end markets, continued

market share gains and higher gross margins as pricing
initiatives catch up from the lag experienced in 2021 due to significant raw material inflation.
On-going impact of COVID-19
The global outbreak of COVID-19 has negatively impacted all locations where the Company does business.

Although the
Company has now operated in this COVID-19 environment for

over a year, the full extent of the outbreak and related

business
impacts continue to remain uncertain and volatile, and therefore the full extent to which COVID-19 may impact the Company’s

future
results of operations or financial condition is uncertain.

This outbreak has significantly disrupted the operations of the Company

and
those of its suppliers and customers.

During the pandemic, the Company has experienced volume declines and lower net sales as
compared to pre-COVID-19 levels, as further described in this section.

Management continues to monitor the impact that the
COVID-19 pandemic is having on the Company,

the overall specialty chemical industry and the economies and markets in which the
Company operates.

Given the continuously evolving global developments with respect to this pandemic,

the Company cannot, as of
the date of this Report, reasonably estimate the magnitude or the full extent of the impact to its future results of operations or to the
ability of it or its customers to resume more normal operations, even as certain restrictions are lifted.

The prolonged pandemic and
resurgences

of the outbreak including as new variants continue to emerge,

and continued restrictions on day-to-day life and business
operations may result in volume declines and lower net sales in future periods.

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

The Company’s third
quarter of 2021 showed year-over-year

improvement from the prior year third quarter and continued a trend of gradual volume
improvement which began in the second half of 2020.

The Company continues to expect that the impact from COVID-19 will gradually improve subject to the effective containment

of the virus and its variants and successful distribution and acceptance of the

Quaker Chemical Corporation
Management’s Discussion and Analysis

available vaccines.

However, the incidence of reported cases of COVID-19

or a variant in several geographies where the Company
has significant operations remains high and continues to evolve and it remains highly uncertain as to how long the global pandemic
and related economic challenges will last and when our customers’ businesses will recover to pre-COVID-19 levels.

The Company
took various actions to temporarily conserve cash and reduce costs since the onset of the pandemic and these temporary initiatives
were designed and implemented so that the Company could successfully manage through the challenging COVID-19 situation while
continuing to protect the health of its employees, meet customers’ needs,

maintain the Company’s long-term competitive

advantages
and above-market growth, and enable it to continue to effec

tively integrate Houghton.

While the actions taken to date to protect our
workforce, to continue to serve our customers with excellence and to conserve cash and reduce costs, have been effective thus far,
further actions to respond to the pandemic and its effects may be necessary as conditions continue to evolve.
Liquidity and Capital Resources
At September 30, 2021, the Company had cash, cash equivalents and restricted cash of $141.4 million.

Total cash, cash
equivalents and restricted cash was $181.9 million at December

31, 2020.

The $40.5 million decrease in cash, cash equivalents and
restricted cash was the net result of approximately $30.1 million of cash used in investing activities, $10.5 million of cash used in financing activities, and a $2.5 million negative impact due to the effect of foreign currency translation,

partially offset by $2.5 million
of cash provided by operating activities.
Net cash flows provided by operating activities were $2.5 million in the first nine months of 2021 compared to $112.0 million in
the first nine months of 2020.

The decrease in net operating cash flows of $109.5 million was primarily driven by a significant change
in working capital.

The significant increase in current year net sales resulted in a large increase in accounts receivable in the first nine
months of 2021 as compared to accounts receivable being a cash inflow in the prior year as sales and the associated accounts
receivables significantly declined during the first nine months of 2020 due to the negative impact from COVID-19.

In addition, the
Company has experienced an increase in inventory in the first nine months of 2021 as a result of continued rising raw material costs as well as a build in inventory to ensure the Company has appropriate stock to meet customer demands in response to ongoing stress on
the global supply chain.

In addition, the Company had higher cash dividends received from its associated companies in the first nine
months of 2020, primarily due to $5.0 million received from the Company’s joint venture in Korea with no similar dividend received
in the first nine months of 2021 related to the timing of dividends received.
Net cash flows used in investing activities were $30.1 million in the first nine months of 2021 compared to $15.3 million in the
first nine months of 2020.

This increase in cash outflows was driven by higher cash payments related to acquisitions during the first
nine months of 2021, including $25.0 million for certain assets related to tin-plating solutions primarily for steel end markets.

These
higher cash outflows were partially offset by cash proceeds

of approximately $14.7 million from the disposition of assets, which includes the sale of certain held-for-sale real property assets related to the Combination.

Capital expenditures were relatively
consistent at $12.8 million in the first nine months of 2021 compared to $12.2 million in the first nine months of 2020.

Net cash flows used in financing activities were $10.5 million in the first nine months of 2021 compared to $65.1 million in the
first nine months of 2020.

The decrease in net cash flows used in financing activities of $54.6 million was primarily driven an
increase in borrowings in the current year under the Company’s revolving credit facility compared to repayments in the prior year which was primarily driven by the significant working capital investment in the current year described above.

In addition, the
Company paid $21.2 million of cash dividends during the first nine months of 2021, a $0.7 million or 3% increase in cash dividends
compared to the prior year.

Finally, during the first nine

months of 2020, the Company used $1.0 million to purchase the remaining noncontrolling interest in a South Africa affiliate.

Prior to this buyout,

this South Africa affiliate made a distribution to the prior noncontrolling affiliate shareholder of approximately

$0.8 million in the first nine months of 2020.

There were no similar
noncontrolling interest activities in the first nine months of 2021.
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

The
weighted average interest rate incurred on the outstanding borrowings under the Credit Facility during both the first nine months of
2021 and as of September 30, 2021 was approximately 1.6%.

In addition to paying interest on outstanding principal under the Credit
Facility, the Company

is required to pay a commitment fee ranging from 0.2% to 0.3% depending on the Company’s consolidated net
leverage ratio to the lenders under the Revolver in respect of the unutilized commitments thereunder.

Quaker Chemical Corporation
Management’s Discussion and Analysis

The Credit Facility is subject to certain financial and other covenants.

The Company’s initial consolidated net

debt to
consolidated adjusted EBITDA ratio could not exceed 4.25 to 1,

with step downs in the permitted ratio over the term of the Credit
Facility.

As of September 30, 2021,

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

As of September 30, 2021,
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

based on the Company’s consolidated

net leverage ratio.

At the time the
Company entered into the swaps, and as of September 30, 2021, the aggregate interest rate on the swaps, including the fixed base rate plus an applicable margin, was 3.1%.

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

Facility.

As of September 30, 2021, the Company had Credit Facility borrowings outstanding of $888.6 million.

As of December 31,
2020, the Company had Credit Facility borrowings outstanding of $887.1 million.

The Company has unused capacity under the
Revolver of approximately $197 million, net of bank letters of credit of approximately $4 million, as September 30, 2021.

The
Company’s other debt obligations

are primarily industrial development bonds, bank lines of credit and municipality-related loans,
which totaled $12.1 million as of both September 30, 2021 and December

31, 2020.

Total unused capacity under

these arrangements
as of September 30, 2021 was approximately $39 million.

The Company’s total net debt as of September

30, 2021 was $759.3
million.
The Company estimates that it realized cost synergies in the first nine months of 2021 of approximately $56 million compared to
approximately $40 million in the first nine months of 2020.

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

1.3 times its total anticipated 2022 cost synergies of $80
million.

A significant portion of these costs were already incurred in 2019, 2020 and the first nine months of 2021, but the Company
expects to continue to incur such costs throughout the remainder of 2021 and into 2022.

The Company incurred $13.6 million of total
Combination, integration and other acquisition-related expenses in the first nine months of 2021, which includes $0.7 million of
accelerated depreciation and is net of a $5.4 million gain on the sale of certain held-for-sale real property assets, described in the

Non-
GAAP Measures section of this Item below.

Comparatively, in the first nine months

of 2020, the Company incurred $23.4 million of
total Combination, integration and other acquisition-related expenses

,

including $0.8 million of accelerated depreciation, described in the Non-GAAP Measures section of this Item below.

The Company had aggregate net cash outflows of approximately $20.0 million
related to the Combination, integration and other acquisition-related expenses during the first nine months of 2021 as compared to
$20.9 million during the first nine months of 2020.

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

Quaker Chemical Corporation
Management’s Discussion and Analysis

into 2022 and estimates that the anticipated cost synergies

realized under the QH Program will approximate one-times restructuring costs incurred.

The Company made cash payments related to the settlement of restructuring liabilities under the QH Program during
the first nine months of 2021 of approximately $4.6 million compared to $12.8 million in the first nine months of 2020.
In

the fourth quarter of 2018, the Company began the process of terminating its non-contributory U.S. pension plan (“the Legacy
Quaker U.S. Pension Plan”) and in this process, which was completed during the first quarter of 2020, the Company was required to fully fund the Legacy Quaker U.S. Pension Plan on a termination basis in the amount of approximately $1.8 million, subject to final
true up adjustments.

In the third quarter of 2020, the Company finalized the amount of liability and related annuity payments and
received a refund in premium of $1.6 million.

In addition, the Company recorded

a non-cash pension settlement charge at plan
termination of approximately $22.7 million in the first quarter of 2020.
As of September 30, 2021, the Company’s

gross liability for uncertain tax positions, including interest and penalties,

was $30.8
million.

The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position
liability.

However, should the entire liability be

paid, the amount of the payment may be reduced by up to $7.6 million as a result of offsetting benefits in other tax jurisdictions.

During the first nine months of 2021, the Company recorded $13.3 million of non-
income tax credits for certain of its Brazilian subsidiaries.

The Company expects to utilize these credits to offset

certain Brazilian
federal tax payments over approximately two years beginning in the fourth quarter of 2021.

See Note 19 of Notes to Condensed
Consolidated Financial Statements in Item 1 of this Report.
During the third quarter of 2021, two of the Company’s

locations suffered property damage as a result of flooding and fire.

The
Company maintains property insurance for all of its facilities globally.

The Company, its insurance

adjuster and insurance carrier are
actively managing the remediation and restoration activities associated with both of these events and at this time the Company has
concluded, based on all available information and discussions with its insurance adjuster and insurance carrier, that the losses incurred
during the third quarter of 2021 will be covered under the Company’s property insurance coverage, net of an aggregate deductible

of
$2.0 million.

The Company has received advance payments from its insurers of $1.0 million and has recorded an insurance receivable
associated with these events of $1.7 million as of September 30, 2021.

The Company and its insurance carrier are in early stages of reviewing the impact on operations as it relates to a potential business interruption insurance claim; however, as of the date of

this
report, the Company cannot reasonably estimate any probable amount of business interruption insurance claim recoverable, therefore the Company has not recorded a gain contingency for a possible business interruption insurance claim as of September 30, 2021.

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
GAAP earnings per diluted share.

The Company believes these non-GAAP financial measures provide meani ngful supplemental
information as they enhance a reader’s understanding

of the financial performance of the Company,

are indicative of future operating
performance of the Company,

and facilitate a comparison among fiscal periods, as the non-GAAP financial measures exclude items
that are not considered indicative of future operating performance or not considered core to the Company’s operations.

Non-GAAP
results are presented for supplemental informational purposes only and should not be considered a substitute for the financial
information presented in accordance with GAAP.

Quaker Chemical Corporation
Management’s Discussion and Analysis

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
measures.

Non-GAAP net income is calculated as adjusted EBITDA, defined above,

less depreciation and amortization, interest
expense, net, and taxes on income before equity in net income of associated companies, in each case adjusted, as applicable, for any
depreciation, amortization, interest or tax impacts resulting from the non

-core items identified in the reconciliation of net income
attributable to the Company to adjusted EBITDA.

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
Non-GAAP Operating Income and Margin Reconciliations
Three Months Ended Nine Months Ended
September 30, September 30,
2021 2020 2021 2020
Operating income $ 36,010 $ 34,859 $ 119,720 $ 24,653
Houghton combination, integration and other

acquisition-related expenses (a)
5,963 6,913 18,977 23,442
Restructuring and related charges (b) (880) 1,383 593 3,585
Fair value step up of acquired inventory sold (c) — — 801 226
CEO transition costs (d) 285 — 1,097 —
Inactive subsidiary's non-operating litigation costs (e) 320 — 613 —
Customer bankruptcy costs (f) — — — 463
Facility remediation costs, net (g) 1,490 — 1,490 —
Indefinite-lived intangible asset impairment (h) — — — 38,000
Non-GAAP operating income $ 43,188 $ 43,155 $ 143,291 $ 90,369
Non-GAAP operating margin (%) (p)
9.6% 11.8% 10.9% 8.8%

Quaker Chemical Corporation
Management’s Discussion and Analysis

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin
and Non-GAAP Net Income Reconciliations Three Months Ended Nine Months Ended
September 30, September 30,
2021 2020 2021 2020
Net income (loss) attributable to Quaker Chemical Corporation $ 31,058 $ 27,304 $ 103,243 $ (8,812)
Depreciation and amortization (a)(m) 21,542 21,022 66,334 63,764
Interest expense, net 5,637 6,837 16,725 22,109
Taxes on income (loss)

before equity in net income

of associated companies
795 2,245 26,702 (7,603)
EBITDA 59,032 57,408 213,004 69,458
Equity income in a captive insurance company (i) (108) (542) (4,071) (697)
Houghton combination, integration and other

acquisition-related expenses (a)
5,786 6,913 12,871 22,679
Restructuring and related charges (b) (880) 1,383 593 3,585
Fair value step up of acquired inventory sold (c) — — 801 226
CEO transition costs (d) 285 — 1,097 —
Inactive subsidiary's non-operating litigation costs (e) 320 — 613 —
Customer bankruptcy costs (f) — — — 463
Facility remediation costs, net (g) 2,019 — 2,019 —
Indefinite-lived intangible asset impairment (h) — — — 38,000
Pension and postretirement benefit (income) costs,

non-service components (j)
(343) (1,375) (596) 22,491
Brazilian non-income tax credits (k) — — (13,293) —
Currency conversion impacts of hyper-inflationary economies (l) 58 154 336 278
Adjusted EBITDA
$ 66,169 $ 63,941 $ 213,374 $ 156,483
Adjusted EBITDA margin (%) (p) 14.7% 17.4% 16.2% 15.2%
Adjusted EBITDA
$ 66,169 $ 63,941 $ 213,374 $ 156,483
Less: Depreciation and amortization - adjusted (a)
21,365 21,022 65,616 63,002
Less: Interest expense, net
5,637 6,837 16,725 22,109
Less: Taxes on income

before equity in net income

of associated companies - adjusted (a)(o)
9,765 8,337 31,277 15,473
Non-GAAP net income
$ 29,402 $ 27,745 $ 99,756 $ 55,899

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations Three Months Ended Nine Months Ended
September 30, September 30,
2021 2020 2021 2020
GAAP earnings (loss) per diluted share attributable to
Quaker Chemical Corporation common shareholders $ 1.73 $ 1.53 $ 5.76 $ (0.50)
Equity income in a captive insurance company

per diluted share (i)
(0.01) (0.03) (0.23) (0.04)
Houghton combination, integration and other

acquisition-related expenses per diluted share (a)
0.26 0.30 0.58 1.03
Restructuring and related charges per diluted share (b) (0.04) 0.06 0.03 0.15
Fair value step up of acquired inventory sold per diluted share (c) — — 0.03 0.01
CEO transition costs per diluted share (d) 0.01 — 0.05 —
Inactive subsidiary's non-operating litigation costs per

diluted share (e)
0.02 — 0.03 —
Customer bankruptcy costs per diluted share (f) — — — 0.02
Facility remediation costs, net, per diluted share (g) 0.09 — 0.09 —
Indefinite-lived intangible asset impairment per diluted share (h) — — — 1.65
Pension and postretirement benefit (income) costs,

non-service components per diluted share (j)
(0.02) (0.06) (0.03) 0.83
Brazilian non-income tax credits per diluted share (k) (0.04) — (0.48) —
Currency conversion impacts of hyper-inflationary

economies per diluted share (l)
0.00

0.01 0.02 0.02
Impact of certain discrete tax items per diluted share (m) (0.37) (0.25) (0.29) (0.02)
Non-GAAP earnings per diluted share (q) $ 1.63 $ 1.56 $ 5.56 $ 3.15
(a)
Houghton combination, integration and other acquisition-related expenses include certain legal, financial, and other advisory and consultant costs incurred in connection with post-closing integration activities including internal control readiness and
remediation.

These

costs are not indicative of the future operating performance of the Company.

Approximately $0.2 million
and $0.7 million in the three and nine months ended September 30, 2021, respectively,

and approximately $0.3 million and $1.5
million in the three and nine months ended September 30, 2020, respectively,

of these pre-tax costs were considered non-
deductible for the purpose of determining the Company’s

effective tax rate, and, therefore, taxes on income before equity in net
income of associated companies - adjusted reflects the impact of these items.

During the three and nine months ended September
30, 2021, the Company recorded $0.2 million and $0.7 million, respectively,

of accelerated depreciation related to certain of the
Company’s facilities compared

to $0.8 million during the nine months ended September 30, 2020, which is included in the
caption “Houghton combination, integration and other acquisition-related expenses” in the reconciliation of operating income to
non-GAAP operating income and included in the caption “Depreciation and amortization” in the reconciliation of net income
(loss) attributable to the Company to EBITDA, but excluded from the caption

“Depreciation and amortization - adjusted” in the
reconciliation of adjusted EBITDA to non-GAAP net income attributable to the Company.

During the nine months ended
September 30, 2021, the Company recorded a $5.4 million gain on the sale of certain held-for-sale real property assets related to
the Combination which is included in the caption “Houghton combination,

integration and other acquisition-related expenses” in
the reconciliation of GAAP earnings (loss) per diluted share attributed to Quaker Chemical Corporation common shareholders to
Non-GAAP earnings per diluted share as well as the reconciliation of net income (loss) attributable to Quaker Chemical
Corporation to Adjusted EBITDA and Non-GAAP net income.

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

This increase to COGS is not indicative of the future operating performance of the Company.

Quaker Chemical Corporation
Management’s Discussion and Analysis

(d)
CEO transition costs represent the costs related to the Company’s search and hiring of a new CEO in connection with the
previously announced executive transition planned for the end of 2021.

These expenses are not indicative of the future operating
performance of the Company.

(e)
Inactive subsidiary’s non

-operating litigation costs represents the charges incurred by an inactive subsidiary of the Company and
are a result of the termination of restrictions on insurance settlement reserves as previously disclosed in the Company’s 2020
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

These expenses are not indicative of the future operating performance of the Company.
(g)
Facility remediation costs, net, presents the gross costs associated with remediation,

cleaning and subsequent restoration costs
associated with the property damages to certain of the Company’s facilities, net of insurance recoveries received.

These charges
are non-recurring and are not indicative of the future operating performance

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
(j)
Pension and postretirement benefit (income) costs, non-service components represent the pre-tax, non-service component of the
Company’s pension and postretirement

net periodic benefit cost in each period.

These costs are not indicative of the future
operating performance of the Company.

The amount in the nine months ended September 30, 2020 includes the $22.7 million
settlement charge for the Company’s

termination of the Legacy Quaker U.S. Pension Plan.

See Note 9 of Notes to Condensed
Consolidated Financial Statements, which appears in Item 1 of this Report.
(k)
Brazilian non-income tax credits represent indirect tax credits related to certain of the Company’s Brazilian subsidiaries
prevailing in a legal claim as well as the Brazilian Supreme Court ruling on these non-income tax matters.

The third quarter of
2021 impact to Non-GAAP earnings per diluted share reflects the tax only adjustment related to the Brazilian Supreme Court
ruling on the taxability of interest income.

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

U.S. GAAP.

During the three
and nine months ended September 30, 2021 and 2020, the Company incurred non-deductible, pre-tax charges related to the
Company’s Argentine

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

Asia/Pacific subsidiaries, the one-time deferred tax benefit recorded on the transfer of additional intangible assets between the Company’s subsidiaries as well as the offsetting impact and amortization of a
deferred tax benefit the Company recorded in the fourth quarters of

2019 and 2020 related to a similar intercompany intangible
asset transfer.

See Note 11 of Notes to Condensed Consolidated Financial

Statements, which appears in Item 1 of this Report.

(n)
Depreciation and amortization for the three and nine months ended

September 30, 2021 includes approximately $0.3 million and
$0.9 million, respectively,

and for the three and nine months ended September 30, 2020 includes $0.2 million and $0.9 million,
respectively, of

amortization expense recorded within equity in net income of associated companies in the Company’s Condensed
Consolidated Statements of Operations, which is attributable to the amortization of the fair value step up for the Company’s

50%
interest in a Houghton joint venture in Korea as a result of required purchase accounting.

Quaker Chemical Corporation
Management’s Discussion and Analysis

(o)
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

Houghton combination, integration and other
acquisition-related expenses described in (a) resulted in incremental taxes of $1.4 million and $3.1 million during the three and
nine months ended September 30, 2021, and $1.7

million and $5.1 million during the three and nine months ended September 30,
2020,

respectively.

Restructuring and related charges described in (b) resulted in a tax benefit of $0.2 million and incremental
taxes of $0.1 million during the three and nine months ended September

30, 2021, respectively, and

$0.4 million and $0.9

million
for the three and nine months ended September 30, 2020, respectively.

Fair value step up of acquired inventory sold described in
(c) resulted in incremental taxes of $0.2 million during the nine months ended September 30, 2021 and less than $0.1 million
during

the nine months ended September 30, 2020.

CEO transition expenses described in (d) resulted in incremental taxes of $0.1 million and $0.3 million during the three and nine months ended September

30, 2021, respectively.

Inactive subsidiary litigation
described in (e) resulted in incremental taxes of $0.1 million and approximately

$0.2 million during the three and nine months
ended September 30, 2021, respectively.

Customer bankruptcy costs described in (f) resulted in incremental taxes of $0.1 million during the nine months ended September 30, 2020.

Facility fire and flood remediation costs described in (g) resulted in incremental taxes of $0.5 million in each of the three and nine months ended September 30, 2021.

Indefinite-lived intangible
asset impairment described in (h) resulted in incremental taxes of $8.7 million during the nine months ended September 30, 2020.

Pension and postretirement benefit (income) costs, non-service components described in (j) resulted in a tax benefit of
approximately $0.1 million during each of the three and nine months ended September 30, 2021,

and a reduction of taxes of $0.3
million and incremental taxes of $7.7 million for the three and nine months ended September 30, 2020, respectively.

Brazilian
non-income tax credits described in (k) resulted in incremental taxes of approximately $0.6 million and a tax benefit of $4.7
million during the three and nine months ended September 30, 2021.

Tax impact of certain discrete

items described in (m) above
resulted in a tax benefit of approximately $6.5 million and $5.1 million during three and nine months ended September 30, 2021,
respectively, and resulted

in a tax benefit of $4.5 million and $0.4 million for the three and nine months ended

September 30,
2020,

respectively.
(p)
The Company calculates adjusted EBITDA margin

and non-GAAP operating margin as the percentage of adjusted EBITDA

and
non-GAAP operating income to consolidated net sales.
(q)
The Company calculates non-GAAP earnings per diluted share as non

-GAAP net income attributable to the Company per
weighted average diluted shares outstanding using the “two-class share method”

to calculate such in each given period.

Off-Balance Sheet Arrangements
The Company had no material off-balance sheet items, as defined under Item 303(a)(4) of Regulation S-K as of September 30,
2021.

The Company’s only off-balance

sheet items outstanding as of September 30, 2021 represented approximately

$7 million of
total bank letters of credit and guarantees.

The bank letters of credit and guarantees are not significant to the Company’s liquidity or
capital resources.

See Note 15 of Notes to Condensed Consolidated Financial Statements in Item 1 of

this Report.

Operations
Consolidated Operations Review – Comparison of the Third

Quarter of 2021 with the Third Quarter of 2020
Net sales were $449.1 million in the third quarter

of 2021

compared to $367.2 million in the third quarter of 2020.

The net sales
increase of approximately $81.8 million or 22% quarter-over-quarter was primarily due to higher sales volumes of 10%, which
includes additional net sales from recent acquisitions of 4%, increases from selling price and product mix of 10% and the positive
impact of foreign currency translation of 2%.

The increase in organic sales volumes compared to the third quarter of 2020 was
primarily the result of the continued year-over-year

improvement in end market conditions and continued market share gains realized in the current quarter.

Sales from acquisitions is driven by the Company’s

acquisition of Coral Chemical Company (“Coral”) in
December 2020 as well as the tin-plating solutions business acquired in February 2021.

The increase from selling price and product
mix includes the impact of current year selling price increases implemented in response to the increases in raw material costs
experienced in 2021.

The positive impact from foreign currency translation is primarily the result of the strengthening of the Chinese
renminbi,

euro, and Mexican peso against the U.S. dollar quarter-over-quarter.
COGS were $303.9 million in the third quarter of 2021 compared to

$227.0 million in the third quarter of 2020.

The increase in
COGS of 34% was driven by the associated COGS on the increase in net sales described above and continued increases in the
Company’s global raw material costs compared

to the prior year quarter and the impacts of supply constraints in the current year.
Gross profit in the third quarter of 2021 of $145.1 million increased $4.9 million or approximately 4% from the third quarter of
2020, due primarily to the increase in net sales noted above.

The Company’s reported

gross margin in the third quarter of 2021 was
32.3%

compared to 38.2% in the third quarter of 2020.

The lower current quarter gross margin is driven by significant raw material cost increases that began in the fourth quarter of 2020 and have continued throughout

2021 and the impacts of constraints on the
world’s global supply

chain.

Quaker Chemical Corporation
Management’s Discussion and Analysis

SG&A in the third quarter of 2021 increased $7.2 million compared to the third quarter of 2020 due primarily to the impact of
sales increases on direct selling costs, year-over-year

inflation increases,

additional SG&A from recent acquisitions and higher SG&A
due to foreign currency translation, partially offset by

lower incentive compensation quarter-over-quarter as well as the benefits of additional realized cost savings associated with the Combination quarter-over-quarter.

In addition, SG&A was lower in the prior year
period as a result of temporary cost saving measures the Company implemented in response to COVID-19.

While the Company
continues to manage costs during the on-going pandemic, it has incurred higher SG&A quarter-over-quarter as the

global economy
continues to gradually rebound.

The Company estimates that it realized cost synergies associated with the

Combination of
approximately $19 million during the third quarter of 2021 compared to approximately $17 million during the third quarter of 2020.
During the third quarter of 2021 and 2020, the Company incurred $5.8 million and $6.9 million, respectively,

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
closures under this program,

net of adjustments to initial estimates for severance, of a credit of $0.8 million and expense $1.4 million
during the third quarters of 2021 and 2020, respectively.

See the Non-GAAP Measures section of this Item, above.
Operating income in the third quarter of 2021 was $36.0 million compared to $34.9 million in the third quarter of 2020.

Excluding Combination, integration and other acquisition-related expenses,

restructuring and related charges and other non-core
items, the Company’s current quarter

non-GAAP operating income was consistent at $43.2 million in each of the current quarter

and
the prior year quarter primarily due to the increase in net sales described above and the benefits from cost savings related to the
Combination offset by an increase in SG&A as well as the significant increases in raw material costs quarter-over-quarter.
The Company had other income, net, of $0.6 million in the third quarter of 2021 compared to other expense, net, of $0.2 million
in the third quarter of 2020.

The third quarter of 2021 included foreign currency transaction gains compared to foreign currency
transaction losses incurred in the prior year quarter.

In addition, the Company had lower non-service components of pension and postretirement benefit costs in the current quarter,

partially offset by higher losses on fixed asset disposals related to the events mentioned as facility remediation activities above.

See the Non-GAAP Measures section of this Item, above.
Interest expense, net, decreased $1.2 million compared to the third quarter of 2020 driven by lower current quarter borrowings
outstanding as a result of the additional revolver borrowings drawn down in March 2020 at the onset of the pandemic which were
subsequently repaid in September 2020 and, to a lesser extent, a slight decline in overall interest rates quarter-over-quarter.
The Company’s effective

tax rates for the third quarters of 2021 and 2020 were 2.6% and 8.1%, respectively.

The Company’s
lower current quarter effective tax rate is primarily driven by a one-time deferred tax benefit related to an intercompany intangible asset transfer, described in the Non-GAAP

measures section of this Item, above.

Comparatively, the prior

year third quarter effective
tax rate was impacted by the tax effect of certain one-time

items including benefits related to the impact of tax regulations and other changes in foreign tax credit valuation allowances, a change in a foreign subsidiary’s statutory rate and impacts related

to the
Combination.

Excluding the impact of these items as well as all other non-core items in each quarter,

described in the Non-GAAP
Measures section of this Item, above, the Company estimates that its third quarters of 2021 and 2020 effective tax rates would have
been approximately 25% and 24%, respectively.

The higher estimated current quarter tax rate was primarily driven by the impact of
changes in mix of earnings and provision to return adjustments in the prior period,

partially offset with a change in permanent
reinvestment assertions.
Equity in net income of associated companies decreased $1.0 million in the third quarter of 2021 compared to the third quarter of
2020, primarily due to lower current year quarter income from the Company’s interest in a captive insurance company as well as from
its 50% interest in a joint venture in Korea compared to the prior year quarter.

See the Non-GAAP Measures section of this Item,
above.

Net income attributable to noncontrolling interest was less than $0.1 million in both the third quarters of 2021 and 2020.
Foreign exchange positively impacted the Company’s

third quarter results by approximately 10% driven by the positive impact from foreign currency translation on earnings as well as foreign exchange transaction gains in the current year quarter as compared to foreign exchange transaction losses in the prior year third quarter.

Consolidated Operations Review – Comparison of the First Nine Months of 202

1

with the First Nine Months of 2020
Net sales were $1,314.1 million in the first nine months of 2021 compared to $1,031.8 million in the first nine months of 2020.

The net sales increase of $282.3 million or 27% period-over-period reflects a benefit from higher sales volumes of 18%, which
includes additional net sales from recent acquisitions of 4%, increases in selling price and product mix of 5%, and the positive impact from foreign currency translation of 4%.

The increase in sales volumes compared to the first nine months of 2020 was primarily due
to improved end market conditions from the prior year impacts of COVID-19 and continued market share gains.

Additional net sales

Quaker Chemical Corporation
Management’s Discussion and Analysis

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

COGS were $858.3 million in the first nine months of 2021 compared to

$660.4 million in the first nine months of 2020.

The
increase in COGS of 30% was driven by the associated COGS on the increase in net sales as described above, and the higher raw
material costs noted in the quarterly discussion.
Gross profit in the first nine months of 2021 increased $84.3 million or 23% from the first nine months of 2020, due primarily to
the increase in net sales described above.

The Company’s reported gross margin

in the first nine months of 2021 was 34.7%
compared to 36.0% in the first nine months of 2020.

The Company’s lower current year gross margin

was primarily due to the
significant raw material increases described in the third quarter discussion above.

SG&A in the first nine months of 2021 increased $34.8 million compared to the first nine months of 2020 due primarily to the
same drivers described in the third quarter discussion above.
During the first nine months of 2021 and 2020, the Company incurred

$18.3 million and $22.8 million, respectively,

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

The Company recorded restructuring and related charges of $0.6 million during the first nine months of 2021 compared to $3.6 million during the first nine months of 2020 under this program.

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

There was no similar impairment charges recorded during the first nine months of
2021.

Operating income in the first nine months of 2021 was $119.7 million compared to $24.7 million in the first nine months of 2020.

Excluding Combination, integration and other acquisition-related expenses,

restructuring and related charges, the non-cash indefinite-
lived intangible asset impairment charge, and other non

-core items, the Company’s

current year non-GAAP operating income of
$143.3 million increased compared to $90.4 million in the prior year period, primarily due to the increase in net sales described above and the continued benefits from cost savings related to the Combination

,

partially offset by higher SG&A and the negative impact of
significant increases in raw material costs due to constraints on the overall global supply chain.
The Company’s other

income, net, was $19.3 million in the first nine months of 2021 compared to other expense, net of $22.4
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
Interest expense, net, decreased $5.4 million in the first nine months of 2021 compared to the first nine months of 2020 driven by
lower current year borrowings outstanding as a result of the additional revolver borrowings drawn down in March 2020 at the onset of the pandemic as well as a decline in overall interest rates year-over-year,

as the weighted average interest rate incurred on borrowings under the Company’s credit

facility was approximately 1.6% during the first nine months of 2021 compared to approximately

2.2%
during the first nine months of 2020.
The Company’s effective

tax rates for the first nine months of 2021 and 2020 were an expense of 21.8% compared to a benefit of
38.3%, respectively.

The Company’s effective

tax rate for the nine months ended September 30, 2021 was impacted by certain

U.S.
tax law changes, the tax impact of certain non-income tax credits recorded by the Company’s Brazilian subsidiaries, and a deferred

tax
benefit related to an intercompany intangible asset transfer.

Comparatively,

the prior year first nine months effective tax rate was
impacted by the tax effect of certain one-time pre-tax losses as well as certain tax charges and benefits in the period including those
related to changes in foreign tax credit valuation allowances, tax law changes in a foreign jurisdiction, the tax impacts of the
Company’s termination

of its Legacy Quaker U.S. Pension Plan and the Houghton indefinite-lived trademarks and tradename
intangible asset impairment.

Excluding the impact of these items as well as all other non-core items in each year, described in the
Non-GAAP Measures section of this Item, above, the Company estimates that its first nine months of 2021 and 2020 effective tax
rates were relatively consistent at approximately 25% and 23%, respectively.

The year-over-year increase was largely

driven by the
impact of changes in pre-tax income levels on certain tax adjustments in each period and the mix of earnings,

as well as withholding
taxes on repatriations and provision to return adjustments in the prior period, partially offset with a change in permanent reinvestment

Quaker Chemical Corporation
Management’s Discussion and Analysis

assertions.

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
Equity in net income of associated companies increased $4.1 million in the first nine months of 2021 compared to the first nine
months of 2020, primarily due to higher current year earnings from the

Company’s interest in a captive insurance

company.

See the
Non-GAAP Measures section of this Item, above.

In addition, the Company had slightly higher earnings year-over-year from the
Company’s 50% interest in its joint

venture in Korea.
Net income attributable to noncontrolling interest was less than $0.1 million in both the first nine months of 2021 and 2020.
Foreign exchange positively impacted the Company’s

first nine months of 2021 results by approximately 6% driven by the positive impact from foreign currency translation on earnings as well as lower foreign exchange transaction losses in the current year
as compared to the prior year period.
Reportable Segments Review - Comparison of the Third

Quarter of 2021

with the Third Quarter of 2020
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

Other items not specifically identified with the Company’s

reportable
segments include interest expense, net, and other income (expense),

net.
Americas
Americas represented approximately 34% of the Company’s

consolidated net sales in the third quarter of 2021.

The segment’s
net sales were $150.8 million, an increase of $31.3 million or 26% compared to the third quarter of 2020.

Excluding sales from
acquisitions, the segment’s

net sales increase quarter-over-quarter of approximately 21% was driven by higher volumes of 9%, a
benefit in selling price and product mix of 10% and the positive impact of foreign currency translation of 2%.

The current quarter
organic volume increase was driven by the

continued improvement in end market conditions compared to the prior year quarter which
was impacted by COVID-19.

The increase in selling price and product mix is primarily driven by price increases implemented to help
offset the significant increases in raw material

and other input costs incurred during 2021.

The foreign exchange impact was primarily
driven by the strengthening of the Mexican peso against the U.S. dollar,

as this exchange rate averaged 20.02 in the third quarter of
2021 compared to 22.06 during the third quarter of 2020.

This segment’s operating earnings were

$31.3 million, an increase of $0.2
million or 1% compared to the third quarter of 2020.

The relatively consistent segment operating earnings quarter-over-quarter is the
net result of increases in net sales, described above, offset by lower gross margins driven by the continued raw material cost increases and global supply chain and logistics pressures coupled with higher

SG&A including an increase in direct selling costs associated with higher net sales, SG&A from acquisitions and an increase in SG&A as the prior year third quarter included temporary cost savings
measures implemented in response to the onset of the COVID-19 pandemic.
EMEA
EMEA represented approximately 27% of the Company’s

consolidated net sales in the third quarter of 2021.

The segment’s net
sales were $122.2 million, an increase of $28.3 million or 30% compared to the third quarter of 2020.

The increase in net sales was
driven by a benefit from selling price and product mix of 19%, increases in organic volumes of approximately 9%, the positive impact
of foreign currency translation of 1%, and additional net sales from acquisitions of

1%.

The increase in selling price and product mix
is primarily driven by price increases implemented to offset the significant increase in raw material and other input costs incurred during 2021.

The current quarter volume increase was driven by the continued improvement in end market conditions compared to
the prior year quarter which was heavily impacted by COVID-19.

The foreign exchange impact was primarily driven by the
strengthening of the euro against the U.S. dollar as this exchange rate averaged

1.18 in the third quarter of 2021 compared to 1.17 in
the third quarter of 2020.

This segment’s operating earnings were $20.2

million, an increase of $2.7 million or 16% compared to the
third quarter of 2020.

The increase in segment operating earnings reflects the higher net sales described above, partially offset by

Quaker Chemical Corporation
Management’s Discussion and Analysis

lower current quarter gross margins driven by the continued

raw material cost increases and global supply chain and logistics pressures as well as higher SG&A including increases in direct selling costs associated with higher net sales as well as increases as the
prior year third quarter included temporary cost savings measures implemented in response to the onset of the COVID-19 pandemic.
Asia/Pacific
Asia/Pacific represented approximately 22% of the Company’s

consolidated net sales in the third quarter of 2021.

The segment’s
net sales were $98.7 million, an increase of approximately $13.8 million or 16% compared to the third quarter of 2020.

The increase
in net sales quarter-over-quarter was driven by increases in volumes of 7%, the positive impact of foreign currency translation of 5%, increases from selling price and product mix of 3% and additional net sales from acquisitions of 1%.

The current quarter volume
increase was driven by the continued improvement in end market conditions compared to the prior year quarter which was impacted
by COVID-19.

The foreign exchange impact was primarily due to the strengthening of the Chinese renminbi against the U.S. dollar as
this exchange rate averaged 6.47 in the third quarter of 2021 compared to 6.92 in the third quarter of 2020.

This segment’s operating
earnings were $23.3 million, a decrease of $4.0 million or 15% compared to the third quarter of 2020.

The decrease in segment
operating earnings was largely driven by the continued

raw material cost increases and global supply chain and logistics pressures as well as higher direct selling costs associated with higher net sales.
Global Specialty Businesses
Global Specialty Businesses represented approximately 17% of the

Company’s consolidated net sales in the

third quarter of 2021.

The segment’s net sales were $77.4

million, an increase of $8.6 million or 12% compared to the third quarter of 2020.

Excluding net
sales from acquisitions, the segment’s

net sales would have increased 5% quarter-over-quarter

driven by increases in selling price and
product mix, including Norman Hay,

of 13% and the positive impact of foreign currency translation of 2% partially offset by volume
declines of 10%.

Both the changes in selling price and product mix and sales volumes were primarily driven by higher amounts of
shipments of a lower priced product in the Company’s

mining business in the prior year period.

The foreign exchange impact was a
result of similar strengthening of certain currencies in EMEA and

Americas as described above.

This segment’s operating earnings
were $20.7 million, a decrease of $0.5 million or 2% compared to the third quarter of 2020.

The decrease in segment operating
earnings was driven by the continued raw material cost increases and global supply chain and logistics pressures as well as higher
SG&A, including SG&A from acquisitions in the current year quarter.
Reportable Segments Review - Comparison of the First Nine months of 2021 with the First Nine months of 2020
Americas
Americas represented approximately 32% of the Company’s

consolidated net sales in the first nine months of 2021.

The
segment’s net sales were $425.3

million, an increase of $95.3 million or 29% compared to the first nine months of 2020.

The increase
in net sales was due to higher sales volumes of approximately

16%, additional net sales from acquisitions of 6% primarily resulting from Coral, benefits from selling price and product mix of 6%, and the positive impact of foreign currency translation of 1%.

The
current year volume increase was driven by the continued economic rebound from the COVID-19 slowdown that began in late March
and continued throughout the third quarter of 2020.

This segment’s operating earnings were $97.2

million, an increase of $26.6
million or 38% compared to the first nine months of 2020.

The increase in segment operating earnings reflects the higher net sales
described above, partially offset by lower gross margins

in the current year period coupled with higher SG&A, including SG&A from acquisitions primarily due to the same drivers as described in the third quarter discussion above.
EMEA
EMEA represented approximately 28% of the Company’s

consolidated net sales in the first nine months of 2021.

The segment’s
net sales were $365.5 million, an increase of $88.9 million or 32% compared to the first nine months of 2020.

The increase in net
sales was due to higher sales volumes of 15%, increases in selling price and product mix of 8%, the positive impacts from foreign
exchange translation of 7% and additional net sales from acquisitions of

2%.

The current year volume increase was driven by the
continued economic rebound from the COVID-19 slowdown.

The foreign exchange impact was primarily due to the strengthening of the euro and British pound against the U.S. dollar as these exchange rates averaged

1.20 and 1.39, respectively,

during the first nine
months of 2021 compared to 1.12 and 1.27, respectively,

during the first nine months of 2020.

This segment’s operating earnings
were $68.8 million, an increase of $22.5 million or 49% compared to the first nine months of 2020.

The increase in segment operating
earnings reflect the higher net sales described above partially offset lower gross margins in the current year period coupled with

higher
direct selling expenses on the increase in net sales primarily due to the same drivers as described in the third quarter discussion above.
Asia/Pacific
Asia/Pacific represented approximately 22% of the Company’s

consolidated net sales in the first nine months of 2021.

The
segment’s net sales were $286.9

million, an increase of $60.1 million or 26% compared to the first nine months of 2020.

The increase
in net sales was driven by higher sales volumes of approximately 19% and the positive impact of foreign currency translation of 7%.

The current year volume increase was driven by the

continued gradual economic rebound from the COVID-19 slowdown as the pandemic notably impacted China beginning in the first quarter of 2020 and then the rest of the region through the third quarter of

Quaker Chemical Corporation
Management’s Discussion and Analysis

2020.

The foreign exchange impact was primarily due to the strengthening of the Chinese renminbi against the U.S. dollar as this
exchange rate averaged 6.47 during the first nine months of 2021 compared to 6.99 during the first nine months of 2020.

This
segment’s operating earnings were

$74.0 million, an increase of $7.9 million or 12% compared to the first nine months of 2020.

The
increase in segment operating earnings reflect the higher net sales described above partially offset lower gross margins

in the current
year period coupled with higher direct selling expenses on the increase in net sales primarily due to the same drivers as described in the third quarter discussion above.
Global Specialty Businesses
Global Specialty Businesses represented 18% of the Company’s consolidated net sales in the first nine months of 2021.

The
segment’s net sales were $236.4

million, an increase of $37.9 million or 19% compared to the first nine months of 2020.

The increase
in net sales was driven by benefits from selling price and product mix, including

Norman Hay, of 16%, additional

net sales from
acquisitions of 7% primarily driven by Coral, and the positive impact of foreign currency transaction of 3%, partially offset by
decreases in volumes of 7%.

The foreign exchange impact was a result of similar strengthening of certain currencies in EMEA and
Americas as described above.

Both the changes in selling price and product mix and sales volumes were primarily driven by higher
shipments of a lower priced product in the Company’s

mining business in the period year period.

This segment’s operating earnings
were $69.0 million, an increase of $10.9 million or 19% compared to the first nine months of 2020.

The increase in segment operating
earnings reflects the higher net sales described above, partially offset by lower gross margins in the current year period coupled with higher SG&A, including SG&A from acquisitions primarily due

to the same drivers as described in the third quarter discussion above.

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

We have based

these forward-looking statements, including statements
regarding the potential effects of the COVID-19 pandemic

and global supply chain constraints on the Company’s

business, results of
operations, and financial condition, our expectation that we will maintain sufficient liquidity and remediate any of our material
weaknesses in internal control over financial reporting, and statements regarding the impact of increased raw material costs and
pricing initiatives on our current expectations about future events.

These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations,
anticipations, intentions, financial condition, results of operations, future performance, and business, including:

•

the potential benefits of the Combination and other acquisitions;

•

the impacts on our business as a result of the COVID-19 pandemic and any projected global economic rebound or
anticipated positive results due to Company actions taken in response;
•

cost increases in prices of raw materials and the impacts of constraints and disruptions in the global supply chain;

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

A major risk is that demand for the Company’s

products and services is
largely derived from the demand for our customers’ products,

which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production

slowdowns and shutdowns, including as is currently being experienced by many automotive industry companies as a result of supply chain disruption.

Other major risks and uncertainties include, but are not
limited to, the primary and secondary impacts of the COVID-19 pandemic,

including actions taken in response to the pandemic by
various governments, which could exacerbate some or all of the other risks and uncertainties faced by the Company,

as well as the
potential for significant increases in raw material costs, supply chain disruptions, customer financial instability,

worldwide economic
and political disruptions, foreign currency fluctuations,

significant changes in applicable tax rates and regulations, future terrorist attacks and other acts of violence.

Furthermore, the Company is subject to the same business cycles as those experienced by our
customers in the steel, automobile, aircraft, industrial equipment, and durable goods industries.

The ultimate impact of COVID-19 on
our business will depend on, among other things, the extent and duration of the pandemic, the severity of the disease and the number
of people infected with the virus including as new variants emerge,

the continued uncertainty regarding global availability,
administration, acceptance and long-term efficacy

of vaccines, or other treatments for COVID-19 or its variants, the longer-term effects on the economy of the pandemic, including the

resulting market volatility,

and by the measures taken by governmental
authorities and other third parties restricting day-to-day life and business operations and the length of time that such measures remain in place, as well as laws and other governmental programs implemented to address the pandemic or assist impacted businesses, such
as fiscal stimulus and other legislation designed to deliver monetary aid and other relief.

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

This discussion is provided as
permitted by the Private Securities Litigation Reform Act of 1995

.
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

Based on that evaluation, our principal executive officer and our principal financial officer
have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule
13a-15(e) under the Exchange Act) were not effective

as of September 30, 2021 because of the material weaknesses in our internal control over financial reporting, as described below.
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
Notwithstanding these material weaknesses, the Company has concluded that the unaudited condensed consolidated financial
statements included in this Report present fairly,

in all material respects, the financial position of the Company as of September 30,
2021 and December 31, 2020, and that the results of its operations and its cash flows and changes in equity for both the three and nine
month periods ended September 30, 2021 and 2020, are in conformity with accounting principles generally accepted in the United
States of America.

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

The
design includes enhancements to entity-level and transactional-level manual controls as well as IT general and application controls.

During the third quarter of 2021 and through the date of this Form 10-Q filing for the period ended September 30, 2021, the Company
has implemented these design changes.

While the Company believes that the enhancements to these entity-level, transactional and IT
general and application controls will sufficiently address the material weakness previously identified, because the additional controls have not been fully tested, this material weakness is not yet remediated.

The existing material weakness will not be considered
remediated until the applicable remedial controls have been operat ing for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Given the significant resources the Company has dedicated to remediation of its material weaknesses, the Company is committed
to remediation and expects that in 2021 it will successfully remediate its price and quantity and its risk assessment material
weaknesses.

Changes in internal control over financial reporting.

As required by Rule 13a-15(d) under the Exchange Act, our
management, including our principal executive officer

and principal financial officer, has evaluated

our internal control over
financial reporting to determine whether any changes to our internal control over financial reporting occurred during the
quarter ended September 30, 2021 that have materially affected,

or are reasonably likely to materially affect, our internal
control over financial reporting.

Based on that evaluation, as described above, there were changes that have materially affected, or are reasonably likely to materially affect,

our internal control over financial reporting during the quarter ended
September 30, 2021.

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
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information concerning shares of the

Company’s common stock acquired

by the Company during
the period covered by this Report:
(c) (d)
Total

Number of
Approximate Dollar
(a) (b)
Shares Purchased

Value of

Shares that
Total

Number
Average as part of
May Yet

be
of Shares Price Paid Publicly Announced Purchased Under the
Period Purchased (1) Per Share (2) Plans or Programs Plans or Programs (3)
July 1 - July 31 — $ — — $
86,865,026

August 1 - August 31
491

$
251.74

— $
86,865,026

September 1 - September 30
34

$
240.64

— $
86,865,026

Total
525

$
251.02

— $
86,865,026

(1)
All of these shares were acquired from employees upon their surrender of Quaker Chemical Corporation shares in payment of
the exercise price of employee stock options exercised or for the payment of taxes upon exercise of employee stock options
or the vesting of restricted stock awards or units.

(2)
The price paid for shares acquired from employees pursuant to employee benefit and share-based compensation plans is, in
each case, based on the closing price of the Company’s

common stock on the date of exercise or vesting as specified by the plan pursuant to which the applicable option, restricted stock award, or restricted stock unit was granted.

(3)
On May 6, 2015, the Board of Directors of the Company approved, and the

Company announced, a share repurchase
program, pursuant to which the Company is authorized to repurchase up to

$100,000,000 of Quaker Chemical Corporation
common stock (the “2015 Share Repurchase Program”), and it has no expiration date.

There were no shares acquired by the
Company pursuant to the 2015 Share Repurchase Program during the quarter ended September 30, 2021.
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
10.1 –
Employment Agreement by and between Registrant and Andrew Tometich dated September 2, 2021, effective on
October 11, 2021. *†
10.2 –
Change in Control Agreement by and between Registrant and Andrew Tometich dated September 2, 2021, effective on
October 11, 2021. *†
10.3 –
Employment Agreement by and between Registrant and Joseph Berquist dated August 18, 2021, effective on
September 9, 2021. *†
31.1 –
Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of
1934.*
31.2 –
Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of
1934.*
32.1 –
Certification of Chief Executive Officer of the Company Pursuant to 18 U.S. C. Section 1350.**
32.2 –
Certification of Chief Financial Officer of the Company Pursuant to 18 U.S. C. Section 1350.**
101.INS Inline XBRL Instance Document*
101.SCH
Inline XBRL Taxonomy

Extension Schema Document*
101.CAL
Inline XBRL Taxonomy

Extension Calculation Linkbase Document*
101.DEF
Inline XBRL Taxonomy

Extension Definition Linkbase Document*
101.LAB
Inline XBRL Taxonomy

Extension Label Linkbase Document*
101.PRE
Inline XBRL Taxonomy

Extension Presentation Linkbase Document*
104
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
Date: November 4, 2021

Shane W. Hostetter,

Senior Vice President, Chief Financial
Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)