Form 10-K
period 2021-12-31
QUAKER CHEMICAL CORP
filed 2022-03-01
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒
ANNUAL REPORT PURSUANT TO SECTION

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2021
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

Yes

☐

No

☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity
was last sold, or the average bid and asked price of such

common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (The aggregate market value is computed by reference to the last

reported sale on the New York Stock Exchange on June 30, 2021): $
4,210,881,271
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
17,899,345

shares of Common Stock,
$1.00 Par Value, as of January 31, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the 2022 Annual

Meeting of Shareholders are incorporated by reference into Part

III.

QUAKER CHEMICAL CORPORATION

Table of

Contents
Page

Part I
Item 1. Business. 2
Item 1A. Risk Factors. 7
Item 1B. Unresolved Staff Comments. 18
Item 2. Properties. 18
Item 3. Legal Proceedings. 18
Item 4. Mine Safety Disclosures. 18
Item 4(a). Information about our Executive Officers. 19
Part II
Item 5.
Market for Registrant's Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities.
21
Item 6. Selected Financial Data. 22
Item 7.
Management’s Discussion and Analysis

of Financial Condition and Results of Operations.
23
Item 7A. Quantitative and Qualitative Disclosures About Market Risk. 40
Item 8. Financial Statements and Supplementary Data. 42
Item 9.
Changes in and Disagreements With Accountants on

Accounting and Financial Disclosure.
93
Item 9A. Controls and Procedures. 93
Item 9B. Other Information. 94
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections. 94
Part III
Item 10. Directors, Executive Officers and Corporate Governance. 95
Item 11. Executive Compensation. 95
Item 12.
Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.
95
Item 13.
Certain Relationships and Related Transactions,

and Director Independence.
95
Item 14. Principal Accountant Fees and Services. 95
Part IV
Item 15. Exhibits and Financial Statement Schedules. 96
Item 16. Form 10-K Summary. 99

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

Throughout the Report, all figures
presented, unless otherwise stated, reflect the results of operations of the combined company for the years ended December 31, 2020 and 2021; and for the year ended December 31, 2019, the results of Legacy

Quaker plus five months of Houghton’s operations

post-
closing of the Combination on August 1, 2019.
Item 1.

Business.
General Description
The Company was organized in 1918, incorporated as a Pennsylvania business corporation in 1930, and in August 2019
completed the Combination with Houghton to form Quaker Houghton.

Quaker Houghton is the global leader in industrial process
fluids.

With a presence around the world, includi

ng operations in over 25 countries, the Company’s

customers include thousands of
the world’s most advanced and specialized

steel, aluminum, automotive, aerospace, offshore, can,

mining, and metalworking
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
2021 2020 2019
Metal removal fluids 23.4% 23.9% 19.9%
Rolling lubricants 22.2
%
21.8
%
21.9
%
Hydraulic fluids 13.6
%
13.3
%
13.0
%
Sales Revenue
A substantial portion of the Company’s

sales worldwide are made directly through its own employees and its Fluidcare
TM
programs, with the balance sold through distributors and agents.

The Company’s employees typically

visit the plants of customers
regularly, work on

site, and through training and experience, identify production needs which can be resolved or otherwise addressed
either by utilizing the Company’s existing

products or by applying new formulations developed in its laboratories.
As part of the Company’s Fluidcare TM

business, certain third-party product sales to customers are managed by the

Company.

Where the Company acts as principal, revenues are recognized on a gross reporting basis at the selling price negotiated with its customers.

Where the Company acts as an agent for its customers, revenue is recognized on a net reporting basis at the amount of the
administrative fee earned by the Company for ordering the goods.

See Note 5 of Notes to Consolidated Financial Statements in Item 8
of this Report.
Competition
The specialty chemical industry comprises a number of companies similar in size to the Company, as well

as companies larger
and smaller than Quaker Houghton.

The Company cannot readily determine its precise competitive position in every industry it
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
In 2021, Quaker Houghton’s

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

As experienced during 2021, the Company’s

earnings have been and could continue to be affected by
market changes in raw material prices.

Reference is made to the disclosure contained in Item 7A of this Report.
Patents and Trademarks
Quaker Houghton has a limited number of patents and patent applications including patents issued, applied for, or acquired in the
U.S. and in various foreign countries, some of which may prove to be material to its business, with the earliest patent expiry in 2024.

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

Research and development expenses during the years ended
December 31, 2021, 2020 and 2019 were $44.9 million, $40.0 million and

$32.1 million, respectively.
Recent Acquisition Activity
The Company has completed several recent acquisitions that expand its strategic product offerings and increase the Company's
presence in its core industries.

The Company's 2021 and 2022 acquisitions consist of:

●
In January 2022, the Company acquired a business related to the sealing and impregnation of metal castings for the
automotive sector, as well as impregnation resin

and impregnation systems for metal parts for approximately $1.4 million.

This business expands the Company's geographic presence in Germany as well as broadens its product offerings and service
capabilities within its existing impregnation business that was initially entered into as part of its past acquisition of Norman
Hay.
●
In January 2022, the Company acquired a business that provides pickling inhibitor technologies for the steel industry,
drawing lubricants and stamping oil for metalworking, and various other lubrication, rust preventative, and cleaner
applications, for approximately $8.0 million.

This business broadens the Company’s

product offerings within its existing
metals and metalworking business in the Americas

region.
●
In November 2021, the Company acquired a business that provides hydraulic fluids, coolants, cleaners, and rust preventative
oils for approximately $3.7 million.

This business expands the Company’s

geographic presence in Turkey as well as
broadens its product offerings within its existing metalworking business.
●
In November 2021, the Company acquired Baron Industries ("Baron"),

a U.S. based privately held company that provides
vacuum impregnation services of castings, powder metal and electrical components for an initial payment of approximately
$7.1 million.

Baron expands the Company's geographic presence as well as broadens its product offerings and service
capabilities within its existing impregnation business.
●
In September 2021, the Company acquired the remaining interest in Grindaix-GmbH

(“Grindaix”), a Germany-based, high-
tech provider of coolant control and delivery systems for approximately $2.9 million.

Previously, in February 2021,

the
Company acquired a 38% ownership interest in Grindaix for approximately $1.7 million.

Grindaix expands the Company's
geographic presence in Germany and broadens its product offerings and service capabilities within its equipment solutions
and fluid intelligence business.

●
In June 2021, the Company acquired certain assets for the Company’s chemical milling maskants product line for
approximately $2.8 million.
●
In February 2021, the Company acquired a tin-plating solutions business for the steel end market for approximately $25.0
million.

This business broadens the Company’s product

offerings within its existing metals business globally.
Impact of COVID-19
The global outbreak of COVID-19, and its variants, has negatively impacted all locations where the Company does business.

Although the Company has now operated in this COVID-19 environment for almost two years, the full extent of the outbreak and
related business impacts continue to remain uncertain and volatile.

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

Capital
expenditures directed solely or primarily to regulatory compliance amounted to approximately $4.2
million, $3.7 million and $4.4
million during the years ended December 31, 2021, 2020 and 2019,

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

Reference is made to (i) the foreign exchange risk information contained in Item 7A of this Report, (ii) the geographic information in
Note 4 of Notes to Consolidated Financial Statements included in Item 8 of this Report, and (iii) information regarding risks attendant to foreign operations included in Item 1A of this Report.
Number of Employees
On December 31, 2021, Quaker Houghton had approximately 4,700 full-time employees globally of whom approximately 1,200
were employed by the parent company and its U.S. subsidiaries, and approximately

3,500 were employed by its non-U.S. subsidiaries.

Associated companies of Quaker Houghton (in which it owns 50% or less and has significant influence) employed approximately 600
people on December 31, 2021.
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
inspire us.

Our commitment to these values, in words and actions, builds a safer,

stronger Quaker Houghton, and these values guide
the Company’s internal conduct

and its relationship with the outside world.

By fostering a culture and environment that exemplifies
our core values, we gain, as a company,

unique perspectives, backgrounds and varying experiences to ensure continued long-term
success.

The Company respects and values all of its employees and believes inclusion,

diversity and equality are essential pillars to
drive the Company’s success.

Sustainability Report
We report our

progress on Environmental, Social, and Governance (“ESG”) milestones in our sustainability report, which is
published annually and is available free of charge on our corporate website at home.quakerhoughton.com/sustainability.

The
Company’s 2020 Sustainability

Report reflects the most recent available data on a variety of topics, including specific information

relating to the Company’s:

(i) environmental footprint and climate change commitments;

(ii) diversity initiatives; (iii) safety initiatives
and performance;

and (iv) training courses our employees have completed.

Information in these sustainability reports and on our
website are not incorporated by reference in this Report and, accordingly,

should not be considered part of this Report.
Environmental Strategy

In 2020, we established the Board Sustainability Committee, which has specific responsibility to assist the Board of Directors (the
“Board”) in its assessment, evaluation, and oversight of the Company’s sustainability programs and initiatives pertaining to the
Company’s business, operations,

and employees.

In formulating our environmental strategy,

our Executive Leadership Team

(“ELT”)
and Board consider certain risks and uncertainties that may materially impact our financial condition and results of operations.

These
risks and uncertainties are further described in Item 1A of this Report.
In 2021, we set a target to achieve carbon neutrality in our global operations by 2030 and net zero emissions across our entire
value chain by 2050.

The Company established 15 long-term goals,

based on the results of the Company's 2020 materiality
assessment, which was completed with input from customers, investors, suppliers,

and internal stakeholders.

Our 15 long-term goals
are closely aligned with the United Nations Sustainable Development Goals.

We also identified short

-

and medium-term milestones
that may help support the achievement of our 2030 targets.

Talent

Management and Retention
Maintaining a robust pipeline of talent is crucial to our continued

success and is a key aspect of succession planning efforts across the organization.

Our ELT

and human resources teams are responsible for attracting and retaining top talent by facilitating an
environment where employees want to show up to work and do great things together.

To achieve sustained high performance,
management invests in the development, safety,

and wellbeing of our employees.

Among other metrics, we measure training hours,
turnover, time to hire, and diversity hiring

to assess our progress in these areas.

Additionally, we

regularly evaluate our compensation and benefits packages

for our employees, including health and wellness
benefits, paid-time off policies, monetary compensation,

and educational reimbursements, to ensure that our total compensation and benefits packages are aligned with our business strategy,

organizational culture, and diversity and inclusion philosophy while ensuring
that we remain competitive in the markets we serve while following local and statutory wage and benefits laws and guidelines.

Diversity, Equity,

and Inclusion
As a global company,

we want to build an organization that is inclusive of all people and representative of the communities in
which we operate.

Quaker Houghton provides equal employment opportunities and does not discriminate based on age, ethnicity,
gender identity,

disability / medical, race, religion, or sexual orientation.

We believe that diversity and

inclusion are embodied by
having working norms and cultural familiarities whereby employees feel included, engaged, and rewarded, regardless of their
background or where they sit in the organization.
Inclusion and diversity begin with the Board and ELT.

The Board is comprised of twelve individuals with diverse experience and credentials, selected for their business acumen and ability to challenge and add value to management.

Our current Board composition
includes two female and four racially diverse directors out of a total of twelve directors.

For additional information on the Company’s
leadership, refer to Item 4(a) Information about our Executive Officers and Item 10.

Directors, Executive Officers and Corporate
Governance.
We published

our workforce demographics in our Sustainability Report.

By publicly disclosing our workforce demographics, we
increase transparency in the composition of our workforce as well as facilitate accountability in achieving progress in our diversity
goals, including ensuring that diverse candidates are actively considered for roles throughout the organization.

Workplac

e

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

Additionally, our

ELT is closely involved

in our safety programs and conducts regular reviews of safety performance metrics and
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

Factors that May Affect Our Future Results
(Cautionary Statements under the Private Securities Litigation Reform

Act of 1995)
Certain information included in this Report and other materials filed or to be filed by Quaker Chemical Corporation with the SEC,
as well as information included in oral statements or other written statements made or to be made by us, contain or may contain
forward-looking statements within the meaning of Section 27A of the

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

•

our current and future results and plans including our sustainability goals

;

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
Any or all of the forward-looking statements in this Report, in the Company’s

Annual Report to Shareholders for 2021 and in any
other public statements we make may turn out to be wrong.

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

Other major risks and uncertainties include, but are not
limited to, the primary and secondary impacts of the COVID-19 pandemic,

including actions taken in response to the pandemic by
various governments, which could exacerbate

some or all of the other risks and uncertainties faced by the Company,

as well as the
potential for significant increases in raw material costs, supply chain disruptions, customer financial instability,

worldwide economic
and political disruptions such as the current conflict between Russia and Ukraine

,

foreign currency fluctuations, significant changes in
applicable tax rates and regulations, future terrorist attacks and other acts of violence.

Furthermore, the Company is subject to the
same business cycles as those experienced by our customers in the steel, automobile,

aircraft, industrial equipment, and durable goods
industries.

The ultimate impact of COVID-19 on our business will depend on,

among other things, the extent and duration of the
pandemic, the severity of the disease and the number of people infected with the virus including new variants, the continued
uncertainty regarding global availability,

administration, acceptance and long-term efficacy

of vaccines, or other treatments for
COVID-19 or its variants, the longer-term effects on the

economy of the pandemic, including the resulting market volatility,

and by
the measures taken by governmental authorities and other third parties restricting day-to-day life and business operations and the
length of time that such measures remain in place, as well as laws and other governmental programs implemented to address the
pandemic or assist impacted businesses, such as fiscal stimulus and other legislation designed to deliver monetary aid and other relief.

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

Therefore, we caution you not to place undue reliance on our forward-looking statements.

For more information regarding these
risks and uncertainties as well as certain additional risks that we face,

refer to the Risk Factors section, which appears in Item 1A of this Report and in our quarterly and other reports filed from time to time with the SEC.

This discussion is provided as permitted by
the Private Securities Litigation Reform Act of 1995.

Item 1A.

Risk Factors.
There are many factors that may affect our business and

results of operations, including the following risks relating to: (1) the demand for our products and services and our ability to grow our customer base; (2) our business operations, including internal and external factors that may impact our operational continuity; (3) our international operations; (4) our supply chain; (5) domestic and
foreign taxation and government regulation and oversight; and (6)

more general risk factors that may impact our business.
Risks Related to the Demand for our Products and Services and our

Customer Base
Changes to the industries and markets that we serve could have a material adverse effect on our liquidity, financial position

and
results of operations.
As the leader in industrial process fluids, the Company is subject to the same business cycles as those experienced by our
customers that participate in the steel, automobile, aircraft, industrial equipment, aerospace, aluminum and durable goods industries.

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

In addition, our competitors could potentially
consolidate their businesses and gain scale or better position their product offerings, which could have a negative impact on our profitability and market share.

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

If we are unsuccessful with differentiating ourselves, it could have a material adverse effect
on our liquidity, financial

position and results of operations and we could lose market share to our compe titors.
Loss of a significant customer, bankruptcy

of a major customer, or the closure of or significant

reduction in production at a
customer site could have a material adverse effect on our liquidity,

financial position and results of operations.
During 2021, the Company’s

top five largest customers (each composed of multiple subsidiaries or divisions with semi-
autonomous purchasing authority) together accounted for approximately

10% of our consolidated net sales, with the largest customer accounting for approximately 3% of our consolidated

net sales.

The loss of a significant customer could have a material adverse effect on our liquidity, financial

position and results of operations.

Also, a significant portion of our revenues is derived from sales to customers in the cyclical steel, aerospace, aluminum and automotive industries, where bankruptcies have occurred in the past and where companies have periodically experienced financial difficulties.

If a significant customer experiences financial difficulties or files for bankruptcy protection, we may be unable to collect on our receivables,

and customer manufacturing sites may be closed, or
contracts voided.

The bankruptcy of a major customer could therefore have a material adverse effect on our liquidity, financial
position and results of operations.

Also, some of our customers, primarily in the steel, aluminum and aerospace industries, often have
fewer manufacturing locations compared to other metalworking customers and generally use higher volumes of products at a single
location.

The loss, closure,

or significant reduction in production at one or more of these locations or other major sites of a significant
customer could have a material adverse effect on our

business.
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
Our ability to profitably operate our consolidated company as anticipated requires us to effectively identify and consummate the
strategic acquisitions we identify and to successfully integrate these acquisitions into our consolidated operations.

An inability to
appropriately capitalize on growth, including organic growth and future acquisitions,

could adversely affect our liquidity,

financial
position and results of operations.
We have completed

several acquisitions over the past several years as discussed in Note 2 of the Notes to the Consolidated
Financial Statements included in Item 8 of this Report.

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

Further, the success of our growth depends on our ability

to navigate risks such as those listed above and successfully integrate acquisitions, including, but not limited to, our ability to:
●
successfully execute the integration or consolidation of the acquired or additional business into our existing processes and operations;
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

We may fail to

obtain the benefits we anticipate from our recently completed or future acquisitions or joint
ventures and we may not create the appropriate infrastructure to support such additional growth from organic or acquired businesses,
which could also have a material adverse effect on our liquidity,

financial position and results of operations.
Gulf and its wholly-owned subsidiary, QH Hungary

Holdings Limited, have a significant minority stake in the Company and the contractual ability to nominate certain directors of the Company,

which may enable them to influence the direction of our business and significant corporate decisions.
As a result of the Combination, Gulf and its wholly-owned subsidiary,

QH Hungary Holdings Limited (together,

the “Gulf
Affiliates”), have become our largest shareholders.

If they were to make available for sale a portion of their shares, that portion could represent a significant amount of common stock of the Company being sold which could have an adverse impact on the Company’s
stock price.
In addition, the Gulf Affiliates currently have the right

to designate three individuals for election to the Board and this right, together with their share ownership, gives them substantial influence over our business, including over matters submitted to a vote of
our shareholders, including the election of directors, amendment of our organizational documents, acquisitions or other business
combinations involving the Company,

and potentially the ability to prevent extraordinary transactions such as a takeover attempt or
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

We are also subject to

interest rate risk due to the variable interest rates within the credit facility and if interest rates rise significantly, these

interest costs would increase as well.
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

Customary events of default in the credit facility include, among others, defaults for non-payment, breach of representations and warranties, non

-performance of covenants, cross-defaults, insolvency,

and a
change of control of the Company in certain circumstances.

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
The Company’s principal

credit facility permits interest on certain borrowings to be calculated based on the

London Interbank
Offered Rate (“LIBOR”).

The LIBOR benchmark has been subject of national, international, and other regulatory guidance and
proposals for reform and will cease to be provided with certain rates as of December

31, 2021 through June 30, 2023.

In December
2021, the Company entered into the Second Amendment to Credit Agreement

(“Second Amendment”) with Bank of America N.A., to
provide an update for the use of a non-U.S. dollar (“non-USD”) currency LIBOR successor rate.

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

At this time, it remains uncertain what rate will
succeed LIBOR.

It is not possible to predict whether SOFR will attain market traction as a LIBOR replacement or to predict any other
reforms to LIBOR that may be enacted.

The potential effect of the phase-out or replacement of LIBOR on the Company’s financial
position or results of operations cannot yet be predicted but may affect the level of interest payments on our portion of indebtedness that bear interest at variable rates.
Risks Related to our International Operations

Our global presence subjects us to political and economic risks that could adversely affect our business, liquidity, financial
position and results of operations.
A significant portion of our revenues and earnings are generated by our non

-U.S. operations.

Our success as a global business
depends, in part, upon our ability to succeed across different legal,

regulatory, economic,

social and political conditions by developing,
implementing and maintaining policies and strategies that are effective in all of the locations where we do business.

Risks inherent in
our global operations include:
●
increased transportation and logistics costs, or restrictions on transportation of materials;
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

●
instability in or adverse changes to the economic, political, social, legal or regulatory conditions in a country or region where
we do business, including hyperinflationary conditions or as a result of terrorist activities, or as a result of political and/or
military conflict; and
●
complex and dynamic local tax regulations, including changes in foreign laws and tax rates or U.S. laws and tax rates with
respect to foreign income that may unexpectedly increase the rate at which our income is taxed, impose new and additional
taxes on remittances, repatriation or other payments by subsidiaries, or cause the loss of previously recorded tax benefits.
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

The U.K. and the EU entered into a trade and cooperation agreement effective

January 1, 2021,
but uncertainty remains regarding its implications and implementation

,

and whether any new trade agreements with other countries or territories will be agreed upon and implemented and how any such agreements may impact our business.

The long-term economic,
legal, political and social implications of Brexit, including regarding data protection in the U.K. and the free movement of goods,
services, and people between the U.K., the EU, and elsewhere, also remains unclear,

and the precise impact of the Brexit decision will
only become clearer as Brexit progresses.

Brexit has caused and could cause further disruptions to, and create unce rtainty
surrounding, our business in the U.K. and EU, including affecting our relationships with our existing and future customers, suppliers and employees.

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

We generally do not use

financial instruments that expose us to significant risk involving foreign curren cy
transactions; however, the relative size of our non-U.S.

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

Risks Relating to Our Supply Chain

If we are unable to obtain price increases or contract concessions sufficient to offset increases in the costs of raw materials, this
can continue to result in a loss of sales, gross profit, and/or market share and can have a material adverse effect on our liquidity,
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

Although we have been successful in recovering a substantial amount of raw material cost increases while retaining our customers as experienced in 2021, there can be no assurance that we will be
able to continue to offset higher raw material costs or

retain customers in the future.

A significant change in margin or the loss of
customers due to pricing actions could result in a material adverse effect on our liquidity, financial position

and results of operations
as described within Item 7 of this Report.
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

In addition, the coronavirus
pandemic has caused, and may in the future cause, significant travel disruptions,

quarantines and/or closures, which could result in
disruptions to our manufacturing and production operations at our facilities,

as well as those of our suppliers and customers.

Any
losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.
We could be

similarly adversely affected by other disruptions to our supply chain and transportation network.

The Company
relies heavily on railroads, ships, and over-the-road shipping methods to transport raw materials to its manufacturing facilities and to transport finished products to customers.

The costs of transporting our products could be negatively affected by factors outside of our
control, including shipping container shortages or global imbalances in shipping capabilities, transportation disruptions or rate
increases, increased border controls or closures, extreme weather events,

tariffs, rising fuel costs and capacity constraints.

Significant
delays or increased costs affecting our supply chain, such as we experienced in 2021 could materially affect our financial condition
and results of operations.

Disruptions at our suppliers have recently and could in the future lead to short term or longer term increases
in raw material or energy costs and/or reduced availability of materials or energy,

potentially affecting our financial condition and
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

Any of these factors or similar tax-related risks could cause our effective tax rate and tax-related payments, including any
such payments related to tax liabilities of businesses we have acquired, to significantly differ from previous periods and current or
future expectations which could have a material effect on our liquidity,

financial position and results of operations.
Pending and future legal proceedings including environmental matters could have a material adverse effect on our liquidity, financial position and results of operations, as well as our reputation in the markets it serves.
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

These and similar laws generally prohibit companies
and their officers, directors, employees and third-party

intermediaries, business partners and agents, from making improper payments or providing other improper items of value to government officials or other persons.

While we have policies and procedures and
internal controls designed to address compliance with such laws, including employee training programs, we cannot guarantee that our
employees and third-party intermediaries, business partners

and agents will not take, or be alleged to have taken, actions in violation of such policies and laws for which we may be ultimately held responsible.

Detecting, investigating and resolving actual or alleged
violations can be extensive and require a significant diversion of time, resources and attention from senior management.

Any
violation of these or other applicable anti-bribery,

anti-corruption and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges,

and criminal or civil sanctions, penalties and fines, any
of which could adversely affect our business and financial

condition.

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
Uncertainty related to environmental regulation and industry standards relating to, as well as physical risks of, climate change and
biodiversity loss, could impact our results of operations and financial position

.

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

In addition, in
certain countries our employees are represented by works councils or are governed by collective bargaining agreements and we are
often required to consult with and seek the consent or advice of such representatives

.

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

Despite our efforts to protect our proprietary information through patent and trademark filings, and
the use of appropriate trade secret protections, it is possible that competitors or other unauthorized third parties may obtain, copy,

use,
disclose or replicate our formulae, products, and processes.

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

Further, some of the raw materials we handle

are subject to government regulation that affect the manufacturing processes,
handling, uses and applications of our products. In addition, our production facilities and a number of our distribution centers require
numerous operating permits.

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

In connection with the sale of certain properties and businesses, we agreed to indemnify the purchasers for certain types of
matters, including certain breaches of representations and

warranties, taxes and certain environmental matters.

With respect to
environmental matters, the discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable
environmental laws, even if we were not aware of the contamination.

We may not have insurance

coverage for such indemnity
obligations.

Further, we cannot predict the nature or amount of

any indemnity or other obligations we may have to pay the applicable purchaser.

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
Disruption of critical information systems or material breaches in the security of our systems could adversely affect our business
and our customer relationships and subject us to fines or other regulatory actions.
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

Cybersecurity threats, attempted intrusions and other incidents, such as these, are becoming more sophisticated and frequent.

Security breaches and cyber incidents have, from time to time, occurred and may occur in the future.

Although the breaches and cyber incidents experienced

to date have not had a material impact, there can be
no assurance that our protective measures will prevent security breaches that could have a significant impact on our business,
reputation and financial results.

We are subject to

the data privacy and protection laws and regulations adopted by federal, state and foreign legislatures and
governmental agencies in various countries in which we operate, including the EU General Data Protection Regulation.

Implementing
and complying with these laws and regulations may be more costly or take longer than we anticipate or could otherwise affect our
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

Failure to retain key employees,

failure to successfully transition key roles, or the inability to hire, train, retain and manage
qualified personnel could also adversely affect our business

.
Increasing scrutiny and changing expectations from stakeholders with respect to our ESG practices may impose additional costs
on us or expose us to new or additional risks.
Companies across all industries are facing increasing scrutiny from stakeholders related to their ESG practices.

Investor
advocacy groups, institutional investors, investment funds, and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments.

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

Additionally, adverse

effects upon our customers’ industries related to the worldwide social and political environment, including
uncertainty or instability resulting from climate change or biodiversity loss, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy,

concern about the environmental impact of climate
change or biodiversity loss, and investors’ expectations regarding

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
results of operations.

Terrorist attacks,

other acts of violence or war, natural disasters, widespread public health crises, including the ongoing COVID-
19 pandemic, or other uncommon global events such as the current conflict between Russia and Ukraine, may negatively affect our
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

The
Company experienced material disruptions as a result of COVID-19 globally which negatively impacted all locations where the
Company does business.

Although the Company has now operated in this COVID-19 environment for almost two years, the full extent of the outbreak and
related business impacts continue to remain uncertain and volatile.

This outbreak has significantly disrupted the operations of the
Company and those of its suppliers and customers.

During the pandemic, the Company initially experienced volume declines and lower net sales as compared to pre-COVID-19 levels.

In addition, the COVID-19 pandemic and responses to the pandemic have at times significantly disrupted the global supply chain and have had a significant impact on raw material prices.

These impacts may
continue to occur and may become more significant and could continue to result in disruptions in our supply chain and our difficulty in procuring or inability to procure raw materials necessary for the manufacturing of our products.

The impact of the COVID-19
pandemic and responses to it has increased and could continue to increase the costs of making and distributing our products or result
in delays in delivering, or an inability to deliver,

them to our customers.
Given the continuously evolving developments with respect to this pandemic,

the Company cannot, as of the date of this Report,
reasonably estimate the magnitude or the full extent of the impact to its future results of operations or to the ability of it or its
customers to resume more normal operations, even as certain restrictions are lifted.

The prolonged pandemic and resurgences of the

outbreak including as new variants continue to emerge,

and continued restrictions on day-to-day life and business operations as well as increased border controls or closures and transportation disruptions,

may result in volume declines and lower net sales in future
periods.
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

Further, management continued to evaluate how

COVID-19
related circumstances, such as remote work arrangements, illness or staffing shortages and travel restrictions have affected financial
reporting processes and systems, internal control over financial reporting,

and disclosure controls and procedures.

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
Although we have implemented business continuity and emergency response plans as well as health and safety measures to
permit us to continue to provide services and products to customers and support our operations, there can be no assurance that the
continued spread of COVID-19 and its variants and efforts to contain the virus (including, but not limited to, vaccines and treatments, voluntary and mandatory quarantines, restrictions on travel, limiting gatherings of people, reduced operations and extended closures of many businesses and institutions) will not further impact our business, results of operations and financial condition.

However, given
the unprecedented and continually evolving developments

with respect to this pandemic, the Company cannot, as of the date of this
Report, reasonably estimate with certainty the full extent of the impact to its future results of operations or to the ability of it or its customers to resume more normal operations.

A further prolonged outbreak or resurgence and period of continued

restrictions on day-
to-day life and business operations would likely result in volume declines and lower net sales in future periods as well.
The ultimate significance of COVID-19 impacts on our business will depend on, among other things, the extent and duration of
the pandemic, the severity of the disease and the number of people infected with the virus, the development and continued uncertainty
regarding availability,

continued administration and long-term efficacy of vaccines or other treatments, including on new strains or
mutations of the virus, the longer-term effects

on the economy, including

market volatility, and the measures

taken by governmental
authorities and other third parties restricting day-to-day life and the length of time that such measures remain in place, as well as laws and other governmental programs implemented to address the pandemic or assist impacted businesses, such as fiscal stimulus and
other legislation designed to deliver monetary aid and other relief.
Epidemic diseases could negatively affect various aspects of our business, make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers.

These could have a material adverse effect on our business,
financial condition, results of operations, or cash flows.

Our business could be adversely affected by the effects

of a widespread outbreak of contagious disease, similar to the COVID-19 pandemic.

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

business operations.
The ultimate impact on our business of a widespread outbreak of a contagious disease will depend on, among other things, the
extent and duration of the outbreak,

the severity of the disease and the number of people infected, the development and continued
uncertainty regarding availability,

administration and long-term efficacy of a vaccine or other

treatments, the longer-term effects on
the economy, including

market volatility, and

the measures taken by governmental authorities and other third parties restricting day-
to-day life and the length of time that such measures remain in place, as well as laws and other governmental programs implemented
to address the outbreak or assist impacted businesses, such as fiscal stimulus and other legislation designed to deliver monetary aid
and other relief.
We have previously identified

material weaknesses in our internal control over financial reporting that could have resulted in
material misstatements in our financial statements and in the inability of our independent registered public accounting firm to
provide an unqualified audit opinion which could have a material adverse effect on us.

As a public company,

we are required to comply with the SEC’s rules implementing

Sections 302 and 404 of the Sarbanes-Oxley
Act of 2002, or the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and
annual reports and provide an annual management report on the effectiveness of controls over financial reporting.
As disclosed under “Item 9A. Controls and Procedures” of this Report, during the course of preparing our audited financial
statements for the Company’s annual

report on Form 10-K for 2019 and 2020, we, in conjunction with our independent registered public accounting firm, identified certain material weaknesses.

A material weakness is a deficiency,

or combination of deficiencies, in
internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim
financial statements will not be prevented or detected on a timely basis.

During 2020 and 2021, the Company dedicated multiple internal resources and supplemented those internal resources with
various third-party specialists to assist with the formalization of a robust and detailed remediation plan.

In undertaking remediation
activities, the Company has established a global network of personnel to assist local management in understanding control
performance and documentation requirements.

In order to sustain this network, the Company conducts periodic trainings and hosts discussions to address questions on a current basis.

As of December 31, 2021, the Company has remediated all of the previously identified material weaknesses and concluded that the Company’s internal control over financial reporting is effective.
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

in Carrollton, Georgia; Zion,
Illinois;

Detroit, Michigan; Dayton, Ohio; Middletown, Ohio; Strongsville,

Ohio; Waterloo, Ontario;

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

Waukegan, Illinois;

Zion, Illinois; Madison Heights, Michigan;
Lewisburg, Tennessee;

and Coventry, U.K.

With the exception of the Conshohocken, Santa Fe Springs,

Madison Heights, Lewisburg,
Aurora, Karlshamn, Rayong, Coventry,

and Sydney sites, which are leased, the remaining principal facilities are owned by the
Company and, as of December 31, 2021, were mortgage free.

Quaker Houghton also leases sales, laboratory,

manufacturing, and
warehouse facilities in other locations.
Quaker Houghton’s principal

facilities consist of various manufacturing, administrative, warehouse,

and laboratory buildings.

Most of the buildings are of fire-resistant construction and are equipped with sprinkler systems.

The Company has a program to
identify needed capital improvements that are implemented as management considers necessary or desirable.

Most locations have raw
material storage tanks, ranging from 1 to 155 at each location with capacities ranging from 1,000 to 82,000 gallons, and processing or
manufacturing vessels ranging in capacity from 2 to 29,000 gallons.
Each of Quaker Houghton’s

non-U.S. associated companies (in which it owns a 50% or less interest and has significant influence)
owns or leases a plant and/or sales facilities in various locations,

with the exception of Primex, Ltd.
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

Item 4(a).

Information about our Executive Officers.
Set forth below is information regarding the executive officers of the Company,

each of whom (with the exception of Andrew E.
Tometich) have

been employed by the Company or by Houghton for at least five years, including the respective positions and offices
with the Company (or Houghton) held by each over the respective periods indicated.

Each of the executive officers, with the
exception of David A. Will,

is appointed annually to a one year term.

Mr. Will is considered

an executive officer in his capacity as
principal accounting officer for purposes of this Item

4(a).
Name, Age, and Present
Position with the Company

Business Experience During the Past Five
Years

and Period Served as an Officer

Andrew E. Tometich,

55

Chief Executive Officer and President
Mr. Tometich,

who has been employed by the Company since October 13, 2021, has served as Chief Executive Officer and President since December

1, 2021.

Prior to
joining the Company, Mr.

Tometich served as Executive Vice

President, Hygiene,
Health and Consumable Adhesives at H.B. Fuller from August 2019 until
September 17, 2021.

Before that, Mr. Tometich

was Senior Vice President,
Specialty Materials Business at Corning Incorporated from September

2017 until
August 2019 and President, Performance Silicones Business Unit at The Dow
Chemical Company from June 2016 until February 2017 after having positions of
increasing responsibility at Dow Corning Corporation and its subsidiaries from 1989
through 2016.
Joseph A. Berquist, 50

Executive Vice President,

Chief Strategy
Officer, and Managing Director,

Global
Specialty Businesses
Mr. Berquist, who has been employed

by the Company since 1997, has served as
Executive Vice President,

Chief Strategy Officer, and Managing

Director, Global
Specialty Businesses since September 9, 2021.

Prior to that role, he served as
Senior Vice President, Global Specialty

Businesses and Chief Strategy Officer from
August 2019 to September 8, 2021.

Mr. Berquist served as Vice

President and
Managing Director – North America from April 2010 until July 2019.
Jeewat Bijlani, 45
Senior Vice President,

Managing Director - Americas
Mr. Bijlani has served as Senior

Vice President, Managing Director

- Americas
since he joined the Company in August 2019.

Prior to joining the Company,

Mr.
Bijlani served as President, Americas and Global Strategic Businesses of Houghton
from March 2015 until July 2019.
Shane W.

Hostetter, 40
Senior Vice President,

Chief Financial

Officer
Mr. Hostetter,

who has been employed by the Company since July 2011,

has served
as Senior Vice President, Chief

Financial Officer since April 19, 2021.

Prior to that
role, he served as Vice President,

Finance and Chief Accounting Officer from
August 2019 until April 18, 2021.

He served as Global Controller and Principal
Accounting Officer from September 2014 until July 2019.
Dieter Laininger, 58
Senior Vice President, Managing

Director - Asia / Pacific
Mr. Laininger,

who has been employed by the Company since 1991, has served as
Senior Vice President, Managing

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

Wilbert Platzer, 60
Senior Vice President, Global

Operations,

Environmental Health & Safety (“EHS”) and

Procurement
Mr. Platzer,

who has been employed by the Company since 1995, has served as
Senior Vice President, Global Operations,

EHS and Procurement since August
2019.

He previously served as Vice President, Global

Operations, EHS and
Procurement from April 2018 until July 2019.

Prior to that role, Mr. Platzer served
as Vice President and Managing

Director – EMEA from January 2006 through
March 2018.

Name, Age, and Present
Position with the Company

Business Experience During the Past Five
Years

and Period Served as an Officer
Dr. David Slinkman, 57
Senior Vice President, Chief Technology
Officer
Dr.

Slinkman has

served as

Senior Vice

President,

Chief Technology

Officer

since
he joined

the Company

in August 2019.

Prior to

joining the

Company,
Dr.

Slinkman

served as

Vice President

of Technology

of Houghton

from March
2012 until

July 2019.
Adrian Steeples, 61
Senior Vice President, Managing
Director – EMEA
Mr. Steeples, who has been employed

by the Company since 2010, has served as
Senior Vice President, Managing

Director – EMEA since August 2019.

He
previously served as Vice President

and Managing Director – EMEA from April
2018 until July 2019.

Prior to that role, he served as Vice President and

Managing
Director - Asia/Pacific from July 2013 through March 2018.

Robert T. Traub,

57
Senior Vice President, General

Counsel and
Corporate Secretary
Mr. Traub,

who has been employed by the Company since 2000, has served as
Senior Vice President, General Counsel

and Corporate Secretary since August 2019.

He previously served as Vice President,

General Counsel and Corporate Secretary
from April 2015 until July 2019.
David A. Will, 37
Vice President, Global Controller

and
Principal Accounting Officer
Mr. Will,

who has been employed by the Company since 2014, has served as Vice
President, Global Controller, and Principal

Accounting Officer since April 19, 2021.
Prior to that role, Mr. Will

served as the Corporate Controller from August 2019
until April 18, 2021.

Before that, he served as the Global Assistant Controller from
December 2014 to August 2019.

PART

II
Item 5.

Market for Registrant’s Common

Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities.
The Company’s common

stock is listed on the New York

Stock Exchange (“NYSE”) under the trading symbol KWR.

Our Board
declared cash dividends that totaled $1.62 per share of outstanding common stock or $29.0 million during the year ended December
31, 2021 and $1.56 per share of outstanding common stock or $27.8 million during the year ended December 31, 2020.

In February
and May 2021, our Board declared quarterly cash dividends of

$0.395 per share of outstanding common stock, payable to shareholders of record in April 2021 and July 2021, respectively.

Subsequently, our Board declared

quarterly dividends of $0.415 per share of
outstanding common stock in August and November 2021, respectively,

payable to shareholders of record in October 2021 and
January 2022, respectively.

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
As of January 17, 2022, 17,899,286 shares of Quaker common stock were issued and outstanding and were held by 649
shareholders of record.

Each share of common stock is entitled to one vote per share.
Reference is made to the information in Item 12 of this Report under the caption “Equity Compensation Plans,” which is
incorporated herein by this reference.
The following table sets forth information concerning shares of the Company’s common stock acquired

by the Company during
the fourth quarter of 2021 for the period covered by this report:
Issuer Purchases of Equity Securities
(c) (d)
Total

Number of

Approximate Dollar
(a) (b) Shares Purchased
Value of

Shares that
Total

Number
Average as part of Publicly
May Yet

be
of Shares Price Paid
Announced Plans

Purchased Under the
Period Purchased (1) Per Share (2) or Programs Plans or Programs (3)
October 1 - October 31, 2021 - $ - - $
86,865,026

November 1 - November 30, 2021 - $ - - $
86,865,026

December

1 - December 31, 2021
- $ - - $
86,865,026

Total
- $ - - $
86,865,026

(1)
The Company did not acquire any shares of the Company’s

common stock from employees during the fourth quarter of 2021.

All shares that would be acquired from employees are related to the surrender of

Quaker Chemical Corporation shares in
payment of the exercise price of employee stock options exercised or for the payment of taxes upon exercise of employee
stock options or the vesting of restricted stock.

(2)
The Company did not acquire any shares of the Company’s

common stock from employees during the fourth quarter of 2021.

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

There were no shares acquired by the
Company pursuant to the 2015 Share Repurchase Program during the quarter ended December 31, 2021.

Stock Performance

Graph:

The following

graph compares

the cumulative

total return (assuming

reinvestment of

dividends) from
December 31, 2016 to December

31, 2021 for (i) Quaker’s

common stock, (ii) the S&P MidCap

400 Index (the “MidCap Index”),

and
(iii) the S&P 400

Materials Group Index

(the “Materials Group

Index”).

The graph assumes the

investment of $100 on

December 31,
2016 in each of Quaker’s common stock, the stocks comprising the MidCap Index and the Materials Group Index, respectively.

12/31/2016
12/31/2017 12/31/2018 12/31/2019 12/31/2020 12/31/2021
Quaker $ 100.00 $ 119.03 $ 141.53 $ 132.11 $ 205.30 $ 188.21
MidCap Index 100.00 116.24 103.36 130.44 148.26 184.97
Materials Group Index 100.00 121.55 96.79 116.99 129.45 171.17
Item 6.

Selected Financial Data.
Reserved.

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

Throughout the Report, all figures
presented, unless otherwise stated, reflect the results of operations of the combined company for the years ended December 31, 2020 and 2021; and for the year ended

December 31, 2019, the results of Legacy Quaker plus five months of Houghton’s operations post-
closing of the Combination on August 1, 2019.
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
Overall, the Company’s 2021 performance

was highlighted by the continued recovery from the impacts of COVID-19 in

2020 as
well as the ongoing execution of integration activities and synergy realization, which led to record net sales and adjusted EBITDA in
2021 despite the continued escalation in raw material cost headwinds and global supply chain pressures.

Specifically, net sales of
$1,761.2 million in 2021

increased 24% compared to $1,417.7 million in 2020, primarily due to higher volumes of approximately
13%, including additional net sales from acquisitions of 4%, increases from selling price and product mix of approximately 8% and
the positive impact from foreign currency translation of 3%.

The increase in sales volumes

compared to 2020 was primarily a result
of continued new business wins and the year-over-year

improvement in end market conditions since the beginning of the COVID-19 pandemic in early 2020, partially offset by lower automotive sales due to semiconductor shortages and delayed shipments due to
supply chain challenges that occurred towards the end of 2021.

The increase in selling price and product mix is primarily the result of the Company’s broad price

increases implemented during 2021 to help offset the unprecedented increases in raw material costs as well
as global supply chain and logistics cost pressures the Company has experienced throughout 2021.
The Company’s net income and

earnings per diluted share of $121.4 million and $6.77 in 2021, respectively,

increased compared
to $39.7 million and $2.22 per diluted share, respectively,

in 2020.

Excluding non-recurring items, including costs associated with the
Combination and other non-core items in each period, the Company’s current year non-GAAP net income and non-GAAP earnings
per diluted share were $122.8 million and $6.85, respectively,

compared to $85.2 million and $4.78, respectively,

in 2020.

The
increase in the Company’s current

year earnings drove a 23% higher adjusted EBITDA to a full year record of $274.1 million
compared to $222.0 million in 2020, primarily due to the significant increase in net sales year-over-year as well as higher realized cost
synergies from the Combination, partially offset

by lower gross margins driven by higher raw material and input costs and the impacts
of disruptions in the global supply chain experienced in 2021 as well as higher selling,

general and administrative expenses (“SG&A”)
including the impact of higher sales on direct selling expenses and additional

SG&A from recent acquisitions.
The Company’s 2021

operating performance in each of its four reportable segments: (i) Americas; (ii) EMEA;

(iii) Asia/Pacific;
and (iv) Global Specialty Businesses, reflect similar drivers to that of its consolidated performance.

All four segments had higher net
sales compared to 2020 reflecting the continued rebound in 2021 from the negative impacts of COVID-19 on the Company’s

end
markets as well as continued success of winning new business in each of the

Company’s segments during 2021.

Each of the
Company’s geographic segments

benefited from higher organic sales volumes in 2021

while all of the Company’s segments also
benefitted from additional net sales from acquisitions, the positive impact from foreign currency translation due to the strengthening of most major currencies against the U.S. dollar,

and from increases in selling price and product mix.

As reported, each of the
Company’s reportable

segment operating earnings were higher compared to 2020 reflecting the increase in net sales including the
benefits of acquisitions and other factors mentioned;

however, all of the Company’s

segment’s operating earnings were negatively
impacted by persistent raw material inflation, higher logistics, labor and manufacturing costs, impacts of disruptions to the global
supply chain as well as higher SG&A which were a result of an increase in direct selling expenses associated with year-over-year
inflation increases and increases due to the increase in net sales as well as the lower levels of prior year SG&A as a result of
temporary cost saving measures implemented in response to COVID-19.

Additional details of each segment’s

operating performance
are further discussed in the Company’s

reportable segments review, in the

Operations section of this Item 7, below.

The Company generated net operating cash flow of $48.9 million in 2021 compared to $178.4 million in 2020.

The decrease in
net operating cash flow year-over-year

was primarily driven by a significant change in working capital compared to the prior year,
mainly increases in accounts receivable, due to higher net sales and in inventory,

due to higher costs as well as building inventories in
response to global supply chain and logistics pressures.

The key drivers of the Company’s operating

cash flow and overall liquidity
are further discussed in the Company’s

Liquidity and Capital Resources section of this Item 7, below.

Overall, the Company’s 2021 results

were good and reflected the Company’s

ability to navigate through persistent raw material
cost pressures, supply chain challenges and automotive semiconductor shortages.

Increases in net sales in all segments were driven by
the continued year-over-year improvement

in the Company’s end-markets and increased

customer demand from lower levels
experienced during 2020 as a result of COVID-19; however,

each segment was negatively impacted by the significant

escalation of

raw material costs as well as higher levels of SG&A compared to the prior year which included certain temporary cost saving
measures adopted during the onset of COVID-19.

Continued strong customer demand in 2021 coupled with ongoing new business wins and the execution of integration activities and synergy realization helped to partially offset the negative impacts from the
continued escalation of raw material costs and continued supply chain pressures.
As the Company looks toward 2022, the business is well positioned to continue to outpace market growth rates and deliver value-
added solutions and services to its customers.

Demand remains healthy across most of our end markets; however,

the Company
expects raw material cost pressures and supply chain disruptions to persist throughout

2022.

To mitigate these headwinds,

the
Company continues to implement further price actions and is actively managing its cost structure.

The Company believes these
actions will begin to drive a recovery in margins as it progresses through

2022.

The Company remains committed to advancing its
customer intimate strategy and sustainability program and delivering earnings growth in 2022 and beyond.
On-going impact of COVID-19
The global outbreak of COVID-19 has negatively impacted all locations where the Company does business.

Although the
Company has now operated in this COVID-19 environment for almost two years, the full extent of the outbreak and related business impacts continue to remain uncertain and volatile, and therefore the full extent to which COVID-19 may impact the Company’s

future
results of operations or financial condition is uncertain.

This outbreak has significantly disrupted the operations of the Company

and
those of its suppliers and customers.

During the pandemic, the Company initially experienced volume declines and lower net sales as
compared to pre-COVID-19 levels, as further described in this section.

Management continues to monitor the impact that the
COVID-19 pandemic is having on the Company,

the overall specialty chemical industry and the economies and markets in which the
Company operates.

The prolonged pandemic and resurgences of the outbreak including as new variants continue to emerge, and
continued restrictions on day-to-day life and business

operations as well as increased border controls or closures and transportation disruptions may result in volume declines and lower net sales in future periods.

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

The Company continues to take steps to protect the health and wellbeing of its people in affected areas through various

actions, including enabling work at home where needed and practicable, and employing social distancing standards, implementing

travel restrictions where applicable, enhancing onsite hygiene practices, and instituting visitation restrictions at the Company’s

facilities.

The Company has not and does not expect that it will incur material expenses implementing these health and safety policies.

All of the Company’s more than 30 production

facilities worldwide are open
and operating and are deemed as essential businesses in the jurisdictions where they are operating.

The Company believes that to date
it has been able to meet the needs of all its customers across the globe despite the current economic challenges.

The Company’s fiscal
year 2021 showed year-over-year improvement

from the prior fiscal year and continued a trend of gradual volume improvement which began in the second half of 2020.

The Company continues to expect that the impacts from COVID-19 will gradually decline subject
to the effective containment of the virus and its variants and successful distribution and acceptance of the available vaccines and
treatments.

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

The Company’s consolidated

allowance for
doubtful accounts was $12.3 million and $13.1 million as of December 31,

2021

and 2020, respectively.

The Company recorded
expense to increase its provision for doubtful accounts by $0.7 million,

$3.6 million and $1.9 million for the years ended December
31, 2021, 2020 and 2019, respectively.

Changing the amount of expense recorded to the Company’s

provisions by 10% would have
increased or decreased the Company’s

pre-tax earnings by $0.1 million, $0.4

million and $0.2 million for the years ended December
31, 2021, 2020 and 2019, respectively.

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

The carrying amount of the Company’s

equity investments as of December 31, 2021

was $95.3

million, which included four
investments: $21.5 million for a 32% interest in Primex, Ltd. (Barbados);

$7.1 million for a 50% interest in Nippon Quaker Chemical,
Ltd. (Japan); $0.3 million for a 50% interest in Kelko Quaker Chemical, S.A.

(Panama); and $66.4 million for a 50% interest in Korea
Houghton Corporation (Korea).

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

As of December 31, 2021

and 2020, the Company had no
remaining carrying value for its investment in Venezuela.

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
Pursuant to the Tax

Cuts and Jobs Act (“U.S. Tax

Reform”), the Company recorded a $15.5 million transition tax liability for
U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries.

As of December 31, 2021, $7.0 million in installment have
been paid with the remaining $8.5 million to be paid through installments in future years.

However, the Company may also be subject
to other taxes, such as withholding taxes and dividend distribution taxes,

if these undistributed earnings are ultimately remitted to the
U.S.

As of December 31, 2021, the Company has a deferred tax liability of

$8.4 million, which primarily represents the estimate of
the non-U.S. taxes the Company will incur to remit certain previously taxed earnings to the U.S.

It is the Company’s current intention
to reinvest its future undistributed earnings of non-U.S. subsidiaries to support working capital needs and certain other growth
initiatives outside of the U.S.

The amount of such undistributed earnings at December 31, 2021 was approximately $377.4
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

The Company’s consolidated

goodwill at both December 31, 2021 and
2020 was $631.2 million.

The Company completed its annual impairment assessment over goodwill during the fourth quarter of 2021
by performing a qualitative assessment.

Based on the assessment performed, the Company concluded that there was no evidence of
events or circumstances that would indicate a material change from the Company’s prior year quantitative

assessment by reporting
unit and, therefore, no impairment charges were

warranted.

The Company’s consolidated indefinite

-lived intangible assets at
December 31, 2021 and 2020 were $196.9 million and $205.1 million,

respectively, which primarily

consists of Houghton and
Fluidcare
TM

trademarks and tradename.

The Company completed its annual indefinite-lived intangible asset impairment assessment during the fourth quarter of 2021, and determined that no impairment charge was warranted.

The determination of estimated fair
value of these indefinite-lived intangible assets is based on a relief from royalty valuation method, which requires management’s
judgment and often involves the use of significant estimates and assumptions,

including assumptions with respect to royalty rates, as
well as revenue growth rates and terminal growth rates.

The Company’s impairment assessment

concluded that the carrying value of
acquired Houghton and Fluidcare TM

trademarks and tradename intangible assets exceeded fair value by approximately 61%.

See Note
16 of Notes to Consolidated Financial Statements in Item 8 of this Report.
As previously disclosed, as of March 31, 2020, the Company concluded that the impact of COVID-19 did not represent a
triggering

event with regards to any of the Company’s

indefinite-lived and long-lived assets, except for the Company’s

Houghton and
Fluidcare TM

trademarks and tradename indefinite-lived intangible assets.

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
TM

trademarks and
tradename intangible assets were less than their carrying values.

As a result, an impairment charge of $38.0 million

was recorded
during the first quarter of 2020 to write down the carrying values of these intangible assets to their estimated fair values.

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

2021:
1/2 Percentage Point Increase 1/2 Percentage Point Decrease
(dollars in millions) Foreign U.S. Total Foreign U.S. Total
Discount rate (1) $ (0.2) $ 0.2 $
0.0

$ 0.3 $ (0.2) $ 0.1
Expected rate of return on plan
assets (2) 0.5 0.2 0.7 (0.5) (0.2) (0.7)
(1)
The weighted-average discount rate used to determine net periodic benefit costs for the year ended December 31, 2021 was
1.4% for Foreign plans and 2.7% for U.S. plans.
(2)
The weighted average expected rate of return on plan assets used to determine net periodic benefit costs for the year ended
December 31, 2021 was 2.1% for Foreign plans and 5.8% for U.S. plans.
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

Liquidity and Capital Resources
At December 31, 2021, the Company had cash, cash equivalents and restricted cash of $165.2 million.

Total cash, cash
equivalents and restricted cash was $181.9 million at December

31, 2020.

The $16.7 million decrease in cash, cash equivalents and
restricted cash was the net result $49.1 million of cash used in investing activities, $13.5 million of cash used in financing activities and approximately $3.1 million of negative impacts due to the effect of foreign currency translation on cash, partially offset by $48.9 million of cash provided by operating activities.
Net cash flows provided by operating activities were $48.9 million in

2021 compared to $178.4 million in 2020.

The Company’s
current year net operating cash flow decrease was primarily driven by a significant change in working capital which more than offset the Company’s higher earnings in 2021

.

The significant increase in current year net sales resulted in a large increase in accounts
receivable in 2021 as compared to a significant decrease during

2020 as net sales and the associated accounts receivables significantly declined in 2020

due to the negative impact from COVID-19.

In addition, the Company has experienced an increase in inventory in
2021 as a result of continued rising raw material costs as well as a build in inventory to ensure the Company has appropriate stock to
meet customer demands in response to ongoing stress on the global supply chain.
Net cash flows used in investing activities were $49.1 million in 2021 compared to $71.4 million in 2020.

This $22.3 million
decrease in cash outflows used in investing activities was due to lower cash payments related to acquisitions during 2021 as a result of
the level of acquisition activity in each year and higher cash proceeds from the disposition of assets, which includes the sale of certain held-for-sale real property assets related to the Combination.

Capital expenditures also increased to $21.5 million in 2021 compared to $17.9 million in 2020 due to the continued strategic and integration related capital investments the Company has and continues to
make.

Net cash flows used in financing activities were $13.5 million in 2021 compared to $75.3 million in 2020.

The $61.8 million
decrease in net cash outflows from financing activities was primarily driven by an increase in borrowings in the current year under the
Company’s revolving credit

facility compared to repayments in the prior year which was driven by significant working capital
investment in the current year described above.

In addition, the Company paid $28.6 million of cash dividend during

2021, a $1.0
million or 4% increase in cash dividends compared to the prior year due to cash dividend per share increases.

Finally, during 2020,
the Company used $1.0 million to purchase the remaining noncontrolling interest in one of its South African affiliates.

Prior to this
buyout, this South African affiliate made a distribution

to the prior noncontrolling affiliate shareholder of approximately $0.8 million
in 2020.

There were no similar noncontrolling interest activities in 2021.

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
ratio.

On December 10, 2021, the Company amended the Credit Facility to include an update to provide for the use of a non-USD
currency LIBOR successor rate.

The weighted average interest rate incurred on the outstanding borrowings under the Credit Facility
during the year ended and as of December 31, 2021 was approximately

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
Facility.

As of December 31, 2021, the consolidated net debt to consolidated adjusted EBITDA ratio may not exceed 3.75 to 1.

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

As of December 31, 2021
and 2020, the Company was in compliance with all of the Credit Facility covenants.

The Term Loans have quarterly

principal
amortization during their five year terms, with 5.0% amortization of the principal balance due in years 1 and 2, 7.5% in year 3, and
10.0% in years 4 and 5, with the remaining principal amount due at maturity.

The Credit Facility is guaranteed by certain of the
Company’s domestic subsidiaries

and is secured by first-priority liens on substantially all of the assets of the

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

based on the Company’s consolidated

net leverage ratio.

At the time the
Company entered into the swaps, and as of December 31, 2021, the aggregate interest rate on the swaps, including the fixed base rate plus an applicable margin, was 3.1%.

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

As of December 31, 2021, the Company had Credit Facility borrowings outstanding of $889.6 million.

As of December 31, 2020,
the Company had Credit Facility borrowings outstanding of $887.1 million.

The Company has unused capacity under the Revolver of
approximately $184 million, net of bank letters of credit of approximately

$4 million, as of December 31, 2021.

The Company’s other
debt obligations are primarily industrial development bonds

,

bank lines of credit and municipality-related loans, which totaled $11.8 million and $12.1

million as of December 31, 2021

and 2020, respectively.

Total unused capacity under

these arrangements as of
December 31, 2021 was approximately $26 million.

The Company’s total net debt

as of December 31, 2021 was $736.2 million.
The Company estimates that it realized full year cost synergies related to the Combination in 2021

of approximately $75 million
compared to $58 million in 2020.

The Company has fully achieved its annual target Combination cost synergies of approximately $80
million going forward.

The Company incurred $18.6 million of total Combination, integration and other acquisition-related expenses
in 2021, which includes $0.7 million of accelerated depreciation and is net of a $5.4 million gain on the sale of certain held-for-sale real property assets and $0.6 million of other income related to an indemnification asset, described in the Non-GAAP Measures
section of this Item below.

The Company had aggregate net cash outflows of approximately $20.6 million related to the Combination,
integration and other acquisition-related expenses during 2021.

Comparatively, in 2020, the

Company incurred $30.3 million of total
Combination, integration and other acquisition-related expenses, including

$0.8 million of accelerated depreciation, a $0.6 million loss on the sale of held-for-sale assets, an $0.8 million of other income related to an indemnification asset, and aggregate net cash outflows
related to these costs were approximately $29.4 million. While the Company has incurred significant integration costs in 2019, 2020 and 2021, the Company expects to incur additional integration and operating costs as well as higher capital expenditures to further
optimize its footprint, processes and other functions over the next several years.

Quaker Houghton’s management

approved, and the Company initiated, a global restructuring plan (the

“QH Program”) in the
third quarter of 2019 as part of its planned cost synergies associated with the Combination and recorded $26.7 million in restructuring and related charges in 2019.

The Company recognized an additional $1.4 million and $5.5 million of restructuring and related charges
in 2021 and 2020, respectively,

as a result of the QH Program.

The QH Program includes restructuring and associated severance costs to reduce total headcount by approximately 400 people globally and plans for the closure of certain manufacturing and non-
manufacturing facilities.

In connection with the plans for closure of certain manufacturing and non-manufacturing facilities, the
Company made a decision to make available for sale certain facilities during the second quarter of 2020.

During the first quarter of
2021 and fourth quarter of 2020, certain of these facilities were sold and the Company recognized a gain on disposal of $5.4 million and a loss on disposal of $0.6 million, respectively,

included within other income (expense), net on the Consolidated Statement of
Income.

The exact timing and total costs associated with the QH Program will depend on a number of factors and is subject to
change; however, reductions in headcount

and site closures have continued,

and the Company currently expects additional headcount
reductions and site closures to occur into 2022 and estimates that the anticipated cost synergies realized under the QH Program will
approximate one-times restructuring costs incurred.

The Company made cash payments related to the settlement of restructuring liabilities under the QH Program during 2021 of approximately $5.3 million compared to $15.7 million in 2020.
During the first quarter of 2020, the Company completed the termination of the Legacy Quaker U.S. Pension Plan and funded the
plan on a termination basis with approximately $1.8 million, subject to final true up adjustments.

In the third quarter of 2020, the
Company finalized the amount of liability and related annuity payments and received a refund in premium of $1.6 million.

In
addition, the Company recorded a non-cash pension settlement charge at plan termination of approximately $22.7 million in the first quarter of 2020.
As of December 31, 2021, the Company’s

gross liability for uncertain tax positions, including interest and penalties,

was $28.7
million.

The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position
liability.

However, should the entire liability be

paid, the amount of the payment may be reduced by up to $7.3 million as a result of offsetting benefits in other tax jurisdictions.

During the year ended 2021, the Company recorded $13.1 million of non-income tax credits for certain of its Brazilian subsidiaries.

The Company expects to utilize these credits to offset certain Brazilian federal tax
payments over approximately two years, which began in the fourth quarter of 2021.

See Note 26 of Notes to Consolidated Financial
Statements in Item 8 of this Report.
During the third quarter of 2021, two of the Company’s

locations suffered property damage as a result of flooding and fire.

The
Company maintains property insurance for all of its facilities globally.

The Company, its insurance

adjuster and insurance carrier are
actively managing the remediation and restoration activities associated with both of these events and at this time the Company has
concluded, based on all available information and discussions with its insurance adjuster and insurance carrier, that the losses incurred
during 2021 will be covered under the Company’s

property insurance coverage, net of an aggregate deductible of $2.0 million.

The
Company has received payments from its insurers of $2.1 million and has recorded an insurance receivable associated with these
events of $0.7 million as of December 31, 2021.

The Company and its insurance carrier continue to review the impact on operations as it relates to a potential business interruption insurance claim; however,

as of the date of this report, the Company cannot reasonably estimate any probable amount of business interruption insurance claim recoverable, therefore the Company has not recorded a gain contingency for a possible business interruption insurance claim as of December

31, 2021.

See Note 26 of Notes to Consolidated
Financial Statements in Item 8 of this Report.

The Company believes that its existing cash, anticipated cash flows from operations and available additional liquidity will be
sufficient to support its operating requirements and fund

its business objectives for at least the next twelve months and beyond, including but not limited to, payments of dividends to shareholders, costs related to the Combination and other acquisitions and as
well as ongoing integration and optimization,

pension plan contributions, capital expenditures, other business opportunities

(including
potential acquisitions),

implementing actions to achieve the Company’s

sustainability goals and other potential contingencies.

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

The following table summarizes the Company’s

contractual obligations as of December 31, 2021, and the effect such obligations
are expected to have on its liquidity and cash flows in future periods.

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

Interest obligations
on the Company’s long-term

debt and capital leases assume the current debt levels will be outstanding for the entire respective period
and apply the interest rates in effect as of December 31, 2021.
Payments due by period
(dollars in thousands) 2027 and
Contractual Obligations Total 2022 2023 2024 2025 2026 Beyond
Long-term debt $ 900,633 $ 56,759 $ 75,553 $ 758,045 $ 122 $ 80 $ 10,074
Interest obligations 39,975 14,287 13,184 10,751 526 526 701
Capital lease obligations 868 219 212 196 176 65 -
Operating leases 41,395 11,346 9,041 7,017 5,292 4,197 4,502
Purchase obligations 3,652 3,197 416 39 - - -
Transition tax 8,500 - 1,529 3,099 3,872 - -
Pension and other postretirement plan

contributions 13,347 13,347 - - - - -
Other long-term liabilities (See Note 22 of
Notes to Consolidated Financial Statements) 12,040 - - - - - 12,040
Total contractual

cash obligations
$ 1,020,410 $ 99,155 $ 99,935 $ 779,147 $ 9,988 $ 4,868 $ 27,317
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
Non-GAAP Operating Income and Margin Reconciliations For the years ended December 31,
2021 2020 2019
Operating income $ 150,466 $ 59,360 $ 46,134
Houghton combination, integration and other

acquisition-related expenses (a) 24,611 30,446 35,945
Restructuring and related charges (b) 1,433 5,541 26,678
Fair value step up of acquired inventory sold (c) 801 226 11,714
Executive transition costs (d) 2,986 - -
Inactive subsidiary's non-operating litigation costs (e) 819 - -
Customer bankruptcy costs (f) - 463 1,073
Facility remediation costs, net (g) 1,509 - -
Charges related to the settlement of a non-core equipment sale (h) - - 384
Indefinite-lived intangible asset impairment (i) - 38,000 -
Non-GAAP operating income $ 182,625 $ 134,036 $ 121,928
Non-GAAP operating margin (%) (r) 10.4% 9.5% 10.8%
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and
Non-GAAP Net Income Reconciliations For the years ended December 31,
2021 2020 2019
Net income attributable to Quaker Chemical Corporation $ 121,369 $ 39,658 $ 31,622
Depreciation and amortization (a)(p) 87,728 84,494 45,264
Interest expense, net (a) 22,326 26,603 16,976
Taxes on income before

equity in net income of associated companies (q)
34,939 (5,296) 2,084
EBITDA 266,362 145,459 95,946
Equity income in a captive insurance company (j) (4,993) (1,151) (1,822)
Houghton combination, integration and other

acquisition-related expenses (a) 17,917 29,538 35,361
Restructuring and related charges (b) 1,433 5,541 26,678
Fair value step up of acquired inventory sold (c) 801 226 11,714
Executive transition costs (d) 2,986 - -
Inactive subsidiary’s non

-operating litigation cost (e)
819 - -
Customer bankruptcy costs (f) - 463 1,073
Facility remediation costs, net (g) 2,066 - -
Charges related to the settlement of a non-core equipment sale (h) - - 384
Indefinite-lived intangible asset impairment (i) - 38,000 -
Pension and postretirement benefit (income) costs,

non-service components (k) (759) 21,592 2,805
Gain on changes in insurance settlement restrictions of an inactive subsidiary and related insurance insolvency recovery (l) - (18,144) (60)
Brazilian non-income tax credits (m) (13,087) - -
Currency conversion impacts of hyper-inflationary economies (n) 564 450 1,033
Adjusted EBITDA
$ 274,109 $ 221,974 $ 173,112
Adjusted EBITDA margin (%) (r) 15.6% 15.7% 15.3%
Adjusted EBITDA
$ 274,109 $ 221,974 $ 173,112
Less: Depreciation and amortization - adjusted (a)
87,002 83,732 44,680
Less: Interest expense, net - adjusted (a)
22,326 26,603 14,896
Less: Taxes on income

before equity in net income

of associated companies - adjusted (o)(q)
41,976 26,488 24,825
Non-GAAP net income
$ 122,805 $ 85,151 $ 88,711

Non-GAAP Earnings per Diluted Share Reconciliations
For the years ending December 31,
2021 2020 2019
GAAP earnings per diluted share attributable to
Quaker Chemical Corporation common shareholders $ 6.77 $ 2.22 $ 2.08
Equity income in a captive insurance company per diluted share (j) (0.28) (0.07) (0.12)
Houghton combination, integration and other

acquisition-related expenses per diluted share (a)
0.79 1.31 2.05
Restructuring and related charges per diluted share (b) 0.07 0.23 1.34
Fair value step up of acquired inventory sold per diluted share (c) 0.03 0.01 0.58
Executive transition costs per diluted share (d) 0.13 - -
Inactive subsidiary’s non

-operating litigation costs per diluted share (e)
0.04 - -
Customer bankruptcy costs per diluted share (f) - 0.02 0.05
Facility remediation costs, net per diluted share (g) 0.09 - -
Charges related to the settlement of a non-core equipment

sale per diluted share (h)
- - 0.02
Indefinite-lived intangible asset impairment per diluted share (i) - 1.65 -
Pension and postretirement benefit costs, non-service

components per diluted share (k)
(0.04) 0.79 0.14
Gain on changes in insurance settlement restrictions of an inactive subsidiary and related insurance insolvency recovery per diluted share (l)
- (0.78) 0.00
Brazilian non-income tax credits per diluted share (m) (0.46) - -
Currency conversion impacts of hyper-inflationary economies

per diluted share (n)
0.03 0.02 0.07
Impact of certain discrete tax items per diluted share (o)
(0.32) (0.62) (0.38)
Non-GAAP earnings per diluted share (s) $ 6.85 $ 4.78 $ 5.83
(a)
Houghton combination, integration and other acquisition-related expenses include certain legal, financial, and other advisory and consultant costs incurred in connection with post-closing integration activities including internal control readiness and
remediation, as well as due diligence, regulatory approvals and closing the Combination.

These costs are not indicative of the
future operating performance of the Company.

Approximately $0.6 million, $1.5 million and $9.4 million for the years ended
December 31, 2021, 2020 and 2019, respectively,

of these pre-tax costs were considered non-deductible for the purpose of determining the Company’s

effective tax rate, and, therefore, taxes on income before equity in net income of associated
companies - adjusted reflects the impact of these items.

During 2021, 2020 and 2019, the Company recorded $0.7 million, $0.8 million, and $0.6 million, respectively,

of accelerated depreciation related to certain of the Company’s facilities, which is
included in the caption “Houghton combination, integration and other acquisition-related expenses” in the reconciliation of
operating income to non-GAAP operating income and included in the caption “Depreciation and amortization” in the
reconciliation of net income attributable to the Company to EBITDA, but excluded from the caption “Depreciation and
amortization – adjusted” in the reconciliation of adjusted EBITDA to non-GAAP net income attributable to the Company.

During
2019, the Company incurred $2.1 million of ticking fees to maintain the bank commitment related to the Combination.

These
interest costs are included in the caption “Interest expense, net” in the reconciliation of net income attributable to the Company to
EBITDA, but are excluded from the caption “Interest expense, net

– adjusted” in the reconciliation of adjusted EBITDA to non-
GAAP net income.

During 2021 and 2020, the Company recorded $0.6 million and $0.8 million, respectively,

of other income
related to an indemnification asset.

During 2021 and 2020, the Company recorded a gain of $5.4 million and a loss of $0.6
million, respectively,

on the sale of certain held-for-sale real property assets related to the Combination.

Each of these items are
included in the caption “Houghton combination, integration and other acquisition expenses” in the reconciliation of GAAP
earnings per diluted share attributable to Quaker Chemical Corporation common shareholders to Non-GAAP earnings per diluted
share as well as the reconciliation of Net Income attributable to Quaker

Chemical Corporation to Adjusted EBITDA and Non-
GAAP net income See Note 2 and Note 9 of Notes to Consolidated Financial

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

This increases to costs of goods sold (“COGS”) are not indicative of the future operating performance of the Company.

(d)
Executive transition costs represent the costs related to the Company’s search, hiring and transition to a new CEO in connection
with the executive transition that look place in 2021.

These expenses are not indicative of the future operating performance of the
Company.

(e)
Inactive subsidiary’s non

-operating litigation costs represents the charges incurred by an inactive subsidiary of the Company and
are a result of the termination of restrictions on insurance settlement reserves.

These charges are not indicative of the future
operating performance of the Company.

See Note 26 of Notes to Consolidated Financial Statements, which appears in Item 8 of
this Report.
(f)
Customer bankruptcy costs represent the cost associated with a specific reserve for trade accounts receivable related to a customer
who filed for bankruptcy protection.

These expenses are not indicative of the future operating performance of the Company.

See
Note 13 of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report.
(g)
Facility remediation costs, net, presents the gross costs associated with remediation,

cleaning and subsequent restoration costs
associated with the property damage to certain of the Company’s facilities, net of insurance recoveries received.

These charges
are non-recurring and are not indicative of the future operating performance of the Company.

See Note 26 of Notes to
Consolidated Financial Statements, which appears in Item 8 of this Report.
(h)
Charges related to the settlement of a non-core equipment

sale represent the pre-tax charge related to a one-time, uncommon, customer settlement associated with a prior sale of non-core equipment.

These charges are not indicative of the future operating
performance of the Company.
(i)
Indefinite-lived intangible asset impairment represents the non-cash charge taken to write down the value of certain indefinite-
lived intangible assets associated with the Combination.

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
(k)
Pension and postretirement benefit (income) costs, non-service components represent the pre-tax, non-service components of the
Company’s pension and postretirement

net periodic benefit cost in each period.

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
(m)
Brazilian non-income tax credits represent indirect tax credits related to certain of the Company’s Brazilian subsidiaries
prevailing in a legal claim as well as the Brazil Supreme Court ruling on these non

-income tax matters.

The non-income tax
credit is non-recurring and not indicative of the future operating performance of the Company.

See Note 26 of Note to
Consolidated Financial Statements, which appears in Item 8 of this Report.
(n)
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

July 1, 2018.

In addition, the
Company’s Argentine

Houghton subsidiary also applies hyper-inflationary accounting.

During 2021, 2020 and 2019, the
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

(o)
The impacts of certain discrete tax items includes

the impact of changes in certain valuation allowances

recorded on certain of the
Company’s foreign

tax credits, tax law changes in foreign jurisdictions, changes in withholding tax rates, the tax impacts of non-
income tax credits associated with certain of the Company’s

Brazilian subsidiaries and the associated impact on previously accrued for distributions at certain of the Company’s

Asia/Pacific subsidiaries, the one-time deferred tax benefit recorded on the transfer of intangible assets between the Company’s

subsidiaries as well as the offsetting impact and amortization of a deferred

tax benefit the Company recorded during 2020 and 2019 related to similar intercompany intangible asset transfers.

Additionally,
the 2019 amounts include certain transition tax adjustments related to adjustments to adopt U.S. Tax Reform.

See Note 10 of
Notes to Consolidated Financial Statements, which appears in Item

8 of this Report.
(p)
Depreciation and amortization for the years ended December 31, 2021,

2020 and 2019 includes $1.2 million, $1.2 million and
$0.4 million, respectively,

of amortization expense recorded within equity in net income of associated companies in the
Company’s Consolidated

Statements of Income, which is attributable to the amortization of the fair value step up for the
Company’s 50% interest Korea Houghton

Corporation as a result of required purchase accounting.
(q)
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

Houghton combination, integration and other acquisition-related expenses described in (a) resulted in incremental taxes of $4.2 million for 2021, $6.9 million for 2020, and $6.7 million for 2019.

Restructuring and related charges described in (b)

resulted in incremental taxes of $0.3 million for 2021, $1.4 million for 2020 and $6.2 million for 2019.

Fair value step up of inventory sold described in (c) resulted in incremental taxes of $0.2 million,

less
than $0.1 million and $2.9 million for 2021, 2020 and 2019, respectively.

Executive transition expenses described in (d) resulted
in incremental taxes of $0.7 million for 2021.

Inactive subsidiary non-operating litigation costs described in (e) resulted in incremental taxes of $0.2

million for 2021.

Customer bankruptcy costs described in (f) resulted in incremental taxes of $0.1 million in 2020 and $0.3 million in 2019.

Facility remediation costs, net described in (g) results in incremental taxes of $0.5 million for 2021.

Charges related to the settlement of a non-core equipment

sale described in (h) resulted in incremental taxes of
$0.1 million for 2019.

Indefinite-lived intangible asset impairment described in (i) resulted in incremental taxes of $8.7 million
for 2020.

Pension and postretirement benefit (income) costs, non-service components described in (k) resulted in a reduction of
taxes of $0.1 million for 2021 and incremental taxes of $7.5 million for 2020,

and $0.7 million for 2019.

Gain on changes in
insurance settlement restrictions of an inactive subsidiary

and related insurance insolvency recovery described in (l) resulted in a reduction of taxes of $4.2 million in 2020 and less than $0.1 million in

2019.

Brazilian non-income tax credits described in (m)
resulted in a reduction of taxes of $4.8 million for 2021.

The impact of certain discrete items described in (o) resulted in a tax benefit of $5.8 million for 2021, incremental taxes of $11.2 million for 2020, and a reduction of taxes of $5.7 million in 2019.

(r)
The Company calculates adjusted EBITDA margin

and non-GAAP operating margin as the percentage of adjusted EBITDA

and
non-GAAP operating income to consolidated net sales.
(s)
The Company calculates non-GAAP earnings per diluted share as non

-GAAP net income attributable to the Company per
weighted average diluted shares outstanding using the “two-class share method”

to calculate such in each given period.
Off-Balance Sheet Arrangements
The Company had no material off-balance sheet commitments or obligations as of December 31, 2021.

The Company’s only off-
balance sheet commitments or obligations outstanding as of December 31,

2021 represented approximately $6 million of total bank
letters of credit and guarantees.

The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital
resources.

See Note 20 of Notes to Consolidated Financial Statements in Item 8 of this Report.
Operations
Consolidated Operations Review – Comparison of 2021 with 2020
Net sales were $1,761.2 million in 2021 compared to $1,417.7 million in 2020.

The net sales increase of approximately $343.5
million or 24% year-over-year was primarily due to higher sales volumes of

13%, which includes additional net sales from recent
acquisitions of 4%, increases from selling price and product mix of 8% and the positive impact of foreign currency translation of 3%.

The increase in organic sales volumes compared to 2020

was primarily the result of the continued year-over-year

improvement in end
market conditions from the prior year impacts of COVID-19 and continued

market share gains.

Sales from acquisitions is primarily
driven by the Company’s acquisition

of Coral Chemical Company (“Coral”) in December 2020 and

the tin-plating solutions business
acquired in February 2021.

The increase from selling price and product mix includes the impact of current year selling price increases
implemented in response to the increases in raw material costs experienced in 2021.

The positive impact from foreign currency
translation is primarily the result of the strengthening of the Chinese renminbi,

euro, Mexican peso, the Canadian dollar and the
British pound against the U.S. dollar year-over-year.
COGS were $1,166.5 million in 2021 compared to $904.2 million in 2020.

The increase in COGS of 29% was driven by the
associated COGS on the increase in net sales described above, and continued increases in the Company’s global

raw material costs
compared to the prior year and the impacts of supply constraints in the current year.
Gross profit in 2021 of $594.6 million increased $81.2 million or approximately

16% from 2020, due primarily to the increase in
net sales noted above.

The Company’s reported gross margin

in 2021 was 33.8% compared to 36.2% in 2020.

The lower current year
gross margin is primarily attributable to increased raw materials and other costs that began in the fourth quarter of 2020 and have continued throughout 2021 and the impacts of constraints on the world’s global supply chain partially offset by the Company’s
ongoing pricing initiatives.

SG&A in 2021 increased $38.1 million compared to 2020 due primarily to the impact of sales increases on direct selling costs,
year-over-year inflation increases, additional

SG&A from recent acquisitions and higher SG&A due to foreign currency translation,
partially offset by lower incentive compensation year-over

-year as well as the benefits of additional realized cost synergies associated with the Combination year-over-year.

In addition, SG&A was lower in the prior year period as a result of temporary cost saving
measures the Company implemented in response to COVID-19.

While the Company continues to manage costs during the on-going pandemic, it has incurred higher SG&A year-over-year

as the global economy continues to gradually rebound.
During 2021 and 2020, the Company incurred $23.9 million and $29.8 million, respectively, of

Combination, integration and
other acquisition-related expenses primarily for professional fees related to Houghton integration and other acquisition-related
activities.

See the Non-GAAP Measures section of this Item, above.
The Company initiated a restructuring program during 2019 as part of its global plan to realize cost synergies associated with the
Combination.

The Company incurred restructuring and related charges for reductions in headcount and site closures under this
program, net of adjustments to initial estimates for severance, of an expense of $1.4 million and $5.5 million during 2021 and 2020, respectively.

See the Non-GAAP Measures section of this Item, above.
Operating income in 2021 was $150.5 million compared to $59.4 million in 2020.

Excluding Combination, integration and other
acquisition-related expenses, restructuring and related charges and other non-core items, the Company’s

current year non-GAAP
operating income of $182.6 million increased compared to $134.0 million in the prior year, primarily due

to the increase in net sales
described above and the benefits from cost savings related to the Combination offset by an increase in SG&A as well as the significant
increases in raw material costs year-over-year.

The Company estimates that it realized cost synergies associated with the

Combination
of approximately $75 million during 2021 compared to approximately

$58 million during 2020.
The Company had other income, net, of $18.9 million in 2021 compared to other expense, net, of $5.6 million in 2020.

The year-
over-year change was primarily a result of other income related to certain non-income tax credits recorded by the Company’s
Brazilian subsidiaries, the gain on the sale of certain held-for-sale real property assets and lower foreign currency transaction losses in
2021 as compared to the prior year.

The Company had non-service components of pension and postretirement benefit income in the
current year compared to an expense in the prior year as a result of the $22.7 million pension settlement charge directly related to the
termination of the Legacy Quaker U.S. pension plan partially offset by a $18.1 million gain related to the lapse of restrictions over certain cash that was previously designated solely for the settlement of asbestos claims at an inactive subsidiary,

all of which are
described in the Non-GAAP Measures section of this Item, above.
Interest expense, net, decreased $4.3 million compared to 2020 driven by lower current year average borrowings outstanding as a
result of the additional revolver borrowings drawn during part of 2020 at the onset of the pandemic to add additional liquidity,

coupled
with a decline in overall interest rates year-over-year,

as the weighted average interest rate incurred on borrowings under the
Company’s credit facility was approximately

1.6% during 2021 compared to approximately 2.2% during 2020.
The Company’s effective

tax rates for 2021 and 2020 were an expense of 23.8% and benefit of 19.5%, respectively.

The
Company’s higher current year

effective tax rate is driven by a higher level of pre-tax earnings and mix of earnings, as well as
deferred tax expense related to the planned repatriation of non-U.S.

earnings.

In addition, the rate was impacted by certain one-time
charges and benefits related to an intercompany intangible

asset transfer and related royalty income recognition offset by changes in
the valuation allowance for foreign tax credits.

Comparatively, the prior

year effective tax rate was impacted by the tax effect of
certain one-time tax charges and benefits related to a 2020 intercompany intangible asset transfer, additional charges

for uncertain tax
positions relating to certain foreign tax audits, and the tax impact of the Company’s termination of its Legacy Quaker U.S. pension
plan.

Excluding the impact of these items as well as all other non-core items in each year, described in the Non-GAAP Measures
section of this Item, above, the Company estimates that the 2021 and 2020 effective tax rates would have been approximately 26%
and 25%, respectively.

The higher estimated current year tax rate was primarily driven by a higher level of pre

-tax earnings and the
impact of changes in mix of earnings,

deferred taxes related to the planned repatriation of non-U.S. earnings, and provision to return
adjustments in the prior period.

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

In addition, the
foreign tax credit valuation allowance, or absence thereof, is based on a number of variables, including forecasted earnings, which
may vary.
Equity in net income of associated companies increased $2.0 million in

2021 compared to 2020, primarily due to higher current
year income from the Company’s interest

in a captive insurance company partially offset by lower earnings from the Company’s 50%
interest in a joint venture in Korea compared to the prior year.

See the Non-GAAP Measures section of this Item, above.

Net income attributable to noncontrolling interest was less than $0.1 million in 2021 compared to $0.1 million in 2020
primarily a
result of the first quarter of 2020 acquisition of the remaining ownership interest in one of the Company’s South

African affiliates
.
Foreign exchange positively impacted the Company’s

yearly results by approximately 6% driven by the positive impact from foreign currency translation on earnings as well as lower foreign exchange transaction losses in the current year as compared to the
prior year.

Consolidated Operations Review – Comparison of 2020 with 2019
Net sales were $1,417.7 million in 2020 compared to $1,133.5 million in 2019.

The net sales increase of 25% year-over-year
includes additional net sales from acquisitions, primarily Houghton and Norman Hay, of $408.6 million.

Excluding net sales related
to acquisitions, the Company’s prior

year net sales would have declined approximately 11%

which reflects a decrease in sales volumes
of 9%, a negative impact from foreign currency translation of 1% and a decrease from selling price and product mix of 1%.

The
primary driver of the volume decline in the prior year was the negative impact of COVID-19 on global production levels.
COGS were $904.2 million in 2020 compared to $741.4 million in

2019.

The increase in COGS of 22% was primarily due to the
inclusion of a full year of Houghton and Norman Hay COGS and $0.8 million of accelerated depreciation charges in 2020, partially
offset by lower prior year COGS on the decline in net sales due to COVID-19 and 2019 charges of $11.7

million to increase acquired
inventory to its fair value, described in the Non-GAAP Measures section of this Item above.
Gross profit in 2020 increased $121.3 million or 31% from 2019 due primarily to additional gross profit from Houghton and
Norman Hay.

The Company’s reported gross

margin in 2020 was 36.2% compared to 34.6% in 2019, which included the inventory
fair value step up described above.

Excluding one-time increases to COGS in both periods, the Company estimates that its gross
margins for 2020 and 2019 would have been 36.3% and 35.7%,

respectively.

The estimated increase in gross margin year-over-year
was primarily due to lower COGS as a result of the Company’s progress on Combination-related logistics, procurement and
manufacturing cost savings initiatives, partially offset

by the lower sales volumes on certain fixed manufacturing costs.
SG&A in 2020 increased $96.9 million compared to 2019 due primarily to additional SG&A from Houghton and Norman Hay,
partially offset by the impact of COVID-19 cost savings

actions, including lower travel expenses, and the benefits of realized costs savings associated with the Combination.
During 2020, the Company incurred $29.8 million of Combination,

integration and other acquisition-related expenses, primarily for professional fees related to Houghton integration and other acquisition

-related activities.

Comparatively,

the Company incurred
$35.5 million of similar expenses in 2019,

primarily due to various professional fees related to integration planning and regulatory
approval as well as professional fees associated with closing the Combination.

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

This non-cash impairment charge is related to certain
acquired Houghton trademarks and tradenames and is primarily the result of the negative impacts of COVID-19 on their estimated fair values.

There were no additional impairment charges in the remainder of

2020 or in 2019.

See the Critical Accounting Policies and
Estimates section as well as the Non-GAAP Measures section, of this Item, above.
Operating income in 2020 was $59.4 million compared to $46.1 million in 2019.

Excluding Combination, integration and other
acquisition-related expenses, restructuring and related charges, the non-cash indefinite-lived intangible asset impairment charge,

and
other expenses that are not indicative of the Company’s

future operating performance, the Company’s

non-GAAP operating income
during 2020 of $134.0 million increased compared to $121.9 million in 2019, primarily due to additional operating income from
Houghton and Norman Hay and the benefits from costs savings initiatives related to the Combination, partially offset by the current
year negative impact due to COVID-19.
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

Additionally, the
increase year-over-year in other expense,

net, includes higher foreign currency transaction losses in 2020.

Interest expense, net, increased $9.6 million in 2020 compared to 2019 primarily due to a full year of borrowings under the
Company’s Credit Facility to

finance the closing of the Combination on August 1, 2019, partially offset by lower overall interest rates
in the 2020.
The Company’s effective

tax rates for 2020 and 2019 were a benefit of 19.5% and an expense of 7.2%, respectively.

The
Company’s 2020 effective

tax rate was impacted by the tax effect of certain one-time

tax charges and benefits, including deferred tax
benefits related to an intercompany intangible asset transfer,

as well as changes in the valuation allowance for foreign tax credits, additional charges for uncertain tax positions relating to

certain foreign tax audits, and the tax impact of the Company’s termination of
its Legacy Quaker U.S. pension plan.

Comparatively, the 2019 effectiv

e

tax rate was primarily impacted by certain non-deductible
costs associated with the Combination as well as a deferred tax benefit related to a separate intercompany intangible asset transfer.

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

Equity in net income of associated companies increased $2.3 million in

2020 compared to 2019, primarily due to additional
earnings from our 50% interest in a joint venture in Korea partially offset by lower earnings from the Company’s

interest in a captive
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
Reportable Segments Review - Comparison of 2021 with 2020
The Company’s reportable

segments reflect the structure of the Company’s

internal organization, the method by which the
Company’s resources are allocated

and the manner by which the chief operating decision maker of the Company assesses its
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

net.
Americas
Americas represented approximately 33% of the Company’s

consolidated net sales in 2021.

The segment’s net sales were $572.6
million, an increase of $122.5 million or 27% compared to 2020.

The increase in net sales was driven by a benefit in selling price and product mix of 11%, increases in organic

volumes of approximately 10%, additional net sales from acquisitions of 5%, and the positive impact of foreign currency translation of 1%.

The current year organic volume increase was driven by the continued
improvement in end market conditions compared to the prior year which was impacted by COVID-19.

The increase in selling price
and product mix is primarily driven by price increases implemented to help offset the significant increases in raw material and other input costs incurred during 2021.

The foreign exchange impact was primarily driven by the strengthening of the Mexican peso against
the U.S. dollar, as this exchange rate averaged

20.27 in 2021 compared to 21.34 during 2020.

This segment’s operating earnings were
$124.9 million, an increase of $28.5 million or 30% compared to 2020.

The increase in segment operating earnings reflects the higher net sales, described above, partially offset by lower gross

margins driven by the continued raw material cost increases and global
supply chain and logistics pressures coupled with higher SG&A including an increase in direct selling costs associated with higher net sales, SG&A from acquisitions and an increase in SG&A as the prior year included temporary cost savings measures implemented in
response to the onset of the COVID-19 pandemic.
EMEA
EMEA represented approximately 27% of the Company’s

consolidated net sales in 2021.

The segment’s net sales were $480.1
million, an increase of $96.9 million or 25% compared to 2020.

The increase in net sales was driven by a benefit from selling price and product mix of 10%, increases in organic volumes of

approximately 9%, the positive impact of foreign currency translation of 4%, and additional net sales from acquisitions of 2%.

The increase in selling price and product mix is primarily driven by price increases implemented to offset the significant increase in raw

material and other input costs incurred during 2021.

The current year volume
increase was driven by the continued improvement in end market conditions compared to the prior year which was heavily impacted
by COVID-19.

The foreign exchange impact was primarily driven by the strengthening of the euro against the U.S. dollar as this
exchange rate averaged 1.18 in 2021 compared to 1.14 in 2020.

This segment’s operating earnings were

$85.2 million, an increase of
$16.0 million or 23% compared to 2020.

The increase in segment operating earnings reflects the higher net sales described above,
partially offset by lower current year gross margins

driven by the continued raw material cost increases and global supply chain and logistics pressures as well as higher SG&A including increases in direct selling costs associated with higher net sales as well as
increases as the prior year included temporary cost savings measures implemented in response to the onset of the COVID-19
pandemic.
Asia/Pacific
Asia/Pacific represented approximately 22% of the Company’s

consolidated net sales in 2021.

The segment’s net sales were
$388.2 million, an increase of approximately $72.9 million or 23%

compared to 2020.

The increase in net sales year-over-year was
driven by increases in volumes of approximately 15%, the positive impact of foreign currency translation of 5%, increases from
selling price and product mix of 2% and additional net sales from acquisitions of 1%.

The current year volume increase was driven by
the continued improvement in end market conditions compared to the prior year which was impacted by COVID-19.

The foreign

exchange impact was primarily due to the strengthening of the Chinese renminbi against the U.S. dollar as this exchange rate averaged
6.45 in 2021 compared to 6.90 in 2020.

This segment’s operating earnings were

$96.3 million, an increase of $8.0 million or 9%
compared to 2020.

The increase in segment operating earnings was driven by the higher net sales described above,

partially offset by
lower gross margins driven by the continued raw material cost increases and global supply chain and logistics pressures as well as
higher direct selling costs associated with higher net sales and an increase in SG&A as the prior year included temporary cost savings
measures implemented in response to the onset of the COVID-19 pandemic

.
Global Specialty Businesses
Global Specialty Businesses represented approximately 18% of the

Company’s consolidated net sales in

2021.

The segment’s net
sales were $320.2 million, an increase of $51.2 million or 19% compared to 2020.

The increase in net sales was driven by increases in
selling price and product mix, including Norman Hay,

of 14%, additional net sales from acquisitions of 8%, and the positive impact of
foreign currency translation of 2% partially offset by volume declines of approximately 5%.

Both the changes in selling price and
product mix and sales volumes were primarily driven by higher amounts of shipments of a lower priced product in the Company’s
mining business in the prior year.

The foreign exchange impact was a result of similar strengthening of certain currencies in EMEA
and Americas as described above.

This segment’s

operating earnings were $90.6 million, an increase of $10.9 million or 14%
compared to 2020.

The increase in segment operating earnings reflects the higher net sales, described above, partially offset by lower
gross margins in the current year coupled with higher SG&A, including an increase in direct selling costs associated with higher net sales, SG&A from acquisitions and an increase in SG&A as the prior year included temporary cost savings measures implemented in
response to the onset of the COVID-19 pandemic.
Reportable Segments Review – Comparison of 2020 with 2019
Americas
Americas represented approximately 32% of the Company’s

consolidated net sales in 2020.

The segment’s net sales were $450.2
million, an increase of $58.0 million or 15% compared to 2019.

The increase in net sales reflects additional net sales from acquisitions of $120.4 million, primarily a result of the inclusion of seven additional months of Houghton net sales, as the
Combination closed on August 1, 2019.

Excluding net sales from acquisitions, the segment’s

net sales decreased by approximately
16% due to lower volumes of 12% and a negative impact of foreign currency translation of 4%.

The volume decline was driven by
the economic slowdown that began in late March and continued throughout

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
COVID-19 on sales volumes and higher COGS and SG&A due to seven additional months of Houghton in 2020.
EMEA
EMEA represented approximately 27% of the Company’s

consolidated net sales in 2020.

The segment’s net sales were $383.2
million, an increase of $97.6 million or 34% compared to 2019.

The increase in net sales reflects additional net sales from acquisitions of $117.9 million, primarily

a result of the inclusion of seven additional months of Houghton net sales, as the
Combination closed on August 1, 2019.

Excluding net sales from acquisitions, the segment’s

net sales decreased year-over-year by
approximately 7% due to lower volumes of 10%, partially offset by a positive impact of foreign currency translation of 2% and
increases in selling price and product mix of 1%.

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

The increase in segment
operating earnings reflects the inclusion of a full year of Houghton net sales,

noted, above, and the impacts on gross margins and
SG&A due to the Combination’s cost synergies

and costs savings actions related to COVID-19 year-over-year,

partially offset by the
impact of COVID-19 on sales volumes and higher COGS and SG&A due to seven additional months of Houghton in 2020.
Asia/Pacific
Asia/Pacific represented approximately 22% of the Company’s

consolidated net sales in 2020.

The segment’s net sales were
$315.3 million, an increase of $67.5 million or 27% compared to 2019.

The increase in net sales reflects the inclusion of seven
additional months of Houghton net sales of $79.7 million, as the Combination closed on August 1, 2019.

Excluding Houghton net
sales, the segment’s net sales decreased

by approximately 5% year-over-year was due

to lower volumes of 3% and decreases in selling
price and product mix of 3% partially offset by the positive impact of foreign currency translation of 1%.

The current year volume
decline was driven by the economic slowdown that began in the first quarter of 2020 in China and in late March throughout the rest of
the region due to the impacts of COVID-19.

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

This segment’s operating earnings were

$88.4 million, an increase of $20.8 million or 31% compared to

2019.

The increase in segment operating earnings reflects the inclusion of incremental

Houghton net sales, noted, above, and the
impacts on gross margins and SG&A due to the Combination’s

cost synergies and costs savings actions related to COVID-19 year-
over-year, partially offset

by the impact of COVID-19 on sales volumes and higher COGS and SG&A due to seven additional months
of Houghton in 2020.
Global Specialty Businesses
Global Specialty Businesses represented approximately 19% of the

Company’s consolidated net sales in

2020.

The segment’s net
sales were $269.0 million, an increase of $61.1 million or 29% compared to 2019.

The increase in net sales reflects the inclusion of
seven additional months of Houghton net sales and nine additional months of Norman Hay net sales, totaling $90.6 million, as the
Combination closed on August 1, 2019 and the Norman Hay acquisition closed on October 1, 2019.

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

Partially offsetting these volume declines, and

contributing to the decrease in selling price and product mix, were higher shipments of a lower priced product in the Company’s

mining business compared to 2019.

The foreign exchange impact was primarily due to the
weakening of the Brazilian real against the U.S. dollar described in the Americas section, above.

This segment’s operating earnings
were $79.7 million, an increase of $20.8 million or 35% compared to 2019.

The increase in segment operating earnings reflects the
inclusion of incremental Houghton and Norman Hay net sales, noted

above, coupled with an increase in gross margin due to the
Company’s progress on Combination

-related logistics, procurement and manufacturing cost savings initiatives, partially offset by
higher SG&A, including seven additional months of Houghton

and nine additional months of Norman Hay SG&A in 2020.
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

Such testing began in 2020 and
continued into 2021.

As of December 31, 2021, ACP believes it is close to meeting the conditions for closure of the remaining
groundwater treatment system but continues to operate this system while in discussions with the relevant authorities.

As of December
31, 2021, the Company believes that the range of potential-known liabilities associated with the balance of the ACP water remediation program is approximately $0.1 million to $1.0 million.

The low and high ends of the range are based on the length of operation of the treatment system as determined by groundwater modeling.

The Company is party to environmental matters related to certain domestic and foreign properties.

The Company’s Sao Paulo,
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

In 2019, the site submitted a report on the activities completed including the revised site conceptual model
and results of the remedial feasibility study and recommended remedial strategy for the site.

Other environmental matters include
participation in certain payments in connection with four currently active environmental consent orders related to certain hazardous waste cleanup activities under the U.S. Federal Superfund statute.

The Company has been designated a potentially responsible party
(“PRP”) by the Environmental Protection Agency along with other

PRPs depending on the site, and has other obligations to perform cleanup activities at certain other foreign subsidiaries.

These environmental matters primarily require the Company to perform long-
term monitoring as well as operating and maintenance at each of the applicable sites.

The Company continually evaluates its obligations related to such matters,

and based on historical costs incurred and projected
costs to be incurred over the next 27 years, has estimated the present value range of costs for these environmental matters, on a
discounted basis, to be between approximately $5.0 million and $6.0 million as of December 31, 2021, for which $5.6 million is
accrued within other accrued liabilities and other non-current liabilities on the Company’s Consolidated

Balance Sheet as of
December 31, 2021.

Comparatively, as of

December 31, 2020, the Company had $6.0 million accrued with respect to these matters.

The Company believes, although there can be no assurance regarding the outcome of other unrelated environmental matters, that
it has made adequate accruals for costs associated with other environmental problems of which it is aware.

Approximately $0.4
million and $0.1 million were accrued as of December 31, 2021 and 2020, respectively, to provide for

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

Except as otherwise disclosed below,

the market risks discussed below did not change
materially from December 31, 2020.
Interest Rate Risk.

The Company’s exposure

to changes in interest rates relates primarily to its borrowings under the Credit
Facility.

Borrowings under the Credit Facility bear interest at a specified benchmark plus an applicable margin based upon the
Company’s consolidated

net leverage ratio and the currency of the borrowing.

In December 2021, the Company entered into the
Second Amendment to provide an update for the use of a non-USD currency LIBOR successor rate.

At this time, it remains uncertain
what rate will succeed LIBOR for loans denominated in U.S. dollars.

As a result of the variable interest rates applicable under the
Credit Facility, including

with respect to any future successor rate if interest rates rise significantly,

the cost of debt to the Company
could increase as well.

This could have an adverse effect on the Company,

depending on the extent of the Company’s

borrowings
outstanding throughout a given year.

As of December 31, 2021, the Company had outstanding borrowings under the Credit Facility of
approximately $889.6 million.

The variable interest rate incurred on the outstanding borrowings under the Credit Facility during the
year ended December 31, 2021 was approximately 1.6%.

If interest rates had changed by 10% during 2021, the Company’s interest
expense for the period ended December 31, 2021 on its credit facilities, including the Credit Facility borrowings outstanding post-
closing of the Combination, would have correspondingly

increased or decreased by approximately $0.8 million.

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

based on the Company’s consolidated

net leverage ratio.

At the time the
Company entered into the swaps and as of December 31, 2021, the aggregate interest rate on the swaps, including the fixed base rate
plus an applicable margin, was 3.1%.

These interest rate swaps are designated and qualify as cash flow hedges.

The Company has
previously used derivative financial instruments primarily for the purpose of hedging exposures to fluctuations in interest rates.

Foreign Exchange

Risk
.

A significant portion of the Company’s

revenues and earnings are generated by its foreign operations.

These foreign operations also represent a significant portion of Quake

r

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

If the euro, the British pound sterling, the Brazilian real, the Mexican peso, the Chinese renminbi and the Indian rupee had all weakened or strengthened by 10% against the U.S. dollar, the Company’s
2021 revenues and pre-tax earnings would have correspondingly decreased or increased by approximately $98.8 million and $11.7
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

A gross margin change of one percentage point, would correspondingly have
increased or decreased the Company’s

pre-tax earnings by approximately $17.6 million.

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

The Company recorded expense to its provision for doubtful accounts by $0.7 million, $3.6 million
and $1.9 million for the years ended December 31, 2021, 2020 and 2019,

respectively.

A change of 10% to the expense recorded to
the Company’s provision would

have increased or decreased the Company’s

pre-tax earnings by $0.1 million, $0.4 million and $0.2
million for the years ended December 31, 2021, 2020 and 2019, respectively.

Item 8.

Financial Statements and Supplementary Data.
QUAKER CHEMICAL CORPORATION
INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm

(PCAOB ID
238
)
43
Consolidated Statements of Income
45
Consolidated Statements of Comprehensive Income
46
Consolidated Balance Sheets
47
Consolidated Statements of Cash Flows
48
Consolidated Statements of Changes in Equity
49
Notes to Consolidated Financial Statements
50

Report of Independent Registered Public Accounting Firm

To the Board of

Directors and Shareholders of Quaker Chemical Corporation
Opinions on the Financial Statements and Internal Control over

Financial Reporting
We have audited

the accompanying consolidated balance sheets of Quaker Chemical Corporation and its subsidiaries (the
“Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of
changes in equity and of cash flows for each of the three years in the period ended December

31, 2021, including the related notes
(collectively referred to as the “consolidated financial statements”).

We also have audited

the Company's internal control over
financial reporting as of December 31, 2021, based on criteria established in Internal

Control - Integrated Framework (2013) issued by
the Committee of Sponsoring Organizations of

the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial

position of
the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the
period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Also
in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31,
2021, based on criteria established in Internal Control - Integrated Framework

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

Baron Industries and
Grindaix GmbH from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired
by the Company in purchase business combinations during 2021.

We have also excluded Baron

Industries and Grindaix from our
audit of internal control over financial reporting.

Baron Industries and Grindaix are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s

assessment and our audit of internal control over financial reporting for each entity represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
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
Houghton Trademarks and

Tradename – Annual Impairment Assessment
As described in Note 16 to the consolidated financial statements, the Company’s consolidated other intangible assets, net balance was
$1,027.8 million as of December 31, 2021, and the indefinite-lived intangible asset was $196.9 million, which substantially relates to the Houghton trademarks and tradename.

Management completes its annual indefinite-lived intangible asset impairment test during the fourth quarter of each year, or more frequently

if triggering events indicate a possible impairment.

Management completed its
annual impairment assessment during the fourth quarter of 2021 for the Houghton trademarks and tradename and concluded no
impairment charge was warranted.

The determination of estimated fair value of the Houghton trademarks and tradename is based on a
relief from royalty valuation method, which requires management’s judgment and often involves the use of significant estimates and assumptions with respect to the weighted average cost of capital and royalty rates,

as well as revenue growth rates and terminal growth
rates.
The principal considerations for our determination that performing procedures relating to the Houghton trademarks and tradename
annual impairment assessment is a critical audit matter are (i) the significant judgment by management when determining the fair
value of the Houghton trademarks and tradename; (ii) a high degree of auditor judgment, subjectivity,

and effort in performing
procedures and evaluating management’s

significant assumptions related to the royalty rate, revenue growth rates, and terminal growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

These procedures included testing the effectiveness of controls relating to management’s
indefinite-lived intangible assets annual impairment assessment, including controls over the valuation of the Houghton trademarks and
tradename.

These procedures also included, among others (i) testing management’s process for determining the fair value estimate;
(ii) evaluating the appropriateness of the relief from royalty valuation method; (iii) testing the completeness and accuracy of
underlying data used in the method; and (iv) evaluating the reasonableness of significant assumptions related to the royalty rate,
revenue growth rates and terminal growth rates.

Evaluating management’s assumptions

related to the royalty rate, revenue growth
rates, and terminal growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the legacy Houghton business; (ii) the consistency with external market and industry data; and (iii)
whether these assumptions were consistent with evidence obtained in other areas of the audit.

Professionals with specialized skill and
knowledge were used to assist in the evaluation of the relief from royalty valuation method and the royalty rate assumption.
/s/
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2022
We have served

as the Company’s auditor since at least 1972.

We have not been able

to determine the specific year we began serving
as auditor of the Company.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS

OF INCOME
( Dollars in thousands, except per share data )
Year

Ended December 31,

2021 2020 2019
Net sales
$
1,761,158
$
1,417,677
$
1,133,503
Cost of goods sold (excluding amortization expense - See Note 16)
1,166,518
904,234
741,386
Gross profit
594,640
513,443
392,117
Selling, general and administrative expenses
418,856
380,752
283,828
Indefinite-lived intangible asset impairment
-
38,000
-
Restructuring and related charges
1,433
5,541
26,678
Combination, integration and other acquisition-related expenses
23,885
29,790
35,477
Operating income
150,466
59,360
46,134
Other income (expense), net
18,851
(5,618)
(254)
Interest expense, net
(22,326)
(26,603)
(16,976)
Income before taxes and equity in net income of associated companies
146,991
27,139
28,904
Taxes on income

before equity in net income of associated companies
34,939
(5,296)
2,084
Income before equity in net income of associated companies
112,052
32,435
26,820
Equity in net income of associated companies
9,379
7,352
5,064
Net income
121,431
39,787
31,884
Less: Net income attributable to noncontrolling interest
62
129
262
Net income attributable to Quaker Chemical Corporation
$
121,369
$
39,658
$
31,622
Per share data:
Net income attributable to Quaker Chemical Corporation

common

shareholders – basic
$
6.79
$
2.23
$
2.08
Net income attributable to Quaker Chemical Corporation common shareholders – diluted
$
6.77
$
2.22
$
2.08
The accompanying notes are an integral part

of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME
( Dollars in thousands )
Year

Ended December 31,
2021 2020 2019
Net income $
121,431
$
39,787
$
31,884
Other comprehensive (loss) income, net of tax
Currency translation adjustments
(46,952)
41,601
4,779
Defined benefit retirement plans
Net gain (loss) arising during the period, other
9,210
8,827
(6,289)
Amortization of actuarial loss
1,078
2,308
2,458
Amortization of prior service gain
7
(69)
(151)
Current period change in fair value of derivatives
2,226
(3,278)
(320)
Unrealized (loss) gain on available-for-sale securities
(2,945)
2,091
2,093
Other comprehensive (loss) income
(37,376)
51,480
2,570
Comprehensive income
84,055
91,267
34,454
Less: Comprehensive income attributable to noncontrolling

interest
(78)
(37)
(287)
Comprehensive income attributable to Quaker Chemical Corporation $
83,977
$
91,230
$
34,167
The accompanying notes are an integral part

of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED

BALANCE SHEETS
( Dollars in thousands, except par value )
December 31,
2021
2020

ASSETS
Current assets
Cash and cash equivalents $
165,176
$
181,833
Accounts receivable, net

430,676
372,974
Inventories, net

264,531
187,764
Prepaid expenses and other current assets

59,871
50,156
Total current

assets

920,254

792,727
Property, plant and equipment,

net

197,520
203,883
Right of use lease assets
36,635
38,507
Goodwill
631,194
631,212
Other intangible assets, net

1,027,782
1,081,358
Investments in associated companies

95,278
95,785
Deferred tax assets

16,138
16,566
Other non-current assets

30,959
31,796
Total assets $
2,955,760
$
2,891,834

LIABILITIES AND EQUITY

Current liabilities

Short-term borrowings and current portion of long-term debt $
56,935
$
38,967
Accounts payable

226,656

191,821
Dividends payable
7,427
7,051
Accrued compensation

38,197

43,300
Accrued restructuring
4,087
8,248
Accrued pension and postretirement benefits
1,548
1,466
Other accrued liabilities

95,617

92,107
Total current

liabilities

430,467

382,960
Long-term debt

836,412

849,068
Long-term lease liabilities
26,335
27,070
Deferred tax liabilities
179,025
192,763
Non-current accrued pension and postretirement benefits
45,984
63,890
Other non-current liabilities

49,615

55,169
Total liabilities

1,567,838

1,570,920
Commitments and contingencies (Note 26)
- -
Equity

Common stock, $
1

par value; authorized
30,000,000

shares; issued and outstanding

2021 –
17,897,033

shares; 2020 –
17,850,616

shares
17,897
17,851
Capital in excess of par value

917,053

905,171
Retained earnings

516,334

423,940
Accumulated other comprehensive loss

(63,990)

(26,598)
Total Quaker

shareholders’ equity

1,387,294

1,320,364
Noncontrolling interest

628
550
Total equity
1,387,922
1,320,914
Total liabilities and equity $
2,955,760
$
2,891,834
The accompanying notes are an integral part

of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS

OF CASH FLOWS
( Dollars in thousands )
Year Ended

December 31,

2021 2020 2019
Cash flows from operating activities

Net income

$
121,431
$
39,787
$
31,884
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs
4,749
4,749
1,979
Depreciation and amortization

86,550
83,246
44,895
Equity in undistributed earnings of associated companies, net of dividends

(8,971)
4,862
(2,115)
Acquisition-related fair value adjustments related to inventory
801
229
11,714
Deferred income taxes
(12,506)
(38,281)
(24,242)
Uncertain tax positions (non-deferred portion)
(922)
1,075
958
Non-current income taxes payable
-
-
856
Deferred compensation and other, net
(5,325)
(471)
(6,789)
Share-based compensation

11,038
10,996
4,861
(Gain) loss on disposal of property, plant, equipment and other assets

(4,695)
871
(58)
Insurance settlement realized

-
(1,035)
(822)
Indefinite-lived intangible asset impairment
-
38,000
-
Gain on inactive subsidiary litigation and settlement reserve
-
(18,144)
-
Combination and other acquisition-related expenses, net of payments
(1,974)
860
(14,414)
Restructuring and related charges
1,433
5,541
26,678
Pension and other postretirement benefits

(6,330)
16,535
46
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable

(67,473)
17,170
19,926
Inventories

(84,428)
(3,854)
10,844
Prepaid expenses and other current assets

(21,174)
927
(4,640)
Change in restructuring liabilities
(5,266)
(15,745)
(8,899)
Accounts payable and accrued liabilities

37,998
22,308
(8,915)
Estimated taxes on income
3,997
8,763
(1,373)

Net cash provided by operating activities

48,933

178,389

82,374
Cash flows from investing activities

Investments in property, plant and equipment

(21,457)
(17,901)
(15,545)
Payments related to acquisitions, net of cash acquired

(42,417)
(56,230)
(893,412)
Proceeds from disposition of assets
14,744
2,702
103
Insurance settlement interest earned

-
44
222

Net cash used in investing activities

(49,130)

(71,385)

(908,632)
Cash flows from financing activities

Payments of long-term debt
(38,011)
(37,615)
-
Proceeds from term loan debt

-
-
750,000
Borrowings (repayments) on revolving credit facilities, net

53,031
(11,485)
147,135
Repayments on other debt, net

(776)
(661)
(8,798)
Financing-related debt issuance costs
-
-
(23,747)
Dividends paid

(28,599)
(27,563)
(21,830)
Stock options exercised, other

890
3,867
1,370
Purchase of noncontrolling interest in affiliates
-
(1,047)
-
Distributions to noncontrolling affiliate shareholders
-
(751)
-

Net cash (used in) provided by financing activities

(13,465)

(75,255)

844,130
Effect of foreign exchange rate changes on cash

(3,057)
6,591
1,258
Net (decrease) increase in cash, cash equivalents and restricted cash

(16,719)
38,340
19,130
Cash, cash equivalents and restricted cash at the beginning of the period

181,895
143,555
124,425
Cash, cash equivalents and restricted cash at the end of the period $
165,176
$
181,895
$
143,555
Supplemental cash flow disclosures:
Cash paid during the year for:
Income taxes, net of refunds $
34,775
$
20,253
$
15,499
Interest
19,298
23,653
19,553
Non-cash activities:
Change in accrued purchases of property, plant and equipment, net $
2,132
$
(1,376)
$
1,978
The accompanying notes are an integral part

of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS

OF CHANGES IN EQUITY
( Dollars in thousands, except per share amounts )
Accumulated
Capital in other
Common excess of Retained comprehensive
Noncontrollin
stock par value earnings loss interest Total
Balance as of December 31, 2018 $
13,338
$
97,304
$
405,125
$
(80,715)
$
1,317
$
436,369
Cumulative effect of an accounting change
-
-
(44)
-
-
(44)
Balance as of January 1, 2019
13,338
97,304
405,081
(80,715)
1,317
436,325
Net income
-
-
31,622
-
262
31,884
Amounts reported in other comprehensive

income
-
-
-
2,545
25
2,570
Dividends declared ($
1.525

per share)
-
-
(23,724)
-
-
(23,724)
Shares issued related to the Combination
4,329
784,751
-
-
-
789,080
Shares issued upon exercise of stock options

and other
23
871
-
-
-
894
Shares issued for employee stock purchase plan
3
473
-
-
-
476
Share-based compensation plans
42
4,819
-
-
-
4,861
Balance as of December 31, 2019
17,735
888,218
412,979
(78,170)
1,604
1,242,366
Cumulative effect of an accounting change
-
-
(911)
-
-
(911)
Balance as of January 1, 2020
17,735
888,218
412,068
(78,170)
1,604
1,241,455
Net income
-
-
39,658
-
129
39,787
Amounts reported in other comprehensive
income (loss)
-
-
-
51,572
(92)
51,480
Dividends declared ($
1.56

per share)
-
-
(27,786)
-
-
(27,786)
Acquisition of noncontrolling interest
-
(707)
-
-
(340)
(1,047)
Distributions to noncontrolling affiliate

shareholders
-
-
-
-
(751)
(751)
Shares issued upon exercise of stock options

and other
66
6,714
-
-
-
6,780
Share-based compensation plans
50
10,946
-
-
-
10,996
Balance as of December 31, 2020
17,851
905,171
423,940
(26,598)
550
1,320,914
Net income
-
-
121,369
-
62
121,431
Amounts reported in other comprehensive
(loss) income
-
-
-
(37,392)
16
(37,376)
Dividends declared ($
1.62

per share)
-
-
(28,975)
-
-
(28,975)
Shares issued upon exercise of stock options

and other
17
1,677
-
-
-
1,694
Share-based compensation plans
29
10,205
-
-
-
10,234
Balance as of December 31, 2021 $
17,897
$
917,053
$
516,334
$
(63,990)
$
628
$
1,387,922
The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
( Dollars in thousands, except per share amounts, unless otherwise stated )
50
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
Right of use lease assets and lease liabilities:
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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
51
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

Property, plant and equipment (“PP&E”)

,

current
portion of long-term debt and long-term debt on the Consolidated Balance

Sheet.

Long-lived assets:
PP&E is stated at gross cost, less accumulated depreciation.

Depreciation is computed using the straight-
line method on an individual asset basis over the following estimated useful lives: buildings and improvements,
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

In connection with the implementations and upgrades to the Company’s global transaction, consolidation and other
related systems, approximately $
3.6

million and $
2.3

million of net costs were capitalized in PP&E on the Company’s

Consolidated
Balance Sheets at December 31, 2021 and 2020, respectively.

Goodwill and other intangible assets:
The Company records goodwill, definite-lived intangible

assets and indefinite-lived
intangible assets at fair value at the date of acquisition.

Goodwill and indefinite-lived intangible assets are not amortized but tested for
impairment at least annually.

These tests will be performed more frequently if triggering events indicate potential impairment.
Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging
from
3

to
24

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
Fluidcare TM

or other services provided by the Company to the customer,

the Company typically satisfies its performance obligations

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
52
and recognizes revenue over time, as the promised services are performed.

The Company uses input methods to recognize revenue
over time related to these services, including labor costs and time incurred.

The Company believes that these input methods represent
the most indicative measure of the Fluidcare
TM

or other service work performed by the Company.
The Company does not have standard payment terms for all customers,

however the Company’s general

payment terms require
customers to pay for products or services provided after the performance obligation is satisfied.

The Company does not have
significant financing arrangements with its customers.

Therefore, the Company does not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the
Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or
less.

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
and administrative expenses (“SG&A”).

Research and development expenses were $
44.9

million, $
40.0

million and $
32.1

million for
the years ended December 31, 2021, 2020 and 2019, respectively.

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

As of December 31, 2021 and 2020, the Company had limited exposure to such obligations and had immaterial liabilities
recorded for such on its Consolidated Balance Sheets.
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

The guidance requires

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
53
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

The measurement date for the Company’s

postretirement benefits plan is December 31.

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

To the extent feasible,

the short-term investment portfolio is managed to match the short

-term obligations, the
intermediate portfolio duration is matched to reduce the risk of volatility in intermediate plan distributions, and the total return
portfolio is managed to maximize the long-term real growth of plan

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

Asset performance is monitored with
an overall expectation that plan assets will meet or exceed benchmark performance over rolling five year periods.

The Company’s
pension committee, as authorized by the Company’s

Board of Directors (the “Board”), has discretion to manage the assets within established asset allocation ranges approved by senior management

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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
54
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

As of December 31,
2021 and 2020, the Company had certain interest rate swap agreements that were designated as cash flow hedges.

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
three year

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

The fair value of the performance-
dependent stock awards is based on their grant-date market value adjusted for the likelihood of attaining certain pre-determined
performance goals and is calculated by utilizing a Monte Carlo simulation model.

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

See Note 11 of Notes to
Consolidated Financial Statements.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
55
Segments:
The Company’s operating

segments, which are consistent with its reportable segments, reflect the structure of the
Company’s internal organization,

the method by which the Company’s

resources are allocated and the manner by which the chief
operating decision maker assesses the Company’s

performance
.

See Note 4 of Notes to Consolidated Financial Statements.

Hyper-inflationary accounting:
Economies that have a cumulative three year rate of inflation exceeding
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

As of, and for the year
ended December 31, 2021, the Company's Argentine subsidiaries represented less than
1
% of the Company’s consolidated total assets
and net sales, respectively.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded

$
0.6

million, $
0.4
million, and $
1.0

million, respectively, of remeasurement

losses associated with the applicable currency conversions related to
Argentina.

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
Note 2 – Business Combinations

2021 Acquisitions

In November 2021, the Company acquired Baron Industries (“Baron”),

a privately held Company that provides vacuum
impregnation services of castings, powder metals and electrical components for its Global Specialty Businesses reportable segment for
$
11.0

million, including an initial cash payment of $
7.1

million, subject to post-closing adjustments as well as certain earn-out provisions currently estimated at $
3.9

million that are payable at different times from 2022 through

2025.

The earn-out provisions
could total a maximum of $
4.5

million.

The Company allocated $
8.0

million of the purchase price to intangible assets, $
1.1

million of
property, plant and

equipment and $
1.5

million of other assets acquired net of liabilities assumed, which includes $
0.3

million of cash
acquired.

In addition, the Company recorded $
0.4

million of goodwill, none of which is expected to be tax deductible.

Intangible
assets comprised $
7.2

million of customer relationships to be amortized over
15 years
; and $
0.8

million of existing product technology
to be amortized over
13 years
.

In November 2021, the Company acquired a business that provides hydraulic fluids, coolants, cleaners, and rust preventative oils in Turkey for its EMEA reportable segment

for
3.2

million EUR or approximately $
3.7

million.

In September 2021, the Company acquired the remaining interest in Grindaix

-GmbH (“Grindaix”), a Germany-based, high-tech
provider of coolant control and delivery systems for its Global Specialty Businesses reportable segment for
2.4

million EUR or
approximately $
2.9

million, which is gross of approximately $
0.3

million of cash acquired.

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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
56

In June 2021, the Company acquired certain assets for its chemical milling maskants product line in the Global Specialty
Businesses reportable segment for
2.3

million EUR or approximately $
2.8

million.

In February 2021, the Company acquired a tin-plating solutions business for the steel end market for $
25.0

million.

This
acquisition is part of each of the Company’s

geographic reportable segments.

The Company allocated $
19.6

million of the purchase
price to intangible assets, comprised of $
18.3

million of customer relationships, to be amortized over
19 years
; $
0.9

million of existing
product technology to be amortized over
14 years
; and $
0.4

million of a licensed trademark to be amortized over
3 years
.

In addition,
the Company recorded $
5.0

million of goodwill, all of which is expected to be tax deductible in various jurisdictions in which we
operate.

Factors contributing to the purchase price that resulted in goodwill included the acquisition of business processes and
personnel that will allow Quaker Houghton to better serve its customers.

As of December 31, 2021, the allocation of the purchase price of the 2021 acquisitions has not been finalized and the one year
measurement period has not ended for any of these acquisitions.

Further adjustments may be necessary as a result of the Company’s on-going assessment of additional information related to the fair value of assets acquired and liabilities assumed.

The results of operations of the 2021 acquired assets and businesses subsequent to the respective acquisition dates are included in
the Consolidated Statements of Income for the year ended December

31, 2021.

Applicable transaction expenses associated with these
acquisitions are included in Combination, integration and other acquisition

-related expenses in the Company’s Consolidated
Statements of Income.

Certain pro forma and other information is not presented, as the operations of the acquired assets and
businesses are not considered material to the overall operations of the Company for the periods presented.
2022 Acquisitions

In January 2022, the Company acquired a business related to the sealing and impregnation of metal castings for the automotive
sector, as well as impregnation resin and

impregnation systems for metal parts, for its Global Specialty Business reporting segment for approximately
1.2

million EUR or approximately $
1.4

million.

This business expands the Company's geographic presence in
Germany as well as broadens its product offerings and

service capabilities within its existing impregnation business that was initially entered into as part of its past acquisition of Norman Hay.

Also in in January 2022, the Company acquired a business that provides pickling inhibitor technologies for the steel industry,

drawing lubricants and stamping oil for metalworking, and various other lubrication, rust preventative, and cleaner applications, for its Americas reportable segment for approximately $
8.0

million.

This
business broadens the Company’s

product offerings within its existing metals and metalworking business in the Americas region.

The results of operations of these two January 2022 acquisitions are not included in the Consolidated Statements of Income
because the date of closing for each was subsequent to December 31, 2021.

Preliminary purchase price allocation of assets acquired
and liabilities assumed have not been presented as that information is not available as of the date of these Consolidated Financial
Statements.
Houghton
In August 2019, the Company completed the Combination, whereby the Company acquired all of the issued and outstanding
shares of Houghton from Gulf Houghton Lubricants, Ltd. and certain other selling shareholders in exchange for a combination of cash and shares of the Company’s common

stock in accordance with the Share Purchase Agreement dated April 4,

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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
57
costs on a pro forma basis were incurred during the year ended December 31,

2018.

Unaudited pro forma results are not necessarily
indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future
for various reasons, including the potential impact of revenue and cost synergies on the business.
For the

year ending
Unaudited Pro Forma

December 31,
(as if the Combination occurred on January 1,

2018)
2019
Net sales $
1,562,427
Net income attributable to Quaker Chemical Corporation
94,537
Combination,

integration and other acquisition-related expenses have been and are expected to continue to be significant.

The
Company incurred total costs of $
18.6

million, $
30.3

million and $
38.0

million for the years ended December 31, 2021, 2020 and
2019, respectively, related

to the Combination,

integration and other acquisition-related activities.

These costs included certain legal,
financial and other advisory and consultant costs incurred in connection with post-closing integration activities including internal
control readiness and remediation,

as well as due diligence, regulatory approvals and closing the Combination.

These costs also
included

interest costs to maintain the bank commitment (“ticking fees”) for the Combination during the year ended December 31,
2019,

accelerated depreciation charges during the years ended December

31, 2021, 2020 and 2019, a gain on the sale of a held-for-sale real property during the year ended December 31, 2021, a loss on the sale of a held-for-sale asset during the year ended December 31,
2020, and recorded income related to indemnification rights during the years ended December 31, 2021 and 2020.

As of December
31, 2021 and 2020, the Company had current liabilities related to the Combination and other acquisition-related activities of $
5.5
million and $
7.5

million, respectively, primarily

recorded within other accrued liabilities on its Consolidated Balance Sheets.
Other Previous Acquisitions
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
indebtedness levels.
The following table presents the final estimated fair values of Coral net assets acquired:
Measurement December 22,
December 22, Period 2020
2020 (1) Adjustments (as adjusted)
Cash and cash equivalents $
958
$
-
$
958
Accounts receivable
8,473
-
8,473
Inventories
4,527
-
4,527
Prepaid expenses and other assets
181
-
181
Property, plant and equipment
10,467
652
11,119
Intangible assets
30,300
(500)
29,800
Goodwill
2,814
804
3,618
Total assets purchased
57,720
956
58,676
Long-term debt including current portions and finance leases
183
556
739
Accounts payable, accrued expenses and other accrued liabilities
3,482
-
3,482
Total liabilities assumed
3,665
556
4,221
Total consideration

paid for Coral
54,055
400
54,455
Less: estimated purchase price settlement
-
400
400
Less: cash acquired
958
-
958
Net cash paid for Coral $
53,097
$
-
$
53,097
(1)

As previously disclosed in the Company’s

2020 Form 10-K.
Measurement period adjustments recorded during the year ended December

31, 2021 include certain adjustments related to
refining original estimates for assets and liabilities for certain acquired finance leases, as well as an adjustment to reflect the expected
settlement of post-closing working capital and net indebtedness true ups to the initial purchase price.

The Company continues to work

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
58
with the seller to finalize certain post-closing adjustments and the above table includes the Company’s best estimate

as of December
31, 2021.

As of December 31, 2021, the allocation of the purchase price for Coral has been finalized and the
one year

measurement
period has ended.
In May 2020, the Company acquired Tel

Nordic ApS (“TEL”), a company that specializes in lubricants and engineering primaril

y
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

As of
December 31, 2021, the allocation of the purchase price of TEL was finalized and the one year measurement period ended.

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
adopted this standard,

as required, effective January 1, 2021.

There was no cumulative effect of adoption recorded within retained earnings on January 1, 2021.
The FASB issued ASU 2020

-04
, Reference Rate Reform (Topic

848): Facilitation of the Effects of Reference Rate Reform

on
Financial Reporting

in March 2020.

The FASB subsequently

issued ASU 2021-01
, Reference Rate Reform (Topic

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

On December 10, 2021,
the Company entered into a Second Amendment to Credit Agreement (“Second

Amendment”) with Bank of America N.A., an update
to provide for the use of a non-USD currency LIBOR successor rate.

The Company

elected to apply the expedients provided in ASU
2020-04 with respect to the Second Amendment.

The Company will continue to monitor for potential impacts related to its USD-
based LIBOR rates.

See Note 20 of Notes to Consolidated Financial Statements..

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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
59
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
December 31, 2021, 2020 and 2019.
2021 2020 2019
Net sales

Americas $
572,643
$
450,161
$
392,121
EMEA

480,126

383,187

285,570
Asia/Pacific
388,160
315,299
247,839
Global Specialty Businesses
320,229
269,030
207,973
Total

net sales
$
1,761,158
$
1,417,677
$
1,133,503
2021 2020 2019
Segment operating earnings
Americas $
124,863
$
96,379
$
78,297
EMEA

85,209

69,163

47,014
Asia/Pacific
96,318
88,356
67,512
Global Specialty Businesses
90,632
79,690
58,881
Total

segment operating earnings
397,022
333,588
251,704
Combination, integration and other acquisition-related expenses
(23,885)
(29,790)
(35,477)
Restructuring and related charges
(1,433)
(5,541)
(26,678)
Fair value step up of acquired inventory sold
(801)
(226)
(11,714)
Indefinite-lived intangible asset impairment
-
(38,000)
-
Non-operating and administrative expenses
(157,864)
(143,202)
(104,572)
Depreciation of corporate assets and amortization
(62,573)
(57,469)
(27,129)
Operating income
150,466
59,360
46,134
Other income (expense), net
18,851
(5,618)
(254)
Interest expense, net
(22,326)
(26,603)
(16,976)
Income before taxes and equity in net income of
associated companies
$
146,991
$
27,139
$
28,904
The following tables present information regarding the Company’s reportable segments’ assets and long-lived assets, including certain identifiable assets as well as an allocation of shared assets, as of December

31, 2021, 2020 and 2019:
2021 2020 2019
Segment assets
Americas $
983,521
$
969,551
$
926,122
EMEA
714,659
697,821
688,663
Asia/Pacific
750,970
713,004
685,476
Global Specialty Businesses
506,610
511,458
550,055
Total segment assets $
2,955,760
$
2,891,834
$
2,850,316

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
60
2021 2020 2019
Segment long-lived assets
Americas $
129,321
$
122,302
$
139,170
EMEA
69,990
69,344
56,108
Asia/Pacific
123,130
119,233
126,166
Global Specialty Businesses
37,951
59,091
69,184
Total segment long-lived

assets
$
360,392
$
369,970
$
390,628
The following tables present information regarding the Company’s reportable segments’ capital expenditures and depreciation for identifiable assets for the years ended December 31, 2021, 2020 and 2019:
2021 2020 2019
Capital expenditures
Americas $
9,678
$
6,451
$
6,404
EMEA
6,767
3,844
3,263
Asia/Pacific
2,264
5,688
3,857
Global Specialty Businesses
2,748
1,918
2,021
Total segment capital

expenditures
$
21,457
$
17,901
$
15,545
2021 2020 2019
Depreciation
Americas $
12,074
$
12,322
$
7,500
EMEA
6,936
6,813
4,560
Asia/Pacific
4,596
4,672
3,458
Global Specialty Businesses
3,043
3,544
2,248
Total segment depreciation $
26,649
$
27,351
$
17,766
During the years ended December 31, 2021, 2020 and 2019, the Company had approximately $
1,198.4

million, $
963.2

million
and $
719.8

million of net sales, respectively,

attributable to non-U.S. operations.

As of December 31, 2021, 2020 and 2019, the
Company had approximately $
155.2

million, $
176.6

million and $
174.4

million of long-lived assets, respectively,

attributable to non-
U.S. operations.
Inter-segment revenue for the years ended December

31, 2021, 2020 and 2019 was $
12.2

million, $
9.1

million and $
7.3

million
for Americas, $
29.0

million, $
22.0

million and $
20.3

million for EMEA, $
1.6

million, $
0.6

million and $
0.2

million for Asia/Pacific
and $
7.4

million, $
4.7

million and $
5.4

million for Global Specialty Businesses, respectively.

However, all inter-segment transactions
have been eliminated from each reportable operating segment’s net sales and earnings for all periods presented in the above tables.
Note 5 – Net Sales and Revenue Recognition
Arrangements Resulting in Net Reporting

As part of the Company’s Fluidcare
TM

business, certain third-party product sales to customers are managed by the Company.

The
Company transferred third-party products under arrangements resulting in net reporting of $
71.7

million, $
42.5

million and $
48.0
million for the years ended December 31, 2021, 2020 and 2019, respectively.
Customer Concentration
A significant portion of the Company’s

revenues are realized from the sale of process fluids and services to manufacturers of steel, aluminum, automobiles, aircraft, industrial equipment, and durable goods.

During the year ended December 31, 2021, the
Company’s five largest

customers (each composed of multiple subsidiaries or divisions with semiautonomous purchasing authority)
accounted for approximately
10
% of consolidated net sales, with its largest customer accounting for approximately
3
% of consolidated
net sales.
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Consolidated

Balance Sheets as of December 31, 2021 and 2020.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
61
The Company had approximately $
7.0

million and $
4.0

million of deferred revenue as of December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, respectively,

the Company satisfied all of the associated
performance obligations and recognized into revenue the advance payments received and recorded as of December 31, 2020 and 2019,
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
represent more than
10
% of the Company’s consolidated net sales for any

of the years ended December 31, 2021, 2020 and 2019, and
followed then by a disaggregation of the Company’s

net sales by segment, geographic region, customer industry,

and timing of
revenue recognized for the years ended December 31, 2021, 2020 and

2019.
2021 2020 2019
Metal removal fluids
23.4
%
23.9
%
19.9
%
Rolling lubricants
22.2
%
21.8
%
21.9
%
Hydraulic fluids
13.6
%
13.3
%
13.0
%
Net sales for the year ending December 31, 2021
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
210,340
$
141,950
$
207,160
$
559,450
Metalworking and other
362,303
338,176
181,000
881,479
572,643
480,126
388,160
1,440,929
Global Specialty Businesses
186,859
80,541
52,829
320,229
$
759,502
$
560,667
$
440,989
$
1,761,158
Timing of Revenue Recognized
Product sales at a point in time
$
724,357
$
527,083
$
429,130
$
1,680,570
Services transferred over time
35,145
33,584
11,859
80,588
$
759,502
$
560,667
$
440,989
$
1,761,158
Net sales for the year ending December 31, 2020
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
163,135
$
107,880
$
168,096
$
439,111
Metalworking and other
287,026
275,307
147,203
709,536
450,161
383,187
315,299
1,148,647
Global Specialty Businesses
154,796
68,164
46,070
269,030
$
604,957
$
451,351
$
361,369
$
1,417,677
Timing of Revenue Recognized
Product sales at a point in time
$
580,663
$
434,549
$
352,917
$
1,368,129
Services transferred over time
24,294
16,802
8,452
49,548
$
604,957
$
451,351
$
361,369
$
1,417,677

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
62
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
Note 6 – Leases
The Company has operating leases for certain facilities, vehicles and machinery and equipment with remaining lease terms up to
10

years.

In addition, the Company has certain land use leases with remaining lease terms up to
94

years.
Operating lease expense is recognized on a straight-line basis over the lease term.

Operating lease expense for the years ended
December 31, 2021, 2020 and 2019 was $
14.1

million, $
14.2

million, and $
9.4

million, respectively.

Short-term lease expense for the
years ended December 31, 2021, 2020 and 2019 was $
0.9

million, $
1.3

million and $
1.5

million, respectively.

The Company has
no
material variable lease costs or sublease income for the years ended

December 31, 2021, 2020 and 2019.

Cash paid for operating leases during the years ended December 31, 2021, 2020 and 2019 was $
13.9

million, $
14.1

million and
$
9.2

million, respectively.

The Company recorded new right of use lease assets and associated lease liabilities of

$
11.1

million during
the year ended December 31, 2021.
Supplemental balance sheet information related to the Company’s leases is as follows:
December 31, December 31,
2021 2020
Right of use lease assets $
36,635
$
38,507
Other accrued liabilities
9,976
10,901
Long-term lease liabilities
26,335
27,070
Total operating lease liabilities $
36,311
$
37,971
Weighted average

remaining lease term (years)
5.6
6.0
Weighted average

discount rate
4.22%
4.20%
Maturities of operating lease liabilities as of December 31, 2021 were as follows:
December 31,
2021
For the year ended December 31, 2022 $
11,346
For the year ended December 31, 2023
9,041
For the year ended December 31, 2024
7,017
For the year ended December 31, 2025
5,292
For the year ended December 31, 2026
4,197
For the year ended December 31, 2027 and beyond
4,502
Total lease payments
41,395
Less: imputed interest
(5,084)
Present value of lease liabilities $
36,311

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
63
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

The exact timing and total costs associated with the QH Program will depend on

a
number of factors and is subject to change; however,

the Company currently expects reduction in headcount and site closures to continue to occur into 2022 under the QH Program.

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
Activity in the Company’s accrual

for restructuring under the QH Program for the years ended December 31, 2021 and 2020 is as
follows:
QH Program
Accrued restructuring as of December 31, 2019
$
18,043
Restructuring and related charges
5,541
Cash payments
(15,745)
Currency translation adjustments
409
Accrued restructuring as of December 31, 2020
8,248
Restructuring and related charges
1,433
Cash payments
(5,266)
Currency translation adjustments
(328)
Accrued restructuring as of December 31, 2021
$
4,087
In connection with the plans for closure of certain manufacturing and non-manufacturing facilities, the Company has made a
decision to make available for sale certain facilities.

During the years ended December 31, 2021 and 2020, certain of these facilities were sold and the Company recognized a gain of $
5.4

million in 2021 and a loss of approximately $
0.6

million in 2020 which is
included within other income (expense), net on the Consolidated Statement of

Income.

Additionally, certain buildings

and land with
an aggregate book value of approximately $
0.7

million continues to be held-for-sale as of December 31, 2021 and are recorded in
prepaid expenses and other current assets on the Company’s

Consolidated Balance Sheet.

The Company will continue to evaluate for
future decisions about making certain other facilities available for sale.
Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Consolidated Statements

of Income for the years
ended December 31, 2021, 2020 and 2019:

2021 2020 2019
Stock options
$
1,235
$
1,491
$
1,448
Non-vested stock awards and restricted stock units
5,438
5,012
3,206
Non-elective and elective 401(k) matching contribution in stock
1,553
3,112
-
Employee stock purchase plan
-
-
84
Director stock ownership plan
901
541
123
Performance stock units
1,911
840
-
Total share-based

compensation expense
$
11,038
$
10,996
$
4,861
Share-based compensation expense is recorded in SG&A, except for $
0.9

million, $
1.5

million and $
0.9

million during the years
ended December 31, 2021, 2020 and 2019, respectively,

recorded within Combination,

integration and other acquisition-related
expenses.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
64
Stock Options
Stock option activity under all plans is as follows:
Weighted

Weighted
Average Average
Exercise

Remaining Aggregate
Number of
Price

Contractual Intrinsic
Options (per option)
Term

(years)
Value
Options outstanding as of January 1, 2021
110,336
$
143.51
Options granted
25,250
245.17
Options exercised
(22,540)
143.49
Options forfeited
(3,362)
190.65
Options outstanding as of December 31, 2021
109,684
$
165.47
4.8
$
7,550
Options expected to vest after December 31, 2021
67,680
$
178.10
5.4
$
3,929
Options exercisable as of December 31, 2021
42,004
$
145.12
3.9
$
3,621
The total intrinsic value of options exercised during the years ended December

31, 2021, 2020 and 2019 was approximately $
2.7
million, $
6.5

million and $
2.5

million, respectively.

Intrinsic value is calculated as the difference between the current market price of
the underlying security and the strike price of a related option.

A summary of the Company’s outstanding

stock options as of December 31, 2021 is as follows:
Weighted
Average Weighted Weighted
Number Remaining Average Number Average
Range of of Options Contractual Exercise Price of Options Exercise Price
Exercise Prices Outstanding
Term

(years)
(per option) Exercisable (per option)
$
49.01

- $
80.00

711
-
$
72.12
711
$
72.12
$
80.01

- $
100.00

1,309
-
87.30
1,309
87.30
$
120.01

- $
150.00

43,482
5.2
136.62
12,873
136.59
$
150.01

- $
180.00

40,593
3.7
154.23
27,111
153.88
$
220.01

- $
250.00

23,589
6.2
245.15
-
-
109,684
4.8
165.47
42,004
145.12
As of December 31, 2021, unrecognized compensation expense related to options granted in 2021, 2020 and 2019 was $
1.8
million, $
1.2

million and $
0.3

million, respectively,

to be recognized over a weighted average period of
1.9

years.
The Company granted stock options under its LTIP

plan that are subject only to time vesting generally over a
three year

period
during 2021, 2020, 2019 and 2018.

For the purposes of determining the fair value of stock option awards, the Company used a Black-
Scholes option pricing model

and primarily used the assumptions set forth in the table below:

2021 2020 2019 2018
Number of stock options granted
25,250
49,115
51,610
35,842
Dividend yield
0.85
%
0.99
%
1.12
%
1.37
%
Expected volatility
37.33
%
31.57
%
26.29
%
24.73
%
Risk-free interest rate
0.60
%
0.36
%
1.52
%
2.54
%
Expected term (years)
4.0
4.0
4.0
4.0

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
65
The fair value of these options is being amortized on a straight-line basis over the respective vesting period of each award.

The
compensation expense recorded on each award during the years ended

December 31, 2021, 2020 and 2019, respectively,

is as follows:

2021 2020 2019
2021 Stock option awards
$
429
$
-
$
-
2020 Stock option awards
516
385
-
2019 Stock option awards
234
698
665
2018 Stock option awards
56
357
364
2017 Stock option awards
-
51
369
Restricted Stock Awards
Activity of non-vested restricted stock awards granted under the Company’s

LTIP

plan is shown below:
Number of
Weighted Average

Grant

Shares
Date Fair Value

(per share)
Nonvested awards, December 31, 2020
71,768
$
151.17

Granted
23,536
242.29

Vested
(23,638)
157.63

Forfeited
(2,973)
172.15

Nonvested awards, December 31, 2021
68,693
$
179.26

The fair value of the non-vested stock is based on the trading price of the Company’s common stock on the date of grant.

The
Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.

As of December
31, 2021, unrecognized compensation expense related to these awards was $
5.1

million, to be recognized over a weighted average
remaining period of
1.5

years.
Restricted Stock Units
Activity of non-vested restricted stock units granted under the Company’s

LTIP

plan is shown below:
Number of
Weighted Average

Grant

Units
Date Fair Value

(per unit)
Nonvested awards, December 31, 2020
10,845
$
147.70

Granted
2,791
245.49

Vested
(2,570)
155.34

Forfeited
(89)
141.77

Nonvested awards, December 31, 2021
10,977
$
170.82

The fair value of the non-vested restricted stock units is based on the trading price of the Company’s common

stock on the date of
grant.

The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards.

As of
December 31, 2021, unrecognized compensation expense related to these awards was $
0.8

million, to be recognized over a weighted
average remaining period of
1.8

years.
Performance Stock Units
The Company grants performance-dependent stock awards (“PSUs”) as a component of its LTIP,

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
Materials group.

The service period required for the PSUs is
three years

and the TSR measurement period for the PSUs is generally
from January 1 of the year of grant through December 31 of the year prior to issuances of the shares upon settlement.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
66
Compensation expense for PSUs is measured based on their grant date fair value and is recognized on a straight-line basis over
the
three year

vesting period.

The grant-date fair value of the PSUs was estimated using a Monte Carlo simulation on the grant date
and using the following assumptions

set forth in the table below:
CEO Grant
2021 (1) 2021 2020
Fully vested shares
3,775
12,103
18,485
Risk-free interest rate
0.65
%
0.29
%
0.28
%
Dividend yield
0.72
%
0.64
%
1.13
%
Expected term (years)
3.0
3.0
3.0
(1)

On September 2, 2021, the Board appointed Andrew Tometich

to serve as CEO and entered into an Employment Agreement,
and granted an equity award consisting of a mix of time-based restricted stock and PSUs.
As of December 31, 2021, there was approximately $
4.3

million of total unrecognized compensation cost related to PSUs which the Company expects to recognize over a weighted-average period of
1.4

years.
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
than cash.

For the years ended December 31, 2021, and 2020, total contributions were $
1.5

million and $
3.1

million, respectively.
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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
67
Note 9 – Other Income (Expense), net
Other income (expense), net, for the years ended December 31,

2021, 2020 and 2019 are as follows:
2021 2020 2019
Income from third party license fees $
1,367
$
999
$
1,035
Foreign exchange (losses) gains, net
(3,821)
(6,082)
223
Gain (loss) on disposals of property,

plant, equipment and other

assets, net
4,695
(871)
58
Non-income

tax refunds and other related credits
15,155
3,345
1,118
Pension and postretirement benefit income (costs), non-service components
759
(21,592)
(2,805)
Gain on changes in insurance settlement restrictions of an inactive subsidiary and related insurance insolvency recovery
-
18,144
60
Other non-operating income, net
696
439
57
Total other income

(expense), net
$
18,851
$
(5,618)
$
(254)
Gain (loss) on disposals of property,

plant, equipment and other assets, net, includes losses related to certain fixed assets disposals
resulting from the property damage caused by flooding of the Company’s

Conshohocken, Pennsylvania headquarters in 2021,
described in Note 26 of Notes to Consolidated Financial Statements, as well as a gain in 2021 and a loss in 2020 on the sale of certain
held-for-sale real property assets related to the Combination,

described in Note 7 of Notes to Consolidated Financial Statements.

Non-
income tax refunds and other related credits during the year ended

December 31, 2021 includes certain non-income tax credits for the
Company’s Brazilian subsidiaries

described in Note 26 of Notes to Consolidated Financial Statements.

Pension and postretirement
benefit income (costs), non-service components during the year ended December

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

See Note 12, Note 19 and Note 26 of Notes to Consolidated Financial Statements.

Foreign exchange (losses) gains, net, during the years ended December

31, 2021, 2020 and 2019, include foreign currency transaction losses of approximately $
0.6

million, $
0.4

million and $
1.0

million, respectively,

related to hyper-inflationary accounting for the
Company’s Argentine

subsidiaries.

See Note 1 of Notes to Consolidated Financial Statements.
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
Department of Treasury,

and various state taxing authorities, the Company completed its accounting for the transition tax and has
elected to pay its $
15.5

million transition tax in installments over eight years as permitted under

U.S. Tax Reform.

As of December
31, 2021, $
7.0

million in installments have been paid with the remaining $
8.5

million to be paid through installments in future years.
As of December 31, 2021, the Company has a deferred tax liability of

$
8.4

million on certain undistributed foreign earnings,
which primarily represents the Company’s

estimate of the non-U.S. income taxes the Company will incur to ultimately remit certain earnings to the U.S.

The Company’s reinvestment

assertions are further explained below.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
68
Taxes on income

before equity in net income of associated companies for the years ended December

31, 2021, 2020 and 2019 are
as follows:
2021 2020 2019
Current:
Federal
$
955
$
(1,359)
$
(239)
State
2,115
1,171
352
Foreign
44,375
33,173
26,213
47,445
32,985
26,326
Deferred:
Federal
(3,863)
(28,437)
(9,267)
State
(3,117)
(3,087)
(396)
Foreign
(5,526)
(6,757)
(14,579)
Total
$
34,939
$
(5,296)
$
2,084
The components of earnings before income taxes for the years ended December

31, 2021, 2020 and 2019 are as follows:
2021 2020 2019
U.S.
$
7,263
$
(66,585)
$
(46,697)
Foreign
139,728
93,724
75,601
Total
$
146,991
$
27,139
$
28,904
Total deferred

tax assets and liabilities are composed of the following as of December

31, 2021 and 2020:
2021 2020
Retirement benefits
$
11,860
$
15,237
Allowance for doubtful accounts
2,155
2,316
Insurance and litigation reserves
675
842
Performance incentives
2,881
5,914
Equity-based compensation
1,920
1,282
Prepaid expense
460
756
Operating loss carryforward
18,544
16,693
Foreign tax credit and other credits
16,285
24,873
Interest
9,940
16,812
Restructuring reserves
631
1,121
Right of use lease assets
8,322
9,346
Inventory reserves
2,941
2,225
Research and development
8,832
7,974
Other
2,846
3,005
88,292
108,396
Valuation

allowance
(17,400)
(21,511)
Total deferred tax

assets, net
$
70,892
$
86,885
Depreciation
11,580
15,473
Foreign pension and other
2,332
1,807
Intangibles
197,066
222,794
Lease liabilities
8,421
9,151
Outside basis in equity investment
5,999
7,938
Unremitted Earnings
8,381
5,919
Total deferred tax

liabilities
$
233,779
$
263,082

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
69
The Company has $
10.6

million of deferred tax assets related to state net operating losses.

A partial valuation allowance of $
8.0
million has been established against this amount resulting in a net $
2.6

million expected future benefit.

Management analyzed the
expected impact of the reversal of existing taxable temporary differences,

considered expiration dates, analyzed current state tax laws, and determined that $
2.6

million of state net operating loss carryforwards will be realized based on the reversal of deferred tax
liabilities.

These state net operating losses are subject to various carryforward periods of
5

years to
20

years or an indefinite
carryforward period.

An additional $
0.5

million of valuation allowance was established for other net state deferred tax assets.
The Company has $
8.0

million of deferred tax assets related to foreign net operating loss carryforwards.

A partial valuation
allowance of $
2.5

million has been established against the $
8.0

million due to the expected expiration of these losses before they are able to be utilized.

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

Code.

The Company had a foreign tax credit carry
forward of $15.9 million and $
24.9

million as of December 31, 2021 and 2020, respectively,

with a $5.8 million and $
10.2

million
valuation allowance as of December 31, 2021 and 2020, respectively,

reflecting the amount of credits that are not expected to be utilized before expiration.

The Company also acquired disallowed interest deferred tax assets of $
14.0

million as part of the Combination.

Disallowed
interest may be carried forward indefinitely.

Management analyzed the expected impact of the utilization of disallowed interest carryforwards based on projected US taxable income and determined that the Company will utilize all expected future benefits by
2022.

As of December 31, 2021, the Company had a net realizable disallowed interest carryforward of $
9.4

million on its balance
sheet.
As of December 31, 2021, the Company had deferred tax liabilities of $
178.0

million primarily related to the step-up in
intangibles resulting from the Combination and Norman Hay acquisition.

As part of the Combination, the Company acquired a
50
% interest in the Korea Houghton Corporation joint venture and has recorded a $
6.0

million deferred tax liability for its outside basis difference.
The following are the changes in the Company’s

deferred tax asset valuation allowance for the years ended December 31, 2021,
2020 and 2019:
Effect of

Balance at Purchase Additional Allowance Exchange
Balance

Beginning Accounting Valuation Utilization Rate at End
of Period Adjustments Allowance and Other Changes of Period
Valuation

Allowance
Year

ended December 31, 2021
$
21,511
$
-
$
29
$
(4,470)
$
330
$
17,400
Year

ended December 31, 2020
$
13,834
$
7,148
$
2,738
$
(2,153)
$
(56)
$
21,511
Year

ended December 31, 2019
$
7,520
$
13,752
$
832
$
(8,227)
$
(43)
$
13,834
The Company’s net deferred

tax assets and liabilities are classified in the Consolidated Balance Sheets as of December

31, 2021
and 2020 as follows:
2021 2020
Non-current deferred tax assets $
16,138
$
16,566
Non-current deferred tax liabilities
179,025
192,763
Net deferred tax liability $
(162,887)
$
(176,197)

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
70
The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the
years ended December 31, 2021, 2020 and 2019.

Certain immaterial reclassifications within the presentation of the reconciliation of
income taxes have been made to the years ended December 31, 2020 and 2019:
2021 2020 2019
Income tax provision at the Federal statutory tax rate
$
30,868
$
5,699
$
6,070
Unremitted earnings
1,841
(2,308)
(4,383)
Tax law changes

/ reform
1,955
(1,059)
(416)
U.S. tax on foreign operations
10,479
5,140
574
Pension settlement
-
(2,247)
-
Foreign derived intangible income
(8,698)
(7,339)
(1,699)
Non-deductible acquisition expenses
129
131
1,743
Withholding taxes
6,584
7,809
8,621
Foreign tax credits
(14,725)
(4,699)
(3,787)
Share-based compensation
600
335
(540)
Foreign tax rate differential
3,090
1,139
1,444
Research and development credit
(1,685)
(1,018)
(830)
Uncertain tax positions
519
1,990
899
State income tax provisions, net
(1,446)
(2,245)
(117)
Non-deductible meals and entertainment
426
290
318
Intercompany transfer of intangible assets
4,347
(4,384)
(5,318)
Miscellaneous items, net
655
(2,530)
(495)
Taxes on income before

equity in net income of associated companies
$
34,939
$
(5,296)
$
2,084
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

As of December 31, 2021, the Company has a deferred tax liability $
8.4

million, which
primarily represents the estimate of the non-U.S. taxes the Company will incur to ultimately remit these earnings to the U.S.

It is the
Company’s current intention

to reinvest its additional undistributed earnings of non-U.S. subsidiaries to support working capital needs
and certain other growth initiatives outside of the U.S.

The amount of such undistributed earnings at December 31, 2021 was approximately $
377.4

million.

Any tax liability which might result from ultimate remittance of these earnings is expected to be
substantially offset by foreign tax credits (subject to certain limitations).

It is currently impractical to estimate any such incremental tax expense.
As of December 31, 2021, the Company’s

cumulative liability for gross unrecognized tax benefits was $
22.5

million. The
Company had accrued approximately $
3.1

million for cumulative penalties and $
3.1

million for cumulative interest as of December
31, 2021.

As of December 31, 2020, the Company’s

cumulative liability for gross unrecognized tax benefits was $
22.2

million. The
Company had accrued approximately $
3.9

million for cumulative penalties and $
3.0

million for cumulative interest as of December
31, 2020.
The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of tax expense
on income before equity in net income of associated companies in its Consolidated

Statements of Income.

The Company recognized a
benefit of $
0.5

million for penalties and an expense of $
0.3

million for interest (net of expirations and settlements) in its Consolidated
Statement of Income for the year ended December 31, 2021, an expense of less than $
0.1

million for penalties and $
0.6

million for
interest (net of expirations and settlements) in its Consolidated Statement of Income for the year ended December 31, 2020, and a
credit of $
0.2

million for penalties and an expense of $
0.2

million for interest (net of expirations and settlements) in its Consolidated
Statement of Income for the year ended December 31, 201

9.
The Company estimates that during the year ending December 31, 2022,

it will reduce its cumulative liability for gross
unrecognized tax benefits by approximately $
2.3

million due to the expiration of the statute of limitations with regard to certain tax positions.

This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability
for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits
with regard to new tax positions for the year ending December 31, 2022.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
71
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2021, 2020
and 2019, respectively,

is as follows:
2021 2020 2019
Unrecognized tax benefits as of January 1 $
22,152
$
19,097
$
7,050
Increase (decrease) in unrecognized tax benefits taken in prior periods
1,002
2,025
(28)
Increase in unrecognized tax benefits taken in current period
2,915
3,095
1,935
Decrease in unrecognized tax benefits due to lapse of statute of limitations
(2,631)
(3,659)
(1,029)
Increase in unrecognized tax benefits due to acquisition
-
597
11,301
(Decrease) increase due to foreign exchange rates
(974)
997
(132)
Unrecognized tax benefits as of December 31 $
22,464
$
22,152
$
19,097
The amount of net unrecognized tax benefits above that, if recognized, would impact the Company’s tax expense

and effective tax
rate is $
15.2

million, $
14.7

million and $
13.3

million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company and its subsidiaries are subject to U.S. Federal income tax,

as well as the income tax of various state and foreign
tax jurisdictions.

Tax years that remain

subject to examination by major tax jurisdictions include Italy from 2007, Brazil from
2011
,
the Netherlands, Mexico and China from
2016
, Mexico, Canada, Germany,

Spain, U.S. and the United Kingdom from
2017
, India
from fiscal year beginning April 1,
2019

and ending March 31, 2020, and various U.S. state tax jurisdictions from
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

As of December 31, 2021, the Company has received $
1.6

million in refunds from the Netherlands
and Spain and has an accrual for $
2.4

million due to Italy.

In February 2022, the Company received a settlement notice from the
Italian taxing authorities confirming the amount due of $
2.6

million, having granted the Company’s

request to utilize its remaining net
operating losses to partially offset the liability.

This amendment to the tax assessment is expected to result in the Company recognizing tax expense of $
0.6

million in Q1 2022.
Houghton Italia, S.r.l is also involved

in a corporate income tax audit with the Italian tax authorities covering tax years 2014 through 2018.

As of December 31, 2021, the Company has a $
5.0

million reserve for uncertain tax positions relating to matters related to this audit.

Because the reserve relates to the tax periods prior to August 1, 2019, the tax liability was established through
purchase accounting related to the Combination.

The Company has also submitted an indemnification claim against funds held in escrow by Houghton’s former owners

and as a result, a corresponding $
5.9

million indemnification receivable has also been
established through purchase accounting.

During the fourth quarter of 2021, the Company settled a portion of the

Houghton Italia,
S.r.l. corporate income tax

audit with the Italian tax authorities for the tax years 2014 and 2015.

The Company remains under audit
for tax years 2016 through 2018 and believes it has adequate reverses for the remaining uncertain tax positions.
Houghton Deutschland GmbH is also under audit by the German tax authorities for tax years 2015 through 2017.

Based on
preliminary audit findings, primarily related to transfer pricing,

the Company has recorded a reserve for $
0.4

million as of December
31, 2021.

Of this amount, $
0.3

million relates to tax periods prior to the Combination and therefore the Company has submitted an
indemnification claim with Houghton’s

former owners for any tax liabilities arising pre-Combination.

As a result, a corresponding
indemnification receivable has also been established.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
72
Note 11 – Earnings Per Share
The following table summarizes earnings per share calculations for the years ended December 31, 2021, 2020 and 2019:
2021 2020 2019
Basic earnings per common share

Net income attributable to Quaker Chemical Corporation
$

121,369
$

39,658
$

31,622
Less: income allocated to participating securities

(480)

(148)

(90)
Net income available to common shareholders
$

120,889
$
39,510
$
31,532
Basic weighted average common shares outstanding
17,805,034
17,719,792
15,126,928
Basic earnings per common share $
6.79
$
2.23
$
2.08
Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation $
121,369
$
39,658
$
31,622
Less: income allocated to participating securities
(479)
(148)
(90)
Net income available to common shareholders $
120,890
$
39,510
$
31,532
Basic weighted average common shares outstanding
17,805,034
17,719,792
15,126,928
Effect of dilutive securities
50,090
31,087
36,243
Diluted weighted average common shares outstanding
17,855,124
17,750,879
15,163,171
Diluted earnings per common share $
6.77
$
2.22
$
2.08
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

Certain stock options, restricted stock units and PSUs are not included in the diluted earnings per share calculation when the effect would

have been anti-dilutive.

The calculated amount of anti-diluted shares not
included were
4,070

in 2021,
945

in 2020 and
108

in 2019.
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

The proceeds of the settlement and release agreements were deposited into interest bearing accounts which earned less then $
0.1

million and $
0.2

million in the years ended December 31, 2020, and 2019,
respectively, offset

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
18.1

million gain
on its Consolidated Statement of Income in Other income (expense

), net, for the amount of previously restricted cash, net of the estimated liability to pay claims and associated with the inactive subsidiary’s asbestos litigation as of December 31, 2020.

Therefore,
due to these restrictions ending, there is
no

restricted cash for the year ended December 31, 2021.

See Notes 18, 22 and 26 of Notes to
Consolidated Financial Statements.
The following table provides a reconciliation of cash, cash equivalents and restricted cash as December 31, 2021, 2020, 2019 and
2018:
2021 2020 2019 2018
Cash and cash equivalents $
165,176
$
181,833
$
123,524
$
104,147
Restricted cash included in other current assets
-
62
353
-
Restricted cash included in other assets
-
-
19,678
20,278
Cash, cash equivalents and restricted cash $
165,176
$
181,895
$
143,555
$
124,425

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
73
Note 13 – Accounts Receivable and Allowance for Doubtful Accounts
As of December 31, 2021 and 2020, the Company had gross trade accounts receivable totaling $
443.0

million and $
386.1

million,
respectively.

The following are changes in the allowance for doubtful accounts during the years ended December 31, 2021, 2020 and 2019:
Exchange Rate
Balance at Changes Write-Offs Changes
Balance

Beginning to Costs and Charged to and Other at End
of Period Expenses Allowance Adjustments of Period
Allowance for Doubtful Accounts
Year

ended December 31, 2021
$
13,145
$
653
$
(946)
$
(518)
$
12,334
Year

ended December 31, 2020
$
11,716
$
3,582
$
(2,187)
$
34
$
13,145
Year

ended December 31, 2019
$
5,187
$
1,925
$
(322)
$
4,926
$
11,716
Included in exchange rate changes and other adjustments for the year ended December 31, 2019 are the allowance for doubtful
accounts of $
5.0

million related to the acquired receivables in connection with the Combination and

Norman Hay acquisition.
Note 14 – Inventories
Inventories, net, as of December 31, 2021 and 2020 were as follows:
2021 2020
Raw materials and supplies
$
129,382
$
86,148
Work in process,

finished goods and reserves
135,149
101,616
Total inventories, net
$
264,531
$
187,764
Note 15 – Property,

Plant and Equipment
Property, plant and equipment

as of December 31, 2021 and 2020 were as follows:
2021 2020
Land
$
30,793
$
33,009
Building and improvements
134,313
135,595
Machinery and equipment
252,779
246,242
Construction in progress
16,459
8,407
Property, plant and equipment,

at cost
434,344
423,253
Less: accumulated depreciation
(236,824)
(219,370)
Total property,

plant and equipment, net
$
197,520
$
203,883
As of December 31, 2021, PP&E includes $
0.8

million of finance lease assets and future minimum lease payments.

In connection
with the plans for closure of certain facilities, certain buildings and land with an aggregate book value of approximately $0.7 million continue to be held-for-sale as of December 31, 2021 and are recorded in prepaid expenses and other current assets on the Company’s
Consolidated Balance Sheet.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
74
Note 16 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31,

2021 and 2020 were as follows:
Global
Specialty
Americas EMEA Asia/Pacific Businesses Total
Balance as of December 31, 2019 $
216,385
$
133,018
$
141,727
$
116,075

$
607,205
Goodwill additions
1,485
531
-
1,329
3,345
Currency translation and other

adjustments

(4,628)
6,613
16,363
2,314
20,662
Balance as of December 31, 2020
213,242
140,162
158,090
119,718

631,212
Goodwill additions
1,490
3,380
1,308
2,624
8,802
Currency translation and other

adjustments
(709)
(8,022)
3,060
(3,149)
(8,820)
Balance as of December 31, 2021 $
214,023
$
135,520
$
162,458
$
119,193
$
631,194
Other adjustments in the table above includes updates to the Company’s allocation of the Houghton purchase price and associated
goodwill to each of the Company’s

reportable segments during the year ended December 31, 2020, including

a $
2.6

million decrease
in the Americas, a $
1.4

million decrease in EMEA, a $
8.0

million increase in Asia/Pacific and a $
0.5

million increase in Global
Specialty Businesses.

Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of December 31, 2021 and 2020 were
as follows:
Gross Carrying Accumulated
Amount Amortization
2021 2020 2021 2020
Customer lists and rights to sell $
853,122
$
839,551

$
147,858

$
99,806
Trademarks, formulations and product

technology

163,974

166,448

38,747

30,483
Other

6,309

6,372

5,900

5,824
Total definite-lived

intangible assets
$
1,023,405

$
1,012,371

$
192,505

$
136,113
The Company recorded $
59.9

million, $
55.9

million and $
26.7

million of amortization expense during the years ended December
31, 2021, 2020 and 2019, respectively.

Amortization is recorded within SG&A in the Company’s

Consolidated Statements of Income.

Estimated annual aggregate amortization expense for the subsequent five years is as follows:
For the year ended December 31, 2022 $
59,900
For the year ended December 31, 2023
59,727
For the year ended December 31, 2024
59,138
For the year ended December 31, 2025
58,383
For the year ended December 31, 2026
58,108
The Company has four indefinite-lived intangible assets totaling $
196.9

million as of December 31, 2021, including $
195.8
million of indefinite-lived intangible assets for trademarks and tradename associated with the Combination.

Comparatively, the
Company had four indefinite-lived intangible assets for trademarks and tradename totaling $
205.1

million as of December 31, 2020.
The Company completes its annual goodwill and indefinite-lived intangible asset impairment test during the fourth quarter of
each year, or more frequently if triggering

events indicate a possible impairment in one or more of its reporting units.

The Company
completed its annual impairment assessment during the fourth quarter of 2021 and concluded
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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
75
reporting units or indefinite-lived and long-lived assets, except for the Company’s

Houghton and Fluidcare
TM

trademarks

and
tradename indefinite-lived intangible assets.

The determination of estimated fair value of the Houghton and Fluidcare
TM

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
TM

trademarks and tradename intangible assets were
less than their carrying values.

As a result, an impairment charge of $
38.0

million, primarily related to the Houghton trademarks and
tradename, to write down the carrying values of these intangible assets to their estimated fair values was recorded in the first quarter
of 2020.
Note 17 – Investments in Associated Companies
As of December 31, 2021, the Company held a
50
% investment in and had significant influence over Nippon Quaker Chemical,
Ltd. (“Nippon Japan”), Kelko Quaker Chemical, S.A. (“Kelko Panama”)

and Houghton Korea acquired in 2019 in connection with the
Combination, and held a
32
% investment in and had significant influence over Primex, Ltd. (“Primex”).
The carrying amount of the Company’s

equity investments as of December 31, 2021 was $
95.3

million, which includes
investments of $
66.4

million in Houghton Korea; $
21.5

million in Primex; $
7.1

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

As of December 31, 2021 and 2020, the Company had
no

remaining carrying value for its investment in Kelko Venezuela.

The following table is a summary of equity income in associated companies by investment for the years ending December 31,
2021, 2020 and 2019:
Year

Ended December 31,
2021 2020 2019
Houghton Korea
$
3,808
$
5,241
$
2,337
Nippon Japan
461
853
850
Kelko Panama
154
107
55
Grindaix (1)
(37)
-
-
Primex
4,993
1,151
1,822
Total equity in net

income of associated companies
$
9,379
$
7,352
$
5,064
(1) In February 2021, the Company acquired a
38
% ownership interest in Grindaix.

From that date through September 2021
when the Company purchased the remaining interest of Grindaix, the

Company accounted for its
38
% interest under the
equity method of accounting and recorded equity in net income of associated companies.

See Note 2 of Notes to
Consolidated Financial Statements.
As the Combination closed on August 1, 2019, the Company included five months of equity income from Houghton Korea in its
December 31, 2019 Consolidated Statement of Income.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
76
Note 18 – Other Non-Current Assets
Other non-current assets as of December 31, 2021 and 2020 were as follows:
2021 2020
Pension assets $
7,916

$
6,748
Uncertain tax positions
6,931
7,209
Indemnification assets
6,630
7,615
Debt issuance costs
4,267
5,919
Supplemental retirement income program

2,269

1,961
Other
2,946
2,344
Total other non

-current assets
$
30,959

$
31,796
As of December 31, 2021 and 2020, indemnification assets relates to certain

Houghton foreign subsidiaries for which the
Company expects it will incur additional tax amounts which are subject to indemnification under the terms of the Combination share
and purchase agreement.

These indemnification assets have a corresponding uncertain tax position recorded in other non-current
liabilities.

As of December 31, 2021 and 2020, one of the Company’s

foreign pension plan’s fair value of

plan assets exceeded its
gross benefit obligation and was therefore over-funded,

which is represented by the line Pension assets in the table above.

See Notes
10, 12, 21 and 22 of Notes to Consolidated Financial Statements.

Note 19 – Other Accrued Liabilities
Other accrued liabilities as of December 31, 2021 and 2020 were as follows:
2021 2020
Non-income taxes
$
23,725
$
26,080
Current income taxes payable
16,642
13,124
Professional fees, legal, and acquisition-related accruals
12,264
11,437
Selling expenses and freight accruals
11,695
10,475
Short-term lease liabilities
9,976
10,901
Customer advances and sales return reserves
7,965
6,380
Interest rate swap
1,782
-
Other
11,568
13,710
Total other accrued

liabilities
$
95,617
$
92,107
Note 20 – Debt
Debt as of December 31, 2021 and 2020 includes the following:
As of December 31, 2021 As of December 31, 2020
Interest
Outstanding

Interest
Outstanding

Rate Balance Rate Balance
Credit Facilities:
Revolver
1.62%
$
211,955
1.65%
$
160,000
U.S. Term Loan
1.65%
540,000
1.65%
570,000
EURO Term Loan
1.50%
137,616
1.50%
157,062
Industrial development bonds
5.26%
10,000
5.26%
10,000
Bank lines of credit and other debt obligations
Various
1,777
Various
2,072
Total debt
$
901,348
$
899,134
Less: debt issuance costs
(8,001)
(11,099)
Less: short-term and current portion of long-term debts
(56,935)
(38,967)
Total long-term debt
$
836,412
$
849,068

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
77
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
August 2024
.

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

On December 10, 2021, the Company entered into the Second Amendment with Bank of America
N.A., to include among other things, an update to provide for use of a non-USD currency LIBOR successor rate.

The variable interest
rate incurred on the outstanding borrowings under the Credit Facility as of and during the year ended December 31, 2021 was
approximately
1.6
%.

In addition to paying interest on outstanding principal under the Credit Facility,

the Company is required to pay
a commitment fee ranging from
0.2
% to
0.3
% depending on the Company’s consolidated

net leverage ratio to the lenders under the
Revolver in respect of the unutilized commitments thereunder.

The Company has unused capacity under the Revolver of
approximately $
184

million, net of bank letters of credit of approximately $
4

million, as of December 31, 2021.
The Credit Facility is subject to certain financial and other covenants

.

The Company’s initial consolidated net

debt to
consolidated adjusted EBITDA ratio could not exceed
4.25

to 1, with step downs in the permitted ratio over the term of the Credit
Facility.

As of December 31, 2021, the consolidated net debt to adjusted EBITDA may not exceed
3.75

to 1.

The Company’s
consolidated adjusted EBITDA to interest expense ratio cannot be less than
3.0

to 1 over the term of the agreement.

The Credit
Facility also prohibits the payment of cash dividends if the Company is in default or if the amount of the dividend paid annually exceeds the greater of $
50.0

million and
20
% of consolidated adjusted EBITDA unless the ratio of consolidated net debt to
consolidated adjusted EBITDA is less than
2.0

to 1, in which case there is no such limitation on amount.

As of December 31, 2021
and December 31, 2020, the Company was in compliance with all of the Credit Facility covenants.

The Term Loans have quarterly
principal amortization during their five year terms, with
5.0
% amortization of the principal balance due in years 1 and 2,
7.5
% in year
3, and
10.0
% in years 4 and 5, with the remaining principal amount due at maturity.

During the year ended December 31, 2021, the
Company made four quarterly amortization payments related to the

Term Loans totaling $
38.0

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

based on the Company’s consolidated

net leverage ratio.

At the time the
Company entered into the swaps, and as of December 31, 2021,

the aggregate interest rate on the swaps, including the fixed base rate plus an applicable margin, was
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

term of the Credit Facility.

As of December 31, 2021 and 2020, the Company had
$
8.0

million and $
11.1

million, respectively, of debt

issuance costs recorded as a reduction of long-term debt.

As of December 31,
2021 and 2020, the Company had $
4.3

million and $
5.9

million, respectively, of

debt issuance costs recorded within other non-current
assets.

Industrial development bonds
As of December 31, 2021 and 2020, the Company had fixed rate, industrial development authority bonds totaling $
10.0

million in
principal amount due in 2028
.

These bonds have similar covenants to the Credit Facility noted above.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
78
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

Total unused
capacity under these arrangements as of December 31, 2021, was approximately

$
26

million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s only other

off-balance
sheet arrangements include certain financial and other guarantees.

The Company’s total bank letters

of credit and guarantees
outstanding as of December 31, 2021 were approximately $
6

million.
The Company incurred the following debt related expenses included within Interest expense, net, in the Consolidated Statements of Income:
Year

Ended December 31,
2021 2020 2019
Interest expense
$
19,089
$
23,552
$
16,788
Amortization of debt issuance costs
4,749
4,749
1,979
Total
$
23,838
$
28,301
$
18,767
Based on the variable interest rates associated with the Credit Facility,

as of December 31, 2021 and 2020, the amounts at which
the Company’s total debt were recorded

are not materially different from their fair market value.
At December 31, 2021, annual maturities on long-term borrowings maturing in the next five fiscal years (excluding the reduction
to long-term debt attributed to capitalized and unamortized debt issuance costs)

are as follows:

2022 $
56,978
2023
75,765
2024
758,241
2025
298
2026
145
Note 21 – Pension and Other Postretirement

Benefits
The following table shows the funded status of the Company’s plans’ reconciled

with amounts reported in the Consolidated
Balance Sheets as of December 31, 2021 and 2020:
Other Post-
Pension Benefits Retirement Benefits
2021 2020 2021 2020
Foreign U.S. Total Foreign U.S. Total U.S. U.S.
Change in benefit obligation
Gross benefit obligation at beginning
of year
$
247,675
$
109,969
$
357,644
$
217,893
$
153,723
$
371,616
$
3,234
$
4,266
Service cost
698
547
1,245
4,340
491
4,831
1
5
Interest cost
2,594
1,737
4,331
3,416
2,923
6,339
27
77
Employee contributions
71
-
71
73
-
73
-
-
Effect of plan amendments
-
-
-
-
50
50
(78)
-
Curtailment gain
-
-
-
(2,324)
-
(2,324)
-
-
Plan settlements
(541)
-
(541)
(2,316)
(53,494)
(55,810)
-
-
Benefits paid
(6,869)
(5,064)
(11,933)
(5,087)
(6,138)
(11,225)
(182)
(250)
Plan expenses and premiums paid
(74)
-
(74)
(135)
-
(135)
-
-
Transfer in of business acquisition
231
-
231
-
-
-
-
-
Actuarial (gain) loss

(4,160)
(3,769)
(7,929)
16,834
12,414
29,248
(992)
(864)
Translation differences and other
(10,873)
-
(10,873)
14,981
-
14,981
-
-
Gross benefit obligation at end of year
$
228,752
$
103,420
$
332,172
$
247,675
$
109,969
$
357,644
$
2,010
$
3,234

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
79
Other Post-
Pension Benefits Retirement Benefits
2021 2020 2021 2020
Foreign U.S. Total Foreign U.S. Total U.S. U.S.
Change in plan assets
Fair value of plan assets at

beginning of year
$
228,789
$
73,481
$
302,270
$
195,099
$
120,550
$
315,649
$
-
$
-
Actual return on plan assets
915
7,201
8,116
20,367
10,759
31,126
-
-
Employer contributions
4,289
2,063
6,352
6,912
2,302
9,214
182
250
Employee contributions
71
-
71
73
-
73
-
-
Plan settlements
(541)
-
(541)
(2,316)
(53,494)
(55,810)
-
-
Benefits paid
(6,869)
(5,065)
(11,934)
(5,087)
(6,138)
(11,225)
(182)
(250)
Plan expenses and premiums paid
(74)
-
(74)
(135)
(498)
(633)
-
-
Translation differences
(9,694)
-
(9,694)
13,876
-
13,876
-
-
Fair value of plan assets at end of year $
216,886
$
77,680
$
294,566
$
228,789
$
73,481
$
302,270
$
-
$
-
Net benefit obligation recognized
$
(11,866)
$
(25,740)
$
(37,606)
$
(18,886)
$
(36,488)
$
(55,374)
$
(2,010)
$
(3,234)
Amounts recognized in the balance

sheet consist of:

Non-current assets
$
7,916
$
-
$
7,916
$
6,748
$
-
$
6,748
$
-
$
-

Current liabilities
(191)
(1,137)
(1,328)
(568)
(612)
(1,180)
(220)
(286)

Non-current liabilities
(19,591)
(24,603)
(44,194)
(25,066)
(35,876)
(60,942)
(1,790)
(2,948)
Net benefit obligation recognized $
(11,866)
$
(25,740)
$
(37,606)
$
(18,886)
$
(36,488)
$
(55,374)
$
(2,010)
$
(3,234)
Amounts not yet reflected in net

periodic benefit costs and included in

accumulated other comprehensive loss:

Prior service (cost) credit
(22)
43
21
(26)
50
24
46
-

Accumulated (loss) gain
(19,163)
(9,763)
(28,926)
(21,976)
(5,532)
(27,508)
1,034
124

AOCI
(19,185)
(9,720)
(28,905)
(22,002)
(5,482)
(27,484)
1,080
124

Cumulative employer contributions

in excess of or (below) net

periodic benefit cost
7,319
(16,020)
(8,701)
3,116
(31,006)
(27,890)
(3,090)
(3,358)
Net benefit obligation recognized $
(11,866)
$
(25,740)
$
(37,606)
$
(18,886)
$
(36,488)
$
(55,374)
$
(2,010)
$
(3,234)
The accumulated benefit obligation for all defined benefit pension plans was

$
321.5

million ($
103.4

million U.S. and $
218.1
million Foreign) and $
344.4

million ($
109.5

million U.S. and approximately $
234.9

million Foreign) as of December 31, 2021 and
2020, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
2021 2020
Foreign U.S. Total Foreign U.S. Total
Projected benefit obligation $
138,963
$
103,420
$
242,383
$
32,373
$
109,969
$
142,342
Accumulated benefit obligation
128,268
103,420
231,688
30,892
109,540
140,432
Fair value of plan assets
119,181
77,680
196,861
18,074
73,481
91,555

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
80
Information for pension plans with a projected benefit obligation in excess of plan assets:
2021 2020
Foreign U.S. Total Foreign U.S. Total
Projected benefit obligation $
138,963
$
103,420
$
242,383
$
32,373
$
109,969
$
142,342
Fair value of plan assets
119,181
77,680
196,861
18,074
73,481
91,555
Components of net periodic benefit costs – pension plans:
2021 2020
Foreign U.S. Total Foreign U.S. Total
Service cost $
698
$
547
$
1,245
$
4,340
$
491
$
4,831
Interest cost
2,594
1,737
4,331
3,416
2,923
6,339
Expected return on plan assets
(4,686)
(3,611)
(8,297)
(4,262)
(4,810)
(9,072)
Settlement loss (gain)
35
-
35
(88)
22,667
22,579
Curtailment charge
-
-
-
(1,155)
-
(1,155)
Actuarial loss amortization
996
2,252
3,248
886
2,110
2,996
Prior service cost (credit)
amortization
3
7
10
(167)
-
(167)
Net periodic benefit (income) cost $
(360)
$
932
$
572
$
2,970
$
23,381
$
26,351
2019
Foreign U.S. Total
Service cost $
3,507
$
434
$
3,941
Interest cost
3,046
3,313
6,359
Expected return on plan assets
(3,668)
(3,227)
(6,895)
Settlement loss
258
-
258
Actuarial loss amortization
757
2,348
3,105
Prior service credit amortization
(165)
-
(165)
Net periodic benefit cost $
3,735
$
2,868
$
6,603
Other changes recognized in other comprehensive

income – pension plans:
2021 2020
Foreign U.S. Total Foreign U.S. Total
Net (gain) loss arising during

the period $
(388)
$
(448)
$
(836)
$
(1,594)
$
1,536
$
(58)
Effect of plan amendment
Recognition of amortization in net
periodic benefit cost
Settlement loss
(83)
(2,252)
(2,335)
(39)
(22,667)
(22,706)
Prior service (cost) credit
-
(7)
(7)
1,325
50
1,375
Actuarial (loss) gain
(954)
(6,925)
(7,879)
(758)
3,967
3,209
Curtailment Recognition
(3)
-
(3)
(3)
-
(3)
Effect of exchange rates on amounts
included in AOCI
(1,390)
-
(1,390)
1,535
-
1,535
Total recognized

in other

comprehensive (income) loss
(2,818)
(9,632)
(12,450)
466
(17,114)
(16,648)
Total recognized

in net periodic

benefit cost and other

comprehensive (income) loss $
(3,178)
$
(8,700)
$
(11,878)
$
3,436
$
6,267
$
9,703

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
81
2019
Foreign U.S. Total
Net loss arising during period $
3,826
$
3,926
$
7,752
Recognition of amortization in net periodic benefit

cost
Prior service credit
196
-
196
Actuarial loss
(1,015)
(2,347)
(3,362)
Effect of exchange rates on amounts included

in AOCI
(61)
-
(61)
Total recognized

in other comprehensive loss
2,946
1,579
4,525
Total recognized

in net periodic benefit cost and

other comprehensive loss $
6,681
$
4,447
$
11,128
Components of net periodic benefit costs – other postretirement plan:
2021 2020 2019
Service cost
$
1
$
5
$
6
Interest cost
27
77
143
Actuarial loss amortization
(82)
(5)
-
Prior service credit amortization
(31)
-
-
Net periodic benefit costs
$
(85)
$
77
$
149
Other changes recognized in other comprehensive

income – other postretirement benefit plans:
2021 2020 2019
Net (gain) loss arising during period
$
(992)
$
(864)
$
395
Recognition of amortizations in net periodic
benefit cost

(78)
-
-
Prior service credit
31
-
-
Actuarial gain amortization
82
5
-
Total recognized

in other comprehensive (income)
loss
(957)
(859)
395
Total recognized

in net periodic benefit cost and

other comprehensive (income) loss

$
(1,042)
$
(782)
$
544
Weighted-average

assumptions used to determine benefit obligations as of December 31, 2021 and 2020:
Other Postretirement
Pension Benefits Benefits
2021 2020 2021 2020
U.S. Plans:
Discount rate
2.58
%
2.19
%
2.45
%
2.05
%
Rate of compensation increase N/A
6.00
% N/A N/A
Foreign

Plans:
Discount rate
1.71
%
1.79
% N/A N/A
Rate of compensation increase
2.21
%
2.74
% N/A N/A

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
82
Weighted-average

assumptions used to determine net periodic benefit costs for the years ended December 31,

2021 and
2020:
Other Postretirement
Pension Benefits Benefits
2021 2020 2021 2020
U.S. Plans:
Discount rate
2.67
%
3.11
%
1.90
%
2.99
%
Expected long-term return on
plan assets
5.75
%
6.50
% N/A N/A
Rate of compensation increase
6.00
%
6.00
% N/A N/A
Foreign Plans:
Discount rate
1.38
%
2.30
% N/A N/A
Expected long-term return on
plan assets
2.06
%
2.20
% N/A N/A
Rate of compensation increase
2.52
%
2.79
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
Assumed health care cost trend rates as of December

31, 2021 and 2020:

2021 2020
Health care cost trend rate for next year
5.65
%
5.70
%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
4.00
%
4.50
%
Year

that the rate reaches the ultimate trend rate
2046
2037
Plan Assets and Fair Value
The Company’s pension plan

target asset allocation and the weighted-average asset allocations as of December

31, 2021 and 2020
by asset category were as follows:
Asset Category Target 2021 2020
U.S. Plans
Equity securities
44
%
46
%
58
%
Debt securities
50
%
48
%
36
%
Other
6
%
6
%
6
%
Total
100
%
100
%
100
%
Foreign Plans
Equity securities
39
%
36
%
33
%
Debt securities
50
%
43
%
45
%
Other
11
%
21
%
22
%
Total
100
%
100
%
100
%

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
83
As of December 31, 2021 and 2020, “Other” consisted principally of cash and cash equivalents, and investments in real estate
funds.

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

asset value

(“NAV”), which is

generally

based on

the underlying

asset values

of the
investments

held in the

trusts.

As of December 31, 2021, the foreign pension plan commingled funds included approximately
35

percent of investments in
equity securities,
51

percent of investments in fixed income securities, and
14

percent of other non-related investments, primarily
real estate.
Pooled Separate

Accounts
Investments

in the U.S.

pension

plan pooled

separate

accounts

consist of

annuity

contracts

and are

valued based

on the reported
unit value

at year

end.

Units of

the pooled

separate

account

are not traded

on an exchange

or in an

active market;

however, valuation

is
based on

the underlying

investments

of each

pooled separate

account

and are

classified

as Level

2 investments.

As of December 31,
2021, the U.S. pension plan pooled separate accounts included approximately 49 percent of investments in equity securities and 51 percent of investments in fixed income securities.
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

The contract is classified
as a Level 3 investment.
Diversified

Equity

Securities

- Registered

Investment

Companies
Investments

in the foreign

pension

plans diversified

equity securities

of registered

investment

companies

are based

upon the
quoted redemption

value of

shares in

the fund

owned by

the plan

at year end.

The shares

of the fund

are not

available

on an exchange
or in an

active market;

however, the

fair value

is determined

based on

the underlying

investments

in the

fund as

traded on

an exchange
in an active

market and

are classified

as Level

2 investments.
Fixed Income

– Foreign Registered

Investment

Companies
Investments

in the foreign

pension

plans fixed

income securities

of foreign

registered

investment

companies

are based

upon the
quoted redemption

value of

shares in

the fund

owned by

the plan

at year end.

The shares

of the fund

are not

available

on an exchange
or in an

active market;

however, the

fair value

is determined

based on

the underlying

investments

in the

fund as

traded on

an exchange
in an active

market and

are classified

as Level

2 investments.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
84
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

31, 2021,

the diversified

investment

funds included

approximately
62

percent

of investments

in equity

securities,
20

percent
of investments

in fixed

income

securities,

and
18

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

These property

funds are classified
as a Level 3 investment.
As of December 31, 2021 and 2020, the U.S. and foreign plans’ investments measured at fair value on a recurring basis were as
follows:
Fair Value

Measurements at December 31, 2021
Total
Using Fair Value

Hierarchy
U.S. Pension Assets Fair Value Level 1 Level 2 Level 3
Pooled separate accounts
$
72,721
$
-
$
72,721
$
-
Real estate
4,959
-
-
4,959
Subtotal U.S. pension plan assets in fair value hierarchy
$
77,680
$
-
$
72,721
$
4,959
Total U.S. pension

plan assets
$
77,680
Foreign Pension Assets
Cash and cash equivalents
$
1,989
$
1,989
$
-
$
-
Insurance contract
99,527
-
-
99,527
Diversified equity securities - registered investment companies
10,999
-
10,999
-
Fixed income – foreign registered investment companies
3,593
-
3,593
-
Fixed income government securities
35,339
-
35,339
-
Real estate
6,588
-
-
6,588
Other - alternative investments
6,979
-
-
6,979
Sub-total of foreign pension assets in fair value hierarchy
$
165,014
$
1,989
$
49,931
$
113,094
Commingled funds measured at NAV
2,300
Diversified investment fund -

registered investment
companies measured at NAV
49,572
Total foreign pension

assets
$
216,886
Total pension

assets in fair value hierarchy
$
242,694
$
1,989
$
122,652
$
118,053
Total pension

assets measured at NAV
51,872
Total pension

assets
$
294,566

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
85
Fair Value

Measurements at December 31, 2020
Total
Using Fair Value

Hierarchy
U.S. Pension Assets Fair Value Level 1 Level 2 Level 3
Pooled separate accounts
$
69,385
$
-
$
69,385
$
-
Real estate
4,096
-
-
4,096
Subtotal U.S. pension plan assets in fair value hierarchy
$
73,481
$
-
$
69,385
$
4,096
Total U.S. pension

plan assets
$
73,481
Foreign Pension Assets
Cash and cash equivalents
$
634
$
634
$
-
$
-
Insurance contract
112,920
-
-
112,920
Diversified equity securities - registered investment companies
8,851
-
8,851
-
Fixed income – foreign registered investment companies
3,711
-
3,711
-
Fixed income government securities
37,579
-
37,579
-
Real estate
5,679
-
-
5,679
Other - alternative investments
10,638
-
-
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
Changes in the fair value of the plans’ Level 3 investments during the years ended December 31, 2021 and 2020 were as follows:
Insurance Alternative
Contract Real Estate Investments Total
Balance as of December 31, 2019 $
92,657
$
9,581
$
9,436
$
111,674
Purchases
3,902
18
989
4,909
Settlements
(2,027)
-
-
(2,027)
Unrealized gains (losses)
8,917
(16)
(171)
8,730
Currency translation adjustment
9,471
192
384
10,047
Balance as of December 31, 2020
112,920
9,775
10,638
133,333
Purchases
1,722
(78)
(334)
1,310
Settlements
(1,812)
-
-
(1,812)
Unrealized (losses) gains
(5,031)
1,926
(3,282)
(6,387)
Currency translation adjustment
(8,272)
(76)
(43)
(8,391)
Balance as of December

31, 2021
$
99,527
$
11,547
$
6,979
$
118,053

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
86
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
.

As of January 1, 2020, the last valuation date available for the multiemployer plan, total plan liabilities were approximately $
587

million.

As of December 31, 2020, the multiemployer pension plan had total plan assets of approximately $
387

million.

The Company’s contribution

rate to the multiemployer pension plan is specified in the collective bargaining union contract and contributions are made

to the plan based on its union employee payroll.

The Company contributed $
0.2
million during the year ended December 31, 2021.

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

liability as of December 31, 2021.

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

Cash Flows
Contributions
The Company expects to make minimum cash contributions of approximately$
10.6

million to its pension plans (approximately
$
6.6

million U.S. and $
4.0

million Foreign) and approximately $
0.2

million to its other postretirement benefit plan in 2022.
Estimated Future Benefit Payments
Excluding any impact related to the PPA

noted above, the following benefit payments, which reflect expected future service, as
appropriate, are expected to be paid:
Other Post-
Pension Benefits Retirement
Foreign U.S. Total Benefits
2022 $
6,678
$
6,627
$
13,305
$
220
2023
6,661
6,043
12,704
209
2024
6,475
6,205
12,680
187
2025
6,984
6,199
13,183
174
2026
7,702
6,213
13,915
157
2027 to 2031
42,577
30,169
72,746
625

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
87
The Company maintains a plan under which supplemental retirement benefits are provided to certain officers.

Benefits payable
under the plan are based on a combination of years of service and existing postretirement benefits.

Included in total pension costs are
charges of $
3.0

million, $
2.5

million and $
1.8

million for the years ended December 31, 2021, 2020 and 2019, respectively, representing the annual accrued benefits under this plan.
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

See Note 8 of Notes to Consolidated Financial Statements.

Total Company

contributions were $
4.8

million,
$
5.7

million and $
4.0

million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 22 – Other Non-Current Liabilities
Other non-current liabilities as of December 31, 2021 and 2020 were as follows:
2021 2020
Uncertain tax positions (includes interest and penalties) $
28,665

$
28,961
Non-current income taxes payable
8,500
8,500
Deferred and other long-term compensation
6,388
6,257
Environmental reserves
4,424
4,610
Inactive subsidiary litigation and settlement reserve
410
542
Fair value of interest rate swaps

-

4,672
Other
1,228
1,627
Total other non

-current liabilities
$
49,615

$
55,169
The Fair value of interest rate swaps as of December 31, 2021 has been reclassified to other accrued liabilities in connection with
the expiration of the swap contract in November 2022.

See Notes 19 and 25 of Notes to Consolidated Financial Statements.
Note 23 – Equity and Accumulated Other Comprehensive Loss
The Company has
30,000,000

shares of common stock authorized with a par value of $
1
, and
17,897,033

and
17,850,616

shares
issued and outstanding as of December 31, 2021 and 2020, respectively.

The change in shares issued and outstanding during 2021
was primarily related to
29,415

shares issued for share-based compensation plans and
17,002

shares issued for the exercise of stock
options and other share activity.

The Company is authorized to issue
10,000,000

shares of preferred stock with $
1

par value, subject to approval by the Board.

The Board may designate one or more series of preferred stock and the number of shares, rights, preferences, and limitations of each series.

As of December 31, 2021,
no

preferred stock had been issued.
The Company has a share repurchase program that was approved by its Board in 2015 for the repurchase of up to $
100.0

million
of Quaker Chemical Corporation common stock.

The Company has
no
t repurchased any shares under the program for the years ended
December 31, 2021, 2020 and 2019.

As of December 31, 2021, there was approximately $
86.9

million of common stock remaining to
be purchased under this share repurchase program.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
88
The following table shows the reclassifications from and resulting balances of AOCI for the years ended December 31, 2021,
2020 and 2019:
Defined
Unrealized
Gain (Loss) in Currency Benefit
Translation Pension Available-for- Derivative
Adjustments Plans Sale Securities Instruments Total
Balance as of December 31, 2018 $
(49,322)
$
(30,551)
$
(842)
$
-
$
(80,715)
Other comprehensive income (loss) before

reclassifications
4,754
(8,088)
2,951
(415)
(798)
Amounts reclassified from AOCI
-
3,169
(301)
-
2,868
Related tax amounts
-
937
(557)
95
475
Balance as of December 31, 2019
(44,568)
(34,533)
1,251
(320)
(78,170)
Other comprehensive income (loss) before

reclassifications
41,693
(6,617)
2,848
(4,257)
33,667
Amounts reclassified from AOCI
-
24,141
(202)
-
23,939
Related tax amounts
-
(6,458)
(555)
979
(6,034)
Balance as of December 31, 2020
(2,875)
(23,467)
3,342
(3,598)
(26,598)
Other comprehensive (loss) income before

reclassifications
(46,968)
11,948
(531)
2,890
(32,661)
Amounts reclassified from AOCI
-
1,459
(3,197)
-
(1,738)
Related tax amounts
-
(3,112)
783
(664)
(2,993)
Balance as of December 31, 2021 $
(49,843)
$
(13,172)
$
397
$
(1,372)
$
(63,990)
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

Measurements at December 31, 2021
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance

$
2,533
$
-
$
2,533
$
-
Total $
2,533
$
-
$
2,533
$
-
Fair Value

Measurements at December 31, 2020
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance

$
1,961
$
-
$
1,961
$
-
Total $
1,961
$
-
$
1,961
$
-
The fair values of Company-owned life insurance assets are based on quotes for like instruments with similar credit ratings and
terms.

The Company did not hold any Level 3 investments as of December 31,

2021 or 2020, respectively,

so related disclosures have
not been included.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
89
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
Fair Value
Consolidated Balance Sheet December 31,
Location 2021 2020
Derivatives designated as cash flow hedges:
Interest rate swaps Other accrued liabilities $
1,782
$
-
Other non-current liabilities
-
4,672
$
1,782
$
4,672
The following table presents the net unrealized loss deferred to AOCI:
December 31,
2021 2020
Derivatives designated as cash flow hedges:
Interest rate swaps AOCI $
1,372
$
3,598
$
1,372
$
3,598
The following table presents the net loss reclassified from AOCI to earnings:
For the Years

Ended
December 31,
2021 2020 2019
Amount and location of (expense) income reclassified

from AOCI into (expense) income (Effective Portion) Interest expense, net $
(2,649)
$
(1,754)
$
29
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

In 2020, the Santa Ana Regional Water

Quality Control Board asked that ACP conduct some
additional indoor and outdoor soil vapor testing on and near the ACP site to confirm that ACP continues to meet the applicable local
standards and ACP performed such testing program

work in 2021 and will continue into 2022.

As of December 31, 2021, ACP
believes it is close to meeting the conditions for closure of the remaining groundwater treatment system but continues to operate this
system while in discussions with the relevant authorities.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
90
As of December 31, 2021, the Company believes that the range of potential

-known liabilities associated with the balance of ACP
water remediation program is approximately $
0.1

million to $
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

These cases were originally handled by the subsidiary’s

primary and excess insurers who had agreed in 1997 to pay all defense costs and be responsible for all damages assessed against the subsidiary arising out of existing and future asbestos claims up to the
aggregate limits of their policies.

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
two years prior written notice.

As of December 31, 2021, no notice of termination has been given under this agreement.

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

The Company is party to environmental matters related to certain domestic and foreign properties.

These environmental matters
primarily require the Company to perform long-term monitoring as well as operating and maintenance at each of the applicable sites.

During the year ended December 31, 2021, there have been no significant changes to the facts or circumstances of these matters, aside from ongoing monitoring and maintenance activities and routine payments associated with each of these sites.

The Company
continually evaluates its obligations related to such matters, and based on historical costs incurred and projected costs to be incurred over the next 27 years, has estimated the present value range of costs for all of these environmental matters, on a discounted basis, to be between approximately $
5.0

million and $
6.0

million as of December 31, 2021, for which $
5.6

million is accrued within other
accrued liabilities and other non-current liabilities on the Company’s

Consolidated Balance Sheet as of December 31, 2021.

Comparatively,

as of December 31, 2020, the Company had $
6.0

million accrued for with respect to these matters.
The Company’s Sao Paulo,

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

The site developed an action plan and submitted it

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
91
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

In 2019, the site submitted a report on the activities completed including the revised site conceptual model and results of the remedial feasibility study and recommended remedial strategy for the site.

Other environmental matters include participation in certain payments in connection with four currently active environmental
consent orders related to certain hazardous waste cleanup activities under the U.S. Federal Superfund statute.

The Company has been
designated a potentially responsible party (“PRP”) by the Environmental

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

Approximately $
0.4
million and $
0.1

million were accrued as of December 31, 2021 and 2020, respectively,

to provide for such anticipated future
environmental assessments and remediation costs.
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

The Company also reversed the associated $
1.1

million
indemnification receivable, as the asserted tax liability in part related to a Houghton entity acquired in the Combination and for the periods prior to the Combination, for which the Company would have rights to indemnification from Houghton’s former owners.

Based on all available information as of the date of this report, the Company does not anticipate further tax liabilities related to this
matter to be asserted by the taxing authority.

During 2021, one of the Company’s

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
67.0

million BRL or approximately $
13.3

million, which included approximately $
8.4

million for the PIS and COFINS tax
credits as well as interest on these tax credits of $
4.9

million, and is recorded within prepaid and other current assets on the
Company’s Consolidated

Balance Sheet.

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

In connection with obtaining regulatory approvals for the Combination,

certain steel and aluminum related product lines of
Houghton were divested in August 2019.

In July 2021, the entity that acquired these divested product lines submitted an indemnification claim for certain alleged breaches of representation made by Houghton in the agreement pursuant to which such assets
had been divested.

The Company and the acquirer have agreed to extend the period for a possible negotiated resolution of this claim
through March 31, 2022 so that both parties can evaluate the other’s positions with respect to the subject matters of the claim.

The
Company is evaluating the merits of the alleged losses in the indemnification claim received.

As of the date of this Report, the
Company does not believe it is reasonably possible to determine or quantify any possible exposure.
During the third quarter of 2021, two of the Company’s

locations suffered property damages as a result of flooding and fire, respectively.

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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

- Continued
( Dollars in thousands, except per share amounts, unless otherwise stated )
92
insurance adjuster and insurance carrier,

that the losses incurred during the third quarter of 2021 will be covered under the Company’s
property insurance coverage, net of an aggregate deductible of $
2.0

million.

The Company has received payments from its insurers of
$
2.1

million and has recorded an insurance receivable associated with these events

(and a gain on insurance recoveries for losses
incurred) of $
0.7

million as of December 31, 2021.

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
December 31, 2021.
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

Based on that
evaluation, our principal executive officer and our principal financial officer have concluded that, as of December

31, 2021, the end of
the period covered by this Report, our disclosure controls and procedures

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

assessed the
effectiveness of the Company’s

internal control over financial reporting as of December 31, 2021.

In making this assessment, our
management used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission in
Internal
Control—Integrated Framework

(2013) (the “COSO framework”).

Based on its assessment, management has concluded that as of
December 31, 2021, the Company’s

internal control over financial reporting is effective based on those criteria.
Management has excluded the internal controls of Grindaix GmbH and

Baron Industries from our assessment of internal control
over financial reporting as of December 31, 2021, because these entities were acquired by the Company in purchase business
combinations in September and November 2021, respectively.

Grindaix GmbH and Baron Industries are wholly owned subsidiaries whose total assets and total revenues excluded from our assessment of internal control over financial reporting each represent less than
1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
The effectiveness of the Company’s

internal control over financial reporting as of December 31, 2021 has been audited by
PricewaterhouseCoopers LLP,

an independent registered public accounting firm, as stated in its report which is included in “Item 8.
Financial Statements and Supplementary Data.”
Remediation of the Previously Identified Material Weaknesses
As disclosed in “Item 9A. Controls and Procedures.” in the Company’s

2020 Form 10-K, we previously identified certain
deficiencies in our application of the principles associated with the COSO framework that management concluded constituted material
weaknesses.

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

During 2020 and 2021, the Company dedicated multiple
internal resources and supplemented those internal resources with various third-party specialists to assist with the formalization of a robust and detailed remediation plan.

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
“Item 9A.
Controls and Procedures.”
in the Company’s 2020 Form

10-K, we previously determined that our risk assessment process was not designed adequately to respond to changes to the risks of material misstatement to financial reporting.

In order to remediate this
material weakness, we have designed and implemented an improved risk assessment process, including identifying and assessing those risks attendant to the significant changes within the Company as a result of becoming a larger, more

complex global

organization due to the Combination.

During 2020 and in 2021, a full review was performed of our processes and controls across
significant and other locations in order to identify and address potential design gaps.

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

As previously disclosed in the 2020 Form 10-K, this material weakness remediation was also dependent on the remediation of the Revenue –

Price and Quantity material weakness. During the fourth quarter of 2021, we completed testing of the operating effectiveness of the controls (including Revenue-

Price and Quantity) and have
concluded that the material weakness has been remediated as of

December 31, 2021.
Revenue – Price and Quantity –
Specific to the material weakness in our revenue process that was previously disclosed in
“Item 9A.
Controls and Procedures.”
in the Company’s 2020 Form 10-K,

we did not design and maintain effective controls over the review of pricing, quantity and customer data to verify that revenue recognized was complete and accurate.

In order to remediate this material
weakness, the Company redesigned certain aspects of its revenue process and related controls.

The design included enhancements to
entity-level and transactional-level manual controls as well as IT general and application controls, which were substantially
implemented during the third quarter of 2021.

During the fourth quarter of 2021, we completed testing of the operating effectiveness of the controls and have concluded that the material weakness has been remediated as of December 31, 2021.

Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management,

including our principal executive officer and principal
financial officer, has evaluated

our internal control over financial reporting to determine whether any changes to our internal control
over financial reporting occurred during the fourth quarter of the year ended

December 31, 2021, that have materially affected, or are
reasonably likely to materially affect, our internal control over financial reporting.

Based on that evaluation, there were no changes
that have materially affected, or are reasonably likely to

materially affect, our internal control over financial reporting during the
fourth quarter of the year ended December 31, 2021.
Item 9B.

Other Information.
Not applicable.
Item 9C.

Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART

III
Item 10.

Directors, Executive Officers and Corporate Governance.
Incorporated by reference is (i) the information beginning

with and including the caption “Proposal 1—Election of Directors and
Nominee Biographies” in Quaker Houghton’s

definitive Proxy Statement relating to the 2022 Annual Meeting of

Shareholders, to be
filed with the Securities and Exchange Commission no later than

120 days after the close of its fiscal year ended December 31, 2021
(the “2022 Proxy Statement”) to, but not including, the sub-caption

“Governance Committee Procedures for Selecting Director
Nominees,” (ii) the information appearing in Item 4(a) of this Report, (iii)

the information in the 2022 Proxy Statement beginning with
and including the sub-caption “Code of Conduct” to, but not including,

the caption “Compensation Committee Interlocks and Insider
Participation,” and (iv) the information in the 2022 Proxy Statement beginning with and including the sub-caption “Shareholder
Nominations and Recommendations” to, but not including,

the sub-caption “Board Oversight of Risk.”

Information about our
Executive Officers is included in Item 4(a) of this Report.
Item 11.

Executive Compensation.
Incorporated by reference is (i) the information in the 2022 Proxy

Statement beginning with and including the caption
“Compensation Committee Interlocks and Insider Participation” to, but

not including the caption “Stock Ownership of Certain
Beneficial Owners and Management.”
Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.
Incorporated by reference is the information in the 2022 Proxy Statement beginning with and including the caption “Stock
Ownership of Certain Beneficial Owners and Management” to, but not including,

the caption “Certain Relationships and Related
Transactions.”
Equity Compensation Plans
The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2021.

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
109,684

$
165.47

606,155

(1)
Equity compensation plans not approved

by security holders - - -
Total
109,684

$
165.47

606,155

(1)
(1)
As of December 31, 2021, 304,900 of these shares were available for issuance as restricted stock awards under the Company’s
2001 Global Annual Incentive Plan, 240,004 shares were available for issuance upon the exercise of stock options and/or as
restricted stock awards and/or restricted stock unit awards under the Company’s

2016 Long-Term Performance

Incentive Plan, and
61,251 shares were available for issuance under the 2013 Director Stock

Ownership Plan.
Item 13.

Certain Relationships and Related Transactions, and

Director Independence.
Incorporated by reference is (i) the information in the 2022 Proxy

Statement beginning with and including the caption “Certain
Relationships and Related Party Transactions”

to, but not including, the caption “Proposal 2 — Ratification of Appointment of
Independent Registered Public Accounting Firm,” (ii) the

information in the 2022 Proxy Statement beginning with and including the sub-caption “Director Independence” to, but not including, the sub-caption “Governance Committee Procedures for Selecting Director
Nominees,” and (iii) the information in the 2022 Proxy Statement beginning with and including the caption “Meetings and
Committees of the Board” to, but not including, the caption “Compensation

Committee Interlocks and Insider Participation.”
Item 14.

Principal Accountant Fees and Services.
Incorporated by reference is the information in the 2022 Proxy Statement beginning with and including the sub-caption “Audit
Fees” to, but not including, the statement recommending a vote for ratification of the appointment of PricewaterhouseCoopers LLP as
the Company’s independent

registered public accounting firm for the year ending December 31, 2022.

PART

IV
Item 15.

Exhibits and Financial Statement Schedules.
(a) Exhibits and Financial Statement Schedules
1. Financial Statements and Supplementary Data

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm

43
Consolidated Statements of Income

45
Consolidated Statements of Comprehensive Income
46
Consolidated Balance Sheets

47
Consolidated Statements of Cash Flows

48
Consolidated Statements of Changes in Equity

49
Notes to Consolidated Financial Statements

50
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
10.1

—
Claim Handling and Funding Agreement between SB Decking, Inc., an inactive subsidiary of Registrant, and
Employers Insurance Company of Wausau dated September 25, 2007. Incorporated by reference to Exhibit 10(ffff) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.
10.2

—

Settlement Agreement and Mutual Release entered into between AC Products, Inc., wholly owned subsidiary of
Registrant, and Orange County Water District, effective November 8, 2007. Incorporated by reference to Exhibit
10.47 as filed by the Registrant with Form 10-K for the year ended 2007.
10.3

—
Employment Agreement by and between Registrant and Michael F. Barry dated July 1, 2008. Incorporated by reference to Exhibit 10.5 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008. †
10.4

—
Change in Control Agreement by and between Registrant and Michael F. Barry dated July 1, 2008. Incorporated by reference to Exhibit 10.6 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008. †
10.5

—
Employment Agreement by and between L. Willem Platzer and Quaker Chemical B.V., a Netherlands corporation and a subsidiary of Registrant, dated August 21, 2006. Incorporated by reference to Exhibit 10 as filed by the
Registrant with Form 8-K filed on August 22, 2006. †

10.6

—
Change in Control Agreement by and between Registrant and L. Willem Platzer dated April 2, 2007, effective
January 1, 2007. Incorporated by reference to Exhibit 10(aaaa) as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2007. †
10.7

—
Memorandum of Employment by and between Registrant and Joseph Berquist dated April 1, 2010. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010. †
10.8

—
Change in Control Agreement by and between Registrant and Joseph Berquist dated April 1, 2010. Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010.

†
10.9 —
Employment Agreement by and between Registrant and Joseph Berquist dated August 18 2021, effective on
September 9, 2021. Incorporated by reference to Exhibit 10.3 as filed by the registrant with Form 10-Q for the quarter ended September 30, 2021.

†
10.10 —
Employment Agreement by and between Dieter Laininger and Quaker Chemical B.V., a subsidiary of the registrant, dated June 1, 2011, effective June 15, 2011. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with
Form 10-Q for the quarter ended June 30, 2011
. †
10.11 —
Change in Control Agreement by and between Registrant and Dieter Laininger dated May 31, 2011, effective June 15,
2011. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended June
30, 2011
. †
10.12 —
Employment Agreement by and between Registrant and Andrew Tometich dated September 2, 2021, effective on
October 11, 2021. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2021.
. †
10.13 — C
hange in Control Agreement by and between Registrant and Andrew Tometich dated September 2, 2021, effective on
October 11, 2021. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended on September 30, 2021
. †
10.14 —
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
10.18 —
Memorandum of Employment by and between Registrant and Mary Dean Hall, dated and effective November 30,
2015. Incorporated by reference to Exhibit 10.60 as filed by the Registrant with Form 10-K for the year ended 2015
.†
10.19 —
Memorandum of Employment by and between the Registrant and Shane Hostetter dated and effective April 19, 2021.
Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended on March
31, 2021. †
10.20 —
Form of Change of Control Agreement by and between the Registrant and Shane Hostetter dated and effective April
19, 2021. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter that ended on March 31, 2021.
†
10.21 —
Memorandum of Employment by and between the Registrant and David Will dated March 22, 2021 and effective
April 19, 2021. Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended on March 31, 2021.
†
10.22 —
Terms and Conditions of Employment by and between Quaker Chemical Ltd and Adrian Steeples, dated December 7,
2010. Incorporated by reference to Exhibit 10.19 as filed by the Registrant with Form 10-K for the year ended 2019.†
10.23

—
Amendment to Terms and Conditions of Employment by and between Quaker Chemical Ltd and Adrian Steeples, dated June 15, 2011. Incorporated by reference to Exhibit 10.20 as filed by the Registrant with Form 10-K for the year ended 2019. †

10.24

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
10.26

—
Retirement Savings Plan, as amended and restated effective January 22, 2021, approved November 1, 2021. *†
10.27 —
Quaker Houghton Annual Incentive Plan (as amended and restated effective November 17, 2021). *†
10.28

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
10.30 —
2016 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed on March 28, 2016. †
10.31 —
Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2016 Long-
Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 8-K filed on May 6, 2016. †
10.32 —
Form of Restricted Stock Unit Agreement for executive officers and other employees under Registrant’s 2016 Long-
Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.4 as filed by Registrant with Form 8-K filed on May 6, 2016. †
10.33

—
Form of Stock Option Agreement for executive officers and other employees under Registrant’s 2016 Long-Term
Performance Incentive Plan. Incorporated by reference to Exhibit 10.30 as filed by the Registrant with Form 10-K for the year ended 2019. †
10.34

—
Chief Executive Officer Transition Agreement dated April 22, 2021, effective December 31, 2021. Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q for the quarter ended on March 31, 2021
. †
10.35

—
Form of Restricted Stock Award Agreement for non-employee directors under Registrant’s 2016 Long-Term
Performance Incentive Plan.

Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended on June 30, 2021
. †
10.36

—
Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2016 Long-
Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-
Q for the quarter ended on June 30, 2021.

†
10.37

—
Form of Incentive Stock Option Award Agreement for executive officers and other employees under Registrant’s 2016
Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by the Registrant with
Form 10-Q for the quarter ended on June 30, 2021
. †
10.38

—
Form of Non-Qualified Stock Option Award Agreement for executive officers and other employees under Registrant’s
2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q for the quarter ended on June 30, 2021.

†
10.39 —
Form of Restricted Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2016
Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.5 as filed by the Registrant with
Form 10-Q for the quarter ended on June 30, 2021.
†
10.40 —
Form of Performance Stock Unit Award Agreement for executive officers and other employees under Registrant’s
2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.6 as filed by the Registrant with Form 10-Q for the quarter ended on June 30, 2021.
†
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

Yor k Branch and Deutsche Bank Securities Inc. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K, filed on April 7, 2017.
10.44 —
Credit Agreement, dated as of August 1, 2019, among Quaker Chemical Corporation and certain of its subsidiaries,
Banks of America, N.A. and each of the lenders from time to time party thereto. Incorporated by reference to Exhibit
10.3 as filed by Registrant with Form 8-K filed on August 2, 2019.

***
10.45 —
Amendment No. 1, dated as of March 17, 2020, to the Credit Agreement, dated as of August 1, 2019. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K filed on March 17, 2020.
10.46 —
Amendment No. 2, dated as of December 10, 2021, to the Credit Agreement, dated as of August 1, 2019.*
10.47 —
Shareholder Agreement, dated August 1, 2019, among Quaker Chemical Corporation, Gulf Hungary Holding Korlátolt
Felelősségű Társaság, Gulf Oil International, Ltd. and GOCL Corporation Limited. Inc. Incorporated by reference to
Exhibit 10.1 as filed by Registrant with Form 8-K filed on August 2, 2019
.
10.48 —
Non-Competition and Non-Solicitation Agreement, dated as of August 1, 2019, among Quaker Chemical Corporation,
Gulf Houghton Lubricants Ltd., Gulf Oil International, Ltd., GOCL Corporation Limited and Gulf Oil Lubricants
India, Ltd. Incorporated by reference to Exhibit 10.2 as filed by Registrant with Form 8-K filed on August 2, 2019.***
10.49 —
Escrow Agreement, dated August 1, 2019, among Quaker Chemical Corporation, Gulf Houghton Lubricants, Ltd. and
Citibank N.A. Incorporated by reference to Exhibit 4.4 as filed by Registrant on Form S-3 on August 29, 2019.***
10.50 —
Amendment No 1, effective March 1, 2020, to the Quaker Houghton Retirement Savings Plan. Incorporated by
reference to Exhibit 10.2 as filed by the Registrant with its quarterly report on Form 10-Q on May 11, 2020. †
10.51 —
Amendment No 2, effective February 10, 2020, to the Quaker Houghton Retirement Savings Plan. Incorporated by
reference to Exhibit 10.1 as filed by the Registrant with its quarterly report on Form 10-Q on August 5, 2020. †
10.52 —
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
32.1 —
Certification of Andrew E. Tometich pursuant to 18 U.S.C. Section 1350.**
32.2 —
Certification of Shane W. Hostetter pursuant to 18 U.S.C. Section 1350.**
101.INS — Inline XBRL Instance Document*
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

QUAKER CHEMICAL CORPORATION
Registrant

By:
/s/

ANDREW E. TOMETICH

Andrew E. Tometich
Director,

Chief Executive Officer and President

Date: March 1, 2022
Pursuant to the requirements of the Securities Exchange

Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures Capacity Date
/s/

ANDREW E. TOMETICH
Principal Executive Officer and March 1, 2022
Andrew E. Tometich Director
Chief Executive Officer and President
/s/

SHANE W. HOSTETTER
Principal Financial Officer March 1, 2022
Shane W. Hostetter
Senior Vice President, Chief Financial
Officer and Chief Accounting Officer

/s/

DAVID A. WILL
Principal Accounting Officer March 1, 2022
David A. Will
Vice President, Global Controller

/s/

MICHAEL F. BARRY
Director March 1, 2022
Michael F. Barry
Chairman of the Board
/s/

DONALD R. CALDWELL
Director March 1, 2022
Donald R. Caldwell
/s/

CHARLOTTE C. DECKER
Director March 1, 2022
Charlotte C. Decker
/s/

MARK A. DOUGLAS
Director March 1, 2022
Mark A. Douglas
/s/

JEFFRY D. FRISBY
Director March 1, 2022
Jeffry D. Frisby
/s/

WILLIAM H. OSBORNE
Director March 1, 2022
William H. Osborne
/s/

ROBERT H. ROCK
Director March 1, 2022
Robert H. Rock
/s/

FAY

WEST
Director March 1, 2022
Fay West
/s/

SANJAY HINDUJA
Director March 1, 2022
Sanjay Hinduja
/s/

RAMASWAMI SESHASAYEE
Director March 1, 2022
Ramaswami Seshasayee
/s/

MICHAEL SHANNON
Director March 1, 2022
Michael Shannon