Form 10-Q
period 2022-03-31
QUAKER CHEMICAL CORP
filed 2022-05-05
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM
10-Q

☒
QUARTERLY

REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2022
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
Outstanding on April 30, 2022

17,912,086

QUAKER CHEMICAL CORPORATION

AND CONSOLIDATED

SUBSIDIARIES

Page
PART

I.
FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2022 and 2021
2
Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2022 and 2021
3
Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021
4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021
5
Condensed Consolidated Statements of Changes in Equity for the Three Months

Ended March 31, 2022 and 2021
6
Notes to Condensed Consolidated Financial Statements
7
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
22
Item 3.
Quantitative and Qualitative Disclosures about Market Risk.
34
Item 4.
Controls and Procedures.
35
PART

II.
OTHER INFORMATION.
36
Item 1.
Legal Proceedings.
36
Item 1A.
Risk Factors.
36
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.
36
Item 6.
Exhibits.
37
Signatures
37

PART

I
FINANCIAL INFORMATION
Item 1.

Financial Statements (Unaudited).
Quaker Chemical Corporation
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share data)
Unaudited
Three Months Ended March 31,
2022 2021
Net sales $
474,171
$
429,783
Cost of goods sold (excluding amortization expense - See Note 13)

328,100

273,589

Gross profit

146,071

156,194
Selling, general and administrative expenses

111,795

104,310
Restructuring and related charges
820
1,175
Combination, integration and other acquisition-related expenses
4,053
5,815

Operating income

29,403

44,894
Other (expense) income, net

(2,206)

4,687
Interest expense, net

(5,345)

(5,470)

Income before taxes and equity in net income of associated companies

21,852

44,111
Taxes on income before

equity in net income of associated companies

2,866

10,689

Income before equity in net income of associated companies

18,986

33,422
Equity in net income of associated companies

835

5,210

Net income
19,821
38,632
Less: Net income attributable to noncontrolling interest
5
17

Net income attributable to Quaker Chemical Corporation
$
19,816
$
38,615
Per share data:

Net income attributable to Quaker Chemical Corporation common shareholders – basic $
1.11
$
2.16
Net income attributable to Quaker Chemical Corporation common shareholders – diluted $
1.11
$
2.15
Dividends declared $
0.415
$
0.395
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive

Income
(Dollars in thousands)
Unaudited
Three Months Ended March 31,

2022 2021
Net income $
19,821
$
38,632
Other comprehensive (loss) income, net of tax
Currency translation adjustments
(6,866)
(25,461)
Defined benefit retirement plans
496
1,292
Current period change in fair value of derivatives
1,100
562
Unrealized loss on available-for-sale securities
(1,000)
(3,025)
Other comprehensive loss
(6,270)
(26,632)

Comprehensive income
13,551
12,000
Less: Comprehensive income attributable to noncontrolling

interest
(6)
(15)
Comprehensive income attributable to Quaker Chemical Corporation $
13,545
$
11,985
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)
Unaudited
March 31,

December 31,
2022 2021
ASSETS

Current assets

Cash and cash equivalents
$
161,552
$
165,176
Accounts receivable, net

458,459

430,676
Inventories
Raw materials and supplies
146,289
129,382
Work-in-process

and finished goods
153,506
135,149
Prepaid expenses and other current assets

67,853

59,871
Total current

assets

987,659

920,254
Property, plant and equipment,

at cost
439,318
434,344
Less accumulated depreciation
(242,203)
(236,824)
Property, plant and equipment,

net
197,115
197,520
Right of use lease assets
38,245
36,635
Goodwill

630,938

631,194
Other intangible assets, net

1,012,068

1,027,782
Investments in associated companies

90,003

95,278
Deferred tax assets

11,496

16,138
Other non-current assets

29,198

30,959
Total assets $
2,996,722
$
2,955,760
LIABILITIES AND EQUITY

Current liabilities

Short-term borrowings and current portion of long-term debt $
61,385
$
56,935
Accounts payable

253,906

226,656
Dividends payable
7,433
7,427
Accrued compensation

26,396

38,197
Accrued restructuring
4,435
4,087
Accrued pension and postretirement benefits
1,549
1,548
Other accrued liabilities

97,445

95,617
Total current

liabilities

452,549

430,467
Long-term debt

858,287

836,412
Long-term lease liabilities
27,433
26,335
Deferred tax liabilities

170,622

179,025
Non-current accrued pension and postretirement benefits
44,667
45,984
Other non-current liabilities

47,464

49,615
Total liabilities

1,601,022

1,567,838
Commitments and contingencies (Note 18)
Equity

Common stock, $
1

par value; authorized

outstanding 2022 –
17,911,583

shares; 2021 –
17,897,033 shares
17,912
17,897
Capital in excess of par value

918,699

917,053
Retained earnings

528,716

516,334
Accumulated other comprehensive loss

(70,261)

(63,990)
Total Quaker

shareholders’ equity

1,395,066

1,387,294
Noncontrolling interest

634
628
Total equity
1,395,700
1,387,922
Total liabilities and equity $
2,996,722
$
2,955,760
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
Unaudited
Three Months Ended March 31,

2022 2021
Cash flows from operating activities

Net income $
19,821
$
38,632
Adjustments to reconcile net income to net cash used in operating activities:

Amortization of debt issuance costs
1,187
1,187
Depreciation and amortization

20,447

22,145
Equity in undistributed earnings of associated companies, net of dividends

2,135

(5,105)
Acquisition-related fair value adjustments related to inventory
—
801
Deferred compensation, deferred taxes and other,

net
(3,778)
(9,888)
Share-based compensation

2,462

3,779
Gain on disposal of property, plant,

equipment and other assets

(23)

(5,410)
Combination and other acquisition-related expenses, net of payments
(4,246)
(2,884)
Restructuring and related charges
820
1,175
Pension and other postretirement benefits

(1,316)

(1,034)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable

(26,270)

(46,270)
Inventories

(33,873)

(24,994)
Prepaid expenses and other current assets

(6,506)

(8,315)
Change in restructuring liabilities
(408)
(3,034)
Accounts payable and accrued liabilities

23,249

26,597

Net cash used in operating activities

(6,299)

(12,618)
Cash flows from investing activities

Investments in property,

plant and equipment

(8,847)

(3,934)
Payments related to acquisitions, net of cash acquired

(9,383)

(26,655)
Proceeds from disposition of assets
—
14,744

Net cash used in investing activities

(18,230)

(15,845)
Cash flows from financing activities

Payments of long-term debt

(14,112)

(9,551)
Borrowings on revolving credit facilities, net
43,000
30,000
Repayments on other debt, net
(102)
(188)
Dividends paid

(7,428)

(7,052)
Stock options exercised, other

(801)

(178)

Net cash provided by financing activities

20,557

13,031

Effect of foreign exchange rate changes on cash

348

(3,008)
Net decrease in cash and cash equivalents

(3,624)

(18,440)
Cash and cash equivalents at the beginning of the period

165,176

181,895
Cash and cash equivalents at the end of the period $
161,552
$
163,455
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity

(Dollars in thousands, except per share amounts)
(Unaudited)
Accumulated
Capital in Other
Common Excess of Retained Comprehensive Noncontrolling
Stock Par Value Earnings Loss Interest Total
Balance at December 31, 2020
$
17,851
$
905,171
$
423,940
$
(26,598)
$
550
$
1,320,914
Net income
—
—
38,615
—
17
38,632
Amounts reported in other
comprehensive loss
—
—
—
(26,630)
(2)
(26,632)
Dividends ($
0.395

per share)
—
—
(7,062)
—
—
(7,062)
Share issuance and equity-based
compensation plans
24
3,577
—
—
—
3,601
Balance at March 31, 2021
$
17,875
$
908,748
$
455,493
$
(53,228)
$
565
$
1,329,453
Balance at December 31, 2021
$
17,897
$
917,053
$
516,334
$
(63,990)
$
628
$
1,387,922
Net income
—
—
19,816
—
5
19,821
Amounts reported in other
comprehensive loss
—
—
—
(6,271)
1
(6,270)
Dividends ($
0.415

per share)
—
—
(7,434)
—
—
(7,434)
Share issuance and equity-based
compensation plans
15
1,646
—
—
—
1,661
Balance at March 31, 2022
$
17,912
$
918,699
$
528,716
$
(70,261)
$
634
$
1,395,700
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
7
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

In the opinion of management, the financial statements reflect all adjustments consisting only
of normal recurring adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods.

The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be
expected for the full year.

These financial statements should be read in conjunction with the Company’s

Annual Report filed on Form
10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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
companies.

Quaker Houghton develops, produces, and markets a broad range of formulated chemical specialty products and offers
chemical management services (which the Company refers to as “Fluidcare TM ”) for various heavy industrial and manufacturing applications throughout its
four

segments: Americas; Europe, Middle East and Africa (“EMEA”); Asia/Pacific; and

Global Specialty
Businesses.
Hyper-inflationary economies
Based on various indices or index compilations being used to monitor inflation in Argentina as well as economic instability,
effective July 1, 2018, Argentina’s

economy was considered hyper-inflationary under U.S. GAAP.

As of, and for the three months
ended March 31, 2022, the Company's Argentine subsidiaries represented less than
1
% of the Company’s consolidated

total assets and
net sales, respectively.

During each of the three months ended March 31, 2022 and 2021, the Company recorded $
0.2

million of
remeasurement losses associated with the applicable currency conversions related to Argentina.

These losses were recorded within
foreign exchange losses, net, which is a component of other (expense) income, net,

in the Company’s Condensed Consolidated
Statements of Income.
Note 2 – Business Acquisitions
2022 Acquisitions

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

The Company allocated $
5.6

million of the purchase price to
intangible assets, comprised of $
5.1

million of customer relationships to be amortized over
14

years; and $
0.5

million of existing
product technologies to be amortized over
14

years.

In addition, the Company recorded $
1.8

million of goodwill related to expected
value not allocated to other acquired assets, all of which is expected to be tax deductible in various jurisdictions

in which the
Company operates.

In January 2022, the Company acquired a business related to the sealing and impregnation of metal castings for the automotive
sector, as well as impregnation resin and

impregnation systems for metal parts, for its Global Specialty Business reportable segment for approximately
1.2

million EUR or approximately $
1.4

million.

This business expands the Company's geographic presence in
Germany as well as broadens its product offerings and

service capabilities within its existing impregnation business acquired as part of
the Norman Hay acquisition in 2019.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
8
The results of operations of the 2022 acquired assets and businesses subsequent to the respective acquisition dates are included in
the unaudited Condensed Consolidated Statements of Income for the quarter ended

March 31, 2022.

Applicable transaction expenses
associated with these acquisitions are included in Combination,

integration and other acquisition-related expenses in the Company’s unaudited Condensed Consolidated Statements of Income.

Certain pro forma and other information is not presented, as the operations of the acquired assets and businesses are not considered material to the overall operations of the Company for the periods presented.
Previous Acquisitions

In November 2021, the Company acquired Baron Industries (“Baron”),

a privately held Company that provides vacuum
impregnation services of castings, powder metals and electrical components for its Global Specialty Businesses reportable segment for
$
11.0

million, including an initial cash payment of $
7.1

million, subject to post-closing adjustments as well as certain earn-out provisions initially estimated at $
3.9

million that are payable at different times from 2022 through

2025.

The earn-out provisions
could total a maximum of $
4.5

million.

The Company allocated $
8.0

million of the purchase price to intangible assets, $
1.1

million of
property, plant and

equipment and $
1.5

million of other assets acquired net of liabilities assumed, which includes $
0.3

million of cash
acquired.

In addition, the Company recorded $
0.4

million of goodwill, all of which is expected to be tax deductible.

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
0.3

million of cash acquired.

Previously, in February

2021, the
Company acquired a
38
% ownership interest in Grindaix for
1.4

million EUR or approximately $
1.7

million.

The Company recorded
its initial investment as an equity method investment within the Consolidated Financial

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

As of March 31, 2022, the allocation of the purchase price of these acquisitions have not been finalized and the one-year
measurement period has not ended, with the exception of the tin-plating solutions business acquired in February 2021, the
measurement period for which ended in February 2022.

Further adjustments may be necessary as a result of the Company’s on-going
assessment of additional information related to the fair value of assets acquired and liabilities assumed.

In December 2020, the Company acquired Coral Chemical Corporation (“Coral”),

a privately held U.S.-based provider of metal
finishing fluid solutions.

Subsequent to the acquisition, the Company and the sellers of Coral (the “Sellers”) have worked to finalize
certain post-closing adjustments.

In April 2022, after failing to reach resolution, the Sellers filed suit asserting certain amounts owed
related to tax attributes of the acquisition.

Based on the facts and circumstances of the claim asserted by the Sellers, the Company believes the potential range of exposure for this claim is $
0

to $
1.5

million.

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

See Note 14 of Notes to Condensed Consolidated Financial Statements.
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
The following table presents information about the performance of the Company’s reportable operating segments for the three
months ended March 31, 2022 and 2021:
Three Months Ended
March 31,

2022 2021
Net sales

Americas $
154,144
$
134,871
EMEA

125,687

119,814
Asia/Pacific

104,234

96,706
Global Specialty Businesses

90,106

78,392
Total

net sales
$
474,171
$
429,783
Segment operating earnings
Americas $
29,220
$
32,234
EMEA
16,766
25,244
Asia/Pacific
21,907
27,478
Global Specialty Businesses

25,035

24,169
Total

segment operating earnings

92,928

109,125
Combination, integration and other acquisition-related expenses
(4,053)
(5,815)
Restructuring and related charges
(820)
(1,175)
Fair value step up of acquired inventory sold
—
(801)
Non-operating and administrative expenses

(43,463)

(40,992)
Depreciation of corporate assets and amortization

(15,189)

(15,448)
Operating income
29,403
44,894
Other (expense) income, net
(2,206)
4,687
Interest expense, net

(5,345)

(5,470)
Income before taxes and equity in net income of associated companies $
21,852
$
44,111
Inter-segment revenues for the three months ended March 31,

2022 and 2021 were $
2.9

million and $
3.3

million for Americas,
$
8.9

million and $
8.8

million for EMEA, $
0.3

million and $
0.1

million for Asia/Pacific and $
1.7

million and $
2.0

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
19.8

million and $
17.8

million
for the three months ended March 31, 2022 and 2021, respectively.

Customer Concentration
A significant portion of the Company’s

revenues are realized from the sale of process fluids and services to manufacturers of steel, aluminum, automobiles, aircraft, industrial equipment, and durable goods.

As previously disclosed in the 2021 Form 10-K,
during the year ended December 31, 2021, the Company’s

five largest customers (each composed of multiple subsidiaries or divisions
with semiautonomous purchasing authority) accounted for approximately
10
% of consolidated net sales, with its largest customer
accounting for approximately
3
% of consolidated net sales.
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Condensed

Consolidated Balance Sheets as of March 31, 2022 or
December 31, 2021.
The Company had approximately $
6.9

million and $
7.0

million of deferred revenue as of March 31, 2022 and December 31,
2021, respectively.

For three months ended March 31, 2022, the Company satisfied all of the associated performance obligations and
recognized into revenue the advance payments received and recorded as of December 31, 2021.
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
The following tables disaggregate the Company’s

net sales by segment, geographic region, customer industry,

and timing of
revenue recognized for the three months ended March 31, 2022 and 2021.
Three Months Ended March 31, 2022
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals $
56,160
$
36,839
$
55,287

$
148,286
Metalworking and other
97,984
88,848
48,947
235,779
154,144
125,687
104,234
384,065
Global Specialty Businesses
57,264
20,021
12,821
90,106
$
211,408
$
145,708
$
117,055
$
474,171
Timing of Revenue Recognized
Product sales at a point in time
$
201,284
$
137,203
$
114,625

$
453,112
Services transferred over time
10,124
8,505
2,430
21,059
$
211,408
$
145,708
$
117,055
$
474,171

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
Note 6 - Leases
The Company has operating leases for certain facilities, vehicles and machinery and equipment with remaining lease terms up to
10 years
.

Operating lease expense is recognized on a straight-line basis over the lease term. In addition,

the Company has certain land
use leases with remaining lease terms up to
93 years
.
The Company has
no

material variable lease costs or sublease income for three months ended March

31, 2022 and 2021. The
following table sets forth the components of the Company’s

lease cost for three months ended March 31, 2022 and 2021:
Three Months Ended
March 31,
2022 2021
Operating lease expense $
3,409
$
3,612
Short-term lease expense
219
251
Supplemental cash flow information related to the Company’s

leases is as follows
:
Three Months Ended
March 31,
2022 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases $
3,365
$
3,579
Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities
4,689
3,050
Supplemental balance sheet information related to the Company’s leases is as follows:
March 31, December 31,
2022 2021
Right of use lease assets $
38,245
$
36,635
Other current liabilities
10,540
9,976
Long-term lease liabilities
27,433
26,335
Total operating lease liabilities $
37,973
$
36,311
Weighted average

remaining lease term (years)
5.9
5.6
Weighted average

discount rate
4.14%
4.22%

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
12
Maturities of operating lease liabilities as of March 31, 2022 were as follows:
March 31,
2022
For the remainder of 2022 $
8,990
For the year ended December 31, 2023
9,513
For the year ended December 31, 2024
7,292
For the year ended December 31, 2025
5,375
For the year ended December 31, 2026
4,338
For the year ended December 31, 2027 and beyond
7,046
Total lease payments
42,554
Less: imputed interest
(4,581)
Present value of lease liabilities $
37,973
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
number of factors and are subject to change; however,

the Company currently expects reductions in headcount and site closures to continue to occur throughout 2022 under the QH Program.

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

Condensed Consolidated Statements of Income.

As described in Note 4 of Notes to Condensed
Consolidated Financial Statements, restructuring and related charges are not included in the Company’s

calculation of reportable
segments’ measure of operating earnings and therefore these costs are not reviewed by or recorded to reportable segments.
Activity in the Company’s accrual

for restructuring under the QH Program for the three months ended March 31, 2022 is as
follows:
QH Program
Accrued restructuring as of December 31, 2021 $
4,087
Restructuring and related charges
820
Cash payments
(408)
Currency translation adjustments
(64)
Accrued restructuring as of March 31, 2022 $
4,435
Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Condensed Consolidated Statements of Income
for the three months ended March 31, 2022 and 2021:
Three Months Ended
March 31,

2022 2021
Stock options $
267
$
308
Non-vested stock awards and restricted stock units
1,548
1,396
Non-elective and elective 401(k) matching contribution in stock
—
1,553
Director stock ownership plan
24
203
Performance stock units
623
319
Total share-based

compensation expense
$
2,462
$
3,779

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
13
Share-based compensation expense is recorded in SG&A, except for less than $
0.1

million and $
0.3

million during the three
months ended March 31, 2022 and 2021, respectively,

recorded within Combination, integration and other acquisition-related expenses.
Stock Options
During the first quarter of 2022, the Company granted stock options under its long-term incentive plan (“LTIP

”) that are subject
only to time vesting over a
three year

period.

For the purposes of determining the fair value of stock option awards, the Company used a Black-Scholes option pricing model and the assumptions set forth in the table below:
March 2022
Grant
Number of options granted
27,077
Dividend yield
0.80
%
Expected volatility
38.60
%
Risk-free interest rate
2.07
%
Expected term (years)
4.0
The fair value of these options is amortized on a straight-line basis over the vesting period.

As of March 31, 2022, unrecognized
compensation expense related to all stock options granted

was $
2.9

million, to be recognized over a weighted average remaining
period of
1.9

years.
Restricted Stock Awards

and Restricted Stock Units
During the three months ended March 31, 2022, the Company granted
17,425

non-vested restricted shares and
4,490

non-vested
restricted stock units under its LTIP,

subject to time-based vesting, generally over a
three year

period.

The fair value of these grants is
based on the trading price of the Company’s

common stock on the date of grant.

The Company adjusts the grant date fair value of
these awards for expected forfeitures based on historical experience.

As of March 31, 2022, unrecognized compensation expense
related to the nonvested restricted shares was $
6.4

million, to be recognized over a weighted average remaining period of
2.1

years,
and unrecognized compensation expense related to nonvested restricted stock units was $
1.3

million, to be recognized over a weighted
average remaining period of
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
March 2022
Grant
Number of PSUs granted
16,820
Risk-free interest rate
2.11
%
Dividend yield
0.93
%
Expected term (years)
3.0
As of March 31, 2022, the Company estimates that it will issue 0 fully vested shares as of the applicable settlement date of all
outstanding PSUs awards based on the conditions of the PSUs and performance to date for each award.

As of March 31, 2022,

there
was approximately $
6.4

million of total unrecognized compensation cost related to PSUs which the Company expects to recognize
over a weighted-average period of
2.3

years.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
14
Defined Contribution Plan
The Company has a 401(k) plan with an employer match covering a majority of its U.S. employees.

The Company matches
50
%
of the first
6
% of compensation that is contributed to the plan, with a maximum matching contribution of 3% of compensation.

Additionally, the plan

provides for non-elective nondiscretionary contributions on behalf of participants who have completed one year
of service equal to
3
% of the eligible participants’ compensation.

Beginning in April 2020 and continuing through March 2021, the
Company matched both non-elective and elective 401(k) contributions in fully vested shares

of the Company’s common stock

rather
than cash.

There were
no

matching contributions in stock for the three months ended March 31, 2022. For the three months ended
March 31, 2021, total contributions were $
1.5

million.
Note 9 – Pension and Other Postretirement

Benefits
The components of net periodic benefit (income) cost for the three months ended March 31, 2022 and 2021 are as follows:
Three Months Ended March 31,

Other
Pension Benefits Postretirement Benefits
2022 2021 2022 2021
Service cost $
180
$
316
$
(8)
$
1
Interest cost
1,360
1,090
9
11
Expected return on plan assets
(2,084)
(2,082)
—
—
Actuarial loss (gain) amortization
257
855
(24)
—
Prior service cost (income) amortization
2
2
1
—
Total net periodic benefit

(income) cost
$
(285)
$
181
$
(22)
$
12
Employer Contributions
As of March 31, 2022, $
1.0

million and $
0.1

million of contributions have been made to the Company’s

U.S. and foreign pension
plans and its other postretirement benefit plans, respectively.

Taking into consideration

current minimum cash contribution
requirements, the Company currently expects to make full year cash contributions of approximately $
6.6

million to its U.S. and
foreign pension plans and approximately $
0.2

million to its other postretirement benefit plans in 2022.
Note 10 – Other (Expense) Income, Net
The components of other (expense) income, net for the three months ended

March 31, 2022 and 2021 are as follows:
Three Months Ended

March 31,
2022 2021
Income from third party license fees $
404
$
339
Foreign exchange losses, net
(1,905)
(1,478)
Gain on disposals of property,

plant, equipment and other assets, net
23
5,410
Non-income tax refunds and other related (expense) credits
(1,322)
97
Pension and postretirement benefit income, non-service components
479
124
Other non-operating income, net
115
195
Total other (expense)

income, net
$
(2,206)
$
4,687
Non-income tax refunds and other related (expense) credits during the three months ended March 31, 2022 includes other expense
related to an indemnification asset associated with the settlement of certain income tax audits at one of the Company’s

Italian affiliates
for tax periods prior to August 1, 2019.

See Note 11 of Notes to Condensed Consolidated

Financial Statements.

Gain on disposals of
property, plant, equipment

and other assets, net, during the three months ended March 31, 2021, includes a gain on the sale of certain
held-for-sale real property assets related to the Combination.

Foreign exchange losses, net, during each of the three months ended
March 31, 2022 and 2021 include foreign currency transaction losses of approximately

$
0.2

million related to hyper-inflationary
accounting for the Company’s Argentine

subsidiaries.

See Note 1 of Notes to Condensed Consolidated Financial Statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
15
Note 11 – Income Taxes

and Uncertain Income Tax

Positions
The Company’s effective

tax rates for the three months ended March 31, 2022 and 2021 were
13.1
% and
24.2
%, respectively.

The Company’s effective

tax rate for the three months ended March 31, 2022 was largely driven by changes in the valuation
allowance for foreign tax credits due to recently issued legislative guidance and audit settlements reached with Italian tax authorities.

In addition, the Company incurred higher tax expense during the three months ended March 31, 2022 related to the Company
recording earnings in one of its subsidiaries at a statutory tax rate of
25
% while it awaits recertification of a concessionary
15
% tax
rate, which was available to the Company during all of 2021.

Comparatively,

the prior year first quarter effective tax rate was
impacted by the sale of a subsidiary which included certain held-for-sale real property assets related to the Combination.

As of December 31, 2021, the Company had a deferred tax liability of $
8.4

million on certain undistributed foreign earnings,
which primarily represents the Company’s

estimate of non-U.S. income taxes the Company will incur to ultimately remit certain earnings to the U.S.

The balance as of March 31, 2022 was $
8.0

million.
As of March 31, 2022, the Company’s

cumulative liability for gross unrecognized tax benefits was $
20.1

million, a decrease of
approximately $
2.4

million from the cumulative liability accrued as of December 31, 2021.

The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on
income before equity in net income of associated companies in its Condensed

Consolidated Statements

of Income.

The Company
recognized a benefit of $
0.3

million for interest and a benefit of $
1.6

million for penalties in its Condensed Consolidated Statements of
Income for the three months ended March 31, 2022, and recognized an expense of less than $
0.1

million for interest and a benefit of
$
0.1

million for penalties in its Condensed Consolidated Statements of Income for the

three months ended March 31, 2021.

As of
March 31, 2022, the Company had accrued $
2.7

million for cumulative interest and $
1.6

million for cumulative penalties in its
Condensed Consolidated Balance Sheets, compared to $
3.1

million for cumulative interest and $
3.1

million for cumulative penalties
accrued at December 31, 2021.
During the three months ended March 31, 2022 and 2021, the Company recognized decreases of $
2.8

million and $
0.3

million,
respectively, in its cumulative

liability for gross unrecognized tax benefits due to the settlement of income tax audits with the Italian
tax authorities, as well as the expiration of the applicable statutes of limitations for certain tax years.
The Company estimates that during the year ending December 31, 202

2

it will reduce its cumulative liability for gross
unrecognized tax benefits by approximately $
4.2

million due to the settlement of income tax audits and the expiration of the statute of limitations with regard to certain tax positions.

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
2007
, Brazil from
2011
,
Germany from
2015
, the Netherlands, Mexico and China from
2016
, Canada, Spain, and the U.S. from
2017
, the United Kingdom
from
2018
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

As of March 31, 2022, the Company has received $
1.6

million in refunds from the
Netherlands and Spain.

In February 2022, the Company received a settlement notice from the Italian taxing authorities confirming the
amount due of $
2.6

million, having granted the Company’s request

to utilize its remaining net operating losses to partially offset the
liability.

As a result of the settlement the Company recognized tax expense of $
0.8

million for the quarter ended March 31, 2022.
Houghton Italia, S.r.l is also involved

in a corporate income tax audit with the Italian tax authorities covering tax years
2014
through
2018
.

During the fourth quarter of 2021, the Company settled a portion of the Houghton Italia,

S.r.l. corporate income tax
audit with the Italian tax authorities for the tax years
2014

and
2015
.

During the three months ended March 31, 2022 the Company
settled tax years 2016 through 2018 for a total of $
2.1

million.

In total, the Company has now settled all years 2014 through 2018 for
$
3.7

million.

Accordingly, the Company has

released all reserves relating to this audit for the settled tax years.

As a result of the
settlement and reserve release the Company recognized a net benefit to the tax provision of $
2.1

million during the first quarter of
2022.

The Company has established an indemnification receivable of $
3.8

million in connection with its claim against the former
owners of Houghton for any pre-Combination tax liabilities arising from this matter.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
16
Houghton Deutschland GmbH is also under audit by the German tax authorities for the tax years
2015

through
2017
.

Based on
preliminary audit findings, primarily related to transfer pricing,

the Company has recorded reserves for $
0.3

million as of March 31,
2022.

Of this amount, $
0.3

million relates to tax periods prior to the Combination and therefore the Company has submitted an
indemnification claim with Houghton’s

former owners for any tax liabilities arising pre-Combination.

As a result, a corresponding
indemnification receivable has also been established.
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations for the three months ended March 31, 2022 and 2021:
Three Months Ended
March 31,

2022 2021
Basic earnings per common share

Net income attributable to Quaker Chemical Corporation $
19,816
$
38,615
Less: income allocated to participating securities

(78)

(154)
Net income available to common shareholders $
19,738
$
38,461
Basic weighted average common shares outstanding
17,826,061
17,785,370
Basic earnings per common share $
1.11
$
2.16
Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation $
19,816
$
38,615
Less: income allocated to participating securities
(78)
(154)
Net income available to common shareholders $
19,738
$
38,461
Basic weighted average common shares outstanding
17,826,061
17,785,370
Effect of dilutive securities
25,798
70,607
Diluted weighted average common shares outstanding
17,851,859
17,855,977
Diluted earnings per common

share
$
1.11
$
2.15
Certain stock options,

restricted stock units and PSUs are not included in the diluted earnings per share calculation when the
effect would have been anti-dilutive.

The calculated amount of anti-diluted shares not included were
12,260

and
2,083

for the three
months ended March 31, 2022 and 2021, respectively.

Note 13 – Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended

March 31, 2022 were as follows:
Global
Specialty
Americas EMEA Asia/Pacific Businesses Total
Balance as of December 31, 2021 $
214,023
$
135,520
$
162,458
$
119,193

$
631,194
Goodwill additions
1,752
—
—
32
1,784
Currency translation adjustments

1,376
(2,569)
(328)
(519)

(2,040)
Balance as of March 31, 2022 $
217,151
$
132,951
$
162,130
$
118,706

$
630,938
Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of March 31, 2022 and December 31,
2021 were as follows:
Gross Carrying Accumulated
Amount Amortization
2022 2021 2022 2021
Customer lists and rights to sell $
855,309

$
853,122

$
159,576

$
147,858
Trademarks, formulations and product

technology

162,408

163,974

40,565

38,747
Other

6,361

6,309

5,989

5,900
Total definite-lived

intangible assets
$
1,024,078

$
1,023,405

$
206,130

$
192,505

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
17
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives.

The Company recorded
$
14.6

million and $
14.8

million of amortization expense for the three months ended March

31, 2022 and 2021, respectively.

Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:
For the year ended December 31, 2022 $
59,465
For the year ended December 31, 2023
59,293
For the year ended December 31, 2024
58,701
For the year ended December 31, 2025
57,924
For the year ended December 31, 2026
57,678
For the year ended December 31, 2027 and beyond
532,124
The Company has four indefinite-lived intangible assets totaling $
194.1

million as of March 31, 2022, including $
193.0

million of
indefinite-lived intangible assets for trademarks and tradename associated with the Combination.

Comparatively, the Company had
four indefinitely-lived intangible assets for trademarks and tradename totaling $
196.9

million as of December 31, 2021.

Note 14 – Debt
Debt as of March 31, 2022 and December 31, 2021 includes the following:
As of March 31, 2022 As of December 31, 2021
Interest
Outstanding

Interest
Outstanding

Rate Balance Rate Balance
Credit Facilities:
Revolver
1.68%
$
254,453
1.62%
$
211,955
U.S. Term Loan
1.71%
528,750
1.65%
540,000
EURO Term Loan
1.50%
132,037
1.50%
137,616
Industrial development bonds
5.26%
10,000
5.26%
10,000
Bank lines of credit and other debt obligations
Various
1,659
Various
1,777
Total debt
$
926,899
$
901,348
Less: debt issuance costs
(7,227)
(8,001)
Less: short-term and current portion of long-term debts
(61,385)
(56,935)
Total long-term debt
$
858,287
$
836,412
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

The variable interest
rate incurred on the outstanding borrowings under the Credit Facility during the three months ended March 31, 2022 was
approximately
1.6
%.

As of March 31, 2022, the interest rate of the outstanding borrowings under the Credit

Facility was
approximately
1.7
%.

In addition to paying interest on outstanding principal under the Credit Facility,

the Company is required to pay
a commitment fee ranging from
0.2
% to
0.3
% depending on the Company’s consolidated

net leverage ratio to the lenders under the
Revolver in respect of the unutilized commitments thereunder.

The Company has unused capacity under the Revolver of
approximately $
142

million, net of bank letters of credit of approximately $
4

million, as of March 31, 2022.

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

As of March 31, 2022 and
December 31, 2021, the Company was in compliance with all of the Credit Facility covenants
.

The Term Loans

have quarterly
principal amortization during their
five year

terms, with
5.0
% amortization of the principal balance due in years 1 and 2,
7.5
% in year
3, and
10.0
% in years 4 and 5, with the remaining principal amount due at maturity.

During the three months ended March 31, 2022,
the Company made quarterly amortization payments related to

the Term Loans totaling

$
14.1

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

based on the Company’s consolidated

net leverage ratio.

At the time the
Company entered into the swaps, and as of March 31, 2022, the aggregate interest rate on the swaps, including the fixed base rate plus an applicable margin, was
3.1
%.

See Note 17 of Notes to Condensed Consolidated Financial Statements.
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

term of the Credit Facility.

As of March 31, 2022 and December 31, 2021, the
Company had $
7.2

million and $
8.0

million, respectively,

of debt issuance costs recorded as a reduction of long-term debt.

As of
March 31, 2022 and December 31, 2021, the Company had $
3.9

million and $
4.3

million, respectively,

of debt issuance costs recorded
within other assets.

Industrial development bonds
As of March 31, 2022 and December 31, 2021, the Company had fixed rate,

industrial development authority bonds totaling
$
10.0

million in principal amount due in
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

Total unused
capacity under these arrangements as of March 31, 2022 was approximately

$
30

million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s only other

off-balance
sheet arrangements include certain financial and other guarantees.

The Company’s total bank letters of

credit and guarantees
outstanding as of March 31, 2022 were approximately $
6

million.
The Company incurred the following debt related expenses included within Interest expense, net, in the Condensed Consolidated
Statements of Income:
Three Months Ended
March 31,

2022 2021
Interest expense $
4,746
$
4,650
Amortization of debt issuance costs
1,187
1,187
Total $
5,933
$
5,837
Based on the variable interest rates associated with the Credit Facility,

as of March 31, 2022 and December 31, 2021, the amounts
at which the Company’s total debt

were recorded are not materially different from their fair market value.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
19
Note 15 – Accumulated Other Comprehensive Income
The following tables show the reclassifications from and resulting balances of accumulated other comprehensive income
(“AOCI”) for the three months ended March 31, 2022 and 2021:
Defined Unrealized
Currency Benefit
Gain (Loss) in

Translation Retirement Available-for- Derivative
Adjustments Plans Sale Securities Instruments Total
Balance at December 31, 2021 $
(49,843)
$
(13,172)
$
397
$
(1,372)
$
(63,990)
Other comprehensive (loss) income before
reclassifications
(6,867)
432
(1,277)
1,429
(6,283)
Amounts reclassified from AOCI
—
229
11
—
240
Related tax amounts
—
(165)
266
(329)
(228)
Balance at March 31, 2022 $
(56,710)
$
(12,676)
$
(603)
$
(272)
$
(70,261)
Balance at December 31, 2020 $
(2,875)
$
(23,467)
$
3,342
$
(3,598)
$
(26,598)
Other comprehensive (loss) income before

reclassifications
(25,459)
781
(745)
730
(24,693)
Amounts reclassified from AOCI
—
862
(3,085)
—
(2,223)
Related tax amounts
—
(351)
805
(168)
286
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
Note 16 – Fair Value

Measurements
The Company has valued its company-owned life insurance policies at fair value.

These assets are subject to fair value
measurement as follows:
Fair Value

Measurements at March 31, 2022
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance $
2,395
$
—
$
2,395
$
—
Total $
2,395
$
—
$
2,395
$
—
Fair Value

Measurements at December 31, 2021
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance

$
2,533
$
—
$
2,533
$
—
Total $
2,533
$
—
$
2,533
$
—
The fair values of Company-owned life insurance assets are based on quotes for like instruments with similar credit ratings and
terms.

The Company did not hold any Level 3 investments as of March 31,

2022 or December 31, 2021, respectively,

so related
disclosures have not been included.
Note 17 – Hedging Activities
In order to satisfy certain requirements of the Credit Facility as well as to manage the Company’s exposure to variable

interest
rate risk associated with the Credit Facility,

in November 2019, the Company entered into $
170.0

million notional amounts of three
year interest rate swaps.

See Note 14 of Notes to Condensed Consolidated Financial Statements.

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
March 31,

December 31,
Balance Sheet Location 2022 2021
Derivatives designated as cash flow hedges:
Interest rate swaps Other accrued liabilities $
353
$
1,782
$
353
$
1,782
The following table presents the net unrealized loss deferred to AOCI:
March 31,

December 31,
2022 2021
Derivatives designated as cash flow hedges:
Interest rate swaps AOCI $
272
$
1,372
$
272
$
1,372
The following table presents the net gain reclassified from AOCI to earnings:
Three Months Ended
March 31,

2022 2021
Amount and location of expense reclassified

from AOCI into expense (Effective Portion)
Interest expense, net $
(637)
$
(643)
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
Note 18 – Commitments and Contingencies
The Company previously disclosed in its 2021 Form 10-K that AC Products, Inc.

(“ACP”), a wholly owned subsidiary,

has been
operating a groundwater treatment system to hydraulically contain groundwater contamination emanating from ACP’s site,

the
principal contaminant of which is perchloroethylene.

As of March 31, 2022, ACP believes it is close to meeting the conditions for closure of the groundwater treatment system, but continues to operate this system while in discussions with the relevant authorities.

As of March 31, 2022, the Company believes that the range of potential-known liabilities associated with the balance of the ACP
water remediation program is approximately $
0.1

million to $
1.0

million.

The low and high ends of the range are based on the length
of operation of the treatment system as determined by groundwater modeling.

Costs of operation include the operation and
maintenance of the extraction well, groundwater monitoring and program management.
The Company previously disclosed in its 2021 Form 10-K that an inactive subsidiary of the Company that was acquired in 1978
sold certain products containing asbestos, primarily on an installed basis, and is among the defendants in numerous lawsuits alleging
injury due to exposure to asbestos.

During the three months ended March 31, 2022, there have been no significant changes to the facts
or circumstances of this previously disclosed matter,

aside from on-going claims and routine payments associated with this litigation.

Based on a continued analysis of the existing and anticipated future claims against this subsidiary, it is currently

projected that the
subsidiary’s total liability over

the next
50 years

for these claims is approximately $
0.3

million (excluding costs of defense).
The Company previously disclosed in its 2021 Form 10-K that it is party to certain environmental matters related to certain
domestic and foreign properties.

These environmental matters primarily require the Company

to perform long-term monitoring as
well as operating and maintenance at each of the applicable sites.

During the three months ended March 31, 2022, there have been no
significant changes to the facts or circumstances of these previously disclosed matters, aside from on-going monitoring and
maintenance activities and routine payments associated with each of the sites.

The Company continually evaluates its obligations
related to such matters, and based on historical costs incurred and projected costs to be incurred over the next
27 years
, has estimated
the range of costs for all of these environmental matters, on a discounted basis, to be between approximately $
5

million and $
6

million
as of March 31, 2022, for which $
5.9

million was accrued within other accrued liabilities and other non-current liabilities on the
Company’s

Condensed Consolidated Balance Sheet as of March 31, 2022.

Comparatively, as of December

31, 2021, the Company
had $
5.6

million accrued for with respect to these matters.

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

Approximately $
0.4
million were accrued as of both March 31, 2022 and December 31, 2021,

respectively, to provide

for such anticipated future
environmental assessments and remediation costs.

In connection with obtaining regulatory approvals for the Combination,

certain steel and aluminum related product lines of
Houghton were divested in August 2019.

The Company previously disclosed in its 2021 Form 10-K that in July 2021, the entity that
acquired these divested product lines submitted an indemnification claim for certain alleged breaches of representation made by
Houghton in the agreement pursuant to which such assets had been divested.

The Company responded to the subject matters of the
indemnification claim and during the first quarter of 2022 the matter was resolved consistent with the Company’s expectations

and
position that there were no amounts owed by the Company.
The Company previously disclosed in its 2021 Form 10-K that two of the Company’s locations suffered property damages as a
result of flooding and fire, respectively.

The Company maintains property insurance for all of its facilities globally.

During the three
months ended March 31, 2022, there have been no significant changes to the facts or circumstances of these previously disclosed
matters, aside from the on-going restoration of both sites.

The Company, its insurance

adjuster and insurance carrier are actively
managing the remediation and restoration activities associated with these events and at this time the Company has concluded, based on
all available information and discussions with its insurance adjuster and insurance carrier, that the losses were covered

under the
Company’s property insurance

coverage, net of an aggregate deductible of $
2.0

million.

The Company has received payments from
its insurers of $
2.1

million and has recorded an insurance receivable associated with these events (and a gain on insurance recoveries
for losses incurred) of $
0.5

million as of March 31, 2022.
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
Management’s Discussion and Analysis

Item 2.

Management’s Discussion and

Analysis of Financial Condition and Results of Operations
.
As used in this Report, the terms “Quaker Houghton,” the “Company

,” “we,” and “our” refer to Quaker Chemical Corporation
(doing business as Quaker Houghton), its subsidiaries, and associated companies,

unless the context otherwise requires.

The term
Legacy Quaker refers to the Company prior to the closing of its combination with Houghton International, Inc. in 2019 (“Houghton”)
(herein referred to as the “Combination”).
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
Overall, the Company’s first quarter

of 2022 performance reflected continued progress navigating through a very challenging
economic environment, including significant raw material cost escalation, supply chain and logistics disruptions and the direct,
indirect and global impacts of the war in Ukraine and other global events that presented headwinds to the Company in the first quarter of 2022.

Net sales in the first quarter of 2022 were $474.2 million, an increase of 10% compared to $429.8 million in the first quarter
of 2021, primarily driven by an increase in selling price and product mix of approximately 17% and additional net sales from
acquisitions of 2%, partially offset by a decline in organic sales volume of 6% and the unfavorable impact from foreign currency translation of 3%.

The increase in selling price and product mix is primarily the result of continued and strategic price increases
implemented to help offset the unprecedented increase in

raw material costs as well as global supply chain and logistics and labor cost pressures that began during 2021 and continued through the first quarter of 2022.

The decline in organic sales volumes was primarily
attributable to the comparison to a very strong first quarter of 2021, where customers replenished their supply chains due to the
continued economic recovery from COVID-19, the impact of lower volumes related to the tolling agreement for previously divested products associated with the Combination and lower sales volumes attributable to the war in Ukraine.

The Company’s organic

sales
volumes increased approximately 3% sequentially compared to the fourth quarter of 2021, as continued new business wins were
partially offset by the Company’s

actions to strategically reduce volumes in accordance with its ongoing value

-based pricing
initiatives.
The Company generated net income in the first quarter of 2022 of $19.8 million,

or $1.11 per diluted share, compared to a first
quarter of 2021 net income of $38.6 million, or $2.15 per diluted share.

Excluding non-recurring and non-core items in each period,
the Company’s first quarter of 2022

non-GAAP earnings per diluted share were $1.42 compared to $2.11 in the prior year first quarter
and the Company’s current quarter

adjusted EBITDA of $60.4 million decreased 22% compared to $77.1 million in the first quarter of
2021.

These results were primarily driven by lower gross margins in the current quarter due to significantly higher raw material and other input costs as well as the direct and indirect impacts of global supply chain disruptions,

and to a lesser extent, by higher selling,
general and administrative expenses (“SG&A”).

Sequentially, the Company’s

adjusted EBITDA was relatively flat compared to the
fourth quarter of 2021.

See the Non-GAAP Measures section of this Item below,

as well as other items discussed in the Company’s
Consolidated Operations Review in the Operations section of this Item,

below.
The Company’s first quarter of 2022

operating performance in each of its four reportable segments: (i)

Americas; (ii) Europe,
Middle East and Africa (“EMEA”); (iii) Asia/Pacific; and (iv) Global Specialty

Businesses, reflect similar drivers to that of its
consolidated performance as each of the Company’s

reportable segments net sales benefitted from double-digit increases in selling price and product mix and additional net sales from acquisitions, while most segments were partially offset by lower sales volumes
and the unfavorable impact of foreign currency translation.

Operating earnings from the Global Specialty Businesses increased compared to the prior year quarter whereas operating earnings from the Americas, Asia/Pacific, and EMEA segments declined.

This
was a result of lower segment gross margins which

were unfavorably impacted by the lag in price capture compared to the continued
cost pressures on our raw materials, global supply chain and logistics networks,

and manufacturing, labor and other costs.

Additional
details of each segment’s

operating performance are further discussed in the Company’s

Reportable Segments Review,

in the
Operations section of this Item, below.

The Company had a net operating cash outflow of $6.3 million in the first quarter of 2022 as compared to a net operating cash
outflow of $12.6 million in the first quarter of 2021.

Despite the net operating cash outflow in both periods, the increase in net operating cash flow quarter-over-quarter

was primarily driven by a modest improvement in working capital compared to the prior year
first quarter, notably by a lower outflow

related to accounts receivable partially offset by an increase in inventory due to higher raw
material costs and a build in certain inventory in response to global supply chain and logistics challenges.

The key drivers of the
Company’s operating

cash flow and working capital are further discussed in the Company’s

Liquidity and Capital Resources section
of this Item, below.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Overall, results in the first quarter of 2022 reflected the Company’s ability to continue to navigate through persistent raw material cost pressures, supply chain challenges including those impacting on semiconductors for the automotive end markets and the impacts of certain global economic events including the Russia conflict with Ukraine.

Increases in net sales in all segments were primarily
driven by an increase in selling price implemented to offset the ongoing and significant escalation of raw material costs and a
favorable demand environment across most of the Company’s

markets.

However, raw material cost increases continued

to outpace
the Company’s broad-based

pricing initiatives in the first quarter of 2022, and the Company’s margins and earnings reflect the
significantly different cost environment in the first

quarter of 2022 compared to the first quarter of 2021.

The Company continues to
implement further aggressive and strategic price increases and is actively managing its cost structure to mitigate the current and
expected inflationary pressures.

While significant uncertainty exists, notably due to pandemic-related restrictions in China and the
ongoing war in Ukraine, the Company remains committed to advancing its customer intimate strategy, recovering

its margins and
investing in value enhancing initiatives to better position the Company to continue to deliver on its growth potential.
Ongoing impact of COVID-19
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

This outbreak has significantly disrupted the operations of the Company and those of its suppliers and customers and at times during the pandemic, the Company has experienced volume declines and lower net sales as
compared to pre-COVID-19 levels.

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

With the exception of its Shanghai-based operations,

which have been and
continue to be significantly impacted since late March 2022 due to government restrictions currently in place in that province of
China, all of the Company’s more

than 30 other production facilities worldwide are open and operating and are deemed as essential
businesses in the jurisdictions where they are operating and the Company believes that to date it has been able to meet the needs of all
its customers across the globe despite the current challenges.

The Company continues to expect that the impacts from COVID-19 will gradually decline subject to the effective containment

of the virus and its variants and successful distribution and acceptance of the available vaccines and treatments; however,

the incidence of reported cases of COVID-19 or a variant in several geographies where the Company has significant operations remains high.

Differing government responses to these reported cases continues to evolve and
it therefore remains highly uncertain as to how long the global pandemic and related economic challenges will last in each of the
jurisdictions where the Company does business and when our customers’

businesses will recover to pre-COVID-19 levels.

As a result
of the government-imposed quarantine and lockdown measures implemented at the end of March 2022, which are currently in effect,
the Company’s Shanghai

-based locations have been and continue to be significantly impacted as of the date of this Form 10-Q.

The
negative impact of these measures to operations and liquidity has and will be experienced during the second quarter of 2022, and the
ultimate impact will depend on the duration of the quarantine and lockdown measures in effect.

While the actions taken to date to
protect our workforce, to continue to serve our customers with excellence and to conserve cash and reduce costs as applicable, have
been effective thus far, further actions

to respond to the pandemic and its effects may be necessary as conditions continue to evolve.
Impact of Political Conflicts

A significant portion of the Company’s

revenues and earnings are generated by non-U.S. operations which subjects the Company
to political and economic risks that could adversely affect the Company’s business, liquidity, financial

position and results of
operations.

The existence of military conflicts, for example the Russian invasion of Ukraine, bring inherent risks such as the potential
for supply chain disruptions, decreased trade activity and other consequences related to economic or other sanctions.

The U.S.

Quaker Chemical Corporation
Management’s Discussion and Analysis

government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia as a result of the military conflict between Russia and Ukraine.

It is not possible to predict the broader or longer-term consequences of this conflict,
which could include further sanctions, embargoes,

regional instability, geopolitical

shifts and adverse effects on macroeconomic
conditions, security conditions, currency exchange rates and financial markets.

Such geo-political instability and uncertainty could
have a negative impact on the Company’s

ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export

control law restrictions, and logistics restrictions including closures of air
space, and could increase the costs, risks and adverse impacts from these new challenges.

The Company may also be the subject of
increased cyber-attacks.

The Company’s operations in the

conflict areas including Russia, Ukraine and Belarus represent less than 2% of the Company’s
consolidated net sales and less than 1% of the Company’s

consolidated total assets.

The Company’s primary

exposure in the conflict
area relates to outstanding customer accounts receivable.

The Company is actively monitoring the outstanding receivables for collections and has recorded incremental allowance for doubtful accounts where warranted.

The Company continues to review the
facts and circumstances of its customers and the impact of the ongoing sanctions as they relate to its continued business with impacted customers and the collectability of outstanding accounts receivable.

The Company also has and continues to monitor the impact of the volatility and uncertainty in the economic outlook as a result of the conflict with respect to the recoverability of its long-term and
indefinite-lived assets, including assessing potential triggering events for impairment considerations related to intangible assets and
goodwill.

As of March 31, 2022, the Company concluded that the conflict and its current and projected impact to the Company did
not represent a triggering event and the Company continues to monitor and evaluate the evolving situation.
Liquidity and Capital Resources
At March 31, 2022, the Company had cash and cash equivalents of

$161.6 million.

Total cash and cash equivalents

was $165.2
million at December 31, 2021.

The $3.6 million decrease in cash and cash equivalents was the net result of $18.2 million of cash used
in investing activities and $6.3 million of cash used in operating activities partiall

y

offset by $20.6 million of cash provided by
financing activities and a $0.3 million positive impact due to the effect of foreign currency translation.
Net cash flows used in operating activities were $6.3 million in the first three months of 2022 compared to net cash flows used in
operating activities of $12.6 million in the first three months of 2021.

The increase in net operating cash flows of $6.3 million was primarily driven by a lower working capital outflow quarter-over-quarter,

as the Company had a smaller increase in accounts
receivable in the first quarter of 2022 due to changes in current quarter net sales, which was partially offset by a higher outflow from
inventory due to increases in raw material costs and continued build of stock in response to global supply chain and logistics
challenges and other recent global economic events.

Also, in the first quarter of 2022, the Company received a $2.8 million dividend from the Company’s Korean

joint venture, with no similar dividend received in the prior year period.

Net cash flows used in investing activities were $18.2 million in the first three months of 2022 compared to $15.8 million in the
first three months of 2021.

This increase in cash outflows was a result of lower cash proceeds from the disposition of assets which
included the sale of certain held-for-sale real property assets related to the

Combination in the prior year period, and higher capital
expenditures in the current year largely related to certain

infrastructure and sustainability-related spending.

These increases in cash
used in investing activities were partially offset by

lower cash payments related to acquisitions as a result of the level of acquisition activity in each year.

Net cash flows provided by financing activities were $20.6 million in the first three months of 2022 compared to $13.0 million in
the first three months of 2021.

The increase in net cash flows was primarily related to an increase in borrowings in the current year
under the Company’s credit

facility as compared to the prior year.

In addition, the Company paid $7.4 million of cash dividends during the first three months of 2022, a $0.4 million or 5% increase in cash dividends compared to the prior year.

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

Borrowings under the
Credit Facility bear interest at a base rate plus an applicable margin based on the Company’s consolidated

net leverage ratio.

The
weighted average interest rate incurred on the outstanding borrowings under the Credit Facility during both the first quarter of 2022 and as of March 31, 2022 was approximately 1.6%.

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

As of March 31, 2022, the consolidated net debt to consolidated adjusted

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

As of March 31, 2022 and
December 31, 2021, the Company was in compliance with all of the Credit Facility covenants.

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

based on the Company’s consolidated

net leverage ratio.

At the time the
Company entered into the swaps, and as of March 31, 2022, the aggregate interest rate on the swaps, including the fixed base rate plus an applicable margin, was 3.1%.

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

As of March 31, 2022, the Company had Credit Facility borrowings outstanding of $915.2 million.

As of December 31, 2021, the
Company had Credit Facility borrowings outstanding of $889.6 million.

The Company has unused capacity under the Revolver of
approximately $142 million, net of bank letters of credit of approximately

$4 million, as of March 31, 2022.

The Company’s other
debt obligations are primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $11.7 million and $11.8 million as of March

31, 2022 and December 31, 2021, respectively.

Total unused capacity under

these
arrangements as of March 31, 2022

was approximately $30 million.

The Company’s total net debt as of

March 31, 2022

was $765.3
million.
The Company incurred $6.0 million of total Combination,

integration and other acquisition-related expenses in the first quarter of
2022, which includes $2.0 million of other expenses related to an indemnification asset, described in the Non-GAAP Measures section
of this Item below.

Comparatively, in the first quarter

of 2021, the Company incurred $0.8 million of total Combination,

integration
and other acquisition-related expenses, which was net of a $5.4 million gain on the sale of certain held-for-sale real property assets
and also $0.4 million of accelerated depreciation.

The Company had aggregate net cash outflows of approximately $8.3 million related to the Combination,

integration and other acquisition-related expenses during the first three months of 2022 as compared to
$8.7

million during the first three months of 2021.

During the first quarter of 2022, the Company incurred $3.1 million of strategic planning and transformation expenses.

The Company expects that these additional operating costs and associated cash flows, as well
as higher capital expenditures related to strategic planning, process optimization and the next phase of the Company’s

long-term
integration to further optimize its footprint, processes and other functions will continue in 2022 and over the next several years.
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

The exact timing and total costs associated with the QH Program continues to
depend on a number of factors and is subject to change; however,

reductions in headcount and site closures have occurred, and the
Company currently expects additional headcount reductions and site closures to occur throughout the year and estimates that the anticipated cost synergies realized under the QH Program

will approximate one-times restructuring costs incurred.

The Company
made cash payments related to the settlement of restructuring liabilities under the QH Program during the first three months of 2022 of
approximately $0.4 million compared to $3.0 million in the first three months of 2021.
As of March 31, 2022, the Company’s

gross liability for uncertain tax positions, including interest and penalties,

was $24.5
million.

The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position
liability.

However, should the entire liability be

paid, the amount of the payment may be reduced by up to $7.2 million as a result of offsetting benefits in other tax jurisdictions.

Quaker Chemical Corporation
Management’s Discussion and Analysis

In 2021, two of the Company’s locations

suffered significant property damage as a result of flooding and fire.

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
2021 were covered under the Company’s

property insurance coverage, net of an aggregate deductible of $2.0 million.

The Company
has received payments from its insurers of $2.1 million and has recorded an insurance receivable associated with these events of $0.5 million as of March 31, 2022.

See Note 18 of Notes to Condensed Consolidated Financial Statements in Item

1 of this Report.

The Company believes that its existing cash, anticipated cash flows from operations and available additional liquidity will be
sufficient to support its operating requirements and fund

its business objectives for at least the next twelve months, including but not limited to, payments of dividends to shareholders, costs related to ongoing acquisition integration and optimization,

pension plan
contributions, capital expenditures, other business opportunities (including potential acquisitions), implementing actions to achieve the
Company’s sustainability

goals and other potential contingencies.

The Company believes it has sufficient additional liquidity to support its operating requirements and fund its business obligations for the period beyond the next twelve months as well, including
the aforementioned items which are expected to recur annually,

as well as future principal payments on the Company’s

Credit Facility,
transition tax obligations and other long-term liabilities.

The Company’s liquidity is affected

by many factors, some based on normal
operations of our business and others related to the impact of the pandemic and other global events on our business and on global
economic conditions as well as industry uncertainties, which we cannot predict.

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

Quaker Chemical Corporation
Management’s Discussion and Analysis

The following tables reconcile the Company’s

non-GAAP financial measures (unaudited) to their most directly comparable
GAAP (unaudited) financial measures (dollars in thousands, unless otherwise noted, except per share amounts):
Non-GAAP Operating Income and Margin Reconciliations Three Months Ended
March 31,

2022 2021
Operating income $ 29,403 $ 44,894
Combination, integration and other acquisition-related expenses (a) 4,053 6,230
Strategic planning and transformation expenses (b) 3,088 -
Restructuring and related charges (c) 820 1,175
Fair value step up of acquired inventory sold (d) — 801
Executive transition costs (e) 539 504
Inactive subsidiary's non-operating litigation costs (f) 92 51
Customer insolvency costs (g) 1,166 —
Non-GAAP operating income $ 39,161 $ 53,655
Non-GAAP operating margin (%) (n)
8.3% 12.5%
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and
Non-GAAP Net Income Reconciliations
Three Months Ended
March 31,

2022 2021
Net income attributable to Quaker Chemical Corporation $ 19,816 $ 38,615
Depreciation and amortization (a) (l) 20,727 22,448
Interest expense, net (a) 5,345 5,470
Taxes on income

before equity in net income of associated companies (m)
2,866 10,689
EBITDA $ 48,754 $ 77,222
Equity loss (income) in a captive insurance company (h) 244 (3,080)
Combination, integration and other acquisition-related expenses (a) 6,032 427
Strategic planning and transformation expenses (b) 3,088 —
Restructuring and related charges (c) 820 1,175
Fair value step up of acquired inventory sold (d) — 801
Executive transition costs (e) 539 504
Inactive subsidiary's non-operating litigation costs (f) 92 51
Customer insolvency costs (g) 1,166 —
Pension and postretirement benefit income, non-service components

(i)
(479) (124)
Currency conversion impacts of hyper-inflationary economies (j) 188 172
Adjusted EBITDA
$ 60,444 $ 77,148
Adjusted EBITDA margin (%) (n)
12.7% 18.0%
Adjusted EBITDA
$ 60,444 $ 77,148
Less: Depreciation and amortization - adjusted (a)
20,727 22,033
Less: Interest expense, net
5,345 5,470
Less: Taxes on income

before equity in net income of associated companies - adjusted

(k)(m)
8,902 11,739
Non-GAAP net income
$ 25,470 $ 37,906

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations Three Months Ended
March 31,

2022 2021
GAAP earnings per diluted share attributable to Quaker Chemical Corporation common shareholders
$ 1.11 $ 2.15
Equity loss (income) in a captive insurance company per diluted share (h) 0.01 (0.17)
Combination, integration and other acquisition-related expenses per diluted share (a)
0.25 0.04
Strategic planning and transformation expenses per diluted share (b) 0.14 —
Restructuring and related charges per diluted share (c) 0.03 0.05
Fair value step up of acquired inventory sold per diluted share (d) — 0.03
Executive transition costs per diluted share (e) 0.02 0.02
Inactive subsidiary's non-operating litigation costs per diluted share (f)

0.00

0.00

Customer insolvency costs per diluted share (g) 0.06 —
Pension and postretirement benefit costs, non-service components per diluted share (i)
(0.02)

(0.00)
Currency conversion impacts of hyper-inflationary economies per diluted share (j)
0.01 0.01
Impact of certain discrete tax items per diluted share (k) (0.19) (0.02)
Non-GAAP earnings per diluted share (o) $ 1.42 $ 2.11
(a)
Combination,

integration and other acquisition-related expenses include certain legal, financial,

and other advisory and consultant
costs incurred in connection with integration activities including internal control readiness and remediation.

These costs are not
indicative of the future operating performance of the Company.

Less than $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively,

of these pre-tax costs were considered non-deductible for the purpose of determining the Company’s

effective tax rate, and, therefore, taxes on income before equity in net income of associated
companies - adjusted reflects the impact of these items.

During the three months ended March 31, 2022, the Company recorded
$2.0 million of other expense related to an indemnification asset.

During the three months ended March 31, 2021, the Company
recorded $0.4 million of accelerated depreciation related to certain of the Company’s facilities, which is included

in the caption
“Combination, integration and other acquisition-related expenses” in the reconciliation of operating income to non-GAAP
operating income and included in the caption “Depreciation and amortization”

in the reconciliation of net income attributable to
the Company to EBITDA, but excluded from the caption “Depreciation and amortization – adjusted” in the reconciliation of
adjusted EBITDA to non-GAAP net income attributable to the Company

.

During the three months ended March 31, 2021, the
Company recorded a $5.4 million gain on the sale of certain held-for-sale real property assets related to the Combination which is
included in the caption “Combination, integration and other acquisition-related expenses” in the reconciliation of GAAP earnings
per diluted share attributable to Quaker Chemical Corporation common shareholders to Non-GAAP earnings per diluted share as
well as the reconciliation of net income attributable to Quaker Chemical Corporation to Adjusted EBITDA and Non-GAAP net
income.

(b)
Strategic planning and transformation expenses include certain consultant and advisory expenses for the Company’s

long-term
strategic planning, as well as process optimization and the next phase of the Company’s long-term integration

to further optimize
its footprint, processes and other functions.

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
(e)
Executive transition costs represent the costs related to the Company’s search, hiring and transition to a new CEO in connection
with the executive transition that took place in 2021 as well as the on-going search for a new Chief Human Resources Officer
during the first quarter of 2022.

These expenses are not indicative of the future operating performance of the

Company.
(f)
Inactive subsidiary’s non

-operating litigation costs represent the charges incurred by an inactive subsidiary of the Company and
are a result of the termination of restrictions on insurance settlement reserves

.

These charges are not indicative of the future
operating performance of the Company.

Quaker Chemical Corporation
Management’s Discussion and Analysis

(g)
Customer insolvency costs represent the costs associated with a specific reserve or changes to existing reserves for trade accounts
receivable within the Company’s

EMEA reportable segment related to certain customers who filed for bankruptcy protection as
well as costs related to specific reserves recorded for certain customer accounts receivables which have been directly impacted by
the current economic conflict between Russia and Ukraine.

These expenses are not indicative of the future operating performance of the Company.

(h)
Equity loss (income)

in a captive insurance company represents the after-tax

(loss) income attributable to the Company’s

interest
in Primex, Ltd. (“Primex”),

a captive insurance company.

The Company holds a 32% investment in and has significant influence over Primex, and therefore accounts for this interest under the equity method of accounting.

The loss (income)

attributable to
Primex is not indicative of the future operating performance of the

Company and is not considered core to the Company’s
operations.
(i)
Pension and postretirement benefit income,

non-service components represent the pre-tax, non-service

component of the
Company’s pension and postretirement

net periodic benefit income in each period.

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

U.S. GAAP.

During both the
three months ended March 31, 2022

and 2021, the Company incurred non-deductible, pre-tax charges related to the Company’s
Argentine affiliates.

The charges incurred related to the immediate recognition of foreign currency remeasurement in the
Consolidated Statements of Income associated with these entities are not indicative of the future operating performance of the
Company.

See Note 1 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(k)
The impacts of certain discrete tax items include changes in valuation allowances recorded on certain Brazilian branch foreign tax
credits and the recording of deferred taxes on Brazilian branch income.

Both of these discrete items related to a result of tax law
changes in the U.S. due to the issuance of final foreign tax credit regulations during the period.

Additionally, the Company has
discrete items related to the release of the reserves for uncertain tax positions settled during the quarter and certain taxes,
penalties, and interest due as a result of the settlements.

See Note 11 of Notes to Condensed Consolidated

Financial Statements,
which appears in Item 1 of this Report.
(l)
Depreciation and amortization for the three months ended March 31,

2022 and 2021 each included $0.3

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

Combination, integration and other acquisition-related expenses described in (a) resulted in incremental taxes of $1.4 million and $0.1 million during the three months ended March 31, 2022 and
2021, respectively.

Strategic planning and transformation expenses describes in (b) above resulted in incremental taxes of $0.7
million during the three months ended March 31, 2022.

Restructuring and related charges described in (c) resulted in incremental taxes of $0.2 million during each of the three months ended March 31, 2022 and 2021.

Fair value step up of acquired inventory
sold described in (d) resulted in incremental taxes of $0.2 million during the three months ending March 31, 2021.

Executive
transition expenses described in (e) resulted in incremental taxes of $0.1 million during each of the three months ended March 31,
2022 and 2021.

Inactive subsidiary non-operating litigation costs described in (f) resulted in incremental taxes of less than $0.1
million for each of the three months ended March 31, 2022 and 2021.

Customer insolvency costs described in (g) resulted in
incremental taxes of $0.3 million during the three months ended

March 31, 2022.

Pension and postretirement benefit income,
non-service components described in (i) resulted in a tax benefit of $0.1 million and less than $0.1 million for the three months
ended March 31, 2022 and 2021, respectively.

The impact of certain discrete items described in (k) resulted in a tax benefit of
$3.4 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
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

Quaker Chemical Corporation
Management’s Discussion and Analysis

Off-Balance Sheet Arrangements
The Company had no material off-balance sheet commitments or obligations as of March 31, 2022.

The Company’s only off-
balance sheet items outstanding as of March 31, 2022 represented approximately

$6 million of total bank letters of credit and
guarantees.

The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources.

See Note 14
of Notes to Condensed Consolidated Financial Statements in Item

1 of this Report.
Operations
Consolidated Operations Review – Comparison of the First Quarter of 2022

with the First Quarter of 2021
Net sales were $474.2 million in the first quarter of 2022 compared to $429.8 million in the first quarter of 2021.

The net sales
increase of $44.4 million or 10% quarter-over-quarter reflects increases in selling price and product mix of approximately 17% and
additional net sales from acquisitions of 2% partially offset by a decline in sales volume of approximately 6% and the unfavorable impact from foreign currency translation of 3%.

The increase in selling price and product mix is primarily driven by price increases implemented to help offset the significant increases in raw

material and other input costs that began during 2021.

The decline in sales
volumes was primarily attributable to the comparison to a very strong first quarter of 2021, where customers replenished their supply
chains, the impact of lower volumes related to the tolling agreement for previously divested products associated with the Combination and lower sales volumes attributable to the war in Ukraine.
COGS were $328.1 million in the first quarter of 2022 compared to $273.6 million in the first quarter of 2021.

The increase in
COGS of $54.5 million or 20% was driven by the associated COGS on the increase in net sales described above as well as continued
increases in the Company’s global

raw material and supply chain and logistics costs compared to the prior year.
Gross profit in the first quarter of 2022 decreased $10.1 million or 6%

from the first quarter of 2021.

The Company’s reported
gross margin in the first quarter of 2022 was 30.8% compared to

36.3% in the first quarter of 2021.

The Company’s current quarter
gross margin reflects a significant increase in raw

material and other input costs experienced throughout the first quarter of

2022 and
the impacts of constraints on the global supply chain, partially offset by the Company’s ongoing value

-based pricing initiatives.
SG&A in the first quarter of 2022 increased $7.5 million or 7% compared to the first quarter of 2021 due primarily to the impact
of sales increases on direct selling costs, inflationary impacts on higher operating costs, costs associated with strategic planning and transformation initiatives (see the Non-GAAP Measures section of this Item, above), and additional SG&A from recent acquisitions partially offset by lower SG&A due to foreign currency

translation and lower incentive compensation compared to the prior year.

In
addition, SG&A was lower in the prior year period as a result of continued

temporary cost saving measures the Company
implemented in response to the onset of COVID-19.

During the first quarter of 2022, the Company incurred $4.1 million of Combination,

integration and other acquisition-related
operating expenses primarily for professional fees related to the Houghton integration and other acquisition-related activities.

Comparatively,

the Company incurred $5.8 million of expenses in the prior year first quarter,

primarily due to various professional
fees related to legal, financial and other advisory and consultant expenses for integration activities including internal control readiness and remediation.

See the Non-GAAP Measures section of this Item, above.
The Company initiated a restructuring program during the third quarter of 2019 as part of its global plan to realize cost synergies associated with the Combination.

The Company incurred Restructuring and related charges for reductions in headcount and site
closures under this program, net of adjustments to initial estimates for severance of $0.8 million and $1.2 million during the first
quarters of 2022 and 2021, respectively.

See the Non-GAAP Measures section of this Item, above.
Operating income in the first quarter of 2022 was $29.4 million compared to $44.9 million in the first quarter of 2021.

Excluding
non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-
GAAP Measures section of this Item, above, the Company’s

current quarter non-GAAP operating income decreased

to $39.2 million
compared to $53.7 million in the prior year first quarter primarily due to the lower gross profit described above.

The Company had other expense, net, of $2.2 million in the first quarter of 2022 compared to other income, net of $4.7 million in
the first quarter of 2021.

The first quarter of 2022 includes other expenses related to the impact of certain adjustment to the
Company’s indemnification

receivables, while the prior year first quarter other income includes a gain on the sale of certain held-for-
sale real property assets.

See the Non-GAAP Measures section of this Item, above.

Interest expense, net, decreased $0.1 million compared to the first quarter of 2021, due to a slight decrease in the average
borrowings outstanding in the first quarter of 2022 compared to the first quarter of 2021 on relatively consistent interest rates during both the first quarter of 2022 and 2021.
The Company’s effective

tax rates for the first quarters of 2022 and 2021 were 13.1% and 24.2%, respectively.

The Company’s
effective tax rate for the three months ended March 31,

2022 was largely driven by changes in the valuation allowance for foreign tax
credits due to recently issued legislative guidance and impacts due to settlements reached on certain tax audits.

Comparatively, the
prior year first quarter effective tax rate was impacted by the sale of a subsidiary which included certain held-for-sale real property

Quaker Chemical Corporation
Management’s Discussion and Analysis

assets related to the Combination.

Excluding the impact of these items as well as all other non-core items in each quarter,

described in
the Non-GAAP Measures section of this Item, above, the Company estimates that its effective tax rates for the first quarter of 2022 and 2021 would have been approximately 27% and 25%, respectively.

The Company incurred higher tax expense during the three
months ended March 31, 2022 primarily related to the Company recording earnings in one of its subsidiaries at a statutory tax rate of
25% while it awaits recertification of a concessionary 15% tax rate, which was available to the Company during all of 2021.

The
Company expects continued volatility in its effective tax

rates due to several factors, including the timing and scope of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and
amount of certain incentives in various tax jurisdictions, the treatment of certain acquisition-related costs and the timing and amount
of certain share-based compensation-related tax benefits, among other factors.
Equity in net income of associated companies decreased $4.4 million in the first quarter of 2022 compared to the first quarter of
2021, primarily due to lower current year income from the Company’s interest in a captive insurance company and from the
Company’s 50% interest in a joint venture

in Korea.

See the Non-GAAP Measures section of this Item, above.
Net income attributable to noncontrolling interest was less than $0.1 million in both the first quarters of 2022 and 2021.

Foreign exchange unfavorably impacted the Company’s

first quarter of 2022 results by approximately 4% driven by the impact from foreign currency translation on earnings as well as higher foreign exchange transaction losses in the current quarter as compared to the prior year first quarter.
Reportable Segments Review - Comparison of the First Quarter of 2022

with the First Quarter of 2021
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
Americas
Americas represented approximately 33% of the Company’s

consolidated net sales in the first quarter of 2022.

The segment’s net
sales were $154.1 million, an increase of $19.3 million or 14% compared to the first quarter of 2021.

The increase in net sales was
due to higher selling price and product mix of 22% and additional net sales from acquisitions of 2% partially offset by decreases in
organic sales volumes of 10%.

The increase in selling price and product mix is primarily driven by price increases implemented to
help offset the significant increases in raw material and

other input costs that began during 2021 and have continued in 2022.

The
current quarter decline in organic sales volume was largely

driven by the impact of lower volumes related to the tolling agreement for previously divested products associated with the Combination and the prior year period comparison,

which included a strong rebound
from COVID-19 impacts.

This segment’s operating earnings were $29.2

million, a decrease of $3.0 million or 9% compared to the
first quarter of 2021.

The decrease in segment operating earnings was primarily a result of lower gross margins driven by the lag in
price increases as compared to continued raw material cost increases and global supply chain and logistics pressures, as well as higher
SG&A including an increase in direct selling costs, SG&A from acquisitions and year-over-year inflationary increases

.
EMEA
EMEA represented approximately 26% of the Company’s

consolidated net sales in the first quarter of 2022.

The segment’s net
sales were $125.7 million, an increase of $5.9 million or 5% compared to the first quarter of 2021.

The increase in net sales was due
to higher selling price and product mix of 18% and additional net sales from acquisitions of 2%, partially offset by the unfavorable
impact of foreign currency translation of 9% and a decrease in organic sales volumes

of 6%.

The increase in selling price and product
mix is primarily driven by price increases implemented to help offset the significant increases in raw material and other input costs that began during 2021 and have continued in 2022.

The current quarter organic volume decline was primarily driven by the current
economic pressures including the direct and indirect impacts of the

Russia-Ukraine conflict and the impact of economic and other sanctions by other nations on Russia as well as the prior year period comparison including a strong rebound from COVID-19 impacts.

The foreign exchange impact was primarily due to the weakening of the euro against the U.S. dollar as this exchange rate averaged
1.12 in the first quarter of 2022 compared to 1.21 in the first quarter of

2021.

This segment’s operating earnings

were $16.8 million, a
decrease of $8.5 million or 34% compared to the first quarter of 2021.

The decrease in segment operating earnings was primarily a

Quaker Chemical Corporation
Management’s Discussion and Analysis

result of lower gross margins driven by the lag in price increases as compared to continued raw material cost increases and global
supply chain and logistics pressures, coupled with higher SG&A including an increase in direct selling costs, SG&A from acquisitions
and year-over-year inflationary increases

.
Asia/Pacific
Asia/Pacific represented approximately 22% of the Company’s

consolidated net sales in the first quarter of 2022.

The segment’s
net sales were $104.2 million, an increase of $7.5 million or 8% compared to the first quarter of 2021.

The increase in net sales was
driven by higher selling price and product mix of 12% partially offset by lower organic sales volumes of 4%.

The increase in selling
price and product mix is primarily driven by price increases implemented to help offset the significant increases in raw material and other input costs that began during 2021 and continued throughout the first quarter of 2022.

The current quarter decline in organic
sales volume was primarily driven by lower activity primarily in China related to government mandates regarding the current year
Olympics as well as country restrictions over power and export related activity compared to a very favorable demand environment in
the prior year period.

This segment’s operating earnings

were $21.9 million, a decrease of $5.6 million or 20% compared to the first quarter of 2021.

The decrease in segment operating earnings was primarily a result of lower gross margins driven by the lag in price
increases as compared to continued raw material cost increases and global supply chain and logistics pressures, coupled with higher
SG&A including an increase in direct selling costs and year-over-year inflationary increases.
Global Specialty Businesses
Global Specialty Businesses represented approximately 19% of the

Company’s consolidated net sales in the

first quarter of 2022.

The segment’s net sales were $90.1

million, an increase of $11.7 million or 15% compared

to the first quarter of 2021.

The increase
in net sales was driven by higher selling price and product mix of 10%, including

Norman Hay, additional net sales from

acquisitions
of 4% and an increase in organic sales volumes of 2%, partially offset by the unfavorable impact from foreign currency transaction of approximately 1%.

The increase in selling price and product mix is primarily driven by price increases implemented to help offset the
significant increases in raw material and other input costs that began during

2021 and continued throughout the first quarter of 2022.
The increase in organic sales volumes was primarily attributable to a favorable demand environment for our products.

The foreign
exchange impact was primarily due to the weakening of the euro against the U.S. dollar described in the EMEA section above.

This
segment’s operating earnings were

$25.0 million, an increase of $0.9 million or 4% compared to the first quarter of 2021.

The
increase in segment operating earnings reflects the aforementioned higher net sales partially offset by slightly lower gross margins in
the current year coupled with higher SG&A, including an increase in direct selling costs, SG&A from acquisitions and year-over-year
inflationary increases.
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
•
the timing and extent of the projected impacts on our business as a result of the Ukrainian and Russian conflict;
•
cost increases in prices of raw materials and the impacts of constraints and disruptions in the global supply chain;
•

our current and future results and plans including our sustainability goals; and

•

statements that include the words “may,”

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

Quaker Chemical Corporation
Management’s Discussion and Analysis

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

Other major risks and uncertainties include, but are not
limited to, the primary and secondary impacts of the COVID-19 pandemic,

including actions taken in response to the pandemic by
various governments, which could exacerbate some or all of the other risks and uncertainties faced by the Company,

as well as the
potential for significant increases in raw material costs, supply chain disruptions, customer financial instability,

worldwide economic
and political disruptions including the impacts of the military conflict between Russia and Ukraine, the economic and other sanctions imposed by other nations on Russia, suspensions of activities in Russia by many multinational companies and the potential expansion
of military activity, foreign

currency fluctuations, significant changes in applicable tax rates and regulations, future terrorist attacks
and other acts of violence.

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

For more information regarding these
risks and uncertainties as well as certain additional risks that we face,

refer to the Risk Factors section, which appears in Item 1A in our 2021 Form 10-K and in our quarterly and other reports filed from time to time with the SEC.

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

Report on Form
10-K for the year ended December 31, 2021, and we believe there has been no material change to that information.

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

Based on that evaluation, our principal executive officer and our principal financial officer
have concluded that, as of March 31, 2022, the end of the period covered by this Report, our disclosure controls and procedures (as
defined in Rule 13a-15(e) under the Exchange Act) were effective.
Changes in internal control over financial reporting.

As required by Rule 13a-15(d) under the Exchange Act, our
management, including our principal executive officer

and principal financial officer, has evaluated

our internal control over
financial reporting to determine whether any changes to our internal control over financial reporting occurred during the
quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on that evaluation, there were no changes that have materially affected,

or are reasonably
likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2022.

PART

II.

OTHER INFORMATION
Items 3, 4 and 5 of Part II are inapplicable and have been omitted.
Item 1.

Legal Proceedings.
Incorporated by reference is the information in Note 18 of the Notes to the

Consolidated Financial Statements in Part I, Item 1, of
this Report.
Item 1A.

Risk Factors.
The Company’s business, financial

condition, results of operations and cash flows are subject to various risks that could cause
actual results to vary materially from recent results or from anticipated future results.

In addition to the other information set forth in
this Report, you should carefully consider the risk factors previously disclosed in Part I, Item 1A of our 2021

Form 10-K.

While there
have been no material changes to the risk factors described in our 2021 Form 10-K,

reference is made to the developments discussed
under the headings Ongoing impact of COVID-19

and
Impact of Political Conflicts

within Item 2 of this Report.
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
494

$
227.19

— $
86,865,026

February 1 - February 28
4,717

$
189.45

— $
86,865,026

March 1 - March 31
161

$
174.07

— $
86,865,026

Total
5,372

$
192.46

— $
86,865,026

(1)
All of these shares were acquired from employees related to the surrender of Quaker Chemical Corporation shares in
payment of the exercise price of employee stock options exercised or for the payment of taxes upon exercise of employee
stock options or the vesting of restricted stock awards or units.
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

There were no shares acquired by the
Company pursuant to the 2015 Share Repurchase Program during the quarter ended March 31, 2022.
Limitation on the Payment of Dividends
The Credit Facility has certain limitations on the payment of dividends and other so-called restricted payments. See Note 14 of
Notes to Condensed Consolidated Financial Statements, in Part I, Item

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
Date: May 5, 2022

Shane W. Hostetter,

Senior Vice President, Chief Financial
Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)