Form 10-Q
period 2022-06-30
QUAKER CHEMICAL CORP
filed 2022-08-04
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM
10-Q

☒
QUARTERLY

REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2022
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
Outstanding on July 31, 2022

17,929,045

QUAKER CHEMICAL CORPORATION

AND CONSOLIDATED

SUBSIDIARIES

Page
PART

I.
FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2022 and June 30, 2021
2
Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2022 and June 30, 2021
3
Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021
4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and June 30, 2021
5
Condensed Consolidated Statements of Changes in Equity for the Three and Six Months Ended June 30, 2022 and June 30, 2021
6
Notes to Condensed Consolidated Financial Statements
7
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
26
Item 3.
Quantitative and Qualitative Disclosures about Market Risk.
43
Item 4.
Controls and Procedures.
44
PART

II
OTHER INFORMATION.
Item 1.
Legal Proceedings.
45
Item 1A.
Risk Factors.
45
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.
45
Item 6.
Exhibits.
46
Signatures
46

PART

I
FINANCIAL INFORMATION
Item 1.

Financial Statements (Unaudited).
Quaker Chemical Corporation
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share data)
Unaudited
Three Months Ended Six Months Ended
June 30,

June 30,

2022 2021 2022 2021
Net sales $
492,388
$
435,262
$
966,559
$
865,045
Cost of goods sold (
excluding amortization expense - See Note 13
)

342,824

280,811

670,924

554,400
Gross profit

149,564

154,451

295,635

310,645
Selling, general and administrative expenses

115,830

108,679

227,625

212,989
Restructuring and related (credits) charges, net
(1)
298
819
1,473
Combination, integration and other acquisition-related expenses
1,832
6,658
5,885
12,473
Operating income

31,903
38,816

61,306

83,710
Other (expense) income, net

(8,399)

14,010

(10,605)

18,697
Interest expense, net
(6,494)
(5,618)
(11,839)
(11,088)
Income before taxes and equity in net (loss) income of
associated companies

17,010

47,208

38,862

91,319
Taxes on income before

equity in net (loss) income of associated
companies

1,374

15,218

4,240

25,907
Income before equity in net (loss) income of associated
companies

15,636

31,990

34,622

65,412
Equity in net (loss) income of associated companies

(1,265)

1,610

(430)

6,820
Net income
14,371
33,600
34,192
72,232
Less: Net income attributable to noncontrolling interest
28
30
33
47
Net income attributable to Quaker Chemical Corporation $
14,343
$
33,570
$
34,159
$
72,185
Per share data:

Net income attributable to Quaker Chemical Corporation
common shareholders – basic $
0.80
$
1.88
$
1.91
$
4.04
Net income attributable to Quaker Chemical Corporation

common shareholders – diluted $
0.80
$
1.88
$
1.91
$
4.03
Dividends declared $
0.415
$
0.395
$
0.830
$
0.790
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Unaudited
Three Months Ended Six Months Ended
June 30,

June 30,

2022 2021 2022 2021
Net income
$
14,371
$
33,600
$
34,192
$
72,232
Other comprehensive (loss) income, net of tax
Currency translation adjustments
(76,433)
16,165
(83,299)
(9,296)
Defined benefit retirement plans
1,407
397
1,903
1,689
Current period change in fair value of derivatives
575
452
1,675
1,014
Unrealized (loss) gain on available-for-sale securities
(567)
279
(1,567)
(2,746)
Other comprehensive (loss) income
(75,018)
17,293
(81,288)
(9,339)
Comprehensive (loss) income
(60,647)
50,893
(47,096)
62,893
Less: Comprehensive

income (loss) attributable to
noncontrolling interest
5
(38)
(1)
(53)
Comprehensive (loss) income attributable to Quaker Chemical
Corporation
$
(60,642)
$
50,855
$
(47,097)
$
62,840
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)
Unaudited
June 30,

December 31,
2022 2021
ASSETS

Current assets

Cash and cash equivalents
$
202,348
$
165,176
Accounts receivable, net

465,352

430,676
Inventories

Raw materials and supplies
163,055
129,382
Work-in-process

and finished goods
150,387
135,149
Prepaid expenses and other current assets

64,674

59,871
Total current

assets

1,045,816

920,254
Property, plant and equipment,

at cost

432,068

434,344
Less: Accumulated depreciation
(239,571)
(236,824)
Property, plant and equipment,

net
192,497
197,520
Right of use lease assets
36,317
36,635
Goodwill

610,167

631,194
Other intangible assets, net

962,580

1,027,782
Investments in associated companies

83,678

95,278
Deferred tax assets

10,897

16,138
Other non-current assets

28,804

30,959
Total assets $
2,970,756
$
2,955,760
LIABILITIES AND EQUITY

Current liabilities

Short-term borrowings and current portion of long-term debt $
14,485
$
56,935
Accounts payable

246,345

226,656
Dividends payable
7,437
7,427
Accrued compensation

29,359

38,197
Accrued restructuring
3,812
4,087
Accrued pension and postretirement benefits
1,541
1,548
Other accrued liabilities

97,746

95,617
Total current

liabilities

400,725

430,467
Long-term debt

972,369

836,412
Long-term lease liabilities
25,695
26,335
Deferred tax liabilities

156,468

179,025
Non-current accrued pension and postretirement benefits
42,755
45,984
Other non-current liabilities

42,178

49,615
Total liabilities

1,640,190

1,567,838
Commitments and contingencies (Note 18)
Equity

Common stock $
1

par value; authorized
30,000,000

shares; issued and

outstanding 2022 –
17,919,750

shares; 2021 –
17,897,033

shares
17,920
17,897
Capital in excess of par value

921,642

917,053
Retained earnings

535,621

516,334
Accumulated other comprehensive loss

(145,246)

(63,990)
Total Quaker

shareholders’ equity

1,329,937

1,387,294
Noncontrolling interest

629
628
Total equity
1,330,566
1,387,922
Total liabilities and equity $
2,970,756
$
2,955,760
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
Unaudited
Six Months Ended
June 30,

2022 2021
Cash flows from operating activities

Net income $
34,192
$
72,232
Adjustments to reconcile net income to net cash used in operating activities:

Amortization of debt issuance costs

2,236

2,375
Depreciation and amortization

41,036

44,188
Equity in undistributed earnings of associated companies, net of dividends

3,400

(6,715)
Acquisition-related fair value adjustments related to inventory
—
801
Deferred compensation, deferred taxes and other,

net

(10,223)

(13,849)
Share-based compensation

5,433

6,134
Loss on extinguishment of debt
5,246
—
Loss (gain) on disposal of property,

plant, equipment and other assets

15

(5,356)
Combination and other acquisition-related expenses, net of payments
(3,880)
(2,305)
Restructuring and related charges
819
1,473
Pension and other postretirement benefits

(2,269)

(2,223)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable

(51,944)

(47,252)
Inventories

(58,427)

(57,020)
Prepaid expenses and other current assets

(5,558)

(20,111)
Change in restructuring liabilities
(797)
(4,214)
Accounts payable and accrued liabilities

32,298

22,274

Net cash used in operating activities

(8,423)

(9,568)
Cash flows from investing activities

Investments in property,

plant and equipment

(15,138)

(6,974)
Payments related to acquisitions, net of cash acquired

(9,383)

(29,424)
Proceeds from disposition of assets
85
14,744

Net cash used in investing activities

(24,436)

(21,654)
Cash flows from financing activities

Payments of long-term debt

(668,500)

(19,065)
Proceeds from long-term debt
750,000
—
Borrowings on revolving credit facilities, net

16,703

29,433
Repayments on other debt, net
(155)

(219)
Financing-related debt issuance costs
(3,734)
—
Dividends paid

(14,862)

(14,113)
Stock options exercised, other

(821)

(416)

Net cash provided by (used in) financing activities

78,631

(4,380)

Effect of foreign exchange rate changes on cash

(8,600)

(683)
Net increase (decrease) in cash and cash equivalents

37,172

(36,285)
Cash and cash equivalents at the beginning of the period

165,176

181,895
Cash and cash equivalents at the end of the period $
202,348
$
145,610
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
comprehensive gain
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
$
634
$
1,395,700
Net income
—
—
14,343
—
28
14,371
Amounts reported in other
comprehensive loss
—
—
—
(74,985)
(33)
(75,018)
Dividends ($
0.415

per share)
—
—
(7,438)
—
—
(7,438)
Share issuance and equity-based
compensation plans
8
2,943
—
—
—
2,951
Balance at June 30, 2022
$
17,920
$
921,642
$
535,621
$
(145,246)
$
629
$
1,330,566
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
7
Note 1 – Basis of Presentation and Description of Business

Basis of Presentation
As used in these Notes to Condensed Consolidated Financial Statements of

this Quarterly Report on Form 10-Q for the period
ended June 30, 2022 (the “Report”),

the terms “Quaker Houghton,”

the “Company,”

“we,” and “our” refer to Quaker Chemical
Corporation (doing business as Quaker Houghton), its subsidiaries, and associated companies, unless the context otherwise requires.

As used in these Notes to Condensed Consolidated Financial Statements,

the “Combination” refers to the legacy Quaker combination
with Houghton International, Inc. (“Houghton”).

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

The results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected
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

As of, and for the three and six
months ended June 30, 2022, the Company's Argentine

subsidiaries represented less than
1
% of the Company’s consolidated

total
assets and net sales, respectively.

During the three and six months ended June 30, 2022, the Company recorded less than $
0.1

million
and $
0.2

million, respectively, of remeasurement

losses associated with the applicable currency conversions related to Argentina.

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
14 years
; and $
0.5

million of existing
product technologies to be amortized over
14 years
.

In addition, the Company recorded $
1.8

million of goodwill related to expected
value not allocated to other acquired assets, all of which is expected to be tax deductible in various jurisdictions in which the
Company operates.

In January 2022, the Company acquired a business related to the sealing and impregnation of metal castings for the automotive
sector, as well as impregnation resin and

impregnation systems for metal parts, for its Global Specialty Businesses reportable segment for approximately
1.2

million EUR or approximately $
1.4

million.

This business expands the Company's geographic presence in
Germany as well as broadens its product offerings and

service capabilities within its existing impregnation business.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
8
The results of operations of the 2022 acquisitions subsequent to the respective acquisition dates are included in the unaudited
Condensed Consolidated Statements of Income for the six month period ended

June 30, 2022.

Applicable transaction expenses
associated with these acquisitions are included in Combination,

integration and other acquisition-related expenses in the Company’s unaudited Condensed Consolidated Statements of Income.

Certain pro forma and other information is not presented, as the operations of the acquisitions are not considered material to the overall operations of the Company for the periods presented.
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

Factors contributing to the purchase price that resulted in
goodwill included the acquisition of business processes and personne

l

that will allow Quaker Houghton to better serve its customers.

As of June 30, 2022, the allocation of the purchase price of all of the Company’s

2022 acquisitions, Grindaix, the acquisition in
Turkey,

and Baron have not been finalized and the one-year measurement period has not ended.

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
certain post-closing adjustments.

During the second quarter of 2022, after failing to reach resolution,

the Sellers filed suit asserting
certain amounts owed related to tax attributes of the acquisition.

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

On June 17, 2022, the
Company entered into an amendment to its primary credit facility which,

among other things, provided for the use of a USD currency
LIBOR successor rate (the Secured Overnight Financing Rate (“SOFR”)).

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

The three geographic segments are composed of the net sales and operations in each respective region, excluding net sales and operations managed globally by the Global Specialty Businesses segment.

The Global
Specialty Businesses segment includes the Company’s

container, metal finishing,

mining, offshore, specialty coatings, specialty
grease and Norman Hay businesses.
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
months ended June 30, 2022 and 2021.
Three Months Ended Six Months Ended
June 30,

June 30,

2022 2021 2022 2021
Net sales

Americas $
172,747
$
139,673
$
326,891
$
274,544
EMEA

123,053

123,436

248,740

243,250
Asia/Pacific

99,828

91,559

204,062

188,265
Global Specialty Businesses

96,760

80,594

186,866

158,986
Total net sales $
492,388
$
435,262
$
966,559
$
865,045
Segment operating earnings
Americas $
33,785
$
33,648
$
63,005
$
65,882
EMEA
13,283
23,405
30,049
48,649
Asia/Pacific
22,226
23,227
44,133
50,705
Global Specialty Businesses

27,841

24,209

52,876

48,378
Total segment operating

earnings

97,135

104,489

190,063

213,614
Combination, integration and other acquisition-related expenses
(1,832)
(6,658)
(5,885)
(12,473)
Restructuring and related credits (charges), net
1
(298)
(819)
(1,473)
Fair value step up of acquired inventory sold

—
—
—
(801)
Non-operating and administrative expenses
(48,579)
(43,077)
(92,042)
(84,069)
Depreciation of corporate assets and amortization

(14,822)

(15,640)

(30,011)

(31,088)
Operating income
31,903
38,816
61,306
83,710
Other (expense) income, net
(8,399)
14,010
(10,605)
18,697
Interest expense, net

(6,494)

(5,618)

(11,839)

(11,088)
Income before taxes and equity in net (loss) income of
associated companies $
17,010
$
47,208
$
38,862
$
91,319
Inter-segment revenues for the three and six months ended

June 30, 2022, were $
3.3

million and $
6.2

million for Americas, $
12.4
million and $
21.3

million for EMEA, $
0.1

million and $
0.4

million for Asia/Pacific, and $
2.0

million and $
3.7

million for Global
Specialty Businesses, respectively.

Inter-segment revenues for the three and six months ended

June 30, 2021, were $
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

Company.

The
Company transferred third-party products under arrangements recognized on a net reporting basis of $
20.5

million and $
40.3

million
for the three and six months ended June 30, 2022, respectively,

and $
16.7

million and $
34.5

million for the three and six months ended
June 30, 2021, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
11
Customer Concentration
A significant portion of the Company’s

revenues are realized from the sale of process fluids and services to manufacturers of steel, aluminum, automobiles, aerospace,

industrial and agricultural equipment, and durable goods.

As previously disclosed in the
Company’s 2021 Form 10-K, during

the year ended December 31, 2021, the Company’s

five largest customers (each composed of
multiple subsidiaries or divisions with semiautonomous purchasing authority)

accounted for approximately
10
% of consolidated net
sales, with its largest customer accounting for approximately
3
% of consolidated net sales.
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Condensed

Consolidated Balance Sheets as of June 30, 2022 or
December 31, 2021.
The Company had approximately $
6.6

million and $
7.0

million of deferred revenue as of June 30, 2022 and December 31, 2021, respectively.

For the six months ended June 30, 2022, the Company satisfied all of the associated performance obligations and
recognized into revenue the advance payments received and recorded as of December 31, 2021.
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
The following tables disaggregate the Company’s

net sales by segment, geographic region, customer industry,

and timing of
revenue recognized for the three and six months ended June 30, 2022 and 2021.
Three Months Ended June 30, 2022
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals $
63,373
$
37,586
$
55,596
$
156,555
Metalworking and other
109,374
85,467
44,232
239,073
172,747
123,053
99,828
395,628
Global Specialty Businesses
62,367
21,324
13,069
96,760
$
235,114
$
144,377
$
112,897
$
492,388
Timing of Revenue Recognized
Product sales at a point in time $
225,135
$
136,622
$
110,190
$
471,947
Services transferred over time
9,979
7,755
2,707
20,441
$
235,114
$
144,377
$
112,897
$
492,388
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
(Unaudited)
12
Six Months Ended June 30, 2022
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
119,533
$
74,425
$
110,883
$
304,841
Metalworking and other
207,358
174,315
93,179
474,852
326,891
248,740
204,062
779,693
Global Specialty Businesses
119,631
41,345
25,890
186,866
$
446,522
$
290,085
$
229,952
$
966,559
Timing of Revenue Recognized
Product sales at a point in time
$
426,419
$
273,825
$
224,815
$
925,059
Services transferred over time
20,103
16,260
5,137
41,500
$
446,522
$
290,085
$
229,952
$
966,559
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
93 years
.
The Company has
no

material variable lease costs, sublease income or finance leases for three and six months ended

June 30,
2022 and 2021. The following table sets forth the components of the Company’s lease cost for three and six months ended June 30,
2022 and 2021:
Three Months Ended Six Months Ended
June 30, June 30,
2022 2021 2022 2021
Operating lease expense $
3,519
$
3,548
$
6,928
$
7,160
Short-term lease expense
205
283
424
534

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
13
Supplemental cash flow information related to the Company’s

leases is as follows:
Three Months Ended Six Months Ended
June 30, June 30,
2022 2021 2022 2021
Cash paid for amounts included in the
measurement of lease liabilities:
Operating cash flows from operating leases $
3,442
$
3,489
$
6,807
$
7,068
Non-cash lease liabilities activity:
Leased assets obtained in exchange for new
operating lease liabilities
3,385
825
8,074
3,875
Supplemental balance sheet information related to the Company’s leases is as follows:
June 30, December 31,
2022 2021
Right of use lease assets $
36,317
$
36,635
Other current liabilities
10,452
9,976
Long-term lease liabilities
25,695
26,335
Total operating lease liabilities $
36,147
$
36,311
Weighted average

remaining lease term (years)
5.6
5.6
Weighted average

discount rate
4.14%
4.22%
Maturities of operating lease liabilities were as follows:
June 30,
2022
For the remainder of 2022 $
6,201
For the year ended December 31, 2023
10,076
For the year ended December 31, 2024
7,815
For the year ended December 31, 2025
5,749
For the year ended December 31, 2026
4,449
For the year ended December 31, 2027 and beyond
6,678
Total lease payments
40,968
Less: imputed interest
(4,821)
Present value of lease liabilities $
36,147
Note 7 – Restructuring and Related Activities
The Company’s management approved a global restructuring plan (the “QH Program”) as part of its plan to realize certain cost synergies associated with the Combination in the third quarter of 2019. The QH Program includes restructuring and associated severance costs to reduce total headcount by approximately 400 people globally, as well as plans for the closure of certain manufacturing and non-manufacturing facilities. The exact timing and total costs associated with the QH Program depend on a number of factors and are subject to change; however, the Company currently expects reduction in headcount and site closures under the QH Program to continue to occur throughout 2022 and into 2023. Employee separation benefits will vary depending on local regulations within certain foreign countries and will include severance and other benefits.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
14
Activity in the Company’s accrual

for restructuring under the QH Program for the six months ended June 30, 2022 is as follows:
QH Program
Accrued restructuring as of December 31, 2021
$
4,087
Restructuring and related charges
819
Cash payments
(797)
Currency translation adjustments

(297)
Accrued restructuring as of June 30, 2022
$
3,812
Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Condensed Consolidated Statements of Income
for the three and six months ended June 30, 2022 and 2021:

Three Months Ended Six Months Ended
June 30,

June 30,

2022 2021 2022 2021
Stock options $
469
$
332
$
736
$
640
Non-vested stock awards and restricted stock units
1,667
1,290
3,215
2,686
Non-elective and elective 401(k) matching contribution in stock
—
—
—
1,553
Director stock ownership plan
20
216
44
419
Performance stock units
815
517
1,438
836
Total share-based

compensation expense
$
2,971
$
2,355
$
5,433
$
6,134
Share-based compensation expense is recorded in SG&A, except for $
0.1

million and $
0.2

million for the three and six months
ended June 30, 2022, respectively,

and $
0.2

million and $
0.5

million for the three and six months ended June 30, 2021, respectively, recorded within Combination, integration and other acquisition-related expenses.
Stock Options
During the first six months of 2022, the Company granted stock options under its long-term incentive plan (“LTIP”)

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

As of June 30, 2022, unrecognized
compensation expense related to all stock options granted

was $
2.4

million, to be recognized over a weighted average remaining
period of
1.6

years.

Restricted Stock Awards

and Restricted Stock Units
During the six months ended June 30, 2022, the Company granted
25,743

non-vested restricted shares and
4,490

non-vested
restricted stock units under its LTIP,

which are subject to time-based vesting, generally over a
three year

period.

The fair value of
these grants is based on the trading price of the Company’s

common stock on the date of grant.

The Company adjusts the grant date
fair value of these awards for expected forfeitures based on historical experience.

As of June 30, 2022, unrecognized compensation
expense related to the non-vested restricted shares was $
6.2

million, to be recognized over a weighted average remaining period of
1.8
years, and unrecognized compensation expense related to non-vested restricted stock units was $
1.2

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
March 2022
Grant
Number of PSUs granted
16,820
Risk-free interest rate
2.11
%
Dividend yield
0.93
%
Expected term (years)
3.0
As of June 30, 2022, based on the conditions of the PSUs and performance to date for each award, the Company estimates that it
will
no
t issue any fully vested shares as of the applicable settlement date of all outstanding PSUs awards.

As of June 30, 2022, there
was approximately $
5.5

million of total unrecognized compensation cost related to PSUs which the Company expects to recognize
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
than cash.

There were
no

matching contributions in stock for the three and six months ended June 30, 2022.

For the six months ended
June 30, 2021, total contributions were $
1.5

million.

Note 9 – Pension and Other Postretirement

Benefits
The components of net periodic benefit (income) cost for the three and six months ended June 30, 2022 and 2021 are as follows:
Three

Months Ended June 30,

Six Months Ended June 30,

Other Other
Postretirement Postretirement
Pension Benefits Benefits Pension Benefits Benefits
2022 2021 2022 2021 2022 2021 2022 2021
Service cost $
174
$
316
$
8
$
2
$
354
$
632
$
—
$
3
Interest cost
1,317
1,094
2
10
2,677
2,184
11
21
Expected return on plan assets
(2,012)
(2,093)
—
—
(4,097)
(4,175)
—
—
Actuarial loss amortization
248
857
(23)
—
505
1,712
(47)
—
Prior service cost amortization
2
3
(9)
—
5
5
(8)
—
Net periodic benefit (income)

cost
$
(271)
$
177
$
(22)
$
12
$
(556)
$
358
$
(44)
$
24
Employer Contributions
As of June 30, 2022, $
1.7

million and $
0.1

million of contributions have been made to the Company’s

U.S. and foreign pension
plans and its other postretirement benefit plans, respectively.

Taking into consideration

current minimum cash contribution
requirements, the Company currently expects to make full year cash contributions of approximately $
6.6

million to its U.S. and
foreign pension plans and approximately $
0.2

million to its other postretirement benefit plans in 2022
.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
16
Note 10 – Other (Expense) Income, Net
The components of other (expense) income, net, for the three and six months ended June

30, 2022 and 2021 are as follows:
Three Months Ended Six Months Ended
June 30,

June 30,

2022 2021 2022 2021
Income from third party license fees $
249
$
373
$
653
$
712
Foreign exchange losses, net
(2,026)
(838)
(3,931)
(2,316)
(Loss) gain on disposals of property,

plant, equipment and other
assets, net
(38)
(54)
(15)
5,356
Non-income tax refunds and other related (expense) credits
(417)
14,295
(1,739)
14,392
Pension and postretirement benefit income,

non-service components
475
129
954
253
Loss on extinguishment of debt
(6,763)
—
(6,763)
—
Other non-operating income, net
121
105
236
300
Total other (expense)

income, net
$
(8,399)
$
14,010
$
(10,605)
$
18,697
Non-income tax refunds and other related (expense) credits during the three and six months ended June 30, 2022, includes
adjustments to Combination-related indemnification assets associated with the settlement of certain income tax audits at certain of the
Company’s Italian and German

affiliates for tax periods prior to August 1, 2019.

See Note 11 of Notes to Condensed Consolidated
Financial Statements.

During the second quarter of 2022, the Company recorded a loss on extinguishment of debt of approximately
$
6.8

million which includes the write-off of certain previously unamortized deferred financing costs as well as a portion of the third
party and creditor debt issuance costs incurred to execute an amendment to the Company’s primary credit facility.

See Note 14 of
Notes to the Condensed Consolidated Financial Statements.
Loss (gain) on disposals of property,

plant, equipment and other assets, net, during the six months ended June 30, 2021,

includes a
gain on the sale of certain held-for-sale real property assets related to the Combination.
Note 11 – Income Taxes

and Uncertain Income Tax

Positions
The Company’s effective

tax rates for the three and six months ended June 30, 2022 were
8.1
% and
10.9
%, respectively,
compared to
32.2
% and
28.4
% for the three and six months ended June 30, 2021, respectively.

The Company’s effective

tax rate for
the six months ended June 30, 2022 was largely driven by

state tax benefits, changes in the valuation allowance for foreign tax credits due to recently issued legislative guidance,

the impact of audit settlements reached with German and Italian tax authorities, a deferred tax benefit associated with an intercompany asset transfer,

a reduction in reserves for uncertain tax positions relating to management fees, withholding taxes for increased forecasted dividends and the effects of lower pre-tax earnings and the mix of such earnings.

In
addition, the Company incurred higher tax expense during the three and six months ended

June 30, 2022 at one of its subsidiaries as it
accrued taxes at a statutory tax rate of
25
% while it awaits recertification of a concessionary
15
% tax rate, which was available to the
Company during all of 2021.

Comparatively,

the prior year effective tax rates were largely impacted

by the sale of a subsidiary which
included certain held-for-sale real property assets related to the Combination

,

changes in foreign tax credit valuation allowances, tax
law changes in a foreign jurisdiction and the income tax impacts of certain non-income tax credits recorded by the Company’s
Brazilian subsidiaries.
As of December 31, 2021, the Company had a deferred tax liability of $
8.4

million on certain undistributed foreign earnings,
which primarily represents the Company’s

estimate of non-U.S. income taxes the Company will incur to ultimately remit certain earnings to the U.S.

As of June 30, 2022 this deferred tax liability balance was $
7.4

million.

As of June 30, 2022, the Company’s
cumulative liability for gross unrecognized tax benefits was $
17.8

million, a decrease of approximately $
4.7

million from the
cumulative liability accrued as of December 31, 2021.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
17
The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on
income before equity in net income of associated companies in its Condensed

Consolidated Statements of Income.

The Company
recognized a benefit for interest of less than $
0.1

million and $
0.3

million and an expense of less than of $
0.1

million and a benefit of
$
1.5

million for penalties in its Condensed Consolidated Statement of Income for

the three and six months ended June 30, 2022,
respectively, and recognized

an expense for interest of approximately $
0.2

million and $
0.2

million and a benefit of less than $
0.1
million and $
0.2

million for penalties in its Condensed Consolidated Statement of Income for

the three and six months ended June 30,
2021, respectively.

As of June 30, 2022, the Company had accrued $
2.6

million for cumulative interest and $
1.5

million for
cumulative penalties in its Condensed Consolidated Balance Sheets, compared to $
3.1

million for cumulative interest and $
3.1

million
for cumulative penalties accrued at December 31, 2021.
During the six months ended June 30, 2022 and 2021, the Company recognized decreases of $
3.5

million and $
0.8

million,
respectively,

in its cumulative liability for gross unrecognized tax benefits due to the settlement of income tax audits with both the
Italian and German tax authorities, as well as the expiration of the applicable statutes of limitations for certain tax years.
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
2007
, Brazil from
2011
,
Germany from
2015
, the Netherlands and Mexico from
2016
, Canada, China, Spain and the U.S. from
2017
, the United Kingdom
from
2018
, India from fiscal year beginning April 1, 2017 and ending March 31,
2018
, and various U.S. state tax jurisdictions from
2011
.

As previously reported, the Italian tax authorities have assessed additional tax due from the Company’s subsidiary, Quaker Italia
S.r.l., relating to the tax years 2007 through 2015. The Company has filed for competent authority relief from these assessments under the Mutual Agreement Procedures (“MAP”) of the Organization for Economic Co-Operation and Development for all years except
2007. In 2020, the respective tax authorities in Italy, Spain and the Netherlands reached agreement with respect to the MAP proceedings which the Company had accepted.

As of June 30, 2022, the Company received $
1.6

million in refunds from the
Netherlands and Spain.

In February 2022, the Company received a settlement notice from the Italian taxing authorities confirming the
amount due of $
2.6

million, having granted the Company’s request

to utilize its remaining net operating losses to partially offset the
liability.

As of June 30, 2022, the Company has paid the full settlement amount, of which approximately

$
0.1

million may be
refundable.

Houghton Italia, S.r.l is also involved

in a corporate income tax audit with the Italian tax authorities covering tax years
2014
through
2018
.

During the fourth quarter of 2021, the Company settled a portion of the Houghton Italia,

S.r.l. corporate income tax
audit with the Italian tax authorities for the tax years 2014 and 2015.

During the six months ended June 30, 2022, the Company
settled tax years 2016 through 2018 for a total of $
2.1

million.

In total, the Company has now settled all years 2014 through 2018 for
$
3.7

million.

Accordingly, the Company has

released all reserves relating to this audit for the settled tax years.

As a result of the
settlement and reserve release the Company recognized a net benefit to the tax provision of $
2.0

million during the first six months of
2022.

The Company has an indemnification receivable of $
3.6

million in connection with its claim against the former owners of
Houghton for any pre-Combination tax liabilities arising from this matter.
As previously reported, Houghton Deutschland GmbH is also under audit by the German tax authorities for the tax years
2015
through
2017
.

In the second quarter of 2022 the Company settled the corporate tax audit for the tax years 2015-2017 with the German
tax authorities for a total of $
0.1

million.

The Company has an indemnification receivable of $
0.3

million in connection with its claim
against the former owners of Houghton for any pre-Combination tax liabilities arising from this matter.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
18
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations for the three and six months ended June 30, 2022 and 2021:
Three Months Ended

Six Months Ended
June 30,

June 30,

2022 2021 2022 2021
Basic earnings per common share

Net income attributable to Quaker Chemical Corporation
$
14,343
$
33,570
$
34,159
$
72,185
Less: income allocated to participating securities

(58)

(134)

(136)

(287)
Net income available to common shareholders
$
14,285
$
33,436
$
34,023
$
71,898
Basic weighted average common shares outstanding
17,834,329
17,802,366
17,830,218
17,793,915
Basic earnings per common share
$
0.80
$
1.88
$
1.91
$
4.04
Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation
$
14,343
$
33,570
$
34,159
$
72,185
Less: income allocated to participating securities
(58)

(134)

(136)

(287)
Net income available to common shareholders
$
14,285
$
33,436
$
34,023
$
71,898
Basic weighted average common shares outstanding
17,834,329
17,802,366
17,830,218
17,793,915
Effect of dilutive securities
7,048
47,155
17,186
52,095
Diluted weighted average common shares outstanding
17,841,377
17,849,521
17,847,404
17,846,010
Diluted earnings per common share
$
0.80
$
1.88
$
1.91
$
4.03
Certain stock options, restricted stock units and PSUs are not included in the diluted earnings per share calculation when the
effect would have been anti-dilutive.

The calculated amount of anti-diluted shares not included were
33,039

and
24,731

for the three
and six months ended June 30, 2022, respectively,

and
6,793

and
2,952

for the three and six months ended June 30, 2021, respectively.
Note 13 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2022 were as follows:
Global
Specialty
Americas EMEA Asia/Pacific Businesses Total
Balance as of December 31, 2021 $
214,023
$
135,520
$
162,458
$
119,193

$
631,194
Goodwill additions
1,752
—
—
32
1,784
Currency translation adjustments

237
(9,969)
(8,185)
(4,894)
(22,811)
Balance as of June 30, 2022 $
216,012
$
125,551
$
154,273
$
114,331

$
610,167
Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of June 30, 2022 and December 31,
2021 were as follows:
Gross Carrying Accumulated
Amount Amortization
2022 2021 2022 2021
Customer lists and rights to sell $
828,690

$
853,122

$
167,145

$
147,858
Trademarks, formulations and product

technology

156,262

163,974

41,640

38,747
Other

6,269

6,309

5,933

5,900
Total definite-lived

intangible assets
$
991,221

$
1,023,405

$
214,718

$
192,505
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives.

The Company recorded
$
14.7

million and $
29.2

million of amortization expense for the three and six months ended June

30, 2022, respectively.

Comparatively,

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
For the year ended December 31, 2022 $
57,515
For the year ended December 31, 2023
57,349
For the year ended December 31, 2024
56,760
For the year ended December 31, 2025
55,970
For the year ended December 31, 2026
55,752
For the year ended December 31, 2027 and beyond
522,946
The Company had four indefinite-lived intangible assets totaling

$
186.1

million as of June 30, 2022, including $
185.0

million of
indefinite-lived intangible assets for trademarks and tradename associated with the Combination.

Comparatively, the Company had
four indefinite-lived intangible assets for trademarks and tradename totaling $
196.9

million as of December 31, 2021.
The Company completes its annual goodwill and indefinite-lived intangible asset impairment test during the fourth quarter of
each year, or more frequently if triggering

events indicate a possible impairment.

The Company continually evaluates financial
performance, economic conditions and other relevant developments in assessing if a triggering event indicates that it is more likely than not that the carrying value of any of the Company’s

reporting units or indefinite-lived or long-lived assets is not recoverable.

The
Company continues to monitor various financial, economic and geopolitical conditions impacting the Company,

including the Russia-
Ukraine war and the Company’s decision

to cease operations in Russia, raw material, supply chain, and logistics cost escalation,

and
rising interest rates and cost of capital among other factors.

The Company concluded that these and other factors which have and continue to impact the Company did not represent a triggering event as of June 30, 2022.

The Company continues to take action to
offset these headwinds including, but not limited to, implementing selling price increases aimed at offsetting raw material costs and ongoing inflationary pressures.

However, if the Company is unable to successfully

implement these actions and future or projected
financial performance declines, then it is possible any of these financial, economic or geopolitical conditions could represent a
triggering event in the future and could lead to a potential impairment of the

Company’s reporting unit goodwill

or other indefinite-
lived or long-lived assets.
Note 14 – Debt

Debt as of June 30, 2022 and December 31, 2021 includes the following:
As of June 30, 2022 As of December 31, 2021
Interest
Outstanding

Interest
Outstanding

Rate Balance Rate Balance
Credit Facilities:
Original Revolver
—
$
—
1.62%
$
211,955
Original U.S. Term

Loan
—
—
1.65%
540,000
Original Euro Term

Loan
—
—
1.50%
137,616
Amended Revolver
3.05%
228,658
—
—
Amended U.S. Term

Loan
3.08%
600,000
—
—
Amended Euro Term

Loan
1.50%
148,917
—
—
Industrial development bonds
5.26%
10,000
5.26%
10,000
Bank lines of credit and other debt obligations
Various
1,495
Various
1,777
Total debt
$
989,070
$
901,348
Less: debt issuance costs
(2,216)
(8,001)
Less: short-term and current portion of long-term debts
(14,485)
(56,935)
Total long-term debt
$
972,369
$
836,412
Credit facilities
The Company, its wholly

owned subsidiary,

Quaker Chemical B.V.,

as borrowers, Bank of America, N.A., as administrative
agent, U.S. Dollar swing line lender and letter of credit issuer,

and the other lenders party thereto, entered into a credit agreement on
August 1, 2019, as amended (the “Original Credit Facility”).

The Original Credit Facility was comprised of a $
400.0

million
multicurrency revolver (the “Original Revolver”), a $
600.0

million term loan (the “Original U.S. Term

Loan”), each with the
Company as borrower, and a $
150.0

million (as of August 1, 2019) Euro equivalent term loan (the “Original Euro Term

Loan”) with
Quaker Chemical B.V.,

a Dutch subsidiary of the Company as borrower,

each with a five-year term, maturing in
August 2024
.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
20
During June 2022, the Company,

and its wholly owned subsidiary,

Quaker Houghton B.V.,

as borrowers, Bank of America, N.A.,
as administrative agent, U.S. Dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active
Company, as Euro

Swing Line Lender, certain guarantors and other lenders

entered into an amendment to the Original Credit Facility
(the “Amended Credit Facility”). The Amended Credit Facility established

(A) a new $
150.0

million Euro equivalent senior secured
term loan (the “Amended Euro Term

Loan”), (B) a new $
600.0

million senior secured term loan (the “Amended U.S. Term

Loan”),
and (C) a new $
500.0

million senior secured revolving credit facility (the “Amended Revolver”).

The Company has the right to
increase the amount of the Amended Credit Facility by an aggregate amount not to exceed the greater of $
300.0

million or
100
% of
Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such
increase).

In addition, the Amended Credit Facility also:

(i) eliminated

the requirement that material foreign subsidiaries must guaranty the Original Euro

Term Loan;

(ii) replaced

the U.S. Dollar borrowings reference rate from LIBOR to SOFR;

(iii) extended the maturity date of the Original Credit Facility from August 2024 to June 2027;

and
(iv) effected certain other changes to the Original Credit

Facility as set forth in the Amended Credit Facility.

The Company used the proceeds of the Amended Credit Facility to repay all outstanding loans under the Original Credit Facility,
unpaid accrued interest and fees on the closing date under the Original

Credit Facility and certain expenses and fees.

U.S. Dollar-
denominated borrowings under the Amended Credit Facility bear interest, at the Company’s election, at

the base rate or term SOFR
plus an applicable rate ranging from
1.00
% to
1.75
% for term SOFR loans and from
0.00
% to
0.75
% for base rate loans, depending
upon the Company’s consolidated

net leverage ratio.

Loans based on term SOFR also include a spread adjustment equal to
0.10
% per
annum.

Borrowings under the Amended Credit Facility denominated in currencies other than U.S. Dollars bear interest at the
alternative currency term rate plus the applicable rate ranging from
1.00
% to
1.75
%.
The Amended Credit Facility contains affirmative

and negative covenants, financial covenants and events of default, including without limitation restrictions on (a) the incurrence of additional indebtedness;

(b) investments in and acquisitions of other businesses,
lines of business and divisions; (c) the making of dividends or capital stock purchases;

and (d) dispositions of assets.

Dividends and
share repurchases are permitted in annual amounts not exceeding the greater of $
75

million annually and
25
% of consolidated
EBITDA if there is no default.

All restricted payments may be made if there is no default and if the consolidated net leverage ratio is
less than
2.50

to
1.00
.
Financial covenants contained in the Amended Credit Facility include a consolidated interest coverage ratio test and a
consolidated net leverage ratio test.

The consolidated net leverage ratio at the end of a quarter may not be greater than
4.00

to
1.00
,
subject to a permitted increase during a four-quarter

period after certain acquisitions.

The Company has the option of replacing the
consolidated net leverage ratio test with a consolidated senior net leverage ratio test if the Company issues certain types of unsecured
notes, subject to certain limitations.

Events of default in the Amended Credit Facility include without limitation defaults for non-
payment, breach of representations and warranties, non-performance of covenants, cross-defaults, insolvency,

and a change of control
in certain circumstances.

The occurrence of an event of default under the Amended Credit Facility could result in all loans and other
obligations becoming immediately due and payable and the Amended

Credit Facility being terminated.

As of June 30, 2022, the
Company was in compliance with all of the Amended Credit Facility covenants.
The weighted average variable interest rate incurred on the outstanding borrowings under the Original Credit Facility and the
Amended Credit Facility during the six months ended June 30,

2022 was approximately
2.0
%. As of June 30, 2022, the interest rate on
the outstanding borrowings under the Amended Credit Facility was approximately
2.8
%.

In addition to paying interest on outstanding
principal under the Original Credit Facility,

the Company was required to pay a commitment fee ranging from
0.2
% to
0.3
%
depending on the Company’s consolidated

net leverage ratio under the Original Revolver in respect of the unutilized commitments thereunder.

As part of the Amended Credit Facility,

the Company is required to pay a commitment fee ranging from
0.150
% to
0.275
% related to unutilized commitments under the Amended Revolver,

depending on the Company’s

consolidated net leverage
ratio.

The Company had unused capacity under the Amended Revolver of approximately $
268

million, net of bank letters of credit of
approximately $
4

million, as of June 30, 2022.
The Company previously capitalized $
23.7

million of certain third-party debt issuance costs in connection with executing the
Original Credit Facility.

Approximately $
15.5

million of the capitalized costs were attributed to the Original Term

Loans and
recorded as a direct reduction of Long-term debt on the Condensed

Consolidated Balance Sheet.

Approximately $
8.3

million of the
capitalized costs were attributed to the Original Revolver and recorded within Other assets on the Condensed Consolidated Balance
Sheet.

These capitalized costs were being amortized into Interest expense over the
five year

term of the Original Credit Facility.

As
of December 31, 2021, the Company had $
8.0

million of debt issuance costs recorded as a reduction of Long-term debt attributable to
the Original Credit Facility.

As of December 31, 2021, the Company had $
4.3

million of debt issuance costs recorded within Other

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
21
assets attributable to the Original Credit Facility.

Prior to executing the Amended Credit Facility,

the Company had $
6.6

million of
debt issuance costs recorded as a reduction of Long-term debt attributable to the Original Credit Facility and $
3.5

million of debt
issuance costs recorded within Other assets attributable to the Original

Credit Facility.
In connection with executing the Amended Credit Facility,

the Company recorded a loss on extinguishment of debt of
approximately $
6.8

million which includes the write-off of certain previously

unamortized deferred financing costs as well as a
portion of the third-party and creditor debt issuance costs incurred to execute the Amended Credit Facility.

Also in connection with
executing the Amended Credit Facility,

during the second quarter of 2022, the Company capitalized $
2.2

million of certain third-party
and creditor debt issuance costs.

Approximately $
0.7

million of the capitalized costs were attributed to the Amended Euro Term

Loan
and Amended U.S. Term

Loan.

These costs were recorded as a direct reduction of Long-term debt on the

Condensed Consolidated
Balance Sheet.

Approximately $
1.5

million of the capitalized costs were attributed to the Amended Revolver and recorded within
Other assets on the Condensed Consolidated Balance Sheet.

These capitalized costs, as well as the previously capitalized costs that were not written off will collectively be amortized into Interest expense over the five-year term of the Amended Credit Facility.

As of
June 30, 2022, the Company had $
2.2

million of debt issuance costs recorded as a reduction of Long-term debt on the Condensed
Consolidated Balance Sheet and $
4.8

million of debt issuance costs recorded within Other assets on the Condensed Consolidated
Balance Sheet.

The Original Credit Facility required the Company to fix its variable interest rates on at least
20
% of its total Original Term
Loans.

In order to satisfy this requirement as well as to manage the Company’s exposure to variable interest rate risk associated with
the Original Credit Facility,

in November 2019, the Company entered into $
170.0

million notional amounts of three-year interest rate
swaps at a base rate of
1.64
% plus an applicable margin as provided in the Original Credit Facility,

based on the Company’s
consolidated net leverage ratio.

At the time the Company entered into the swaps, and as of June 30, 2022,

the aggregate interest rate
on the swaps, including the fixed base rate plus an applicable margin,

was
3.1
%.

The Amended Credit Facility does not require the
Company to fix variable interest rates on any portion of its borrowings.

As of June 30, 2022, the Company has not amended its
current interest rate swaps.

See Note 17 of Notes to Condensed Consolidated Financial Statements.

Industrial development bonds
As of June 30, 2022 and December 31, 2021, the Company had fixed rate,

industrial development authority bonds totaling $
10.0
million in principal amount due in
2028
.

These bonds have similar covenants to the Amended Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discount ing facilities in certain foreign subsidiaries, which are not collateralized.

The Company’s other debt obligations

primarily consist of certain domestic and foreign low interest rate or interest-
free municipality-related loans, local credit facilities of certain foreign subsidiaries and capital lease obligations.

Total unused
capacity under these arrangements as of June 30, 2022 was approximately

$
28

million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of June 30, 2022 were approximately $5 million.
The Company incurred the following debt related expenses included within Interest expense, net, in the Condensed Consolidated
Statements of Income:
Three Months Ended Six Months Ended
June 30,

June 30,

2022 2021 2022 2021
Interest expense $
6,134
$
4,813
$
10,880
$
9,463
Amortization of debt issuance costs
1,049
1,188
2,236
2,375
Total $
7,183
$
6,001
$
13,116
$
11,838
Based on the variable interest rates associated with the Amended

Credit Facility, as of June 30,

2022 and the Original Credit
Facility as of December 31, 2021, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
22
On June 30, 2022, annual maturities on the Amended Credit Facility in the next five fiscal years (excluding the reduction to
long-term debt attributed to capitalized and unamortized debt issuance costs)

are as follows:

`
June 30,
2022
For the remainder of 2022 $
4,681
For the year ended December 31, 2023
18,723
For the year ended December 31, 2024
23,404
For the year ended December 31, 2025
37,446
For the year ended December 31, 2026
37,446
For the year ended December 31, 2027
855,875
Total payments $
977,575
Note 15 – Accumulated Other Comprehensive Income
The following tables show the reclassifications from and resulting balances of accumulated other comprehensive income
(“AOCI”) for the three and six months ended June 30, 2022 and 2021:
Defined Unrealized
Currency Benefit Gain (Loss) in
Translation Pension Available-for- Derivative
Adjustments Plans Sale Securities Instruments Total
Balance at March 31, 2022 $
(56,710)
$
(12,676)
$
(603)
$
(272)
$
(70,261)
Other comprehensive (loss) income before

reclassifications
(76,400)
1,650
(1,043)
747
(75,046)
Amounts reclassified from AOCI
—
218
325
—
543
Related tax amounts
—
(461)
151
(172)
(482)
Balance at June 30, 2022 $
(133,110)
$
(11,269)
$
(1,170)
$
303
$
(145,246)
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
(83,267)
2,082
(2,320)
2,175
(81,330)
Amounts reclassified from AOCI
—
447
336
—
783
Related tax amounts
—
(626)
417
(500)
(709)
Balance at June 30, 2022 $
(133,110)
$
(11,269)
$
(1,170)
$
303
$
(145,246)
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

Measurements at June 30, 2022
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance $
2,112
$
—
$
2,112
$
—
Total $
2,112
$
—
$
2,112
$
—
Fair Value

Measurements at December 31, 2021
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance

$
2,533
$
—
$
2,533
$
—
Total $
2,533
$
—
$
2,533
$
—
The fair values of Company-owned life insurance assets are based on quotes for like instruments with similar credit ratings and
terms.

The Company did not hold any Level 3 investments as of June 30, 2022 or

December 31, 2021, respectively,

so related
disclosures have not been included.
Note 17 – Hedging Activities
In order to satisfy certain requirements of the Original Credit Facility as well as to manage the Company’s exposure to variable
interest rate risk associated with the Original Credit Facility,

in November 2019, the Company entered into $
170.0

million notional
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
In June 2022, the Company amended the Original Credit Facility.

See Note 14 of Notes to the Condensed Consolidated Financial
Statements.

The Amended Credit Facility does not require the Company to fix variable interest rates on any portion of its borrowings.
The balance sheet classification and fair values of the Company’s derivative instruments, which are Level 2 measurements, are as follows:

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
24
Fair Value
Condensed Consolidated
June 30,

December 31,
Balance Sheet Location 2022 2021
Derivatives designated as cash flow hedges:
Interest rate swaps Prepaid expenses and other current assets
$
394
$
—
Other accrued liabilities
—
1,782
$ 394 $
1,782
The following table presents the net unrealized (gain) loss deferred to AOCI:
June 30,

December 31,
2022 2021
Derivatives designated as cash flow hedges:
Interest rate swaps AOCI $
(303)
$
1,372
$
(303)
$
1,372
The following table presents the net loss reclassified from AOCI to earnings:
Three Months Ended Six Months Ended
June 30,

June 30,

2022 2021 2022 2021
Amount and location of expense reclassified
from AOCI into expense (effective portion) Interest expense, net $
(378)
$
(659)
$
(1,015)
$
(1,302)
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
Note 18 – Commitments and Contingencies
The Company previously disclosed in its 2021 Form 10-K that AC Products, Inc.

(“ACP”), a wholly owned subsidiary,

in 2007,
agreed to operate two groundwater treatment systems, so as to hydraulically contain groundwater contamination emanating from
ACP’s site until such time as the concentrations

of contaminants are below the current Federal maximum contaminant level for four
consecutive quarterly sampling events. In 2014, ACP ceased operation at one of its two groundwater treatment systems, as it had met the above condition for closure. As of June 30, 2022, ACP continues to operate the second groundwater treatment system, while the
Company discusses with the relevant authorities whether the second groundwater treatment system meets the conditions for closure.

In addition, the Santa Ana Regional Water

Quality Control Board requested that ACP conduct additional indoor and outdoor soil
vapor testing on and near the ACP site to confirm that ACP continues to meet the applicable local soil vapor standards.

As of June 30,
2022, ACP performed such testing and is awaiting the review of the results from the Santa Ana Regional Water

Quality Control
Board.
As of June 30, 2022, the Company believes that the range of potential-known liabilities associated with the balance of the ACP
water remediation program is approximately $
0.1

million to $
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

During the three and six months ended June 30, 2022, there have been no significant changes to
the facts or circumstances of this previously disclosed matter,

aside from on-going claims and routine payments associated with this litigation.

Based on a continued analysis of the existing and anticipated future claims against this subsidiary,

it is currently projected
that the subsidiary’s total liability over

the next 50 years for these claims is approximately $
0.3

million (excluding costs of defense).
The Company previously disclosed in its 2021 Form 10-K that it is party to certain environmental matters related to certain
domestic and foreign properties.

These environmental matters primarily require the Company

to perform long-term monitoring and
maintenance at each of the applicable sites.

During the three and six months ended June 30, 2022, there have been no significant changes to the facts or circumstances of these previously disclosed matters,

aside from on-going monitoring and maintenance
activities and routine payments associated with each of the sites.

The Company continually evaluates its obligations related to such

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
25
matters, and based on historical costs incurred and projected costs to be incurred over the next approximately 30 years, has estimated
the range of costs for all of these environmental matters, on a discounted basis, to be between approximately $
5.0

million and $
6.0
million as of June 30, 2022, for which $
5.5

million was accrued within other accrued liabilities and other non-current liabilities on the
Company’s Condensed Consolidated

Balance Sheet as of June 30, 2022.

Comparatively, as of December

31, 2021, the Company had
$
5.6

million accrued for with respect to these matters.
Although there can be no assurance regarding the outcome of other unrelated environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental problems for which it is aware, and has accrued $
0.4

million
as of both June 30, 2022 and December 31, 2021, respectively,

to provide for such anticipated future environmental assessments and remediation costs.

The Company previously disclosed in its 2021 Form 10-K that during the first six months of 2021, one of the Company’s
Brazilian subsidiaries received a notice that it had prevailed on an existing legal claim in regard to certain non-income (indirect) taxes that had been previously charged and paid.

The matter specifically related to companies’ rights to exclude the state tax on goods circulation (a valued-added-tax or VAT

equivalent, known in Brazil as “ICMS”) from the calculation of certain additional indirect taxes (specifically the program of social integration (“PIS”) and contribution for the financing of social security (“COFINS”)) levied
by the Brazilian States on the sale of goods.

In May 2021, the Brazilian Supreme Court concluded that ICMS should not be included
in the tax base of PIS and COFINS, and confirmed the methodology for calculating the

PIS and COFINS tax credit claims to which
taxpayers are entitled.

The Company’s Brazilian entities had previously

filed legal or administrative disputes on this matter and are entitled to receive tax credits and interest dating back five years preceding the date of their legal claims.

As a result of these court
rulings in the first six months of 2021, the Company recognized non-income tax credits of
67.0

million BRL or approximately $
13.3
million, which includes approximately $
8.4

million for the PIS and COFINS tax credits as well as interest on these tax credits of $
4.9
million.

The tax credits to which the Company’s

Brazilian subsidiaries are entitled are claimable once registered with the Brazilian tax authorities which the Company subsequently completed.

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

The Company responded to the subject matters of the
indemnification claim and during the first quarter of 2022, the matter was resolved consistent with the Company’s

expectations and
position that there were no amounts owed by the Company.

The Company previously disclosed in its 2021 Form 10-K that two of the Company’s locations suffered property damages as a
result of flooding and fire, respectively.

The Company maintains property insurance for all of its facilities globally.

During the six
months ended June 30, 2022, there have been no significant changes to the facts or circumstances of these previously disclosed
matters, aside from the on-going restoration of both sites.

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
0.9

million as of June 30, 2022.
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

The term the
“Combination” refers to the legacy Quaker combination with Houghton

International, Inc. (“Houghton”) on August 1, 2019.
Executive Summary
Quaker Houghton is the global leader in industrial process fluids.

With a presence around the world, including operations

in over
25 countries, our customers include thousands of the world’s most advanced and specialized steel, aluminum, automotive, aerospace, offshore, container,

mining, and metalworking companies.

Our high-performing, innovative and sustainable solutions are backed by
best-in-class technology,

deep process knowledge, and customized services.

Quaker Houghton is headquartered in Conshohocken,
Pennsylvania, located near Philadelphia in the U.S.
Overall, the Company’s second

quarter of 2022 performance reflected continued progress navigating through a myriad of
financial, economic and geopolitical headwinds, including persistent and significant raw material cost escalation and overall
inflationary pressures, supply chain and logistics challenges,

production and distribution disruptions due to COVID-19 related actions in China, the direct and indirect impacts of the ongoing war in Ukraine and foreign currency volatility.

Despite these challenges, net
sales in the second quarter of 2022 were a record $492.4 million, representing an increase of approximately 13% compared to $435.3
million in the second quarter of 2021.

This was primarily driven by an increase in selling price and product mix of approximately
22% and additional net sales from acquisitions of 1%, partially offset by a decline in organic sales volumes of 4% and the unfavorable impact from foreign currency translation of 6%.

The increase in selling price and product mix is primarily the result of strategic price
increases implemented to help offset the ongoing inflationary pressures that began during 2021 and have continued into 2022.

The
decline in organic sales volumes was primarily attributable

to COVID-19 related disruptions in China, the wind-down of the tolling agreement for products previously divested related to the Combination,

the impact of the war in Ukraine and the Company’s

ongoing
value-based pricing initiatives.
The Company generated net income in the second quarter of 2022 of $14.3 million, or $0.80 per diluted share, compared to net
income of $33.6 million, or $1.88 per diluted share in the second quarter of

2021.

Excluding non-recurring and non-core items in each
period, the Company’s second

quarter of 2022 non-GAAP earnings per diluted share were $1.32 compared to $1.82 in the prior year
quarter and the Company’s current

quarter adjusted EBITDA was $58.5 million compared to $70.1 million in the second quarter of
2021.

These results were primarily driven by lower gross margins in the current quarter due to a significant increase in raw material and other input costs as well as the direct and indirect impacts of global supply chain disruptions, the unfavorable impact of foreign
currency, and to a lesser extent,

by higher selling, general and administrative expenses (“SG&A”).

See the Non-GAAP Measures
section of this Item below,

as well as other items discussed in the Company’s

Consolidated Operations Review in the Operations
section of this Item, below.
The Company’s second quarter

of 2022 operating performance in each of its four reportable segments: (i) Americas;

(ii) Europe,
Middle East and Africa (“EMEA”); (iii) Asia/Pacific; and (iv) Global Specialty

Businesses, reflect similar drivers to that of its
consolidated performance as each of the Company’s

reportable segments net sales benefitted year-over-year from double-digit increases in selling price and product mix and additional net sales from acquisitions, while those increases in net sales for most
segments were partially offset by lower organic

sales volumes and the unfavorable impact of foreign currency translation.

Organic
volumes for the Global Speciality Businesses increased in the second quarter of 2022 compared to the prior year quarter due to strong demand for this segment’s products

.

Operating earnings for the Global Specialty Businesses and Americas increased compared to the
prior year quarter, whereas operating earnings

for Asia/Pacific and EMEA declined, due to the persistent and significant inflationary
pressures on raw materials and other costs, the impact of COVID-19 disruptions in China, and the negative impact of foreign currency
translation, partially offset by continued price

realization.

Sequentially, operating earnings increased

in Global Speciality Businesses
and the Americas driven by higher selling prices, and was relatively consistent in Asia/Pacific.

Operating margins for the three
aforementioned segments increased sequentially,

as price realization was able to help offset the inflationary pressures on each of the
segment’s gross margins.

Additional details of each segment’s operating performance

are further discussed in the Company’s
Reportable Segments Review,

in the Operations section of this Item, below.

Quaker Chemical Corporation
Management’s Discussion and Analysis

The Company had a net operating cash outflow of $8.4 million in the first six months of 2022 as compared to a net operating cash
outflow of $9.6 million in the first six months of 2021.

The net operating cash outflow in both periods reflects a significant working capital investment primarily related to higher accounts receivable due to the increase in net sales as well as higher inventory due
primarily to the rising cost of raw materials and to a lesser extent a build in certain inventory stock in response to global supply chain
and logistics challenges.

The key drivers of the Company’s operating

cash flow and working capital are further discussed in the
Company’s Liquidity and Capital

Resources section of this Item, below.
Overall, the Company delivered another quarter of strong net sales growth,

driven by strong price realization and above market
growth.

The expected decline in earnings was primarily driven by ongoing inflationary pressures, COVID-19 disruptions in China,
unfavorable currency translation, geopolitical issues and other disruptions that impacted our customers and end markets.
Notwithstanding, we delivered double-digit year-over-year

increases in selling price and largely stabilized the Company’s gross
margins on a sequential basis despite continued increases

in our costs.

Looking at the remainder of 2022, the Company’s

focus
remains on executing on items within its control.

The Company is encouraged by the momentum in its business and resilience of its end markets, with some regional differences.

The Company continues to work with its customers to get the needed pricing to offset
the persistent inflationary pressures on its margin while

also exhibiting continued cost controls.

Despite significant uncertainty
caused by several macroeconomic factors, the Company

continues to expect to deliver sequential gross margin expansion and earnings
growth in the second half of 2022.
On-going impact of COVID-19
The global outbreak of COVID-19 in March of 2020 has negatively impacted all locations where the Company does business.

Although the Company has now operated in this COVID-19 environment for more than two years, the full extent of the outbreak and related business impacts continue to remain uncertain and volatile, and therefore the full extent to which COVID-19 may impact the
Company’s future results of operations

or financial condition is uncertain.

This outbreak has significantly disrupted the operations of
the Company and those of its suppliers and customers and, at times during the pandemic, the Company has experienced volume
declines as compared to pre-COVID-19 levels.

Management continues to monitor the impact that the COVID-19 pandemic is having on the Company,

the overall specialty chemical industry and the economies and markets in which the Company operates.

The
prolonged pandemic and resurgences of the outbreak

including as new variants continue to emerge, and continued restrictions on day-
to-day life and business operations such as recent restrictions in China as well as border controls or closures and transportation
disruptions may result in volume declines and lower net sales in future periods.

To the extent that the Company’s

customers and
suppliers are adversely impacted by COVID-19, this could reduce the availability, or result in delays,

of materials or supplies to or
from the Company, which

in turn could significantly interrupt the Company’s

business operations.

Given this ongoing uncertainty,
the Company cautions that its future results of operations could be significantly and adversely impacted by COVID-19.

While the
circumstances have presented and are expected to continue to present challenges and have necessitated additional time and resources
to be deployed to sufficiently address the challenges

brought on by the pandemic at this time, Management does not believe that
COVID-19 has had a material impact on its financial reporting processes, internal controls over financial reporting, or disclosure
controls and procedures.

The Company’s top priority

is to protect the health and safety of its employees and customers, while working to ensure business continuity to meet customers’ needs.

During the pandemic, the Company has taken incremental steps to protect the health and
wellbeing of its people in affected areas through various actions, including enabling work at home where needed and practicable, and
employing social distancing standards, implementing travel restrictions where applicable, enhancing onsite hygiene practices, and
instituting visitation restrictions at the Company’s

facilities.

The Company has not and does not expect that it will incur material expenses implementing these health and safety policies.

All of the Company’s more than 30 production

facilities worldwide are open
and operating and are deemed as essential businesses in the jurisdictions where they are operating.

The Company continues to expect
that the impacts from COVID-19 will gradually decline subject to the effective containment of the virus and its variants and successful
distribution and acceptance of the available vaccines and treatments; however,

the incidence of reported cases of COVID-19 or a
variant in several geographies where the Company has significant operations remains relatively high.

Differing government responses
to these reported cases continues to evolve and it therefore remains highly uncertain as to how long the global pandemic and related
economic challenges will last in each of the jurisdictions where the Company conducts business and when our customers’ businesses
will recover to pre-COVID-19 levels.

Though the Company was able to supply customers with value added solutions,

as a result of
the government-imposed quarantine and lockdown measures implemented at the end of March 2022 and continuing in effect until
early June 2022, the Company’s Shanghai,

China-based locations were significantly impacted.

The negative impact of those measures
on our operations and liquidity was experienced during the second quarter of 2022 and the ultimate impact will depend on how
quickly the Chinese economy recovers from the quarantine and lockdown measures that were temporarily implemented.

While the
actions the Company has taken to date to protect our workforce, to continue to serve our customers with excellence and to conserve
cash and reduce costs as applicable, have been effective thus far,

further actions to respond to the pandemic and its effects may be
necessary as conditions continue to evolve.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Impact of Political Conflicts

A significant portion of the Company’s

revenues and earnings are generated by non-U.S. operations.

This subjects the Company
to political and economic risks that could adversely affect the Company’s business, liquidity, financial

position and results of
operations.

The existence of military conflicts, for example the Russian invasion of Ukraine,

bring inherent risks such as the potential
for supply chain disruptions, increased costs of resources including oil, decreased trade activity and other consequences related to
economic or other sanctions.

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

The military
conflict between Russia and Ukraine has had a negative impact on the Company’s ability to sell to, ship products to collect payments
from, and support customers in certain regions based on trade restrictions,

embargoes and export control law restrictions, and

logistics
restrictions including closures of air space.

If this conflict continues or expands, it could increase the costs, risks and adverse impacts from these new challenges.

The Company and its customers and suppliers may also be the subject of increased cyber-attacks.

During the second quarter of 2022, the Company decided to cease its operations in Russia.

The Company’s operations

in the
conflict areas including Russia, Ukraine and Belarus historically represented less than 2% of the Company’s consolidated net

sales
and less than 1% of the Company’s

consolidated total assets.

The Company’s primary exposure

in the conflict areas related to
outstanding customer accounts receivable.

The Company is actively monitoring its outstanding Russian receivables for collections and has recorded incremental allowances

for doubtful accounts where warranted.
Liquidity and Capital Resources
At June 30, 2022, the Company had cash and cash equivalents of $202.3 million.

Total cash and cash equivalents

was $165.2
million at December 31, 2021.

The $37.2 million increase in cash and cash equivalents was the net result of $78.6 million of cash
provided by financing activities partially offset by $8.4 million of cash used in operating activities, $24.4 million of cash used in investing activities and $8.6 million negative impact due to the effect of foreign currency translation.
Net cash flows used in operating activities were $8.4 million in the first six months of 2022 compared to net cash flows used in
operating activities of $9.6 million in the first six months of 2021.

The net operating cash outflow in both periods reflects working capital investment primarily related to higher accounts receivable due to the increase in net sales and higher inventory due primarily to the rising cost of raw materials and to a lesser extent a build in certain inventory in response to global supply chain and logistics
challenges.

The slight improvement in operating cash flow year-over-year is a result of a lower working capital investment partially
offset by lower earnings in the first six months of 2022 compared to the first six months of 2021.
Net cash flows used in investing activities were $24.4 million in the first six months of 2022 compared to $21.7 million in the first six months of 2021.

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

Net cash flows provided by financing activities were $78.6 million in the first six months of 2022 compared to net cash flows
used in financing activities of $4.4 million in the first six months of 2021.

The increase in net cash flows was primarily related to an
increase in borrowings in the current year under the Company’s credit facility, which was amended

and extended, as further described
below, in the second

quarter of 2022.

In addition, the Company paid $14.9 million of cash dividends during the first six months of
2022, a $0.7 million or 5% increase in cash dividends compared to the prior year.

The Company, its wholly

owned subsidiary,

Quaker Chemical B.V.,

as borrowers, Bank of America, N.A., as administrative
agent, U.S. Dollar swing line lender and letter of credit issuer,

and the other lenders party thereto, entered into a credit agreement on
August 1, 2019, as amended (the “Original Credit Facility”).

During June 2022, the Company,

and its wholly owned subsidiary,
Quaker Houghton B.V.,

as borrowers, Bank of America, N.A., as administrative agent, U.S. Dollar swing line lender and letter of
credit issuer, Bank of America Europe

Designated Active Company,

as Euro Swing Line Lender, certain guarantors

and other lenders
entered into an amendment to the Original Credit Facility (the “Amended

Credit Facility”).

The Company used the proceeds of the
Amended Credit Facility to repay all outstanding loans under the Original

Credit Facility, as well as accrued interest

and fees, and to
terminate the revolving credit commitments under the Original Credit

Facility.

Quaker Chemical Corporation
Management’s Discussion and Analysis

The Company’s Amended Credit

Facility is comprised of a $500.0 million multicurrency revolver,

a $600.0 million term loan and
a $150.0 million (as of June 17, 2022) Euro equivalent term loan (collectively,

the “Amended Term Loans”)

with the Company and
Quaker Houghton B.V.,

as borrowers, each with a five-year term maturing in June 2027.

Subject to the consent of the Administrative
Agent and certain other conditions, the Company may designate additional borrowers. The Company has the right to increase the
amount of the Amended Credit Facility by an aggregate amount not to exceed the greater of (i) $300 million and (ii) 100% of
Consolidated EBITDA, subject to certain conditions, including the agreement to provide financing by any Lender providing any such increase. U.S. Dollar-denominated borrowings

under the Amended Credit Facility bear interest, at the Company’s election, at the base
rate or term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate ranging from 1.00% to 1.75% for term SOFR loans
and from 0.00% to 0.75% for base rate loans, depending upon the

Company’s consolidated net leverage

ratio.

Loans based on term
SOFR also include a spread adjustment equal to 0.10% per annum.

Borrowings under the Amended Credit Facility denominated in
currencies other than U.S. Dollars bear interest at the alternative currency term rate plus the applicable rate ranging from 1.00% to
1.75%. In addition to paying interest on outstanding principal under the Amended Credit Facility, the Company

is required to pay a
commitment fee ranging from 0.15% to 0.275% depending on the

Company’s consolidated net leverage

ratio to the Lenders under the
Amended Revolver in respect of the unutilized commitments thereunder.
The Amended Credit Facility contains affirmative

and negative covenants, financial covenants and events of default that are customary for agreements of this nature.

The Amended Credit Facility contains a number of customary business covenants,

including
without limitation restrictions on (a) the incurrence of additional indebtedness by the Company or certain of its subsidiaries, (b)
investments in and acquisitions of other businesses, lines of business and divisions by the Company or certain of its subsidiaries, (c)
the payment of dividends or capital stock purchases by the Company or certain of its subsidiaries and (d) dispositions of assets by the
Company or certain of its subsidiaries.

Dividends and share repurchases are permitted in annual amounts not exceeding the greater of
$75 million annually and 25% of Consolidated EBITDA if there is no default.

All restricted payments may be made if there is no
default and if the consolidated net leverage ratio is less than 2.50 to 1.00.

Financial covenants contained in the Amended Credit Facility include a consolidated interest coverage ratio test and a
consolidated net leverage ratio test.

The consolidated net leverage ratio at the end of a quarter may not be greater than 4.00 to 1.00,
subject to a permitted increase during a four quarter period after certain acquisitions.

The Company has the option of replacing the
consolidated net leverage ratio test with a consolidated senior net leverage ratio test if the Company issues certain types of unsecured
debt, subject to certain customary limitations. Customary events of default in the Amended Credit Facility include without limitation defaults for non-payment, breach of representations and warranties, non

-performance of covenants, cross-defaults, insolvency,

and a
change of control of the Company in certain circumstances.

The occurrence of an event of default under the Amended Credit Facility could result in all loans and other obligations becoming immediately due and payable and the Amended Credit Facility being
terminated.

The Original Credit Facility required the Company to fix its variable interest rates on at least 20% of its total Original Term
Loans.

In order to satisfy this requirement as well as to manage the Company’s exposure to variable interest rate risk associated with
the Original Credit Facility,

in November 2019, the Company entered into $170.0 million notional amounts of three year interest rate
swaps at a base rate of 1.64% plus an applicable margin as provided in the Original Credit Facility, based

on the Company’s
consolidated net leverage ratio.

At the time the Company entered into the swaps, and as of June 30, 2022,

the aggregate interest rate
on the swaps, including the fixed base rate plus an applicable margin,

was 3.1%.

The Amended Credit Facility does not require the
Company to fix variable interest rates on any portion of its borrowings.
The Company previously capitalized $23.7 million of certain third-party debt issuance costs in connection with the Original
Credit Facility.

Approximately $15.5 million of the capitalized costs were attributed to the Original Term Loans and recorded

as a
direct reduction of Long-term debt on the Condensed Consolidated

Balance Sheet.

Approximately $8.3 million of the capitalized
costs were attributed to the Original Revolver and recorded within Other assets on the Condensed Consolidated Balance Sheet.

These
capitalized costs were being amortized into Interest expense over the five-year term of the Original Credit Facility.

As of December
31, 2021, the Company had $8.0 million of debt issuance costs recorded as a reduction of Long-term debt attributable to the Original
Credit Facility.

As of December 31, 2021, the Company had $4.3 million of debt issuance costs recorded within Other assets
attributable to the Original Credit Facility.

Prior to executing the Amended Credit Facility,

the Company had $6.6 million of debt
issuance costs recorded as a reduction of Long-term debt attributable to the Original Credit Facility and $3.5 million of debt issuance costs recorded within Other assets attributable to the Original Credit Facility.

In connection with executing the Amended Credit
Facility, the Company

recorded a loss on extinguishment of debt of approximately $6.8 million which includes the write-off of certain
previously unamortized deferred financing costs as well as a portion of the third party and creditor debt issuance costs incurred to execute the Amended Credit Facility.

Also in connection with executing the Amended Credit Facility,

during the second quarter of
2022, the Company capitalized $2.2 million of certain third-party debt issuance costs.

Approximately $0.7 million of the capitalized
costs were attributed to the Amended Euro Term

Loan and Amended U.S. Term

Loan. These costs were recorded as a direct reduction
of Long-term debt on the Condensed Consolidated Balance Sheet.

Approximately $1.5 million of the capitalized costs were attributed to the Amended Revolver and recorded within Other assets on the

Condensed Consolidated Balance Sheet.

These capitalized costs, as
well as the previously capitalized costs that were not written off will collectively be amortized into Interest expense over the five-year

Quaker Chemical Corporation
Management’s Discussion and Analysis

term of the Amended Credit Facility.

As of June 30, 2022, the Company had $2.2 million of debt issuance costs recorded as a
reduction of Long-term debt on the Condensed Consolidated Balance Sheet and $4.8 million of debt issuance costs recorded within
Other assets on the Condensed Consolidated Balance Sheet.
As of June 30, 2022, the Company had Amended Credit Facility borrowings outstanding of $977.6 million.

As of December 31,
2021,

the Company had Original Credit Facility borrowings outstanding of

$889.6 million.

The Company has unused capacity under
the Amended Revolver of approximately $268 million, net of bank letters of credit of approximately $4 million, as June 30, 2022.

The Company’s other debt

obligations are primarily industrial development bonds, bank lines of credit and municipality

-related loans,
which totaled $11.5 million and $11.8

million as of June 30, 2022 and December 31, 2021, respectively.

Total unused capacity under
these arrangements as of June 30, 2022 was approximately $28 million.

The Company’s total net debt as of June

30, 2022 was $786.7
million.
The Company incurred $8.3 million of total Combination, integration and other acquisition-related expenses in the first six
months of 2022, which includes $2.4 million of other expenses related to indemnification assets, described in the Non-GAAP
Measures section of this Item below.

Comparatively, in the first six months

of 2021, the Company incurred $7.6 million of total
Combination, integration and other acquisition-related expenses, which was net of a $5.4 million gain on the sale of certain held-for-
sale real property assets and also included $0.5 million of accelerated depreciation.

The Company had aggregate net cash outflows of
approximately $9.2 million related to the Combination, integration and other acquisition

-related expenses during the first six months
of 2022 as compared to $14.8 million during the first six months of 2021.

During the first six months of 2022, the Company incurred
$6.2 million of strategic planning and transformation expenses.

The Company expects that these additional operating costs and associated cash flows, as well as higher capital expenditures related to strategic planning, process optimization and the next phase of the Company’s long-term integration

to further optimize its footprint, processes and other functions will continue in 2022 and
potentially extend into the next several years.
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

The exact timing and total costs associated with the QH Program depe nds on a
number of factors and is subject to change; however,

reductions in headcount and site closures have occurred, and the Company currently expects additional headcount reductions and site closures to occur throughout 2022 and into 2023.

The Company made cash
payments related to the settlement of restructuring liabilities under the QH Program during the first six months of 2022 of
approximately $0.8 million compared to $4.2 million in the first six months of 2021.
As of June 30, 2022, the Company’s

gross liability for uncertain tax positions, including interest and penalties, was $21.9 million.

The Company cannot determine a reliable estimate of the timing of cash flows by period

related to its uncertain tax position liability.

However, should the entire liability be paid,

the amount of the payment may be reduced by up to $6.9 million as a result of offsetting benefits in other tax jurisdictions.
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
2021 were covered under the Company’s

property insurance coverage, net of an aggregate deductible of $2.0 million.

The Company
has received payments from its insurers of $2.1 million and has recorded an insurance receivable associated with these events of $0.9 million as of June 30, 2022.

See Note 18 of Notes to Condensed Consolidated Financial Statements in Item

1 of this Report.

The Company believes that its existing cash, anticipated cash flows from operations and available additional liquidity will be
sufficient to support its operating requirements and fund

its business objectives for at least the next twelve months, including but not limited to, payments of dividends to shareholders, costs related to ongoing acquisition integration and optimization, pension plan
contributions, capital expenditures, other business opportunities (including potential acquisitions), implementing actions to achieve the
Company’s sustainability

goals and other potential known or anticipated contingencies.

The Company believes it has sufficient
additional liquidity to support its operating requirements and to fund its business obligations for the period beyond the next twelve
months as well, including the aforementioned items which are expected to recur annually, as well as future principal

and interest
payments on the Company’s Amended

Credit Facility, tax obligations

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

We may seek,

as we
believe appropriate, additional debt or equity financing which would provide capital for corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions and organic investments.

The timing
and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including the

Quaker Chemical Corporation
Management’s Discussion and Analysis

actual and projected demand for our products, specialty chemical indust ry conditions, competitive factors, and the condition of
financial markets, among others.
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

The Company presents EBITDA which is calculated as net income attributable to the Company before depreciation and
amortization, interest expense, net, and taxes on income before equity in net (loss) income of associated companies.

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

The
Company believes these non-GAAP measures provide transparent and useful information and are widely used by investors, analysts, and peers in our industry as well as by management in assessing the operating performance of the Company on a consistent basis.
Additionally, the

Company presents non-GAAP net income and non-GAAP earnings per diluted share as additional performance
measures.

Non-GAAP net income is calculated as adjusted EBITDA, defined above,

less depreciation and amortization, interest
expense, net, and taxes on income before equity in net (loss) income of associated companies, in each case adjusted, as applicable, for any depreciation, amortization, interest or tax impacts resulting from the non-core items identified in the reconciliation of net income attributable to the Company to adjusted EBITDA.

Non-GAAP earnings per diluted share is calculated as non-GAAP net income per
diluted share as accounted for under the “two-class share method.”

The Company believes that non-GAAP net income and non-
GAAP earnings per diluted share provide transparent and useful information and are widely used by investors, analysts, and peers in
our industry as well as by management in assessing the operating performance of the Company on a consistent basis.
Certain of the prior period non-GAAP financial measures presented in the following tables have been adjusted to conform with
current period presentation.

The following tables reconcile the Company’s

non-GAAP financial measures (unaudited) to their most
directly comparable GAAP (unaudited) financial measures

(dollars in thousands unless otherwise noted, except per share amounts):
Non-GAAP Operating Income and Margin Reconciliations
Three Months Ended Six Months Ended
June 30,

June 30,

2022 2021 2022 2021
Operating income $ 31,903 $ 38,816 $ 61,306 $ 83,710
Combination, restructuring and other

acquisition-related expenses (a)
1,831 7,082 6,704 15,288
Strategic planning and transformation expenses (b) 3,112 — 6,200 —
Executive transition costs (c) 645 308 1,184 812
Russia-Ukraine conflict related expenses (d) 929 — 2,095 —
Other charges (e) 385 242 476 293
Non-GAAP operating income $ 38,805 $ 46,448 $ 77,965 $ 100,103
Non-GAAP operating margin (%) (l)
7.9% 10.7% 8.1% 11.6%

Quaker Chemical Corporation
Management’s Discussion and Analysis

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin
and Non-GAAP Net Income Reconciliations Three Months Ended Six Months Ended
June 30,

June 30,

2022 2021 2022 2021
Net income attributable to Quaker Chemical Corporation $ 14,343 $ 33,570 $ 34,159 $ 72,185
Depreciation and amortization (a)(j) 20,856 22,344 41,583 44,792
Interest expense, net 6,494 5,618 11,839 11,088
Taxes on income before

equity in net (loss) income

of associated companies (k)
1,374 15,218 4,240 25,907
EBITDA 43,067 76,750 91,821 153,972
Equity loss (income) in a captive insurance company (f) 1,781 (883) 2,025 (3,963)
Combination, restructuring and other

acquisition-related expenses (a)
2,248 6,956 9,100 9,359
Strategic planning and transformation expenses (b) 3,112 — 6,200 —
Executive transition costs (c) 645 308 1,184 812
Russia-Ukraine conflict related expenses (d) 929 — 2,095 —
Brazilian non-income tax credits (g) — (13,293) — (13,293)
Loss on extinguishment of debt (h) 6,763 — 6,763 —
Other charges (e) (54) 219 (253) 318
Adjusted EBITDA
$ 58,491 $ 70,057 $ 118,935 $ 147,205
Adjusted EBITDA margin (%) (l) 11.9% 16.1% 12.3% 17.0%
Adjusted EBITDA
$ 58,491 $ 70,057 $ 118,935 $ 147,205
Less: Depreciation and amortization - adjusted (a)
20,856 22,218 41,583 44,251
Less: Interest expense, net
6,494 5,618 11,839 11,088
Less: Taxes on income

before equity in net income

of associated companies - adjusted (a)(k)
7,466 9,773 16,368 21,512
Non-GAAP net income
$ 23,675 $ 32,448 $ 49,145 $ 70,354
Non-GAAP Earnings per Diluted Share Reconciliations Three Months Ended Six Months Ended
June 30,

June 30,

2022 2021 2022 2021
GAAP earnings per diluted share attributable to
Quaker Chemical Corporation common shareholders $ 0.80 $ 1.88 $ 1.91 $ 4.03
Equity loss (income) in a captive insurance company

per diluted share (f)
0.10 (0.05) 0.11 (0.22)
Combination, restructuring and other

acquisition-related expenses per diluted share (a)
0.13 0.30 0.41 0.42
Strategic planning and transformation expenses per

diluted share (b)
0.13 — 0.27 —
Executive transition costs per diluted share (c) 0.03 0.02 0.05 0.04
Russia-Ukraine conflict related expenses per diluted share (d) 0.04 — 0.10 —
Brazilian non-income tax credits per diluted share (g) — (0.44) — (0.44)
Loss on extinguishment of debt per diluted share (h) 0.29 — 0.29 —
Other charges per diluted share (e)

(0.00)
0.01 (0.01) 0.02
Impact of certain discrete tax items per diluted share (i) (0.20) 0.10 (0.39) 0.08
Non-GAAP earnings per diluted share (m) $ 1.32 $ 1.82 $ 2.74 $ 3.93

Quaker Chemical Corporation
Management’s Discussion and Analysis

(a)
Combination, restructuring and other acquisition-related expenses include certain legal, financial, and other advisory and
consultant costs incurred in connection with the Combination integration activities including internal control readiness and
remediation as well as costs incurred by the Company associated with the

QH restructuring program,

which was initiated in the
third quarter of 2019 as part of the Company’s

plan to realize cost synergies associated with the Combination

.

These amounts
also include expense associated with other of the Company’s

acquisitions, including cost associated with selling inventory from acquired businesses which was adjusted to fair value as part of purchase accounting.

These costs are not indicative of the future
operating performance of the Company.

Approximately $0.1 million and $0.2 million for the three and six months ended

June
30, 2022, respectively,

and approximately $0.4

million and $0.5 million in the three and six months ended June 30, 2021, respectively, of

these pre-tax costs were considered non-deductible for the purpose of determining the Company’s effective tax
rate, and, therefore, taxes on income before equity in net income of associated companies - adjusted reflects the impact of these
items.

During the three and six months ended June 30, 2022, the Company recorded

$0.4 million and $2.4

million, respectively,
of other expense related to an indemnification asset, which is included in the caption “Combination, restructuring and other
acquisition-related expenses” in the reconciliation of GAAP earnings per diluted share attributed to Quaker Chemical Corporation
common shareholders to Non-GAAP earnings per diluted share as well as the reconciliation of net income attributable to Quaker
Chemical Corporation to Adjusted EBITDA and Non-GAAP net income

.

During the

three and six months ended June 30, 2021,
the Company recorded $0.1 million $0.5 million, respectively,

of accelerated depreciation related to certain of the Company’s facilities, which is included in the caption “Combination, restructuring and other acquisition-related expenses” in the
reconciliation of operating income to non-GAAP operating

income and included in the caption “Depreciation and amortization”
in the reconciliation of net income attributable to the Company to

EBITDA, but excluded from the caption “Depreciation and
amortization - adjusted” in the reconciliation of adjusted EBITDA to non

-GAAP net income attributable to the Company.

During
the six months ended June 30, 2021, the Company recorded a $5.4 million gain on the sale of certain held-for-sale real property
assets related to the Combination which is included in the caption “Combination,

restructuring and other acquisition-related
expenses” in the reconciliation of GAAP earnings per diluted share attributed to Quaker Chemical Corporation common
shareholders to Non-GAAP earnings per diluted share as well as the reconciliation of net income attributable to Quaker Chemical
Corporation to Adjusted EBITDA and Non-GAAP net income.

During the three and six months ended June 30, 2022,
respectively,

the Company recorded restructuring and related charges

of less than $0.1 million and $0.8 million, respectively,

and
$0.3 million and $1.5 million during the three and six months ended

June 30, 2021, respectively.

During the six months ended
June 30, 2021, the Company recorded $0.8 million related to the sale of inventory from acquired businesses which was adjusted
to fair value.

See Notes 2, 7, 10 and 11 of Notes to Condensed Consolidated

Financial Statements, which appear in Item 1 of this
Report.
(b)
Strategic planning and transformation expenses include certain consultant and advisory expenses for the Company’s

long-term
strategic planning, as well as process optimization and the next phase of the Company’s long-term integration

to further optimize
its footprint, processes and other functions.

These costs are not indicative of the future operating performance of the Company.
(c)
Executive transition costs represent the costs related to the Company’s search, hiring and transition to a new CEO in connection
with the executive transition that took place in 2021 as well as the search,

hiring and transition for other officers during the first
six months of 2022.

These expenses are one-time in nature and not indicative of the future operating performance of the
Company.
(d)
Russia-Ukraine conflict related expenses represent the direct costs associated with the Company’s

exit of operations in Russia
during the second quarter of 2022, primarily for employee separation benefits, as well as costs associated with establishing
specific reserves or changes to existing reserves for trade accounts receivable within the Company’s EMEA reportable segment
due to the economic instability associated with certain customer accounts receivables which have been directly impacted by the
current economic conflict between Russia and Ukraine or the Company’s decision to end operations in Russia.

These expenses
are not indicative of the future operating performance of the Company.
(e)
Other charges include charges incurred

by an inactive subsidiary of the Company as a result of the termination of restrictions on insurance settlement reserves, non-service components of the Company’s pension and postretirement net periodic benefit income
and the foreign currency remeasurement impacts associated with the

Company’s affiliates whos

e

local economies are designated
as hyper-inflationary under U.S. GAAP.

These expenses are not indicative of the future operating performance of the Company.

See Notes 1 and 9 of Notes to Condensed Consolidated Financial Statements,

which appear in Item 1 of this Report.
(f)
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

(g)
Brazilian non-income tax credits represent indirect tax credits related to certain of the Company’s Brazilian subsidiaries
prevailing in a legal claim as well as the Brazilian Supreme Court ruling on these non-income tax matters.

The non-income tax
credits arising from the claim and court ruling are non-recurring and not indicative of the future operating performance of the
Company.

See Note 18 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(h)
In connection with executing the Amended Credit Facility,

the Company recorded a loss on extinguishment of debt of
approximately $6.8 million which includes the write-off

of certain previously unamortized deferred financing costs as well as a portion of the third-party and creditor debt issuance costs incurred to execute the Amended Credit Facility.

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

Both of these discrete items related to tax law changes in
the U.S. due to the issuance of final foreign tax credit regulations during the period.

Additionally, the Company

has discrete
items related to the release of the reserves for uncertain tax positions settled during the quarter and certain taxes, penalties, and
interest due as a result of the settlements.

See Note 11 of Notes to Condensed Consolidated

Financial Statements, which appears
in Item 1 of this Report.

(j)
Depreciation and amortization for the three and six months ended June 30,

2022 includes approximately $0.2 million and $0.5
million, respectively,

and for the three and six months ended June 30, 2021 includes $0.3 million and $0.6 million,

respectively,
of amortization expense recorded within equity in net loss (income)

of associated companies in the Company’s

Condensed
Consolidated Statements of income, which is attributable to the amortization of the fair value step up for the Company’s

50%
interest in a joint venture in Korea as a result of required purchase accounting.

(k)
Taxes on income

before equity in net loss (income) of associated companies – adjusted presents the impact of any current and
deferred income tax expense (benefit), as applicable, of the reconciling items presented in the reconciliation of net income
attributable to Quaker Chemical Corporation to adjusted EBITDA, and was determined utilizing the applicable rates in the taxing
jurisdictions in which these adjustments occurred, subject to deductibility.

Combination, restructuring and other acquisition-
related expenses described in (a) resulted in a tax benefit of approximatel

y

$0.1 million and incremental taxes of $1.6 million for
the three and six months ended June 30, 2022, respectively,

compared to $1.6 million and $2.2 million for the three and six months ended June 30, 2021, respectively.

Strategic planning and transformation expenses describes in (b) above resulted in incremental taxes of $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively.

Executive
transition costs described in (c) resulted in incremental taxes of $0.2 million and $0.3 million for the three and six months ended
June 30, 2022, respectively,

compared to $0.1 million and $0.2 million for the three and six months ended

June 30, 2021,
respectively.

Russia-Ukraine conflict related expenses described in (d) resulted in incremental taxes of $0.2 million and $0.5
million for the three and six months ended June 30, 2022, respectively.

Other charges described in (e) resulted in incremental
taxes of less than $0.1 million and a tax benefit of less than $0.1 million for the three and six months ended June 30, 2022,
respectively, compared

to $0.1 million during each of the three and six months ended June 30, 2021.

Brazilian non-income tax
credits described in (g) resulted in incremental taxes of $5.3 million during the three and six months ended June 30, 2021.

Loss
on extinguishment of debt described in (h) resulted in incremental taxes of $1.6 million during the three and six months ended
June 30, 2022.

The impact of certain discrete items described in (i) resulted in a tax benefit of

$3.5 million and $6.9 million for
the three and six months ended June 30, 2022, respectively,

compared to $1.9 million and $1.5 million for the three and six months ended June 30, 2021, respectively.

(l)
The Company calculates adjusted EBITDA margin

and non-GAAP operating margin as the percentage of adjusted EBITDA

and
non-GAAP operating income to consolidated net sales.
(m)
The Company calculates non-GAAP earnings per diluted share as non

-GAAP net income attributable to the Company per
weighted average diluted shares outstanding using the “two-class share method”

to calculate such in each given period.

Off-Balance Sheet Arrangements
The Company had no material off-balance sheet commitments or obligations as of June 30, 2022.

The Company’s off

-balance
sheet items outstanding as of June 30, 2022 includes approximately $5 million of total bank letters of credit and guarantees.

The bank
letters of credit and guarantees are not significant to the Company’s liquidity or capital resources.

See Note 14 of Notes to Condensed
Consolidated Financial Statements in Item 1 of this Report.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Operations
Consolidated Operations Review – Comparison of the Second Quarter of 2022

with the Second Quarter of 2021
Net sales were $492.4

million in the second quarter of 2022 compared to $435.3 million in the second quarter of 2021.

The net
sales increase of $57.1 million or 13% quarter-over-quarter reflects increases in selling price and product mix of approximately 22%
and additional net sales from acquisitions of 1% partially offset by the unfavorable impact from foreign currency translation

of 6% and
a decline in organic sales volumes of approximately 4%.

The increase in selling price and product mix is primarily driven by price increases implemented to help offset the significant

increases in raw material and other input costs that began during 2021 and continued into 2022.

The decline in organic sales volumes was primarily attributable to COVID-19 related production disruptions in
China, the tolling agreement for products previously divested related to the Combination, the ongoing war in Ukraine and the
Company’s ongoing value

-based pricing initiatives.
COGS were $342.8 million in the second quarter of 2022 compared to $280.8 million in the second quarter of 2021.

The increase
in COGS of $62.0 million or 22% was driven by the continued increases in the

Company’s global raw material and

supply chain and
logistics costs compared to the prior year.
Gross profit in the second quarter of 2022 decreased $4.9 million or 3%

from the second quarter of 2021.

The Company’s
reported gross margin in the second quarter of 2022 was 30.4%

compared to 35.5% in the second quarter of 2021.

The Company’s
current quarter gross margin reflects the continued significant increase in raw material and other input costs experienced throughout the second quarter of 2022 and the impacts of constraints on the global supply chain, partially offset by the Company’s

ongoing value-
based pricing initiatives.
SG&A in the second quarter of 2022 increased $7.2 million or 7% compared to the second quarter of 2021 due primarily to the
impact of sales increases on direct selling costs, inflation driven higher operating costs, costs associated with strategic planning and transformation initiatives (see the Non-GAAP Measures section of this Item, above), and additional SG&A from recent acquisitions partially offset by lower SG&A due to foreign currency

translation compared to the prior year.

During the second quarter of 2022, the Company incurred $1.8 million of Combination, integration and other acquisition-related
operating expenses primarily for professional fees related to the Houghton integration and other acquisition-related activities.

Comparatively,

the Company incurred $6.7 million of expenses in the prior year second quarter,

primarily due to various professional
fees related to legal, financial and other advisory and consultant expenses for integration activities including internal control readiness and remediation.

See the Non-GAAP Measures section of this Item, above.
The Company initiated a restructuring program during the third quarter of 2019 as part of its global plan to realize cost synergies associated with the Combination.

The Company incurred Restructuring and related (credits) charges for reductions in headcount and
site closures under this program, net of adjustments to initial estimates for severance of a credit of less than $0.1 million and a charge
of $0.3 million during the second quarters of 2022 and 2021, respectively.

See the Non-GAAP Measures section of this Item, above.
Operating income in the second quarter of 2022 was $31.9 million compared to $38.8 million in the second quarter of 2021.

Excluding non-recurring and non-core expenses that are not indicat ive of the future operating performance of the Company described in the Non-GAAP Measures section of this Item, above, the Company’s current quarter non-GAAP operating income decreased to
$38.8 million compared to $46.4 million in the prior year second quarter primarily due to the lower gross profit and higher SG&A
described above.

The Company had other expense, net, of $8.4 million in the second quarter of 2022 compared to other income, net of $14.0
million in the second quarter of 2021.

The second quarter of 2022 includes a loss on extinguishment of debt of $6.8 million associated
with the refinancing of the Original Credit Facility while the second quarter of 2021 included $13.3 million of income related to
certain non-income tax credits recorded by the Company’s

Brazilian subsidiaries.

See the Non-GAAP Measures section of this Item,
above.

In addition, the Company incurred higher foreign exchange transaction losses in the second quarter of 2022 compared to the
prior year quarter.
Interest expense, net, increased $0.9 million compared to the second quarter of 2021 as a result of increases in the average
borrowings outstanding in the second quarter of 2022 compared to the second quarter of 2021 coupled with an increase in interest rates quarter-over-quarter.
The Company’s effective

tax rates for the second quarters of 2022 and 2021 were 8.1% and 32.2%, respectively.

The Company’s
effective tax rate for the second quarter of 2022 was largely driven by state tax benefits, a reduction in reserves for uncertain tax positions relating to management fees, a deferred tax benefit associated with an intercompany asset transfer,

withholding taxes for
increased forecasted dividends, and the effects of

lower pre-tax earnings and the mix of such earnings.

In addition, the Company
incurred higher tax expense during the second quarter of 2022 primarily related to the Company recording earnings in one of its
subsidiaries at a statutory tax rate of 25% while it awaits recertification of a concessionary 15% tax rate, which was available to the
Company during all of 2021.

Comparatively,

the prior year quarter effective tax rate was impacted by changes in foreign tax credit

Quaker Chemical Corporation
Management’s Discussion and Analysis

valuation allowances, tax law changes in foreign jurisdictions as well as the tax impacts of certain non-income tax credits recorded by
the Company’s Brazilian subsidiaries.

Excluding the impact of non-core items in each quarter,

described in the Non-GAAP Measures
section of this Item, above, the Company estimates that its effective tax rates for both the second quarters of 2022 and 2021 would have been approximately 24%.

The Company expects continued volatility in its effective tax rates due to several factors, including the
timing and scope of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the
unpredictability of the timing and amount of certain incentives in various tax jurisdictions, including the high technology incentive at one of our subsidiaries based in China which is currently up for triennial renewal,

the treatment of certain acquisition-related costs and
the timing and amount of certain share-based compensation-related tax benefits, among other factors.
Equity in net income of associated companies decreased $2.9 million in the second quarter of 2022 compared to the second
quarter of 2021, primarily due to lower current year income from the Company’s interest in a captive insurance

company and from the
Company’s 50% interest in a joint venture

in Korea.

See the Non-GAAP Measures section of this Item, above.
Net income attributable to noncontrolling interest was less than $0.1 million in both the second quarters of 2022 and 2021.

Foreign exchange unfavorably impacted the Company’s

second quarter of 2022 results by approximately 11% driven

by the
impact from foreign currency translation on earnings as well as higher foreign exchange transaction losses in the current quarter as compared to the prior year second quarter.
Consolidated Operations Review – Comparison of the First Six Months of 2022

with the First Six Months of 2021
Net sales were $966.6 million in the first six months of 2022 compared to

$865.0 million in the first six months of 2021.

The net
sales increase of $101.5 million or 12% year-over-year reflects increases in selling price and product mix of approximately 19% and
additional net sales from acquisitions of 2% partially offset by a decline in organic sales volumes of approximately 5% and the
unfavorable impact from foreign currency translation of 4%.

The increase in selling price and product mix is primarily driven by price increases implemented to help offset the significant

increases in raw material and other input costs that began during 2021 and continued into 2022.

The decline in sales volumes was primarily attributable to the comparison to a very strong first half of 2021, and
primarily the first quarter of 2021, where customers replenished their supply chains, the impact of lower volumes related to the tolling agreement for products previously divested related to the Combination,

the ongoing war in Ukraine, COVID-19 disruptions in China
and the Company’s ongoing

value-based pricing initiatives.
COGS were $670.9 million in the first six months of 2022 compared to $554.4 million in the first six months of 2021.

The
increase in COGS of $116.5 million or

21% was driven by the continued increases in the Company’s

global raw material and supply
chain and logistics costs compared to the prior year.
Gross profit in the first six months of 2022 decreased $15.0 million or 5%

from the first six months of 2021.

The Company’s
reported gross margin in the first six months of 2022 was 30.6% compared to 35.9% in the first six months of 2021.

The Company’s
current year gross margin reflects a significant increase in raw material and other input costs and the impacts of constraints on the global supply chain, partially offset by the Company’s

ongoing value-based pricing initiatives.
SG&A in the first six months of 2022 increased $14.6 million or 7% compared to the first six months of 2021 due primarily to the
impact of sales increases on direct selling costs, inflation driven higher operating costs, costs associated with strategic planning and transformation initiatives (see the Non-GAAP Measures section of this Item, above), and additional SG&A from recent acquisitions partially offset by lower SG&A due to foreign currency

translation compared to the prior year.

In addition, SG&A was lower in the
prior year period as a result of continued temporary cost saving measures the

Company implemented in response to the onset of
COVID-19.
During the first six months of 2022, the Company incurred $5.9 million of

Combination, integration and other acquisition-related
operating expenses primarily for professional fees related to the Houghton integration and other acquisition-related activities.

Comparatively,

the Company incurred $12.5 million of expenses in the prior year’s first six months, primarily due to various
professional fees related to legal, financial and other advisory and consultant expenses for integration activities including internal control readiness and remediation.

See the Non-GAAP Measures section of this Item, above.
The Company initiated a restructuring program during the third quarter of 2019 as part of its global plan to realize cost synergies associated with the Combination.

The Company incurred Restructuring and related charges for reductions in headcount and site
closures under this program, net of adjustments to initial estimates for severance of $0.8 million and $1.5 million during the first six
months of 2022 and 2021, respectively.

See the Non-GAAP Measures section of this Item, above.
Operating income in the first six months of 2022 was $61.3 million compared to $83.7 million in the first six months of 2021.

Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item, above, the Company’s current year non-GAAP operating income decreased to $78.0
million for the first six months of 2022 compared to $100.1 million in the prior year’s first six months primarily due to the lower gross profit and higher SG&A described above.

Quaker Chemical Corporation
Management’s Discussion and Analysis

The Company had other expense, net, of $10.6 million in the first six months of 2022 compared to other income, net of $18.7
million in the first six months of 2021.

The first six months of 2022’s results include

$6.8 million loss on extinguishment of debt
related to the Company’s

refinancing the Original Credit Facility and other expenses of $2.4 million related to the impact of certain
adjustments to the Company’s

Combination related indemnification receivables, while the prior year’s first six months of 2022 other
income includes $13.3 million of income related to certain non-income tax credits recorded by the Company’s

Brazilian subsidiary as
well as a $5.4 million gain on the sale of certain held-for-sale real property assets.

See the Non-GAAP Measures section of this Item,
above.

In addition, the Company incurred higher foreign exchange transaction losses in the first six months of 2022 compared to the
prior year period.
Interest expense, net, increased $0.8 million compared to the first six months of 2021, due to an increase in the average
borrowings outstanding in the first six months of 2022 coupled with an increase in interest rates in the current year as compared to the prior year.
The Company’s effective

tax rates for the first six months of 2022 and 2021 were 10.9% and 28.4%, respectively.

The
Company’s eff

ective tax rate for the six months ended June 30, 2022 was largely driven by changes in the valuation allowance for
foreign tax credits due to recently issued legislative guidance, impacts due to settlements reached on certain tax audits, state tax
benefits, a reduction in reserves for uncertain tax positions relating to management fees, a deferred tax benefit associated with an
intercompany asset transfer, withholding

taxes for increased forecasted dividends and the effects of lower pre-tax earnings and the mix
of such earnings.

Comparatively, the prior year six month

effective tax rate was impacted by the sale of a subsidiary which included certain held-for-sale real property assets related to the

Combination, certain U.S. tax law changes and the tax impact of certain non-
income tax credits recorded by the Company’s

Brazilian subsidiaries.

Excluding the impact of all other non-core items in each period, described in the Non-GAAP Measures section of this Item, above,

the Company estimates that its effective

tax rates for the first six
months of 2022 and 2021 would have been approximately 26% and 24%,

respectively.

In addition, the Company incurred higher tax
expense during the six months ended June 30, 2022 primarily related to the Company recording earnings in one of its subsidiaries at a statutory tax rate of 25% while it awaits recertification of a concessionary

15% tax rate, which was available to the Company during
all of 2021.

Equity in net income of associated companies decreased $7.3 million in the first six months of 2022 compared to the first six
months of 2021, primarily due to lower current year income from the Company’s interest in a captive insurance

company and from the
Company’s 50% interest in a joint venture

in Korea.

See the Non-GAAP Measures section of this Item, above.
Net income attributable to noncontrolling interest was less than $0.1 million in both the first six months of 2022 and 2021.

Foreign exchange unfavorably impacted the Company’s

first six months of 2022 results by approximately 7% driven by the impact from foreign currency translation on earnings as well as higher foreign exchange transaction losses in the current year as
compared to the prior year’s first six months.
Reportable Segments Review - Comparison of the Second Quarter of 202

2

with the Second Quarter of 2021
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

Quaker Chemical Corporation
Management’s Discussion and Analysis

Americas
Americas represented approximately 35% of the Company’s

consolidated net sales in the second quarter of 2022.

The segment’s net
sales were $172.7 million, an increase of $33.1 million or 24% compared to the second quarter of 2021.

The increase in net sales was
due to higher selling price and product mix of 28%, additional net sales from acquisitions of 1% and a favorable impact from foreign
currency translation of 1%, partially offset by a 6% decline in organic sales volumes.

The increase in selling price and product mix is
primarily driven by price increases implemented to help offset the significant increases in raw material and other input costs that began during 2021 and continued through the second quarter of 2022.

The current quarter decline in organic sales volumes was
primarily driven by the tolling agreement for previously divested products related to the Combination, the Company’s

ongoing value-
based pricing initiatives and lower volumes into the automotive industry due to the semiconductor supply constraints, partially offset by net new business wins.

This segment’s operating earnings were

$33.8 million, an increase of $0.1 million compared to the second quarter of 2021.

The increase in segment operating earnings was primarily driven by higher net sales which were partially offset by
on-going inflationary pressures on our business.
EMEA
EMEA represented approximately 25% of the Company’s

consolidated net sales in the second quarter of 2022.

The segment’s
net sales were $123.1 million, a decrease of $0.4 million compared to the second quarter of 2021.

This was driven by higher selling
price and product mix of 21% and additional net sales from acquisitions of approximately 1%, partially offset by the unfavorable
impact of foreign currency translation of 15% and a decrease in organic sales volumes of 7%.

The increase in selling price and
product mix was primarily driven by price increases implemented to help offset the significant increases in raw material and other
input costs that began during 2021 and continued through the second quarter of 2022.

The decline in organic sales volumes was
primarily driven by the current geopolitical and macroeconomic pressures including the direct and indirect impacts of the ongoing war in Ukraine and the impact of the economic and other sanctions by other nations on Russia in response to the war, as well as lower
volumes associated with the Company’s

ongoing value-based pricing initiatives, the tolling agreement for products previously
divested related to the Combination and softer economic conditions in the region.

The unfavorable foreign exchange impact was
primarily due to the strengthening of the U.S. dollar against the euro as this exchange rate averaged 1.07 in the second quarter of 2022 compared to 1.20 in the second quarter of 2021.

This segment’s operating earnings were

$13.3 million, a decrease of $10.1 million or
43% compared to the second quarter of 2021.

The decrease in segment operating earnings was primarily a result of higher net sales which were more than offset by lower gross margins

due to inflationary pressures on the Company’s

costs exceeding its value-based
pricing actions.

Operating earnings were also negatively impacted by foreign currency translation.
Asia/Pacific
Asia/Pacific represented approximately 20% of the Company’s

consolidated net sales in the second quarter of 2022.

The
segment’s net sales were $99.8

million, an increase of $8.3 million or 9% compared to the second quarter of 2021.

The increase in net
sales was driven by higher selling price and product mix of 17% partially offset by lower organic sales volumes of 4% and an
unfavorable impact from foreign currency translation of 4%.

The increase in selling price and product mix was primarily driven by price increases implemented to help offset the significant

increases in raw material and other input costs that began during 2021

and
continued through the second quarter of 2022, partially offset by a net increase in volumes elsewhere in the region.

The decline in
organic sales volumes was primarily driven by lower

sales volumes in China as a result of the government imposed COVID-19 quarantine and related production disruptions implemented

at the end of March 2022 and continued throughout the second quarter of
2022.

The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Chinese
renminbi as this exchange rate averaged 6.61 in the second quarter of 2022 compared to 6.46 in the second quarter of 2021.

This
segment’s operating earnings were

$22.2 million, a decrease of $1.0 million or 4% compared to the second quarter of 2021.

The
decrease in segment operating earnings was primarily a result of higher net sales which was more than offset by lower gross margins
due to inflationary pressures and higher costs as a result of the COVID-19 production disruptions in China.
Global Specialty Businesses
Global Specialty Businesses represented approximately 20% of the

Company’s consolidated net sales in the

second quarter of
2022.

The segment’s net sales were $96.8

million, an increase of $16.2 million or 20% compared to the second quarter of 2021.

The
increase in net sales was driven by higher selling price and product mix of 11%, additional net sales from acquisitions of 3% and an
increase in organic sales volumes of 10%, partially offset

by the unfavorable impact from foreign currency translation

of 4%.

The
increase in selling price and product mix was primarily driven by price increases implemented to help offset the significant increases in raw material and other input costs that began during 2021 and continued

through the second quarter of 2022.

The increase in
organic sales volumes was primarily attributable

to a continued favorable demand environment for this segment’s products.

The
unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the euro as described in the
EMEA section above.

This segment’s operating earnings

were $27.8 million, an increase of $3.6 million or 15% compared to the second quarter of 2021.

The increase in segment operating earnings reflects the higher net sales partially offset by lower gross
margins in the current year and slightly higher operating

expenses due to inflationary pressures.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Reportable Segments Review - Comparison of the First Six months of 2022 with the First Six months of 2021
Americas
Americas represented approximately 34% of the Company’s

consolidated net sales in the first six months of 2022.

The segment’s
net sales were $326.9 million, an increase of $52.4 million or 19% compared to the first six months of 2021.

The increase in net sales
was due to higher selling price and product mix of 26%, additional net sales from acquisitions of 1% and the favorable impacts of
foreign currency translation of 1%, partially offset by

a decrease in organic sales volumes of 9%.

The increase in selling price and
product mix was primarily driven by price increases implemented to help offset the significant increases in raw material and other
input costs that began during 2021 and have continued into 2022.

The current year decline in organic sales volumes was primarily driven by lower sales volumes into the automotive end market, the tolling agreement for previously divested products related to the
Combination, the prior year period comparison which included a strong rebound from COVID-19 impacts and the Company’s
ongoing value-based pricing initiatives, partially offset

by net new business wins.

This segment’s operating earnings

were $63.0
million, a decrease of $2.9 million or 4% compared to the first six months of

2021.

The decrease in segment operating earnings was
primarily a result of higher net sales which was more than offset by lower gross margins driven by inflationary pressures.
EMEA
EMEA represented approximately 26% of the Company’s

consolidated net sales in the first six months of 2022.

The segment’s
net sales were $248.7 million, an increase of $5.5 million or 2% compared to the first six months of 2021.

The increase in net sales
was due to higher selling price and product mix of 19% and additional net sales from acquisitions of 2%, partially offset by the
unfavorable impact of foreign currency translation of 12% and a decrease in organic sales volumes of 7%.

The increase in selling
price and product mix was primarily driven by price increases implemented to help offset the significant increases in raw material and other input costs that began during 2021 and have continued into 2022.

The decline in organic sales volumes was primarily driven by the current geopolitical and macroeconomic pressures including the direct and indirect impacts of the ongoing war in Ukraine and the impact of the economic and other sanctions by other nations on Russia in respons

e

to the war, lower volumes associated with the
Company’s ongoing value

-based pricing initiatives, the tolling agreement for products previously divested related to the Combination,
the prior year period comparison which included a strong rebound from

COVID-19 impacts,

and softer economic conditions in the
region in the current period, partially offset by net new business wins.

The unfavorable foreign exchange impact was primarily due

to
the strengthening of the U.S. dollar against the euro as this exchange rate averaged 1.09 in the first six months of 2022 compared to
1.21 in first six months of 2021.

This segment’s operating earnings were

$30.0 million, a decrease of $18.6 million or 38% compared
to the first six months of 2021.

The decrease in segment operating earnings was primarily a result of higher net sales which was more
than offset by lower gross margins driven

by significant inflationary pressures and the negative impact of foreign currency translation
year-over-year.
Asia/Pacific
Asia/Pacific represented approximately 21% of the Company’s

consolidated net sales in the first six months of 2022.

The
segment’s net sales were $204.1

million, an increase of $15.8 million or 8% compared to the first six months of 2021.

The increase in
net sales was driven by higher selling price and product mix of 14% partially offset by lower organic sales volumes of 4% and the
unfavorable impacts of foreign currency translation of 2%.

The increase in selling price and product mix was primarily driven by price increases implemented to help offset the significant

increases in raw material and other input costs that began during 2021

and
continued into 2022.

The current year decline in organic sales volumes was primarily driven by lower sales volumes in China as a
result of the government imposed COVID-19 quarantine and related production disruptions implemented at the end of March 2022
and which continued throughout the second quarter of 2022 and the prior year comparison which included a strong rebound from
COVID-19 impacts as customers replenished their supply chains, partially offset by net new business wins.

This segment’s operating
earnings were $44.1 million, a decrease of $6.6 million or 13% compared to the first six months of 2021.

The decrease in segment
operating earnings was primarily a result of higher net sales which was more than offset by lower gross margins driven by significant
inflationary pressures and the unfavorable impact of foreign currency translation.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Global Specialty Businesses
Global Specialty Businesses represented approximately 19% of the

Company’s consolidated net sales in the

first six months of
2022.

The segment’s net sales were $186.9

million, an increase of $27.9 million or 18% compared to the first six months of 2021.

The increase in net sales was driven by higher selling price and product mix of 11%, an increase in organic sales volumes

of 6% and
additional net sales from acquisitions of 4%, partially offset by the unfavorable impact from foreign currency translation of approximately 3%.

The increase in selling price and product mix was primarily driven by price increases implemented to help offset
the significant increases in raw material and other input costs that began during

2021 and continued into 2022.

The increase in
organic sales volumes was primarily attributable

to a continued favorable demand environment for this segment’s products.

The
unfavorable foreign exchange impact was primarily

due to the strengthening of the U.S. dollar against the euro described in the EMEA section above.

This segment’s operating earnings

were $52.9 million, an increase of $4.5 million or 9% compared to the first six months of 2021.

The increase in segment operating earnings reflects higher net sales partially offset by lower gross margins driven by
inflationary pressures and the negative impact of foreign currency translation year-over-year.

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
•
the timing and extent of the projected impacts on our business as a result of the Ukrainian and Russian conflict and
actions taken by various governments and governmental organizat ions in response;
•

cost increases and the impacts of constraints and disruptions in the global supply chain;

•
the potential for a variety of macroeconomic events, including the possibility of global or regional recessions, inflation
generally, cost increases in

prices of raw materials such as oil and increasing interest rates, to impact the value of our
assets or result in asset impairments;
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

This can occur as a result of inaccurate assumptions or as a conseque nce
of known or unknown risks and uncertainties.

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

Other major risks and uncertainties include, but are not
limited to, the primary and secondary impacts of the COVID-19 pandemic,

including actions taken in response to the pandemic by
various governments, which could exacerbate some or all of the other risks and uncertainties faced by the Company,

as well as
inflationary pressures, including the potential for significant increases in raw material costs, supply chain disruptions, customer
financial instability,

rising interest rates and the possibility of economic recession, worldwide economic and political disruptions
including the impacts of the military conflict between Russia and Ukraine,

the economic and other sanctions imposed by other nations
on Russia, suspensions of activities in Russia by many multinational companies and the potential expansion of military activity,
foreign currency fluctuations, significant changes in applicable tax rates and regulations, future terrorist attacks and other acts of violence.

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

Quaker Chemical Corporation
Management’s Discussion and Analysis

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

Form
10-K for the year ended December 31, 2021, and we believe there has been no material change to that information, except the interest
rate risk noted below.
Interest Rate Risk.
The Company’s exposure

to interest rate risk relates primarily to its outstanding borrowings under its credit facility.

During June
2022, the Company entered into an amendment to its primary credit facility

(the “Original Credit Facility”, or as amended, the
“Amended Credit Facility”).

See Note 14 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this
Report.

As of June 30, 2022, borrowings under the Amended Credit Facility bear interest at either term SOFR or a base rate, in each
case, plus an applicable margin based upon the Company’s

consolidated net leverage ratio, and, in the case of term SOFR, a spread adjustment equal to 0.10% per annum.

As a result of the variable interest rates applicable under the Amended Credit Facility,

if
interest rates rise significantly,

the cost of debt to the Company will increase.

This can have an adverse effect on the Company,
depending on the extent of the Company’s

borrowings outstanding throughout a given year.

As of June 30, 2022, the Company had outstanding borrowings under the

Amended Credit Facility of approximately $977.6
million.

The interest rate applicable on outstanding borrowings under the Amended

Credit Facility was approximately 2.8% as of
June 30, 2022.

As of December 31, 2021, the Company had outstanding borrowings under the

Original Credit Facility of
approximately $889.6 million. The variable interest rate incurred on the outstanding borrowings under the Original Credit Facility
during the year ended December 31, 2021 was approximately 1.6%.

If interest rates had changed by 10% during 2021, the
Company’s interest expense for

the period ended December 31, 2021 on its credit facilities, including the Original

Credit Facility
borrowings outstanding post-closing of the Combination, would have correspondingly increased or decreased by approximately $1
million.

Likewise, if interest rates had changed by 10% during the six month period ended June

30, 2022, the Company’s interest
expense for the six month period ended June 30, 2022 on its credit facilities, including the Amended Credit Facility borrowings
outstanding, would have correspondingly increased or decreased by approximately

$2 million.

The Original Credit Facility required the Company to fix its variable interest rates on at least 20% of its total term loans.

In order
to satisfy this requirement as well as to manage the Company’s exposure to variable interest rate risk associated with the Original
Credit Facility, in November

2019, the Company entered into $170.0 million notional amounts of three year interest rate swaps at a
base rate of 1.64% plus an applicable margin as provided in

the Original Credit Facility, based on

the Company’s consolidated

net
leverage ratio.

At the time the Company entered into the swaps, and as of June 30, 2022, the aggregate interest rate on the swaps,
including the fixed base rate plus an applicable margin,

was 3.1%.

The Amended Credit Facility does not require the Company to fix variable interest rates on any portion of its borrowings.

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

Based on that evaluation, our principal executive officer and our principal financial officer
have concluded that, as of June 30, 2022, the end of the period covered by this Report, our disclosure controls and procedures (as
defined in Rule 13a-15(e) under the Exchange Act) were effective.
Changes in internal control over financial reporting.

As required by Rule 13a-15(d) under the Exchange Act, our
management, including our principal executive officer

and principal financial officer, has evaluated

our internal control over
financial reporting to determine whether any changes to our internal control over financial reporting occurred during the
quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on that evaluation, there were no changes that have materially affected,

or are reasonably
likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2022.

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

While there
have been no material changes to the risk factors described in our 2021 Form 10-K,

reference is made to the developments discussed
under the headings On-going impact of COVID-19

and
Impact of Political Conflicts

within Part I, Item 2 of this Report.
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
280

$
162.86

— $
86,865,026

May 1 - May 31
729

$
147.04

— $
86,865,026

June 1 - June 30
56

$
149.52

— $
86,865,026

Total
1,065

$
151.33

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

There were no shares acquired by the
Company pursuant to the 2015 Share Repurchase Program during the quarter ended June 30, 2022.
Limitation on the Payment of Dividends
The Amended Credit Facility has certain limitations on the payment of dividends and other so-called restricted payments.

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
10.1 –
Amendment No. 3, dated as of June 17, 2022, to the Credit Agreement, dated as of August 1, 2019, as amended.
Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form

8-K filed on June 21, 2022.
10.2 –
Memorandum of Employment by and between the Registrant and Melissa Leneis dated May 24, 2022 and effective
July 5, 2022.*†
10.3 –
Form of Change of Control Agreement by and between the Registrant and certain executive officers (including
Melissa Leneis).*†
10.4 –
Memorandum of Employment by and between the Registrant and Dhruwa Rai dated June 23, 2022 and effective July
6, 2022.*†
10.5 –
Form of Change of Control Agreement by and between the Registrant and certain executive officers (including
Dhruwa Rai).*†
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
*Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan.
*********
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed
on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION

(Registrant)

/s/ Shane W. Hostetter
Date: August 4, 2022

Shane W. Hostetter,

Senior Vice President, Chief Financial
Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)