Form 10-Q
period 2022-09-30
QUAKER CHEMICAL CORP
filed 2022-11-03
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM
10-Q

☒
QUARTERLY

REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2022
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
Outstanding on October 31, 2022

17,931,664

QUAKER CHEMICAL CORPORATION

AND CONSOLIDATED

SUBSIDIARIES

Page
PART

I.
FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2022 and September 30, 2021
2
Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and
September 30, 2021
3
Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021
4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021
5
Condensed Consolidated Statements of Changes in Equity for the Three and Nine Months Ended September 30, 2022 and September
30, 2021
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

2022 2021 2022 2021
Net sales $
492,218
$
449,072
$
1,458,777
$
1,314,117
Cost of goods sold (
excluding amortization expense - See Note 13
)

331,469

303,941

1,002,393

858,341
Gross profit

160,749

145,131

456,384

455,776
Selling, general and administrative expenses

115,456

104,215

343,081

317,204
Restructuring and related (credits) charges, net
(1,423)
(880)
(604)
593
Combination, integration and other acquisition-related expenses
2,107
5,786
7,992
18,259
Operating income

44,609
36,010

105,915

119,720
Other income (expense), net

85

647

(10,520)

19,344
Interest expense, net
(8,389)
(5,637)
(20,228)
(16,725)
Income before taxes and equity in net income of
associated companies

36,305

31,020

75,167

122,339
Taxes on income before

equity in net income of associated
Companies

10,185

795

14,425

26,702
Income before equity in net income of associated
Companies

26,120

30,225

60,742

95,637
Equity in net (loss) income of associated companies

(212)

848

(642)

7,668
Net income
25,908
31,073
60,100
103,305
Less: Net income attributable to noncontrolling interest
41
15
74
62
Net income attributable to Quaker Chemical Corporation $
25,867
$
31,058
$
60,026
$
103,243
Per share data:

Net income attributable to Quaker Chemical Corporation
common shareholders – basic $
1.44
$
1.74
$
3.35
$
5.78
Net income attributable to Quaker Chemical Corporation

common shareholders – diluted $
1.44
$
1.73
$
3.35
$
5.76
Dividends declared $
0.435
$
0.415
$
1.265
$
1.205
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Unaudited
Three Months Ended Nine Months Ended
September 30,

September 30,

2022 2021 2022 2021
Net income
$
25,908
$
31,073
$
60,100
$
103,305
Other comprehensive (loss) income, net of tax
Currency translation adjustments
(71,986)
(19,905)
(155,284)
(29,201)
Defined benefit retirement plans
497
904
2,400
2,593
Current period change in fair value of derivatives
(140)
436
1,535
1,450
Unrealized loss on available-for-sale securities
(818)
(215)
(2,385)
(2,961)
Other comprehensive loss
(72,447)
(18,780)
(153,734)
(28,119)
Comprehensive (loss) income
(46,539)
12,293
(93,634)
75,186
Less: Comprehensive

loss attributable to
noncontrolling interest
(3)
(15)
(5)
(68)
Comprehensive (loss) income attributable to Quaker Chemical
Corporation
$
(46,542)
$
12,278
$
(93,639)
$
75,118
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)
Unaudited
September 30, December 31,
2022 2021
ASSETS

Current assets

Cash and cash equivalents
$
138,891
$
165,176
Accounts receivable, net

461,912

430,676
Inventories

Raw materials and supplies
165,280
129,382
Work-in-process

and finished goods
151,860
135,149
Prepaid expenses and other current assets

66,760

59,871
Total current

assets

984,703

920,254
Property, plant and equipment,

at cost

425,650

434,344
Less: Accumulated depreciation
(237,276)
(236,824)
Property, plant and equipment,

net
188,374
197,520
Right of use lease assets
37,005
36,635
Goodwill

591,032

631,194
Other intangible assets, net

915,956

1,027,782
Investments in associated companies

76,748

95,278
Deferred tax assets

10,519

16,138
Other non-current assets

27,163

30,959
Total assets $
2,831,500
$
2,955,760
LIABILITIES AND EQUITY

Current liabilities

Short-term borrowings and current portion of long-term debt $
20,471
$
56,935
Accounts payable

209,343

226,656
Dividends payable
7,800
7,427
Accrued compensation

32,993

38,197
Accrued restructuring
1,798
4,087
Accrued pension and postretirement benefits
1,536
1,548
Other accrued liabilities

91,790

95,617
Total current

liabilities

365,731

430,467
Long-term debt

931,491

836,412
Long-term lease liabilities
25,697
26,335
Deferred tax liabilities

151,208

179,025
Non-current accrued pension and postretirement benefits
38,222
45,984
Other non-current liabilities

39,521

49,615
Total liabilities

1,551,870

1,567,838
Commitments and contingencies (Note 18)
Equity

Common stock $
1

par value; authorized
30,000,000

shares; issued and

outstanding 2022 –
17,931,205

shares; 2021 –
17,897,033

shares
17,931
17,897
Capital in excess of par value

925,037

917,053
Retained earnings

553,685

516,334
Accumulated other comprehensive loss

(217,655)

(63,990)
Total Quaker

shareholders’ equity

1,278,998

1,387,294
Noncontrolling interest

632
628
Total equity
1,279,630
1,387,922
Total liabilities and equity $
2,831,500
$
2,955,760
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
Unaudited
Nine Months Ended
September 30,

2022 2021
Cash flows from operating activities

Net income $
60,100
$
103,305
Adjustments to reconcile net income to net cash used in operating activities:

Amortization of debt issuance costs

2,589

3,562
Depreciation and amortization

60,692

65,440
Equity in undistributed earnings of associated companies, net of dividends

3,612

(7,563)
Acquisition-related fair value adjustments related to inventory
—
801
Deferred compensation, deferred taxes and other,

net

(8,811)

(21,865)
Share-based compensation

8,635

8,441
Loss on extinguishment of debt
5,246
—
Gain on disposal of property, plant,

equipment and other assets

(33)

(4,819)
Combination and other acquisition-related expenses, net of payments
(4,265)
(1,705)
Restructuring and related (credits) charges
(604)
593
Pension and other postretirement benefits

(6,556)

(5,638)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable

(65,256)

(68,664)
Inventories

(72,386)

(72,962)
Prepaid expenses and other current assets

(11,081)

(24,512)
Change in restructuring liabilities
(1,234)
(4,557)
Accounts payable and accrued liabilities

3,059

32,652

Net cash (used in) provided by operating activities

(26,293)

2,509
Cash flows from investing activities

Investments in property,

plant and equipment

(20,230)

(12,823)
Payments related to acquisitions, net of cash acquired

(9,421)

(31,975)
Proceeds from disposition of assets
65
14,744

Net cash used in investing activities

(29,586)

(30,054)
Cash flows from financing activities

Payments of long-term debt

(668,500)

(28,558)
Proceeds from long-term debt
750,000
—
(Payments) borrowings on revolving credit facilities, net

(10,418)

39,143
Borrowings (payments) on other debt, net
2,131

(585)
Financing-related debt issuance costs
(3,734)
—
Dividends paid

(22,302)

(21,175)
Stock options exercised, other

(616)

704

Net cash provided by (used in) financing activities

46,561

(10,471)

Effect of foreign exchange rate changes on cash

(16,967)

(2,486)
Net decrease in cash and cash equivalents

(26,285)

(40,502)
Cash and cash equivalents at the beginning of the period

165,176

181,895
Cash and cash equivalents at the end of the period $
138,891
$
141,393
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity

(Unaudited; Dollars in thousands, except per share amounts)
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
comprehensive (loss) income
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
$
629
$
1,330,566
Net income
—
—
25,867
—
41
25,908
Amounts reported in other
comprehensive loss
—
—
—
(72,409)
(38)
(72,447)
Dividends ($
0.435

per share)
—
—
(7,803)
—
—
(7,803)
Share issuance and equity-based
compensation plans
11
3,395
—
—
—
3,406
Balance at September 30, 2022
$
17,931
$
925,037
$
553,685
$
(217,655)
$
632
$
1,279,630
The accompanying notes are an integral part

of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
7
Note 1 – Basis of Presentation and Description of Business

Basis of Presentation
As used in these Notes to Condensed Consolidated Financial Statements of

this Quarterly Report on Form 10-Q for the period
ended September 30, 2022 (the “Report”),

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

The results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be
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

Global Specialty
Businesses.
Hyper-inflationary economies
Based on various indices or index compilations being used to monitor inflation as well as economic instability,

Argentina’s and
Türkiye’s economies were

considered hyper-inflationary under U.S. GAAP effective

July 1, 2018 and April 1, 2022, respectively.

As
of, and for the three and nine months ended September 30, 2022,

the Company's Argentine

and Turkish subsidiaries represented a
combined
1
% and
2
% of the Company’s consolidated

total assets and net sales, respectively.

During the three and nine months ended
September 30, 2022, the Company recorded $
1.0

million and $
1.2

million, respectively,

of remeasurement losses associated with the
applicable currency conversions related to Argentina

and Türkiye.

Comparatively, during the three

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

Condensed Consolidated Statements of Income.
Note 2 – Business Acquisitions
2022 Acquisitions

Subsequent to the date of these financial statements, in October 2022,

the Company acquired a business that provides pickling and
rinsing products and services, which is part of the EMEA reportable segment,

for approximately
3.5

million EUR or approximately
$
3.5

million.

This acquisition, along with the Company’s

January 2022 acquisition in the Americas (described below), which had similar specializations and product offerings in pickling

inhibitor technologies, strengthens Quaker Houghton’s

position in pickling
inhibitors and additives, enabling the Company to better support and optimize production processes for customers across the Metals industry.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
8
In January 2022, the Company acquired a business that provides pickling inhibitor technologies, drawing lubricants and stamping
oil, and various other lubrication, rust preventative, and cleaner applications,

which is part of the Americas reportable segment for
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

During the third quarter
of 2022 the Company finalized post-closing adjustments that resulted in the Company paying less than $
0.1

million of additional
purchase consideration.

Factors contributing to the purchase price that resulted in goodwill included the acquisition of business
processes and personnel that will allow Quaker Houghton to better serve its customers.
In January 2022, the Company acquired a business related to the sealing and impregnation of metal castings for the automotive
sector, as well as impregnation resin and

impregnation systems for metal parts, which is part of the Global Specialty Businesses reportable segment for approximately
1.2

million EUR or approximately $
1.4

million.

This business expands the Company's
geographic presence in Germany as well as broadens its product offerings and service capabilities within its existing impregnation
business.
The results of operations of the January 2022 acquisitions subsequent to the respective acquisition dates are included in the
unaudited Condensed Consolidated Statements of Income for the nine month period ended September 30, 2022.

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

The results of operations of the October acquisition is not included in the Consolidated Statements of

Operations because
the date of closing was subsequent to September 30, 2022.

Preliminary purchase price allocation of assets acquired and liabilities assumed for this business acquired has not been presented as that information is not available as of the date of these Condensed
Consolidated Financial Statements.
Previous Acquisitions

In November 2021, the Company acquired Baron Industries (“Baron”),

a privately held company that provides vacuum
impregnation services of castings, powder metals and electrical components for its Global Specialty Businesses reportable segment for
$
11.0

million, including an initial cash payment of $
7.1

million, subject to post-closing adjustments as well as certain earn-out provisions that are payable at various times from 2022 through 2025.

The earn-out provisions could total a maximum of $
4.5

million.

In September 2022, the Company paid $
2.5

million related to certain of these earnout provisions.

The Company recorded an
incremental earn-out expense of $
0.1

million during the three and nine months ended September 30, 2022 related to these earnout
provisions, recorded within the financial

statement caption “Combination, integration and other acquisition-related expenses” on the
Company’s Condensed Consolidated

Statements of Income.

As of September 30, 2022, the Company has remaining earnout liabilities recorded on its Condensed Consolidated Balance Sheet of $
1.6

million.

The Company allocated $
8.0

million of the purchase price to
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

Houghton to better serve its customers.

During
the third quarter of 2022 the Company finalized post-closing adjustments that resulted in the Company receiving less than $
0.1
million.

In November 2021, the Company acquired a business that provides hydraulic fluids, coolants, cleaners, and rust preventative oils
in Türkiye for its EMEA reportable segment for
3.2

million EUR or approximately $
3.7

million.
In September 2021, the Company acquired the remaining interest in Grindaix

GmbH (“Grindaix”), a Germany-based, high-tech
provider of coolant control and delivery systems for its Global Specialty Businesses reportable segment for
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

As of September 30, 2022, the allocation of the purchase price of all of the Company’s

2022 acquisitions, the acquisition in
Türkiye and Baron have not been finalized and the one-year measurement period has not ended.

Further adjustments may be
necessary as a result of the Company’s

on-going assessment of additional information related to the fair value of assets acquired and
liabilities assumed.

In December 2020, the Company acquired Coral Chemical Company,

LLC (“Coral”), a privately held U.S.-based provider of
metal finishing fluid solutions.

Subsequent to the acquisition, the Company and the sellers of Coral (the

“Sellers”) have worked to
finalize certain post-closing adjustments.

During the second quarter of 2022, after failing to reach resolution,

the Sellers filed suit
asserting certain amounts owed related to tax attributes of the acquisition.

During the third quarter of 2022, there have been no
material changes to the facts and circumstances of the claim asserted by the

Sellers, and the Company continues to believe the
potential range of exposure for this claim is $
0

to $
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
10
The following table presents information about the performance of the Company’s reportable segments for the three and nine
months ended September 30, 2022 and 2021.
Three Months Ended Nine Months Ended
September 30,

September 30,

2022 2021 2022 2021
Net sales

Americas $
186,546
$
150,799
$
513,438
$
425,343
EMEA

113,367

122,241

362,107

365,491
Asia/Pacific

91,211

98,659

295,273

286,924
Global Specialty Businesses

101,094

77,373

287,959

236,359
Total net sales $
492,218
$
449,072
$
1,458,777
$
1,314,117
Segment operating earnings
Americas $
44,986
$
31,273
$
107,991
$
97,155
EMEA
9,883
20,153
39,932
68,802
Asia/Pacific
23,336
23,285
67,469
73,990
Global Specialty Businesses

30,746

20,663

83,622

69,041
Total segment operating

earnings

108,951

95,374

299,014

308,988
Combination, integration and other acquisition-related expenses
(2,107)
(5,786)
(7,992)
(18,259)
Restructuring and related credits (charges), net
1,423
880
604
(593)
Fair value step up of acquired inventory sold

-
-
-
(801)
Non-operating and administrative expenses
(47,852)
(38,691)
(139,894)
(122,760)
Depreciation of corporate assets and amortization

(15,806)

(15,767)

(45,817)

(46,855)
Operating income
44,609
36,010
105,915
119,720
Other income (expense), net
85
647
(10,520)
19,344
Interest expense, net

(8,389)

(5,637)

(20,228)

(16,725)
Income before taxes and equity in net income of
associated companies $
36,305
$
31,020
$
75,167
$
122,339
Inter-segment revenues for the three and nine months ended September

30, 2022, were $
2.6

million and $
8.8

million for
Americas, $
6.4

million and $
27.7

million for EMEA, $
0.3

million and $
0.7

million for Asia/Pacific, and $
2.3

million and $
6.0

million
for Global Specialty Businesses, respectively.

Inter-segment revenues

for the three and nine months ended September 30, 2021, were
$
3.6

million and $
9.3

million for Americas, $
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

Company.

The
Company transferred third-party products under arrangements recognized on a net reporting basis of $
21.4

million and $
61.7

million
for the three and nine months ended September 30, 2022, respectively,

and $
18.9

million and $
53.4

million for the three and nine
months ended September 30, 2021, respectively.
Customer Concentration
A significant portion of the Company’s

revenues are realized from the sale of process fluids and services to manufacturers of steel, aluminum, automobiles, aerospace,

industrial and agricultural equipment, and durable goods.

As previously disclosed in the
Company’s 2021 Form 10-K, for

the year ended December 31, 2021, the Company’s

five largest customers (each composed of
multiple subsidiaries or divisions with semiautonomous purchasing authority)

accounted for approximately
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
(Unaudited)
11
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Condensed

Consolidated Balance Sheets as of September 30, 2022
or December 31, 2021.
The Company had approximately $
6.0

million and $
7.0

million of deferred revenue as of September 30, 2022 and December 31,
2021, respectively.

For the nine months ended September 30, 2022, the Company satisfied all of the associated performance
obligations and recognized into revenue the advance payments received and recorded as of December 31, 2021.
Disaggregated Revenue
The Company sells its various industrial process fluids, its specialty chemicals and its technical expertise as a global product
portfolio.

The Company generally manages and evaluates its performance by segment first, and then by customer industry,

rather than
by individual product lines.

Also, net sales of each of the Company’s major product

lines are generally spread throughout all three of
the Company’s geographic

regions, and in most cases, are approximately proportionate to the level of total sales in each region.
The following tables disaggregate the Company’s

net sales by segment, geographic region, customer industry,

and timing of
revenue recognized for the three and nine months ended September 30, 2022 and 2021.
Three Months Ended September 30, 2022
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
69,249
$
32,690
$
52,856
$
154,795
Metalworking and other
117,297
80,677
38,355
236,329
186,546
113,367
91,211
391,124
Global Specialty Businesses
67,469
20,185
13,440
101,094
$
254,015
$
133,552
$
104,651
$
492,218
Timing of Revenue Recognized
Product sales at a point in time
$
244,162
$
127,045
$
101,945
$
473,152
Services transferred over time
9,853
6,507
2,706
19,066
$
254,015
$
133,552
$
104,651
$
492,218
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
(Unaudited)
12
Nine Months Ended September 30, 2022
Consolidated
Americas EMEA Asia/Pacific Total
Customer Industries
Metals
$
188,782
$
107,115
$
163,739
$
459,636
Metalworking and other
324,656
254,992
131,534
711,182
513,438
362,107
295,273
1,170,818
Global Specialty Businesses
187,099
61,530
39,330
287,959
$
700,537
$
423,637
$
334,603
$
1,458,777
Timing of Revenue Recognized
Product sales at a point in time
$
670,581
$
400,870
$
326,760
$
1,398,211
Services transferred over time
29,956
22,767
7,843
60,566
$
700,537
$
423,637
$
334,603
$
1,458,777
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
9 years
.

Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company has certain land
use leases with remaining lease terms up to
93 years
.
The Company has
no

material variable lease costs, sublease income or finance leases for three and nine months ended September
30, 2022 and 2021. The following table sets forth the components of the Company’s lease cost for three and nine

months ended
September 30, 2022 and 2021:
Three Months Ended Nine Months Ended
September 30, September 30,
2022 2021 2022 2021
Operating lease expense $
3,664
$
3,408
$
10,592
$
10,568
Short-term lease expense
201
221
625
755

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
13
Supplemental cash flow information related to the Company’s

leases is as follows:
Three Months Ended Nine Months Ended
September 30, September 30,
2022 2021 2022 2021
Cash paid for amounts included in the
measurement of lease liabilities:
Operating cash flows from operating leases $
3,768
$
3,365
$
10,575
$
10,433
Non-cash lease liabilities activity:
Leased assets obtained in exchange for new
operating lease liabilities
2,599
1,711
10,672
5,587
Supplemental balance sheet information related to the Company’s leases is as follows:
September 30, December 31,
2022 2021
Right of use lease assets $
37,005
$
36,635
Other current liabilities
11,143
9,976
Long-term lease liabilities
25,697
26,335
Total operating lease liabilities $
36,840
$
36,311
Weighted average

remaining lease term (years)
5.4
5.6
Weighted average

discount rate
4.43%
4.22%
Maturities of operating lease liabilities were as follows:
September 30,
2022
For the remainder of 2022 $
3,262
For the year ended December 31, 2023
10,668
For the year ended December 31, 2024
8,429
For the year ended December 31, 2025
6,087
For the year ended December 31, 2026
4,512
For the year ended December 31, 2027 and beyond
6,785
Total lease payments
39,743
Less: imputed interest
(2,903)
Present value of lease liabilities $
36,840
Note 7 – Restructuring and Related Activities
The Company’s management approved a global restructuring plan (the “QH Program”) as part of its plan to realize certain cost synergies associated with the Combination in the third quarter of 2019. The QH Program included restructuring and associated severance costs to reduce total headcount by approximately 400 people globally, as well as the closure of certain manufacturing and non-manufacturing facilities. The exact timing to complete all actions and final costs associated with the QH Program depend on a number of factors and are subject to change; however, the Company had reduction in headcount and site closures under the QH
Program in 2022 and expects final headcount reductions to continue into 2023. Employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
14
All costs incurred related to severance costs to reduce headcount, including customary and routine adjustments to initial estimates
for employee separation costs, as well as costs to close certain facilities are recorded in Restructuring and related (credits) charges in
the Company’s Condensed

Consolidated Statements of Income.

The credits recognized in the nine months ended September 30, 2022 reflect customary and routine adjustments to initial estimates for employee separation costs.

At this time, the Company does not
expect to incur material additional costs under the QH Program.

As described in Note 4 of the Notes to Condensed Consolidated
Financial Statements, restructuring and related charges

are not included in the Company’s calculation of

reportable segments’ measure
of operating earnings and therefore these costs are not reviewed by or recorded to reportable segments.
Activity in the Company’s accrual

for restructuring under the QH Program for the nine months ended September 30, 2022 is as
follows:
QH Program
Accrued restructuring as of December 31, 2021
$
4,087
Restructuring and related (credits)
(604)
Cash payments
(1,234)
Currency translation adjustments

(451)
Accrued restructuring as of September 30, 2022
$
1,798
Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Condensed Consolidated Statements of Income
for the three and nine months ended September 30, 2022 and 2021:

Three Months Ended Nine Months Ended
September 30,

September 30,

2022 2021 2022 2021
Stock options $
533
$
298
$
1,269
$
938
Non-vested stock awards and restricted stock units
1,783
1,277
4,998
3,963
Non-elective and elective 401(k) matching contribution in stock
—
—
—
1,553
Director stock ownership plan
9
241
53
660
Performance stock units
875
491
2,314
1,327
Total share-based

compensation expense
$
3,200
$
2,307
$
8,634
$
8,441
Share-based compensation expense is recorded in SG&A, except for less than

$
0.1

million and $
0.2

million for the three and nine
months ended September 30, 2022, respectively,

and $
0.2

million and $
0.7

million for the three and nine months ended September 30,
2021,

respectively, recorded within

Combination, integration and other acquisition-related expenses.
Stock Options
During the first nine months of 2022, the Company granted stock options under its long-term incentive plan (“LTIP”)

that are
subject only to time vesting over a
three year

period.

For the purposes of determining the fair value of stock option awards, the
Company used a Black-Scholes option pricing model and the assumptions set forth in the table below:
March 2022 July 2022
Grant Grant
Number of options granted
27,077
4,837
Dividend yield
0.80
%
0.79
%
Expected volatility
38.60
%
40.47
%
Risk-free interest rate
2.07
%
2.87
%
Expected term (years)
4.0
4.0
The fair value of these options is amortized on a straight-line basis over the vesting period.

As of September 30, 2022,
unrecognized compensation expense related to all stock options granted was $
2.0

million, to be recognized over a weighted average
remaining period of
1.5

years.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
15
Restricted Stock Awards

and Restricted Stock Units
During the nine months ended September 30, 2022, the Company granted
35,846

non-vested restricted shares and
4,490

non-
vested restricted stock units under its LTIP,

which are subject to time-based vesting, generally over a
three year

period.

The fair value
of these grants is based on the trading price of the Company’s common stock on the date of grant.

The Company adjusts the grant
date fair value of these awards for expected forfeitures based on historical experience.

As of September 30, 2022, unrecognized
compensation expense related to the non-vested restricted

shares was $
5.9

million, to be recognized over a weighted average
remaining period of
1.6

years, and unrecognized compensation expense related to non-vested restricted stock units was $
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
2022
Grants
Number of PSUs granted
18,462
Risk-free interest rate
2.11
%
Dividend yield
0.93
%
Expected term (years)
3.0
As of September 30, 2022, based on the conditions of the PSUs and performance to date for each award, the Company estimates
that it will
no
t issue any fully vested shares as of the applicable settlement date of all outstanding

PSUs awards.

As of September 30,
2022, there was approximately $
4.8

million of total unrecognized compensation cost related to PSUs which the Company expects to
recognize over a weighted-average period of
2.0

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
than cash.

There were
no

matching contributions in stock for the three and nine months ended September 30, 2022.

For the nine
months ended September 30, 2021, total contributions were $
1.5

million.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
16
Note 9 – Pension and Other Postretirement

Benefits
The components of net periodic benefit (income) cost for the three and nine months ended September 30, 2022 and 2021 are as
follows:
Three Months Ended September 30,

Nine Months Ended September 30,

Other Other
Postretirement Postretirement
Pension Benefits Benefits Pension Benefits Benefits
2022 2021 2022 2021 2022 2021 2022 2021
Service cost (income) $
166
$
289
$
1
$
(2)
$
520
$
921
$
1
$
1
Interest cost (income)
1,272
1,078
8
(1)
3,949
3,262
19
20
Expected return on plan assets
(1,942)
(2,075)
—
—
(6,038)
(6,250)
—
—
Actuarial loss (gain)
amortization
238
737
(23)
(85)
743
2,449
(70)
(85)
Prior service cost (income)
amortization
3
3
(8)
—
8
8
(17)
—
Net periodic benefit (income)

cost
$
(263)
$
32
$
(22)
$
(88)
$
(818)
$
390
$
(67)
$
(64)
Employer Contributions
As of September 30, 2022, $
5.5

million and $
0.1

million of contributions have been made to the Company’s

U.S. and foreign
pension plans and its other postretirement benefit plans, respectively

.

Taking into consideration

current minimum cash contribution
requirements, the Company currently expects to make full year cash contributions of approximately $
6.6

million to its U.S. and
foreign pension plans and approximately $
0.2

million to its other postretirement benefit plans in 2022
.
Note 10 – Other Income (Expense), Net
The components of other income (expense), net, for the three and nine months ended September 30, 2022 and 2021 are as
follows:
Three Months Ended Nine Months Ended
September 30,

September 30,

2022 2021 2022 2021
Income from third party license fees $
253
$
314
$
906
$
1,026
Foreign exchange (losses) gain, net
(1,928)
368
(5,859)
(1,948)
Gain (loss) on disposals of property,

plant, equipment and other
assets, net
48
(537)
33
4,819
Non-income tax refunds and other related credits (expense)
122
3
(1,617)
14,395
Pension and postretirement benefit income,

non-service components
452
343
1,406
596
Loss on extinguishment of debt
—
—
(6,763)
—
Gain on insurance recoveries
1,104
—
1,104
—
Other non-operating income, net
34
156
270
456
Total other income

(expense), net
$
85
$
647
$
(10,520)
$
19,344
Gain (loss) on disposals of property,

plant, equipment and other assets, net, during the three months ended September 30, 2021, includes losses related to certain fixed asset disposals resulting from property damage.

See Note 18 of Notes to Condensed
Consolidated Financial Statements.

During the nine months ended September 30, 2021, this caption also includes the gain on the sale
of certain held-for-sale real property assets related to

the Combination.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
17
Non-income tax refunds and other related credits (expense) during the nine months ended September 30, 2022, includes
adjustments to Combination-related indemnification assets associated with the settlement of certain income tax audits at certain of the
Company’s Italian and German

affiliates for tax periods prior to August 1, 2019.

See Note 11 of Notes to Condensed Consolidated
Financial Statements.

During the nine months ended September 30, 2021 this caption includes certain non-income tax credits for the
Company’s Brazilian subsidiaries.

See Note 18 of Notes to Condensed Consolidated Financial Statements.

Loss on extinguishment of debt during the nine months ended September

30, 2022 includes the write-off of certain previously
unamortized deferred financing costs as well as a portion of the third party and creditor debt issuance costs incurred to execute an amendment to the Company’s primary

credit facility.

See Note 14 of Notes to the Condensed Consolidated Financial Statements.
Gain on insurance recoveries during the three and nine months ended September

30, 2022, reflects payments received from
insurers related to the property damage incurred during the three months ended September 2021, noted above.

See Note 18 of Notes
to the Condensed Consolidated Financial Statements.
Note 11 – Income Taxes

and Uncertain Income Tax

Positions
The Company’s effective

tax rates for the three and nine months ended September 30, 2022 were
28.1
% and
19.2
%, respectively,
compared to
2.6
% and
21.8
% for the three and nine months ended September 30, 2021, respectively.

The Company’s effective

tax
rate for the nine months ended September 30, 2022 was impacted by various items including a decline in forecasted profits and
earnings mix, foreign tax inclusions, changes in the valuation allowance for foreign tax credits, the impact of audit settlements reached with Italian tax authorities, a reduction in reserves for uncertain tax positions and withholding taxes.

In addition, the Company
incurred higher tax expense during the three and nine months ended

September 30, 2022 at one of its subsidiaries as it accrued taxes at a statutory tax rate of
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

As of September 30, 2022 this deferred tax liability balance was $
6.9

million.

As of September 30, 2022, the
Company’s cumulative liability

for gross unrecognized tax benefits was $
16.2

million, a decrease of approximately $
6.3

million from
the cumulative liability accrued as of December 31, 2021.
The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of taxes on
income before equity in net income of associated companies in its Condensed

Consolidated Statements of Income.

The Company
recognized an expense for interest of $
0.1

million and a benefit for interest of $
0.2

million and a benefit of less than $
0.1

million and
$
1.6

million for penalties in its Condensed Consolidated Statement of Income for

the three and nine months ended September 30,
2022, respectively,

and recognized an expense for interest of approximately $
0.2

million and $
0.4

million and a benefit of less than
$
0.1

million and $
0.2

million for penalties in its Condensed Consolidated Statement of Income for the

three and nine months ended
September 30, 2021, respectively.

As of September 30, 2022, the Company had accrued $
2.6

million for cumulative interest and $
1.4
million for cumulative penalties in its Condensed Consolidated

Balance Sheets, compared to $
3.1

million for cumulative interest and
$
3.1

million for cumulative penalties accrued at December 31, 2021.
During the nine months ended September 30, 2022 and 2021, the Company recognized decreases of $
3.8

million and $
1.2
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
4.1

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
2007
, Brazil from
2011
,
the Netherlands from
2016
, Canada, China, Mexico and the U.S. from
2017
, Germany, Spain and the United

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

As of September 30, 2022, the Company received $
1.6

million in refunds from the
Netherlands and Spain.

In February 2022, the Company received a settlement notice from the Italian taxing authorities confirming the
amount due of $
2.6

million, having granted the Company’s request

to utilize its remaining net operating losses to partially offset the
liability.

As of September 30, 2022, the Company has paid the full settlement amount,

of which approximately $
0.2

million was
confirmed to be refundable.

Houghton Italia, S.r.l was involved

in a corporate income tax audit with the Italian tax authorities covering tax years
2014

through
2018
.

During the fourth quarter of 2021, the Company settled a portion of the Houghton

Italia, S.r.l. corporate income tax audit

with
the Italian tax authorities for the tax years 2014 and 2015.

During the nine months ended September 30, 2022, the Company settled tax years 2016 through 2018 for a total of $
2.1

million.

In total, the Company has now settled all years 2014 through 2018 for $
3.7
million.

Accordingly, the Company has

released all reserves relating to this audit for the settled tax years.

As a result of the
settlement and reserve release the Company recognized a net benefit to the tax provision of $
1.9

million during the first nine months
of 2022.

The Company has an indemnification receivable of approximately $
3.6

million in connection with its claim against the
former owners of Houghton for any pre-Combination tax

liabilities arising from this matter, as well as other audit settlements.
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations for the three and nine months ended September 30, 2022 and
2021:
Three Months Ended

Nine Months Ended
September 30,

September 30,

2022 2021 2022 2021
Basic earnings per common share

Net income attributable to Quaker Chemical Corporation
$
25,867
$
31,058
$
60,026
$
103,243
Less: income allocated to participating securities

(115)

(119)

(250)

(413)
Net income available to common shareholders
$
25,752
$
30,939
$
59,776
$
102,830
Basic weighted average common shares outstanding
17,847,305
17,812,216
17,835,976
17,800,082
Basic earnings per common share
$
1.44
$
1.74
$
3.35
$
5.78
Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation
$
25,867
$
31,058
$
60,026
$
103,243
Less: income allocated to participating securities
(115)

(119)

(250)

(412)
Net income available to common shareholders
$
25,752
$
30,939
$
59,776
$
102,831
Basic weighted average common shares outstanding
17,847,305
17,812,216
17,835,976
17,800,082
Effect of dilutive securities
12,566
58,176
15,465
59,986
Diluted weighted average common shares outstanding
17,859,871
17,870,392
17,851,441
17,860,068
Diluted earnings per common share
$
1.44
$
1.73
$
3.35
$
5.76
Certain stock options, restricted stock units and PSUs are not included in the diluted earnings per share calculation when the
effect would have been anti-dilutive.

The calculated amount of anti-diluted shares not included were
25,896

and
24,618

for the three
and nine months ended September 30, 2022, respectively,

and
5,531

and
3,722

for the three and nine months ended September 30,
2021, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
19
Note 13 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended

September 30, 2022 were as follows:
Global
Specialty
Americas EMEA Asia/Pacific Businesses Total
Balance as of December 31, 2021 $
214,023
$
135,520
$
162,458
$
119,193

$
631,194
Goodwill additions (reductions)
1,853
—
—
(59)
1,794
Currency translation adjustments

(810)
(16,826)
(16,462)
(7,858)
(41,956)
Balance as of September 30, 2022 $
215,066
$
118,694
$
145,996
$
111,276

$
591,032
Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of September 30, 2022 and
December 31, 2021 were as follows:
Gross Carrying Accumulated
Amount Amortization
2022 2021 2022 2021
Customer lists and rights to sell $
803,346

$
853,122

$
173,893

$
147,858
Trademarks, formulations and product

technology

150,164

163,974

42,484

38,747
Other

6,611

6,309

5,973

5,900
Total definite-lived

intangible assets
$
960,121

$
1,023,405

$
222,350

$
192,505
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives.

The Company recorded
$
14.1

million and $
43.3

million of amortization expense for the three and nine months ended September

30, 2022, respectively.

Comparatively,

the Company recorded $
14.9

million and $
44.7

million of amortization expense for the three and nine months ended
September 30, 2021, respectively.

Estimated annual aggregate amortization expense for the current year and subsequent five years and beyond is as follows:
For the year ended December 31, 2022 $
55,628
For the year ended December 31, 2023
55,454
For the year ended December 31, 2024
54,848
For the year ended December 31, 2025
54,027
For the year ended December 31, 2026
53,835
For the year ended December 31, 2027 and beyond
513,988
The Company had four indefinite-lived intangible assets totaling

$
178.2

million as of September 30, 2022, including $
177.1
million of indefinite-lived intangible assets for trademarks and tradenames associated with the Combination.

Comparatively, the
Company had four indefinite-lived intangible assets for trademarks and tradenames totaling $
196.9

million as of December 31, 2021.
The Company completes its annual goodwill and indefinite-lived intangible asset impairment test during the fourth quarter of
each year, or more frequently if triggering

events indicate a possible impairment.

The Company continually evaluates financial
performance, economic conditions and other recent developments in assessing if a triggering event indicates that the carrying values of goodwill, indefinite-lived, or long-lived assets are impaired.

The Company continues to monitor various financial, economic and geopolitical conditions impacting the Company,

including the ongoing Russia-Ukraine war and the Company’s

decision to cease
operations in Russia, continued raw material cost escalation, supply chain constraints and disruptions, as well as rising interest rates and the cost of capital among other factors.

The Company concluded that these and other factors, which have and continue to impact
the Company, did not

represent a triggering event during the third quarter of 2022, except for the Company’s EMEA reporting unit
and the associated goodwill, as well as the related asset group.

The Company concluded that during the third quarter of 2022 the escalation of these events adversely impacted EMEA’s

financial performance and represented a triggering event.
As a result of this conclusion, the Company completed an interim impairment assessment for its EMEA reporting unit, as well as
the related asset group, during the third quarter of 2022.

The Company concluded that the undiscounted cash flows exceeded the carrying value of the long-lived assets, and it is not more likely than not that an impairment exists.

In completing a quantitative
goodwill impairment test, the Company compares the reporting unit

’s fair value, primarily based on future

discounted cash flows, to
its carrying value in order to determine if an impairment charge is warranted.

The estimates of future discounted cash flows involve
considerable management judgment and are based upon certain significant assumptions including the weighted average cost of capital

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
20
as well as projected EBITDA, which includes assumptions related to revenue growth rates, gross margin levels and operating
expenses.

As a result of this interim impairment assessment,
the estimated fair value of the EMEA reporting unit exceeded its carrying value by approximately
22
% and the Company concluded no impairment was warranted.
Notwithstanding the results of the Company’s

interim impairment assessment, if the Company is unable to successfully implement selling price increases aimed at more than offsetting raw material costs and ongoing inflationary pressures and the financial performance of the EMEA reporting unit declines further,

or interest rates continue to rise and this leads to an increase in the cost of capital,

then it is possible these financial, economic and geopolitical conditions could result in another triggering event for the EMEA
reporting unit in the future and could lead to a potential impairment

.

In addition, if any of these financial, economic or geopolitical conditions has a more significant adverse effect on the Company,

these could lead to a potential impairment of the Company’s
goodwill or other indefinite-lived or long-lived assets.
Note 14 – Debt

Debt as of September 30, 2022 and December 31, 2021 includes the following:
As of September 30, 2022 As of December 31, 2021
Interest
Outstanding

Interest
Outstanding

Rate Balance Rate Balance
Credit Facilities:
Original Revolver
—
$
—
1.62%
$
211,955
Original U.S. Term

Loan
—
—
1.65%
540,000
Original Euro Term

Loan
—
—
1.50%
137,616
Amended Revolver
4.12%
201,536
—
—
Amended U.S. Term

Loan
4.26%
600,000
—
—
Amended Euro Term

Loan
1.50%
139,627
—
—
Industrial development bonds
5.26%
10,000
5.26%
10,000
Bank lines of credit and other debt obligations
Various
2,903
Various
1,777
Total debt
$
954,066
$
901,348
Less: debt issuance costs
(2,104)
(8,001)
Less: short-term and current portion of long-term debts
(20,471)
(56,935)
Total long-term debt
$
931,491
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

term, maturing in
August 2024
.

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
June 2027
; and
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
75

million annually and
25
% of consolidated
EBITDA if there is no default.

If the consolidated net leverage ratio is less than
2.50

to
1.00
, then the Company is no longer subject to
restricted payments.

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

As of September 30, 2022, the
Company was in compliance with all of the Amended Credit Facility covenants.
The weighted average variable interest rate incurred on the outstanding borrowings under the Original Credit Facility and the
Amended Credit Facility during the nine months ended September

30, 2022 was approximately
2.4
%. As of September 30, 2022, the
interest rate on the outstanding borrowings under the Amended Credit

Facility was approximately
3.8
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

net
leverage ratio.

The Company had unused capacity under the Amended Revolver of approximately

$
295

million, which is net of bank
letters of credit of approximately $
3

million, as of September 30, 2022.
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
Other assets on the Condensed Consolidated Balance Sheet.

These capitalized costs, as well as the previously capitalized costs that were not written off will collectively be amortized into Interest expense over the
five year

term of the Amended Credit Facility.

As of
September 30, 2022, the Company had $
2.1

million of debt issuance costs recorded as a reduction of Long-term debt on the
Condensed Consolidated Balance Sheet and $
4.6

million of debt issuance costs recorded within Other assets on the Condensed
Consolidated Balance Sheet.

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

As of September 30, 2022, the Company had not amended
its current interest rate swaps.

In October 2022, the Company’s interest

rate swap contracts expired.

Upon expiration, the Company is
entitled to a cash payment from the counterparties, which is materially consistent with the fair value as of September 30, 2022.

See
Note 17 of Notes to Condensed Consolidated Financial Statements.

Industrial development bonds
As of September 30, 2022 and December 31, 2021, the Company had fixed rate, industrial development authority bonds totaling
$
10.0

million in principal amount due in
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

Total unused
capacity under these arrangements as of September 30, 2022 was approximately

$
12

million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of September 30, 2022 were approximately $5 million.
The Company incurred the following debt related expenses included within Interest expense, net, in the Condensed Consolidated
Statements of Income:
Three Months Ended Nine Months Ended
September 30,

September 30,

2022 2021 2022 2021
Interest expense $
9,465
$
4,779
$
20,339
$
14,242
Amortization of debt issuance costs
353
1,187
2,589
3,562
Total $
9,818
$
5,966
$
22,928
$
17,804
Based on the variable interest rates associated with the Amended Credit Facility,

as of September 30, 2022 and the Original
Credit Facility as of December 31, 2021, the amounts at which the Company’s total debt were recorded are not materially different
from their fair market value.
On September 30, 2022, annual maturities on the Amended Credit Facility in the next five fiscal years (excluding the reduction to
long-term debt attributed to capitalized and unamortized debt issuance costs) are as follows:

`
September 30,
2022
For the remainder of 2022 $
4,623
For the year ended December 31, 2023
18,491
For the year ended December 31, 2024
23,113
For the year ended December 31, 2025
36,981
For the year ended December 31, 2026
36,981
For the year ended December 31, 2027
820,974
Total payments $
941,163

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
23
Note 15 – Accumulated Other Comprehensive Income
The following tables show the reclassifications from and resulting balances of accumulated other comprehensive income
(“AOCI”) for the three and nine months ended September 30, 2022 and 2021:
Defined Unrealized
Currency Benefit (Loss) Gain in
Translation Pension Available-for- Derivative
Adjustments Plans Sale Securities Instruments Total
Balance at June 30, 2022 $
(133,110)
$
(11,269)
$
(1,170)
$
303
$
(145,246)
Other comprehensive (loss) income before

Reclassifications
(71,948)
453
(1,006)
(182)
(72,683)
Amounts reclassified from AOCI
—
210
(30)
—
180
Related tax amounts
—
(166)
218
42
94
Balance at September 30, 2022 $
(205,058)
$
(10,772)
$
(1,988)
$
163
$
(217,655)
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
(155,215)
2,535
(3,326)
1,993
(154,013)
Amounts reclassified from AOCI
—
657
306
—
963
Related tax amounts
—
(792)
635
(458)
(615)
Balance at September 30, 2022 $
(205,058)
$
(10,772)
$
(1,988)
$
163
$
(217,655)
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

Measurements at September 30, 2022
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance $
2,018
$
—
$
2,018
$
—
Total $
2,018
$
—
$
2,018
$
—
Fair Value

Measurements at December 31, 2021
Total
Using Fair Value

Hierarchy
Assets Fair Value Level 1 Level 2 Level 3
Company-owned life insurance

$
2,533
$
—
$
2,533
$
—
Total $
2,533
$
—
$
2,533
$
—
The fair values of Company-owned life insurance assets are based on quotes for like instruments with similar credit ratings and
terms.

The Company did
no
t hold any Level 3 investments as of September 30, 2022 or December 31,

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
In October 2022, the Company’s

interest rate swap contracts expired.

Upon expiration, the Company is entitled to a cash payment
from the counterparties, which is materially consistent with the fair value as of

September 30, 2022.

The balance sheet classification and fair values of the Company’s derivative instruments, which are Level 2 measurements, are as follows:
Fair Value
Condensed Consolidated
September 30,

December 31,
Balance Sheet Location 2022 2021
Derivatives designated as cash flow hedges:
Interest rate swaps Prepaid expenses and other current assets
$
212
$
—
Other accrued liabilities
—
1,782
$
212
$
1,782
The following table presents the net unrealized (gain) loss deferred to AOCI:
September 30,

December 31,
2022 2021
Derivatives designated as cash flow hedges:
Interest rate swaps AOCI $
163
$
1,372
$
163
$
1,372

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
25
The following table presents the net gain (loss) reclassified from AOCI to earnings:
Three Months Ended Nine Months Ended
September 30,

September 30,

2022 2021 2022 2021
Amount and location of expense reclassified Interest income
from AOCI into expense (effective portion) (expense), net $
134
$
(672)
$
(882)
$
(1,974)
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
Note 18 – Commitments and Contingencies
The Company previously disclosed in its 2021 Form 10-K that AC Products, Inc.

(“ACP”), a wholly owned subsidiary,

in 2007,
agreed to operate two groundwater treatment systems, so as to hydraulically contain groundwater contamination emanating from
ACP’s site until such time as the concentrations

of contaminants are below the current Federal maximum contaminant level for four
consecutive quarterly sampling events. In 2014, ACP ceased operation at one of its two groundwater treatment systems, as it had met the above condition for closure. As of September 30, 2022, ACP continues to operate the second groundwater treatment system, while
the Company discusses with the relevant authorities whether the second groundwater treatment system meets the conditions for
closure.

In addition, the Santa Ana Regional Water

Quality Control Board requested that ACP conduct additional indoor and outdoor
soil vapor testing on and near the ACP site to confirm that ACP continues to meet the applicable local soil vapor standards.

As of
September 30, 2022, ACP performed such testing and is awaiting the review of the results from the Santa Ana Regional Water

Quality
Control Board.
As of September 30, 2022, the Company believes that the range of pot ential-known liabilities associated with the balance of the
ACP water remediation program is approximately $
0.1

million to $
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

During the three and nine months ended September 30, 2022, there have been no significant
changes to the facts or circumstances of this previously disclosed matter,

aside from on-going claims and routine payments associated
with this litigation.

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

During the three and nine months ended September 30, 2022, there have been no
significant changes to the facts or circumstances of these previously disclosed matters, aside from on-going monitoring and
maintenance activities and routine payments associated with each of the sites.

The Company continually evaluates its obligations
related to such matters, and based on historical costs incurred and projected costs to be incurred over the next approximately 30 years, has estimated the range of costs for all of these environmental matters, on a discounted basis, to be between approximately $
5.0
million and $
6.0

million as of September 30, 2022, for which $
5.2

million was accrued within other accrued liabilities and other non-
current liabilities on the Company’s

Condensed Consolidated Balance Sheet as of September 30, 2022.

Comparatively, as of
December 31, 2021, the Company had $
5.6

million accrued for with respect to these matters.
Although there can be no assurance regarding the outcome of other unrelated environmental matters, the Company believes that it has made adequate accruals for costs associated with other environmental matters for which it is aware, and has accrued $
0.4

million
as of both September 30, 2022 and December 31, 2021, respectively,

to provide for such anticipated future environmental assessments and remediation costs.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Dollars in thousands, except per share amounts,

unless otherwise stated)
(Unaudited)
26
The Company previously disclosed in its 2021 Form 10-K that during the first nine months of 2021, one of the Company’s
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

As a result of these court
rulings in the first nine months of 2021, the Company recognized non-income tax credits of
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
position that there were
no

amounts owed by the Company.

The Company previously disclosed in its 2021 Form 10-K that two of the Company’s locations suffered property damages as a
result of flooding and electrical fire, respectively.

The Company maintains property and flood insurance for all of its facilities globally.

During the nine months ended September 30, 2022, there have been no significant changes to the facts or circumstances of
these previously disclosed matters, aside from the on-going restoration of both sites.

The Company, its insurance

adjuster and
insurance carrier are actively managing the remediation and restoration activities associated with these events and at this time the
Company has concluded, based on all available information and discussions with its insurance adjuster and insurance carrier,

that the
losses were covered under the Company’s

property and flood insurance coverage, net of an aggregate deductible of $
2.0

million.

Through September 30, 2022, the Company has received payments from its insurers of $
3.9

million associated with these events.

During the three months ended September 30, 2022, the Company recognized a gain on insurance recoveries of $
1.1

million.

The
Company has recorded an insurance receivable of $
0.2

million as of September 30, 2022.

See Note 10 of Notes to the Condensed
Consolidated Financial Statements.

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
Overall, the Company delivered solid results in the third quarter of 2022 despite continued and persistent financial, economic and
geopolitical headwinds, including ongoing raw material cost escalation and overall inflationary pressures, supply chain and logistics challenges, the direct and indirect impacts of the ongoing war in Ukraine, Zero-COVID policies in China, and foreign currency
volatility.

Notwithstanding these challenges, net sales in the third quarter of 2022 were $492.2 million, an increase of 10% compared
to $449.1 million in the third quarter of 2021.

This was primarily driven by an increase in selling price and product mix of approximately 25% and additional net sales from acquisitions of 1%, partially offset by a decline in organic sales volumes of 9% and
an unfavorable impact from foreign currency translation of 7%.

The increase in selling price and product mix was primarily the result of strategic price increases implemented to offset the

ongoing inflationary pressures that began at the onset of 2021 and have escalated throughout 2021 and into the first nine months of 2022.

The decline in organic sales volumes was primarily attributable to softer end
market conditions, particularly in Europe and Asia/Pacific, the wind-down of the tolling agreement for products previously divested
related to the Combination and the direct and indirect impacts of the ongoing war in Ukraine.

The Company generated net income in the third quarter of 2022 of $25.9 million,

or $1.44 per diluted share, compared to net
income of $31.1 million, or $1.73 per diluted share in the third quarter of 2021.

Excluding non-recurring items in each period, the
Company’s third quarter of 2022

non-GAAP earnings per diluted share were $1.74 compared to $1.63 in the prior year quarter and the
Company’s current quarter

adjusted EBITDA was $70.3 million compared to $66.2 million in the third quarter of 2021.

These results
were primarily driven by higher net sales in the current quarter coupled with an improvement in gross margins compared to the prior
year quarter, partially offset

by the unfavorable impact of foreign currency translation and higher selling,

general and administrative
expenses (“SG&A”) as a result of significant year-over-year

inflationary pressures.

See the Non-GAAP Measures section of this Item
below, as well as other

items discussed in the Company’s

Consolidated Operations Review in the Operations section of this Item, below.
The Company’s third quarter

of 2022 operating performance in each of its four reportable segments: (i) Americas;

(ii) Europe,
Middle East and Africa (“EMEA”); (iii) Asia/Pacific; and (iv) Global Specialty

Businesses, reflect similar drivers to that of its
consolidated performance as each of the Company’s

reportable segments net sales benefitted from double-digit year-over-year increases in selling price and product mix, while those increases in net sales were partially offset by the significant and unfavorable
impact of foreign currency translation.

All geographic segments had lower organic sales volumes, however organic sales volumes for
the Global Speciality Businesses increased in the third quarter of

2022 compared to the prior year quarter due to continued end market demand.

Operating earnings for the Global Specialty Businesses and Americas increased compared to the prior year quarter, driven
by higher net sales and an improvement in margins.

Operating earnings for Asia/Pacific were relatively flat year-over-year as lower
net sales were offset by an improvement in the segment’s

margins.

EMEA operating earnings declined compared to the prior year due to the persistent and significant inflationary pressures on raw materials and other costs and the negative impact of foreign currency
translation, partially offset by continued price

realization.

Additional details of each segment’s operating

performance are further
discussed in the Company’s Reportable

Segments Review, in the Operations

section of this Item, below.
The Company had a net operating cash outflow of $26.3 million in the first nine months of 2022 compared to net operating cash
flow of $2.5 million in the first nine months of 2021.

The net operating cash outflow year-over-year reflects lower year-to-date operating performance in 2022 compared to 2021 as well as the continued

significant current year working capital investment
primarily related to higher accounts receivable due to the increase in net sales, higher inventory due to higher raw material costs and lower levels of accounts payable.

The key drivers of the Company’s

operating cash flow and working capital are further discussed in the Company’s Liquidity

and Capital Resources section of this Item, below.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Overall, the Company delivered another quarter of strong net sales growth,

driven by strong price realization, both sequentially
and year-over-year.

Coupled with an improvement in gross margin, these factors contributed to the Company’s current quarter
earnings growth despite the ongoing inflationary pressures, unfavorable foreign currency translation, macroeconomic and geopolitical challenges and other disruptions that impacted the Company’s customers and end markets. Looking at the remainder of 2022,

the
Company remains focused on executing on items within its control as it manages through a continued uneven end market environment and softer market conditions, primarily in Europe and Asia/Pacific.

The Company is encouraged by the resilience of its diversified portfolio despite significant uncertainty caused by several macroeconomic factors.

We continue

to expect to deliver further sequential
gross margin improvement in the fourth quarter

of 2022, as well as higher earnings in the second half of 2022 as compared to the first
half of 2022 and second half of 2021.

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

The
prolonged pandemic and resurgences of the outbreak including as new variants continue to emerge, and continued restrictions on day-
to-day life and business operations such as continuing restrictions in China,

as well as border controls or closures and transportation
disruptions,

may result in volume declines and lower net sales in future periods.

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

Quaker Chemical Corporation
Management’s Discussion and Analysis

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
Liquidity and Capital Resources
At September 30, 2022, the Company had cash and cash equivalents of

$138.9 million.

Total cash and cash equivalents was
$165.2 million at December 31, 2021.

The $26.3 million decrease in cash and cash equivalents was the net result of

$46.6 million of
cash provided by financing activities offset by $26.3 million of cash used in operating activities, $29.6

million of cash used in
investing activities and a $17.0 million negative impact due to the effect of foreign currency translation.
Net cash flows used in operating activities were $26.3 million in the first nine months of 2022 compared to net cash flows
provided by operating activities of $2.5 million in the first nine months of 2021.

The decrease in net operating cash flow year-over-
year reflects lower first nine months of the year operating performance in 2022 compared to 2021 as well as the continued significant current year working capital investment primarily related to higher accounts receivable due to the increase in net sales, higher inventory due to an increase in costs and, to a lesser extent, a build in certain inventory in response to global supply chain and logistics
challenges, as well as lower levels of accounts payable due to timing.
Net cash flows used in investing activities were $29.6 million in the first nine months of 2022 compared to $30.1 million in the
first nine months of 2021.

The relatively consistent level of cash used in investing activities year-over-year is the net result of lower
cash proceeds from the disposition of assets which included the sale of certain held-for-sale real property assets related to the
Combination in the prior year period, and higher capital expenditures in the current year largely related to certain infrastructure and sustainability-related spending,

partially offset by lower cash payments related to acquisitions as a result of the level of acquisition
activity in each year.

See Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report.

Net cash flows provided by financing activities were $46.6 million in the first nine months of 2022 compared to net cash flows
used in financing activities of $10.5 million in the first nine months of 2021.

The increase in net cash flows was primarily related to a
larger increase in borrowings in the current year under

the Company’s credit facility,

which was amended and extended, as further
described below, in

the second quarter of 2022.

In addition, the Company paid $22.3 million of cash dividends during the first nine months of 2022, a $1.1 million or 5% increase in cash dividends compared to the prior year.

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

If the Company’s consolidated

net leverage ratio is less
than 2.50 to 1.00 then the Company is no longer subject to restricted payments

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

In October 2022, the Company’s interest rate
swap contracts expired.

Upon expiration, the Company is entitled to a cash payment from the counterparties, which is materially
consistent with the fair value as of September 30, 2022.

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

Also in connection with executing the Amended Credit Facility,

during the third quarter of
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

As of September 30, 2022, the Company had $2.1 million of debt issuance costs recorded as a
reduction of Long-term debt on the Condensed Consolidated Balance Sheet and $4.6 million of debt issuance costs recorded within
Other assets on the Condensed Consolidated Balance Sheet.
As of September 30, 2022, the Company had Amended Credit Facility borrowings outstanding of $941.2 million.

As of
December 31, 2021, the Company had Original Credit Facility borrowings outstanding of $889.6 million.

The Company has unused
capacity under the Amended Revolver of approximately $295

million, net of bank letters of credit of approximately $3 million, as
September 30, 2022.

The Company’s other debt obligations are

primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $12.9 million and $11.8 million as of September 30, 2022 and December 31, 2021,
respectively.

Total unused capacity under

these arrangements as of September 30, 2022 was approximately $12 million.

The
Company’s total net debt

as of September 30, 2022 was $815.2 million.

Quaker Chemical Corporation
Management’s Discussion and Analysis

The Company incurred $10.4 million of total Combination, integration and other acquisition-related expenses in the first nine
months of 2022, which includes $2.4 million of other expenses related to indemnification assets, described in the Non-GAAP
Measures section of this Item below.

Comparatively, in the first nine months

of 2021, the Company incurred $13.6 million of total
Combination, integration and other acquisition-related expenses, which was net of a $5.4 million gain on the sale of certain held-for-
sale real property assets and also included $0.7 million of accelerated depreciation.

The Company had aggregate net cash outflows of
approximately $11.5 million related to the

Combination, integration and other acquisition-related expenses during the first nine
months of 2022 as compared to $20.0 million during the first nine months of 2021.

During the first nine months of 2022, the
Company incurred $10.7 million of strategic planning and transformation expenses.

The Company expects that these additional
operating costs and associated cash flows, as well as higher capital expenditures related to strategic planning, process optimization and
the next phase of the Company’s long

-term integration to further optimize its footprint, processes and other functions will continue in
2022 and extend into the next several years.
Quaker Houghton’s Management

approved, and the Company initiated, a global restructuring plan (the

“QH Program”) in the
third quarter of 2019 as part of its planned cost synergies associated with the Combination.

The QH Program included restructuring
and associated severance costs to reduce total headcount by approximately

400 people globally and plans for the closure of certain
manufacturing and non-manufacturing facilities.

The exact timing to complete all actions and final costs associated with the QH
Program will depend on a number of factors and are subject to change; however,

the Company has had reduction in headcount and site
closures under the QH Program in 2022 and expects final headcount reductions to continue into 2023.

At this time, the Company does
not expect to incur material additional costs under the QH Program.

The Company made cash payments related to the settlement of
restructuring liabilities under the QH Program during the first nine months of 2022 of approximately $1.8 million compared to $4.6
million in the first nine months of 2021.
As of September 30, 2022, the Company’s

gross liability for uncertain tax positions, including interest and penalties,

was $20.1
million.

The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position
liability.

However, should the entire liability be

paid, the amount of the payment may be reduced by up to $6.4 million as a result of offsetting benefits in other tax jurisdictions.
In 2021, two of the Company’s locations

suffered significant property damage as a result of flooding and electrical fire.

The
Company maintains property and flood insurance for all of its facilities globally.

The Company, its insurance

adjuster and insurance
carrier are actively managing the remediation and restoration activities associated with both of these events and at this time the
Company has concluded, based on all available information and discussions with its insurance adjuster and insurance carrier,

that the
losses incurred during 2021 were covered under the Company’s property and flood insurance coverage, net of an aggregate deductible of $2.0 million.

Through September 30, 2022, the Company has received payments from its insurers of

$3.9 million associated with
these events.

The Company has recorded an insurance receivable of $0.2 million as of September

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
Critical Accounting Policies and Estimates
The Company’s critical accounting

policies and estimates, as set forth in its 2021

Form 10-K remain materially consistent.

However, due to the ongoing financial,

economic and geopolitical conditions impacting the Company,

the Company re-evaluated
certain of its estimates, most notably its estimates and assumptions with regards to the fair value of its EMEA reporting unit during the
third quarter of 2022.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Goodwill:
The Company accounts for business combinations under

the acquisition method of accounting.

This method requires
the recording of acquired assets, including separately identifiable intangible assets, at their acquisition date fair values.

Any excess of
the purchase price over the estimated fair value of the

identifiable net assets acquired is recorded as goodwill.

The determination of
the estimated fair value of assets acquired requires management’s judgment and often involves the use of significant estimates and assumptions.

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

The Company continually

evaluates
financial performance, economic conditions and other recent developments in assessing if a triggering event indicates that the carrying values of goodwill, indefinite-lived, or long-lived assets are impaired.

The Company continues to monitor various financial, economic and geopolitical conditions impacting the Company,

including the ongoing Russia-Ukraine war and the Company’s

decision to cease
operations in Russia, continued raw material cost escalation, supply chain constraints and disruptions, as well as rising interest rates and the cost of capital among other factors.

The Company concluded that these and other factors, which have and continue to impact
the Company, did not

represent a triggering event during the third quarter of 2022, except for the Company’s

EMEA reporting unit
and the associated goodwill,

as well as the related asset group.

The Company concluded that during the third quarter of 2022 the escalation of these events adversely impacted EMEA’s

financial performance and represented a triggering event.

As a result of this conclusion, the Company completed an interim impairment assessment for its EMEA reporting unit, as well as
the related asset group, during the third quarter of 2022.

The Company concluded that the undiscounted cash flows exceeded the
carrying value of the long-lived assets and it is not more likely than not that an impairment exists.

In completing a quantitative
goodwill impairment test, the Company compares the reporting unit’s fair value, primarily based

on future discounted cash flows, to
its carrying value in order to determine if an impairment charge is warranted.

The estimates of future discounted cash flows involve
considerable management judgment and are based upon certain significan

t

assumptions including the weighted average cost of capital
as well as projected EBITDA, which includes assumptions related to revenue growth rates, gross margin levels and operating
expenses.

As a result of this interim impairment assessment, the estimated fair value of the EMEA reporting unit exceeded its
carrying value by approximately 22% and the Company concluded no impairment was warranted.

In completing the interim
quantitative impairment assessment, the Company used a WACC

assumption of approximately 10.0% and holding all other
assumptions constant, the WACC

would have to increase by approximately 1.8 percentage points before the Company’s EMEA
reporting unit would be considered impaired.

In addition, holding EBITDA margins and all other assumptions constant,

the
Company’s compound

annual revenue growth rate during the entire projection period would need to decline by approximately 3.0
percentage points before the Company’s

EMEA reporting unit would be considered impaired.

Similarly, holding reve

nue growth rates
and all other assumptions constant, the Company’s

average EBITDA margins throughout the entire projection

period would need to
decline by approximately 1.7 percentage points before the

Company’s EMEA reporting unit would be

considered impaired.

Notwithstanding the results of the Company’s

interim impairment assessment, if the Company is unable to successfully implement selling price increases aimed at more than offsetting raw material costs and ongoing inflationary pressures and the financial performance of the EMEA reporting unit declines further,

or interest rates continue to rise and this leads to an increase in the cost of capital, then it is possible these financial, economic and geopolitical conditions could result in another triggering event for the EMEA
reporting unit in the future and could lead to a potential impairment.

In addition, if any of these financial, economic or geopolitical conditions has a more significant adverse effect on

the Company, these could lead to a potential impairment

of the Company’s
goodwill or other indefinite-lived or long-lived assets.
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

(dollars in thousands unless otherwise noted, except per share amounts):
Non-GAAP Operating Income and Margin Reconciliations
Three Months Ended Nine Months Ended
September 30,

September 30,

2022 2021 2022 2021
Operating income $ 44,609 $ 36,010 $ 105,915 $ 119,720
Combination, restructuring and other

acquisition-related expenses (a)
717 5,083 7,421 20,371
Strategic planning and transformation expenses (b) 4,545 — 10,745 —
Executive transition costs (c) 913 285 2,097 1,097
Russia-Ukraine conflict related expenses (d) 88 — 2,183 —
Facility remediation costs, net (f) — 1,490 — 1,490
Other charges (e) 70 320 546 613
Non-GAAP operating income $ 50,942 $ 43,188 $ 128,907 $ 143,291
Non-GAAP operating margin (%) (m)
10.3% 9.6% 8.8% 10.9%

Quaker Chemical Corporation
Management’s Discussion and Analysis

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin
and Non-GAAP Net Income Reconciliations Three Months Ended Nine Months Ended
September 30,

September 30,

2022 2021 2022 2021
Net income attributable to Quaker Chemical Corporation $ 25,867 $ 31,058 $ 60,026 $ 103,243
Depreciation and amortization (a)(k) 19,908 21,542 61,491 66,334
Interest expense, net 8,389 5,637 20,228 16,725
Taxes on income before

equity in net (loss) income

of associated companies (l)
10,185 795 14,425 26,702
EBITDA 64,349 59,032 156,170 213,004
Equity loss (income) in a captive insurance company (i) 174 (108) 2,199 (4,071)
Combination, restructuring and other

acquisition-related expenses (a)
717 4,906 9,817 14,265
Strategic planning and transformation expenses (b) 4,545 — 10,745 —
Executive transition costs (c) 913 285 2,097 1,097
Russia-Ukraine conflict related expenses (d) 88 — 2,183 —
Facility remediation (recovery) costs, net (f) (1,104) 2,019 (1,104) 2,019
Brazilian non-income tax credits (g) — — — (13,293)
Loss on extinguishment of debt (h) — — 6,763 —
Other charges (e) 609 35 356 353
Adjusted EBITDA
$ 70,291 $ 66,169 $ 189,226 $ 213,374
Adjusted EBITDA margin (%) (m) 14.3% 14.7% 13.0% 16.2%
Adjusted EBITDA
$ 70,291 $ 66,169 $ 189,226 $ 213,374
Less: Depreciation and amortization - adjusted (a)
19,908 21,365 61,491 65,616
Less: Interest expense, net
8,389 5,637 20,228 16,725
Less: Taxes on income

before equity in net income

of associated companies - adjusted (a)(l)
10,821 9,765 27,189 31,277
Non-GAAP net income
$ 31,173 $ 29,402 $ 80,318 $ 99,756
Non-GAAP Earnings per Diluted Share Reconciliations Three Months Ended Nine Months Ended
September 30,

September 30,

2022 2021 2022 2021
GAAP earnings per diluted share attributable to
Quaker Chemical Corporation common shareholders $ 1.44 $ 1.73 $ 3.35 $ 5.76
Equity loss (income) in a captive insurance company

per diluted share (i)
0.01 (0.01) 0.12 (0.23)
Combination, restructuring and other

acquisition-related expenses per diluted share (a)
0.04 0.22 0.45 0.64
Strategic planning and transformation expenses per

diluted share (b)
0.19 — 0.46 —
Executive transition costs per diluted share (c) 0.04 0.01 0.09 0.05
Russia-Ukraine conflict related expenses per diluted share (d) 0.01 — 0.11 —
Facility remediation (recovery) costs, net per diluted share (f) (0.05) 0.09 (0.05) 0.09
Brazilian non-income tax credits per diluted share (g) — (0.04) — (0.48)
Loss on extinguishment of debt per diluted share (h) — — 0.29 —
Other charges per diluted share (e) 0.04 — 0.03 0.02
Impact of certain discrete tax items per diluted share (j) 0.02 (0.37) (0.37) (0.29)
Non-GAAP earnings per diluted share (n) $ 1.74 $ 1.63 $ 4.48 $ 5.56

Quaker Chemical Corporation
Management’s Discussion and Analysis

(a)
Combination, restructuring and other acquisition-related expenses include certain legal, financial, and other advisory and
consultant costs incurred in connection with the Combination integrat ion activities including internal control readiness and
remediation as well as costs incurred by the Company associated with the

QH restructuring program, which was initiated in the
third quarter of 2019 as part of the Company’s

plan to realize cost synergies associated with the Combination.

These amounts
also include expense associated with other of the Company’s

acquisitions, including certain legal, financial, and other advisory and consultant costs incurred in connection with due diligence as well as costs associated with selling inventory from acquired
businesses which was adjusted to fair value as part of purchase accounting.

These costs are not indicative of the future operating
performance of the Company.

Approximately $0.3 million and $0.5 million for the three and nine months ended September 30,
2022, respectively,

and approximately $0.2 million and $0.7 million in the three and nine months ended September

30, 2021,
respectively, of

these pre-tax costs were considered non-deductible for the purpose of determining the Company’s effective tax
rate, and, therefore, taxes on income before equity in net income of associated companies - adjusted reflects the impact of these
items.

During the nine months ended September 30, 2022, the Company recorded

$2.4 million of other expense related to an
indemnification asset, which is included in the caption “Combination,

restructuring and other acquisition-related expenses” in the reconciliation of GAAP earnings per diluted share attributed to

Quaker Chemical Corporation common shareholders to Non-
GAAP earnings per diluted share as well as the reconciliation of net income attributable to Quaker Chemical Corporation to
Adjusted EBITDA and Non-GAAP net income.

During the three and nine months ended September 30, 2021, the Company recorded $0.2 million $0.7 million, respectively,

of accelerated depreciation related to certain of the Company’s facilities, which
is included in the caption “Combination, restructuring and other acquisition

-related expenses” in the reconciliation of operating
income to non-GAAP operating income and included in the caption

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

Quaker Chemical Corporation common shareholders to Non-
GAAP earnings per diluted share as well as the reconciliation of net income attributable to Quaker Chemical Corporation to
Adjusted EBITDA and Non-GAAP net income.

During the three and nine months ended September 30, 2022, respectively,

the
Company recorded restructuring and related credits of $1.4 million and $0.6 million, respectively,

and $0.9 million and net
charges of $0.6 million during the three and nine months ended September

30, 2021, respectively.

During the nine months ended
September 30, 2021, the Company recorded $0.8 million related to the sale of inventory from acquired businesses which was
adjusted to fair value.

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
(c)
Executive transition costs represent the costs related to the Company’s search, hiring and transition to a new CEO in connection
with the executive transition that took place in 2021 as well as the search,

hiring and transition for other officers during the first
nine months of 2022.

These expenses are one-time in nature and not indicative of the future operating performance of the
Company.
(d)
Russia-Ukraine conflict related expenses represent the direct costs associated with the Company’s

exit of operations in Russia
during 2022, primarily for employee separation benefits, as well as costs associated with establishing specific reserves or changes
to existing reserves for trade accounts receivable within the Company’s

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
(f)
Facility remediation (recovery) costs, net presents the costs associated with remediation, cleaning and subsequent restoration costs
associated with property damages to certain of the Company’s facilities, net of insurance recoveries received.

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

The 2021 impact to
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

period.

Additionally, the Company

has discrete
items related to the remeasurement of deferred taxes on the transfer of intellectual property and the release of the reserves for uncertain tax positions settled during the period and certain taxes, penalties,

and interest due as a result of the settlements.

See
Note 11 of Notes to Condensed Consolidated

Financial Statements, which appears in Item 1 of this Report.

(k)
Depreciation and amortization for the three and nine months ended

September 30, 2022 includes approximately $0.3 million and
$0.8 million, respectively,

and for the three and nine months ended September 30, 2021 includes $0.3 million and $0.9 million,
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

Combination, restructuring and other acquisition-
related expenses described in (a) resulted in incremental taxes of approximately

$0.2

million and $1.8 million for the three and
nine months ended September 30, 2022, respectively,

compared to $1.2 million and $3.4 million for the three and nine months ended September 30, 2021, respectively.

Strategic planning and transformation expenses describes in (b) above resulted in incremental taxes of $1.0 million and $2.4 million for the three and nine months ended September 30, 2022, respectively.

Executive transition costs described in (c) resulted in incremental taxes of

$0.2 million and $0.5 million for the three and nine
months ended September 30, 2022, respectively,

compared to $0.1 million and $0.3 million for the three and nine months ended
September 30, 2021, respectively.

Russia-Ukraine conflict related expenses described in (d) resulted in incremental taxes of less
than $0.1 million and $0.5

million for the three and nine months ended September 30, 2022,

respectively.

Other charges
described in (e) resulted in a tax benefit of less than $0.1 million and $0.1 million for the three and nine months ended September
30, 2022, respectively,

and incremental taxes of less than $0.1 million and $0.1 million in the three and nine months ended
September 30, 2021.

Facility remediation (recovery) costs, net described in (f) resulted in a tax benefit of $0.3 million in the
three and nine months ended September 30, 2022, respectively and incremental taxes of $0.5 million in the three and nine months ended September 30, 2021.

Brazilian non-income tax credits described in (g) resulted in incremental taxes of approximately $0.6
million and a tax benefit of $4.7 million during the three and nine months ended

September 30, 2021, respectively.

Loss on
extinguishment of debt described in (h) resulted in incremental taxes of

$1.6 million during the nine months ended September 30,
2022.

The impact of certain discrete items described in (j) resulted in a tax benefit of $0.5 million and an incremental expense of
$6.4 million for the three and nine months ended September 30,

2022, respectively, compared

to a benefit of $6.5 million and
$5.1 million for the three and nine months ended September 30,

2021, respectively.

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

Quaker Chemical Corporation
Management’s Discussion and Analysis

Off-Balance Sheet Arrangements
The Company had no material off-balance sheet commitments or obligations as of September 30, 2022.

The Company’s off-
balance sheet items outstanding as of September 30, 2022 includes approximately

$5 million of total bank letters of credit and
guarantees.

The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources.

See Note 14
of Notes to Condensed Consolidated Financial Statements in Item

1 of this Report.

Operations
Consolidated Operations Review – Comparison of the Third

Quarter of 2022 with the Third Quarter of 2021
Net sales were $492.2 million in the third quarter of 2022 compared to $449.1 million in the third quarter of 2021.

The net sales
increase of $43.1 million or 10% quarter-over-quarter reflects an increase in selling price and product mix of 25% and additional net
sales from acquisitions of 1%, partially offset by a decline in organic sales volumes of approximately 9% and the unfavorable impact from foreign currency translation of 7%.

The increase in selling price and product mix was primarily driven by price increases
implemented to offset the significant increases in raw

material and other input costs that began during 2021 and has continued in 2022.

The decline in organic sales volumes was primarily

attributable to softer end market conditions, particularly in Europe and
Asia/Pacific, the wind-down of the tolling agreement for products previously divested related to the Combination and the impact of
the ongoing war in Ukraine, partially offset by net new

business wins, including the impact of the Company’s

ongoing value-based
pricing initiatives.
COGS were $331.5 million in the third quarter of 2022 compared to

$303.9 million in the third quarter of 2021.

The increase in
COGS of $27.5 million or 9% was driven by the continued increases in the Company’s global raw material, manufacturing and supply
chain and logistics costs compared to the prior year.
Gross profit in the third quarter of 2022 increased $15.6 million or 11%

from the third quarter of 2021.

The Company’s reported
gross margin in the third quarter of 2022 was 32.7%, an improvement compared to 32.3% in the third quarter of 2021 as increases in selling prices, due to the Company’s

value based pricing initiatives, helped offset the significant increase in raw material and other
input costs experienced throughout the third quarter of 2022.
SG&A in the third quarter of 2022 increased $11.2

million or 11%

compared to the third quarter of 2021 due primarily to the
impact of sales increases on direct selling costs, inflation-driven higher operating costs, costs associated with strategic planning and transformation initiatives (see the Non-GAAP Measures section of this Item, above), and additional SG&A from recent acquisitions partially offset by lower SG&A due to foreign currency

translation compared to the prior year.

During the third quarter of 2022, the Company incurred $2.1 million of Combination,

integration and other acquisition-related
operating expenses primarily for professional fees related to the Houghton integration and other acquisition-related activities.

Comparatively,

the Company incurred $5.8 million of expenses in the prior year third quarter,

primarily due to various professional
fees related to legal, financial and other advisory and consultant expenses for integration activities including internal control readiness and remediation.

See the Non-GAAP Measures section of this Item, above.
The Company initiated a restructuring program during the third quarter of 2019 as part of its global plan to realize cost synergies associated with the Combination.

The Company incurred restructuring and related (credits) charges for reductions in headcount and
site closures under this program, net of adjustments to initial estimates for severance of a credit of $1.4 million and $0.9 million
during the third quarters of 2022 and 2021, respectively.

See the Non-GAAP Measures section of this Item, above.
Operating income in the third quarter of 2022 was $44.6 million compared to $36.0 million in the third quarter of 2021.

Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item, above, the Company’s current quarter non-GAAP operating income increased to
$50.9 million compared to $43.2 million in the prior year third quarter primarily due to the lower gross profit and higher SG&A
described above.

The Company had other income, net, of $0.1 million in the third quarter of 2022 compared to $0.6 million in the third quarter of
2021.

The third quarter of 2022 included a gain on insurance recoveries, see the Non-GAAP Measures section of this Item, above.

In
addition, the Company incurred foreign exchange transaction losses in the third quarter of 2022 compared to the foreign exchange
transaction gains in the prior year quarter.
Interest expense, net, increased $2.8 million compared to the third quarter of 2021 as a result of increases in the average
borrowings outstanding in the third quarter of 2022 compared to the third quarter of 2021 coupled with an increase in interest rates quarter-over-quarter.

Quaker Chemical Corporation
Management’s Discussion and Analysis

The Company’s effective

tax rates for the third quarters of 2022 and 2021 were 28.1% and 2.6%, respectively.

The Company’s
effective tax rate for the third quarter of 2022

was largely driven by a decline in forecasted profits and earnings mix,

foreign tax
inclusions, changes in the valuation allowance for foreign tax credits,

a reduction in reserves for uncertain tax positions and
withholding taxes. In addition, the Company incurred higher tax expense during the third quarter of 2022 primarily related to the
Company recording earnings in one of its subsidiaries at a statutory tax rate of

25% while it awaits recertification of a concessionary
15% tax rate, which was available to the Company during all of 2021.

Comparatively, the prior

year quarter effective tax rate was
primarily driven by a one-time deferred tax benefit related to an intercompany intangible asset transfer. Excluding

the impact of non-
core items in each quarter, described

in the Non-GAAP Measures section of this Item, above, the Company estimates that its effective tax rates for its third quarters of 2022 and 2021 would have been approximately

26% and 25%, respectively.

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
Equity in net income of associated companies decreased $1.1 million in the third quarter of 2022 compared to the third quarter of
2021, primarily due to lower current year income from the Company’s interest in a captive insurance company due to lower market
performance on equity investments and from the Company’s

50% interest in a joint venture in Korea due to overall market challenges.

See the Non-GAAP Measures section of this Item, above.
Net income attributable to noncontrolling interest was less than $0.1 million in both the third quarters of 2022 and 2021.

Foreign exchange unfavorably impacted the Company’s

third quarter of 2022 results by approximately 7% driven by the impact from foreign currency translation on earnings as well as higher foreign exchange transaction losses in the current quarter as compared to the prior year third quarter.
Consolidated Operations Review – Comparison of the First Nine Months of 2022

with the First Nine Months of 2021
Net sales were $1,458.8 million in the first nine months of 2022 compared to $1,314.1 million in the first nine months of 2021.

The net sales increase of $144.7 million or 11%

year-over-year reflects increases in selling price

and product mix of approximately
21% and additional net sales from acquisitions of 1% partially offset by a decline in organic sales volumes of approximately 6% and the unfavorable impact from foreign currency translation of 5%.

The increase in selling price and product mix was primarily driven by price increases implemented to help offset the significant increases in raw material and other input costs that began during 2021 and continued in 2022.

The decline in sales volumes was primarily attributable to the comparison to a strong first half of 2021, and
primarily in the first quarter of 2021, where customers replenished their supply chains.

Lower volumes were also due to softer end
market conditions, particularly in Europe and Asia/Pacific, the wind-down of the tolling agreement for products previously divested
related to the Combination and the impact of the ongoing war in Ukraine,

partially offset by net new business wins, including the
impact of the Company’s ongoing

value-based pricing initiatives.
COGS were $1,002.4 million in the first nine months of 2022 compared to $858.3 million in the first nine months of 2021.

The
increase in COGS of $144.1 million or 17% was driven by the significant increase in the Company’s global raw

material,
manufacturing and supply chain and logistics costs compared to the prior year.
Gross profit in the first nine months of 2022 increased $0.6 million or less than 1% from the first nine months of 2021.

The
Company’s reported gross

margin in the first nine months of 2022 was 31.3% compared to 34.7% in the first nine months of 2021.

The Company’s current year

gross margin reflects a significant increase in raw material and other input costs and the impacts of
constraints on the global supply chain, partially offset by

the Company’s ongoing value

-based pricing initiatives.
SG&A in the first nine months of 2022 increased $25.9 million or 8% compared to the first nine months of 2021 due primarily to
the impact of sales increases on direct selling costs, inflation driven higher operating costs, costs associated with strategic planning
and transformation initiatives (see the Non-GAAP Measures section of this Item, above), and additional SG&A from recent
acquisitions,

partially offset by lower SG&A due to foreign currency

translation compared to the prior year.

In addition, SG&A was
lower in the prior year period as a result of continued temporary cost saving measures the Company implemented in response to the
onset of COVID-19.
During the first nine months of 2022, the Company incurred $8.0 million of Combination, integration and other acquisition-
related operating expenses primarily for professional fees related to the Houghton integration and other acquisition-related activities.

Comparatively,

the Company incurred $18.3 million of expenses in the prior year’s first nine months, primarily due to various
professional fees related to legal, financial and other advisory and consultant expenses for integration activities including internal control readiness and remediation.

See the Non-GAAP Measures section of this Item, above.

Quaker Chemical Corporation
Management’s Discussion and Analysis

The Company initiated a restructuring program during the third quarter of 2019 as part of its global plan to realize cost synergies associated with the Combination.

The Company incurred Restructuring and related credits for reductions in headcount and site
closures under this program, net of adjustments to initial estimates for severance of $0.6 million during the first nine months of 2022
compared to Restructuring and related charges for reductions in headcount and site closures under this program, net of adjustments to
initial estimates for severance of $0.6 million during the first nine months of 2021.

See the Non-GAAP Measures section of this Item,
above.
Operating income in the first nine months of 2022 was $105.9 million compared to $119.7 million in the first nine months of
2021.

Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company
described in the Non-GAAP Measures

section of this Item, above, the Company’s

current year non-GAAP operating income
decreased to $128.9 million for the first nine months of 2022 compared to $143.3 million in the prior year’s first nine months
primarily due to the lower gross profit and higher SG&A described above.

The Company had other expense, net, of $10.5 million in the first nine months of 2022 compared to other income, net of $19.3
million in the first nine months of 2021.

The first nine months of 2022’s results include

$6.8 million of loss on extinguishment of debt
related to the Company’s

refinancing the Original Credit Facility and also higher foreign currency transaction losses year-over-year,
while the prior year’s first nine months of 2022 other income includes

$14.4 million of non-income tax credits recorded by the
Company’s Brazilian subsidiaries

as well as a $4.8 million gain on the sale of certain held-for-sale real property assets.
Interest expense, net, increased $3.5 million compared to the first nine months of 2021, due to an increase in the average
borrowings outstanding in the first nine months of 2022 coupled with an increase in interest rates in the current year as compared to the prior year.
The Company’s effective

tax rates for the first nine months of 2022 and 2021 were 19.2% and 21.8%, respective

ly.

The
Company’s effective

tax rate for the nine months ended September 30, 2022 was largely driven by a decline in forecasted profits and
earnings mix, foreign tax inclusions, changes in the valuation allowance for foreign tax credits, the impact of audit settlements reached with Italian tax authorities, a reduction in reserves for uncertain tax positions and withholding taxes. In addition, the Company
incurred higher tax expense during the nine months ended September

30, 2022 primarily related to the Company recording earnings in one of its subsidiaries at a statutory tax rate of 25% while it awaits recertification of a concessionary 15% tax rate, which was
available to the Company during all of 2021. Comparatively,

the prior year nine-month effective tax rate was impacted

by certain U.S.
tax law changes, the tax impact of certain non-income tax credits recorded by the Company’s Brazilian subsidiaries, and a deferred

tax
benefit related to an intercompany intangible asset transfer.

Excluding the impact of non-core items in each period, described in the
Non-GAAP Measures section of this Item, above, the Company estimates that its effective tax rates for the first nine months of 2022
and 2021 would have been approximately 26% and 25%, respectively.

Equity in net income of associated companies decreased $8.3 million in the first nine months of 2022 compared to the first nine
months of 2021, primarily due to lower current year income from the Company’s interest in a captive insurance

company due to lower
market performance on equity investments (see the Non-GAAP Measures section of this Item, above), as well as lower current year
income from the Company’s 50% interest

in a joint venture in Korea.
Net income attributable to noncontrolling interest was less than $0.1 million in both the first nine months of 2022 and 2021.

Foreign exchange unfavorably impacted the Company’s

first nine months of 2022 results by approximately 7% driven by the impact from foreign currency translation on earnings as well as higher foreign exchange transaction losses in the current year as
compared to the prior year’s first nine months.
Reportable Segments Review - Comparison of the Third

Quarter of 2022

with the Third Quarter of 2021
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

Quaker Chemical Corporation
Management’s Discussion and Analysis

Americas
Americas represented approximately 38% of the Company’s

consolidated net sales in the third quarter of 2022.

The segment’s
net sales were $186.5 million, an increase of $35.7 million or 24% compared to the third quarter of 2021.

The increase in net sales
was due to higher selling price and product mix of 30% and additional net sales from acquisition of 1%, partially offset by a decrease in organic sales volumes of 7%. The increase in selling price and product mix was primarily driven by price increases implemented to offset the significant increases in raw material and other input costs that began during 2021 and continued through the third quarter of
2022.

The current quarter decline in organic sales volumes was primarily driven by the wind-down of the tolling agreement for
products previously divested related to the Combination, the Company’s ongoing value-based pricing initiatives and lower volumes
sold into the automotive industry due to the semiconductor supply constraints,

partially offset by net new business wins.

This
segment’s operating earnings were

$45.0 million, an increase of $13.7 million compared to the third quarter of 2021 primarily driven
by higher net sales, which were partially offset by ongoing

inflationary pressures on the business.
EMEA
EMEA represented approximately 23% of the Company’s

consolidated net sales in the third quarter of 2022.

The segment’s net
sales were $113.4 million, a decrease of

$8.9 million, or 7%, compared to the third quarter of 2021.

This was driven by higher selling
price and product mix of 21% which was more than offset

by the unfavorable impact of foreign currency translation of 18% and a decrease in sales volumes of 10%.

The increase in selling price and product mix was primarily driven by price increases implemented
to offset the significant increases in raw material and other input costs that began during 2021 and continued through the third quarter of 2022.

The decline in sales volumes was primarily driven by the current geopolitical and macroeconomic pressures including the
direct and indirect impacts of the ongoing war in Ukraine and the impact of the economic and other sanctions by other nations on
Russia in response to the war, as well as lower volumes

associated with the Company’s ongoing

value-based pricing initiatives, the
wind-down of the tolling agreement for products previously divested related to the Combination and softer economic conditions in the
region.

The significant and unfavorable foreign currency translation impact was primarily due to the strengthening of the U.S. dollar
against the euro as this exchange rate averaged 1.01 in the third quarter of 2022 compared to 1.18 in the third quarter of 2021.

This
segment’s operating earnings were

$9.9 million, a decrease of $10.3 million or 51% compared to the third quarter of 2021.

The
decrease in segment operating earnings was primarily a result of lower net sales and lower gross margins due to the significant
inflationary pressures on the Company’s

costs exceeding the impact of its value-based pricing actions.

Operating earnings in EMEA
were also negatively impacted by foreign currency translation.
Asia/Pacific
Asia/Pacific represented approximately 19% of the Company’s

consolidated net sales in the third quarter of 2022.

The segment’s
net sales were $91.2 million, a decrease of $7.4 million or 8% compared to the third quarter of 2021.

The decrease in net sales was
driven by lower organic sales volumes of 20% and an unfavorable impact from foreign currency translation of 6%, partially offset by
higher selling price and product mix of 18%.

The increase in selling price and product mix was primarily driven by price increases implemented to offset the significant increases in raw

material and other input costs that began during 2021 and continued through the third quarter of 2022. The decline in organic sales volumes was primarily driven by softer market conditions, primarily in China, as a result of government imposed COVID-19 quarantines

and related production disruptions implemented at the end of March 2022

and
continued throughout the third quarter of 2022, partially offset by net new business.

The unfavorable foreign exchange impact was
primarily due to the strengthening of the U.S. dollar against the Chinese renminbi as this exchange rate averaged 6.85 in the third
quarter of 2022 compared to 6.47 in the third quarter of 2021.

This segment’s operating earnings were

$23.3 million, an increase of
$0.1 million compared to the third quarter of 2021 as lower net sales were offset by improved margins.
Global Specialty Businesses
Global Specialty Businesses represented approximately 21% of the

Company’s consolidated net sales in the

third quarter of 2022.

The segment’s net sales were $101.1

million, an increase of $23.7 million or 31% compared to the third quarter of 2021.

The increase
in net sales was driven by higher selling price and product mix of 20%,

an increase in organic sales volumes of 12% and additional net sales from acquisitions of 2%, partially offset by an unfavorable impact from foreign currency translation of 6%.

The increase in
selling price and product mix was primarily driven by price increases implemented to help offset the significant increases in raw
material and other input costs that began during 2021 and continued through the third quarter of 2022.

The increase in organic sales
volumes was primarily attributable to a continued favorable demand environment for this segment’s products.

The unfavorable
foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the euro as described in the EMEA section above.

This segment’s operating earnings

were $30.7 million, an increase of $10.1 million or 49% compared to the third quarter of
2021.

The increase in segment operating earnings reflects the higher net sales and gross margins in the current year despite slightly
higher raw materials costs due to continued inflationary pressures.

Quaker Chemical Corporation
Management’s Discussion and Analysis

Reportable Segments Review - Comparison of the First Nine months of 2022 with the First Nine months of 2021
Americas
Americas represented approximately 35% of the Company’s

consolidated net sales in the first nine months of 2022.

The
segment’s net sales were $513.4

million, an increase of $88.1 million or 21% compared to the first nine months of 2021.

The increase
in net sales was due to higher selling price and product mix of 27%

and additional net sales from acquisitions of 1%, partially offset by a decrease in organic sales volumes of 7%.

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

This segment’s operating earnings were

$108.0 million, an increase of $10.8 million or 11%

compared to
the first nine months of 2021.

The increase in segment operating earnings was primarily a result of higher net sales which more than
offset lower gross margins driven by inflationary

pressures.
EMEA
EMEA represented approximately 25% of the Company’s

consolidated net sales in the first nine months of 2022.

The segment’s
net sales were $362.1 million, a decrease of $3.4 million or 1% compared to the first nine months of 2021.

The decrease in net sales
was a result of higher selling price and product mix of 20% and additional net sales from acquisitions of 1%, more than offset by the
unfavorable impact of foreign currency translation of 15% and a decrease in organic sales volumes of 7%.

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

associated with the
Company’s ongoing value

-based pricing initiatives, the wind-down of the tolling agreement for products previously divested related to
the Combination, the prior year period comparison which included a strong rebound from COVID-19 impacts, and softer economic
conditions in the region in the current period, partially offset by net new business wins.

The unfavorable foreign exchange impact was
primarily due to the strengthening of the U.S. dollar against the euro as this exchange rate averaged 1.07 in the first nine months of
2022 compared to 1.20 in first nine months of 2021.

This segment’s operating earnings were $39.9

million, a decrease of $28.9
million or 42% compared to the first nine months of 2021.

The decrease in segment operating earnings was primarily a result of lower gross margins driven by significant inflationary pressures

and the negative impact of foreign currency translation year-over-year.
Asia/Pacific
Asia/Pacific represented approximately 20% of the Company’s

consolidated net sales in the first nine months of 2022.

The
segment’s net sales were $295.3

million, an increase of $8.3 million or 3% compared to the first nine months of 2021.

The increase in
net sales was driven by higher selling price and product mix of 15%,

partially offset by lower organic sales volumes

of 9% and the
unfavorable impact of foreign currency translation of 3%.

The increase in selling price and product mix was primarily driven by price increases implemented to help offset the significant

increases in raw material and other input costs that began during 2021 and continued into 2022.

The decline in organic sales volumes was primarily driven by softer end market conditions in China as a result
of the government imposed COVID-19 quarantine and related production disruptions and the prior year comparison which included a
strong rebound from COVID-19 impacts as customers replenished their supply chains, partially offset by net new business wins.

This
segment’s operating earnings were

$67.5 million, a decrease of $6.5 million or 9% compared to the first nine months of

2021.

The
decrease in segment operating earnings was primarily a result of higher net sales, which was more than offset by lower gross margins due to significant inflationary pressures and the unfavorable impact of foreign currency translation.

Global Specialty Businesses
Global Specialty Businesses represented approximately 20% of the

Company’s consolidated net sales in the

first nine months of
2022.

The segment’s net sales were $288.0

million, an increase of $51.6 million or 22% compared to the first nine months of 2021.

The increase in net sales was driven by higher selling price and product mix of 15%, an increase in organic sales volumes of 8% and
additional net sales from acquisitions of 3%, partially offset by the unfavorable impact from foreign currency translation of approximately 4%.

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

This segment’s operating earnings

were $83.6 million, an increase of $14.6 million or 21% compared to the first nine
months of 2021.

The increase in segment operating earnings reflects higher net sales and comparable gross margins, partially offset
by the negative impact of foreign currency translation.

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
COVID-19 pandemic and global supply chain constraints on the Company’s business, results of operations, and financial condition,
our expectation that we will maintain sufficient liquidity,

and statements regarding the impact of increased raw material costs and pricing initiatives on our current expectations about future events.

These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations,
anticipations, intentions, financial condition, results of operations, future performance, and business, including:

•

the potential benefits of the Combination and other acquisitions;

•

the impacts on our business as a result of the COVID-19 pandemic;
•
the timing and extent of the projected impacts on our business as a result of the Ukrainian and Russian conflict and
actions taken by various governments and governmental organizations in response;
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

Other major risks and uncertainties include, but are not
limited to, the primary and secondary impacts of the COVID-19 pandemic,

including actions taken in response to the pandemic by
various governments, which could exacerbate some or all of the other risks and uncertainties faced by the Company,

as well as
inflationary pressures, including the potential for continued significant increases in raw material costs, supply chain disruptions,
customer financial instability,

rising interest rates and the possibility of economic recession, worldwide economic and political
disruptions including the impacts of the military conflict between Russia and Ukraine,

the economic and other sanctions imposed by
other nations on Russia, suspensions of activities in Russia by many multinational companies and the potential expansion of military
activity, foreign currency

fluctuations, significant changes in applicable tax rates and regulations, future terrorist attacks and other acts
of violence.

Furthermore, the Company is subject to the same business cycles as those experienced by our customers in the steel,
automobile, aircraft, industrial equipment, and durable goods industries.

The ultimate impact of COVID-19 on our business will
depend

on, among other things, the extent and duration of the pandemic, the severity of the disease and the number of people infected
with the virus including new variants, the continued uncertainty regarding global availability, administration,

acceptance and long-
term efficacy of vaccines, or other treatments for COVID-19 or its variants, the longer-term effects on the economy of

the pandemic,
including the resulting market volatility,

and by the measures taken by governmental authorities and other third parti es restricting day-
to-day life and business operations and the length of time that such measures remain in place, as well as laws and other governmental
programs implemented to address the pandemic or assist impacted businesses, such as fiscal stimulus and other legislation designed to deliver monetary aid and other relief.

Other factors could also adversely affect us, including those related to acquisitions and the
integration of acquired businesses.

Our forward-looking statements are subject to risks, uncertainties and assumptions about the

Quaker Chemical Corporation
Management’s Discussion and Analysis

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

Form
10-K for the year ended December 31, 2021, and we believe there has been no material change to that information, except the interest
rate risk information noted below.
Interest Rate Risk
The Company’s exposure to

interest rate risk relates primarily to its outstanding borrowings under its credit facility.

During June
2022, the Company entered into an amendment to its primary credit facility

(the “Original Credit Facility”, or as amended, the
“Amended Credit Facility”). See Note 14 of Notes to Condensed Consolidated

Financial Statements, which appears in Item 1 of this
Report. As of September 30, 2022, borrowings under the Amended

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

As of September 30, 2022, the Company
had outstanding borrowings under the Amended Credit Facility of approximately

$941.2 million. The interest rate applicable on
outstanding borrowings under the Amended Credit Facility was approximately

3.8% as of September 30, 2022. As of December 31,
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
Combination, would have correspondingly increased or decreased by approximately

$1 million. Likewise, if interest rates had changed
by 10% during the nine month period ended September 30, 2022, the Company’s interest expense for the nine month period ended
September 30, 2022 on its credit facilities, including the Amended Credit

Facility borrowings outstanding, would have
correspondingly increased or decreased by approximately $2.2 million. The Original Credit Facility required the Company to fix its variable interest rates on at least 20% of its total term loans. In order to satisfy this requirement as well as to manage the Company’s
exposure to variable interest rate risk associated with the Original Credit Facility,

in November 2019, the Company entered into
$170.0 million notional amounts of three year interest rate swaps at a base rate of 1.64%

plus an applicable margin as provided in the
Original Credit Facility, based

on the Company’s consolidated net

leverage ratio. At the time the Company entered into the swaps, and as of September 30, 2022, the aggregate interest rate on the swaps, including the fixed base rate plus an applicable margin, was 3.1%.
In October 2022, the Company’s

interest rate swap contracts expired.

Upon expiration, the Company is entitled to a cash payment
from the counterparties, which is materially consistent with the fair value as of

September 30, 2022. The Amended Credit Facility
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

Based on that evaluation, our principal executive officer and our principal financial officer
have concluded that, as of September 30, 2022, the end of the period covered by this Report, our disclosure controls and procedures
(as defined in Rule 13a-15(e) under the Exchange Act) were effective.
Changes in internal control over financial reporting.

As required by Rule 13a-15(d) under the Exchange Act, our
management, including our principal executive officer

and principal financial officer, has evaluated

our internal control over
financial reporting to determine whether any changes to our internal control over financial reporting occurred during the
quarter ended September 30, 2022 that have materially affected,

or are reasonably likely to materially affect, our internal
control over financial reporting.

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
258

$
135.19

— $
86,865,026

August 1 - August 31
2,853

$
160.22

— $
86,865,026

September 1 - September 30
473

$
165.52

— $
86,865,026

Total
3,584

$
159.12

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

There were no shares acquired by the
Company pursuant to the 2015 Share Repurchase Program during the quarter ended September 30, 2022.
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
Date: November 3, 2022

Shane W. Hostetter,

Senior Vice President, Chief Financial
Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)