Form 10-Q
period 2023-03-31
QUAKER CHEMICAL CORP
filed 2023-05-04
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on April 30, 2023	17,980,840

Quaker Chemical Corporation

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited).
Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$500,148	$474,171
Cost of goods sold (excluding amortization expense - See Note 13)	326,698	328,100
Gross profit	173,450	146,071
Selling, general and administrative expenses	119,549	111,795
Restructuring and related charges, net	3,972	820
Combination, integration and other acquisition-related expenses	—	4,053
Operating income	49,929	29,403
Other expense, net	(2,239)	(2,206)
Interest expense, net	(13,242)	(5,345)
Income before taxes and equity in net income of associated companies	34,448	21,852
Taxes on income before equity in net income of associated Companies	9,533	2,866
Income before equity in net income of associated Companies	24,915	18,986
Equity in net income of associated companies	4,626	835
Net income	29,541	19,821
Less: Net income attributable to noncontrolling interest	7	5
Net income attributable to Quaker Chemical Corporation	$29,534	$19,816
Per share data:
Net income attributable to Quaker Chemical Corporation common shareholders – basic	$1.64	$1.11
Net income attributable to Quaker Chemical Corporation common shareholders – diluted	$1.64	$1.11
Dividends declared	$0.435	$0.415
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$29,541	$19,821

Other comprehensive income (loss), net of tax
Currency translation adjustments	14,468	(6,866)
Defined benefit retirement plans	(126)	496
Current period change in fair value of derivatives	390	1,100
Unrealized gain (loss) on available-for-sale securities	334	(1,000)
Other comprehensive income (loss)	15,066	(6,270)

Comprehensive income	44,607	13,551
Less: Comprehensive income attributable to noncontrolling interest	(10)	(6)
Comprehensive income attributable to Quaker Chemical Corporation	$44,597	$13,545
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Unaudited; Dollars in thousands, except par value)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$189,872	$180,963
Accounts receivable, net	482,746	472,888
Inventories
Raw materials and supplies	148,119	151,105
Work-in-process and finished goods	145,375	133,743
Prepaid expenses and other current assets	63,189	55,438
Total current assets	1,029,301	994,137
Property, plant and equipment, at cost	439,367	428,190
Less: Accumulated depreciation	(236,279)	(229,595)
Property, plant and equipment, net	203,088	198,595
Right of use lease assets	43,344	43,766
Goodwill	517,206	515,008
Other intangible assets, net	936,345	942,925
Investments in associated companies	90,841	88,234
Deferred tax assets	10,422	11,218
Other non-current assets	27,916	27,739
Total assets	$2,858,463	$2,821,622
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$19,350	$19,245
Accounts payable	216,633	193,983
Dividends payable	7,822	7,808
Accrued compensation	26,713	39,834
Accrued restructuring	6,809	5,483
Accrued pension and postretirement benefits	1,572	1,560
Other accrued liabilities	90,513	86,873
Total current liabilities	369,412	354,786
Long-term debt	921,555	933,561
Long-term lease liabilities	26,086	26,967
Deferred tax liabilities	157,935	160,294
Non-current accrued pension and postretirement benefits	28,985	28,765
Other non-current liabilities	37,702	38,664
Total liabilities	1,541,675	1,543,037
Commitments and contingencies (Note 18)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding March 31, 2023 – 17,981,822 shares; December 31, 2022 – 17,950,264 shares	17,982	17,950
Capital in excess of par value	929,674	928,288
Retained earnings	491,632	469,920
Accumulated other comprehensive loss	(123,177)	(138,240)
Total Quaker shareholders’ equity	1,316,111	1,277,918
Noncontrolling interest	677	667
Total equity	1,316,788	1,278,585
Total liabilities and equity	$2,858,463	$2,821,622
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$29,541	$19,821
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	353	1,187
Depreciation and amortization	20,246	20,447
Equity in undistributed earnings of associated companies, net of dividends	(4,401)	2,135
Deferred compensation, deferred taxes and other, net	(2,231)	(3,801)
Share-based compensation	3,527	2,462
Combination and other acquisition-related expenses, net of payments	—	(4,246)
Restructuring and related charges	3,972	820
Pension and other postretirement benefits	(415)	(1,316)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(3,974)	(26,270)
Inventories	(5,792)	(33,873)
Prepaid expenses and other current assets	(6,765)	(6,506)
Change in restructuring liabilities	(2,747)	(408)
Accounts payable and accrued liabilities	6,468	23,249
Net cash provided by (used in) operating activities	37,782	(6,299)
Cash flows from investing activities
Investments in property, plant and equipment	(6,161)	(8,847)
Payments related to acquisitions, net of cash acquired	—	(9,383)
Net cash used in investing activities	(6,161)	(18,230)
Cash flows from financing activities
Payments of long-term debt	(4,703)	(14,112)
(Payments) borrowings on revolving credit facilities, net	(9,776)	43,000
Payments on other debt, net	(469)	(102)
Dividends paid	(7,809)	(7,428)
Other stock related activity	(2,109)	(801)
Net cash (used in) provided by financing activities	(24,866)	20,557
Effect of foreign exchange rate changes on cash	2,154	348
Net decrease in cash and cash equivalents	8,909	(3,624)
Cash and cash equivalents at the beginning of the period	180,963	165,176
Cash and cash equivalents at the end of the period	$189,872	$161,552
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited; Dollars in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2021	$17,897	$917,053	$516,334	$(63,990)	$628	$1,387,922
Net income	—	—	19,816	—	5	19,821
Amounts reported in other comprehensive (loss) income	—	—	—	(6,271)	1	(6,270)
Dividends ($0.415 per share)	—	—	(7,434)	—	—	(7,434)
Share issuance and equity-based compensation plans	15	1,646	—	—	—	1,661
Balance as of March 31, 2022	$17,912	$918,699	$528,716	$(70,261)	$634	$1,395,700

Balance as of December 31, 2022	$17,950	$928,288	$469,920	$(138,240)	$667	$1,278,585
Net income	—	—	29,534	—	7	29,541
Amounts reported in other comprehensive income	—	—	—	15,063	3	15,066
Dividends ($0.435 per share)	—	—	(7,822)	—	—	(7,822)
Share issuance and equity-based compensation plans	32	1,386	—	—	—	1,418
Balance as of March 31, 2023	$17,982	$929,674	$491,632	$(123,177)	$677	$1,316,788
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 1 – Basis of Presentation and Description of Business
As used in these Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (the “Report”), the terms “Quaker Houghton,” the “Company,” “we,” and “our” refer to Quaker Chemical Corporation (doing business as Quaker Houghton), its subsidiaries, and associated companies, unless the context otherwise requires. The “Combination” refers to the legacy Quaker combination with Houghton International, Inc. (“Houghton”).
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).
During the first quarter of 2023, the Company reorganized its executive management team to align with its new business structure. The Company’s new structure includes three reportable segments: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia/Pacific. Prior to the Company’s reorganization, the Company’s historical reportable segments were: (i) Americas; (ii) EMEA; (iii) Asia/Pacific; and (iv) Global Specialty Businesses. Prior period information has been recast to align with the Company’s business structure as of January 1, 2023, including reportable segments, customer industry disaggregation, and goodwill. See Notes 4, 5, and 13 of Notes to Condensed Consolidated Financial Statements.
Description of Business
The Company was organized in 1918 and incorporated as a Pennsylvania business corporation in 1930. Quaker Houghton is the global leader in industrial process fluids. With a presence around the world, including operations in over 25 countries, the Company’s customers include thousands of the world’s most advanced and specialized steel, aluminum, automotive, aerospace, offshore, container, mining, and metalworking companies. Quaker Houghton develops, produces, and markets a broad range of formulated chemical specialty products and offers chemical management services, which the Company refers to as “FluidcareTM”, for various heavy industrial and manufacturing applications.
Hyper-inflationary economies
Argentina’s and Türkiye’s economies were considered hyper-inflationary under U.S. GAAP effective July 1, 2018 and April 1, 2022, respectively. As of, and for the three months ended March 31, 2023, the Company's Argentine and Turkish subsidiaries represented a combined 1% and 2% of the Company’s consolidated total assets and net sales, respectively. During the three months ended March 31, 2023, the Company recorded $0.5 million of remeasurement losses associated with the applicable currency conversions related to Argentina and Türkiye. Comparatively, during the three months ended March 31, 2022, the Company recorded $0.2 million of remeasurement losses associated with the applicable currency conversions related to Argentina. These losses were recorded within foreign exchange losses, net, which is a component of Other expense, net, in the Company’s Condensed Consolidated Statements of Operations.
Note 2 – Business Acquisitions
Previous Acquisitions
In October 2022, the Company acquired a business that provides pickling and rinsing products and services, which is part of the EMEA reportable segment, for approximately 3.5 million EUR or approximately $3.5 million. This acquisition, along with the Company’s January 2022 acquisition in the Americas (described below), which had similar specializations and product offerings in pickling inhibitor technologies, strengthens Quaker Houghton’s position in pickling inhibitors and additives, enabling the Company to better support and optimize production processes for customers across the Metals industry. As of March 31, 2023, the allocation of the purchase of this acquisition in October 2022 has not been finalized and the one-year measurement period has not ended. Further adjustments may be necessary as a result of the Company’s ongoing assessment of additional information related to the fair value of assets acquired and liabilities assumed.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
In January 2022, the Company acquired a business that provides pickling inhibitor technologies, drawing lubricants and stamping oil, and various other lubrication, rust preventative, and cleaner applications, which is part of the Americas reportable segment for approximately $8.0 million. This business broadens the Company’s product offerings within its existing metals and metalworking business in the Americas region. During the third quarter of 2022 the Company finalized post-closing adjustments that resulted in the Company paying less than $0.1 million of additional purchase consideration. Also in January 2022, the Company acquired a business related to the sealing and impregnation of metal castings for the automotive sector, as well as impregnation resin and impregnation systems for metal parts, which is part of the EMEA reportable segment for approximately 1.2 million EUR or approximately $1.4 million. This business broadens its product offerings and service capabilities within its existing impregnation business. The allocation of the purchase prices of both of these January 2022 acquisitions has been finalized.
In November 2021, the Company acquired Baron Industries, a privately held company that provides vacuum impregnation services of castings, powder metals and electrical components for its Americas reportable segment for $11.0 million, including an initial cash payment of $7.1 million, subject to post-closing adjustments as well as certain earn-out provisions that are payable at various times from 2022 through 2025. The earn-out provisions could total a maximum of $4.5 million. As of March 31, 2023, the Company has remaining earnout liabilities recorded on its Condensed Consolidated Balance Sheet of $1.6 million. Additionally, during the third quarter of 2022 the Company finalized post-closing adjustments that resulted in the Company receiving a payment of less than $0.1 million.
In December 2020, the Company acquired Coral Chemical Company, LLC (“Coral”), a privately held U.S.-based provider of metal finishing fluid solutions. Subsequent to the acquisition, the Company and the sellers of Coral (the “Sellers”) have worked to finalize certain post-closing adjustments. During the second quarter of 2022, after failing to reach resolution, the Sellers filed suit asserting certain amounts owed related to tax attributes of the acquisition. During the first quarter of 2023, there have been no material changes to the facts and circumstances of the claim asserted by the Sellers, and the Company continues to believe the potential range of exposure for this claim is $0 to $1.5 million.
Note 3 – Recently Issued Accounting Standards
There have been no recently issued accounting standards that will have a material impact on the Company’s condensed consolidated financial statements and related footnote disclosures.
Note 4 – Business Segments
The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific. The three geographic segments are composed of the net sales and operations in each respective region. All prior period information has been recast to reflect the Company’s new reportable segments. See Note 1 of Notes to Condensed Consolidated Financial Statements.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents information about the performance of the Company’s reportable segments:

	Three Months Ended March 31,
	2023	2022
Net sales
Americas	$251,413	$212,091
EMEA	152,449	146,819
Asia/Pacific	96,286	115,261
Total net sales	$500,148	$474,171

Segment operating earnings
Americas	$66,125	$45,022
EMEA	27,571	23,247
Asia/Pacific	27,652	24,501
Total segment operating earnings	121,348	92,770
Combination, integration and other acquisition-related expenses	—	(4,053)
Restructuring and related charges, net	(3,972)	(820)
Non-operating and administrative expenses	(51,771)	(43,305)
Depreciation of corporate assets and amortization	(15,676)	(15,189)
Operating income	49,929	29,403
Other expense, net	(2,239)	(2,206)
Interest expense, net	(13,242)	(5,345)
Income before taxes and equity in net income of associated companies	$34,448	$21,852
The following table summarizes inter-segment revenues. All inter-segment transactions have been eliminated from each reportable segment’s net sales and earnings for all periods presented in the above tables.

	Three Months Ended March 31,
	2023	2022
Americas	2,827	3,056
EMEA	6,093	12,176
Asia/Pacific	59	297
Note 5 – Net Sales and Revenue Recognition
Arrangements Resulting in Net Reporting
As part of the Company’s FluidcareTM business, certain third-party product sales to customers are managed by the Company. The Company transferred third-party products under arrangements recognized on a net reporting basis of $20.7 million and $19.8 million for the three months ended March 31, 2023 and 2022, respectively.
Customer Concentration
A significant portion of the Company’s revenues are realized from the sale of process fluids and services to manufacturers of steel, aluminum, automobiles, aerospace, industrial and agricultural equipment, and durable goods. As previously disclosed in the Company’s 2022 Form 10-K, for the year ended December 31, 2022, the Company’s five largest customers (each composed of multiple subsidiaries or divisions with semiautonomous purchasing authority) accounted for approximately 11% of consolidated net sales, with its largest customer accounting for approximately 3% of consolidated net sales.
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Condensed Consolidated Balance Sheets as of March 31, 2023 or December 31, 2022.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The Company had approximately $3.5 million and $5.7 million of deferred revenue as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023, the Company satisfied all of the associated performance obligations and recognized into revenue the advance payments received and recorded as of December 31, 2022.
Disaggregated Revenue
The Company sells its various industrial process fluids, its specialty chemicals and its technical expertise as a global product portfolio. The Company generally manages and evaluates its performance by reportable segment first, and then by customer industries. Net sales of each of the Company’s major product lines are generally spread throughout all three of the Company’s geographic regions, and in most cases, are approximately proportionate to the level of total sales in each region.
The following tables disaggregate the Company’s net sales by geographic region, customer industries, and timing of revenue recognized. Prior period information has been recast to reflect the Company’s current period customer industry disaggregation. See Note 1 of Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31, 2023
	Americas	EMEA	Asia/Pacific	Consolidated Total
Customer Industries
Metals	$68,134	$39,103	$46,660	$153,897
Metalworking and other	183,279	113,346	49,626	346,251
	$251,413	$152,449	$96,286	$500,148

Timing of Revenue Recognized
Product sales at a point in time	$240,481	$141,506	$93,923	$475,910
Services transferred over time	10,932	10,943	2,363	24,238
	$251,413	$152,449	$96,286	$500,148

	Three Months Ended March 31, 2022
	Americas	EMEA	Asia/Pacific	Consolidated Total
Customer Industries
Metals	$55,317	$36,793	$55,682	$147,792
Metalworking and other	156,774	110,026	59,579	326,379
	$212,091	$146,819	$115,261	$474,171

Timing of Revenue Recognized
Product sales at a point in time	$201,775	$136,803	$112,548	$451,126
Services transferred over time	10,316	10,016	2,713	23,045
	$212,091	$146,819	$115,261	$474,171
Note 6 - Leases
The Company has operating leases for certain facilities, vehicles and machinery and equipment with remaining lease terms up to 9 years. Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company has certain land use leases with remaining lease terms up to 92 years.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The Company has no material variable lease costs, sublease income, or finance leases for the three months ended March 31, 2023 and 2022. The components of the Company’s lease expense are as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$3,936	$3,409
Short-term lease expense	211	219
Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,857	$3,365
Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	2,833	4,689
Supplemental balance sheet information related to the Company’s leases is as follows:

	March 31, 2023	December 31, 2022
Right of use lease assets	$43,344	$43,766

Other current liabilities	12,652	12,024
Long-term lease liabilities	26,086	26,967
Total operating lease liabilities	$38,738	$38,991

Weighted average remaining lease term (years)	4.96	5.10
Weighted average discount rate	4.50%	4.36%
Maturities of operating lease liabilities were as follows:

March 31, 2023
For the remainder of 2023	$10,749
For the year ended December 31, 2024	11,784
For the year ended December 31, 2025	7,740
For the year ended December 31, 2026	5,614
For the year ended December 31, 2027	2,616
For the year ended December 31, 2028 and beyond	5,496
Total lease payments	43,999
Less: imputed interest	(5,261)
Present value of lease liabilities	$38,738
Note 7 – Restructuring and Related Activities
In the third quarter of 2019, the Company’s management approved a global restructuring plan (the “QH Program”) as part of its initial plan to realize certain cost synergies associated with the Combination. As of December 31, 2022, the Company substantially completed all of the initiatives under the QH Program with only an immaterial amount of remaining severance still to be paid, which is expected to be completed during 2023.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
In the fourth quarter of 2022, the Company’s management initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. As of March 31, 2023, the program included restructuring and associated severance costs to reduce headcount by approximately 75 positions globally. These headcount reductions began in the fourth quarter of 2022 and are expected to continue throughout 2023. The exact timing to complete all actions and final costs associated will depend on a number of factors that are subject to change.
Employee separation benefits vary depending on local regulations within certain foreign countries and include severance and other benefits. Restructuring costs include severance costs to reduce headcount, including customary and routine adjustments to initial estimates for employee separation costs, as well as costs to close certain facilities under the QH Program. These costs are recorded in Restructuring and related charges in the Company’s Consolidated Statements of Operations. As described in Note 4 of Notes to Consolidated Financial Statements, Restructuring and related charges are not included in the Company’s calculation of reportable segments’ measure of operating earnings and therefore these costs are not reviewed by or recorded to reportable segments.
Changes in the Company’s accruals for its restructuring programs are as follows:

Restructuring Programs
Accrued restructuring as of December 31, 2022	$5,483
Restructuring and related charges, net	3,972
Cash payments	(2,747)
Currency translation adjustments	101
Accrued restructuring as of March 31, 2023	$6,809
Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2023	2022
Stock options	$431	$267
Non-vested stock awards and restricted stock units	2,171	1,548
Director stock ownership plan	10	24
Performance stock units	915	623
Total share-based compensation expense	$3,527	$2,462
Share-based compensation expense is recorded in SG&A, except for less than $0.1 million for the three months ended March 31, 2022, recorded within Combination, integration and other acquisition-related expenses.
Stock Options
As of March 31, 2023, unrecognized compensation expense related to unvested stock options was $0.9 million, to be recognized over a weighted average remaining period of 1.3 years.
Restricted Stock Awards and Restricted Stock Units
During the three months ended March 31, 2023, the Company granted 29,862 non-vested restricted shares and 6,675 non-vested restricted stock units under its long-term incentive plan (“LTIP”), which are subject to time-based vesting, generally over one to three years. The fair value of these grants is based on the last sale price of the Company’s common stock on the date of grant. As of March 31, 2023, unrecognized compensation expense related to the non-vested restricted shares was $10.6 million, to be recognized over a weighted average remaining period of 2.6 years, and unrecognized compensation expense related to non-vested restricted stock units was $2.5 million, to be recognized over a weighted average remaining period of 1.8 years.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Performance Stock Units
As a component of its LTIP, the Company grants performance-based stock unit awards (“PSUs”), which will be settled in a certain number of shares subject to market-based or performance-based and time-based vesting conditions. The number of fully vested shares that may ultimately be issued as settlement for each award may range from 0% up to 200% of the target award, subject to the achievement of the Company’s market-based total shareholder return (“TSR”) metric relative to the performance of the Company’s peer group, the S&P Midcap 400 Materials group, and separately the achievement of a performance-based return on invested capital (“ROIC”) measure. The service period required for the PSUs is generally three years and the measurement period of the market-based and performance objectives is generally from January 1 of the year of grant through December 31 of the year prior to issuance of the shares.
Compensation expense for PSUs is measured based on the grant date fair value and is recognized on a straight-line vesting method basis over the applicable vesting period. The fair value of PSUs granted with a ROIC condition is based on the trading price of the Company’s common stock on the date of grant. PSUs granted with a relative TSR condition are valued using a Monte Carlo simulation on the date of grant. The grant-date fair value of the PSUs valued using a Monte Carlo simulation, which included the following assumptions set forth in the table below:

2023 Grants
Number of PSUs granted	15,707
Risk-free interest rate	3.85%
Dividend yield	0.96%
Expected term (years)	3.0
Based on the conditions of the PSUs and performance to date for each of the outstanding PSU awards as of March 31, 2023, the Company estimates that it will issue 47,203 fully vested shares as of the applicable settlement date for such outstanding PSUs awards. As of March 31, 2023, there was approximately $9.9 million of total unrecognized compensation cost related to PSUs, which the Company expects to recognize over a weighted-average period of 2.6 years.
Note 9 – Pension and Other Postretirement Benefits
The components of net periodic benefit (income) cost are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Service cost	$104	$180	$—	$(8)
Interest cost	2,455	1,360	19	9
Expected return on plan assets	(1,997)	(2,084)	—	—
Actuarial loss (gain) amortization	101	257	(30)	(24)
Prior service cost (income) amortization	8	2	(4)	1
Net periodic benefit (income) cost	$671	$(285)	$(15)	$(22)
Employer Contributions
As of March 31, 2023, $1.0 million and less than $0.1 million of contributions have been made to the Company’s U.S. and foreign pension plans and its other postretirement benefit plans, respectively. Taking into consideration current minimum cash contribution requirements, the Company currently expects to make full year cash contributions of approximately $5.3 million to its U.S. and foreign pension plans and approximately $0.2 million to its other postretirement benefit plans in 2023.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 10 – Other expense, net
The components of Other expense, net are as follows:

	Three Months Ended March 31,
	2023	2022
Income from third party license fees	$325	$404
Foreign exchange losses, net	(3,326)	(1,905)
Non-income tax refunds and other related credits (expense)	360	(1,322)
Pension and postretirement benefit (costs) income, non-service components	(552)	479
Facility remediation recovery, net	827	—
Other non-operating income, net	127	138
Total other expense, net	$(2,239)	$(2,206)
Non-income tax refunds and other related credits (expense) during the three months ended March 31, 2022, includes adjustments to a Combination-related indemnification asset associated with the settlement of certain income tax audits at one of the Company’s Italian for tax periods prior to August 1, 2019. See Note 11 of Notes to Condensed Consolidated Financial Statements.
Facility remediation recovery, net, during the three months ended March 31, 2023, reflects a gain recorded on the payments received from insurers related to previously incurred costs from the remediation and restoration of property damage. See Note 18 of Notes to the Condensed Consolidated Financial Statements.
Note 11 – Income Taxes and Uncertain Income Tax Positions
The Company’s effective tax rates for the three months ended March 31, 2023 and 2022 were 27.7% and 13.1%, respectively. The Company’s effective tax rate for the three months ended March 31, 2023 was impacted by various items including foreign tax inclusions, withholding taxes, foreign tax credits, and net tax expense related to share-based compensation, partially offset with changes in uncertain tax positions and favorable return to provision adjustments. Comparatively, the prior year effective tax rate was largely impacted by changes in the valuation allowance for foreign tax credits due to legislative guidance issued and audit settlements reached with Italian tax authorities. In addition, the Company incurred higher tax expense during the three months ended March 31, 2022 related to one of the Company’s subsidiaries recording earnings at a statutory tax rate of 25% while the recertification of its concessionary 15% tax rate was pending receipt.
As previously reported, the Italian tax authorities assessed additional tax due from the Company’s subsidiary, Quaker Italia S.r.l., relating to the tax years 2007 through 2015. The Company filed for and obtained competent authority relief under the Mutual Agreement Procedures (“MAP”) of the Organization for Economic Co-Operation and Development for all years except 2007. In the first quarter of 2022, the Company settled the $2.6 million assessment due to the Italian tax authorities, while having already received $1.6 million in refunds from the Netherlands and Spain. As of March 31, 2023, the Company paid the full settlement, of which approximately $0.2 million was refunded.
Houghton Italia, S.r.l was also involved in a corporate income tax audit with the Italian tax authorities covering tax years 2014 through 2018. The Company settled all years 2014 through 2018 for $3.7 million and, accordingly, released all reserves relating to this audit for the settled tax years during the first quarter of 2022. The settlement is to be paid via installments through 2026 and, through March 31, 2023, the Company paid $1.1 million of such installments. The Company has an indemnification receivable of $3.9 million in connection with its claim against the former owners of Houghton for any pre-Combination tax liabilities arising from this matter, as well as other audit settlements and tax matters.
In the first quarter of 2023, the Company was notified by the Spanish tax authorities of audits to commence for several of its legal entities operating in Spain and spanning tax years 2018 through 2021. The Company arranged introductory meetings with the taxing authorities and has begun to provide documentation in response to their inquiries. The Company has not established any reserves for this matter at this time.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations:

	Three Months Ended March 31,
	2023	2022
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$29,534	$19,816
Less: income allocated to participating securities	(145)	(78)
Net income available to common shareholders	$29,389	$19,738
Basic weighted average common shares outstanding	17,866,670	17,826,061
Basic earnings per common share	$1.64	$1.11

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$29,534	$19,816
Less: income allocated to participating securities	(145)	(78)
Net income available to common shareholders	$29,389	$19,738
Basic weighted average common shares outstanding	17,866,670	17,826,061
Effect of dilutive securities	32,076	25,798
Diluted weighted average common shares outstanding	17,898,746	17,851,859
Diluted earnings per common share	$1.64	$1.11
Certain stock options, restricted stock units, and PSUs are not included in the diluted earnings per share calculation when the effect would have been anti-dilutive. The calculated amount of anti-diluted shares not included were 15,327 and 12,260 for the three months ended March 31, 2023 and 2022, respectively.
Note 13 – Goodwill and Other Intangible Assets
The Company completes its annual goodwill and indefinite-lived intangible asset impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment. The Company continually evaluates financial performance, economic conditions and other recent developments, including rising interest rates and the cost of capital among other factors, in assessing if a triggering event indicates that the carrying values of goodwill, indefinite-lived, or long-lived assets are impaired. The Company concluded that during the first quarter the ongoing financial, economic or geopolitical conditions did not represent a triggering event.
In connection with the Company’s reorganization and the associated change in reportable segments and reporting units during the first quarter of 2023, the Company performed the required impairment assessments directly before and immediately after the change in reporting units and concluded that it was not more likely than not that the fair values of any of the Company’s previous or new reporting units were less than its carrying amount.
Changes in the carrying amount of goodwill were as follows. Prior period information has been recast to reflect the Company’s current period reportable segments. See Note 1 of Notes to Condensed Consolidated Financial Statements.

	Americas	EMEA	Asia/Pacific	Global Specialty Businesses	Total
Balance as of December 31, 2022	$215,899	$34,567	$150,375	$114,167	$515,008
Reallocation of reporting units	63,697	31,711	18,759	(114,167)	—
Balance as of January 1, 2023	279,596	66,278	169,134	—	515,008
Goodwill additions (reductions)	—	—	—	—	—
Currency translation adjustments	1,773	(116)	541	—	2,198
Balance as of March 31, 2023	$281,369	$66,162	$169,675	$—	$517,206

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Gross carrying amounts and accumulated amortization for definite-lived intangible assets were as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Customer lists and rights to sell	$839,280	$831,600	$205,800	$191,286	$633,480	$640,314
Trademarks, formulations and product technology	160,149	158,564	48,856	46,281	111,293	112,283
Other	6,168	7,576	5,848	6,390	320	1,186
Total definite-lived intangible assets	$1,005,597	$997,740	$260,504	$243,957	$745,093	$753,783
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded amortization expense as follows:

	Three Months Ended March 31,
	2023	2022
Amortization expense	$14,513	$14,553
Estimated annual aggregate amortization expense for the current year and subsequent five years and beyond is as follows:

For the remainder of 2023	$43,829
For the year ended December 31, 2024	57,734
For the year ended December 31, 2025	56,953
For the year ended December 31, 2026	56,708
For the year ended December 31, 2027	56,410
As of March 31, 2023 and December 31, 2022, the Company had indefinite-lived intangible assets for trademarks and tradenames totaling $191.3 million and $189.1 million, respectively.
Note 14 – Debt
The following table sets forth the components of the Company’s debt:

	As of March 31, 2023		As of December 31, 2022
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Credit Facilities:
Revolver	6.0%	$185,897	5.2%	$195,673
U.S. Term Loan	6.3%	592,500	5.7%	596,250
Euro Term Loan	4.1%	153,072	3.1%	151,572
Industrial development bonds	5.3%	10,000	5.3%	10,000
Bank lines of credit and other debt obligations	Various	1,317	Various	1,303
Total debt		$942,786		$954,798
Less: debt issuance costs		(1,881)		(1,992)
Less: short-term and current portion of long-term debts		(19,350)		(19,245)
Total long-term debt		$921,555		$933,561

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Credit facilities
During June 2022, the Company, and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. Dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into an amendment to its primary credit facility. The amended credit facility (the “Credit Facility”) established (A) a $150.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”), (B) a $600.0 million senior secured term loan (the “U.S. Term Loan”), and (C) a $500.0 million senior secured revolving credit facility (the “Revolver”), each maturing in June 2027. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed the greater of $300.0 million or 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase.
As of March 31, 2023, the Company was in compliance with all of the Credit Facility covenants. See Note 20 of Notes to Consolidated Financial Statements in the Company’s 2022 Form 10-K.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three months ended March 31, 2023 was approximately 5.8%. As of March 31, 2023, the interest rate on the outstanding borrowings under the Credit Facility was approximately 5.9%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $311 million, which is net of bank letters of credit of approximately $3 million, as of March 31, 2023.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three year interest rate swaps to convert a portion of the Company’s variable rate borrowings to an average fixed rate of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of March 31, 2023, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.2%. See Note 17 of Notes to Condensed Consolidated Financial Statements.
In connection with executing the original credit facility in 2019 and the amended Credit Facility during the second quarter of 2022, the Company capitalized an aggregate of $2.2 million of certain third-party and creditor debt issuance costs. Approximately $0.7 million of the capitalized costs were attributed to the Euro Term Loan and U.S. Term Loan. These costs were recorded as a direct reduction of Long-term debt on the Condensed Consolidated Balance Sheet. Approximately $1.5 million of the capitalized costs were attributed to the Revolver and recorded within Other assets on the Condensed Consolidated Balance Sheet. These capitalized costs will collectively be amortized into Interest expense over the five year term of the Credit Facility. As of March 31, 2023, the Company had $1.9 million of debt issuance costs recorded as a reduction of Long-term debt on the Condensed Consolidated Balance Sheet and $4.1 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet. Comparatively, as of December 31, 2022, the Company had $2.0 million of debt issuance costs recorded as a reduction of Long-term debt on the Condensed Consolidated Balance Sheet and $4.3 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet.
Industrial development bonds
As of March 31, 2023 and December 31, 2022, the Company had fixed rate, industrial development authority bonds totaling $10.0 million in principal amount due in 2028. These bonds have similar covenants to the Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discounting facilities in certain foreign subsidiaries, which are not collateralized. The Company’s other debt obligations primarily consist of certain domestic and foreign low interest rate or interest-free municipality-related loans, local credit facilities of certain foreign subsidiaries, and capital lease obligations. Total unused capacity under these arrangements as of March 31, 2023 was approximately $35 million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of March 31, 2023 were approximately $5 million.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Interest expense, net
The Company incurred the following debt related expenses included within Interest expense, net, in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2023	2022
Interest expense	$13,876	$4,746
Amortization of debt issuance costs	353	1,187
Total	$14,229	$5,933
Based on the variable interest rates associated with the Credit Facility, as of March 31, 2023 and as of December 31, 2022, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.
Note 15 – Accumulated Other Comprehensive Income
The following tables show the reclassifications from and resulting balances of accumulated other comprehensive income (“AOCI”):

	Currency Translation Adjustments	Defined Benefit Pension Plans	Unrealized (Loss) Gain in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of December 31, 2022	$(132,161)	$(4,595)	$(1,484)	$—	$(138,240)
Other comprehensive income (loss) before reclassifications	14,465	(243)	462	506	15,190
Amounts reclassified from AOCI	—	76	(40)	—	36
Related tax amounts	—	41	(88)	(116)	(163)
Balance as of March 31, 2023	$(117,696)	$(4,721)	$(1,150)	$390	$(123,177)

Balance as of December 31, 2021	$(49,843)	$(13,172)	$397	$(1,372)	$(63,990)
Other comprehensive (loss) income before reclassifications	(6,867)	432	(1,277)	1,429	(6,283)
Amounts reclassified from AOCI	—	229	11	—	240
Related tax amounts	—	(165)	266	(329)	(228)
Balance as of March 31, 2022	$(56,710)	$(12,676)	$(603)	$(272)	$(70,261)
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 16 – Fair Value Measurements
The Company has valued its company-owned life insurance policies at fair value. The fair values of Company-owned life insurance assets are based on quotes for like instruments with similar credit ratings and terms. These assets are subject to fair value measurement as follows:

	Total Fair Value	Fair Value Measurements as of March 31, 2023 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3
Company-owned life insurance	$2,204	$—	$2,204	$—
Total	$2,204	$—	$2,204	$—

	Total Fair Value	Fair Value Measurements as of December 31, 2022 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3
Company-owned life insurance	$2,114	$—	$2,114	$—
Total	$2,114	$—	$2,114	$—
Note 17 – Hedging Activities
The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates and interest rate risk. To manage these risks, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts and interest rate swap agreements. The Company does not hold or enter into financial instruments for trading or speculative purposes.
Foreign Exchange Forward Contracts
A significant portion of the Company’s revenues and earnings are generated by its foreign operations. These foreign operations also represent a significant portion of the Company’s assets and liabilities. Generally, all of these foreign operations use the local currency as their functional currency and many have some operations in currencies other than their functional currency, which creates foreign exchange risk. The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain assets and/or liabilities denominated in certain foreign currencies. These forward contracts are marked-to-market at each reporting date. Changes in the fair value of the underlying instrument and settlements are recognized in earnings. The fair value of the forward contract is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments.
During the three months ended March 31, 2023, the Company entered into and settled forward contracts with an aggregate notional amount totaling $16.0 million, resulting in cash proceeds of $0.3 million. The following table displays the notional amounts of the net foreign exchange hedge positions outstanding:

Currency	March 31, 2023
Mexican Peso	$18,000
Interest Rate Swaps
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three year interest rate swaps to convert a portion of the Company’s variable rate borrowings into a fixed rate obligation. See Note 14 of Notes to Condensed Consolidated Financial Statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
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
The balance sheet classification and fair values of the Company’s derivative instruments, which are Level 2 measurements, are as follows:

		Fair Value
	Condensed Consolidated Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Interest rate swaps	Other non-current Assets	$506	$—
The following table presents the net unrealized (gain) loss deferred to AOCI:

		March 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Interest rate swaps	AOCI	$390	$—
The following table presents the net gain (loss) reclassified from AOCI to earnings:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
		Three Months Ended March 31,
		2023	2022
Interest rate swaps	Interest expense, net	$—	$(637)
Foreign exchange forward contracts	Other expense, net	293	—
		$293	$(637)
Note 18 – Commitments and Contingencies
The Company previously disclosed in its 2022 Form 10-K that two of the Company’s locations suffered property damages as a result of flooding and electrical fire, respectively. The Company maintains property and flood insurance for all of its locations globally. During the three months ended March 31, 2023, there have been no significant changes to the facts or circumstances of this previously disclosed matter, other than the ongoing work with the Company’s insurance adjuster and insurance carrier regarding the insurance claims submitted. Through March 31, 2023, the Company has received cumulative payments from its insurers of $5.7 million associated with these events. During the three months ended March 31, 2023, the Company recognized a gain on insurance recoveries of $0.8 million. See Note 10 of Notes to the Condensed Consolidated Financial Statements.
As previously disclosed in its 2022 Form 10-K, the Company is party to certain environmental matters and other litigation. See Note 26 of Notes to Consolidated Financial Statements in the Company’s 2022 Form 10-K. During the three months ended March 31, 2023, there have been no significant changes to the facts or circumstances of any of the previously disclosed matters. In addition, during the three months ended March 31, 2023, there are no new environmental matters or litigation that the Company believes will have a material adverse effect on the Company’s results of operations, cash flows or financial condition. Although there can be no assurance regarding the outcome of any of the ongoing environmental matters or litigation the Company is party to, the Company believes that it has made adequate accruals for costs and liabilities associated with environmental matters or provisions for ongoing litigation for which it is aware. The Company has accrued approximately $6 million as of both March 31, 2023 and December 31, 2022, respectively, for these ongoing matters.

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
Despite continued economic and geopolitical headwinds, the Company delivered a strong first quarter of 2023 performance. Net sales in the first quarter of 2023 were a record $500.1 million, an increase of 5% compared to $474.2 million in the first quarter of 2022. This was primarily driven by an increase in selling price and product mix of approximately 19%, partially offset by a decline in organic sales volumes of 11% and an unfavorable impact from foreign currency translation of 3%. The increase in selling price and product mix was primarily the result of value-based pricing initiatives implemented throughout 2022 to offset ongoing inflationary pressures. The decline in organic sales volumes was primarily attributable to softer end market conditions, notably in EMEA and Asia/Pacific, the impact of the ongoing war in Ukraine, the wind-down of the tolling agreement for products previously divested related to the Combination and the Company’s ongoing value-based pricing initiatives, partially offset by new business wins.
The Company generated net income in the first quarter of 2023 of $29.5 million, or $1.64 per diluted share, compared to net income of $19.8 million, or $1.11 per diluted share in the first quarter of 2022. Excluding non-recurring and non-core items in each period, the Company’s first quarter of 2023 non-GAAP earnings per diluted share were $1.89 compared to $1.42 in the prior year quarter and the Company’s current quarter adjusted EBITDA was $78.8 million compared to $60.4 million in the first quarter of 2022. These results were primarily driven by the higher net sales in the current quarter, as described above, coupled with a recovery in gross margins compared to the prior year quarter, partially offset by higher selling, general and administrative expenses (“SG&A”) as a result of significant year-over-year inflationary pressures and higher labor-related costs. See the Non-GAAP Measures section of this Item below, as well as other items discussed in the Company’s Consolidated Operations Review in the Operations section of this Item, below.
During the first quarter of 2023, the Company reorganized its executive management team to align with its new business structure. The Company’s new structure includes three reportable segments: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia/Pacific. The Company’s first quarter of 2023 operating performance in each of its three reportable segments reflect similar drivers to that of its consolidated performance. Operating earnings for all segments increased compared to the prior year quarter, driven by higher net sales in the Americas and EMEA and an improvement in margins in all three segments. Additional details of each segment’s operating performance are further discussed in the Company’s Reportable Segments Review, in the Operations section of this Item, below.
Net cash flows provided by operating activities were $37.8 million in the first three months of 2023 compared to net cash flows used in operating activities of $6.3 million in the first three months of 2022. The net operating cash inflow year-over-year reflects higher operating performance in 2023 compared to 2022 as well as lower working capital investments year-over-year. The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item, below.
Overall, the Company delivered a strong quarter including a record level of net sales, driven by strong price realization and a recovery in gross margin in the current period. These factors contributed to the Company’s current quarter earnings growth despite ongoing inflationary pressures, macroeconomic and geopolitical challenges and other disruptions that impacted the Company’s customers and end markets. Looking at the remainder of 2023, the Company remains focused on executing on items within its control as it manages through a continued uneven and uncertain macroeconomic and end market environment. The Company is encouraged by its continued execution and the positive momentum of the first quarter of 2023 and continues to expect to deliver higher earnings in 2023 as compared to 2022.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in “Management’s Discussion and Analysis” and “Note 1 – Significant Accounting Policies” to the Consolidated Financial Statements in our 2022 Form 10-K. There have been no material changes to the critical accounting policies and estimates previously disclosed in its 2022 Form 10-K remain materially consistent.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Recently Issued Accounting Standards
See Note 3 of Notes to Condensed Consolidated Financial Statements, in Part I, Item 1, of this Report for a discussion regarding recently issued accounting standards.
Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $189.9 million. Total cash and cash equivalents was $181.0 million as of December 31, 2022. The $8.9 million increase in cash and cash equivalents was the net result of $37.8 million of cash provided by operating activities and a positive impact due to the effect of foreign currency translation of $2.2 million partially offset by $24.9 million of cash used in financing activities and $6.2 million of cash used in investing activities.
Net cash flows provided by operating activities were $37.8 million in the first three months of 2023 compared to net cash flows used in operating activities of $6.3 million in the first three months of 2022. The increase in net operating cash flow year-over-year reflects higher year-over-year operating performance as well as lower levels of working capital investment in the current year, reflecting a more stable period as compared to the prior year and demonstrating the Company’s ongoing focus on cash conversion, including managing inventory levels.
Net cash flows used in investing activities were $6.2 million in the first three months of 2023 compared to $18.2 million in the first three months of 2022. The lower level of cash used in investing activities year-over-year is the result of slightly lower capital expenditures in the current year and the absence of payments related to acquisitions. See Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report.
Net cash flows used in financing activities were $24.9 million in the first three months of 2023 compared to net cash flows provided by financing activities of $20.6 million in the first three months of 2022. The increase in net cash outflows was primarily related to net repayments of borrowings in the first three months of 2023, primarily under the Company’s Credit Facility, described further below, as compared to net borrowings in the first three months of 2022. In addition, the Company paid $7.8 million of cash dividends during the first three months of 2023, a $0.4 million, or 5% increase, in cash dividends compared to the prior year quarter.
During June 2022, the Company, and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. Dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into an amendment to its primary credit facility. The amended credit facility (the “Credit Facility”) established (A) a $150.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”), (B) a $600.0 million senior secured term loan (the “U.S. Term Loan”), and (C) a $500.0 million senior secured revolving credit facility (the “Revolver”), each maturing in June 2027. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed the greater of $300.0 million or 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase.
As of March 31, 2023, the Company had Credit Facility borrowings outstanding of $931.5 million. As of December 31, 2022, the Company had Credit Facility borrowings outstanding of $943.5 million. The Company’s other debt obligations are primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $11.3 million as of both March 31, 2023 and December 31, 2022. Total unused capacity under these arrangements as of March 31, 2023 was approximately $35 million. The Company’s total net debt as of March 31, 2023, which consists of total borrowings of $942.8 million less cash and cash equivalents of $189.9, was $752.9 million. The Credit Facility contains affirmative and negative covenants, financial covenants and events of default. Financial covenants contained in the Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. As of March 31, 2023, the Company was in compliance with all of the Credit Facility covenants. Refer to the description of the Company’s primary Credit Facility in Note 20 of Notes to Consolidated Financial Statements in its 2022 Form 10-K and in Note 14 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for more information about the covenants and events of default.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three months ended March 31, 2023 was approximately 5.8%. As of March 31, 2023, the interest rate on the outstanding borrowings under the Credit Facility was approximately 5.9%. As part of the Credit Facility, in addition to paying interest on the outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $311 million, which is net of bank letters of credit of approximately $3 million, as of March 31, 2023.

Quaker Chemical Corporation
Management’s Discussion and Analysis
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of March 31, 2023, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.2%. See Note 17 of Notes to Condensed Consolidated Financial Statements.
In connection with executing the original credit facility in 2019 and the amended Credit Facility during the second quarter of 2022, the Company capitalized certain third-party and creditor debt issuance costs. Costs attributed to the Euro Term Loan and U.S. Term Loan were recorded as a direct reduction of Long-term debt on the Condensed Consolidated Balance Sheet. Costs attributed to the Revolver were recorded within Other assets on the Condensed Consolidated Balance Sheet. These capitalized costs will collectively be amortized into Interest expense over the five-year term of the Credit Facility. As of March 31, 2022, the Company had $1.9 million of debt issuance costs recorded as a reduction of Long-term debt on the Condensed Consolidated Balance Sheet and $4.1 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet. Comparatively, as of December 31, 2022, the Company had $2.0 million of debt issuance costs recorded as a reduction of Long-term debt on the Condensed Consolidated Balance Sheet and $4.3 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet.
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain assets and/or liabilities denominated in certain foreign currencies. During the three months ended March 31, 2023, the Company entered into and settled forward contracts with an aggregate notional amount totaling $16.0 million, resulting in cash proceeds of $0.3 million. See Note 17 of Notes to Condensed Consolidated Financial Statements.
In the first three months of 2022, the Company incurred $6.0 million of total Combination, integration and other acquisition-related expenses, which includes $2.0 million of other expenses related to indemnification assets, described in the Non-GAAP Measures section of this Item below. The Company had net cash outflows related to the Combination, integration and other acquisition-related expenses during the first three months of 2022 of $4.2 million. The Company had no Combination, integration and other acquisition-related expenses in the first three months of 2023.
During the first three months of 2023, the Company incurred $2.1 million of strategic planning expenses for the planning phase as compared to $3.1 million during the first three months of 2022. The Company expects to incur additional operating costs and associated cash flows, as well as higher capital expenditures related to strategic planning, process optimization and the next phase of the Company’s long-term integration to further optimize its footprint, processes and other functions in 2023 and thereafter.
The Company’s management approved, and the Company initiated, a global restructuring plan (the “QH Program”) in 2019 as part of its planned cost synergies associated with the Combination. As of December 31, 2022, the Company has substantially completed all of the initiatives under the QH Program with only an immaterial amount of remaining severance still to be paid, which is expected to continue into 2023. In the fourth quarter of 2022, the Company’s management initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. The exact timing to complete all actions and final costs associated will depend on a number of factors and are subject to change. The Company is continuing to evaluate and expects to implement further actions under this program, and as a result, additional headcount reductions and restructuring costs may be incurred in the future. The Company expects to generate full run-rate cost savings from the global cost and optimization program of approximately $20 million by the end of 2024. The Company expects total cash costs of this program to be approximately 1 to 1.5 times savings. The Company recognized Restructuring and related charges of $4.0 million and $0.8 million in the first three months of 2023 and 2022, respectively, as a result of these programs. The Company made cash payments related to the settlement of restructuring liabilities under the restructuring programs during the first three months of 2023 of approximately $2.7 million compared to $0.4 million in the first three months of 2022. The Company has remaining restructuring accruals as of March 31, 2023, for these programs of $6.8 million, which the Company expects to settle over the next twelve months. See Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report.
As of March 31, 2023, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $20.2 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $6.3 million as a result of offsetting benefits in other tax jurisdictions.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The Company previously disclosed in its 2022 Form 10-K that two of the Company’s locations suffered property damages as a result of flooding and electrical fire, respectively. The Company maintains property and flood insurance for all of its locations globally. During the three months ended March 31, 2023, there have been no significant changes to the facts or circumstances of this previously disclosed matter, other than the ongoing work with the Company’s insurance adjuster and insurance carrier regarding the insurance claims submitted. Through March 31, 2023, the Company has received cumulative payments from its insurers of $5.7 million associated with these events. During the three months ended March 31, 2023, the Company recognized a gain on insurance recoveries of $0.8 million. See Notes 10 and 18 of Notes to the Condensed Consolidated Financial Statements, in Item 1 of this report.
The Company believes that its existing cash, anticipated cash flows from operations and available additional liquidity will be sufficient to support its operating requirements and fund its business objectives for at least the next twelve months, including but not limited to, payments of dividends to shareholders, pension plan contributions, capital expenditures, other business opportunities (including potential acquisitions), implementing actions to achieve the Company’s sustainability goals and other potential known or anticipated contingencies. The Company believes it has sufficient additional liquidity to support its operating requirements and to fund its business obligations for the period beyond the next twelve months as well, including the aforementioned items which are expected to recur annually, as well as future principal and interest payments on the Company’s Credit Facility, tax obligations and other long-term liabilities. The Company’s liquidity is affected by many factors, some based on normal operations of our business and others related to the impact of the pandemic and other global events on our business and on global economic conditions as well as industry uncertainties, which we cannot predict. We also cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We may seek, as we believe appropriate, additional debt or equity financing which would provide capital for corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions and organic investments. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including the actual and projected demand for our products, specialty chemical industry conditions, competitive factors, and the condition of financial markets, among others.
Non-GAAP Measures
The information in this Form 10-Q includes non-GAAP (unaudited) financial information that includes EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP earnings per diluted share. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they enhance a reader’s understanding of the financial performance of the Company, are indicative of future operating performance of the Company, and facilitate a comparison among fiscal periods, as the non-GAAP financial measures exclude items that are not considered indicative of future operating performance or not considered core to the Company’s operations. Non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP. In addition, our definitions of EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP earnings per diluted share, as discussed and reconciled below to the most comparable respective GAAP measures, may not be comparable to similarly named measures reported by other companies.
The Company presents EBITDA which is calculated as net income attributable to the Company before depreciation and amortization, interest expense, net, and taxes on income before equity in net income of associated companies. The Company also presents adjusted EBITDA which is calculated as EBITDA plus or minus certain items that are not considered indicative of future operating performance or not considered core to the Company’s operations. In addition, the Company presents non-GAAP operating income, which is calculated as operating income plus or minus certain items that are not considered indicative of future operating performance or not considered core to the Company’s operations. Adjusted EBITDA margin and non-GAAP operating margin are calculated as the percentage of adjusted EBITDA and non-GAAP operating income to consolidated net sales, respectively. The Company believes these non-GAAP measures provide transparent and useful information and are widely used by investors, analysts, and peers in our industry as well as by management in assessing the operating performance of the Company on a consistent basis.
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

Quaker Chemical Corporation
Management’s Discussion and Analysis
Certain of the prior period non-GAAP financial measures presented in the following tables have been adjusted to conform with current period presentation. The following tables reconcile the Company’s non-GAAP financial measures (unaudited) to their most directly comparable GAAP (unaudited) financial measures (dollars in thousands unless otherwise noted, except per share amounts):

Non-GAAP Operating Income and Margin Reconciliations	Three Months Ended March 31,
	2023	2022
Operating income	$49,929	$29,403
Combination, integration and other acquisition-related expenses (a)	—	4,053
Restructuring and related charges, net (b)	3,972	820
Strategic planning expenses (c)	2,087	3,088
Russia-Ukraine conflict related expenses (d)	—	1,166
Other charges (e)	305	631
Non-GAAP operating income	$56,293	$39,161
Non-GAAP operating margin (%) (j)	11.3%	8.3%

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Net Income Reconciliations	Three Months Ended March 31,
	2023	2022
Net income attributable to Quaker Chemical Corporation	$29,534	$19,816
Depreciation and amortization (h)	20,510	20,727
Interest expense, net	13,242	5,345
Taxes on income before equity in net income of associated companies (i)	9,533	2,866
EBITDA	72,819	48,754
Equity (income) loss in a captive insurance company (f)	(422)	244
Combination, integration and other acquisition-related expenses (a)	—	6,032
Restructuring and related charges, net (b)	3,972	820
Strategic planning expenses (c)	2,087	3,088
Russia-Ukraine conflict related expenses (d)	—	1,166
Other charges (e)	335	340
Adjusted EBITDA	$78,791	$60,444
Adjusted EBITDA margin (%) (j)	15.8%	12.7%

Adjusted EBITDA	$78,791	$60,444
Less: Depreciation and amortization (h)	20,510	20,727
Less: Interest expense, net	13,242	5,345
Less: Taxes on income before equity in net income of associated companies - adjusted (a)(i)	11,047	8,902
Non-GAAP net income	$33,992	$25,470

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations	Three Months Ended March 31,
	2023	2022
GAAP earnings per diluted share attributable to Quaker Chemical Corporation common shareholders	$1.64	$1.11
Equity (income) loss in a captive insurance company per diluted share (f)	(0.02)	0.01
Combination, integration and other acquisition-related expenses per diluted share (a)	—	0.25
Restructuring and related charges, net per diluted share (b)	0.17	0.03
Strategic planning expenses per diluted share (c)	0.10	0.14
Russia-Ukraine conflict related expenses per diluted share (d)	—	0.06
Other charges per diluted share (e)	0.01	0.01
Impact of certain discrete tax items per diluted share (g)	(0.01)	(0.19)
Non-GAAP earnings per diluted share (k)	$1.89	$1.42
(a)Combination, integration and other acquisition-related expenses include certain legal, financial, and other advisory and consultant costs incurred in connection with the Combination integration activities. These amounts also include expense associated with the Company's other recent acquisitions, including certain legal, financial, and other advisory and consultant costs incurred in connection with due diligence. These costs are not indicative of the future operating performance of the Company. Less than $0.1 million for the three months ended March 31, 2022 of these pre-tax costs were considered non-deductible for the purpose of determining the Company’s effective tax rate, and, therefore, taxes on income before equity in net income of associated companies - adjusted reflects the impact of these items. During the three months ended March 31, 2022, the Company recorded $2.0 million of other expense related to an indemnification asset, which is included in the caption “Combination, integration and other acquisition-related expenses” in the reconciliation of GAAP earnings per diluted share attributed to Quaker Chemical Corporation common shareholders to Non-GAAP earnings per diluted share as well as the reconciliation of net income attributable to Quaker Chemical Corporation to Adjusted EBITDA and Non-GAAP net income. There were no Combination, integration and other acquisition-related expenses incurred in the first quarter of 2023. See Notes 2, 10, and 11 of Notes to Condensed Consolidated Financial Statements, which appear in Item 1 of this Report.
(b)Restructuring and related charges represent the costs incurred by the Company associated with the Company’s restructuring programs. These costs are not indicative of the future operating performance of the Company. See Note 7 of Notes to Condensed Consolidated Financial Statements, which appear in Item 1 of this Report.
(c)Strategic planning expenses include certain consultant and advisory expenses for the Company’s strategic planning phase of its long-term process optimization and integration projects to further optimize its footprint, processes and other functions. These planning phase costs are one-time in nature and not indicative of the future operating performance of the Company.
(d)Russia-Ukraine conflict related expenses represent the costs associated with a specific reserve or changes to existing reserves for trade accounts receivable within the Company’s EMEA reportable segment related to certain customers who filed for bankruptcy protection as well as costs related to specific reserves recorded for certain customer accounts receivables which in each case were directly impacted by the ongoing conflict between Russia and Ukraine. These expenses are not indicative of the future operating performance of the Company.
(e)Other charges include executive transition costs, facility remediation insurance recoveries, net, charges incurred by an inactive subsidiary of the Company as a result of the termination of restrictions on insurance settlement reserves, non-service components of the Company’s pension and postretirement net periodic benefit income, and the foreign currency remeasurement impacts associated with the Company’s affiliates whose local economies are designated as hyper-inflationary under U.S. GAAP. These expenses are not indicative of the future operating performance of the Company. See Notes 1, 9 and 18 of Notes to Condensed Consolidated Financial Statements, which appear in Item 1 of this Report.
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

Quaker Chemical Corporation
Management’s Discussion and Analysis
(g)The impacts of certain discrete tax items include changes in valuation allowances recorded on certain Brazilian branch foreign tax credits and the recording of deferred taxes on Brazilian branch income. Both of these discrete items related to tax law changes in the U.S. due to the issuance of final foreign tax credit regulations during the period ended March 31, 2023. Additionally, the Company has discrete items related to the remeasurement of deferred taxes on the transfer of intellectual property and the release of the reserves for uncertain tax positions settled during the period and certain taxes, penalties, and interest due as a result of the settlements. See Note 11 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(h)Depreciation and amortization for both the three months ended March 31, 2023 and 2022 include approximately $0.3 million of amortization expense recorded within equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations, which is attributable to the amortization of the fair value step up for the Company’s 50% interest in a joint venture in Korea as a result of required purchase accounting.
(i)Taxes on income before equity in net income of associated companies – adjusted presents the impact of any current and deferred income tax expense (benefit), as applicable, of the reconciling items presented in the reconciliation of net income attributable to Quaker Chemical Corporation to adjusted EBITDA, and was determined utilizing the applicable rates in the taxing jurisdictions in which these adjustments occurred, subject to deductibility. Combination, integration and other acquisition-related expenses described in (a) resulted in incremental taxes of approximately $1.4 million for the three months ended March 31, 2022. Restructuring and related charges, net described in (b) above resulted in incremental taxes of $1.0 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Strategic planning expenses described in (c) above resulted in incremental taxes of $0.5 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. Russia-Ukraine conflict related expenses described in (d) resulted in incremental taxes of $0.3 million for the three months ended March 31, 2022. Other charges described in (e) resulted in a net tax benefit of less than $0.1 million and incremental taxes of less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The impact of certain discrete items described in (g) resulted in incremental tax expense of less than $0.1 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively.
(j)The Company calculates adjusted EBITDA margin and non-GAAP operating margin as the percentage of adjusted EBITDA and non-GAAP operating income to consolidated net sales.
(k)The Company calculates non-GAAP earnings per diluted share as non-GAAP net income attributable to the Company per weighted average diluted shares outstanding using the “two-class share method” to calculate such in each given period.
Off-Balance Sheet Arrangements
The Company had no material off-balance sheet commitments or obligations as of March 31, 2023. The Company’s off-balance sheet items outstanding as of March 31, 2023 includes approximately $5 million of total bank letters of credit and guarantees. The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources. See Note 14 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report.
Operations
Consolidated Operations Review – Comparison of the First Quarter of 2023 with the First Quarter of 2022
Net sales were $500.1 million in the first quarter of 2023 compared to $474.2 million in the first quarter of 2022. The net sales increase of $25.9 million or 5% quarter-over-quarter reflects an increase in selling price and product mix of 19%, partially offset by a decline in organic sales volumes of approximately 11% and the unfavorable impact from foreign currency translation of approximately 3%. The increase in selling price and product mix was primarily driven by year-over-year impact of our value-based pricing initiatives implemented to offset the significant increases in raw material and other input costs. The decline in organic sales volumes was primarily attributable to softer end market conditions, notably in EMEA and Asia/Pacific, the impacts of the ongoing war in Ukraine, the wind-down of the tolling agreement for products previously divested related to the Combination, and the Company’s ongoing value-based pricing initiatives.
COGS were $326.7 million in the first quarter of 2023 compared to $328.1 million in the first quarter of 2022, a decrease of $1.4 million. The relatively consistent level of COGS in both periods reflects lower spend on the decline in current year volumes, which more than offset higher costs due to inflationary pressures in the Company’s global raw material, manufacturing and supply chain and logistics costs compared to the prior year.
Gross profit was $173.5 million in the first quarter of 2023 compared to $146.1 million in the first quarter of 2022, an increase of $27.4 million or 19%. The Company’s reported gross margin in the first quarter of 2023 was 34.7% compared to 30.8% in the first quarter of 2022 primarily driven by the year-over-year impact of our value-based pricing initiatives implemented to offset the significant increases in raw material and other input costs.

Quaker Chemical Corporation
Management’s Discussion and Analysis
SG&A was $119.5 million in the first quarter of 2023 compared to $111.8 million in the first quarter of 2022, an increase $7.8 million or 7%, driven by higher labor-related costs including year-over-year inflationary increases and higher levels of incentive compensation on improved Company performance, partially offset by lower SG&A due to foreign currency translation compared to the prior year.
The Company incurred $4.1 million of Combination, integration and other acquisition-related operating expenses in the first quarter of 2022, primarily due to various professional fees related to legal, financial and other advisory and consultant expenses for integration activities. There were no similar expenses incurred in the first quarter of 2023. See the Non-GAAP Measures section of this Item, above.
The Company incurred Restructuring and related charges of $4.0 million and $0.8 million during the first quarters of 2023 and 2022, respectively, related to reductions in headcount and site closures under the Company’s previous and current restructuring programs. See the Non-GAAP Measures section of this Item, above.
Operating income in the first quarter of 2023 was $49.9 million compared to $29.4 million in the first quarter of 2022. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item, above, the Company’s non-GAAP operating income increased to $56.3 million in the first quarter of 2023 as compared to $39.2 million in the first quarter of 2022 primarily due to higher gross profit partially offset by higher SG&A, described above.
The Company had Other expense, net of $2.2 million in both the first quarter of 2023 and 2022. Both the first quarter of 2023 and 2022 included foreign exchange transaction losses. The first quarter of 2023 also included a gain on insurance recoveries, while the first quarter of 2022 included an expense related to a Combination-related indemnification asset. See the Non-GAAP Measures section of this Item, above.
Interest expense, net, was $13.2 million in the first quarter of 2023 compared to $5.3 million in the first quarter of 2022, an increase of $7.9 million as a result of an increase in interest rates quarter-over-quarter, as well as higher average borrowings outstanding during the current year quarter.
The Company’s effective tax rates for the first quarters of 2023 and 2022 were 27.7% and 13.1%, respectively. The Company’s effective tax rate for the three months ended March 31, 2023 was impacted by various items including foreign tax inclusions, withholding taxes, foreign tax credits, and net tax expense related to share-based compensation, partially offset with changes in uncertain tax positions and favorable return to provision adjustments. Comparatively, the prior year effective tax rate was largely impacted by changes in the valuation allowance for foreign tax credits due to legislative guidance issued and audit settlements reached with Italian tax authorities. In addition, the Company incurred higher tax expense during the three months ended March 31, 2022 related to one of the Company’s subsidiaries recording earnings at a statutory tax rate of 25% while the recertification of its concessionary 15% tax rate was pending receipt. Excluding the impact of non-core items in each quarter, described in the Non-GAAP Measures section of this Item, above, the Company estimates that its effective tax rates for both the first quarters of 2023 and 2022 would have been approximately 27%. The Company expects continued volatility in its effective tax rates due to several factors, including the timing and scope of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, the treatment of certain acquisition-related costs and the timing and amount of certain share-based compensation-related tax benefits, among other factors.
Equity in net income of associated companies was $4.6 million in the first quarter of 2023 compared to $0.8 million in the first quarter of 2022, an increase of $3.8 million, primarily due to higher current year income from the Company’s interest in a captive insurance company as well as from the Company’s 50% interest in a joint venture in Korea. See the Non-GAAP Measures section of this Item, above.
Net income attributable to noncontrolling interest was less than $0.1 million in both the first quarter of 2023 and 2022.
Foreign exchange unfavorably impacted the Company’s first quarter of 2023 results by approximately 7% driven by the impact from foreign currency translation on earnings as well as higher foreign exchange transaction losses in the current quarter as compared to the prior year first quarter.
Reportable Segments Review - Comparison of the First Quarter of 2023 with the First Quarter of 2022
The Company’s reportable segments reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker of the Company assesses its performance. During the first quarter of 2023, the Company reorganized its executive management team to align with its new business structure. The Company’s new structure includes three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The three geographic segments are comprised of the assets and operations in each respective region, including assets and operations formerly included in the Global Specialty Businesses segment. Prior to the Company’s reorganization, the Company’s historical reportable segments were: (i) Americas; (ii) EMEA; (iii) Asia/Pacific; and (iv) Global Specialty Businesses. All prior period information has been recast to reflect the Company’s new reportable segments.
Segment operating earnings for the Company’s reportable segments are comprised of net sales less COGS and SG&A directly related to the respective segment’s product sales. Operating expenses not directly attributable to the net sales of each respective segment, such as certain corporate and administrative costs, Combination, integration and other acquisition-related expenses and Restructuring and related charges. Other items not specifically identified with the Company’s reportable segments include interest expense, net, and other expense, net.
Americas
Americas represented approximately 50% of the Company’s consolidated net sales in the first quarter of 2023. The segment’s net sales were $251.4 million, an increase of $39.3 million or 19%, compared to the first quarter of 2022. The increase in net sales was due to higher selling price and product mix of 22% and the favorable impact of foreign currency translation of 1%, partially offset by a decrease in organic sales volumes of 4%. The increase in selling price and product mix was primarily driven by the year-over-year impact of price increases implemented throughout 2022 to offset the significant increases in raw material and other input costs. The current quarter decline in organic sales volumes was primarily driven by softer market conditions, the wind-down of the tolling agreement for products previously divested related to the Combination and the Company’s ongoing value-based pricing initiatives partially offset by new business wins. This segment’s operating earnings were $66.1 million, an increase of $21.1 million or 47%, compared to the first quarter of 2022 primarily driven by higher net sales coupled with a recovery in margins reflecting the Company’s ongoing initiatives aimed at offsetting the significant inflationary pressures impacting the business.
EMEA
EMEA represented approximately 31% of the Company’s consolidated net sales in the first quarter of 2023. The segment’s net sales were $152.4 million, an increase of $5.6 million or 4%, compared to the first quarter of 2022. This was driven by higher selling price and product mix of 19%, partially offset by the unfavorable impact of foreign currency translation of 4% and a decrease in sales volumes of 11%. The increase in selling price and product mix was primarily driven by the year-over-year impact of price increases implemented throughout 2022 to offset the significant increases in raw material and other input costs. The decline in sales volumes was primarily driven by softer market conditions, including the direct and indirect impacts of the ongoing war in Ukraine, as well as lower volumes associated with the Company’s ongoing value-based pricing initiatives and the wind-down of the tolling agreement for products previously divested related to the Combination. The unfavorable foreign currency translation impact was primarily due to the strengthening of the U.S. dollar against the euro as this exchange rate averaged 1.07 U.S. dollar per euro in the first quarter of 2023 compared to 1.12 U.S. dollar per euro in the first quarter of 2022. This segment’s operating earnings were $27.6 million, an increase of $4.3 million or 19%, compared to the first quarter of 2022. The increase in segment operating earnings was primarily driven by higher net sales coupled with a recovery in margins reflecting the Company’s ongoing initiatives aimed at offsetting the significant inflationary pressures on impacting the business.
Asia/Pacific
Asia/Pacific represented approximately 19% of the Company’s consolidated net sales in the first quarter of 2023. The segment’s net sales were $96.3 million, a decrease of $19.0 million or 16%, compared to the first quarter of 2022. The decrease in net sales was driven by lower organic sales volumes of 22% and an unfavorable impact from foreign currency translation of 6%, partially offset by higher selling price and product mix of 12%. The decline in organic sales volumes was primarily driven by softer market conditions, including the impact of COVID-19 lockdown measures, primarily in China, as well as lower volumes associated with the Company’s ongoing value-based pricing initiatives. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Chinese renminbi as this exchange rate averaged 6.84 Chinese renminbi per U.S. dollar in the first quarter of 2023 compared to 6.35 Chinese renminbi per U.S. dollar in the first quarter of 2022. The increase in selling price and product mix was primarily driven by year-over-year impact of price increases implemented throughout 2022 to offset the significant increases in raw material and other input costs. This segment’s operating earnings were $27.7 million, an increase of $3.2 million or 13% compared to the first quarter of 2022. The increase in segment operating earnings was primarily driven by a recovery in margins reflecting the Company’s ongoing initiatives aimed at offsetting the significant inflationary pressures as well as slightly lower levels of SG&A, which more than offset the decline in net sales.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Factors That May Affect Our Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
Certain information included in this Report and other materials filed or to be filed by us with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events, including statements regarding the potential effects of the COVID-19 pandemic, the Russia and Ukraine conflict, inflation, bank failures, higher interest rate environment, global supply chain constraints on the Company’s business, results of operations, and financial condition, our expectation that we will maintain sufficient liquidity, remain in compliance with the terms of the Company’s credit facility, expectations about future demand and raw material costs and statements regarding the impact of increased raw material costs and pricing initiatives.
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
•inflationary pressures, cost increases and the impacts of constraints and disruptions in the global supply chain;
•the potential benefits of acquisitions
•the potential for a variety of macroeconomic events, including the possibility of global or regional recessions, inflation generally, continued or accelerated cost increases in prices of raw materials such as oil and increasing interest rates, to impact the value of our assets or result in asset impairments or otherwise adversely affect our business;
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
Other major risks and uncertainties include, but are not limited to, the primary and secondary impacts of the COVID-19 pandemic, as well as inflationary pressures, including the potential for continued significant increases in raw material costs, supply chain disruptions, customer financial instability, rising interest rates and the possibility of economic recession, worldwide economic and political disruptions including the impacts of the military conflict between Russia and Ukraine, the economic and other sanctions imposed by other nations on Russia, suspensions of activities in Russia by many multinational companies and the potential expansion of military activity, foreign currency fluctuations, significant changes in applicable tax rates and regulations, future terrorist attacks and other acts of violence.
Furthermore, the Company is subject to the same business cycles as those experienced by our customers in the steel, automobile, aircraft, industrial equipment, and durable goods industries. Other factors could also adversely affect us, including those related to acquisitions and the integration of acquired businesses.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Therefore, we caution you not to place undue reliance on our forward-looking statements. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to the Risk Factors section, which appears in Item 1A in our 2022 Form 10-K and in our quarterly and other reports filed from time to time with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have evaluated the information required under this Item that was disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2022, and we believe there has been no material change to that information, except the interest rate risk noted below.
Interest Rate Risk.
During June 2022, the Company entered into an amendment to its primary credit facility (the “Original Credit Facility”, or as amended, the “Credit Facility”). See Note 20 of Notes to Consolidated Financial Statements included in Item 8 of our 2022 Form 10-K and Note 14 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report. As of December 31, 2022, borrowings under the Credit Facility bear interest at either term Secured Overnight Financing Rate (“SOFR”) or a base rate, in each case, plus an applicable margin based upon the Company’s consolidated net leverage ratio, and, in the case of term SOFR, a spread adjustment equal to 0.10% per annum. As a result of the variable interest rates applicable under the Credit Facility, if interest rates rise significantly, the cost of debt to the Company will increase. This may have an adverse effect on the Company, depending on the extent of the Company’s borrowings outstanding throughout a given year. As of December 31, 2022, and March 31, 2023, the Company had outstanding borrowings under the Credit Facility of approximately $943.5 million and $931.5 million, respectively. The weighted average interest rate applicable on outstanding borrowings under the Credit Facility was approximately 4.9% and 5.9% as of December 31, 2022, and March 31, 2023, respectively. The weighted average interest rate applicable on outstanding borrowings under the Original Credit Facility and the Credit Facility during the year ended December 31, 2022 was approximately 3.0% and the three months ended March 31, 2023 was approximately 5.8%. An interest rate change of 100 basis points would result in an approximate $9.4 million and $9.3 million increase or decrease to interest expense for the year ended December 31, 2022 and the year ended December 31, 2023, respectively.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of March 31, 2023, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.2%. These interest rate swaps are designated and qualify as cash flow hedges. The Company has previously used derivative financial instruments primarily for the purpose of hedging exposures to fluctuations in interest rates.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2023, the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.
Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2023.

PART II.
OTHER INFORMATION
Items 3, 4 and 5 of Part II are inapplicable and have been omitted.
Item 1. Legal Proceedings.
Incorporated by reference is the information in Note 18 of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, of this Report.
Item 1A. Risk Factors.
The Company’s business, financial condition, results of operations and cash flows are subject to various risks that could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed in Part I, Item 1A of our 2022 Form 10-K. There have been no material changes to the risk factors described therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this Report:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share (2)	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 - January 31	103	$196.87	—	$86,865,026
February 1 - February 28	30,521	$215.44	—	$86,865,026
March 1 - March 31	5,033	$193.28	—	$86,865,026
Total	35,657	$201.86	—	$86,865,026
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
(3)On May 6, 2015, the Board of Directors of the Company approved, and the Company announced, a share repurchase program, pursuant to which the Company is authorized to repurchase up to $100,000,000 of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”), and it has no expiration date. There were no shares acquired by the Company pursuant to the 2015 Share Repurchase Program during the quarter ended March 31, 2023.
Limitation on the Payment of Dividends
The Credit Facility has certain limitations on the payment of dividends and other so-called restricted payment covenants. See Note 14 of Notes to Condensed Consolidated Financial Statements, in Part I, Item 1, of this Report.

Table of Content
Item 6. Exhibits.
(a) Exhibits

3.1	–
Amended and Restated Articles of Incorporation (as amended through July 24, 2019). Incorporated by reference to Exhibit 3.1 as filed by the Registrant with its quarterly report on Form 10-Q filed on August 1, 2019.

3.2	–	Amended and Restated By-laws (effective December 19, 2022). Incorporated by reference to Exhibit 3.1 as filed by the Registrant within its current report on Form 8-K on December 20, 2022.
10.1	–	Employment Agreement by and between the Registrant and Jeffrey Fleck dated January 23, 2023, effective February 27, 2023.*†
10.2	–	Form of Change of Control Agreement by and between the Registrant and certain executive officers (including Jeffrey Fleck).*†
10.3	–	Form of Performance Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan.*†
31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
32.1	–	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S. C. Section 1350.**
32.2	–	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S. C. Section 1350.**
101.INS	–	Inline XBRL Instance Document*
101.SCH	–	Inline XBRL Taxonomy Schema Document*
101.CAL	–	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	–	Inline XBRL Taxonomy Definition Linkbase Document*
101.LAB	–	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	–	Inline XBRL Taxonomy Presentation Linkbase Document*
104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)*
* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan.
*********

Table of Content
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Shane W. Hostetter
Date: May 4, 2023	Shane W. Hostetter, Senior Vice President, Chief Financial Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)