Form 10-Q
period 2023-06-30
QUAKER CHEMICAL CORP
filed 2023-08-01
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on July 15, 2023	17,997,040

Quaker Chemical Corporation

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited).
Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$495,444	$492,388	$995,592	$966,559
Cost of goods sold (excluding amortization expense - See Note 13)	317,753	342,824	644,451	670,924
Gross profit	177,691	149,564	351,141	295,635
Selling, general and administrative expenses	119,853	115,830	239,402	227,625
Restructuring and related charges (credits), net	1,043	(1)	5,015	819
Combination, integration and other acquisition-related expenses	—	1,832	—	5,885
Operating income	56,795	31,903	106,724	61,306
Other expense, net	(3,606)	(8,399)	(5,845)	(10,605)
Interest expense, net	(12,721)	(6,494)	(25,963)	(11,839)
Income before taxes and equity in net income of associated companies	40,468	17,010	74,916	38,862
Taxes on income before equity in net income of associated companies	13,830	1,374	23,363	4,240
Income before equity in net income of associated companies	26,638	15,636	51,553	34,622
Equity in net income (loss) of associated companies	2,755	(1,265)	7,381	(430)
Net income	29,393	14,371	58,934	34,192
Less: Net income attributable to noncontrolling interest	47	28	54	33
Net income attributable to Quaker Chemical Corporation	$29,346	$14,343	$58,880	$34,159
Per share data:
Net income attributable to Quaker Chemical Corporation common shareholders – basic	$1.63	$0.80	$3.28	$1.91
Net income attributable to Quaker Chemical Corporation common shareholders – diluted	$1.63	$0.80	$3.27	$1.91
Dividends declared	$0.435	$0.415	$0.870	$0.830
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$29,393	$14,371	$58,934	$34,192

Other comprehensive (loss) income, net of tax
Currency translation adjustments	(13,080)	(76,433)	1,388	(83,299)
Defined benefit retirement plans	697	1,407	571	1,903
Current period change in fair value of derivatives	4,173	575	4,563	1,675
Unrealized gain (loss) on available-for-sale securities	1,241	(567)	1,575	(1,567)
Other comprehensive (loss) income	(6,969)	(75,018)	8,097	(81,288)

Comprehensive income (loss)	22,424	(60,647)	67,031	(47,096)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(9)	5	(19)	(1)
Comprehensive income (loss) attributable to Quaker Chemical Corporation	$22,415	$(60,642)	$67,012	$(47,097)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Unaudited; Dollars in thousands, except par value)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$189,405	$180,963
Accounts receivable, net	454,230	472,888
Inventories
Raw materials and supplies	137,914	151,105
Work-in-process and finished goods	137,026	133,743
Prepaid expenses and other current assets	65,426	55,438
Total current assets	984,001	994,137
Property, plant and equipment, at cost	441,963	428,190
Less: Accumulated depreciation	(237,231)	(229,595)
Property, plant and equipment, net	204,732	198,595
Right of use lease assets	40,983	43,766
Goodwill	507,370	515,008
Other intangible assets, net	918,143	942,925
Investments in associated companies	91,960	88,234
Deferred tax assets	10,033	11,218
Other non-current assets	33,019	27,739
Total assets	$2,790,241	$2,821,622
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$19,369	$19,245
Accounts payable	193,790	193,983
Dividends payable	7,830	7,808
Accrued compensation	35,129	39,834
Accrued restructuring	5,160	5,483
Accrued pension and postretirement benefits	1,579	1,560
Other accrued liabilities	83,681	86,873
Total current liabilities	346,538	354,786
Long-term debt	863,934	933,561
Long-term lease liabilities	24,218	26,967
Deferred tax liabilities	156,247	160,294
Non-current accrued pension and postretirement benefits	29,174	28,765
Other non-current liabilities	33,464	38,664
Total liabilities	1,453,575	1,543,037
Commitments and contingencies (Note 18)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding June 30, 2023 – 17,999,223 shares; December 31, 2022 – 17,950,264 shares	17,999	17,950
Capital in excess of par value	934,941	928,288
Retained earnings	513,148	469,920
Accumulated other comprehensive loss	(130,108)	(138,240)
Total Quaker shareholders’ equity	1,335,980	1,277,918
Noncontrolling interest	686	667
Total equity	1,336,666	1,278,585
Total liabilities and equity	$2,790,241	$2,821,622
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$58,934	$34,192
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	706	2,236
Depreciation and amortization	40,824	41,036
Equity in undistributed earnings of associated companies, net of dividends	(4,207)	3,400
Deferred compensation, deferred taxes and other, net	154	(10,208)
Share-based compensation	7,414	5,433
Loss on extinguishment of debt	—	5,246
Combination and other acquisition-related expenses, net of payments	—	(3,880)
Restructuring and related charges	5,015	819
Pension and other postretirement benefits	(308)	(2,269)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	22,017	(51,944)
Inventories	11,750	(58,427)
Prepaid expenses and other current assets	(8,925)	(5,558)
Change in restructuring liabilities	(5,410)	(797)
Accounts payable and accrued liabilities	(11,912)	32,298
Net cash provided by (used in) operating activities	116,052	(8,423)
Cash flows from investing activities
Investments in property, plant and equipment	(17,040)	(15,138)
Payments related to acquisitions, net of cash acquired	—	(9,383)
Proceeds from disposition of assets	—	85
Net cash used in investing activities	(17,040)	(24,436)
Cash flows from financing activities
Payments of long-term debt	(9,439)	(668,500)
Proceeds from long-term debt	—	750,000
(Payments) borrowings on revolving credit facilities, net	(62,778)	16,703
Payments on other debt, net	(456)	(155)
Financing-related debt issuance costs	—	(3,734)
Dividends paid	(15,631)	(14,862)
Other stock related activity	(712)	(821)
Net cash (used in) provided by financing activities	(89,016)	78,631
Effect of foreign exchange rate changes on cash	(1,554)	(8,600)
Net increase in cash and cash equivalents	8,442	37,172
Cash and cash equivalents at the beginning of the period	180,963	165,176
Cash and cash equivalents at the end of the period	$189,405	$202,348
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited; Dollars in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2021	$17,897	$917,053	$516,334	$(63,990)	$628	$1,387,922
Net income	—	—	19,816	—	5	19,821
Amounts reported in other comprehensive (loss) income	—	—	—	(6,271)	1	(6,270)
Dividends ($0.415 per share)	—	—	(7,434)	—	—	(7,434)
Share issuance and equity-based compensation plans	15	1,646	—	—	—	1,661
Balance as of March 31, 2022	$17,912	$918,699	$528,716	$(70,261)	$634	$1,395,700
Net income	—	—	14,343	—	28	14,371
Amounts reported in other comprehensive loss	—	—	—	(74,985)	(33)	(75,018)
Dividends ($0.415 per share)	—	—	(7,438)	—	—	(7,438)
Share issuance and equity-based compensation plans	8	2,943	—	—	—	2,951
Balance as of June 30, 2022	$17,920	$921,642	$535,621	$(145,246)	$629	$1,330,566

Balance as of December 31, 2022	$17,950	$928,288	$469,920	$(138,240)	$667	$1,278,585
Net income	—	—	29,534	—	7	29,541
Amounts reported in other comprehensive income	—	—	—	15,063	3	15,066
Dividends ($0.435 per share)	—	—	(7,822)	—	—	(7,822)
Share issuance and equity-based compensation plans	32	1,386	—	—	—	1,418
Balance as of March 31, 2023	$17,982	$929,674	$491,632	$(123,177)	$677	$1,316,788
Net income	—	—	29,346	—	47	29,393
Amounts reported in other comprehensive loss	—	—	—	(6,931)	(38)	(6,969)
Dividends ($0.435 per share)	—	—	(7,830)	—	—	(7,830)
Share issuance and equity-based compensation plans	17	5,267	—	—	—	5,284
Balance as of June 30, 2023	$17,999	$934,941	$513,148	$(130,108)	$686	$1,336,666
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 1 – Basis of Presentation and Description of Business
As used in these Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the period ended June 30, 2023 (the “Report”), the terms “Quaker Houghton,” the “Company,” “we,” and “our” refer to Quaker Chemical Corporation (doing business as Quaker Houghton), its subsidiaries, and associated companies, unless the context otherwise requires. The “Combination” refers to the legacy Quaker combination with Houghton International, Inc. (“Houghton”).
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments consisting only of normal recurring adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).
During the first quarter of 2023, the Company reorganized its executive management team to align with its new business structure. The Company’s new structure includes three reportable segments: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia/Pacific. Prior to the Company’s reorganization, the Company’s historical reportable segments were: (i) Americas; (ii) EMEA; (iii) Asia/Pacific; and (iv) Global Specialty Businesses. Prior period information has been recast to align with the Company’s business structure as of January 1, 2023, including reportable segments, customer industry disaggregation. As a result of the Company’s new organizational structure effective January 1, 2023, the Company reallocated goodwill previously held by the former Global Specialty Businesses segment to the remaining business segments as of January 1, 2023. However, the Company did not recast the carrying amount of goodwill for the year ended December 31, 2022. See Notes 4, 5, and 13 of Notes to Condensed Consolidated Financial Statements.
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
Hyper-inflationary economies
Argentina’s and Türkiye’s economies were considered hyper-inflationary under U.S. GAAP effective July 1, 2018 and April 1, 2022, respectively. As of, and for the three and six months ended June 30, 2023, the Company's Argentine and Turkish subsidiaries represented a combined 1% and 2% of the Company’s consolidated total assets and net sales, respectively. During the three and six months ended June 30, 2023, the Company recorded $1.1 million and $1.6 million of remeasurement losses associated with the applicable currency conversions, respectively. Comparatively, during the three and six months ended June 30, 2022, the Company recorded less than $0.1 million and $0.2 million of remeasurement losses associated with the applicable currency conversions, respectively. These losses were recorded within foreign exchange losses, net, which is a component of Other expense, net, in the Company’s Condensed Consolidated Statements of Operations.
Note 2 – Business Acquisitions
Previous Acquisitions
In October 2022, the Company acquired a business that provides pickling and rinsing products and services, which is part of the EMEA reportable segment, for approximately 3.5 million EUR or approximately $3.5 million. This acquisition, along with the Company’s January 2022 acquisition in the Americas (described below), which had similar specializations and product offerings in pickling inhibitor technologies, strengthens Quaker Houghton’s position in pickling inhibitors and additives, enabling the Company to better support and optimize production processes for customers across the Metals industry. As of June 30, 2023, the allocation of the purchase of this acquisition in October 2022 has not been finalized and the one-year measurement period has not ended. Further adjustments may be necessary as a result of the Company’s ongoing assessment of additional information related to the fair value of assets acquired and liabilities assumed.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
In January 2022, the Company acquired a business that provides pickling inhibitor technologies, drawing lubricants and stamping oil, and various other lubrication, rust preventative, and cleaner applications, which is part of the Americas reportable segment for approximately $8.0 million. This business broadens the Company’s product offerings within its existing metals and metalworking business in the Americas region. During the third quarter of 2022 the Company finalized post-closing adjustments that resulted in the Company paying less than $0.1 million of additional purchase consideration. Also in January 2022, the Company acquired a business related to the sealing and impregnation of metal castings for the automotive sector, as well as impregnation resin and impregnation systems for metal parts, which is part of the EMEA reportable segment for approximately 1.2 million EUR or approximately $1.4 million. This business broadens its product offerings and service capabilities within its existing impregnation business. The allocation of the purchase prices of both of these January 2022 acquisitions have been finalized.
In November 2021, the Company acquired Baron Industries, a privately held company that provides vacuum impregnation services of castings, powder metals and electrical components for its Americas reportable segment for $11.0 million, including an initial cash payment of $7.1 million, subject to post-closing adjustments, as well as certain earn-out provisions that are payable at various times from 2022 through 2025. The earn-out provisions could total a maximum of $4.5 million. As of June 30, 2023, the Company has remaining earn-out liabilities recorded on its Condensed Consolidated Balance Sheet of $1.3 million. Additionally, during the third quarter of 2022 the Company finalized post-closing adjustments that resulted in the Company receiving a payment of less than $0.1 million.
In December 2020, the Company acquired Coral Chemical Company, LLC (“Coral”), a privately held U.S.-based provider of metal finishing fluid solutions. Subsequent to the acquisition, the Company and the sellers of Coral (the “Sellers”) have worked to finalize certain post-closing adjustments. During the second quarter of 2022, after failing to reach resolution, the Sellers filed suit asserting certain amounts owed related to tax attributes of the acquisition. During the first six months of 2023, there have been no material changes to the facts and circumstances of the claim asserted by the Sellers, and the Company continues to believe the potential range of exposure for this claim is $0 to $1.5 million.
Note 3 – Recently Issued Accounting Standards
There have been no recently issued accounting standards that will have a material impact on the Company’s condensed consolidated financial statements and related footnote disclosures.
Note 4 – Business Segments
The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific. The three segments are composed of the net sales and operations in each respective region. All prior period information has been recast to reflect the Company’s new reportable segments. See Note 1 of Notes to Condensed Consolidated Financial Statements.
Segment operating earnings for each of the Company’s reportable segments are comprised of the segment’s net sales less directly related Cost of goods sold (“COGS”) and Selling, general and administrative expenses (“SG&A”). Operating expenses not directly attributable to the net sales of each respective segment, such as certain corporate and administrative costs, Combination, integration and other acquisition-related expenses, and Restructuring and related charges (credits), net, are not included in segment operating earnings. Other items not specifically identified with the Company’s reportable segments include Interest expense, net and Other expense, net.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents information about the performance of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales
Americas	$253,219	$235,809	$504,632	$447,900
EMEA	143,533	145,535	295,982	292,354
Asia/Pacific	98,692	111,044	194,978	226,305
Total net sales	$495,444	$492,388	$995,592	$966,559

Segment operating earnings
Americas	$69,007	$52,137	$135,132	$97,316
EMEA	25,583	20,076	53,154	43,324
Asia/Pacific	27,989	24,922	55,641	49,423
Total segment operating earnings	122,579	97,135	243,927	190,063
Combination, integration and other acquisition-related expenses	—	(1,832)	—	(5,885)
Restructuring and related (charges) credits, net	(1,043)	1	(5,015)	(819)
Non-operating and administrative expenses	(49,950)	(48,579)	(101,721)	(92,042)
Depreciation of corporate assets and amortization	(14,791)	(14,822)	(30,467)	(30,011)
Operating income	56,795	31,903	106,724	61,306
Other expense, net	(3,606)	(8,399)	(5,845)	(10,605)
Interest expense, net	(12,721)	(6,494)	(25,963)	(11,839)
Income before taxes and equity in net income of associated companies	$40,468	$17,010	$74,916	$38,862
The following table summarizes inter-segment revenues. All inter-segment transactions have been eliminated from each reportable segment’s net sales and earnings for all periods presented in the above tables.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas	2,179	3,441	5,006	6,497
EMEA	7,463	15,634	13,556	27,810
Asia/Pacific	476	115	536	412
Note 5 – Net Sales and Revenue Recognition
Arrangements Resulting in Net Reporting
As part of the Company’s FluidcareTM business, certain third-party product sales to customers are managed by the Company. The Company transferred third-party products under arrangements recognized on a net reporting basis of $21.0 million and $41.7 million for the three and six months ended June 30, 2023, respectively, and $20.5 million and $40.3 million for the three and six months ended June 30, 2022, respectively.
Customer Concentration
A significant portion of the Company’s revenues are realized from the sale of process fluids and services to manufacturers of steel, aluminum, automobiles, aerospace, industrial and agricultural equipment, and durable goods. As previously disclosed in the Company’s 2022 Form 10-K, for the year ended December 31, 2022, the Company’s five largest customers combined (each composed of multiple subsidiaries or divisions with semiautonomous purchasing authority) accounted for approximately 11% of consolidated net sales, with its largest customer accounting for approximately 3% of consolidated net sales.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Condensed Consolidated Balance Sheets as of June 30, 2023 or December 31, 2022.
The Company had approximately $3.1 million and $5.7 million of deferred revenue as of June 30, 2023 and December 31, 2022, respectively. For the six months ended June 30, 2023, the Company satisfied all of the associated performance obligations and recognized into revenue the advance payments received and recorded as of December 31, 2022.
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

	Three Months Ended June 30, 2023
	Americas	EMEA	Asia/Pacific	Consolidated Total
Customer Industries
Metals	$68,743	$32,643	$48,129	$149,515
Metalworking and other	184,476	110,890	50,563	345,929
	$253,219	$143,533	$98,692	$495,444

Timing of Revenue Recognized
Product sales at a point in time	$242,497	$132,416	$95,512	$470,425
Services transferred over time	10,722	11,117	3,180	25,019
	$253,219	$143,533	$98,692	$495,444

	Six Months Ended June 30, 2023
	Americas	EMEA	Asia/Pacific	Consolidated Total
Customer Industries
Metals	$136,877	$71,746	$94,789	$303,412
Metalworking and other	367,755	224,236	100,189	692,180
	$504,632	$295,982	$194,978	$995,592

Timing of Revenue Recognized
Product sales at a point in time	$482,978	$273,922	$189,435	$946,335
Services transferred over time	21,654	22,060	5,543	49,257
	$504,632	$295,982	$194,978	$995,592

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)

	Three Months Ended June 30, 2022
	Americas	EMEA	Asia/Pacific	Consolidated Total
Customer Industries
Metals	$62,633	$37,622	$56,217	$156,472
Metalworking and other	173,176	107,913	54,827	335,916
	$235,809	$145,535	$111,044	$492,388

Timing of Revenue Recognized
Product sales at a point in time	$224,469	$135,576	$108,555	$468,600
Services transferred over time	11,340	9,959	2,489	23,788
	$235,809	$145,535	$111,044	$492,388

	Six Months Ended June 30, 2022
	Americas	EMEA	Asia/Pacific	Consolidated Total
Customer Industries
Metals	$117,950	$74,415	$111,899	$304,264
Metalworking and other	329,950	217,939	114,406	662,295
	$447,900	$292,354	$226,305	$966,559

Timing of Revenue Recognized
Product sales at a point in time	$426,244	$272,379	$221,103	$919,726
Services transferred over time	21,656	19,975	5,202	46,833
	$447,900	$292,354	$226,305	$966,559
Note 6 - Leases
The Company has operating leases for certain facilities, vehicles and machinery and equipment with remaining lease terms up to 9 years. Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company has certain land use leases with remaining lease terms up to 92 years.
The Company had no material variable lease costs, sublease income, or finance leases for the three and six months ended June 30, 2023 and 2022. The components of the Company’s lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$3,710	$3,519	$7,646	$6,928
Short-term lease expense	183	205	394	424

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,773	$3,442	$7,630	$6,807
Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	823	3,385	3,656	8,074
Supplemental balance sheet information related to the Company’s leases is as follows:

	June 30, 2023	December 31, 2022
Right of use lease assets	$40,983	$43,766

Other current liabilities	12,423	12,024
Long-term lease liabilities	24,218	26,967
Total operating lease liabilities	$36,641	$38,991

Weighted average remaining lease term (years)	4.92	5.10
Weighted average discount rate	4.54%	4.36%
Maturities of operating lease liabilities were as follows:

June 30, 2023
For the remainder of 2023	$7,214
For the year ended December 31, 2024	12,050
For the year ended December 31, 2025	7,902
For the year ended December 31, 2026	5,725
For the year ended December 31, 2027	2,674
For the year ended December 31, 2028 and beyond	5,618
Total lease payments	41,183
Less: imputed interest	(4,542)
Present value of lease liabilities	$36,641
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
In the fourth quarter of 2022, the Company’s management initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. As of June 30, 2023, the program included restructuring and associated severance costs to reduce headcount by approximately 80 positions globally. These headcount reductions began in the fourth quarter of 2022 and are expected to continue throughout 2023. The exact timing to complete all actions and final costs associated will depend on a number of factors that are subject to change.

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
Changes in the Company’s accruals for its restructuring programs are as follows:

Restructuring Programs
Accrued restructuring as of December 31, 2022	$5,483
Restructuring and related charges, net	5,015
Cash payments	(5,410)
Currency translation adjustments	72
Accrued restructuring as of June 30, 2023	$5,160
Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$203	$469	$634	$736
Non-vested stock awards and restricted stock units	2,592	1,667	4,763	3,215
Director stock ownership plan	16	20	26	44
Performance stock units	1,076	815	1,991	1,438
Total share-based compensation expense	$3,887	$2,971	$7,414	$5,433
Share-based compensation expense is recorded in SG&A, except for $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, recorded within Combination, integration and other acquisition-related expenses.
Stock Options
As of June 30, 2023, unrecognized compensation expense related to unvested stock options was $0.7 million, to be recognized over a weighted average remaining period of 1.1 years.
Restricted Stock Awards and Restricted Stock Units
During the six months ended June 30, 2023, the Company granted 37,052 non-vested restricted shares and 6,675 non-vested restricted stock units under its long-term incentive plan (“LTIP”), which are subject to time-based vesting, generally over one to three years. The fair value of these grants is based on the last sale price of the Company’s common stock on the date of grant. As of June 30, 2023, unrecognized compensation expense related to the non-vested restricted shares was $9.6 million, to be recognized over a weighted average remaining period of 1.5 years, and unrecognized compensation expense related to non-vested restricted stock units was $2.1 million, to be recognized over a weighted average remaining period of 1.7 years.
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

2023 Grants
Number of PSUs granted	15,895
Risk-free interest rate	3.85%
Dividend yield	0.96%
Expected term (years)	3.0
Based on the conditions of the PSUs and performance to date for each of the outstanding PSU awards as of June 30, 2023, the Company estimates that it will issue 56,272 fully vested shares as of the applicable settlement date for such outstanding PSUs awards. As of June 30, 2023, there was approximately $8.8 million of total unrecognized compensation cost related to PSUs, which the Company expects to recognize over a weighted-average period of 2.4 years.
Note 9 – Pension and Other Postretirement Benefits
The components of net periodic benefit (income) cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$107	$174	$—	$8	$211	$354	$—	$—
Interest cost	2,511	1,317	19	2	4,973	2,677	38	11
Expected return on plan assets	(2,026)	(2,012)	—	—	(4,023)	(4,097)	—	—
Actuarial loss (gain) amortization	103	248	(30)	(23)	205	505	(60)	(47)
Prior service cost (income) amortization	—	2	(4)	(9)	—	5	(8)	(8)
Net periodic benefit cost (income)	$695	$(271)	$(15)	$(22)	$1,366	$(556)	$(30)	$(44)
In July 2023, one of the Company’s pension plans in the U.K. liquidated approximately $50 million of its invested assets and subsequently funded and entered into an insurance annuity contract, which will provide for the pension plan’s defined benefit obligations to participants.
Employer Contributions
As of June 30, 2023, $1.3 million and less than $0.1 million of contributions have been made to the Company’s U.S. and foreign pension plans and its other postretirement benefit plans, respectively. Taking into consideration current minimum cash contribution requirements, the Company currently expects to make full year cash contributions of approximately $5.2 million to its U.S. and foreign pension plans and approximately $0.2 million to its other postretirement benefit plans in 2023.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 10 – Other expense, net
The components of Other expense, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from third party license fees	$321	$249	$646	$653
Foreign exchange losses, net	(4,225)	(2,026)	(7,551)	(3,931)
Non-income tax refunds and other related credits (expense)	888	(417)	1,248	(1,739)
Pension and postretirement benefit (costs) income, non-service components	(573)	475	(1,125)	954
Facility remediation recovery, net	187	—	1,014	—
Loss on extinguishment of debt	—	(6,763)	—	(6,763)
Other non-operating income, net	(204)	83	(77)	221
Total other expense, net	$(3,606)	$(8,399)	$(5,845)	$(10,605)
Non-income tax refunds and other related credits (expense) during both the three and six months ended June 30, 2023 and 2022, include adjustments to a Combination-related indemnification asset associated with the settlement of certain income tax audits for tax periods prior to August 1, 2019. See Note 11 of Notes to Condensed Consolidated Financial Statements.
Facility remediation recovery, net, during the three and six months ended June 30, 2023, reflects gains recorded on the payments received from insurers related to previously incurred costs from the remediation and restoration of property damage. See Note 18 of Notes to the Condensed Consolidated Financial Statements.
Loss on extinguishment of debt during the three and six months ended June 30, 2022, represents a write-off of certain previously unamortized deferred financing costs as well as a portion of third party and creditor debt issuance costs incurred to execute an amendment to the Company’s primary credit facility. See Note 14 of Notes to Condensed Consolidated Financial Statements.
Note 11 – Income Taxes and Uncertain Income Tax Positions
The Company’s effective tax rates for the three and six months ended June 30, 2023 were 34.2% and 31.2%, respectively, compared to 8.1% and 10.9% for the three and six months ended June 30, 2022, respectively. The Company’s effective tax rate for the three months ended June 30, 2023 was primarily impacted by changes to the valuation allowance for and the usage of foreign tax credits due to an enacted law change in Brazil and the effects of lower pre-tax earnings and the mix of such earnings. The effective tax rate for the first six months of 2023 was further impacted by various other items including foreign tax inclusions, withholding taxes, and net tax expense related to share-based compensation, partially offset with changes in uncertain tax positions and favorable return to provision adjustments. Comparatively, the prior year effective tax rates were largely impacted by state tax benefits, changes in the foreign tax credit valuation allowance, the impact of audit settlements, a deferred tax benefit associated with an intercompany asset transfer, a reduction in reserves for uncertain tax positions relating to management fees, withholding taxes, and the effects of lower pre-tax earnings and the mix of such earnings. In addition, the Company’s effective tax rates for three and six months ended June 30, 2022 were impacted by the Company recording earnings at a statutory tax rate of 25% while the recertification of its concessionary 15% tax rate was pending receipt.
As previously reported, Houghton Italia, S.r.l was involved in a corporate income tax audit with the Italian tax authorities covering tax years 2014 through 2018. The Company settled all years 2014 through 2018 for $3.7 million and, accordingly, released all reserves relating to this audit for the settled tax years during the first quarter of 2022. The settlement is to be paid via installments through 2026 and, through June 30, 2023, the Company paid $1.3 million of such installments. The Company has an indemnification receivable of $4.4 million in connection with its claim against the former owners of Houghton for any pre-Combination tax liabilities arising from this matter, as well as other audit settlements and tax matters.
In the first quarter of 2023, the Company was notified by the Spanish tax authorities of audits to commence for several of its legal entities operating in Spain and spanning tax years 2018 through 2021. In addition, in July 2023, the Company was notified by the Italian tax authorities of an audit to commence for one of the Company’s Italian subsidiaries for tax year 2019. Both of these audit proceedings are ongoing and the Company has been providing documentation in response to all of their inquiries. The Company has not established any reserves for these matters at this time.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$29,346	$14,343	$58,880	$34,159
Less: income allocated to participating securities	(154)	(58)	(299)	(136)
Net income available to common shareholders	$29,192	$14,285	$58,581	$34,023
Basic weighted average common shares outstanding	17,892,444	17,834,329	17,879,629	17,830,218
Basic earnings per common share	$1.63	$0.80	$3.28	$1.91

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$29,346	$14,343	$58,880	$34,159
Less: income allocated to participating securities	(154)	(58)	(299)	(136)
Net income available to common shareholders	$29,192	$14,285	$58,581	$34,023
Basic weighted average common shares outstanding	17,892,444	17,834,329	17,879,629	17,830,218
Effect of dilutive securities	28,970	7,048	30,277	17,186
Diluted weighted average common shares outstanding	17,921,414	17,841,377	17,909,906	17,847,404
Diluted earnings per common share	$1.63	$0.80	$3.27	$1.91
Certain stock options, restricted stock units, and PSUs are not included in the diluted earnings per share calculation when the effect would have been anti-dilutive. The calculated amount of anti-diluted shares not included were 8,232 and 10,940 for the three and six months ended June 30, 2023, respectively, and 33,039 and 24,731 for the three and six months ended June 30, 2022, respectively.
Note 13 – Goodwill and Other Intangible Assets
The Company completes its annual goodwill and indefinite-lived intangible asset impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment. The Company continually evaluates financial performance, economic conditions and other recent developments, including rising interest rates and the cost of capital among other factors, in assessing if a triggering event indicates that the carrying values of goodwill, indefinite-lived, or long-lived assets are impaired. The Company concluded that during the second quarter the ongoing financial, economic or geopolitical conditions did not represent a triggering event.
In connection with the Company’s reorganization and the associated change in reportable segments and reporting units during the first quarter of 2023, the Company performed the required impairment assessments directly before and immediately after the change in reporting units and concluded that it was not more likely than not that the fair values of any of the Company’s previous or new reporting units were less than their respective carrying amounts.
Changes in the carrying amount of goodwill were as follows. Prior period information has been recast to reflect the Company’s current period reportable segments. See Note 1 of Notes to Condensed Consolidated Financial Statements.

	Americas	EMEA	Asia/Pacific	Global Specialty Businesses	Total
Balance as of December 31, 2022	$215,899	$34,567	$150,375	$114,167	$515,008
Reallocation of reporting units	63,697	31,711	18,759	(114,167)	—
Balance as of January 1, 2023	279,596	66,278	169,134	—	515,008
Currency translation adjustments	3,493	(920)	(10,211)	—	(7,638)
Balance as of June 30, 2023	$283,089	$65,358	$158,923	$—	$507,370

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Gross carrying amounts and accumulated amortization for definite-lived intangible assets were as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Customer lists and rights to sell	$834,707	$831,600	$217,124	$191,286	$617,583	$640,314
Trademarks, formulations and product technology	160,190	158,564	51,096	46,281	109,094	112,283
Other	5,885	7,576	5,760	6,390	125	1,186
Total definite-lived intangible assets	$1,000,782	$997,740	$273,980	$243,957	$726,802	$753,783
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$14,692	$14,688	$29,205	$29,241
Estimated annual aggregate amortization expense for the current year and subsequent five years and beyond is as follows:

For the remainder of 2023	$28,739
For the year ended December 31, 2024	57,381
For the year ended December 31, 2025	56,571
For the year ended December 31, 2026	56,354
For the year ended December 31, 2027	56,056
As of June 30, 2023 and December 31, 2022, the Company had indefinite-lived intangible assets for trademarks and tradenames totaling $191.3 million and $189.1 million, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 14 – Debt
The following table sets forth the components of the Company’s debt:

	As of June 30, 2023		As of December 31, 2022
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Credit Facilities:
Revolver	6.1%	$132,895	5.2%	$195,673
U.S. Term Loan	6.7%	588,750	5.7%	596,250
Euro Term Loan	4.9%	152,208	3.1%	151,572
Industrial development bonds	5.3%	10,000	5.3%	10,000
Bank lines of credit and other debt obligations	Various	1,219	Various	1,303
Total debt		$885,072		$954,798
Less: debt issuance costs		(1,769)		(1,992)
Less: short-term and current portion of long-term debts		(19,369)		(19,245)
Total long-term debt		$863,934		$933,561
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
As of June 30, 2023, the Company was in compliance with all of the Credit Facility covenants. See Note 20 of Notes to Consolidated Financial Statements in the Company’s 2022 Form 10-K.
The weighted average variable interest rates incurred on the outstanding borrowings under the Credit Facility during the three and six months ended June 30, 2023 were approximately 6.2% and 6.0%, respectively. As of June 30, 2023, the interest rate on the outstanding borrowings under the Credit Facility was approximately 6.3%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $364 million, which is net of bank letters of credit of approximately $3 million, as of June 30, 2023.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three year interest rate swaps to convert a portion of the Company’s variable rate borrowings to an average fixed rate of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of June 30, 2023, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.2%. See Note 17 of Notes to Condensed Consolidated Financial Statements.
In connection with executing the original credit facility in 2019 and the amended Credit Facility during the second quarter of 2022, the Company capitalized an aggregate of $2.2 million of certain third-party and creditor debt issuance costs. Approximately $0.7 million of the capitalized costs were attributed to the Euro Term Loan and U.S. Term Loan. These costs were recorded as a direct reduction of Long-term debt on the Condensed Consolidated Balance Sheet. Approximately $1.5 million of the capitalized costs were attributed to the Revolver and recorded within Other assets on the Condensed Consolidated Balance Sheet. These capitalized costs will collectively be amortized into Interest expense over the five year term of the Credit Facility. As of June 30, 2023, the Company had $1.8 million of debt issuance costs recorded as a reduction of Long-term debt on the Condensed Consolidated Balance Sheet and $3.8 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet. Comparatively, as of December 31, 2022, the Company had $2.0 million of debt issuance costs recorded as a reduction of Long-term debt on the Condensed Consolidated Balance Sheet and $4.3 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Industrial development bonds
As of June 30, 2023 and December 31, 2022, the Company had fixed rate, industrial development authority bonds totaling $10.0 million in principal amount due in 2028. These bonds have similar covenants to the Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discounting facilities in certain foreign subsidiaries, which are not collateralized. The Company’s other debt obligations primarily consist of certain domestic and foreign low interest rate or interest-free municipality-related loans, local credit facilities of certain foreign subsidiaries, and capital lease obligations. Total unused capacity under these arrangements as of June 30, 2023 was approximately $34 million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of June 30, 2023 were approximately $5 million.
Interest expense, net
The Company incurred the following debt related expenses included within Interest expense, net, in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$14,389	$6,134	$28,265	$10,880
Amortization of debt issuance costs	353	1,049	706	2,236
Total	$14,742	$7,183	$28,971	$13,116
Based on the variable interest rates associated with the Credit Facility, as of June 30, 2023 and as of December 31, 2022, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.
Note 15 – Accumulated Other Comprehensive Income
The following tables show the reclassifications from and resulting balances of accumulated other comprehensive income (“AOCI”):

	Currency Translation Adjustments	Defined Benefit Pension Plans	Unrealized (Loss) Gain in Available-for- Sale Securities	Derivative Instruments	Total
Balance at March 31, 2023	$(117,696)	$(4,721)	$(1,150)	$390	$(123,177)
Other comprehensive (loss) income before Reclassifications	(13,042)	854	979	5,420	(5,789)
Amounts reclassified from AOCI	—	78	591	—	669
Related tax amounts	—	(235)	(329)	(1,247)	(1,811)
Balance at June 30, 2023	$(130,738)	$(4,024)	$91	$4,563	$(130,108)

Balance at March 31, 2022	$(56,710)	$(12,676)	$(603)	$(272)	$(70,261)
Other comprehensive (loss) income before Reclassifications	(76,400)	1,650	(1,043)	747	(75,046)
Amounts reclassified from AOCI	—	218	325	—	543
Related tax amounts	—	(461)	151	(172)	(482)
Balance at June 30, 2022	$(133,110)	$(11,269)	$(1,170)	$303	$(145,246)

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)

	Currency Translation Adjustments	Defined Benefit Pension Plans	Unrealized (Loss) Gain in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of December 31, 2022	$(132,161)	$(4,595)	$(1,484)	$—	$(138,240)
Other comprehensive income (loss) before reclassifications	1,423	611	1,442	5,926	9,402
Amounts reclassified from AOCI	—	154	551	—	705
Related tax amounts	—	(194)	(418)	(1,363)	(1,975)
Balance as of June 30, 2023	$(130,738)	$(4,024)	$91	$4,563	$(130,108)

Balance as of December 31, 2021	$(49,843)	$(13,172)	$397	$(1,372)	$(63,990)
Other comprehensive (loss) income before reclassifications	(83,267)	2,082	(2,320)	2,175	(81,330)
Amounts reclassified from AOCI	—	447	336	—	783
Related tax amounts	—	(626)	417	(500)	(709)
Balance as of June 30, 2022	$(133,110)	$(11,269)	$(1,170)	$303	$(145,246)
All reclassifications related to unrealized (loss) gain in available-for-sale securities relate to the Company’s equity interest in a captive insurance company and are recorded in equity in net income of associated companies. The amounts reported in other comprehensive income for noncontrolling interest are related to currency translation adjustments.
Note 16 – Fair Value Measurements
The Company has valued its company-owned life insurance policies at fair value. During June 2023, the Company surrendered and liquidated $1.9 million of these life insurance policies. The fair values of Company-owned life insurance assets are based on quotes for like instruments with similar credit ratings and terms. These assets are subject to fair value measurement as follows:

	Total Fair Value	Fair Value Measurements as of June 30, 2023 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3
Company-owned life insurance	$276	$—	$276	$—
Total	$276	$—	$276	$—

	Total Fair Value	Fair Value Measurements as of December 31, 2022 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3
Company-owned life insurance	$2,114	$—	$2,114	$—
Total	$2,114	$—	$2,114	$—
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Foreign Exchange Forward Contracts
A significant portion of the Company’s revenues and earnings are generated by its foreign operations. These foreign operations also represent a significant portion of the Company’s assets and liabilities. Generally, all of these foreign operations use the local currency as their functional currency and many have operations in currencies other than their functional currency, which creates foreign exchange risk. The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain assets and/or liabilities denominated in certain foreign currencies. These forward contracts are marked-to-market at each reporting date. Changes in the fair value of the underlying instrument and settlements are recognized in earnings in Other expense, net. The fair value of the forward contract is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments.
All open foreign exchange forward contracts as of June 30, 2023 were entered into as hedges against the U.S. Dollar. As of June 30, 2023, the Company had open foreign exchange forward contracts with a notional U.S. dollar value of the following:

Currency	June 30, 2023
Mexican Peso	$23,600
Japanese Yen	4,250
$27,850
Open foreign exchange forward contracts as of June 30, 2023 had maturities occurring over a period of one month.
Interest Rate Swaps
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as the Secured Overnight Financing Rate (“SOFR”), in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three year interest rate swaps to convert a portion of the Company’s variable rate borrowings into a fixed rate obligation. See Note 14 of Notes to Condensed Consolidated Financial Statements.
These interest rate swaps are designated as cash flow hedges and, as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective and reclassified to interest expense in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. Interest rate swaps are entered into with a limited number of counterparties within several tranches, each of which allows for net settlement of all contracts through a single payment to participating counterparties in a single currency in the event of a default on or termination of any one contract. As such, in accordance with the Company’s accounting policy, these derivative instruments are recorded on a net basis within the Condensed Consolidated Balance Sheets.
The balance sheet classification and fair values of the Company’s derivative instruments, which are Level 2 measurements, are as follows:

		Fair Value
	Condensed Consolidated Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Interest rate swaps	Other non-current Assets	$5,926	$—
		$5,926	$—
The following table presents the net unrealized (gain) loss deferred to AOCI:

		June 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Interest rate swaps	AOCI	$4,563	$—

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents the net gain (loss) reclassified from AOCI to earnings:

	Location and Amount of Gain (Loss) Recognized in Statements of Operations
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Interest rate swaps	Interest expense, net	$1,061	$(378)	$1,061	$(1,015)
Foreign exchange forward contracts	Other expense, net	1,843	—	2,135	—
		$2,904	$(378)	$3,196	$(1,015)
Note 18 – Commitments and Contingencies
The Company previously disclosed in its 2022 Form 10-K that two of the Company’s locations suffered property damage as a result of flooding and electrical fire, respectively. The Company maintains property and flood insurance for all of its locations globally. During the three and six months ended June 30, 2023, there have been no significant changes to the facts or circumstances of this previously disclosed matter, other than ongoing work with the Company’s insurance adjuster and insurance carrier regarding the insurance claims submitted. Through June 30, 2023, the Company has received cumulative payments from its insurers of $5.9 million associated with these events. During the three and six months ended June 30, 2023, the Company recognized a gain on insurance recoveries of $0.2 million and $1.0 million, respectively. See Note 10 of Notes to the Condensed Consolidated Financial Statements.
As previously disclosed in its 2022 Form 10-K, the Company is party to certain environmental matters and other litigation. See Note 26 of Notes to Consolidated Financial Statements in the Company’s 2022 Form 10-K. During the three and six months ended June 30, 2023, there have been no significant changes to the facts or circumstances of any of the previously disclosed matters. In addition, during the three and six months ended June 30, 2023, there are no new environmental matters or litigation that the Company believes will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition. Although there can be no assurance regarding the outcome of any of the ongoing environmental matters or litigation the Company is party to, the Company believes that it has made adequate accruals for costs and liabilities associated with environmental matters or provisions for ongoing litigation for which it is aware. The Company has accrued approximately $6 million as of both June 30, 2023 and December 31, 2022, respectively, for these ongoing matters.

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
Despite a continued challenging economic environment, the Company delivered solid results in the second quarter of 2023. Net sales in the second quarter of 2023 were $495.4 million, an increase of 1% compared to $492.4 million in the second quarter of 2022. This was primarily driven by an increase in selling price and product mix of approximately 11%, partially offset by a decline in sales volumes of 10%. The increase in selling price and product mix was primarily the result of value-based pricing initiatives implemented throughout 2022 to offset ongoing inflationary pressures. The decline in sales volumes was primarily attributable to softer end market conditions across all regions, the Company’s value-based pricing initiatives and customer order patterns, as well as the impact of the ongoing war in Ukraine in the EMEA segment, and the wind-down of the tolling agreement for products previously divested related to the Combination, partially offset by new business wins.
The Company generated net income in the second quarter of 2023 of $29.3 million, or $1.63 per diluted share, compared to net income of $14.3 million, or $0.80 per diluted share in the second quarter of 2022. Excluding non-recurring and non-core items in each period, the Company’s second quarter of 2023 non-GAAP earnings per diluted share were $1.93 compared to $1.32 in the prior year quarter and the Company’s current quarter adjusted EBITDA was $80.2 million compared to $58.5 million in the second quarter of 2022. These strong current quarter results were primarily driven by a recovery in gross margins compared to the prior year quarter, partially offset by higher selling, general and administrative expenses (“SG&A”) as a result of year-over-year inflationary pressures and higher labor-related costs. See the Non-GAAP Measures section of this Item below, as well as other items discussed in the Company’s Consolidated Operations Review in the Operations section of this Item, below.
During the first quarter of 2023, the Company reorganized its executive management team to align with its new business structure. The Company’s new structure includes three reportable segments: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia/Pacific. The Company’s second quarter of 2023 operating performance in each of its three reportable segments reflect similar drivers to that of its consolidated performance. Operating earnings for all segments increased compared to the prior year quarter, driven by an improvement in margins in all three segments. Additional details of each segment’s operating performance are further discussed in the Company’s Reportable Segments Review, in the Operations section of this Item, below.
Net cash flows provided by operating activities were $116.1 million in the first six months of 2023 compared to net cash flows used in operating activities of $8.4 million in the first six months of 2022. The net operating cash inflow year-over-year reflects higher operating performance in 2023 compared to 2022 as well as a favorable shift from working capital investment in the prior year to positive cash flow from working capital in the first six months of 2023. The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item, below.
Overall, the Company delivered a solid results in the second quarter of 2023 including an increase in net sales and an improvement in gross profit and gross margins. These factors contributed to the Company’s current quarter earnings growth despite ongoing inflationary pressures, macroeconomic and geopolitical challenges and other disruptions that have impacted the Company’s customers and end markets. Looking at the remainder of 2023, the Company remains focused on executing on items within its control as it manages through a continued uneven and uncertain macroeconomic and end market environment. The Company is encouraged by its continued execution and the positive momentum of the first half of 2023 and continues to expect to deliver higher earnings and cash flow in 2023 as compared to 2022.
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

Quaker Chemical Corporation
Management’s Discussion and Analysis
Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $189.4 million. Total cash and cash equivalents was $181.0 million as of December 31, 2022. The $8.4 million increase in cash and cash equivalents was the net result of $116.1 million of cash provided by operating activities partially offset by $89.0 million of cash used in financing activities, $17.0 million of cash used in investing activities and a negative impact due to the effect of foreign currency translation of approximately $1.6 million.
Net cash flows provided by operating activities were $116.1 million in the first six months of 2023 compared to net cash flows used in operating activities of $8.4 million in the first six months of 2022. The increase in net operating cash flow year-over-year reflects higher year-over-year operating performance as well as a cash inflow from working capital, notably accounts receivable and inventory, in the current year, demonstrating the Company’s ongoing focus on cash conversion. Comparatively, during the first six months of 2022, operating cash flow was negatively impacted by a significant working capital investment due to significant inflation impacts on inventory and related pricing impacts on accounts receivable.
Net cash flows used in investing activities were $17.0 million in the first six months of 2023 compared to $24.4 million in the first six months of 2022. The lower level of cash used in investing activities year-over-year is the result of slightly higher capital expenditures in the current year more than offset by the absence of current year payments related to acquisitions which the Company had in the prior year. See Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report.
Net cash flows used in financing activities were $89.0 million in the first six months of 2023 compared to net cash flows provided by financing activities of $78.6 million in the first six months of 2022. The increase in net cash outflows was primarily related to net repayments of borrowings in the first six months of 2023, primarily under the Company’s Credit Facility, described further below, as compared to net borrowings in the first six months of 2022, which included the impact of new borrowings, net of repayments of old borrowings and debt issuance costs, related to the June 2022 credit facility amendment, described further below. In addition, the Company paid $15.6 million of cash dividends during the first six months of 2023, a $0.8 million, or 5% increase, in cash dividends compared to the prior year quarter.
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
As of June 30, 2023, the Company had Credit Facility borrowings outstanding of $873.9 million. As of December 31, 2022, the Company had Credit Facility borrowings outstanding of $943.5 million. The Company’s other debt obligations are primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $11.2 million as of June 30, 2023 and $11.3 million as of December 31, 2022. Total unused capacity under these arrangements as of June 30, 2023 was approximately $34 million. The Company’s total net debt as of June 30, 2023, which consists of total borrowings of $885.1 million less cash and cash equivalents of $189.4 million, was $695.7 million. The Credit Facility contains affirmative and negative covenants, financial covenants and events of default. Financial covenants contained in the Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. As of June 30, 2023, the Company was in compliance with all of the Credit Facility covenants. Refer to the description of the Company’s primary Credit Facility in Note 20 of Notes to Consolidated Financial Statements in its 2022 Form 10-K and in Note 14 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for more information about the covenants and events of default.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three and six months ended June 30, 2023 was approximately 6.2% and 6.0%, respectively. As of June 30, 2023, the interest rate on the outstanding borrowings under the Credit Facility was approximately 6.3%. As part of the Credit Facility, in addition to paying interest on the outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $364 million, which is net of bank letters of credit of approximately $3 million, as of June 30, 2023.

Quaker Chemical Corporation
Management’s Discussion and Analysis
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as SOFR, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of June 30, 2023, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.2%. See Note 17 of Notes to Condensed Consolidated Financial Statements.
In connection with executing the original credit facility in 2019 and the amended Credit Facility during the second quarter of 2022, the Company capitalized certain third-party and creditor debt issuance costs. Costs attributed to the Euro Term Loan and U.S. Term Loan were recorded as a direct reduction of Long-term debt on the Condensed Consolidated Balance Sheet. Costs attributed to the Revolver were recorded within Other assets on the Condensed Consolidated Balance Sheet. These capitalized costs will collectively be amortized into Interest expense over the five-year term of the Credit Facility. As of June 30, 2023, the Company had $1.8 million of debt issuance costs recorded as a reduction of Long-term debt on the Condensed Consolidated Balance Sheet and $3.8 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet. Comparatively, as of December 31, 2022, the Company had $2.0 million of debt issuance costs recorded as a reduction of Long-term debt on the Condensed Consolidated Balance Sheet and $4.3 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet.
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain assets and/or liabilities denominated in certain foreign currencies. During the first six months ended 2023, the Company entered into and settled forward contracts resulting in cash proceeds of $2.1 million. See Note 17 of Notes to Condensed Consolidated Financial Statements.
In the first six months of 2022, the Company incurred $5.9 million of total Combination, integration and other acquisition-related expenses, described in the Non-GAAP Measures section of this Item below. The Company had net cash outflows related to the Combination, integration and other acquisition-related expenses during the first six months of 2022 of $3.9 million. The Company had no Combination, integration and other acquisition-related expenses in the first six months of 2023, except for $0.5 million in other income related to changes for an indemnification asset related to the Combination.
During the first six months of 2023, the Company incurred $2.7 million of strategic planning expenses as compared to $3.1 million during the first six months of June 30, 2022. The Company expects to incur additional operating costs and associated cash flows, as well as higher capital expenditures related to strategic planning, process optimization and the next phase of the Company’s long-term integration to further optimize its footprint, processes and other functions in 2023 and thereafter.
The Company’s management approved, and the Company initiated, a global restructuring plan (the “QH Program”) in 2019 as part of its planned cost synergies associated with the Combination. As of December 31, 2022, the Company has substantially completed all of the initiatives under the QH Program with only an immaterial amount of remaining severance still to be paid, which is expected to continue through 2023. In the fourth quarter of 2022, the Company’s management initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. The exact timing to complete all actions and final costs associated will depend on a number of factors and are subject to change. The Company is continuing to evaluate and expects to implement further actions under this program, and as a result, additional headcount reductions and restructuring costs may be incurred in the future. The Company expects to generate full run-rate cost savings from the global cost and optimization program of approximately $20 million by the end of 2024. The Company expects total cash costs of this program to be approximately 1 to 1.5 times savings. The Company recognized Restructuring and related charges of $5.0 million and $0.8 million for the six months ended June 30, 2023, and 2022, respectively, as a result of these programs. The Company made cash payments related to the settlement of restructuring liabilities under the restructuring programs during the first six months of 2023 of approximately $5.4 million compared to $0.4 million in the first six months of 2022. The Company has remaining restructuring accruals, as of June 30, 2023, for these programs of $5.2 million, which the Company expects to settle over the next twelve months. See Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report.
As of June 30, 2023, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $20.3 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $6.5 million as a result of offsetting benefits in other tax jurisdictions.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The Company previously disclosed in its 2022 Form 10-K that two of the Company’s locations suffered property damage as a result of flooding and electrical fire, respectively. The Company maintains property and flood insurance for all of its locations globally. During the three and six months ended June 30, 2023, there have been no significant changes to the facts or circumstances of this previously disclosed matter, other than ongoing work with the Company’s insurance adjuster and insurance carrier regarding the insurance claims submitted. Through June 30, 2023, the Company has received cumulative payments from its insurers of $5.9 million associated with these events. During the three and six months ended June 30, 2023, the Company recognized a gain on insurance recoveries of $0.2 million and $1.0 million, respectively. See Notes 10 and 18 of Notes to the Condensed Consolidated Financial Statements, in Item 1 of this report.
The Company believes that its existing cash, anticipated cash flows from operations and available liquidity will be sufficient to support its operating requirements and fund its business objectives for at least the next twelve months, including but not limited to, payments of dividends to shareholders, capital expenditures, other growth opportunities (including potential acquisitions), pension plan contributions, implementing actions to achieve the Company’s sustainability goals and other potential known or anticipated contingencies. The Company believes it has sufficient additional liquidity to support its operating requirements and to fund its business obligations for the period beyond the next twelve months as well, including the aforementioned items which are expected to recur annually, as well as future principal and interest payments on the Company’s Credit Facility, tax obligations and other long-term liabilities. The Company’s liquidity is affected by many factors, some based on normal operations of our business and others related to the impact of the pandemic and other global events on our business and on global economic conditions as well as industry uncertainties, which we cannot predict. We also cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We may seek, as we believe appropriate, additional debt or equity financing which would provide capital for corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions and organic investments. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including the actual and projected demand for our products, specialty chemical industry conditions, competitive factors, and the condition of financial markets, among others.
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

Quaker Chemical Corporation
Management’s Discussion and Analysis
Certain of the prior period non-GAAP financial measures presented in the following tables have been adjusted to conform with current period presentation. The following tables reconcile the Company’s non-GAAP financial measures (unaudited) to their most directly comparable GAAP (unaudited) financial measures (dollars in thousands unless otherwise noted, except per share amounts):

Non-GAAP Operating Income and Margin Reconciliations	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating income	$56,795	$31,903	$106,724	$61,306
Combination, integration and other acquisition-related expenses (a)	—	1,831	—	5,885
Restructuring and related charges, net (b)	1,043	(1)	5,015	819
Strategic planning expenses (c)	579	3,112	2,666	6,200
Russia-Ukraine conflict related expenses (d)	—	929	—	2,095
Other charges (e)	344	1,031	649	1,660
Non-GAAP operating income	$58,761	$38,805	$115,054	$77,965
Non-GAAP operating margin (%) (k)	11.9%	7.9%	11.6%	8.1%

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Net Income Reconciliations	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Quaker Chemical Corporation	$29,346	$14,343	$58,880	$34,159
Depreciation and amortization (j)	20,834	20,856	41,344	41,583
Interest expense, net	12,721	6,494	25,963	11,839
Taxes on income before equity in net income of associated companies (k)	13,830	1,374	23,363	4,240
EBITDA	76,731	43,067	149,550	91,821
Equity loss in a captive insurance company (f)	430	1,781	8	2,025
Combination, integration and other acquisition-related (credits) expenses (a)	(475)	2,248	(475)	8,281
Restructuring and related charges, net (b)	1,043	(1)	5,015	819
Strategic planning expenses (c)	579	3,112	2,666	6,200
Russia-Ukraine conflict related expenses (d)	—	929	—	2,095
Currency conversion impacts of hyper-inflationary economies (g)	1,184	36	1,640	224
Loss on extinguishment of debt (i)	—	6,763	—	6,763
Other charges (e)	750	556	629	707
Adjusted EBITDA	$80,242	$58,491	$159,033	$118,935
Adjusted EBITDA margin (%) (l)	16.2%	11.9%	16.0%	12.3%

Adjusted EBITDA	$80,242	$58,491	$159,033	$118,935
Less: Depreciation and amortization (j)	20,834	20,856	41,344	41,583
Less: Interest expense, net	12,721	6,494	25,963	11,839
Less: Taxes on income before equity in net income of associated companies - adjusted (a)(k)	11,913	7,466	22,960	16,368
Non-GAAP net income	$34,774	$23,675	$68,766	$49,145

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP earnings per diluted share attributable to Quaker Chemical Corporation common shareholders	$1.63	$0.80	$3.27	$1.91
Equity loss in a captive insurance company per diluted share (f)	0.02	0.10	0.00	0.11
Combination, integration and other acquisition-related (credits) expenses per diluted share (a)	(0.03)	0.13	(0.03)	0.38
Restructuring and related charges, net per diluted share (b)	0.04	(0.00)	0.21	0.03
Strategic planning expenses per diluted share (c)	0.03	0.13	0.13	0.27
Russia-Ukraine conflict related expenses per diluted share (d)	—	0.04	—	0.10
Currency conversion impacts of hyper-inflationary economies per diluted share (g)	0.06	0.00	0.09	0.01
Loss on extinguishment of debt per diluted share (i)	—	0.29	—	0.29
Other charges per diluted share (e)	0.04	0.03	0.02	0.03
Impact of certain discrete tax items per diluted share (h)	0.14	(0.20)	0.13	(0.39)
Non-GAAP earnings per diluted share (m)	$1.93	$1.32	$3.82	$2.74
(a)Combination, integration and other acquisition-related (credits) expenses in 2022 included certain legal, financial, and other advisory and consultant costs incurred in connection with the Combination integration activities and similar expenses associated with the Company's other recent acquisitions. These costs are not indicative of the future operating performance of the Company. Approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2022 of these pre-tax costs were considered non-deductible for the purpose of determining the Company’s effective tax rate, and, therefore, taxes on income before equity in net income of associated companies - adjusted reflects the impact of these items. During both the three and six months ended June 30, 2023, the Company recorded $0.5 million of other income due to changes in an indemnification asset related to the Combination. Similarly, during the three and six months ended June 30, 2022, the Company recorded $0.4 million and $2.4 million, respectively, of other expense due to changes in a Combination-related indemnification asset. The amounts recorded that are related to the changes in indemnification assets are included in the caption “Combination, integration and other acquisition-related (credits) expenses” in the reconciliation of GAAP earnings per diluted share attributed to Quaker Chemical Corporation common shareholders to Non-GAAP earnings per diluted share as well as the reconciliation of net income attributable to Quaker Chemical Corporation to Adjusted EBITDA and Non-GAAP net income. See Notes 2, 10, and 11 of Notes to Condensed Consolidated Financial Statements, which appear in Item 1 of this Report.
(b)Restructuring and related charges, net represent the costs incurred by the Company associated with the Company’s restructuring programs. These costs are not indicative of the future operating performance of the Company. See Note 7 of Notes to Condensed Consolidated Financial Statements, which appear in Item 1 of this Report.
(c)Strategic planning expenses include certain consultant and advisory expenses for the Company’s strategic planning phase of its long-term process optimization and integration projects to further optimize its footprint, processes and other functions. These planning phase costs are one-time in nature and not indicative of the future operating performance of the Company.
(d)Russia-Ukraine conflict related expenses represent the direct costs associated with the Company’s exit of operations in Russia during 2022, including costs for employee separation benefits, as well as costs associated with establishing specific reserves or changes to existing reserves for trade accounts receivable within the Company’s EMEA reportable segment for certain customers who filed for bankruptcy protection and were directly impacted by the conflict between Russia and Ukraine. These expenses are not indicative of the future operating performance of the Company.
(e)Other charges include executive transition costs, facility remediation insurance recoveries, net, charges incurred by an inactive subsidiary of the Company as a result of the termination of restrictions on insurance settlement reserves and non-service components of the Company’s pension and postretirement net periodic benefit income and expense. See Notes 9 and 18 of Notes to Condensed Consolidated Financial Statements, which appear in Item 1 of this Report.
(f)Equity loss in a captive insurance company represents the after-tax income attributable to the Company’s interest in Primex, Ltd. (“Primex”), a captive insurance company. The Company holds a 32% investment in and has significant influence over Primex, and therefore accounts for this interest under the equity method of accounting. The income attributable to Primex is not indicative of the future operating performance of the Company and is not considered core to the Company’s operations.

Quaker Chemical Corporation
Management’s Discussion and Analysis
(g)Currency conversion impacts of hyper-inflationary economies represents the foreign currency remeasurement impacts associated with the Company’s affiliates whose local economies are designated as hyper-inflationary under U.S. GAAP. During both the three and six months ended June 30, 2023 and 2022, the Company incurred non-deductible, pre-tax charges related to the Company’s Argentina and Türkiye affiliates. The charges incurred related to the immediate recognition of foreign currency remeasurement in the Consolidated Statements of Income associated with these entities are not indicative of the future operating performance of the Company. See Note 1 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(h)The impacts of certain discrete tax items include changes in valuation allowances recorded on certain Brazilian branch foreign tax credits and the related deferred taxes. These discrete items relate to tax law changes occurring in 2022 and 2023, both in the United States and Brazil which impacted the creditability of Brazilian foreign taxes in the U.S. Additionally, the Company has discrete items related to the remeasurement of deferred taxes on the transfer of intellectual property and the release of the reserves for uncertain tax positions. See Note 11 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(i)In connection with executing the Amended Credit Facility, the Company recorded a loss on extinguishment of debt of approximately $6.8 million during the period ended June 30, 2022 which includes the write-off of certain previously unamortized deferred financing costs as well as a portion of the third-party and creditor debt issuance costs incurred to execute the Amended Credit Facility. These expenses are not indicative of the future operating performance of the Company. See Note 14 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(j)Depreciation and amortization for both the three and six months ended June 30, 2023, and the same period of 2022 includes approximately $0.2 million and $0.5 million, respectively, of amortization expense recorded within equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations, which is attributable to the amortization of the fair value step up for the Company’s 50% interest in a joint venture in Korea as a result of required purchase accounting.
(k)Taxes on income before equity in net income of associated companies – adjusted presents the impact of any current and deferred income tax expense (benefit), as applicable, of the reconciling items presented in the reconciliation of net income attributable to Quaker Chemical Corporation to adjusted EBITDA, and was determined utilizing the applicable rates in the taxing jurisdictions in which these adjustments occurred, subject to deductibility. Combination, integration and other acquisition-related (credits) expenses described in (a) resulted in a tax benefit of less than $0.1 million and incremental taxes of $1.4 million for the three and six months ended June 30, 2022. Restructuring and related charges, net described in (b) above resulted in incremental taxes of $0.2 million and $1.2 million for the three and six months ended June 30, 2023, respectively, compared to an incremental benefit of less than $0.1 million and incremental taxes of $0.2 million for the three and six months ended June 30, 2022, respectively. Strategic planning expenses described in (c) above resulted in incremental taxes of $0.1 million and $0.6 million for the three and six months ended June 30, 2023, respectively, compared to incremental taxes of $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively. Russia-Ukraine conflict related expenses described in (d) resulted in incremental taxes of $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively. Other charges described in (e) resulted in incremental taxes of $0.2 million for both the three and six months ended June 30, 2023, compared to incremental taxes of $0.2 million for both the three and six months ended June 30, 2022. The impact of certain discrete items described in (g) resulted in a tax benefit of $2.5 million and $2.4 million for the three and six months ended June 30, 2023, respectively, compared to incremental taxes of $3.5 million and $6.9 million for the three and six months ended June 30, 2022, respectively. Loss on extinguishment of debt described in (h) resulted in incremental taxes of $1.6 million during the three and six months ended June 30, 2022.
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
Off-Balance Sheet Arrangements
The Company had no material off-balance sheet commitments or obligations as of June 30, 2023. The Company’s off-balance sheet items outstanding as of June 30, 2023 includes approximately $5 million of total bank letters of credit and guarantees. The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources. See Note 14 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Operations
Consolidated Operations Review – Comparison of the Second Quarter of 2023 with the Second Quarter of 2022
Net sales were $495.4 million in the second quarter of 2023 compared to $492.4 million in the second quarter of 2022. The net sales increase of $3.0 million or 1% quarter-over-quarter reflects an increase in selling price and product mix of 11% partially offset by a decline in sales volumes of approximately 10%. The increase in selling price and product mix was primarily driven by year-over-year impact of our value-based pricing initiatives implemented to offset the significant increases in raw material and other input costs. The decline in sales volumes was primarily attributable to softer end market conditions, the Company’s value-based pricing initiatives and customer order patterns, as well as the impacts of the ongoing war in Ukraine in the EMEA segment and the wind-down of the tolling agreement for products previously divested related to the Combination, partially offset by new business wins.
COGS were $317.8 million in the second quarter of 2023 compared to $342.8 million in the second quarter of 2022, a decrease of $25.1 million. The decrease in COGS reflects lower spend on the decline in current year sales volumes, which more than offset higher costs due to inflationary pressures in the Company’s global raw material, manufacturing and supply chain and logistics costs compared to the prior year.
Gross profit was $177.7 million in the second quarter of 2023 compared to $149.6 million in the second quarter of 2022, an increase of $28.1 million or 19%. The Company’s reported gross margin in the second quarter of 2023 was 35.9% compared to 30.4% in the second quarter of 2022 primarily driven by the year-over-year impact of our value-based pricing initiatives implemented throughout 2022 which offset significant increases in raw material and other input costs.
SG&A was $119.9 million in the second quarter of 2023 compared to $115.8 million in the second quarter of 2022, an increase of $4.0 million or 3%, driven by higher labor-related costs including year-over-year inflationary increases and higher levels of incentive compensation due to improved Company performance.
The Company incurred $1.8 million of Combination, integration and other acquisition-related operating expenses in the second quarter of 2022, primarily due to various professional fees related to legal, financial and other advisory and consultant expenses for Combination integration activities. There were no similar expenses incurred in the second quarter of 2023. See the Non-GAAP Measures section of this Item, above.
The Company incurred Restructuring and related charges of $1.0 million and a credit of less than $0.1 million during the second quarters of 2023 and 2022, respectively, related to reductions in headcount and site closures under the Company’s restructuring programs. See the Non-GAAP Measures section of this Item, above.
Operating income in the second quarter of 2023 was $56.8 million compared to $31.9 million in the second quarter of 2022. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item, above, the Company’s non-GAAP operating income increased to $58.8 million in the second quarter of 2023 as compared to $38.8 million in the second quarter of 2022 primarily due to higher gross profit partially offset by higher SG&A, described above.
The Company had Other expense, net of $3.6 million in the second quarter of 2023 as compared to $8.4 million in the second quarter of 2022. Both the second quarter of 2023 and 2022 included foreign exchange transaction losses, which were higher in the current year. The second quarter of 2022 included a $6.8 million of loss on extinguishment of debt related to the Company’s refinancing the Original Credit Facility. See the Non-GAAP Measures section of this Item, above.
Interest expense, net, was $12.7 million in the second quarter of 2023 compared to $6.5 million in the second quarter of 2022, an increase of $6.2 million as a result of an increase in interest rates quarter-over-quarter.
The Company’s effective tax rates for the second quarters of 2023 and 2022 were 34.2% and 8.1%, respectively. The Company’s effective tax rate for the second quarter of 2023 was primarily impacted by changes to the valuation allowance for and the usage of foreign tax credits due to an enacted law change in Brazil and the effects of lower pre-tax earnings and the mix of such earnings. Comparatively, the prior year effective tax rate was largely driven by state tax benefits, favorable audit settlements, a deferred tax benefit associated with an intercompany asset transfer, withholding taxes, and the effects of lower pre-tax earnings and the mix of such earnings. In addition, the effective tax rate for the second quarter of 2022 was impacted by the Company recording earnings at a statutory tax rate of 25% while the recertification of its concessionary 15% tax rate was pending receipt. Excluding the impact of non-core items in each quarter, described in the Non-GAAP Measures section of this Item, above, the Company estimates that its effective tax rates for the second quarters of 2023 and 2022 would have been approximately 27% and 24%, respectively. The Company expects continued volatility in its effective tax rates due to several factors, including the timing and scope of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, the treatment of certain acquisition-related costs and the timing and amount of certain share-based compensation-related tax benefits, among other factors.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Equity in net income of associated companies was $2.8 million in the second quarter of 2023 compared to a net loss of $1.3 million in the second quarter of 2022, an increase of $4.0 million, primarily due to higher current year income from the Company’s interest in a captive insurance company as well as from the Company’s 50% interest in a joint venture in Korea. See the Non-GAAP Measures section of this Item, above.
Net income attributable to noncontrolling interest was less than $0.1 million in both the second quarter of 2023 and 2022.
Foreign exchange negatively impacted the Company’s second quarter of 2023 results by approximately 4% compared to the second quarter of 2022 driven by the impact from foreign currency translation on earnings as well as higher foreign exchange transaction losses in the current quarter as compared to the prior year second quarter.
Consolidated Operations Review – Comparison of the First Six Months of 2023 with the First Six Months of 2022
Net sales were $995.6 million in the first six months of 2023 compared to $966.6 million in the first six months of 2022. The net sales increase of $29.0 million or 3% year-over-year reflects increases in selling price and product mix of approximately 15.0%, partially offset by a decline in sales volumes of approximately 11.0% and the unfavorable impact from foreign currency translation of 1.0%. The increase in selling price and product mix was primarily driven by year-over-year impact of our value-based pricing initiatives implemented to offset the significant increases in raw material and other input costs. The decline in sales volumes was primarily attributable to softer end market conditions across all regions, the Company’s value-based pricing initiatives and customer order patterns, as well as the impacts of the ongoing war in Ukraine in the EMEA segment, and the wind-down of the tolling agreement for products previously divested related to the Combination, partially offset by new business wins, as mentioned above.
COGS were $644.5 million in the first six months of 2023 compared to $670.9 million in the first six months of 2022. The decrease in COGS of $26.5 million or 4% reflects lower spend on the decline in current year sales volumes, which more than offset higher costs due to inflationary pressures in the Company’s global raw material, manufacturing and supply chain and logistics costs compared to the prior year.
Gross profit in the first six months of 2023 increased $55.5 million or 19% from the first six months of 2022. The Company’s reported gross margin in the first six months of 2023 was 35.3% compared to 30.6% in the first six months of 2022. The Company’s current year improvement in gross margin was primarily driven by the year-over-year impact of our value-based pricing initiatives implemented throughout 2022 to offset the significant increases in raw material and other input costs.
SG&A in the first six months of 2023 increased $11.8 million or 5% compared to the first six months of 2022 driven by higher labor-related costs including year-over-year inflationary increases and higher levels of incentive compensation on improved Company performance, partially offset by lower SG&A due to foreign currency translation compared to the prior year.
The Company incurred $5.9 million of Combination, integration and other acquisition related operating expenses in the first six months of 2022, primarily due to various professional fees related to legal, financial and other advisory and consultant expenses for integration activities including internal control remediation. There were no similar costs in the first six months of 2023. See the Non-GAAP Measures section of this Item, above.
The Company incurred Restructuring and related charges of $5.0 million and $0.8 million during the first six months of 2023 and 2022, respectively, related to reductions in headcount and site closures under the Company’s previous and current restructuring programs. See the Non-GAAP Measures section of this Item, above.
Operating income in the first six months of 2023 was $106.7 million compared to $61.3 million in the first six months of 2022. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item, above, the Company’s current year non-GAAP operating income increased to $115.1 million for the first six months of 2023 compared to $78.0 million in the prior year’s first six months primarily due to higher gross profit partially offset by higher SG&A, described above.
The Company had Other expense, net, of $5.8 million in the first six months of 2023 compared to $10.6 million in the first six months of 2022. The first six months of 2023’s results include $1.0 million of facility remediation recoveries in the current year, while the prior year’s first six months of 2022 Other expense, net includes a $6.8 million of loss on extinguishment of debt related to the Company’s refinancing the Original Credit Facility. See the Non-GAAP Measures section of this Item, above. Also, there was higher foreign currency transaction losses year-over-year.
Interest expense, net, increased $14.1 million in the first six months of 2023 compared to the first six months of 2022, due to an increase in interest rates in the current year as compared to the prior year.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The Company’s effective tax rates for the first six months of 2023 and 2022 were 31.2% and 10.9%, respectively. The Company’s effective tax rate for the six months ended June 30, 2023 was primarily impacted by changes to the valuation allowance for and the usage of foreign tax credits due to an enacted law change in Brazil, the effects of lower pre-tax earnings and the mix of such earnings, foreign tax inclusions, withholding taxes, and net tax expense related to share-based compensation, partially offset with changes in uncertain tax positions and favorable return to provision adjustments. Comparatively, the prior year six-month effective tax rate was impacted by changes in the valuation allowance for foreign tax credits, favorable audit settlements, state tax benefits, a reduction in reserves for uncertain tax positions, a deferred tax benefit associated with an intercompany asset transfer, withholding taxes, and the effects of lower pre-tax earnings and the mix of such earnings. In addition, the effective tax rate during the six months ended June 30, 2022 was impacted by the Company recording earnings at a statutory tax rate of 25% while the recertification of its concessionary 15% tax rate was pending receipt. Excluding the impact of non-core items in each period, described in the Non-GAAP Measures section of this Item, above, the Company estimates that its effective tax rates for the first six months of 2023 and 2022 would have been approximately 27% and 26%, respectively.
Equity in net income (loss) of associated companies increased $7.8 million in the first six months of 2023 compared to the first six months of 2022, primarily due to higher current year income from the Company’s interest in a captive insurance company due to      (see the Non-GAAP Measures section of this Item, above), as well as higher current year income from the Company’s 50% interest in a joint venture in Korea.
Net income attributable to noncontrolling interest was less than $0.1 million in both the first six months of 2023 and 2022.
Foreign exchange unfavorably impacted the Company’s first six months of 2023 results by approximately 5% driven by the impact from foreign currency translation on earnings as well as higher foreign exchange transaction losses in the current year as compared to the prior year’s first six months.
Reportable Segments Review - Comparison of the Second Quarter of 2023 with the Second Quarter of 2022
The Company’s reportable segments reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker of the Company assesses its performance. During the first quarter of 2023, the Company reorganized its executive management team to align with its new business structure. The Company’s new structure includes three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific.
The three segments are comprised of the assets and operations in each respective region, including assets and operations formerly included in the Global Specialty Businesses segment. Prior to the Company’s reorganization, the Company’s historical reportable segments were: (i) Americas; (ii) EMEA; (iii) Asia/Pacific; and (iv) Global Specialty Businesses. All prior period information has been recast to reflect the Company’s new reportable segments.
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
Americas
Americas represented approximately 50% of the Company’s consolidated net sales in the second quarter of 2023. The segment’s net sales were $253.2 million, an increase of $17.4 million or 7%, compared to the second quarter of 2022. The increase in net sales was due to higher selling price and product mix of 13% and a favorable impact of foreign currency translation of 1%, partially offset by a decrease in sales volumes of approximately 7%. The increase in selling price and product mix was primarily driven by the year-over-year impact of price increases implemented to offset the significant increases in raw material and other input costs. The favorable foreign exchange impact was primarily due to the weakening of the U.S. dollar against the Mexican peso as this exchange rate averaged 17.68 Mexican peso per U.S. dollar in the second quarter of 2023 compared to 20.02 Mexican peso per U.S. dollar in the second quarter of 2022. The current quarter decline in sales volumes compared to the prior year was primarily driven by softer market conditions, the Company’s value-based pricing initiatives, customer order patterns, and the wind-down of the tolling agreement for products previously divested related to the Combination, partially offset by new business wins. This segment’s operating earnings were $69.0 million, an increase of $16.9 million or 32%, compared to the second quarter of 2022 primarily driven by higher net sales coupled with an improvement in operating margins.

Quaker Chemical Corporation
Management’s Discussion and Analysis
EMEA
EMEA represented approximately 30% of the Company’s consolidated net sales in the second quarter of 2023. The segment’s net sales were $143.5 million, a decrease of $2.0 million or 1%, compared to the second quarter of 2022. This was driven by a decrease in sales volumes of 15%, partially offset by higher selling price and product mix of 11%, a favorable impact of foreign currency translation of 2% and an increase in net sales from acquisitions of 1%. The decline in sales volumes was primarily driven by softer market conditions, the Company’s value-based pricing initiatives, customer order patterns, the impacts of the ongoing war in Ukraine, and the wind-down of the tolling agreement for products previously divested related to the Combination, partially offset by new business wins. The favorable foreign currency translation impact was primarily due to the weakening of the U.S. dollar against the euro as this exchange rate averaged 1.09 U.S. dollars per euro in the second quarter of 2023 compared to 1.07 U.S. dollars per euro in the second quarter of 2022. The increase in selling price and product mix was primarily driven by the year-over-year impact of price increases implemented to offset the significant increases in raw material and other input costs. This segment’s operating earnings were $25.6 million, an increase of $5.5 million or 27%, compared to the second quarter of 2022. The increase in segment operating earnings was primarily driven by an improvement in operating margins.
Asia/Pacific
Asia/Pacific represented approximately 20% of the Company’s consolidated net sales in the second quarter of 2023. The segment’s net sales were $98.7 million, a decrease of $12.4 million or 11%, compared to the second quarter of 2022. The decrease in net sales was driven by lower sales volumes of 11% and an unfavorable impact from foreign currency translation of 5%, partially offset by higher selling price and product mix of 5%. The decline in sales volumes was primarily driven by softer market conditions, the Company’s value-based pricing initiatives and customer order patterns, partially offset by new business wins. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Chinese renminbi as this exchange rate averaged 7.01 Chinese renminbi per U.S. dollar in the second quarter of 2023 compared to 6.60 Chinese renminbi per U.S. dollar in the second quarter of 2022. The increase in selling price and product mix was primarily driven by year-over-year impact of price increases implemented throughout 2022 to offset the significant increases in raw material and other input costs. This segment’s operating earnings were $28.0 million, an increase of $3.1 million or 12% compared to the second quarter of 2022. The increase in segment operating earnings was primarily driven by an improvement in operating margins as well as slightly lower levels of SG&A, which more than offset the decline in net sales.
Reportable Segments Review -Comparison of the First Six Months of 2023 with the First Six Months of 2022
Americas
Americas represented approximately 51% of the Company’s consolidated net sales in the first six months of 2023. The segment’s net sales were $504.6 million, an increase of $56.7 million or 13% compared to the first six months of 2022. The increase in net sales was due to higher selling price and product mix of 17% and a favorable impact of foreign currency translation of 1%, partially offset by a decrease in sales volumes of 5%. The increase in selling price and product mix was primarily driven by the year-over-year impact of price increases implemented to offset the significant increases in raw material and other input costs. The favorable foreign currency impact was primarily due to the weakening of the U.S. dollar against the Mexican peso as this exchange rate averaged 18.16 Mexican peso per U.S. dollar in the first six months of 2023 compared to 20.26 Mexican peso per U.S. dollar in the first six months of 2022. The decline in sales volumes compared to the prior year was primarily driven by softer market conditions, the Company’s value-based pricing initiatives, customer order patterns, and the wind-down of the tolling agreement for products previously divested related to the Combination, partially offset by new business wins, as mentioned above. This segment’s operating earnings were $135.1 million, an increase of $37.8 million or 39% compared to the first six months of 2022. The increase in segment operating earnings was primarily driven by higher net sales coupled with an improvement in operating margins, as mentioned above.

Quaker Chemical Corporation
Management’s Discussion and Analysis
EMEA
EMEA represented approximately 30% of the Company’s consolidated net sales in the first six months of 2023. The segment’s net sales were $296.0 million, an increase of $3.6 million or 1% compared to the first six months of 2022. The increase in net sales was a result of higher selling price and product mix of 15%, more than offset by the unfavorable impact of foreign currency translation of 1% and a decrease in sales volumes of 13%. The net sales impact from acquisitions was favorable by less than 1% year-over-year. The increase in selling price and product mix was primarily driven by the year-over-year impact of price increases implemented to offset the significant increases in raw material and other input costs. The unfavorable foreign currency impact was primarily due to the strengthening of the U.S. dollar against the euro as this exchange rate averaged 1.08 U.S. dollars per euro in the first six months of 2023 compared to 1.09 U.S. dollars per euro in the first six months of 2022. The decline in sales volumes was primarily driven by softer market conditions, the Company’s value-based pricing initiatives, customer order patterns, the impacts of the ongoing war in Ukraine and the wind-down of the tolling agreement for products previously divested related to the Combination, partially offset by new business wins. This segment’s operating earnings were $53.2 million, an increase of $9.8 million or 23% compared to the first six months of 2022. The increase in segment operating earnings was primarily driven by higher net sales coupled with an improvement in operating margins, as mentioned above.
Asia/Pacific
Asia/Pacific represented approximately 19% of the Company’s consolidated net sales in the first six months of 2023. The segment’s net sales were $195.0 million, a decrease of $31.3 million or 14% compared to the first six months of 2022. The decrease in net sales was driven by lower sales volumes of 17% and an unfavorable impact of foreign currency translation of 5%, partially offset by higher selling price and product mix of 8%. The decline in sales volumes was primarily driven by softer market conditions, customer order patterns, including the impact of COVID-19 lockdown measures, primarily in China, and the Company’s value-based pricing initiatives, partially offset by new business wins. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Chinese renminbi as this exchange rate averaged 6.92 Chinese renminbi per U.S. dollar in the first six months of 2023 compared to 6.47 Chinese renminbi per U.S. dollar in the first six months of 2022. The increase in selling price and product mix was primarily driven by year-over-year impact of price increases implemented throughout 2022 to offset the significant increases in raw material and other input costs, as mentioned above. This segment’s operating earnings were $55.6 million, an increase of $6.2 million or 13% compared to the first six months of 2022. The increase in segment operating earnings was primarily driven by a recovery in operating margins reflecting the Company’s ongoing initiatives aimed at offsetting the significant inflationary pressures as well as slightly lower levels of SG&A, which more than offset the decline in net sales, as mentioned above.
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

Quaker Chemical Corporation
Management’s Discussion and Analysis
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
Any or all of the forward-looking statements in this Report, in the Company’s 2022 Form 10-K and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
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
Interest Rate Risk.
During June 2022, the Company entered into an amendment to its primary credit facility (the “Original Credit Facility”, or as amended, the “Credit Facility”). See Note 20 of Notes to Consolidated Financial Statements included in Item 8 of our 2022 Form 10-K and Note 14 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report. As of December 31, 2022, borrowings under the Credit Facility bear interest at either term Secured Overnight Financing Rate (“SOFR”) or a base rate, in each case, plus an applicable margin based upon the Company’s consolidated net leverage ratio, and, in the case of term SOFR, a spread adjustment equal to 0.10% per annum. As a result of the variable interest rates applicable under the Credit Facility, if interest rates rise significantly, the cost of debt to the Company will increase. This may have an adverse effect on the Company, depending on the extent of the Company’s borrowings outstanding throughout a given year. As of December 31, 2022, and June 30, 2023, the Company had outstanding borrowings under the Credit Facility of approximately $943.5 million and $873.9 million, respectively. The weighted average interest rate applicable on outstanding borrowings under the Credit Facility was approximately 4.9% and 6.3% as of December 31, 2022, and June 30, 2023, respectively. The weighted average interest rate applicable on outstanding borrowings under the Original Credit Facility and the Credit Facility during the year ended December 31, 2022 was approximately 3.0% and the six months ended June 30, 2023 was approximately 6.0%. An interest rate change of 100 basis points would result in an approximate $9.4 million and $8.7 million increase or decrease to interest expense for the year ended December 31, 2022 and the year ended December 31, 2023, respectively.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as SOFR, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of June 30, 2023, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.2%. These interest rate swaps are designated and qualify as cash flow hedges. The Company has previously used derivative financial instruments primarily for the purpose of hedging exposures to fluctuations in interest rates.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2023, the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.
Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2023.

PART II.
OTHER INFORMATION
Items 3 and 4 of Part II are inapplicable and have been omitted.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this Report:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share (2)	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 - April 30	140	$188.22	—	$86,865,026
May 1 - May 31	3	$201.82	—	$86,865,026
June 1 - June 30	—	$—	—	$86,865,026
Total	143	$188.51	—	$86,865,026
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
(3)On May 6, 2015, the Board of Directors of the Company approved, and the Company announced, a share repurchase program, pursuant to which the Company is authorized to repurchase up to $100,000,000 of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”), and it has no expiration date. There were no shares acquired by the Company pursuant to the 2015 Share Repurchase Program during the quarter ended June 30, 2023.
Limitation on the Payment of Dividends
The Credit Facility has certain limitations on the payment of dividends and other so-called restricted payment covenants. See Note 14 of Notes to Condensed Consolidated Financial Statements, in Part I, Item 1, of this Report.
Item 5. Other Information.
None of the directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the period covered by this Report.

Table of Content
Item 6. Exhibits.
(a) Exhibits

3.1	–
Amended and Restated Articles of Incorporation (as amended through July 24, 2019). Incorporated by reference to Exhibit 3.1 as filed by the Registrant with its quarterly report on Form 10-Q filed on August 1, 2019.

3.2	–	Amended and Restated By-laws (effective December 19, 2022). Incorporated by reference to Exhibit 3.1 as filed by the Registrant within its current report on Form 8-K on December 20, 2022.
10.1	–	Employment Agreement by and between the Registrant and Anna Ransley dated July 31, 2023, effective July 31,2023.*†
10.2	–	Form of Change of Control Agreement by and between the Registrant and certain executive officers (including Anna Ransley).*†
10.3	–
Quaker Chemical Corporation 2023 Director Stock Ownership Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed with the Commission on March 31, 2023 on Schedule 14A).†

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

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Shane W. Hostetter
Date: August 1, 2023	Shane W. Hostetter, Senior Vice President, Chief Financial Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)