Form 10-K
period 2023-12-31
QUAKER CHEMICAL CORP
filed 2024-02-29
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on June 30, 2023): $2,689,694,842
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 17,991,778 shares of Common Stock, $1.00 Par Value, as of February 29, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
Item 1. Business.
General Description
The Company was organized in 1918 and incorporated as a Pennsylvania business corporation in 1930. Quaker Houghton is the global leader in industrial process fluids. With a presence around the world, including operations in over 25 countries, the Company’s customers include thousands of the world’s most advanced and specialized steel, aluminum, automotive, aerospace, offshore, container, mining, and metalworking companies. Quaker Houghton develops, produces, and markets a broad range of formulated specialty chemical products and offers chemical management services (which we refer to as “FluidcareTM”) for various heavy industrial and manufacturing applications throughout its three segments: Americas; Europe, Middle East and Africa (“EMEA”); and Asia/Pacific.
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

Major Product Line	2023	2022	2021
Metal removal fluids	23.6%	22.9%	23.4%
Rolling lubricants	19.5%	20.8%	22.2%
Hydraulic fluids	14.1%	14.1%	13.6%
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
Competition
The specialty chemical industry comprises a number of companies similar in size to Quaker Houghton, as well as companies larger and smaller in size. The Company cannot readily determine its precise competitive position in every industry it serves. However, the Company estimates it holds a leading global position in the market for industrial process fluids including leading global positions in the markets for process fluids in portions of the automotive and industrial markets, and a leading position in the market for process fluids to produce sheet steel and aluminum. The offerings of many of the Company’s competitors differ from those of Quaker Houghton; some offer a broad portfolio of fluids, including general lubricants, while others have more specialized product ranges. All competitors provide different levels of technical services to individual customers. Competition in the industry is based primarily on the ability to supply products and provide technical services that meet the needs of the customer at an appropriate price and value to both the Company and the customer.
Major Customers and Markets
In 2023, Quaker Houghton’s five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 12% of consolidated net sales, with its largest customer accounting for approximately 3% of consolidated net sales. A significant portion of the Company’s revenues are realized from the sale of process fluids and services to manufacturers of steel, aluminum, automobiles, aircraft, industrial equipment, and durable goods and, therefore, Quaker Houghton is subject to the same business cycles as those experienced by these manufacturers and their customers.
The Company’s financial performance is generally correlated to the volume of global production within the industries it serves, rather than directly related to the financial performance of its customers. Furthermore, steel and aluminum customers typically have limited manufacturing locations compared to metalworking customers and generally use higher volumes of products at a single location.

Raw Materials
Quaker Houghton uses approximately 3,000 raw materials, including animal fats, vegetable oils, mineral oils, oleochemicals, ethylene, solvents, surfactant agents, various chemical compounds that act as additives to our base formulations, and a wide variety of other organic and inorganic compounds and various derivatives of the foregoing. The price of mineral oil and its derivatives can be affected by the price of crude oil and industry refining capacity. Animal fat and vegetable oil prices, as well as the prices of other raw materials, are impacted by their own unique supply and demand factors, and by biodiesel consumption which can be affected by the price of crude oil and by government incentives for low-carbon fuels. Accordingly, significant fluctuations in the price of crude oil can have a material impact on the cost of these raw materials. In addition, many of the raw materials used by Quaker Houghton are commodity chemicals which can experience significant price volatility. As experienced during 2022 and 2023, the Company’s earnings have been and could continue to be affected by market changes in raw material prices. Refer to the disclosure contained in Item 7A of this Report for additional information.
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
Research and Development - Laboratories
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
Research and development costs are expensed as incurred. Research and development expenses during the years ended December 31, 2023, 2022 and 2021 were $50.3 million, $46.0 million and $44.9 million, respectively.
Recent Acquisition Activity
During February 2024, the Company acquired I.K.V. Tribologie IKVT and its subsidiaries (“IKVT”) for approximately 27.0 million EUR, or $29.1 million subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels. IKVT will be part of the Company’s EMEA segment and specializes in high-performance lubricants and greases, including original equipment manufacturer first-fill greases that are primarily used in the automotive, aerospace, electronics, and other industrial markets. The acquisition of IKVT strengthens the Company’s position in first fill greases. See Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Report.
Regulatory Matters
In order to facilitate compliance with applicable federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessment for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by the Company and/or independent experts, as well as ongoing inspections and training by on-site personnel. Such inspections, among other things, address operational matters, record keeping, reporting requirements and capital improvements. Capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $3.5 million, $2.2 million and $4.2 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Company Segmentation
The Company’s operating segments, which are consistent with its reportable segments, reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker assesses the Company’s performance.

During the first quarter of 2023, the Company reorganized its executive management team to align with its new business structure. The Company’s new structure includes three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific. Prior to the Company’s reorganization, the Company’s historical reportable segments were: (i) Americas; (ii) EMEA; (iii) Asia/Pacific; and (iv) Global Specialty Businesses. Prior period information has been recast to align with the Company’s business structure as of January 1, 2023, including reportable segments and customer industry disaggregation. As a result of the Company’s new organizational structure effective January 1, 2023, the Company reallocated goodwill previously held by the former Global Specialty Businesses segment to the remaining business segments as of January 1, 2023. However, the Company did not recast the carrying amount of goodwill for the years ended December 31, 2022 and 2021. See Notes 4, 5, and 15 of Notes to Consolidated Financial Statements in Item 8 of this Report.
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
Number of Employees
On December 31, 2023, Quaker Houghton had approximately 4,400 full-time employees globally of whom approximately 900 were employed by the parent company and its U.S. subsidiaries, and approximately 3,500 were employed by its non-U.S. subsidiaries. Associated companies of Quaker Houghton (in which it owns 50% or less and has significant influence) employed approximately 600 people on December 31, 2023.
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
The Company’s core values are (i) live safe; (ii) act with integrity; (iii) drive results; (iv) exceed customer expectations; (v) embrace diversity; and (vi) do great things together. Our core values embody who we are as a company, and these values, in words and actions, build a safer, stronger Quaker Houghton, and these values guide the Company’s internal conduct and its relationship with the outside world. By fostering a culture and environment that exemplifies our core values, we gain, as a company, unique perspectives, backgrounds and varying experiences to ensure continued long-term success. The Company respects and values all of its employees and believes inclusion, diversity and equality are essential pillars to drive the Company’s success.
Aligned to our core values, in 2023, we evolved our enterprise-wide approach to volunteerism. All full-time employees are provided up to 16 hours per calendar year to volunteer for a non-profit or charity of their choice. The policy is supported by recommendations to our colleagues regarding volunteering opportunities, such as educational or cultural institutions, healthcare institutions, civic and community centers, and non-profit organizations focusing on science, technology, engineering, and math (“STEM”) learning.
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
In 2022, we made progress on certain of the Company’s identified 2030 goals in accordance with the baselines set during 2021. During 2022, the Company launched Green Chemistry Guidelines globally that align with principles recommended by the American Chemical Society and the Company’s established sustainability goals. Additionally, the Company made investments in renewable energy certificates, and increased the percentage of raw materials that are renewable. We will provide further updates on our short-term milestones in our 2023 Sustainability Report.

Sustainability Report
We report our progress on our Sustainability strategy in our sustainability report, which is published annually and is available on our corporate website at home.quakerhoughton.com/sustainability. The Company’s 2022 Sustainability Report reflects the most recent available data on a variety of topics, including specific information relating to the Company’s: (i) environmental footprint and climate change commitments; (ii) diversity initiatives; (iii) safety initiatives and performance; and (iv) sustainable solutions portfolio. Information in these sustainability reports and on our website are not incorporated by reference in this Report and, accordingly, should not be considered part of this Report.
Talent Development, Culture and Total Rewards
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
We place importance on developing our leaders at all levels, whether a colleague is leading themselves or providing for others, as wells as providing them with opportunities to enhance their effectiveness. Our leaders have access to various learning and development experiences, including our Quaker Houghton internal leadership development program (“MAP”) for new or first-time managers, Performance and Rewards training, and specialized opportunities for external coaching, leadership assessments, or external development programs. We continue to enable a robust Organization and Talent Review (“OTR”) process in which each department’s talent landscape is evaluated, potential of talent is assessed, critical roles are identified, and succession planning occurs for our most senior positions. Output of these processes results in career development and other related talent plans designed to ensure we have the talent we need both now and in the future to deliver results.
Additionally, we regularly evaluate our total rewards offerings for our employees, including health and wellness benefits, paid-time off policies, monetary compensation, and educational reimbursements, to ensure that our total compensation and benefits packages are aligned with our business strategy, organizational culture, and diversity and inclusion approach and allow us to remain competitive in the markets we serve and comply with local statutory wage and benefit laws. We strive to create a culture where recognition is ingrained, including utilization of an enterprise reward and recognition program that celebrates and incentivizes the results and behaviors of our employees and their impacts on our teams and Company. Creating, fostering, and maintaining a culture in which every colleague can be their best self is a driving force in our engagement efforts.
We pay particular attention to the wellness and well-being of our employees with specific investments in a variety of health-related topics including forums for learning, dialogue, and enterprise collaboration. During 2023, we prioritized these efforts, with purpose driven investments in wellness and well-being. We launched a global well-being platform, Virgin Pulse, which provides access to activities, tools and resources on a variety of wellness topics. We celebrated World Mental Health Day with enterprise discussions and education on various topics. We also increased our benefits investments by providing paid parental leave for our U.S. colleagues regardless of birthing status, and we implemented a global family planning program to support the fertility-related healthcare needs of our colleagues.
Diversity, Equity, and Inclusion (“DEI”)
Quaker Houghton strives to cultivate a diverse, equitable, and inclusive culture that reflects the global nature of our organization. We believe diversity and inclusion are embodied by having working norms whereby employees feel included, engaged, and rewarded, regardless of their background or where they sit in the organization. When employees feel this way, we are a stronger, more inclusive organization and better equipped to utilize our colleagues’ diverse skills and talents to drive innovation and business success. Accordingly, Quaker Houghton provides equal employment opportunities and does not discriminate based on age, ethnicity, sex, sexual identity, disability/medical condition, race, religion, or sexual orientation. Diversity is one of our core values, and our unwavering commitment to DEI is further reflected as a core element in our Code of Conduct. We seek to create an environment where every employee can feel their best allowing them to be their best.
Inclusion and diversity begin with the Board and ELT. The Board is comprised of ten individuals with diverse experience and credentials, selected for their business acumen and ability to challenge and add value to management. Our current Board composition includes two female and four racially diverse directors out of a total of twelve directors. For additional information on the Company’s leadership, refer to Item 4(a) Information about our Executive Officers and Item 10. Directors, Executive Officers and Corporate Governance.

As part of our Human Capital strategy, we established a Culture and Engagement Taskforce (“Taskforce”) that represents the voice of our colleagues in focusing on the Company’s overall culture, as well as driving forward progress with specific DEI related initiatives. The Taskforce also functions as our Diversity and Inclusion Council. The Taskforce helped launch our Culture Survey, supported the implementation of our global framework for Colleague Resource Groups (“CRGs”) and launched two new CRGs at the Company. We remain on track to achieve the goals we have set for ourselves tied to diverse representation in our workforce.
In addition to providing learning and engagement opportunities to Company colleagues, we also recognize the importance of building an inclusive talent pipeline and external partnerships play a key role in how we do this. For example, the Company is a corporate member of Women in Manufacturing and a sponsor of the Women Automotive Network, both of which are organizations invested in supporting and promoting women in their respective industries. We are also a corporate supporter and sponsor of the Future of STEM Scholars Initiative, an organization that strives to increase the presence of students currently underrepresented in the STEM talent pool. We are proud of our collaboration with these organizations and others, and believe they will be an important part of ensuring we enable a pipeline of diverse candidates both now and in the future. We continue to invest in women and diverse talent through partnership with external leadership development firms, providing opportunities to our talent that will accelerate their leadership development professionally and personally.
Workplace Safety
We are committed to maintaining a strong safety culture and to emphasizing the importance of our employees’ role in identifying, mitigating and communicating safety risks. We maintain policies and operational practices that communicate a culture where all levels of employees are responsible for safety. We believe that the achievement of superior safety performance is both an important short-term and long-term strategic goal in managing our operations. We emphasize ten “lifesaving” rules which make a significant difference in preventing serious injuries and fatalities. We have launched several “Live Safe” initiatives to create an environment of openness and awareness in which all employees are actively engaged in meeting safety targets. We are keen in reporting near misses, hazard identifications and educating our employees on their “Stop Work Authority”, which are seen as leading indicators, helping us to get to zero incidents. Our leading indicators are proactive and preventive measures that can shed light about the effectiveness of safety and health activities and reveal potential problems in a safety and health program. We also require all employees to regularly complete safety training. Additionally, our ELT is closely involved in our safety programs, conducts regular reviews of safety performance metrics and reviews the Company’s safety performance during Company-wide meetings.
Quaker Houghton on the Internet
Financial results, news and other information about Quaker Houghton can be accessed from the Company’s website at https://www.quakerhoughton.com. This site includes important information on the Company’s locations, products and services, financial reports, news releases and career opportunities. The Company’s periodic and current reports on Forms 10-K, 10-Q, 8-K, and other filings, including exhibits and supplemental schedules filed therewith, and amendments to those reports, filed with the Securities and Exchange Commission (“SEC”) are available on the Company’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information contained on, or that may be accessed through, the Company’s website is not incorporated by reference in this Report and, accordingly, you should not consider that information part of this Report.
Factors that May Affect Our Future Results
Certain information included in this Report and other materials filed or to be filed by us with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contain or may contain forward-looking statements that fall under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Act of 1933, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts and can generally be identified by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “outlook,” “target,” “possible,” “potential,” “plan” or similar expressions, but these terms are not the exclusive means of identifying such statements. We have based these forward-looking statements on assumptions, projections and expectations about future events that we believe are reasonable based on currently available information, including statements regarding the potential effects of the conflicts in Ukraine and the Middle East, inflation, and global supply chain constraints on the Company’s business, results of operations, and financial condition; our expectation that we will maintain sufficient liquidity and remain in compliance with the terms of the Company’s credit facility; expectations about future demand and raw material costs; and statements regarding the impact of increased raw material costs and pricing initiatives.
These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance, and business, which may differ materially from expectations, estimates and projections because of many factors, including, but not limited to:
•the timing and extent of the projected impacts on our business of acts of war or terrorism, including the conflicts in Ukraine and the Middle East, and actions taken by various governments and governmental organizations in response;
•inflationary pressures, cost increases, and constraints and disruptions in the global supply chain;

•the potential timing, impacts, and other uncertainties of acquisitions and divestitures, including our ability to realize synergies, integrate acquisitions or separate divested assets and businesses;
•the potential for changes in global and regional economic conditions and for a variety of macroeconomic events, including the possibility of global or regional slowdowns or recessions, inflation, deflation or stagflation and its impact on our business, raw materials purchases and/or profitability of our business, a global pandemic, and interest rate changes, to impact the value of our assets or result in asset impairments; and
•our current and future results and plans including our sustainability goals and enterprise strategy.
Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, forward-looking statements are also included in the Company’s other periodic reports on Forms 10-K, 10-Q and 8-K, press releases, and other materials released to, or statements made to, the public.
Any or all of the forward-looking statements in this Report, in the Company’s Annual Report to Shareholders for 2023 and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
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
Other major risks and uncertainties include, but are not limited to, inflationary pressures, including the potential for continued significant increases in raw material costs; supply chain disruptions; customer financial instability; rising interest rates and the possibility of economic recession; economic and political disruptions including the impacts of the military conflicts between Russia and Ukraine and between Israel and Hamas; tariffs, trade restrictions and the economic and other sanctions imposed by other nations on Russia and/or other government or government organizations; suspensions of activities in Russia by many multinational companies and the potential expansion of military activity; foreign currency fluctuations; significant changes in applicable tax rates and regulations; future terrorist attacks and other acts of violence; the impacts of consolidation in our industry, including loss or consolidation of a major customer; and the potential occurrence of cyber-security breaches, cyber-security attacks and other security incidents.
Furthermore, the Company is subject to the same business cycles as those experienced by our customers in the steel, automobile, aircraft, industrial equipment, aluminum, and durable goods industries.
Our forward-looking statements are subject to risks, uncertainties and assumptions about the Company and its operations that are subject to change based on various important factors, some of which are beyond our control. In addition to the factors above, our forward-looking statements are qualified with respect to the risks disclosed elsewhere in this Report, including in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A,Quantitative and Qualitative Disclosures About Market Risk. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could cause our actual results to differ materially from expected and historical results.
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
The specialty chemical industry is highly competitive and there are many companies with significant financial resources and/or customer relationships that compete with us to provide similar products and services. Some competitors may be able to offer more favorable or flexible pricing and service terms or, due to their greater access to resources, may be better able to adapt to changes in conditions in our industries, fluctuations in the costs of raw materials or changes in global economic conditions, potentially resulting in reduced profitability and/or a loss of market share for us. The pricing decisions of our competitors could lead us to decrease our prices which could negatively affect our margins and profitability. In addition, our competitors could potentially consolidate their businesses and gain scale or better position their product offerings, which could have a negative impact on our profitability and market share. Competition in our industry historically has also been based on the ability to provide products that meet the needs of the customer and render technical services and laboratory assistance, which our competitors may be able to accomplish more effectively than we are able to do. If we are unsuccessful with differentiating ourselves, it could have a material adverse effect on our liquidity, financial position and results of operations and we could lose market share to our competitors.
Loss of a significant customer, bankruptcy of a major customer, or the closure of or significant reduction in production at a customer site could have a material adverse effect on our liquidity, financial position and results of operations.
During 2023, the Company’s top five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) together accounted for approximately 12% of our consolidated net sales, with the largest customer accounting for approximately 3% of our consolidated net sales. The loss of a significant customer could have a material adverse effect on our liquidity, financial position and results of operations. Also, a significant portion of our revenues is derived from sales to customers in the cyclical steel, aerospace, aluminum and automotive industries, where bankruptcies have occurred in the past and where companies have periodically experienced financial difficulties. If a significant customer experiences financial difficulties or files for bankruptcy protection, we may be unable to collect on our receivables, and customer manufacturing sites may be closed, or contracts voided. The bankruptcy of a major customer could therefore have a material adverse effect on our liquidity, financial position and results of operations. Also, some of our customers, primarily in the steel, aluminum and aerospace industries, often have fewer manufacturing locations compared to other metalworking customers and generally use higher volumes of products at a single location. The loss, closure, or significant reduction in production at one or more of these locations or other major sites of a significant customer could have a material adverse effect on our business.
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
•develop or modify financial reporting, information systems, and other related financial tools to ensure overall financial integrity and adequacy of internal control procedures;
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
We carry, and will continue to carry for the foreseeable future, a substantial amount of debt and other fixed obligations. Our ability to satisfy these obligations, finance acquisitions, repurchase shares, and pay dividends rely on our access to capital, which depends in large part on cash flow generated by our business and the availability of debt financing. The Company’s principal credit facility permits interest on certain borrowings to be calculated based on the Term Secured Overnight Financing Rate (“Term SOFR”), which exposes us to interest rate risk. See Note 19 of Notes to Consolidated Financial Statements included in Item 8 of this Report.
Interest rate increases, which were experienced during 2022 and 2023, increase our debt service obligations on the variable rate indebtedness even though the amount borrowed remains the same, which requires us to use more of our available cash to service our indebtedness. In order to manage the Company’s exposure to variable interest rate risk associated with the Company’s principal credit facility, in the first quarter of 2023, the Company entered into three year interest rate swaps to convert a portion of the Company’s variable interest rate borrowings to an average fixed rate plus an applicable margin as provided in the Company’s principal credit facility, based on the Company’s consolidated net leverage ratio. See Note 24 of Notes to Consolidated Financial Statements included in Item 8 of this Report.
Rising interest rates not only increase our cost of capital but could also have a dampening effect on overall economic activity and the financial condition of the Company's customers, either or both of which could negatively affect customer demand for the Company's products and customers' ability to repay their obligations. Rising interest rates could also cause credit market dislocations, which could have an impact on the Company’s and its customers' cost of capital.
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
Our non-U.S. operations generate significant revenues and earnings. Fluctuations in foreign currency exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of the products and services we provide in international markets where payment for our products and services is made in the local currency. Our financial results are affected by currency fluctuations, particularly between the U.S. dollar and the euro, the British pound sterling, the Brazilian real, the Mexican peso, the Chinese renminbi and the Indian rupee and the impact of those currency fluctuations on the underlying economies. During the past three years, sales by our non-U.S. subsidiaries, which use their local currencies as their functional currency, accounted for approximately 60% to 70% of our consolidated net sales. We generally do not use financial instruments that expose us to significant risk involving foreign currency transactions; however, the relative size of our non-U.S. activities has a significant impact on reported operating results and our net assets. Therefore, as exchange rates change, our results can be materially affected. Incorporated by reference is the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 4 of Notes to Consolidated Financial Statements included in Item 8 of this Report.
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
Quaker Houghton uses approximately 3,000 different raw materials, including animal fats, vegetable oils, mineral oils, oleochemicals, ethylene, solvents, surfactant agents, various chemical compounds that act as additives to our base formulations, and a wide variety of other organic and inorganic compounds, and various derivatives of the foregoing. The price of mineral oils and their derivatives can be affected by the price of crude oil and industry refining capacity. Animal fat and vegetable oil prices, as well as the prices of other raw materials, are impacted by their own specific supply and demand factors, as well as by biodiesel consumption which can also be affected by the price of crude oil. Accordingly, significant fluctuations in the prices of our raw materials in the past have had and are expected to continue to have a material impact on the cost of our raw materials. In addition, many of the raw materials we use are commodity chemicals, which have experienced significant price volatility in recent years.
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
Our manufacturing facilities are located throughout the world. While we have some redundant capabilities, if one of our facilities is forced to shut down or curtail operations because of damage or other factors, including natural disasters, labor difficulties or widespread public health crises, we may not be able to timely supply our customers. This could result in a loss of sales over an extended period or permanently. While the Company seeks to mitigate this risk through business continuity and contingency planning and other measures, the loss of production in any one region over an extended period of time could have a material adverse effect on our liquidity, financial position and results of operations. In addition, a widespread public health crisis may cause significant travel disruptions, quarantines and/or closures, which could result in disruptions to our manufacturing and production operations at our facilities, as well as those of our suppliers and customers. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.
We could be similarly adversely affected by other disruptions to our supply chain and transportation network. The Company relies heavily on railroads, ships, and over-the-road shipping methods to transport raw materials to its manufacturing facilities and to transport finished products to customers. The costs of transporting our products could be negatively affected by factors outside of our control, including shipping container shortages or global imbalances in shipping capabilities, transportation disruptions or rate increases, increased border controls or closures, extreme weather events, tariffs, rising fuel costs, armed conflicts and capacity constraints. Significant delays or increased costs affecting our supply chain could materially affect our financial condition and results of operations. Disruptions at our suppliers have recently and could in the future lead to short term or long term increases in raw material or energy costs and/or reduced availability of materials or energy, potentially affecting our financial condition and results of operations.
Risks Relating to Domestic and Foreign Taxation and Government Regulation and Oversight
Changes in tax laws could result in fluctuations in our effective tax rate and have a material effect on our liquidity, financial position and results of operations.
We pay income taxes in the U.S. and various foreign jurisdictions. Our effective tax rate is derived from a combination of local tax rates and tax attributes applicable to our operations in the various countries, states and other jurisdictions in which we operate. Our effective tax rate and respective tax liabilities could therefore be materially affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in tax rates, expiration or lapses of tax credits or incentives, changes in uncertain tax positions, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or in how they are interpreted or enforced, including matters such as transfer pricing. In addition, we are regularly under audit by tax authorities, and the final decisions of such audits could materially affect our current tax estimates and tax positions. See Note 10 and Note 25 of Notes to Consolidated Financial Statements in Item 8 of this Report for a discussion of uncertain tax positions, tax years subject to examination, and audits and inspections. Any of these factors or similar tax-related risks could cause our effective tax rate and tax-related payments, including any such payments related to tax liabilities of businesses we have acquired, to significantly differ from previous periods and current or future expectations which could have a material effect on our liquidity, financial position and results of operations.
Pending and future legal proceedings including environmental matters could have a material adverse effect on our liquidity, financial position and results of operations, as well as our reputation in the markets we serve.
The Company and its subsidiaries are routinely party to proceedings, cases, and requests for information from, and negotiations with, various claimants and federal and state agencies relating to various legal matters, including tax and environmental matters. See Note 10 and Note 25 of Notes to Consolidated Financial Statements in Item 8 of this Report, which describes uncertain tax positions and audits and inspections, as well as certain information concerning pending asbestos-related litigation against an inactive subsidiary, amounts accrued associated with certain environmental, non-capital remediation costs and other potential commitments or contingencies. An adverse result in one or more pending or ongoing matters or any potential future matter of a similar nature could materially and adversely affect our liquidity, financial position, and results of operations, as well as our reputation in the markets we serve.

Failure to comply with the complex global regulatory environment in which we operate could have an adverse impact on our reputation and/or a material adverse effect on our liquidity, financial position and results of operations.
We are subject to government regulation in all of the jurisdictions in which we conduct our business. Changes in the regulatory environments in which we operate, particularly, but not limited to, the U.S., Mexico, Brazil, China, India, Thailand, Australia, the U.K. and the EU, could lead to heightened regulatory compliance costs and scrutiny, could adversely impact our ability to continue selling certain products in the U.S. or foreign markets, and/or could otherwise increase the cost of doing business. While we seek to mitigate these risks through a variety of actions, including receiving Responsible Care Certification, ongoing employee training, and employing comprehensive environmental, health and safety programs, there is no guarantee these actions will prevent all potential regulatory compliance issues. For instance, failure to comply with the EU’s Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulations or other similar laws and regulations could result in our inability to sell certain products or we could incur fines, ongoing monitoring obligations or other future business consequences, which could have a material adverse effect on our liquidity, financial position and results of operations. In addition, the U.S. Toxic Substances Control Act (“TSCA”) requires chemicals to be assessed against a risk-based safety standard and that unreasonable risks identified during risk evaluation be eliminated. This regulation and other pending initiatives at the U.S. state level, as well as initiatives in Canada, Asia and other regions, could potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These assessments may result in heightened concerns about the chemicals involved and additional requirements being placed on their production, handling, labeling or use. These concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit their use which could lead to a decrease in demand for these products. A decrease in demand due to these issues could have an adverse impact on our business and results of operations.
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
Increased public and stakeholder awareness and concern regarding global climate change, biodiversity loss, and other environmental risks may result in more extensive international, regional and/or federal requirements or industry standards to reduce or mitigate the effects of these changes. These regulations could mandate even more restrictive regulatory or industry standards than the voluntary goals that we have established or require changes to be adopted on a more accelerated time frame. New disclosure requirements have been adopted in the EU and California and additional rule making is expected to be adopted by the SEC. There continues to be a lack of consistent legislation related to disclosure and operational matters, which creates economic and regulatory uncertainty. Though we are closely following developments in this area and changes in the regulatory landscape in the U.S. and across our other markets, we cannot predict how or when those challenges may ultimately impact our business. While certain climate change initiatives may result in new business opportunities for us in the area of alternative fuel technologies and emissions control, compliance with these initiatives may also result in additional costs to us including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations.

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
We perform reviews of goodwill and indefinite-lived intangible assets on an annual basis, or more frequently if triggering events indicate a possible impairment. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the reporting unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. If the carrying values of goodwill or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets would be considered impaired. In addition, we perform a review of a definite-lived intangible asset or other long-lived asset when changes in circumstances or events indicate a possible impairment. If any impairment or related charge is warranted, as we determined to be the case in the fourth quarter of 2022, when we recognized a $93.0 million impairment charge related to our EMEA reportable segment, then our financial position and results of operations could be materially affected. See Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this Report.
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
In addition, some U.S. state governments have enacted or are considering enacting more stringent laws and regulations protecting personal information and data. For instance, California passed the California Consumer Privacy Act of 2018, (“CCPA”), which went into effect in January 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as for private rights of action for certain data breaches that result in the loss of personal information. In addition, the California Consumer Rights Act (“CPRA”) was recently enacted to strengthen elements of the CCPA and became effective January 1, 2023. A number of other states have considered similar privacy proposals, with states like Virginia and Colorado enacting their own privacy laws. These privacy laws and the evolving regulatory environment related to personal data may impact our business activities.
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
We face pressures from certain stakeholders to prioritize and promote sustainable practices and reduce our carbon footprint. Our stakeholders may pressure us to implement ESG procedures or standards beyond those we have in place in order to continue engaging with us, to remain invested in us, or before they will make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We have adopted certain practices as highlighted in the Company’s Sustainability Report, including with respect to environmental stewardship. The Company’s Sustainability Report is published annually and is available on the Company’s corporate website at home.quakerhoughton.com/sustainability.
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
Legislation requiring disclosure related to ESG matters is increasingly being adopted by governments in various jurisdictions, including the EU and California, which requirements are expected to be applicable to us or certain of our operations and which impose varying and differing requirements. These developing requirements can significantly expand climate and other sustainability related disclosure requirements, which could require substantial time and attention of management and financial resources. Additionally, we could be subjected to negative responses by governmental actors, such as anti-ESG legislation, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We are closely monitoring these developments.
Terrorist attacks, other acts of violence or war, natural disasters, widespread public health crises or other uncommon global events may affect the markets in which we operate and our profitability which could adversely affect our liquidity, financial position and results of operations.
Terrorist attacks, other acts of armed conflicts or war, including cyber-attacks, natural disasters, widespread public health crises, or other uncommon global events, such as the current military conflicts between Russia and Ukraine and between Israel and Hamas, as well as responses to such events including sanctions, boycotts, protests or other restrictive actions by the United States and/or other countries or its residents, may negatively affect our operations. There can be no assurance that there will not be terrorist attacks against the U.S. or other locations where we do business. Also, other global events such as earthquakes, tornados, hurricanes, fires, floods, and tsunamis cannot be predicted.

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
Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, which could impact all or any locations in which the Company does business as well as the Company’s customers and suppliers. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results. To the extent that the Company’s customers and suppliers are materially and adversely impacted by a widespread outbreak of contagious disease, this could reduce the availability, or result in delays, of materials or supplies to or from the Company, which in turn could materially interrupt the Company’s business operations.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
The Company is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. Refer to the “Risk Factors” section, which appears in Item 1A of this Report for more information regarding these risks.
As of the date of this report, we are not aware of any risks from cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, individually or in the aggregate.
Governance
The Board, primarily through the Audit Committee, oversees management's approach to managing cybersecurity risks. Management provides cybersecurity updates to the Audit Committee, at least quarterly, and material cybersecurity incidents are reported to the Board.
Quaker Houghton has a dedicated Global Cyber Security team led by the Director, Global Security that is responsible for identifying, assessing, monitoring, managing and communicating the Company’s cybersecurity risks. Collectively this team has decades of dedicated cybersecurity experience with personnel experienced and certified in various disciplines, including data privacy, enterprise risk management, cloud security and ethical hacking.
The Global Cyber Security team reports to the Chief Digital Information Officer (“CDIO”), who in turn reports to the Chief Executive Officer (“CEO”). Refer to the “Information about our Executive Officers” section, which appears in Item 4(a) of this report for more information about the CDIO’s relevant professional experience and qualifications.
Risk Management and Strategy
Key cybersecurity risks are incorporated into our enterprise risk management framework. Our cybersecurity risk management program leverages the National Institute of Standards and Technology (“NIST”) framework, which organizes cybersecurity risk management actions into five categories: identify, protect, detect, respond, and recover. The Company’s cybersecurity risk management program and strategy includes the following:
•Cybersecurity Operations Centers - We, along with certain third-parties, operate several global cybersecurity operations centers, which provide 24/7 monitoring and incident response capabilities. In the event of an alert, our cybersecurity operations centers coordinates the investigation and remediation of such alerts.
•Partnerships with Cybersecurity Companies - We partner with specialized cybersecurity companies and organizations, leveraging third-party technology and expertise. These partnerships help monitor and maintain the performance and effectiveness of our cybersecurity products.

•Annual and Periodic Assessments by Third Parties - Our cyber risk management program undergoes periodic assessments by third parties and including annual penetration and disaster recovery tests.
•Policies and Training - We maintain company-wide policies and procedures concerning cybersecurity, which are reviewed and approved by appropriate management members. All employees are required to complete cybersecurity training periodically, with additional specialized trainings for certain roles. We conduct monthly phishing simulation exercises with mandatory training on failure.
•Incident Response - In case of a cybersecurity incident, we follow a documented incident response process, which outlines steps from detection to mitigation, recovery, and notification, including notifying senior leadership and the Board as appropriate based on severity.
•Third-Party Service Providers - In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. We assess third party cybersecurity controls through a cybersecurity questionnaire and include security and privacy addendums to our contracts where applicable.
Item 2. Properties.
Quaker Houghton’s corporate headquarters and a laboratory facility are located in Conshohocken, Pennsylvania, which is within the Americas’ segment. The Company’s other principal facilities in its Americas’ segment are located in Santa Fe Springs, California; Carrollton, Georgia; Aurora, Illinois; Zion, Illinois; Detroit, Michigan; Madison Heights, Michigan; Batavia, New York; Cleveland, Ohio; Dayton, Ohio; Middletown, Ohio; Strongsville, Ohio; Lewisburg, Tennessee; Waterloo, Ontario; Monterrey, N.L., Mexico; Rio de Janeiro, Brazil and Sao Paulo, Brazil. The Company’s EMEA segment has principal facilities in Uithoorn, Netherlands; Dortmund, Germany; Monheim am Rhein, Germany; Barbera, Spain; Bera, Spain; Santa Perpetua de Mogoda, Spain; Karlshamn, Sweden; Turin, Italy Coventry, U.K; and Broms Grove, U.K. The Company’s Asia/Pacific segment operates out of its principal facilities located in Chongqing, China; Qingpu, China; Shanghai, China; Songjiang, China; Dahej, India; Rayong, Thailand; Moorabbin, Australia; and Perth, Australia.
With the exception of the Conshohocken, Santa Fe Springs, Madison Heights, Lewisburg, Monheim am Rhein, Aurora, Karlshamn, Songjiang, Rayong, and Coventry sites, which are leased, the remaining principal facilities are owned by the Company and, as of December 31, 2023, were mortgage free. Quaker Houghton also leases sales, laboratory, manufacturing, and warehouse facilities in other locations.
Quaker Houghton’s principal facilities consist of various manufacturing, administrative, warehouse, and laboratory buildings. Most locations have raw material storage tanks, ranging from 1 to 155 at each location with capacities ranging from 300 to 70,000 gallons, and processing or manufacturing vessels ranging from 1 to 54 at each location with capacities ranging from 2 to 29,000 gallons.
Each of Quaker Houghton’s non-U.S. associated companies (in which it owns a 50% or less interest and has significant influence) owns or leases a plant and/or sales facilities in various locations, with the exception of Primex, Ltd.
Item 3. Legal Proceedings.
The Company is a party to proceedings, cases, and requests for information from, and negotiations with, various claimants and Federal and state agencies relating to various matters, including environmental matters. For information concerning pending certain environmental non-capital remediation costs and other legal-related matters, refer to Note 25 of Notes to Consolidated Financial Statements, included in Item 8 of this Report, which is incorporated herein by this reference. The Company is a party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flow or financial condition.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 4(a). Information about our Executive Officers.
Our executive officers as of February 29, 2024 are listed below with their respective ages, positions currently held at the Company, and principal occupation and business experience during at least the last five years. Each of the executive officers, with the exception of Jeffrey Kutz, is appointed annually to a one year term. Mr. Kutz is considered an executive officer in his capacity as principal accounting officer for purposes of this Item 4(a).

Name, Age, and Present Position with the Company	Business Experience During the Past Five Years and Period Served as an Officer

Andrew E. Tometich, 57 Chief Executive Officer and President	Mr. Tometich, who has been employed by the Company since October 2021, has served as Chief Executive Officer and President since December 2021. Prior to joining the Company, Mr. Tometich served as Executive Vice President, Hygiene, Health and Consumable Adhesives at H.B. Fuller Company from August 2019 until September 2021. Before that, Mr. Tometich was Senior Vice President, Specialty Materials Business at Corning Incorporated from September 2017 until August 2019 and President, Performance Silicones Business Unit at The Dow Chemical Company from June 2016 until February 2017 after having positions of increasing responsibility at Dow Corning Corporation and its subsidiaries from 1989 through 2016.

Joseph A. Berquist, 52 Executive Vice President, Chief Commercial Officer	Mr. Berquist, who has been employed by the Company since 1997, has served as Executive Vice President, Chief Commercial Officer since January 1, 2023. Prior to that role, he served as Executive Vice President, Chief Strategy Officer, and Managing Director, Global Specialty Businesses from September 2021 until December 2022. Additionally, he served as Interim Managing Director of EMEA from August 2022 through December 2022. Before that, he served as Senior Vice President, Global Specialty Businesses and Chief Strategy Officer from August 2019 to September 2021. Mr. Berquist served as Vice President and Managing Director – North America from April 2010 until July 2019.

Jeewat Bijlani, 47 Executive Vice President, Chief Strategy Officer	Mr. Bijlani, who has been employed by the Company since August 2019, has served as Executive Vice President, Chief Strategy Officer since January 1, 2023. Prior to that role, he served as Senior Vice President, Managing Director - Americas from August 2019 until December 2022. Prior to joining the Company, Mr. Bijlani served as President, Americas and Global Strategic Businesses of Houghton from March 2015 until July 2019.

Jeffrey L. Fleck, 53 Senior Vice President, Chief Global Supply Chain Officer	Mr. Fleck has served as Senior Vice President, Chief Global Supply Chain Officer since he joined the Company on February 27, 2023. Prior to joining the Company, Mr. Fleck served as Senior Vice President, Chief Supply Chain Officer at Georgia-Pacific Consumer Products Company. Before that, he served as Senior Vice President, Chief Supply Chain and R&D Officer at Zep, Inc. from 2010 to 2015. Mr. Fleck’s previous experience also includes various supply chain management leadership positions at The Clorox Company, American Home Products, and Cargill Incorporated.

Shane W. Hostetter, 42 Executive Vice President, Chief Financial Officer	Mr. Hostetter, who has been employed by the Company since July 2011, has served as Executive Vice President, Chief Financial Officer since March 1, 2023. In addition to his current position, he served as Chief Accounting Officer from October 2, 2023 to January 2, 2024. Mr. Hostetter previously served as Senior Vice President, Chief Financial Officer from April 2021 through February 2023. Prior to that role, he served as Vice President, Finance and Chief Accounting Officer from August 2019 until April 2021. He served as Global Controller and Principal Accounting Officer from September 2014 until July 2019.

Name, Age, and Present Position with the Company	Business Experience During the Past Five Years and Period Served as an Officer
Melissa Leneis, 41 Executive Vice President, Chief Human Resources Officer	Ms. Leneis has served as Executive Vice President, Chief Human Resources Officer since March 1, 2023. She previously served as Senior Vice President, Chief Human Resources Officer from July 2022 through February 2023. Prior to joining the Company, Ms. Leneis served as Executive Vice President and Chief Human Resources Officer at InterDigital, Inc. from October 2019 through June 2022. Prior to that role, she served in various Human Resources leadership roles at InterDigital. Prior to joining InterDigital, Ms. Leneis was responsible for leading global teams of Human Resources business partners at Johnson Controls (formerly Tyco International), from October 2012 through September 2018. Her previous experience also includes Human Resources leadership positions with MEI, Inc. (formerly Mars) and Lockheed Martin Corporation.

Anna Ransley, 46 Senior Vice President, Chief Digital Information Officer	Ms. Ransley has served as Senior Vice President, Chief Digital Information Officer since she joined the Company in July 2023. Prior to joining the Company, Ms. Ransley served as Global Chief Information Officer at Godiva Chocolatier from September 2021 through March 2023. Prior to joining Godiva, she served as Vice President, Digital and Technology and US Chief Information Officer at Heineken from January 2017 through September 2021. Previously, Ms. Ransley held various IT leadership positions at companies such as Boehringer Ingelheim, Connolly, Inc. and Hyperion/Oracle.

Dr. David Slinkman, 59 Senior Vice President, Chief Technology Officer	Dr. Slinkman has served as Senior Vice President, Chief Technology Officer since he joined the Company in August 2019. Prior to joining the Company, Dr. Slinkman served as Vice President of Technology of Houghton from March 2012 until July 2019.

Robert T. Traub, 59 Senior Vice President, General Counsel and Corporate Secretary	Mr. Traub, who has been employed by the Company since 2000, has served as Senior Vice President, General Counsel and Corporate Secretary since August 2019. He previously served as Vice President, General Counsel and Corporate Secretary from April 2015 until July 2019.

Jeffrey J. Kutz, 64 Vice President, Chief Accounting Officer	Mr. Kutz has served as the Vice President, Chief Accounting Officer since he joined the Company on January 2, 2024. Prior to joining the Company, Mr. Kutz served as Vice President, Corporate Controller & Principal Accounting Officer and Director, Technical Accounting & Reporting and Executive Director, Accounting Policy & Reporting at Air Products and Chemicals Inc. from 2012 until December 2023. He also held senior leadership roles at Exelon Corporation from 2008 to 2012, and Chatham Financial from 2001 to 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol KWR. The Board declared cash dividends that totaled $1.78 per share of outstanding common stock or $32.0 million during the year ended December 31, 2023 and $1.70 per share of outstanding common stock or $30.5 million during the year ended December 31, 2022. In February and May 2023, our Board declared quarterly cash dividends of $0.435 per share of outstanding common stock, payable to shareholders of record in April 2023 and July 2023, respectively. Subsequently, our Board declared quarterly dividends of $0.455 per share of outstanding common stock in August and November 2023, respectively, payable to shareholders of record in October 2023 and January 2024, respectively. We currently expect to continue paying comparable cash dividends on a quarterly basis in the future. Future declaration of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board, and will be based on our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board may deem relevant.
There are currently no restrictions on the Company’s ability to pay dividends. However, in the event that our net leverage ratio were to rise above 2.5x, certain restrictions would apply. Refer to the description of the Company’s primary Credit Facility in Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Report for more information about the covenants.
As of January 17, 2024, 17,992,471 shares of Quaker common stock were issued and outstanding and were held by 605 shareholders of record. Each share of common stock is entitled to one vote per share.
Reference is made to the information in Item 12 of this Report under the caption “Equity Compensation Plans,” which is incorporated herein by this reference.
The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the fourth quarter of 2023 for the period covered by this report:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share (2)	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2023	15,038	$189.09	—	$86,865,026
November 1 - November 30, 2023	30	$175.71	—	$86,865,026
December 1 - December 31, 2023	111	$207.55	—	$86,865,026
Total	15,179	$158.68	—	$86,865,026
(1)During October 2023, 14,618 shares of the Company’s common stock that had been held in an indemnification escrow account established in connection with the Combination were released to the Company in satisfaction of Combination-related indemnification receivables associated with the settlement of certain income tax audits for tax periods prior to August 1, 2019. The Company subsequently retired the shares received from escrow, which did not reduce the total number of authorized shares. The remaining of these shares were acquired from employees related to the surrender of Quaker Chemical Corporation shares in payment of the exercise price of employee stock options exercised or for the payment of taxes upon exercise of employee stock options or the vesting of restricted stock awards or units.
(2)The price paid for shares acquired from employees pursuant to employee benefit and share-based compensation plans is based on the closing price of the Company’s common stock on the date of exercise or vesting as specified by the plan pursuant to which the applicable option, restricted stock award, or restricted stock unit was granted.
(3)On May 6, 2015, the Board of the Company approved, and the Company announced, a share repurchase program, pursuant to which the Company is authorized to repurchase up to $100,000,000 of Quaker Chemical Corporation common stock (the “2015 Share Repurchase Program”), and it has no expiration date. There were no shares acquired by the Company pursuant to the 2015 Share Repurchase Program during the quarter ended December 31, 2023. On February 28, 2024, the 2015 Share Repurchase Program was terminated in connection with the Board’s approval of a new share repurchase program. See Note 22 in Notes to Consolidated Financial Statements contained in Item 8 of this Report.

Stock Performance Graph
The following graph compares the cumulative total return (assuming reinvestment of dividends) from December 31, 2018 to December 31, 2023 for (i) Quaker’s common stock, (ii) the S&P MidCap 400 Index (the “MidCap Index”), and (iii) the S&P 400 Materials Group Index (the “Materials Group Index”). The graph assumes the investment of $100 on December 31, 2018 in each of Quaker’s common stock, the stocks comprising the MidCap Index and the Materials Group Index, respectively.

Company / Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Quaker Chemical Corp.	$100.00	$93.35	$145.07	$133.00	$97.21	$125.53
S&P MidCap 400 Index	100.00	126.19	143.43	178.94	155.57	181.14
S&P 400 Materials Group Index	100.00	120.87	133.74	176.84	172.01	200.44
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
Overall, 2023 was a successful year as the Company achieved substantial earnings growth led by its value-based pricing and margin improvement initiatives while navigating through a challenging macroeconomic and geopolitical environment, which included the direct and indirect impacts of the ongoing global conflicts, raw material cost fluctuations, inflationary pressures, supply chain and logistics challenges, and foreign currency volatility. Net sales of $1,953.3 million in 2023 increased 1% compared to $1,943.6 million in 2022, primarily due to increases in selling price and product mix of approximately 7% and favorable impacts from foreign currency translation of approximately 1%, partially offset by a 7% decline in sales volumes. The increase in selling price and product mix was primarily driven by the year-over-year impact of our value-based pricing initiatives. The decline in sales volumes compared to 2022 was primarily attributable to softer end market conditions across all regions, the Company’s value-based pricing initiatives and customer order patterns, as well as impacts of the ongoing war in Ukraine in the EMEA segment, the direct and indirect impacts of the United Auto Workers (“UAW”) strike in the Americas segment, and the wind-down of the tolling agreement for products previously divested related to the Combination, partially offset by new business wins in all segments.
The Company generated net income of $112.7 million or $6.26 per diluted share in 2023, compared to a net loss of $15.9 million or $0.89 per diluted share in 2022. The Company’s reported net income in 2023 primarily reflects a recovery in gross margins compared to prior year and the impacts of certain non-recurring items during 2022. Excluding this and other non-recurring and non-core items, the Company’s current year non-GAAP net income and non-GAAP earnings per diluted share were $137.6 million and $7.65, respectively, compared to $105.3 million and $5.87, respectively, in 2022. The Company generated adjusted EBITDA of $320.4 million compared to $257.2 million in 2022, an increase of 25%. The higher year-over-year adjusted EBITDA was primarily a result of an increase in net sales and an increase in gross margins, partially offset by higher selling, general and administrative expenses (“SG&A”) as a result of year-over-year inflationary pressures and higher labor-related costs. See the Non-GAAP Measures section of this Item below.
The Company’s 2023 operating performance in each of its three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific, reflect similar drivers to that of its consolidated performance as each of the Company’s reportable segments net sales benefited from year-over-year increases in selling price and product mix, partially offset by the unfavorable impact of foreign currency translation in the Asia/Pacific segment. All geographic segments had lower sales volumes. Operating earnings increased across all segments due to higher net sales in the EMEA and Americas and an improvement in segment operating margins, driven by favorable pricing and product mix as well as operating improvements. Additional details of each segment’s operating performance are further discussed in the Company’s reportable segments review, in the Operations section of this Item 7, below.
The Company generated net operating cash flow of $279.0 million in 2023 compared to $41.8 million in 2022. The increase in net operating cash flow year-over-year reflects improved operating performance in 2023 as well as an improvement in net working capital. The key drivers of the Company’s operating cash flow and overall liquidity are further discussed in the Company’s Liquidity and Capital Resources section of this Item 7, below.
Overall, the Company delivered strong results in 2023 including an increase in net sales, an improvement in gross margins, an increase in operating cash flow. Looking ahead to 2024, while the macroeconomic environment remains uncertain, we believe the business is well positioned to continue to outpace our market growth rates by earning new business by delivering value-added solutions and services to its customers. The Company is committed to its margin improvement initiatives in 2024, while balancing customer relationships and the cost to serve with the value we provide to customers. Additionally, the Company expects to continue to make progress with its enterprise growth strategy, including investing in its long-term growth initiatives, advancing its customer intimate strategy, progressing with its sustainability program and positioning the Company to deliver continued earnings growth in 2024 and beyond.

Critical Accounting Policies and Estimates
Quaker Houghton’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer sales incentives, product returns, credit losses, inventories, property, plant and equipment (“PP&E”), investments, goodwill, intangible assets, income taxes, business combinations, and restructuring. These estimates reflect historical experience as well as our best judgment about current and/or future economic and market conditions and their effects and various other assumptions that are believed to be reasonable based on currently available information, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, actual results may differ materially from these estimates under different assumptions or conditions.
Quaker Houghton believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:
Accounts receivable and inventory exposures: The Company establishes allowances for credit losses for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As part of our terms of trade, we may custom manufacture products for certain large customers and/or may ship products on a consignment basis. Further, a significant portion of our revenue is derived from sales to customers in industries where companies have experienced past financial difficulties. If a significant customer bankruptcy occurs, then we must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. These matters may increase the Company’s exposure should a bankruptcy occur and may require a write down or a disposal of certain inventory as well as the failure to collect receivables. Reserves for customers filing for bankruptcy protection are established based on a percentage of the amount of receivables outstanding at the bankruptcy filing date. However, initially establishing this reserve and the amount thereof is dependent on the Company’s evaluation of likely proceeds to be received from the bankruptcy process, which could result in the Company recognizing minimal or no reserve at the date of bankruptcy. We generally reserve for large and/or financially distressed customers on a specific review basis, while a general reserve is maintained for other customers based on historical experience. The Company’s consolidated allowance for credit losses was $13.3 million and $13.5 million as of December 31, 2023 and 2022, respectively. The Company recorded expense to increase its provision for credit losses by $1.3 million, $4.3 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Changing the amount of expense recorded to the Company’s provisions by 10% would have increased or decreased the Company’s pre-tax earnings by $0.1 million, $0.4 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Report.
Tax exposures, uncertain tax positions and valuation allowances: The Company records expenses and liabilities for taxes based on estimates of amounts that will be determined as deductible or taxable in tax returns filed in various jurisdictions. The filed tax returns are subject to audit, which often occur several years subsequent to the date of the financial statements. Disputes or disagreements may arise during audits over the timing or validity of certain items, such as taxable income or deductions, which may not be resolved for extended periods of time. The Company also evaluates uncertain tax positions on all income tax positions taken on previously filed tax returns or expected to be taken on a future tax return in accordance with FIN 48, which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return and, also, whether the benefits of tax positions are probable or if they are more likely than not to be sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not to be sustained upon audit, the Company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, the Company does not recognize any portion of the benefit in its financial statements. In addition, the Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Also, the Company nets its liability for unrecognized tax benefits against deferred tax assets related to net operating losses or other tax credit carryforward on the basis that the uncertain tax position is settled for the presumed amount at the balance sheet date.
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

Pursuant to the Tax Cuts and Jobs Act (“U.S. Tax Reform”), the Company recorded a $15.5 million transition tax liability for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries. As of December 31, 2023, $8.5 million in installments have been paid with the remaining $7.0 million to be paid through installments in future years. However, the Company may also be subject to other taxes, such as withholding taxes and dividend distribution taxes, if certain undistributed earnings are ultimately remitted to the U.S. As of December 31, 2023, the Company has a deferred tax liability of $8.2 million, which primarily represents the estimate of the non-U.S. taxes the Company will incur to remit certain previously taxed earnings to the U.S. It is the Company’s current intention to reinvest its future undistributed earnings of non-U.S. subsidiaries to support working capital needs and certain other growth initiatives outside of the U.S. The amount of such undistributed earnings at December 31, 2023 was approximately $379.2 million. Any tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits (subject to certain limitations). It is currently impractical to estimate any such incremental tax expense. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report.
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
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. Goodwill and intangible assets that have indefinite lives are not amortized and are required to be assessed at least annually for impairment. The Company completes its annual goodwill and indefinite-lived intangible asset impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment. The Company’s consolidated goodwill at December 31, 2023 and 2022 was $512.5 million and $515.0 million, respectively. The Company has four indefinite-lived intangible assets totaling $193.2 million as of December 31, 2023, including $192.1 million of indefinite-lived intangible assets for trademarks and tradename associated with the Combination. Comparatively, the Company had four indefinite-lived intangible assets for trademarks and tradename totaling $189.1 million as of December 31, 2022.
During the fourth quarter of 2022, the Company recorded a non-cash impairment charge of $93.0 million to write down the carrying value of the EMEA reporting unit Goodwill to its estimated fair values. In connection with the Company’s reorganization and the associated change in reportable segments and reporting units during the first quarter of 2023, the Company performed the required impairment assessments directly before and immediately after the change in reporting units and concluded that it was not more likely than not that the fair values of any of the Company’s previous or new reporting units were less than their respective carrying amounts. Additionally, the Company completed its annual impairment assessment as of October 1, 2023 and concluded no impairment existed.
In completing the annual impairment assessment, the Company used a WACC assumption of approximately 12.0% and holding all other assumptions constant, the WACC would have to increase by approximately 3.0 percentage points before the Company’s EMEA reporting unit’s remaining goodwill would be fully impaired. In addition, holding EBITDA margins and all other assumptions constant, the Company’s compound annual revenue growth rate during the entire projection period would need to decline by approximately 4.0 percentage points before the Company’s EMEA reporting unit’s remaining goodwill would be fully impaired. Similarly, holding revenue growth rates and all other assumptions constant, the Company’s average EBITDA margins throughout the discreet projection period would need to decline by approximately 7.3 percentage points before the Company’s EMEA reporting unit’s remaining goodwill would be fully impaired.
The Company continually evaluates financial performance, economic conditions and other recent developments in assessing if a triggering event indicates that the carrying values of goodwill, indefinite-lived, or long-lived assets might be impaired. Notwithstanding the results of the Company’s impairment assessments during 2023, if the Company is unable to maintain the actions aimed at improving the financial performance of the EMEA reporting unit, or interest rates continue to rise, which leads to an increase in the cost of capital, then these conditions could result in a triggering event for the EMEA reporting unit. This assessment could result in an impairment of the EMEA reporting unit’s remaining goodwill, indefinite-lived intangible assets, or long-lived assets. See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report.
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
Liquidity and Capital Resources
At December 31, 2023, the Company had cash and cash equivalents of $194.5 million. Total cash and cash equivalents was $181.0 million at December 31, 2022. The $13.5 million increase in cash and cash equivalents was the net result of $279.0 million of cash provided by operating activities and approximately $0.7 million of favorable impacts due to the effect of foreign currency translation on cash, largely offset by $238.6 million of cash used in financing activities and $27.6 million of cash used in investing activities.
Net cash flows provided by operating activities were $279.0 million in 2023 compared to $41.8 million in 2022. The increase in net operating cash flow year-over-year reflects higher year-over-year operating performance as well as a cash inflow from working capital, notably reductions in accounts receivable and inventory, in the current year, demonstrating the Company’s ongoing focus on cash conversion. Comparatively, during 2022, operating cash flow was negatively impacted by a significant working capital investment due to inflationary impacts on inventory and related pricing impacts on accounts receivable.
Net cash flows used in investing activities were $27.6 million in 2023 compared to $40.2 million in 2022. This $12.6 million decrease in cash outflows used in investing activities is the result of higher current year proceeds from asset dispositions and higher acquisition-related payments in the prior year, partially offset by higher capital expenditures in the current year.
Net cash flows used in financing activities were $238.6 million in 2023 compared to net cash flows provided by financing activities of $24.7 million in 2022. The $263.3 million increase in net cash outflows from financing activities was primarily related to net repayments of borrowings in the current year, primarily under the Company’s Credit Facility, described further below, as compared to net borrowings in 2022, which included the impact of new borrowings, net of repayments of old borrowings and debt issuance costs, related to the June 2022 credit facility amendment. In addition, the Company paid $31.7 million of cash dividends to shareholders during 2023, a $1.5 million, or 5.1%, increase compared to the prior year.
During June 2022, the Company, and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. Dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into an amendment to its primary credit facility (the “Credit Facility”). The Credit Facility established (A) a new $150.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”), (B) a new $600.0 million senior secured term loan (the “U.S. Term Loan”), and (C) a new $500.0 million senior secured revolving credit facility (the “Revolver”), each maturing in June 2027. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed the greater of $300.0 million or 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase.
As of December 31, 2023, the Company had Credit Facility borrowings outstanding of $744.5 million. The Company had unused capacity under the Revolver of approximately $465.7 million, which is net of bank letters of credit of approximately $3.4 million, as of December 31, 2023. The Company’s other debt obligations are primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $11.1 million as of December 31, 2023. Total unused capacity under these arrangements as of December 31, 2023 was approximately $35 million. The Company’s total net debt as of December 31, 2023 was $561.1 million, which consists of total borrowings of $755.6 million less cash and cash equivalents of $194.5 million. The Credit Facility contains affirmative and negative covenants, financial covenants and events of default. Financial covenants contained in the Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. As of December 31, 2023, the Company was in compliance with all of the Credit Facility covenants. Refer to the description of the Company’s primary Credit Facility in Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Report for more information about the covenants and events of default.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the twelve months ended December 31, 2023 was approximately 6.2%. As of December 31, 2023, the weighted interest rate on the outstanding borrowings under the Credit Facility was approximately 6.3%. As part of the Credit Facility, the Company is required to pay a commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $465.7 million, which is net of bank letters of credit of approximately $3.4 million, as of December 31, 2023.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as SOFR, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of December 31, 2023, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.3%. See Note 24 of Notes to Consolidated Financial Statements in Item 8 of this Report.

In connection with executing the original credit facility in 2019 (“Original Credit Facility”) and the amended Credit Facility during the second quarter of 2022, the Company capitalized certain third-party and creditor debt issuance costs. Costs attributed to the Euro Term Loan and U.S. Term Loan were recorded as a direct reduction of Long-term debt on the Consolidated Balance Sheet. These capitalized costs, as well as the previously capitalized costs that were not written off will collectively be amortized into Interest expense over the five year term of the Credit Facility. As of December 31, 2023, the Company had $1.5 million of debt issuance costs recorded as a reduction of Long-term debt on the Consolidated Balance Sheet and $3.3 million of debt issuance costs recorded within Other assets on the Consolidated Balance Sheet. Comparatively, as of December 31, 2022, the Company had $2.0 million of debt issuance costs recorded as an offset of Long-term debt on the Consolidated Balance Sheet and $4.3 million of debt issuance costs recorded within Other assets on the Consolidated Balance Sheet.
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain assets and/or liabilities denominated in certain foreign currencies. During the year ended December 31, 2023, the Company entered into and settled forward contracts resulting in cash proceeds of $2.1 million. See Note 24 of Notes to Consolidated Financial Statements in Item 8 of this Report.
The Company had no Combination, integration and other acquisition-related expenses during 2023, except for $0.5 million in other income related to changes for an indemnification asset related to the Combination. Comparatively, in 2022, the Company incurred $11.0 million of total Combination, integration and other acquisition-related expenses, which includes $2.4 million of other expense related to an indemnification asset partially offset by a $0.2 million gain on the sale of certain held-for-sale real property assets.
The Company incurred $4.7 million of strategic planning expenses for the year ended December 31, 2023 as compared to $14.4 million for the year ended December 31, 2022. The Company expects to incur minimal additional operating costs and associated cash flows related to strategic planning expenses through the beginning of 2024.
Quaker Houghton’s management approved, and the Company initiated, a global restructuring plan (the “QH Program”) in 2019 as part of its planned cost synergies associated with the Combination. The QH Program included restructuring and associated severance costs to reduce total headcount by approximately 400 people globally and plans for the closure of certain manufacturing and non-manufacturing facilities. The Company had substantially completed all of the initiatives under the QH Program in 2022 with an immaterial amount of remaining severance paid in 2023.
In the fourth quarter of 2022, the Company’s management initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. The exact timing to complete all actions and final costs associated will depend on a number of factors and are subject to change. The Company expects additional headcount reductions and restructuring costs may be incurred in the future. The Company expects to generate full annualized run-rate cost savings from the global cost and optimization program of approximately $20 million by the end of 2024. The Company expects total cash costs of this program to be approximately 1 to 1.5 times annualized savings. The Company recognized $7.6 million, $3.2 million and $1.4 million of restructuring and related charges for the years ended December 31, 2023, 2022 and 2021, respectively, as a result of these programs. The Company made cash payments related to the settlement of restructuring liabilities for these programs of $9.8 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively. The Company has remaining restructuring accruals, as of December 31, 2023, for this program of $3.4 million, which the Company expects to settle over the next twelve months. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Report.
As of December 31, 2023, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $19.7 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $5.6 million as a result of offsetting benefits in other tax jurisdictions. During 2021, the Company recorded $13.1 million of non-income tax credits for certain of its Brazilian subsidiaries. The Company utilized these credits to offset certain Brazilian federal tax payments during 2022. See Note 25 of Notes to Consolidated Financial Statements in Item 8 of this Report.
During 2021, two of the Company’s locations suffered property damage as a result of flooding and electrical fire, respectively. The Company maintains property insurance for all of its locations globally. The Company, its insurance adjuster, and insurance carrier actively managed the remediation and restoration activities associated with each of these events and have settled on both claims. In total, the Company received payments from its insurers of $7.2 million, after an aggregate deductible of $2.0 million. The Company and its insurance carrier continue to review the impact of the electrical fire on the production facility’s operations as it relates to a potential business interruption insurance claim; however, as of the date of this Report, the Company cannot reasonably estimate any probable amount of business interruption insurance claim recoverable. Therefore, the Company has not recorded a gain contingency for a possible business interruption insurance claim as of December 31, 2023. See Note 25 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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
On February 28, 2024, the Board approved a new share repurchase program (“2024 Share Repurchase Program”), authorizing the Company to repurchase up to an aggregate of $150 million of the Company’s outstanding common stock. The 2024 Share Repurchase Program is effective immediately and has no expiration date. In connection with the 2024 Share Repurchase Program, the Company’s previous share repurchase program (“2015 Share Repurchase Program”), which was approved by the Board in 2015 and had no expiration date, was terminated. See further information in Note 22 of Notes to Consolidated Financial Statements in Item 8 of this Report.
The following table summarizes the Company’s contractual obligations as of December 31, 2023, and the effect such obligations are expected to have on its liquidity and cash flows in future periods. Pension and postretirement plan contributions beyond 2023 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. The timing of payments related to other long-term liabilities which consists primarily of deferred compensation agreements and environmental reserves, also cannot be readily determined due to their uncertainty. Interest obligations on the Company’s long-term debt and capital leases assume the current debt levels will be outstanding for the entire respective period and apply the interest rates in effect as of December 31, 2023.

	Payments due by period
(dollars in thousand)							2029 and Beyond
Contractual Obligations	Total	2024	2025	2026	2027	2028
Long-term debt (See Note 19 of Notes to Consolidated Financial Statements)	$755,046	$23,250	$36,955	$36,914	$647,899	$10,028	$—
Interest obligations (See Note 19 of Notes to Consolidated Financial Statements)	155,556	46,855	44,948	42,601	20,977	175	—
Capital lease obligations (See Note 6 of Notes to Consolidated Financial Statements)	1,032	256	29	229	259	15	244
Operating leases (See Note 6 of Notes to Consolidated Financial Statements)	39,694	13,130	9,027	6,840	3,543	1,909	5,245
Purchase obligations	1,285,259	1,282,910	783	783	783	—	—
Income taxes payable (See Note 10 and Note 21 of Notes to Consolidated Financial Statements)	8,849	4,023	4,697	129	—	—	—
Pension and other postretirement plan contributions (See Note 20 of Notes to Consolidated Financial Statements)	14,070	14,070	—	—	—	—	—
Other long-term liabilities (See Note 21 of Notes to Consolidated Financial Statements)	7,480	—	—	—	—	—	7,480
Total contractual cash obligations	$2,266,986	$1,384,494	$96,439	$87,496	$673,461	$12,127	$12,969

Non-GAAP Measures
The information in this Form 10-K filing includes non-GAAP (unaudited) financial information that includes EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP earnings per diluted share. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they enhance a reader’s understanding of the financial performance of the Company, are indicative of future operating performance of the Company, and facilitate a comparison among fiscal periods, as the non-GAAP financial measures exclude items that are not indicative of future operating performance or not considered core to the Company’s operations. Non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP. In addition, our definitions of EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP earnings per share as discussed and reconciled below to the more comparable GAAP measures, may not be comparable to similarly named measures reported by other companies.
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
Certain of the prior period non-GAAP financial measures presented in the following tables have been adjusted to conform with current period presentation. The following tables reconcile the Company’s non-GAAP financial measures (unaudited) to their most directly comparable GAAP financial measures (dollars in thousands, unless otherwise noted, except per share amounts):

Non-GAAP Operating Income and Margin Reconciliations	For the years ended December 31,
	2023	2022	2021
Operating income	$214,495	$52,304	$150,466
Combination, integration and other acquisition-related (credits) expenses (a)	—	8,812	25,412
Restructuring and related charges, net (b)	7,588	3,163	1,433
Strategic planning expenses (c)	4,704	14,446	—
Russia-Ukraine conflict related expenses (j)	—	2,487	—
Facility remediation (recovery) costs, net (d)	—	—	1,509
Impairment charges (e)	—	93,000	—
Other charges (i)	987	3,679	3,805
Non-GAAP operating income	$227,774	$177,891	$182,625
Non-GAAP operating margin (%) (o)	11.7%	9.2%	10.4%

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Net Income Reconciliations	For the years ended December 31,
	2023	2022	2021
Net income (loss) attributable to Quaker Chemical Corporation	$112,748	$(15,931)	$121,369
Depreciation and amortization (a)(m)	83,020	81,514	87,728
Interest expense, net	50,699	32,579	22,326
Taxes on income (loss) before equity in net income of associated companies	55,585	24,925	34,939
EBITDA	302,052	123,087	266,362
Equity (income) loss in a captive insurance company (f)	(2,090)	1,427	(4,993)
Combination, integration and other acquisition-related (credits) expenses (a)	(475)	10,990	18,718
Restructuring and related charges, net (b)	7,588	3,163	1,433
Strategic planning expenses (c)	4,704	14,446	—
Facility remediation (recovery) costs, net (d)	(2,141)	(1,804)	2,066
Impairment charges (e)	—	93,000	—
Currency conversion impacts of hyper-inflationary economies (g)	7,849	1,617	564
Brazilian non-income tax credits (h)	—	—	(13,087)
Russia-Ukraine conflict related expenses (j)	—	2,487	—
Loss on extinguishment of debt (k)	—	6,763	—
Other charges (i)	2,892	1,974	3,046
Adjusted EBITDA	$320,379	$257,150	$274,109
Adjusted EBITDA margin (%) (o)	16.4%	13.2%	15.6%

Adjusted EBITDA	$320,379	$257,150	$274,109
Less: Depreciation and amortization - adjusted (a)	83,020	81,514	87,002
Less: Interest expense, net	50,699	32,579	22,326
Less: Taxes on income (loss) before equity in net income of associated companies - adjusted (l)(n)	49,017	37,737	41,976
Non-GAAP net income	$137,643	$105,320	$122,805

Non-GAAP Earnings per Diluted Share Reconciliations	For the years ending December 31,
	2023	2022	2021
GAAP earnings (loss) per diluted share attributable to Quaker Chemical Corporation common shareholders	$6.26	$(0.89)	$6.77
Equity (income) loss in a captive insurance company per diluted share (f)	(0.12)	0.08	(0.28)
Combination, integration and other acquisition-related (credits) expenses per diluted share (a)	(0.03)	0.49	0.82
Restructuring and related charges, net per diluted share (b)	0.32	0.13	0.07
Strategic planning expenses per diluted share (c)	0.21	0.63	—
Facility remediation (recovery) costs, net per diluted share (d)	(0.09)	(0.08)	0.09
Impairment charges per diluted share (e)	—	5.19	—
Currency conversion impacts of hyper-inflationary economies per diluted share (g)	0.44	0.09	0.03
Brazilian non-income tax credits per diluted share (h)	—	—	(0.46)
Russia-Ukraine conflict related expenses per diluted share (j)	—	0.12	—
Loss on extinguishment of debt per diluted share (k)	—	0.29	—
Other charges per diluted share (i)	0.12	0.08	0.13
Impact of certain discrete tax items per diluted share (l)	0.54	(0.26)	(0.32)
Non-GAAP earnings per diluted share (p)	$7.65	$5.87	$6.85
(a)Combination, integration and other acquisition-related (credits) expenses include certain legal, financial, and other advisory and consultant costs incurred in connection with the Combination integration activities including internal control readiness and remediation. These amounts also include expense associated with the Company's other recent acquisitions, including certain legal, financial, and other advisory and consultant costs incurred in connection with due diligence as well as costs associated with selling inventory from acquired businesses which was adjusted to fair value as part of purchase accounting. These costs are not indicative of the future operating performance of the Company. Approximately $0.2 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively, of these pre-tax costs were considered non-deductible for the purpose of determining the Company’s effective tax rate, and, therefore, taxes on income before equity in net income of associated companies - adjusted reflects the impact of these items. During 2021, the Company recorded $0.7 million of accelerated depreciation related to certain of the Company’s facilities, which is included in the caption “Combination, integration and other acquisition-related (credits) expenses” in the reconciliation of operating income to non-GAAP operating income and included in the caption “Depreciation and amortization” in the reconciliation of net income attributable to the Company to EBITDA, but excluded from the caption “Depreciation and amortization – adjusted” in the reconciliation of adjusted EBITDA to non-GAAP net income attributable to the Company. During 2023, 2022 and 2021, the Company recorded $0.5 million of other income, $2.4 million of other expense and $0.6 million of other income, respectively, related to an indemnification asset. During 2021, the Company recorded $0.8 million related to the sale of inventory from acquired businesses which was adjusted to fair value. During 2022 and 2021, the Company recorded a gain of $0.2 million and $5.4 million, respectively, on the sale of certain held-for-sale real property assets related to the Combination. Each of these items are included in the caption “Combination, integration and other acquisition-related (credits) expenses” in the reconciliation of GAAP earnings per diluted share attributable to Quaker Chemical Corporation common shareholders to Non-GAAP earnings per diluted share as well as the reconciliation of Net Income attributable to Quaker Chemical Corporation to Adjusted EBITDA and Non-GAAP net income. See Notes 2, 9 and 10 of Notes to Consolidated Financial Statements, which appear in Item 8 of this Report.
(b)Restructuring and related charges, net represent the costs incurred by the Company associated with the Company’s restructuring programs. These costs are not indicative of the future operating performance of the Company. During 2023, 2022 and 2021, the Company recorded restructuring and related charges of $7.6 million, $3.2 million and $1.4 million, respectively. See Note 7 of Notes to Consolidated Financial Statements, which appear in Item 8 of this Report.
(c)Strategic planning expenses include certain consultant and advisory expenses for the Company's long-term strategic planning, as well as process optimization and the next phase of the Company's long-term integration to further optimize its footprint, processes and other functions. These costs are not indicative of the future operating performance of the Company.
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

(f)Equity income (loss) in a captive insurance company represents the after-tax income attributable to the Company’s interest in Primex, Ltd. (“Primex”), a captive insurance company. The Company holds a 32% investment in and has significant influence over Primex, and therefore accounts for this investment under the equity method of accounting. The income attributable to Primex is not indicative of the future operating performance of the Company and is not considered core to the Company’s operations. See Note 16 of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report.
(g)Currency conversion impacts of hyper-inflationary economies represents the foreign currency remeasurement impacts associated with the Company’s affiliates whose local economies are designated as hyper-inflationary under U.S. GAAP. During the years ended December 31, 2023, 2022 and 2021, the Company incurred non-deductible, pre-tax charges related to the Company’s Argentina and Türkiye affiliates. The charges incurred related to the immediate recognition of foreign currency remeasurement in the Consolidated Statements of Income associated with these entities are not indicative of the future operating performance of the Company See Note 1 of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report.
(h)Brazilian non-income tax credits represent indirect tax credits related to certain of the Company’s Brazilian subsidiaries prevailing in a legal claim as well as the Brazil Supreme Court ruling on these non -income tax matters. The non-income tax credit is non-recurring and not indicative of the future operating performance of the Company. See Note 25 of Note to Consolidated Financial Statements, which appears in Item 8 of this Report.
(i)Other charges include executive transition costs, pension and postretirement benefit costs (income), non-service components and charges incurred by an inactive subsidiary of the Company as a result of the termination of restrictions on insurance settlement reserves. These expenses are not indicative of the future operating performance of the Company. See Notes 1, 12 and 20 of Notes to Consolidated Financial Statements, which appear in Item 8 of this Report.
(j)Russia-Ukraine conflict related expenses represent the direct costs associated with the Company's exit of operations in Russia during 2022, primarily employee separation benefits, as well as costs associated with establishing specific reserves or changes to existing reserves for trade accounts receivable within the Company's EMEA reportable segment due to the economic instability associated with certain customer accounts receivables which have been directly impacted by the current economic conflict between Russia and Ukraine or the Company's decision to end operations in Russia. These expenses are not indicative of the future operating performance of the Company. See Note 12 of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report.
(k)In connection with executing the Credit Facility, the Company recorded a loss on extinguishment of debt of approximately $6.8 million which includes the write-off of certain previously unamortized deferred financing costs as well as a portion of the third-party and creditor debt issuance costs incurred to execute the Credit Facility. These expenses are not indicative of the future operating performance of the Company. See Note 19 of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report.
(l)The impacts of certain discrete tax items include certain impacts of tax law changes, valuation allowance adjustments, uncertain tax positions and prior year true-ups, and the impact on certain intercompany asset transfers. For 2023 the impacts also include $6.7 million of withholding taxes for the repatriation of non-U.S. earnings. The Company does not believe these items are core or indicative of future performance and has adjusted them as a Non-GAAP measure. See Note 10 of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report.
(m)Depreciation and amortization includes $1.0 million for both of the years ended December 31, 2023 and 2022, respectively, and $1.2 million for the year ended December 31, 2021, of amortization expense recorded within equity in net income of associated companies in the Company’s Consolidated Statements of Operations, which is attributable to the amortization of the fair value step up for the Company’s 50% interest Korea Houghton Corporation as a result of required purchase accounting.
(n)Taxes on income before equity in net income of associated companies – adjusted presents the impact of any current and deferred income tax expense (benefit), as applicable, of the reconciling items presented in the reconciliation of net income attributable to Quaker Chemical Corporation to adjusted EBITDA and was determined utilizing the applicable rates in the taxing jurisdictions in which these adjustments occurred, subject to deductibility.
(o)The Company calculates adjusted EBITDA margin and non-GAAP operating margin as the percentage of adjusted EBITDA and non-GAAP operating income to consolidated net sales.
(p)The Company calculates non-GAAP earnings per diluted share as non-GAAP net income attributable to the Company per weighted average diluted shares outstanding using the “two-class share method” to calculate such in each given period.
Off-Balance Sheet Arrangements
The Company had approximately $5 million of bank letters of credit and guarantees as of December 31, 2023. The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources. See Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Operations
Consolidated Operations Review – Comparison of 2023 with 2022
Net sales were a record $1,953.3 million in 2023 compared to $1,943.6 million in 2022. The increase in net sales of approximately $9.7 million or 1% year-over-year was primarily due to an increase in selling price and product mix of 7% and approximately 1% favorable impact of foreign currency translations, partially offset by a decline in sales volumes of approximately 7%. The increase in selling price and product mix was primarily driven by year-over-year impact of our value-based pricing initiatives. The decline in sales volumes was primarily attributable to softer end market conditions across all regions, including the direct and indirect impacts of the UAW strike, the Company’s value-based pricing initiatives and customer order patterns, as well as the impacts of the ongoing war in Ukraine in the EMEA segment, and the wind-down of the tolling agreement for products previously divested related to the Combination, partially offset by new business wins in all segments, as mentioned above.
COGS were $1,247.7 million in 2023 compared to $1,330.9 million in 2022. The decrease in COGS of 6% reflects lower spend on the decline in current year sales volumes, which more than offset higher costs due to inflationary pressures in the Company’s global raw material, manufacturing and supply chain and logistics costs compared to the prior year.
Gross profit in 2023 of $705.6 million increased $93.0 million or approximately 15% from 2022. The Company’s reported gross margin in 2023 was 36.1% compared to 31.5% in 2022. The Company’s current year improvement in gross margin was primarily driven by the year-over-year impact of our value-based pricing and margin improvement initiatives.
SG&A in 2023 increased $28.2 million compared to 2022 driven by higher labor-related costs including year-over-year inflationary increases and higher levels of incentive compensation on improved Company performance, partially offset by lower SG&A due to foreign currency translation compared to the prior year.
During 2022, the Company incurred $8.8 million of Combination, integration and other acquisition-related expenses. See the Non-GAAP Measures section of this Item, above. There were no similar costs incurred during 2023.
The Company incurred Restructuring and related charges of $7.6 million and $3.2 million during 2023 and 2022, respectively, related to the Company’s previous and current restructuring programs. See the Non-GAAP Measures section of this Item, above.
In 2022, the Company recorded a $93.0 million non-cash impairment charge to write down the value of goodwill associated with the Company’s EMEA reportable segment. This non-cash impairment charge was the result of the Company’s trigger based fourth quarter of 2022 impairment assessment. There were no similar impairment charges in 2023. See the Critical Accounting Policies and Estimates section as well as the Non-GAAP Measures section, of this Item, above.
Operating income in 2023 was $214.5 million compared to $52.3 million in 2022. Excluding the non-cash impairment charge, as well as other non-core items that are not indicative of future operating performance, the Company’s current year non-GAAP operating income was $227.8 million compared to $177.9 million in the prior year. The increase in non-GAAP operating income was primarily due to higher gross profit partially offset by higher SG&A, as described above.
The Company had Other expense of $10.7 million in 2023 compared to $12.6 million in 2022. The 2023 and 2022 results include $2.1 million and $1.8 million, respectively of facility remediation recoveries, while prior year’s Other expense also includes $6.8 million of loss on extinguishment of debt related to the Company’s refinancing the Original Credit Facility and $2.4 million of expense related to an indemnification asset. Also, there were higher foreign currency transaction losses in 2023 compared to 2022.
Interest expense, net, increased $18.1 million compared to 2022, primarily driven by increases in the average borrowings outstanding coupled with an increase in interest rates year-over-year as the weighted average interest rate incurred on borrowings under the Company’s primary credit facility was approximately 6.2% during 2023 compared to approximately 3.0% during 2022.
The Company’s effective tax rates for 2023 and 2022 were an expense of 36.3% and 350.2%, respectively. The Company’s current year effective tax rate was primarily impacted by changes to the valuation allowance for and the usage of certain foreign tax credits, withholding taxes and deferred taxes on unremitted earnings, and the impact of the mix of pre-tax earnings. The Company’s 2022 effective tax rate was driven by the non-cash impairment charge, the impact of pre-tax earnings and the mix of such earnings, foreign tax inclusions and withholding taxes, partially offset by a reduction in reserves for uncertain tax positions and changes in the valuation allowance for foreign tax credits. Excluding the impact of all non-core items in each year, described in the Non-GAAP Measures section of this Item, above, the Company estimates that the 2023 and 2022 effective tax rates would have been approximately 28% and 27%, respectively. The higher estimated current year effective tax rate was primarily driven by pre-tax earnings and the mix of such earnings. In 2023, the Company recognized $6.7 million of withholding taxes for the repatriation of non-U.S. earnings that the Company does not believe is core or indicative of future performance and has adjusted these withholding taxes as a Non-GAAP measure. The Company may experience continued volatility in its effective tax rates due to several factors, including the timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of variables, including forecasted earnings, which may vary.

Equity in net income of associated companies increased $13.4 million in 2023 compared to 2022, primarily due to higher current year income from the Company’s interest in a captive insurance company (see the Non-GAAP Measures section of this Item, above) due to higher market performance on equity investments and from the Company’s 50% interest in a joint venture in Korea due to overall market improvement.
Net income attributable to noncontrolling interest was approximately $0.1 million for both 2023 and 2022.
Foreign exchange negatively impacted the Company’s yearly results by approximately 1% driven by the impact from foreign currency translation on earnings as well as higher foreign exchange transaction losses in the current year as compared to the prior year.
Consolidated Operations Review – Comparison of 2022 with 2021
Net sales were a record $1,943.6 million in 2022 compared to $1,761.2 million in 2021. The increase in net sales of approximately $182.4 million or 10% year-over-year was primarily due to an increase in selling price and product mix of approximately 22% and additional net sales from acquisitions of 1%, partially offset by a decline in sales volumes of approximately 7% and the unfavorable impact from foreign currency translation of approximately 6%. The increase in selling price and product mix was primarily driven by price increases implemented to offset the significant increases in raw material and other input costs that began during 2021 and continued throughout 2022. The decline in sales volumes was primarily attributable to softer end market demand, particularly in the EMEA and Asia/Pacific segments, the wind-down of the tolling agreement for products previously divested related to the Combination and the impact of the ongoing war in Ukraine, partially offset by net new business wins, including the impact of the Company’s ongoing value-based pricing initiatives. The impact from foreign currency translation is primarily the result of the year-over-year strengthening of the U.S. Dollar compared to major world currencies including the Euro and the Chinese renminbi.
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
In 2022, the Company recorded a $93.0 million non-cash impairment charge to write down the value of goodwill associated with the Company’s EMEA reportable segment. This non-cash impairment charge is the result of the Company’s trigger based fourth quarter of 2022 impairment assessment. There were no similar impairment charges in 2021. See the Critical Accounting Policies and Estimates section as well as the Non-GAAP Measures section, of this Item, above.
Operating income in 2022 was $52.3 million compared to $150.5 million in 2021. Excluding the non-cash impairment charge, as well as other non-core items that are not indicative of future operating performance, the Company’s current year non-GAAP operating income was $177.9 million compared to $182.6 million in the prior year. The decline in non-GAAP operating income was primarily due to higher SG&A, as described above.
Other expense in 2022 includes $6.8 million of loss on extinguishment of debt related to the Company’s refinancing the Original Credit Facility, partially offset by $1.8 million of facility remediation insurance recoveries and $2.4 million of income related to an indemnification asset. Other income in 2021 includes $13.1 million of non-income tax credits recorded by the Company’s Brazilian subsidiaries as well as a $4.8 million gain on the sale of certain held-for-sale real property assets. See the Non-GAAP Measures section of this Item, above. In addition, foreign exchange losses, net, were higher in 2022 as compared to 2021.
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

The Company’s effective tax rates for 2022 and 2021 were an expense of 350.2% and an expense of 23.8%, respectively. The Company’s current year effective tax rate was largely driven by the non-cash impairment charge described above and to a lesser extent a decline in profits, earnings mix, foreign tax inclusions and withholding taxes, partially offset by a reduction in reserves for uncertain tax positions and changes in the valuation allowance for foreign tax credits. The Company’s 2021 effective tax rate was driven by a higher level of pre-tax earnings and mix of earnings, as well as deferred taxes on unremitted earnings. In addition, the rate was impacted by certain one-time charges and benefits related to an intercompany intangible asset transfer and related royalty income recognition offset by changes in the valuation allowance for foreign tax credits. Excluding the impact of all non-core items in each year, described in the Non-GAAP Measures section of this Item, above, the Company estimates that the 2022 and 2021 effective tax rates would have been approximately 27% and 26%, respectively. The higher estimated current year tax rate was primarily driven by a lower level of pre-tax earnings and the impact of changes in mix of earnings. The Company may experience continued volatility in its effective tax rates due to several factors, including the timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, the treatment of certain acquisition-related costs and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of variables, including forecasted earnings, which may vary.
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
Reportable Segments Review - Comparison of 2023 with 2022
The Company’s reportable segments reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker of the Company assesses its performance. During the first quarter of 2023, the Company reorganized its executive management team to align with its new business structure. The Company’s new structure includes three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific.
The three segments are comprised of the assets and operations in each respective region, including assets and operations formerly included in the Global Specialty Businesses segment. Prior to the Company’s reorganization, the Company’s historical reportable segments were: (i) Americas; (ii) EMEA; (iii) Asia/Pacific; and (iv) Global Specialty Businesses. Prior period information has been recast to reflect the Company’s new reportable segments. However, the Company did not recast the carrying amount of goodwill for the years ended December 31, 2022 and 2021. See Notes 1, 4, 5, and 15 of Notes to Consolidated Financial Statements in Item 8 of this Report.
Segment operating earnings for the Company’s reportable segments are comprised of net sales less COGS and SG&A directly related to the respective segment’s sales of products and services. Operating expenses not directly attributable to the net sales of each respective segment, such as certain corporate and administrative costs, Combination, integration and other acquisition-related expenses and Restructuring and related charges, are not included in segment operating earnings. Other items not specifically identified with the Company’s reportable segments include interest expense, net, and other income (expense), net.
Americas
Americas represented approximately 50% of the Company’s consolidated net sales in 2023. The segment’s net sales were $977.1 million, an increase of $30.6 million or 3% compared to 2022. The increase in net sales was due to higher selling price and product mix of 8% and favorable foreign currency impacts of 1%, partially offset by a decrease in sales volumes of approximately 6%. The decline in sales volumes was primarily driven by softer market conditions, customer order patterns, the direct and indirect impacts of the UAW strike, and the Company’s value-based pricing initiatives, partially offset by new business wins. The increase in selling price and product mix was primarily driven by value-based price increases implemented to offset the significant increases in raw material, manufacturing and other input costs. The favorable foreign exchange impact was primarily due to the weakening of the U.S. dollar against the Mexican peso. This segment’s operating earnings were $266.0 million, an increase of $42.4 million or 19% compared to 2022 primarily driven by an increase in net sales and an improvement in segment operating margins driven by the Company’s ongoing margin improvement initiatives.

EMEA
EMEA represented approximately 29% of the Company’s consolidated net sales in 2023. The segment’s net sales were $571.3 million, an increase of $8.8 million or 2% compared to 2022. The increase in net sales was a result of a 9% increase in selling price and a favorable impact from foreign currency translation of 2%, which was partially offset by a decrease in sales volumes of approximately 9%. The increase in selling price and product mix was primarily driven by value-based price increases implemented to offset the significant increases in raw material, manufacturing and other input costs. The favorable foreign currency translation impact was primarily due to the weakening of the U.S. dollar against the Euro. The decrease in sales volumes was primarily driven by softer market conditions, the Company’s value-based pricing initiatives, customer order patterns and the impacts of the wind-down of the tolling agreement for products previously divested related to the Combination as well as the ongoing war in Ukraine, partially offset by new business wins. This segment’s operating earnings were $104.8 million, an increase of $28.4 million or 37% compared to 2022. The increase in segment operating earnings was primarily driven by an increase in net sales and an improvement in segment operating margins driven by the Company’s ongoing margin improvement initiatives.
Asia/Pacific
Asia/Pacific represented approximately 21% of the Company’s consolidated net sales in 2023. The segment’s net sales were $404.9 million, a decrease of 7% or approximately $29.7 million compared to 2022. The decrease in net sales was a result of lower sales volumes of 7% and an unfavorable impact from foreign currency translation of 4%, partially offset by a 4% increase in selling price and product mix. The decrease in sales volumes was primarily driven by softer end market conditions and the impacts of the Company’s value-based pricing initiatives, partially offset by new business wins. The increase in selling price and product mix was primarily driven by value-based price increases implemented to offset the significant increases in raw material, manufacturing and other input costs. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Chinese renminbi. This segment’s operating earnings were $118.5 million, an increase of $12.6 million or 12% compared to 2022 as a result of higher gross margins reflecting the Company’s value-based pricing initiatives and the Company’s ongoing margin improvement initiatives.
Reportable Segments Review – Comparison of 2022 with 2021
Americas
Americas represented approximately 49% of the Company’s consolidated net sales in 2022. The segment’s net sales were $946.5 million, an increase of $184.3 million or 24% compared to 2021. The increase in net sales was due to higher selling price and product mix of 28% and additional net sales from acquisition of 1%, partially offset by a decrease in organic sales volumes of approximately 5%. The increase in selling price and product mix is primarily driven by price increases implemented to offset the significant increases in raw material, manufacturing and other input costs that began during 2021 and continued through 2022. The current year decline in organic sales volumes was primarily driven by softer end market conditions, primarily in the automotive industry, due to the semiconductor supply constraints and to a lesser extent the primary metals markets, the wind-down of the tolling agreement for products previously divested related to the Combination, the Company’s ongoing value-based pricing initiatives, partially offset by net new business wins. This segment’s operating earnings were $223.6 million, an increase of $47.4 million or 27% compared to 2021 primarily driven by higher margins as the Company’s ongoing value-based pricing initiatives offset the ongoing inflationary pressures on the business.
EMEA
EMEA represented approximately 29% of the Company’s consolidated net sales in 2022. The segment’s net sales were $562.5 million, a decrease of $1.6 million or less than 1% compared to 2021. The decrease in net sales was a result of a 20% increase in selling price and product mix and additional net sales from acquisition of 2% which was more than offset by an unfavorable impact of foreign currency translation of 15% and a decrease in sales volumes of 7%. The increase in selling price and product mix was primarily driven by price increases implemented to offset the significant increases in raw material, manufacturing and other input costs that began during 2021 and continued through 2022. The decrease in sales volumes was primarily driven by current geopolitical and macroeconomic pressures including the direct and indirect impacts of the ongoing war in Ukraine and the impact of the economic and other sanctions by other nations on Russia in response to the war, as well as the wind-down of the tolling agreement for products previously divested related to the Combination and softer economic conditions in the region. The significant and unfavorable foreign currency translation impact was primarily due to the strengthening of the U.S. dollar against the euro. This segment’s operating earnings were $76.4 million, a decrease of $34.6 million or 31% compared to 2021. The decrease in segment operating earnings was primarily a result of lower net sales, lower gross margins, and inflationary pressures on other costs, including SG&A.

Asia/Pacific
Asia/Pacific represented approximately 22% of the Company’s consolidated net sales in 2022. The segment’s net sales were $434.6 million, a decrease of less than 1% or approximately $0.3 million compared to 2021. The decrease in net sales was a result of a 15% increase in selling price and product mix offset by lower sales volumes of 10% and an unfavorable impact from foreign currency translation of 5%. The increase in selling price and product mix was primarily driven by price increases implemented to offset the significant increases in raw material, manufacturing and other input costs that began during 2021 and continued through 2022. The decline in sales volumes was primarily driven by softer market conditions, primarily in China, in part as a result of the government imposed COVID-19 quarantine and related production disruptions implemented at the end of March 2022 and continued throughout 2022, partially offset by net new business wins. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Chinese renminbi. This segment’s operating earnings were $105.8 million, a decrease of $3.4 million or 3% compared to 2021 as a result of lower net sales, lower gross margins, and inflationary pressures on other costs, including SG&A.
Environmental Clean-up Activities
The Company is involved in environmental clean-up activities in connection with an existing plant location and former waste disposal sites. This includes certain soil and groundwater contamination the Company identified in 1992 at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination. In 2007, ACP agreed to operate two groundwater treatment systems, so as to hydraulically contain groundwater contamination emanating from ACP’s site until such time as the concentrations of contaminants are below the current Federal maximum contaminant level for four consecutive quarterly sampling events. In 2014, ACP ceased operation at one of its two groundwater treatment systems, as it had met the above condition for closure. In 2020, the Santa Ana Regional Water Quality Control Board asked that ACP conduct some additional indoor and outdoor soil vapor testing on and near the ACP site to confirm that ACP continues to meet the applicable local standards and ACP has begun the testing program. Such testing began in 2020 and continued into 2021. As of December 31, 2023, ACP believes it is close to meeting the conditions for closure of the remaining groundwater treatment system but continues to operate this system while in discussions with the relevant authorities.
As of December 31, 2023, the Company believes that the range of potential-known liabilities associated with the balance of the ACP water remediation program is approximately $0.1 million to $1.0 million. The low and high ends of the range are based on the length of operation of the treatment system as determined by groundwater modeling. Costs of operation include the operation and maintenance of the extraction well, groundwater monitoring, program management, and soil vapor testing.
The Company is also party to environmental matters related to certain domestic and foreign properties. These environmental matters primarily require the Company to perform long-term monitoring as well as operating and maintenance at each of the applicable sites. During the year ended December 31, 2023, there have been no significant changes to the facts or circumstances of these matters, aside from ongoing monitoring and maintenance activities and routine payments associated with each of these sites. The Company continually evaluates its obligations related to such matters, and based on historical costs incurred and projected costs to be incurred over the next 26 years, has estimated the present value range of costs for all of these environmental matters, on a discounted basis, to be between approximately $5.0 million and $6.0 million as of December 31, 2023, for which $5.1 million is accrued within other accrued liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2023. Comparatively, as of December 31, 2022, the Company had $5.3 million accrued with respect to these matters. These accrued amounts are inclusive of the Brazilian environmental matter discussed below.
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
The Company believes that it has made adequate accruals for costs associated with other environmental matters of which it is aware. Approximately $0.2 million and $0.3 million were accrued as of December 31, 2023 and 2022, respectively, to provide for such anticipated future environmental assessments and remediation costs.
Notwithstanding the foregoing, the Company cannot be certain that future liabilities in the form of remediation expenses and damages will not exceed amounts reserved. See Note 25 of Notes to Consolidated Financial Statements in Item 8 of this Report.

General
See Item 7A of this Report, below, for further discussion of certain quantitative and qualitative disclosures about market risk.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Quaker Houghton is exposed to the impact of interest rates, foreign currency fluctuations, changes in commodity prices, and credit risk. Except as otherwise disclosed below, the market risks discussed below did not change materially from December 31, 2022.
Interest Rate Risk. During June 2022, the Company entered into an amendment to its primary credit facility (the “Credit Facility”). See Note 19 of Notes to Consolidated Financial Statements, which appears in Item 8 of this Report. As of December 31, 2023, borrowings under the Credit Facility bear interest at either term SOFR or a base rate, in each case, plus an applicable margin based upon the Company’s consolidated net leverage ratio, and, in the case of term SOFR, a spread adjustment equal to 0.10% per annum. As a result of the variable interest rates applicable under the Credit Facility, if interest rates rise significantly, the cost of debt to the Company will increase. This may have an adverse effect on the Company, depending on the extent of the Company’s borrowings outstanding throughout a given year. As of December 31, 2023, the Company had outstanding borrowings under the Credit Facility of approximately $744.5 million. The weighted average interest rate applicable on outstanding borrowings under the Credit Facility was approximately 6.3% as of December 31, 2023. An interest rate change of 100 basis points would result in an approximate $7.4 million increase or decrease to interest expense for the year ended December 31, 2023.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as SOFR, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of December 31, 2023, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.3%. These interest rate swaps are designated and qualify as cash flow hedges. The Company has previously used derivative financial instruments primarily for the purpose of hedging exposures to fluctuations in interest rates.
Foreign Exchange Risk. A significant portion of the Company’s revenues and earnings are generated by its foreign operations. These foreign operations also represent a significant portion of Quaker Houghton’s assets and liabilities. Generally, all of these foreign operations use the local currency as their functional currency. Accordingly, Quaker Houghton’s financial results are affected by foreign currency fluctuations, particularly between the U.S. dollar and the euro, the British pound sterling, the Brazilian real, the Mexican peso, the Chinese renminbi and the Indian rupee. Quaker Houghton’s results can be materially affected depending on the volatility and magnitude of foreign exchange rate changes. If the euro, the British pound sterling, the Brazilian real, the Mexican peso, the Chinese renminbi and the Indian rupee had all weakened or strengthened by 10% against the U.S. dollar, the Company’s 2023 revenues would have correspondingly decreased or increased by approximately $100.7 million. Similarly, pre-tax earnings would increase or decrease by approximately $12.8 million.
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
Commodity Price Risk. Many of the raw materials used by Quaker Houghton are derivatives of commodity chemicals, which can experience significant price volatility, and therefore Quaker Houghton’s earnings can be materially affected by market changes in raw material prices. At times, the Company has entered into fixed-price purchase contracts to manage this risk. These contracts provide protection to Quaker Houghton if the prices for the contracted raw materials rise; however, in certain circumstances, the Company may not realize the benefit if such prices decline. A gross margin change of one percentage point would correspondingly have increased or decreased the Company’s pre-tax earnings by approximately $19.5 million.
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

In addition, as part of its terms of trade, Quaker Houghton may custom manufacture products for certain large customers and/or may ship product on a consignment basis. These practices may increase the Company’s exposure should a bankruptcy occur and may require a write-down or disposal of certain inventory due to its estimated obsolescence or limited marketability as well as of accounts receivable. Customer returns of products or disputes may also result in similar issues related to the realizability of recorded accounts receivable or returned inventory. The Company recorded expense to its provision for credit losses by $1.3 million, $4.3 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. A change of 10% to the expense recorded to the Company’s provision would have increased or decreased the Company’s pre-tax earnings by $0.1 million, $0.4 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Item 8. Financial Statements and Supplementary Data.
Quaker Chemical Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Quaker Chemical Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Quaker Chemical Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Annual Goodwill Impairment Assessments for the EMEA and Asia/Pacific Reporting Units
As described in Notes 1, 15, and 23 to the consolidated financial statements, the Company’s consolidated goodwill balance was $513 million as of December 31, 2023, of which $66 million relates to the EMEA reporting unit and $163 million relates to the Asia/Pacific reporting unit. Management completes its annual goodwill impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units. In completing a quantitative goodwill impairment test, management compares the reporting unit’s fair value, primarily based on future discounted cash flows, to its carrying value in order to determine if an impairment charge is warranted. The determination of the estimated fair value requires management’s judgment and involves the use of significant estimates and assumptions, including revenue growth rates, gross margin levels, operating expenses, and weighted average cost of capital, among other items. Management completed its annual impairment assessment as of October 1, 2023 and concluded no impairment existed.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessments for the EMEA and Asia/Pacific reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the EMEA and Asia/Pacific reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, gross margin levels, and operating expenses used in the valuation of the EMEA reporting unit and revenue growth rates used in the valuation of the Asia/Pacific reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the EMEA and Asia/Pacific reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the EMEA and Asia/Pacific reporting units; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of significant assumptions used by management related to the revenue growth rates, gross margin levels, and operating expenses used in the valuation of the EMEA reporting unit and the revenue growth rates used in the valuation of the Asia/Pacific reporting unit. Evaluating management’s assumptions related to the revenue growth rates, gross margin levels, and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the EMEA and Asia/Pacific reporting units; (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit; and (iii) for revenue growth rates, whether the assumptions were consistent with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s discounted cash flow model.
/s/PricewaterhouseCoopers, LLP
Philadelphia, Pennsylvania
February 29, 2024
We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$1,953,313	$1,943,585	$1,761,158
Cost of goods sold (excluding amortization expense - See Note 15)	1,247,669	1,330,931	1,166,518
Gross profit	705,644	612,654	594,640
Selling, general and administrative expenses	483,561	455,408	418,856
Impairment charges	—	93,000	—
Restructuring and related charges, net	7,588	3,163	1,433
Combination, integration and other acquisition-related expenses	—	8,779	23,885
Operating income	214,495	52,304	150,466
Other (expense) income, net	(10,672)	(12,607)	18,851
Interest expense, net	(50,699)	(32,579)	(22,326)
Income before taxes and equity in net income of associated companies	153,124	7,118	146,991
Taxes on income before equity in net income of associated companies	55,585	24,925	34,939
Income (loss) before equity in net income of associated companies	97,539	(17,807)	112,052
Equity in net income of associated companies	15,333	1,965	9,379
Net income (loss)	112,872	(15,842)	121,431
Less: Net income attributable to noncontrolling interest	124	89	62
Net income (loss) attributable to Quaker Chemical Corporation	$112,748	$(15,931)	$121,369
Per share data:
Net income (loss) attributable to Quaker Chemical Corporation common shareholders – basic	$6.27	$(0.89)	$6.79
Net income (loss) attributable to Quaker Chemical Corporation common shareholders – diluted	$6.26	$(0.89)	$6.77
The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$112,872	$(15,842)	$121,431

Other comprehensive income (loss), net of tax
Currency translation adjustments	16,725	(82,368)	(46,952)
Defined benefit retirement plans
Net (loss) gain arising during the period, other	(5,792)	8,177	9,210
Amortization of actuarial loss	(385)	628	1,078
Amortization of prior service cost (gain)	34	(228)	7
Current period change in fair value of derivatives	1,407	1,372	2,226
Unrealized gain (loss) on available-for-sale securities	1,817	(1,881)	(2,945)
Other comprehensive income (loss)	13,806	(74,300)	(37,376)

Comprehensive income (loss)	126,678	(90,142)	84,055
Less: Comprehensive income attributable to noncontrolling interest	(106)	(39)	(78)
Comprehensive income (loss) attributable to Quaker Chemical Corporation	$126,572	$(90,181)	$83,977
The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$194,527	$180,963
Accounts receivable, net	444,950	472,888
Inventories, net	233,857	284,848
Prepaid expenses and other current assets	54,555	55,438
Total current assets	927,889	994,137
Property, plant and equipment, net	207,811	198,595
Right of use lease assets	38,614	43,766
Goodwill	512,518	515,008
Other intangible assets, net	896,721	942,925
Investments in associated companies	101,151	88,234
Deferred tax assets	10,737	11,218
Other non-current assets	18,770	27,739
Total assets	$2,714,211	$2,821,622

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$23,444	$19,245
Accounts payable	184,813	193,983
Dividends payable	8,186	7,808
Accrued compensation	55,194	39,834
Accrued restructuring	3,350	5,483
Accrued pension and postretirement benefits	2,208	1,560
Other accrued liabilities	90,315	86,873
Total current liabilities	367,510	354,786
Long-term debt	730,623	933,561
Long-term lease liabilities	22,937	26,967
Deferred tax liabilities	146,957	160,294
Non-current accrued pension and postretirement benefits	29,457	28,765
Other non-current liabilities	31,805	38,664
Total liabilities	1,329,289	1,543,037
Commitments and contingencies (Note 25)
Equity
Common stock, $1 par value; authorized 30,000,000 shares; issued and outstanding 2023 – 17,991,988 shares; 2022 – 17,950,264 shares	17,992	17,950
Capital in excess of par value	940,101	928,288
Retained earnings	550,641	469,920
Accumulated other comprehensive loss	(124,415)	(138,240)
Total Quaker shareholders’ equity	1,384,319	1,277,918
Noncontrolling interest	603	667
Total equity	1,384,922	1,278,585
Total liabilities and equity	$2,714,211	$2,821,622
The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$112,872	$(15,842)	$121,431
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	1,413	2,942	4,749
Depreciation and amortization	81,987	80,467	86,550
Equity in undistributed earnings of associated companies, net of dividends	(11,149)	1,005	(8,971)
Acquisition-related fair value adjustments related to inventory	—	—	801
Deferred income taxes	(11,442)	(10,552)	(12,506)
Uncertain tax positions (non-deferred portion)	(644)	(6,398)	(922)
Deferred compensation and other, net	5,711	2,613	(5,325)
Share-based compensation	14,605	11,666	11,038
Loss on extinguishment of debt	—	5,246	—
Gain on disposal of property, plant, equipment and other assets	(1,307)	(168)	(4,695)
Impairment charges	—	93,000	—
Combination and other acquisition-related expenses, net of payments	—	(4,460)	(1,974)
Restructuring and related charges	7,588	3,163	1,433
Pension and other postretirement benefits	(2,079)	(7,964)	(6,330)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	32,169	(59,112)	(67,473)
Inventories	49,751	(29,858)	(84,428)
Prepaid expenses and other current assets	(21)	3,705	(21,174)
Change in restructuring liabilities	(9,786)	(1,532)	(5,266)
Accounts payable and accrued liabilities	5,937	(23,439)	37,998
Estimated taxes on income (loss)	3,415	(2,688)	3,997
Net cash provided by operating activities	279,020	41,794	48,933
Cash flows from investing activities
Investments in property, plant and equipment	(38,800)	(28,539)	(21,457)
Payments related to acquisitions, net of cash acquired	—	(13,115)	(42,417)
Proceeds from disposition of assets	11,179	1,463	14,744
Net cash used in investing activities	(27,621)	(40,191)	(49,130)
Cash flows from financing activities
Payments of long-term debt	(38,932)	(673,203)	(38,011)
Proceeds from long-term debt	—	750,000	—
(Repayments) borrowings on revolving credit facilities, net	(164,769)	(16,281)	53,031
Repayments on other debt, net	(506)	(1,629)	(776)
Financing-related debt issuance costs	—	(3,734)	—
Dividends paid	(31,650)	(30,103)	(28,599)
Stock options exercised, other	(2,749)	(378)	890
Net cash (used in) provided by financing activities	(238,606)	24,672	(13,465)
Effect of foreign exchange rate changes on cash	771	(10,488)	(3,057)
Net increase (decrease) in cash and cash equivalents	13,564	15,787	(16,719)
Cash and cash equivalents at the beginning of the period	180,963	165,176	181,895
Cash and cash equivalents at the end of the period	$194,527	$180,963	$165,176
Supplemental cash flow disclosures:
Cash paid during the year for:
Income taxes, net of refunds	$57,410	$35,327	$34,775
Interest	54,892	29,074	19,298
Non-cash activities:
Change in accrued purchases of property, plant and equipment, net	$(746)	$278	$2,132
The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands, except per share amounts)

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance as of December 31, 2020	$17,851	$905,171	$423,940	$(26,598)	$550	$1,320,914
Net income	—	—	121,369	—	62	121,431
Amounts reported in other comprehensive (loss) income	—	—	—	(37,392)	16	(37,376)
Dividends declared ($1.62 per share)	—	—	(28,975)	—	—	(28,975)
Shares issued upon exercise of stock options and other	17	1,677	—	—	—	1,694
Share-based compensation plans	29	10,205	—	—	—	10,234
Balance as of December 31, 2021	17,897	917,053	516,334	(63,990)	628	1,387,922
Net (loss) income	—	—	(15,931)	—	89	(15,842)
Amounts reported in other comprehensive (loss) income	—	—	—	(74,250)	(50)	(74,300)
Dividends declared ($1.70 per share)	—	—	(30,483)	—	—	(30,483)
Shares issued upon exercise of stock options and other	1	(355)	—	—	—	(354)
Share-based compensation plans	52	11,590	—	—	—	11,642
Balance as of December 31, 2022	17,950	928,288	469,920	(138,240)	667	1,278,585
Net income	—	—	112,748	—	124	112,872
Amounts reported in other comprehensive income (loss)	—	—	—	13,825	(19)	13,806
Dividends declared ($1.78 per share)	—	—	(32,027)	—	—	(32,027)
Distributions to noncontrolling interest affiliate shareholders	—	—	—	—	(169)	(169)
Shares issued upon exercise of stock options and other	3	(2,836)	—	—	—	(2,833)
Share-based compensation plans	39	14,649	—	—	—	14,688
Balance as of December 31, 2023	$17,992	$940,101	$550,641	$(124,415)	$603	$1,384,922
The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 1 – Basis of Presentation and Significant Accounting Policies
As used in these Notes to Consolidated Financial Statements, the terms “Quaker,” “Quaker Houghton,” the “Company,” “we,” and “our” refer to Quaker Chemical Corporation (doing business as Quaker Houghton), its subsidiaries, and associated companies, unless the context otherwise requires. The “Combination” refers to the Quaker combination with Houghton International, Inc. (“Houghton”).
Basis of presentation: The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of Quaker Houghton and its controlled subsidiaries.
Principles of consolidation: All majority-owned subsidiaries are included in the Company’s consolidated financial statements, with appropriate elimination of intercompany balances and transactions. For consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside shareholders’ interests are reflected as non-controlling interests within the consolidated financial statements. The Company applies the equity method of accounting to investments in which the Company has significant influence but does not control the operating and financial decisions of the investee. This generally applies when the Company’s ownership interest in common stock of the investee is between 20% and 50%. Such investments are presented on the Consolidated Balance Sheet at “Investments in associated companies.” We initially record our investment at cost and subsequently adjust the investment to recognize our share of net earnings and losses and distributions received. The Company’s share of net income or losses in these investments in associated companies is included in the Consolidated Statements of Operations. The Company reviews these investments for impairments when events of changes in circumstances indicate that the carrying amount of the investment may be other-than-temporarily impaired. See Note 16 for additional information. The Company is not the primary beneficiary of any variable interest entities (“VIEs”) and therefore the Company’s consolidated financial statements do not include the accounts of any VIEs.
Accounting estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from such estimates.
Translation of foreign currency: Assets and liabilities of non-U.S. subsidiaries and associated companies are translated into U.S. dollars at the respective rates of exchange prevailing at the end of the year. Income and expense accounts are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are recorded directly in equity as accumulated other comprehensive (loss) income (“AOCI”) and will be included as income or expense only upon sale or substantial liquidation of the underlying entity or asset. Generally, all of the Company’s non-U.S. subsidiaries use their local currency as their functional currency.
Segments: The Company’s operating segments, which are consistent with its reportable segments, reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker assesses the Company’s performance.
During the first quarter of 2023, the Company reorganized its executive management team to align with its new business structure. The Company’s new structure includes three reportable segments: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia/Pacific. Prior to the Company’s reorganization, the Company’s historical reportable segments were: (i) Americas; (ii) EMEA; (iii) Asia/Pacific; and (iv) Global Specialty Businesses. Prior period segment financial information has been recast to align with segment change, including reportable segments and customer industry disaggregation. See Notes 4, 5, and 15 for additional information.
Reclassifications: Certain information has been reclassified to conform to the current year presentation.
Business combinations: The Company accounts for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their respective acquisition date estimated fair values. Any excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. The determination of the estimated fair value of assets acquired and liabilities assumed requires significant estimates and assumptions. Based on the assessment of additional information during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the estimated fair value of assets acquired and liabilities assumed. See Note 2 for additional information.
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
The Company does not have standard payment terms for all customers; however, the Company’s general payment terms require customers to pay for products or services provided after the performance obligation is satisfied. The Company does not have significant financing arrangements with its customers. Therefore, the Company does not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
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
The Company records certain third-party license fees in Other (expense) income, net, in its Consolidated Statement of Operations, which generally include sales-based royalties in exchange for the license of intellectual property. These license fees are recognized in accordance with their agreed-upon terms and when performance obligations are satisfied, which is generally when the third party has a subsequent sale.
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
See Note 5 for additional information.
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
The Company uses the stated borrowing rate for a lease when readily determinable. When a stated borrowing rate is not available in a lease agreement, the Company uses its incremental borrowing rate based on information available at the lease’s commencement date to determine the present value of its lease payments. In determining the incremental borrowing rate used to present value each of its leases, the Company considers certain information including fully secured borrowing rates readily available to the Company and its subsidiaries. The Company includes finance leases in PP&E, current portion of long-term debt and long-term debt on the Consolidated Balance Sheet. See Note 6 for additional information.
Restructuring activities: Restructuring programs consist of employee severance, rationalization of manufacturing or other facilities and other related items. To account for such programs, the Company recognizes a liability for a cost associated with an exit or disposal activity, when the liability is incurred, is estimable, and payment is probable. See Note 7 for additional information.
Share-based compensation: The Company recognizes the fair value of share-based compensation as a component of expense. The Company has a long-term incentive program (“LTIP”) for key employees which provides for the granting of options to purchase stock at prices not less than its market value on the date of the grant. Most options become exercisable within three years after the date of the grant for a period of time determined by the Company, but not to exceed seven years from the date of grant. The Company did not grant any stock options during 2023.
Restricted stock awards and restricted stock units issued under the LTIP program are subject to time vesting generally over a one to three year period. In addition, as part of the Company’s Annual Incentive Plan, non-vested shares may be issued to key employees, which generally would vest over a two to five year period.
Prior to 2023, the Company generally has assumed a forfeiture rate of 13% based on historical experience. Beginning in 2023, the Company elected to account for forfeitures on new awards as they occur for service condition aspects of certain share-based awards.
The Company also issues various performance-dependent stock awards as a component of its LTIP. For performance-dependent stock units for which the performance target is market-based and tied to Total Shareholder Return, the grant date fair value is based on grant-date stock price adjusted for the likelihood of attaining certain predetermined performance goals and is calculated by utilizing a Monte Carlo simulation model. For performance-dependent stock units for which payout is linked to the achievement of a performance-based return on invested capital, the grant date fair value is based on the trading price of the Company’s stock on the grant date. Compensation expense for the performance-dependent is recognized on a straight-line basis over the vesting period, generally three years.
See Note 8 for additional information.
Research and development costs: Research and development costs are expensed as incurred and are included in selling, general and administrative expenses (“SG&A”). Research and development expenses were $50.3 million, $46.0 million and $44.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Argentina’s and Türkiye’s economies were considered hyper-inflationary effective July 1, 2018 and April 1, 2022, respectively. As of, and for the year ended December 31, 2023, the Company's Argentine and Turkish subsidiaries represented a combined 1% and 2% of the Company’s consolidated total assets and net sales, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recorded $7.8 million, $1.6 million, and $0.6 million, respectively, of remeasurement losses associated with the applicable currency conversions related to Argentina and Türkiye. These losses were recorded within foreign exchange losses, net, which is a component of Other (expense) income, net, in the Company’s Consolidated Statements of Operations.

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
Pursuant to the Tax Cuts and Jobs Act (“U.S. Tax Reform”), specifically the one-time tax on deemed repatriation (the “Transition Tax”), the Company has provided for U.S. income tax on its undistributed earnings of non-U.S. subsidiaries, however, the Company is subject to and will incur other taxes, such as withholding taxes and dividend distribution taxes, if these undistributed earnings were ultimately remitted to the U.S. The Company currently intends to reinvest its future undistributed earnings of non-U.S. subsidiaries to support working capital needs and certain other growth initiatives of those subsidiaries. However, in certain cases the Company has and may in the future change its indefinite reinvestment assertion for any or all of these undistributed earnings. In this case, the Company would estimate and record a tax liability and corresponding tax expense for the amount of non-U.S. income taxes it would incur to ultimately remit these earnings to the U.S. See Note 10 for additional information.
Earnings per share: The Company calculates earnings per share for non-vested stock awards with rights to non-forfeitable dividends, which requires non-vested stock awards with rights to non-forfeitable dividends to be included as part of the basic weighted average share calculation under the two-class method. See Note 11 for additional information.
Comprehensive income (loss): The Company presents Other comprehensive income (loss) in its Statements of Comprehensive Income (Loss). The Company discloses significant amounts reclassified from each component of AOCI, the related tax amounts and the income statement line items affected by such reclassifications. See Note 22 for additional information.
Cash and cash equivalents: The Company invests temporary and excess funds in money market securities and financial instruments having maturities within 90 days. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has not experienced losses from the aforementioned investments.
Accounts receivable and allowance for credit losses: Trade accounts receivable subject the Company to credit risk. Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The Company recognizes an allowance for credit losses, which represents the portion of the receivable that the Company does not expect to collect over its contractual life, considering past events and reasonable and supportable forecasts of future economic conditions. The Company’s allowance for credit losses on its trade accounts receivable is based on specific collectability facts and circumstances for each outstanding receivable and customer, the aging of outstanding receivables, and the associated collection risk the Company estimates for certain past due aging categories, and also, the general risk to all outstanding accounts receivable based on historical amounts determined to be uncollectible. The Company does not have any off-balance-sheet credit exposure related to its customers. See Note 12 for additional information.
Inventories: Inventories are valued at the lower of cost or net realizable value, and are valued using the first-in, first-out method. See Note 13 for additional information.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Long-lived assets: PP&E is stated at gross cost, less accumulated depreciation. Depreciation is computed using the straight-line method on an individual asset basis over the following estimated useful lives: buildings and improvements, 10 to 33 years, or the remaining term of the lease; and machinery and equipment, 4 to 10 years, or the remaining term of the lease. The carrying values of long-lived assets are evaluated whenever changes in circumstances or current events indicate the carrying amount of such assets may not be recoverable. An estimate of undiscounted cash flows produced by the asset, or the appropriate group of assets, is compared with the carrying value to determine whether an impairment exists. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future cash flows. Upon sale or other dispositions of long-lived assets, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposals, is recorded in the Consolidated Statements of Operations. Expenditures for renewals or improvements that increase the estimated useful life or capacity of the assets are capitalized, whereas expenditures for repairs and maintenance are expensed when incurred. See Notes 9 and 14 for additional information.
Capitalized software: The Company capitalizes certain costs in connection with developing or obtaining software for internal use, depending on the associated project. These costs are amortized over a period of 3 to 5 years once the assets are ready for their intended use. In connection with the implementations and upgrades to the Company’s global transaction, consolidation and other related systems, approximately $4.5 million and $3.5 million of net costs were capitalized in PP&E on the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.
Goodwill and other intangible assets: The Company records goodwill, definite-lived intangible assets and indefinite-lived intangible assets at fair value at the date of acquisition. Goodwill and indefinite-lived intangible assets are not amortized but tested for impairment at least annually. These tests will be performed more frequently if triggering events indicate potential impairment. In completing a quantitative goodwill impairment test, the Company compares a reporting unit’s fair value, primarily based on future discounted cash flows, to its carrying value in order to determine if an impairment charge is warranted.
Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 3 to 24 years. The Company continually evaluates the reasonableness of the useful lives of these assets, consistent with the discussion of long-lived assets, above.
See Notes 15 and 23 for additional information.
Fair value measurements: Fair value is defined as an exit price, or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. See Notes 20, 23 and 24 for additional information. The following briefly describes those three levels:
•Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for sustainability the full term of the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs for the asset or liability that reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing the asset or liability.
Pension and other postretirement benefits: The Company maintains various noncontributory retirement plans, covering a portion of its employees in the U.S. and certain other countries, including the Netherlands, the United Kingdom (“U.K.”), Mexico, Sweden, Germany and France. The plans of the remaining non-U.S. subsidiaries are, for the most part, either fully insured or integrated with the local governments’ plans. The Company recognizes on a prospective basis the funded status of the defined benefit pension and other postretirement plans on its Consolidated Balance Sheets and, also, recognizes as a component of AOCI, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. In addition, the Company recognizes a settlement charge in its Consolidated Statements of Operations when certain events occur, including plan termination or the settlement of certain plan liabilities. A settlement charge represents the immediate recognition into expense of a portion of the unrecognized loss within AOCI on the balance sheet in proportion to the share of the projected benefit obligation that was settled. The measurement date for the Company’s postretirement benefits plan is December 31.

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
The target asset allocation is reviewed periodically and is determined based on a long-term projection of capital market outcomes, inflation rates, fixed income yields, returns, volatilities and correlation relationships. The interaction between plan assets and benefit obligations is periodically studied to assist in establishing such strategic asset allocation targets. Asset performance is monitored with an overall expectation that plan assets will meet or exceed benchmark performance over rolling five year periods. The Company’s pension committee, as authorized by the Company’s Board, has discretion to manage the assets within established asset allocation ranges approved by senior management of the Company. See Note 20 for additional information.
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
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as the Secured Overnight Financing Rate (“SOFR”), in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three year interest rate swaps to convert a portion of the Company’s variable rate borrowings into a fixed rate obligation. The Company records these instruments on a net basis within the Consolidated Balance Sheets. These interest rate swaps are designated as cash flow hedges and, as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective and reclassified to interest expense in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. See Note 24 for additional information.
A significant portion of the Company’s revenues and earnings are generated by its foreign operations. These foreign operations also represent a significant portion of the Company’s assets and liabilities. Generally, all of these foreign operations use the local currency as their functional currency and translate their assets and liabilities into U.S. dollars at current exchange rates in effect on the balance sheet date. The gains and losses that result from this process are shown as translation adjustments in Accumulated Other Comprehensive Income in the equity section of the balance sheet. Many of these operations have transactions in currencies other than their functional currency, which creates foreign exchange remeasurement risk. The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain assets and/or liabilities denominated in certain foreign currencies. These forward contracts are marked-to-market at each reporting date, with changes in the fair value of the underlying instruments, as well as gains and losses on the hedged foreign currency transactions recognized in earnings in Other (expense) income, net. The fair value of the forward contract is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments. See Note 24 for additional information.
Environmental liabilities and expenditures: Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If there is a range of estimated liability and no amount in that range is considered more probable than another, then the Company records the lowest amount in the range. Environmental costs and remediation costs are capitalized if the costs extend the life, increase the capacity or improve safety or efficiency of the property from the date acquired or constructed, and/or mitigate or prevent contamination in the future. See Note 25 for additional information.
Asset retirement obligations: The Company assesses whether it has legal or conditional obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset, including any legal obligations that require disposal of a replaced part that is a component of a tangible long-lived asset. As of December 31, 2023 and 2022, the Company had no significant exposure or liabilities recorded on its Consolidated Balance Sheets.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 2 – Business Combinations
Recent Acquisitions
During February 2024, the Company acquired I.K.V. Tribologie IKVT and its subsidiaries (“IKVT”) for approximately 27.0 million EUR, or $29.1 million, subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels. IKVT will be part of the Company’s EMEA segment and specializes in high-performance lubricants and greases, including original equipment manufacturer first-fill greases that are primarily used in the automotive, aerospace, electronics, and other industrial markets. The acquisition of IKVT strengthens the Company’s position in first fill greases. The results of operations of this acquisition are not included in the Consolidated Statements of Operations presented, because the date of closing was subsequent to December 31, 2023. Preliminary purchase price allocation of assets acquired and liabilities assumed have not been presented as that information is not available as of the date of these Consolidated Financial Statements.
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
In January 2022, the Company acquired a business that provides pickling inhibitor technologies, drawing lubricants and stamping oil, and various other lubrication, rust preventative, and cleaner applications, which is part of the Americas reportable segment for approximately $8.0 million. The Company allocated $5.6 million of the purchase price to intangible assets, comprised of $5.1 million of customer relationships to be amortized over 14 years; and $0.5 million of existing product technologies to be amortized over 14 years. In addition, the Company recorded $1.8 million of goodwill related to expected value not allocated to other acquired assets, all of which is expected to be tax deductible in various jurisdictions in which the Company operates. During the third quarter of 2023 the Company finalized post-closing adjustments that resulted in the Company paying less than $0.1 million of additional purchase consideration. Factors contributing to the purchase price that resulted in goodwill included the acquisition of business processes and personnel that will allow Quaker Houghton to better serve its customers.
In January 2022, the Company acquired a business related to the sealing and impregnation of metal castings for the automotive sector, as well as impregnation resin and impregnation systems for metal parts, which is part of the EMEA reportable segment for approximately 1.2 million EUR or approximately $1.4 million.
In November 2021, the Company acquired Baron Industries (“Baron”), a privately held company that provides vacuum impregnation services of castings, powder metals and electrical components for its Americas reportable segment for $11.0 million, including an initial cash payment of $7.1 million, subject to post-closing adjustments as well as certain earn-out provisions that are payable at various times from 2022 through 2025. The earn-out provisions could total a maximum of $4.5 million. In September 2022, the Company paid $2.5 million related to certain of these earnout provisions. As of December 31, 2023, the Company has remaining earnout liabilities recorded on its Consolidated Balance Sheet of $1.0 million. The Company allocated $8.0 million of the purchase price to intangible assets, $1.1 million of property, plant and equipment and $1.5 million of other assets acquired net of liabilities assumed, which includes $0.3 million of cash acquired. In addition, the Company recorded $0.4 million of goodwill, none of which is expected to be tax deductible. Intangible assets comprised $7.2 million of customer relationships to be amortized over 15 years; and $0.8 million of existing product technology to be amortized over 13 years. Factors contributing to the purchase price that resulted in goodwill included the acquisition of business processes and personnel that will allow Quaker Houghton to better serve its customers. During the third quarter of 2022, the Company finalized post-closing adjustments that resulted in the Company receiving less than $0.1 million.
In November 2021, the Company acquired a business that provides hydraulic fluids, coolants, cleaners, and rust preventative oils in Türkiye for its EMEA reportable segment for 3.2 million EUR or approximately $3.7 million.
In September 2021, the Company acquired the remaining interest in Grindaix-GmbH (“Grindaix”), a Germany-based, high-tech provider of coolant control and delivery systems for its EMEA reportable segment for 2.4 million EUR or approximately $2.9 million, which is gross of approximately $0.3 million of cash acquired. Previously, in February 2021, the Company acquired a 38% ownership interest in Grindaix for 1.4 million EUR or approximately $1.7 million. The Company recorded its initial investment as an equity method investment within the Consolidated Financial Statements and accounted for the purchase of the remaining interest as a step acquisition whereby the Company remeasured the previously held equity method investment to its fair value.
In June 2021, the Company acquired certain assets for its chemical milling maskants product line in the EMEA reportable segment for 2.3 million EUR or approximately $2.8 million.

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
In December 2021, the Company completed its acquisition of Coral Chemical Company (“Coral”), a privately held, U.S.-based provider of metal finishing fluid solutions. The acquired assets and liabilities were assigned to the Americas reportable segment. The original purchase price was approximately $54.1 million, subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels.
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
As of December 31, 2023, the allocations of the purchase prices for all acquisitions, except IKVT, were finalized and the one year measurement periods have all ended.
The results of operations of each acquisition completed prior to December 31, 2023 and subsequent to the respective acquisition dates are included in the Consolidated Statements of Operations. Applicable transaction expenses associated with these acquisitions are included in Combination, integration and other acquisition-related expenses in the Company’s Consolidated Statements of Operations. Certain pro forma and other information is not presented, as the operations of the acquired assets and businesses are not considered material to the overall operations of the Company for the periods presented.
Note 3 – Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in November 2023. This ASU expands on reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The required disclosure, which is on an annual and interim basis, specifies that significant segment expenses are expenses that are regularly provided to the chief operating decision maker and are used to evaluate performance by segment to make decisions about resource allocations. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its Consolidated Financial Statements and related disclosures.
The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in December 2023. This ASU requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the “rate reconciliation”) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the disclosure requirements of this standard and the impact on its Consolidated Financial Statements.
Note 4 – Business Segments
The Company’s operating segments, which are consistent with its reportable segments, reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker assesses the Company’s performance. During the first quarter of 2023, the Company reorganized certain of its executive management team to align with its new business structure, which reflects the method by which the Company currently assesses its performance and allocates its resources. The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific. The three segments are composed of the net sales and operations in each respective region. The three geographic segments are composed of the net sales and operations in each respective region, including net sales and operations formerly included in the Global Specialty Businesses segment. Prior period information has been recast to reflect the Company’s new reportable segments. However, the Company did not recast the carrying amount of goodwill for the years ended December 31, 2022 and 2021. See Notes 1, 4, 5, and 15 for additional information.

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
The following tables present information about the performance of the Company’s reportable segments for the years ended December 31, 2023, 2022 and 2021.

Net sales	2023	2022	2021
Americas	$977,095	$946,516	$762,211
EMEA	571,347	562,508	564,128
Asia/Pacific	404,871	434,561	434,819
Total net sales	$1,953,313	$1,943,585	$1,761,158

	2023	2022	2021
Segment operating earnings
Americas	$266,036	$223,629	$176,253
EMEA	104,811	76,364	110,981
Asia/Pacific	118,458	105,842	109,233
Total segment operating earnings	489,305	405,835	396,467
Combination, integration and other acquisition-related expenses	—	(8,779)	(23,885)
Restructuring and related charges, net	(7,588)	(3,163)	(1,433)
Fair value step up of acquired inventory sold	—	—	(801)
Impairment charges	—	(93,000)	—
Non-operating and administrative expenses	(206,398)	(187,841)	(157,309)
Depreciation of corporate assets and amortization	(60,824)	(60,748)	(62,573)
Operating income	214,495	52,304	150,466
Other (expense) income, net	(10,672)	(12,607)	18,851
Interest expense, net	(50,699)	(32,579)	(22,326)
Income before taxes and equity in net income of associated companies	$153,124	$7,118	$146,991
The following tables present information regarding the Company’s reportable segments’ assets and long-lived assets, excluding goodwill, as of December 31, 2023, 2022 and 2021. Management does not use goodwill by segment to evaluate performance or allocate resources.

Segment assets, excluding goodwill	2023	2022	2021
Americas	$903,319	$1,196,906	$1,160,921
EMEA	703,338	583,861	685,812
Asia/Pacific	595,036	525,847	477,833
Total segment assets	$2,201,693	$2,306,614	$2,324,566

Segment long-lived assets	2023	2022	2021
Americas	$159,015	$150,294	$145,390
EMEA	83,488	87,279	89,637
Asia/Pacific	123,846	120,761	125,365
Total segment long-lived assets	$366,349	$358,334	$360,392

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The following tables present information regarding the Company’s reportable segments’ capital expenditures and depreciation for identifiable assets for the years ended December 31, 2023, 2022 and 2021:

Capital expenditures	2023	2022	2021
Americas	$25,650	$19,121	$11,716
EMEA	7,561	6,065	7,428
Asia/Pacific	5,589	3,353	2,313
Total segment capital expenditures	$38,800	$28,539	$21,457

Depreciation	2023	2022	2021
Americas	$12,298	$11,723	$13,599
EMEA	7,321	6,608	8,294
Asia/Pacific	4,214	4,593	4,756
Total segment depreciation	$23,833	$22,924	$26,649
The following table summarizes net sales and long-lived assets, respectively, attributable to non-U.S. domiciled operations for the years ended December 31, 2023, 2022 and 2021:

Non-U.S. operations	2023	2022	2021
Total net sales	$1,234,571	$1,246,700	$1,198,377
Long-lived assets	148,515	156,374	155,208
All inter-segment transactions have been eliminated from each reportable segment’s net sales and earnings for all periods presented in the above tables. The following table summarizes inter-segment revenues for the years ended December 31, 2023, 2022 and 2021:

Inter-segment revenues	2023	2022	2021
Americas	$9,005	$11,552	$13,307
EMEA	24,865	44,605	40,396
Asia/Pacific	2,651	957	1,951
Note 5 – Net Sales and Revenue Recognition
Arrangements Resulting in Net Reporting
As part of the Company’s FluidcareTM business, certain third-party product sales to customers are managed by the Company. The Company transferred third-party products under arrangements resulting in net reporting of $81.8 million, $83.8 million and $71.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Customer Concentration
A significant portion of the Company’s revenues are realized from the sale of process fluids and services to manufacturers of steel, aluminum, automobiles, aircraft, industrial equipment, and durable goods. During the year ended December 31, 2023, the Company’s five largest customers (each composed of multiple subsidiaries or divisions with semiautonomous purchasing authority) accounted for approximately 12% of consolidated net sales, with its largest customer accounting for approximately 3% of consolidated net sales.
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Consolidated Balance Sheets as of December 31, 2023 and 2022.
The Company had approximately $4.5 million and $5.7 million of deferred revenue as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, respectively, the Company satisfied all of the associated performance obligations and recognized into revenue the advance payments received and recorded as of December 31, 2022 and 2021, respectively.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Disaggregated Revenue
The Company sells its various industrial process fluids, its specialty chemicals and its technical expertise as a global product portfolio. The Company generally manages and evaluates its performance by reportable segment first, and then by customer industries. Net sales of each of the Company’s major product lines are generally spread throughout all three of the Company’s segments, and in most cases, approximately proportionate to the level of total sales in each segment.
The following tables present disaggregated information regarding the Company’s net sales, first by major product lines that represent more than 10% of the Company’s consolidated net sales for any of the years ended December 31, 2023, 2022 and 2021, and followed then by a disaggregation of the Company’s net sales by segment and customer industry for the years ended December 31, 2023, 2022 and 2021.

Major Product Line	2023	2022	2021
Metal removal fluids	23.6%	22.9%	23.4%
Rolling lubricants	19.5%	20.8%	22.2%
Hydraulic fluids	14.1%	14.1%	13.6%

	Net sales for the year ending December 31, 2023
	Americas	EMEA	Asia/Pacific	Consolidated Total
Customer Industries
Metals	$268,174	$136,979	$195,578	$600,731
Metalworking and other	708,921	434,368	209,293	1,352,582
	$977,095	$571,347	$404,871	$1,953,313

	Net sales for the year ending December 31, 2022
	Americas	EMEA	Asia/Pacific	Consolidated Total
Customer Industries
Metals	$252,513	$137,767	$214,377	$604,657
Metalworking and other	694,003	424,741	220,184	1,338,928
	$946,516	$562,508	$434,561	$1,943,585

	Net sales for the year ending December 31, 2021
	Americas	EMEA	Asia/Pacific	Consolidated Total
Customer Industries
Metals	$210,340	$141,950	$207,160	$559,450
Metalworking and other	551,871	422,178	227,659	1,201,708
	$762,211	$564,128	$434,819	$1,761,158
Note 6 – Leases
The Company has operating leases for certain facilities, vehicles and machinery and equipment with remaining lease terms up to 11 years. In addition, the Company has certain land use leases with remaining lease terms up to 92 years.
The Company’s finance leases are included in PP&E each of the Consolidated Balance Sheets. See Note 14 for additional information. The Company has no material variable lease costs or sublease income for the years ended December 31, 2023, 2022 and 2021.
The following table sets forth the components of the Company’s lease cost for the years ended December 31, 2023, 2022 and 2021:

	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease expense	$14,981	$15,171	$14,061
Short-term lease expense	760	816	861

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Supplemental cash flow information related to the Company’s leases is as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,020	$19,215	$13,859

Non-cash lease liabilities activity
Leased right-of-use assets obtained in exchange for new operating lease liabilities	10,044	23,356	11,142
Supplemental balance sheet information related to the Company’s leases is as follows:

	December 31, 2023	December 31, 2022
Right of use lease assets	$38,614	$43,766

Other accrued liabilities	11,965	12,024
Long-term lease liabilities	22,937	26,967
Total operating lease liabilities	$34,902	$38,991

Weighted average remaining lease term (years)	5.1	5.1
Weighted average discount rate	4.91%	4.36%
Maturities of operating lease liabilities as of December 31, 2023 were as follows:

For the year ended December 31, 2024	$13,130
For the year ended December 31, 2025	9,027
For the year ended December 31, 2026	6,840
For the year ended December 31, 2027	3,543
For the year ended December 31, 2028	1,909
For the year ended December 31, 2029 and beyond	5,245
Total lease payments	39,694
Less: imputed interest	(4,792)
Present value of lease liabilities	$34,902
Note 7 – Restructuring and Related Activities
The Company approved a global restructuring plan (the “QH Program”) as part of its initial plan to realize certain cost synergies associated with the Combination in the third quarter of 2019. The Company completed all of the initiatives and paid all remaining severance related to the QH Program as of the year ended December 31, 2023.
In 2022, the Company initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. This program includes certain restructuring activities to further simplify, optimize and strengthen the Company’s footprint, go-to-market strategy, portfolio and organization. As of December 31, 2023, the program included restructuring and associated severance costs to reduce headcount by approximately 120 positions globally. These headcount reductions began in the fourth quarter of 2022 and are expected to be completed in 2024.
Under the Company’s restructuring programs, employee separation benefits varied depending on local regulations within certain foreign countries and included severance and other benefits. The exact timing to complete all actions and final costs associated will depend on a number of factors and are subject to change. Restructuring costs incurred during the years ended December 31, 2023, 2022 and 2021 include severance costs to reduce headcount, including customary and routine adjustments to initial estimates for employee separation costs, as well as costs to close certain facilities and are recorded in Restructuring and related charges in the Company’s Consolidated Statements of Operations.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Activity in the Company’s accrual for its restructuring programs for the years ended December 31, 2023 and 2022 are as follows:

Accrued restructuring as of December 31, 2021	$4,087
Restructuring and related charges	3,163
Cash payments	(1,532)
Currency translation adjustments	(235)
Accrued restructuring as of December 31, 2022	5,483
Restructuring and related charges	7,588
Cash payments	(9,786)
Currency translation adjustments	65
Accrued restructuring as of December 31, 2023	$3,350
In connection with the plans for closure of certain manufacturing and non-manufacturing facilities, the Company made available for sale certain facilities and property. During the years ended December 31, 2023, 2022 and 2021, certain of these facilities were sold and the Company recognized a gain of $1.4 million, $0.2 million and $5.4 million, respectively, which is included within Other (expense) income, net on the Consolidated Statements of Operations. Additionally, certain properties with an aggregate book value of approximately $1.6 million continue to be held-for-sale as of December 31, 2023 and are recorded in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. The Company expects to complete the sale of these properties in 2024. The Company will continue to evaluate its existing facilities and footprint, which may include making certain other facilities or property available for sale in the future. As described in Note 4, Restructuring and related charges are not included in the Company’s reportable segments’ measure of operating earnings.
Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Stock options	$1,039	$1,774	$1,235
Non-vested stock awards and restricted stock units	9,305	6,679	5,438
Non-elective and elective 401(k) matching contribution in stock	—	—	1,553
Director stock ownership plan	86	63	901
Performance stock units	4,175	3,150	1,911
Total share-based compensation expense	$14,605	$11,666	$11,038
Share-based compensation expense is recorded in SG&A, except for $0.2 million and $0.9 million during the years ended December 31, 2022 and 2021, respectively, recorded within Combination, integration and other acquisition-related expenses.
Stock Options
Stock option activity under all plans is as follows:

	Number of Options	Weighted Average Exercise Price (per option)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2023	119,482	$183.39
Options exercised	(55,168)	148.01
Options forfeited	(1,461)	185.05
Options outstanding as of December 31, 2023	62,853	$214.40	4.3	$1,474
Options expected to vest after December 31, 2023	19,756	$177.92	5.2	$701
Options exercisable as of December 31, 2023	43,097	$195.48	3.9	$773

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was approximately $3.6 million, $0.8 million and $2.7 million, respectively. Intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.
A summary of the Company’s outstanding stock options as of December 31, 2023 is as follows:

Range of Exercise Prices			Number of Options Outstanding	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price (per option)	Number of Options Exercisable	Weighted Average Exercise Price (per option)
$120.01	-	$150.00	15,481	3.7	137.76	12,660	136.73
$150.01	-	$180.00	25,652	4.8	174.77	10,236	169.46
$220.01	-	$250.00	21,720	4.2	245.10	20,201	245.49
			62,853	4.3	214.40	43,097	195.48
As of December 31, 2023, unrecognized compensation expense related to options granted during 2022 and 2021 was $0.2 million and $0.1 million, respectively, to be recognized over a weighted average period of 0.8 years.
The Company granted stock options under its LTIP plan that are subject only to time vesting generally over a three year period during 2022 and 2021. The Company granted no stock options during the year ended December 31, 2023. For the purposes of determining the fair value of stock option awards, the Company used a Black-Scholes option pricing model and primarily used the assumptions set forth in the table below:

	July 2022 Grant	March 2022 Grant	March 2021 Grant
Number of stock options granted	4,837	27,077	25,250
Dividend yield	0.79%	0.80%	0.85%
Expected volatility	40.47%	38.60%	37.33%
Risk-free interest rate	2.87%	2.07%	0.60%
Expected term (years)	4.0	4.0	4.0
The fair value of these options is being amortized on a straight-line basis over the respective vesting period of each award. The Company recognized the following share-based compensation expense on each award during the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
2022 Stock option awards	494	783	—
2021 Stock option awards	446	521	429
2020 Stock option awards	99	443	516
2019 Stock option awards	—	27	234
2018 Stock option awards	—	—	56
Total	1,039	1,774	1,235

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Restricted Stock Awards
Activity of non-vested restricted stock awards granted under the Company’s LTIP plan is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock awards, December 31, 2022	79,455	$171.61
Granted	43,008	184.61
Vested	(33,685)	149.26
Forfeited	(11,021)	180.41
Non-vested restricted stock awards, December 31, 2023	77,757	$187.24
The fair value of the non-vested stock is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of December 31, 2023, unrecognized compensation expense related to these awards was $6.1 million, to be recognized over a weighted average remaining period of 1.3 years.
Restricted Stock Units
Activity of non-vested restricted stock units granted under the Company’s LTIP plan is shown below:

	Number of Units	Weighted Average Grant Date Fair Value (per unit)
Non-vested restricted stock units, December 31, 2022	18,500	$171.83
Granted	6,675	180.38
Vested	(7,014)	152.17
Forfeited	(1,959)	184.08
Non-vested restricted stock units, December 31, 2023	16,202	$180.14
The fair value of the non-vested restricted stock units is based on the trading price of the Company’s common stock on the date of grant. The Company adjusts the grant date fair value for expected forfeitures based on historical experience for similar awards. As of December 31, 2023, unrecognized compensation expense related to these awards was $1.2 million, to be recognized over a weighted average remaining period of 1.4 years.
Performance Stock Units
The Company grants performance-dependent stock awards (“PSUs”) as a component of its LTIP, which will be settled in a certain number of shares subject to market-based and time-based vesting conditions. The number of fully vested shares that may ultimately be issued as settlement for each award may range from 0% up to 200% of the target award, subject to the achievement of the Company’s total shareholder return (“TSR”) relative to the performance of the Company’s peer group, the S&P Midcap 400 Materials group, and separately the achievement of a performance-based return on invested capital (“ROIC”) measure. The service period required for the PSUs is three years and the measurement period of the market-based and performance objectives is generally from January 1 of the year of grant through December 31 of the year prior to issuances of the shares upon settlement.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Compensation expense for PSUs is measured based on their grant date fair value and is recognized on a straight-line basis over the three-year vesting period. The fair value of PSUs granted with a ROIC condition is based on the trading price of the Company’s common stock on the date of grant. PSUs granted with a relative TSR condition are valued using a Monte Carlo simulation on the grant date. The grant-date fair value of the PSUs valued using a Monte Carlo simulation, which included the following assumptions set forth in the table below:

	2023	2022	CEO Grant 2021 (1)	2021
Number of PSUs granted	16,984	18,462	3,775	12,103
Risk-free interest rate	3.85%	2.11%	0.65%	0.29%
Dividend yield	0.96%	0.93%	0.72%	0.64%
Expected term (years)	3.0	3.0	3.0	3.0
(1)On September 2, 2021, the Board appointed Andrew Tometich to serve as CEO and entered into an Employment Agreement, which included an equity award consisting of a mix of time-based restricted stock and PSUs.
As of December 31, 2023, there was approximately $6.8 million of total unrecognized compensation cost related to PSUs which the Company expects to recognize over a weighted-average period of 2.0 years.
Defined Contribution Plan
Beginning in April 2020 and continuing through March 2021, the Company matched both non-elective and elective 401(k) contributions in fully vested shares of the Company’s common stock rather than cash. There were no matching contributions in stock for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, total contributions in stock were $1.5 million.
2023 Director Stock Ownership Plan
In March 2023, the Company adopted the 2023 Director Stock Ownership Plan (the “Plan”), to encourage the Directors to increase their individual investment in the Company, which was approved at the Company’s May 2023 shareholders’ meeting. The Plan authorizes the issuance of up to 75,000 shares of Quaker common stock in accordance with the terms of the Plan in payment of all or a portion of the annual cash retainer payable to each of the Company’s non-employee directors in 2023 and subsequent years during the term of the Plan. Under the Plan, each director who, on May 1 of the applicable calendar year, owns less than 500% of the annual cash retainer for the applicable calendar year, divided by the average of the closing price of a share of Quaker Common Stock as reported by the composite tape of the New York Stock Exchange for the previous calendar year (the “Threshold Amount”), is required to receive 75% of the annual cash retainer in Quaker common stock and 25% of the retainer in cash, unless the director elects to receive a greater percentage of Quaker common stock, up to 100% of the annual cash retainer for the applicable year. Each director who owns more than the Threshold Amount may elect to receive common stock in payment of a percentage (up to 100%) of the annual cash retainer. The annual retainer is approximately $0.1 million and the retainer payment date is June 1.
Note 9 – Other (Expense) Income, net
Other (expense) income, net for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Income from third party license fees	$1,210	$1,268	$1,367
Foreign exchange losses, net	(14,785)	(9,399)	(3,821)
Gain on disposals of property, plant, equipment and other assets, net	1,307	168	4,695
Non-income tax refunds and other related credits (expense)	1,339	(1,613)	15,155
Pension and postretirement benefit (costs) income, non-service components	(2,033)	1,704	759
Loss on extinguishment of debt	—	(6,763)	—
Facility remediation recoveries, net	2,141	1,804	—
Other non-operating income, net	149	224	696
Total other (expense) income, net	$(10,672)	$(12,607)	$18,851
Foreign exchange losses, net, during the years ended December 31, 2023, 2022 and 2021, include foreign currency transaction losses of approximately $7.8 million, $1.6 million and $0.6 million, respectively, related to hyper-inflationary accounting. See Note 1 for additional information.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Gain on disposals of property, plant, equipment and other assets, net, includes losses related to certain fixed asset disposals resulting from the property damage caused by flooding of the Company’s Conshohocken, Pennsylvania headquarters in 2021, described in Note 25 of Notes to Consolidated Financial Statements. This caption also includes gains in 2023, 2022 and 2021 on the sale of certain held-for-sale real property assets, described in Note 7 of Notes to Consolidated Financial Statements.
Non-income tax refunds and other related credits (expense) during the year ended December 31, 2023 and 2022 includes adjustments to a Combination-related indemnification asset associated with the settlement of certain income tax audits at certain of the Company’s Italian and German affiliates for tax periods prior to August 1, 2019, whereas during the year ended December 31, 2021, this includes certain non-income tax credits for the Company’s Brazilian subsidiaries described in Note 25 of Notes to Consolidated Financial Statements.
Loss on extinguishment of debt during the year ended December 31, 2022 includes the write-off of certain previously unamortized deferred financing costs as well as a portion of the third party and creditor debt issuance costs incurred to execute an amendment to the Company’s primary credit facility. See Note 19 for additional information.
Facility remediation recoveries, net for the years ended December 31, 2023 and 2022 reflects payments received from insurers related to the property damage incurred during 2021, noted above. See Notes 18 and 25 for additional information.
Note 10 – Taxes on Income
On December 22, 2017, the U.S. government enacted comprehensive tax legislation which we refer to as U.S. Tax Reform. U.S. Tax Reform implemented a new system of taxation for non-U.S. earnings which eliminated U.S. federal income taxes on dividends from certain foreign subsidiaries and imposed a one-time transition tax on the deemed repatriation of undistributed earnings of certain foreign subsidiaries that is payable over eight years. Accordingly, the Company had initially recorded a $15.5 million transition tax liability for U.S. income taxes on undistributed earnings of non-U.S. subsidiaries. As of December 31, 2023, $8.5 million in installments have been paid with the remaining $7.0 million to be paid through installments in future years. The Company may also be subject to other taxes, such as withholding taxes and dividend distribution taxes, if these undistributed earnings are ultimately remitted to the U.S.
Taxes on income before equity in net income of associated companies for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Current:
Federal	$12,159	$(708)	$955
State	2,938	1,450	2,115
Foreign	51,930	34,735	44,375
Total	67,027	35,477	47,445
Deferred:
Federal	518	(2,798)	(3,863)
State	(163)	(713)	(3,117)
Foreign	(11,797)	(7,041)	(5,526)
Total	$(11,442)	$(10,552)	$(12,506)
Taxes on income before equity in net income of associated companies	$55,585	$24,925	$34,939
The components of income before taxes and equity of associated companies for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
U.S.	$14,520	$(4,933)	$7,263
Foreign	138,604	12,051	139,728
Total	$153,124	$7,118	$146,991

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Total deferred tax assets and liabilities are composed of the following as of December 31, 2023 and 2022:

	2023	2022
Pension and other postretirement benefits	$6,539	$5,777
Allowance for credit losses	2,627	2,246
Insurance and litigation reserves	534	716
Performance incentives	5,839	3,327
Equity-based compensation	2,980	2,723
Prepaid expense	541	486
Operating loss carryforward	22,693	20,519
Foreign tax credit and other credits	13,360	5,506
Interest	12,926	9,928
Restructuring reserves	403	791
Right of use lease assets	8,018	8,440
Inventory reserves	4,810	3,712
Research and development	11,125	11,936
Other	5,712	3,562
Total deferred tax assets, gross	98,107	79,669
Valuation allowance	(24,182)	(11,730)
Total deferred tax assets, net	$73,925	$67,939
Depreciation	10,240	11,935
Intangibles	177,320	182,838
Lease liabilities	9,105	9,590
Outside basis in equity investment	5,276	5,886
Unremitted earnings	8,204	6,766
Total deferred tax liabilities	$210,145	$217,015
Total net deferred tax liabilities	$(136,220)	$(149,076)
The Company’s net deferred tax assets and liabilities are classified in the Consolidated Balance Sheets as of December 31, 2023 and 2022 as follows:

	2023	2022
Non-current deferred tax assets	$10,737	$11,218
Non-current deferred tax liabilities	146,957	160,294
Total net deferred tax liabilities	$(136,220)	$(149,076)
As of December 31, 2023, the Company has a deferred tax liability of $8.2 million on certain undistributed foreign earnings, which primarily represents the Company’s estimate of the non-U.S. income taxes the Company will incur to ultimately remit certain earnings to the U.S. Otherwise, it is the Company’s current intention to reinvest its additional undistributed earnings of certain non-U.S. subsidiaries to support working capital needs and certain other growth initiatives outside of the U.S. The amount of such undistributed earnings at December 31, 2023 was approximately $379.2 million. Any tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits (subject to certain limitations). It is currently impractical to estimate any such incremental tax expense.
The Company has $7.3 million of deferred tax assets related to state net operating losses. Management analyzed the expected impact of the reversal of existing taxable temporary differences, considered expiration dates, analyzed current state tax laws, and determined that $1.9 million of state net operating loss carryforwards is expected to be realized as a future benefit based on the reversal of deferred tax liabilities. Accordingly, a partial valuation allowance of $5.4 million has been established. These state net operating losses are subject to various carryforward periods of 5 years to 20 years or an indefinite carryforward period. An additional $0.9 million of valuation allowance was established for other net state deferred tax assets.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The Company has $15.6 million of deferred tax assets related to foreign net operating loss carryforwards. A partial valuation allowance of $2.4 million has been established against this amount resulting in a net $13.2 million expected future benefit. These foreign net operating losses are subject to various carryforward periods with the majority having an indefinite carryforward period. An additional partial valuation allowance of $3.0 million has been established against certain other foreign deferred tax assets.
Foreign tax credits may be carried forward for 10 years. Management analyzed the expected impact of the utilization of foreign tax credits based on certain assumptions such as projected U.S. taxable income, overall domestic loss recapture, and annual limitations due to the ownership change under the Internal Revenue Code. The Company had a foreign tax credit carry forward of $13.0 million and $5.2 million as of December 31, 2023 and 2022, respectively, with a $12.5 million and $1.3 million valuation allowance as of December 31, 2023 and 2022, respectively, reflecting the amount of credits that are not expected to be utilized before expiration.
The following are the changes in the Company’s deferred tax asset valuation allowance for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Balance at January 1,	$11,730	$17,400	$21,511
Net charges to income tax expense	$14,393	$1,119	$359
Release of valuation allowance	$(1,941)	$(6,789)	$(4,470)
Balance at December 31,	$24,182	$11,730	$17,400
The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Income tax provision at the Federal statutory tax rate	$32,156	$1,495	$30,868
Unremitted earnings	1,211	(1,839)	1,841
Tax law changes / reform	47	823	1,955
U.S. tax on foreign operations	9,014	4,864	10,479
Pension settlement	—	—	—
Foreign derived intangible income	(1,147)	(917)	(8,698)
Non-deductible acquisition expenses	—	45	129
Withholding taxes	11,193	7,785	6,584
Foreign tax credits	(3,432)	(5,850)	(14,725)
Share-based compensation	973	1,234	600
Foreign tax rate differential	4,731	4,782	1,712
Research and development credit	(2,000)	(1,757)	(1,685)
Audit Settlements	456	2,697	1,378
Uncertain tax positions	(598)	(6,375)	519
State income tax provisions, net	2,158	432	(1,446)
Non-deductible meals and entertainment	416	146	426
Intercompany transfer of intangible assets	(584)	(1,932)	4,347
Goodwill Impairment	—	19,550	—
Miscellaneous items, net	991	(258)	655
Taxes on income before equity in net income of associated companies	$55,585	$24,925	$34,939
For the years ended December 31, 2023 and 2022, the Company’s cumulative liability for gross unrecognized tax benefits were $15.7 million and $16.3 million, respectively. For the years ended December 31, 2023 and 2022, the Company had accrued approximately $1.1 million and $1.3 million, respectively, for cumulative penalties and $2.9 million and $2.7 million, respectively, for cumulative interest.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of tax expense on income before equity in net income of associated companies in its Consolidated Statements of Operations. The Company recognized a benefit of $0.4 million for penalties and an expense of $0.1 million for interest (net of expirations and settlements) in its Consolidated Statement of Income for the year ended December 31, 2023, a benefit of $1.7 million for penalties and a benefit of $0.3 million for interest (net of expirations and settlements) in its Consolidated Statement of Income for the year ended December 31, 2022, and a benefit of $0.5 million for penalties and a benefit of $0.3 million for interest (net of expirations and settlements) in its Consolidated Statement of Income for the year ended December 31, 2021.
The Company estimates that during the year ending December 31, 2023, it will reduce its cumulative liability for gross unrecognized tax benefits by approximately $2.7 million due to the expiration of the statute of limitations with regard to certain tax positions. This estimated reduction in the cumulative liability for unrecognized tax benefits does not consider any increase in liability for unrecognized tax benefits with regard to existing tax positions or any increase in cumulative liability for unrecognized tax benefits with regard to new tax positions for the year ending December 31, 2023.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021, respectively, is as follows:

	2023	2022	2021
Unrecognized tax benefits as of January 1	$16,340	$22,464	$22,152
(Decrease) increase in unrecognized tax benefits taken in prior periods	(147)	(1,174)	1,002
Increase in unrecognized tax benefits taken in current period	1,799	953	2,915
Decrease in unrecognized tax benefits due to lapse of statute of limitations	(2,736)	(2,378)	(1,527)
Decrease in unrecognized tax benefits due to audit settlements	—	(2,509)	(1,104)
(Decrease) increase due to foreign exchange rates	403	(1,016)	(974)
Unrecognized tax benefits as of December 31	$15,659	$16,340	$22,464
The amount of net unrecognized tax benefits above that, if recognized, would impact the Company’s tax expense and effective tax rate is $10.1 million, $10.2 million and $15.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions are shown in the table below:

Jurisdiction	Open Years
Brazil	2018-2023
China	2018-2023
Germany	2018-2023
India	2017-2023
Italy	2007, 2019-2023
Mexico	2018-2023
Netherlands	2017-2023
Spain	2018-2023
U.S. Federal and State	2019-2023
United Kingdom	2018-2023
Positions challenged by the taxing authorities may be settled or applied by the Company. As a result, income tax uncertainties are recognized in the Company’s financial statements in accordance with the accounting for income taxes, when applicable.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 11 – Earnings Per Share
The following table summarizes earnings per share calculations for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Basic earnings per common share
Net income (loss) attributable to Quaker Chemical Corporation	$112,748	$(15,931)	$121,369
Less: (income) loss allocated to participating securities	(555)	92	(480)
Net income (loss) available to common shareholders	$112,193	$(15,839)	$120,889
Basic weighted average common shares outstanding	17,892,461	17,841,487	17,805,034
Basic earnings (loss) per common share	$6.27	$(0.89)	$6.79

Diluted earnings per common share
Net income (loss) attributable to Quaker Chemical Corporation	$112,748	$(15,931)	$121,369
Less: (income) loss allocated to participating securities	(554)	92	(479)
Net income (loss) available to common shareholders	$112,194	$(15,839)	$120,890
Basic weighted average common shares outstanding	17,892,461	17,841,487	17,805,034
Effect of dilutive securities	22,348	15,005	50,090
Diluted weighted average common shares outstanding	17,914,809	17,856,492	17,855,124
Diluted earnings (loss) per common share	$6.26	$(0.89)	$6.77
Certain stock options, restricted stock units and PSUs are not included in the diluted earnings per share calculation when the effect would have been anti-dilutive. The calculated amount of anti-diluted shares not included were 10,621 in 2023, 28,222 in 2022 and 4,070 in 2021.
Note 12 – Accounts Receivable and Allowance for Credit Losses
As of December 31, 2023 and 2022, the Company had gross trade accounts receivable totaling $458.3 million and $486.4 million, respectively. The following are changes in the allowance for credit losses during the years ended December 31, 2023, 2022 and 2021:

	Balance at Beginning of Period	Changes to Costs and Expenses	Write-Offs Charged to Allowance	Exchange Rate Changes and Other Adjustments	Balance at End of Period
Year ended December 31, 2023	$13,527	$1,327	$(961)	$(591)	$13,302
Year ended December 31, 2022	$12,334	$4,319	$(2,441)	$(685)	$13,527
Year ended December 31, 2021	$13,145	$653	$(946)	$(518)	$12,334
Note 13 – Inventories
Inventories, net, as of December 31, 2023 and 2022 were as follows:

	2023	2022
Raw materials and supplies	$119,047	$151,105
Work in process, finished goods and reserves	114,810	133,743
Total inventories, net	$233,857	$284,848

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 14 – Property, Plant and Equipment
Property, plant and equipment as of December 31, 2023 and 2022 were as follows:

	2023	2022
Land	$26,110	$29,010
Building and improvements	147,135	138,759
Machinery and equipment	263,999	240,097
Construction in progress	16,175	20,324
Property, plant and equipment, at cost	453,419	428,190
Less: accumulated depreciation	(245,608)	(229,595)
Total property, plant and equipment, net	$207,811	$198,595
As of December 31, 2023, PP&E includes $0.6 million of finance lease assets and future minimum lease payments. Property with an aggregate book value of approximately $1.6 million is held-for-sale as of December 31, 2023 and is recorded in Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. See Note 7 for additional information.
Note 15 – Goodwill and Other Intangible Assets
In connection with the Company’s reorganization and the associated change in reportable segments and reporting units during the first quarter of 2023, the Company reallocated goodwill previously held by the former Global Specialty Businesses segment to the remaining business segments as of January 1, 2023. Changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 were as follows:

	Americas	EMEA	Asia/Pacific	Global Specialty Businesses	Total

Balance as of December 31, 2021	$214,023	$135,520	$162,458	$119,193	$631,194
Goodwill additions	1,853	251	—	(59)	2,045
Goodwill impairments	—	(93,000)	—	—	(93,000)
Currency translation and other adjustments	23	(8,204)	(12,083)	(4,967)	(25,231)
Balance as of December 31, 2022	215,899	34,567	150,375	114,167	515,008
Reallocation of reporting units	63,697	31,711	18,759	(114,167)	—
Balance as of January 1, 2023	279,596	66,278	169,134	—	515,008
Currency translation and other adjustments	3,507	(338)	(5,659)	—	(2,490)
Balance as of December 31, 2023	$283,103	$65,940	$163,475	$—	$512,518
Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of December 31, 2023 and 2022 were as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	2023	2022	2023	2022	2023	2022
Customer lists and rights to sell	$841,562	$831,600	$243,872	$191,286	$597,690	$640,314
Trademarks, formulations and product technology	161,613	158,564	55,879	46,281	105,734	112,283
Other	5,892	7,576	5,776	6,390	116	1,186
Total definite-lived intangible assets	$1,009,067	$997,740	$305,527	$243,957	$703,540	$753,783

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The Company recorded $58.2 million, $57.5 million and $59.9 million of amortization expense during the years ended December 31, 2023, 2022 and 2021, respectively. Amortization is recorded within SG&A in the Company’s Consolidated Statements of Operations. Estimated annual aggregate amortization expense for the subsequent five years is as follows:

For the year ended December 31, 2024	$57,839
For the year ended December 31, 2025	57,150
For the year ended December 31, 2026	56,854
For the year ended December 31, 2027	56,513
For the year ended December 31, 2028	56,047
The Company has four indefinite-lived intangible assets totaling $193.2 million as of December 31, 2023, including $192.1 million of indefinite-lived intangible assets for trademarks and tradename associated with the Combination. Comparatively, the Company had four indefinite-lived intangible assets for trademarks and tradename totaling $189.1 million as of December 31, 2022.
The Company completes its annual goodwill and indefinite-lived intangible asset impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units. During the fourth quarter of 2022, the Company recorded a non-cash impairment charge of $93.0 million to write down the carrying value of the EMEA reporting unit Goodwill to its estimated fair values. In connection with the Company’s reorganization and the associated change in reportable segments and reporting units during the first quarter of 2023, the Company performed the required impairment assessments directly before and immediately after the change in reporting units and concluded that it was not more likely than not that the fair values of any of the Company’s previous or new reporting units were less than their respective carrying amounts. Additionally, the Company completed its annual impairment assessment as of October 1, 2023 and concluded no impairment existed. See Note 23 for additional information.
The Company continually evaluates financial performance, economic conditions and other recent developments in assessing if a triggering event indicates that the carrying values of goodwill, indefinite-lived, or long-lived assets might be impaired. Notwithstanding the results of the Company’s impairment assessments during 2023, if the Company is unable to maintain the actions aimed at improving the financial performance of the EMEA reporting unit, or interest rates continue to rise, which leads to an increase in the cost of capital, then these conditions could result in a triggering event for the EMEA reporting unit. This assessment could result in an impairment of the EMEA reporting unit’s remaining goodwill, indefinite-lived intangible assets, or long-lived assets.
Note 16 – Investments in Associated Companies
As of December 31, 2023, the Company held a 50% investment in and had significant influence over Nippon Quaker Chemical, Ltd. (“Nippon Japan”), Kelko Quaker Chemical, S.A. (“Kelko Panama”) and Houghton Korea, and held a 32% investment in and had significant influence over Primex, Ltd. (“Primex”). The carrying amount of the Company’s equity investments as of December 31, 2023 was $101.2 million, which includes investments of $72.0 million in Houghton Korea; $22.1 million in Primex; $6.6 million in Nippon Japan; and $0.5 million in Kelko Panama.
The following table is a summary of equity income in associated companies by investment for the years ending December 31, 2023, 2022 and 2021:

	2023	2022	2021
Houghton Korea	$11,442	$2,644	$3,808
Nippon Japan	1,492	323	461
Kelko Panama	309	425	154
Grindaix (1)	—	—	(37)
Primex	2,090	(1,427)	4,993
Total equity in net income of associated companies	$15,333	$1,965	$9,379
(1)In February 2021, the Company acquired a 38% ownership interest in Grindaix. From that date through September 2021 when the Company purchased the remaining interest of Grindaix, the Company accounted for its 38% interest under the equity method of accounting and recorded equity in net income of associated companies. See Note 2 for additional information.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 17 – Other Non-Current Assets
Other non-current assets as of December 31, 2023 and 2022 were as follows:

	2023	2022
Uncertain tax positions (See Note 10)	$5,307	$5,803
Pension assets (See Note 20)	3,879	8,639
Debt issuance costs (See Note 19)	3,340	4,305
Interest rate swap (See Note 24)	1,828	—
Long-term note receivable	1,014	1,016
Trust investment	601	604
Indemnification assets (See Notes 10 and 21)	430	3,909
Bad debt and bad debt provisions (See Note 12)	302	440
Supplemental retirement income program (See Notes 20 and 23)	286	2,114
Other	1,783	909
Total other non-current assets	$18,770	$27,739
As of December 31, 2023 and 2022, one of the Company’s foreign pension plan’s fair value of plan assets exceeded its gross benefit obligation and was therefore over-funded, which is represented by the line Pension assets in the table above. Approximately 1.0 million of payments related to this plan have been made to escrow and are excluded from the plan’s Net benefit obligation as of December 31, 2023. See Note 20 for additional information.
As of December 31, 2022, Indemnification assets relates to certain Houghton foreign subsidiaries for which the Company expects it will incur additional tax amounts which are subject to indemnification under the terms of the Combination share and purchase agreement. A portion of these indemnification assets have a corresponding uncertain tax position recorded in other non-current liabilities. See Notes 10 and 21 for additional information.
Note 18 – Other Accrued Liabilities
Other accrued liabilities as of December 31, 2023 and 2022 were as follows:

	2023	2022
Non-income taxes	$27,295	$25,525
Short-term lease liabilities (See Note 6)	11,965	12,024
Selling expenses and freight accruals	7,789	9,822
Current income taxes payable (See Note 10)	14,835	12,966
Professional fees, legal, and acquisition-related accruals	5,577	5,415
Accrued interest (See Note 19)	2,630	2,749
Customer advances and sales return reserves	2,454	6,585
Accrued insurance	2,295	1,305
Accrued environmental reserves (See Note 25)	1,187	654
Accrued rent and facilities	1,104	972
Accrued non-pension benefits	581	1,812
Interest rate swap (See Note 24)	159	—
Other	12,444	7,044
Total other accrued liabilities	$90,315	$86,873

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 19 – Debt
Debt as of December 31, 2023 and 2022 includes the following:

	As of December 31, 2023		As of December 31, 2022
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Credit Facilities:
Revolver	5.13%	30,904	5.17%	195,673
U.S. Term Loan	6.71%	561,250	5.70%	596,250
EURO Term Loan	5.13%	152,366	1.50%	151,572
Industrial development bonds	5.26%	10,000	5.26%	10,000
Bank lines of credit and other debt obligations	Various	1,092	Various	1,303
Total debt		$755,612		$954,798
Less: debt issuance costs		(1,545)		(1,992)
Less: short-term and current portion of long-term debts		(23,444)		(19,245)
Total long-term debt		$730,623		$933,561
Credit facilities
During June 2022, the Company, and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. Dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into an amendment to the Original Credit Facility (the “Credit Facility”). The Credit Facility established (A) a new $150.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”), (B) a new $600.0 million senior secured term loan (the “U.S. Term Loan”), and (C) a new $500.0 million senior secured revolving credit facility (the “Revolver”). The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed the greater of $300.0 million or 100% of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), subject to certain conditions including the agreement to provide financing by any lender providing such increase. In addition, the Credit Facility also:
(i) eliminated the requirement that material foreign subsidiaries must guaranty the Original Euro Term Loan;
(ii) replaced the U.S. Dollar borrowings reference rate from LIBOR to SOFR;
(iii) extended the maturity date of the Original Credit Facility from August 2024 to June 2027; and
(iv) effected certain other changes to the Original Credit Facility as set forth in the Credit Facility.
The Company used the proceeds of the Credit Facility to repay all outstanding loans under the Original Credit Facility, unpaid accrued interest and fees on the closing date under the Original Credit Facility and certain expenses and fees. U.S. Dollar-denominated borrowings under the Credit Facility bear interest, at the Company’s election, at the base rate or term SOFR plus an applicable rate ranging from 1.00% to 1.75% for term SOFR loans and from 0.00% to 0.75% for base rate loans, depending upon the Company’s consolidated net leverage ratio. Loans based on term SOFR also include a spread adjustment equal to 0.10% per annum. Borrowings under the Credit Facility denominated in currencies other than U.S. Dollars bear interest at the alternative currency term rate plus the applicable rate ranging from 1.00% to 1.75%.
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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Financial covenants contained in the Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. The consolidated net leverage ratio at the end of a quarter may not be greater than 4.00 to 1.00, subject to a permitted increase during a four-quarter period after certain acquisitions. The Company has the option of replacing the consolidated net leverage ratio test with a consolidated senior net leverage ratio test if the Company issues certain types of unsecured notes, subject to certain limitations. Events of default in the Credit Facility include without limitation defaults for non-payment, breach of representations and warranties, non-performance of covenants, cross-defaults, insolvency, and a change of control in certain circumstances. The occurrence of an event of default under the Credit Facility could result in all loans and other obligations becoming immediately due and payable and the Credit Facility being terminated. As of December 31, 2023 and December 31, 2022, the Company was in compliance with all of the Credit Facility covenants.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the twelve months ended December 31, 2023 was approximately 6.2%. As of December 31, 2023, the weighted interest rate on the outstanding borrowings under the Credit Facility was approximately 6.3%. In addition to paying interest on outstanding principal under the Original Credit Facility, the Company was required to pay a commitment fee ranging from 0.2% to 0.3% depending on the Company’s consolidated net leverage ratio under the Original Revolver in respect of the unutilized commitments thereunder. As part of the Credit Facility, the Company is required to pay a commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $465.7 million, which is net of bank letters of credit of approximately $3.4 million, as of December 31, 2023.
The Company previously capitalized $23.7 million of certain third-party debt issuance costs in connection with executing the Original Credit Facility. Approximately $15.5 million of the capitalized costs were attributed to the Original Term Loans and recorded as a direct reduction of Long-term debt on the Company’s Consolidated Balance Sheet. Approximately $8.3 million of the capitalized costs were attributed to the Original Revolver and recorded within Other assets on the Company’s Consolidated Balance Sheet. These capitalized costs are being amortized into interest expense over the five year term of the Original Credit Facility. Prior to executing the Credit Facility, as of December 31, 2021, the Company had $8.0 million of debt issuance costs recorded as a reduction of Long-term debt attributable to the Original Credit Facility and $4.3 million of debt issuance costs recorded within Other assets attributable to the Original Credit Facility.
In connection with executing the Credit Facility, the Company recorded a loss on extinguishment of debt of approximately $6.8 million which includes the write-off of certain previously unamortized deferred financing costs as well as a portion of the third-party and creditor debt issuance costs incurred to execute the Credit Facility. Also in connection with executing the Credit Facility, during the second quarter of 2022, the Company capitalized $2.2 million of certain third-party and creditor debt issuance costs. Approximately $0.7 million of the capitalized costs were attributed to the Euro Term Loan and U.S. Term Loan. These costs were recorded as a direct reduction of Long-term debt on the Consolidated Balance Sheet. Approximately $1.5 million of the capitalized costs were attributed to the Revolver and recorded within Other assets on the Consolidated Balance Sheet. These capitalized costs, as well as the previously capitalized costs that were not written off will collectively be amortized into Interest expense over the five year term of the Credit Facility. As of December 31, 2023, the Company had $1.5 million of debt issuance costs recorded as a reduction of Long-term debt on the Consolidated Balance Sheet and $3.3 million of debt issuance costs recorded within Other assets on the Consolidated Balance Sheet.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three year interest rate swaps to convert a portion of the Company’s variable interest rate borrowings to an average fixed rate of 3.64% plus an applicable margin as provided in the Credit Facility, based on the Company’s consolidated net leverage ratio. As of December 31, 2023, the aggregate interest rate on the swaps, including the fixed base rate plus an applicable margin, was 5.3%. See Note 24 for additional information.
Industrial development bonds
As of December 31, 2023 and 2022, the Company had fixed rate, industrial development authority bonds totaling $10.0 million in principal amount due in 2028. These bonds have similar covenants to the Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discounting facilities in certain foreign subsidiaries, which are not collateralized. The Company’s other debt obligations primarily consist of certain domestic and foreign low interest rate or interest-free municipality-related loans, local credit facilities of certain foreign subsidiaries and capital lease obligations. Total unused capacity under these arrangements as of December 31, 2023, was approximately $35 million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s only other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of December 31, 2023 were approximately $5 million.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The Company incurred the following debt related expenses included within Interest expense, net, in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Interest expense	$53,582	$33,691	$19,089
Amortization of debt issuance costs	1,413	2,942	4,749
Total	$54,995	$36,633	$23,838
Based on the variable interest rates associated with the Credit Facility and the Original Credit Facility, as of December 31, 2023 and 2022, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.
As of December 31, 2023, annual principal maturities on long-term borrowings, including the current portion, are as follows:

For the year ended December 31, 2024	$23,250
For the year ended December 31, 2025	36,955
For the year ended December 31, 2026	36,914
For the year ended December 31, 2027	647,899
For the year ended December 31, 2028	10,028
Total maturities on debt in the next five fiscal years	755,046
Note 20 – Pension and Other Postretirement Benefits
The following table shows the funded status of the Company’s plans’ reconciled with amounts reported in the Consolidated Balance Sheets as of December 31, 2023 and 2022:

	Pension Benefits						Other Post- Retirement Benefits
	2023			2022			2023	2022
	Foreign	U.S.	Total	Foreign	U.S.	Total	U.S.	U.S.
Change in benefit obligation
Gross benefit obligation at beginning of year	$130,554	$79,086	$209,640	$228,752	$103,420	$332,172	$1,606	$2,010
Service cost	399	28	427	465	47	512	—	—
Interest cost	6,083	3,849	9,932	3,079	2,145	5,224	69	37
Employee contributions	—	—	—	20	—	20	—	—
Effect of plan amendments	—	(15)	(15)	303	—	303	—	(2)
Curtailment (gain) loss	(213)	—	(213)	207	—	207	—	—
Plan settlements	—	—	—	(1,726)	—	(1,726)	—	—
Benefits paid	(6,086)	(6,031)	(12,117)	(5,343)	(5,838)	(11,181)	(182)	(176)
Plan expenses and premiums paid	—	—	—	(66)	—	(66)	—	—
Actuarial loss (gain)	7,809	2,146	9,955	(77,244)	(20,688)	(97,932)	(150)	(263)
Translation differences and other	6,233	—	6,233	(17,893)	—	(17,893)	—	—
Gross benefit obligation at end of year	$144,779	$79,063	$223,842	$130,554	$79,086	$209,640	$1,343	$1,606

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)

	Pension Benefits						Other Post- Retirement Benefits
	2023			2022			2023	2022
	Foreign	U.S.	Total	Foreign	U.S.	Total	U.S.	U.S.
Change in plan assets
Fair value of plan assets at beginning of year	$129,944	$59,591	$189,535	$216,886	$77,680	$294,566	$—	$—
Actual return on plan assets	4,474	4,640	9,114	(65,396)	(14,871)	(80,267)	—	—
Employer contributions	1,566	2,767	4,333	3,241	2,620	5,861	182	176
Employee contributions	—	—	—	20	—	20	—	—
Plan settlements	—	—	—	(1,726)	—	(1,726)	—	—
Benefits paid	(6,086)	(6,031)	(12,117)	(5,343)	(5,838)	(11,181)	(182)	(176)
Plan expenses and premiums paid	—	—	—	(66)	—	(66)	—	—
Translation differences	5,489	—	5,489	(17,672)	—	(17,672)	—	—
Fair value of plan assets at end of year	$135,387	$60,967	$196,354	$129,944	$59,591	$189,535	$—	$—
Net benefit obligation recognized	$(9,392)	$(18,096)	$(27,488)	$(610)	$(19,495)	$(20,105)	$(1,343)	$(1,606)

Amounts recognized in the balance sheet consist of:
Non-current assets	$2,834	$—	$2,834	$8,639	$—	$8,639	$—	$—
Current liabilities	(273)	(1,757)	(2,030)	(210)	(1,128)	(1,338)	(178)	(222)
Non-current liabilities	(11,953)	(16,339)	(28,292)	(9,039)	(18,367)	(27,406)	(1,165)	(1,384)
Net benefit obligation recognized	$(9,392)	$(18,096)	$(27,488)	$(610)	$(19,495)	$(20,105)	$(1,343)	$(1,606)
Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss:
Prior service (cost) credit	(353)	—	(353)	(333)	(36)	(369)	—	16
Accumulated (loss) gain	(19,117)	2,248	(16,869)	(10,387)	2,532	(7,855)	1,241	1,218

AOCI	(19,470)	2,248	(17,222)	(10,720)	2,496	(8,224)	1,241	1,234
Cumulative employer contributions in excess of or (below) net periodic benefit cost	10,078	(20,344)	(10,266)	10,110	(21,991)	(11,881)	(2,584)	(2,840)
Net benefit obligation recognized	$(9,392)	$(18,096)	$(27,488)	$(610)	$(19,495)	$(20,105)	$(1,343)	$(1,606)
The accumulated benefit obligation for all defined benefit pension plans was $217.5 million ($79.1 million U.S. and $138.4 million Foreign) and $204.5 million ($79.1 million U.S. and approximately $125.4 million Foreign) as of December 31, 2023 and 2022, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2023			2022
	Foreign	U.S.	Total	Foreign	U.S.	Total
Accumulated benefit obligation	75,402	79,063	154,465	5,983	79,086	85,069
Fair value of plan assets	69,419	60,967	130,386	1,842	59,591	61,433
Information for pension plans with a projected benefit obligation in excess of plan assets:

	2023			2022
	Foreign	U.S.	Total	Foreign	U.S.	Total
Projected benefit obligation	$93,733	$79,063	$172,796	$71,318	$79,086	$150,404
Fair value of plan assets	81,507	60,967	142,474	61,805	59,591	121,396

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Components of net periodic benefit costs – pension plans:

	2023			2022
	Foreign	U.S.	Total	Foreign	U.S.	Total
Service cost	$399	$28	$427	$465	$47	$512
Interest cost	6,083	3,849	9,932	3,079	2,145	5,224
Expected return on plan assets	(5,271)	(2,799)	(8,070)	(4,472)	(3,509)	(7,981)
Settlement gain	—	—	—	(71)	—	(71)
Curtailment (gain) loss	(213)	15	(198)	207	—	207
Actuarial loss amortization	388	22	410	658	323	981
Prior service cost amortization	28	6	34	3	7	10
Net periodic benefit cost (income)	$1,414	$1,121	$2,535	$(131)	$(987)	$(1,118)

	2021
	Foreign	U.S.	Total
Service cost	$698	$547	$1,245
Interest cost	2,594	1,737	4,331
Expected return on plan assets	(4,686)	(3,611)	(8,297)
Settlement loss	35	—	35
Actuarial loss amortization	996	2,252	3,248
Prior service credit amortization	3	7	10
Net periodic benefit (income) cost	$(360)	$932	$572
Other changes recognized in other comprehensive income – pension plans:

	2023			2022
	Foreign	U.S.	Total	Foreign	U.S.	Total
Net (gain) loss arising during the period	$8,605	$398	$9,003	$(7,008)	$(3,555)	$(10,563)
Settlement loss	—	(23)	(23)	—	(323)	(323)
Prior service (cost) credit	—	(15)	(15)	303	(7)	296
Actuarial (loss) gain	(388)	(92)	(480)	(587)	1,247	660
Curtailment recognition	(28)	—	(28)	(3)	—	(3)
Effect of exchange rates on amounts included in AOCI	560	—	560	(1,169)	—	(1,169)
Total recognized in other comprehensive loss (income)	8,749	268	9,017	(8,464)	(2,638)	(11,102)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$10,163	$1,389	$11,552	$(8,595)	$(3,625)	$(12,220)

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)

	2021
	Foreign	U.S.	Total
Net (gain) loss arising during period	$(388)	$(448)	$(836)
Settlement loss	(83)	(2,252)	(2,335)
Prior service credit	—	(7)	(7)
Actuarial (loss) gain	(954)	(6,925)	(7,879)
Curtailment recognition	(3)	—	(3)
Effect of exchange rates on amounts included in AOCI	(1,390)	—	(1,390)
Total recognized in other comprehensive loss	(2,818)	(9,632)	(12,450)
Total recognized in net periodic benefit cost and other comprehensive loss	$(3,178)	$(8,700)	$(11,878)
Components of net periodic benefit costs – other postretirement plan:

	2023	2022	2021
Service cost	$—	$—	$1
Interest cost	69	37	27
Actuarial gain amortization	(128)	(79)	(82)
Prior service credit amortization	(16)	(32)	(31)
Net periodic benefit costs	$(75)	$(74)	$(85)
Other changes recognized in other comprehensive income – other postretirement benefit plans:

	2023	2022	2021
Net (gain) loss arising during period	$(150)	$(263)	$(992)
Recognition of amortizations in net periodic benefit cost	—	(2)	(78)
Prior service credit	16	32	31
Actuarial gain amortization	127	79	82
Total recognized in other comprehensive (income) loss	(7)	(154)	(957)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(82)	$(228)	$(1,042)
Weighted-average assumptions used to determine benefit obligations as of December 31, 2023 and 2022:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
U.S. Plans
Discount rate	4.94%	5.21%	4.87%	5.14%
Rate of compensation increase	N/A	N/A	N/A	N/A

Foreign Plans
Discount rate	4.35%	6.29%	N/A	N/A
Rate of compensation increase	3.27%	3.93%	N/A	N/A

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2023, 2022 and 2021:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
U.S. Plans
Discount rate	5.21%	2.67%	2.67%	5.15%	2.45%	1.90%
Expected long-term return on plan assets	5.50%	5.75%	5.75%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	6.00%	N/A	N/A	N/A

Foreign Plans
Discount rate	4.77%	3.97%	1.38%	N/A	N/A	N/A
Expected long-term return on plan assets	4.03%	2.26%	2.06%	N/A	N/A	N/A
Rate of compensation increase	3.38%	3.21%	2.52%	N/A	N/A	N/A
The long-term rates of return on assets were selected from within the reasonable range of rates determined by (a) historical real returns for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. See Note 1 for additional information.
Assumed health care cost trend rates as of December 31, 2023, 2022 and 2021:

	2023	2022	2021
Health care cost trend rate for next year	6.87%	5.60%	5.65%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2048	2047	2046
Plan Assets and Fair Value
The Company’s pension plan target asset allocation and the weighted-average asset allocations as of December 31, 2023 and 2022 by asset category were as follows:

Asset Category	Target	2023	2022
U.S. Plans
Equity securities	30%	23%	32%
Debt securities	70%	70%	60%
Other	—%	7%	8%
Total	100%	100%	100%

Foreign Plans
Equity securities	15%	15%	8%
Debt securities	60%	63%	79%
Other	25%	22%	13%
Total	100%	100%	100%
As of December 31, 2023 and 2022, “Other” consisted principally of cash and cash equivalents, and investments in real estate funds.
The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the fair value hierarchy, where applicable (refer to Note 1, Basis of Presentation and Significant Accounting Policies, for a definition of the levels of the fair value hierarchy):
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and money market funds and are classified as Level 1 investments.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Commingled Funds
Investments in the U.S. pooled separate accounts consist primarily of mutual funds, each of which follows a separate investment strategy, and are valued based on the reported unit value at year end. Foreign pension plan commingled funds represent pooled institutional investments, including primarily collective investment trusts. These commingled funds are not available on an exchange or in an active market and these investments are valued using their net asset value (“NAV”), which is generally based on the underlying asset values of the investments held in the trusts. As of December 31, 2023, the foreign pension plan commingled funds included approximately 35 percent of investments in equity securities, 50 percent of investments in fixed income securities, and 14 percent of other non-related investments, primarily real estate. As of December 31, 2022, the foreign pension plan commingled funds included approximately 34 percent of investments in equity securities, 50 percent of investments in fixed income securities, and 16 percent of other non-related investments, primarily real estate.
Pooled Separate Accounts
Investments in the U.S. pension plan pooled separate accounts consist of annuity contracts and are valued based on the reported unit value at year end. Units of the pooled separate account are not traded on an exchange or in an active market; however, valuation is based on the underlying investments of each pooled separate account and are classified as Level 2 investments. As of December 31, 2023, the U.S. pension plan pooled separate accounts included approximately 25 percent of investments in equity securities and 75 percent of investments in fixed income securities.
Fixed Income Government Securities
Investments in foreign pension plans fixed income government securities were valued using third party pricing services which are based on a combination of quoted market prices on an exchange in an active market as well as proprietary pricing models and inputs using observable market data and are classified as Level 2 investments.
Insurance Contract
The Company’s foreign pension plans invest in two separate insurance contracts. Investments in the first foreign pension plan insurance contract are valued at the highest value available for the Company at year end, either the reported cash surrender value of the contract or the vested benefit obligation. Both the cash surrender value and the vested benefit obligation are determined based on unobservable inputs, which are contractually or actuarially determined, regarding returns, fees, the present value of the future cash flows of the contract and benefit obligations.
During 2023, one of the Company’s foreign pension plans invested in an insurance contract that is valued at the value available for the Company at year end (i.e. the vested benefit obligation). The vested benefit obligation is determined based on unobservable inputs, which are actuarially determined, regarding returns, the present value of the future cash flows of the contract and benefit obligations. Both this contract and the contract described above are classified as Level 3 investments.
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
Diversified Investment Fund - Registered Investment Companies
Investments in the foreign pension plan diversified investment fund of registered investment companies are based upon the quoted redemption value of shares in the fund owned by the plan at year end. This fund is not available on an exchange or in an active market and this investment is valued using its NAV, which is generally based on the underlying asset values of the investments held. There were no such investments as of December 31, 2023 and 2022.

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
Real Estate
The U.S. and foreign pension plans’ investment in real estate consists of investments in property funds. The funds’ underlying investments consist of real property which are valued using unobservable inputs. These property funds are classified as Level 3 investments.
As of December 31, 2023 and 2022, the U.S. and foreign plans’ investments measured at fair value on a recurring basis were as follows:

		Fair Value Measurements at December 31, 2023
	Total Fair Value	Using Fair Value Hierarchy
U.S. Pension Assets		Level 1	Level 2	Level 3
Pooled separate accounts	$56,820	$—	$56,820	$—
Real estate	4,147	—	—	4,147
Subtotal U.S. pension plan assets in fair value hierarchy	$60,967	$—	$56,820	$4,147
Total U.S. pension plan assets	$60,967

Foreign Pension Assets
Cash and cash equivalents	$1,582	$1,582	$—	$—
Insurance contract	118,393	—	—	118,393
Diversified equity securities - registered investment companies	1,892	—	1,892	—
Fixed income – foreign registered investment companies	9,676	—	9,676	—
Real estate	1,771	—	—	1,771
Subtotal foreign pension assets in fair value hierarchy	$133,314	$1,582	$11,568	$120,164
Commingled funds measured at NAV	2,073
Total foreign pension assets	$135,387

Total pension assets in fair value hierarchy	$194,281	$1,582	$68,388	$124,311
Total pension assets measured at NAV	2,073
Total pension assets	$196,354

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)

		Fair Value Measurements at December 31, 2022
	Total Fair Value	Using Fair Value Hierarchy
U.S. Pension Assets		Level 1	Level 2	Level 3
Pooled separate accounts	$54,596	$—	$54,596	$—
Real estate	4,995	—	—	4,995
Subtotal U.S. pension plan assets in fair value hierarchy	$59,591	$—	$54,596	$4,995
Total U.S. pension plan assets	$59,591

Foreign Pension Assets
Cash and cash equivalents	$4,923	$4,923	$—	$—
Insurance contract	59,963	—	—	59,963
Diversified equity securities - registered investment companies	5,211	—	5,211	—
Fixed income – foreign registered investment companies	54,098	—	54,098	—
Real estate	3,907	—	—	3,907
Subtotal foreign pension assets in fair value hierarchy	$128,102	$4,923	$59,309	$63,870
Commingled funds measured at NAV	1,842
Total foreign pension assets	$129,944

Total pension assets in fair value hierarchy	$187,693	$4,923	$113,905	$68,865
Total pension assets measured at NAV	1,842
Total pension assets	$189,535
During the third quarter of 2023, one of the Company’s pension plans in the U.K. liquidated approximately $50 million of its invested assets and subsequently funded and entered into an insurance annuity contract, which will provide for the pension plan’s defined benefit obligations to participants.
Certain investments that are measured at fair value using the NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented for these investments in the preceding tables are intended to permit reconciliation of the fair value hierarchies to the line items presented in the statements of net assets available for benefits.
Changes in the fair value of the plans’ Level 3 investments during the years ended December 31, 2023 and 2022 were as follows:

	Insurance Contract	Real Estate	Alternative Investments	Total
Balance as of December 31, 2021	$99,527	$11,547	$6,979	$118,053
Purchases	(1,136)	(122)	(6,979)	(8,237)
Unrealized losses	(32,305)	(1,842)	—	(34,147)
Currency translation adjustment	(6,123)	(681)	—	(6,804)
Balance as of December 31, 2022	59,963	8,902	—	68,865
Purchases	47,640	(303)	—	47,337
Unrealized gains (losses)	7,621	(2,867)	—	4,754
Currency translation adjustment	3,169	186	—	3,355
Balance as of December 31, 2023	$118,393	$5,918	$—	$124,311

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The Company contributes to a multiemployer defined benefit pension plan under terms of a collective bargaining union contract (the Cleveland Bakers and Teamsters Pension Fund, Employer Identification Number: 34-0904419-001). The expiration date of the collective bargaining contract is May 1, 2025. As of January 1, 2022, the last valuation date available for the multiemployer plan, total plan liabilities were approximately $576 million. As of December 31, 2022, the multiemployer pension plan had total plan assets of approximately $340 million. The Company’s contribution rate to the multiemployer pension plan is specified in the collective bargaining union contract and contributions are made to the plan based on its union employee payroll. The Company contributed $0.1 million during the year ended December 31, 2023. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain contingent liabilities upon an employer who is a contributor to a multiemployer pension plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. While the Company may also have additional liabilities imposed by law as a result of its participation in the multiemployer defined benefit pension plan, there is no liability as of December 31, 2023.
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
Cash Flows
Contributions
The Company expects to make cash contributions of approximately $5.7 million to its pension plans (approximately $3.3 million U.S. and $2.4 million Foreign) and approximately $0.2 million to its other postretirement benefit plan in 2024.
Estimated Future Benefit Payments
Excluding any impact related to the PPA noted above, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits			Other Post- Retirement Benefits
	Foreign	U.S.	Total
2024	$6,235	$7,657	$13,892	$178
2025	6,640	6,805	13,445	168
2026	7,403	6,793	14,196	160
2027	7,127	6,154	13,281	139
2028	7,328	6,085	13,413	130
2029 to 2033	45,090	28,648	73,738	517
The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $0.6 million, $0.7 million and $3.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, representing the annual accrued benefits under this plan.
Defined Contribution Plan
The Company sponsors various defined contribution plans in both its U.S. and non-U.S. subsidiaries, under which eligible participants may defer a portion of their compensation up to the allowable amount as determined by the plan. All contributions and Company matches are invested at the direction of the participant. The most significant plan is the Company's primary U.S. 401(k) plan with an employer match covering a majority of its U.S. employees. Beginning in April 2020 and continuing through March 2021, the Company matched both non-elective and elective 401(k) contributions in fully vested shared of the Company’s common stock rather than cash. See Note 8 for additional information. Total Company contributions under this U.S. 401(k) plan were $6.1 million, $7.2 million and $4.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 21 – Other Non-Current Liabilities
Other non-current liabilities as of December 31, 2023 and 2022 were as follows:

	2023	2022
Uncertain tax positions, including interest and penalties (See Note 10)	$19,630	$20,322
Non-current income taxes payable (See Note 10)	4,695	8,883
Environmental reserves (See Note 25)	3,874	4,342
Deferred and other long-term compensation	2,871	3,132
Acquisition-related earnout liability (See Note 2)	475	1,024
Other	260	961
Total other non-current liabilities	$31,805	$38,664
Note 22 – Equity and Accumulated Other Comprehensive Loss
The Company has 30,000,000 shares of common stock authorized with a par value of $1, and 17,991,988 and 17,950,264 shares issued and outstanding as of December 31, 2023 and 2022, respectively. The change in shares issued and outstanding during 2023 was primarily related to 38,522 shares issued for share-based compensation plans and 3,202 shares issued for the exercise of stock options and other share activity.
The Company is authorized to issue 10,000,000 shares of preferred stock with $1 par value, subject to approval by the Board. The Board may designate one or more series of preferred stock and the number of shares, rights, preferences, and limitations of each series. As of December 31, 2023, no preferred stock had been issued.
On February 28, 2024, the Board approved a new share repurchase program (“2024 Share Repurchase Program”), authorizing the Company to repurchase up to an aggregate of $150 million of the Company’s outstanding common stock. The 2024 Share Repurchase Program is effective immediately and has no expiration date. In connection with the 2024 Share Repurchase Program, the Company’s previous share repurchase program (“2015 Share Repurchase Program”), which was approved by the Board in 2015 and had no expiration date, was terminated. The 2015 Share Repurchase Program was approved for the repurchase of up to $100 million of Quaker Chemical Corporation common stock. As of December 31, 2023, there was approximately $86.9 million of common stock remaining under the 2015 Share Repurchase Program. The Company did not repurchase any shares under any programs for the years ended December 31, 2023, 2022 and 2021.
Under the 2024 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company plans to employ trading plans for the repurchase of shares pursuant to the 2024 Share Repurchase Program, which would permit the Company to purchase shares, at predetermined price targets, when it may otherwise be precluded from doing so. The repurchases may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The following table shows the reclassifications from and resulting balances of AOCI for the years ended December 31, 2023, 2022 and 2021:

	Currency Translation Adjustments	Defined Benefit Pension Plans	Unrealized Gain (Loss) in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of December 31, 2020	$(2,875)	$(23,467)	$3,342	$(3,598)	$(26,598)
Other comprehensive income (loss) before reclassifications	(46,968)	11,948	(531)	2,890	(32,661)
Amounts reclassified from AOCI	—	1,459	(3,197)	—	(1,738)
Related tax amounts	—	(3,112)	783	(664)	(2,993)
Balance as of December 31, 2021	(49,843)	(13,172)	397	(1,372)	(63,990)
Other comprehensive (loss) income before reclassifications	(82,318)	10,789	(3,276)	—	(74,805)
Amounts reclassified from AOCI	—	479	895	1,372	2,746
Related tax amounts	—	(2,691)	500	—	(2,191)
Balance as of December 31, 2022	(132,161)	(4,595)	(1,484)	—	(138,240)
Other comprehensive income (loss) before reclassifications	16,744	(7,702)	1,753	1,828	12,623
Amounts reclassified from AOCI	—	(464)	547	—	83
Related tax amounts	—	2,023	(483)	(421)	1,119
Balance as of December 31, 2023	$(115,417)	$(10,738)	$333	$1,407	$(124,415)
All reclassifications related to Unrealized gain (loss) on available-for-sale securities relate to the Company’s equity interest in a captive insurance company and are recorded in Equity in net income of associated companies. The amounts reported in Other comprehensive income (loss) for non-controlling interest are related to Currency translation adjustments.
Note 23 – Fair Value Measures
Fair value is defined as an exit price, or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
• Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities.
• Level 2 - Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability.
• Level 3 - Inputs that are unobservable for the asset or liability based on our own assumptions about the assumptions market participants would use in pricing the asset or liability.
Refer to Note 24, Hedging Activities, for a description of the Company’s derivative instruments including the valuation techniques used to determine fair value and support for their classification within Level 2 of the fair value hierarchy.
The Company values its company-owned life insurance policies at fair value based on quotes for like instruments with similar credit ratings and terms. During June 2023, the Company surrendered and liquidated $1.9 million of these life insurance policies. As a result, the Company owns an immaterial remaining amount of company-owned life insurance policies as of the year ended December 31, 2023. These assets were subject to fair value measurement as follows:

		Fair Value Measurements at December 31, 2022
	Total Fair Value	Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3
Company-owned life insurance	$2,114	$—	$2,114	$—
Total	$2,114	$—	$2,114	$—
The Company did not hold any Level 3 investments as of December 31, 2023 or 2022, respectively.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Items Measured at Fair Value on Nonrecurring Basis
The Company is also required to measure certain items, including intangible assets and goodwill, at fair value on a nonrecurring basis. For non-observable market values, the Company determines fair value using acceptable valuation principles, including the excess earnings, relief from royalty, lost profit, or cost methods. The determination of the estimated fair values of intangible assets and goodwill requires management’s judgment and involves the use of significant estimates and assumptions, including revenue growth rates, gross margin levels, operating expenses, the weighted average cost of capital (“WACC”), and royalty rates, among other items. Significant unobservable inputs used to estimate the fair values as of the Company’s October 1, 2023 goodwill impairment assessment included WACCs of 11.0%, 12.0% and 11.0% for the Company’s Americas, EMEA and Asia/Pacific reporting units, respectively. See Note 15 for additional information.
Note 24 – Hedging Activities
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
Foreign Exchange Forward Contracts
A significant portion of the Company’s revenues and earnings are generated by its foreign operations. These foreign operations also represent a significant portion of the Company’s assets and liabilities. Generally, these foreign operations have the local currency as their functional currency and many have transactions in currencies other than their functional currency, which creates foreign exchange risk. The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain monetary assets and liabilities denominated in certain foreign currencies. These forward contracts are marked-to-market at each reporting date. Changes in the fair value of the underlying instrument and settlements are recognized in earnings in Other non-operating income, net. The fair value of the forward contract is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments.
All open foreign exchange forward contracts as of December 31, 2023 were entered into as hedges against the U.S. dollar. As of December 31, 2023, the Company had open foreign exchange forward contracts with a notional U.S. dollar value of the following:

Currency	December 31, 2023
Mexican Peso	$16,700
Japanese Yen	9,000
Total	$25,700
Open foreign exchange forward contracts as of December 31, 2023 had maturities occurring over a period of one month.
Interest Rate Swaps
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as the Secured Overnight Financing Rate (“SOFR”), in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three year interest rate swaps to convert a portion of the Company’s variable rate borrowings into a fixed rate obligation. See Note 19 for additional information.
These interest rate swaps are designated as cash flow hedges and, as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective and reclassified to interest expense in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. Interest rate swaps are entered into with a limited number of counterparties within several tranches, each of which allows for net settlement of all contracts through a single payment to participating counterparties in a single currency in the event of a default or termination of any one contract. As such, in accordance with the Company’s accounting policy, these derivative instruments are recorded on a net basis within the Consolidated Balance Sheets.
Prior to expiration in October 2022, the interest rate swaps associated with the Original Credit Facility were entered into with a limited number of counterparties, each of which allowed for net settlement of all contracts through a single payment in a single currency in the event of a default or termination of any one contract. As such, in accordance with the Company’s accounting policy, these derivative instruments were recorded on a net basis within the Consolidated Balance Sheets.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The fair value of the Company’s interest rate swaps and forward exchange contracts is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments, using standard pricing models that consider the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. These standard pricing models utilize inputs that are derived from or corroborated by observable market data such as interest rate yield curves as well as currency spot and forward rates; therefore, the fair value of our derivatives is classified as a Level 2 measurement. The balance sheet classification and fair values of the Company’s derivative instruments are as follows:

Derivative instruments	Consolidated Balance Sheet Location	December 31,
		2023	2022
Interest rate swaps	Other non-current assets	$1,828	$—
Foreign currency forward contracts	Other accrued liabilities	(159)	—
The following table presents the net unrealized loss deferred to AOCI:

		December 31,
		2023	2022
Derivatives designated as cash flow hedges
Interest rate swaps	AOCI	$1,407	$—
The following table presents the net gain recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021:

Derivative instruments	Consolidated Statement of Operations Location	2023	2022	2021
Interest rate swaps	Interest expense, net	$3,555	$—	$2,649
Foreign exchange forward contracts	Other income, net	2,134	—	—
Total		$5,689	$—	$2,649
Note 25 – Commitments and Contingencies
In the early 1990s, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). In 2004, the Orange County Water District (“OCWD”) filed a civil complaint against ACP and other parties seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Pursuant to a settlement agreement with OCWD, ACP agreed, among other things, to operate the two groundwater treatment systems to hydraulically contain groundwater contamination emanating from ACP’s site until the concentrations of PERC released by ACP fell below the current Federal maximum contaminant level for four consecutive quarterly sampling events. In 2014, ACP ceased operation at one of its two groundwater treatment systems, as it had met the above condition for closure. In 2020, the Santa Ana Regional Water Quality Control Board asked that ACP conduct some additional indoor and outdoor soil vapor testing on and near the ACP site to confirm that ACP continues to meet the applicable local standards. ACP began to perform such testing program work in 2022, and testing is expected to continue into 2024. As of December 31, 2023, ACP believes it is close to meeting the conditions for closure of the remaining groundwater treatment system but continues to operate this system while in discussions with the relevant authorities.
As of December 31, 2023, the Company believes that the range of potential-known liabilities associated with the balance of the ACP water remediation program is approximately $0.1 million to $1.0 million. The low and high ends of the range are based on the length of operation of the treatment system as determined by groundwater modeling. Costs of operation include the operation and maintenance of the extraction well, groundwater monitoring, program management, and soil vapor testing.

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
Additionally, the Company is party to environmental matters related to certain domestic and foreign properties. These environmental matters primarily require the Company to perform long-term monitoring, as well as operating and maintenance at each of the applicable sites. During the year ended December 31, 2023, there have been no significant changes to the facts or circumstances of these matters, aside from ongoing monitoring and maintenance activities and routine payments associated with each of these sites. Based on the Company’s current obligations, historical costs incurred, and projected costs to be incurred over the next 26 years, the Company estimated the present value range of costs for all of these environmental matters, on a discounted basis, to be between approximately $5.0 million and $6.0 million as of December 31, 2023, for which $5.1 million is accrued within other accrued liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2023. Comparatively, as of December 31, 2022, the Company had $5.3 million accrued for these matters.
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
The Company believes that it has made adequate accruals for costs associated with other environmental matters of which it is aware. Approximately $0.2 million and $0.3 million were accrued as of December 31, 2023 and 2022, respectively, to provide for such anticipated future environmental assessments and remediation costs.
During 2021, one of the Company’s Brazilian subsidiaries received a notice that it had prevailed on an existing legal claim in regard to certain non-income (indirect) taxes that had been previously charged and paid, specifically the program of social integration (“PIS”) and contribution for the financing of social security (“COFINS”) levied by the Brazilian States on the sale of goods. As a result of these court rulings, during 2021, the Company recognized non-income tax credits of 67.0 million BRL or approximately $13.3 million, which was recorded within Prepaid and other current assets on the Company’s Consolidated Balance Sheet. As of December 31, 2023 and 2022, the Company used the full amount of credits.
During 2021, two of the Company’s locations suffered property damages as a result of flooding and electrical fire, respectively. The Company maintains property insurance for all of its facilities globally. In Conshohocken, Pennsylvania, the Company’s global headquarters, as well as its laboratory, experienced property damages as a result of flooding from Hurricane Ida. Also, one of the Company’s North American production facilities experienced an electrical fire that resulted in damage and the temporary shutdown of production, and also required remediation, cleaning, and subsequent restoration. The Company, its insurance adjuster and insurance carrier actively managed the remediation and restoration activities associated with each of these events and have settled both claims. Through December 31, 2023, the Company received payments from its insurers of $7.2 million associated with these events after an aggregate deductible of $2.0 million. For the years ended December 31, 2023 and 2022, the Company recognized a gain on insurance recoveries of $2.1 million and $1.8 million, respectively. The Company has no remaining insurance receivable associated with these events as of December 31, 2023. The Company and its insurance carrier continue to review the impact of the electrical fire on the production facility’s operations as it relates to a potential business interruption insurance claim; however, as of the date of this Report, the Company cannot reasonably estimate any probable amount of business interruption insurance claim recoverable. Therefore, the Company has not recorded a gain contingency for a possible business interruption insurance claim as of December 31, 2023.
The Company is party to other litigation which management currently believes will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition. In addition, the Company has an immaterial amount of contractual purchase obligations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of December 31, 2023, the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (the “COSO framework”). Based on its assessment, Management has concluded that as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in “Item 8. Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the fourth quarter of the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of the year ended December 31, 2023.
Item 9B. Other Information.
Insider Trading Arrangements and Policies
No director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the Company’s fourth quarter ended December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference is (i) the information beginning with and including the caption “Proposal 1—Election of Directors and Nominee Biographies” in Quaker Houghton’s definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year ended December 31, 2023 (the “2024 Proxy Statement”) to, but not including, the sub-caption “Governance Committee Procedures for Selecting Director Nominees,” (ii) the information appearing in Item 4(a) of this Report, (iii) the information in the 2024 Proxy Statement beginning with and including the sub-caption “Code of Conduct” to, but not including, the caption “Compensation Committee Interlocks and Insider Participation,” and (iv) the information in the 2024 Proxy Statement beginning with and including the sub-caption “Shareholder Nominations and Recommendations” to, but not including, the sub-caption “Board Oversight of Risk.” Information about our Executive Officers is included in Item 4(a) of this Report.
Item 11. Executive Compensation.
Incorporated by reference is (i) the information in the 2024 Proxy Statement beginning with and including the caption “Compensation Committee Interlocks and Insider Participation” to, but not including the caption “Stock Ownership of Certain Beneficial Owners and Management.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference is the information in the 2024 Proxy Statement beginning with and including the caption “Stock Ownership of Certain Beneficial Owners and Management” to, but not including, the caption “Certain Relationships and Related Party Transactions.”
Equity Compensation Plans
The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2023. Each number of securities reflected in the table is a reference to shares of Quaker common stock.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	62,853	$214.40	460,407	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	62,853	$214.40	460,407	(1)
(1)As of December 31, 2023, 304,900 of these shares were available for issuance as restricted stock awards under the Company’s 2001 Global Annual Incentive Plan, 81,390 shares were available for issuance upon the exercise of stock options and/or as restricted stock awards and/or restricted stock unit awards under the Company’s 2016 Long-Term Performance Incentive Plan and 74,117 shares were available for issuance under the 2023 Director Stock Ownership Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference is (i) the information in the 2024 Proxy Statement beginning with and including the caption “Certain Relationships and Related Party Transactions” to, but not including, the caption “Proposal 5 — Ratification of Appointment of Independent Registered Public Accounting Firm,” (ii) the information in the 2024 Proxy Statement beginning with and including the sub-caption “Director Independence” to, but not including, the sub-caption “Governance Committee Procedures for Selecting Director Nominees,” and (iii) the information in the 2024 Proxy Statement beginning with and including the caption “Meetings and Committees of the Board” to, but not including, the caption “Compensation Committee Interlocks and Insider Participation.”
Item 14. Principal Accountant Fees and Services.
Incorporated by reference is the information in the 2024 Proxy Statement beginning with and including the sub-caption “Audit Fees” to, but not including, the statement recommending a vote for ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2024.

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
Share Purchase Agreement, dated April 4, 2017, by and among Quaker Chemical Corporation, a Pennsylvania corporation, Gulf Houghton Lubricants, Ltd., an exempted company incorporated under the laws of the Cayman Islands, Global Houghton Ltd., an exempted company incorporated under the laws of the Cayman Islands, and certain members of the management of Global Houghton Ltd. and Gulf Houghton Lubricants, Ltd., as agent for the Sellers. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K, filed on April 5, 2017.***

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
Claim Handling and Funding Agreement between SB Decking, Inc., an inactive subsidiary of Registrant, and Employers Insurance Company of Wausau dated September 25, 2007. Incorporated by reference to Exhibit 10(k) as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2007.

10.2	—
Settlement Agreement and Mutual Release entered into between AC Products, Inc., wholly owned subsidiary of Registrant, and Orange County Water District, effective November 8, 2007. Incorporated by reference to Exhibit 10.47 as filed by the Registrant with Form 10-K for the year ended 2007.

10.3	—
Memorandum of Employment by and between Registrant and Joseph Berquist dated April 1, 2010. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010.†

10.4	—
Change in Control Agreement by and between Registrant and Joseph Berquist dated April 1, 2010. Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2010.†

10.5	—
Employment Agreement by and between Registrant and Joseph Berquist dated August 18 2021, effective on September 9, 2021. Incorporated by reference to Exhibit 10.3 as filed by the registrant with Form 10-Q for the quarter ended September 30, 2021.†

10.6	—
Employment Agreement by and between Registrant and Andrew Tometich dated September 2, 2021, effective on October 11, 2021. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2021.†

10.7	—
Change in Control Agreement by and between Registrant and Andrew Tometich dated September 2, 2021, effective on October 11, 2021. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended on September 30, 2021.†

10.8	—
Form of Change of Control Agreement by and between the Registrant and certain executive officers (including Robert Traub, Jeewat Bijlani, and David Slinkman). Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q, filed on November 12, 2019.†

10.9	—
Memorandum of Employment by and between the Registrant and Shane Hostetter dated and effective April 19, 2021. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended on March 31, 2021.†

10.10	—
Form of Change of Control Agreement by and between the Registrant and Shane Hostetter dated and effective April 19, 2021. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter that ended on March 31, 2021.†

10.11	—
Memorandum of Employment by and between the Registrant and Melissa Leneis dated May 24, 2022 and effective July 5, 2022. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2022.†

10.12	—
Form of Change of Control Agreement by and between the Registrant and certain executive officers (including Melissa Leneis). Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2022.†

10.13	—
Memorandum of Employment by and between the Registrant and Dhruwa Rai dated June 23, 2022 and effective July 6, 2022. Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2022.†

10.14	—	Memorandum of Employment by and between the Registrant and Jeffrey Kutz dated November 30, 2023 and effective January 2, 2024.*†

10.15	—
Employment Agreement by and between the Registrant and Anna Ransley dated July 31, 2023, effective July 31,2023. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2023.†

10.16	—
Form of Change of Control Agreement by and between the Registrant and certain executive officers (including Anna Ransley). Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2023.†

10.17	—
Employment Agreement by and between the Registrant and Jeffrey Fleck dated January 23, 2023, effective February 27, 2023. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2023.†

10.18	—
Form of Change of Control Agreement by and between the Registrant and certain executive officers (including Jeffrey Fleck). Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2023.†

10.19	—
Supplemental Retirement Income Program (as amended and restated effective January 1, 2008), approved November 19, 2008. Incorporated by reference to Exhibit 10.58 as filed by the Registrant with Form 10-K for the year ended 2008.†

10.20	—	2013 Director Stock Ownership Plan as approved May 8, 2013. Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed on March 28, 2013.†

10.21	—	Quaker Chemical Corporation 2023 Director Stock Ownership Plan. Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on March 31, 2023.†

10.22	—	Retirement Savings Plan, as amended and restated effective January 22, 2021, approved November 1, 2021.†

10.23	—	Quaker Houghton Annual Incentive Plan (as amended and restated effective November 17, 2021).†

10.24	—	2016 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed on March 28, 2016.†

10.25	—
Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2016 Long- Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 8-K filed on May 6, 2016.†

10.26	—
Form of Restricted Stock Unit Agreement for executive officers and other employees under Registrant’s 2016 Long- Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.4 as filed by Registrant with Form 8-K filed on May 6, 2016.†

10.27	—
Form of Stock Option Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.30 as filed by the Registrant with Form 10-K for the year ended 2019.†

10.28	—
Chief Executive Officer Transition Agreement dated April 22, 2021, effective December 31, 2021. Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q for the quarter ended on March 31, 2021.†

10.29	—
Form of Restricted Stock Award Agreement for non-employee directors under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended on June 30, 2021.†

10.30	—
Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2016 Long- Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10- Q for the quarter ended on June 30, 2021. †

10.31	—
Form of Incentive Stock Option Award Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended on June 30, 2021.†

10.32	—
Form of Non-Qualified Stock Option Award Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q for the quarter ended on June 30, 2021.†

10.33	—
Form of Restricted Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.5 as filed by the Registrant with Form 10-Q for the quarter ended on June 30, 2021.†

10.34	—
Form of Performance Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.6 as filed by the Registrant with Form 10-Q for the quarter ended on June 30, 2021.†

10.35	—
Form of Performance Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended on March 31, 2023.†

10.36	—
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

10.38	—
Senior Secured Credit Facilities Commitment Letter, dated April 4, 2017, by and among Quaker Chemical Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank AG New York Branch and Deutsche Bank Securities Inc. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K, filed on April 7, 2017.

10.39	—
Credit Agreement, dated as of August 1, 2019, among Quaker Chemical Corporation and certain of its subsidiaries, Banks of America, N.A. and each of the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 8-K filed on August 2, 2019.***

10.40	—
Amendment No. 1, dated as of March 17, 2020, to the Credit Agreement, dated as of August 1, 2019. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K filed on March 17, 2020.

10.41	—	Amendment No. 2, dated as of December 10, 2021, to the Credit Agreement, dated as of August 1, 2019.

10.42	—
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

10.45	—
Amendment No 1, effective March 1, 2020, to the Quaker Houghton Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with its quarterly report on Form 10-Q on May 11, 2020.†

10.46	—
Amendment No 2, effective February 10, 2020, to the Quaker Houghton Retirement Savings Plan. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with its quarterly report on Form 10-Q on August 5, 2020.†

10.47	—
Amendment No 3, effective April 17, 2020, to the Quaker Houghton Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with its quarterly report on Form 10-Q on August 5, 2020.†

21.0	—	Subsidiaries and Affiliates of the Registrant.*

23.0	—	Consent of Independent Registered Public Accounting Firm.*

31.1	—	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	—	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	—	Certification of Andrew E. Tometich pursuant to 18 U.S.C. Section 1350.**

32.2	—	Certification of Shane W. Hostetter pursuant to 18 U.S.C. Section 1350.**

97.0	—	Quaker Houghton Compensation Recoupment Policy

101.INS	—	Inline XBRL Instance Document*

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	—	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	—	Inline XBRL Taxonomy Definition Linkbase Document*

101.LAB	—	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	—	Inline XBRL Taxonomy Presentation Linkbase Document*

104.0	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)*

*	Filed herewith.

**	Furnished herewith.

***	Certain exhibits and schedules have been omitted, and the Company agrees to furnish supplementally to the Securities and Exchange commission a copy of any omitted exhibits and schedules upon request.

†	Management contract or compensatory plan
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
Date: February 29, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ ANDREW E. TOMETICH	Chief Executive Officer and President	February 29, 2024
Andrew E. Tometich	Principal Executive Officer and Director

/s/ SHANE W. HOSTETTER	Executive Vice President, Chief Financial Officer	February 29, 2024
Shane W. Hostetter	Principal Financial Officer

/s/ JEFFREY J. KUTZ	Vice President, Chief Accounting Officer	February 29, 2024
Jeffrey J. Kutz	Principal Accounting Officer

/s/ MICHAEL F. BARRY	Director, Non-Executive Chair of the Board	February 29, 2024
Michael F. Barry

/s/ RUSSELL R. SHALLER	Director	February 29, 2024
Russell R. Shaller

/s/ CHARLOTTE C. HENRY	Director	February 29, 2024
Charlotte C. Henry

/s/ MARK A. DOUGLAS	Director	February 29, 2024
Mark A. Douglas

/s/ JEFFRY D. FRISBY	Director	February 29, 2024
Jeffry D. Frisby

/s/ WILLIAM H. OSBORNE	Director	February 29, 2024
William H. Osborne

/s/ FAY WEST	Director	February 29, 2024
Fay West

/s/ SANJAY HINDUJA	Director	February 29, 2024
Sanjay Hinduja

/s/ RAMASWAMI SESHASAYEE	Director	February 29, 2024
Ramaswami Seshasayee

/s/ MICHAEL SHANNON	Director	February 29, 2024
Michael Shannon