Form 10-K/A
period 2023-12-31
QUAKER CHEMICAL CORP
filed 2024-03-14
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Audit Firm ID	Auditor Name	Auditor Location
238	PricewaterhouseCoopers, LLP	Philadelphia, Pennsylvania
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

EXPLANATORY NOTE
Quaker Chemical Corporation (“The Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “Original Filing”), solely for the purpose of correcting the contractual obligations table contained in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section “Liquidity and Capital Resources” (“Contractual Obligations Table”) included in the Original Filing. The Contractual Obligations Table in the Original Filing contained a clerical error within the figures presented under the “Purchase obligations” caption. The corrected Contractual Obligations Table is as follows:

	Payments due by period
(dollars in thousand)							2029 and Beyond
Contractual Obligations	Total	2024	2025	2026	2027	2028
Long-term debt (See Note 19 of Notes to Consolidated Financial Statements)	$755,046	$23,250	$36,955	$36,914	$647,899	$10,028	$—
Interest obligations (See Note 19 of Notes to Consolidated Financial Statements)	155,556	46,855	44,948	42,601	20,977	175	—
Capital lease obligations (See Note 6 of Notes to Consolidated Financial Statements)	1,032	256	29	229	259	15	244
Operating leases (See Note 6 of Notes to Consolidated Financial Statements)	39,694	13,130	9,027	6,840	3,543	1,909	5,245
Purchase obligations	1,286	1,283	1	1	1	—	—
Income taxes payable (See Note 10 and Note 21 of Notes to Consolidated Financial Statements)	8,849	4,023	4,697	129	—	—	—
Pension and other postretirement plan contributions (See Note 20 of Notes to Consolidated Financial Statements)	14,070	14,070	—	—	—	—	—
Other long-term liabilities (See Note 21 of Notes to Consolidated Financial Statements)	7,480	—	—	—	—	—	7,480
Total contractual cash obligations	$983,013	$102,867	$95,657	$86,714	$672,679	$12,127	$12,969
In accordance with the rules of the SEC, this Amended Filing sets forth the complete text of Item 7 in Part II, as amended to modify the Contractual Obligations Table. In connection with this Amended Filing and pursuant to the rules of the SEC, we are also including with this Amended Filing new certifications by our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. Accordingly, Item 15 in Part IV has also been amended to reflect the filing of these new certifications. Because this Amended Filing does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted. This Amended Filing does not modify or update any other disclosures set forth in the Original Filing and does not otherwise reflect events occurring after the date of the Original Filing.

Quaker Chemical Corporation

PART II
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

	Payments due by period
(dollars in thousand)							2029 and Beyond
Contractual Obligations	Total	2024	2025	2026	2027	2028
Long-term debt (See Note 19 of Notes to Consolidated Financial Statements)	$755,046	$23,250	$36,955	$36,914	$647,899	$10,028	$—
Interest obligations (See Note 19 of Notes to Consolidated Financial Statements)	155,556	46,855	44,948	42,601	20,977	175	—
Capital lease obligations (See Note 6 of Notes to Consolidated Financial Statements)	1,032	256	29	229	259	15	244
Operating leases (See Note 6 of Notes to Consolidated Financial Statements)	39,694	13,130	9,027	6,840	3,543	1,909	5,245
Purchase obligations	1,286	1,283	1	1	1	—	—
Income taxes payable (See Note 10 and Note 21 of Notes to Consolidated Financial Statements)	8,849	4,023	4,697	129	—	—	—
Pension and other postretirement plan contributions (See Note 20 of Notes to Consolidated Financial Statements)	14,070	14,070	—	—	—	—	—
Other long-term liabilities (See Note 21 of Notes to Consolidated Financial Statements)	7,480	—	—	—	—	—	7,480
Total contractual cash obligations	$983,013	$102,867	$95,657	$86,714	$672,679	$12,127	$12,969

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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Exhibits
(b)No financial statements or schedules are filed with this report on Form 10-K/A.
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
Memorandum of Employment by and between the Registrant and Jeffrey Kutz dated November 30, 2023 and effective January 2, 2024 (previously filed with the Annual Report on Form 10-K filed with the SEC on February 29, 2024). †

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

21.0	—	Subsidiaries and Affiliates of the Registrant (previously filed with the Annual Report on Form 10-K filed with the SEC on February 29, 2024).

23.0	—	Consent of Independent Registered Public Accounting Firm (previously filed with the Annual Report on Form 10-K filed with the SEC on February 29, 2024).

31.1	—	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	—	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	—	Certification of Andrew E. Tometich pursuant to 18 U.S.C. Section 1350 (previously filed with the Annual Report on Form 10-K filed with the SEC on February 29, 2024).

32.2	—	Certification of Shane W. Hostetter pursuant to 18 U.S.C. Section 1350 (previously filed with the Annual Report on Form 10-K filed with the SEC on February 29, 2024).

97.0	—	Quaker Houghton Compensation Recoupment Policy (previously filed with the Annual Report on Form 10-K filed with the SEC on February 29, 2024).

101.INS	—	Inline XBRL Instance Document*

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document*

101.LAB	—	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	—	Inline XBRL Taxonomy Presentation Linkbase Document*

104.0	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)*

*	Filed herewith.

***	Certain exhibits and schedules have been omitted, and the Company agrees to furnish supplementally to the Securities and Exchange commission a copy of any omitted exhibits and schedules upon request.

†	Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
Registrant

By:	/s/ ANDREW E. TOMETICH

Andrew E. Tometich
Director, Chief Executive Officer and President
Date: March 14, 2024