Form 10-Q
period 2024-03-31
QUAKER CHEMICAL CORP
filed 2024-05-02
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on April 30, 2024	17,989,892

Quaker Chemical Corporation

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited).
Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$469,759	$500,148
Cost of goods sold (excluding amortization expense - See Note 13)	288,196	326,698
Gross profit	181,563	173,450
Selling, general and administrative expenses	124,180	119,549
Restructuring and related charges, net	1,857	3,972
Operating income	55,526	49,929
Other income (expense), net	1,080	(2,239)
Interest expense, net	(10,824)	(13,242)
Income before taxes and equity in net income of associated companies	45,782	34,448
Taxes on income before equity in net income of associated companies	12,508	9,533
Income before equity in net income of associated companies	33,274	24,915
Equity in net income of associated companies	1,984	4,626
Net income	35,258	29,541
Less: Net income attributable to noncontrolling interest	31	7
Net income attributable to Quaker Chemical Corporation	$35,227	$29,534
Per share data:
Net income attributable to Quaker Chemical Corporation common shareholders – basic	$1.96	$1.64
Net income attributable to Quaker Chemical Corporation common shareholders – diluted	$1.95	$1.64
Dividends declared	$0.455	$0.435
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$35,258	$29,541

Other comprehensive (loss) income, net of tax
Currency translation adjustments	(25,389)	14,468
Defined benefit retirement plans	354	(126)
Current period change in fair value of derivatives	2,345	390
Unrealized gain on available-for-sale securities	45	334
Other comprehensive (loss) income	(22,645)	15,066

Comprehensive income	12,613	44,607
Less: Comprehensive loss (income) attributable to noncontrolling interest	42	(10)
Comprehensive income attributable to Quaker Chemical Corporation	$12,655	$44,597
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Unaudited; Dollars in thousands, except par value)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$195,750	$194,527
Accounts receivable, net	440,018	444,950
Inventories
Raw materials and supplies	116,411	119,047
Work-in-process and finished goods	124,055	114,810
Prepaid expenses and other current assets	56,795	54,555
Total current assets	933,029	927,889
Property, plant and equipment, at cost	445,118	453,419
Less: Accumulated depreciation	(242,888)	(245,608)
Property, plant and equipment, net	202,230	207,811
Right of use lease assets	38,195	38,614
Goodwill	522,575	512,518
Other intangible assets, net	886,146	896,721
Investments in associated companies	99,850	101,151
Deferred tax assets	10,117	10,737
Other non-current assets	22,228	18,770
Total assets	$2,714,370	$2,714,211
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$27,790	$23,444
Accounts payable	191,161	184,813
Dividends payable	8,185	8,186
Accrued compensation	28,024	55,194
Accrued restructuring	1,516	3,350
Accrued pension and postretirement benefits	2,210	2,208
Other accrued liabilities	91,341	90,315
Total current liabilities	350,227	367,510
Long-term debt	740,408	730,623
Long-term lease liabilities	22,819	22,937
Deferred tax liabilities	150,618	146,957
Non-current accrued pension and postretirement benefits	28,931	29,457
Other non-current liabilities	29,575	31,805
Total liabilities	1,322,578	1,329,289
Commitments and contingencies (Note 18)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding March 31, 2024 – 17,989,801 shares; December 31, 2023 – 17,991,988 shares	17,990	17,992
Capital in excess of par value	942,546	940,101
Retained earnings	577,682	550,641
Accumulated other comprehensive loss	(146,987)	(124,415)
Total Quaker shareholders’ equity	1,391,231	1,384,319
Noncontrolling interest	561	603
Total equity	1,391,792	1,384,922
Total liabilities and equity	$2,714,370	$2,714,211
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$35,258	$29,541
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	353	353
Depreciation and amortization	20,802	20,246
Equity in undistributed earnings of associated companies, net of dividends	(1,675)	(4,401)
Deferred compensation, deferred taxes and other, net	568	(2,231)
Share-based compensation	3,884	3,527
Restructuring and related charges, net	1,857	3,972
Pension and other postretirement benefits	(551)	(415)
Decrease in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	1,431	(3,974)
Inventories	(6,576)	(5,792)
Prepaid expenses and other current assets	(1,054)	(6,765)
Change in restructuring liabilities	(3,666)	(2,747)
Accounts payable and accrued liabilities	(23,400)	6,468
Net cash provided by operating activities	27,231	37,782

Cash flows from investing activities
Investments in property, plant and equipment	(4,460)	(6,161)
Payments related to acquisitions, net of cash acquired	(24,899)	—
Proceeds from disposition of assets	58	—
Net cash used in investing activities	(29,301)	(6,161)

Cash flows from financing activities
Payments of long-term debt	(4,711)	(4,703)
Borrowings (payments) on revolving credit facilities, net	20,902	(9,776)
Payments on other debt, net	—	(469)
Dividends paid	(8,186)	(7,809)
Other stock related activity	(1,442)	(2,109)
Net cash provided by (used in) financing activities	6,563	(24,866)
Effect of foreign exchange rate changes on cash	(3,270)	2,154
Net increase in cash and cash equivalents	1,223	8,909
Cash and cash equivalents at the beginning of the period	194,527	180,963
Cash and cash equivalents at the end of the period	$195,750	$189,872
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited; Dollars in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2022	$17,950	$928,288	$469,920	$(138,240)	$667	$1,278,585
Net income	—	—	29,534	—	7	29,541
Amounts reported in other comprehensive income	—	—	—	15,063	3	15,066
Dividends ($0.435 per share)	—	—	(7,822)	—	—	(7,822)
Share issuance and equity-based compensation plans	32	1,386	—	—	—	1,418
Balance as of March 31, 2023	$17,982	$929,674	$491,632	$(123,177)	$677	$1,316,788

Balance as of December 31, 2023	$17,992	$940,101	$550,641	$(124,415)	$603	$1,384,922
Net income	—	—	35,227	—	31	35,258
Amounts reported in other comprehensive loss	—	—	—	(22,572)	(73)	(22,645)
Dividends ($0.455 per share)	—	—	(8,186)	—	—	(8,186)
Share issuance and equity-based compensation plans	(2)	2,445	—	—	—	2,443
Balance as of March 31, 2024	$17,990	$942,546	$577,682	$(146,987)	$561	$1,391,792
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 1 – Basis of Presentation and Description of Business
As used in these Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the “Report”), the terms “Quaker Houghton,” the “Company,” “we,” and “our” refer to Quaker Chemical Corporation (doing business as Quaker Houghton), its subsidiaries, and associated companies, unless the context otherwise requires.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments consisting of normal recurring adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2023 (as amended, the “2023 Form 10-K”).
Description of Business
The Company was organized in 1918 and incorporated as a Pennsylvania business corporation in 1930. Quaker Houghton is the global leader in industrial process fluids. With a presence around the world, including operations in over 25 countries, the Company’s customers include thousands of the world’s most advanced and specialized steel, aluminum, automotive, aerospace, offshore, container, mining, and metalworking companies. Quaker Houghton develops, produces, and markets a broad range of formulated chemical specialty products and offers chemical management services, which the Company refers to as FluidcareTM, for various heavy industrial and manufacturing applications sold in its three reportable segments: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia/Pacific.
Hyper-inflationary economies
Argentina’s and Türkiye’s economies were considered hyper-inflationary under U.S. GAAP effective July 1, 2018 and April 1, 2022, respectively. As of, and for the three months ended March 31, 2024, the Company's Argentine and Turkish subsidiaries together represented 1% and 2% of the Company’s consolidated total assets and net sales, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded $0.9 million of remeasurement gains and $0.5 million of remeasurement losses associated with the applicable currency conversions, respectively. These gains and losses were recorded within Other income (expense), net, in the Company’s Condensed Consolidated Statements of Operations.
Note 2 – Business Acquisitions
During February 2024, the Company acquired I.K.V. Tribologie IKVT and its subsidiaries (“IKV”) for 32.2 million EUR, or $34.6 million, including an initial cash payment of 27.6 million EUR, or $29.7 million, subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels as well as earn-out provisions related to the finalization of 2023 earnings currently estimated at 4.6 million EUR, or $4.9 million, that is payable during 2024. Assets acquired included approximately $4.8 million of cash and cash equivalents. IKV, which will be part of the Company’s EMEA segment, specializes in high-performance lubricants and greases, including original equipment manufacturer first-fill greases that are primarily used in the automotive, aerospace, electronics, and other industrial markets. The acquisition of IKV strengthens the Company’s position in first-fill greases. The Company preliminarily allocated $15.0 million of the purchase price to intangible assets, comprised of approximately $11.1 million of customer relationships to be amortized over 16 years; $3.2 million of product technologies to be amortized over 14 years; and $0.7 million of trademarks to be amortized over 5 years. In addition, the Company recognized $16.0 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill recognized on the transaction is primarily attributable to expected cost and growth synergies. As of March 31, 2024, the allocation of the purchase price has not been finalized.
The results of operations of IKV subsequent to the acquisition date are included in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 3 – Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in November 2023. This ASU expands on reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure specifies that significant segment expenses are expenses that are regularly provided to the chief operating decision maker and are used to evaluate performance by segment to make decisions about resource allocations. ASU 2023-07 is effective for annual reports for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its Consolidated Financial Statements and related disclosures.
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
Segment operating earnings for each of the Company’s reportable segments are comprised of the segment’s net sales less directly related Cost of goods sold (“COGS”), and Selling, general and administrative expenses (“SG&A”). Operating expenses not directly attributable to the net sales of each respective segment, such as certain corporate and administrative costs and Restructuring and related charges, net, are not included in segment operating earnings. Other items not specifically identified with the Company’s reportable segments include Interest expense, net and Other income (expense), net.
The following table presents information about the performance of the Company’s reportable segments for the three months ended March 31, 2024 and 2023:

Net sales	2024	2023
Americas	$229,754	$251,413
EMEA	138,422	152,449
Asia/Pacific	101,583	96,286
Total net sales	$469,759	$500,148

Segment operating earnings
Americas	$66,770	$66,125
EMEA	29,571	27,571
Asia/Pacific	30,377	27,652
Total segment operating earnings	126,718	121,348
Restructuring and related charges, net	(1,857)	(3,972)
Non-operating and administrative expenses	(54,177)	(51,771)
Depreciation of corporate assets and amortization	(15,158)	(15,676)
Operating income	55,526	49,929
Other income (expense), net	1,080	(2,239)
Interest expense, net	(10,824)	(13,242)
Income before taxes and equity in net income of associated companies	$45,782	$34,448

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
All inter-segment transactions have been eliminated from each reportable segment’s net sales and earnings for all periods presented in the above tables. The following table summarizes inter-segment revenues for the three months ended March 31, 2024 and 2023:

Inter-segment revenues	2024	2023
Americas	$2,513	$2,827
EMEA	7,060	6,093
Asia/Pacific	1,131	59
Note 5 – Net Sales and Revenue Recognition
Arrangements Resulting in Net Reporting
As part of the Company’s FluidcareTM business, certain third-party product sales to customers are managed by the Company. The Company transferred third-party products under arrangements recognized on a net reporting basis of $19.8 million and $20.7 million for the three months ended March 31, 2024 and 2023, respectively.
Customer Concentration
A significant portion of the Company’s revenues are realized from the sale of process fluids and services to manufacturers of steel, aluminum, automobiles, aerospace, industrial and agricultural equipment, and durable goods. As previously disclosed in the Company’s 2023 Form 10-K, the Company’s five largest customers combined (each composed of multiple subsidiaries or divisions with semiautonomous purchasing authority) accounted for approximately 12% of consolidated net sales for 2023, with its largest customer accounting for approximately 3% of consolidated net sales.
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Condensed Consolidated Balance Sheets as of March 31, 2024 or December 31, 2023.
The Company had approximately $4.0 million and $4.5 million of deferred revenue as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024, the Company satisfied materially all of the associated performance obligations and recognized into revenue materially all advance payments received and recorded as of December 31, 2023.
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
The following tables disaggregate the Company’s net sales by segment and customer industry.

	Three Months Ended March 31, 2024
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$66,026	$32,820	$50,911	$149,757
Metalworking and other	163,728	105,602	50,672	320,002
	$229,754	$138,422	$101,583	$469,759

	Three Months Ended March 31, 2023
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$68,134	$39,103	$46,660	$153,897
Metalworking and other	183,279	113,346	49,626	346,251
	$251,413	$152,449	$96,286	$500,148

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 6 - Leases
The Company has operating leases for certain facilities, vehicles, and machinery and equipment with remaining lease terms up to 11 years. Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company has certain land use leases with remaining lease terms up to 91 years.
The Company had no material variable lease costs, sublease income, or finance leases for the three months ended March 31, 2024 and 2023. The components of the Company’s lease expense are as follows:

	2024	2023
Operating lease expense	$3,743	$3,936
Short-term lease expense	199	211
Supplemental cash flow information related to the Company’s leases for the three months ended March 31, 2024 and 2023 is as follows:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,661	$3,857

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	3,234	2,833
Supplemental balance sheet information related to the Company’s leases is as follows:

	March 31, 2024	December 31, 2023
Right of use lease assets	$38,195	$38,614

Other current liabilities	11,818	11,965
Long-term lease liabilities	22,819	22,937
Total operating lease liabilities	$34,637	$34,902

Weighted average remaining lease term (years)	5.0	5.1
Weighted average discount rate	5.21%	4.91%
Maturities of operating lease liabilities as of March 31, 2024 were as follows:

For the remainder of 2024	$10,341
For the year ended December 31, 2025	9,864
For the year ended December 31, 2026	7,552
For the year ended December 31, 2027	4,165
For the year ended December 31, 2028	2,402
For the year ended December 31, 2029 and beyond	5,262
Total lease payments	39,586
Less: imputed interest	(4,949)
Present value of lease liabilities	$34,637
Note 7 – Restructuring and Related Activities
In 2022, the Company initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. As of March 31, 2024, the program included restructuring and associated severance costs to reduce headcount by approximately 120 positions globally. These headcount reductions began in the fourth quarter of 2022 and are expected to be completed in 2024.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Employee separation benefits vary depending on local regulations within certain foreign countries and include severance and other benefits. The exact timing to complete, and final costs associated with, all actions will depend on a number of factors and are subject to change. Restructuring costs incurred during the three months ended March 31, 2024 and 2023 include employee severance and facility closure costs that are recorded in Restructuring and related charges, net in the Company’s Condensed Consolidated Statements of Operations.
Changes in the Company’s accruals for its restructuring program are as follows:

Accrued restructuring as of December 31, 2023	$3,350
Restructuring and related charges, net	1,857
Cash payments	(3,666)
Currency translation adjustments	(25)
Accrued restructuring as of March 31, 2024	$1,516
In connection with the plans for closure of certain manufacturing and non-manufacturing facilities, the Company has made available for sale certain facilities and property. As of March 31, 2024, the Company classified certain properties with aggregate book value of approximately $3.7 million as held-for-sale. These assets are recorded in Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets. The Company expects to complete the sale of these properties over the next 12 months.
Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

	2024	2023
Stock options	$175	$431
Non-vested stock awards and restricted stock units	2,535	2,171
Director stock ownership plan	30	10
Performance stock units	1,144	915
Total share-based compensation expense	$3,884	$3,527
Stock Options
As of March 31, 2024, unrecognized compensation expense related to unvested stock options was $0.1 million, to be recognized over a weighted average remaining period of 1.0 year.
Restricted Stock Awards
During the three months ended March 31, 2024, the Company granted 872 non-vested restricted share awards under its long-term incentive plan (“LTIP”), which are subject to time-based vesting, generally over one to three years. As of March 31, 2024, unrecognized compensation expense related to the non-vested restricted shares was $4.3 million, to be recognized over a weighted average remaining period of 1.3 years.
Restricted Stock Units
During the three months ended March 31, 2024, the Company granted 41,093 restricted stock units under its LTIP, which are subject to time-based vesting, generally over one to three years. The fair value of these grants is based on the closing price of the Company’s common stock on the date of grant. As of March 31, 2024, unrecognized compensation expense related to non-vested restricted stock units was $8.8 million, to be recognized over a weighted average remaining period of 1.9 years.
Performance Stock Units
As a component of its LTIP, the Company grants performance-based stock unit awards (“PSUs”). The number of shares that may ultimately be issued as settlement for each award may range from 0% up to 200% of the target award, subject to the achievement of the Company’s market-based total shareholder return (“TSR”) metric relative to the performance of a selected peer group, and separately the achievement of a performance-based return on invested capital (“ROIC”) measure. The service vesting period required for the PSUs is generally three years and the measurement period of the market-based and performance objectives is generally from January 1 of the year of grant through December 31 of the year prior to issuance of the shares.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
As mentioned above, a portion of the Company’s PSU valuation is subject to the achievement of the Company’s TSR relative to the performance of a selected peer group. For PSUs granted prior to 2024, the Company’s peer group was the S&P Midcap 400 Materials group. For the 2024 annual LTIP grants, the Company made an election to change peer groups to the S&P 1500 Chemical group to measure the Company’s relative TSR.
Compensation expense for PSUs is measured based on the grant date fair value and is recognized on a straight-line vesting method basis over the applicable vesting period. In the first quarter of 2024, the Company granted 17,970 PSUs with a ROIC condition at a grant date fair value of $200.16 per unit, which was based on the closing trading price of the Company’s common stock on the date of grant. PSUs granted with a relative TSR condition are valued using a Monte Carlo simulation on the date of grant. The grant-date fair value of the PSUs valued using a Monte Carlo simulation was $234.19 per unit, which incorporated the assumptions set forth in the table below:

2024 Grants
Number of PSUs granted	17,850
Risk-free interest rate	4.55%
Dividend yield	0.91%
Expected term (years)	3.0
As of March 31, 2024, there was approximately $13.4 million of total unrecognized compensation cost related to PSUs, which the Company expects to recognize over a weighted-average period of 2.5 years.
Note 9 – Pension and Other Postretirement Benefits
The components of net periodic benefit cost (income) are as follows for the three months ended March 31, 2024 and 2023:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Service cost	$109	$104	$—	$—
Interest cost	2,375	2,455	15	19
Expected return on plan assets	(2,030)	(1,997)	—	—
Actuarial loss (gain) amortization	127	101	(29)	(30)
Prior service cost (income) amortization	7	8	—	(4)
Net periodic benefit cost (income)	$588	$671	$(14)	$(15)
Employer Contributions
As of March 31, 2024, $0.9 million and less than $0.1 million of contributions have been made to the Company’s U.S. and foreign pension plans and its other postretirement benefit plans, respectively. Taking into consideration current minimum cash contribution requirements, the Company currently expects to make full year cash contributions of approximately $5.7 million to its U.S. and foreign pension plans and approximately $0.2 million to its other postretirement benefit plans in 2024.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 10 – Other income (expense), net
The components of Other income (expense), net are as follows for the three months ended March 31, 2024 and 2023:

	2024	2023
Non-income tax refunds and other related credits	$2,155	$360
Income from third party license fees	225	325
Gain (loss) on disposals of property, plant, equipment and other assets, net	407	(19)
Foreign exchange losses, net	(448)	(3,326)
Pension and postretirement benefit costs, non-service components	(465)	(552)
Facility remediation recoveries, net	—	827
Product liability claim	(896)	—
Other non-operating income, net	102	146
Total other income (expense), net	$1,080	$(2,239)
During 2021, two of the Company’s locations suffered property damages as a result of flooding and electrical fire, respectively. Facility remediation recoveries, net, during the three months ended March 31, 2023, reflect recoveries recorded on the payments received from insurers related to previously incurred costs from the remediation and restoration of property damage. See Note 18 of Notes to the Condensed Consolidated Financial Statements.
Product liability claim costs includes recorded expense related to the payment of a product liability dispute with one of the Company’s customers during the three months ended March 31, 2024.
Note 11 – Income Taxes
The Company’s effective tax rates for the three months ended March 31, 2024 and 2023 were 27.3% and 27.7%, respectively. The Company’s effective tax rate for the three months ended March 31, 2024 was largely driven by a mix of earnings and withholding taxes, offset by changes in uncertain tax positions. Comparatively, the effective tax rate for the first three months of 2023 was largely impacted by foreign tax inclusions, withholding taxes, and foreign tax credits, partially offset with changes in uncertain tax positions and favorable return to provision adjustments.
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations for the three months ended March 31, 2024 and 2023:

	2024	2023
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$35,227	$29,534
Less: income allocated to participating securities	(159)	(145)
Net income available to common shareholders	$35,068	$29,389
Basic weighted average common shares outstanding	17,908,814	17,866,670
Basic earnings per common share	$1.96	$1.64

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$35,227	$29,534
Less: income allocated to participating securities	(158)	(145)
Net income available to common shareholders	$35,069	$29,389
Basic weighted average common shares outstanding	17,908,814	17,866,670
Effect of dilutive securities	30,048	32,076
Diluted weighted average common shares outstanding	17,938,862	17,898,746
Diluted earnings per common share	$1.95	$1.64
Certain stock options, restricted stock units, and PSUs are not included in the diluted earnings per share calculation when the effect would have been anti-dilutive. The calculated amount of anti-diluted shares not included were 39,066 and 15,327 for the three months ended March 31, 2024 and 2023, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 13 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows:

	Americas	EMEA	Asia/Pacific	Total
Balance as of December 31, 2023	$283,103	$65,940	$163,475	$512,518
Goodwill additions	—	16,011	—	16,011
Currency translation adjustments	(115)	(663)	(5,176)	(5,954)
Balance as of March 31, 2024	$282,988	$81,288	$158,299	$522,575
Gross carrying amounts and accumulated amortization for definite-lived intangible assets were as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Customer lists and rights to sell	$843,295	$841,562	$253,464	$243,872	$589,831	$597,690
Trademarks, formulations and product technology	163,391	161,613	57,411	55,879	105,980	105,734
Other	5,864	5,892	5,753	5,776	111	116
Total definite-lived intangible assets	$1,012,550	$1,009,067	$316,628	$305,527	$695,922	$703,540
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded amortization expense for the three months ended March 31, 2024 and 2023 as follows:

	2024	2023
Amortization expense	$14,472	$14,513
Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the remainder of 2024	$43,248
For the year ended December 31, 2025	57,158
For the year ended December 31, 2026	56,470
For the year ended December 31, 2027	56,175
For the year ended December 31, 2028	55,835
For the year ended December 31, 2029	55,373
As of March 31, 2024 and December 31, 2023, the Company had indefinite-lived intangible assets for trademarks and tradenames totaling $190.2 million and $193.2 million, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 14 – Debt
The following table sets forth the components of the Company’s debt:

	As of March 31, 2024		As of December 31, 2023
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Credit Facilities:
Revolver	5.00%	$51,806	5.13%	$30,904
U.S. Term Loan	6.54%	557,500	6.71%	561,250
Euro Term Loan	5.00%	148,032	5.13%	152,366
Industrial development bonds	5.26%	10,000	5.26%	10,000
Bank lines of credit and other debt obligations	Various	2,294	Various	1,092
Total debt		$769,632		$755,612
Less: debt issuance costs		(1,434)		(1,545)
Less: short-term and current portion of long-term debts		(27,790)		(23,444)
Total long-term debt		$740,408		$730,623
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
As of March 31, 2024, the Company was in compliance with all of the Credit Facility covenants. See Note 19 of Notes to Consolidated Financial Statements in the Company’s 2023 Form 10-K.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three months ended March 31, 2024 was approximately 6.4%. As of March 31, 2024, the interest rate on the outstanding borrowings under the Credit Facility was approximately 6.1%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $445 million, which is net of bank letters of credit of approximately $3 million, as of March 31, 2024.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three year interest rate swaps to convert a portion of the Company’s variable rate borrowings to an average fixed rate of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of March 31, 2024, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.3%. See Note 17 of Notes to Condensed Consolidated Financial Statements.
In connection with executing the original credit facility in 2019 and the amended Credit Facility during the second quarter of 2022, the Company capitalized an aggregate of $2.2 million of certain third-party and creditor debt issuance costs. Approximately $0.7 million of the capitalized costs were attributed to the Euro Term Loan and U.S. Term Loan. These costs were recorded as a direct offset of Long-term debt on the Condensed Consolidated Balance Sheet. Approximately $1.5 million of the capitalized costs were attributed to the Revolver and recorded within Other assets on the Condensed Consolidated Balance Sheet. These capitalized costs will collectively be amortized into Interest expense over the five year term of the Credit Facility. As of March 31, 2024, the Company had $1.4 million of debt issuance costs recorded as an offset of Long-term debt on the Condensed Consolidated Balance Sheets and $3.1 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet. Comparatively, as of December 31, 2023, the Company had $1.5 million of debt issuance costs recorded as an offset of Long-term debt on the Condensed Consolidated Balance Sheets and $3.3 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheets.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Industrial development bonds
As of March 31, 2024 and December 31, 2023, the Company had fixed rate, industrial development authority bonds totaling $10.0 million in principal amount due in 2028. These bonds have similar covenants to the Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discounting facilities in certain foreign subsidiaries, which are not collateralized. The Company’s other debt obligations primarily consist of certain domestic and foreign low interest rate or interest-free municipality-related loans, local credit facilities of certain foreign subsidiaries, and capital lease obligations. Total unused capacity under these arrangements as of March 31, 2024 was approximately $34 million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of March 31, 2024 were approximately $5 million.
Interest expense, net
The Company incurred the following debt related expenses included within Interest expense, net, in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

	2024	2023
Interest expense	$11,282	$13,876
Amortization of debt issuance costs	353	353
Total	$11,635	$14,229
Based on the variable interest rates associated with the Credit Facility, as of March 31, 2024 and as of December 31, 2023, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.
Note 15 – Accumulated Other Comprehensive Income
The following tables show the reclassifications from and resulting balances of accumulated other comprehensive income (“AOCI”):

	Currency Translation Adjustments	Defined Benefit Pension Plans	Unrealized (Loss) Gain in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of December 31, 2023	$(115,417)	$(10,738)	$333	$1,407	$(124,415)
Other comprehensive (loss) income before Reclassifications	(25,316)	320	63	3,045	(21,888)
Amounts reclassified from AOCI	—	150	(7)	—	143
Related tax amounts	—	(116)	(11)	(700)	(827)
Balance as of March 31, 2024	$(140,733)	$(10,384)	$378	$3,752	$(146,987)

Balance as of December 31, 2022	$(132,161)	$(4,595)	$(1,484)	$—	$(138,240)
Other comprehensive income (loss) before Reclassifications	14,465	(243)	462	506	15,190
Amounts reclassified from AOCI	—	76	(40)	—	36
Related tax amounts	—	41	(88)	(116)	(163)
Balance as of March 31, 2023	$(117,696)	$(4,721)	$(1,150)	$390	$(123,177)

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 16 – Fair Value Measurements
The Company values its company-owned life insurance policies at fair value. During June 2023, the Company surrendered and liquidated $1.9 million of these life insurance policies. As a result, the Company owns an immaterial amount of company-owned life insurance policies as of March 31, 2024 and December 31, 2023.
Additionally, see Note 17 for a description of the Company’s derivative instruments.
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
Foreign Exchange Forward Contracts
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain assets and/or liabilities denominated in certain foreign currencies. These forward contracts are marked-to-market at each reporting date. Changes in the fair value of the underlying instrument and settlements are recognized in earnings in Other income (expense), net. The fair value of the forward contract is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments.
Open foreign exchange forward contracts as of March 31, 2024 were entered into as hedges in Japanese yen and Mexican peso against the U.S. dollar and Chinese yuan against the Euro. As of March 31, 2024, the Company had open foreign exchange forward contracts with notional U.S. dollar values of the following:

Currency	March 31, 2024
Mexican Peso	$41,000
Japanese Yen	7,200
Chinese Yuan	7,800
$56,000
Open foreign exchange forward contracts as of March 31, 2024 had maturities occurring over a period of one month.
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
The balance sheet classification and fair values of the Company’s derivative instruments, which are Level 2 measurements, are as follows:

Derivatives instruments	Condensed Consolidated Balance Sheets Location	March 31, 2024	December 31, 2023
Interest rate swaps:	Other non-current assets	$4,873	$1,828

Foreign currency forward contracts:	Other accrued liabilities	—	159
	Prepaid expenses and other current assets	687	—

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents the net unrealized loss deferred to AOCI:

Derivatives designated as cash flow hedges		March 31, 2024	December 31, 2023
Interest rate swaps	AOCI	$3,752	$1,407
The following table presents the location and the amount of net gain recognized in the Company’s Condensed Consolidated Statements of Operations related to derivative instruments for the three months ended March 31, 2024 and 2023:

Derivative instruments	Condensed Consolidated Statements of Operations Location	2024	2023
Interest rate swaps	Interest expense, net	$1,286	$—
Foreign exchange forward contracts	Other income, net	943	293
Total		$2,229	$293
Note 18 – Commitments and Contingencies
As previously disclosed in its 2023 Form 10-K, the Company is party to certain environmental matters and other litigation. See Note 25 of Notes to Consolidated Financial Statements in the Company’s 2023 Form 10-K. During the three months ended March 31, 2024, there have been no significant changes to the facts or circumstances of any of the previously disclosed matters. Although there can be no assurance regarding the outcome of any of the ongoing environmental matters or litigation, the Company believes that it has made adequate accruals for costs and liabilities associated with these matters. The Company has accrued approximately $5 million as of both March 31, 2024 and December 31, 2023, respectively, for these ongoing matters.
The Company previously disclosed in its 2023 Form 10-K that one of its locations suffered property damage as a result of an electrical fire. The Company and its insurance carrier continue to review the impact of the electrical fire on the production facility’s operations as it relates to a potential business interruption insurance claim; however, as of the date of this Report, the Company cannot reasonably estimate any probable amount of business interruption insurance claim recoverable. Therefore, the Company has not recorded a gain contingency for a possible business interruption insurance claim as of March 31, 2024.
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
In addition, during the three months ended March 31, 2024, there are no new environmental matters or litigation that the Company believes will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

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
Quaker Houghton delivered strong results in the first quarter of 2024. Net sales in the first quarter of 2024 were $469.8 million, a decrease of 6% compared to $500.1 million in the first quarter of 2023. This was primarily driven by a decrease in selling price and product mix of approximately 5% and a 1% decrease in sales volumes. The decrease in selling price and product mix was primarily attributable to our index-based customer contracts. The decline in sales volumes was a result of soft end market conditions compared to the prior year, primarily in the Americas and EMEA segments, partially offset by a broad improvement in end market activity in the Asia/Pacific segment as well as new business wins across all segments.
The Company generated net income in the first quarter of 2024 of $35.2 million, or $1.95 per diluted share, compared to net income of $29.5 million, or $1.64 per diluted share in the first quarter of 2023. Excluding non-recurring and non-core items in each period, the Company’s first quarter 2024 non-GAAP earnings per diluted share was $2.09 compared to $1.89 in the prior year quarter and the Company’s current quarter adjusted EBITDA was $83.3 million compared to $78.8 million in the first quarter of 2023. The increase in current quarter earnings was primarily driven by an improvement in gross margins related to a reduction in raw material costs compared to the prior year quarter, partially offset by lower net sales and higher selling, general and administrative expenses (“SG&A”) as a result of year-over-year inflationary pressures and higher labor-related costs. See the Non-GAAP Measures section of this Item below, as well as other items discussed in the Company’s Consolidated Operations Review in the Operations section of this Item, below.
The Company’s first quarter 2024 operating performance in each of its three reportable segments: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia/Pacific, reflects similar drivers to that of its consolidated performance. Operating earnings for all segments increased compared to the prior year quarter, driven by an improvement in margins in all three segments. Additional details of each segment’s operating performance are further discussed in the Company’s Reportable Segments Review, in the Operations section of this Item, below.
Net cash flows provided by operating activities were $27.2 million in the first three months of 2024 compared to $37.8 million in the first three months of 2023. The lower operating cash flow year-over-year reflects an increase in the net cash outflows from working capital in the first three months of 2024 partially offset by higher operating performance in the first three months of 2024 compared to 2023. The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item, below.
Overall, the Company delivered strong results in the first quarter of 2024 highlighted by margin improvement and earnings growth, notwithstanding the macroeconomic and geopolitical challenges, continued soft end market conditions and other factors that have impacted the Company’s customers and end markets. Looking at the remainder of 2024, the Company remains focused on executing on items within its control as it manages through a dynamic end market environment. The Company is encouraged by its continued execution on its financial and operational priorities.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in “Management’s Discussion and Analysis” and “Note 1 – Significant Accounting Policies” to the Consolidated Financial Statements in our 2023 Form 10-K. There have been no material changes to the critical accounting policies and estimates previously disclosed in its 2023 Form 10-K remain materially consistent.
Recently Issued Accounting Standards
See Note 3 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for a discussion regarding recently issued accounting standards.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $195.8 million. Total cash and cash equivalents were $194.5 million as of December 31, 2023. The approximately $1.2 million increase in cash and cash equivalents was the net result of $27.2 million of cash provided by operating activities and $6.6 million of cash provided financing activities, offset by $29.3 million of cash used in investing activities and an unfavorable impact due to the effect of foreign currency translation of approximately $3.3 million.
Net cash flows provided by operating activities were $27.2 million in the first three months of 2024 compared to $37.8 million in the first three months of 2023. The decrease in net operating cash flow year-over-year reflects higher cash outflows from working capital in 2024, driven by higher Accounts payable and accrued liabilities outflows due primarily to higher incentive compensation payments in the current year due to our improved 2023 results and a lower inflow from accounts payable due to timing of spend and payments. The decrease in net operating cash flows was partially offset by higher operating performance in 2024 compared to 2023.
Net cash flows used in investing activities were $29.3 million in the first three months of 2024 compared to $6.2 million in the first three months of 2023. The increase in cash used in investing activities year-over-year is the result of increased payments in the current year related to the IKV acquisition. See Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for further information about business acquisitions.
Net cash flows provided by financing activities were $6.6 million in the first three months of 2024 compared to net cash flows used in financing activities of $24.9 million in the first three months of 2023. The increase in cash inflows was primarily related to net borrowings on the Company’s revolving credit facility in the first three months of 2024, primarily under the Company’s Credit Facility as described further below, as compared to net repayments in the first three months of 2023. In addition, the Company paid $8.2 million of cash dividends during the first three months of 2024, a $0.4 million, or 5% increase compared to the prior year quarter.
During June 2022, the Company, and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into an amendment to its primary credit facility. The amended credit facility (the “Credit Facility”) established (A) a $150.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”), (B) a $600.0 million senior secured term loan (the “U.S. Term Loan”), and (C) a $500.0 million senior secured revolving credit facility (the “Revolver”), each maturing in June 2027. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed the greater of $300.0 million or 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase. The Credit Facility contains affirmative and negative covenants, financial covenants and events of default. Financial covenants contained in the Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. As of March 31, 2024, the Company was in compliance with all of the Credit Facility covenants. Refer to the description of the Company’s primary Credit Facility in Note 19 of Notes to Consolidated Financial Statements in its 2023 Form 10-K and in Note 14 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for more information about the covenants and events of default.
As of March 31, 2024, the Company had Credit Facility borrowings outstanding of $757.3 million. As of December 31, 2023, the Company had Credit Facility borrowings outstanding of $744.5 million. The Company’s other debt obligations are primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $12.3 million as of March 31, 2024 and $11.1 million as of December 31, 2023. Total unused capacity under these arrangements as of March 31, 2024 was approximately $34 million. The Company’s total net debt as of March 31, 2024, which consists of total borrowings of $769.6 million less cash and cash equivalents of $195.8 million, was approximately $573.8 million.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three months ended March 31, 2024 was approximately 6.4%. As of March 31, 2024, the interest rate on the outstanding borrowings under the Credit Facility was approximately 6.1%. As part of the Credit Facility, in addition to paying interest on the outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $445 million, which is net of bank letters of credit of approximately $3 million, as of March 31, 2024.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as SOFR, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of March 31, 2024, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.3%. See Note 17 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for further information.

Quaker Chemical Corporation
Management’s Discussion and Analysis
In connection with executing the original credit facility in 2019 and the amended Credit Facility during the second quarter of 2022, the Company capitalized certain third-party and creditor debt issuance costs. Costs attributed to the Euro Term Loan and U.S. Term Loan were recorded as a direct offset of Long-term debt on the Condensed Consolidated Balance Sheet. Costs attributed to the Revolver were recorded within Other assets on the Condensed Consolidated Balance Sheet. These capitalized costs are collectively being amortized into Interest expense over the five-year term of the Credit Facility. As of March 31, 2024, the Company had $1.4 million of debt issuance costs recorded as an offset of Long-term debt on the Condensed Consolidated Balance Sheets and $3.1 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet. Comparatively, as of December 31, 2023, the Company had $1.5 million of debt issuance costs recorded as an offset of Long-term debt on the Condensed Consolidated Balance Sheets and $3.3 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet in Item 1 of this Report.
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain assets and/or liabilities denominated in certain foreign currencies. During the first three months of 2024, the Company entered into and settled forward contracts resulting in other income of $0.9 million as compared to $0.3 million during first three months of 2023. See Note 17 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for further information.
In the fourth quarter of 2022, the Company’s management initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. The exact timing to complete all actions and final associated costs will depend on a number of factors and are subject to change. The Company is continuing to evaluate and expects to implement further actions under this program, and as a result, additional headcount reductions and restructuring costs may be incurred in the future. The Company expects to generate full run-rate cost savings from the global cost and optimization program of approximately $20 million by the end of 2024. The Company expects total cash costs of this program to be approximately 1 to 1.5 times annualized savings. The Company recognized Restructuring and related charges of $1.9 million and $4.0 million for the three months ended March 31, 2024, and 2023, respectively, under this program. The Company made cash payments related to the settlement of restructuring liabilities under the restructuring program during the first three months of 2024 of approximately $3.7 million compared to $2.7 million in the first three months of 2023. The Company has remaining restructuring accruals, as of March 31, 2024, for this program of $1.5 million, which the Company expects to settle over the next twelve months. See Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for further information.
As of March 31, 2024, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $18.4 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $5.7 million as a result of offsetting benefits in other tax jurisdictions.
As previously disclosed in the Company’s 2023 Form 10-K, on February 28, 2024, the Board of Directors of the Company approved a new share repurchase program (“2024 Share Repurchase Program”), authorizing the Company to repurchase up to an aggregate of $150 million of the Company’s outstanding common stock and replacing the prior share repurchase program. The 2024 Share Repurchase Program is effective immediately and has no expiration date. There were no shares repurchased during the first three months of 2024.
The Company previously disclosed in its 2023 Form 10-K that one of its locations suffered property damage as a result of an electrical fire. The Company and its insurance carrier continue to review the impact of the electrical fire on the production facility’s operations as it relates to a potential business interruption insurance claim; however, as of the date of this Report, the Company cannot reasonably estimate the probable amount of business interruption insurance claim recoverable, if any. Therefore, the Company has not recorded a gain contingency for a possible business interruption insurance claim as of March 31, 2024.

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

Quaker Chemical Corporation
Management’s Discussion and Analysis
Certain of the prior period non-GAAP financial measures presented in the following tables have been adjusted to conform with current period presentation. The following tables reconcile the Company’s non-GAAP financial measures (unaudited) to their most directly comparable GAAP (unaudited) financial measures (dollars in thousands unless otherwise noted, except per share amounts):

Non-GAAP Operating Income and Margin Reconciliations	Three Months Ended March 31,
	2024	2023
Operating income	$55,526	$49,929
Restructuring and related charges, net (a)	1,857	3,972
Strategic planning (credits) expenses (b)	(109)	2,087
Customer insolvency costs (g)	1,522	—
Other charges (d)	446	305
Non-GAAP operating income	$59,242	$56,293
Non-GAAP operating margin (%) (l)	12.6%	11.3%

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Net Income Reconciliations	Three Months Ended March 31,
	2024	2023
Net income attributable to Quaker Chemical Corporation	$35,227	$29,534
Depreciation and amortization (j)	21,056	20,510
Interest expense, net	10,824	13,242
Taxes on income before equity in net income of associated companies (k)	12,508	9,533
EBITDA	79,615	72,819
Equity income in a captive insurance company (e)	(506)	(422)
Restructuring and related charges, net (a)	1,857	3,972
Strategic planning (credits) expenses (b)	(109)	2,087
Customer insolvency costs (g)	1,522	—
Facility remediation recoveries (c)	—	(827)
Product liability claim costs (h)	896	—
Currency conversion impacts of hyper-inflationary economies (f)	(904)	456
Other charges (d)	911	706
Adjusted EBITDA	$83,282	$78,791
Adjusted EBITDA margin (%) (l)	17.7%	15.8%

Adjusted EBITDA	$83,282	$78,791
Less: Depreciation and amortization (j)	21,056	20,510
Less: Interest expense, net	10,824	13,242
Less: Taxes on income before equity in net income of associated companies - adjusted (k)	13,729	11,047
Non-GAAP net income	$37,673	$33,992

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations	Three Months Ended March 31,
	2024	2023
GAAP earnings per diluted share attributable to Quaker Chemical Corporation common shareholders	$1.95	$1.64
Equity income in a captive insurance company per diluted share (e)	(0.03)	(0.02)
Restructuring and related charges, net per diluted share (a)	0.08	0.17
Strategic planning (credits) expenses per diluted share (b)	—	0.10
Customer insolvency costs per diluted share (g)	0.06	—
Facility remediation recoveries per diluted share (c)	—	(0.04)
Product liability claim costs per diluted share (h)	0.04	—
Currency conversion impacts of hyper-inflationary economies per diluted share (f)	(0.05)	0.03
Other charges per diluted share (d)	0.04	0.02
Impact of certain discrete tax items per diluted share (i)	—	(0.01)
Non-GAAP earnings per diluted share (m)	$2.09	$1.89
(a)Restructuring and related charges, net represent the costs incurred by the Company associated with the Company’s restructuring program. These costs are not indicative of the future operating performance of the Company. See Note 7 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(b)Strategic planning (credits) expenses include certain consultant and advisory expenses and credits for the Company’s long-term strategic planning, as well as process optimization and the next phase of the Company’s long-term integration to further optimize its footprint, processes and other functions. These credits and costs are not indicative of the future operating performance of the Company.
(c)Facility remediation recoveries represent the net gain associated with the insurance receipts from remediation, cleaning and subsequent restoration of property damage to certain of the Company’s facilities. These are non-recurring and are not indicative of the future operating performance of the Company. There were no such gains recognized for the three months ended March 31, 2024. See Note 10 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(d)Other charges include executive transition costs incurred during 2023, charges incurred by an inactive subsidiary of the Company as a result of the termination of restrictions on insurance settlement reserves, non-service components of the Company’s pension and postretirement net periodic benefit income and expense, and certain legal, financial, and other advisory and consultant costs incurred in connection with the Company's recent acquisitions. See Notes 2, 9, and 10 of Notes to Condensed Consolidated Financial Statements, which appear in Item 1 of this Report.
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
(f)Currency conversion impacts of hyper-inflationary economies represents the foreign currency remeasurement impacts associated with the Company’s affiliates in Argentina and Türkiye whose local economies are designated as hyper-inflationary under U.S. GAAP. These pre-tax foreign currency remeasurement impacts are not deductible for tax purposes for both the three months ended March 31, 2024 and 2023. The (credits) charges incurred relate to the immediate recognition of foreign currency remeasurement in the Condensed Consolidated Statements of Operations and are not indicative of the future operating performance of the Company. See Note 1 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(g)Customer insolvency costs represent charges associated with a specific reserve for trade accounts receivable within the Company’s EMEA reportable segment related to a specific customer who filed for bankruptcy protection. These expenses are not indicative of the future operating performance of the Company.
(h)Product liability claim costs includes recorded expense related to the payment of a product liability dispute with one of the Company’s customers during the three months ended March 31, 2024. See Note 10 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.

Quaker Chemical Corporation
Management’s Discussion and Analysis
(i)The impacts of certain discrete tax items include certain impacts of tax law changes, valuation allowance adjustments, uncertain tax positions and prior year true-ups, and the impact on certain intercompany asset transfers. The Company does not believe these items are core or indicative of future performance of the Company. See Note 11 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(j)Depreciation and amortization for both the three months ended March 31, 2024 and 2023 includes approximately $0.3 million of amortization expense recorded within equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations, which is attributable to the amortization of the fair value step up for the Company’s 50% interest in a joint venture in Korea as a result of required purchase accounting adjustments.
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
(m)The Company calculates non-GAAP earnings per diluted share as non-GAAP net income attributable to the Company divided by the weighted average number of diluted shares outstanding using the “two-class share method.”
Off-Balance Sheet Arrangements
The Company had no material off-balance sheet commitments or obligations as of March 31, 2024. The Company’s off-balance sheet items outstanding as of March 31, 2024 includes approximately $5 million of total bank letters of credit and guarantees. The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources. See Note 14 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report.
Operations
Consolidated Operations Review – Comparison of the First Quarter of 2024 with the First Quarter of 2023
Net sales were $469.8 million in the first quarter of 2024 compared to $500.1 million in the first quarter of 2023. The net sales decrease of $30.3 million, or 6%, year-over-year reflects a decrease in selling price and product mix of approximately 5%, and a decline in sales volumes of approximately 1%. The decrease in selling price and product mix was primarily attributable to our index-based customer contracts. The decline in sales volumes was primarily attributable to a continuation of soft end market conditions across the Company’s EMEA and Americas segments, partially offset by an increase in sales volumes in the Asia/Pacific segment and a positive contribution from new business wins in all segments.
COGS was $288.2 million in the first quarter of 2024 compared to $326.7 million in the first quarter of 2023, a decrease of $38.5 million or 12%. The decrease in COGS reflects lower spend on the decline in current year sales volumes and a decline in the Company’s global raw material costs.
Gross profit was $181.6 million in the first quarter of 2024 compared to $173.5 million in the first quarter of 2023, an increase of approximately $8.1 million or 5%. The Company’s reported gross margin in the first quarter of 2024 was 38.7% compared to 34.7% in the first quarter of 2023 primarily driven by a reduction in raw material costs.
SG&A was $124.2 million in the first quarter of 2024 compared to $119.5 million in the first quarter of 2023, an increase of approximately $4.7 million or 4%, driven by higher labor-related costs and higher incentive compensation due to improved Company performance and a charge related to a customer insolvency.
The Company incurred Restructuring and related charges of $1.9 million and $4.0 million during the first quarters of 2024 and 2023, respectively, related to reductions in headcount and site closures under the Company’s restructuring program. See the Non-GAAP Measures section of this Item, above.
Operating income in the first quarter of 2024 was $55.5 million compared to $49.9 million in the first quarter of 2023. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item, above, the Company’s non-GAAP operating income increased to $59.2 million in the first quarter of 2024 as compared to $56.3 million in the first quarter of 2023 primarily due to higher gross profit partially offset by higher SG&A, as described above.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The Company had Other income, net of $1.1 million in the first quarter of 2024 as compared to Other expense of $2.2 million in the first quarter of 2023. Both the first quarter of 2024 and 2023 included foreign exchange transaction losses, which were higher in the prior year. The first quarter of 2023 also included facility remediation recoveries, net of $0.8 million. The Company had no such facility remediation recoveries during the first quarter of 2024. Additionally, the Company had Other income from non-income tax credits, partially offset by a non-recurring product liability claim expense in the first quarter of 2024. See the Non-GAAP Measures section of this Item, above.
Interest expense, net, was $10.8 million in the first quarter of 2024 compared to $13.2 million in the first quarter of 2023, a decrease of $2.4 million as a result of lower borrowings outstanding in 2024 as compared to 2023.
The Company’s effective tax rates for the first quarters of 2024 and 2023 were 27.3% and 27.7%, respectively. The Company’s effective tax rate for the first quarter of 2024 was largely driven by a mix of earnings and withholding taxes, offset by changes in uncertain tax positions. Comparatively, the effective tax rate for the first quarter of 2023 was largely driven by foreign tax inclusions, withholding taxes, foreign tax credits, and net tax expense related to share-based compensation, partially offset by changes in uncertain tax positions and favorable return to provision adjustments. Excluding the impact of non-core items in each quarter, described in the Non-GAAP Measures section of this Item above, the Company estimates that its effective tax rate for both the first quarters of 2024 and 2023 was approximately 27%. The Company may experience continued volatility in its effective tax rates due to several factors, including the timing of tax audits, the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of timing and amount of certain incentives in various tax jurisdictions, and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of variables, including forecasted mix of earnings, which may vary.
Equity in net income of associated companies was $2.0 million in the first quarter of 2024 compared to $4.6 million in the first quarter of 2023, a decrease of $2.6 million, primarily due to lower current year income from the Company’s 50% interest in a joint venture in Korea.
Net income attributable to noncontrolling interest was less than $0.1 million in both the first quarter of 2024 and 2023.
Foreign exchange negatively impacted the Company’s first quarter of 2024 results by approximately 1% compared to the first quarter of 2023 driven by the impact from foreign currency translation on earnings as well as higher foreign exchange transaction losses in the current quarter as compared to the prior year first quarter.
Reportable Segments Review - Comparison of the First Quarter of 2024 with the First Quarter of 2023
The Company’s reportable segments reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker of the Company assesses performance. The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific.
Segment operating earnings for the Company’s reportable segments are comprised of net sales less COGS and SG&A directly related to the respective segment’s product sales. Operating expenses not directly attributable to the segments, such as certain corporate and administrative costs and Restructuring and related charges, net, are excluded from segment results. Other items not specifically identified with the Company’s reportable segments include Interest expense, net, and Other income (expense), net.
Americas
Americas represented approximately 49% of the Company’s consolidated net sales in the first quarter of 2024. The segment’s net sales were $229.8 million, a decrease of $21.7 million or 9%, compared to the first quarter of 2023. This was driven by a decrease in sales volumes of approximately 5% and lower selling price and product mix of approximately 5%, partially offset by a favorable impact from foreign currency translation of 1%. The current quarter decline in sales volumes compared to the prior year was primarily driven by softer market conditions and customer order patterns, partially offset by new business wins. The decrease in selling price and product mix was primarily attributable to our index-based customer contracts. The favorable foreign exchange impact was primarily due to the weakening of the U.S. dollar against the Mexican peso in the first quarter of 2024 compared to the first quarter of 2023. This segment’s operating earnings were $66.8 million, an increase of $0.6 million or 1% compared to the first quarter of 2023, primarily driven by improvement in the segment’s operating margins for the reasons described in our consolidated results.

Quaker Chemical Corporation
Management’s Discussion and Analysis
EMEA
EMEA represented approximately 29% of the Company’s consolidated net sales in the first quarter of 2024. The segment’s net sales were $138.4 million, a decrease of $14.0 million or 9%, compared to the first quarter of 2023. This was driven by lower selling price and product mix of approximately 6% and a decrease in sales volumes of 4%, partially offset by a favorable impact from foreign currency translation of 1%. The decrease in selling price and product mix was primarily attributable to our index-based customer contracts. The decline in sales volumes was primarily driven by softer market conditions and customer order patterns, partially offset by new business wins. The favorable foreign currency translation impact was primarily due to the weakening of the U.S. dollar against the euro in the first quarter of 2024 compared to the first quarter of 2023. This segment’s operating earnings were $29.6 million, an increase of $2.0 million or 7%, compared to the first quarter of 2023 primarily driven by an improvement in operating margins for the reasons described in our consolidated results.
Asia/Pacific
Asia/Pacific represented approximately 22% of the Company’s consolidated net sales in the first quarter of 2024. The segment’s net sales were $101.6 million, an increase of $5.3 million or 6%, compared to the first quarter of 2023. This was driven by higher sales volumes of 15%, partially offset by a decrease in selling price and product mix of 5% and an unfavorable impact from foreign currency translation of 4%. The increase in sales volumes was primarily driven by an increase in end market activity compared to the prior year period and new business wins. The decrease in selling price and product mix was primarily attributable to our index-based customer contracts. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Chinese renminbi in the first quarter of 2024 compared to the first quarter of 2023. This segment’s operating earnings were $30.4 million, an increase of $2.7 million or 10% compared to the first quarter of 2023 primarily driven by an increase in net sales and an improvement in operating margins for the reasons described in our consolidated results.
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
These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance, and business, which may differ materially from expectations, estimates and projections of many factors, including, but not limited to:
•the timing and extent of the projected impacts on our business of acts of war or terrorism, including the conflicts in Ukraine and the Middle East, and actions taken by various governments and governmental organizations in response;
•inflationary pressures, cost increases and the impacts of constraints and disruptions in the global supply chain;
•the potential timing, impacts, benefits and other uncertainties of acquisitions and divestitures, including our ability to realize synergies, integrate acquisitions or separate divested assets and businesses;
•the potential for changes in global and regional economic conditions and for a variety of macroeconomic events, including the possibility of global or regional slowdowns or recessions, a global pandemic, interest rate changes, inflation, deflation or stagflation and its impact on our business, raw materials purchases and/or profitability of our business impact the value of our assets; and
•our future results and plans including our sustainability goals and enterprise strategy
Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, forward-looking statements are also included in the Company’s other periodic reports on Forms 10-K, 10-Q and 8-K, press releases, and other materials released to, or statements made to, the public.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Any or all of the forward-looking statements in this Report, in the Company’s 2023 Form 10-K and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Report will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in the Company’s subsequent reports on Forms 10-K, 10-Q, 8-K and other related filings should be consulted. A major risk is that demand for the Company’s products and services is largely derived from the demand for our customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production slowdowns and shutdowns.
Other major risks and uncertainties include, but are not limited to, inflationary pressures, including the potential for continued significant increases in raw material costs; supply chain disruptions; customer financial instability; rising interest rates and the possibility of economic recession; economic and political disruptions including the impacts of the military conflicts between Russia and Ukraine and between Israel and Hamas; tariffs, trade restrictions and the economic and other sanctions imposed by other nations on Russia and/or other government organizations; suspensions of activities in Russia by many multinational companies and the potential expansion of military activity; foreign currency fluctuations; significant changes in applicable tax rates and regulations; future terrorist attacks and other acts of violence; the impacts of consolidation in our industry, including loss or consolidation of a major customer; and the potential occurrence of cyber-security breaches, cyber-security attacks and other security incidents.
Furthermore, the Company is subject to the same business cycles as those experienced by our customers in the steel, automobile, aircraft, industrial equipment, aluminum, and durable goods industries. Other factors could also adversely affect us, including those related to acquisitions and the integration of acquired businesses.
Therefore, we caution you not to place undue reliance on our forward-looking statements. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to the Risk Factors section, which appears in Item 1A in our 2023 Form 10-K and in our quarterly and other reports filed from time to time with the SEC. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have evaluated the information required under this Item that was disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2023, and we believe there has been no material change to that information.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2024, the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.
Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2024.

PART II.
OTHER INFORMATION
Items 3 and 4 of Part II are inapplicable and have been omitted.
Item 1. Legal Proceedings.
Incorporated by reference is the information in Note 18 of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, of this Report.
Item 1A. Risk Factors.
The Company’s business, financial condition, results of operations and cash flows are subject to various risks that could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed in Part I, Item 1A of the Company’s 2023 Form 10-K. There have been no material changes to the risk factors described therein.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this Report:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share (2)	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 - January 31	281	$206.14	—	$150,000,000
February 1 - February 29	357	$197.96	—	$150,000,000
March 1 - March 31	6,479	$200.16	—	$150,000,000
Total	7,117	$200.29	—	$150,000,000
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
(3)On February 28, 2024, the Board of Directors of the Company approved, and the Company announced, a share repurchase program, pursuant to which the Company is authorized to repurchase up to $150,000,000 of Quaker Chemical Corporation common stock (the “2024 Share Repurchase Program”), and it has no expiration date. There were no shares acquired by the Company pursuant to the 2024 Share Repurchase Program during the quarter ended March 31, 2024.
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

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Shane W. Hostetter
Date: May 2, 2024	Shane W. Hostetter, Executive Vice President, Chief Financial Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)