Form 10-Q
period 2024-06-30
QUAKER CHEMICAL CORP
filed 2024-08-05
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on July 31, 2024	17,912,155

Quaker Chemical Corporation

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited).
Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$463,567	$495,444	$933,326	$995,592
Cost of goods sold (excluding amortization expense - See Note 13)	287,849	317,753	576,045	644,451
Gross profit	175,718	177,691	357,281	351,141
Selling, general and administrative expenses	116,949	119,853	241,129	239,402
Restructuring and related charges, net	320	1,043	2,177	5,015
Operating income	58,449	56,795	113,975	106,724
Other income (expense), net	422	(3,606)	1,502	(5,845)
Interest expense, net	(10,754)	(12,721)	(21,578)	(25,963)
Income before taxes and equity in net income of associated companies	48,117	40,468	93,899	74,916
Taxes on income before equity in net income of associated companies	15,778	13,830	28,286	23,363
Income before equity in net income of associated companies	32,339	26,638	65,613	51,553
Equity in net income of associated companies	2,571	2,755	4,555	7,381
Net income	34,910	29,393	70,168	58,934
Less: Net income attributable to noncontrolling interest	25	47	56	54
Net income attributable to Quaker Chemical Corporation	$34,885	$29,346	$70,112	$58,880
Per share data:
Net income attributable to Quaker Chemical Corporation common shareholders – basic	$1.94	$1.63	$3.90	$3.28
Net income attributable to Quaker Chemical Corporation common shareholders – diluted	$1.94	$1.63	$3.89	$3.27
Dividends declared	$0.455	$0.435	$0.910	$0.870
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$34,910	$29,393	$70,168	$58,934

Other comprehensive (loss) income, net of tax
Currency translation adjustments	(18,840)	(13,080)	(44,229)	1,388
Defined benefit retirement plans	125	697	479	571
Current period change in fair value of derivatives	(15)	4,173	2,330	4,563
Unrealized (loss) gain on available-for-sale securities	(44)	1,241	1	1,575
Other comprehensive (loss) income	(18,774)	(6,969)	(41,419)	8,097

Comprehensive income	16,136	22,424	28,749	67,031
Less: Comprehensive (income) loss attributable to noncontrolling interest	(26)	(9)	16	(19)
Comprehensive income attributable to Quaker Chemical Corporation	$16,110	$22,415	$28,765	$67,012
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Unaudited; Dollars in thousands, except par value)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$188,568	$194,527
Accounts receivable, net	423,906	444,950
Inventories
Raw materials and supplies	116,026	119,047
Work-in-process and finished goods	123,115	114,810
Prepaid expenses and other current assets	67,485	54,555
Total current assets	919,100	927,889
Property, plant and equipment, at cost	447,808	453,419
Less: Accumulated depreciation	(246,985)	(245,608)
Property, plant and equipment, net	200,823	207,811
Right-of-use lease assets	36,693	38,614
Goodwill	517,582	512,518
Other intangible assets, net	866,167	896,721
Investments in associated companies	96,090	101,151
Deferred tax assets	12,903	10,737
Other non-current assets	22,834	18,770
Total assets	$2,672,192	$2,714,211
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$32,448	$23,444
Accounts payable	185,351	184,813
Dividends payable	8,163	8,186
Accrued compensation	31,595	55,194
Accrued restructuring	1,048	3,350
Accrued pension and postretirement benefits	2,191	2,208
Other accrued liabilities	89,281	90,315
Total current liabilities	350,077	367,510
Long-term debt	703,655	730,623
Long-term lease liabilities	21,671	22,937
Deferred tax liabilities	147,100	146,957
Non-current accrued pension and postretirement benefits	28,109	29,457
Other non-current liabilities	25,974	31,805
Total liabilities	1,276,586	1,329,289
Commitments and contingencies (Note 18)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding June 30, 2024 – 17,940,532 shares; December 31, 2023 – 17,991,988 shares	17,941	17,992
Capital in excess of par value	938,436	940,101
Retained earnings	604,404	550,641
Accumulated other comprehensive loss	(165,762)	(124,415)
Total Quaker shareholders’ equity	1,395,019	1,384,319
Noncontrolling interest	587	603
Total equity	1,395,606	1,384,922
Total liabilities and equity	$2,672,192	$2,714,211
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$70,168	$58,934
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	706	706
Depreciation and amortization	41,984	40,824
Equity in undistributed earnings of associated companies, net of dividends	(4,221)	(4,207)
Deferred compensation, deferred taxes and other, net	(647)	154
Share-based compensation	8,128	7,414
Restructuring and related charges, net	2,177	5,015
Pension and other postretirement benefits	(994)	(308)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	10,483	22,017
Inventories	(9,141)	11,750
Prepaid expenses and other current assets	(15,646)	(8,925)
Accrued restructuring	(4,442)	(5,410)
Accounts payable and accrued liabilities	(25,021)	(11,912)
Net cash provided by operating activities	73,534	116,052

Cash flows from investing activities
Investments in property, plant and equipment	(11,124)	(17,040)
Payments related to acquisitions, net of cash acquired	(24,899)	—
Proceeds from disposition of assets	2,798	—
Net cash used in investing activities	(33,225)	(17,040)

Cash flows from financing activities
Payments of long-term debt	(34,169)	(9,439)
Borrowings (payments) on revolving credit facilities, net	20,533	(62,778)
Payments on other debt, net	(37)	(456)
Dividends paid	(16,372)	(15,631)
Shares purchased under share repurchase programs	(7,760)	—
Other stock related activity	(1,492)	(712)
Net cash used in financing activities	(39,297)	(89,016)
Effect of foreign exchange rate changes on cash	(6,971)	(1,554)
Net (decrease) increase in cash and cash equivalents	(5,959)	8,442
Cash and cash equivalents at the beginning of the period	194,527	180,963
Cash and cash equivalents at the end of the period	$188,568	$189,405
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited; Dollars in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2022	$17,950	$928,288	$469,920	$(138,240)	$667	$1,278,585
Net income	—	—	29,534	—	7	29,541
Amounts reported in other comprehensive income	—	—	—	15,063	3	15,066
Dividends ($0.435 per share)	—	—	(7,822)	—	—	(7,822)
Share issuance and equity-based compensation plans	32	1,386	—	—	—	1,418
Balance as of March 31, 2023	$17,982	$929,674	$491,632	$(123,177)	$677	$1,316,788
Net income	—	—	29,346	—	47	29,393
Amounts reported in other comprehensive loss	—	—	—	(6,931)	(38)	(6,969)
Dividends ($0.435 per share)	—	—	(7,830)	—	—	(7,830)
Share issuance and equity-based compensation plans	17	5,267	—	—	—	5,284
Balance as of June 30, 2023	$17,999	$934,941	$513,148	$(130,108)	$686	$1,336,666

Balance as of December 31, 2023	$17,992	$940,101	$550,641	$(124,415)	$603	$1,384,922
Net income	—	—	35,227	—	31	35,258
Amounts reported in other comprehensive loss	—	—	—	(22,572)	(73)	(22,645)
Dividends ($0.455 per share)	—	—	(8,186)	—	—	(8,186)
Share issuance and equity-based compensation plans	(2)	2,445	—	—	—	2,443
Balance as of March 31, 2024	$17,990	$942,546	$577,682	$(146,987)	$561	$1,391,792
Net income	—	—	34,885	—	25	34,910
Amounts reported in other comprehensive loss	—	—	—	(18,775)	1	(18,774)
Dividends ($0.455 per share)	—	—	(8,163)	—	—	(8,163)
Shares purchased under share repurchase program	(49)	(8,306)	—	—	—	(8,355)
Share issuance and equity-based compensation plans	—	4,196	—	—	—	4,196
Balance as of June 30, 2024	$17,941	$938,436	$604,404	$(165,762)	$587	$1,395,606
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 1 – Basis of Presentation and Description of Business
As used in these Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (the “Report”), the terms “Quaker Houghton,” the “Company,” “we,” and “our” refer to Quaker Chemical Corporation (doing business as Quaker Houghton), its subsidiaries, and associated companies, unless the context otherwise requires.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. The results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2023 (as amended, the “2023 Form 10-K”).
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
Hyper-inflationary economies
Argentina’s and Türkiye’s economies were considered hyper-inflationary under U.S. GAAP effective July 1, 2018 and April 1, 2022, respectively. As of, and for the three and six months ended June 30, 2024, the Company's Argentine and Turkish subsidiaries together represented 1% and 2% of the Company’s consolidated total assets and net sales, respectively. During the three and six months ended June 30, 2024, the Company recorded $0.6 million of remeasurement losses and $0.3 million of net remeasurement gains associated with the applicable currency conversions, respectively. Comparatively, during the three and six months ended June 30, 2023, the Company recorded $1.1 million and $1.6 million of remeasurement losses associated with the applicable currency conversions, respectively. These gains and losses were recorded within Other income (expense), net, in the Company’s Condensed Consolidated Statements of Operations.
Note 2 – Business Acquisitions
Subsequent to the date of these financial statements, in July 2024, the Company acquired Sutai Group (“Sutai”), for approximately 2.3 billion Japanese yen, or approximately $14.6 million, subject to routine and customary post-closing adjustments and earn-out provisions. Sutai is based in Japan and provides impregnation treatment products and services to the automotive industry and a variety of other industries. Sutai will be reported as part of the Asia/Pacific reportable segment. This acquisition strengthens Quaker Houghton’s technology portfolio, enabling the Company to better support and optimize production processes for customers across the Japanese, Asia Pacific and global markets.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
During February 2024, the Company acquired I.K.V. Tribologie IKVT and its subsidiaries (“IKV”) for 32.6 million EUR, or $35.2 million, including an initial cash payment of 27.6 million EUR, or $29.7 million, subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels as well as earn-out provisions related to the finalization of 2023 earnings. Assets acquired included approximately $4.8 million of cash and cash equivalents. IKV, which is part of the Company’s EMEA segment, specializes in high-performance lubricants and greases, including original equipment manufacturer first-fill greases that are primarily used in the automotive, aerospace, electronics, and other industrial markets. The acquisition of IKV strengthens the Company’s position in first-fill greases. The Company preliminarily allocated $15.0 million of the purchase price to intangible assets, comprised of approximately $11.1 million of customer relationships to be amortized over 16 years; $3.2 million of product technologies to be amortized over 14 years; and $0.7 million of trademarks to be amortized over 5 years. In addition, the Company recognized $16.4 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill recognized on the transaction is primarily attributable to expected cost and growth synergies. Subsequent to the date of these financial statements, the 2023 earnings were finalized and the Company made a payment of 5.0 million EUR, or $5.5 million, in connection with the post-closing adjustments and earn-out provision. As of June 30, 2024, the allocation of the purchase price has not been finalized.
The results of operations of IKV subsequent to the acquisition date are included in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024.
Note 3 – Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in November 2023. This ASU expands on reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, defined as those expenses that are regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. ASU 2023-07 is effective for annual reports for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its Consolidated Financial Statements.
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
Note 4 – Business Segments
The Company’s operating segments, which are consistent with its reportable segments, reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated, and the manner by which the chief operating decision maker assesses the Company’s performance. The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents information about the performance of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2024	2023	2024	2023
Americas	$223,517	$253,219	$453,271	$504,632
EMEA	138,001	143,533	276,423	295,982
Asia/Pacific	102,049	98,692	203,632	194,978
Total net sales	$463,567	$495,444	$933,326	$995,592

Segment operating earnings
Americas	$64,137	$69,007	$130,906	$135,132
EMEA	26,652	25,583	56,223	53,154
Asia/Pacific	31,000	27,989	61,377	55,641
Total segment operating earnings	121,789	122,579	248,506	243,927
Restructuring and related charges, net	(320)	(1,043)	(2,177)	(5,015)
Non-operating and administrative expenses	(47,584)	(49,950)	(101,760)	(101,721)
Depreciation of corporate assets and amortization	(15,436)	(14,791)	(30,594)	(30,467)
Operating income	58,449	56,795	113,975	106,724
Other income (expense), net	422	(3,606)	1,502	(5,845)
Interest expense, net	(10,754)	(12,721)	(21,578)	(25,963)
Income before taxes and equity in net income of associated companies	$48,117	$40,468	$93,899	$74,916
The following table summarizes inter-segment revenues. All inter-segment transactions have been eliminated from each reportable segment’s net sales and earnings for all periods presented in the above tables.

	Three Months Ended June 30,		Six Months Ended June 30,
Inter-segment revenues	2024	2023	2024	2023
Americas	$2,385	$2,179	$4,898	$5,006
EMEA	5,479	7,463	12,539	13,556
Asia/Pacific	1,945	476	3,076	536
Note 5 – Net Sales and Revenue Recognition
Arrangements Resulting in Net Reporting
As part of the Company’s FluidcareTM business, certain third-party product sales to customers are managed by the Company. The Company transferred third-party products under arrangements recognized on a net reporting basis of $19.2 million and $39.0 million for the three and six months ended June 30, 2024, respectively, and $21.0 million and $41.7 million for the three and six months ended June 30, 2023, respectively.
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
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Condensed Consolidated Balance Sheets as of June 30, 2024 or December 31, 2023.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The Company had approximately $3.2 million and $4.5 million of deferred revenue as of June 30, 2024 and December 31, 2023, respectively. For the six months ended June 30, 2024, the Company satisfied materially all of the associated performance obligations and recognized into revenue materially all advance payments received and recorded as of December 31, 2023.
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
The following tables disaggregate the Company’s net sales by segment and customer industry.

	Three Months Ended June 30, 2024
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$63,753	$35,307	$50,150	$149,210
Metalworking and other	159,764	102,694	51,899	314,357
	$223,517	$138,001	$102,049	$463,567

	Six Months Ended June 30, 2024
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$129,779	$68,127	$101,061	$298,967
Metalworking and other	323,492	208,296	102,571	634,359
	$453,271	$276,423	$203,632	$933,326

	Three Months Ended June 30, 2023
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$68,743	$32,643	$48,129	$149,515
Metalworking and other	184,476	110,890	50,563	345,929
	$253,219	$143,533	$98,692	$495,444

	Six Months Ended June 30, 2023
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$136,877	$71,746	$94,789	$303,412
Metalworking and other	367,755	224,236	100,189	692,180
	$504,632	$295,982	$194,978	$995,592
Note 6 - Leases
The Company has operating leases for certain facilities, vehicles, and machinery and equipment with remaining lease terms up to 11 years. Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company has certain land use leases with remaining lease terms up to 91 years.
The Company had no material variable lease costs, sublease income, or finance leases for the three and six months ended June 30, 2024 and 2023. The components of the Company’s lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$3,727	$3,710	$7,470	$7,646
Short-term lease expense	193	183	392	394

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,736	$3,773	$7,397	$7,630

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	2,130	823	5,364	3,656
Supplemental balance sheet information related to the Company’s leases is as follows:

	June 30, 2024	December 31, 2023
Right-of-use lease assets	$36,693	$38,614

Other current liabilities	11,477	11,965
Long-term lease liabilities	21,671	22,937
Total operating lease liabilities	$33,148	$34,902

Weighted average remaining lease term (years)	4.9	5.1
Weighted average discount rate	5.32%	4.91%
Maturities of operating lease liabilities as of June 30, 2024 were as follows:

For the remainder of 2024	$6,994
For the year ended December 31, 2025	10,747
For the year ended December 31, 2026	8,088
For the year ended December 31, 2027	4,420
For the year ended December 31, 2028	2,486
For the year ended December 31, 2029 and beyond	5,288
Total lease payments	38,023
Less: imputed interest	(4,875)
Present value of lease liabilities	$33,148
Note 7 – Restructuring and Related Activities
In 2022, the Company initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. As of June 30, 2024, the program included restructuring and associated severance costs to reduce headcount by approximately 120 positions globally. These headcount reductions began in the fourth quarter of 2022 and are expected to be completed in 2024.
Employee separation benefits vary depending on local regulations within certain foreign countries and include severance and other benefits. The exact timing to complete, and final costs associated with, all actions will depend on a number of factors and are subject to change. Restructuring costs incurred during the three and six months ended June 30, 2024 and 2023 include employee severance and facility closure costs that are recorded in Restructuring and related charges, net in the Company’s Condensed Consolidated Statements of Operations.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Changes in the Company’s accruals for its restructuring program are as follows:

Accrued restructuring as of December 31, 2023	$3,350
Restructuring and related charges, net	2,177
Cash payments	(4,442)
Currency translation adjustments	(37)
Accrued restructuring as of June 30, 2024	$1,048
In connection with the plans for closure of certain manufacturing and non-manufacturing facilities, the Company has made available for sale certain facilities and property. As of June 30, 2024, the Company classified certain properties with aggregate book value of approximately $2.1 million as held-for-sale. These assets are recorded in Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets. The Company expects to complete the sale of these properties over the next 12 months. During the three and six months ended June 30, 2024, the Company completed the sale of certain facilities previously classified as held for sale for a net gain of $0.5 million, which is recorded in Other income (expenses), net in the Company’s Condensed Consolidated Statements of Operations.
Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$39	$203	$214	$634
Non-vested stock awards and restricted stock units	2,593	2,592	5,128	4,763
Director stock ownership plan	30	16	60	26
Performance stock units	1,582	1,076	2,726	1,991
Total share-based compensation expense	$4,244	$3,887	$8,128	$7,414
Stock Options
As of June 30, 2024, unrecognized compensation expense related to unvested stock options was $0.1 million, to be recognized over a weighted average remaining period of 0.8 years.
Restricted Stock Awards
During the six months ended June 30, 2024, the Company granted 872 non-vested restricted share awards under its long-term incentive plan (“LTIP”), which are subject to time-based vesting, generally over one to three years. As of June 30, 2024, unrecognized compensation expense related to non-vested restricted shares was $2.8 million, to be recognized over a weighted average remaining period of 1.2 years.
Restricted Stock Units
During the six months ended June 30, 2024, the Company granted 55,227 restricted stock units under its LTIP, which are subject to time-based vesting, generally over one to three years. The fair value of these grants is based on the closing price of the Company’s common stock on the date of grant. As of June 30, 2024, unrecognized compensation expense related to non-vested restricted stock units was $9.4 million, to be recognized over a weighted average remaining period of 1.7 years.
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
Compensation expense for PSUs is measured based on the grant date fair value and is recognized on a straight-line vesting method basis over the applicable vesting period. During the six months ended June 30, 2024, the Company granted 20,205 PSUs with a ROIC condition at a grant date fair value of $200.16 per unit, which was based on the closing trading price of the Company’s common stock on the date of grant. PSUs granted with a relative TSR condition are valued using a Monte Carlo simulation on the date of grant. The grant-date fair value of the PSUs valued using a Monte Carlo simulation was $234.19 per unit, which incorporated the assumptions set forth in the table below:

2024 Grants
Number of PSUs granted	20,078
Risk-free interest rate	4.55%
Dividend yield	0.91%
Expected term (years)	3.0
As of June 30, 2024, there was approximately $12.0 million of total unrecognized compensation cost related to PSUs, which the Company expects to recognize over a weighted-average period of 2.3 years.
Note 9 – Pension and Other Postretirement Benefits
The components of net periodic benefit cost (income) are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$108	$107	$—	$—	$217	$211	$—	$—
Interest cost	2,364	2,511	15	19	4,738	4,973	31	38
Expected return on plan assets	(2,020)	(2,026)	—	—	(4,050)	(4,023)	—	—
Actuarial loss (gain) amortization	127	103	(29)	(30)	255	205	(59)	(60)
Prior service cost (income) amortization	7	—	—	(4)	14	—	—	(8)
Net periodic benefit cost (income)	$586	$695	$(14)	$(15)	$1,174	$1,366	$(28)	$(30)
Employer Contributions
During the six months ended June 30, 2024, $1.9 million of contributions have been made to the Company’s U.S. and foreign pension plans. Contributions to other postretirement benefit plans were not material. Taking into consideration current minimum cash contribution requirements, the Company currently expects to make full year cash contributions of approximately $5.7 million to its U.S. and foreign pension plans and approximately $0.2 million to its other postretirement benefit plans.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 10 – Other income (expense), net
The components of Other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-income tax refunds and other related credits	$868	$888	3,023	1,248
Income from third party license fees	170	321	$395	$646
Gain on disposals of property, plant, equipment and other assets, net	510	—	917	—
Foreign exchange losses, net	(727)	(4,225)	(1,175)	(7,551)
Pension and postretirement benefit costs, non-service components	(464)	(573)	(929)	(1,125)
Facility remediation recoveries, net	—	187	—	1,014
Product liability claim	—	—	(896)	—
Other non-operating income (expense), net	65	(204)	167	(77)
Total other income (expense), net	$422	$(3,606)	$1,502	$(5,845)
Gain on disposals of property, plant, equipment and other assets, net includes the net gains recognized for the sale of certain facilities previously classified as held for sale during the three and six months ended June 30, 2024. See Note 7 of Notes to the Condensed Consolidated Financial Statements.
Facility remediation recoveries, net, during the three and six months ended June 30, 2023, reflect insurance recoveries of costs for remediation and restoration of property damage. See Note 18 for discussion regarding the Company’s related business interruption claims.
Product liability claim represents expense related to the payments by the Company in connection with a product liability dispute with a customer during the six months ended June 30, 2024.
Note 11 – Income Taxes
The Company’s effective tax rates for the three and six months ended June 30, 2024 were 32.8% and 30.1%, respectively, compared to 34.2% and 31.2% for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2024 were largely driven by the mix of pre-tax earnings, certain one-time charges related to an intercompany intangible asset transfer, and withholding taxes, offset by changes in uncertain tax positions. Comparatively, the effective tax rates for the three and six months ended June 30, 2023 were largely impacted by the mix of pre-tax earnings, changes to the valuation allowance for and the usage of certain foreign tax credits, and withholding taxes, partially offset by changes in uncertain tax positions and favorable return to provision adjustments.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$34,885	$29,346	$70,112	$58,880
Less: income allocated to participating securities	(118)	(154)	(276)	(299)
Net income available to common shareholders	$34,767	$29,192	$69,836	$58,581
Basic weighted average common shares outstanding	17,921,395	17,892,444	17,915,104	17,879,629
Basic earnings per common share	$1.94	$1.63	$3.90	$3.28

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$34,885	$29,346	$70,112	$58,880
Less: income allocated to participating securities	(118)	(154)	(276)	(299)
Net income available to common shareholders	$34,767	$29,192	$69,836	$58,581
Basic weighted average common shares outstanding	17,921,395	17,892,444	17,915,104	17,879,629
Effect of dilutive securities	18,761	28,970	19,846	30,277
Diluted weighted average common shares outstanding	17,940,156	17,921,414	17,934,950	17,909,906
Diluted earnings per common share	$1.94	$1.63	$3.89	$3.27
Certain stock options, restricted stock units, and PSUs are not included in the diluted earnings per share calculation when the effect would have been anti-dilutive. The calculated amount of anti-diluted shares not included were 16,098 and 31,000 for the three and six months ended June 30, 2024, respectively, and 8,232 and 10,940 for the three and six months ended June 30, 2023, respectively.
Note 13 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows:

	Americas	EMEA	Asia/Pacific	Total
Balance as of December 31, 2023	$283,103	$65,940	$163,475	$512,518
Goodwill additions	—	16,448	—	16,448
Currency translation adjustments	(2,927)	(816)	(7,641)	(11,384)
Balance as of June 30, 2024	$280,176	$81,572	$155,834	$517,582
Gross carrying amounts and accumulated amortization for definite-lived intangible assets were as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Customer lists and rights to sell	$837,946	$841,562	$264,378	$243,872	$573,568	$597,690
Trademarks, formulations and product technology	162,620	161,613	59,421	55,879	103,199	105,734
Other	5,814	5,892	5,708	5,776	106	116
Total definite-lived intangible assets	$1,006,380	$1,009,067	$329,507	$305,527	$676,873	$703,540

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$14,744	$14,692	$29,215	$29,205
Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the remainder of 2024	$28,986
For the year ended December 31, 2025	57,855
For the year ended December 31, 2026	57,168
For the year ended December 31, 2027	56,875
For the year ended December 31, 2028	56,535
For the year ended December 31, 2029	56,020
As of June 30, 2024 and December 31, 2023, the Company had indefinite-lived intangible assets for trademarks and tradenames totaling $189.3 million and $193.2 million, respectively.
Note 14 – Debt
The following table sets forth the components of the Company’s debt:

	As of June 30, 2024		As of December 31, 2023
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Credit Facilities:
Revolver	4.75%	$51,437	5.13%	$30,904
U.S. Term Loan	6.55%	529,008	6.71%	561,250
Euro Term Loan	4.75%	146,024	5.13%	152,366
Industrial development bonds	5.26%	10,000	5.26%	10,000
Bank lines of credit and other debt obligations	Various	956	Various	1,092
Total debt		$737,425		$755,612
Less: debt issuance costs		(1,322)		(1,545)
Less: short-term and current portion of long-term debts		(32,448)		(23,444)
Total long-term debt		$703,655		$730,623
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
As of June 30, 2024, the Company was in compliance with all of the Credit Facility covenants. See Note 19 of Notes to Consolidated Financial Statements in the Company’s 2023 Form 10-K.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three and six months ended June 30, 2024 were approximately 6.2% and 6.3%, respectively. As of June 30, 2024, the interest rate on the outstanding borrowings under the Credit Facility was approximately 6.1%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $445 million, which is net of bank letters of credit of approximately $3 million, as of June 30, 2024.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings to an average fixed rate of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of June 30, 2024, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.3%. See Note 17 of Notes to Condensed Consolidated Financial Statements.
In connection with executing the original credit facility in 2019 and the amended Credit Facility during the second quarter of 2022, the Company capitalized an aggregate of $2.2 million of certain third-party and creditor debt issuance costs. Approximately $0.7 million of the capitalized costs were attributed to the Euro Term Loan and U.S. Term Loan. These costs were recorded as a direct offset of Long-term debt on the Condensed Consolidated Balance Sheet. Approximately $1.5 million of the capitalized costs were attributed to the Revolver and recorded within Other assets on the Condensed Consolidated Balance Sheet. These capitalized costs will collectively be amortized into Interest expense over the five-year term of the Credit Facility. As of June 30, 2024, the Company had $1.3 million of debt issuance costs recorded as an offset of Long-term debt on the Condensed Consolidated Balance Sheets and $2.9 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet. Comparatively, as of December 31, 2023, the Company had $1.5 million of debt issuance costs recorded as an offset of Long-term debt on the Condensed Consolidated Balance Sheets and $3.3 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheets.
Industrial development bonds
As of June 30, 2024 and December 31, 2023, the Company had fixed rate, industrial development authority bonds totaling $10.0 million in principal amount due in 2028. These bonds have similar covenants to the Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discounting facilities in certain foreign subsidiaries, which are not collateralized. The Company’s other debt obligations primarily consist of certain domestic and foreign low interest rate or interest-free municipality-related loans, local credit facilities of certain foreign subsidiaries, and finance lease obligations. Total unused capacity under these arrangements as of June 30, 2024 was approximately $34 million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of June 30, 2024 were approximately $4 million.
Interest expense, net
The Company incurred the following debt related expenses included within Interest expense, net, in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$11,530	$14,389	$22,812	$28,265
Amortization of debt issuance costs	353	353	706	706
Total	$11,883	$14,742	$23,518	$28,971
Based on the variable interest rates associated with the Credit Facility, as of June 30, 2024 and as of December 31, 2023, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 15 – Accumulated Other Comprehensive Income
The following tables show the reclassifications from and resulting balances of accumulated other comprehensive income (“AOCI”):

	Currency Translation Adjustments	Defined Benefit Pension Plans	Unrealized (Loss) Gain in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of March 31, 2024	$(140,733)	$(10,384)	$378	$3,752	$(146,987)
Other comprehensive (loss) income before Reclassifications	(18,841)	113	(58)	(19)	(18,805)
Amounts reclassified from AOCI	—	59	3	—	62
Related tax amounts	—	(47)	11	4	(32)
Balance as of June 30, 2024	$(159,574)	$(10,259)	$334	$3,737	$(165,762)

Balance as of March 31, 2023	$(117,696)	$(4,721)	$(1,150)	$390	$(123,177)
Other comprehensive (loss) income before Reclassifications	(13,042)	854	979	5,420	(5,789)
Amounts reclassified from AOCI	—	78	591	—	669
Related tax amounts	—	(235)	(329)	(1,247)	(1,811)
Balance as of June 30, 2023	$(130,738)	$(4,024)	$91	$4,563	$(130,108)

	Currency Translation Adjustments	Defined Benefit Pension Plans	Unrealized (Loss) Gain in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of December 31, 2023	$(115,417)	$(10,738)	$333	$1,407	$(124,415)
Other comprehensive (loss) income before reclassifications	(44,157)	433	5	3,026	(40,693)
Amounts reclassified from AOCI	—	209	(4)	—	205
Related tax amounts	—	(163)	—	(696)	(859)
Balance as of June 30, 2024	$(159,574)	$(10,259)	$334	$3,737	$(165,762)

Balance as of December 31, 2022	$(132,161)	$(4,595)	$(1,484)	$—	$(138,240)
Other comprehensive income before reclassifications	1,423	611	1,442	5,926	9,402
Amounts reclassified from AOCI	—	154	551	—	705
Related tax amounts	—	(194)	(418)	(1,363)	(1,975)
Balance as of June 30, 2023	$(130,738)	$(4,024)	$91	$4,563	$(130,108)
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 16 – Fair Value Measurements
The Company values its company-owned life insurance policies at fair value. During June 2023, the Company surrendered and liquidated $1.9 million of these life insurance policies. As a result, the Company owns an immaterial amount of company-owned life insurance policies as of June 30, 2024 and December 31, 2023.
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
Open foreign exchange forward contracts as of June 30, 2024 were entered into as hedges in Japanese yen, Mexican peso and Chinese yuan against the U.S. dollar. As of June 30, 2024, the Company had open foreign exchange forward contracts with notional U.S. dollar values of the following:

Currency	June 30, 2024
Mexican Peso	$30,600
Japanese Yen	5,000
Chinese Yuan	4,200
$39,800
Open foreign exchange forward contracts as of June 30, 2024 had maturities occurring over a period of one month.
Interest Rate Swaps
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as the Secured Overnight Financing Rate (“SOFR”), in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings into a fixed rate obligation. See Note 14 of Notes to Condensed Consolidated Financial Statements. These interest rate swaps are designated as cash flow hedges and, as such, the contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective and reclassified to interest expense in the period during which these hedged transactions affect earnings or it becomes probable that the forecasted transaction will not occur.
The balance sheet classification and fair values of the Company’s derivative instruments, which are Level 2 measurements, are as follows:

Derivatives instruments	Condensed Consolidated Balance Sheets Location	June 30, 2024	December 31, 2023
Interest rate swaps:	Other non-current assets	$4,854	$1,828

Foreign currency forward contracts:	Other accrued liabilities	1,141	159
The following table presents the net unrealized gain deferred to AOCI:

Derivatives designated as cash flow hedges		June 30, 2024	December 31, 2023
Interest rate swaps	AOCI	$3,737	$1,407

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents the location and the amount of net gain or loss recognized in the Company’s Condensed Consolidated Statements of Operations related to derivative instruments:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative instruments	Condensed Consolidated Statements of Operations	2024	2023	2024	2023
Interest rate swaps	Interest expense, net	$1,273	$1,061	$2,559	$1,061
Foreign exchange forward contracts	Other income (expense), net	(1,675)	1,843	(732)	2,135
Total		$(402)	$2,904	$1,827	$3,196
Note 18 – Commitments and Contingencies
As previously disclosed in its 2023 Form 10-K, the Company is party to certain environmental matters and other litigation. See Note 25 of Notes to Consolidated Financial Statements in the Company’s 2023 Form 10-K. During the three and six months ended June 30, 2024, there have been no significant changes to the facts or circumstances of any of the previously disclosed matters. Although there can be no assurance regarding the outcome of any of the ongoing environmental matters or litigation, the Company believes that it has made adequate accruals for costs and liabilities associated with these matters. The Company has accrued approximately $5 million as of June 30, 2024 and December 31, 2023, respectively, for these ongoing matters.
The Company previously disclosed in its 2023 Form 10-K that one of its locations suffered property damage as a result of an electrical fire. The Company and its insurance carrier reviewed the impact of the electrical fire on the production facility’s operations as it relates to a potential business interruption insurance claim. Subsequent to the date of these financial statements, in July 2024, the Company and its insurance carrier settled this claim for $1.0 million.
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
In addition, during the three and six months ended June 30, 2024, there are no new environmental matters or litigation that the Company believes will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

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
Quaker Houghton delivered solid results in the second quarter of 2024. Net sales in the second quarter of 2024 were $463.6 million, a decrease of 6% compared to $495.4 million in the second quarter of 2023. This was primarily driven by a decrease in selling price and product mix of approximately 4%, a 1% decrease in sales volumes, and an unfavorable impact from foreign currency translation of 1%. The decrease in selling price and product mix was primarily attributable to our index-based customer contracts. The decline in sales volumes was a result of a continuation of soft end market conditions compared to the prior year, primarily in the Americas and EMEA segments, partially offset by an increase in end market activity in the Asia/Pacific segment as well as new business wins across all segments.
The Company generated net income in the second quarter of 2024 of $34.9 million, or $1.94 per diluted share, compared to net income of $29.3 million, or $1.63 per diluted share in the second quarter of 2023. Excluding non-recurring and non-core items in each period, the Company’s second quarter 2024 non-GAAP earnings per diluted share was $2.13 compared to $1.93 in the prior year quarter and the Company’s current quarter adjusted EBITDA was $84.3 million compared to $80.2 million in the second quarter of 2023. The increase in current quarter earnings was primarily driven by an improvement in gross margins related to pricing actions, lower raw material costs and selling, general and administrative expenses (“SG&A”), and favorable impacts from foreign exchange, partially offset by higher professional fees. See the Non-GAAP Measures section of this Item below, as well as other items discussed in the Company’s Consolidated Operations Review in the Operations section of this Item, below.
The Company’s second quarter 2024 operating performance in each of its three reportable segments: (i) Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia/Pacific, reflects similar drivers to that of the Company’s consolidated performance. Operating earnings for the Asia/Pacific and EMEA segments increased compared to the prior year quarter, primarily driven by an improvement in operating margins in each segment. Operating earnings for the Americas segment decreased compared to the prior year quarter, primarily driven by lower sales partially offset by improved segment operating margins. Additional details of each segment’s operating performance are further discussed in the Company’s Reportable Segments Review, in the Operations section of this Item, below.
Net cash flows provided by operating activities were $73.5 million in the first six months of 2024 compared to $116.1 million in the first six months of 2023. The lower operating cash flow year-over-year reflects an increase in the net cash outflows from working capital in the first six months of 2024 partially offset by higher operating performance in the first six months of 2024 compared to 2023. The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item, below.
Overall, the Company delivered solid results in the second quarter of 2024 highlighted by an improvement in margins which translated into earnings growth, notwithstanding the persistent macroeconomic and geopolitical challenges, continued soft end market conditions and other factors that have impacted the Company’s customers and end markets.
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

Quaker Chemical Corporation
Management’s Discussion and Analysis
Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $188.6 million. Total cash and cash equivalents were $194.5 million as of December 31, 2023. The approximately $6.0 million decrease in cash and cash equivalents was the net result of $73.5 million of cash provided by operating activities, offset by $39.3 million of cash used in financing activities, $33.2 million of cash used in investing activities and an unfavorable impact of foreign currency translation of approximately $7.0 million.
Net cash flows provided by operating activities were $73.5 million in the first six months of 2024 compared to $116.1 million in the first six months of 2023. The decrease in net operating cash flow year-over-year reflects higher cash outflows from working capital in 2024, driven by an outflow from Inventory due to timing of sales and orders and higher Accounts payable and accrued liabilities outflows due primarily to higher incentive compensation payments in the current year. The decrease in net operating cash flows was partially offset by higher operating performance in 2024 compared to 2023.
Net cash flows used in investing activities were $33.2 million in the first six months of 2024 compared to $17.0 million in the first six months of 2023. The increase in cash used in investing activities year-over-year is the result of payments in the current year related to the IKV acquisition. See Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for further information about business acquisitions.
Net cash flows used in financing activities were $39.3 million in the first six months of 2024 compared to net cash flows used in financing activities of $89.0 million in the first six months of 2023. The decrease in net cash outflows was primarily related to net borrowings on the Company’s revolving credit facility in the first six months of 2024 compared to net repayments in the first six months of 2023. In addition, during the first six months of 2024, the Company made payments of approximately $7.8 million for repurchases of its common stock under its share repurchase program. Also, the Company paid $16.4 million of cash dividends during the first six months of 2024, a $0.7 million, or 5%, increase compared to the prior year period.
During June 2022, the Company, and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into an amendment to its primary credit facility. The amended credit facility (the “Credit Facility”) established (A) a $150.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”), (B) a $600.0 million senior secured term loan (the “U.S. Term Loan”), and (C) a $500.0 million senior secured revolving credit facility (the “Revolver”), each maturing in June 2027. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed the greater of $300.0 million or 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase. The Credit Facility contains affirmative and negative covenants, financial covenants and events of default. Financial covenants contained in the Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. As of June 30, 2024, the Company was in compliance with all of the Credit Facility covenants. Refer to the description of the Company’s primary Credit Facility in Note 19 of Notes to Consolidated Financial Statements in its 2023 Form 10-K.
As of June 30, 2024, the Company had Credit Facility borrowings outstanding of $726.5 million. As of December 31, 2023, the Company had Credit Facility borrowings outstanding of $744.5 million. The Company’s other debt obligations are primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $11.0 million as of June 30, 2024 and $11.1 million as of December 31, 2023. Total unused capacity under these arrangements as of June 30, 2024 was approximately $34 million. The Company’s total net debt as of June 30, 2024, which consists of total borrowings of $737.4 million less cash and cash equivalents of $188.6 million, was approximately $548.9 million.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three and six months ended June 30, 2024 were approximately 6.2% and 6.3%, respectively. As of June 30, 2024, the interest rate on the outstanding borrowings under the Credit Facility was approximately 6.1%. As part of the Credit Facility, in addition to paying interest on the outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $445 million, which is net of bank letters of credit of approximately $3 million, as of June 30, 2024.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of June 30, 2024, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.3%. See Note 17 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for further information.

Quaker Chemical Corporation
Management’s Discussion and Analysis
In connection with executing the original credit facility in 2019 and the amended Credit Facility during the second quarter of 2022, the Company capitalized certain third-party and creditor debt issuance costs. Costs attributed to the Euro Term Loan and U.S. Term Loan were recorded as a direct offset of Long-term debt on the Condensed Consolidated Balance Sheet. Costs attributed to the Revolver were recorded within Other assets on the Condensed Consolidated Balance Sheet. These capitalized costs are collectively being amortized into Interest expense over the five-year term of the Credit Facility. As of June 30, 2024, the Company had $1.3 million of debt issuance costs recorded as an offset of Long-term debt on the Condensed Consolidated Balance Sheets and $2.9 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet. Comparatively, as of December 31, 2023, the Company had $1.5 million of debt issuance costs recorded as an offset of Long-term debt on the Condensed Consolidated Balance Sheets and $3.3 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet in Item 1 of this Report.
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain assets and/or liabilities denominated in certain foreign currencies. During the first six months of 2024, the Company entered into and settled forward contracts resulting in other expense of $0.7 million as compared to other income of $2.1 million during the first six months of 2023. See Note 17 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for further information.
During 2022, the Company’s management initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. The Company expects to generate full run-rate cost savings from the global cost and optimization program of approximately $20 million by the end of 2024. The Company expects total cash costs of this program to be approximately 1 to 1.5 times annualized savings. The Company recognized Restructuring and related charges of $2.2 million and $5.0 million for the six months ended June 30, 2024, and 2023, respectively, under this program. The Company made cash payments related to the settlement of restructuring liabilities under the restructuring program during the first six months of 2024 of approximately $4.4 million compared to $5.4 million in the first six months of 2023. The Company has remaining restructuring accruals, as of June 30, 2024, for this program of $1.0 million, which the Company expects to settle during 2024. See Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for further information.
As of June 30, 2024, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $19.6 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $6.6 million as a result of offsetting benefits in other tax jurisdictions.
As previously disclosed in the Company’s 2023 Form 10-K, on February 28, 2024, the Board of Directors of the Company approved a new share repurchase program (“2024 Share Repurchase Program”), authorizing the Company to repurchase up to an aggregate of $150 million of the Company’s outstanding common stock and replacing the prior share repurchase program. The 2024 Share Repurchase Program was effective immediately and has no expiration date. The Company made certain repurchases under the 2024 Repurchase Program during the six months ended June 30, 2024, as mentioned above. See Item 2 within Part II of this Report for further information.
The Company previously disclosed in its 2023 Form 10-K that one of its locations suffered property damage as a result of an electrical fire. The Company and its insurance carrier continue to review the impact of the electrical fire on the production facility’s operations as it relates to a potential business interruption insurance claim, and the Company has not recorded a gain contingency for a possible business interruption insurance claim as of June 30, 2024. Subsequent to the date of these financial statements, in July 2024, the Company and its insurance carrier settled this claim for $1.0 million.
The Company believes that its existing cash, anticipated cash flows from operations and available liquidity will be sufficient to support its operating requirements and fund its business objectives for at least the next twelve months, including but not limited to, payments of dividends to shareholders, share repurchases, capital expenditures, other growth opportunities (including potential acquisitions), pension plan contributions, implementing actions to achieve the Company’s sustainability goals and other potential known or anticipated contingencies. The Company also believes it has sufficient additional liquidity to support its operating requirements and to fund its business obligations for the period beyond the next twelve months, including the aforementioned items which are expected to recur annually, as well as future principal and interest payments on the Company’s Credit Facility, tax obligations and other long-term liabilities. The Company’s liquidity is affected by many factors, some based on normal operations of our business and others related to the impact of the pandemic and other global events on our business and on global economic conditions as well as industry uncertainties, which we cannot predict. We also cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We may seek, as we believe appropriate, additional debt or equity financing that would provide capital for corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions and organic investments. The timing and amount of potential capital requirements cannot be determined at this time and will depend on a number of factors, including the actual and projected demand for our products, specialty chemical industry conditions, competitive factors, and the condition of financial markets, among others.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Non-GAAP Measures
The information in this Form 10-Q includes non-GAAP financial information that includes EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP operating income, non-GAAP operating margin, taxes on income before equity in net income of associated companies – adjusted, non-GAAP net income and non-GAAP earnings per diluted share. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they enhance a reader’s understanding of the Company’s financial performance and facilitate a comparison among fiscal periods, as the non-GAAP financial measures exclude items that are not considered indicative of future operating performance or not considered core to the Company’s operations. Non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP. In addition, our definitions of EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP operating income, non-GAAP operating margin, taxes on income before equity in net income of associated companies – adjusted, non-GAAP net income and non-GAAP earnings per diluted share, as discussed and reconciled below to the most comparable respective GAAP measures, may not be comparable to similarly named measures reported by other companies.
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
Certain of the prior period non-GAAP financial measures presented in the following tables have been adjusted to conform with current period presentation. The following tables reconcile the Company’s non-GAAP financial measures (unaudited) to their most directly comparable GAAP (unaudited) financial measures (dollars in thousands unless otherwise noted, except per share amounts):

Non-GAAP Operating Income and Margin Reconciliations	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating income	$58,449	$56,795	$113,975	$106,724
Restructuring and related charges, net (a)	320	1,043	2,177	5,015
Strategic planning expenses (credits) (b)	—	579	(109)	2,666
Customer insolvency costs (g)	—	—	1,522	—
Other charges (d)	1,046	344	1,492	649
Non-GAAP operating income	$59,815	$58,761	$119,057	$115,054
Non-GAAP operating margin (%) (l)	12.9%	11.9%	12.8%	11.6%

Quaker Chemical Corporation
Management’s Discussion and Analysis

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Net Income Reconciliations	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Quaker Chemical Corporation	$34,885	$29,346	$70,112	$58,880
Depreciation and amortization (j)	21,428	20,834	42,484	41,344
Interest expense, net	10,754	12,721	21,578	25,963
Taxes on income before equity in net income of associated companies (k)	15,778	13,830	28,286	23,363
EBITDA	82,845	76,731	162,460	149,550
Equity (income) loss in a captive insurance company (e)	(475)	430	(981)	8
Restructuring and related charges, net (a)	320	1,043	2,177	5,015
Strategic planning expenses (credits) (b)	—	579	(109)	2,666
Customer insolvency costs (g)	—	—	1,522	—
Facility remediation recoveries (c)	—	(187)	—	(1,014)
Product liability claim costs (h)	—	—	896	—
Currency conversion impacts of hyper-inflationary economies (f)	613	1,184	(291)	1,640
Other charges (d)	988	462	1,899	1,168
Adjusted EBITDA	$84,291	$80,242	$167,573	$159,033
Adjusted EBITDA margin (%) (l)	18.2%	16.2%	18.0%	16.0%

Adjusted EBITDA	$84,291	$80,242	$167,573	$159,033
Less: Depreciation and amortization (j)	21,428	20,834	42,484	41,344
Less: Interest expense, net	10,754	12,721	21,578	25,963
Less: Taxes on income before equity in net income of associated companies - adjusted (k)	13,877	11,913	27,606	22,960
Non-GAAP net income	$38,232	$34,774	$75,905	$68,766

Non-GAAP Earnings per Diluted Share Reconciliations	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP earnings per diluted share attributable to Quaker Chemical Corporation common shareholders	$1.94	$1.63	$3.89	$3.27
Equity (income) loss in a captive insurance company per diluted share (e)	(0.02)	0.02	(0.05)	0.00
Restructuring and related charges, net per diluted share (a)	0.01	0.04	0.09	0.21
Strategic planning expenses (credits) per diluted share (b)	—	0.03	—	0.13
Customer insolvency costs per diluted share (g)	—	—	0.06	—
Facility remediation recoveries per diluted share (c)	—	(0.01)	—	(0.05)
Product liability claim costs per diluted share (h)	—	—	0.04	—
Currency conversion impacts of hyper-inflationary economies per diluted share (f)	0.03	0.06	(0.02)	0.09
Other charges per diluted share (d)	0.04	0.02	0.08	0.04
Impact of certain discrete tax items per diluted share (i)	0.13	0.14	0.13	0.13
Non-GAAP earnings per diluted share (m)	$2.13	$1.93	$4.22	$3.82
(a)Restructuring and related charges, net represent the costs incurred by the Company associated with the Company’s restructuring program. These costs are not indicative of the future operating performance of the Company. See Note 7 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report, for additional information.
(b)Strategic planning expenses (credits) include consultant and advisory costs (credits) incurred in connection with long-term strategic planning, as well as planning to further optimize the Company’s footprint, processes and functions. These credits and costs recorded in SG&A are not indicative of the future operating performance of the Company.

Quaker Chemical Corporation
Management’s Discussion and Analysis
(c)Facility remediation recoveries represent insurance recoveries of costs incurred for remediation and restoration of property damage to certain of the Company’s facilities. These costs and recoveries recorded in Other income (expense), net, are non-recurring and are not indicative of the future operating performance of the Company. There were no such gains recognized for the three and six months ended June 30, 2024. See Note 10 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(d)Other charges include executive transition costs, charges incurred by an inactive subsidiary of the Company as a result of the termination of restrictions on insurance settlement reserves, net gains recognized for the sale of certain facilities previously classified as held for sale, non-service components of the Company’s pension and postretirement net periodic benefit income and expense, and certain legal, financial, and other advisory and consultant costs and indemnification asset related adjustments incurred in connection with the Company's recent acquisitions. See Notes 2, 9, and 10 of Notes to Condensed Consolidated Financial Statements, which appear in Item 1 of this Report.
(e)Equity (income) loss in a captive insurance company represents the after-tax income attributable to the Company’s interest in Primex, Ltd. (“Primex”), a captive insurance company. The Company holds a 32% investment in and has significant influence over Primex, and therefore accounts for this interest under the equity method of accounting. The (income) loss attributable to Primex is not indicative of the future operating performance of the Company and is not considered core to the Company’s operations.
(f)Currency conversion impacts of hyper-inflationary economies represents the foreign currency remeasurement impacts associated with the Company’s affiliates in Argentina and Türkiye whose local economies are designated as hyper-inflationary under U.S. GAAP. These pre-tax foreign currency remeasurement impacts are not deductible for tax purposes for both the three and six months ended June 30, 2024 and 2023. The charges (credits) incurred relate to the immediate recognition of foreign currency remeasurement in the Condensed Consolidated Statements of Operations and are not indicative of the future operating performance of the Company. See Note 1 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(g)Customer insolvency costs represent charges associated with a specific reserve for trade accounts receivable within the Company’s EMEA reportable segment related to a specific customer that filed for bankruptcy protection. These expenses are not indicative of the future operating performance of the Company.
(h)Product liability claim represents expense related to the payments by the Company in connection with a product liability dispute with a customer during the six months ended June 30, 2024. See Note 10 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
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
(j)Depreciation and amortization for the three and six months ended June 30, 2024 and 2023 includes approximately $0.2 million and $0.5 million, respectively, of amortization expense recorded within equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations, which is attributable to the amortization of the fair value step up for the Company’s 50% interest in a joint venture in Korea as a result of required purchase accounting adjustments.
(k)Taxes on income before equity in net income of associated companies – adjusted presents the impact of any current and deferred income tax expense (benefit), as applicable, of the reconciling items presented in the reconciliation of net income attributable to Quaker Chemical Corporation to adjusted EBITDA and was determined utilizing the applicable rates in the taxing jurisdictions in which the adjustments occurred, subject to deductibility.
(l)The Company calculates adjusted EBITDA margin and non-GAAP operating margin as the percentage of adjusted EBITDA and non-GAAP operating income to consolidated net sales.
(m)The Company calculates non-GAAP earnings per diluted share as non-GAAP net income attributable to the Company divided by the weighted average number of diluted shares outstanding using the “two-class share method.”
Off-Balance Sheet Arrangements
The Company’s off-balance sheet items outstanding as of June 30, 2024 include approximately $4 million of bank letters of credit and guarantees. The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources. See Note 14 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Operations
Consolidated Operations Review – Comparison of the Second Quarter of 2024 with the Second Quarter of 2023
Net sales were $463.6 million in the second quarter of 2024 compared to $495.4 million in the second quarter of 2023. The net sales decrease of $31.8 million, or 6%, year-over-year reflects a decrease in selling price and product mix of approximately 4%, a decline in sales volumes of approximately 1%, and an unfavorable impact from foreign currency translation of 1%. The decrease in selling price and product mix was primarily attributable to our index-based customer contracts. The decline in sales volumes was primarily attributable to a continuation of soft end market conditions across the Company’s EMEA and Americas segments, partially offset by an increase in sales volumes in the Asia/Pacific segment, the IKV acquisition and new business wins in all segments.
Cost of goods sold (“COGS”) was $287.8 million in the second quarter of 2024 compared to $317.8 million in the second quarter of 2023, a decrease of approximately $30.0 million, or 9%. The decrease in COGS reflects lower spend on the decline in current year sales volumes and a decline in the Company’s global raw material costs.
Gross profit was $175.7 million in the second quarter of 2024 compared to $177.7 million in the second quarter of 2023, a decrease of $2.0 million, or 1%. The Company’s reported gross margin in the second quarter of 2024 was 37.9% compared to 35.9% in the second quarter of 2023 primarily driven by a reduction in raw material costs.
SG&A expense was $116.9 million in the second quarter of 2024 compared to $119.9 million in the second quarter of 2023, a decrease of approximately $3.0 million, or 3%, driven by lower incentive compensation costs.
The Company incurred Restructuring and related charges of $0.3 million and $1.0 million during the second quarters of 2024 and 2023, respectively, related to reductions in headcount and site closures under the Company’s restructuring program. See the Non-GAAP Measures section of this Item above for additional information.
Operating income in the second quarter of 2024 was $58.4 million compared to $56.8 million in the second quarter of 2023. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item, above, the Company’s non-GAAP operating income increased to $59.8 million in the second quarter of 2024 as compared to $58.8 million in the second quarter of 2023 primarily due to lower SG&A expense, as described above.
The Company had Other income, net of $0.4 million in the second quarter of 2024 as compared to Other expense, net of $3.6 million in the second quarter of 2023. Both the second quarter of 2024 and 2023 included foreign exchange transaction losses, which were higher in the prior year. The second quarter of 2024 also included a gain on disposal of property, plant, equipment and other assets of $0.5 million from the sale of certain facilities previously classified as held for sale. Additionally, the Company had Other income from non-income tax credits of $0.9 million in both the second quarter of 2024 and 2023. See the Non-GAAP Measures section of this Item, above.
Interest expense, net, was $10.8 million in the second quarter of 2024 compared to $12.7 million in the second quarter of 2023, a decrease of approximately $1.9 million, primarily as a result of lower outstanding borrowings.
The Company’s effective tax rates for the second quarters of 2024 and 2023 were 32.8% and 34.2%, respectively. The Company’s effective tax rate for the second quarter of 2024 was largely driven by the mix of pre-tax earnings, certain one-time charges related to an intercompany intangible asset transfer, and withholding taxes. Comparatively, the effective tax rate for the second quarter of 2023 was largely driven by the mix of pre-tax earnings, changes to the valuation allowance for and the usage of certain foreign tax credits, and withholding taxes. Excluding the impact of non-core items in each quarter, described in the Non-GAAP Measures section of this Item above, the Company estimates that its effective tax rates for the second quarters of 2024 and 2023 would have been approximately 28% and 27%, respectively. The Company may experience continued volatility in its effective tax rates due to several factors, including the timing of tax audits, the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of timing and amount of certain incentives in various tax jurisdictions, and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of factors, including forecasted mix of earnings, which may vary.
Equity in net income of associated companies was $2.6 million in the second quarter of 2024 compared to $2.8 million in the second quarter of 2023, a decrease of $0.2 million, primarily due to lower current year income from the Company’s 50% interest in a joint venture in Korea.
Net income attributable to noncontrolling interest was less than $0.1 million in both the second quarter of 2024 and 2023.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Consolidated Operations Review – Comparison of the First Six Months of 2024 with the First Six Months of 2023
Net sales were $933.3 million in the first six months of 2024 compared to $995.6 million in the first six months of 2023. The net sales decrease of $62.3 million, or 6%, year-over-year reflects decreases in selling price and product mix of approximately 5% and a decline in sales volumes of approximately 1%. The decrease in selling price and product mix was primarily attributable to our index-based customer contracts. The decline in sales volumes was primarily attributable to a continuation of soft end market conditions across the Company’s EMEA and Americas segments, partially offset by an increase in sales volumes in the Asia/Pacific segment, the IKV acquisition and new business wins in all segments, as mentioned above.
COGS were $576.0 million in the first six months of 2024 compared to $644.5 million in the first six months of 2023. The decrease in COGS of approximately $68.5 million, or 11%, reflects lower spend on the decline in current year sales volumes and a decline in the Company’s global raw material costs.
Gross profit was $357.3 million in the first six months of 2024 compared to $351.1 million in the first six months of 2023, an increase of approximately $6.2 million, or 2%. The Company’s reported gross margin in the first six months of 2024 was 38.3% compared to 35.3% in the first six months of 2023. The Company’s current year-to-date improvement in gross margin was driven primarily by lower raw material costs compared to the prior year.
SG&A was $241.1 million in the first six months of 2024 compared to $239.4 million in to the first six months of 2023, an increase of $1.7 million, or 1%, driven by higher levels of incentive compensation on improved Company performance, partially offset by lower SG&A due to foreign currency translation compared to the prior year.
The Company incurred Restructuring and related charges of $2.2 million and $5.0 million during the first six months of 2024 and 2023, respectively, related to reductions in headcount and site closures under the Company’s restructuring program. See the Non-GAAP Measures section of this Item, above.
Operating income in the first six months of 2024 was $114.0 million compared to $106.7 million in the first six months of 2023. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item, above, the Company’s current year non-GAAP operating income increased to $119.1 million for the first six months of 2024 compared to $115.1 million in the prior year’s first six months primarily due to higher gross profit, partially offset by higher SG&A, described above.
The Company had Other income, net of $1.5 million in the first six months of 2024 compared to Other expense, net of $5.8 million in the first six months of 2023, as the Company had lower foreign exchange losses of $1.2 million in the current year compared to losses of $7.6 million in the prior year period. The first six months of 2024 results also included $3.0 million of non-income tax refunds and other related credits partially offset by a $0.9 million expense associated with a payment related to a product liability dispute with one of the Company’s customers, whereas the prior year’s first six months of 2023 included $1.0 million of insurance reimbursements related to remediation and restoration of property damage to certain of the Company’s facilities. See the Non-GAAP Measures section of this Item, above.
Interest expense, net, decreased $4.4 million in the first six months of 2024 compared to the first six months of 2023 as a result of lower outstanding borrowings.
The Company’s effective tax rates for the first six months of 2024 and 2023 were 30.1% and 31.2%, respectively. The Company’s effective tax rate for the six months ended June 30, 2024 was primarily impacted by the mix of pre-tax earnings, certain one-time charges related to an intercompany intangible asset transfer, and withholding taxes, offset by changes in uncertain tax positions. Comparatively, the effective tax rate for the six months ended June 30, 2023 was largely driven by the mix of pre-tax earnings, changes to the valuation allowance for and the usage of certain foreign tax credits, and withholding taxes, partially offset with changes in uncertain tax positions and favorable return to provision adjustments. Excluding the impact of non-core items in each period, described in the Non-GAAP Measures section of this Item, above, the Company estimates that its effective tax rates for the first six months of 2024 and 2023 would have been approximately 28% and 27%, respectively. The Company expects continued volatility in its effective tax rates due to several factors, including the timing and scope of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, the treatment of certain acquisition-related costs and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of factors, including forecasted mix of earnings, which may vary.
Equity in net income of associated companies decreased $2.8 million in the first six months of 2024 compared to the first six months of 2023, primarily due to lower current year income from the Company’s 50% interest in a joint venture in Korea.
Net income attributable to noncontrolling interest was less than $0.1 million in both the first six months of 2024 and 2023.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Reportable Segments Review - Comparison of the Second Quarter of 2024 with the Second Quarter of 2023
The Company’s reportable segments reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker of the Company assesses performance. The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific.
Segment operating earnings for the Company’s reportable segments are comprised of net sales less COGS and SG&A directly related to the respective segment’s net sales. Operating expenses not directly attributable to the segments, such as certain corporate and administrative costs and Restructuring and related charges, net, are excluded from segment results. Other items not specifically identified with the Company’s reportable segments include Interest expense, net, and Other income (expense), net.
Americas
Americas represented approximately 48% of the Company’s consolidated net sales in the second quarter of 2024. This segment’s net sales were $223.5 million, a decrease of $29.7 million, or 12%, compared to the second quarter of 2023. This was driven by a decrease in sales volumes of approximately 5%, lower selling price and product mix of approximately 6%, and an unfavorable impact from foreign currency translation of 1%. The current quarter decline in sales volumes compared to the prior year was primarily driven by softer market conditions and customer outages, partially offset by new business wins. The decrease in selling price and product mix was primarily attributable to our index-based customer contracts. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Mexican peso. Segment operating earnings were $64.1 million, a decrease of $4.9 million, or 7%, compared to the second quarter of 2023, primarily driven by lower sales partially offset by improved segment operating margins, driven primarily by lower raw material costs and lower SG&A expense.
EMEA
EMEA represented approximately 30% of the Company’s consolidated net sales in the second quarter of 2024. This segment’s net sales were $138.0 million, a decrease of $5.5 million, or 4%, compared to the second quarter of 2023. This was driven by lower selling price and product mix of approximately 3% and an unfavorable impact from foreign currency translation of 1%. Sales volumes were flat compared to the prior year quarter. The decrease in selling price and product mix was primarily attributable to our index-based customer contracts. The stable sales volumes reflect new business wins and the IKV acquisition, partially offset by softer market conditions compared to the prior year. The unfavorable foreign currency translation impact was primarily due to the strengthening of the U.S. dollar against the Euro. Segment operating earnings were $26.7 million, an increase of $1.1 million, or 4%, compared to the second quarter of 2023, as higher segment operating margins driven by lower raw material costs and lower SG&A expenses more than offset lower sales.
Asia/Pacific
Asia/Pacific represented approximately 22% of the Company’s consolidated net sales in the second quarter of 2024. This segment’s net sales were $102.0 million, an increase of $3.4 million, or 3%, compared to the second quarter of 2023. This was driven by higher sales volumes of 7%, partially offset by a decrease in selling price and product mix of 1% and an unfavorable impact from foreign currency translation of 3%. The increase in sales volumes was primarily driven by an increase in end market activity compared to the prior year period and new business wins. The decrease in selling price and product mix was primarily attributable to our index-based customer contracts. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Chinese renminbi. Segment operating earnings were $31.0 million, an increase of $3.0 million, or 11%, compared to the second quarter of 2023 primarily driven by an increase in net sales and an improvement in segment operating margins.
Reportable Segments Review - Comparison of the First Six Months of 2024 with the First Six Months of 2023
Americas
Americas represented approximately 49% of the Company’s consolidated net sales in the first six months of 2024. This segment’s net sales were $453.3 million, a decrease of $51.4 million, or 10%, compared to the first six months of 2023. This was driven by a decrease in selling price and product mix of 6% and a decrease in sales volumes of 5%, partially offset by a favorable impact of foreign currency translation of 1%. The decrease in selling price and product mix was primarily attributable to the year-over-year impact our index-based customer contracts. The decline in sales volumes compared to the prior year was primarily driven by softer market conditions and customer order patterns and outages, partially offset by new business wins, as mentioned above. The favorable foreign exchange impact was primarily due to the weakening of the U.S. dollar against the Mexican peso during the first six months of 2024 compared to 2023. This segment’s operating earnings were $130.9 million, a decrease of $4.2 million, or 3%, compared to the first six months of 2023 primarily driven by lower net sales partially offset by an improvement in segment operating margins.

Quaker Chemical Corporation
Management’s Discussion and Analysis
EMEA
EMEA represented approximately 29% of the Company’s consolidated net sales in the first six months of 2024. This segment’s net sales were $276.4 million, a decrease of $19.6 million, or 7%, compared to the first six months of 2023. This was a result of a decrease in selling price and product mix of 5% and a decrease in sales volumes of 2%. The decrease in selling price and product mix was primarily attributable to the year-over-year impact of our index-based customer contracts. The decline in sales volumes was primarily driven by softer market conditions, partially offset by new business wins and the IKV acquisition. This segment’s operating earnings were $56.2 million, an increase of $3.1 million, or 6%, compared to the first six months of 2023 primarily driven by an improvement in segment operating margins.
Asia/Pacific
Asia/Pacific represented approximately 22% of the Company’s consolidated net sales in the first six months of 2024. This segment’s net sales were $203.6 million, an increase of $8.7 million, or 4%, compared to the first six months of 2023. This was driven by higher sales volumes of 11%, partially offset by an unfavorable impact of foreign currency translation of 4% and lower selling price and product mix of 3%. The higher sales volumes were primarily driven by a broad-based increase in end market activity compared to the prior year period and new business wins. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Chinese renminbi. The decrease in selling price and product mix was primarily attributable to the year-over-year impact of our index-based customer contracts, as mentioned above. This segment’s operating earnings were $61.4 million, an increase of $5.7 million, or 10%, compared to the first six months of 2023. This was primarily driven by an improvement in segment operating margins coupled with the increase in net sales.
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
Other major risks and uncertainties include, but are not limited to, inflationary pressures, including the potential for continued significant increases in raw material costs; supply chain disruptions; customer financial instability; high interest rates and the possibility of economic recession; economic and political disruptions particularly in light of numerous elections globally and the possibility of regime changes and including the impacts of the military conflicts between Russia and Ukraine and between Israel and Hamas; legislative and regulatory developments including changes to existing laws and regulations, or the way they are interpreted, applied or enforced; tariffs, trade restrictions and the economic and other sanctions imposed by other nations on Russia and Belarus and/or other government organizations; suspensions of activities in Russia by many multinational companies and the potential expansion of military activity; foreign currency fluctuations; significant changes in applicable tax rates and regulations; future terrorist attacks and other acts of violence; the impacts of consolidation in our industry, including loss or consolidation of a major customer; and the potential occurrence of cyber-security breaches, cyber-security attacks and other technology outages and security incidents.
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
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2024, the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.
Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2024.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this Report:

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share (1)(2)	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 - April 30	—	$—	—	$150,000,000
May 1 - May 31	139	$184.92	—	$150,000,000
June 1 - June 30	50,745	$170.47	49,000	$141,646,305
Total	50,884	$170.50	49,000	$141,646,305
(1)1,884 of these shares were acquired from employees related to the surrender of Quaker Chemical Corporation shares in payment of the vesting of restricted stock awards or units. The price paid for shares acquired from employees pursuant to employee benefit and share-based compensation plans is based on the closing price of the Company’s common stock on the date of vesting as specified by the plan pursuant to which the applicable option, restricted stock award, or restricted stock unit was granted.
(2)On February 28, 2024, the Board of Directors of the Company approved, and the Company announced, a share repurchase program, pursuant to which the Company is authorized to repurchase up to $150,000,000 of Quaker Chemical Corporation common stock (the “2024 Share Repurchase Program”), and it has no expiration date. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions.
Limitation on the Payment of Dividends
The Credit Facility has certain limitations on the payment of dividends and other so-called restricted payment covenants. See Note 14 of Notes to Condensed Consolidated Financial Statements, in Part I, Item 1, of this Report.
Item 5. Other Information.
Insider Trading Arrangements and Policies
No director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the period covered by this Report except as follows.
On May 31, 2024, Shane Hostetter, former Executive Vice President, Chief Financial Officer, entered into a Rule 10b5-1 written trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Hostetter’s trading arrangement covers the sale of up to 1,697 shares of Company common stock from August 29, 2024 until September 28, 2024.

Table of Content
Item 6. Exhibits.
(a) Exhibits

3.1	–
Amended and Restated Articles of Incorporation (as amended through July 24, 2019). Incorporated by reference to Exhibit 3.1 as filed by the Registrant with its quarterly report on Form 10-Q filed on August 1, 2019.

3.2	–	Amended and Restated By-laws (effective December 19, 2022). Incorporated by reference to Exhibit 3.1 as filed by the Registrant within its current report on Form 8-K on December 20, 2022.
10.1	–	Employment Agreement by and between the Registrant and Thomas Coler dated May 6, 2024, effective June 10, 2024.*†
10.2	–	Form of Change of Control Agreement by and between the Registrant and certain executive officers (including Thomas Coler).*†
10.3	–	Quaker Chemical Corporation 2024 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 as filed by the Registrant within its current report on Form 8-K on May 9, 2024.†
10.4	–	Form of Restricted Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2024 Long-Term Performance Incentive Plan.*†
10.5	–	Form of Restricted Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2024 Long-Term Performance Incentive Plan.*†
10.6	–	Form of Performance Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2024 Long-Term Performance Incentive Plan.*†^
10.7	–	Form of Performance Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan.*†^
31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
32.1	–	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S. C. Section 1350.**
32.2	–	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S. C. Section 1350.**
101.INS	–	Inline XBRL Instance Document*
101.SCH	–	Inline XBRL Taxonomy Schema Document*
101.CAL	–	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	–	Inline XBRL Taxonomy Definition Linkbase Document*
101.LAB	–	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	–	Inline XBRL Taxonomy Presentation Linkbase Document*
104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)*
* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan.
^ Certain portions of the exhibits that are not material and are of the type Quaker Houghton treats as confidential have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request
*********

Table of Content
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Thomas Coler
Date: August 5, 2024	Thomas Coler, Executive Vice President, Chief Financial Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)