Form 10-Q
period 2024-09-30
QUAKER CHEMICAL CORP
filed 2024-10-31
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on October 28, 2024	17,787,813

Quaker Chemical Corporation

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited).
Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$462,274	$490,612	$1,395,600	$1,486,204
Cost of goods sold (excluding amortization expense - See Note 13)	289,725	307,265	865,770	951,716
Gross profit	172,549	183,347	529,830	534,488
Selling, general and administrative expenses	118,221	122,810	359,350	362,212
Restructuring and related charges, net	2,610	1,019	4,787	6,034
Operating income	51,718	59,518	165,693	166,242
Other income (expense), net	783	(2,713)	2,285	(8,558)
Interest expense, net	(10,347)	(12,781)	(31,925)	(38,744)
Income before taxes and equity in net income of associated companies	42,154	44,024	136,053	118,940
Taxes on income before equity in net income of associated companies	12,167	13,593	40,453	36,956
Income before equity in net income of associated companies	29,987	30,431	95,600	81,984
Equity in net income of associated companies	2,385	3,279	6,940	10,660
Net income	32,372	33,710	102,540	92,644
Less: Net income attributable to noncontrolling interest	26	40	82	94
Net income attributable to Quaker Chemical Corporation	$32,346	$33,670	$102,458	$92,550
Per share data:
Net income attributable to Quaker Chemical Corporation common shareholders – basic	$1.81	$1.87	$5.71	$5.15
Net income attributable to Quaker Chemical Corporation common shareholders – diluted	$1.81	$1.87	$5.70	$5.14
Dividends declared	$0.485	$0.455	$1.395	$1.325
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$32,372	$33,710	$102,540	$92,644

Other comprehensive income (loss), net of tax
Currency translation adjustments	41,529	(25,504)	(2,700)	(24,116)
Defined benefit retirement plans	(522)	281	(43)	852
Current period change in fair value of derivatives	(4,024)	1,241	(1,694)	5,804
Unrealized gain (loss) on available-for-sale securities	325	(637)	326	938
Other comprehensive income (loss)	37,308	(24,619)	(4,111)	(16,522)

Comprehensive income	69,680	9,091	98,429	76,122
Less: Comprehensive income attributable to noncontrolling interest	(20)	(36)	(4)	(55)
Comprehensive income attributable to Quaker Chemical Corporation	$69,660	$9,055	$98,425	$76,067
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Unaudited; Dollars in thousands, except par value)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$212,074	$194,527
Accounts receivable, net	422,732	444,950
Inventories
Raw materials and supplies	118,073	119,047
Work-in-process and finished goods	126,915	114,810
Prepaid expenses and other current assets	62,059	54,555
Total current assets	941,853	927,889
Property, plant and equipment, at cost	474,368	453,419
Less: Accumulated depreciation	(258,813)	(245,608)
Property, plant and equipment, net	215,555	207,811
Right-of-use lease assets	35,408	38,614
Goodwill	532,523	512,518
Other intangible assets, net	874,806	896,721
Investments in associated companies	103,444	101,151
Deferred tax assets	12,172	10,737
Other non-current assets	19,920	18,770
Total assets	$2,735,681	$2,714,211
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$38,787	$23,444
Accounts payable	191,788	184,813
Dividends payable	8,658	8,186
Accrued compensation	38,741	55,194
Accrued restructuring	1,727	3,350
Accrued pension and postretirement benefits	2,182	2,208
Other accrued liabilities	89,462	90,315
Total current liabilities	371,345	367,510
Long-term debt	700,648	730,623
Long-term lease liabilities	20,610	22,937
Deferred tax liabilities	143,219	146,957
Non-current accrued pension and postretirement benefits	25,752	29,457
Other non-current liabilities	27,837	31,805
Total liabilities	1,289,411	1,329,289
Commitments and contingencies (Note 18)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding September 30, 2024 – 17,852,066 shares; December 31, 2023 – 17,991,988 shares	17,852	17,992
Capital in excess of par value	928,156	940,101
Retained earnings	628,103	550,641
Accumulated other comprehensive loss	(128,448)	(124,415)
Total Quaker shareholders’ equity	1,445,663	1,384,319
Noncontrolling interest	607	603
Total equity	1,446,270	1,384,922
Total liabilities and equity	$2,735,681	$2,714,211
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$102,540	$92,644
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	1,059	1,059
Depreciation and amortization	63,159	61,434
Equity in undistributed earnings of associated companies, net of dividends	1,045	(7,486)
Deferred income taxes	(7,934)	(1,591)
Deferred compensation and other, net	(1,428)	1,076
Share-based compensation	12,413	11,189
Restructuring and related charges, net	4,787	6,034
Pension and other postretirement benefits	(3,956)	(2,000)
(Decrease) increase in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	20,625	22,133
Inventories	(10,875)	30,607
Prepaid expenses and other current assets	(7,912)	(9,771)
Accrued restructuring	(6,397)	(7,914)
Accounts payable and accrued liabilities	(25,612)	2,046
Net cash provided by operating activities	141,514	199,460

Cash flows from investing activities
Investments in property, plant and equipment	(19,337)	(25,794)
Payments related to acquisitions, net of cash acquired	(39,302)	—
Proceeds from disposition of assets	2,798	—
Net cash used in investing activities	(55,841)	(25,794)

Cash flows from financing activities
Payments of long-term debt	(48,600)	(14,075)
Borrowings (payments) on revolving credit facilities, net	30,500	(112,835)
(Payments) borrowings on other debt, net	(842)	797
Dividends paid	(24,523)	(23,459)
Shares purchased under share repurchase programs	(22,906)	—
Other stock related activity	(631)	(953)
Net cash used in financing activities	(67,002)	(150,525)
Effect of foreign exchange rate changes on cash	(1,124)	(5,746)
Net increase in cash and cash equivalents	17,547	17,395
Cash and cash equivalents at the beginning of the period	194,527	180,963
Cash and cash equivalents at the end of the period	$212,074	$198,358
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited; Dollars in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2022	$17,950	$928,288	$469,920	$(138,240)	$667	$1,278,585
Net income	—	—	29,534	—	7	29,541
Amounts reported in other comprehensive income	—	—	—	15,063	3	15,066
Dividends ($0.435 per share)	—	—	(7,822)	—	—	(7,822)
Share issuance and equity-based compensation plans	32	1,386	—	—	—	1,418
Balance as of March 31, 2023	$17,982	$929,674	$491,632	$(123,177)	$677	$1,316,788
Net income	—	—	29,346	—	47	29,393
Amounts reported in other comprehensive loss	—	—	—	(6,931)	(38)	(6,969)
Dividends ($0.435 per share)	—	—	(7,830)	—	—	(7,830)
Share issuance and equity-based compensation plans	17	5,267	—	—	—	5,284
Balance as of June 30, 2023	$17,999	$934,941	$513,148	$(130,108)	$686	$1,336,666
Net income	—	—	33,670	—	40	33,710
Amounts reported in other comprehensive loss	—	—	—	(24,616)	(3)	(24,619)
Dividends ($0.455 per share)	—	—	(8,190)	—	—	(8,190)
Share issuance and equity-based compensation plans	2	3,532	—	—	—	3,534
Balance as of September 30, 2023	$18,001	$938,473	$538,628	$(154,724)	$723	$1,341,101

Balance as of December 31, 2023	$17,992	$940,101	$550,641	$(124,415)	$603	$1,384,922
Net income	—	—	35,227	—	31	35,258
Amounts reported in other comprehensive loss	—	—	—	(22,572)	(73)	(22,645)
Dividends ($0.455 per share)	—	—	(8,186)	—	—	(8,186)
Share issuance and equity-based compensation plans	(2)	2,445	—	—	—	2,443
Balance as of March 31, 2024	$17,990	$942,546	$577,682	$(146,987)	$561	$1,391,792
Net income	—	—	34,885	—	25	34,910
Amounts reported in other comprehensive loss	—	—	—	(18,775)	1	(18,774)
Dividends ($0.455 per share)	—	—	(8,163)	—	—	(8,163)
Shares purchased under share repurchase program	(49)	(8,306)	—	—	—	(8,355)
Share issuance and equity-based compensation plans	—	4,196	—	—	—	4,196
Balance as of June 30, 2024	$17,941	$938,436	$604,404	$(165,762)	$587	$1,395,606
Net income	—	—	32,346	—	26	32,372
Amounts reported in other comprehensive income	—	—	—	37,314	(6)	37,308
Dividends ($0.485 per share)	—	—	(8,647)	—	—	(8,647)
Shares purchased under share repurchase program	(89)	(14,462)	—	—	—	(14,551)
Excise tax on shares purchased under share repurchase program	—	(162)	—	—	—	(162)
Share issuance and equity-based compensation plans	—	4,344	—	—	—	4,344
Balance as of September 30, 2024	$17,852	$928,156	$628,103	$(128,448)	$607	$1,446,270
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 1 – Basis of Presentation and Description of Business
As used in these Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (the “Report”), the terms “Quaker Houghton,” the “Company,” “we,” and “our” refer to Quaker Chemical Corporation (doing business as Quaker Houghton), its subsidiaries, and associated companies, unless the context otherwise requires.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. The results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2023 (as amended, the “2023 Form 10-K”). Certain prior year amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.
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
Hyper-inflationary economies
Argentina’s and Türkiye’s economies were considered hyper-inflationary under U.S. GAAP effective July 1, 2018 and April 1, 2022, respectively. As of, and for the three and nine months ended September 30, 2024, the Company's Argentine and Turkish subsidiaries together represented approximately 1% and 2% of the Company’s consolidated total assets and net sales, respectively. During the three and nine months ended September 30, 2024, the Company recorded $0.6 million and $0.3 million of net remeasurement losses associated with the applicable currency conversions, respectively. Comparatively, during the three and nine months ended September 30, 2023, the Company recorded $1.2 million and $2.9 million of remeasurement losses associated with the applicable currency conversions, respectively. These gains and losses were recorded within Other income (expense), net, in the Company’s Condensed Consolidated Statements of Operations.
Note 2 – Business Acquisitions
In July 2024, the Company acquired the Sutai Group (“Sutai”), for approximately $16.2 million, including an initial cash payment of $14.6 million, subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels, as well as earn-out provisions with an initial estimated payout of $1.6 million related to the finalization of 2024 and 2025 earnings. Assets acquired included cash and cash equivalents of $5.5 million. The Company recorded incremental income of $0.4 million during the three and nine months ended September 30, 2024 relating to adjustments to these earnout provisions in Other income (expense), net on the Condensed Consolidated Statements of Operations. As of September 30, 2024, the Company has remaining earnout liabilities recorded on its Condensed Consolidated Balance Sheet of $1.2 million. Sutai is based in Japan and provides impregnation treatment products and services to the automotive and other industries. Sutai is reported as part of the Asia/Pacific reportable segment. This acquisition strengthens Quaker Houghton’s technology portfolio, enabling the Company to better support and optimize production processes for customers across the Japanese, Asia Pacific and global markets. The Company allocated $3.1 million of the purchase price to intangible assets and recognized $5.5 million of goodwill in the Asia/Pacific segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected growth synergies. As of September 30, 2024, the allocation of the purchase price has not been finalized.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
During February 2024, the Company acquired I.K.V. Tribologie IKVT and its subsidiaries (“IKV”) for $35.2 million, including an initial cash payment of $29.7 million, subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels as well as earn-out provisions related to the finalization of 2023 earnings. Assets acquired included approximately $4.8 million of cash and cash equivalents. IKV, which is part of the Company’s EMEA segment, specializes in high-performance lubricants and greases, including original equipment manufacturer first-fill greases that are primarily used in the automotive, aerospace, electronics, and other industrial markets. The acquisition of IKV strengthens the Company’s position in first-fill greases. The Company allocated $15.0 million of the purchase price to intangible assets, comprised of approximately $11.1 million of customer relationships to be amortized over 16 years; $3.2 million of product technologies to be amortized over 14 years; and $0.7 million of trademarks to be amortized over 5 years. In addition, the Company recognized $16.4 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected cost and growth synergies. In July 2024, the 2023 earnings were finalized and the Company made a payment of $5.5 million in connection with the post-closing adjustments and earn-out provision. As of September 30, 2024, the allocation of the purchase price has been finalized.
The results of operations of Sutai and IKV subsequent to the acquisition dates are included in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024.
Note 3 – Recently Issued Accounting Standards
Recently Issued Accounting Standards Not Yet Adopted
The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in November 2023. This ASU expands on reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, defined as those expenses that are regularly provided to the chief operating decision maker (“CODM”) and included in the reported measure of segment profit or loss. ASU 2023-07 is effective for annual reports for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company continues to assess the impact of ASU 2023-07. As part of its preliminary assessment, the Company is in the process of identifying the significant segment expenses and other information regularly provided to the CODM and included in the reported measure of segment profitability.
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
Note 4 – Business Segments
The Company’s operating segments, which are consistent with its reportable segments, reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated, and the manner by which the CODM assesses the Company’s performance. The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents information about the performance of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2024	2023	2024	2023
Americas	$220,275	$245,899	$673,546	$750,531
EMEA	134,135	139,620	410,558	435,602
Asia/Pacific	107,864	105,093	311,496	300,071
Total net sales	$462,274	$490,612	$1,395,600	$1,486,204

Segment operating earnings
Americas	$62,121	$69,148	$193,027	$204,280
EMEA	24,644	27,922	80,867	81,076
Asia/Pacific	30,656	30,963	92,033	86,604
Total segment operating earnings	117,421	128,033	365,927	371,960
Restructuring and related charges, net	(2,610)	(1,019)	(4,787)	(6,034)
Non-operating and administrative expenses	(47,778)	(52,280)	(149,538)	(154,001)
Depreciation of corporate assets and amortization	(15,315)	(15,216)	(45,909)	(45,683)
Operating income	51,718	59,518	165,693	166,242
Other income (expense), net	783	(2,713)	2,285	(8,558)
Interest expense, net	(10,347)	(12,781)	(31,925)	(38,744)
Income before taxes and equity in net income of associated companies	$42,154	$44,024	$136,053	$118,940
The following table summarizes inter-segment revenues. All inter-segment transactions have been eliminated from each reportable segment’s net sales and earnings for all periods presented in the above tables.

	Three Months Ended September 30,		Nine Months Ended September 30,
Inter-segment revenues	2024	2023	2024	2023
Americas	$2,316	$1,772	$7,214	$6,778
EMEA	4,881	5,161	17,420	18,718
Asia/Pacific	1,504	793	4,580	1,329
Note 5 – Net Sales and Revenue Recognition
Arrangements Resulting in Net Reporting
As part of the Company’s FluidcareTM business, certain third-party product sales to customers are managed by the Company. The Company transferred third-party products under arrangements recognized on a net reporting basis of $19.4 million and $58.5 million for the three and nine months ended September 30, 2024, respectively, and $21.6 million and $63.2 million for the three and nine months ended September 30, 2023, respectively.
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
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Condensed Consolidated Balance Sheets as of September 30, 2024 or December 31, 2023.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The Company had approximately $3.7 million and $4.5 million of deferred revenue as of September 30, 2024 and December 31, 2023, respectively. For the nine months ended September 30, 2024, the Company satisfied materially all of the associated performance obligations and recognized into revenue materially all advance payments received and recorded as of December 31, 2023.
Disaggregated Revenue
The Company sells its industrial process fluids, specialty chemicals and technical expertise as a global product portfolio. The Company generally manages and evaluates its performance by reportable segment first, and then by customer industries. Net sales of each of the Company’s major product lines are generally spread throughout all three of the Company’s geographic regions, and in most cases, are approximately proportionate to the level of total sales in each region.
The following tables disaggregate the Company’s net sales by segment and customer industry.

	Three Months Ended September 30, 2024
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$65,393	$34,782	$52,385	$152,560
Metalworking and other	154,882	99,353	55,479	309,714
	$220,275	$134,135	$107,864	$462,274

	Nine Months Ended September 30, 2024
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$195,172	$102,909	$153,446	$451,527
Metalworking and other	478,374	307,649	158,050	944,073
	$673,546	$410,558	$311,496	$1,395,600

	Three Months Ended September 30, 2023
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$67,957	$32,630	$49,320	$149,907
Metalworking and other	177,942	106,990	55,773	340,705
	$245,899	$139,620	$105,093	$490,612

	Nine Months Ended September 30, 2023
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$204,834	$104,376	$144,109	$453,319
Metalworking and other	545,697	331,226	155,962	1,032,885
	$750,531	$435,602	$300,071	$1,486,204
Note 6 - Leases
The Company has operating leases for certain facilities, vehicles, and machinery and equipment with remaining lease terms up to 10 years. Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company has certain land use leases with remaining lease terms up to 91 years.
The Company had no material variable lease costs, sublease income, or finance leases for the three and nine months ended September 30, 2024 and 2023. The components of the Company’s lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$3,695	$3,886	$11,165	$11,532
Short-term lease expense	198	193	590	587

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,632	$3,917	$11,029	$11,547

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	691	2,910	6,055	6,566
Supplemental balance sheet information related to the Company’s leases is as follows:

	September 30, 2024	December 31, 2023
Right-of-use lease assets	$35,408	$38,614

Other current liabilities	11,185	11,965
Long-term lease liabilities	20,610	22,937
Total operating lease liabilities	$31,795	$34,902

Weighted average remaining lease term (years)	4.9	5.1
Weighted average discount rate	5.40%	4.91%
Maturities of operating lease liabilities as of September 30, 2024 were as follows:

For the remainder of 2024	$3,620
For the year ended December 31, 2025	11,292
For the year ended December 31, 2026	8,540
For the year ended December 31, 2027	4,703
For the year ended December 31, 2028	2,645
For the year ended December 31, 2029 and beyond	5,575
Total lease payments	36,375
Less: imputed interest	(4,580)
Present value of lease liabilities	$31,795
Note 7 – Restructuring and Related Activities
In 2022, the Company initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. As of September 30, 2024, the program included restructuring and associated severance costs to reduce headcount by approximately 175 positions globally. The program is expected to be substantially complete by the end of the first quarter of 2025.
Employee separation benefits vary depending on local regulations within certain foreign countries and include severance and other benefits. The exact timing to complete, and final costs associated with, all actions will depend on a number of factors and are subject to change. In addition to the program described above, the Company continues to take actions to optimize its facilities’ footprint. Restructuring costs incurred during the three and nine months ended September 30, 2024 and 2023 include employee severance, asset related and facility closure costs that are recorded in Restructuring and related charges, net in the Company’s Condensed Consolidated Statements of Operations.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Changes in the Company’s accruals for its restructuring program and facility closure actions are as follows:

Accrued restructuring as of December 31, 2023	$3,350
Restructuring and related charges, net	4,787
Cash payments	(6,397)
Currency translation adjustments	(13)
Accrued restructuring as of September 30, 2024	$1,727
In connection with the plans for closure of certain manufacturing and non-manufacturing facilities, the Company has made available for sale certain facilities and properties. As of September 30, 2024, the Company classified properties in the Americas and EMEA segments with an aggregate book value of approximately $2.2 million as held-for-sale. These assets are recorded in Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets. The Company expects to complete the sale of these properties over the next 12 months. During the three and nine months ended September 30, 2024, the Company completed the sale of certain facilities previously classified as held for sale for a net gain of $0.5 million, which is recorded in Other income (expenses), net in the Company’s Condensed Consolidated Statements of Operations.
Note 8 – Share-Based Compensation
The Company recognized the following share-based compensation expense in its Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$35	$203	$249	$837
Non-vested stock awards and restricted stock units	2,672	2,429	7,800	7,192
Director stock ownership plan	39	30	99	56
Performance stock units	1,539	1,113	4,265	3,104
Total share-based compensation expense	$4,285	$3,775	$12,413	$11,189
Stock Options
As of September 30, 2024, unrecognized compensation expense related to unvested stock options was $0.1 million, to be recognized over a weighted average remaining period of 0.5 year.
Restricted Stock Awards
During the nine months ended September 30, 2024, the Company granted 872 non-vested restricted share awards under its long-term incentive plan (“LTIP”), which are subject to time-based vesting, generally over one to three years. As of September 30, 2024, unrecognized compensation expense related to non-vested restricted shares was $2.1 million, to be recognized over a weighted average remaining period of 1.0 year.
Restricted Stock Units
During the nine months ended September 30, 2024, the Company granted 59,678 restricted stock units under its LTIP, which are subject to time-based vesting, generally over one to three years. The fair value of these grants is based on the closing price of the Company’s common stock on the date of grant. As of September 30, 2024, unrecognized compensation expense related to non-vested restricted stock units was $7.9 million, to be recognized over a weighted average remaining period of 1.5 years.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
As mentioned above, a portion of the Company’s PSUs are subject to the achievement of the Company’s TSR relative to the performance of a selected peer group. For PSUs granted prior to 2024, the Company’s peer group was the S&P Midcap 400 Materials group. For PSUs subject to relative TSR performance granted in 2024, the Company made an election to change peer groups to the S&P 1500 Chemical group.
Compensation expense for PSUs is measured based on the grant date fair value and is recognized on a straight-line vesting method basis over the applicable vesting period. During the nine months ended September 30, 2024, the Company granted 21,019 PSUs with a ROIC condition at a grant date fair value of $200.16 per unit, which was based on the closing trading price of the Company’s common stock on the date of grant. During the nine months ended September 30, 2024, the Company granted 20,883 PSUs with a relative TSR condition. These PSUs are valued using a Monte Carlo simulation on the grant date and had a grant-date fair value of $234.19 per unit, which was developed based on the assumptions set forth in the table below:

2024 Grants
Risk-free interest rate	4.55%
Dividend yield	0.91%
Expected term (years)	3.0
As of September 30, 2024, there was approximately $10.7 million of total unrecognized compensation cost related to PSUs, which the Company expects to recognize over a weighted-average period of 2.1 years.
Note 9 – Pension and Other Postretirement Benefits
The components of net periodic benefit cost (income) are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$103	$109	$—	$—	$319	$320	$—	$—
Interest cost	2,393	2,487	15	14	7,131	7,452	46	51
Expected return on plan assets	(2,056)	(2,033)	—	—	(6,104)	(6,056)	—	—
Actuarial loss (gain) amortization	128	103	(17)	(36)	380	308	(76)	(95)
Prior service cost (income) amortization	6	18	—	(4)	21	26	—	(12)
Net periodic benefit cost (income)	$574	$684	$(2)	$(26)	$1,747	$2,050	$(30)	$(56)
Employer Contributions
During the nine months ended September 30, 2024, $5.3 million of contributions have been made to the Company’s U.S. and foreign pension plans. Contributions to other postretirement benefit plans were $0.1 million. Taking into consideration current minimum cash contribution requirements, the Company currently expects to make full year cash contributions of approximately $6.5 million to its U.S. and foreign pension plans and approximately $0.2 million to its other postretirement benefit plans.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 10 – Other income (expense), net
The components of Other income (expense), net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-income tax refunds and other related credits	$732	$91	3,755	1,339
Income from third party license fees	158	245	$553	$891
(Loss) gain on disposals of property, plant, equipment and other assets, net	(56)	(25)	861	(91)
Foreign exchange losses, net	(949)	(2,498)	(2,124)	(10,049)
Pension and postretirement benefit costs, non-service components	(469)	(549)	(1,398)	(1,674)
Facility remediation recoveries, net	—	—	—	1,014
Business interruption insurance proceeds	1,000	—	1,000	—
Product liability claim	—	—	(896)	—
Earnout liability adjustment	400	—	400	—
Other non-operating (expense) income, net	(33)	23	134	12
Total other income (expense), net	$783	$(2,713)	$2,285	$(8,558)
(Loss) gain on disposals of property, plant, equipment and other assets, net, includes the net gains recognized for the sale of certain facilities previously classified as held for sale during the three and nine months ended September 30, 2024. See Note 7 of Notes to the Condensed Consolidated Financial Statements.
Business interruption insurance proceeds during the three and nine months ended September 30, 2024 reflects an insurance recovery of $1.0 million related to production losses due to an electrical fire in 2021 that resulted in temporary shutdown of production at one of the Company’s production facilities. See Note 18 for additional discussion regarding the Company’s business interruption claims.
Facility remediation recoveries, net, during the nine months ended September 30, 2023, reflect insurance recoveries of costs for remediation and restoration of property damage. See Note 18 for additional discussion regarding the Company’s insurance recoveries for facility remediation and property damage.
Product liability claim costs represents expense related to the payments by the Company in connection with a product liability dispute with a customer during the nine months ended September 30, 2024.
Note 11 – Income Taxes
The Company’s effective tax rates for the three and nine months ended September 30, 2024 were 28.9% and 29.7%, respectively, compared to 30.9% and 31.1% for the three and nine months ended September 30, 2023, respectively. The Company’s effective tax rates for the three months ended September 30, 2024 was largely driven by the mix of pre-tax earnings, withholding taxes, and changes in uncertain tax positions offset by return to provision adjustments. The effective tax rate for the nine months ended September 30, 2024 was further impacted by certain one-time charges related to an intercompany intangible asset transfer offset by changes in uncertain tax positions. Comparatively, the effective tax rates for the three and nine months ended September 30, 2023 were largely impacted by the mix of pre-tax earnings, changes to the valuation allowance for and the usage of certain foreign tax credits, return to provision adjustments and withholding taxes, partially offset by changes in uncertain tax positions.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$32,346	$33,670	$102,458	$92,550
Less: income allocated to participating securities	(85)	(164)	(359)	(464)
Net income available to common shareholders	$32,261	$33,506	$102,099	$92,086
Basic weighted average common shares outstanding	17,837,858	17,908,754	17,889,168	17,889,444
Basic earnings per common share	$1.81	$1.87	$5.71	$5.15

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$32,346	$33,670	$102,458	$92,550
Less: income allocated to participating securities	(85)	(164)	(358)	(464)
Net income available to common shareholders	$32,261	$33,506	$102,100	$92,086
Basic weighted average common shares outstanding	17,837,858	17,908,754	17,889,168	17,889,444
Effect of dilutive securities	26,477	12,520	20,799	16,709
Diluted weighted average common shares outstanding	17,864,335	17,921,274	17,909,967	17,906,153
Diluted earnings per common share	$1.81	$1.87	$5.70	$5.14
Certain stock options, restricted stock units, and PSUs are not included in the diluted earnings per share calculation when the effect would be anti-dilutive. The number of anti-dilutive shares was 19,374 and 31,377 for the three and nine months ended September 30, 2024, respectively, and 11,598 and 10,453 for the three and nine months ended September 30, 2023, respectively.
Note 13 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows:

	Americas	EMEA	Asia/Pacific	Total
Balance as of December 31, 2023	$283,103	$65,940	$163,475	$512,518
Goodwill additions	—	16,448	5,511	21,959
Currency translation adjustments	(3,748)	(215)	2,009	(1,954)
Balance as of September 30, 2024	$279,355	$82,173	$170,995	$532,523
Gross carrying amounts and accumulated amortization for definite-lived intangible assets were as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Customer lists and rights to sell	$856,919	$841,562	$281,935	$243,872	$574,984	$597,690
Trademarks, formulations and product technology	167,736	161,613	62,734	55,879	105,002	105,734
Other	5,842	5,892	5,741	5,776	101	116
Total definite-lived intangible assets	$1,030,497	$1,009,067	$350,410	$305,527	$680,087	$703,540

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$14,630	$14,529	$43,845	$43,734
Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the remainder of 2024	$15,373
For the year ended December 31, 2025	58,606
For the year ended December 31, 2026	58,308
For the year ended December 31, 2027	57,968
For the year ended December 31, 2028	57,486
For the year ended December 31, 2029	56,397
As of September 30, 2024 and December 31, 2023, the Company had indefinite-lived intangible assets for trademarks and tradenames totaling $194.7 million and $193.2 million, respectively.
Note 14 – Debt
The following table sets forth the components of the Company’s debt:

	As of September 30, 2024		As of December 31, 2023
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Credit Facilities:
Revolver	4.50%	$61,404	5.13%	$30,904
U.S. Term Loan	6.32%	515,543	6.71%	561,250
Euro Term Loan	4.50%	151,137	5.13%	152,366
Industrial development bonds	5.26%	10,000	5.26%	10,000
Bank lines of credit and other debt obligations	Various	2,561	Various	1,092
Total debt		$740,645		$755,612
Less: debt issuance costs		(1,210)		(1,545)
Less: short-term and current portion of long-term debts		(38,787)		(23,444)
Total long-term debt		$700,648		$730,623
Credit facilities
In June 2022, the Company, and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into an amendment to its primary credit facility. The amended credit facility (the “Credit Facility”) established (A) a $150.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”), (B) a $600.0 million senior secured term loan (the “U.S. Term Loan”), and (C) a $500.0 million senior secured revolving credit facility (the “Revolver”), each maturing in June 2027. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed the greater of $300.0 million or 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase.
As of September 30, 2024, the Company was in compliance with all of the Credit Facility covenants. See Note 19 of Notes to Consolidated Financial Statements in the Company’s 2023 Form 10-K.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The weighted average variable interest rates incurred on the outstanding borrowings under the Credit Facility during the three and nine months ended September 30, 2024 were approximately 6.1% and 6.2%, respectively. As of September 30, 2024, the interest rate on the outstanding borrowings under the Credit Facility was approximately 5.8%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $436 million, which is net of bank letters of credit of approximately $3 million, as of September 30, 2024.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings to an average fixed rate of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of September 30, 2024, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was approximately 4.9%. See Note 17 of Notes to Condensed Consolidated Financial Statements.
The Company capitalized third-party and credit debt issuance costs attributed to the Euro Term Loan, U.S. Term Loan and Revolver in connection to the amended Credit Facility during the second quarter of 2022. Capitalized costs attributed to the Euro Term Loan and U.S. Term Loan are recorded as a direct offset of Long-term debt on the Condensed Consolidated Balance Sheet. Capitalized costs attributed to the Revolver are recorded within Other assets on the Condensed Consolidated Balance Sheet. These capitalized costs will collectively be amortized into Interest expense over the five-year term of the Credit Facility. As of September 30, 2024, the Company had $1.2 million of debt issuance costs recorded as an offset of Long-term debt and $2.6 million of debt issuance costs recorded within Other assets. Comparatively, as of December 31, 2023, the Company had $1.5 million of debt issuance costs recorded as an offset of Long-term debt and $3.3 million of debt issuance costs recorded within Other assets.
Industrial development bonds
As of September 30, 2024 and December 31, 2023, the Company had fixed rate, industrial development authority bonds totaling $10.0 million in principal amount due in 2028. These bonds have similar covenants to the Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discounting facilities in certain foreign subsidiaries, which are not collateralized. The Company’s other debt obligations primarily consist of certain domestic and foreign low interest rate or interest-free municipality-related loans, local credit facilities of certain foreign subsidiaries, and finance lease obligations. Total unused capacity under these arrangements as of September 30, 2024 was approximately $35 million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of September 30, 2024 were approximately $7 million.
Interest expense, net
The Company incurred the following debt related expenses included within Interest expense, net, in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense, net	$10,774	$12,598	$33,585	$40,863
Amortization of debt issuance costs	353	353	1,059	1,059
Total	$11,127	$12,951	$34,644	$41,922
Based on the variable interest rates associated with the Credit Facility, as of September 30, 2024 and as of December 31, 2023, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 15 – Accumulated Other Comprehensive Income
The following tables show the reclassifications from and resulting balances of accumulated other comprehensive income (“AOCI”):

	Currency Translation Adjustments	Defined Benefit Pension Plans	Unrealized Gain (Loss) in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of June 30, 2024	$(159,574)	$(10,259)	$334	$3,737	$(165,762)
Other comprehensive income (loss) before Reclassifications	41,535	(858)	411	(5,226)	35,862
Amounts reclassified from AOCI	—	164	—	—	164
Related tax amounts	—	172	(86)	1,202	1,288
Balance as of September 30, 2024	$(118,039)	$(10,781)	$659	$(287)	$(128,448)

Balance as of June 30, 2023	$(130,738)	$(4,024)	$91	$4,563	$(130,108)
Other comprehensive (loss) income before Reclassifications	(25,501)	304	(802)	1,612	(24,387)
Amounts reclassified from AOCI	—	71	(4)	—	67
Related tax amounts	—	(94)	169	(371)	(296)
Balance as of September 30, 2023	$(156,239)	$(3,743)	$(546)	$5,804	$(154,724)

	Currency Translation Adjustments	Defined Benefit Pension Plans	Unrealized Gain (Loss) in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of December 31, 2023	$(115,417)	$(10,738)	$333	$1,407	$(124,415)
Other comprehensive (loss) income before reclassifications	(2,622)	(425)	416	(2,200)	(4,831)
Amounts reclassified from AOCI	—	373	(4)	—	369
Related tax amounts	—	9	(86)	506	429
Balance as of September 30, 2024	$(118,039)	$(10,781)	$659	$(287)	$(128,448)

Balance as of December 31, 2022	$(132,161)	$(4,595)	$(1,484)	$—	$(138,240)
Other comprehensive (loss) income before reclassifications	(24,078)	915	640	7,538	(14,985)
Amounts reclassified from AOCI	—	225	547	—	772
Related tax amounts	—	(288)	(249)	(1,734)	(2,271)
Balance as of September 30, 2023	$(156,239)	$(3,743)	$(546)	$5,804	$(154,724)
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 16 – Fair Value Measurements
The Company values its company-owned life insurance policies at fair value. During June 2023, the Company surrendered and liquidated $1.9 million of these life insurance policies. As a result, the Company owns an immaterial amount of company-owned life insurance policies as of September 30, 2024 and December 31, 2023.
See Note 17 for a description of the Company’s derivative instruments.
Note 17 – Hedging Activities
The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates and interest rate risk. To manage these risks, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts and interest rate swap agreements. The Company does not hold or enter into derivative financial instruments for trading or speculative purposes.
Foreign Exchange Forward Contracts
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain assets and/or liabilities denominated in foreign currencies. These forward contracts are marked-to-market at each reporting date. Changes in the fair value of the underlying instrument and settlements are recognized in earnings in Other income (expense), net. The fair value of the forward contract is determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments.
Open foreign exchange forward contracts as of September 30, 2024 were entered into as hedges of Japanese yen and Mexican peso against the U.S. dollar and had the following notional U.S. dollar values:

Currency	September 30, 2024
Mexican Peso	$13,700
Japanese Yen	10,000
$23,700
Open foreign exchange forward contracts as of September 30, 2024 had maturities occurring over a period of one month.
Interest Rate Swaps
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as the Secured Overnight Financing Rate (“SOFR”), in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable-rate borrowings into a fixed-rate obligation. See Note 14 of Notes to Condensed Consolidated Financial Statements. These interest rate swaps are designated as cash flow hedges and, as such, the contracts are marked-to-market at each reporting date with any unrealized gains or losses included in AOCI to the extent effective and reclassified to interest expense in the period during which the hedged transactions affect earnings or it becomes probable that the forecasted transaction will not occur.
The balance sheet classification and fair values of the Company’s derivative instruments, which are Level 2 measurements, are as follows:

Derivatives instruments	Condensed Consolidated Balance Sheets Location	September 30, 2024	December 31, 2023
Interest rate swaps:	Other accrued liabilities	$373	$—
	Other non-current assets	—	1,828
Foreign currency forward contracts:	Other accrued liabilities	71	159
The following table presents the net unrealized (loss) gain deferred to AOCI:

Derivatives designated as cash flow hedges		September 30, 2024	December 31, 2023
Interest rate swaps	AOCI	$(287)	$1,407

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents the location and the amount of net gain or loss recognized in the Company’s Condensed Consolidated Statements of Operations related to derivative instruments:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instruments	Condensed Consolidated Statements of Operations	2024	2023	2024	2023
Interest rate swaps	Interest expense, net	$1,295	$1,198	$3,854	$2,259
Foreign exchange forward contracts	Other (expense) income, net	(1,308)	(29)	(2,040)	2,107
Total		$(13)	$1,169	$1,814	$4,366
Note 18 – Commitments and Contingencies
As previously disclosed in its 2023 Form 10-K, the Company is party to certain environmental matters and other litigation. See Note 25 of Notes to Consolidated Financial Statements in the Company’s 2023 Form 10-K. During the three and nine months ended September 30, 2024, there have been no significant changes to the facts or circumstances of any of the previously disclosed matters. Although there can be no assurance regarding the outcome of any of the ongoing environmental matters or litigation, the Company believes that it has made adequate accruals for costs and liabilities associated with these matters. The Company has accrued approximately $6 million as of September 30, 2024 and December 31, 2023, respectively, for these ongoing matters.
The Company previously disclosed in its 2023 Form 10-K that one of its North American production facilities experienced an electrical fire in 2021 that resulted in property damage and the temporary shutdown of production. The Company and its insurance carrier reviewed the impact of the electrical fire on the production facility’s operations as it relates to a potential business interruption insurance claim. In July 2024, the Company and its insurance carrier settled this claim for $1.0 million.
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
In addition, during the three and nine months ended September 30, 2024, there are no new environmental matters or litigation that the Company believes will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

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
Net sales in the third quarter of 2024 were $462.3 million, a decrease of 6% compared to $490.6 million in the third quarter of 2023. This was primarily driven by a decrease in selling price and product mix of approximately 4%, a decrease in sales volumes of 1%, and an unfavorable impact from foreign currency translation of 1%. The decrease in selling price and product mix was primarily attributable to the impact of our index-based customer contracts. The decline in sales volumes was primarily a result of a continuation of soft end market conditions compared to the prior year, primarily in the Americas and Europe, Middle East and Africa (“EMEA”) segments, partially offset by an increase in sales volumes in the Asia/Pacific segment, continued new business wins across all segments and a contribution from acquisitions in the EMEA and Asia/Pacific segments.
The Company generated net income in the third quarter of 2024 of $32.3 million, or $1.81 per diluted share, compared to net income of $33.7 million, or $1.87 per diluted share in the third quarter of 2023. Excluding non-recurring and non-core items in each period, the Company’s third quarter 2024 non-GAAP net income and earnings per diluted share were $34.0 million and $1.89 compared to $36.9 million and $2.05, respectively, in the prior year. The decrease in current quarter earnings was primarily driven by lower net sales, partially offset by lower selling, general, and administrative expenses (“SG&A”) and lower interest expense. The Company’s current quarter adjusted EBITDA was $78.6 million compared to $84.4 million in the third quarter of 2023, primarily driven by lower net sales as described above. See the Non-GAAP Measures section of this Item below, as well as other items discussed in the Company’s Consolidated Operations Review in the Operations section of this Item, below.
The Company’s third quarter 2024 operating performance in each of its three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific, reflects similar drivers to that of the Company’s consolidated performance. Operating earnings for all three segments decreased compared to the prior year quarter, primarily driven by a decrease in net sales in the Americas and EMEA segments and a slight decline in operating margin in the Asia/Pacific segment. Additional details of each segment’s operating performance are further discussed in the Company’s Reportable Segments Review, in the Operations section of this Item, below.
Net cash flows provided by operating activities were $141.5 million in the first nine months of 2024 compared to $199.5 million in the first nine months of 2023. The lower operating cash flow year-over-year reflects an increase in the net cash outflows from working capital in the first nine months of 2024. The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item, below.
Overall, the Company’s results in the third quarter of 2024 reflects the Company’s continued execution on its financial and operational priorities despite softer end market conditions that have impacted the Company’s customers and end markets.
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
Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $212.1 million. Total cash and cash equivalents were $194.5 million as of December 31, 2023. The approximately $17.5 million increase in cash and cash equivalents was the net result of $141.5 million of cash provided by operating activities, offset by $67.0 million of cash used in financing activities, $55.8 million of cash used in investing activities and an unfavorable impact of foreign currency translation of approximately $1.1 million.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Net cash flows provided by operating activities were $141.5 million in the first nine months of 2024 compared to $199.5 million in the first nine months of 2023. The decrease in net operating cash flow year-over-year reflects higher cash outflows from working capital in 2024, driven by an outflow from Inventory due to timing of sales and orders and higher Accounts payable and accrued liabilities outflows due primarily to higher incentive compensation payments in the current year.
Net cash flows used in investing activities were $55.8 million in the first nine months of 2024 compared to $25.8 million in the first nine months of 2023. The increase in cash used in investing activities year-over-year is primarily the result of payments in the current year related to the acquisitions of the Sutai Group (“Sutai”) and I.K.V. Tribologie IKVT and its subsidiaries (“IKV”), partially offset by lower capital expenditures. See Note 2 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for further information about business acquisitions.
Net cash flows used in financing activities were $67.0 million in the first nine months of 2024 compared to net cash flows used in financing activities of $150.5 million in the first nine months of 2023. The decrease in net cash outflows was primarily related to $30.5 million of net borrowings on the Company’s revolving credit facility in the first nine months of 2024 compared to $112.8 million of net repayments in the first nine months of 2023. In addition, during the first nine months of 2024, the Company made payments of approximately $48.6 million to reduce its long-term debt, a $34.5 million, or 71%, increase compared to the prior year period. Also, the Company made payments of approximately $22.9 million for repurchases of its common stock under its share repurchase program during the first nine months of 2024. The Company also paid $24.5 million of cash dividends during the first nine months of 2024, a $1.1 million, or 5%, increase compared to the prior year period.
During June 2022, the Company, and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into an amendment to its primary credit facility. The amended credit facility (the “Credit Facility”) established (A) a $150.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”), (B) a $600.0 million senior secured term loan (the “U.S. Term Loan”), and (C) a $500.0 million senior secured revolving credit facility (the “Revolver”), each maturing in June 2027. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed the greater of $300.0 million or 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase. The Credit Facility contains affirmative and negative covenants, financial covenants and events of default. Financial covenants contained in the Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. As of September 30, 2024, the Company was in compliance with all of the Credit Facility covenants. Refer to the description of the Company’s primary Credit Facility in Note 19 of Notes to Consolidated Financial Statements in its 2023 Form 10-K.
As of September 30, 2024 and December 31, 2023, the Company had Credit Facility borrowings outstanding of $728.1 million and $744.5 million, respectively. The Company’s other debt obligations are primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $12.6 million as of September 30, 2024 and $11.1 million as of December 31, 2023. Total unused capacity under these arrangements, excluding the Credit Facility, as of September 30, 2024 was approximately $35 million. The Company’s total net debt as of September 30, 2024, which consists of total borrowings of $740.6 million less cash and cash equivalents of $212.1 million, was approximately $528.6 million.
The weighted average variable interest rates incurred on the outstanding borrowings under the Credit Facility during the three and nine months ended September 30, 2024 were approximately 6.1% and 6.2%, respectively. As of September 30, 2024, the interest rate on the outstanding borrowings under the Credit Facility was approximately 5.8%. As part of the Credit Facility, in addition to paying interest on the outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $436 million, which is net of bank letters of credit of approximately $3 million, as of September 30, 2024.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of September 30, 2024, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was approximately 4.9%. See Note 17 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for further information.

Quaker Chemical Corporation
Management’s Discussion and Analysis
In connection with executing the original credit facility in 2019 and the amended Credit Facility during the second quarter of 2022, the Company capitalized certain third-party and creditor debt issuance costs. Costs attributed to the Euro Term Loan and U.S. Term Loan were recorded as a direct offset of Long-term debt on the Condensed Consolidated Balance Sheet. Costs attributed to the Revolver were recorded within Other assets on the Condensed Consolidated Balance Sheet. These capitalized costs are collectively being amortized into Interest expense over the five-year term of the Credit Facility. As of September 30, 2024, the Company had $1.2 million of debt issuance costs recorded as an offset of Long-term debt on the Condensed Consolidated Balance Sheets and $2.6 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet. Comparatively, as of December 31, 2023, the Company had $1.5 million of debt issuance costs recorded as an offset of Long-term debt on the Condensed Consolidated Balance Sheets and $3.3 million of debt issuance costs recorded within Other assets on the Condensed Consolidated Balance Sheet in Item 1 of this Report.
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain assets and/or liabilities denominated in certain foreign currencies. During the first nine months of 2024, the Company entered into and settled forward contracts resulting in other expense of $2.0 million as compared to $2.1 million of other income during the first nine months of 2023. See Note 17 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for further information.
During 2022, the Company’s management initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. The Company has achieved its initial full run-rate cost savings goal from the global cost and optimization program of approximately $20 million. The program is expected to be substantially complete by the end of the first quarter of 2025. The Company recognized Restructuring and related charges of $4.8 million and $6.0 million for the nine months ended September 30, 2024, and 2023, respectively, under this program. The Company made cash payments related to the settlement of restructuring liabilities under the program during the first nine months of 2024 of approximately $6.4 million compared to $7.9 million in the first nine months of 2023. The Company expects total one-time cash costs of this program to be approximately 1 to 1.5 times annualized savings. See Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report for further information.
As of September 30, 2024, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $20.4 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $6.9 million as a result of offsetting benefits in other tax jurisdictions.
As previously disclosed in the Company’s 2023 Form 10-K, on February 28, 2024, the Board of Directors of the Company approved a new share repurchase program (“2024 Share Repurchase Program”), authorizing the Company to repurchase up to an aggregate of $150 million of the Company’s outstanding common stock and replacing the prior share repurchase program. The 2024 Share Repurchase Program was effective immediately and has no expiration date. The Company made certain repurchases under the 2024 Repurchase Program during the nine months ended September 30, 2024, as mentioned above. See Item 2 within Part II of this Report for further information.
The Company previously disclosed in its 2023 Form 10-K that one of its North American production facilities experienced an electrical fire in 2021 that resulted in property damage and the temporary shutdown of production. The Company and its insurance carrier reviewed the impact of the electrical fire on the production facility’s operations as it relates to a potential business interruption insurance claim. In July 2024, the Company and its insurance carrier settled this claim for $1.0 million.
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
Certain of the prior period non-GAAP financial measures presented in the following tables have been adjusted to conform with current period presentation. The following tables reconcile the Company’s non-GAAP financial measures (unaudited) to their most directly comparable GAAP (unaudited) financial measures (dollars in thousands unless otherwise noted, except per share amounts):

Non-GAAP Operating Income and Margin Reconciliations	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating income	$51,718	$59,518	$165,693	$166,242
Restructuring and related charges, net (a)	2,610	1,019	4,787	6,034
Strategic planning (credits) expenses (b)	(181)	1,093	(290)	3,759
Customer insolvency costs (g)	—	—	1,522	—
Other charges (d)	43	206	1,535	855
Non-GAAP operating income	$54,190	$61,836	$173,247	$176,890
Non-GAAP operating margin (%) (m)	11.7%	12.6%	12.4%	11.9%

Quaker Chemical Corporation
Management’s Discussion and Analysis

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Net Income Reconciliations	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Quaker Chemical Corporation	$32,346	$33,670	$102,458	$92,550
Depreciation and amortization (k)	21,423	20,866	63,907	62,210
Interest expense, net	10,347	12,781	31,925	38,744
Taxes on income before equity in net income of associated companies (l)	12,167	13,593	40,453	36,956
EBITDA	76,283	80,910	238,743	230,460
Equity income in a captive insurance company (e)	(285)	(756)	(1,266)	(748)
Restructuring and related charges, net (a)	2,610	1,019	4,787	6,034
Strategic planning (credits) expenses (b)	(181)	1,093	(290)	3,759
Customer insolvency costs (g)	—	—	1,522	—
Facility remediation recoveries (c)	—	—	—	(1,014)
Product liability claim costs (h)	—	—	896	—
Business interruption insurance proceeds (i)	(1,000)	—	(1,000)	—
Currency conversion impacts of hyper-inflationary economies (f)	624	1,229	333	2,869
Other charges (d)	511	886	2,410	2,054
Adjusted EBITDA	$78,562	$84,381	$246,135	$243,414
Adjusted EBITDA margin (%) (m)	17.0%	17.2%	17.6%	16.4%

Adjusted EBITDA	$78,562	$84,381	$246,135	$243,414
Less: Depreciation and amortization (k)	21,423	20,866	63,907	62,210
Less: Interest expense, net	10,347	12,781	31,925	38,744
Less: Taxes on income before equity in net income of associated companies - adjusted (l)	12,811	13,806	40,417	36,766
Non-GAAP net income	$33,981	$36,928	$109,886	$105,694

Non-GAAP Earnings per Diluted Share Reconciliations	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP earnings per diluted share attributable to Quaker Chemical Corporation common shareholders	$1.81	$1.87	$5.70	$5.14
Equity income in a captive insurance company per diluted share (e)	(0.02)	(0.04)	(0.07)	(0.04)
Restructuring and related charges, net per diluted share (a)	0.11	0.04	0.20	0.25
Strategic planning (credits) expenses per diluted share (b)	(0.01)	0.04	(0.01)	0.17
Customer insolvency costs per diluted share (g)	—	—	0.06	—
Facility remediation recoveries per diluted share (c)	—	—	—	(0.05)
Product liability claim costs per diluted share (h)	—	—	0.04	—
Business interruption insurance proceeds per diluted share (i)	(0.04)	—	(0.04)	—
Currency conversion impacts of hyper-inflationary economies per diluted share (f)	0.04	0.07	0.02	0.16
Other charges per diluted share (d)	0.02	0.04	0.10	0.08
Impact of certain discrete tax items per diluted share (j)	(0.02)	0.03	0.11	0.16
Non-GAAP earnings per diluted share (n)	$1.89	$2.05	$6.11	$5.87
(a)Restructuring and related charges, net represent the costs incurred by the Company associated with the Company’s restructuring program. These costs are not indicative of the future operating performance of the Company. See Note 7 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report, for additional information.

Quaker Chemical Corporation
Management’s Discussion and Analysis
(b)Strategic planning (credits) expenses include consultant and advisory (credits) costs incurred in connection with long-term strategic planning, as well as planning to further optimize the Company’s footprint, processes and functions. These credits and costs recorded in SG&A are not indicative of the future operating performance of the Company.
(c)Facility remediation recoveries represent insurance recoveries of costs incurred for remediation and restoration of property damage to certain of the Company’s facilities. These costs and recoveries recorded in Other income (expense), net, are non-recurring and are not indicative of the future operating performance of the Company. There were no such gains recognized for the three and nine months ended September 30, 2024. See Note 10 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(d)Other charges include executive transition costs, charges incurred by an inactive subsidiary of the Company as a result of the termination of restrictions on insurance settlement reserves, net gains recognized for the sale of certain facilities previously classified as held for sale, non-service components of the Company’s pension and postretirement net periodic benefit income and expense, and certain legal, financial, and other advisory and consultant costs and indemnification asset related and earnout adjustments incurred in connection with the Company’s recent acquisitions. See Notes 2, 9, and 10 of Notes to Condensed Consolidated Financial Statements, which appear in Item 1 of this Report.
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
(f)Currency conversion impacts of hyper-inflationary economies represents the foreign currency remeasurement impacts associated with the Company’s affiliates in Argentina and Türkiye whose local economies are designated as hyper-inflationary under U.S. GAAP. These pre-tax foreign currency remeasurement impacts are not deductible for tax purposes for both the three and nine months ended September 30, 2024 and 2023. The charges incurred relate to the immediate recognition of foreign currency remeasurement in the Condensed Consolidated Statements of Operations and are not indicative of the future operating performance of the Company. See Note 1 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(g)Customer insolvency costs represent charges associated with a specific reserve for trade accounts receivable within the Company’s EMEA reportable segment related to a specific customer that filed for bankruptcy protection. These expenses are not indicative of the future operating performance of the Company.
(h)Product liability claim represents expense related to the payments by the Company in connection with a product liability dispute with a customer during the nine months ended September 30, 2024. See Note 10 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(i)Business interruption insurance proceeds reflects an insurance claim settlement receipt for the three and nine months ended September 30, 2024 related to production losses due to an electrical fire in 2021 that resulted in the temporary shutdown of production at one of the Company’s production facilities. See Note 18 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(j)The impacts of certain discrete tax items include certain impacts of tax law changes, valuation allowance adjustments, uncertain tax positions and prior year true-ups, and the impact on certain intercompany asset transfers. The Company does not believe these items are core or indicative of future performance of the Company. See Note 11 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this Report.
(k)Depreciation and amortization for the three and nine months ended September 30, 2024 and 2023 includes approximately $0.2 million and $0.7 million, respectively, and $0.3 million and $0.8 million, respectively, of amortization expense recorded within equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations, which is attributable to the amortization of the fair value step up for the Company’s 50% interest in a joint venture in Korea as a result of required purchase accounting adjustments.
(l)Taxes on income before equity in net income of associated companies – adjusted presents the impact of any current and deferred income tax expense (benefit), as applicable, of the reconciling items presented in the reconciliation of net income attributable to Quaker Chemical Corporation to adjusted EBITDA and was determined utilizing the applicable rates in the taxing jurisdictions in which the adjustments occurred, subject to deductibility.
(m)The Company calculates adjusted EBITDA margin and non-GAAP operating margin as the percentage of adjusted EBITDA and non-GAAP operating income to consolidated net sales.

Quaker Chemical Corporation
Management’s Discussion and Analysis
(n)The Company calculates non-GAAP earnings per diluted share as non-GAAP net income attributable to the Company divided by the weighted average number of diluted shares outstanding using the “two-class share method.”
Off-Balance Sheet Arrangements
The Company’s off-balance sheet items outstanding as of September 30, 2024 include approximately $7 million of bank letters of credit and guarantees. The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources. See Note 14 of Notes to Condensed Consolidated Financial Statements in Item 1 of this Report.
Operations
Consolidated Operations Review – Comparison of the Third Quarter of 2024 with the Third Quarter of 2023
Net sales were $462.3 million in the third quarter of 2024 compared to $490.6 million in the third quarter of 2023. The net sales decrease of $28.2 million, or 6%, year-over-year reflects a decrease in selling price and product mix of approximately 4%, a decline in sales volumes of approximately 1%, and an unfavorable impact from foreign currency translation of 1%. The decrease in selling price and product mix was primarily attributable to the impact of our index-based customer contracts. The decline in sales volumes was primarily the result of a continuation of soft end market conditions, primarily in the Americas and EMEA segments, partially offset by an increase in sales volumes in the Asia/Pacific segment, continued new business wins across all segments and a contribution from acquisitions in the EMEA and Asia/Pacific segments.
Cost of goods sold (“COGS”) was $289.7 million in the third quarter of 2024 compared to $307.3 million in the third quarter of 2023, a decrease of approximately $17.6 million, or 6%. The decrease in COGS reflects lower spend on the decline in current year sales volumes and a decrease in the Company’s global raw material costs.
Gross profit was $172.5 million in the third quarter of 2024 compared to $183.3 million in the third quarter of 2023, a decrease of $10.8 million, or 6% primarily due to the decline in sales as mentioned above. The Company’s reported gross margin in the third quarter of 2024 was 37.3% compared to 37.4% in the third quarter of 2023.
SG&A expense was $118.2 million in the third quarter of 2024 compared to $122.8 million in the third quarter of 2023, a decrease of approximately $4.7 million, or 4%, driven by lower incentive compensation and strategic planning costs, offset by an increase in SG&A relating to the IKV and Sutai acquisitions.
The Company incurred Restructuring and related charges of $2.6 million and $1.0 million during the third quarter of 2024 and 2023, respectively, related to reductions in headcount and facility closure costs under the Company’s restructuring program. See the Non-GAAP Measures section of this Item above and Note 7 of Notes to Condensed Consolidated Financial Statements, which appears in Item 1 of this report, for additional information.
Operating income in the third quarter of 2024 was $51.7 million compared to $59.5 million in the third quarter of 2023. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item, above, the Company’s non-GAAP operating income was $54.2 million in the third quarter of 2024 and $61.8 million in the third quarter of 2023. The decrease was primarily due to lower sales, partially offset by lower SG&A expenses, as described above.
The Company had Other income, net of $0.8 million in the third quarter of 2024 as compared to Other expense, net of $2.7 million in the third quarter of 2023. Both the third quarter of 2024 and 2023 included foreign exchange transaction losses, which were higher in the prior year. The third quarter of 2024 also included a business interruption insurance recovery of $1.0 million, other income from non-income tax credits of $0.7 million and other income of $0.4 million relating to adjustments to the earnout provisions for the Sutai acquisition.
Interest expense, net, was $10.3 million in the third quarter of 2024 compared to $12.8 million in the third quarter of 2023, a decrease of approximately $2.4 million, primarily as a result of decreases in interest rates and lower outstanding borrowings.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The Company’s effective tax rates for the third quarters of 2024 and 2023 were 28.9% and 30.9%, respectively. The Company’s effective tax rate for the third quarter of 2024 was largely driven by the mix of pre-tax earnings, withholding taxes, and changes in uncertain tax positions offset by return to provision adjustments. Comparatively, the effective tax rate for the third quarter of 2023 was largely driven by the mix of pre-tax earnings, changes to the valuation allowance for and the usage of certain foreign tax credits, and return to provision adjustments, withholding taxes, and changes in uncertain tax positions. Excluding the impact of non-core items in each quarter, described in the Non-GAAP Measures section of this Item above, the Company estimates that its effective tax rates for the third quarters of 2024 and 2023 would have been approximately 29% and 28%, respectively. The Company may experience continued volatility in its effective tax rates due to several factors, including the timing of tax audits, the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of timing and amount of certain incentives in various tax jurisdictions, and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of factors, including forecasted mix of earnings, which may vary.
Equity in net income of associated companies was $2.4 million in the third quarter of 2024 compared to $3.3 million in the third quarter of 2023, a decrease of $0.9 million, primarily due to lower current year income from the Company’s equity interest in Primex and the Company’s 50% equity interest in a joint venture in Korea.
Net income attributable to noncontrolling interest was less than $0.1 million in the third quarter of 2024 and 2023.
Consolidated Operations Review – Comparison of the First Nine Months of 2024 with the First Nine Months of 2023
Net sales were $1,395.6 million in the first nine months of 2024 compared to $1,486.2 million in the first nine months of 2023. The net sales decrease of $90.6 million, or 6%, year-over-year reflects decreases in selling price and product mix of approximately 5%, a decline in sales volumes of approximately 1%, and an unfavorable impact from foreign currency translation of less than 1%. The decrease in selling price and product mix was primarily attributable to the impact of our index-based customer contracts. The decline in sales volumes was primarily a result of a continuation of soft end market conditions compared to the prior year, primarily in the Americas and EMEA segments, partially offset by an increase in sales volumes in the Asia/Pacific segment, continued new business wins across all segments and a contribution from acquisitions in the EMEA and Asia/Pacific segments.
COGS were $865.8 million in the first nine months of 2024 compared to $951.7 million in the first nine months of 2023. The decrease in COGS of approximately $86.0 million, or 9%, reflects lower spend on the decline in current year sales volumes and a decline in the Company’s global raw material costs.
Gross profit was $529.8 million in the first nine months of 2024 compared to $534.5 million in the first nine months of 2023, a decrease of approximately $4.6 million, or 1%, primarily as a result of the decline in sales as mentioned above, partially offset by a reduction in the Company’s raw material costs. The Company’s reported gross margin in the first nine months of 2024 was 38.0% compared to 36.0% in the first nine months of 2023.
SG&A was $359.4 million in the first nine months of 2024 compared to $362.2 million in to the first nine months of 2023, a decrease of $2.9 million, or 1%, primarily driven by foreign currency translation, offset by an increase in SG&A relating to the IKV and Sutai acquisitions.
The Company incurred Restructuring and related charges of $4.8 million and $6.0 million during the first nine months of 2024 and 2023, respectively, related to reductions in headcount and facility closure costs under the Company’s restructuring program. See the Non-GAAP Measures section of this Item, above.
Operating income in the first nine months of 2024 was $165.7 million compared to $166.2 million in the first nine months of 2023. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item, above, the Company’s current year non-GAAP operating income decreased to $173.2 million for the first nine months of 2024 compared to $176.9 million in the prior year’s first nine months primarily due to lower gross profit, partially offset by lower SG&A, as described above.
The Company had Other income, net of $2.3 million in the first nine months of 2024 compared to Other expense, net of $8.6 million in the first nine months of 2023, as the Company had lower foreign exchange losses of $2.1 million in the current year compared to losses of $10.0 million in the prior year period. The first nine months of 2024 results also included $3.8 million of non-income tax refunds and other related credits, a $1.0 million business interruption insurance recovery, and a $0.9 million gain recognized for the sale of certain facilities previously classified as held for sale, partially offset by a $0.9 million expense associated with a payment related to a customer product liability dispute, whereas the first nine months of 2023 included $1.0 million of insurance reimbursements related to remediation and restoration of property damage to certain of the Company’s facilities. See the Non-GAAP Measures section of this Item, above.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Interest expense, net, of $31.9 million decreased $6.8 million in the first nine months of 2024 compared to $38.7 million in the first nine months of 2023 primarily as a result of lower outstanding borrowings and decreases in interest rates.
The Company’s effective tax rates for the first nine months of 2024 and 2023 were 29.7% and 31.1%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2024 was primarily impacted by the mix of pre-tax earnings, certain one-time charges related to an intercompany intangible asset transfer, and withholding taxes, offset by changes in uncertain tax positions and return to provision adjustments. Comparatively, the effective tax rates for the nine months ended September 30, 2023 were largely impacted by the mix of pre-tax earnings, changes to the valuation allowance for and the usage of certain foreign tax credits, return to provision adjustments, and withholding taxes, partially offset by changes in uncertain tax positions and return to provision adjustments. Excluding the impact of non-core items in each period, described in the Non-GAAP Measures section of this Item, above, the Company estimates that its effective tax rates for the first nine months of 2024 and 2023 would have been approximately 28% in both periods. The Company expects continued volatility in its effective tax rates due to several factors, including the timing and scope of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, the treatment of certain acquisition-related costs and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of factors, including forecasted mix of earnings, which may vary.

Equity in net income of associated companies was $6.9 million in the first nine months of 2024 compared to $10.7 million in the first nine months of 2023. The decrease of $3.7 million was primarily due to lower current year income from the Company’s 50% equity interest in a joint venture in Korea.
Net income attributable to noncontrolling interest was less than $0.1 million in the first nine months of 2024 and 2023.
Reportable Segments Review - Comparison of the Third Quarter of 2024 with the Third Quarter of 2023
The Company’s reportable segments reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the chief operating decision maker of the Company assesses performance. The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific.
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
Americas
Americas represented approximately 48% of the Company’s consolidated net sales in the third quarter of 2024. This segment’s net sales were $220.3 million, a decrease of $25.6 million, or 10%, compared to the third quarter of 2023. This was driven by a decrease in sales volumes of approximately 6%, lower selling price and product mix of approximately 2%, and an unfavorable impact from foreign currency translation of 2%. The current quarter decline in sales volumes compared to the prior year was primarily driven by softer end market conditions broadly across the portfolio, partially offset by new business wins. The decrease in selling price and product mix was primarily attributable to the impact of our index-based customer contracts. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Mexican peso and Brazilian real. Segment operating earnings were $62.1 million, a decrease of $7.0 million, or 10%, compared to the third quarter of 2023, driven by lower sales partially offset by improved segment operating margins, driven primarily by lower raw material costs and lower SG&A expense.
EMEA
EMEA represented approximately 29% of the Company’s consolidated net sales in the third quarter of 2024. This segment’s net sales were $134.1 million, a decrease of $5.5 million, or 4%, compared to the third quarter of 2023. This was driven by lower selling price and product mix of approximately 6%, partially offset by an increase in sales volumes of 1% and a favorable impact from foreign currency translation of 1%. The decrease in selling price and product mix was primarily attributable to the impact of our index-based customer contracts. The increase in sales volumes was primarily driven by new business wins and the contribution from the acquisition of IKV which offset softer end market conditions in the region. The favorable foreign currency translation impact was primarily due to the weakening of the U.S. dollar against the Euro. Segment operating earnings were $24.6 million, a decrease of $3.3 million, or 12%, compared to the third quarter of 2023, due to the decline in net sales and lower segment operating margins due to higher raw material and other costs.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Asia/Pacific
Asia/Pacific represented approximately 23% of the Company’s consolidated net sales in the third quarter of 2024. This segment’s net sales were $107.9 million, an increase of $2.8 million, or 3%, compared to the third quarter of 2023. This was driven by an increase in sales volumes of 6% and a favorable impact from foreign currency translation of 1%, partially offset by a decrease in selling price and product mix of 4%. The increase in sales volumes was primarily driven by new business wins coupled with a modest improvement in the end market environment and the contribution from the acquisition of Sutai. The decrease in selling price and product mix was primarily attributable to the impact of our index-based customer contracts. The favorable foreign exchange impact was primarily due to the weakening of the U.S. dollar against the Chinese renminbi. Segment operating earnings were $30.7 million, a decrease of $0.3 million, or 1%, compared to the third quarter of 2023 as the increase in net sales was offset by lower segment operating margins due to higher raw material and other costs.
Reportable Segments Review - Comparison of the First Nine Months of 2024 with the First Nine Months of 2023
Americas
Americas represented approximately 48% of the Company’s consolidated net sales in the first nine months of 2024. This segment’s net sales were $673.5 million, a decrease of $77.0 million, or 10%, compared to the first nine months of 2023. This was driven by a decrease in sales volumes of 6%, a decrease in selling price and product mix of 4%, and an unfavorable impact of foreign currency translation of less than 1%. The decrease in selling price and product mix was primarily attributable to the impact of our index-based customer contracts. The decline in sales volumes was primarily driven by softer market conditions and customer order patterns and outages, partially offset by new business wins. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Brazilian real during the first nine months of 2024 compared to 2023. The Americas segment’s operating earnings were $193.0 million, a decrease of $11.3 million, or 6%, compared to the first nine months of 2023 primarily driven by lower net sales, partially offset by an improvement in segment operating margins.
EMEA
EMEA represented approximately 29% of the Company’s consolidated net sales in the first nine months of 2024. This segment’s net sales were $410.6 million, a decrease of $25.0 million, or 6%, compared to the first nine months of 2023. This was a result of a decline in selling price and product mix of 4% and a decrease in sales volumes of 2%. The decrease in selling price and product mix was primarily attributable to the year-over-year impact of our index-based customer contracts. The decline in sales volumes was primarily driven by softer market conditions, partially offset by new business wins and the contribution from the acquisition of IKV. The EMEA segment’s operating earnings were $80.9 million, a decrease of $0.2 million, or less than 1 percent, compared to the first nine months of 2023 primarily driven by lower net sales, partially offset by an improvement in segment operating margins.
Asia/Pacific
Asia/Pacific represented approximately 22% of the Company’s consolidated net sales in the first nine months of 2024. This segment’s net sales were $311.5 million, an increase of $11.4 million, or 4%, compared to the first nine months of 2023. This was driven by an increase in sales volumes of 9%, partially offset by lower selling price and product mix of 3% and an unfavorable impact of foreign currency translation of 2%. The increase in sales volumes was primarily driven by new business wins coupled with a more favorable end market environment and the contribution from the acquisition of Sutai compared to the prior year period. The decrease in selling price and product mix was primarily attributable to the year-over-year impact of our index-based customer contracts. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Chinese renminbi. The Asia/Pacific segment’s operating earnings were $92.0 million, an increase of $5.4 million, or 6%, compared to the first nine months of 2023 which was primarily driven by an improvement in net sales and segment operating margins.

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
•the potential for changes in global and regional economic conditions and for a variety of macroeconomic events, including the possibility of global or regional slowdowns or recessions, a global pandemic, interest rate changes, tariffs, inflation, deflation or stagflation and its impact on our business, raw materials purchases and/or profitability of our business impact the value of our assets; and
•our future results and plans including our sustainability goals and enterprise strategy
Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. From time to time, forward-looking statements are also included in the Company’s other periodic reports on Forms 10-K, 10-Q and 8-K, press releases, and other materials released to, or statements made to, the public.
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
Other major risks and uncertainties include, but are not limited to, inflationary pressures, including the potential for significant increases in raw material costs; supply chain disruptions; customer financial instability; high interest rates and the possibility of economic recession; economic and political disruptions particularly in light of numerous elections globally and the possibility of regime changes and including the impacts of the military conflicts between Russia and Ukraine and in the Middle East; legislative and regulatory developments including changes to existing laws and regulations, or the way they are interpreted, applied or enforced; tariffs, trade restrictions and the economic and other sanctions imposed by other nations on Russia and Belarus and/or other government organizations; suspensions of activities in Russia by many multinational companies and the potential expansion of military activity; foreign currency fluctuations; significant changes in applicable tax rates and regulations; future terrorist attacks and other acts of violence; the impacts of consolidation in our industry, including loss or consolidation of a major customer; and the potential occurrence of cyber-security breaches, cyber-security attacks and other technology outages and security incidents.
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
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2024, the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.
Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2024.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this Report:

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share (1)(2)	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 - July 31	29,001	$169.41	29,001	$136,733,339
August 1 - August 31	37,239	$160.86	37,168	$130,756,516
September 1 - September 30	22,919	$159.67	22,919	$127,096,955
Total	89,159	$163.34	89,088	$127,096,955
(1)71 of these shares were acquired from employees related to the surrender of Quaker Chemical Corporation shares in payment of the vesting of restricted stock awards or units. The price paid for shares acquired from employees pursuant to employee benefit and share-based compensation plans is based on the closing price of the Company’s common stock on the date of vesting as specified by the plan pursuant to which the applicable option, restricted stock award, or restricted stock unit was granted.
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
Item 5. Other Information.
Insider Trading Arrangements and Policies
No director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2024.

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

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Thomas Coler
Date: October 31, 2024	Thomas Coler, Executive Vice President, Chief Financial Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)