Form 10-Q
period 2025-03-31
QUAKER CHEMICAL CORP
filed 2025-05-01
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on April 28, 2025	17,680,655

Quaker Chemical Corporation

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited).
Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$442,914	$469,759
Cost of goods sold (excluding amortization expense - See Note 13)	281,654	288,196
Gross profit	161,260	181,563
Selling, general and administrative expenses	119,046	124,180
Restructuring and related charges, net	14,590	1,857
Operating income	27,624	55,526
Other income (expense), net	(709)	1,080
Interest expense	(9,545)	(10,824)
Income before taxes and equity in net income of associated companies	17,370	45,782
Taxes on income before equity in net income of associated companies	7,542	12,508
Income before equity in net income of associated companies	9,828	33,274
Equity in net income of associated companies	3,089	1,984
Net income	12,917	35,258
Less: Net income (loss) attributable to noncontrolling interest	(5)	31
Net income attributable to Quaker Chemical Corporation	$12,922	$35,227
Per share data:
Net income attributable to Quaker Chemical Corporation common shareholders – basic	$0.73	$1.96
Net income attributable to Quaker Chemical Corporation common shareholders – diluted	$0.73	$1.95
Dividends declared	$0.485	$0.455
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$12,917	$35,258

Other comprehensive income (loss), net of tax
Currency translation adjustments	27,129	(25,389)
Defined benefit retirement plans	(265)	354
Current period change in fair value of derivatives	(592)	2,345
Unrealized (loss) gain on available-for-sale securities	(304)	45
Other comprehensive income (loss)	25,968	(22,645)

Comprehensive income	38,885	12,613
Less: Comprehensive income attributable to noncontrolling interest	1	42
Comprehensive income attributable to Quaker Chemical Corporation	$38,886	$12,655
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Unaudited; Dollars in thousands, except par value)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$186,223	$188,880
Accounts receivable, net	418,659	400,126
Inventories
Raw materials and supplies	116,953	112,457
Work-in-process and finished goods	129,169	115,015
Prepaid expenses and other current assets	61,417	59,939
Total current assets	912,421	876,417
Property, plant and equipment, at cost	496,185	483,033
Less: Accumulated depreciation	(263,716)	(253,501)
Property, plant and equipment, net	232,469	229,532
Right-of-use lease assets	36,122	34,120
Goodwill	524,667	518,894
Other intangible assets, net	830,270	827,098
Investments in associated companies	101,182	98,012
Deferred tax assets	9,443	9,216
Other non-current assets	17,855	17,360
Total assets	$2,664,429	$2,610,649
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$37,292	$37,554
Accounts payable	199,430	198,137
Dividends payable	8,575	8,572
Accrued compensation	28,706	50,212
Accrued restructuring	7,159	2,297
Accrued pension and postretirement benefits	2,228	2,328
Other accrued liabilities	89,436	80,668
Total current liabilities	372,826	379,768
Long-term debt	698,768	669,614
Long-term lease liabilities	21,130	20,028
Deferred tax liabilities	136,593	138,828
Non-current accrued pension and postretirement benefits	24,062	23,783
Other non-current liabilities	24,550	24,445
Total liabilities	1,277,929	1,256,466
Commitments and contingencies (Note 18)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding March 31, 2025 – 17,680,380 shares; December 31, 2024 – 17,673,607 shares	17,680	17,674
Capital in excess of par value	905,781	903,781
Retained earnings	638,079	633,731
Accumulated other comprehensive loss	(175,655)	(201,619)
Total Quaker shareholders’ equity	1,385,885	1,353,567
Noncontrolling interest	615	616
Total equity	1,386,500	1,354,183
Total liabilities and equity	$2,664,429	$2,610,649
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$12,917	$35,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,599	20,802
Equity in undistributed earnings of associated companies, net of dividends	(2,769)	(1,675)
Deferred income taxes	(3,340)	3,167
Share-based compensation	3,182	3,884
Restructuring and related charges, net	14,590	1,857
(Gain) loss on disposal of property, plant and equipment and other assets	(2,148)	—
Other adjustments	2,190	(2,797)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(10,302)	1,431
Inventories	(13,457)	(6,576)
Prepaid expenses and other current assets	245	(1,054)
Accrued restructuring	(9,045)	(3,666)
Accounts payable and accrued liabilities	(15,712)	(23,400)
Net cash (used in) provided by operating activities	(3,050)	27,231

Cash flows from investing activities
Investments in property, plant and equipment	(12,329)	(4,460)
Payments related to acquisitions, net of cash acquired	(3,983)	(24,899)
Proceeds from disposition of assets	2,900	58
Net cash used in investing activities	(13,412)	(29,301)

Cash flows from financing activities
Payments of long-term debt	(8,523)	(4,711)
Borrowings on revolving credit facilities, net	30,000	20,902
Payments on other debt, net	(773)	—
Dividends paid	(8,572)	(8,186)
Other stock related activity	(1,176)	(1,442)
Net cash provided by financing activities	10,956	6,563
Effect of foreign exchange rate changes on cash	2,849	(3,270)
Net (decrease) increase in cash and cash equivalents	(2,657)	1,223
Cash and cash equivalents at the beginning of the period	188,880	194,527
Cash and cash equivalents at the end of the period	$186,223	$195,750
Supplemental cash flow disclosures:
Non-cash activities:
Change in accrued purchases of property, plant and equipment, net	$(7,105)	$289
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited; Dollars in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2023	$17,992	$940,101	$550,641	$(124,415)	$603	$1,384,922
Net income	—	—	35,227	—	31	35,258
Amounts reported in other comprehensive loss	—	—	—	(22,572)	(73)	(22,645)
Dividends ($0.455 per share)	—	—	(8,186)	—	—	(8,186)
Share issuance and equity-based compensation plans, net	(2)	2,445	—	—	—	2,443
Balance as of March 31, 2024	$17,990	$942,546	$577,682	$(146,987)	$561	$1,391,792

Balance as of December 31, 2024	$17,674	$903,781	$633,731	$(201,619)	$616	$1,354,183
Net income	—	—	12,922	—	(5)	12,917
Amounts reported in other comprehensive income	—	—	—	25,964	4	25,968
Dividends ($0.485 per share)	—	—	(8,574)	—	—	(8,574)
Share issuance and equity-based compensation plans, net	6	2,000	—	—	—	2,006
Balance as of March 31, 2025	$17,680	$905,781	$638,079	$(175,655)	$615	$1,386,500
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
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 1 – Basis of Presentation and Description of Business
As used in these Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (the “Report”), the terms “Quaker Houghton,” the “Company,” “we,” and “our” refer to Quaker Chemical Corporation (doing business as Quaker Houghton), its subsidiaries, and associated companies, unless the context otherwise requires.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Certain prior year amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.
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
Hyper-inflationary economies
Argentina’s and Türkiye’s economies were considered hyper-inflationary under U.S. GAAP effective July 1, 2018 and April 1, 2022, respectively. As of, and for the three months ended March 31, 2025, the Company's Argentine and Turkish subsidiaries together represented approximately 1% and 2% of the Company’s consolidated total assets and net sales, respectively. During the three months ended March 31, 2025 and March 31, 2024, the Company recorded $0.5 million of remeasurement losses and $0.9 million of remeasurement gains associated with the applicable currency conversions, respectively. These losses and gains were recorded within Other income (expense), net, in the Company’s Condensed Consolidated Statements of Operations.
Note 2 – Business Acquisitions
Recent Acquisition Activity
Subsequent to the date of this Report, in April 2025, the Company acquired Dipsol Chemicals Co., Ltd., (“Dipsol”) for cash consideration of approximately $187.0 million (27.7 billion JPY), which included approximately $31.8 million (4.7 billion JPY) acquired cash for a net purchase price of approximately $155.2 million (23.0 billion JPY). The acquisition is subject to routine and customary post-closing adjustments. The Company funded the acquisition purchase price with borrowings under its existing credit facility. Dipsol is headquartered in Japan and is a leading supplier of surface treatment and plating solutions and services primarily for the automotive and other industrial applications end markets. Dipsol has operations in several countries and these operations will be reported within the Company’s respective Americas, EMEA, and Asia/Pacific segments. This acquisition expands the Company’s advanced solutions businesses in attractive end markets with solid growth characteristics and high barriers to entry. Dipsol also provides significant cross-selling opportunities and enhances the Company’s ability to meet and exceed the needs of our customers across the globe. Due to the timing of the acquisition, as of the date of issuance of these Condensed Consolidated Financial Statements, the Company is not yet able to provide the amounts recognized as of the acquisition date for major classes of Dipsol assets acquired and liabilities assumed.
Subsequent to the date of this Report, in April 2025, the Company acquired Natech, Ltd., (“Natech”) for approximately $6.5 million, which includes an initial cash payment of $6.0 million and a deferred payment of $0.5 million, subject to routine and customary post-closing adjustments. Assets acquired included cash and cash equivalents of $1.5 million. Natech is based in the United Kingdom and is a manufacturer of surface treatment chemicals for a variety of industrial applications. Natech will be reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s overall surface treatment product and application capabilities within Europe. Due to the timing of the acquisition, as of the date of issuance of these Condensed Consolidated Financial

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Statements, the Company is not yet able to provide the amounts recognized as of the acquisition date for major classes of Natech assets acquired and liabilities assumed.
In February 2025, the Company acquired Chemical Solutions & Innovations (Pty) Ltd. (“CSI”), for approximately $3.9 million, subject to routine and customary post-closing adjustments. CSI is based in South Africa and is a supplier of metalworking fluids and lubricants to the South African market. CSI is reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s position in South Africa and expands the Company’s presence in that region. The Company allocated $1.4 million of the purchase price to intangible assets and recognized $1.7 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected growth synergies. As of March 31, 2025, the allocation of the purchase price has not been finalized.
Previous Acquisitions
In July 2024, the Company acquired the Sutai Group (“Sutai”), for approximately $16.2 million, including an initial cash payment of $14.6 million, subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels, as well as earn-out provisions with an initial estimated payout of $1.6 million related to the finalization of 2024 and 2025 earnings. Assets acquired included cash and cash equivalents of $5.5 million. As of March 31, 2025, the Company has remaining earnout liabilities recorded on its Condensed Consolidated Balance Sheet of $0.8 million which we expect to settle by the end 2025. Sutai is based in Japan and provides impregnation treatment products and services to the automotive and other industries. Sutai is reported as part of the Asia/Pacific segment. This acquisition strengthens Quaker Houghton’s technology portfolio, enabling the Company to better support and optimize production processes for customers across the Japanese, Asia Pacific and global markets. The Company allocated $3.1 million of the purchase price to intangible assets and recognized $5.5 million of goodwill in the Asia/Pacific segment, none of which is deductible for tax purposes. During the first quarter of 2025, the Company finalized the working capital settlements for an immaterial amount which impacted the residual goodwill recorded. The goodwill is primarily attributable to expected growth synergies. As of March 31, 2025, the allocation of the purchase price has not been finalized.
During February 2024, the Company acquired I.K.V. Tribologie IKVT and its subsidiaries (“IKV”) for $35.2 million, including an initial cash payment of $29.7 million, subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels as well as earn-out provisions related to the finalization of 2023 earnings. Assets acquired included approximately $4.8 million of cash and cash equivalents. IKV, which is part of the Company’s EMEA segment, specializes in high-performance lubricants and greases, including original equipment manufacturer first-fill greases that are primarily used in the automotive, aerospace, electronics, and other industrial markets. The acquisition of IKV strengthens the Company’s position in first-fill greases. The Company allocated $15.0 million of the purchase price to intangible assets, comprised of approximately $11.1 million of customer relationships to be amortized over 16 years; $3.2 million of product technologies to be amortized over 14 years; and $0.7 million of trademarks to be amortized over 5 years. In addition, the Company recognized $16.4 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected cost and growth synergies. In July 2024, the 2023 earnings were finalized and the Company made a payment of $5.5 million in connection with the post-closing adjustments and earn-out provision. As of March 31, 2025, the allocation of the purchase price has been finalized.
The results of operations of CSI, Sutai and IKV subsequent to the acquisition dates are included in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025.
During the three months ended March 31, 2025 and 2024, the Company recognized $3.3 million and $0.3 million, respectively, of acquisition-related expenses including legal, financial, consulting and other costs. These costs are included in Selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations.
Note 3 – Recently Issued Accounting Standards
Recently Adopted Accounting Standards
The Company adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures for the 2024 Form 10-K and this Report. This ASU expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, defined as those expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included in the reported measure of segment profit or loss. The Company disclosed that the CODM, who is our Chief Executive Officer, assesses segment performance and makes decisions about allocating resources to its operating segments using segment operating earnings. Based on the Company’s assessment, the Company determined that product costs are significant segment expenses that are regularly provided to the CODM and included in segment operating earnings. The Company disclosed product costs and other operating expenses included in segment operating earnings by reportable segment. See Note 4, Business Segments, for additional information.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Recently Issued Accounting Standards Not Yet Adopted
The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in December 2023. This ASU requires public business entities (“PBEs”) to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the “rate reconciliation”) for federal, state, and foreign income taxes, requiring greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. The ASU also requires PBEs to disclose income taxes paid disaggregated by federal, state, and foreign taxes. Further disaggregation is also required in jurisdictions where income taxes paid exceeds a certain threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the disclosure requirements of this standard and the impact on its condensed consolidated financial statements.
The FASB issued ASU 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses in November 2024. This ASU requires PBEs to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements, including disclosing the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization in each relevant expense caption. It also requires PBEs to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and to disclose the total amount of selling expenses, and in the annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its condensed consolidated financial statements.
Note 4 – Business Segments
The Company’s operating segments, which are consistent with its reportable segments, reflect the structure of the Company’s internal organization and the manner by which the CODM, which is the Company’s Chief Executive Officer, allocates resources and assesses performance.
The CODM evaluates performance for the Company’s operating segments based on segment operating earnings. Segment operating earnings for each of the Company’s reportable segments are comprised of the segment’s net sales less directly related product costs and other operating expenses. Operating expenses not directly attributable to the net sales of each respective segment, such as certain corporate and administrative costs and restructuring charges, are not included in segment operating earnings. Other items not specifically identified with the Company’s reportable segments include Interest expense and Other income (expense), net.
The CODM uses segment operating earnings to allocate resources for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for segment operating earnings when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating earnings to assess the performance for each segment and in the compensation of certain employees.
Segment asset information is not regularly provided to or reviewed by the CODM. Therefore, the Company did not disclose segment asset information for each reportable segment.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents information about the performance of the Company’s reportable segments for the three months ended March 31, 2025 and 2024:

	Americas	EMEA	Asia/Pacific	Totals
Three Months Ended March 31, 2025
Net sales	$213,711	$129,278	$99,925	$442,914
Significant segment expenses
Product costs (1)	104,505	70,102	53,098	227,705
Other operating expenses (2)	50,744	35,783	20,897	107,424
Segment operating earnings	$58,462	$23,393	$25,930	$107,785

Three Months Ended March 31, 2024
Net sales	$229,754	$138,422	$101,583	$469,759
Significant segment expenses
Product costs (1)	111,075	71,372	51,375	233,822
Other operating expenses (2)	51,909	37,479	19,831	109,219
Segment operating earnings	$66,770	$29,571	$30,377	$126,718
(1) Product costs include the costs of raw materials and are recorded in Cost of goods sold in the Company’s Consolidated Statements of Operations.
(2) Other operating expenses include overhead costs of operating the Company’s production facilities and providing chemical management services to customers and direct SG&A.
The following table presents a reconciliation of the Company’s segment operating earnings to income before taxes and equity in net income of associated companies in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Segment operating earnings	$107,785	$126,718
Restructuring and related charges, net	(14,590)	(1,857)
Non-operating and administrative expenses	(50,717)	(54,177)
Depreciation of corporate assets and amortization	(14,854)	(15,158)
Operating income	27,624	55,526
Other income (expense), net	(709)	1,080
Interest expense	(9,545)	(10,824)
Income before taxes and equity in net income of associated companies	$17,370	$45,782
The following table presents information regarding the Company’s reportable segments’ depreciation for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Depreciation	2025	2024
Americas	$2,655	$2,775
EMEA	1,877	1,847
Asia/Pacific	1,213	1,022
Total segment depreciation	$5,745	$5,644

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 5 – Net Sales and Revenue Recognition
Arrangements Resulting in Net Reporting
As part of the Company’s FluidcareTM business, certain third-party product sales to customers are managed by the Company. The Company transferred third-party products under arrangements recognized on a net reporting basis of $17.6 million and $19.8 million for the three months ended March 31, 2025 and 2024, respectively.
Customer Concentration
A significant portion of the Company’s revenues are realized from the sale of process fluids and services to manufacturers of steel, aluminum, automotive, aerospace, industrial and agricultural equipment, and durable goods. As previously disclosed in the Company’s 2024 Form 10-K, the Company’s five largest customers combined (each composed of multiple subsidiaries or divisions with semiautonomous purchasing authority) accounted for approximately 12% of consolidated net sales for 2024, with its largest customer accounting for approximately 3% of consolidated net sales.
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Condensed Consolidated Balance Sheets as of March 31, 2025 or December 31, 2024.
The Company had approximately $2.5 million and $4.2 million of deferred revenue as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025, the Company satisfied materially all of the associated performance obligations and recognized into revenue materially all advance payments received and recorded as of December 31, 2024.
Disaggregated Revenue
The Company sells its industrial process fluids, specialty chemicals and technical expertise as a global product portfolio. The Company generally manages and evaluates its performance by reportable segment first, and then by customer industries. Net sales of each of the Company’s major product lines are generally spread throughout all three of the Company’s reportable segments, and in most cases, are approximately proportionate to the level of total sales in each reportable segment.
The following tables disaggregate the Company’s net sales by segment and customer industry.

	Three Months Ended March 31, 2025
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$64,296	$32,960	$49,867	$147,123
Metalworking and other	149,415	96,318	50,058	295,791
	$213,711	$129,278	$99,925	$442,914

	Three Months Ended March 31, 2024
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$66,026	$32,820	$50,911	$149,757
Metalworking and other	163,728	105,602	50,672	320,002
	$229,754	$138,422	$101,583	$469,759
Note 6 - Leases
The Company has operating leases for certain facilities, vehicles, and machinery and equipment with remaining lease terms up to 10 years. Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company has certain land use leases with remaining lease terms up to 90 years.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The Company had no material variable lease costs, sublease income, or finance leases for the three months ended March 31, 2025 and 2024. The components of the Company’s lease expense are as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$3,708	$3,743
Short-term lease expense	144	199
Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,584	$3,661

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	3,877	3,234
Supplemental balance sheet information related to the Company’s leases is as follows:

	March 31, 2025	December 31, 2024
Right-of-use lease assets	$36,122	$34,120

Other accrued liabilities	11,628	10,619
Long-term lease liabilities	21,130	20,028
Total operating lease liabilities	$32,758	$30,647

Weighted average remaining lease term (years)	5.1	5.0
Weighted average discount rate	5.81%	5.63%
Maturities of operating lease liabilities as of March 31, 2025 were as follows:

For the remainder of 2025	$10,208
For the year ended December 31, 2026	10,101
For the year ended December 31, 2027	6,092
For the year ended December 31, 2028	3,550
For the year ended December 31, 2029	2,090
For the year ended December 31, 2030 and beyond	6,054
Total lease payments	38,095
Less: imputed interest	(5,337)
Present value of lease liabilities (1)	$32,758
(1) During the year ended December 31, 2024, the Company entered into a new lease agreement for office and laboratory space in Radnor, PA for the purposes of relocating its global headquarters. The lease is expected to commence in the third quarter of 2025 with a total lease commitment of $79.7 million. The $79.7 million of future lease commitments relating to this lease were not included in the lease liabilities balance as of March 31, 2025.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 7 – Restructuring and Related Activities
In 2022, the Company initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. As of March 31, 2025, the program included restructuring and associated severance costs to reduce headcount by approximately 350 positions globally. These actions are expected to be substantially complete in the first half of 2025.
Employee separation benefits vary depending on local regulations within certain foreign countries and include severance and other benefits. The exact timing to complete, and finalize costs associated with, all actions will depend on a number of factors and are subject to change. In addition to the global cost and optimization program described above, the Company continues to take actions to optimize its facilities’ footprint. Restructuring costs incurred during the three months ended March 31, 2025 and 2024 include employee severance and asset-related and facility closure costs, including non-cash asset write-offs, which are recorded in Restructuring and related charges, net in the Company’s Consolidated Statements of Operations.
Activity in the Company’s accrual for its restructuring program and facility closure actions are as follows:

Accrued restructuring as of December 31, 2024	$2,297
Severance costs	13,902
Asset-related and facility closure charges	688
Cash payments	(9,045)
Reductions against the reserve	(642)
Currency translation adjustments	(41)
Accrued restructuring as of March 31, 2025	$7,159
During the three months ended March 31, 2025, the Company completed the sale of certain property previously classified as held for sale as of December 31, 2024 for a gain of $2.2 million, which is recorded in Other income (expense), net in the Company’s Condensed Consolidated Statements of Operations.
Note 8 – Share-Based Compensation
The Company recognized $3.2 million and $3.9 million of share-based compensation expense in its Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, respectively.
Restricted Stock Awards
As of March 31, 2025, unrecognized compensation expense related to non-vested restricted shares was $0.6 million, to be recognized over a weighted average remaining period of 0.8 years.
Restricted Stock Units
During the three months ended March 31, 2025, the Company granted 63,791 restricted stock units under its LTIP, which are subject to time-based vesting, generally over one to three years. The fair value of these grants is based on the closing price of the Company’s common stock on the date of grant. As of March 31, 2025, unrecognized compensation expense related to non-vested restricted stock units was $12.9 million, to be recognized over a weighted average remaining period of 1.9 years.
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
As mentioned above, a portion of the Company’s PSUs are subject to the achievement of the Company’s TSR relative to the performance of a selected peer group. For PSUs subject to relative TSR performance granted in 2025 and 2024, the Company’s peer group was the S&P Composite 1500 Chemicals index.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Compensation expense for PSUs is measured based on the grant date fair value and is recognized on a straight-line vesting method basis over the applicable vesting period. During the three months ended March 31, 2025, the Company granted 25,994 PSUs with a ROIC condition at a grant date fair value of $128.47 per unit, which was based on the closing trading price of the Company’s common stock on the date of grant. During the three months ended March 31, 2025, the Company granted 25,951 PSUs with a relative TSR condition. These PSUs are valued using a Monte Carlo simulation on the grant date and had a grant-date fair value of $150.90 per unit, which was developed based on the assumptions set forth in the table below:

2025 Grants
Risk-free interest rate	3.96%
Dividend yield	1.51%
Expected term (years)	3.0
As of March 31, 2025, there was approximately $10.7 million of total unrecognized compensation cost related to PSUs, which the Company expects to recognize over a weighted-average period of 2.5 years.
Note 9 – Pension and Other Postretirement Benefits
The components of net periodic benefit cost (income) are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Service cost	$102	$109	$—	$—
Interest cost	2,284	2,375	14	15
Expected return on plan assets	(1,984)	(2,030)	—	—
Actuarial loss (gain) amortization	140	127	(26)	(29)
Prior service cost amortization	6	7	—	—
Net periodic benefit cost (income)	$548	$588	$(12)	$(14)
Employer Contributions
During the three months ended March 31, 2025, $1.4 million of contributions have been made to the Company’s U.S. and foreign pension plans. Contributions to other postretirement benefit plans were less than $0.1 million. Taking into consideration current minimum cash contribution requirements, the Company currently expects to make full year cash contributions of approximately $6.0 million to its U.S. and foreign pension plans and approximately $0.2 million to its other postretirement benefit plans.
Note 10 – Other income (expense), net
The components of Other income (expense), net are as follows:

	Three Months Ended March 31,
	2025	2024
Non-income tax refunds and other related credits	$168	$2,155
Income from third party license fees	207	225
Gain on disposals of property, plant, equipment and other assets, net	2,148	407
Foreign exchange losses, net	(3,518)	(448)
Pension and postretirement benefit costs, non-service components	(434)	(465)
Product liability claim costs, net	—	(896)
Interest income	660	—
Other non-operating income, net	60	102
Total other income (expense), net	$(709)	$1,080

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Gain on disposals of property, plant, equipment and other assets, net, includes the gain of $2.2 million recognized for the sale of certain property previously classified as held for sale during the three months ended March 31, 2025. See Note 7, Restructuring and Related Activities, for more information.
Foreign exchange losses, net includes the $1.9 million foreign exchange losses recognized during the three months ended March 31, 2025 relating to the change in fair value of the foreign exchange forward contracts entered into in connection with the acquisition of Dipsol. See Note 17, Hedging Activities, for more information.
Product liability claim costs, net represents expense related to payments by the Company in connection with a product liability dispute with a customer, net of insurance recoveries during the three months ended March 31, 2024.
Note 11 – Income Taxes
The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 were 43.4% and 27.3%, respectively. The Company’s effective tax rate for the three months ended March 31, 2025 was largely driven by our mix of pre-tax earnings, withholding taxes and return to provision adjustments offset by net favorable reductions in uncertain tax positions. Comparatively, the effective tax rate for the three months ended March 31, 2024 was largely driven by a mix of earnings and withholding taxes, offset by reductions in uncertain tax positions.
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations:

	Three Months Ended March 31,
	2025	2024
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$12,922	$35,227
Less: income allocated to participating securities	(22)	(159)
Net income available to common shareholders	$12,900	$35,068
Basic weighted average common shares outstanding	17,639,764	17,908,814
Basic earnings per common share	$0.73	$1.96

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$12,922	$35,227
Less: income allocated to participating securities	(22)	(158)
Net income available to common shareholders	$12,900	$35,069
Basic weighted average common shares outstanding	17,639,764	17,908,814
Effect of dilutive securities	30,201	30,048
Diluted weighted average common shares outstanding	17,669,965	17,938,862
Diluted earnings per common share	$0.73	$1.95
Certain stock options, restricted stock units, and PSUs are not included in the diluted earnings per share calculation when the effect would be anti-dilutive. The number of anti-dilutive shares was 70,771 and 39,066 for the three months ended March 31, 2025 and 2024, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 13 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2025 were as follows:

	Americas	EMEA	Asia/Pacific	Total
Balance as of December 31, 2024	$276,875	$80,404	$161,615	$518,894
Goodwill recognized for CSI acquisition	—	1,721	—	1,721
Goodwill recognized for Sutai acquisition (1)	—	—	(233)	(233)
Currency translation adjustments	768	1,475	2,042	4,285
Balance as of March 31, 2025	$277,643	$83,600	$163,424	$524,667
(1) During the three months ended March 31, 2025, the Company finalized the working capital settlements which impacted the goodwill recorded. See Note 2, Business Acquisitions, for additional information.

	Mar 31, 2025	Dec 31, 2024
Goodwill, gross	$620,857	$611,498
Accumulated impairment losses (1)	(96,190)	(92,604)
Goodwill, net	$524,667	$518,894
(1) Accumulated impairment losses are attributable to the non-cash impairment charge of $93.0 million to write down the carrying value of the EMEA reporting unit during the fourth quarter of 2022 and includes the impact of currency translation.
Gross carrying amounts and accumulated amortization for definite-lived intangible assets were as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Customer lists and rights to sell	$842,996	$829,255	$302,054	$285,450	$540,942	$543,805
Trademarks, formulations and product technology	164,312	160,257	65,642	62,373	98,670	97,884
Other	5,805	5,759	5,713	5,663	92	96
Total definite-lived intangible assets	$1,013,113	$995,271	$373,409	$353,486	$639,704	$641,785
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded amortization expense as follows:

	Three Months Ended March 31,
	2025	2024
Amortization expense	$14,237	$14,472
Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the remainder of 2025	$43,236
For the year ended December 31, 2026	57,179
For the year ended December 31, 2027	56,838
For the year ended December 31, 2028	56,371
For the year ended December 31, 2029	55,271
For the year ended December 31, 2030	53,106
As of March 31, 2025 and December 31, 2024, the Company had indefinite-lived intangible assets for trademarks and tradenames totaling $190.6 million and $185.3 million, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 14 – Debt
The following table sets forth the components of the Company’s debt:

	As of March 31, 2025		As of December 31, 2024
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Credit Facilities:
Revolver	4.38%	$80,860	4.00%	$48,820
U.S. Term Loan	5.55%	502,184	5.62%	508,863
Euro Term Loan	3.50%	142,637	4.00%	138,767
Industrial development bonds	5.26%	10,000	5.26%	10,000
Bank lines of credit and other debt obligations	Various	1,366	Various	1,817
Total debt		$737,047		$708,267
Less: debt issuance costs		(987)		(1,099)
Less: short-term and current portion of long-term debts		(37,292)		(37,554)
Total long-term debt		$698,768		$669,614
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
As of March 31, 2025, the Company was in compliance with all of the Credit Facility covenants. See Note 19, Debt, to Consolidated Financial Statements in the Company’s 2024 Form 10-K.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three months ended March 31, 2025 was approximately 5.2%. As of March 31, 2025, the interest rate on the outstanding borrowings under the Credit Facility was approximately 5.0%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $417 million, which is net of bank letters of credit of approximately $2 million, as of March 31, 2025.
Subsequent to the date of the financial statements, in April 2025, the Company borrowed $210 million from the Revolver to fund the Dipsol acquisition and for other corporate purposes. See Note 2, Business Acquisitions, for more information.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings to an average fixed rate of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of March 31, 2025, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 4.9%. See Note 17, Hedging Activities, for more information.
The Company capitalized third-party and credit debt issuance costs attributed to the Euro Term Loan, U.S. Term Loan and Revolver during the second quarter of 2022. Capitalized costs attributed to the Euro Term Loan and U.S. Term Loan are recorded as a direct offset to Long-term debt on the Condensed Consolidated Balance Sheets. Capitalized costs attributed to the Revolver are recorded within Other assets on the Condensed Consolidated Balance Sheets. These capitalized costs will collectively be amortized into Interest expense over the five-year term of the Credit Facility. As of March 31, 2025 and December 31, 2024, the Company had $1.0 million and $1.1 million, respectively, of debt issuance costs recorded as a reduction of Long-term debt and $2.1 million and $2.4 million, respectively, of debt issuance costs recorded within Other assets.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Industrial development bonds
As of March 31, 2025 and December 31, 2024, the Company had fixed rate, industrial development authority bonds totaling $10.0 million in principal amount due in 2028. These bonds have similar covenants to the Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discounting facilities in certain foreign subsidiaries, which are not collateralized. The Company’s other debt obligations primarily consist of certain domestic and foreign low interest rate or interest-free municipality-related loans, local credit facilities of certain foreign subsidiaries, and finance lease obligations. Total unused capacity under these arrangements as of March 31, 2025 was approximately $34 million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of March 31, 2025 were approximately $7 million.
Interest expense
The Company incurred the following debt related expenses included within Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024
Interest expense	$9,192	$11,282
Amortization of debt issuance costs	353	353
Total	$9,545	$11,635
Based on the variable interest rates associated with the Credit Facility, as of March 31, 2025 and as of December 31, 2024, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.
Note 15 – Accumulated Other Comprehensive Income
The following tables show the reclassifications from and resulting balances of accumulated other comprehensive income (“AOCI”):

	Currency Translation Adjustments	Defined Benefit Pension Plans	Unrealized Gain (Loss) in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of December 31, 2024	$(192,841)	$(10,313)	$287	$1,248	$(201,619)
Other comprehensive income (loss) before Reclassifications	27,125	(472)	(391)	(769)	25,493
Amounts reclassified from AOCI	—	121	7	—	128
Related tax amounts	—	86	80	177	343
Balance as of March 31, 2025	$(165,716)	$(10,578)	$(17)	$656	$(175,655)

Balance as of December 31, 2023	$(115,417)	$(10,738)	$333	$1,407	$(124,415)
Other comprehensive (loss) income before Reclassifications	(25,316)	320	63	3,045	(21,888)
Amounts reclassified from AOCI	—	150	(7)	—	143
Related tax amounts	—	(116)	(11)	(700)	(827)
Balance as of March 31, 2024	$(140,733)	$(10,384)	$378	$3,752	$(146,987)

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 16 – Fair Value Measurements
The Company values its company-owned life insurance policies at fair value. The Company owns an immaterial amount of company-owned life insurance policies as of March 31, 2025 and December 31, 2024.
See Note 17, Hedging Activities, for a description of the Company’s derivative instruments.
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
Open foreign exchange forward contracts as of March 31, 2025 were entered into as hedges of Japanese yen and Mexican peso against the U.S. dollar and had the following notional U.S. dollar values (in millions):

Currency	March 31, 2025
Mexican Peso	$12,500
Japanese Yen	164,673
$177,173
In connection with the acquisition of Dipsol as described in Note 2, Business Acquisitions, in March 2025, the Company entered into multiple foreign exchange forward contracts with various financial institutions with an aggregate notional amount totaling $155.3 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Japanese yen. These foreign exchange forward contracts settled on April 1, 2025. The Company recognized a $1.9 million loss in Other income (expense), net relating to the change in fair value of these instruments as of the reporting date for the three months ended March 31, 2025.
Open foreign exchange forward contracts as of March 31, 2025 had maturities occurring over a period of up to one month.
Interest Rate Swaps
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as the Secured Overnight Financing Rate (“SOFR”), in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable-rate borrowings into a fixed-rate obligation. See Note 14, Debt, for additional information. These interest rate swaps are designated as cash flow hedges and, as such, the contracts are marked-to-market at each reporting date with any unrealized gains or losses included in AOCI to the extent effective and reclassified to interest expense in the period during which the hedged transactions affect earnings or it becomes probable that the forecasted transaction will not occur.
The balance sheet classification and fair values of the Company’s derivative instruments, which are Level 2 measurements, are as follows:

Derivatives instruments	Condensed Consolidated Balance Sheets Location	March 31, 2025	December 31, 2024
Interest rate swaps:	Other non-current assets	$852	$1,621
Foreign currency forward contracts:	Other accrued liabilities	1,994	67

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents the net unrealized gain (loss) deferred to AOCI:

Derivatives designated as cash flow hedges		March 31, 2025	December 31, 2024
Interest rate swaps	AOCI	$656	$1,248
The following table presents the location and the amount of net gain or loss recognized in the Company’s Condensed Consolidated Statements of Operations related to derivative instruments:

		Three Months Ended March 31,
Derivative instruments	Condensed Consolidated Statements of Operations	2025	2024
Interest rate swaps	Interest expense	$523	$1,286
Foreign exchange forward contracts	Other income (expense), net	(1,857)	943
Total		$(1,334)	$2,229
Net Investment Hedge
Subsequent to the date of this report, in April 2025, the Company entered into a fixed-for-fixed cross currency swap with an aggregate notional amount totaling $100.0 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Japanese yen. The cross-currency swap was designated as a net investment hedge and expires in April 2028.
Note 18 – Commitments and Contingencies
As previously disclosed in its 2024 Form 10-K, the Company is party to certain environmental matters and other litigation. See Note 25, Commitments and Contingencies, in the Company’s 2024 Form 10-K for more information. During the three months ended March 31, 2025, there have been no significant changes to the facts or circumstances of any of the previously disclosed matters. Although there can be no assurance regarding the outcome of any of the ongoing environmental matters or litigation, the Company believes that it has made adequate accruals for costs and liabilities associated with these matters. The Company has accrued approximately $5.5 million and $5.3 million as of March 31, 2025 and December 31, 2024, respectively, for these ongoing matters.
In addition, during the three months ended March 31, 2025, there are no new environmental matters or litigation that the Company believes will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

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
Net sales in the first quarter of 2025 were $442.9 million, a decrease of 6% compared to $469.8 million in the first quarter of 2024. This was primarily driven by a decrease in sales volumes of 3%, an unfavorable impact from foreign currency translation of 3%, and a decline in selling price and product mix of approximately 1%, partially offset by a contribution from acquisitions of approximately 1%. The decline in sales volumes was primarily a result of a continuation of soft end market conditions further impacted by the uncertainty of tariffs, primarily in the Europe, Middle East and Africa (“EMEA”) and Americas segments, partially offset by an increase in sales volumes in the Asia/Pacific segment, continued new business wins across all segments and a contribution from acquisitions in the EMEA and Asia/Pacific segments. The decrease in selling price and product mix was primarily attributable to the impact of our index-based customer contracts and the mix of products and services, primarily in Asia/Pacific.
The Company generated net income in the first quarter of 2025 of $12.9 million, or $0.73 per diluted share, compared to net income of $35.2 million, or $1.95 per diluted share in the first quarter of 2024. Excluding non-recurring and non-core items in each period, the Company’s first quarter 2025 non-GAAP net income and earnings per diluted share were $28.0 million and $1.58 compared to $37.7 million and $2.09, respectively, in the prior year. The decrease in current quarter earnings was primarily driven by lower net sales, lower gross margins and higher restructuring and related charges, partially offset by lower selling, general, and administrative expenses (“SG&A”). The Company’s current quarter adjusted EBITDA was $69.0 million compared to $83.3 million in the first quarter of 2024. The decrease was primarily driven by lower net sales and lower gross margins, partially offset by lower SG&A. See the Non-GAAP Measures and Consolidated Operations Review sections of this Item below for additional details.
The Company’s first quarter 2025 operating performance in each of its three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific, reflects similar drivers to that of the Company’s consolidated performance. Operating earnings for all three segments decreased compared to the prior year quarter, primarily driven by a decrease in net sales and operating margins in each of the reportable segments. Additional details of segment operating performance are provided in the Reportable Segments Review in the Operations section of this Item below.
Net cash flows used in operating activities were $3.1 million in the first three months of 2025 compared to net cash flows provided by operating activities of $27.2 million in the first three months of 2024. The lower operating cash flow year-over-year reflects an increase in net cash outflows from working capital and lower operating performance in the first three months of 2025 compared to the first three months of 2024. The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item below.
Overall, the Company’s results in the first quarter of 2025 reflect the Company’s continued execution on its financial, operational, and strategic priorities despite a continuation of soft end market conditions that have impacted the Company’s customers and end markets.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in “Management’s Discussion and Analysis” and “Note 1 – Significant Accounting Policies” to the Consolidated Financial Statements in our 2024 Form 10-K. There have been no material changes to the critical accounting policies and estimates disclosed in the 2024 Form 10-K.
Recently Issued Accounting Standards
See Note 3, Recently Issued Accounting Standards, to the Condensed Consolidated Financial Statements for a discussion regarding recently adopted accounting standards and recently issued accounting standards not yet adopted.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $186.2 million. Total cash and cash equivalents were $188.9 million as of December 31, 2024. Cash held by subsidiaries in foreign countries was approximately $178.8 million and $180.6 million at March 31, 2025 and December 31, 2024, respectively. The $2.7 million decrease in cash and cash equivalents was the net result of $13.4 million of cash used in investing activities and $3.1 million of cash used in operating activities, partially offset by $11.0 million of cash provided by financing activities and a $2.8 million favorable impact of foreign currency translation.
Net cash flows used in operating activities were $3.1 million in the first three months of 2025 compared to $27.2 million net cash flows provided by operating activities in the first three months of 2024. The decrease in net operating cash flow year-over-year reflects lower operating performance in the first three months of 2025 compared to 2024 and higher cash outflows from restructuring activities and working capital in 2025. Working capital cash outflows in the first three months of 2025 were primarily driven by an outflow from accounts receivable due to timing of collections and an outflow related to inventory due to customer order patterns, partially offset by a lower cash outflow from accounts payable and accrued liabilities primarily due to lower incentive compensation.
Net cash flows used in investing activities were $13.4 million in the first three months of 2025 compared to $29.3 million in the first three months of 2024. The decrease in cash used in investing activities year-over-year is primarily the result of a $24.9 million payment in the previous year related to the acquisition of I.K.V. Tribologie IKVT and its subsidiaries (“IKV”) and an increase in proceeds from asset dispositions of $2.8 million in the current year, partially offset by payments in the current year related to the acquisition of Chemical Solutions & Innovations (Pty) Ltd. (“CSI”) and a $7.9 million increase in payments related to capital expenditures. See Note 2, Business Acquisitions, to the Condensed Consolidated Financial Statements for further information about business acquisitions.
Net cash flows provided by financing activities were $11.0 million in the first three months of 2025 compared $6.6 million in the first three months of 2024. The increase in financing cash inflows is driven primarily by $30.0 million of net borrowings on the Company’s revolving credit facility in the first three months of 2025, a $9.1 million increase compared to the prior year. In addition, during the first three months of 2025, the Company made debt payments of approximately $9.3 million compared to payments of $4.7 million in the prior year period. The Company also paid $8.6 million of cash dividends during the first three months of 2025, a $0.4 million increase compared to the prior year period.
In June 2022, the Company, and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into an amendment to its primary credit facility. The amended credit facility (the “Credit Facility”) established (A) a $150.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”), (B) a $600.0 million senior secured term loan (the “U.S. Term Loan”), and (C) a $500.0 million senior secured revolving credit facility (the “Revolver”), each maturing in June 2027. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed the greater of $300.0 million or 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase. The Credit Facility contains affirmative and negative covenants, financial covenants and events of default. Financial covenants contained in the Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. As of March 31, 2025, the Company was in compliance with all of the Credit Facility covenants. Refer to the description of the Company’s primary Credit Facility in Note 19, Debt, to the Consolidated Financial Statements in its 2024 Form 10-K.
As of March 31, 2025 and December 31, 2024, the Company had Credit Facility borrowings outstanding of $725.7 million and $696.5 million, respectively. The Company’s other debt obligations are primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $11.4 million as of March 31, 2025 and $11.8 million as of December 31, 2024. Total unused capacity under these arrangements, excluding the Credit Facility, as of March 31, 2025 was approximately $34 million. The Company’s total net debt as of March 31, 2025, which consists of total borrowings of $737.0 million less cash and cash equivalents of $186.2 million, was approximately $550.8 million.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three months ended March 31, 2025 was approximately 5.2%. As of March 31, 2025, the interest rate on the outstanding borrowings under the Credit Facility was approximately 5.0%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $417 million, which is net of bank letters of credit of approximately $2 million, as of March 31, 2025.
Subsequent to the date of the financials, in April 2025, the Company borrowed $210 million from the Revolver for the primary purpose of funding the purchase price of the Dipsol Chemicals Co., Ltd., (“Dipsol”) acquisition and other corporate purposes. See Note 2, Business Acquisitions, for more information.

Quaker Chemical Corporation
Management’s Discussion and Analysis
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of March 31, 2025, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 4.9%. See Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for further information.
The Company capitalized third-party and credit debt issuance costs attributed to the Euro Term Loan, U.S. Term Loan and Revolver during the second quarter of 2022. Capitalized costs attributed to the Euro Term Loan and U.S. Term Loan are recorded as a direct offset to Long-term debt on the Condensed Consolidated Balance Sheets. Capitalized costs attributed to the Revolver are recorded within Other assets on the Condensed Consolidated Balance Sheets. These capitalized costs will collectively be amortized into Interest expense over the five-year term of the Credit Facility. As of March 31, 2025 and December 31, 2024, the Company had $1.0 million and $1.1 million, respectively, of debt issuance costs recorded as a reduction of Long-term debt and $2.1 million and $2.4 million, respectively, of debt issuance costs recorded within Other assets.
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain foreign currency-denominated assets and liabilities. Additionally, in connection with the Dipsol acquisition, in March 2025, the Company entered into foreign exchange forward contracts with various financial institutions with an aggregate notional amount of $155.3 million to hedge the variability in U.S. dollar-Japanese yen exchange rates associated with the purchase price. These contracts were settled on April 1, 2025 in connection with the Dipsol acquisition. During the three months of 2025, the Company recognized $1.9 million of other expense as compared to $0.9 million of other income during the three months of 2024 relating to changes in fair value of foreign exchange forward contracts. See Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for further information.
During 2022, the Company initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. The Company has achieved its annualized cost savings goal from this program of at least $20 million. In the first quarter of 2025, the Company approved additional actions under the program, which are expected to generate an additional $20 million of annualized cost savings. The program is expected to be substantially complete in the first half of 2025. The Company recognized restructuring and related charges of $14.6 million and $1.9 million for the three months ended March 31, 2025, and 2024, respectively, under this program and for our facility closure actions. The Company made cash payments related to the settlement of restructuring liabilities under the program during the first three months of 2025 of approximately $9.0 million compared to $3.7 million in the first three months of 2024. The Company expects total one-time cash costs of this program to be approximately 1 to 1.5 times annualized savings. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for further information.
As of March 31, 2025, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $18.6 million. The Company cannot determine a reliable estimate of the timing of cash flows related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $6.4 million as a result of offsetting benefits in other tax jurisdictions.
The Company previously disclosed in its 2024 Form 10-K that the Board of Directors of the Company approved a share repurchase program (“2024 Share Repurchase Program”), authorizing the Company to repurchase up to an aggregate of $150 million of the Company’s outstanding common stock and replacing the prior share repurchase program. The 2024 Share Repurchase Program was effective immediately and has no expiration date. The Company did not make repurchases under the 2024 Repurchase Program during the three months ended March 31, 2025. See Item 2, Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities, within Part II of this Report for further information.
The Company believes that its existing cash, anticipated cash flows from operations and available liquidity will be sufficient to support its operating requirements and fund its business objectives for at least the next twelve months, including but not limited to, payments of dividends to shareholders, share repurchases, capital expenditures, other growth opportunities (including potential acquisitions), pension plan contributions, implementing actions to achieve the Company’s sustainability goals and other potential known or anticipated contingencies. The Company also believes it has sufficient additional liquidity to support its operating requirements and to fund its business obligations for the period beyond the next twelve months, including the aforementioned items which are expected to recur annually, as well as future principal and interest payments on the Company’s Credit Facility, tax obligations and other long-term liabilities. The Company’s liquidity is affected by many factors, some based on normal operations of our business and others related to the impact of global events on our business and on global economic conditions as well as industry uncertainties, which we cannot predict. We also cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We may seek, as we believe appropriate, additional debt or equity financing that would provide capital for corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions and organic investments. The timing and amount of potential additional capital requirements cannot be determined at this

Quaker Chemical Corporation
Management’s Discussion and Analysis
time and will depend on a number of factors, including the actual and projected demand for our products, specialty chemical industry conditions, competitive factors, and the condition of financial markets, among others.
Operations
Consolidated Operations Review – Comparison of the First Quarter of 2025 with the First Quarter of 2024
The following table summarizes the sales variances by reportable segment and consolidated operations from the prior year:

	Sales volumes	Selling price & product mix	Foreign currency	Acquisition & other	Total
Americas	(3)%	—%	(4)%	—%	(7)%
EMEA	(6)%	(1)%	(3)%	3%	(7)%
Asia/Pacific	1%	(3)%	(2)%	2%	(2)%
Consolidated	(3)%	(1)%	(3)%	1%	(6)%
Net sales in the first quarter of 2025 were $442.9 million, a decrease of 6% compared to $469.8 million in the first quarter of 2024. This was primarily driven by a decrease in sales volumes of approximately 3%, an unfavorable impact from foreign currency translation of approximately 3% and a decline in selling price and product mix of approximately 1%, partially offset by a contribution from acquisitions of approximately 1%. The decline in sales volumes compared to the prior year was primarily a result of a continuation of soft end market conditions further impacted by the uncertainty of tariffs, primarily in the EMEA and Americas segments, partially offset by an increase in sales volumes in the Asia/Pacific segment, continued new business wins across all segments and a contribution from acquisitions in the EMEA and Asia/Pacific segments. The decrease in selling price and product mix was primarily attributable to the impact of our index-based customer contracts and the mix of products and services, primarily in Asia/Pacific.
Cost of goods sold (“COGS”) was $281.7 million in the first quarter of 2025 compared to $288.2 million in the first quarter of 2024, a decrease of approximately $6.5 million, or 2%. The decrease in COGS reflects lower spend on the decline in current year sales volumes, partially offset by an increase in raw material costs.
Gross profit was $161.3 million in the first quarter of 2025 compared to $181.6 million in the first quarter of 2024, a decrease of $20.3 million, or 11% primarily due to the decline in sales and the increase in raw materials costs mentioned above. The Company’s reported gross margin in the first quarter of 2025 was 36.4% compared to 38.7% in the first quarter of 2024.
SG&A expense was $119.0 million in the first quarter of 2025 compared to $124.2 million in the first quarter of 2024, a decrease of approximately $5.2 million, or 4%, driven by lower incentive compensation, offset by an increase in SG&A related to acquisitions.
The Company incurred Restructuring and related charges of $14.6 million and $1.9 million during the first quarter of 2025 and 2024, respectively, related to reductions in headcount and facility closure costs under the Company’s restructuring program. See the Non-GAAP Measures section above and Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.
Operating income in the first quarter of 2025 was $27.6 million compared to $55.5 million in the first quarter of 2024. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item above, the Company’s non-GAAP operating income was $45.8 million in the first quarter of 2025 and $59.2 million in the first quarter of 2024. The decrease was primarily due to lower sales and an increase in global raw material costs, partially offset by a decrease in SG&A, as described above.
The Company had Other expense, net of $0.7 million in the first quarter of 2025 as compared to Other income, net of $1.1 million in the first quarter of 2024. Both the first quarter of 2025 and 2024 included foreign exchange transaction losses, which were $3.1 million higher in the current year. The first quarter of 2025 also included other income from net gain on disposals of property of $2.1 million, whereas the first quarter of 2024 had other income from non-income tax credits of $2.2 million.
Interest expense was $9.5 million in the first quarter of 2025 compared to $10.8 million in the first quarter of 2024, a decrease of approximately $1.3 million, primarily as a result of decreases in interest rates and lower outstanding borrowings.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The Company’s effective tax rates for the first quarters of 2025 and 2024 were 43.4% and 27.3%, respectively. The Company’s effective tax rate for the first quarter of 2025 was largely driven by our mix of pre-tax earnings, withholding taxes and return to provision adjustments offset by net favorable reductions in uncertain tax positions. Comparatively, the effective tax rate for the first quarter of 2024 was largely driven by a mix of earnings and withholding taxes, offset by reductions in uncertain tax positions. Excluding the impact of non-core items in each quarter, described in the Non-GAAP Measures section of this Item above, the Company estimates that its effective tax rates for the first quarters of 2025 and 2024 would have been approximately 29% and 27%, respectively. The Company may experience continued volatility in its effective tax rates due to several factors, including the timing of tax audits, the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of timing and amount of certain incentives in various tax jurisdictions, and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of factors, including forecasted mix of earnings, which may vary.
Equity in net income of associated companies was $3.1 million in the first quarter of 2025 compared to $2.0 million in the first quarter of 2024, an increase of $1.1 million, primarily due to higher current year income from the Company’s 50% equity interest in a joint venture in Korea.
Net income attributable to noncontrolling interest was less than $0.1 million in the first quarter of 2025 and 2024.
Reportable Segments Review - Comparison of the First Quarter of 2025 with the First Quarter of 2024
The Company’s reportable segments reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the Chief Operating Decision Maker of the Company assesses performance. The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific.
Segment operating earnings for each of the Company’s reportable segments are comprised of the segment’s net sales less directly related product costs and other operating expenses. Operating expenses not directly attributable to the net sales of each respective segment, such as certain corporate and administrative costs and restructuring charges, are not included in segment operating earnings. Other items not specifically identified with the Company’s reportable segments include Interest expense and Other income (expense), net.
Americas
Americas represented approximately 48% of the Company’s consolidated net sales in the first quarter of 2025. This segment’s net sales were $213.7 million, a decrease of $16.0 million, or 7%, compared to the first quarter of 2024. This was driven by a decrease in sales volumes of approximately 3% and an unfavorable impact from foreign currency translation of 4%. The current quarter decline in sales volumes compared to the prior year was primarily driven by a continuation of soft end market conditions further impacted by the uncertainty of tariffs, especially for metalworking applications, partially offset by new business wins broadly across the portfolio. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Mexican peso and Brazilian real. Segment operating earnings were $58.5 million, a decrease of $8.3 million, or 12%, compared to the first quarter of 2024, driven by a decline in net sales and lower segment operating margins, primarily driven by lower gross margins for the segment, partially offset by lower SG&A.
EMEA
EMEA represented approximately 29% of the Company’s consolidated net sales in the first quarter of 2025. This segment’s net sales were $129.3 million, a decrease of $9.1 million, or 7%, compared to the first quarter of 2024. This was driven by a decline in sales volumes of 6%, an unfavorable impact from foreign currency translation of 3% and lower selling price and product mix of approximately 1%, partially offset by an increase in sales from acquisitions of approximately 3%, relating to the acquisitions of IKV and CSI. The decrease in sales volumes was primarily driven by a continuation of softer end market conditions further impacted by the uncertainty of tariffs, partially offset by new business wins. The unfavorable foreign currency translation impact was primarily due to the strengthening of the U.S. dollar against the Euro. The decrease in selling price and product mix was primarily attributable to the impact of our index-based customer contracts and mix of products and services. Segment operating earnings were $23.4 million, a decrease of $6.2 million, or 21%, compared to the first quarter of 2024, due to the decline in net sales and lower segment operating margins, primarily due to lower gross margins for the segment, partially offset by lower SG&A.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Asia/Pacific
Asia/Pacific represented approximately 23% of the Company’s consolidated net sales in the first quarter of 2025. This segment’s net sales were $99.9 million, a decrease of $1.7 million, or 2%, compared to the first quarter of 2024. This was driven by an increase in sales volumes of 1% and a contribution from the acquisition of Sutai of 2%, partially offset by a decrease in selling price and product mix of 3% and an unfavorable impact from foreign currency translation of 2%. The increase in sales volumes was primarily driven by new business wins despite uncertainty related to tariffs. The decrease in selling price and product mix was primarily attributable to the impact of our index-based customer contracts and mix of products and services. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Chinese renminbi. Segment operating earnings were $25.9 million, a decrease of $4.4 million, or 15%, compared to the first quarter of 2024 due to a decline in net sales and lower segment gross margins, partially offset by lower SG&A.
Non-GAAP Measures
The information in this Form 10-Q includes non-GAAP financial information that includes EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP operating income, non-GAAP operating margin, taxes on income before equity in net income of associated companies – adjusted, non-GAAP net income and non-GAAP earnings per diluted share. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they enhance a reader’s understanding of the financial performance of the Company, facilitate a comparison among fiscal periods, and exclude items that management believes are not indicative of future operating performance or considered core to the Company’s operations. Non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP. In addition, our definitions of EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP operating income, non-GAAP operating margin, taxes on income before equity in net income of associated companies – adjusted, non-GAAP net income, and non-GAAP earnings per diluted share, as discussed and reconciled below to the most comparable GAAP measures, may not be comparable to similarly named measures reported by other companies.
The Company presents EBITDA, which is calculated as net income attributable to the Company before depreciation and amortization, interest expense, and taxes on income before equity in net income of associated companies. The Company also presents adjusted EBITDA which is calculated as EBITDA plus or minus certain items that management believes are not indicative of future operating performance or considered core to the Company’s operations. In addition, the Company presents non-GAAP operating income, which is calculated as operating income plus or minus certain items that are not considered indicative of future operating performance or considered core to the Company’s operations. Adjusted EBITDA margin and non-GAAP operating margin are calculated as the percentage of adjusted EBITDA and non-GAAP operating income to consolidated net sales, respectively. The Company believes these non-GAAP measures provide transparent and useful information and are widely used by analysts, investors, and competitors in our industry as well as by management in assessing the operating performance of the Company on a consistent basis.
Additionally, the Company presents non-GAAP net income and non-GAAP earnings per diluted share as additional performance measures. Non-GAAP net income is calculated as adjusted EBITDA, defined above, less depreciation and amortization, interest expense, and taxes on income before equity in net income of associated companies, in each case adjusted, as applicable, for any depreciation, amortization, interest or tax impacts resulting from the non-core items identified in the reconciliation of net income attributable to the Company to adjusted EBITDA. Non-GAAP earnings per diluted share is calculated as non-GAAP net income per diluted share as accounted for under the “two-class share method.” The Company believes that non-GAAP net income and non-GAAP earnings per diluted share provide transparent and useful information and are widely used by analysts, investors, and competitors in our industry as well as by management in assessing the performance of the Company on a consistent basis.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Certain of the prior period non-GAAP financial measures presented in the following tables have been adjusted to conform with current period presentation. The following tables reconcile the Company’s non-GAAP financial measures (unaudited) to their most directly comparable GAAP (unaudited) financial measures (dollars in thousands unless otherwise noted, except per share amounts):

Non-GAAP Operating Income and Margin Reconciliations	Three Months Ended March 31,
	2025	2024
Operating income	$27,624	$55,526
Restructuring and related charges, net (a)	14,590	1,857
Acquisition-related expenses (b)	3,329	283
Customer insolvency costs (f)	—	1,522
Other charges (c)	226	54
Non-GAAP operating income	$45,769	$59,242
Non-GAAP operating margin (%) (m)	10.3%	12.6%

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Net Income Reconciliations	Three Months Ended March 31,
	2025	2024
Net income attributable to Quaker Chemical Corporation	$12,922	$35,227
Depreciation and amortization (k)	20,830	21,056
Interest expense	9,545	10,824
Taxes on income before equity in net income of associated companies (l)	7,542	12,508
EBITDA	50,839	79,615
Equity income in a captive insurance company (d)	(671)	(506)
Restructuring and related charges, net (a)	14,590	1,857
Acquisition-related expenses (b)	3,329	283
Customer insolvency costs (f)	—	1,522
Product liability claim costs, net (g)	—	896
Currency conversion impacts of hyper-inflationary economies (e)	535	(904)
Loss on acquisition-related hedges (h)	1,943	—
Gain on sale of property (i)	(2,177)	—
Other charges (c)	659	519
Adjusted EBITDA	$69,047	$83,282
Adjusted EBITDA margin (%) (m)	15.6%	17.7%

Adjusted EBITDA	$69,047	$83,282
Less: Depreciation and amortization (k)	20,830	21,056
Less: Interest expense	9,545	10,824
Less: Taxes on income before equity in net income of associated companies - adjusted (l)	10,644	13,729
Non-GAAP net income	$28,028	$37,673

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations	Three Months Ended March 31,
	2025	2024
GAAP earnings per diluted share attributable to Quaker Chemical Corporation common shareholders	$0.73	$1.95
Equity income in a captive insurance company (d)	(0.04)	(0.03)
Restructuring and related charges, net (a)	0.62	0.08
Acquisition-related expenses, net (b)	0.14	0.01
Customer insolvency costs (f)	—	0.06
Product liability claim costs, net (g)	—	0.04
Currency conversion impacts of hyper-inflationary economies (e)	0.03	(0.05)
Loss on acquisition-related hedges (h)	0.08	—
Gain on sale of property (i)	(0.09)	—
Other charges (c)	0.03	0.03
Discrete tax items (j)	0.08	—
Non-GAAP earnings per diluted share (n)	$1.58	$2.09
(a)Restructuring and related charges, net represent the costs incurred by the Company associated with the Company’s restructuring program and facility closures. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.
(b)Acquisition-related expenses include expenses associated with the Company's recent and potential acquisitions, including legal, financial, consulting and other costs.
(c)Other charges include professional fees incurred in connection with tax audits, the non-service components of pension expense and other items. See Note 9, Pension and Other Postretirement Benefits, and Note 10, Other income (expense), net, to the Condensed Consolidated Financial Statements for additional information.
(d)Equity income in a captive insurance company represents the after-tax income attributable to the Company’s interest in Primex, Ltd. (“Primex”), a captive insurance company. The Company holds a 32% investment in and has significant influence over Primex, and therefore accounts for this interest under the equity method of accounting.
(e)Currency conversion impacts of hyper-inflationary economies represents the foreign currency remeasurement impacts associated with the Company’s affiliates in Argentina and Türkiye whose local economies are designated as hyper-inflationary under U.S. GAAP. These pre-tax foreign currency remeasurement impacts are not deductible for tax purposes for both the three months ended March 31, 2025 and 2024. The charges incurred relate to the immediate recognition of foreign currency remeasurement in the Condensed Consolidated Statements of Operations.
(f)Customer insolvency costs represent charges associated with a specific reserve for trade accounts receivable within the Company’s EMEA reportable segment related to a specific customer that filed for bankruptcy protection.
(g)Product liability claim costs, net represents expense related to the payments by the Company in connection with a product liability dispute with a customer, net of insurance recoveries during the three months ended March 31, 2024. See Note 10, Other income (expense), net, to the Condensed Consolidated Financial Statements for additional information.
(h)Loss on acquisition-related hedges represents the mark-to-market impact of the foreign exchange forward contracts entered into March 2025 for an aggregate notional amount totaling $155.3 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Japanese yen in connection with the acquisition of Dipsol. See Note 2, Business Acquisitions, and Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for additional information.
(i)Gain on sale of property represents the gain recognized on the sale of certain property previously classified as held for sale as of December 31, 2024. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.
(j)Discrete tax items include certain impacts of uncertain tax positions. See Note 11, Income Taxes, to the Condensed Consolidated Financial Statements for more information.

Quaker Chemical Corporation
Management’s Discussion and Analysis
(k)Depreciation and amortization for the three months ended March 31, 2025 and 2024 includes approximately $0.2 million and $0.3 million, respectively, of amortization expense recorded within equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations, which is attributable to the amortization of the fair value purchase accounting step-up in connection with the acquisition of the Company’s 50% equity interest in Korea Houghton Corporation.
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
(n)In each given period, the Company calculates non-GAAP earnings per diluted share as non-GAAP net income attributable to the Company per weighted average diluted shares outstanding using the “two-class share method”.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet items outstanding as of March 31, 2025 include approximately $7 million of bank letters of credit and guarantees. The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources.
Factors That May Affect Our Future Results
Certain information included in this Report and other materials filed or to be filed by us with the SEC, as well as information included in oral statements or other written statements made or to be made by us, contain or may contain forward-looking statements that fall under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and the Securities Act of 1933, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts and can generally be identified by words such as “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “outlook,” “target,” “possible,” “potential,” “plan” or similar expressions, but these terms are not the exclusive means of identifying such statements. Such statements include information relating to current and future business activities, operational matters, capital spending, and financing sources. We have based these forward-looking statements on assumptions, projections and expectations about future events that we believe are reasonable based on currently available information, including statements regarding the potential effects of economic downturns, tariffs, including retaliatory tariffs, “trade wars” and uncertainty surrounding changes in tariffs, inflation, and global supply chain constraints on the Company’s business, results of operations, and financial condition; our expectation that we will maintain sufficient liquidity and remain in compliance with the terms of the Company’s credit facility; expectations about future demand and raw material costs; and statements regarding the impact of increased raw material costs and pricing initiatives.
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
•broader macroeconomic factors, including potential for changes in global and regional economic conditions, the possibility of global or regional slowdowns or recessions, other macroeconomic stresses and uncertainties, including potential impacts related to the recent actions of the federal government and responses thereto, as well as other political and geopolitical events, civil disturbances and endemics/pandemics or extreme weather events and other natural disasters that may adversely affect regional economic conditions and housing market;
•U.S. political conditions and legislative and regulatory activity (or inactivity), including adoption of (or failure to adopt) new laws, regulations and executive orders, changes in existing laws, regulations and executive orders or the way they are interpreted or applied, and adoption of laws, regulations or executive orders that conflict among jurisdictions in which we operate; and
•our future results and plans including our sustainability goals and enterprise strategy.

Quaker Chemical Corporation
Management’s Discussion and Analysis
A major risk is that demand for the Company’s products and services is largely derived from the demand for our customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production slowdowns and shutdowns.
Other major risks and uncertainties include, but are not limited to, legislative and regulatory developments including changes to existing laws and regulations, or the way they are interpreted, applied or enforced; tariffs, trade restrictions and the economic and other sanctions imposed by other nations on Russia and Belarus and/or other governments or government organizations; suspensions of activities in Russia by many multinational companies; foreign currency fluctuations; significant changes in applicable tax rates and regulations; future terrorist attacks and other acts of violence; the impacts of consolidation in our industry, including loss or consolidation of a major customer; the effects of climate change, fires or other natural disasters; and the potential occurrence of cyber-security breaches, cyber-security attacks, and other technology outages and security incidents.
Furthermore, the Company is subject to the same business cycles as those experienced by our customers in the steel, automotive, aerospace, industrial equipment, aluminum, and durable goods industries.
Any or all of the forward-looking statements in this Report, in the Company’s 2024 Form 10-K and in any other public statements we make may prove to be incorrect due to inaccurate assumptions or unforeseen risks and uncertainties. In addition to the factors above, our forward-looking statements are qualified with respect to the risks disclosed elsewhere in this Report, including Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could materially impact our future performance and cause our actual results to differ materially from expected and historical results. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. However, additional disclosures on related subjects can be found in the Company’s subsequent reports on Forms 10-K, 10-Q, 8-K and other related filings. We caution you not to place undue reliance on our forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have evaluated the information required under this Item that was disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2024, and we believe there has been no material change to that information.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2025, the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.
Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2025.

PART II.
OTHER INFORMATION
Items 3 and 4 of Part II are inapplicable and have been omitted.
Item 1. Legal Proceedings.
Incorporated by reference is the information in Note 18, Commitments and Contingencies, to the Condensed Consolidated Financial Statements in Part I, Item 1, of this Report.
Item 1A. Risk Factors.
The Company’s business, financial condition, results of operations and cash flows are subject to various risks that could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed in Part I, Item 1A of the Company’s 2024 Form 10-K. There have been no material changes to the risk factors described therein. However, the primary and secondary impacts of recent government actions including tariffs and trade policies, have impacted the global economy, disrupted global supply chains, created significant uncertainty and volatility in financial markets, and increased the risk of recession and elevated unemployment levels, and those conditions could continue or worsen. Accordingly, these actions and their impact on, among other things, the macroeconomic environment and regulatory policies could exacerbate the other risks and uncertainties set forth in “Item 1A. Risk Factors” in our 2024 10-K and could negatively impact our businesses and financial results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this Report:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 - January 31	170	$133.31	—	$100,758,700
February 1 - February 28	705	$139.46	—	$100,758,700
March 1 - March 31	7,934	$128.47	—	$100,758,700
Total	8,809	$129.45	—	$100,758,700
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
(2)On February 28, 2024, the Board of Directors of the Company approved, and the Company announced, a share repurchase program, pursuant to which the Company is authorized to repurchase up to $150 million of Quaker Chemical Corporation common stock (the “2024 Share Repurchase Program”), which replaced the prior authorization and has no expiration date. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. There were no shares acquired by the Company pursuant to the 2024 Share Repurchase Program during the quarter ended March 31, 2025.
Limitation on the Payment of Dividends
The Credit Facility has certain limitations on the payment of dividends and other so-called restricted payment covenants. See Note 14, Debt, to the Condensed Consolidated Financial Statements, in Part I, Item 1, of this Report.
Item 5. Other Information.
Insider Trading Arrangements and Policies
No director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended March 31, 2025.

Table of Content
Item 6. Exhibits.
(a) Exhibits

2.1	–
Share Purchase Agreement, dated March 25, 2025, by and among AG III Investment Limited Partnership, an investment limited partnership (toshi jigyo yugen sekinin kumiai) organized and existing under the Laws of Japan, AG Chorus Limited Partnership, an exempted limited partnership organized and existing under the Laws of the Cayman Islands, AG Concert Limited Partnership, an exempted limited partnership organized and existing under the Laws of the Cayman Islands, Quaker Chemical Corporation, a Pennsylvania Corporation and Quaker Chemical Corporation, a Delaware corporation.*^^

3.1	–
Amended and Restated Articles of Incorporation (as amended through July 24, 2019). Incorporated by reference to Exhibit 3.1 as filed by the Registrant with its quarterly report on Form 10-Q filed on August 1, 2019.

3.2	–	Amended and Restated By-laws (effective December 19, 2022). Incorporated by reference to Exhibit 3.1 as filed by the Registrant within its current report on Form 8-K on December 20, 2022.
10.1	–	Employment Agreement by and between Registrant and Renato Carvalho dated January 23, 2012.*†^
10.2	–	Change in Control Agreement by and between Registrant and Renato Carvalho dated March 1, 2025.*†
10.3	–	Employment Agreement by and between Registrant and Albert Ma dated April 1, 2016.*†^
10.4	–	Change in Control Agreement by and between Registrant and Albert Ma dated March 1, 2025*†
10.5	–	Employment Agreement by and between Registrant and Miguel Moreno dated July 2, 2018.*†^
10.6	–	Change in Control Agreement by and between Registrant and Miguel Moreno dated March 1, 2025.*†
31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
32.1	–	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S. C. Section 1350.**
32.2	–	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S. C. Section 1350.**
101.INS	–	Inline XBRL Instance Document*
101.SCH	–	Inline XBRL Taxonomy Schema Document*
101.CAL	–	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	–	Inline XBRL Taxonomy Definition Linkbase Document*
101.LAB	–	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	–	Inline XBRL Taxonomy Presentation Linkbase Document*
104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)*
* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan.
^ Certain portions of the exhibits that are not material and are of the type Quaker Houghton treats as confidential have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request
^^ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, and the Company agrees to furnish supplementally to the Securities and Exchange commission a copy of any omitted exhibits and schedules upon request.
*********

Table of Content
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Thomas Coler
Date: May 1, 2025	Thomas Coler, Executive Vice President, Chief Financial Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)