Form 10-Q
period 2025-06-30
QUAKER CHEMICAL CORP
filed 2025-07-31
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on July 28, 2025	17,394,619

Quaker Chemical Corporation

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited).
Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$483,400	$463,567	$926,314	$933,326
Cost of goods sold (excluding amortization expense - See Note 13)	311,677	287,849	593,331	576,045
Gross profit	171,723	175,718	332,983	357,281
Selling, general and administrative expenses	126,600	116,949	245,646	241,129
Impairment charges	88,840	—	88,840	—
Restructuring and related charges, net	8,793	320	23,383	2,177
Operating (loss) income	(52,510)	58,449	(24,886)	113,975
Other (expense) income, net	(653)	422	(1,362)	1,502
Interest expense	(12,779)	(10,754)	(22,324)	(21,578)
(Loss) income before taxes and equity in net income of associated companies	(65,942)	48,117	(48,572)	93,899
Taxes on income before equity in net income of associated companies	5,472	15,778	13,014	28,286
(Loss) income before equity in net income of associated companies	(71,414)	32,339	(61,586)	65,613
Equity in net income of associated companies	4,851	2,571	7,940	4,555
Net (loss) income	(66,563)	34,910	(53,646)	70,168
Less: Net income attributable to noncontrolling interest	17	25	12	56
Net (loss) income attributable to Quaker Chemical Corporation	$(66,580)	$34,885	$(53,658)	$70,112
Per share data:
Net (loss) income attributable to Quaker Chemical Corporation common shareholders – basic	$(3.78)	$1.94	$(3.04)	$3.90
Net (loss) income attributable to Quaker Chemical Corporation common shareholders – diluted	$(3.78)	$1.94	$(3.04)	$3.89
Dividends declared	$0.485	$0.455	$0.970	$0.910
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(66,563)	$34,910	$(53,646)	$70,168

Other comprehensive income (loss), net of tax
Currency translation adjustments	62,012	(18,840)	89,141	(44,229)
Defined benefit retirement plans	(1,104)	125	(1,369)	479
Current period change in fair value of derivatives	(100)	(15)	(692)	2,330
Unrealized (loss) gain on available-for-sale securities	(207)	(44)	(511)	1
Other comprehensive income (loss)	60,601	(18,774)	86,569	(41,419)

Comprehensive (loss) income	(5,962)	16,136	32,923	28,749
Less: Comprehensive (income) loss attributable to noncontrolling interest	(144)	(26)	(143)	16
Comprehensive (loss) income attributable to Quaker Chemical Corporation	$(6,106)	$16,110	$32,780	$28,765
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Unaudited; Dollars in thousands, except par value)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$201,918	$188,880
Accounts receivable, net	437,411	400,126
Inventories
Raw materials and supplies	123,854	112,457
Work-in-process and finished goods	140,493	115,015
Prepaid expenses and other current assets	70,431	59,939
Total current assets	974,107	876,417
Property, plant and equipment, at cost	564,462	483,033
Less: Accumulated depreciation	(277,951)	(253,501)
Property, plant and equipment, net	286,511	229,532
Right-of-use lease assets	40,610	34,120
Goodwill	502,438	518,894
Other intangible assets, net	908,297	827,098
Investments in associated companies	104,488	98,012
Deferred tax assets	9,251	9,216
Other non-current assets	23,108	17,360
Total assets	$2,848,810	$2,610,649
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$37,867	$37,554
Accounts payable	203,606	198,137
Dividends payable	8,436	8,572
Accrued compensation	36,398	50,212
Accrued restructuring	7,646	2,297
Accrued pension and postretirement benefits	2,253	2,328
Other accrued liabilities	83,853	80,668
Total current liabilities	380,059	379,768
Long-term debt	897,953	669,614
Long-term lease liabilities	24,315	20,028
Deferred tax liabilities	151,038	138,828
Non-current accrued pension and postretirement benefits	24,491	23,783
Other non-current liabilities	25,499	24,445
Total liabilities	1,503,355	1,256,466
Commitments and contingencies (Note 18)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding June 30, 2025 – 17,394,128 shares; December 31, 2024 – 17,673,607 shares	17,394	17,674
Capital in excess of par value	876,969	903,781
Retained earnings	563,063	633,731
Accumulated other comprehensive loss	(115,181)	(201,619)
Total Quaker shareholders’ equity	1,342,245	1,353,567
Noncontrolling interest	3,210	616
Total equity	1,345,455	1,354,183
Total liabilities and equity	$2,848,810	$2,610,649
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(53,646)	$70,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,278	41,984
Equity in undistributed earnings of associated companies, net of dividends	(44)	(4,221)
Deferred income taxes	(15,634)	(3,728)
Share-based compensation	6,903	8,128
Impairment charges	88,840	—
Restructuring and related charges, net	23,383	2,177
Inventory step-up amortization	6,022	—
Gain on disposal of property, plant and equipment and other assets	(2,108)	(509)
Other adjustments	(5,228)	3,302
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	3,022	10,483
Inventories	(11,826)	(9,141)
Prepaid expenses and other current assets	(3,943)	(15,646)
Accrued restructuring	(15,946)	(4,442)
Accounts payable and accrued liabilities	(25,551)	(25,021)
Net cash provided by operating activities	38,522	73,534

Cash flows from investing activities
Investments in property, plant and equipment	(20,289)	(11,124)
Payments related to acquisitions, net of cash acquired	(164,078)	(24,899)
Proceeds from disposition of assets	2,950	2,798
Other investing activities	697	—
Net cash used in investing activities	(180,720)	(33,225)

Cash flows from financing activities
Payments of long-term debt	(17,205)	(34,169)
Borrowings on revolving credit facilities, net	216,000	20,533
Payments on other debt, net	(101)	(37)
Dividends paid	(17,146)	(16,372)
Shares purchased under share repurchase programs	(32,693)	(7,760)
Other stock related activity	(1,301)	(1,492)
Net cash provided by (used in) financing activities	147,554	(39,297)
Effect of foreign exchange rate changes on cash	7,682	(6,971)
Net increase (decrease) in cash and cash equivalents	13,038	(5,959)
Cash and cash equivalents at the beginning of the period	188,880	194,527
Cash and cash equivalents at the end of the period	$201,918	$188,568
Supplemental cash flow disclosures:
Non-cash activities:
Change in accrued purchases of property, plant and equipment, net	$(5,391)	$878
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited; Dollars in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2023	$17,992	$940,101	$550,641	$(124,415)	$603	$1,384,922
Net income	—	—	35,227	—	31	35,258
Amounts reported in other comprehensive loss	—	—	—	(22,572)	(73)	(22,645)
Dividends ($0.455 per share)	—	—	(8,186)	—	—	(8,186)
Share issuance and equity-based compensation plans, net	(2)	2,445	—	—	—	2,443
Balance as of March 31, 2024	$17,990	$942,546	$577,682	$(146,987)	$561	$1,391,792
Net income	—	—	34,885	—	25	34,910
Amounts reported in other comprehensive loss	—	—	—	(18,775)	1	(18,774)
Dividends ($0.455 per share)	—	—	(8,163)	—	—	(8,163)
Shares purchased under share repurchase program, net of excise taxes	(49)	(8,306)	—	—	—	(8,355)
Share issuance and equity-based compensation plans, net	—	4,196	—	—	—	4,196
Balance as of June 30, 2024	$17,941	$938,436	$604,404	$(165,762)	$587	$1,395,606

Balance as of December 31, 2024	$17,674	$903,781	$633,731	$(201,619)	$616	$1,354,183
Net income	—	—	12,922	—	(5)	12,917
Amounts reported in other comprehensive income	—	—	—	25,964	4	25,968
Dividends ($0.485 per share)	—	—	(8,574)	—	—	(8,574)
Share issuance and equity-based compensation plans, net	6	2,000	—	—	—	2,006
Balance as of March 31, 2025	$17,680	$905,781	$638,079	$(175,655)	$615	$1,386,500
Net (loss) income	—	—	(66,580)	—	17	(66,563)
Amounts reported in other comprehensive income	—	—	—	60,474	127	60,601
Noncontrolling interest from acquisition	—	—	—	—	2,451	2,451
Dividends ($0.485 per share)	—	—	(8,436)	—	—	(8,436)
Shares purchased under share repurchase program, net of excise taxes	(296)	(32,686)	—	—	—	(32,982)
Share issuance and equity-based compensation plans, net	10	3,874	—	—	—	3,884
Balance as of June 30, 2025	$17,394	$876,969	$563,063	$(115,181)	$3,210	$1,345,455
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
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 1 – Basis of Presentation and Description of Business
As used in these Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the “Report”), the terms “Quaker Houghton,” the “Company,” “we,” and “our” refer to Quaker Chemical Corporation (doing business as Quaker Houghton), its subsidiaries, and associated companies, unless the context otherwise requires.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. The results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Hyper-inflationary economies
Argentina’s and Türkiye’s economies were considered hyper-inflationary under U.S. GAAP effective July 1, 2018 and April 1, 2022, respectively. As of and for the three and six months ended June 30, 2025, the Company’s Argentine and Turkish subsidiaries together represented approximately 1% and 2% of the Company’s consolidated total assets and net sales, respectively. During the three and six months ended June 30, 2025, the Company recorded $0.7 million and $1.2 million of remeasurement losses associated with the applicable currency conversions, respectively. Comparatively, during the three and six months ended June 30, 2024, the Company recorded $0.6 million of remeasurement losses and $0.3 million of remeasurement gains associated with the applicable currency conversions, respectively. These losses and gains were recorded within Other (expense) income, net, in the Company’s Condensed Consolidated Statements of Operations.
Note 2 – Business Acquisitions
Dipsol
In April 2025, the Company acquired Dipsol Chemicals Co., Ltd. and its subsidiaries, (“Dipsol”) for approximately $185.6 million (27.7 billion JPY), which included approximately $30.1 million (4.5 billion JPY) of acquired cash for a net purchase price of approximately $155.5 million (23.2 billion JPY). In July 2025, the Company satisfied all routine and customary post-closing conditions and finalized the purchase price with no adjustments. The Company funded the acquisition purchase price with borrowings under its existing credit facility. In connection with the acquisition of Dipsol, the Company entered into foreign currency forward contracts, which resulted in a $187.0 million cash payment and a $1.4 million foreign currency loss recognized during the six months ended June 30, 2025. Dipsol is headquartered in Japan and is a leading supplier of surface treatment and plating solutions and services primarily for the automotive and other industrial applications end markets. Dipsol has operations in several countries and these operations are reported within the Company’s respective Americas, EMEA, and Asia/Pacific segments. This acquisition expands the Company’s advanced solutions businesses in attractive end markets with solid growth characteristics and high barriers to entry. Dipsol also provides significant cross-selling opportunities and enhances the Company’s ability to meet the needs of our customers across the globe.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents the preliminary estimated fair values of Dipsol assets acquired and liabilities assumed:

Dipsol Assets Acquired and Liabilities Assumed on April 1, 2025 Dollars in thousands
Fair value of assets acquired
Cash and cash equivalents	$30,084
Accounts receivable, net	16,481
Inventories	17,962
Prepaid expenses and other current assets	1,411
Property, plant and equipment, net	39,450
Right-of-use lease assets	2,534
Other intangible assets, net	55,000
Investments in associated companies	5,096
Other non-current assets	4,687
Total Assets Acquired	$172,706
Fair value of liabilities assumed
Accounts payable	$6,763
Accrued compensation	1,528
Other accrued liabilities	1,869
Long-term lease liabilities	1,446
Deferred income tax liabilities	25,898
Total Liabilities Assumed	$37,504
Noncontrolling interest	(2,451)
Goodwill	52,862
Total Consideration	$185,613
As of June 30, 2025, the allocation of the purchase price has not been finalized and the one-year measurement period has not ended. Further adjustments may be necessary as a result of the Company’s ongoing assessment of additional information related to the fair value of assets acquired and liabilities assumed.
The Company allocated $55.0 million of the purchase price to intangible assets across the Americas, EMEA, and Asia/Pacific segments. Customer relationships, product technologies, and trademarks will be amortized over 14 years, 8 years, and 13 years, respectively. The following table presents the intangible assets recognized for each reportable segment:

	Americas	EMEA	Asia/Pacific	Total
Customer Relationships	$3,500	$200	$26,300	$30,000
Product Technologies	—	—	18,000	18,000
Trademarks	—	—	7,000	7,000
Total Intangibles	$3,500	$200	$51,300	$55,000
The Company recognized $52.9 million of goodwill, comprised of $47.2 million in the Asia/Pacific segment, $5.3 million in the Americas segment, and $0.4 million in the EMEA segment. The goodwill is not deductible for tax purposes. The goodwill is primarily attributable to expected synergies.
Total sales included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2025 are $20.9 million.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Natech
In April 2025, the Company acquired Natech, Ltd., (“Natech”) for approximately $6.5 million, which includes an initial cash payment of $6.0 million and a deferred payment of $0.5 million, subject to routine and customary post-closing adjustments. Assets acquired included cash and cash equivalents of $1.5 million. Natech is based in the United Kingdom and is a manufacturer of surface treatment chemicals for a variety of industrial applications. Natech is reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s overall surface treatment product and application capabilities within Europe. The Company allocated $2.1 million of the purchase price to intangible assets and recognized $2.6 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected growth synergies. As of June 30, 2025, the allocation of the purchase price has not been finalized.
CSI
In February 2025, the Company acquired Chemical Solutions & Innovations (Pty) Ltd. (“CSI”), for approximately $3.9 million, subject to routine and customary post-closing adjustments. CSI is based in South Africa and is a supplier of metalworking fluids and lubricants to the South African market. CSI is reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s position in South Africa and expands the Company’s presence in that region. The Company allocated $1.4 million of the purchase price to intangible assets and recognized $1.7 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected growth synergies. As of June 30, 2025, the allocation of the purchase price has not been finalized.
Previous Acquisitions
In July 2024, the Company acquired the Sutai Group (“Sutai”), for approximately $16.2 million, including an initial cash payment of $14.6 million, subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels, as well as earn-out provisions with an initial estimated payout of $1.6 million related to the finalization of 2024 and 2025 earnings. Assets acquired included cash and cash equivalents of $5.5 million. As of June 30, 2025, the Company has remaining earnout liabilities recorded on its Condensed Consolidated Balance Sheet of $0.8 million which we expect to settle by the end of 2025. Sutai is based in Japan and provides impregnation treatment products and services to the automotive and other industries. Sutai is reported as part of the Asia/Pacific segment. This acquisition strengthens Quaker Houghton’s technology portfolio, enabling the Company to better support and optimize production processes for customers across the Japanese, Asia Pacific and global markets. The Company allocated $3.1 million of the purchase price to intangible assets and recognized $5.5 million of goodwill in the Asia/Pacific segment, none of which is deductible for tax purposes. During the first quarter of 2025, the Company finalized the working capital settlements for an immaterial amount which impacted the residual goodwill recorded. The goodwill is primarily attributable to expected growth synergies. As of June 30, 2025, the allocation of the purchase price has been finalized.
During February 2024, the Company acquired I.K.V. Tribologie IKVT and its subsidiaries (“IKV”) for $35.2 million, including an initial cash payment of $29.7 million, subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels as well as earn-out provisions related to the finalization of 2023 earnings. Assets acquired included approximately $4.8 million of cash and cash equivalents. IKV, which is part of the Company’s EMEA segment, specializes in high-performance lubricants and greases, including original equipment manufacturer first-fill greases that are primarily used in the automotive, aerospace, electronics, and other industrial markets. The acquisition of IKV strengthens the Company’s position in first-fill greases. The Company allocated $15.0 million of the purchase price to intangible assets, comprised of approximately $11.1 million of customer relationships to be amortized over 16 years; $3.2 million of product technologies to be amortized over 14 years; and $0.7 million of trademarks to be amortized over 5 years. In addition, the Company recognized $16.4 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected cost and growth synergies. In July 2024, the 2023 earnings were finalized, and the Company made a payment of $5.5 million in connection with the post-closing adjustments and earn-out provision. As of June 30, 2025, the allocation of the purchase price has been finalized.
The results of operations of Dipsol, Natech, CSI, Sutai and IKV subsequent to the acquisition dates are included in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025.
During the three and six months ended June 30, 2025, the Company recognized $0.8 million and $4.1 million, respectively, of acquisition-related expenses including legal, financial, consulting and other costs, compared to $0.2 million and $0.5 million, respectively, during the three and six months ended June 30, 2024. These costs are included in Selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 3 – Recently Issued Accounting Standards
Recently Adopted Accounting Standards
The Company has adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures beginning with the 2024 Form 10-K and the Form 10-Q for the period ended March 31, 2025. This ASU expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, defined as those expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included in the reported measure of segment profit or loss. The Company disclosed that the CODM, who is our Chief Executive Officer, assesses segment performance and makes decisions about allocating resources to its operating segments using segment operating earnings. Based on the Company’s assessment, the Company determined that product costs are significant segment expenses that are regularly provided to the CODM and included in segment operating earnings. The Company disclosed product costs and other operating expenses included in segment operating earnings by reportable segment. See Note 4, Business Segments, for additional information.
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
The CODM evaluates performance for the Company’s operating segments based on segment operating earnings. Segment operating earnings for each of the Company’s reportable segments are comprised of the segment’s net sales less directly related product costs and other operating expenses. Operating expenses not directly attributable to the net sales of each respective segment, such as certain corporate and administrative costs and restructuring charges, are not included in segment operating earnings. Other items not specifically identified with the Company’s reportable segments include Interest expense and Other (expense) income, net.
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
Segment asset information is not regularly provided to or reviewed by the CODM. Therefore, the Company does not disclose segment asset information for each reportable segment.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents information about the performance of the Company’s reportable segments for the three and six months ended June 30, 2025 and 2024:

	Americas	EMEA	Asia/Pacific	Totals
Three Months Ended June 30, 2025
Net sales	$221,062	$139,923	$122,415	$483,400
Significant segment expenses
Product costs (1) (3) (4)	109,500	74,739	67,731	251,970
Other operating expenses (2)	52,586	40,189	25,969	118,744
Segment operating earnings	$58,976	$24,995	$28,715	$112,686

Six Months Ended June 30, 2025
Net sales	$434,773	$269,201	$222,340	$926,314
Significant segment expenses
Product costs (1) (3) (4)	214,005	144,841	120,829	479,675
Other operating expenses (2)	103,330	75,972	46,866	226,168
Segment operating earnings	$117,438	$48,388	$54,645	$220,471

	Americas	EMEA	Asia/Pacific	Totals
Three Months Ended June 30, 2024
Net sales	$223,517	$138,001	$102,049	$463,567
Significant segment expenses
Product costs (1)	107,973	72,391	51,427	231,791
Other operating expenses (2)	51,407	38,958	19,622	109,987
Segment operating earnings	$64,137	$26,652	$31,000	$121,789

Six Months Ended June 30, 2024
Net sales	$453,271	$276,423	$203,632	$933,326
Significant segment expenses
Product costs (1)	219,048	143,763	102,802	465,613
Other operating expenses (2)	103,317	76,437	39,453	219,207
Segment operating earnings	$130,906	$56,223	$61,377	$248,506
(1) Product costs include the costs of raw materials and are recorded in Cost of goods sold in the Company’s Condensed Consolidated Statements of Operations.
(2) Other operating expenses include overhead costs of operating the Company’s production facilities and providing chemical management services to customers and direct SG&A.
(3) Product costs includes the $6.0 million amortization of the fair value step-up in Dipsol's inventories as a result of the acquisition, which is comprised of approximately $2.6 million in the Americas segment, $3.0 million in the Asia/Pacific segment, and $0.4 million in the EMEA segment.
(4) Product costs includes a $3.6 million gain related to immaterial out-of-period adjustments for inventory, which is comprised of approximately $1.4 million in the Americas segment and $2.2 million in the EMEA segment.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents a reconciliation of the Company’s segment operating earnings to (loss) income before taxes and equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment operating earnings	$112,686	$121,789	$220,471	$248,506
Restructuring and related charges, net	(8,793)	(320)	(23,383)	(2,177)
Impairment charges	(88,840)	—	(88,840)	—
Non-operating and administrative expenses	(50,860)	(47,584)	(101,577)	(101,760)
Depreciation of corporate assets and amortization	(16,703)	(15,436)	(31,557)	(30,594)
Operating (loss) income	(52,510)	58,449	(24,886)	113,975
Other (expense) income, net	(653)	422	(1,362)	1,502
Interest expense	(12,779)	(10,754)	(22,324)	(21,578)
(Loss) income before taxes and equity in net income of associated companies	$(65,942)	$48,117	$(48,572)	$93,899
The following table presents information regarding the Company’s reportable segments’ depreciation for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation	2025	2024	2025	2024
Americas	$2,903	$2,720	$5,558	$5,495
EMEA	2,076	1,910	3,953	3,756
Asia/Pacific	1,996	1,115	3,210	2,138
Total segment depreciation	$6,975	$5,745	$12,721	$11,389
Note 5 – Net Sales and Revenue Recognition
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
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Condensed Consolidated Balance Sheets as of June 30, 2025 or December 31, 2024.
The Company had approximately $2.3 million and $4.2 million of deferred revenue as of June 30, 2025 and December 31, 2024, respectively. For the six months ended June 30, 2025, the Company satisfied materially all of the associated performance obligations and recognized into revenue materially all advance payments received and recorded as of December 31, 2024.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following tables disaggregate the Company’s net sales by segment and customer industry.

	Three Months Ended June 30, 2025
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$62,825	$36,348	$55,782	$154,955
Metalworking and other	158,237	103,575	66,633	328,445
	$221,062	$139,923	$122,415	$483,400

	Six Months Ended June 30, 2025
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$127,121	$69,308	$105,649	$302,078
Metalworking and other	307,652	199,893	116,691	624,236
	$434,773	$269,201	$222,340	$926,314

	Three Months Ended June 30, 2024
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$63,753	$35,307	$50,150	$149,210
Metalworking and other	159,764	102,694	51,899	314,357
	$223,517	$138,001	$102,049	$463,567

	Six Months Ended June 30, 2024
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$129,779	$68,127	$101,061	$298,967
Metalworking and other	323,492	208,296	102,571	634,359
	$453,271	$276,423	$203,632	$933,326
Note 6 - Leases
The Company has operating leases for certain facilities, vehicles, and machinery and equipment with remaining lease terms up to 10 years. Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company has certain land use leases with remaining lease terms up to 90 years.
The Company had no material variable lease costs, sublease income, or finance leases for the three and six months ended June 30, 2025 and 2024. The components of the Company’s lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$4,302	$3,727	$8,010	$7,470
Short-term lease expense	140	193	284	392

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,261	$3,736	$7,845	$7,397

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	6,605	2,130	10,482	5,364
Supplemental balance sheet information related to the Company’s leases is as follows:

	June 30, 2025	December 31, 2024
Right-of-use lease assets	$40,610	$34,120

Other accrued liabilities	12,830	10,619
Long-term lease liabilities	24,315	20,028
Total operating lease liabilities	$37,145	$30,647

Weighted average remaining lease term (years)	9.5	5.0
Weighted average discount rate	6.16%	5.63%
Maturities of operating lease liabilities as of June 30, 2025 were as follows:

For the remainder of 2025	$8,028
For the year ended December 31, 2026	12,475
For the year ended December 31, 2027	7,905
For the year ended December 31, 2028	5,284
For the year ended December 31, 2029	3,402
For the year ended December 31, 2030 and beyond	6,707
Total lease payments	43,801
Less: imputed interest	(6,656)
Present value of lease liabilities (1)	$37,145
(1) During the year ended December 31, 2024, the Company entered into a new lease agreement for office and laboratory space in Radnor, Pennsylvania for the purposes of relocating its global headquarters. The lease is expected to commence in the third quarter of 2025 with a total lease commitment of $79.7 million. The $79.7 million of future lease commitments relating to this lease were not included in the lease liabilities balance as of June 30, 2025.
Note 7 – Restructuring and Related Activities
In 2022, the Company initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. As of June 30, 2025, the program included restructuring and associated severance costs to reduce headcount by approximately 380 positions globally. These actions are expected to be substantially complete by the end of 2025.
Employee separation benefits vary depending on local regulations across countries. The timing to finalize costs associated with all actions will depend on a number of factors and is subject to change. In addition to the global cost and optimization program described above, the Company continues to take actions to optimize its facility footprint. Restructuring costs incurred during the three and six months ended June 30, 2025 and 2024 include employee severance and asset-related and facility closure costs, including non-cash asset write-offs, which are recorded in Restructuring and related charges, net in the Company’s Condensed Consolidated Statements of Operations.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Activity in the Company’s accrual for its restructuring program and facility closure actions are as follows:

Accrued restructuring as of December 31, 2024	$2,297
Severance costs	20,922
Asset-related and facility closure charges	2,461
Cash payments	(15,946)
Reductions against the reserve	(2,204)
Currency translation adjustments	116
Accrued restructuring as of June 30, 2025	$7,646
During the six months ended June 30, 2025, the Company completed the sale of certain property previously classified as held for sale for a gain of $2.2 million, which is recorded in Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations.
Note 8 – Share-Based Compensation
The Company recognized $3.7 million and $6.9 million, respectively, of share-based compensation expense in its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025, compared to $4.2 million and $8.1 million, respectively, for the three and six months ended June 30, 2024.
Restricted Stock Awards
As of June 30, 2025, unrecognized compensation expense related to non-vested restricted shares was $0.4 million, to be recognized over a weighted average remaining period of 0.6 years.
Restricted Stock Units
During the six months ended June 30, 2025, the Company granted 67,319 restricted stock units under its LTIP, which are subject to time-based vesting, generally over one to three years. The fair value of these grants is based on the closing price of the Company’s common stock on the date of grant. As of June 30, 2025, unrecognized compensation expense related to non-vested restricted stock units was $12.1 million, to be recognized over a weighted average remaining period of 1.7 years.
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
Compensation expense for PSUs is measured based on the grant date fair value and is recognized on a straight-line vesting method basis over the applicable vesting period. During the six months ended June 30, 2025, the Company granted 26,389 PSUs with a ROIC condition. The fair value of these grants is based on the closing trading price of the Company’s common stock on the date of grant. During the six months ended June 30, 2025, the Company granted 26,343 PSUs with a relative TSR condition. These PSUs are valued using a Monte Carlo simulation on the grant date and had a grant-date fair value of $150.90 per unit, which was developed based on the assumptions set forth in the table below:

2025 Grants
Risk-free interest rate	3.96%
Dividend yield	1.51%
Expected term (years)	3.0
As of June 30, 2025, there was approximately $9.4 million of total unrecognized compensation cost related to PSUs, which the Company expects to recognize over a weighted-average period of 2.3 years.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 9 – Pension and Other Postretirement Benefits
The components of net periodic benefit cost (income) are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$108	$108	$—	$—	$210	$217	$—	$—
Interest cost	2,379	2,364	14	15	4,663	4,738	28	31
Expected return on plan assets	(2,076)	(2,020)	—	—	(4,059)	(4,050)	—	—
Actuarial loss (gain) amortization	150	127	(26)	(29)	290	255	(52)	(59)
Prior service cost amortization	7	7	—	—	12	14	—	—
Net periodic benefit cost (income)	$568	$586	$(12)	$(14)	$1,116	$1,174	$(24)	$(28)
Employer Contributions
During the six months ended June 30, 2025, $2.6 million of contributions have been made to the Company’s U.S. and foreign pension plans. Contributions to other postretirement benefit plans were $0.2 million. Taking into consideration current minimum cash contribution requirements, the Company currently expects to make full year cash contributions of approximately $7.0 million to its U.S. and foreign pension plans and approximately $0.2 million to its other postretirement benefit plans.
Note 10 – Other (Expense) Income, net
The components of Other (expense) income, net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-income tax refunds and other related credits	$132	$868	$300	$3,023
(Loss) gain on disposals of property, plant, equipment and other assets, net	(40)	510	2,108	917
Foreign exchange losses, net	(1,083)	(727)	(4,601)	(1,175)
Pension and postretirement benefit costs, non-service components	(448)	(464)	(882)	(929)
Product liability claim costs, net	—	—	—	(896)
Earnout liability adjustment	(340)	—	(340)	—
Interest income	752	—	1,412	—
Other non-operating income, net	374	235	641	562
Total other (expense) income, net	$(653)	$422	$(1,362)	$1,502
(Loss) gain on disposals of property, plant, equipment and other assets, net, includes the gain of $2.2 million recognized for the sale of certain property previously classified as held for sale during the six months ended June 30, 2025. See Note 7, Restructuring and Related Activities, for more information.
Foreign exchange losses, net includes a $0.6 million foreign exchange gain and a $1.4 million foreign exchange loss, respectively, during the three and six months ended June 30, 2025 relating to the change in fair value of the foreign exchange forward contracts entered into in connection with the acquisition of Dipsol. See Note 17, Hedging Activities, for more information.
Product liability claim costs, net represents expense related to payments to the Company in connection with a product liability dispute with a customer, net of insurance recoveries during the six months ended June 30, 2024.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 11 – Income Taxes
The Company’s effective tax rates for the three and six months ended June 30, 2025 were (8.3)% and (26.8)%, respectively, compared to 32.8% and 30.1%, respectively, for the three and six months ended June 30, 2024. The Company’s effective tax rate for the three months ended June 30, 2025 was largely driven by our mix of pre-tax earnings, goodwill impairment and withholding taxes offset by return to provision adjustments and net favorable reductions in uncertain tax positions. The Company’s effective tax rate for the six months ended June 30, 2025 was largely driven by our mix of pre-tax earnings, goodwill impairment, return to provision adjustments and withholding taxes offset by net favorable reductions in uncertain tax positions. Comparatively, the effective tax rates for the three and six months ended June 30, 2024 were largely driven by the mix of pre-tax earnings, certain one-time charges related to an intercompany intangible asset transfer, and withholding taxes, offset by changes in uncertain tax positions.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. Among other things, the legislation restores 100% bonus depreciation for eligible property, reinstates expensing for domestic research and experimental expenditures, imposes new limitations on interest expense deductibility, and expands disallowed deductions for certain employee remuneration. The OBBB also includes provisions that could impact our international business and which are still being evaluated. ASU 2023-09 Income Taxes (Topic 740) requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the relevant legislation is enacted. The OBBB was passed subsequent to the date of our financial statements and may affect the Company’s tax assets and liabilities in future periods. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions implemented through 2027. The Company continues to assess the potential impact of the OBBB on our Condensed Consolidated Financial Statements.
Note 12 – Earnings Per Share
The following table summarizes earnings (loss) per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per common share
Net (loss) income attributable to Quaker Chemical Corporation	$(66,580)	$34,885	$(53,658)	$70,112
Less: loss (income) allocated to participating securities	82	(118)	91	(276)
Net (loss) income available to common shareholders	$(66,498)	$34,767	$(53,567)	$69,836
Basic weighted average common shares outstanding	17,572,447	17,921,395	17,605,920	17,915,104
Basic (loss) earnings per common share	$(3.78)	$1.94	$(3.04)	$3.90

Diluted earnings per common share
Net (loss) income attributable to Quaker Chemical Corporation	$(66,580)	$34,885	$(53,658)	$70,112
Less: loss (income) allocated to participating securities	82	(118)	90	(276)
Net (loss) income available to common shareholders	$(66,498)	$34,767	$(53,568)	$69,836
Basic weighted average common shares outstanding	17,572,447	17,921,395	17,605,920	17,915,104
Effect of dilutive securities	20,524	18,761	24,621	19,846
Diluted weighted average common shares outstanding	17,592,971	17,940,156	17,630,541	17,934,950
Diluted (loss) earnings per common share	$(3.78)	$1.94	$(3.04)	$3.89
Certain stock options, restricted stock units, and PSUs are not included in the diluted earnings per share calculation when the effect would be anti-dilutive. The number of anti-dilutive shares were 60,117 and 67,575, respectively, for the three and six months ended June 30, 2025, compared to 16,098 and 31,000, respectively, for the three and six months ended June 30, 2024.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 13 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2025 were as follows:

	Americas	EMEA	Asia/Pacific	Total
Balance as of December 31, 2024	$276,875	$80,404	$161,615	$518,894
Goodwill recognized for Dipsol acquisition	5,276	380	47,206	52,862
Goodwill recognized for Natech acquisition	—	2,625	—	2,625
Goodwill recognized for CSI acquisition	—	1,721	—	1,721
Goodwill recognized for Sutai acquisition (1)	—	—	(233)	(233)
Currency translation adjustments	3,454	3,710	8,245	15,409
Goodwill impairments	—	(88,840)	—	(88,840)
Balance as of June 30, 2025	$285,605	$—	$216,833	$502,438
(1) During the six months ended June 30, 2025, the Company finalized the working capital settlements which impacted the goodwill recorded. See Note 2, Business Acquisitions, for additional information.

	Jun 30, 2025	Dec 31, 2024
Goodwill, gross	$694,922	$611,498
Accumulated impairment losses (1)	(192,484)	(92,604)
Goodwill, net	$502,438	$518,894
(1) Accumulated impairment losses are attributable to the non-cash impairment charges of $88.8 million and $93.0 million to write down the carrying value of the EMEA reporting unit during the second quarter of 2025 and the fourth quarter of 2022, respectively. These amounts include the impact of currency translation.
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
During the second quarter of 2025, the Company concluded that the negative impacts of the lower than projected financial performance, driven by the continuation of soft end market conditions, as well as an increase in the Company’s cost of capital, driven by uncertainty around the potential negative impacts of tariffs, represented a triggering event for the Company’s EMEA reporting unit and the associated goodwill, as well as the related asset group. As a result of this conclusion, the Company completed an interim impairment assessment as of June 30, 2025 for its EMEA reporting unit and the related asset group. The Company concluded that the undiscounted cash flows exceeded the carrying value of the EMEA asset group, and therefore that the long-lived assets are not impaired. In completing a quantitative goodwill impairment test, the Company compares the reporting unit’s fair value, based on future discounted cash flows, to its carrying value in order to determine if an impairment of goodwill exists. The estimates of future discounted cash flows involve considerable judgment and are based upon certain significant assumptions including the weighted average cost of capital (“WACC”) as well as projected EBITDA, which includes assumptions related to revenue growth rates, gross margin levels and operating expenses. As a result of the impact of the uncertainty around tariffs, and continued soft end market conditions driving lower current year EMEA earnings and a decline in projected future EMEA earnings, as well as an increase in the WACC assumption utilized in the Company’s 2024 annual impairment assessment, the Company concluded that the estimated fair value of the EMEA reporting unit was less than its carrying value. As a result, a pre-tax, non-cash impairment charge of $88.8 million ($86.7 million after-tax) to write down the remaining carrying value amount of the EMEA reporting unit Goodwill was recorded in the second quarter of 2025, reflected in “Impairment charges” in the Consolidated Statements of Operations for the three and six months ended June 30, 2025.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Gross carrying amounts and accumulated amortization for definite-lived intangible assets were as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Customer lists and rights to sell	$901,686	$829,255	$324,711	$285,450	$576,975	$543,805
Trademarks, formulations and product technology	201,453	160,257	71,439	62,373	130,014	97,884
Other	5,856	5,759	5,769	5,663	87	96
Total definite-lived intangible assets	$1,108,995	$995,271	$401,919	$353,486	$707,076	$641,785
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$16,088	$14,744	$30,325	$29,215
Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the remainder of 2025	$33,109
For the year ended December 31, 2026	63,917
For the year ended December 31, 2027	63,577
For the year ended December 31, 2028	63,105
For the year ended December 31, 2029	61,969
For the year ended December 31, 2030	59,665
As of June 30, 2025 and December 31, 2024, the Company had indefinite-lived intangible assets for trademarks and tradenames totaling $201.2 million and $185.3 million, respectively.
Note 14 – Debt
The following table sets forth the components of the Company’s debt:

	As of June 30, 2025		As of December 31, 2024
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Credit Facilities:
Revolver	4.93%	$277,063	4.00%	$48,820
U.S. Term Loan	5.54%	495,504	5.62%	508,863
Euro Term Loan	3.00%	152,694	4.00%	138,767
Industrial development bonds	5.26%	10,000	5.26%	10,000
Bank lines of credit and other debt obligations	Various	1,434	Various	1,817
Total debt		$936,695		$708,267
Less: debt issuance costs		(875)		(1,099)
Less: short-term and current portion of long-term debts		(37,867)		(37,554)
Total long-term debt		$897,953		$669,614

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
As of June 30, 2025, the Company was in compliance with all of the Credit Facility covenants. See Note 19, Debt, to Consolidated Financial Statements in the Company’s 2024 Form 10-K.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three and six months ended June 30, 2025 was approximately 5.2% for both periods. As of June 30, 2025, the interest rate on the outstanding borrowings under the Credit Facility was approximately 4.9%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $220 million, which is net of bank letters of credit of approximately $2 million, as of June 30, 2025.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings to an average fixed rate of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of June 30, 2025, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 4.9%. See Note 17, Hedging Activities, for more information.
The Company capitalized third-party and credit debt issuance costs attributed to the Euro Term Loan, U.S. Term Loan and Revolver during the second quarter of 2022. Capitalized costs attributed to the Euro Term Loan and U.S. Term Loan are recorded as a direct offset to Long-term debt on the Condensed Consolidated Balance Sheets. Capitalized costs attributed to the Revolver are recorded within Other assets on the Condensed Consolidated Balance Sheets. These capitalized costs are amortized into Interest expense over the five-year term of the Credit Facility. As of June 30, 2025 and December 31, 2024, the Company had $0.9 million and $1.1 million, respectively, of debt issuance costs recorded as a reduction of Long-term debt and $1.9 million and $2.4 million, respectively, of debt issuance costs recorded within Other assets.
Industrial development bonds
As of June 30, 2025 and December 31, 2024, the Company had fixed rate, industrial development authority bonds totaling $10.0 million in principal amount due in 2028. These bonds have similar covenants to the Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discounting facilities in certain foreign subsidiaries, which are not collateralized. The Company’s other debt obligations primarily consist of certain domestic and foreign low interest rate or interest-free municipality-related loans, local credit facilities of certain foreign subsidiaries, and finance lease obligations. Total unused capacity under these arrangements as of June 30, 2025 was approximately $40 million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of June 30, 2025 were approximately $7 million.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Interest expense
The Company incurred the following debt related expenses included within Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$12,426	$11,530	$21,618	$22,812
Amortization of debt issuance costs	353	353	706	706
Total	$12,779	$11,883	$22,324	$23,518
Based on the variable interest rates associated with the Credit Facility, as of June 30, 2025 and as of December 31, 2024, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.
Note 15 – Accumulated Other Comprehensive Income
The following tables show the reclassifications from and resulting balances of accumulated other comprehensive income (“AOCI”):

	Currency Translation Adjustments (1)	Defined Benefit Pension Plans	Unrealized Gain (Loss) in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of March 31, 2025	$(165,716)	$(10,578)	$(17)	$656	$(175,655)
Other comprehensive income (loss) before Reclassifications	62,129	(1,601)	(267)	(130)	60,131
Amounts reclassified from AOCI	—	131	4	—	135
Related tax amounts	(244)	366	56	30	208
Balance as of June 30, 2025	$(103,831)	$(11,682)	$(224)	$556	$(115,181)

Balance as of March 31, 2024	$(140,733)	$(10,384)	$378	$3,752	$(146,987)
Other comprehensive (loss) income before Reclassifications	(18,841)	113	(58)	(19)	(18,805)
Amounts reclassified from AOCI	—	59	3	—	62
Related tax amounts	—	(47)	11	4	(32)
Balance as of June 30, 2024	$(159,574)	$(10,259)	$334	$3,737	$(165,762)
(1) Includes mark-to-market impacts associated with net investment hedges. See Note 17, Hedging Activities, for more information.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)

	Currency Translation Adjustments[1]	Defined Benefit Pension Plans	Unrealized Gain (Loss) in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of December 31, 2024	$(192,841)	$(10,313)	$287	$1,248	$(201,619)
Other comprehensive income (loss) before reclassifications	89,254	(2,073)	(658)	(899)	85,624
Amounts reclassified from AOCI	—	252	11	—	263
Related tax amounts	(244)	452	136	207	551
Balance as of June 30, 2025	$(103,831)	$(11,682)	$(224)	$556	$(115,181)

Balance as of December 31, 2023	$(115,417)	$(10,738)	$333	$1,407	$(124,415)
Other comprehensive (loss) income before reclassifications	(44,157)	433	5	3,026	(40,693)
Amounts reclassified from AOCI	—	209	(4)	—	205
Related tax amounts	—	(163)	—	(696)	(859)
Balance as of June 30, 2024	$(159,574)	$(10,259)	$334	$3,737	$(165,762)
(1) Includes mark-to-market impacts associated with net investment hedges. See Note 17, Hedging Activities, for more information.
All reclassifications related to unrealized gain (loss) in available-for-sale securities relate to the Company’s equity interest in Primex, a captive insurance company, and are recorded in equity in net income of associated companies. The amounts reported in other comprehensive income for noncontrolling interest are related to currency translation adjustments.
Note 16 – Fair Value Measurements
The Company values its company-owned life insurance policies at fair value. The Company owns an immaterial amount of company-owned life insurance policies as of June 30, 2025 and December 31, 2024.
See Note 17, Hedging Activities, for a description of the Company’s derivative instruments.
Note 17 – Hedging Activities
The Company’s ongoing business operations expose it to various risks, including fluctuating foreign exchange rates and interest rate risk. To manage these risks, the Company periodically enters into derivative financial instruments, such as foreign exchange forward contracts, interest rate swap agreements, and cross-currency swap agreements. The Company does not hold or enter into derivative financial instruments for trading or speculative purposes.
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
Open foreign exchange forward contracts as of June 30, 2025 were entered into as hedges of the Japanese yen and Mexican peso against the U.S. dollar and had the following notional U.S. dollar values (in millions):

Currency	June 30, 2025
Mexican Peso	$12,300
Japanese Yen	23,200
$35,500

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
In connection with the acquisition of Dipsol as described in Note 2, Business Acquisitions, in March 2025, the Company entered into multiple foreign exchange forward contracts with various financial institutions with an aggregate notional amount totaling $155.3 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Japanese yen. These foreign exchange forward contracts settled on April 1, 2025. The Company recognized a $0.6 million foreign currency gain and a $1.4 million foreign currency loss, respectively, during the three and six months ended June 30, 2025 in Other (expense) income, net relating to the change in fair value of these instruments as of the settlement date.
Open foreign exchange forward contracts as of June 30, 2025 had maturities occurring over a period of up to one month.
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
Net Investment Hedges
In June 2025, the Company entered into a fixed-for-fixed cross currency swap for a notional amount of $75.0 million to hedge the variability of exchange rate impacts between the U.S. Dollar and the European euro. Under the terms of the cross-currency swap agreement, the Company notionally exchanged $75.0 million at an interest rate of 1.9% for 65.8 million EUR at an interest rate of 0.0%. The cross-currency swap is designated as a net investment hedge on a pre-tax basis and expires in June 2027.
In April 2025, the Company entered into fixed-for-fixed cross currency swaps with an aggregate notional amount totaling $100.0 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Japanese yen. Under the terms of the cross-currency swap agreements, the Company notionally exchanged $100.0 million at a weighted average interest rate of 3.1% for 14.3 billion JPY at a weighted average interest rate of 0.0%. The cross-currency swaps are designated as net investment hedges on an after-tax basis and expire in April 2028.
The fixed-for-fixed cross-currency swaps are marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments, within AOCI. The Company uses the spot method to evaluate the effectiveness of the net investment hedges.
The balance sheet classification and fair values of the Company’s derivative instruments, which are Level 2 measurements, are as follows:

Derivative instruments	Condensed Consolidated Balance Sheets Location	June 30, 2025	December 31, 2024
Net investment hedges	Other non-current assets	$1,048	$—
Net investment hedges	Other non-current liabilities	2,111	—
Interest rate swaps	Other non-current assets	722	1,621
Foreign currency forward contracts	Other accrued liabilities	13	67
The following table presents the net unrealized (loss) gain deferred to AOCI:

Derivative instruments:	Condensed Consolidated Balance Sheets Location	June 30, 2025	December 31, 2024
Net investment hedges	AOCI	$(818)	$—
Interest rate swaps	AOCI	556	1,248

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents the location and the amount of net gain (loss) recognized in the Company’s Condensed Consolidated Statements of Operations related to derivative instruments:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative instruments	Condensed Consolidated Statements of Operations	2025	2024	2025	2024
Net investment hedges	Interest expense	$697	$—	$697	$—
Interest rate swaps	Interest expense	518	1,273	1,041	2,559
Foreign exchange forward contracts	Other (expense) income, net	1,441	(1,675)	(415)	(732)
Total		$2,656	$(402)	$1,323	$1,827
Note 18 – Commitments and Contingencies
As previously disclosed in its 2024 Form 10-K, the Company is party to certain environmental matters and other litigation. See Note 25, Commitments and Contingencies, in the Company’s 2024 Form 10-K for more information. During the three and six months ended June 30, 2025, there have been no significant changes to the facts or circumstances of any of the previously disclosed matters. Although there can be no assurance regarding the outcome of any of the ongoing environmental matters or litigation, the Company believes that it has made adequate accruals for costs and liabilities associated with these matters. The Company has accrued approximately $5.6 million and $5.3 million as of June 30, 2025 and December 31, 2024, respectively, for these ongoing matters.
In addition, during the three and six months ended June 30, 2025, there are no new environmental matters or litigation that the Company believes will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

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
Net sales in the second quarter of 2025 were $483.4 million, an increase of 4% compared to $463.6 million in the second quarter of 2024. This increase was primarily driven by a contribution from acquisitions of approximately 6% and an increase in sales volumes of approximately 2%, partially offset by a decline in selling price and product mix of approximately 4%. The increase in sales volumes compared to the prior year was primarily a result of continued growth in the Asia/Pacific segment and new business wins across all segments, helping to offset a continuation of soft end market conditions including the uncertainty caused by tariffs, particularly in the Americas and EMEA segments. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts.
The Company reported a net loss in the second quarter of 2025 of $66.6 million, or $3.78 loss per diluted share, compared to net income of $34.9 million, or $1.94 earnings per diluted share in the second quarter of 2024. The net loss primarily reflects an $88.8 million non-cash impairment charge to write down the remaining value of goodwill associated with the Company’s EMEA reportable segment. Excluding non-recurring and non-core items in each period, the Company’s second quarter 2025 non-GAAP net income and earnings per diluted share were $30.0 million and $1.71 compared to $38.2 million and $2.13, respectively, in the prior year. The decrease in current quarter Non-GAAP earnings was primarily driven by lower gross margins and an increase in selling, general and administrative expenses (“SG&A”), partially offset by an increase in net sales. The Company’s current quarter adjusted EBITDA was $75.5 million compared to $84.3 million in the second quarter of 2024, as the increase in net sales was offset by lower operating margins. See the Non-GAAP Measures and Consolidated Operations Review sections of this Item below for additional details.
The Company’s second quarter 2025 operating performance in each of its three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific, reflects similar drivers to that of the Company’s consolidated performance. Operating earnings for all three segments decreased compared to the prior year quarter, primarily driven by a decrease in operating margins in each of the reportable segments. Additional details of segment operating performance are provided in the Reportable Segments Review in the Operations section of this Item below.
Net cash flows provided by operating activities were $38.5 million in the first six months of 2025 compared to net cash flows provided by operating activities of $73.5 million in the first six months of 2024. The lower operating cash flow year-over-year reflects lower operating performance and higher cash outflows from restructuring activities, partially offset by a modest improvement in working capital management in the first six months of 2025 compared to the first six months of 2024. The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item below.
Overall, the Company’s results in the second quarter of 2025 reflect a continuation of soft end market conditions, heightened uncertainty in part due to global trade and tariffs which have impacted the Company’s customers and end markets, and the Company’s continued focus on delivering on its long-term financial and strategic initiatives.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. Among other things, the legislation restores 100% bonus depreciation for eligible property, reinstates expensing for domestic research and experimental expenditures, imposes new limitations on interest expense deductibility, and expands disallowed deductions for certain employee remuneration. The OBBB also includes provisions that could impact our international business and which are still being evaluated. ASU 2023-09 Income Taxes (Topic 740) requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the relevant legislation is enacted. The OBBB was passed subsequent to the date of our financial statements and may affect the Company’s tax assets and liabilities in future periods. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions implemented through 2027. The Company continues to assess the potential impact of the OBBB on our Condensed Consolidated Financial Statements.

Quaker Chemical Corporation
Management’s Discussion and Analysis
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
Liquidity and Capital Resources
We had cash and cash equivalents of $201.9 million and $188.9 million as of June 30, 2025 and December 31, 2024, respectively. Cash held by subsidiaries in foreign countries was approximately $189.4 million and $180.6 million at June 30, 2025 and December 31, 2024, respectively. The $13.0 million increase in cash and cash equivalents was the net result of $147.5 million of cash provided by financing activities, $38.5 million of cash provided by operating activities, and a $7.7 million favorable impact of foreign currency translation, primarily offset by $180.7 million of cash used in investing activities.
Net cash flows provided by operating activities were $38.5 million in the first six months of 2025 compared to $73.5 million net cash flows provided by operating activities in the first six months of 2024. The decrease in net operating cash flow year-over-year reflects lower operating performance in the first six months of 2025 compared to 2024 and higher cash outflows from restructuring activities, partially offset by a modest improvement in working capital management in 2025. The improvement in working capital management in the first six months of 2025 was primarily driven by an increased outflow of tax payments in the prior year, partially offset by slower collections of accounts receivable in the current year.
Net cash flows used in investing activities were $180.7 million in the first six months of 2025 compared to $33.2 million in the first six months of 2024. The increase in cash used in investing activities year-over-year is primarily the result of $164.1 million of payments, net of cash acquired, in the current year related to the acquisitions of Chemical Solutions & Innovations (Pty) Ltd. (“CSI”), Dipsol Chemicals Co., Ltd., (“Dipsol”) and Natech, Ltd., (“Natech”) and a $9.2 million increase in payments related to capital expenditures. The prior year included a $24.9 million payment related to the acquisition of I.K.V. Tribologie IKVT and its subsidiaries (“IKV”). See Note 2, Business Acquisitions, to the Condensed Consolidated Financial Statements for further information about business acquisitions.
Net cash flows provided by financing activities were $147.5 million in the first six months of 2025 compared to $39.3 million cash used in financing activities in the first six months of 2024. The increase in financing cash inflows is primarily driven by $216.0 million of net borrowings on the Company’s revolving credit facility in the first six months of 2025, a $195.5 million increase compared to the prior year, which the Company used for the purpose of funding the purchase price of the Dipsol acquisition as well as for other corporate purposes. In addition, during the first six months of 2025, the Company made debt payments of approximately $17.3 million, a $17.0 million decrease in payments compared to the prior year. This was offset by payments of approximately $32.7 million for repurchases of the Company’s common stock under its share repurchase program in the current year, a $24.9 million increase compared to the prior year.
In June 2022, the Company, and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into an amendment to its primary credit facility. The amended credit facility (the “Credit Facility”) established (A) a $150.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”), (B) a $600.0 million senior secured term loan (the “U.S. Term Loan”), and (C) a $500.0 million senior secured revolving credit facility (the “Revolver”), each maturing in June 2027. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed the greater of $300.0 million or 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase. The Credit Facility contains affirmative and negative covenants, financial covenants and events of default. Financial covenants contained in the Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. As of June 30, 2025, the Company was in compliance with all of the Credit Facility covenants. Refer to the description of the Company’s primary Credit Facility in Note 19, Debt, to the Consolidated Financial Statements in its 2024 Form 10-K.
As of June 30, 2025 and December 31, 2024, the Company had Credit Facility borrowings outstanding of $925.3 million and $696.5 million, respectively. The Company’s other debt obligations are primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $11.4 million as of June 30, 2025 and $11.8 million as of December 31, 2024. Total unused capacity under these arrangements, excluding the Credit Facility, as of June 30, 2025 was approximately $40 million. The Company’s total net debt as of June 30, 2025, which consists of total borrowings of $936.7 million less cash and cash equivalents of $201.9 million, was approximately $734.8 million.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three and six months ended June 30, 2025 was approximately 5.2% for both periods. As of June 30, 2025, the interest rate on the outstanding borrowings under the Credit Facility was approximately 4.9%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $220 million, which is net of bank letters of credit of approximately $2 million, as of June 30, 2025.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of June 30, 2025, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 4.9%. See Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for further information.
The Company capitalized third-party and credit debt issuance costs attributed to the Euro Term Loan, U.S. Term Loan and Revolver during the second quarter of 2022. Capitalized costs attributed to the Euro Term Loan and U.S. Term Loan are recorded as a direct offset to Long-term debt on the Condensed Consolidated Balance Sheets. Capitalized costs attributed to the Revolver are recorded within Other assets on the Condensed Consolidated Balance Sheets. These capitalized costs are amortized into Interest expense over the five-year term of the Credit Facility. As of June 30, 2025 and December 31, 2024, the Company had $0.9 million and $1.1 million, respectively, of debt issuance costs recorded as a reduction of Long-term debt and $1.9 million and $2.4 million, respectively, of debt issuance costs recorded within Other assets.
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain foreign currency-denominated assets and liabilities. Additionally, in connection with the Dipsol acquisition, in March 2025, the Company entered into foreign exchange forward contracts with various financial institutions with an aggregate notional amount of $155.3 million to hedge the variability in U.S. dollar-Japanese yen exchange rates associated with the purchase price. These contracts settled on April 1, 2025 in connection with the Dipsol acquisition. During the first six months of 2025 and 2024, the Company recognized $0.4 million and $0.7 million, respectively, of other expense relating to changes in fair value of foreign exchange forward contracts. See Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for further information.
During 2022, the Company initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. The Company has achieved its annualized cost savings goal from this program of at least $20 million. In the first half of 2025, the Company approved additional actions under the program, which are expected to generate at least an additional $35.0 million of annualized cost savings. These actions are expected to be substantially complete by the end of 2025. The Company recognized restructuring and related charges of $23.4 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively, under this program and for our facility closure actions. The Company made cash payments related to the settlement of restructuring liabilities under the program during the first six months of 2025 of approximately $15.9 million compared to $4.4 million in the first six months of 2024. The Company expects total one-time cash costs of this program to be approximately 1 to 1.5 times annualized savings. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for further information.
As of June 30, 2025, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $18.8 million. The Company cannot determine a reliable estimate of the timing of cash flows related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $7.7 million as a result of offsetting benefits in other tax jurisdictions.
As previously disclosed, the Board of Directors of the Company has approved a share repurchase program (“2024 Share Repurchase Program”), authorizing the Company to repurchase up to an aggregate of $150 million of the Company’s outstanding common stock and replacing the prior share repurchase program. The 2024 Share Repurchase Program was effective immediately and has no expiration date. The Company made certain purchases under the 2024 Share Repurchase Program during the six months ended June 30, 2025. See Item 2, Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities, within Part II of this Report for further information.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The Company believes that its existing cash, anticipated cash flows from operations and available liquidity will be sufficient to support its operating requirements and fund its business objectives for at least the next twelve months, including but not limited to payments of dividends to shareholders, share repurchases, capital expenditures, other growth opportunities (including potential acquisitions), pension plan contributions, implementing actions to achieve the Company’s sustainability goals and other potential known or anticipated contingencies. The Company also believes it has sufficient additional liquidity to support its operating requirements and to fund its business obligations for the period beyond the next twelve months, including the aforementioned items which are expected to recur annually, as well as future principal and interest payments on the Company’s Credit Facility, tax obligations and other long-term liabilities. The Company’s liquidity is affected by many factors, some based on normal operations of our business and others related to the impact of global events on our business and on global economic conditions as well as industry uncertainties, which we cannot predict. We also cannot predict economic conditions and industry downturns or the timing, strength or duration of recoveries. We may seek, as we believe appropriate, additional debt or equity financing that would provide capital for corporate purposes, working capital funding, additional liquidity needs or to fund future growth opportunities, including possible acquisitions and organic investments. The timing and amount of potential additional capital requirements cannot be determined at this time and will depend on a number of factors, including the actual and projected demand for our products, specialty chemical industry conditions, competitive factors, and the condition of financial markets, among others.
Operations
Consolidated Operations Review – Comparison of the Second Quarter of 2025 with the Second Quarter of 2024
The following table summarizes the sales variances by reportable segment and consolidated operations from the prior year:

	Sales volumes	Selling price & product mix	Foreign currency	Acquisition & other	Total
Americas	(2)%	1%	(2)%	2%	(1)%
EMEA	1%	(7)%	4%	3%	1%
Asia/Pacific	8%	(5)%	—%	17%	20%
Consolidated	2%	(4)%	—%	6%	4%
Net sales in the second quarter of 2025 were $483.4 million, an increase of 4% compared to $463.6 million in the second quarter of 2024. This increase was primarily driven by a contribution from acquisitions of approximately 6% and an increase in sales volumes of 2%, partially offset by a decline in selling price and product mix of approximately 4%. The increase in sales volumes compared to the prior year was primarily a result of continued growth in the Asia/Pacific segment and new business wins across all segments, helping to offset a continuation of soft end market conditions including the uncertainty caused by tariffs, particularly in the Americas and EMEA segments. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts.
Cost of goods sold (“COGS”) was $311.7 million in the second quarter of 2025 compared to $287.8 million in the second quarter of 2024, an increase of approximately $23.9 million, or 8%. The increase in COGS reflects an increase in spend on the increase in current year sales volumes and an increase in raw material costs and manufacturing costs. Additionally, COGS in the second quarter of 2025 includes $6.0 million amortization of the fair value step-up in Dipsol’s inventories as a result of the acquisition, which is partially offset by a $3.6 million gain related to an out-of-period inventory adjustment.
Gross profit was $171.7 million in the second quarter of 2025 compared to $175.7 million in the second quarter of 2024, a decrease of $4.0 million, or 2% primarily due to an increase in raw materials costs and the amortization of the fair value step-up in Dipsol’s inventories, partially offset by the increase in net sales and gain on inventory adjustment, as mentioned above. The Company’s reported gross margin in the second quarter of 2025 was 35.5% compared to 37.9% in the second quarter of 2024. The Company’s non-GAAP gross margin in the second quarter of 2025 was 36.0% compared to 37.9% in the second quarter of 2024. See the Non-GAAP Measures section of this Item below for additional details.
SG&A expense was $126.6 million in the second quarter of 2025 compared to $116.9 million in the second quarter of 2024, an increase of approximately $9.7 million, or 8%, primarily driven by an increase in SG&A expense related to acquisitions.
The Company incurred Restructuring and related charges of $8.8 million and $0.3 million during the second quarter of 2025 and 2024, respectively, primarily related to additional reductions in headcount and facility closure costs under the Company’s restructuring program. See the Non-GAAP Measures section below and Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.

Quaker Chemical Corporation
Management’s Discussion and Analysis
During the second quarter of 2025, the Company recorded an $88.8 million non-cash impairment charge to write down the remaining value of goodwill associated with the Company’s EMEA reportable segment. This non-cash impairment charge is the result of the Company’s conclusion that the negative impacts of the lower than projected financial performance, driven by the continuation of soft end market conditions, as well as an increase in the Company’s cost of capital, driven by uncertainty around the potential negative impacts of tariffs, represented a triggering event for the Company’s EMEA reporting unit and the associated goodwill, as well as the related asset group. There were no similar impairment charges during the second quarter of 2024. See Note 13, Goodwill and Other Intangible Assets, to the Condensed Consolidated Financial Statements for additional information.
Operating loss in the second quarter of 2025 was $52.5 million compared to operating income of $58.4 million in the second quarter of 2024. The operating loss was primarily driven by the $88.8 million non-cash impairment charge described above. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item below, the Company’s non-GAAP operating income was $50.6 million in the second quarter of 2025 and $59.8 million in the second quarter of 2024. The decrease was primarily due to lower gross margins and higher SG&A primarily related to acquisitions, partially offset by an increase in net sales, as described above.
The Company had Other expense, net of $0.7 million in the second quarter of 2025 as compared to Other income, net of $0.4 million in the second quarter of 2024. Both the second quarter of 2025 and 2024 included foreign exchange transaction losses, which were $0.4 million higher in the current year, and income from non-income tax credits, which were $0.7 million higher in the prior year. The second quarter of 2025 also included $0.8 million of interest income and an acquisition related earnout liability adjustment of $0.3 million.
Interest expense was $12.8 million in the second quarter of 2025 compared to $10.8 million in the second quarter of 2024, an increase of approximately $2.0 million, primarily as a result of higher outstanding borrowings.
The Company’s effective tax rates for the second quarters of 2025 and 2024 were (8.3)% and 32.8%, respectively. The Company’s effective tax rate for the second quarter of 2025 was largely driven by our mix of pre-tax earnings, goodwill impairment charges and withholding taxes, offset by return to provision adjustments and net favorable reductions in uncertain tax positions. Comparatively, the effective tax rate for the second quarter of 2024 was largely driven by the mix of pre-tax earnings, certain one-time charges related to an intercompany intangible asset transfer, and withholding taxes. Excluding the impact of non-core items in each quarter, described in the Non-GAAP Measures section of this Item below, the Company estimates that its effective tax rates for the second quarters of 2025 and 2024 would have been approximately 28% in both periods. The Company may experience continued volatility in its effective tax rates due to several factors, including the timing of tax audits, the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of timing and amount of certain incentives in various tax jurisdictions, and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of factors, including forecasted mix of earnings, which may vary.
Equity in net income of associated companies was $4.9 million in the second quarter of 2025 compared to $2.6 million in the second quarter of 2024, an increase of $2.3 million, primarily due to higher current year income from the Company’s 32% investment in Primex, a captive insurance company.
Net income attributable to noncontrolling interest was less than $0.1 million in the second quarter of 2025 and 2024.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Consolidated Operations Review – Comparison of the First Six Months of 2025 with the First Six Months of 2024
The following table summarizes the sales variances by reportable segment and consolidated operations from the prior year:

	Sales volumes	Selling price & product mix	Foreign currency	Acquisition & other	Total
Americas	(2)%	—%	(3)%	1%	(4)%
EMEA	(3)%	(3)%	1%	2%	(3)%
Asia/Pacific	4%	(4)%	(1)%	10%	9%
Consolidated	(1)%	(2)%	(2)%	4%	(1)%
Net sales were $926.3 million in the first six months of 2025 compared to $933.3 million in the first six months of 2024. The net sales decrease of $7.0 million, or 1%, year-over-year reflects decreases in selling price and product mix of approximately 2%, an unfavorable impact from foreign currency translation of approximately 2%, and a decline in sales volumes of approximately 1%, partially offset by a contribution from acquisitions of approximately 4%. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. The decline in sales volumes was primarily a result of a continuation of soft end market conditions including the uncertainty caused by tariffs, particularly in the Americas and EMEA segments, partially offset by an increase in sales volumes in the Asia/Pacific segment, continued new business wins across all segments and a contribution from acquisitions across all segments.
COGS were $593.3 million in the first six months of 2025 compared to $576.0 million in the first six months of 2024. The increase in COGS of approximately $17.3 million, or 3%, reflects an increase in global raw material costs and manufacturing costs. Additionally, COGS in the first six months of 2025 includes $6.0 million amortization of the fair value step-up in Dipsol’s inventories as a result of the acquisition, which is partially offset by a $3.6 million gain related to an out-of-period inventory adjustment.
Gross profit was $333.0 million in the first six months of 2025 compared to $357.3 million in the first six months of 2024, a decrease of approximately $24.3 million, or 7%, primarily as a result of the decline in sales as mentioned above, partially offset by an increase in the Company’s raw material costs and manufacturing costs. The Company’s reported gross margin in the first six months of 2025 was 35.9% compared to 38.3% in the first six months of 2024. The Company’s non-GAAP gross margin in the first six months of 2025 was 36.2% compared to 38.3% in the first six months of 2024. See the Non-GAAP Measures section of this Item below for additional details.
SG&A was $245.6 million in the first six months of 2025 compared to $241.1 million in the first six months of 2024, an increase of $4.5 million, or 2%, primarily driven by an increase in SG&A relating to acquisitions, partially offset by lower incentive compensation.
The Company incurred Restructuring and related charges of $23.4 million and $2.2 million during the first six months of 2025 and 2024, respectively, related to additional reductions in headcount and facility closure costs under the Company’s restructuring program. See the Non-GAAP Measures section of this Item, below.
During the first six months of 2025, the Company recorded an $88.8 million non-cash impairment charge to write down the remaining value of goodwill associated with the Company’s EMEA reportable segment. This non-cash impairment charge is the result of the Company’s conclusion that the negative impacts of the lower than projected financial performance, driven by the continuation of soft end market conditions, as well as an increase in the Company’s cost of capital, driven by uncertainty around the potential negative impacts of tariffs, represented a triggering event for the Company’s EMEA reporting unit and the associated goodwill, as well as the related asset group. There were no similar impairment charges during the first six months of 2024. See Note 13, Goodwill and Other Intangible Assets, to the Condensed Consolidated Financial Statements for additional information.
Operating loss in the first six months of 2025 was $24.9 million compared to operating income of $114.0 million in the first six months of 2024. The operating loss was primarily driven by the $88.8 million non-cash impairment charge described above. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item, below, the Company’s current year non-GAAP operating income decreased to $96.4 million for the first six months of 2025 compared to $119.1 million in the prior year’s first six months primarily due to lower gross profit and an increase in SG&A.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The Company had Other loss, net of $1.4 million in the first six months of 2025 compared to Other income, net of $1.5 million in the first six months of 2024. The first six months of 2025 and 2024 both included foreign exchange transaction losses, which were $3.4 million higher in the current year and income from non-income tax credits, which were $2.7 million lower in the current year. The first six months of 2025 also included a $2.1 million net gain on disposals of property and $1.4 million of interest income, whereas the first six months of 2024 included $0.9 million of expense associated with a payment related to a product liability dispute with one of the Company’s customers. See the Non-GAAP Measures section of this Item, below.
Interest expense of $22.3 million increased $0.7 million in the first six months of 2025 compared to $21.6 million in the first six months of 2024 primarily as a result of higher outstanding borrowings, partially offset by decreases in interest rates.
The Company’s effective tax rates for the first six months of 2025 and 2024 were (26.8)% and 30.1%, respectively. The Company’s effective tax rate for the six months ended June 30, 2025 was primarily impacted by the mix of pre-tax earnings, goodwill impairment charges, return to provision adjustments and withholding taxes offset by net favorable reductions in uncertain tax positions. Comparatively, the effective tax rates for the six months ended June 30, 2024 were primarily impacted by the mix of pre-tax earnings, certain one-time charges related to an intercompany intangible asset transfer, and withholding taxes, offset by changes in uncertain tax positions. Excluding the impact of non-core items in each period, described in the Non-GAAP Measures section of this Item, below, the Company estimates that its effective tax rates for the first six months of 2025 and 2024 would have been approximately 29% and 28%, respectively. The Company expects continued volatility in its effective tax rates due to several factors, including the timing and scope of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, the treatment of certain acquisition-related costs and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of factors, including forecasted mix of earnings, which may vary.
Equity in net income of associated companies was $7.9 million in the first six months of 2025 compared to $4.6 million in the first six months of 2024. The increase of $3.3 million was primarily due to higher current year income from the Company’s 50% equity interest in a joint venture in Korea and higher current year income from the Company’s 32% investment in Primex, a captive insurance company.
Net income attributable to noncontrolling interest was less than $0.1 million in the first six months of 2025 and 2024.
Reportable Segments Review - Comparison of the Second Quarter of 2025 with the Second Quarter of 2024
The Company’s reportable segments reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the Chief Operating Decision Maker of the Company assesses performance. The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific.
Segment operating earnings for each of the Company’s reportable segments are comprised of the segment’s net sales less directly related product costs and other operating expenses. Operating expenses not directly attributable to the net sales of each respective segment, such as certain corporate and administrative costs and restructuring charges, are not included in segment operating earnings. Other items not specifically identified with the Company’s reportable segments include Interest expense and Other (expense) income, net.
Americas
Americas represented approximately 46% of the Company’s consolidated net sales in the second quarter of 2025. This segment’s net sales were $221.1 million, a decrease of $2.5 million, or 1%, compared to the second quarter of 2024. This was driven by a decrease in sales volumes of approximately 2% and an unfavorable impact from foreign currency translation of approximately 2%, partially offset by a contribution from acquisitions of approximately 2% and an increase in selling price and product mix of approximately 1%. The decline in sales volumes compared to the prior year was primarily driven by a continuation of soft end market conditions further impacted by the uncertainty of tariffs, especially for metalworking applications, partially offset by new business wins. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Mexican peso and Brazilian real. Segment operating earnings were $59.0 million, a decrease of $5.2 million, or 8%, compared to the second quarter of 2024, driven by a modest decline in net sales and lower segment operating margins, primarily driven by lower gross margins for the segment, due to higher raw material and manufacturing costs.

Quaker Chemical Corporation
Management’s Discussion and Analysis
EMEA
EMEA represented approximately 29% of the Company’s consolidated net sales in the second quarter of 2025. This segment’s net sales were $139.9 million, an increase of $1.9 million, or 1%, compared to the second quarter of 2024. This was driven by an increase in sales volumes of approximately 1%, a favorable impact from foreign currency translation of approximately 4% and an increase in sales from acquisitions, relating to the acquisitions of Dipsol, Natech and CSI, of approximately 3%, partially offset by lower selling price and product mix of approximately 7%. The increase in sales volumes was primarily driven by new business wins, which helped offset a continuation of soft end market conditions, which were further impacted by the uncertainty of tariffs. The favorable foreign currency translation impact was primarily due to the weakening of the U.S. dollar against the Euro. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. Segment operating earnings were $25.0 million, a decrease of $1.7 million, or 6%, compared to the second quarter of 2024, as the increase in net sales was offset by lower segment operating margins, primarily due to lower gross margins for the segment, and higher SG&A, primarily related to acquisitions.
Asia/Pacific
Asia/Pacific represented approximately 25% of the Company’s consolidated net sales in the second quarter of 2025. This segment’s net sales were $122.4 million, an increase of $20.4 million, or 20%, compared to the second quarter of 2024. This was driven by an increase in sales volumes of approximately 8% and an increase in sales from acquisitions of approximately 17%, primarily relating to the acquisitions of Dipsol and Sutai, partially offset by a decrease in selling price and product mix of approximately 5%. The increase in sales volumes was primarily driven by new business wins and a more favorable end market backdrop despite uncertainty related to tariffs. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. The foreign currency translation impact, primarily reflecting the movement between the U.S. dollar and the Chinese renminbi, was immaterial compared to the prior year. Segment operating earnings were $28.7 million, a decrease of $2.3 million, or 7%, compared to the second quarter of 2024 despite an increase in net sales, due to lower segment gross margins and higher SG&A, primarily related to acquisitions.
Reportable Segments Review - Comparison of the First Six Months of 2025 with the First Six Months of 2024
Americas
Americas represented approximately 47% of the Company’s consolidated net sales in the first six months of 2025. This segment’s net sales were $434.8 million, a decrease of $18.5 million, or 4%, compared to the first six months of 2024. This was driven by a decrease in sales volumes of approximately 2% and an unfavorable impact of foreign currency translation of approximately 3%, partially offset by an increase in sales from the acquisition of Dipsol of approximately 1%. Selling price and product mix remained relatively flat in the first six months of 2025. The decline in sales volumes was primarily driven by a continuation of soft market conditions and customer order patterns, partially offset by new business wins. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Brazilian real and Mexican peso during the first six months of 2025 compared to 2024. The Americas segment’s operating earnings were $117.4 million, a decrease of $13.5 million, or 10%, compared to the first six months of 2024 primarily driven by lower net sales and lower segment operating margins.
EMEA
EMEA represented approximately 29% of the Company’s consolidated net sales in the first six months of 2025. This segment’s net sales were $269.2 million, a decrease of $7.2 million, or 3%, compared to the first six months of 2024. This was a result of a decrease in selling price and product mix of approximately 3% and a decrease in sales volumes of approximately 3%, partially offset by an increase in sales from acquisitions of Dipsol, Natech, CSI, and IKV of approximately 2% and a favorable foreign currency translation impact of approximately 1%, primarily due to the weakening of the U.S. dollar against the Euro. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. The decline in sales volumes was primarily driven by softer market conditions, partially offset by new business wins. The EMEA segment’s operating earnings were $48.4 million, a decrease of $7.8 million, or 14%, compared to the first six months of 2024 primarily driven by lower net sales and segment operating margins, reflecting higher raw material and manufacturing costs, and higher SG&A related to acquisitions.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Asia/Pacific
Asia/Pacific represented approximately 24% of the Company’s consolidated net sales in the first six months of 2025. This segment’s net sales were $222.3 million, an increase of $18.7 million, or 9%, compared to the first six months of 2024. This was driven by an increase in sales volumes of approximately 4% and a further contribution from acquisitions of approximately 10%, partially offset by lower selling price and product mix of approximately 4% and an unfavorable impact of foreign currency translation of approximately 1%. The increase in sales volumes was primarily driven by new business wins coupled with a more favorable end market environment and a contribution from acquisitions, including Dipsol and Sutai, compared to the prior year period. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Chinese renminbi. The Asia/Pacific segment’s operating earnings were $54.6 million, a decrease of $6.7 million, or 11%, compared to the first six months of 2024 as an improvement in net sales was offset by lower segment gross margins and an increase in SG&A, primarily related to acquisitions.
Non-GAAP Measures
The information in this Form 10-Q includes non-GAAP (unaudited) financial information that includes EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP gross profit, non-GAAP gross margin, taxes on income before equity in net income of associated companies – adjusted, non-GAAP net income and non-GAAP earnings per diluted share. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they enhance a reader’s understanding of the financial performance of the Company, facilitate a comparison among fiscal periods, and exclude items that management believes are not indicative of future operating performance or considered core to the Company’s operations. Non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP. In addition, our definitions of EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP gross profit, non-GAAP gross margin, taxes on income before equity in net income of associated companies – adjusted, non-GAAP net income, and non-GAAP earnings per diluted share, as discussed and reconciled below to the most comparable GAAP measures, may not be comparable to similarly named measures reported by other companies.
The Company presents EBITDA, which is calculated as net income attributable to the Company before depreciation and amortization, interest expense, and taxes on income before equity in net income of associated companies. The Company also presents adjusted EBITDA which is calculated as EBITDA plus or minus certain items that management believes are not indicative of future operating performance or considered core to the Company’s operations. The Company presents non-GAAP operating income, which is calculated as operating income plus or minus certain items that are not considered indicative of future operating performance or considered core to the Company’s operations. Additionally, the Company presents non-GAAP gross profit, which is calculated as gross profit plus or minus certain items that management believes are not considered indicative of future operating performance or considered core to the Company’s operations. Adjusted EBITDA margin, non-GAAP operating margin, and non-GAAP gross margin are calculated as the percentage of adjusted EBITDA, non-GAAP operating income, and non-GAAP gross profit to consolidated net sales, respectively. The Company believes these non-GAAP measures provide transparent and useful information and are widely used by analysts, investors, and competitors in our industry as well as by management in assessing the operating performance of the Company on a consistent basis.
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

Quaker Chemical Corporation
Management’s Discussion and Analysis
Certain of the prior period non-GAAP financial measures presented in the following tables have been adjusted to conform with current period presentation. The following tables reconcile the Company’s non-GAAP financial measures (unaudited) to their most directly comparable GAAP (unaudited) financial measures (dollars in thousands unless otherwise noted, except per share amounts):

Non-GAAP Gross Profit and Margin Reconciliations	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross profit	$171,723	$175,718	$332,983	$357,281
Acquisition-related step-up inventory amortization (a)	6,022	—	6,022	—
Gain on inventory and other adjustments (d)	(3,604)	—	(3,604)	—
Non-GAAP gross profit	$174,141	$175,718	$335,401	$357,281
Non-GAAP gross margin (%) (q)	36.0%	37.9%	36.2%	38.3%

Non-GAAP Operating Income and Margin Reconciliations	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating (loss) income	$(52,510)	$58,449	$(24,886)	$113,975
Acquisition-related step-up inventory amortization (a)	6,022	—	6,022	—
Restructuring and related charges, net (b)	8,793	320	23,383	2,177
Acquisition-related expenses (c)	803	234	4,133	517
Gain on inventory and other adjustments (d)	(3,927)	—	(3,927)	—
Customer insolvency costs (h)	—	—	—	1,522
Impairment charges (l)	88,840	—	88,840	—
Acquisition-related depreciation and amortization (n)	1,681	—	1,681	—
Other charges (e)	939	812	1,165	866
Non-GAAP operating income	$50,641	$59,815	$96,411	$119,057
Non-GAAP operating margin (%) (q)	10.5%	12.9%	10.4%	12.8%

Quaker Chemical Corporation
Management’s Discussion and Analysis

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Net Income Reconciliations	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income attributable to Quaker Chemical Corporation	$(66,580)	$34,885	$(53,658)	$70,112
Depreciation and amortization (o)	23,921	21,428	44,751	42,484
Interest expense	12,779	10,754	22,324	21,578
Taxes on income before equity in net income of associated companies (p)	5,472	15,778	13,014	28,286
EBITDA	(24,408)	82,845	26,431	162,460
Equity income in a captive insurance company (f)	(2,075)	(475)	(2,746)	(981)
Acquisition-related step-up inventory amortization (a)	6,022	—	6,022	—
Restructuring and related charges, net (b)	8,793	320	23,383	2,177
Acquisition-related expenses (c)	803	234	4,133	517
Gain on inventory and other adjustments (d)	(3,927)	—	(3,927)	—
Customer insolvency costs (h)	—	—	—	1,522
Impairment charges (l)	88,840	—	88,840	—
Product liability claim costs, net (i)	—	—	—	896
Currency conversion impacts of hyper-inflationary economies (g)	652	613	1,187	(291)
(Gain) loss on acquisition-related hedges (j)	(592)	—	1,351	—
Gain on sale of assets (k)	(357)	—	(2,534)	—
Other charges (e)	1,728	754	2,387	1,273
Adjusted EBITDA	$75,479	$84,291	$144,527	$167,573
Adjusted EBITDA margin (%) (q)	15.6%	18.2%	15.6%	18.0%

Adjusted EBITDA	$75,479	$84,291	$144,527	$167,573
Less: Depreciation and amortization (o)	23,921	21,428	44,751	42,484
Less: Interest expense	12,779	10,754	22,324	21,578
Less: Taxes on income before equity in net income of associated companies - adjusted (p)	10,460	13,877	21,104	27,606
Plus: Acquisition-related depreciation and amortization (n)	1,681	—	1,681	—
Non-GAAP net income	$30,000	$38,232	$58,029	$75,905

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP (loss) earnings per diluted share attributable to Quaker Chemical Corporation common shareholders	$(3.78)	$1.94	$(3.04)	$3.89
Equity income in a captive insurance company (f)	(0.12)	(0.02)	(0.16)	(0.05)
Acquisition-related step-up inventory amortization (a)	0.25	—	0.25	—
Restructuring and related charges, net (b)	0.38	0.01	1.00	0.09
Acquisition-related expenses (c)	0.05	0.01	0.19	0.02
Gain on inventory and other adjustments (d)	(0.16)	—	(0.16)	—
Customer insolvency costs (h)	—	—	—	0.06
Impairment charges (l)	4.91	—	4.91	—
Product liability claim costs, net (i)	—	—	—	0.04
Currency conversion impacts of hyper-inflationary economies (g)	0.04	0.03	0.07	(0.02)
(Gain) loss on acquisition-related hedges (j)	(0.02)	—	0.06	—
Gain on sale of assets (k)	(0.02)	—	(0.11)	—
Other charges (e)	0.06	0.03	0.08	0.06
Discrete tax items (m)	0.05	0.13	0.13	0.13
Acquisition-related depreciation and amortization (n)	0.07	—	0.07	—
Non-GAAP earnings per diluted share (r)	$1.71	$2.13	$3.29	$4.22
(a)Acquisition-related step-up inventory amortization represents the amortization of the fair value step-up in Dipsol’s inventories as a result of the acquisition which is recorded within Cost of goods sold in the Company’s Condensed Consolidated Statements of Operations. See Note 2, Business Acquisitions, to the Condensed Consolidated Financial Statements for additional information.
(b)Restructuring and related charges, net represent the costs incurred by the Company associated with the Company’s restructuring program and facility closures. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.
(c)Acquisition-related expenses include expenses associated with the Company’s recent and potential acquisitions, including legal, financial, consulting and other costs.
(d)Gain on inventory and other adjustments represents immaterial out-of-period adjustments for inventory and other items and is recorded within Cost of goods sold and SG&A in the Company’s Condensed Consolidated Statements of Operations.
(e)Other charges include professional fees incurred in connection with tax audits, the non-service components of pension expense, certain consultant and advisory expenses for the Company’s long-term strategic planning and other items. See Note 9, Pension and Other Postretirement Benefits, and Note 10, Other (expense) income, net, to the Condensed Consolidated Financial Statements for additional information.
(f)Equity income in a captive insurance company represents the after-tax income attributable to the Company’s interest in Primex, Ltd. (“Primex”), a captive insurance company. The Company holds a 32% investment in and has significant influence over Primex, and therefore accounts for this interest under the equity method of accounting.
(g)Currency conversion impacts of hyper-inflationary economies represents the foreign currency remeasurement impacts associated with the Company’s affiliates in Argentina and Türkiye whose local economies are designated as hyper-inflationary under U.S. GAAP. These pre-tax foreign currency remeasurement impacts are not deductible for tax purposes for both the three and six months ended June 30, 2025 and 2024. The charges incurred relate to the immediate recognition of foreign currency remeasurement in the Condensed Consolidated Statements of Operations.
(h)Customer insolvency costs represent charges associated with a specific reserve for trade accounts receivable within the Company’s EMEA reportable segment related to a specific customer that filed for bankruptcy protection.
(i)Product liability claim costs, net represents expense related to the payments by the Company in connection with a product liability dispute with a customer, net of insurance recoveries during the six months ended June 30, 2024. See Note 10, Other (expense) income, net, to the Condensed Consolidated Financial Statements for additional information.

Quaker Chemical Corporation
Management’s Discussion and Analysis
(j)(Gain) loss on acquisition-related hedges represents the mark-to-market and settlement of the foreign exchange forward contracts entered into March 2025 for an aggregate notional amount totaling $155.3 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Japanese yen in connection with the acquisition of Dipsol. See Note 2, Business Acquisitions, and Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for additional information.
(k)Gain on sale of assets represents the gain recognized on the sale of certain property previously classified as held for sale and gain on sale of other assets that are not considered core to the Company’s operations. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.
(l)Impairment charges represents the non-cash charge taken to write down the remaining carrying value of goodwill in the EMEA reportable segment. See Note 13, Goodwill and Other Intangible Assets, to the Condensed Consolidated Financial Statements for additional information.
(m)Discrete tax items include certain impacts of uncertain tax positions. See Note 11, Income Taxes, to the Condensed Consolidated Financial Statements for more information.
(n)Acquisition-related depreciation and amortization represents amortization expense recorded for definite-lived intangible assets in connection with the Dipsol and Natech acquisitions and depreciation expense recorded in connection with the fair value step-up of Dipsol’s property, plant, and equipment. See Note 2, Business Acquisitions, and Note 13, Goodwill and Other Intangible Assets, for more information.
(o)Depreciation and amortization for the three and six months ended June 30, 2025 and 2024 each includes approximately $0.2 million and $0.5 million, respectively, of amortization expense recorded within equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations. This is attributable to the amortization of the fair value purchase accounting step-up in connection with the acquisition of the Company’s 50% equity interest in Korea Houghton Corporation.
(p)Taxes on income before equity in net income of associated companies – adjusted presents the impact of any current and deferred income tax expense (benefit), as applicable, of the reconciling items presented in the reconciliation of net income attributable to Quaker Chemical Corporation to adjusted EBITDA and was determined utilizing the applicable rates in the taxing jurisdictions in which the adjustments occurred, subject to deductibility. This caption also includes the impact of specific tax charges and benefits for the three and six months ended June 30, 2025 and 2024.
(q)The Company calculates adjusted EBITDA margin, non-GAAP operating margin, and non-GAAP gross margin as the percentage of adjusted EBITDA, non-GAAP operating income, and non-GAAP gross profit to consolidated net sales.
(r)In each given period, the Company calculates non-GAAP earnings per diluted share as non-GAAP net income attributable to the Company per weighted average diluted shares outstanding using the “two-class share method”.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet items outstanding as of June 30, 2025 include approximately $7 million of bank letters of credit and guarantees. The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources.

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
Other major risks and uncertainties include, but are not limited to, legislative and regulatory developments including changes to existing laws and regulations, or the way they are interpreted, applied or enforced; tariffs, trade restrictions and the economic and other sanctions imposed by other nations on Russia and Belarus and/or other governments or government organizations; suspensions of activities in Russia by many multinational companies; foreign currency fluctuations; significant changes in applicable tax rates and regulations and the potential impacts therefrom, including those arising from H.R.1, commonly known as the “One Big Beautiful Bill Act”; future terrorist attacks and other acts of violence; the impacts of consolidation in our industry, including loss or consolidation of a major customer; the effects of climate change, fires or other natural disasters; and the potential occurrence of cyber-security breaches, cyber-security attacks, and other technology outages and security incidents. Furthermore, the Company is subject to the same business cycles as those experienced by our customers in the steel, automotive, aerospace, industrial equipment, aluminum, and durable goods industries.

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
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2025, the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.
Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2025.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this Report:

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share (1)(2)	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 - April 30	196	$114.19	—	$100,758,700
May 1 - May 31	150,000	$107.95	150,000	$84,565,774
June 1 - June 30	146,113	$112.93	146,113	$68,065,837
Total	296,309	$110.41	296,113	$68,065,837
(1)196 of these shares were acquired from employees related to the surrender of Quaker Chemical Corporation shares in payment of the vesting of restricted stock awards or units. The price paid for shares acquired from employees pursuant to employee benefit and share-based compensation plans is based on the closing price of the Company’s common stock on the date of vesting as specified by the plan pursuant to which the applicable option, restricted stock award, or restricted stock unit was granted.
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
Item 5. Other Information.
Insider Trading Arrangements and Policies
No director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended June 30, 2025.

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

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Thomas Coler
Date: July 31, 2025	Thomas Coler, Executive Vice President, Chief Financial Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)