Form 10-Q
period 2025-09-30
QUAKER CHEMICAL CORP
filed 2025-10-30
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on October 27, 2025	17,340,035

Quaker Chemical Corporation

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited).
Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$493,842	$462,274	$1,420,156	$1,395,600
Cost of goods sold (excluding amortization expense - See Note 13)	312,977	289,725	906,308	865,770
Gross profit	180,865	172,549	513,848	529,830
Selling, general and administrative expenses	126,479	118,221	372,125	359,350
Impairment charges	—	—	88,840	—
Restructuring and related charges, net	7,745	2,610	31,128	4,787
Operating income	46,641	51,718	21,755	165,693
Other (expense) income, net	(270)	783	(1,632)	2,285
Interest expense	(10,941)	(10,347)	(33,265)	(31,925)
Income (loss) before taxes and equity in net income of associated companies	35,430	42,154	(13,142)	136,053
Taxes on income before equity in net income of associated companies	9,266	12,167	22,280	40,453
Income (loss) before equity in net income of associated companies	26,164	29,987	(35,422)	95,600
Equity in net income of associated companies	4,322	2,385	12,262	6,940
Net income (loss)	30,486	32,372	(23,160)	102,540
Less: Net income attributable to noncontrolling interest	17	26	29	82
Net income (loss) attributable to Quaker Chemical Corporation	$30,469	$32,346	$(23,189)	$102,458
Per share data:
Net income (loss) attributable to Quaker Chemical Corporation common shareholders – basic	$1.75	$1.81	$(1.32)	$5.71
Net income (loss) attributable to Quaker Chemical Corporation common shareholders – diluted	$1.75	$1.81	$(1.32)	$5.70
Dividends declared	$0.508	$0.485	$1.478	$1.395
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$30,486	$32,372	$(23,160)	$102,540

Other comprehensive (loss) income, net of tax
Currency translation adjustments	(400)	41,529	88,741	(2,700)
Defined benefit retirement plans	222	(522)	(1,147)	(43)
Current period change in fair value of derivatives	(332)	(4,024)	(1,024)	(1,694)
Unrealized gain (loss) on available-for-sale securities	362	325	(149)	326
Other comprehensive (loss) income	(148)	37,308	86,421	(4,111)

Comprehensive income	30,338	69,680	63,261	98,429
Less: Comprehensive income attributable to noncontrolling interest	(21)	(20)	(164)	(4)
Comprehensive income attributable to Quaker Chemical Corporation	$30,317	$69,660	$63,097	$98,425
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Unaudited; Dollars in thousands, except par value)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$172,038	$188,880
Accounts receivable, net	436,216	400,126
Inventories
Raw materials and supplies	124,225	112,457
Work-in-process and finished goods	144,383	115,015
Prepaid expenses and other current assets	69,123	59,939
Total current assets	945,985	876,417
Property, plant and equipment, at cost	579,429	483,033
Less: Accumulated depreciation	(283,645)	(253,501)
Property, plant and equipment, net	295,784	229,532
Right-of-use lease assets	38,454	34,120
Goodwill	501,767	518,894
Other intangible assets, net	890,645	827,098
Investments in associated companies	106,783	98,012
Deferred tax assets	10,050	9,216
Other non-current assets	27,329	17,360
Total assets	$2,816,797	$2,610,649
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$35,949	$37,554
Accounts payable	205,541	198,137
Dividends payable	8,825	8,572
Accrued compensation	42,095	50,212
Accrued restructuring	4,800	2,297
Accrued pension and postretirement benefits	2,259	2,328
Other accrued liabilities	83,930	80,668
Total current liabilities	383,399	379,768
Long-term debt	838,522	669,614
Long-term lease liabilities	22,637	20,028
Deferred tax liabilities	150,726	138,828
Non-current accrued pension and postretirement benefits	23,769	23,783
Other non-current liabilities	30,861	24,445
Total liabilities	1,449,914	1,256,466
Commitments and contingencies (Note 18)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding September 30, 2025 – 17,367,942 shares; December 31, 2024 – 17,673,607 shares	17,368	17,674
Capital in excess of par value	876,911	903,781
Retained earnings	584,706	633,731
Accumulated other comprehensive loss	(115,333)	(201,619)
Total Quaker shareholders’ equity	1,363,652	1,353,567
Noncontrolling interest	3,231	616
Total equity	1,366,883	1,354,183
Total liabilities and equity	$2,816,797	$2,610,649
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(23,160)	$102,540
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	68,471	63,159
Equity in undistributed earnings of associated companies, net of dividends	(4,366)	1,045
Deferred income taxes	(16,503)	(7,934)
Share-based compensation	10,419	12,413
Impairment charges	88,840	—
Restructuring and related charges, net	31,128	4,787
Inventory step-up amortization	6,022	—
Gain on disposal of property, plant and equipment and other assets	(2,051)	—
Other adjustments	(5,082)	(4,325)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	4,585	20,625
Inventories	(16,473)	(10,875)
Prepaid expenses and other current assets	(4,258)	(7,912)
Accrued restructuring	(21,671)	(6,397)
Accounts payable and accrued liabilities	(25,992)	(25,612)
Net cash provided by operating activities	89,909	141,514

Cash flows from investing activities
Investments in property, plant and equipment	(33,630)	(19,337)
Payments related to acquisitions, net of cash acquired	(164,209)	(39,302)
Proceeds from disposition of assets	2,992	2,798
Other investing activities	1,828	—
Net cash used in investing activities	(193,019)	(55,841)

Cash flows from financing activities
Payments of long-term debt	(25,967)	(48,600)
Borrowings on revolving credit facilities, net	168,938	30,500
Payments on other debt, net	(525)	(842)
Dividends paid	(25,583)	(24,523)
Shares purchased under share repurchase programs	(36,496)	(22,906)
Other stock related activity	(1,099)	(631)
Net cash provided by (used in) financing activities	79,268	(67,002)
Effect of foreign exchange rate changes on cash	7,000	(1,124)
Net (decrease) increase in cash and cash equivalents	(16,842)	17,547
Cash and cash equivalents at the beginning of the period	188,880	194,527
Cash and cash equivalents at the end of the period	$172,038	$212,074
Supplemental cash flow disclosures:
Non-cash activities:
Change in accrued purchases of property, plant and equipment, net	$(2,983)	$2,620
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited; Dollars in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2023	$17,992	$940,101	$550,641	$(124,415)	$603	$1,384,922
Net income	—	—	35,227	—	31	35,258
Amounts reported in other comprehensive loss	—	—	—	(22,572)	(73)	(22,645)
Dividends ($0.455 per share)	—	—	(8,186)	—	—	(8,186)
Share issuance and equity-based compensation plans, net	(2)	2,445	—	—	—	2,443
Balance as of March 31, 2024	$17,990	$942,546	$577,682	$(146,987)	$561	$1,391,792
Net income	—	—	34,885	—	25	34,910
Amounts reported in other comprehensive loss	—	—	—	(18,775)	1	(18,774)
Dividends ($0.455 per share)	—	—	(8,163)	—	—	(8,163)
Shares purchased under share repurchase program, net of excise taxes	(49)	(8,306)	—	—	—	(8,355)
Share issuance and equity-based compensation plans, net	—	4,196	—	—	—	4,196
Balance as of June 30, 2024	$17,941	$938,436	$604,404	$(165,762)	$587	$1,395,606
Net income	—	—	32,346	—	26	32,372
Amounts reported in other comprehensive income	—	—	—	37,314	(6)	37,308
Dividends ($0.485 per share)	—	—	(8,647)	—	—	(8,647)
Shares purchased under share repurchase program, net of excise taxes	(89)	(14,624)	—	—	—	(14,713)
Share issuance and equity-based compensation plans	—	4,344	—	—	—	4,344
Balance as of September 30, 2024	$17,852	$928,156	$628,103	$(128,448)	$607	$1,446,270

Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited; Dollars in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2024	$17,674	$903,781	$633,731	$(201,619)	$616	$1,354,183
Net income (loss)	—	—	12,922	—	(5)	12,917
Amounts reported in other comprehensive income	—	—	—	25,964	4	25,968
Dividends ($0.485 per share)	—	—	(8,574)	—	—	(8,574)
Shares purchased under share repurchase program, net of excise taxes	—	—	—	—	—	—
Share issuance and equity-based compensation plans, net	6	2,000	—	—	—	2,006
Balance as of March 31, 2025	$17,680	$905,781	$638,079	$(175,655)	$615	$1,386,500
Net (loss) income	—	—	(66,580)	—	17	(66,563)
Amounts reported in other comprehensive income	—	—	—	60,474	127	60,601
Noncontrolling interest from acquisition	—	—	—	—	2,451	2,451
Dividends ($0.485 per share)	—	—	(8,436)	—	—	(8,436)
Shares purchased under share repurchase program, net of excise taxes	(296)	(32,686)	—	—	—	(32,982)
Share issuance and equity-based compensation plans, net	10	3,874	—	—	—	3,884
Balance as of June 30, 2025	$17,394	$876,969	$563,063	$(115,181)	$3,210	$1,345,455
Net income	—	—	30,469	—	17	30,486
Amounts reported in other comprehensive (loss) income	—	—	—	(152)	4	(148)
Dividends ($0.508 per share)	—	—	(8,826)	—	—	(8,826)
Shares purchased under share repurchase program, net of excise taxes	(30)	(3,806)	—	—	—	(3,836)
Share issuance and equity-based compensation plans, net	4	3,748	—	—	—	3,752
Balance as of September 30, 2025	$17,368	$876,911	$584,706	$(115,333)	$3,231	$1,366,883

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
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 1 – Basis of Presentation and Description of Business
As used in these Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the period ended September 30, 2025 (the “Report”), the terms “Quaker Houghton,” the “Company,” “we,” and “our” refer to Quaker Chemical Corporation (doing business as Quaker Houghton), its subsidiaries, and associated companies, unless the context otherwise requires.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. The results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Hyper-inflationary economies
Argentina’s and Türkiye’s economies were considered hyper-inflationary under U.S. GAAP effective July 1, 2018 and April 1, 2022, respectively. As of and for the three and nine months ended September 30, 2025, the Company’s Argentine and Turkish subsidiaries together represented approximately 1% and 2% of the Company’s consolidated total assets and net sales, respectively. During the three and nine months ended September 30, 2025, the Company recorded $0.9 million and $2.1 million of remeasurement losses associated with the applicable currency conversions, respectively. Comparatively, during the three and nine months ended September 30, 2024, the Company recorded $0.6 million and $0.3 million of remeasurement losses associated with the applicable currency conversions, respectively. These losses were recorded within Other (expense) income, net, in the Company’s Condensed Consolidated Statements of Operations.
Note 2 – Business Acquisitions
Dipsol
In April 2025, the Company acquired Dipsol Chemicals Co., Ltd. and its subsidiaries, (“Dipsol”) for approximately $185.6 million (27.7 billion JPY), which included approximately $30.1 million (4.5 billion JPY) of acquired cash for a net purchase price of approximately $155.5 million (23.2 billion JPY). In July 2025, the Company satisfied all routine and customary post-closing conditions and finalized the purchase price with no adjustments. The Company funded the acquisition purchase price with borrowings under its existing credit facility. In connection with the acquisition of Dipsol, the Company entered into foreign currency forward contracts, which resulted in a $187.0 million cash payment and a $1.4 million foreign currency loss recognized during the nine months ended September 30, 2025. Dipsol is headquartered in Japan and is a leading supplier of surface treatment and plating solutions and services primarily for the automotive and other industrial applications end markets. Dipsol has operations in several countries and these operations are reported within the Company’s respective Americas, EMEA, and Asia/Pacific segments. This acquisition expands the Company’s advanced solutions businesses in attractive end markets with solid growth characteristics and high barriers to entry. Dipsol also provides significant cross-selling opportunities and enhances the Company’s ability to meet the needs of our customers across the globe.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents the preliminary estimated fair values of Dipsol assets acquired and liabilities assumed as of the acquisition date:

Dipsol Assets Acquired and Liabilities Assumed Dollars in thousands	Estimated Fair Value (1)
Fair value of assets acquired
Cash and cash equivalents	$30,084
Accounts receivable, net	16,481
Inventories	17,962
Prepaid expenses and other current assets	1,231
Property, plant and equipment, net	39,450
Right-of-use lease assets	2,534
Other intangible assets, net	55,000
Investments in associated companies	5,096
Other non-current assets	4,687
Total Assets Acquired	$172,526
Fair value of liabilities assumed
Accounts payable	$6,763
Accrued compensation	1,528
Other accrued liabilities	1,869
Long-term lease liabilities	1,446
Deferred income tax liabilities	25,898
Total Liabilities Assumed	$37,504
Noncontrolling interest	(2,451)
Goodwill	53,042
Total Consideration	$185,613
1.The Company recorded approximately $0.2 million of measurement period adjustments in the third quarter of 2025 to reflect changes in net working capital. All measurement period adjustments were offset against goodwill.
As of September 30, 2025, the allocation of the purchase price has not been finalized and the one-year measurement period has not ended. Further adjustments may be necessary as a result of the Company’s ongoing assessment of additional information related to the fair value of assets acquired and liabilities assumed.
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
The Company recognized $53.0 million of goodwill, which is comprised of $47.3 million in the Asia/Pacific segment, $5.3 million in the Americas segment, and $0.4 million in the EMEA segment. The goodwill is not deductible for tax purposes. The goodwill is primarily attributable to expected synergies.
Total sales included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2025 are $20.6 million and $41.5 million, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Natech
In April 2025, the Company acquired Natech, Ltd., (“Natech”) for approximately $6.5 million, which includes an initial cash payment of $6.0 million and a deferred payment of $0.5 million, subject to routine and customary post-closing adjustments, including an adjustment for working capital. Assets acquired included cash and cash equivalents of $1.5 million. Natech is based in the United Kingdom and is a manufacturer of surface treatment chemicals for a variety of industrial applications. Natech is reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s overall surface treatment product and application capabilities within Europe. The Company allocated $2.1 million of the purchase price to intangible assets and recognized $2.6 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected growth synergies. During the third quarter of 2025, the Company settled the working capital adjustment for an immaterial amount. As of September 30, 2025, the allocation of the purchase price has not been finalized.
CSI
In February 2025, the Company acquired Chemical Solutions & Innovations (Pty) Ltd. (“CSI”), for approximately $3.9 million, subject to routine and customary post-closing adjustments, including an adjustment for working capital. CSI is based in South Africa and is a supplier of metalworking fluids and lubricants to the South African market. CSI is reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s position in South Africa and expands the Company’s presence in that region. The Company allocated $1.4 million of the purchase price to intangible assets and recognized $1.7 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected growth synergies. During the third quarter of 2025, the Company settled the working capital adjustment for an immaterial amount. As of September 30, 2025, the allocation of the purchase price has not been finalized.
Previous Acquisitions
In July 2024, the Company acquired the Sutai Group (“Sutai”), for approximately $16.2 million, including an initial cash payment of $14.6 million, subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels, as well as earn-out provisions with an initial estimated payout of $1.6 million related to the finalization of 2024 and 2025 earnings. Assets acquired included cash and cash equivalents of $5.5 million. The Company recorded incremental income of $0.8 million during the three and nine months ended September 30, 2025 relating to adjustments to earnout provisions in Other (expense) income, net on the Condensed Consolidated Statements of Operations. As of September 30, 2025, the Company does not have any remaining earnout liabilities recorded on its Condensed Consolidated Balance Sheets. Sutai is based in Japan and provides impregnation treatment products and services to the automotive and other industries. Sutai is reported as part of the Asia/Pacific segment. This acquisition strengthens Quaker Houghton’s technology portfolio, enabling the Company to better support and optimize production processes for customers across the Japanese, Asia Pacific and global markets. The Company allocated $3.1 million of the purchase price to intangible assets and recognized $5.5 million of goodwill in the Asia/Pacific segment, none of which is deductible for tax purposes. During the first quarter of 2025, the Company settled the working capital adjustment for an immaterial amount which impacted the residual goodwill recorded. The goodwill is primarily attributable to expected growth synergies. As of September 30, 2025, the allocation of the purchase price has been finalized.
During February 2024, the Company acquired I.K.V. Tribologie IKVT and its subsidiaries (“IKV”) for $35.2 million, including an initial cash payment of $29.7 million, subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels as well as earn-out provisions related to the finalization of 2023 earnings. Assets acquired included approximately $4.8 million of cash and cash equivalents. IKV, which is part of the Company’s EMEA segment, specializes in high-performance lubricants and greases, including original equipment manufacturer first-fill greases that are primarily used in the automotive, aerospace, electronics, and other industrial markets. The acquisition of IKV strengthens the Company’s position in first-fill greases. The Company allocated $15.0 million of the purchase price to intangible assets, comprised of approximately $11.1 million of customer relationships to be amortized over 16 years; $3.2 million of product technologies to be amortized over 14 years; and $0.7 million of trademarks to be amortized over 5 years. In addition, the Company recognized $16.4 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected cost and growth synergies. In July 2024, the 2023 earnings were finalized, and the Company made a payment of $5.5 million in connection with the post-closing adjustments and earn-out provision. As of September 30, 2025, the allocation of the purchase price has been finalized.
The results of operations of Dipsol, Natech, CSI, Sutai and IKV subsequent to the acquisition dates are included in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2025, the Company recognized $0.6 million and $4.8 million, respectively, of acquisition-related expenses including legal, financial, consulting and other costs, compared to $0.4 million and $0.9 million, respectively, during the three and nine months ended September 30, 2024. These costs are included in Selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 3 – Recently Issued Accounting Standards
Recently Adopted Accounting Standards
The Company has adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures beginning with the 2024 Form 10-K and the Form 10-Q for the period ended March 31, 2025. This ASU expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, defined as those expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included in the reported measure of segment profit or loss. The Company disclosed that the CODM assesses segment performance and makes decisions about allocating resources to its operating segments using segment operating earnings. Based on the Company’s assessment, the Company determined that product costs are significant segment expenses that are regularly provided to the CODM and included in segment operating earnings. The Company disclosed product costs and other operating expenses included in segment operating earnings by reportable segment. See Note 4, Business Segments, for additional information.
Recently Issued Accounting Standards Not Yet Adopted
The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in December 2023. This ASU requires public business entities (“PBEs”) to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the “rate reconciliation”) for federal, state, and foreign income taxes, requiring greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. The ASU also requires PBEs to disclose income taxes paid disaggregated by federal, state, and foreign taxes. Further disaggregation is also required in jurisdictions where income taxes paid exceeds a certain threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company will adopt ASU 2023-09 beginning with the Form 10-K for the year ended December 31, 2025 using a retrospective transition approach.
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
The FASB issued ASU 2025-06, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software in September 2025. This ASU removes all references to prescriptive and sequential software development stages and will now require PBEs to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The ASU also specifies that the disclosures in Subtopic 360-10, Property, Plant, and Equipment- Overall are required for all capitalized internal-use software costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its condensed consolidated financial statements.
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
The following table presents information about the performance of the Company’s reportable segments for the three and nine months ended September 30, 2025 and 2024:

	Americas	EMEA	Asia/Pacific	Totals
Three Months Ended September 30, 2025
Net sales	$222,787	$143,900	$127,155	$493,842
Significant segment expenses
Product costs (1) (4) (5)	111,097	77,544	65,646	254,287
Other operating expenses (2)	52,777	39,877	25,940	118,594
Segment operating earnings	$58,913	$26,479	$35,569	$120,961

Nine Months Ended September 30, 2025
Net sales	$657,560	$413,101	$349,495	$1,420,156
Significant segment expenses
Product costs (1) (3) (4) (5)	325,102	222,385	186,475	733,962
Other operating expenses (2)	156,107	115,849	72,806	344,762
Segment operating earnings	$176,351	$74,867	$90,214	$341,432

	Americas	EMEA	Asia/Pacific	Totals
Three Months Ended September 30, 2024
Net sales	$220,275	$134,135	$107,864	$462,274
Significant segment expenses
Product costs (1)	105,264	72,173	55,981	233,418
Other operating expenses (2)	52,890	37,318	21,227	111,435
Segment operating earnings	$62,121	$24,644	$30,656	$117,421

Nine Months Ended September 30, 2024
Net sales	$673,546	$410,558	$311,496	$1,395,600
Significant segment expenses
Product costs (1)	324,312	215,936	158,783	699,031
Other operating expenses (2)	156,207	113,755	60,680	330,642
Segment operating earnings	$193,027	$80,867	$92,033	$365,927
(1) Product costs include the costs of raw materials and are recorded in Cost of goods sold in the Company’s Condensed Consolidated Statements of Operations.
(2) Other operating expenses include overhead costs of operating the Company’s production facilities and providing chemical management services to customers and direct SG&A.
(3) Product costs includes the $6.0 million amortization of the fair value step-up in Dipsol's inventories as a result of the acquisition for the nine months ended September 30, 2025, which is comprised of approximately $2.6 million in the Americas segment, $3.0 million in the Asia/Pacific segment, and $0.4 million in the EMEA segment.
(4) Product costs includes a $0.7 million loss and a $2.9 million gain related to immaterial out-of-period adjustments for inventory for the three and nine months ended September 30, 2025, respectively. The $0.7 million loss was recognized in the Americas segment during the three months ended September 30, 2025. The $2.9 million gain recognized during the nine months ended September 30, 2025 was comprised of a $0.7 million gain in the Americas segment and a $2.2 million gain in the EMEA segment.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents a reconciliation of the Company’s segment operating earnings to income (loss) before taxes and equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment operating earnings	$120,961	$117,421	$341,432	$365,927
Restructuring and related charges, net	(7,745)	(2,610)	(31,128)	(4,787)
Impairment charges	—	—	(88,840)	—
Non-operating and administrative expenses	(49,560)	(47,778)	(151,137)	(149,538)
Depreciation of corporate assets and amortization	(17,015)	(15,315)	(48,572)	(45,909)
Operating income	46,641	51,718	21,755	165,693
Other (expense) income, net	(270)	783	(1,632)	2,285
Interest expense	(10,941)	(10,347)	(33,265)	(31,925)
Income (loss) before taxes and equity in net income of associated companies	$35,430	$42,154	$(13,142)	$136,053
The following table presents information regarding the Company’s reportable segments’ depreciation for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation	2025	2024	2025	2024
Americas	$2,964	$2,698	$8,522	$8,193
EMEA	2,162	1,919	6,115	5,676
Asia/Pacific	2,052	1,243	5,262	3,381
Total segment depreciation	$7,178	$5,860	$19,899	$17,250
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
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Condensed Consolidated Balance Sheets as of September 30, 2025 or December 31, 2024.
The Company had approximately $2.8 million and $4.2 million of deferred revenue as of September 30, 2025 and December 31, 2024, respectively. For the nine months ended September 30, 2025, the Company satisfied materially all of the associated performance obligations and recognized into revenue materially all advance payments received and recorded as of December 31, 2024.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following tables disaggregate the Company’s net sales by segment and customer industry.

	Three Months Ended September 30, 2025
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$66,807	$37,227	$56,230	$160,264
Metalworking and other	155,980	106,673	70,925	333,578
	$222,787	$143,900	$127,155	$493,842

	Nine Months Ended September 30, 2025
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$193,928	$106,535	$161,879	$462,342
Metalworking and other	463,632	306,566	187,616	957,814
	$657,560	$413,101	$349,495	$1,420,156

	Three Months Ended September 30, 2024
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$65,393	$34,782	$52,385	$152,560
Metalworking and other	154,882	99,353	55,479	309,714
	$220,275	$134,135	$107,864	$462,274

	Nine Months Ended September 30, 2024
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$195,172	$102,909	$153,446	$451,527
Metalworking and other	478,374	307,649	158,050	944,073
	$673,546	$410,558	$311,496	$1,395,600
Note 6 - Leases
The Company has operating leases for certain facilities, vehicles, and machinery and equipment with remaining lease terms up to 9 years. Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company has certain land use leases with remaining lease terms up to 90 years.
The Company had no material variable lease costs, sublease income, or finance leases for the three and nine months ended September 30, 2025 and 2024. The components of the Company’s lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$4,316	$3,695	$12,326	$11,165
Short-term lease expense	159	198	443	590

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,288	$3,632	$12,133	$11,029

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	1,475	691	11,957	6,055
Supplemental balance sheet information related to the Company’s leases is as follows:

	September 30, 2025	December 31, 2024
Right-of-use lease assets	$38,454	$34,120

Other accrued liabilities	12,441	10,619
Long-term lease liabilities	22,637	20,028
Total operating lease liabilities	$35,078	$30,647

Weighted average remaining lease term (years)	4.9	5.0
Weighted average discount rate	6.23%	5.63%
Maturities of operating lease liabilities as of September 30, 2025 were as follows:

For the remainder of 2025	$4,076
For the year ended December 31, 2026	12,844
For the year ended December 31, 2027	8,254
For the year ended December 31, 2028	5,530
For the year ended December 31, 2029	3,412
For the year ended December 31, 2030 and beyond	6,603
Total lease payments	40,719
Less: imputed interest	(5,641)
Present value of lease liabilities (1)	$35,078
(1) During the year ended December 31, 2024, the Company entered into a new lease agreement for office and laboratory space in Radnor, Pennsylvania for the purpose of relocating its global headquarters. The lease for one portion of the laboratory space is expected to commence in the second quarter of 2026. The lease for the remaining portions of laboratory and office space is expected to commence upon the completion of the lessor owned leasehold improvements, which is expected to be in the second half of 2026. The cumulative future lease commitment for the laboratory and office space is $79.7 million. The future lease commitments relating to this lease were not included in the lease liabilities balance as of September 30, 2025.
Note 7 – Restructuring and Related Activities
In 2022, the Company initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. As of September 30, 2025, the program included restructuring and associated severance costs to reduce headcount by approximately 420 positions globally. These actions are expected to be substantially complete by the end of 2026.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Employee separation benefits vary depending on local regulations across countries. The timing to finalize costs associated with all actions will depend on a number of factors and is subject to change. In addition to the global cost and optimization program described above, the Company continues to take actions to optimize its facility footprint. Restructuring costs incurred during the three and nine months ended September 30, 2025 and 2024 include employee severance and asset-related and facility closure costs, including non-cash asset write-offs, which are recorded in Restructuring and related charges, net in the Company’s Condensed Consolidated Statements of Operations.
Activity in the Company’s accrual for its restructuring program and facility closure actions are as follows:

Accrued restructuring as of December 31, 2024	$2,297
Severance costs	28,378
Asset-related and facility closure charges	2,750
Cash payments	(21,671)
Reductions against the reserve	(2,236)
Currency translation adjustments	199
Accrued restructuring as of September 30, 2025	$9,717
The total liability related to the restructuring program and facility closure actions was $9.7 million as of September 30, 2025, which consisted of $4.8 million recognized in Accrued restructuring in the Condensed Consolidated Balance Sheets and $4.9 million recognized in Other non-current liabilities in the Condensed Consolidated Balance Sheets. The total liability was $2.3 million as of December 31, 2024, which was recognized in Accrued restructuring in the Condensed Consolidated Balance Sheets.
In connection with the plans for closure of certain manufacturing and non-manufacturing facilities, the Company has made available for sale certain facilities and properties. As of September 30, 2025, the Company classified properties in the Americas segment with an aggregate book value of approximately $1.2 million as held-for-sale. These assets are recorded in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The Company expects to complete the sale of these properties over the next 12 months. During the nine months ended September 30, 2025, the Company completed the sale of certain property previously classified as held for sale for a gain of $2.2 million, which is recorded in Other (expense) income, net in the Company’s Condensed Consolidated Statements of Operations.
Note 8 – Share-Based Compensation
The Company recognized $3.5 million and $10.4 million, respectively, of share-based compensation expense in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, compared to $4.3 million and $12.4 million, respectively, for the three and nine months ended September 30, 2024.
Restricted Stock Awards
As of September 30, 2025, unrecognized compensation expense related to non-vested restricted shares was $0.2 million, to be recognized over a weighted average remaining period of 0.4 years.
Restricted Stock Units
During the nine months ended September 30, 2025, the Company granted 80,100 restricted stock units under its LTIP, which are subject to time-based vesting, generally over one to three years. The fair value of these grants is based on the closing price of the Company’s common stock on the date of grant. As of September 30, 2025, unrecognized compensation expense related to non-vested restricted stock units was $9.1 million, to be recognized over a weighted average remaining period of 1.5 years.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Compensation expense for PSUs is measured based on the grant date fair value and is recognized on a straight-line vesting method basis over the applicable vesting period. During the nine months ended September 30, 2025, the Company granted 26,658 PSUs with a ROIC condition. The fair value of these grants is based on the closing trading price of the Company’s common stock on the date of grant. During the nine months ended September 30, 2025, the Company granted 26,608 PSUs with a relative TSR condition. These PSUs are valued using a Monte Carlo simulation on the grant date and had a grant-date fair value of $150.90 per unit, which was developed based on the assumptions set forth in the table below:

2025 Grants
Risk-free interest rate	3.96%
Dividend yield	1.51%
Expected term (years)	3.0
As of September 30, 2025, there was approximately $7.6 million of total unrecognized compensation cost related to PSUs, which the Company expects to recognize over a weighted-average period of 2.1 years.
Note 9 – Pension and Other Postretirement Benefits
The components of net periodic benefit cost (income) are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024	2025	2024	2025	2024
Service cost	$112	$103	$—	$—	$323	$319	$—	$—
Interest cost	2,410	2,393	17	15	7,074	7,131	46	46
Expected return on plan assets	(2,100)	(2,056)	—	—	(6,160)	(6,104)	—	—
Actuarial loss (gain) amortization	154	128	(18)	(17)	443	380	(70)	(76)
Prior service cost amortization	6	6	—	—	18	21	—	—
Net periodic benefit cost (income)	$582	$574	$(1)	$(2)	$1,698	$1,747	$(24)	$(30)
Employer Contributions
During the nine months ended September 30, 2025, $4.0 million of contributions have been made to the Company’s U.S. and foreign pension plans. Contributions to other postretirement benefit plans were $0.2 million. Taking into consideration current minimum cash contribution requirements, the Company currently expects to make full year cash contributions of approximately $6.7 million to its U.S. and foreign pension plans and approximately $0.2 million to its other postretirement benefit plans.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 10 – Other (Expense) Income, net
The components of Other (expense) income, net are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-income tax refunds and other related credits	$2,597	$732	$2,897	$3,755
(Loss) gain on disposals of property, plant, equipment and other assets, net	(57)	(56)	2,051	861
Foreign exchange losses, net	(2,500)	(949)	(7,101)	(2,124)
Pension and postretirement benefit costs, non-service components	(469)	(469)	(1,351)	(1,398)
Business interruption insurance proceeds	—	1,000	—	1,000
Product liability claim costs, net	—	—	—	(896)
Earnout liability adjustment	794	400	454	400
Interest income	579	—	1,991	—
Multiemployer plan withdrawal charge	(923)	—	(923)	—
Other non-operating (loss) income, net	(291)	125	350	687
Total other (expense) income, net	$(270)	$783	$(1,632)	$2,285
Non-income tax refunds and other related credits includes $1.8 million of indirect tax credits and interest received during the three and nine months ended September 30, 2025 relating to the Brazil Supreme Court ruling in regard to certain non-income (indirect) taxes that have been previously charged and paid.
(Loss) gain on disposals of property, plant, equipment and other assets, net, includes the gain of $2.2 million recognized for the sale of certain property previously classified as held for sale during the nine months ended September 30, 2025. See Note 7, Restructuring and Related Activities, for more information.
Foreign exchange losses, net includes a $1.4 million foreign exchange loss, respectively, during the nine months ended September 30, 2025 relating to the change in fair value of the foreign exchange forward contracts entered into in connection with the acquisition of Dipsol. See Note 17, Hedging Activities, for more information.
Business interruption insurance proceeds during the three and nine months ended September 30, 2024 reflects an insurance recovery of $1.0 million related to production losses due to an electrical fire in 2021 that resulted in temporary shutdown of production at one of the Company’s production facilities. See Note 18, Commitments and Contingencies, for additional discussion regarding the Company’s business interruption claims.
Product liability claim costs, net represents expense related to a payment by the Company in connection with a product liability dispute with a customer, net of insurance recoveries during the nine months ended September 30, 2024.
Multiemployer plan withdrawal charge during the three and nine months ended September 30, 2025 represents a $0.9 million expense related to the Company withdrawing from the Cleveland Bakers and Teamsters Pension Fund, a multiemployer defined benefit pension plan, in connection with a site closure under the Company’s restructuring program and facility closure actions.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 11 – Income Taxes
The Company’s effective tax rates for the three and nine months ended September 30, 2025 were 26.2% and (169.5)%, respectively, compared to 28.9% and 29.7%, respectively, for the three and nine months ended September 30, 2024. The Company’s effective tax rate for the three months ended September 30, 2025 was largely driven by our mix of pre-tax earnings and withholding taxes offset by return to provision adjustments and net favorable reductions in uncertain tax positions. The Company’s effective tax rate for the nine months ended September 30, 2025 was largely driven by our mix of pre-tax earnings, goodwill impairment, and withholding taxes offset by return to provision adjustments and net favorable reductions in uncertain tax positions. Comparatively, the effective tax rate for the three months ended September 30, 2024 was largely driven by the mix of pre-tax earnings, withholding taxes, and changes in uncertain tax positions offset by return to provision adjustments. The effective tax rate for the nine months ended September 30, 2024 was further impacted by certain one-time charges related to an intercompany intangible asset transfer offset by changes in uncertain tax positions.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. Among other things, the legislation restores 100% bonus depreciation for eligible property, reinstates expensing for domestic research and experimental expenditures, imposes new limitations on interest expense deductibility, and expands disallowed deductions for certain employee remuneration. The OBBB also includes provisions that could impact our international business and which are still being evaluated. ASU 2023-09 Income Taxes (Topic 740) requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the relevant legislation is enacted. The OBBB may affect the Company’s tax assets and liabilities in future periods. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions implemented through 2027. While the Company continues to evaluate the potential impacts of the provisions effective in 2026 and 2027, the Company does not expect the provisions effective in 2025 to have a material impact to our consolidated financial statements.
Note 12 – Earnings Per Share
The following table summarizes earnings (loss) per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per common share
Net income (loss) attributable to Quaker Chemical Corporation	$30,469	$32,346	$(23,189)	$102,458
Less: (income) loss allocated to participating securities	(30)	(85)	44	(359)
Net income (loss) available to common shareholders	$30,439	$32,261	$(23,145)	$102,099
Basic weighted average common shares outstanding	17,363,947	17,837,858	17,524,377	17,889,168
Basic earnings (loss) per common share	$1.75	$1.81	$(1.32)	$5.71

Diluted earnings per common share
Net income (loss) attributable to Quaker Chemical Corporation	$30,469	$32,346	$(23,189)	$102,458
Less: (income) loss allocated to participating securities	(30)	(85)	44	(358)
Net income (loss) available to common shareholders	$30,439	$32,261	$(23,145)	$102,100
Basic weighted average common shares outstanding	17,363,947	17,837,858	17,524,377	17,889,168
Effect of dilutive securities	57,143	26,477	21,289	20,799
Diluted weighted average common shares outstanding	17,421,090	17,864,335	17,545,666	17,909,967
Diluted earnings (loss) per common share	$1.75	$1.81	$(1.32)	$5.70
Certain stock options, restricted stock units, and PSUs are not included in the diluted earnings per share calculation when the effect would be anti-dilutive. The number of anti-dilutive shares were 27,037 and 41,854, respectively, for the three and nine months ended September 30, 2025, compared to 19,374 and 31,377, respectively, for the three and nine months ended September 30, 2024.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 13 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows:

	Americas	EMEA	Asia/Pacific	Total
Balance as of December 31, 2024	$276,875	$80,404	$161,615	$518,894
Goodwill recognized for Dipsol acquisition	5,276	380	47,386	53,042
Goodwill recognized for Natech acquisition	—	2,625	—	2,625
Goodwill recognized for CSI acquisition	—	1,721	—	1,721
Goodwill recognized for Sutai acquisition (1)	—	—	(233)	(233)
Currency translation adjustments	3,932	3,710	6,916	14,558
Goodwill impairments	—	(88,840)	—	(88,840)
Balance as of September 30, 2025	$286,083	$—	$215,684	$501,767
(1) During the nine months ended September 30, 2025, the Company finalized the working capital settlements which impacted the goodwill recorded. See Note 2, Business Acquisitions, for additional information.

	Sep 30, 2025	Dec 31, 2024
Goodwill, gross	$694,071	$611,498
Accumulated impairment losses (1)	(192,304)	(92,604)
Goodwill, net	$501,767	$518,894
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
During the second quarter of 2025, the Company concluded that the negative impacts of the lower than projected financial performance, driven by the continuation of soft end market conditions, as well as an increase in the Company’s cost of capital, driven by uncertainty around the potential negative impacts of tariffs, represented a triggering event for the Company’s EMEA reporting unit and the associated goodwill, as well as the related asset group. As a result of this conclusion, the Company completed an interim impairment assessment as of June 30, 2025 for its EMEA reporting unit and the related asset group. The Company concluded that the undiscounted cash flows exceeded the carrying value of the EMEA asset group, and therefore that the long-lived assets are not impaired. In completing a quantitative goodwill impairment test, the Company compares the reporting unit’s fair value, based on future discounted cash flows, to its carrying value in order to determine if an impairment of goodwill exists. The estimates of future discounted cash flows involve considerable judgment and are based upon certain significant assumptions including the weighted average cost of capital (“WACC”) as well as projected EBITDA, which includes assumptions related to revenue growth rates, gross margin levels and operating expenses. As a result of the impact of the uncertainty around tariffs, and continued soft end market conditions driving lower current year EMEA earnings and a decline in projected future EMEA earnings, as well as an increase in the WACC assumption utilized in the Company’s 2024 annual impairment assessment, the Company concluded that the estimated fair value of the EMEA reporting unit was less than its carrying value. As a result, a pre-tax, non-cash impairment charge of $88.8 million ($86.7 million after-tax) to write down the remaining carrying value amount of the EMEA reporting unit Goodwill was recorded in the second quarter of 2025, reflected in “Impairment charges” in the Consolidated Statements of Operations for the nine months ended September 30, 2025.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Gross carrying amounts and accumulated amortization for definite-lived intangible assets were as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Customer lists and rights to sell	$900,207	$829,255	$337,586	$285,450	$562,621	$543,805
Trademarks, formulations and product technology	200,709	160,257	74,473	62,373	126,236	97,884
Other	6,881	5,759	6,241	5,663	640	96
Total definite-lived intangible assets	$1,107,797	$995,271	$418,300	$353,486	$689,497	$641,785
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$16,394	$14,630	$46,719	$43,845
Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the remainder of 2025	$16,499
For the year ended December 31, 2026	63,634
For the year ended December 31, 2027	63,294
For the year ended December 31, 2028	62,821
For the year ended December 31, 2029	61,682
For the year ended December 31, 2030	59,338
As of September 30, 2025 and December 31, 2024, the Company had indefinite-lived intangible assets for trademarks and tradenames totaling $201.1 million and $185.3 million, respectively.
Note 14 – Debt
The following table sets forth the components of the Company’s debt:

	As of September 30, 2025		As of December 31, 2024
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Credit Facilities:
Revolver	5.36%	$224,084	4.00%	$48,820
U.S. Term Loan	5.50%	488,824	5.62%	508,863
Euro Term Loan	3.13%	150,525	4.00%	138,767
Industrial development bonds	5.26%	10,000	5.26%	10,000
Bank lines of credit and other debt obligations	Various	1,801	Various	1,817
Total debt		$875,234		$708,267
Less: debt issuance costs		(763)		(1,099)
Less: short-term and current portion of long-term debts		(35,949)		(37,554)
Total long-term debt		$838,522		$669,614

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
As of September 30, 2025, the Company was in compliance with all of the Credit Facility covenants. See Note 19, Debt, to Consolidated Financial Statements in the Company’s 2024 Form 10-K.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three and nine months ended September 30, 2025 was approximately 5.2% for both periods. As of September 30, 2025, the interest rate on the outstanding borrowings under the Credit Facility was approximately 5.1%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $273 million, which is net of bank letters of credit of approximately $2 million, as of September 30, 2025.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings to an average fixed rate of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of September 30, 2025, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.0%. See Note 17, Hedging Activities, for more information.
The Company capitalized third-party and credit debt issuance costs attributed to the Euro Term Loan, U.S. Term Loan and Revolver during the second quarter of 2022. Capitalized costs attributed to the Euro Term Loan and U.S. Term Loan are recorded as a direct offset to Long-term debt on the Condensed Consolidated Balance Sheets. Capitalized costs attributed to the Revolver are recorded within Other assets on the Condensed Consolidated Balance Sheets. These capitalized costs are amortized into Interest expense over the five-year term of the Credit Facility. As of September 30, 2025 and December 31, 2024, the Company had $0.8 million and $1.1 million, respectively, of debt issuance costs recorded as a reduction of Long-term debt and $1.6 million and $2.4 million, respectively, of debt issuance costs recorded within Other assets.
Industrial development bonds
As of September 30, 2025 and December 31, 2024, the Company had fixed rate, industrial development authority bonds totaling $10.0 million in principal amount due in 2028. These bonds have similar covenants to the Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discounting facilities in certain foreign subsidiaries, which are not collateralized. The Company’s other debt obligations primarily consist of certain domestic and foreign low interest rate or interest-free municipality-related loans, local credit facilities of certain foreign subsidiaries, and finance lease obligations. Total unused capacity under these arrangements as of September 30, 2025 was approximately $57 million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of September 30, 2025 were approximately $7 million.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Interest expense
The Company incurred the following debt related expenses included within Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$10,588	$10,774	$32,206	$33,585
Amortization of debt issuance costs	353	353	1,059	1,059
Total	$10,941	$11,127	$33,265	$34,644
Based on the variable interest rates associated with the Credit Facility, as of September 30, 2025 and as of December 31, 2024, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.
Note 15 – Accumulated Other Comprehensive Income
The following tables show the reclassifications from and resulting balances of accumulated other comprehensive income (“AOCI”):

	Currency Translation Adjustments (1)	Defined Benefit Pension Plans	Unrealized Gain (Loss) in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of June 30, 2025	$(103,831)	$(11,682)	$(224)	$556	$(115,181)
Other comprehensive (loss) income before Reclassifications	(1,299)	156	453	(431)	(1,121)
Amounts reclassified from AOCI	—	140	6	—	146
Related tax amounts	895	(74)	(97)	99	823
Balance as of September 30, 2025	$(104,235)	$(11,460)	$138	$224	$(115,333)

Balance as of June 30, 2024	$(159,574)	$(10,259)	$334	$3,737	$(165,762)
Other comprehensive income (loss) before Reclassifications	41,535	(858)	411	(5,226)	35,862
Amounts reclassified from AOCI	—	164	—	—	164
Related tax amounts	—	172	(86)	1,202	1,288
Balance as of September 30, 2024	$(118,039)	$(10,781)	$659	$(287)	$(128,448)
(1) Includes mark-to-market impacts associated with net investment hedges. See Note 17, Hedging Activities, for more information.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)

	Currency Translation Adjustments[1]	Defined Benefit Pension Plans	Unrealized Gain (Loss) in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of December 31, 2024	$(192,841)	$(10,313)	$287	$1,248	$(201,619)
Other comprehensive income (loss) before reclassifications	87,956	(1,917)	(205)	(1,330)	84,504
Amounts reclassified from AOCI	—	392	17	—	409
Related tax amounts	650	378	39	306	1,373
Balance as of September 30, 2025	$(104,235)	$(11,460)	$138	$224	$(115,333)

Balance as of December 31, 2023	$(115,417)	$(10,738)	$333	$1,407	$(124,415)
Other comprehensive (loss) income before reclassifications	(2,622)	(425)	416	(2,200)	(4,831)
Amounts reclassified from AOCI	—	373	(4)	—	369
Related tax amounts	—	9	(86)	506	429
Balance as of September 30, 2024	$(118,039)	$(10,781)	$659	$(287)	$(128,448)
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
Note 16 – Fair Value Measurements
The Company values its company-owned life insurance policies at fair value. The Company owns an immaterial amount of company-owned life insurance policies as of September 30, 2025 and December 31, 2024.
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
Open foreign exchange forward contracts as of September 30, 2025 were entered into as hedges of the Japanese yen and Mexican peso against the U.S. dollar and had the following notional U.S. dollar values (in millions):

Currency	September 30, 2025
Mexican Peso	$11,200
Japanese Yen	17,500
$28,700

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
In connection with the acquisition of Dipsol as described in Note 2, Business Acquisitions, in March 2025, the Company entered into multiple foreign exchange forward contracts with various financial institutions with an aggregate notional amount totaling $155.3 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Japanese yen. These foreign exchange forward contracts settled on April 1, 2025. The Company recognized a $1.4 million foreign currency loss during the nine months ended September 30, 2025 in Other (expense) income, net relating to the change in fair value of these instruments as of the settlement date.
Open foreign exchange forward contracts as of September 30, 2025 had maturities occurring over a period of up to one month.
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
The balance sheet classification and fair values of the Company’s derivative instruments, which are Level 2 measurements, are as follows:

Derivative instruments	Condensed Consolidated Balance Sheets Location	September 30, 2025	December 31, 2024
Net investment hedges	Other non-current assets	$4,372	$—
Net investment hedges	Other non-current liabilities	1,549	—
Interest rate swaps	Prepaid expenses and other current assets	291	—
Interest rate swaps	Other non-current assets	—	1,621
Foreign currency forward contracts	Other accrued liabilities	63	67
The following table presents the net unrealized gain deferred to AOCI:

Derivative instruments:	Condensed Consolidated Balance Sheets Location	September 30, 2025	December 31, 2024
Net investment hedges	AOCI	$2,174	$—
Interest rate swaps	AOCI	224	1,248

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents the location and the amount of net gain (loss) recognized in the Company’s Condensed Consolidated Statements of Operations related to derivative instruments:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instruments	Condensed Consolidated Statements of Operations	2025	2024	2025	2024
Net investment hedges	Interest expense	$1,131	$—	$1,828	$—
Interest rate swaps	Interest expense	535	1,295	1,576	3,854
Foreign exchange forward contracts	Other (expense) income, net	938	(1,308)	523	(2,040)
Total		$2,604	$(13)	$3,927	$1,814
Note 18 – Commitments and Contingencies
As previously disclosed in its 2024 Form 10-K, the Company is party to certain environmental matters and other litigation. See Note 25, Commitments and Contingencies, in the Company’s 2024 Form 10-K for more information. During the three and nine months ended September 30, 2025, there have been no significant changes to the facts or circumstances of any of the previously disclosed matters. Although there can be no assurance regarding the outcome of any of the ongoing environmental matters or litigation, the Company believes that it has made adequate accruals for costs and liabilities associated with these matters. The Company has accrued approximately $5.5 million and $5.3 million as of September 30, 2025 and December 31, 2024, respectively, for these ongoing matters.
The Company previously disclosed in its 2024 Form 10-K that one of its North American production facilities experienced an electrical fire in 2021 that resulted in property damage and the temporary shutdown of production. The Company and its insurance carrier reviewed the impact of the electrical fire on the production facility’s operations as it relates to a potential business interruption insurance claim. In July 2024, the Company and its insurance carrier settled this claim for $1.0 million.
In addition, during the three and nine months ended September 30, 2025, there are no new environmental matters or litigation that the Company believes will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

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
Net sales in the third quarter of 2025 were $493.8 million, an increase of 7% compared to $462.3 million in the third quarter of 2024. This increase was primarily driven by a contribution from acquisitions of approximately 5%, an increase in organic sales volumes of approximately 3%, and a favorable impact from foreign currency translation of approximately 1%, partially offset by a decline in selling price and product mix of approximately 2%. The increase in organic sales volumes compared to the prior year was primarily a result of continued growth in the Asia/Pacific segment and new business wins across all segments, helping to offset a continuation of soft end market conditions including the uncertainty caused by tariffs, particularly in the Americas and EMEA segments. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts.
The Company reported net income in the third quarter of 2025 of $30.5 million, or $1.75 earnings per diluted share, compared to $32.3 million, or $1.81 earnings per diluted share in the third quarter of 2024. Excluding non-recurring and non-core items in each period, the Company’s third quarter 2025 non-GAAP net income and earnings per diluted share were $36.3 million and $2.08 compared to $34.0 million and $1.89, respectively, in the prior year. The increase in current quarter Non-GAAP earnings was primarily driven by an increase in net sales, partially offset by lower gross margins and an increase in selling, general and administrative expenses (“SG&A”). The Company’s current quarter adjusted EBITDA was $82.9 million compared to $78.6 million in the third quarter of 2024, primarily driven by the increase in net sales and consistent operating margins. See the Non-GAAP Measures and Consolidated Operations Review sections of this Item below for additional details.
The Company’s third quarter 2025 operating performance in each of its three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific, reflects similar drivers to that of the Company’s consolidated performance. Operating earnings for the EMEA and Asia/Pacific segments increased compared to the prior year quarter, primarily driven by an increase in net sales and further contribution from acquisitions, partially offset by lower segment operating margins in the Asia/Pacific segment. Operating earnings for the Americas segment decreased, as an increase in net sales was offset by a decrease in segment operating margins. Additional details of segment operating performance are provided in the Reportable Segments Review in the Operations section of this Item below.
Net cash flows provided by operating activities were $89.9 million in the first nine months of 2025 compared to $141.5 million in the first nine months of 2024. The lower operating cash flow year-over-year reflects lower operating performance, higher cash outflows from restructuring activities and higher outflows from working capital in the first nine months of 2025 compared to the first nine months of 2024. The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item below.
Overall, the Company’s results in the third quarter of 2025 reflect an increase in sales volumes in all segments, driven by new business wins, despite a continuation of challenging end market conditions, and the Company’s continued focus on delivering on its long-term financial and strategic initiatives.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. This includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. Among other things, the legislation restores 100% bonus depreciation for eligible property, reinstates expensing for domestic research and experimental expenditures, imposes new limitations on interest expense deductibility, and expands disallowed deductions for certain employee remuneration. The OBBB also includes provisions that could impact our international business and which are still being evaluated. ASU 2023-09 Income Taxes (Topic 740) requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the relevant legislation is enacted. The OBBB may affect the Company’s tax assets and liabilities in future periods. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions implemented through 2027. While the Company continues to evaluate the potential impacts of the provisions effective in 2026 and 2027, the Company does not expect the provisions effective in 2025 to have a material impact to our consolidated financial statements.

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
Liquidity and Capital Resources
We had cash and cash equivalents of $172.0 million and $188.9 million as of September 30, 2025 and December 31, 2024, respectively. Cash held by subsidiaries in foreign countries was approximately $164.9 million and $180.6 million at September 30, 2025 and December 31, 2024, respectively. The $16.9 million decrease in cash and cash equivalents was the net result of $193.0 million of cash used in investing activities, partially offset by $79.2 million of cash provided by financing activities, $89.9 million of cash provided by operating activities, and a $7.0 million favorable impact of foreign currency translation.
Net cash flows provided by operating activities were $89.9 million in the first nine months of 2025 compared to $141.5 million in the first nine months of 2024. The decrease in net operating cash flow year-over-year reflects lower operating performance in the first nine months of 2025 compared to 2024, higher outflows from restructuring activities, and an increase in net cash outflows from working capital, primarily due to lower inflows from the timing of collection of accounts receivable and higher outflows for the purchases of inventories.
Net cash flows used in investing activities were $193.0 million in the first nine months of 2025 compared to $55.8 million in the first nine months of 2024. The increase in cash used in investing activities year-over-year is primarily the result of $164.2 million of payments, net of cash acquired, in the current year related to the acquisitions of Chemical Solutions & Innovations (Pty) Ltd. (“CSI”), Dipsol Chemicals Co., Ltd., (“Dipsol”) and Natech, Ltd., (“Natech”) and a $14.3 million increase in payments related to capital expenditures. The prior year included $39.3 million of payments, net of cash acquired, related to the acquisitions of I.K.V. Tribologie IKVT and its subsidiaries (“IKV”) and the Sutai Group (“Sutai”). See Note 2, Business Acquisitions, to the Condensed Consolidated Financial Statements for further information about business acquisitions.
Net cash flows provided by financing activities were $79.2 million in the first nine months of 2025 compared to $67.0 million cash used in financing activities in the first nine months of 2024. The increase in financing cash inflows is primarily driven by $168.9 million of net borrowings on the Company’s revolving credit facility in the first nine months of 2025, a $138.4 million increase compared to the prior year, which the Company used for the purpose of funding the purchase price of the Dipsol acquisition as well as for other corporate purposes. In addition, during the first nine months of 2025, the Company made term loan debt payments of approximately $26.0 million, a $22.6 million decrease in payments compared to the prior year. This was offset by payments of approximately $36.5 million for repurchases of the Company’s common stock under its share repurchase program in the current year, a $13.6 million increase compared to the prior year.
In June 2022, the Company, and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into an amendment to its primary credit facility. The amended credit facility (the “Credit Facility”) established (A) a $150.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”), (B) a $600.0 million senior secured term loan (the “U.S. Term Loan”), and (C) a $500.0 million senior secured revolving credit facility (the “Revolver”), each maturing in June 2027. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed the greater of $300.0 million or 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase. The Credit Facility contains affirmative and negative covenants, financial covenants and events of default. Financial covenants contained in the Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. As of September 30, 2025, the Company was in compliance with all of the Credit Facility covenants. Refer to the description of the Company’s primary Credit Facility in Note 19, Debt, to the Consolidated Financial Statements in its 2024 Form 10-K.
As of September 30, 2025 and December 31, 2024, the Company had Credit Facility borrowings outstanding of $863.4 million and $696.5 million, respectively. The Company’s other debt obligations are primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $11.8 million as of each of September 30, 2025 and December 31, 2024. Total unused capacity under these arrangements, excluding the Credit Facility, as of September 30, 2025 was approximately $57 million. The Company’s total net debt as of September 30, 2025, which consists of total borrowings of $875.2 million less cash and cash equivalents of $172.0 million, was approximately $703.2 million.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three and nine months ended September 30, 2025 was approximately 5.2% for both periods. As of September 30, 2025, the interest rate on the outstanding borrowings under the Credit Facility was approximately 5.1%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $273 million, which is net of bank letters of credit of approximately $2 million, as of September 30, 2025.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of September 30, 2025, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.0%. See Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for further information.
The Company capitalized third-party and credit debt issuance costs attributed to the Euro Term Loan, U.S. Term Loan and Revolver during the second quarter of 2022. Capitalized costs attributed to the Euro Term Loan and U.S. Term Loan are recorded as a direct offset to Long-term debt on the Condensed Consolidated Balance Sheets. Capitalized costs attributed to the Revolver are recorded within Other assets on the Condensed Consolidated Balance Sheets. These capitalized costs are amortized into Interest expense over the five-year term of the Credit Facility. As of September 30, 2025 and December 31, 2024, the Company had $0.8 million and $1.1 million, respectively, of debt issuance costs recorded as a reduction of Long-term debt and $1.6 million and $2.4 million, respectively, of debt issuance costs recorded within Other assets.
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain foreign currency-denominated assets and liabilities. Additionally, in connection with the Dipsol acquisition, in March 2025, the Company entered into foreign exchange forward contracts with various financial institutions with an aggregate notional amount of $155.3 million to hedge the variability in U.S. dollar-Japanese yen exchange rates associated with the purchase price. These contracts settled on April 1, 2025 in connection with the Dipsol acquisition. During the first nine months of 2025 and 2024, the Company recognized $0.5 million of other income and $2.0 million of other expense, respectively, relating to changes in fair value of foreign exchange forward contracts. See Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for further information.
During 2022, the Company initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. The Company has achieved its annualized cost savings goal from this program of at least $20 million. During the nine months ended September 30, 2025, the Company approved additional actions under the program, which are expected to generate approximately an additional $40.0 million of annualized cost savings. These actions are expected to be substantially complete by the end of 2026. The Company recognized restructuring and related charges of $31.1 million and $4.8 million for the nine months ended September 30, 2025 and 2024, respectively, under this program and for our facility closure actions. The Company made cash payments related to the settlement of restructuring liabilities under the program during the first nine months of 2025 of approximately $21.7 million compared to $6.4 million in the first nine months of 2024. The Company expects total one-time cash costs of this program to be approximately 1 to 1.5 times annualized savings. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for further information.
As of September 30, 2025, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $17.7 million. The Company cannot determine a reliable estimate of the timing of cash flows related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $7.7 million as a result of offsetting benefits in other tax jurisdictions.
As previously disclosed, the Board of Directors of the Company has approved a share repurchase program (“2024 Share Repurchase Program”), authorizing the Company to repurchase up to an aggregate of $150 million of the Company’s outstanding common stock and replacing the prior share repurchase program. The 2024 Share Repurchase Program was effective immediately and has no expiration date. The Company made certain purchases under the 2024 Share Repurchase Program during the nine months ended September 30, 2025. See Item 2, Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities, within Part II of this Report for further information.

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
Operations
Consolidated Operations Review – Comparison of the Third Quarter of 2025 with the Third Quarter of 2024
The following table summarizes the sales variances by reportable segment and consolidated operations from the prior year:

	Sales volumes	Selling price & product mix	Foreign currency	Acquisition & other	Total
Americas	—%	(2)%	1%	2%	1%
EMEA	1%	1%	3%	2%	7%
Asia/Pacific	8%	(5)%	1%	14%	18%
Consolidated	3%	(2)%	1%	5%	7%
Net sales in the third quarter of 2025 were $493.8 million, an increase of 7% compared to $462.3 million in the third quarter of 2024. This increase was primarily driven by a contribution from acquisitions of approximately 5%, an increase in organic sales volumes of approximately 3%, and a favorable impact from foreign currency translation of approximately 1%, partially offset by a decline in selling price and product mix of approximately 2%. The increase in organic sales volumes compared to the prior year was primarily a result of continued growth in the Asia/Pacific segment and new business wins across all segments, helping to offset a continuation of soft end market conditions including the uncertainty caused by tariffs, particularly in the Americas and EMEA segments. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts.
Cost of goods sold (“COGS”) was $313.0 million in the third quarter of 2025 compared to $289.7 million in the third quarter of 2024, an increase of approximately $23.3 million, or 8%. The increase in COGS reflects an increase in spend on the increase in current year sales volumes and an increase in raw material costs and manufacturing costs. Additionally, COGS in the third quarter of 2025 includes a $0.7 million loss related to an out-of-period inventory adjustment.
Gross profit was $180.9 million in the third quarter of 2025 compared to $172.5 million in the third quarter of 2024, an increase of $8.4 million, or 5% primarily due to an increase in sales, an increase in raw material and manufacturing costs and a loss on an out-of-period inventory adjustment, as mentioned above. The Company’s reported gross margin in the third quarter of 2025 was 36.6% compared to 37.3% in the third quarter of 2024. The Company’s non-GAAP gross margin in the third quarter of 2025 was 36.8% compared to 37.3% in the third quarter of 2024. See the Non-GAAP Measures section of this Item below for additional details.
SG&A expense was $126.5 million in the third quarter of 2025 compared to $118.2 million in the third quarter of 2024, an increase of approximately $8.3 million, or 7%, primarily driven by an increase in SG&A expense related to acquisitions, partially offset by lower incentive compensation.
The Company incurred Restructuring and related charges of $7.7 million and $2.6 million during the third quarter of 2025 and 2024, respectively, primarily related to additional reductions in headcount and facility closure costs under the Company’s restructuring program. See the Non-GAAP Measures section below and Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Operating income in the third quarter of 2025 was $46.6 million compared to $51.7 million in the third quarter of 2024. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item below, the Company’s non-GAAP operating income was $57.9 million in the third quarter of 2025 and $54.2 million in the third quarter of 2024. The increase was primarily due to an increase in net sales, partially offset by lower gross margins and higher SG&A, primarily related to acquisitions, as described above.
The Company had Other expense, net of $0.3 million in the third quarter of 2025 as compared to Other income, net of $0.8 million in the third quarter of 2024. Both the third quarter of 2025 and 2024 included foreign exchange transaction losses, which were $1.6 million higher in the current year, and income from non-income tax credits, which were $1.9 million higher in the current year. The third quarter of 2025 also included $0.6 million of interest income and a $0.9 million multiemployer plan withdrawal charge. The third quarter of 2024 included a $1.0 million business interruption insurance recovery.
Interest expense was $10.9 million in the third quarter of 2025 compared to $10.3 million in the third quarter of 2024, an increase of approximately $0.6 million, primarily as a result of higher outstanding borrowings, partially offset by decreases in interest rates.
The Company’s effective tax rates for the third quarters of 2025 and 2024 were 26.2% and 28.9%, respectively. The Company’s effective tax rate for the third quarter of 2025 was largely driven by our mix of pre-tax earnings and withholding taxes, offset by return to provision adjustments and net favorable reductions in uncertain tax positions. Comparatively, the effective tax rate for the third quarter of 2024 was largely driven by the mix of pre-tax earnings, withholding taxes, and changes in uncertain tax positions offset by return to provision adjustments. Excluding the impact of non-core items in each quarter, described in the Non-GAAP Measures section of this Item below, the Company estimates that its effective tax rates for the third quarters of 2025 and 2024 would have been approximately 28% and 29%, respectively. The Company may experience continued volatility in its effective tax rates due to several factors, including the timing of tax audits, the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of timing and amount of certain incentives in various tax jurisdictions, and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of factors, including forecasted mix of earnings, which may vary.
Equity in net income of associated companies was $4.3 million in the third quarter of 2025 compared to $2.4 million in the third quarter of 2024, an increase of $1.9 million, primarily due to higher current year income from the Company’s 32% investment in Primex, a captive insurance company and higher current year income from the Company’s 50% equity interest in a joint venture in Korea.
Net income attributable to noncontrolling interest was less than $0.1 million in the third quarter of 2025 and 2024.
Consolidated Operations Review – Comparison of the First Nine Months of 2025 with the First Nine Months of 2024
The following table summarizes the sales variances by reportable segment and consolidated operations from the prior year:

	Sales volumes	Selling price & product mix	Foreign currency	Acquisition & other	Total
Americas	(2)%	—%	(2)%	2%	(2)%
EMEA	(2)%	(3)%	3%	3%	1%
Asia/Pacific	6%	(4)%	(1)%	11%	12%
Consolidated	1%	(2)%	(1)%	4%	2%
Net sales were $1,420.2 million in the first nine months of 2025 compared to $1,395.6 million in the first nine months of 2024. The net sales increase of $24.6 million, or 2%, year-over-year reflects contributions from acquisitions of approximately 4% and an increase in organic sales volumes of approximately 1%, partially offset by decreases in selling price and product mix of approximately 2% and unfavorable foreign currency of approximately 1%. The increase in organic sales volumes, which was led by the Asia/Pacific segment, was primarily a result of continued new business wins across all segments, offsetting a continuation of soft end market conditions including the uncertainty caused by tariffs, particularly in the Americas and EMEA segments. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts.
COGS were $906.3 million in the first nine months of 2025 compared to $865.8 million in the first nine months of 2024. The increase in COGS of approximately $40.5 million, or 5%, reflects an increase in spend on the increase in current year sales volumes and an increase in global raw material costs and manufacturing costs. Additionally, COGS in the first nine months of 2025 includes $6.0 million amortization of the fair value step-up in Dipsol’s inventories as a result of the Dipsol acquisition, which is partially offset by a $2.9 million gain related to an out-of-period inventory adjustment.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Gross profit was $513.8 million in the first nine months of 2025 compared to $529.8 million in the first nine months of 2024, a decrease of approximately $16.0 million, or 3%, primarily as a result of an increase in the Company’s raw material costs and manufacturing costs, as well as the $6.0 million amortization of the fair value step-up in Dipsol’s inventories as a result of the Dipsol acquisition, partially offset by an increase in net sales and a $2.9 million gain related to an out-of-period inventory adjustment. The Company’s reported gross margin in the first nine months of 2025 was 36.2% compared to 38.0% in the first nine months of 2024. The Company’s non-GAAP gross margin in the first nine months of 2025 was 36.4% compared to 38.0% in the first nine months of 2024. See the Non-GAAP Measures section of this Item below for additional details.
SG&A was $372.1 million in the first nine months of 2025 compared to $359.4 million in the first nine months of 2024, an increase of $12.7 million, or 4%, primarily driven by an increase in SG&A relating to acquisitions, partially offset by lower incentive compensation.
The Company incurred Restructuring and related charges of $31.1 million and $4.8 million during the first nine months of 2025 and 2024, respectively, related to additional reductions in headcount and facility closure costs under the Company’s restructuring program. See the Non-GAAP Measures section of this Item, below.
During the second quarter of 2025, the Company recorded an $88.8 million non-cash impairment charge to write down the remaining value of goodwill associated with the Company’s EMEA reportable segment. This non-cash impairment charge is the result of the Company’s conclusion that the negative impacts of the lower than projected financial performance, driven by the continuation of soft end market conditions, as well as an increase in the Company’s cost of capital, driven by uncertainty around the potential negative impacts of tariffs, represented a triggering event for the Company’s EMEA reporting unit and the associated goodwill, as well as the related asset group. There were no similar impairment charges during the first nine months of 2024. See Note 13, Goodwill and Other Intangible Assets, to the Condensed Consolidated Financial Statements for additional information.
Operating income in the first nine months of 2025 was $21.8 million compared to $165.7 million in the first nine months of 2024. The decrease in operating income was primarily driven by the $88.8 million non-cash impairment charge described above. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item, below, the Company’s current year non-GAAP operating income decreased to $154.3 million for the first nine months of 2025 compared to $173.2 million in the prior year’s first nine months primarily due to lower gross profit and an increase in SG&A.
The Company had Other expense, net of $1.6 million in the first nine months of 2025 compared to Other income, net of $2.3 million in the first nine months of 2024. The first nine months of 2025 and 2024 both included foreign exchange transaction losses, which were $5.0 million higher in the current year and income from non-income tax credits, which were $0.9 million lower in the current year. The first nine months of 2025 also included a $2.1 million net gain on disposals of property, $2.0 million of interest income and a multiemployer plan withdrawal charge of $0.9 million, whereas the first nine months of 2024 included a $0.9 million expense associated with a payment related to a customer product liability dispute and a $1.0 million business interruption insurance recovery. See the Non-GAAP Measures section of this Item, below.
Interest expense of $33.3 million increased $1.4 million in the first nine months of 2025 compared to $31.9 million in the first nine months of 2024 primarily as a result of higher outstanding borrowings, partially offset by decreases in interest rates.
The Company’s effective tax rates for the first nine months of 2025 and 2024 were (169.5)% and 29.7%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2025 was largely driven by the mix of pre-tax earnings, goodwill impairment charges, and withholding taxes offset by return to provision adjustments and net favorable reductions in uncertain tax positions. Comparatively, the effective tax rate for the nine months ended September 30, 2024 were primarily impacted by the mix of pre-tax earnings, certain one-time charges related to an intercompany intangible asset transfer, and withholding taxes, offset by changes in uncertain tax positions and return to provision adjustments. Excluding the impact of non-core items in each period, described in the Non-GAAP Measures section of this Item, below, the Company estimates that its effective tax rates for the first nine months of 2025 and 2024 would have been approximately 28% in both periods. The Company expects continued volatility in its effective tax rates due to several factors, including the timing and scope of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, the treatment of certain acquisition-related costs and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of factors, including forecasted mix of earnings, which may vary.
Equity in net income of associated companies was $12.3 million in the first nine months of 2025 compared to $6.9 million in the first nine months of 2024. The increase of $5.4 million was primarily due to higher current year income from the Company’s 50% equity interest in a joint venture in Korea and higher current year income from the Company’s 32% investment in Primex, a captive insurance company.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Net income attributable to noncontrolling interest was less than $0.1 million in the first nine months of 2025 and 2024.
Reportable Segments Review - Comparison of the Third Quarter of 2025 with the Third Quarter of 2024
The Company’s reportable segments reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the Chief Operating Decision Maker of the Company assesses performance. The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific.
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
Americas
Americas represented approximately 45% of the Company’s consolidated net sales in the third quarter of 2025. This segment’s net sales were $222.8 million, an increase of $2.5 million, or 1%, compared to the third quarter of 2024. This was driven by an increase in sales from the acquisition of Dipsol of approximately 2% and a favorable impact from foreign currency translation of approximately 1%, partially offset by a decrease in selling price and product mix of approximately 2%. The favorable foreign exchange impact was primarily due to the weakening of the U.S. dollar against the Mexican peso and Brazilian real. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. Sales volumes were consistent compared to the prior year and were primarily driven by new business wins despite a continuation of soft end market conditions further impacted by the uncertainty of tariffs, especially for metalworking applications. Segment operating earnings were $58.9 million, a decrease of $3.2 million, or 5%, compared to the third quarter of 2024, as an increase in net sales was partially offset by lower segment operating margins, primarily driven by lower gross margins for the segment.
EMEA
EMEA represented approximately 29% of the Company’s consolidated net sales in the third quarter of 2025. This segment’s net sales were $143.9 million, an increase of $9.8 million, or 7%, compared to the third quarter of 2024. This was driven by a favorable impact from foreign currency translation of approximately 3%, an increase in sales from the acquisitions of Dipsol, Natech and CSI of approximately 2%, an increase in organic sales volumes of approximately 1%, and an improvement in selling price and product mix of approximately 1%. The favorable foreign currency translation impact was primarily due to the weakening of the U.S. dollar against the Euro. The increase in organic sales volumes was primarily driven by new business wins, which helped offset a continuation of soft end market conditions, which were further impacted by the uncertainty of tariffs. The increase in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. Segment operating earnings were $26.5 million, an increase of $1.8 million, or 7%, compared to the third quarter of 2024, primarily due to an increase in net sales.
Asia/Pacific
Asia/Pacific represented approximately 26% of the Company’s consolidated net sales in the third quarter of 2025. This segment’s net sales were $127.2 million, an increase of $19.3 million, or 18%, compared to the third quarter of 2024. This was driven by an increase in sales from the acquisition of Dipsol of approximately 14%, an increase in organic sales volumes of approximately 8%, and a favorable impact from foreign currency translation of approximately 1%, partially offset by a decrease in selling price and product mix of approximately 5%. The increase in organic sales volumes was primarily driven by new business wins despite a modest decrease in underlying market conditions. The favorable foreign currency translation impact was primarily due to the weakening of the U.S. dollar against the Chinese renminbi. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. Segment operating earnings were $35.6 million, an increase of $4.9 million, or 16%, compared to the third quarter of 2024, as an increase in net sales was partially offset by lower segment operating margins, primarily due to lower gross margins for the segment and higher SG&A, primarily related to acquisitions.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Reportable Segments Review - Comparison of the First Nine Months of 2025 with the First Nine Months of 2024
Americas
Americas represented approximately 46% of the Company’s consolidated net sales in the first nine months of 2025. This segment’s net sales were $657.6 million, a decrease of $16.0 million, or 2%, compared to the first nine months of 2024. This was driven by an unfavorable impact of foreign currency translation of approximately 2% and a decrease in organic sales volumes of approximately 2%, partially offset by an increase in sales from the acquisition of Dipsol of approximately 2%. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Brazilian real and Mexican peso during the first nine months of 2025 compared to 2024. The decline in organic sales volumes was primarily driven by a continuation of soft market conditions and customer order patterns, partially offset by new business wins. The Americas segment’s operating earnings were $176.4 million, a decrease of $16.7 million, or 9%, compared to the first nine months of 2024 primarily driven by lower net sales and lower segment operating margins, primarily due to lower gross margins for the segment.
EMEA
EMEA represented approximately 29% of the Company’s consolidated net sales in the first nine months of 2025. This segment’s net sales were $413.1 million, an increase of $2.5 million, or 1%, compared to the first nine months of 2024. This was a result of an increase in sales from acquisitions of Dipsol, Natech, CSI, and IKV of approximately 3% and a favorable foreign currency translation impact of approximately 3%, primarily due to the weakening of the U.S. dollar against the Euro, partially offset by a decrease in selling price and product mix of approximately 3% and a decrease in organic sales volumes of approximately 2%. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. The decline in sales volumes was primarily driven by softer market conditions, partially offset by continued new business wins. The EMEA segment’s operating earnings were $74.9 million, a decrease of $6.0 million, or 7%, compared to the first nine months of 2024 as an increase in net sales was offset by lower segment operating margins, primarily due to lower gross margins for the segment and higher SG&A, primarily related to acquisitions.
Asia/Pacific
Asia/Pacific represented approximately 25% of the Company’s consolidated net sales in the first nine months of 2025. This segment’s net sales were $349.5 million, an increase of $38.0 million, or 12%, compared to the first nine months of 2024. This was driven by contributions from acquisitions of Dipsol and Sutai of approximately 11% and an increase in organic sales volumes of approximately 6%, partially offset by lower selling price and product mix of approximately 4% and an unfavorable impact of foreign currency translation of approximately 1%. The increase in organic sales volumes was primarily driven by new business wins coupled with a more favorable end market environment compared to the prior year period. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Chinese renminbi. The Asia/Pacific segment’s operating earnings were $90.2 million, a decrease of $1.8 million, or 2%, compared to the first nine months of 2024 as an increase in net sales was offset by lower segment operating margins, primarily due to lower gross margins for the segment and higher SG&A, primarily related to acquisitions.
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

Quaker Chemical Corporation
Management’s Discussion and Analysis
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
Certain of the prior period non-GAAP financial measures presented in the following tables have been adjusted to conform with current period presentation. The following tables reconcile the Company’s non-GAAP financial measures (unaudited) to their most directly comparable GAAP (unaudited) financial measures (dollars in thousands unless otherwise noted, except per share amounts):

Non-GAAP Gross Profit and Margin Reconciliations	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit	$180,865	$172,549	$513,848	$529,830
Acquisition-related step-up inventory amortization (a)	—	—	6,022	—
Loss (gain) on inventory and other adjustments (d)	671	—	(2,933)	—
Non-GAAP gross profit	$181,536	$172,549	$516,937	$529,830
Non-GAAP gross margin (%) (u)	36.8%	37.3%	36.4%	38.0%

Non-GAAP Operating Income and Margin Reconciliations	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income	$46,641	$51,718	$21,755	$165,693
Acquisition-related step-up inventory amortization (a)	—	—	6,022	—
Restructuring and related charges, net (b)	7,745	2,610	31,128	4,787
Acquisition-related expenses (c)	642	381	4,775	898
Loss (gain) on inventory and other adjustments (d)	671	—	(3,256)	—
Customer insolvency costs (i)	—	—	—	1,522
Impairment charges (n)	—	—	88,840	—
Acquisition-related depreciation and amortization (r)	1,656	—	3,337	—
Other charges (credits) (f)	530	(519)	1,695	347
Non-GAAP operating income	$57,885	$54,190	$154,296	$173,247
Non-GAAP operating margin (%) (u)	11.7%	11.7%	10.9%	12.4%

Quaker Chemical Corporation
Management’s Discussion and Analysis

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Net Income Reconciliations	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Quaker Chemical Corporation	$30,469	$32,346	$(23,189)	$102,458
Depreciation and amortization (s)	24,436	21,423	69,187	63,907
Interest expense	10,941	10,347	33,265	31,925
Taxes on income before equity in net income of associated companies (t)	9,266	12,167	22,280	40,453
EBITDA	75,112	76,283	101,543	238,743
Equity income in a captive insurance company (g)	(1,691)	(285)	(4,437)	(1,266)
Acquisition-related step-up inventory amortization (a)	—	—	6,022	—
Restructuring and related charges, net (b)	7,745	2,610	31,128	4,787
Acquisition-related expenses (c)	642	381	4,775	898
Loss (gain) on inventory and other adjustments (d)	671	—	(3,256)	—
Pension and postretirement benefit costs, non-service components (e)	469	469	1,351	1,398
Customer insolvency costs (i)	—	—	—	1,522
Impairment charges (n)	—	—	88,840	—
Product liability claim costs, net (j)	—	—	—	896
Business interruption insurance proceeds (k)	—	(1,000)	—	(1,000)
Currency conversion impacts of hyper-inflationary economies (h)	886	624	2,073	333
Loss on acquisition-related hedges (l)	—	—	1,351	—
Gain on sale of assets (m)	—	—	(2,534)	—
Multiemployer plan withdrawal charge (o)	923	—	923	—
Brazilian non-income tax credits (p)	(1,762)	—	(1,762)	—
Other charges (credits) (f)	(144)	(520)	1,360	(176)
Adjusted EBITDA	$82,851	$78,562	$227,377	$246,135
Adjusted EBITDA margin (%) (u)	16.8%	17.0%	16.0%	17.6%

Adjusted EBITDA	$82,851	$78,562	$227,377	$246,135
Less: Depreciation and amortization (s)	24,436	21,423	69,187	63,907
Less: Interest expense	10,941	10,347	33,265	31,925
Less: Taxes on income before equity in net income of associated companies - adjusted (t)	12,860	12,811	33,964	40,417
Plus: Acquisition-related depreciation and amortization (r)	1,656	—	3,337	—
Non-GAAP net income	$36,270	$33,981	$94,298	$109,886

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP earnings (loss) per diluted share attributable to Quaker Chemical Corporation common shareholders	$1.75	$1.81	$(1.32)	$5.70
Equity income in a captive insurance company (g)	(0.10)	(0.02)	(0.25)	(0.07)
Acquisition-related step-up inventory amortization (a)	—	—	0.25	—
Restructuring and related charges, net (b)	0.30	0.11	1.31	0.20
Acquisition-related expenses (c)	0.02	0.02	0.21	0.04
Loss (gain) on inventory and other adjustments (d)	0.02	—	(0.14)	—
Pension and postretirement benefit costs, non-service components (e)	0.02	0.02	0.06	0.06
Customer insolvency costs (i)	—	—	—	0.06
Impairment charges (n)	—	—	4.91	—
Product liability claim costs, net (j)	—	—	—	0.04
Business interruption insurance proceeds (k)	—	(0.04)	—	(0.04)
Currency conversion impacts of hyper-inflationary economies (h)	0.05	0.04	0.12	0.02
Loss on acquisition-related hedges (l)	—	—	0.06	—
Gain on sale of assets (m)	—	—	(0.11)	—
Multiemployer plan withdrawal charge (o)	0.04	—	0.04	—
Brazilian non-income tax credits (p)	(0.08)	—	(0.08)	—
Other charges (credits) (f)	0.02	(0.03)	0.07	(0.01)
Discrete tax items (q)	(0.02)	(0.02)	0.11	0.11
Acquisition-related depreciation and amortization (r)	0.06	—	0.13	—
Non-GAAP earnings per diluted share (v)	$2.08	$1.89	$5.37	$6.11
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
(d)Loss (gain) on inventory and other adjustments represents immaterial out-of-period adjustments for inventory and other items and is recorded within Cost of goods sold and SG&A in the Company’s Condensed Consolidated Statements of Operations.
(e)Pension and postretirement benefit costs, non-service components represents the pre-tax, non-service components of the Company’s pension and postretirement net periodic benefit cost in each period. See Note 9 – Pension and Other Postretirement Benefits, and Note 10, Other (expense) income, net, to the Condensed Consolidated Financial Statements for additional information.
(f)Other charges (credits) include professional fees incurred in connection with tax audits, certain consultant and advisory expenses for the Company’s long-term strategic planning, and other items.
(g)Equity income in a captive insurance company represents the after-tax income attributable to the Company’s interest in Primex, Ltd. (“Primex”), a captive insurance company. The Company holds a 32% investment in and has significant influence over Primex, and therefore accounts for this interest under the equity method of accounting.
(h)Currency conversion impacts of hyper-inflationary economies represents the foreign currency remeasurement impacts associated with the Company’s affiliates in Argentina and Türkiye whose local economies are designated as hyper-inflationary under U.S. GAAP. These pre-tax foreign currency remeasurement impacts are not deductible for tax purposes for both the three and nine months ended September 30, 2025 and 2024. The charges incurred relate to the immediate recognition of foreign currency remeasurement in the Condensed Consolidated Statements of Operations.

Quaker Chemical Corporation
Management’s Discussion and Analysis
(i)Customer insolvency costs represent charges associated with a specific reserve for trade accounts receivable within the Company’s EMEA reportable segment related to a specific customer that filed for bankruptcy protection.
(j)Product liability claim costs, net represents an expense related to the payment by the Company in connection with a product liability dispute with a customer, net of insurance recoveries. See Note 10, Other (expense) income, net, to the Condensed Consolidated Financial Statements for additional information.
(k)Business interruption insurance proceeds reflects an insurance claim settlement receipt for the three and nine months ended September 30, 2024 related to production losses due to an electrical fire in 2021 that resulted in the temporary shutdown of production at one of the Company’s production facilities. See Note 18, Commitments and Contingencies, to the Condensed Consolidated Financial Statements for additional information.
(l)Loss on acquisition-related hedges represents the mark-to-market and settlement of the foreign exchange forward contracts entered into March 2025 for an aggregate notional amount totaling $155.3 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Japanese yen in connection with the acquisition of Dipsol. See Note 2, Business Acquisitions, and Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for additional information.
(m)Gain on sale of assets represents the gain recognized on the sale of certain property previously classified as held for sale and gain on sale of other assets that are not considered core to the Company’s operations. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.
(n)Impairment charges represents the non-cash charge taken to write down the remaining carrying value of goodwill in the EMEA reportable segment during the second quarter of 2025. See Note 13, Goodwill and Other Intangible Assets, to the Condensed Consolidated Financial Statements for additional information.
(o)Multiemployer plan withdrawal charge represents the expense related to the Company withdrawing from the Cleveland Bakers and Teamsters Pension Fund, a multiemployer defined benefit pension plan, in connection with a site closure under the Company’s restructuring program and facility closure actions. See Note 7, Restructuring and Related Activities, and Note 10, Other (expense) income, net, to the Condensed Consolidated Financial Statements for additional information.
(p)Brazilian non-income tax credits represents indirect tax credits and interest related to the Brazil Supreme Court ruling in regard to certain non-income (indirect) taxes that have been previously charged and paid. See Note 10, Other (expense) income, net, to the Condensed Consolidated Financial Statements for additional information.
(q)Discrete tax items include certain impacts of uncertain tax positions. See Note 11, Income Taxes, to the Condensed Consolidated Financial Statements for more information.
(r)Acquisition-related depreciation and amortization represents amortization expense recorded for definite-lived intangible assets in connection with the Dipsol and Natech acquisitions and depreciation expense recorded in connection with the fair value step-up of Dipsol’s property, plant, and equipment. See Note 2, Business Acquisitions, and Note 13, Goodwill and Other Intangible Assets, for more information.
(s)Depreciation and amortization for the three and nine months ended September 30, 2025 and 2024 each includes approximately $0.2 million and $0.7 million, respectively, of amortization expense recorded within equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations. This is attributable to the amortization of the fair value purchase accounting step-up in connection with the acquisition of the Company’s 50% equity interest in Korea Houghton Corporation.
(t)Taxes on income before equity in net income of associated companies – adjusted presents the impact of any current and deferred income tax expense (benefit), as applicable, of the reconciling items presented in the reconciliation of net income attributable to Quaker Chemical Corporation to adjusted EBITDA and was determined utilizing the applicable rates in the taxing jurisdictions in which the adjustments occurred, subject to deductibility. This caption also includes the impact of specific tax charges and benefits for the three and nine months ended September 30, 2025 and 2024.
(u)The Company calculates adjusted EBITDA margin, non-GAAP operating margin, and non-GAAP gross margin as the percentage of adjusted EBITDA, non-GAAP operating income, and non-GAAP gross profit to consolidated net sales.
(v)In each given period, the Company calculates non-GAAP earnings per diluted share as non-GAAP net income attributable to the Company per weighted average diluted shares outstanding using the “two-class share method”.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet items outstanding as of September 30, 2025 include approximately $7 million of bank letters of credit and guarantees. The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources.

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
•the potential timing, impacts, benefits and other uncertainties of acquisitions and divestitures, including our ability to finance any acquisition on commercially reasonable terms or to realize synergies, integrate acquisitions and acquired businesses or separate divested assets and businesses;
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
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2025, the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.
Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2025.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this Report:

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share (1)(2)	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 - July 31	221	$119.31	—	$68,065,837
August 1 - August 31	22,264	$126.70	21,455	$65,349,000
September 1 - September 30	8,474	$130.58	8,336	$64,262,315
Total	30,959	$127.71	29,791	$64,262,315
(1)1,168 of these shares were acquired from employees related to the surrender of Quaker Chemical Corporation shares in payment of the vesting of restricted stock awards or units. The price paid for shares acquired from employees pursuant to employee benefit and share-based compensation plans is based on the closing price of the Company’s common stock on the date of vesting as specified by the plan pursuant to which the applicable option, restricted stock award, or restricted stock unit was granted.
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
Item 5. Other Information.
Insider Trading Arrangements and Policies
No director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2025.

Table of Content
Item 6. Exhibits.
(a) Exhibits

3.1	–
Amended and Restated Articles of Incorporation (as amended through July 24, 2019). Incorporated by reference to Exhibit 3.1 as filed by the Registrant with its quarterly report on Form 10-Q filed on August 1, 2019.

3.2	–	Amended and Restated By-laws (effective December 19, 2022). Incorporated by reference to Exhibit 3.1 as filed by the Registrant within its current report on Form 8-K on December 20, 2022.
10.1	–	Employment Agreement by and between Registrant and Steven Dassing, as amended July 21, 2025.*†^
31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
32.1	–	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S. C. Section 1350.**
32.2	–	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S. C. Section 1350.**
101.INS	–	Inline XBRL Instance Document*
101.SCH	–	Inline XBRL Taxonomy Schema Document*
101.CAL	–	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	–	Inline XBRL Taxonomy Definition Linkbase Document*
101.LAB	–	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	–	Inline XBRL Taxonomy Presentation Linkbase Document*
104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)*
* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan.
^ Certain portions of the exhibits that are not material and are of the type Quaker Houghton treats as confidential have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibits will be furnished to the SEC upon request.

*********

Table of Content
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Thomas Coler
Date: October 30, 2025	Thomas Coler, Executive Vice President, Chief Financial Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)