Form 10-K
period 2025-12-31
QUAKER CHEMICAL CORP
filed 2026-02-23
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (The aggregate market value is computed by reference to the last reported sale on the New York Stock Exchange on June 30, 2025): $1,514,771,520
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 17,335,075 shares of Common Stock, $1.00 Par Value, as of February 16, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
The major product lines of Quaker Houghton include metal removal fluids, cleaning fluids, corrosion inhibitors, metal drawing and forming fluids, die cast mold releases, heat treatment and quenchants, metal forging fluids, hydraulic fluids, surface solutions, specialty greases, offshore sub-sea energy control fluids, rolling lubricants, and rod and wire drawing fluids. The following are the respective contributions to consolidated net sales of each of our principal product lines representing more than 10% of consolidated net sales for any of the past three years based on the Company’s current product line segmentation:

Major Product Line	2025	2024	2023
Metal removal fluids	19.0%	22.4%	23.6%
Rolling lubricants	18.3%	20.5%	19.5%
Hydraulic fluids	12.2%	14.2%	14.1%
Surface solutions	10.9%	5.2%	5.0%
Sales Revenue
The majority of the Company’s sales worldwide are made directly through its own employees and its FluidcareTM programs, with the balance sold through distributors and agents. The Company’s employees typically visit the plants of customers regularly, work on site, and through training and experience, identify production needs which can be resolved or otherwise addressed either by utilizing the Company’s existing products or by applying new formulations developed in its laboratories.
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
Major Customers and Markets
In 2025, Quaker Houghton’s five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) accounted for approximately 11% of consolidated net sales, with its largest customer accounting for approximately 3% of consolidated net sales. A significant portion of the Company’s revenues are realized from the sale of process fluids and services to manufacturers of steel, aluminum, automotive, aerospace, industrial equipment, and durable goods, and therefore, Quaker Houghton is subject to the same business cycles as those experienced by these manufacturers and their customers.

The Company’s financial performance is generally correlated to the volume of global production within the industries it serves, rather than directly related to the financial performance of its customers. Furthermore, steel and aluminum customers typically have limited manufacturing locations compared to metalworking customers and generally use higher volumes of products at a single location.
Raw Materials
Quaker Houghton uses approximately 3,000 raw materials, including animal fats, vegetable oils, mineral oils, oleochemicals, surfactant agents and various chemical compounds that act as additives to our base formulations. Quaker Houghton uses a significant number of raw materials derived from crude oil and natural gas. Other than of mineral oils, most of these raw material inputs are fourth to sixth generation derivatives of crude oil and natural gas, which are subject to volatile oil and gas prices and can cause significant variations in our raw materials costs. Oleochemicals are impacted by their own unique supply and demand factors. As experienced during 2025 and 2024, the Company’s earnings have been and could continue to be affected by market changes in raw material prices. Refer to the disclosure contained in Item 7A of this Report for additional information.
Patents and Trademarks
Quaker Houghton has a limited number of patents and patent applications including patents issued, applied for, or acquired in the U.S. and in various foreign countries, some of which may be material to its business, with the earliest patent expiry in 2026. The Company principally relies on its proprietary formulas and its applications know-how and experience to meet customer needs. Quaker Houghton products are identified by numerous trademarks that are registered throughout its marketing area.
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
Research and development costs are expensed as incurred. Research and development expenses during the years ended December 31, 2025, 2024 and 2023 were $60.7 million, $57.3 million and $50.3 million, respectively.
Recent Acquisition Activity
In April 2025, the Company acquired Dipsol Chemicals Co., Ltd. and its subsidiaries, (“Dipsol”). Dipsol is headquartered in Japan and is a leading supplier of surface treatment and plating solutions and services primarily for the automotive and other industrial applications end markets. Dipsol has operations in several countries and these operations are reported within the Company’s respective Americas, EMEA, and Asia/Pacific segments. This acquisition expands the Company’s advanced solutions businesses in attractive end markets with solid growth characteristics. Dipsol also provides significant cross-selling opportunities and enhances the Company’s ability to meet the needs of our customers across the globe.
In April 2025, the Company acquired Natech, Ltd., (“Natech”). Natech is based in the United Kingdom and is a manufacturer of surface treatment chemicals for a variety of industrial applications. Natech is reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s overall surface treatment product and application capabilities within Europe.
In February 2025, the Company acquired Chemical Solutions & Innovations (Pty) Ltd. (“CSI”). CSI is based in South Africa and is a supplier of metalworking fluids and lubricants to the South African market. CSI is reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s position in South Africa and expands the Company’s presence in that region.
In July 2024, the Company acquired the Sutai Group (“Sutai”). Sutai is based in Japan and provides impregnation treatment products and services to the automotive and other industries. Sutai is reported as part of the Asia/Pacific reportable segment. This acquisition strengthens Quaker Houghton’s technology portfolio, enabling the Company to better support and optimize production processes for customers across the Japanese, Asia Pacific and global markets.
In February 2024, the Company acquired I.K.V. Tribologie IKVT and its subsidiaries (“IKV”). IKV, which is part of the Company’s EMEA segment, specializes in high-performance lubricants and greases, including original equipment manufacturer first-fill greases that are primarily used in the automotive, aerospace, electronics and other industrial markets. The acquisition of IKV strengthens the Company’s position in first-fill greases.

Regulatory Matters
In order to facilitate compliance with applicable federal, state, and local statutes and regulations relating to occupational health and safety and protection of the environment, the Company has an ongoing program of site assessments for the purpose of identifying capital expenditures or other actions that may be necessary to comply with such requirements. The program includes periodic inspections of each facility by the Company and/or independent experts, as well as ongoing inspections and training by on-site personnel. Such inspections, among other things, address operational matters, record keeping, reporting requirements and capital improvements. Capital expenditures directed solely or primarily to regulatory compliance amounted to approximately $9.4 million, $6.0 million and $3.5 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
Number of Employees
On December 31, 2025, Quaker Houghton had approximately 4,700 full-time employees globally of whom approximately 900 were employed by the parent company and its U.S. subsidiaries, and approximately 3,800 were employed by its non-U.S. subsidiaries. Associated companies of Quaker Houghton (in which it owns 50% or less and has significant influence) employed approximately 900 people on December 31, 2025.
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
Aligned to our core values, all full-time employees are provided up to 16 hours per calendar year to volunteer for a non-profit or charity of their choice. The approach is supported by recommendations to our employees regarding volunteering opportunities, such as environmental conservation, STEM education, community health, safety and development opportunities for underrepresented groups. In 2025, we continued our donation-matching and grantmaking programs to impact our local communities globally with matching and grants available to eligible organizations across the globe.
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

Sustainability Report
We report our progress on our Sustainability strategy in our sustainability report, which is published annually and is available on our corporate website at https://home.quakerhoughton.com/sustainability. The Company’s 2024 Sustainability Report reflects the most recent data on a variety of topics, including specific information relating to the Company’s environmental, social, and governance initiatives. Information in these sustainability reports and on our website are not incorporated by reference in this Report and, accordingly, should not be considered part of this Report.
Talent Development, Culture and Total Rewards
Our Compensation and Human Resources Committee is responsible for overseeing our policies and strategies related to culture and human capital. We place importance on developing our leaders at all levels. Our leaders have access to training on coaching, performance and rewards, development planning and change management, as well as specialized opportunities for external coaching, leadership assessments, or external development programs. In 2025, we introduced a leadership competency model and tools designed to support individual growth, enhance performance, and strengthen leadership impact at every level of the organization. We continue to utilize a robust process to review each department’s talent landscape, assess our talent, identify critical roles, and update succession plans. The process results in targeted development actions and career growth opportunities designed to ensure we have the talent we need to deliver results both now and in the future.
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
In 2025, we reinforced our commitment to creating a culture where every colleague feels valued and included through the launch of our WeBelong campaign. This initiative served as the umbrella brand for all culture and engagement programs, ensuring alignment and visibility across the enterprise. This campaign highlights initiatives related to Colleague Resource Groups, Inclusion training, Giving, Volunteering, Colleague Stories and more. We launched an enterprise-wide Engagement Survey to better understand colleague challenges and opportunities. Insights from this survey are driving action plans focused on efficiency, clarity, and inclusion, ensuring that every colleague has the tools and support to thrive.
Inclusion begins with the Board and ELT. For additional information on the Company’s leadership, refer to Item 4(a) Information about our Executive Officers and Item 10. Directors, Executive Officers and Corporate Governance.
Workplace Safety
We are committed to maintaining a strong safety culture and to emphasizing the importance of our employees’ role in identifying, mitigating and communicating safety risks. We maintain policies and operational practices that communicate a culture where all levels of employees are responsible for safety. We believe that the achievement of superior safety performance is both an important short-term and long-term strategic goal in managing our operations. We emphasize ten “Lifesaving Rules’ which make a significant difference in preventing serious injuries and fatalities. We have launched several “Live Safe” initiatives to create an environment of openness and awareness in which all employees are actively engaged in proactive safety activities. We are keen in reporting near misses, hazard identifications and educating our employees on their “Stop Work Authority,” which are seen as leading indicators, helping us in our “Path to Zero” incidents. Our leading indicators are proactive and preventive measures that can shed light about the effectiveness of safety and health initiatives and reveal potential risks in the tasks that they perform each day. We also require all employees to regularly complete safety training. Additionally, our ELT is closely involved in our safety programs, conducts regular reviews of safety performance metrics and shares the collective safety performance during Company-wide meetings.
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
These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance, and business, which may differ materially from expectations, estimates and projections because of many factors, including, but not limited to:
•the timing and extent of the impacts on our business from acts of war, terrorism and military conflicts, including those in Ukraine and the Middle East, as well as related economic, political and governmental actions taken by various government organizations in response;
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
•broader macroeconomic factors, including potential for changes in global and regional economic conditions, the possibility of global or regional slowdowns or recessions, other macroeconomic stresses and uncertainties, including political and geopolitical events, civil disturbances and endemics/pandemics or extreme weather events and other natural disasters that may adversely affect regional economic conditions; and
•our future results and plans including our sustainability goals and enterprise strategy.
A major risk is that demand for the Company’s products and services is largely derived from the demand for our customers’ products, which subjects the Company to uncertainties related to downturns in a customer’s business and unanticipated customer production slowdowns and shutdowns.
Other major risks and uncertainties include, but are not limited to, legislative and regulatory developments including changes to existing laws and regulations, or the way they are interpreted, applied or enforced; tariffs, trade restrictions and the economic and other sanctions imposed by other nations on Russia and Belarus and/or other government organizations; suspensions of activities in Russia by many multinational companies; foreign currency fluctuations; significant changes in applicable tax rates and regulations and the potential impacts therefrom, including those arising from H.R.1, commonly known as the “One Big Beautiful Bill Act”, terrorist attacks and other acts of violence; the impacts of consolidation in our industry, including loss or consolidation of a major customer; the effects of climate change, fire or other natural disasters; and the potential occurrence of cyber-security breaches, cyber-security attacks, and other technology outages and security incidents.
Furthermore, the Company is subject to the same business cycles as those experienced by our customers in the steel, automotive, aerospace, industrial equipment, aluminum, and durable goods industries.
Any or all of the forward-looking statements in this Report, in the Company’s Annual Report to Shareholders for 2025 or in any other public statements we make may prove to be incorrect due to inaccurate assumptions or unforeseen risks and uncertainties. In addition to the factors above, our forward-looking statements are qualified with respect to the risks disclosed elsewhere in this Report, including in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could materially impact our future performance and cause our actual results to differ materially from expected and historical results. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. However, additional disclosures on related subjects may be found in the Company’s subsequent reports on Forms 10-K, 10-Q, 8-K and other related filings.

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
As the leader in industrial process fluids, we are subject to the same business cycles as those experienced by our customers that participate in the steel, automotive, industrial equipment, aerospace, aluminum and durable goods industries. Because demand for our products and services is largely derived from the global demand for our customers’ products, we are subject to uncertainties related to downturns in our customers’ businesses and shutdowns or curtailments of our customers’ production, including as a result of adverse changes affecting national, regional and global economies or increased competitive pressure within our customers’ industries. Our customers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing, leading them to delay or cancel plans to purchase products, and they may not be able to pay our bills or fulfill their other obligations in a timely fashion. We have limited ability to adjust our costs contemporaneously with changes in sales; thus, a significant sudden downturn in sales or increased credit losses due to reductions in global production within the industries we serve and/or weak end-user markets could have a material adverse effect on our liquidity, financial position and results of operations. Further, our suppliers and other business partners may experience similar conditions, which could impact their ability to fulfill their obligations to us and also result in material adverse effects on our liquidity, financial position and results of operations.
Changes in competition in the industries and markets we serve could have a material adverse effect on our liquidity, financial position and results of operations.
The specialty chemical industry is highly competitive and there are many companies with significant financial resources and/or customer relationships that compete with us to provide similar products and services. Some competitors may be able to offer more favorable or flexible pricing and service terms or may be better able to adapt to changes in conditions in our industries, fluctuations in the costs of raw materials or to changes in global economic conditions, potentially resulting in reduced profitability and/or a loss of market share for us. The pricing decisions of our competitors could affect demand for our offerings, and could lead us to decrease our prices, which could negatively affect our margins and profitability. In addition, our competitors could potentially consolidate their businesses and gain scale or better position their product offerings, which could have a negative impact on our profitability and market share. Competition in our industry historically has also been based on the ability to provide products that meet the needs of the customer and render technical services and laboratory assistance, which our competitors may be able to accomplish more effectively or efficiently than we can. If we are unsuccessful with differentiating ourselves, it could have a material adverse effect on our liquidity, financial position and results of operations and we could lose market share to our competitors.
Loss of a significant customer, bankruptcy of a major customer, or the closure of or significant reduction in production at a customer site could have a material adverse effect on our liquidity, financial position and results of operations.
During 2025, our top five largest customers (each composed of multiple subsidiaries or divisions with semi-autonomous purchasing authority) together accounted for approximately 11% of our consolidated net sales, with the largest customer accounting for approximately 3% of our consolidated net sales. The loss of a significant customer could have a material adverse effect on our liquidity, financial position and results of operations. Also, a significant portion of our revenues is derived from sales to customers in the cyclical steel, aerospace, aluminum and automotive industries, where bankruptcies have occurred in the past and where companies have periodically experienced financial difficulties. If a significant customer or group of customers in the same industry experiences financial difficulties or files for bankruptcy protection, we may be unable to collect on our receivables, customer manufacturing sites may be closed, or our contracts may be voided, which could have a material adverse effect on our liquidity, financial position and result of operations. The bankruptcy of a major customer could therefore have a material adverse effect on our liquidity, financial position and results of operations. Also, some of our customers, primarily in the steel, aluminum and aerospace industries, often have fewer manufacturing locations compared to other metalworking customers and generally use higher volumes of products at a single location. The loss, closure, or significant reduction in production at one or more of these locations or other major sites of a significant customer could have a material adverse effect on our business.

We may not be able to timely develop, manufacture and gain market acceptance of new and enhanced products required to maintain or expand our business, which could adversely affect our competitive position and our liquidity, financial position and results of operations.
We believe that our continued success depends on our ability to continuously develop and manufacture new products and product enhancements on a timely and cost-effective basis in response to customer demands for higher performance process chemicals and other product offerings. Our competitors may develop new products or enhancements to their products that offer better performance, features that render our products less competitive or obsolete, or lower prices, any of which may cause us to lose business and/or significant market share. The development and commercialization of new products require significant expenditures over an extended period of time, and some products that we seek to develop may fail to gain traction or never become profitable. In any event, ongoing investments in research and development for the future do not yield an immediate beneficial impact on our operating results and therefore could result in higher costs without a proportional increase in revenues.
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
Divestitures have inherent risks, including the possibility that we may not be able to achieve the proceeds we desire from a sale, potential post-closing liabilities and claims for indemnification, that may impact our ability to fully realize the anticipated benefit. In particular, in connection with the sale of certain properties and businesses, we agreed to indemnify the purchasers for certain types of matters, including certain breaches of representations and warranties, taxes and certain environmental matters. With respect to environmental matters, the discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws, even if we were not aware of the contamination. We may not have insurance coverage for such indemnity obligations. Further, we cannot predict the nature or amount of any indemnity or other obligations we may have to pay. These payments may be costly and may adversely affect our financial position and results of operations. If these or other post-closing risks materialize, the benefits of any divestiture may not be fully realized, if at all, and our business, financial condition, and results of operations could be negatively impacted.
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
In addition, under our shareholders agreement with the Gulf Affiliates, they currently have the right to designate three individuals for election to the Board and this right, together with their share ownership, gives them substantial influence over our business, including over matters submitted to a vote of our shareholders, including the election of directors, amendment of our organizational documents, acquisitions or other business combinations involving the Company, and potentially the ability to prevent extraordinary transactions such as a takeover attempt or business combination. The concentration of ownership of our shares held by the Gulf Affiliates may make some future actions more difficult without their support. The Gulf Affiliates, however, among other provisions in the shareholders agreement, have agreed that for so long as any of their designees are on the Board, and for six months thereafter, they will vote all Quaker Houghton shares consistent with the recommendations of the Board for each director nominee as reflected in each proxy statement of the Company, including in support of any Quaker Houghton directors nominated for election or re-election to the Board (except as would conflict with their rights to designees on the Board). Nevertheless, the interests of Gulf may conflict with our interests or the interests of our other shareholders, though we are not currently aware of any such conflicts.
The timing and amount of the Company’s share repurchases are subject to a number of uncertainties, and there can be no assurance that we will continue to repurchase shares of our common stock.
On February 28, 2024, the Board approved a new share repurchase program (“2024 Share Repurchase Program”), authorizing the Company to repurchase up to an aggregate of $150 million of the Company’s outstanding common stock. The 2024 Share Repurchase Program replaced an earlier program, was effective immediately and has no expiration date. Under the 2024 Share Repurchase Program, the Company is authorized to repurchase shares through open market purchases, privately-negotiated transactions, accelerated share repurchases or otherwise in accordance with applicable federal securities laws, including Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company continues to utilize trading plans for the repurchase of shares pursuant to the 2024 Share Repurchase Program, which permit the Company to purchase shares, at predetermined price targets, when it may otherwise be precluded from doing so. The 2024 Share Repurchase Program does not obligate us to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion. The specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance, prevailing prices, market conditions, securities law limitations, and other factors. Important factors that could cause the Company to limit, suspend or delay its share repurchases include unfavorable trading market conditions, the price of the Company’s common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates and the availability of U.S. cash, none of which we can predict.

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
Rising interest rates not only increase our cost of capital but could also have a dampening effect on overall economic activity and the financial condition of the Company’s customers, either or both of which could negatively affect customer demand for the Company's products and customers’ ability to repay their obligations. Rising interest rates could also cause credit market dislocations, which could have an impact on the Company’s and its customers’ cost of capital.
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
A significant portion of our revenues and earnings are generated by our non-U.S. operations. Our success as a global business depends, in part, upon our ability to succeed across different legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in all of the locations where we do business. Risks inherent in our global operations include:
•trade protection measures including import and export controls, trade embargoes, and trade sanctions affecting countries or regions we serve, which could result in our losing access to customers and suppliers in those countries or regions;
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
•instability in or adverse changes to the economic, political, social, legal or regulatory conditions in a country or region where we do business, as a result of political activity, armed conflict and/or terrorist activities such as those that are being experienced in multiple areas around the world; and
•complex and dynamic local tax regulations, including changes in foreign laws and tax rates or U.S. laws and tax rates with respect to foreign income that may unexpectedly increase the rate at which our income is taxed, impose new and additional taxes on remittances, repatriation or other payments by subsidiaries, or cause the loss of previously recorded tax benefits.
The current global geopolitical and trade environment creates the potential for increased escalation of domestic and international tariffs and retaliatory trade policies, including the possibility of a “trade war” involving the United States and one or more of its trading partners. Recent government actions, including tariffs and trade policies, have impacted the global economy, disrupted global supply chains, created significant uncertainty and volatility in financial markets, and increased the risk of recession and elevated unemployment levels; these conditions could continue or worsen. Changes in U.S. trade policy and retaliatory actions by U.S. trade partners could also result in weakening economic conditions. If new tariffs are imposed or current tariffs are increased, materials and goods that U.S. companies import and export may face higher prices, and this could lead to significant shortages or price increases in our raw materials, decreased international sales, reduced margins or increased prices. Changes in U.S. trade policy and retaliatory actions by U.S. trade partners could also result in weakening economic conditions. If we are unable to successfully manage these and other risks associated with our international businesses, the risks could have a material adverse effect on our business, results of operations and financial condition.
The scope of our international operations subjects us to risks from currency fluctuations that could adversely affect our liquidity, financial position and results of operations.
Our non-U.S. operations generate significant revenues and earnings. Fluctuations in foreign currency exchange rates, including hyperinflationary conditions, may affect product demand and may adversely affect the profitability in U.S. dollars of the products and services we provide in international markets where payment for our products and services is made in the local currency. Our financial results are affected by currency fluctuations, particularly between the U.S. dollar and the Euro, the British pound sterling, the Brazilian real, the Mexican peso, the Chinese renminbi and the Indian rupee. During the past three years, sales by our non-U.S. subsidiaries accounted for approximately 63% to 67% of our consolidated net sales. We generally do not use financial instruments that expose us to significant risk involving foreign currency transactions; however, the relative size of our non-U.S. activities has a significant impact on reported operating results and our net assets. Therefore, as exchange rates change, our results can be materially affected. See the foreign exchange risk information contained in Item 7A of this Report and the geographic information in Note 4, Business Segments, to the Consolidated Financial Statements included in Item 8 of this Report.
Also, we occasionally source inventory in a different country than that of the intended sale. This practice can give rise to foreign exchange risk. We seek to mitigate this risk through local sourcing of raw materials in the majority of our locations.
Changes in domestic and foreign trade policies, including the imposition of tariffs and retaliatory tariffs, and other factors beyond our control may adversely impact our business, financial condition, and results of operations.
The U.S. government recently implemented changes to its trade policies, including significant tariff increases on imports and potential changes to existing trade agreements, creating a dynamic and uncertain trade environment. Such measures can be adopted with little or no notice, and retaliatory actions by other countries may further increase costs and disrupt global supply chains. Higher tariffs or trade restrictions may raise the cost of inventory and products sold by our customers, vendors, partners, and suppliers, reducing demand, compressing margins, and impairing their financial performance and ability to meet obligations. This, in turn, could adversely impact our financial condition and results of operations. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial markets, which may lead to adverse changes in the availability, terms and cost of capital, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Relating to Our Supply Chain
We rely on a wide variety of raw materials, and our business depends on our ability to source them cost-effectively.
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
The specialty chemical industry periodically experiences supply shortages for certain raw materials. In addition, we source some materials from a single supplier or from suppliers in jurisdictions that have experienced political or economic instability. Even where we have multiple suppliers of a particular raw material, there are occasionally shortages. Any significant disruption in supply, such as was experienced several years ago, could affect our ability to obtain raw materials or satisfactory substitutes or could increase the cost of such raw materials or substitutes, which could have a material adverse effect on our liquidity, financial position and results of operations. In addition, certain raw materials that we use are subject to regulation, and a change in our ability to legally use such raw materials may impact the products or services we are able to offer which could negatively affect our ability to compete and could adversely affect our liquidity, financial position and results of operations.
Loss of a significant manufacturing facility or disruptions within our supply chain or in transportation could have a material adverse effect on our liquidity, financial position and results of operations.
Our manufacturing facilities are located throughout the world. While we have some redundant capabilities, if one of our facilities is forced to shut down or curtail operations because of damage or other unforeseen factors, including natural disasters, labor difficulties or public health crises, we may not be able to timely supply our customers. This could result in a loss of sales over an extended period or permanently. While we seek to mitigate this risk through business continuity and contingency planning and other measures, the loss of production in any one region over an extended period of time could have a material adverse effect on our liquidity, financial position and results of operations. Any losses due to these events may not be covered by our existing insurance policies or may be subject to significant deductibles.
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
Pending and future legal proceedings, including tax and environmental matters, could have a material adverse effect on our liquidity, financial position and results of operations, as well as our reputation in the markets we serve.
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
Further, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and other anti-bribery, anti-corruption and anti-money laundering laws in jurisdictions around the world. These and similar laws generally prohibit companies and their officers, directors, employees and third-party intermediaries, business partners and agents from making improper payments or providing other improper items of value to government officials or other persons. While we have policies and procedures and internal controls designed to address compliance with such laws, including employee training programs, we cannot guarantee that our employees and third-party intermediaries, business partners and agents will not take, or be alleged to have taken, actions in violation of such policies and laws for which we may be ultimately held responsible. Detecting, investigating and resolving actual or alleged violations may require a significant diversion of time, resources and attention from senior management. Any alleged or actual violation of these or other applicable anti-bribery, anti-corruption and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, and criminal or civil sanctions, penalties and fines, any of which could adversely affect our business and financial condition.

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
The laws and regulations concerning import activity, export record-keeping and reporting, export control and economic sanctions are complex and constantly changing. These laws and regulations can cause delays in shipments and unscheduled operational downtime. Moreover, any failure to comply with applicable legal and regulatory trading obligations could result in criminal and civil penalties and sanctions such as fines, imprisonment, debarment from governmental contracts, seizure of shipments and loss of import and export privileges. In addition, investigations by government authorities in these countries could have a material adverse effect on our business, results of operations and financial condition.
Uncertainty related to environmental regulation and industry standards relating to, as well as physical risks of, climate change and biodiversity loss, could impact our liquidity, financial position, and results of operations.
Increased public and stakeholder awareness of global climate change, biodiversity loss, and other environmental risks have contributed to, and may result in, even more extensive, international, regional and/or federal requirements or industry standards to reduce or mitigate the effects of these changes. These regulations could mandate even more restrictive regulatory or industry standards than the voluntary goals that we have established or require changes to be adopted on a more accelerated time frame than we currently plan. New disclosure requirements have been adopted various jurisdictions, including in the EU, California, Mexico and Australia. There continues to be a lack of consistent legislation related to disclosure and operational matters, which creates complexity and economic and regulatory uncertainty. Although we are closely following developments in this area and changes in the regulatory landscape in the U.S. and our other markets, we cannot predict how or when those challenges may ultimately impact our business. While certain climate change initiatives may result in new business opportunities for us in the area of alternative fuel technologies and emissions control, compliance with these initiatives may also result in additional costs to us including, among other things, increased production costs, additional taxes and compliance costs, reduced emission allowances or additional restrictions on production or operations.
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
If environmental laws or regulations or industry standards are changed in a manner that imposes significant additional operational restrictions and compliance requirements upon us or our products, or our operations are disrupted due to physical impacts of climate change or biodiversity loss, our business, capital expenditures, liquidity, results of operations, financial condition and competitive position could be negatively impacted.
We are subject to stringent labor and employment laws in the jurisdictions in which we operate, and our relationship with our employees could deteriorate which could adversely impact our operations.
A majority of our full-time employees are employed outside the U.S. In many jurisdictions where we operate, labor and employment laws and regulations grant significant job protection to some employees including rights on termination of employment. In addition, in some countries our employees are represented by works councils or are governed by collective bargaining agreements and we are often required to consult with and seek the consent or advice of such representatives. These laws and regulations, together with our obligations to seek consent or consult with the relevant unions or works councils, could have a significant impact on our flexibility in managing our workforce and responding to market changes. While the Company believes it has generally positive relations with its labor unions and employees, there is no guarantee the Company will be able to successfully negotiate new or renew labor agreements without work stoppages, labor difficulties or unfavorable terms. If we were to experience an extended interruption of operations at any of our facilities because of strikes or other work stoppages, our liquidity, results of operations and financial condition could be materially and adversely affected.

We may be unable to adequately protect our proprietary rights and trade brands, which may limit our ability to compete in our markets and could adversely affect our liquidity, financial position and results of operations.
We have a limited number of patents and patent applications, including patents issued, applied for, or acquired in the U.S. and in various foreign countries, some of which are material to our business. However, we rely principally on our proprietary formulae and applications know-how and experience to meet customer needs. Also, our products are identified by trademarks that are registered throughout our marketing area. Despite our efforts to protect our proprietary information through patent and trademark filings, and the use of appropriate trade secret protections, it is possible that competitors or other unauthorized third parties may obtain, copy, use, disclose or replicate our formulae, products, and processes. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third-party intellectual property rights. In addition, the laws and/or judicial systems of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our proprietary technology or trade brands. Also, security over our global information technology structure is subject to increasing risks associated with cyber-crime and other related cyber-security threats. These potential risks to our proprietary information, trade brands and other intellectual property could subject us to increased competition and a failure to protect, defend or enforce our intellectual property rights could negatively impact our liquidity, financial position and results of operations.
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
We maintain product, property, business interruption, casualty, cyber, and other general liability insurance, but this may not cover all risks associated with the hazards of our business and these coverages are subject to limitations, including deductibles and coverage limits. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the specialty chemical industry have not been available on commercially acceptable terms and, in some cases, have not been available at all. We are potentially at additional risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some of our insurers. Future downgrades in the ratings of insurers could adversely impact both the availability of appropriate insurance coverage and its cost. In the future, we may not be able to obtain coverage at current levels, if at all, and our premiums may increase significantly on coverage that we maintain.
Impairment evaluations of goodwill, intangible assets, investments or other long-lived assets could result in a reduction in our recorded asset values, which could have a material adverse effect on our financial position and results of operations.
We perform reviews of goodwill and indefinite-lived intangible assets on an annual basis, or more frequently if triggering events indicate a possible impairment. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the reporting unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of the assets to their carrying values. If the carrying values of goodwill or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets would be considered impaired. In addition, we perform a review of a definite-lived intangible assets or other long-lived assets when changes in circumstances or events indicate a possible impairment. If any impairment or related charge is warranted, as we determined to be the case in the second quarter of 2025 when we recognized an $88.8 million impairment charge related to our EMEA reportable segment, then our financial position and results of operations could be materially affected. See Note 15, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements included in Item 8 of this Report.
If we identify a material weakness in internal control over financial reporting, or if we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud, either of which could have a material effect on us.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. We cannot be certain that we will be successful in maintaining adequate internal control over financial reporting and financial processes. We have in the past and may in the future discover areas of our internal controls that need improvement. Furthermore, to the extent our business grows or significantly changes, our internal controls may become more complex, and we could require significantly more resources to ensure our internal controls remain effective. If we identify material weaknesses in the future, it could negatively impact our operations or the market value of our common stock. Additionally, the existence of a material weakness may require management to devote significant time and incur significant expense to remediate any such material weaknesses and management may not be able to remediate it, which we may not be able to do in a timely manner.

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
We are subject to risks associated with the development and use of artificial intelligence (“AI”) technologies by us and third parties
Although currently limited, the deployment of AI technologies in our operations, products, and services may expose us to significant competitive, legal, regulatory, and operational risks. There can be no assurance that our use of AI will achieve the intended benefits or enhance our business as anticipated. Competitors may be more effective in leveraging AI tools, developing superior products or applications, or optimizing their operations, which could place us at a competitive disadvantage.

The use of AI also presents risks related to algorithmic errors, flawed or biased training data, or unintended consequences resulting from AI-driven processes. Our AI applications may inadvertently result in the loss or unauthorized disclosure of confidential information or intellectual property and may complicate our ability to claim or enforce intellectual property rights. We may also face increased risks of intellectual property infringement, data privacy violations, cybersecurity breaches, or unauthorized use of company or customer data as a result of AI implementation.
Furthermore, the regulatory landscape for AI is evolving rapidly. For example, certain states such as Utah, Colorado and California have enacted legislation governing the development and/or use of AI systems. Meanwhile, the White House has issued an Executive Order titled “Ensuring a National Policy Framework for Artificial Intelligence” which seeks to establish a federal framework for regulation of artificial intelligence. Existing and new laws and regulations in the jurisdictions where we operate may increase our compliance costs, restrict our use of AI technologies, or expose us to additional legal liability. Any of these risks could have a material adverse effect on our reputation, business, financial condition, or results of operations.
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
Legislation requiring disclosure related to ESG matters is increasingly being adopted by governments in various jurisdictions, including the EU, Mexico, Australia and California, which requirements are expected to be applicable to us or certain of our operations and which impose varying and differing requirements. These developing requirements can significantly expand climate and other sustainability related disclosure requirements, which could require substantial time and attention of management and financial resources. Further, as we work to align with the recommendations of recognized third-party frameworks, we continue to expand our disclosures in these areas. This is consistent with our commitment to executing on a strategy that reflects the economic, social, and environmental impact we have on the world while advancing and complementing our business strategy. Our disclosures on these matters and standards we set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. It is possible that our stakeholders might not be satisfied with our ESG efforts or the speed of their adoption. If we do not meet our stakeholders’ expectations, our business and/or our ability to access capital could be harmed. Any harm to our reputation resulting from setting these standards or our failure or perceived failure to meet such standards could adversely affect our business, financial performance, and growth.
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

In addition, “Anti-ESG” sentiment has also gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. As such, we may face scrutiny, reputational risk, lawsuits, market access restrictions or governmental enforcement actions or penalties as a result of our ESG programs and commitments, which could have a material adverse effect on our business, liquidity, financial position, and results of operations. We are closely monitoring these developments.
Terrorist attacks, wars and armed conflicts, natural disasters, widespread public health crises or other uncommon events may affect the markets in which we operate and our profitability which could adversely affect our business, liquidity, financial position, and results of operations.
Wars and armed conflicts, such as the ongoing military conflicts in Ukraine and the Middle East, as well as responses to such events including sanctions, boycotts, protests or other restrictive actions by the U.S. and/or other countries or its residents, terrorist attacks, cyber-attacks, natural disasters, widespread public health crises or other disruptive events may negatively affect our operations. There can be no assurance that there will not be violence or unrest in the jurisdictions where we do business. Also, natural disasters such as earthquakes, tornados, hurricanes, fires, floods, and tsunamis cannot be predicted.
Wars or armed conflicts, terrorist attacks, cyber-attacks, and natural disasters (which may be amplified by ongoing global climate change and biodiversity loss) may directly impact our physical facilities and/or those of our suppliers or customers. In addition, such events may disrupt the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels, if at all, for all of our facilities. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive. Widespread public health crises, including contagious diseases, could also disrupt operations of the Company, its suppliers and customers, which could have a material adverse impact on our results of operations. A significant outbreak of contagious diseases in the human population similar to the COVID-19 pandemic could also result in an economic downturn that could adversely affect demand for our products and impact our operating results. To the extent that the Company’s customers and suppliers are materially and adversely impacted by a widespread outbreak of contagious disease, this could reduce the availability, or result in delays, of materials or supplies to or from the Company, which in turn could materially interrupt the Company’s business operations.
The consequences of wars or armed conflicts, terrorist attacks, cyber-attacks, natural disasters, widespread public health crises or other uncommon global events can be unpredictable, and we may not be able to foresee or effectively plan for these events, resulting in a material adverse effect on our business, liquidity, financial position, and results of operations.
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
As of the date of this report, we are not aware of any cybersecurity incidents or risks from cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, individually or in the aggregate.
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
The Global Cyber Security team reports to the Chief Digital Information Officer (“CDIO”), who reports to the Chief Financial Officer (“CFO”), who in turn reports to the Chief Executive Officer (“CEO”). Refer to the “Information about our Executive Officers” section, which appears in Item 4(a) of this report for more information about the CDIO’s relevant professional experience and qualifications.

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
Item 2. Properties.
Quaker Houghton’s corporate headquarters and a laboratory facility are located in Conshohocken, Pennsylvania. The laboratory facility is within the Americas’ segment. The Company’s other principal facilities in its Americas’ segment are located in Santa Fe Springs, California; Carrollton, Georgia; Aurora, Illinois; Zion, Illinois; Detroit, Michigan; Madison Heights, Michigan; Batavia, New York; Cleveland, Ohio; Dayton, Ohio; Middletown, Ohio; Strongsville, Ohio; Lewisburg, Tennessee; Waterloo, Ontario; Monterrey, N.L., Mexico; Rio de Janeiro, Brazil and Sao Paulo, Brazil. The Company’s EMEA segment has principal facilities in Uithoorn, the Netherlands; Dortmund, Germany; Monheim am Rhein, Germany; Barbera, Spain; Bera, Spain; Santa Perpetua de Mogoda, Spain; Karlshamn, Sweden; Moncalieri, Italy; Coventry, U.K.; Broms Grove, U.K, and Saint-Donat, France. The Company’s Asia/Pacific segment operates out of its principal facilities located in Chongqing, China; Qingpu, China; Shanghai, China; Songjiang, China; Dahej, India; Rayong, Thailand; Moorabbin, Australia; Perth, Australia, Gamagori, Japan, and Ichihara City, Japan.
With the exception of the Conshohocken, Santa Fe Springs, Madison Heights, Lewisburg, Monheim am Rhein, Aurora, Karlshamn, Songjiang, Rayong, and Coventry sites, which are leased, the remaining principal facilities are owned by the Company and, as of December 31, 2025, were mortgage free. Quaker Houghton also leases sales, laboratory, manufacturing, and warehouse facilities in other locations.
Quaker Houghton’s principal facilities consist of various manufacturing, administrative, warehouse, and laboratory buildings. Most locations have raw material storage tanks, ranging from 1 to 155 at each location with capacities ranging from 5 to 70,000 gallons, and processing or manufacturing vessels ranging from 2 to 54 at each location with capacities ranging from 2 to 29,000 gallons.
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

Item 4(a). Information about our Executive Officers.
Our executive officers as of February 23, 2026 are listed below with their respective ages, positions currently held at the Company, and principal occupation and business experience during at least the last five years. Each of the executive officers, with the exception of Steven Dassing, is appointed annually to a one-year term. Mr. Dassing is considered an executive officer in his capacity as principal accounting officer for purposes of this Item 4(a).

Name, Age, and Present Position with the Company	Business Experience During the Past Five Years and Period Served as an Officer

Joseph A. Berquist, 54 Chief Executive Officer and President	Mr. Berquist was named Chief Executive Officer and President of Quaker Houghton and appointed to the Board as a director in November 2024. Mr. Berquist, who has been employed by the Company since 1997, served as Executive Vice President, Chief Commercial Officer from January 2023 to November 2024. Prior to that role, he served as Executive Vice President, Chief Strategy Officer, and Managing Director, Global Specialty Businesses from September 2021 until December 2022. Additionally, he served as Interim Managing Director of EMEA from August 2022 through December 2022. Before that, he served as Senior Vice President, Global Specialty Businesses and Chief Strategy Officer from August 2019 to September 2021. Mr. Berquist served as Vice President and Managing Director – North America from April 2010 until July 2019.

Jeewat Bijlani, 49 Executive Vice President, Global Specialty and Chief Growth Officer	Mr. Bijlani, who has been employed by the Company since August 2019, was named Executive Vice President, Global Specialty and Chief Growth Officer effective March 1, 2025. Prior to this role, Mr. Bijlani served as Executive Vice President, Chief Strategy Officer from January 2023 through February 2025. Previously, Mr. Bijlani served as Senior Vice President, Managing Director, Americas from August 2019 through December 2022.

Renato Carvalho, 59 Senior Vice President, Regional Commercial Lead- Americas	Mr. Carvalho, who has been employed by the Company since 2012, was named Senior Vice President, Regional Commercial Lead, Americas effective March 1, 2025. Prior to that role, he served as Senior Director, Regional Commercial South America from December 2022 through February 2025 and Leader of South America from August 2019 until through November 2022. Additionally, Mr. Carvalho has over 22 years of professional leadership experience in positions such as Plant Manager, Managing Director and Vice-President of multinational chemical companies including, ASK Chemicals (formerly known as Ashland Chemicals) and Houghton International.

Thomas Coler, 52 Executive Vice President, Chief Financial Officer	Mr. Coler has served as Executive Vice President and Chief Financial Officer since he joined the Company in June 2024. Prior to joining the Company, Mr. Coler served as Executive Vice President and Chief Financial Officer at Savage Companies from October 2022 through May 2024. Preceding his role at Savage, he served as Vice President, Finance and Chief Financial Officer for the Health, Hygiene & Consumables business unit at H.B. Fuller Corporation from September 2019 to October 2022. Before that, he served as Vice President, Corporate Finance at H.B. Fuller Corporation from February 2017 to August 2019. Mr. Coler’s previous experience also includes various finance leadership positions at Polaris Industries, Ecolab and Boston Scientific.

Jeffrey L. Fleck, 55 Senior Vice President, Chief Global Operations Officer	Mr. Fleck, who has been employed by the Company since February 2023, was named Senior Vice President, Chief Global Operations Officer effective November 1, 2025. Prior to that role, he served as Senior Vice President, Chief Supply Chain Officer from February 2023 through October 2025. Prior to joining the Company, Mr. Fleck served as Senior Vice President, Chief Supply Chain Officer at Georgia-Pacific Consumer Products Company. Before that, he served as Senior Vice President, Chief Supply Chain and R&D Officer at Zep, Inc. from 2010 to 2015. Mr. Fleck’s previous experience also includes various supply chain management leadership positions at The Clorox Company, American Home Products and Cargill Incorporated.

Name, Age, and Present Position with the Company	Business Experience During the Past Five Years and Period Served as an Officer
André Frodl, 52 Vice President, R&D – Metals and Metalworking	Dr. Frodl, who has been employed by the Company since 2002, was named Vice President, R&D – Metals and Metalworking on October 1, 2025. From January 2023 through September 30, 2025, Dr. Frodl was responsible for the Operating and Advanced Solutions development labs in North and South America, Europe and Middle East and Africa. Dr. Frodl previously served as Director, Product Development EMEA from August 2019 through December 2022.

Steven Dassing, 39 Vice President, Corporate Controller and Principal Accounting Officer	Mr. Dassing, who has been employed by the Company since May 2022, was named Principal Accounting Officer on July 18, 2025, in addition to serving as Vice President, Corporate Controller since July 2024. Before that, he served as the Corporate Controller from 2022 to 2024. Prior to joining the Company, Mr. Dassing was the Assistant Controller of FXI, from September 2020 to June 2022. Before that, Mr. Dassing spent over six years, from 2014 to 2020 at Dorman Products, where he served in various roles of increasing responsibilities.

Christine Johnson, 44 Senior Vice President, Chief Transformation Officer	Ms. Johnson joined the Company on October 1, 2025, as Senior Vice President, Chief Transformation Officer. Prior to joining Quaker Houghton, Ms. Johnson served as a Partner at McKinsey & Company, where she worked from June 2015 until September 2025. From September 2004 through May 2015, Ms. Johnson was a digital marketing and communications leader at DuPont.

Albert Ma, 57 Senior Vice President, Regional Commercial Lead- APAC	Mr. Ma, who has been employed by the Company since 2000, was named Senior Vice President, Regional Commercial Lead, Asia Pacific (APAC) effective March 1, 2025. Previously, Mr. Ma served as Vice President, Regional Commercial and Managing Director – China from November 2021 through February 2025. From 2019 through 2021, Mr. Ma served as Business Director, Metalworking.

Kevin Meagher, 52 Vice President, R&D – Advanced Solutions	Dr. Kevin Meagher joined the Company on January 1, 2026, as Vice President, R&D – Advanced Solutions. Prior to joining Quaker Houghton, Dr. Meagher spent over 10 years in leadership roles at Axalta Coating Systems, most recently serving as their Vice President, Advanced Innovation until December 2025. From 2005 through 2015, Dr. Meagher held various business and technical leadership roles at Henkel in their Automotive, Metals and Aviation businesses.

Miguel Moreno, 48 Senior Vice President, Regional Commercial Lead- EMEA	Mr. Moreno, who has been employed by the Company since 2003, was named Senior Vice President, Regional Commercial Lead, Europe, Middle East & Africa (EMEA) effective March 1, 2025. Previously, he served as Vice President Commercial Europe from January 2023 through February 2025. Mr. Moreno has been with Quaker Houghton for 22 years, holding various leadership positions in South America, Southern Europe, Middle East, and Africa.

Anna Ransley, 48 Senior Vice President, Chief Digital Information Officer	Ms. Ransley has served as Senior Vice President, Chief Digital Information Officer since she joined the Company in July 2023. Prior to joining the Company, Ms. Ransley served as Global Chief Information Officer at Godiva Chocolatier from September 2021 through March 2023. Prior to joining Godiva, she served as Vice President, Digital and Technology and US Chief Information Officer at Heineken from January 2017 through September 2021. Previously, Ms. Ransley held various IT leadership positions at companies such as Boehringer Ingelheim, Connolly, Inc. and Hyperion/Oracle.

Kristin M. Rokosky, 55 Senior Vice President, Chief Human Resources Officer	Ms. Rokosky, who has been employed by the Company since January 2023, has served as Senior Vice President, Chief Human Resources Officer since January 2025. She previously served as Vice President, HR Business Partner from September 2024 through December 2024 and Sr. Director, HR Business Partner from January 2023 through September 2024. Prior to joining the Company, Ms. Rokosky served as a Global Human Resources Director at FMC from February 2017 to January 2023.

Name, Age, and Present Position with the Company	Business Experience During the Past Five Years and Period Served as an Officer
Robert T. Traub, 61 Senior Vice President, General Counsel and Corporate Secretary	Mr. Traub, who has been employed by the Company since 2000, has served as Senior Vice President, General Counsel and Corporate Secretary since August 2019. He previously served as Vice President, General Counsel and Corporate Secretary from April 2015 until July 2019.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol KWR. The Board declared cash dividends that totaled $1.99 per share of outstanding common stock or $34.6 million during the year ended December 31, 2025 and $1.88 per share of outstanding common stock or $33.6 million during the year ended December 31, 2024. In February and May 2025, our Board declared quarterly cash dividends of $0.485 per share of outstanding common stock, payable to shareholders of record in April 2025 and July 2025, respectively. Subsequently, our Board declared quarterly dividends of $0.508 per share of outstanding common stock in July and November 2025, payable to shareholders of record in October 2025 and January 2026, respectively. We currently expect to continue paying comparable cash dividends on a quarterly basis in the future. Future declaration of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board, and will be based on our future financial condition, results of operations, capital requirements, capital expenditure requirements, contractual restrictions, anticipated cash needs, business prospects, provisions of applicable law and other factors our Board may deem relevant.
There are currently no restrictions on the Company’s ability to pay dividends. However, in the event that our net leverage ratio were to rise above 2.5x, certain restrictions would apply. Refer to the description of the Company’s primary Credit Facility in Note 19, Debt, to the Consolidated Financial Statements in Item 8 of this Report for more information about the covenants.
As of January 16, 2026, 17,332,279 shares of Quaker common stock were issued and outstanding and were held by 496 shareholders of record. Each share of common stock is entitled to one vote per share.
Reference is made to the information in Item 12 of this Report under the caption “Equity Compensation Plans,” which is incorporated herein by this reference.
The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the fourth quarter of 2025 for the period covered by this report:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share (1) (2)	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2025	38,060	$129.18	37,600	$59,406,473
November 1 - November 30, 2025	1,422	$130.69	1,293	$59,237,294
December 1 - December 31, 2025	1,433	$138.83	—	$59,237,294
Total	40,915	$129.57	38,893	$59,237,294
(1)2,022 of these shares were acquired from employees related to the surrender of shares in payment of the vesting of restricted stock awards or units. The price paid for shares acquired from employees pursuant to employee benefit and equity compensation plans is based on the closing price of the Company’s common stock on the date of vesting as specified by the plan pursuant to which the applicable option, restricted stock award, or restricted stock unit was granted.
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

Stock Performance Graph
The following graph compares the cumulative total return (assuming reinvestment of dividends) from December 31, 2020 to December 31, 2025 for (i) Quaker’s common stock, (ii) the S&P 600 SmallCap Index (the “SmallCap Index”), (iii) the S&P 400 Materials Group Index (the “Materials Group Index”) and (iv) S&P Composite 1500 Chemicals Index (the “Chemicals Index”). The graph assumes the investment of $100 on December 31, 2020, in each of Quaker’s common stock, and in the stocks comprising the SmallCap Index, Materials Group Index and the Chemicals Index. We included the SmallCap Index this year, to replace the S&P MidCap 400 Index, as it represents the small-cap segment of the U.S. equity market and includes companies with similar market capitalizations to Quaker.

Company / Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Quaker Chemical Corp.	$100.00	$91.67	$67.02	$86.53	$57.65	$57.15
S&P 600 SmallCap Index	100.00	126.82	106.40	123.48	134.22	142.30
S&P 400 Materials Group Index	100.00	132.23	128.61	149.88	146.17	152.53
S&P Composite 1500 Chemicals Index	100.00	125.94	111.31	123.66	122.34	119.03
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
Net sales of $1,888.6 million in 2025 increased 3% compared to $1,839.7 million in 2024. The net sales increase of $48.9 million, or 3%, is primarily due to contributions from acquisitions of approximately 4% and favorable foreign currency translation of approximately 1%, partially offset by decreases in selling price and product mix of approximately 2%. Organic sales volumes remained consistent in 2025 compared to 2024, primarily as a result of continued new business wins across all segments, particularly Asia/Pacific, which was offset by a continuation of soft end market conditions including the uncertainty caused by tariffs, particularly in the Americas and EMEA segments. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts.
The Company reported a net loss of $2.5 million or $0.14 net loss per diluted share in 2025, compared to a net income of $116.6 million or $6.51 earnings per diluted share in 2024. The net loss primarily reflects an $88.8 million non-cash impairment charge to write down the remaining value of goodwill associated with the Company’s EMEA reportable segment. Excluding non-recurring and non-core items, the Company’s current year non-GAAP net income and non-GAAP earnings per diluted share were $123.2 million and $7.02, respectively, compared to $133.5 million and $7.44, respectively, in 2024. The decrease in current year Non-GAAP earnings was primarily driven by lower gross margins and an increase in selling, general and administrative expenses (“SG&A”), partially offset by an increase in net sales. The Company generated adjusted EBITDA of $299.2 million compared to $310.9 million in 2024, as the increase in net sales was offset by lower operating margins and an increase in SG&A. Non-GAAP net income, non-GAAP earnings per diluted share and adjusted EBITDA are non-GAAP measures. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Consolidated—Use of Non-GAAP Financial Measures” for the definition and reconciliation of these measures to their most comparable GAAP measures.
The Company’s 2025 operating performance in each of its three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific, reflects similar drivers to that of the Company’s consolidated performance. The increase in operating earnings for the Asia/Pacific segment compared to the prior year was primarily driven by an increase in net sales and further contribution from acquisitions, partially offset by lower segment operating margins. The decrease in operating earnings for the EMEA segment compared to the prior year was primarily driven by lower segment operating margins, partially offset by an increase in net sales. The decrease in operating earnings for the America segment compared to the prior year was primarily driven by a decrease in net sales and a decrease in segment operating margins. Additional details of segment operating performance are provided in the Reportable Segments Review in the Operations section of this Item below.
Net cash flows provided by operating activities were $136.5 million in 2025 compared to $204.6 million in 2024. The decrease in net operating cash flows was primarily driven by lower operating performance, higher cash outflows from restructuring activities and higher outflows from working capital in 2025 compared to 2024. The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item 7, below.
The Company performed well in 2025, making progress on its long-term financial and strategic initiatives. In addition, the Company results in 2025 reflect an increase in sales volumes in the Asia/Pacific segment and new business wins across all segments, despite a continuation of challenging end market conditions, particularly in the Americas and EMEA segments.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. The OBBB includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. Among other things, the legislation restores 100% bonus depreciation for eligible property, reinstates expensing for domestic research and experimental expenditures, imposes new limitations on interest expense deductibility, and expands disallowed deductions for certain employee remuneration. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions implemented through 2027. The provisions effective in 2025 do not have a material impact to our consolidated financial statements. The Company is continuing to evaluate the potential impacts of the provisions effective in 2026 and 2027.

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
Quaker Houghton believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements:
Accounts receivable and inventory exposures: The Company establishes allowances for credit losses for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As part of our terms of trade, we may custom manufacture products for certain large customers and/or may ship products on a consignment basis. Further, a significant portion of our revenue is derived from sales to customers in industries where companies have previously experienced financial difficulties. If a significant customer bankruptcy occurs, then we must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process. These matters may increase the Company’s exposure should a bankruptcy occur and may require a write down or a disposal of certain inventory as well as the failure to collect receivables. Reserves for customers filing for bankruptcy protection are established based on a percentage of the amount of receivables outstanding at the bankruptcy filing date. However, initially establishing this reserve and the amount thereof is dependent on the Company’s evaluation of likely proceeds to be received from the bankruptcy process, which could result in the Company recognizing minimal or no reserve at the date of bankruptcy. We generally reserve for large and/or financially distressed customers on a specific review basis, while a general reserve is maintained for other customers based on historical experience. The Company’s consolidated allowance for credit losses was $14.9 million and $13.6 million as of December 31, 2025 and 2024, respectively. The Company recorded expense to increase its provision for credit losses by $0.7 million, $2.1 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The Company also records valuation allowances on a quarterly basis to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and assesses the need for a valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Both determinations could have a material impact on the Company’s financial statements.

Pursuant to the Tax Cuts and Jobs Act (“U.S. Tax Reform”), the Company recorded a $15.5 million transition tax liability for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries. As of December 31, 2025, the $15.5 million transition liability has been fully paid. The Company may also be subject to other taxes, such as withholding taxes and dividend distribution taxes, if these undistributed earnings are ultimately remitted to the U.S. As of December 31, 2025, the Company has a deferred tax liability of $8.5 million, which primarily represents the estimate of the non-U.S. taxes the Company will incur to remit certain previously taxed earnings to the U.S. It is the Company’s current intention to reinvest its future undistributed earnings of non-U.S. subsidiaries to support working capital needs and certain other growth initiatives outside of the U.S. The amount of such undistributed earnings at December 31, 2025 was approximately $429.2 million. Any tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits (“FTCs”) (subject to certain limitations), however, certain withholding taxes could apply. It is currently impractical to estimate any such incremental tax expense. See Note 10, Income Taxes, to the Consolidated Financial Statements for more information.
Business Combinations: The Company accounts for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, at their acquisition date fair values. Any excess of the purchase price over the estimated fair value of the identifiable net assets acquired is recorded as goodwill. The determination of the estimated fair value of assets acquired requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to projected revenue growth rates, gross margins, and operating margins, the weighted average cost of capital (“WACC”), royalty rates, asset lives and market multiples, among other items. When necessary, the Company consults with external advisors to help determine fair value. For non-observable market values, the Company may determine fair value using acceptable valuation principles, including the excess earnings, relief from royalty, lost profit or cost methods. The Company engaged an independent third-party valuation specialist to assist with the allocation of the total purchase price for the acquisition of Dipsol Chemicals Co., Ltd. and its subsidiaries, (“Dipsol”) to the fair value of the net assets acquired. The preliminary fair value of customer-related intangible assets was determined using the multi-period excess earnings method, while the preliminary fair value of product technology and trademarks were determined using the relief from royalty method. These valuation methodologies required the use of several assumptions and estimates, including, but not limited to, the customer attrition rate, the discount rate, net sales attributable to existing customers, the economic life, the EBITDA margin, and the contributory asset charge for the customer-related intangible assets, and the discount rate, the projected revenue, the royalty rate, and the economic life for the product technology and trademark intangible assets. The preliminary fair value of inventory was determined using the net realizable value approach, which includes the use of several estimates, including the selling prices and current replacement cost as of the valuation date. The preliminary fair value of land was determined using a sales comparison approach, which includes the use of several assumptions and estimates, including reproduction/replacement cost, while the preliminary fair value of building and improvements and personal property was determined using the cost approach, which includes the use of several assumptions and estimates, including the building condition, floor value, physical deterioration, functional and economic obsolescence, reproduction/replacement cost, and remaining useful lives. For further information see Note 2, Business Combinations, to the Consolidated Financial Statements.
Goodwill and other intangible assets: The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. Goodwill and intangible assets that have indefinite lives are not amortized and are required to be assessed at least annually for impairment. The Company completes its annual goodwill and indefinite-lived intangible asset impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment. As part of annual goodwill impairment testing, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company’s evaluation of qualitative factors includes an assessment of relevant facts, events, and circumstances of a reporting unit including but not limited to macroeconomic conditions, industry and market conditions, overall finance performance, cost factors that have a negative effect on earnings and cash flows, sustained decreases in the Company’s share price, and etc. The Company will perform a quantitative test when qualitative factors alone are not sufficient to conclude whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the Company performs a quantitative test, an impairment loss will be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
The Company’s consolidated goodwill at December 31, 2025 and 2024 was $501.7 million and $518.9 million, respectively. As of December 31, 2025 and 2024, the Company had indefinite-lived intangible assets for trademarks and intangibles totaling $201.2 million and $185.3 million, respectively.

During the second quarter of 2025, the Company concluded that the negative impacts of the lower than projected financial performance, driven by the continuation of soft end market conditions, as well as an increase in the Company’s cost of capital, driven by uncertainty around the potential negative impacts of tariffs, represented a triggering event for the Company’s EMEA reporting unit and the associated goodwill. In completing a quantitative goodwill impairment test, the Company compared the reporting unit’s fair value, based on future discounted cash flows, to its carrying value in order to determine if an impairment of goodwill exists. The estimates of future discounted cash flows involve considerable judgment and are based upon certain significant assumptions including the WACC as well as projected EBITDA, which includes assumptions related to revenue growth rates, gross margin levels and operating expenses. As a result of the impact of the uncertainty around tariffs, and continued soft end market conditions driving lower current year EMEA earnings and a decline in projected future EMEA earnings, as well as an increase in the WACC assumption utilized in the Company’s 2024 annual impairment assessment, the Company concluded that the estimated fair value of the EMEA reporting unit was less than its carrying value. As a result, a pre-tax, non-cash impairment charge of $88.8 million ($86.7 million after-tax) to write down the remaining carrying value amount of the EMEA reporting unit Goodwill was recorded in the second quarter of 2025, reflected in “Impairment charges” in the Consolidated Statements of Operations for the year ended December 31, 2025.
In the fourth quarter of fiscal year 2025, the Company performed its annual impairment assessment by applying the quantitative assessment and concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying value.
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
Recently Issued Accounting Standards
See Note 3, Recently Issued Accounting Standards, to the Consolidated Financial Statements for more information and for a discussion regarding recently adopted accounting standards and recently issued accounting standards not yet adopted.
Liquidity and Capital Resources
The Company had cash and cash equivalents of $179.8 million and $188.9 million at December 31, 2025 and 2024, respectively. Cash held by subsidiaries in foreign countries was approximately $171.4 million and $180.6 million at December 31, 2025 and 2024, respectively. The $9.1 million decrease in cash and cash equivalents was the net result of $214.1 million of cash used in investing activities, largely offset by $136.5 million of cash provided by operating activities, $61.8 million provided by financing activities, and a favorable impact of foreign currency translation of approximately $6.7 million.
Net cash flows provided by operating activities were $136.5 million in 2025 compared to $204.6 million in 2024. The decrease in net operating cash flow year-over-year reflects lower operating performance in 2025 compared to 2024, higher outflows from restructuring activities, and an increase in net cash outflows from working capital, primarily due to higher outflows of accounts payable and accrued liabilities due to timing of payments and higher outflows for the purchases of inventories.
Net cash flows used in investing activities were $214.1 million in 2025 compared to $76.4 million in 2024. The increase in cash used in investing activities year-over-year is primarily the result of $164.2 million of payments, net of cash acquired, in the current year related to the acquisitions of Chemical Solutions & Innovations (Pty) Ltd. (“CSI”), Dipsol, and Natech, Ltd., (“Natech”), a $14.1 million increase in payments relating to capital expenditures, and $3.0 million of interest received from the fixed-for-fixed cross-currency swaps designated as net investment hedges. The prior year included $39.3 million of payments, net of cash acquired, related to the acquisitions of I.K.V. Tribologie IKVT and its subsidiaries (“IKV”) and the Sutai Group (“Sutai”). See Note 2, Business Combinations, to the Consolidated Financial Statements for further information about business acquisitions.
Net cash flows provided by financing activities were $61.8 million in 2025 compared to net cash flows used in financing activities of $122.7 million in 2024. The increase in net cash inflows was primarily driven by $174.2 million of net borrowings on the Company’s revolving credit facility in the current year, an increase of $156.3 million compared to the prior year, which the Company used for the purpose of funding the purchase price of the Dipsol acquisition as well as for other corporate purposes. In addition, the Company made term loan debt payments of approximately $34.7 million in 2025, a $22.5 million decrease in payments compared to the prior year. The Company also made payments of approximately $41.5 million for repurchases of the Company’s common stock under its share repurchase program in the current year, a $7.7 million decrease compared to the prior year.

During June 2022, the Company and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. Dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into an amendment to its primary credit facility (the “Original Credit Facility”). The amended credit facility (“Credit Facility”) established (A) a new $150.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”), (B) a new $600.0 million senior secured term loan (the “U.S. Term Loan”), and (C) a new $500.0 million senior secured revolving credit facility (the “Revolver”), each maturing in June 2027. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed the greater of $300.0 million or 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase.
As of December 31, 2025, the Company had Credit Facility borrowings outstanding of $859.7 million. The Company’s other debt obligations are primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $11.5 million as of December 31, 2025. Total unused capacity under these arrangements as of December 31, 2025 was approximately $57.4 million. The Company’s total net debt as of December 31, 2025 was $691.4 million, which consists of total borrowings of $871.2 million less cash and cash equivalents of $179.8 million. The Credit Facility contains affirmative and negative covenants, financial covenants and events of default. Financial covenants contained in the Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. As of December 31, 2025, the Company was in compliance with all of the Credit Facility covenants. Refer to the description of the Company’s primary Credit Facility in Note 19, Debt, to the Consolidated Financial Statements for more information about the covenants and events of default.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the twelve months ended December 31, 2025 was approximately 5.2%. As of December 31, 2025, the interest rate on the outstanding borrowings under the Credit Facility was approximately 4.7%. As part of the Credit Facility, the Company is required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $268.5 million, which is net of bank letters of credit of approximately $2.5 million, as of December 31, 2025.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of December 31, 2025, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.0%. See Note 24, Hedging Activities, to the Consolidated Financial Statements for more information.
The Company capitalized third-party and credit debt issuance costs attributed to the Euro Term Loan, U.S. Term Loan and Revolver during the second quarter of 2022. Capitalized costs attributed to the Euro Term Loan and U.S. Term Loan are recorded as a direct offset to Long-term debt on the Consolidated Balance Sheets. Capitalized costs attributed to the Revolver are recorded within Other assets on the Consolidated Balance Sheets. These capitalized costs are amortized into Interest expense over the five year term of the Credit Facility. As of December 31, 2025 and 2024, the Company had $0.7 million and $1.1 million, respectively, of debt issuance costs recorded as a reduction of Long-term debt and $1.4 million and $2.4 million, respectively, of debt issuance costs recorded within Other assets.
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain foreign currency-denominated assets and liabilities. Additionally, in connection with the Dipsol acquisition, in March 2025, the Company entered into foreign exchange forward contracts with various financial institutions with an aggregate notional amount of $155.3 million to hedge the variability in U.S. dollar-Japanese yen exchange rates associated with the purchase price. These contracts settled on April 1, 2025 in connection with the Dipsol acquisition. The Company recognized a $1.4 million foreign currency loss during the year ended December 31, 2025 in Other (expense) income, net relating to the change in fair value of these instruments as of the settlement date. See Note 24, Hedging Activities, to the Consolidated Financial Statements for more information.
During 2022, the Company initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. The Company has achieved its annualized cost savings goal from this program of at least $20 million. In 2025, the Company approved additional actions under the program, which are expected to generate approximately an additional $40 million of annualized cost savings. These actions are expected to be substantially complete by the end of 2026. The Company recognized $35.1 million, $6.5 million and $7.6 million of restructuring and related charges for the years ended December 31, 2025, 2024 and 2023, respectively, as a result of these programs and other facility closure actions. The Company made cash payments related to the settlement of restructuring liabilities under the program of $26.6 million and $7.6 million during the years ended December 31, 2025 and 2024, respectively. The Company expects total one-time cash costs of this program to be approximately 1 to 1.5 times annualized savings. See Note 7, Restructuring and Related Activities, to the Consolidated Financial Statements for more information.

As of December 31, 2025, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $14.2 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $7.5 million as a result of offsetting benefits in other tax jurisdictions. See Note 10, Income Taxes, to the Consolidated Financial Statements for more information.
As previously disclosed, the Board of Directors of the Company has approved a share repurchase program (“2024 Share Repurchase Program”), authorizing the Company to repurchase up to an aggregate of $150 million of the Company’s outstanding common stock and replacing the prior share repurchase program. The 2024 Share Repurchase Program was effective immediately upon approval and has no expiration date. The number of shares to be repurchased and the timing of such transactions depend on a variety of factors, including market conditions. As of December 31, 2025, there was approximately $59.2 million of capacity remaining under the 2024 Share Repurchase Program. The Company repurchased 364,797 and 312,997 shares under the 2024 Share Repurchase Program for the year ended December 31, 2025 and 2024, respectively. See Item 5, Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities, within Part II of this Report for further information.
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

The following table summarizes the Company’s contractual obligations as of December 31, 2025, and the effect such obligations are expected to have on its liquidity and cash flows in future periods. Pension and postretirement plan contributions beyond 2026 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. The timing of payments related to other long-term liabilities which consist primarily of deferred compensation agreements and environmental reserves, also cannot be readily determined due to their uncertainty. Interest obligations on the Company’s long-term debt and capital leases assume the current debt levels will be outstanding for the entire respective period and apply the interest rates in effect as of December 31, 2025.

	Payments due by period
(dollars in thousand)							2030 and Beyond
Contractual Obligations	Total	2026	2027	2028	2029	2030
Long-term debt (See Note 19 of Notes to Consolidated Financial Statements)	$869,796	$35,172	$824,624	$10,000	$—	$—	$—
Interest obligations (See Note 19 of Notes to Consolidated Financial Statements)	60,449	40,278	19,996	175	—	—	—
Capital lease obligations (See Note 6 of Notes to Consolidated Financial Statements)	1,414	658	536	217	3	—	—
Operating leases (See Note 6 of Notes to Consolidated Financial Statements)	123,935	16,726	13,990	11,219	8,442	7,150	66,408
Purchase obligations	402	402	—	—	—	—	—
Income taxes payable (See Note 10 and Note 21 of Notes to Consolidated Financial Statements)	117	117	—	—	—	—	—
Pension and other postretirement plan contributions (See Note 20 of Notes to Consolidated Financial Statements)	5,044	5,044	—	—	—	—	—
Other long-term liabilities (See Note 21 of Notes to Consolidated Financial Statements)	7,936	—	—	—	—	—	7,936
Total contractual cash obligations	$1,069,093	$98,397	$859,146	$21,611	$8,445	$7,150	$74,344
Non-GAAP Measures
The information in this Report includes non-GAAP (unaudited) financial information that includes EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP earnings per diluted share. The Company believes these non-GAAP financial measures provide meaningful supplemental information as they enhance a reader’s understanding of the financial performance of the Company, facilitate a comparison among fiscal periods, and exclude items that management believes are not indicative of future operating performance or core to the Company’s operations. Non-GAAP results are presented for supplemental informational purposes only and should not be considered a substitute for the financial information presented in accordance with GAAP. In addition, our definitions of EBITDA, adjusted EBITDA, adjusted EBITDA margin, non-GAAP operating income, non-GAAP operating margin, non-GAAP gross profit, non-GAAP gross margin, taxes on income before equity in net income of associated companies – adjusted, non-GAAP net income, and non-GAAP earnings per share, as discussed and reconciled below to the most comparable GAAP measures, may not be comparable to similarly named measures reported by other companies.

The Company presents EBITDA, which is calculated as net income attributable to the Company before depreciation and amortization, interest expense, and taxes on income before equity in net income of associated companies. The Company also presents adjusted EBITDA, which is calculated as EBITDA plus or minus certain items that management believes are not indicative of future operating performance or core to the Company’s operations. The Company presents non-GAAP operating income, which is calculated as operating income plus or minus certain items that management believes are not indicative of future operating performance or core to the Company’s operations. Additionally, the Company presents non-GAAP gross profit, which is calculated as gross profit plus or minus certain items that management believes are not indicative of future operating performance or core to the Company’s operations. Adjusted EBITDA margin, non-GAAP operating margin, and non-GAAP gross margin are calculated as the percentage of adjusted EBITDA, non-GAAP operating income, and non-GAAP gross profit to consolidated net sales, respectively. The Company believes these non-GAAP measures provide transparent and useful information and are widely used by analysts, investors, and competitors in our industry as well as by management in assessing the operating performance of the Company on a consistent basis.
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
Certain of the prior period non-GAAP financial measures presented in the following tables have been adjusted to conform with current period presentation. The following tables reconcile the Company’s non-GAAP financial measures (unaudited) to their most directly comparable GAAP financial measures (dollars in thousands, unless otherwise noted, except per share amounts):

Non-GAAP Gross Profit and Margin Reconciliations	For the years ended December 31,
	2025	2024	2023
Gross profit	$679,372	$686,030	$705,644
Acquisition-related step-up inventory amortization (a)	6,022	—	—
Gain on inventory and other adjustments (o)	(2,933)	—	—
Non-GAAP gross profit	$682,461	$686,030	$705,644
Non-GAAP gross margin (%) (u)	36.1%	37.3%	36.1%

Non-GAAP Operating Income and Margin Reconciliations	For the years ended December 31,
	2025	2024	2023
Operating income	$52,986	$194,706	$214,495
Acquisition-related step-up inventory amortization (a)	6,022	—	—
Restructuring and related charges, net (b)	35,130	6,530	7,588
Acquisition-related expenses (credits) (c)	12,031	1,854	—
Strategic planning expenses (credits) (d)	579	(290)	4,704
Executive transition costs (f)	—	7,288	688
Customer insolvency costs (g)	—	3,213	—
Gain on inventory and other adjustments (o)	(3,256)	—	—
Impairment charges (i)	88,840	—	—
Acquisition-related depreciation and amortization (j)	4,975	—	—
Other charges (credits) (p)	2,098	399	299
Non-GAAP operating income	$199,405	$213,700	$227,774
Non-GAAP operating margin (%) (u)	10.6%	11.6%	11.7%

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Net Income Reconciliations	For the years ended December 31,
	2025	2024	2023
Net income attributable to Quaker Chemical Corporation	$(2,488)	$116,644	$112,748
Depreciation and amortization (s)	94,402	85,108	83,020
Interest expense	44,048	41,002	50,699
Taxes on income before equity in net income of associated companies (t)	24,607	49,300	55,585
EBITDA	160,569	292,054	302,052
Equity income in a captive insurance company (q)	(4,272)	(2,930)	(2,090)
Acquisition-related step-up inventory amortization (a)	6,022	—	—
Restructuring and related charges, net (b)	35,130	6,530	7,588
Acquisition-related expenses (credits) (c)	12,031	1,454	(475)
Strategic planning expenses (credits) (d)	579	(290)	4,704
Gain on inventory and other adjustments (o)	(3,256)	—	—
Pension and postretirement benefit costs, non-service components (e)	1,676	1,827	2,033
Executive transition costs (f)	—	7,288	688
Customer insolvency costs (g)	—	3,213	—
Currency conversion impacts of hyper-inflationary economies (h)	2,216	811	7,849
Impairment charges (i)	88,840	—	—
Loss on acquisition-related hedges (k)	1,351	—	—
Gain on sale of assets (l)	(2,534)	(492)	—
Multiemployer plan withdrawal charge (m)	923	—	—
Brazilian non-income tax credits (n)	(1,762)	—	—
Other charges (credits) (p)	1,725	1,453	(1,970)
Adjusted EBITDA	$299,238	$310,918	$320,379
Adjusted EBITDA margin (%) (u)	15.8%	16.9%	16.4%

Adjusted EBITDA	$299,238	$310,918	$320,379
Less: Depreciation and amortization - adjusted (s)	94,402	85,108	83,020
Less: Interest expense	44,048	41,002	50,699
Less: Taxes on income (loss) before equity in net income of associated companies - adjusted (r)(t)	42,608	51,352	49,017
Plus: Acquisition-related depreciation and amortization (j)	4,975	—	—
Non-GAAP net income	$123,155	$133,456	$137,643

Non-GAAP Earnings per Diluted Share Reconciliations	For the years ending December 31,
	2025	2024	2023
GAAP earnings per diluted share attributable to Quaker Chemical Corporation common shareholders	$(0.14)	$6.51	$6.26
Equity income in a captive insurance company (q)	(0.24)	(0.16)	(0.12)
Acquisition-related step-up inventory amortization (a)	0.25	—	—
Restructuring and related charges, net (b)	1.49	0.28	0.32
Acquisition-related expenses (credits) (c)	0.53	0.06	(0.03)
Strategic planning expenses (credits) (d)	0.03	(0.01)	0.21
Pension and postretirement benefit costs, non-service components (e)	0.07	0.05	0.09
Executive transition costs (f)	—	0.31	0.03
Customer insolvency costs (g)	—	0.13	—
Currency conversion impacts of hyper-inflationary economies (h)	0.13	0.05	0.44
Impairment charges (i)	4.91	—	—
Acquisition-related depreciation and amortization (j)	0.20	—	—
Loss on acquisition-related hedges (k)	0.06	—	—
Gain on sale of assets (l)	(0.11)	(0.02)	—
Multiemployer plan withdrawal charge (m)	0.04	—	—
Brazilian non-income tax credits (n)	(0.08)	—	—
Gain on inventory and other adjustments (o)	(0.14)	—	—
Other charges (credits) (p)	0.08	0.07	(0.09)
Impact of certain discrete tax items (r)	(0.06)	0.17	0.54
Non-GAAP earnings per diluted share (v)	$7.02	$7.44	$7.65
(a)Acquisition-related step-up inventory amortization represents the amortization of the fair value step-up in Dipsol’s inventories as a result of the acquisition which is recorded within Cost of goods sold in the Company’s Consolidated Statements of Operations. See Note 2, Business Combinations, to the Consolidated Financial Statements for additional information.
(b)Restructuring and related charges, net represent the costs incurred by the Company associated with the Company’s restructuring program and facility closures. During 2025, 2024 and 2023, the Company recorded restructuring and related charges of $35.1 million, $6.5 million and $7.6 million, respectively. See Note 7, Restructuring and Related Activities, to the Consolidated Financial Statements for additional information.
(c)Acquisition-related expenses (credits) include expense associated with the Company's recent and potential acquisitions, including legal, financial, consulting and other costs. See Note 2, Business Combinations, to the Consolidated Financial Statements for additional information.
(d)Strategic planning expenses (credits) include certain consultant and advisory expenses for the Company's long-term strategic planning, as well as process optimization and the next phase of the Company's long-term integration to further optimize its footprint, processes and other functions.
(e)Pension and postretirement benefit costs, non-service components represents the pre-tax, non-service components of the Company’s pension and postretirement net periodic benefit cost in each period. See Note 20, Pension and Other Postretirement Benefits, and Note 9, Other (expense) income, net, to the Consolidated Financial Statements for additional information.
(f)Executive transition costs represent the costs related to the Company’s transition of executive officers.
(g)Customer insolvency costs represent charges associated with specific reserves for trade accounts receivable within the Company’s EMEA and America’s reportable segments related to two specific customers that filed for bankruptcy protection.
(h)Currency conversion impacts of hyper-inflationary economies represent the foreign currency remeasurement impacts associated with the Company’s affiliates in Argentina and Türkiye whose local economies are designated as hyper-inflationary under U.S. GAAP. These pre-tax foreign currency remeasurement impacts are not deductible for tax purposes for each of the years ended December 31, 2025 and 2024 and 2023. The charges incurred related to the immediate recognition of foreign currency remeasurement in the Consolidated Statements of Operations. See Note 1, Basis of Presentation and Significant Accounting Policies, to the Consolidated Financial Statements for additional information.
(i)Impairment charges represents the non-cash charge taken to write down the remaining carrying value of goodwill in the EMEA reportable segment during the second quarter of 2025. See Note 15, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements for additional information.

(j)Acquisition-related depreciation and amortization represents amortization expense recorded for definite-lived intangible assets in connection with the Dipsol and Natech acquisitions and depreciation expense recorded in connection with the fair value step-up of Dipsol’s property, plant, and equipment. See Note 2, Business Combinations, and Note 15, Goodwill and Other Intangible Assets, for more information.
(k)Loss on acquisition-related hedges represents the mark-to-market and settlement of the foreign exchange forward contracts entered into March 2025 for an aggregate notional amount totaling $155.3 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Japanese yen in connection with the acquisition of Dipsol. See Note 2, Business Combinations, and Note 24, Hedging Activities, to the Consolidated Financial Statements for additional information.
(l)Gain on sale of assets represents the gain recognized on the sale of certain property previously classified as held for sale and gain on sale of other assets that are not considered core to the Company’s operations. See Note 7, Restructuring and Related Activities, to the Consolidated Financial Statements for additional information.
(m)Multiemployer plan withdrawal charge represents the expense related to the Company withdrawing from the Cleveland Bakers and Teamsters Pension Fund, a multiemployer defined benefit pension plan, in connection with a site closure under the Company’s restructuring program and facility closure actions. See Note 7, Restructuring and Related Activities, and Note 9, Other (expense) income, net, to the Consolidated Financial Statements for additional information.
(n)Brazilian non-income tax credits represents indirect tax credits and interest related to the Brazil Supreme Court ruling in regard to certain non-income (indirect) taxes that have been previously charged and paid. See Note 9, Other (expense) income, net, to the Consolidated Financial Statements for additional information.
(o)Gain on inventory and other adjustments represents immaterial out-of-period adjustments for inventory and other items and is recorded within Cost of goods sold and SG&A in the Company’s Consolidated Statements of Operations.
(p)Other charges (credits) include product liability disputes with customers during the year ended December 31, 2024, an insurance claim settlement receipt related to production losses due to an electrical fire in 2021 that resulted in the temporary shutdown of production at one of the Company’s production facilities during the year ended December 31, 2024, and insurance recoveries received for remediation and restoration of property damage to certain of the Company’s facilities during the year ended December 31, 2023. Other charges (credits) also includes professional fees incurred in connection with tax audits, charges incurred by an inactive subsidiary of the Company as a result of the termination of restrictions on insurance settlement reserves, and other items. See Note 9, Other (expense) income, net, and Note 25, Commitments and Contingencies, to the Consolidated Financial Statements for additional information.
(q)Equity income in a captive insurance company represents the after-tax income attributable to the Company’s equity interest in Primex, Ltd. (“Primex”), a captive insurance company. The Company holds a 32% investment in and has significant influence over Primex, and therefore accounts for this investment under the equity method of accounting. See Note 16, Investments in Associated Companies, to the Consolidated Financial Statements for additional information.
(r)The impacts of certain discrete tax items include certain impacts of tax law changes, valuation allowance adjustments, uncertain tax positions, provision to return and other adjustments, and the impact of certain intercompany asset transfers. For the year ended December 31, 2023, the impacts also included $6.7 million of withholding taxes for the repatriation of non-U.S. earnings. See Note 10, Income Taxes, to the Consolidated Financial Statements for additional information.
(s)Depreciation and amortization includes $0.9 million, $1.0 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, of amortization expense recorded within equity in net income of associated companies in the Company’s Consolidated Statements of Operations, which is attributable to amortization of the fair value purchase accounting step-up in connection with acquisition of the Company’s 50% equity interest in Korea Houghton Corporation.
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
(v)The Company calculates non-GAAP earnings per diluted share as non-GAAP net income attributable to the Company per weighted average diluted shares outstanding using the “two-class share method” to calculate such in each given period.
Off-Balance Sheet Arrangements
The Company had approximately $7 million of bank letters of credit and guarantees as of December 31, 2025. The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources.

Operations
Consolidated Operations Review – Comparison of 2025 with 2024
The following table summarizes the sales variances by reportable segment and consolidated operations from the prior year:

	Sales volumes	Selling price & product mix	Foreign currency	Acquisition & other	Total
Americas	(2)%	(1)%	(1)%	2%	(2)%
EMEA	(2)%	(3)%	4%	3%	2%
Asia/Pacific	5%	(4)%	—%	12%	13%
Consolidated	—%	(2)%	1%	4%	3%
Net sales of $1,888.6 million in 2025 increased 3% compared to $1,839.7 million in 2024. The net sales increase of $48.9 million, or 3%, is primarily due to contributions from acquisitions of approximately 4% and favorable foreign currency translation of approximately 1%, partially offset by decreases in selling price and product mix of approximately 2%. Organic sales volumes remained consistent in 2025 compared to 2024, primarily as a result of continued new business wins across all segments, particularly Asia/Pacific, which was offset by a continuation of soft end market conditions including the uncertainty caused by tariffs, particularly in the Americas and EMEA segments. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts.
COGS was $1,209.3 million in 2025 compared to $1,153.7 million in 2024. The increase of COGS of $55.6 million, or 5%, reflects an increase in spend on the increase in current year sales volumes and an increase in global raw material costs and manufacturing costs. Additionally, COGS in 2025 includes a $6.0 million amortization of the fair value step-up in Dipsol’s inventories as a result of the Dipsol acquisition, which is partially offset by a $2.9 million gain related to an out-of-period inventory adjustment.
Gross profit was $679.4 million in 2025 compared to $686.0 million in 2024, a decrease of approximately $6.6 million, or 1%, primarily as a result of an increase in the Company’s raw material costs and manufacturing costs, as well as the $6.0 million amortization of the fair value step-up in Dipsol’s inventories as a result of the Dipsol acquisition, partially offset by an increase in net sales and a $2.9 million gain related to an out-of-period inventory adjustment. The Company’s reported gross margin in 2025 was 36.0% compared to 37.3% in 2024.
SG&A was $502.4 million in 2025 compared to $484.8 million in 2024, an increase of $17.6 million, or 4%, primarily driven by an increase in SG&A relating to acquisitions, partially offset by lower incentive compensation.
The Company incurred Restructuring and related charges of $35.1 million and $6.5 million during 2025 and 2024, respectively, related to additional reductions in headcount and facility closure costs under the Company’s restructuring program. See the Non-GAAP Measures section of this Item above and Note 7, Restructuring and Related Activities, to the Consolidated Financial Statements for additional information.
During the second quarter of 2025, the Company recorded an $88.8 million non-cash impairment charge to write down the remaining value of goodwill associated with the Company’s EMEA reportable segment. This non-cash impairment charge is the result of the Company’s conclusion that the negative impacts of the lower than projected financial performance, driven by the continuation of soft end market conditions, as well as an increase in the Company’s cost of capital, driven by uncertainty around the potential negative impacts of tariffs, represented a triggering event for the Company’s EMEA reporting unit and the associated goodwill, as well as the related asset group. There were no similar impairment charges during 2024. See Note 15, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements for additional information.
Operating income in 2025 was $53.0 million compared to $194.7 million in 2024. The decrease in operating income was primarily driven by the $88.8 million non-cash impairment charge and increase in Restructuring and related charges as described above. Excluding non-core items that are not indicative of future operating performance, as detailed above, the Company’s current year non-GAAP operating income was $199.4 million compared to $213.7 million in the prior year. The decrease in non-GAAP operating income was primarily due to lower gross profit and an increase in SG&A primarily relating to acquisitions. See the Non-GAAP Measures section of this Item above for additional details.
The Company had Other expense, net of $1.9 million in 2025 compared to Other income, net of $1.4 million in 2024. 2025 and 2024 both included foreign exchange transaction losses, which were $6.6 million higher in the current year and income from non-income tax credits, which were $0.8 million lower in the current year. 2025 also included a $2.2 million net gain on disposals of property, $2.6 million of interest income and a multiemployer plan withdrawal charge of $0.9 million, whereas 2024 included a $2.0 million expense associated with payments related to customer product liability disputes and a $1.0 million business interruption insurance recovery.
Interest expense of $44.0 million increased $3.0 million in 2025 compared to $41.0 million in 2024, primarily as a result of higher outstanding borrowings, partially offset by decreases in interest rates.

The Company’s effective tax rates for 2025 and 2024 were 350.1% and 31.8%, respectively. The Company’s current year effective tax rate was largely driven by the non-cash goodwill impairment charge described above. The 2025 effective tax rate was also driven by the mix of pre-tax earnings, withholding taxes offset by return to provision adjustments, transition loss carryforwards on branch income and net favorable reductions in uncertain tax positions. The Company’s 2024 effective tax rate was primarily impacted by the mix of pre-tax earnings, certain one-time charges related to an intercompany intangible asset transfer, and withholding taxes, offset by changes in uncertain tax positions and return to provision adjustments. Excluding the impact of all non-core items in each year, described in the Non-GAAP Measures section of this Item above, the Company estimates that the 2025 and 2024 effective tax rates would have been approximately 28% and 29%, respectively. The Company may experience continued volatility in its effective tax rates due to several factors, including the timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, the tax impacts of acquisition and related integration activities, and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the FTCs valuation allowance, or absence thereof, is based on a number of variables, including forecasted earnings.
Equity in net income of associated companies was $15.2 million in 2025 compared to $11.0 million in 2024. The increase of $4.2 million was primarily due to higher current year income from the Company’s 50% equity interest in a joint venture in Korea and higher current year income from the Company’s 32% investment in Primex, a captive insurance company.
Net income attributable to noncontrolling interest was approximately $0.1 million for both 2025 and 2024.
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
Cost of goods sold (“COGS”) were $1,153.7 million in 2024 compared to $1,247.7 million in 2023. The decrease of COGS of $94.0 million, or 8%, reflects lower spend on the decline in 2024 sales volumes and a modest decline in the Company’s global raw material costs.
Gross profit was $686.0 million in 2024 compared to $705.6 million in 2023, a decrease of approximately $19.6 million, or 3%, primarily as a result of the decline in sales mentioned above, partially offset by a modest reduction in the Company’s global raw material costs. The Company’s reported gross margin in 2024 was 37.3% compared to 36.1% in 2023. The Company’s improvement in gross margin was primarily driven by our value-based pricing model and modest improvements in raw material costs.
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
Operating income in 2024 was $194.7 million compared to $214.5 million in 2023. Excluding non-core items that are not indicative of future operating performance, as detailed above, the Company’s 2024 non-GAAP operating income was $213.7 million compared to $227.8 million in the prior year. The decrease in non-GAAP operating income was primarily due to lower gross profit, as described above. See the Non-GAAP Measures section of this Item above for additional details.

The Company had Other income, net of $1.4 million in 2024 compared to Other expense, net of $10.7 million in 2023 due to lower foreign exchange losses of $1.8 million in 2024 compared to losses of $14.8 million in the prior year. Additionally, the Company had higher non-income tax refunds of $3.7 million in 2024 compared to non-income tax refunds of $1.3 million in the prior year. Other income, net in 2024 also included a business interruption insurance recovery of $1.0 million, other income of $0.4 million relating to adjustments to the earnout provisions for the Sutai acquisition, and $2.0 million of product liability claim costs. Prior year’s Other expense, net included $2.1 million of facility remediation recoveries, net.
Interest expense of $41.0 million decreased $9.7 million in 2024 compared to $50.7 million in 2023, primarily as a result of lower outstanding borrowings and decreases in interest rates.
The Company’s effective tax rates for 2024 and 2023 were 31.8% and 36.3%, respectively. The Company’s 2024 effective tax rate was primarily impacted by the mix of pre-tax earnings, certain one-time charges related to an intercompany intangible asset transfer, provision to return and other adjustments, and withholding taxes, offset by changes in uncertain tax positions. The Company’s 2023 effective tax rate was primarily impacted by changes to the valuation allowance for and the usage of certain FTCs, withholding taxes and deferred taxes on unremitted earnings, and the mix of pre-tax earnings. Excluding the impact of all non-core items in each year, described in the Non-GAAP Measures section of this Item, above, the Company estimates that the 2024 and 2023 effective tax rates would have been approximately 29% and 28%, respectively. In 2023, the Company recognized $6.7 million of withholding taxes for the repatriation of non-U.S. earnings that the Company does not believe is core or indicative of future performance and has adjusted these withholding taxes as a Non-GAAP measure. The Company may experience continued volatility in its effective tax rates due to several factors, including the timing of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the FTC valuation allowance, or absence thereof, is based on a number of variables, including forecasted earnings, which may vary.
Equity in net income of associated companies was $11.0 million in 2024 compared to $15.3 million in 2023. The decrease of $4.3 million was primarily due to lower 2024 income from the Company’s 50% equity interest in a joint venture in Korea offset by higher 2024 income from the Company’s equity interest in Primex.
Net income attributable to noncontrolling interest was approximately $0.1 million for both 2024 and 2023.
Reportable Segments Review - Comparison of 2025 with 2024
The Company’s reportable segments reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the Chief Operating Decision Maker of the Company assesses its performance. The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific. See Notes 1, 4, 5, and 15 to the Consolidated Financial Statements for more information.
Segment operating earnings for each of the Company’s reportable segments are comprised of the segment’s net sales less directly related product costs and other segment items. Operating expenses not directly attributable to the net sales of each respective segment, such as certain corporate and administrative costs, impairment charges, and restructuring charges, are not included in segment operating earnings. Other items not specifically identified with the Company’s reportable segments include Interest expense and Other (expense) income, net.
Americas
Americas represented approximately 46% of the Company’s consolidated net sales in 2025. The segment’s net sales were $865.3 million, a decrease of $16.8 million or 2% compared to 2024. This decrease in net sales was driven by a decline in sales volumes of approximately 2%, a decrease in selling price and product mix of approximately 1% and an unfavorable impact from foreign currency translation of approximately 1%, offset by an increase in sales from the acquisition of Dipsol of approximately 2%. The decline in organic sales volumes was primarily driven by a continuation of soft market conditions and customer order patterns, partially offset by new business wins. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Brazilian real and Mexican peso during 2025 compared to 2024. Segment operating earnings in the Americas were $227.6 million, a decrease of $16.4 million or 7% compared to 2024 primarily driven by lower net sales and lower segment operating margins, primarily due to lower gross margins for the segment.

EMEA
EMEA represented approximately 29% of the Company’s consolidated net sales in 2025. The segment’s net sales were $548.1 million, an increase of $11.7 million or 2% compared to 2024. This was a result of an increase in sales from acquisitions of Dipsol, Natech, CSI, and IKV of approximately 3% and a favorable foreign currency translation impact of approximately 4%, primarily due to the weakening of the U.S. dollar against the Euro, partially offset by a decrease in selling price and product mix of approximately 3% and a decrease in organic sales volumes of approximately 2%. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. The decline in sales volumes was primarily driven by softer market conditions, partially offset by continued new business wins. Segment operating earnings in EMEA were $96.6 million, a decrease of $2.8 million or 3% compared to 2024 as an increase in net sales was offset by lower segment operating margins, primarily due to higher SG&A related to acquisitions.
Asia/Pacific
Asia/Pacific represented approximately 25% of the Company’s consolidated net sales in 2025. The segment’s net sales were $475.2 million, an increase of $54.1 million or approximately 13% compared to 2024. This was driven by contributions from acquisitions of Dipsol and Sutai of approximately 12% and an increase in organic sales volumes of approximately 5%, partially offset by lower selling price and product mix of approximately 4%. The increase in organic sales volumes was primarily driven by new business wins coupled with a more favorable end market environment compared to the prior year period. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. Segment operating earnings in Asia/Pacific were $124.2 million, an increase of $1.5 million, or 1%, compared to 2024 as an increase in net sales was offset by lower segment operating margins, primarily due to lower gross margins and higher SG&A, primarily related to acquisitions.
Reportable Segments Review – Comparison of 2024 with 2023
Americas
Americas represented approximately 48% of the Company’s consolidated net sales in 2024. The segment’s net sales were $882.1 million in 2024, a decrease of $95.0 million or 10% compared to 2023. This was driven by a decline in sales volumes of 5%, a decline in selling price and product mix of 4% and unfavorable foreign currency impacts of 1%. The decline in sales volumes was primarily driven by softer market conditions broadly across the portfolio, partially offset by new business wins. The decline in selling price and product mix was primarily attributable to the impact of our index-based customer contacts and the mix of products and services. The unfavorable foreign exchange impact was primarily due to the strengthening of the U.S. dollar against the Mexican peso and Brazilian real. Segment operating earnings in the Americas were $244.0 million in 2024, a decrease of $22.1 million or 8% compared to 2023 primarily driven by the decrease in net sales, partially offset by an improvement in segment operating margins driven by the Company’s margin improvement initiatives.
EMEA
EMEA represented approximately 29% of the Company’s consolidated net sales in 2024. The segment’s net sales were $536.4 million in 2024, a decrease of $34.9 million or 6% compared to 2023. This was driven by a decline in sales volumes of 5% and a decline in selling price and product mix of 4%, partially offset by a contribution of sales from the acquisition of IKV of 3%. The decline in sales volumes was driven by the continuation of soft end market conditions in the region, partially offset by new business wins. The decline in selling price and product mix was primarily attributable to the impact of our index-based customer contracts and the mix of products and services. Segment operating earnings in EMEA were $99.4 million in 2024, a decrease of $5.4 million or 5% compared to 2023 primarily driven by the decrease in net sales, partially offset by an improvement in segment operating margins driven by the Company’s margin improvement initiatives.
Asia/Pacific
Asia/Pacific represented approximately 23% of the Company’s consolidated net sales in 2024. The segment’s net sales were $421.1 million in 2024, an increase of 4% or approximately $16.2 million compared to 2023. This was driven by an increase in sales volumes of 7%, a contribution of sales from the acquisition of Sutai of 2%, partially offset by a decline in selling price and product mix of 3% and unfavorable impact from foreign currency translation of 2%. The increase in sales volumes was primarily driven by new business wins coupled with a modest improvement in the end market environment. The decline in selling price and product mix was primarily attributable to the impact of our index-based customer contracts and mix of products and services. The unfavorable foreign currency translation was primarily due to the strengthening of the U.S. dollar against the Chinese renminbi. Segment operating earnings in Asia/Pacific were $122.7 million in 2024, an increase of $4.3 million, or 4%, compared to 2023 as a result of improvement in net sales, partially offset by a decrease in segment operating margins.

Environmental Clean-up Activities
The Company is involved in environmental clean-up activities in connection with an existing plant location and former waste disposal sites. This includes certain soil and groundwater contamination the Company identified in 1992 at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). In 2004, the Orange County Water District (“OCWD”) filed a civil complaint against ACP and other parties seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Pursuant to a settlement agreement with OCWD, ACP agreed, among other things, to operate the two groundwater treatment systems to hydraulically contain groundwater contamination emanating from ACP’s site until the concentrations of PERC released by ACP fell below the current Federal maximum contaminant level for four consecutive quarterly sampling events. In 2014, ACP ceased operation at one of its two groundwater treatment systems, as it had met the above condition for closure. In 2020, the Santa Ana Regional Water Quality Control Board asked that ACP conduct periodic indoor and outdoor soil vapor testing on and near the ACP site to confirm that ACP continues to meet the applicable local standards. ACP has performed such testing program work with an additional round of testing done in 2025. It is expected that additional testing may occur in 2026. As of December 31, 2025, ACP believes it has met the conditions for closure of the remaining groundwater treatment system but continues to operate this system while in discussions with the relevant authorities.
The Company is also party to other environmental matters related to certain domestic and foreign properties. These environmental matters primarily require the Company to perform ongoing monitoring and maintenance at each of the applicable sites. During the year ended December 31, 2025, there have been no significant changes to the facts or circumstances of these matters. The Company had accrued obligations of $3.4 million and $3.6 million as of December 31, 2025 and 2024, respectively, for these environmental matters. These obligations are included in other accrued liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheets. These accrued amounts are inclusive of the Brazilian environmental matter discussed below.
The Company’s Sao Paulo, Brazil site was required under Brazilian environmental, health and safety regulations to perform an environmental assessment as part of a permit renewal process. Initial investigations identified soil and ground water contamination in select areas of the site. The site has conducted a multi-year soil and groundwater investigation and corresponding risk assessments based on the result of the investigations. In 2017, the site had to submit a new 5-year permit renewal request and was asked to complete additional investigations to further delineate the site based on review of the technical data by the local regulatory agency, Companhia Ambiental do Estado de São Paulo (“CETESB”). Based on review of the updated investigation data, CETESB issued a Technical Opinion regarding the investigation and remedial actions taken to date. The site developed an action plan and submitted it to CETESB in 2018 based on CETESB requirements. The site intervention plan primarily requires the site, amongst other actions, to conduct periodic monitoring for methane in soil vapors, source zone delineation, groundwater plume delineation, bedrock aquifer assessment, update the human health risk assessment, develop a current site conceptual model and conduct a remedial feasibility study and provide a revised intervention plan. In 2020, the site submitted a report on the activities completed including the revised site conceptual model and results of the remedial feasibility study and recommended remedial strategy for the site. The site believes it will achieve the remedial objectives in June 2027, at which time a request for closure of the treatment system will be submitted.
The Company believes that it has made adequate accruals for costs associated with other environmental matters of which it is aware. Approximately $0.5 million and $0.6 million were accrued as of December 31, 2025 and 2024, respectively, to provide for such anticipated future environmental assessments and remediation costs.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Quaker Houghton’s earnings, cash flows and financial position are exposed to the impact of fluctuations in interest rates, foreign currency exchange rates, and commodity prices, as well as credit risk. Except as otherwise disclosed below, the market risks discussed below did not change materially from December 31, 2024.

Interest Rate Risk. During June 2022, the Company entered into an amendment to its primary credit facility (the “Credit Facility”). See Note 19, Debt, to the Consolidated Financial Statements for additional details. As of December 31, 2025, borrowings under the Credit Facility bear interest at either term SOFR or a base rate, in each case, plus an applicable margin based upon the Company’s consolidated net leverage ratio, and, in the case of term SOFR, a spread adjustment equal to 0.10% per annum. As a result of the variable interest rates applicable under the Credit Facility, if interest rates rise significantly, the cost of debt to the Company will increase. This may have an adverse effect on the Company, depending on the extent of the Company’s borrowings outstanding throughout a given year. As of December 31, 2025, the Company had outstanding borrowings under the Credit Facility of approximately $859.7 million. The interest rate applicable on outstanding borrowings under the Credit Facility was approximately 4.7% as of December 31, 2025. An interest rate change of 100 basis points would result in an approximate $8.6 million increase or decrease to interest expense for the year ended December 31, 2025.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of December 31, 2025, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.0%. These interest rate swaps are designated and qualify as cash flow hedges.
Foreign Exchange Risk. A significant portion of the Company’s revenues and earnings are generated by its foreign operations. During the past three years, sales by its non-U.S. subsidiaries accounted for approximately 63% to 67% of its consolidated net sales. These foreign operations also represent a significant portion of the Company’s assets and liabilities. In addition, the Company occasionally sources inventory among its worldwide operations. This practice can give rise to foreign exchange risk resulting from the varying cost of inventory to the receiving location, as well as from the revaluation of intercompany balances. The Company primarily mitigates this risk through local sourcing efforts.
Generally, these foreign operations use the local currency as their functional currency. Accordingly, the Company’s financial results are affected by foreign currency fluctuations, particularly between the U.S. dollar and the euro, the British pound sterling, the Brazilian real, the Mexican peso, the Chinese renminbi and the Indian rupee. The Company’s results can be materially affected depending on the volatility and magnitude of foreign exchange rate changes. If the euro, the British pound sterling, the Brazilian real, the Mexican peso, the Chinese renminbi and the Indian rupee had all weakened or strengthened by 10% against the U.S. dollar, the Company’s 2025 revenues would have correspondingly decreased or increased by approximately $100.4 million. Similarly, pre-tax earnings would increase or decrease by approximately $10.5 million.
The Company uses cross currency swaps, designated as net investment hedges, to hedge portions of its net investment in its European and Japanese operations. The net investment hedges serve to offset the foreign currency translation risk from the Company’s foreign operations. See Note 24, Hedging Activities, to the Consolidated Financial Statements for additional details.
Commodity Price Risk. Many of the raw materials used by the Company are derivatives of commodity chemicals, which can experience significant price volatility, and therefore the Company’s earnings can be materially affected by market changes in raw material prices. At times, the Company has entered into fixed-price purchase contracts to manage this risk. These contracts provide protection to the Company if the prices for the contracted raw materials rise; however, in certain circumstances, the Company may not realize the benefit if such prices decline. A gross margin change of one percentage point would correspondingly have increased or decreased the Company’s pre-tax earnings by approximately $18.9 million.
Credit Risk. The Company establishes allowances for credit losses for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Downturns in the overall economic climate may also exacerbate specific customer financial issues. A significant portion of the Company’s revenues are derived from sales to customers in the steel and automotive industries, including some of our larger customers, where bankruptcies have occurred in the past and where companies have experienced past financial difficulties. Though infrequent, when a bankruptcy occurs, Quaker Houghton must judge the amount of proceeds, if any, that may ultimately be received through the bankruptcy or liquidation process.
In addition, as part of its terms of trade, the Company may custom manufacture products for certain large customers and may also ship products on a consignment basis. These practices may increase the Company’s exposure to customer credit risk, including bankruptcy and may require a write-down or disposal of inventory due to obsolescence or limited marketability as well as a reserve for accounts receivable. Customer product returns or disputes may also result in similar issues related to the realizability of accounts receivable or inventory. The Company recorded expense to increase its provision for credit losses by $0.7 million, $2.1 million and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. A change of 10% to the expense recorded to the Company’s provision would have increased or decreased the Company’s pre-tax earnings by $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Item 8. Financial Statements and Supplementary Data.
Quaker Chemical Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Quaker Chemical Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Quaker Chemical Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations , of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Dipsol Chemicals Co., Ltd. and its subsidiaries (“Dipsol”) from its assessment of internal control over financial reporting as of December 31, 2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Dipsol from our audit of internal control over financial reporting. Dipsol is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 4% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
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
Acquisition of Dipsol Chemical Co, Ltd. – Valuation of Product Technology, Inventories, Land, Building and Improvements, and Personal Property
As described in Notes 1 and 2 to the consolidated financial statements, in April 2025, the Company acquired Dipsol Chemicals Co., Ltd. and its subsidiaries, (“Dipsol”) for a net purchase price of approximately $155.5 million. Of the acquired assets, $18.0 million of product technology, $18.0 million of inventories, and $39.5 million of property, plant & equipment was recorded. The Company accounts for business combinations under the acquisition method of accounting, which requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their respective acquisition date estimated fair values. The determination of the estimated fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates and assumptions. The preliminary product technology intangible asset fair value was determined using the relief from royalty method. This valuation methodology required the use of several assumptions and estimates, including, but not limited to, the discount rate, the projected revenue, the royalty rate, and the economic life. The preliminary inventories fair value was determined using the net realizable value approach, which includes the use of several estimates, including the selling prices and current replacement cost as of the valuation date. The preliminary land’s fair value was determined using a sales comparison approach, which includes the use of several assumptions and estimates, including reproduction/replacement cost, while building and improvements and personal property’s fair value was determined using the cost approach, which includes the use of several assumptions and estimates, including the building condition, floor value, physical deterioration, functional and economic obsolescence, reproduction/replacement cost, and remaining useful lives. The principal considerations for our determination that performing procedures relating to the valuation of product technology, inventories, land, building and improvements, and personal property acquired in the acquisition of Dipsol is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the product technology, inventories, land, building and improvements, and personal property acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the royalty rate for product technology, selling prices and current replacement cost for inventories, reproduction/replacement cost for land, and floor value, physical deterioration and reproduction/replacement cost for building and improvements and personal property; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the product technology, inventories, land, building and improvements, and personal property acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the product technology, inventories, land, building and improvements, and personal property acquired; (iii) evaluating the appropriateness of the relief from royalty, net realizable value, sales comparison, and cost approaches used by management; (iv) testing the completeness and accuracy of the underlying data used in the relief from royalty, net realizable value, sales comparison, and cost approaches; and (v) evaluating the reasonableness of the significant assumptions used by management related to the royalty rate for product technology, selling prices and current replacement cost for inventories, reproduction/replacement cost for land, and floor value, physical deterioration and reproduction/replacement cost for building and improvements and personal property. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty, net realizable value, sales comparison, and cost approaches and (ii) the reasonableness of the royalty rate assumption for product technology, selling prices and current replacement cost assumptions for inventories, reproduction/replacement cost assumption for land, and floor value, physical deterioration, and reproduction/replacement cost assumptions for building and improvements and personal property.
/s/PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2026
We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$1,888,634	$1,839,686	$1,953,313
Cost of goods sold (excluding amortization expense - See Note 15)	1,209,262	1,153,656	1,247,669
Gross profit	679,372	686,030	705,644
Selling, general and administrative expenses	502,416	484,794	483,561
Impairment charges	88,840	—	—
Restructuring and related charges, net	35,130	6,530	7,588
Operating income	52,986	194,706	214,495
Other (expense) income, net	(1,909)	1,354	(10,672)
Interest expense	(44,048)	(41,002)	(50,699)
Income before taxes and equity in net income of associated companies	7,029	155,058	153,124
Taxes on income before equity in net income of associated companies	24,607	49,300	55,585
(Loss) income before equity in net income of associated companies	(17,578)	105,758	97,539
Equity in net income of associated companies	15,177	10,971	15,333
Net (loss) income	(2,401)	116,729	112,872
Less: Net income attributable to noncontrolling interest	87	85	124
Net (loss) income attributable to Quaker Chemical Corporation	$(2,488)	$116,644	$112,748
Per share data:
Net (loss) income attributable to Quaker Chemical Corporation common shareholders – basic	$(0.14)	$6.51	$6.27
Net (loss) income attributable to Quaker Chemical Corporation common shareholders – diluted	$(0.14)	$6.51	$6.26
The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(2,401)	$116,729	$112,872

Other comprehensive income (loss), net of tax
Currency translation adjustments	88,376	(77,496)	16,725
Defined benefit retirement plans
Net (loss) gain arising during the period, other	(1,196)	105	(5,792)
Amortization of actuarial loss (gain)	258	301	(385)
Amortization of prior service cost	17	19	34
Current period change in fair value of derivatives	(1,235)	(159)	1,407
Unrealized (loss) gain on available-for-sale securities	(30)	(46)	1,817
Other comprehensive income (loss)	86,190	(77,276)	13,806

Comprehensive income	83,789	39,453	126,678
Less: Comprehensive income attributable to noncontrolling interest	(319)	(13)	(106)
Comprehensive income attributable to Quaker Chemical Corporation	$83,470	$39,440	$126,572
The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$179,829	$188,880
Accounts receivable, net	417,157	400,126
Inventories	265,776	227,472
Prepaid expenses and other current assets	58,428	59,939
Total current assets	921,190	876,417
Property, plant and equipment, net	313,423	229,532
Right-of-use lease assets	38,737	34,120
Goodwill	501,720	518,894
Other intangible assets, net	873,540	827,098
Investments in associated companies	106,915	98,012
Deferred tax assets	12,128	9,216
Other non-current assets	30,283	17,360
Total assets	$2,797,936	$2,610,649

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$35,657	$37,554
Accounts payable	198,929	198,137
Dividends payable	8,804	8,572
Accrued compensation	41,192	50,212
Accrued restructuring	8,351	2,297
Accrued pension and postretirement benefits	2,126	2,328
Other accrued liabilities	85,097	80,668
Total current liabilities	380,156	379,768
Long-term debt	834,901	669,614
Long-term lease liabilities	22,759	20,028
Deferred tax liabilities	140,814	138,828
Non-current accrued pension and postretirement benefits	20,615	23,783
Other non-current liabilities	22,192	24,445
Total liabilities	1,421,437	1,256,466
Commitments and contingencies (Note 25)
Equity
Common stock, $1 par value; authorized 30,000,000 shares; issued and outstanding 2025 – 17,331,779 shares; 2024 – 17,673,607 shares	17,332	17,674
Capital in excess of par value	874,826	903,781
Retained earnings	596,616	633,731
Accumulated other comprehensive loss	(115,661)	(201,619)
Total Quaker shareholders’ equity	1,373,113	1,353,567
Noncontrolling interest	3,386	616
Total equity	1,376,499	1,354,183
Total liabilities and equity	$2,797,936	$2,610,649
The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net (loss) income	$(2,401)	$116,729	$112,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,453	84,119	81,987
Equity in undistributed earnings of associated companies, net of dividends	(6,648)	(2,733)	(11,149)
Deferred income taxes	(30,428)	(10,033)	(11,442)
Restructuring and related charges	35,130	6,530	7,588
Share-based compensation	13,611	14,991	14,605
Gain on disposal of property, plant, equipment and other assets	(2,204)	(810)	(1,307)
Inventory step-up amortization	6,022	—	—
Impairment charges	88,840	—	—
Uncertain tax positions (non-deferred portion)	(5,708)	(2,372)	(644)
Pension and other postretirement benefits	(4,132)	(4,460)	(2,079)
Other adjustments	(5,564)	6,280	7,124
Increase (decrease) in change in operating assets and liabilities, net of acquisitions
Accounts receivable	24,232	24,975	32,169
Inventories	(12,239)	(3,244)	49,751
Prepaid expenses and other assets	3,069	(6,242)	(21)
Accrued restructuring	(26,598)	(7,595)	(9,786)
Accounts payable and accrued liabilities	(30,268)	(8,637)	5,937
Estimated taxes on (loss) income	(1,714)	(2,920)	3,415
Net cash provided by operating activities	136,453	204,578	279,020
Cash flows from investing activities
Investments in property, plant and equipment	(55,856)	(41,794)	(38,800)
Payments related to acquisitions, net of cash acquired	(164,209)	(39,302)	—
Proceeds from disposition of assets	2,995	4,676	11,179
Other investing activities	2,951	—	—
Net cash used in investing activities	(214,119)	(76,420)	(27,621)
Cash flows from financing activities
Payments of long-term debt	(34,722)	(57,221)	(38,932)
Borrowings (payments) on revolving credit facilities, net	174,242	17,916	(164,769)
(Payments) borrowings on other debt, net	(386)	1,441	(506)
Dividends paid	(34,393)	(33,170)	(31,650)
Shares purchased under share repurchase program	(41,521)	(49,247)	—
Other stock related activity	(1,387)	(2,383)	(2,749)
Net cash provided by (used in) financing activities	61,833	(122,664)	(238,606)
Effect of foreign exchange rate changes on cash	6,782	(11,141)	771
Net (decrease) increase in cash and cash equivalents	(9,051)	(5,647)	13,564
Cash and cash equivalents at the beginning of the period	188,880	194,527	180,963
Cash and cash equivalents at the end of the period	$179,829	$188,880	$194,527
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	42,788	44,536	54,892
Non-cash activities:
Accrued purchases of property, plant and equipment, net	$8,987	$12,654	$2,975
The accompanying notes are an integral part of these consolidated financial statements.

QUAKER CHEMICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands, except per share amounts)

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interest	Total
Balance as of December 31, 2022	$17,950	$928,288	$469,920	$(138,240)	$667	$1,278,585
Net income	—	—	112,748	—	124	112,872
Amounts reported in other comprehensive income (loss)	—	—	—	13,825	(19)	13,806
Dividends declared ($1.78 per share)	—	—	(32,027)	—	—	(32,027)
Distributions to noncontrolling affiliate shareholders	—	—	—	—	(169)	(169)
Share issuance and equity-based compensation plans, net	42	11,813	—	—	—	11,855
Balance as of December 31, 2023	17,992	940,101	550,641	(124,415)	603	1,384,922
Net income	—	—	116,644	—	85	116,729
Amounts reported in other comprehensive (loss) income	—	—	—	(77,204)	(72)	(77,276)
Dividends declared ($1.88 per share)	—	—	(33,554)	—	—	(33,554)
Shares purchased under share repurchase program, net of excise taxes	(313)	(49,346)	—	—	—	(49,659)
Share issuance and equity-based compensation plans, net	(5)	13,026	—	—	—	13,021
Balance as of December 31, 2024	17,674	903,781	633,731	(201,619)	616	1,354,183
Net (loss) income	—	—	(2,488)	—	87	(2,401)
Amounts reported in other comprehensive income	—	—	—	85,958	232	86,190
Noncontrolling interest from acquisition	—	—	—	—	2,451	2,451
Dividends declared ($1.99 per share)	—	—	(34,627)	—	—	(34,627)
Shares purchased under share repurchase program, net of excise taxes	(365)	(41,520)	—	—	—	(41,885)
Share issuance and equity-based compensation plans, net	23	12,565	—	—	—	12,588
Balance as of December 31, 2025	$17,332	$874,826	$596,616	$(115,661)	$3,386	$1,376,499
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
Foreign currency: Since we do business in many foreign countries, fluctuations in currency exchange rates affect our financial position and result of operations. In most of our non-U.S. operations, the local currency is considered the functional currency. The assets and liabilities of non-U.S. subsidiaries and associated companies are translated into U.S. dollars at the respective rates of exchange prevailing at the end of the year. Income and expense accounts are translated at average exchange rates prevailing during the year. Translation adjustments resulting from this process are recorded directly in equity as accumulated other comprehensive income (“AOCI”). Some transactions are made in currencies different from an entity’s functional currency. Gains and losses from remeasurement of these foreign currency transactions, and the impact of related hedges, are generally reflected in “Other (expense) income, net” in the Consolidated Statement of Operations as they occur. See Note 9, Other (expense) income, net, and our policy on accounting for hyperinflation below, for additional information.
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
Argentina’s and Türkiye’s economies were considered hyper-inflationary effective July 1, 2018 and April 1, 2022, respectively. As of, and for the year ended December 31, 2025, the Company's Argentine and Turkish subsidiaries represented a combined 1% and 2% of the Company’s consolidated total assets and net sales, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $2.2 million, $0.8 million, and $7.8 million, respectively, of remeasurement losses associated with the applicable currency conversions related to Argentina and Türkiye. These losses were recorded within foreign exchange losses, net, which is a component of Other (expense) income, net, in the Company’s Consolidated Statements of Operations.
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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The Company engaged an independent third-party valuation specialist to assist with the allocation of the total purchase price for the acquisition of Dipsol Chemicals Co., Ltd. and its subsidiaries, (“Dipsol”) to the fair value of the net assets acquired. The preliminary fair value of customer-related intangible assets was determined using the multi-period excess earnings method, while the preliminary fair value of product technology and trademarks were determined using the relief from royalty method. These valuation methodologies required the use of several assumptions and estimates, including, but not limited to, the customer attrition rate, the discount rate, net sales attributable to existing customers, the economic life, the EBITDA margin, and the contributory asset charge for the customer-related intangible assets, and the discount rate, the projected revenue, the royalty rate, and the economic life for the product technology and trademark intangible assets. The preliminary fair value of inventory was determined using the net realizable value approach, which includes the use of several estimates, including the selling prices and current replacement cost as of the valuation date. The preliminary fair value of land was determined using a sales comparison approach, which includes the use of several assumptions and estimates, including reproduction/replacement cost, while the preliminary fair value of building and improvements and personal property was determined using the cost approach, which includes the use of several assumptions and estimates, including the building condition, floor value, physical deterioration, functional and economic obsolescence, reproduction/replacement cost, and remaining useful lives.
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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The Company records license fees received from third-parties in Other (expense) income, net, in its Consolidated Statements of Operations, which generally include sales-based royalties in exchange for the license of intellectual property. These license fees are recognized in accordance with their agreed-upon terms and when performance obligations are satisfied, which is generally when the third party has a subsequent sale.
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
The Company elected to account for forfeitures on awards as they occur.
See Note 8, Equity, for additional information.
Research and development costs: Research and development costs are expensed as incurred and are included in selling, general and administrative expenses (“SG&A”). Research and development expenses were $60.7 million, $57.3 million and $50.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Capitalized software: The Company capitalizes certain costs in connection with developing or obtaining software for internal use. These costs are amortized over the expected useful life of the software- generally 3 to 5 years once the assets are ready for their intended use. In connection with implementations and upgrades to the Company’s global transaction, consolidation and other related systems, approximately $2.3 million and $2.9 million of net costs were capitalized in PP&E on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
The Company capitalizes costs incurred with the implementation of a cloud computing arrangement that is a service contract, consistent with its policy for software for internal use. The capitalized costs are reflected in “Prepaid expenses and other current assets” and "Other non-current assets" on its Consolidated Balance Sheets and expensed over the term of the related hosting arrangement.
Goodwill and other intangible assets: The Company records goodwill, definite-lived intangible assets and indefinite-lived intangible assets at fair value at the date of acquisition. Goodwill and indefinite-lived intangible assets are not amortized but tested for impairment at least annually. These tests will be performed more frequently if triggering events indicate potential impairment. In completing a quantitative goodwill impairment test, the Company compares a reporting unit’s fair value, based on future discounted cash flows, to its carrying value in order to determine if an impairment charge is warranted.
Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, generally for periods ranging from 5 to 24 years. The Company continually evaluates the reasonableness of the useful lives of these assets, consistent with the discussion of long-lived assets, above.
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
The Company uses fixed-for-fixed cross-currency swap agreements to manage risk, including to hedge the variability of exchange rates of our foreign net investments. The fixed-for-fixed cross-currency swap agreements are designated as net investment hedges and, as such, the agreements are marked to market at each reporting date and any unrealized gains or losses are included in unrealized currency translation adjustments, within AOCI. The Company uses the spot method to evaluate the effectiveness of the net investment hedges.
The Company uses foreign exchange forward contracts to economically hedge the impact of variability in exchange rates on certain assets and/or liabilities denominated in foreign currencies. Forward contracts are marked-to-market at each reporting date, with changes in the fair value of the underlying instruments, as well as gains and losses on the hedged foreign currency transactions, recognized in earnings in Other (expense) income, net. The fair value of forward contracts are determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments. See Note 24, Hedging Activities, for additional information.
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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 2 – Business Combinations
Dipsol
In April 2025, the Company acquired 100% of the outstanding equity interests of Dipsol for approximately $185.6 million (27.7 billion JPY), which included approximately $30.1 million (4.5 billion JPY) of acquired cash for a net purchase price of approximately $155.5 million (23.2 billion JPY). In July 2025, the Company satisfied all routine and customary post-closing conditions and finalized the purchase price with no adjustments. The Company funded the acquisition purchase price with borrowings under its existing credit facility. In connection with the acquisition of Dipsol, the Company entered into foreign currency forward contracts, which resulted in a $187.0 million cash payment and a $1.4 million foreign currency loss recognized during the year ended December 31, 2025. Dipsol is headquartered in Japan and is a leading supplier of surface treatment and plating solutions and services primarily for the automotive and other industrial applications end markets. Dipsol has operations in several countries, and these operations are reported within the Company’s respective Americas, EMEA, and Asia/Pacific segments. This acquisition expands the Company’s advanced solutions businesses in attractive end markets with solid growth characteristics. Dipsol also provides significant cross-selling opportunities and enhances the Company’s ability to meet the needs of our customers across the globe.
The following table presents the preliminary estimated fair values of Dipsol assets acquired and liabilities assumed as of the acquisition date:

Dipsol Assets Acquired and Liabilities Assumed Dollars in thousands	Estimated Fair Value (1)
Fair value of assets acquired
Cash and cash equivalents	$30,084
Accounts receivable	16,481
Inventories	17,962
Prepaid expenses and other current assets	1,231
Property, plant and equipment	39,450
Right-of-use lease assets	2,534
Other intangible assets	55,000
Investments in associated companies	5,096
Deferred tax assets	989
Other non-current assets	4,165
Total Assets Acquired	$172,992
Fair value of liabilities assumed
Accounts payable	$6,763
Accrued compensation	1,528
Other accrued liabilities	2,415
Long-term lease liabilities	1,446
Deferred income tax liabilities	25,836
Total Liabilities Assumed	$37,988
Noncontrolling interest	(2,451)
Goodwill	53,059
Total Consideration	$185,612
(1) The Company recorded approximately $0.2 million of net measurement period adjustments during the year ended December 31, 2025 to reflect changes in net working capital and tax balances. All measurement period adjustments were offset against goodwill.
As of December 31, 2025, the allocation of the purchase price has not been finalized and the one-year measurement period has not ended. Further adjustments may be necessary, primarily for working capital adjustments and tax balances, as a result of the Company’s ongoing assessment of additional information related to the fair value of assets acquired and liabilities assumed.
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
The Company recognized $53.1 million of goodwill, which is comprised of $46.9 million in the Asia/Pacific segment, $5.8 million in the Americas segment, and $0.4 million in the EMEA segment. The goodwill is not deductible for tax purposes. The goodwill is primarily attributable to expected synergies.
Total sales included in the Consolidated Statement of Operations for the year ended December 31, 2025 was $62.7 million. Total loss before taxes included in the Consolidated Statement of Operations for the year ended December 31, 2025 was $5.4 million, which includes $6.0 million amortization of the fair value step-up in inventories and $4.9 million depreciation expense recorded in connection with the fair value step-up of property, plant, and equipment and amortization expense recorded for its definite-lived intangible assets.
Natech
In April 2025, the Company acquired 100% of the outstanding equity interests of Natech, Ltd., (“Natech”) for approximately $6.5 million, which includes an initial cash payment of $6.0 million and a deferred payment of $0.5 million, subject to routine and customary post-closing adjustments, including an adjustment for working capital. Assets acquired included cash and cash equivalents of $1.5 million. Natech is based in the United Kingdom and is a manufacturer of surface treatment chemicals for a variety of industrial applications. Natech is reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s overall surface treatment product and application capabilities within Europe. The Company allocated $2.1 million of the purchase price to intangible assets and recognized $2.6 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected growth synergies. During the third quarter of 2025, the Company settled the working capital adjustment for an immaterial amount. As of December 31, 2025, the allocation of the purchase price has been finalized.
CSI
In February 2025, the Company acquired 100% of the outstanding equity interests of Chemical Solutions & Innovations (Pty) Ltd. (“CSI”), for approximately $3.9 million, subject to routine and customary post-closing adjustments, including an adjustment for working capital. CSI is based in South Africa and is a supplier of metalworking fluids and lubricants to the South African market. CSI is reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s position in South Africa and expands the Company’s presence in that region. The Company allocated $1.4 million of the purchase price to intangible assets and recognized $1.7 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected growth synergies. During the third quarter of 2025, the Company settled the working capital adjustment for an immaterial amount. As of December 31, 2025, the allocation of the purchase price has been finalized.
Previous Acquisitions
In July 2024, the Company acquired 100% of the outstanding equity interests of the Sutai Group (“Sutai”), for approximately $16.2 million, including an initial cash payment of $14.6 million, subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels, as well as earn-out provisions with an initial estimated payout of $1.6 million related to the finalization of 2024 and 2025 earnings. Assets acquired included cash and cash equivalents of $5.5 million. The Company recorded incremental income of $0.8 million during the year ended December 31, 2025 relating to adjustments to these earnout provisions in Other (expense) income, net on the Consolidated Statements of Operations. As of December 31, 2025, the Company does not have any remaining earnout liabilities recorded on its Consolidated Balance Sheets. Sutai is based in Japan and provides impregnation treatment products and services to the automotive and other industries. Sutai is reported as part of the Asia/Pacific reportable segment. This acquisition strengthens Quaker Houghton’s technology portfolio, enabling the Company to better support and optimize production processes for customers across the Japanese, Asia Pacific and global markets. The Company allocated $3.1 million of the purchase price to intangible assets and recognized $5.5 million of goodwill in the Asia/Pacific segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected synergies. During the first quarter of 2025, the Company settled the working capital adjustment for an immaterial amount which impacted the residual goodwill recorded. As of December 31, 2025, the allocation of the purchase price has been finalized.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
During February 2024, the Company acquired 100% of the outstanding equity interests of I.K.V. Tribologie IKVT and its subsidiaries (“IKV”) for $35.2 million, including an initial cash payment of $29.7 million, subject to routine and customary post-closing adjustments related to working capital and net indebtedness levels as well as earn-out provisions related to the finalization of 2023 earnings. Assets acquired included approximately $4.8 million of cash and cash equivalents. IKV, which is part of the Company’s EMEA segment, specializes in high-performance lubricants and greases, including original equipment manufacturer first-fill greases that are primarily used in the automotive, aerospace, electronics and other industrial markets. The acquisition of IKV strengthens the Company’s position in first-fill greases. The Company allocated $15.0 million of the purchase price to intangible assets, comprised of approximately $11.1 million of customer relationships to be amortized over 16 years; $3.2 million of product technologies to be amortized over 14 years; and $0.7 million of trademarks to be amortized over 5 years. In addition, the Company recognized $16.4 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected cost and growth synergies. In July 2024, the 2023 earnings were finalized and the Company made a payment of $5.5 million in connection with the post-closing adjustments and earn-out provision. As of December 31, 2025, the allocation of the purchase price has been finalized.
The results of operations of Dipsol, Natech, CSI, Sutai and IKV subsequent to the acquisition dates are included in the Consolidated Statements of Operations for the year ended December 31, 2025.
During the year ended December 31, 2025, the Company recognized $12.0 million of acquisition-related expenses including legal, financial, consulting and other costs, compared to $1.9 million during the year ended December 31, 2024. There were no acquisition-related expenses recognized during the year ended December 31, 2023. These costs are included in Selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Operations.
Certain pro forma and other information is not presented, as the operations of the acquired assets and businesses are not considered material to the overall operations of the Company for the periods presented.
Note 3 – Recently Issued Accounting Standards
Recently Adopted Accounting Standards
The Company has adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures beginning with the 2024 Form 10-K and the Form 10-Q for the period ended March 31, 2025. This ASU expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, defined as those expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included in the reported measure of segment profit or loss. The Company disclosed that the CODM assesses segment performance and makes decisions about allocating resources to its operating segments using segment operating earnings. Based on the Company’s assessment, the Company determined that product costs are significant segment expenses that are regularly provided to the CODM and included in segment operating earnings. See Note 4, Business Segments, for additional information.
The Company has adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis in this Report. Pursuant to this ASU, the Company disclosed additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the “rate reconciliation”) for federal, state, and foreign income taxes, which required greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeded a specified threshold. Additionally, the Company disclosed income taxes paid disaggregated by federal, state, and foreign taxes and further disaggregated these disclosures in certain jurisdictions where income taxes paid exceeded a certain threshold. See Note 10, Income Taxes, for additional information.
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
The FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements in December 2025. This ASU amends Topic 270, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. Additionally, the amendment requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its consolidated financial statements.
Note 4 – Business Segments
The Company’s operating segments, which are consistent with its reportable segments, reflect the structure of the Company’s internal organization and the manner by which the CODM, which is the Company’s Chief Executive Officer, allocates resources and assesses performance.
The CODM evaluates performance for the Company’s operating segments based on segment operating earnings. Segment operating earnings for each of the Company’s reportable segments are comprised of the segment’s net sales less directly related product costs and other segment items. Operating expenses not directly attributable to the net sales of each respective segment, such as certain corporate and administrative costs, impairment charges, and restructuring charges, are not included in segment operating earnings. Other items not specifically identified with the Company’s reportable segments include Interest expense and Other (expense) income, net.
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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents information about the performance of the Company’s reportable segments for the years ended December 31, 2025, 2024 and 2023.

	Americas	EMEA	Asia/Pacific	Totals
2025
Net sales (1)	$865,332	$548,110	$475,192	$1,888,634
Significant segment expenses
Product costs (2) (4) (5)	429,432	293,351	251,855	974,638
Other segment items (3)	208,331	158,119	99,114	465,564
Segment operating earnings	$227,569	$96,640	$124,223	$448,432
2024
Net sales (1)	$882,131	$536,435	$421,120	$1,839,686
Significant segment expenses
Product costs (2)	427,399	286,330	216,432	930,161
Other segment items (3)	210,775	150,679	81,950	443,404
Segment operating earnings	$243,957	$99,426	$122,738	$466,121
2023
Net sales (1)	$977,095	$571,347	$404,871	$1,953,313
Significant segment expenses
Product costs (2)	497,690	318,279	209,422	1,025,391
Other segment items (3)	213,369	148,257	76,991	438,617
Segment operating earnings	$266,036	$104,811	$118,458	$489,305
(1) Net sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(2) Product costs include the costs of raw materials and are recorded in Cost of goods sold in the Company’s Consolidated Statements of Operations.
(3) Other operating expenses include overhead costs of operating the Company’s production facilities and providing chemical management services to customers and direct SG&A costs.
(4) Product costs includes the $6.0 million amortization of the fair value step-up in Dipsol's inventories as a result of the acquisition for the year ended December 31, 2025, which is comprised of approximately $2.6 million in the Americas segment, $3.0 million in the Asia/Pacific segment, and $0.4 million in the EMEA segment.
(5) Product costs includes a $2.9 million gain related to immaterial out-of-period adjustments for inventory for the year ended December 31, 2025, which was comprised of a $0.7 million gain in the Americas segment and a $2.2 million gain in the EMEA segment.

The following table presents a reconciliation of the Company’s segment operating earnings to income before taxes and equity in net income of associated companies in the Company’s Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Segment operating earnings	$448,432	$466,121	$489,305
Restructuring and related charges, net	(35,130)	(6,530)	(7,588)
Impairment charges	(88,840)	—	—
Non-operating and administrative expenses	(205,651)	(203,956)	(206,398)
Depreciation of corporate assets and amortization	(65,825)	(60,929)	(60,824)
Operating income	$52,986	$194,706	$214,495
Other (expense) income, net	(1,909)	1,354	(10,672)
Interest expense	(44,048)	(41,002)	(50,699)
Income before taxes and equity in net income of associated companies	$7,029	$155,058	$153,124

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)

The following tables present information regarding the Company’s reportable segments’ depreciation for identifiable assets for the years ended December 31, 2025, 2024 and 2023:

Depreciation	2025	2024	2023
Americas	$11,770	$13,646	$12,298
EMEA	8,411	7,641	7,321
Asia/Pacific	7,447	4,608	4,214
Total segment depreciation	$27,628	$25,895	$23,833
The following tables summarize net sales attributed to geographic regions based on the country of origin and long-lived assets attributed to geographic regions based on asset location for the years ended December 31, 2025, 2024 and 2023:

Net sales	2025	2024	2023
United States	$622,308	$637,755	$718,742
China	251,177	230,622	231,331
Other foreign operations	1,015,149	971,309	1,003,240
Total net sales	$1,888,634	$1,839,686	$1,953,313

Long-lived assets	2025	2024	2023
United States	$241,261	$217,687	$217,834
China	57,106	32,082	24,317
Foreign operations	190,991	129,255	124,198
Total long-lived assets	$489,358	$379,024	$366,349
Note 5 – Net Sales and Revenue Recognition
Customer Concentration
A significant portion of the Company’s revenues are realized from the sale of process fluids and services to manufacturers of steel, aluminum, automotive, aerospace, industrial and agricultural equipment, and durable goods. During the year ended December 31, 2025, the Company’s five largest customers (each composed of multiple subsidiaries or divisions with semiautonomous purchasing authority) accounted for approximately 11% of consolidated net sales, with its largest customer accounting for approximately 3% of consolidated net sales.
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Consolidated Balance Sheets as of December 31, 2025 and 2024.
The Company had approximately $3.6 million and $4.2 million of deferred revenue as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company satisfied materially all of the associated performance obligations and recognized into revenue the advance payments received and recorded as of December 31, 2024 and 2023, respectively.
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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The following tables present disaggregated information regarding the Company’s net sales, first by major product lines that represent more than 10% of the Company’s consolidated net sales for the years ended December 31, 2025, 2024 and 2023, and followed then by a disaggregation of the Company’s net sales by segment and customer industry for the years ended December 31, 2025, 2024 and 2023.

Major Product Line	2025	2024	2023
Metal removal fluids	19.0%	22.4%	23.6%
Rolling lubricants	18.3%	20.5%	19.5%
Hydraulic fluids	12.2%	14.2%	14.1%
Surface solutions	10.9%	5.2%	5.0%

	Net sales for the year ending December 31, 2025
	Americas	EMEA	Asia/Pacific	Consolidated Total
Customer Industries
Metals	$255,281	$138,908	$216,354	$610,543
Metalworking and other	610,051	409,202	258,838	1,278,091
	$865,332	$548,110	$475,192	$1,888,634

	Net sales for the year ending December 31, 2024
	Americas	EMEA	Asia/Pacific	Consolidated Total
Customer Industries
Metals	$258,818	$135,373	$207,324	$601,515
Metalworking and other	623,313	401,062	213,796	1,238,171
	$882,131	$536,435	$421,120	$1,839,686

	Net sales for the year ending December 31, 2023
	Americas	EMEA	Asia/Pacific	Consolidated Total
Customer Industries
Metals	$268,174	$136,979	$195,578	$600,731
Metalworking and other	708,921	434,368	209,293	1,352,582
	$977,095	$571,347	$404,871	$1,953,313
Note 6 – Leases
The Company has operating leases for facilities, vehicles, and machinery and equipment with remaining lease terms up to 9 years. In addition, the Company has land use leases with remaining lease terms up to 89 years.
The Company’s finance leases are included in PP&E in the Consolidated Balance Sheets. See Note 14, Property, Plant and Equipment, for additional information. The Company has no material variable lease costs or sublease income for the years ended December 31, 2025, 2024 and 2023.
During the year ended December 31, 2024, the Company entered into a new lease agreement for office and laboratory space in Radnor, PA for the purpose of relocating its global headquarters. The lease for one portion of the laboratory space is expected to commence in the second quarter of 2026. The lease for the remaining portions of laboratory and office space is expected to commence upon the completion of the lessor owned leasehold improvements, which is expected to be in the second half of 2026. The lease agreement for the office and laboratory space is expected to expire during 2041. The cumulative future lease commitment for laboratory and office space is $79.7 million. The future lease commitments relating to this lease were not included in the lease liabilities balance as of December 31, 2025.
The components of the Company’s lease expense for the years ended December 31, 2025, 2024 and 2023 are as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease expense	$16,738	$15,096	$14,981
Short-term lease expense	572	807	760

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Supplemental cash flow information related to the Company’s leases is as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16,508	$14,923	$16,020

Non-cash lease liabilities activity
Leased right-of-use assets obtained in exchange for new operating lease liabilities	17,561	9,792	10,044
Supplemental balance sheet information related to the Company’s leases is as follows:

	December 31, 2025	December 31, 2024
Right-of-use lease assets	$38,737	$34,120

Other accrued liabilities	12,536	10,619
Long-term lease liabilities	22,759	20,028
Total operating lease liabilities	$35,295	$30,647

Weighted average remaining lease term (years)	5.7	5.0
Weighted average discount rate	6.58%	5.63%
Maturities of operating lease liabilities as of December 31, 2025 were as follows:

For the year ended December 31, 2026	$14,135
For the year ended December 31, 2027	9,483
For the year ended December 31, 2028	6,599
For the year ended December 31, 2029	3,706
For the year ended December 31, 2030	2,296
For the year ended December 31, 2031 and beyond	8,051
Total lease payments	44,270
Less: imputed interest	(8,975)
Present value of lease liabilities (1)	$35,295
(1) The $79.7 million of future lease commitments for the office and laboratory lease expected to commence during 2026 were not included in the lease liabilities balance as of December 31, 2025.
Note 7 – Restructuring and Related Activities
In 2022, the Company initiated a global cost and optimization program to improve its cost structure and drive a more profitable and productive organization. As of December 31, 2025, the program included restructuring and associated severance costs to reduce headcount by approximately 440 positions globally. These actions are expected to be substantially complete by the end of 2026.
Employee separation benefits vary depending on local regulations across countries. The timing to finalize costs associated with all actions will depend on a number of factors and is subject to change. In addition to the global cost and optimization program described above, the Company continues to take actions to optimize its facility footprint. Restructuring costs incurred during the years ended December 31, 2025, 2024 and 2023 include employee severance and asset-related and facility closure costs, including non-cash asset write-offs, which are recorded in Restructuring and related charges, net in the Company’s Consolidated Statements of Operations.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Activity in the Company’s accrual for its restructuring program and facility closure actions for the years ended December 31, 2025 and 2024 are as follows:

Accrued restructuring as of December 31, 2023	$3,350
Severance costs	3,259
Asset-related charges	3,271
Cash payments	(7,595)
Currency translation adjustments	12
Accrued restructuring as of December 31, 2024	2,297
Severance costs	30,292
Asset-related charges	4,838
Cash payments	(26,598)
Reductions against the reserve	(2,620)
Currency translation adjustments	142
Accrued restructuring as of December 31, 2025	$8,351
In connection with the plans for closure of certain manufacturing and non-manufacturing facilities, the Company made available for sale certain facilities and properties. As of December 31, 2025, the Company classified properties in the Americas segment with an aggregate book value of approximately $1.2 million as held-for-sale. These assets are recorded in Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets. The Company expects to complete the sale of these properties over the next 12 months. During the years ended December 31, 2025, 2024 and 2023, the Company completed the sale of certain facilities previously classified as held-for-sale for a net gain of $2.2 million, $0.4 million and $1.4 million, respectively, which is recorded in Other (expense) income, net on the Consolidated Statements of Operations. The Company will continue to evaluate its existing facilities and footprint, which may include making other facilities or property available for sale in the future.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 8 – Equity
Share-based Compensation
The Company recognized the following share-based compensation expense in its Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Before-tax share-based compensation expense	$13,611	$14,991	$14,605
Income tax benefit	(1,661)	(2,222)	(2,742)
After-tax share-based compensation expense	$11,950	$12,769	$11,863
Before-tax share-based compensation expense is primarily included in SG&A in the Consolidated Statements of Operations. No cost was capitalized during the years ended December 31, 2025, 2024 and 2023.
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
Stock option activity under all plans is as follows:

	Number of Options	Weighted Average Exercise Price (per option)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding as of January 1, 2024	58,612	$219.13
Options exercised	2,587	136.64
Options expired	5,661	189.17
Options outstanding as of December 31, 2025	50,364	$196.23	2.4	$—
Options exercisable as of December 31, 2025	50,364	$196.23	2.4	$—
The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 were approximately less than $0.1 million, $0.1 million and $3.6 million, respectively. The intrinsic value is calculated as the difference between the current market price of the underlying security and the strike price of a related option.
As of December 31, 2025, all compensation expense related to outstanding stock options was recognized.
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
Activity of restricted stock awards granted under the Company’s LTIP plan is shown below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Non-vested restricted stock awards, December 31, 2024	29,751	$177.12
Granted	—	—
Vested	22,777	178.94
Forfeited	2,705	165.66
Non-vested restricted stock awards, December 31, 2025	4,269	$174.72

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The fair value of the non-vested stock is based on the trading price of the Company’s common stock on the date of grant. As of December 31, 2025, unrecognized compensation expense related to these awards was $0.1 million, to be recognized over a weighted average remaining period of 0.2 years.
Restricted Stock Units
As a component of its LTIP, the Company granted RSUs subject to time vesting generally over a one to three year period. Share-based compensation for time-based RSUs is recognized on a graded basis over the vesting periods.
Additionally, during the fourth quarter of 2024, the Company granted 9,820 time-based RSUs subject to a performance modifier based on the Company’s relative TSR compared to the S&P Composite 1500 Chemicals Index that vest on the third anniversary of the grant. The target number of RSUs that vest may range from 75% to 125% of the target number of RSUs depending on the achievement of the relative TSR performance criteria measured at the end of the three-year performance period. Share-based compensation expense for these awards is recognized on a straight-line basis over the vesting period.
Activity of restricted stock units granted under the Company’s LTIP plan is shown below:

	Number of Units	Weighted Average Grant Date Fair Value (per unit)
Non-vested restricted stock units, December 31, 2024	68,630	$182.90
Granted	84,479	125.35
Vested	32,004	154.21
Forfeited	10,059	151.42
Non-vested restricted stock units, December 31, 2025	111,046	$150.24
The fair value of the time-based non-vested RSUs is based on the trading price of the Company’s common stock on the date of grant. The fair value of RSUs subject to a performance modifier is valued using a Monte Carlo simulation on the grant date and used the following assumptions set below:

December 2024 Grant
Risk-free interest rate	4.21%
Dividend yield	0.00%
Expected term (years)	3.0
As of December 31, 2025, unrecognized compensation expense related to RSUs was $7.2 million, to be recognized over a weighted average remaining period of 1.4 years.
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
As mentioned above, a portion of the Company’s PSUs are subject to achievement of the Company’s TSR relative to the performance of a selected peer group. For PSUs granted prior to 2024, the Company’s peer group was the S&P Midcap 400 Materials group. In 2024, the Company made an election to change peer groups to the S&P Composite 1500 Chemicals Index. For PSUs subject to relative TSR performance granted in 2024 and 2025, the peer group was the S&P Composite 1500 Chemicals Index.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Activity of performance stock units granted under the Company’s LTIP plan is shown below:

	Number of Units	Weighted Average Grant Date Fair Value (per unit)
Non-vested performance stock units, December 31, 2024	55,693	$216.51
Granted	56,347	139.67
Vested	—	—
Forfeited	7,967	120.62
Non-vested performance stock units, December 31, 2025	104,073	$195.42
The fair value of PSUs granted with a ROIC condition is based on the trading price of the Company’s common stock on the date of grant. PSUs granted with a relative TSR condition are valued using a Monte Carlo simulation as of the grant date. The grant-date fair value of the PSUs valued using a Monte Carlo simulation included the following assumptions set forth in the table below:

	March 2025 Grant	March 2024 Grant	March 2023 Grant
Risk-free interest rate	3.96%	4.55%	3.85%
Dividend yield	1.51%	0.91%	0.96%
Expected term (years)	3.0	3.0	3.0
As of December 31, 2025, there was approximately $6.0 million of total unrecognized compensation cost related to PSUs which the Company expects to recognize over a weighted-average period of 1.9 years.
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
Common Stock and Preferred Stock
The Company has 30,000,000 shares of common stock authorized with a par value of $1.00, and 17,331,779 and 17,673,607 shares issued and outstanding as of December 31, 2025 and 2024, respectively. The change in shares issued and outstanding during 2025 was primarily related to 364,797 shares repurchased by the Company under the share repurchase program as described below, 12,182 shares surrendered from employees in payment of the vesting of restricted stock awards or units, 2,617 shares forfeited by employees under equity compensation plans, offset by 37,768 share issuances relating to equity compensation plans.
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $1.00, subject to approval by the Board. The Board may designate one or more series of preferred stock and the number of shares, rights, preferences, and limitations of each series. As of December 31, 2025, no preferred stock had been issued.
Share Repurchase Program
As previously disclosed, the Board of Directors of the Company has approved a share repurchase program (“2024 Share Repurchase Program”), authorizing the Company to repurchase up to an aggregate of $150 million of the Company’s outstanding common stock and replacing the prior share repurchase program. The 2024 Share Repurchase Program was effective immediately upon approval and has no expiration date. The number of shares to be repurchased and the timing of such transactions depends on a variety of factors, including market conditions. As of December 31, 2025, there was approximately $59.2 million of capacity remaining under the 2024 Share Repurchase Program. The Company repurchased 364,797 and 312,997 shares under the 2024 Share Repurchase Program for the year ended December 31, 2025 and 2024, respectively.

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
Note 9 – Other (Expense) income, net
Other (expense) income, net for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Income from third party license fees	$842	$810	$1,210
Foreign exchange losses, net	(8,386)	(1,783)	(14,785)
Gain on disposals of property, plant, equipment and other assets, net	2,204	810	1,307
Non-income tax refunds and other related credits	2,922	3,742	1,339
Pension and postretirement benefit costs, non-service components	(1,676)	(1,827)	(2,033)
Facility remediation recoveries, net	—	—	2,141
Business interruption insurance proceeds	—	1,000	—
Product liability claim costs, net	—	(2,040)	—
Earnout liability adjustment	454	400	—
Interest income	2,594	—	—
Multiemployer plan withdrawal charge	(923)	—	—
Other non-operating income, net	60	242	149
Total other (expense) income, net	$(1,909)	$1,354	$(10,672)
Non-income tax refunds and other related credits includes $1.8 million of indirect tax credits and interest received during the year ended December 31, 2025 relating to the Brazil Supreme Court ruling in regard to certain non-income (indirect) taxes that have been previously charged and paid.
Foreign exchange losses, net, during the years ended December 31, 2025, 2024 and 2023, include foreign currency transaction losses of approximately $2.2 million, $0.8 million and $7.8 million, respectively, related to hyper-inflationary accounting. See Note 1, Basis of Presentation and Significant Accounting Policies, for additional information. Foreign exchange losses, net also includes a $1.4 million foreign exchange loss recognized during the year ended December 31, 2025 relating to the change in fair value of the foreign exchange forward contracts entered into in connection with the acquisition of Dipsol. See Note 24, Hedging Activities, for more information.
Gain on disposals of property, plant, equipment and other assets, net, includes gains recognized in 2025, 2024 and 2023 for the sale of certain property previously classified as held for sale. See Note 7, Restructuring and Related Activities, for more information.
Multiemployer plan withdrawal charge during the year ended December 31, 2025 represents a $0.9 million expense related to the Company withdrawing from the Cleveland Bakers and Teamsters Pension Fund, a multiemployer defined benefit pension plan, in connection with a site closure under the Company’s restructuring program and facility closure actions.
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
Facility remediation recoveries, net, for the year ended December 31, 2023 reflects insurance recoveries of costs for remediation and restoration of property damage.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 10 – Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation which we refer to as U.S. Tax Reform. U.S. Tax Reform implemented a new system of taxation for non-U.S. earnings which eliminated U.S. federal income taxes on dividends from certain foreign subsidiaries and imposed a one-time transition tax on the deemed repatriation of undistributed earnings of certain foreign subsidiaries that is payable over eight years. Accordingly, the Company had initially recorded a $15.5 million transition tax liability for U.S. income taxes on undistributed earnings of non-U.S. subsidiaries. As of December 31, 2025, the $15.5 million transition liability has been fully paid. The Company may also be subject to other taxes, such as withholding taxes and dividend distribution taxes, if these undistributed earnings are ultimately remitted to the U.S.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. The OBBB includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. Among other things, the legislation restores 100% bonus depreciation for eligible property, reinstates expensing for domestic research and experimental expenditures, imposes new limitations on interest expense deductibility, and expands disallowed deductions for certain employee remuneration. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions implemented through 2027. The provisions effective in 2025 do not have a material impact to our consolidated financial statements. The Company is continuing to evaluate the potential impacts of the provisions effective in 2026 and 2027.
Taxes on income before equity in net income of associated companies for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Current:
Federal	$9,373	$15,276	$12,159
State	2,106	2,395	2,938
Foreign	43,556	41,662	51,930
Total	55,035	59,333	67,027
Deferred:
Federal	(11,411)	(4,385)	518
State	(310)	(24)	(163)
Foreign	(18,707)	(5,624)	(11,797)
Total	$(30,428)	$(10,033)	$(11,442)
Taxes on income before equity in net income of associated companies	$24,607	$49,300	$55,585
The components of income before taxes and equity of associated companies for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
U.S.	$(11,519)	$17,167	$14,520
Foreign	18,548	137,891	138,604
Total	$7,029	$155,058	$153,124

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Total deferred tax assets and liabilities are composed of the following as of December 31, 2025 and 2024:

	2025	2024
Pension and other postretirement benefits	$4,426	$5,472
Allowance for credit losses	2,232	1,895
Insurance and litigation reserves	614	565
Performance incentives	5,291	5,582
Equity-based compensation	3,634	2,891
Prepaid expense	458	426
Operating loss carryforward	32,065	24,702
Foreign tax credit and other credits	23,516	19,516
Interest	22,786	16,423
Restructuring reserves	2,230	158
Right-of-use lease assets	8,790	7,629
Inventory reserves	3,596	2,423
Research and development	14,036	12,608
Other	3,242	1,261
Total deferred tax assets, gross	126,916	101,551
Valuation allowance	(33,376)	(27,993)
Total deferred tax assets, net	$93,540	$73,558
Depreciation	14,095	9,814
Intangibles	185,501	170,309
Lease liabilities	9,661	8,575
Outside basis in equity investment	4,500	6,080
Unremitted earnings	8,469	8,392
Total deferred tax liabilities	$222,226	$203,170
Total net deferred tax liabilities	$(128,686)	$(129,612)
The Company’s net deferred tax assets and liabilities are classified in the Consolidated Balance Sheets as of December 31, 2025 and 2024 as follows:

	2025	2024
Non-current deferred tax assets	$12,128	$9,216
Non-current deferred tax liabilities	140,814	138,828
Total net deferred tax liabilities	$(128,686)	$(129,612)
As of December 31, 2025, the Company has a deferred tax liability of $8.5 million on certain undistributed foreign earnings, which primarily represents the Company’s estimate of the non-U.S. income taxes the Company will incur to ultimately remit certain earnings to the U.S. Otherwise, it is the Company’s current intention to reinvest its additional undistributed earnings of certain non-U.S. subsidiaries to support working capital needs and certain other growth initiatives outside of the U.S. The amount of such undistributed earnings at December 31, 2025 was approximately $429.2 million. Any tax liability which might result from ultimate remittance of these earnings is expected to be substantially offset by foreign tax credits (“FTCs”) (subject to certain limitations); however, certain withholding taxes could apply. It is currently impractical to estimate any such incremental tax expense.
The Company has $6.0 million of deferred tax assets related to state net operating losses. Management analyzed the expected impact of the reversal of existing taxable temporary differences, considered expiration dates, analyzed current state tax laws, and determined that $1.6 million of state net operating loss carryforwards is expected to be realized as a future benefit. Accordingly, a partial valuation allowance of $4.4 million has been established. These state net operating losses are subject to various carryforward periods of 5 years to 20 years or an indefinite carryforward period. An additional $0.9 million of valuation allowance was established for other net state deferred tax assets.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The Company has $26.6 million of deferred tax assets related to foreign net operating loss carryforwards. A partial valuation allowance of $3.7 million has been established against this amount resulting in a net $22.9 million expected future benefit. These foreign net operating losses are subject to various carryforward periods with the majority having an indefinite carryforward period. An additional partial valuation allowance of $3.7 million has been established against certain other foreign deferred tax assets.
FTCs may be carried forward for 10 years. Management analyzed the expected impact of the utilization of FTCs based on certain assumptions such as projected U.S. taxable income, overall domestic loss recapture, and applicable limitations if any. The Company had an FTCs carry forward of $23.1 million and $19.2 million as of December 31, 2025 and 2024, respectively, with a $20.6 million and $17.2 million valuation allowance as of December 31, 2025 and 2024, respectively, reflecting the amount of credits that are not expected to be utilized before expiration.
The following are the changes in the Company’s deferred tax asset valuation allowance for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Balance at January 1,	$27,993	$24,182	$11,730
Net charges to income tax expense	$5,281	$5,693	$14,393
Release of valuation allowance	$(1,228)	$(1,882)	$(1,941)
Purchase accounting adjustments	$1,330	$—	$—
Balance at December 31,	$33,376	$27,993	$24,182
Payments for income taxes including withholding taxes, net for the year ended December 31, 2025 are as follows ($ in thousands):

2025
U.S. Federal	$7,163
U.S. State (1)	2,090
Foreign
Brazil	11,592
China	15,040
India	3,422
Mexico	9,149
Other	11,255
Total income taxes paid, net	$59,711
(1) During the year ended December 31, 2025, there were no individual state jurisdictions with cash taxes paid that equaled or exceeded 5% of total income taxes paid.
Payments for income taxes including withholding taxes, net for the years ended December 31, 2024 and 2023 was $69.0 million and $68.6 million, respectively.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the year ended December 31, 2025:

	2025
	Total		%
Income tax provision at the Federal statutory tax rate	1,476		21.0%
State and local income taxes, net of federal (1)	1,351	$—	19.2%
Effect of cross-border tax laws
Global Intangible Low-Taxed Income (GILTI), net of FTC's	2,100		29.9%
Foreign-Derived Intangible Income (FDII)	(1,180)		(16.8)%
Foreign branch income, net of FTC's	(5,060)		(72.0)%
Subpart F income, net of FTC's	182		2.6%
Other Cross-Border Tax	224		3.2%
Tax Credits
R&D	(566)		(8.1)%
Changes in valuation allowances	3,480		49.5%
Nontaxable or nondeductible items
Share-based compensation	1,642		23.4%
Other nontaxable or nondeductible items	254		3.6%
Other adjustments
Other	(852)		(12.1)%
Change in unrecognized tax benefits	(5,708)		(81.2)%
Foreign tax effects:
Brazil
Statutory income tax rate differential	2,949		42.0%
Other	(198)		(2.8)%
China
Withholding taxes	4,100		58.3%
R&D deduction	(1,402)		(19.9)%
Other	266		3.8%
France
Non-deductible impairment	3,197		45.5%
Other	(229)		(3.3)%
Germany
Non-deductible impairment	5,257		74.8%
Other	(835)		(11.9)%
Korea
Withholding taxes	1,760		25.0%
Malta
Statutory income tax rate differential	(3,166)		(45.0)%
Other	1,009		14.4%
Mexico
Statutory income tax rate differential	1,896		27.0%
Other	599		8.5%
Netherlands
Other	2,060		29.3%
Spain
Non-deductible impairment	1,605		22.8%
Other	141		2.0%
United Kingdom
Non-deductible impairment	2,451		34.9%
Other	3		—%
Other foreign jurisdictions	5,801		82.5%
Effective Tax Rate	$24,607		350.1%
(1) During the year ended December 31, 2025, state taxes in Indiana, Pennsylvania, and Michigan comprised greater than 50% of the tax effect in this category.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The following is a reconciliation of income taxes at the Federal statutory rate with income taxes recorded by the Company for the years ended December 31, 2024 and 2023:

	2024	2023
Income tax provision at the Federal statutory tax rate	$32,562	$32,156
Unremitted earnings	(30)	1,211
Tax law changes / reform	(37)	47
U.S. tax on foreign operations	9,625	9,014
Foreign derived intangible income	(1,336)	(1,147)
Withholding taxes	8,418	11,193
FTC's	(6,898)	(3,432)
Share-based compensation	2,345	1,814
Foreign tax rate differential	1,315	4,731
Research and development credit	(1,902)	(2,000)
Audit settlements	—	456
Uncertain tax positions	(2,372)	(598)
State income tax provisions, net	1,905	2,158
Non-deductible expenses	341	416
Intercompany transfer of intangible assets	2,295	(584)
Goodwill impairment	—	—
Provision to return and other adjustments	2,655	(930)
Miscellaneous items, net	414	1,080
Taxes on income before equity in net income of associated companies	$49,300	$55,585
For the years ended December 31, 2025 and 2024, the Company’s cumulative liability for gross unrecognized tax benefits were $12.4 million and $13.9 million, respectively. For the years ended December 31, 2025 and 2024, the Company had accrued approximately $0.0 million and $0.8 million, respectively, for cumulative penalties and $1.8 million and $2.6 million, respectively, for cumulative interest.
The Company continues to recognize interest and penalties associated with uncertain tax positions as a component of tax expense on income before equity in net income of associated companies in its Consolidated Statements of Operations. The Company recognized a benefit of $0.8 million for penalties and a benefit of $0.8 million for interest (net of expirations and settlements) in its Consolidated Statements of Operations for the year ended December 31, 2025, a benefit of $0.2 million for penalties and a benefit of $0.2 million for interest (net of expirations and settlements) in its Consolidated Statement of Operations for the year ended December 31, 2024, and a benefit of $0.4 million for penalties and an expense of $0.1 million for interest (net of expirations and settlements) in its Consolidated Statement of Operations for the year ended December 31, 2023.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023, respectively, is as follows:

	2025	2024	2023
Unrecognized tax benefits as of January 1	$13,949	$15,659	$16,340
Decrease in unrecognized tax benefits taken in prior periods	(1,351)	(88)	(147)
Increase in unrecognized tax benefits taken in current period	4,011	2,684	1,799
Decrease in unrecognized tax benefits due to lapse of statute of limitations	(4,954)	(3,559)	(2,736)
Decrease in unrecognized tax benefits due to audit settlements	(506)	—	—
Increase (decrease) due to foreign exchange rates	1,230	(747)	403
Unrecognized tax benefits as of December 31	$12,379	$13,949	$15,659
The amount of net unrecognized tax benefits above that, if recognized, would impact the Company’s tax expense and effective tax rate is $4.9 million, $8.3 million and $10.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The Company and its subsidiaries are subject to U.S. Federal income tax, as well as the income tax of various state and foreign tax jurisdictions. Tax years that remain subject to examination by major tax jurisdictions are shown in the table below:

Jurisdiction	Open Years
Brazil	2020-2025
China	2020-2025
Germany	2019-2025
India	2020-2025
Italy	2019-2025
Mexico	2020-2025
Netherlands	2020-2025
Spain	2019-2025
U.S. Federal and State	2020-2025
United Kingdom	2021-2025
Positions challenged by the taxing authorities may be settled or applied by the Company.
Note 11 – Earnings Per Share
The following table summarizes earnings per share calculations for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Basic earnings per common share
Net (loss) income attributable to Quaker Chemical Corporation	$(2,488)	$116,644	$112,748
Less: loss (income) allocated to participating securities	20	(375)	(555)
Net (loss) income available to common shareholders	$(2,468)	$116,269	$112,193
Basic weighted average common shares outstanding	17,472,907	17,850,462	17,892,461
Basic (loss) earnings per common share	$(0.14)	$6.51	$6.27

Diluted earnings per common share
Net (loss) income attributable to Quaker Chemical Corporation	$(2,488)	$116,644	$112,748
Less: loss (income) allocated to participating securities	20	(375)	(554)
Net (loss) income available to common shareholders	$(2,468)	$116,269	$112,194
Basic weighted average common shares outstanding	17,472,907	17,850,462	17,892,461
Effect of dilutive securities	—	19,605	22,348
Diluted weighted average common shares outstanding	17,472,907	17,870,067	17,914,809
Diluted (loss) earnings per common share	$(0.14)	$6.51	$6.26
Certain stock options, restricted stock units and PSUs are not included in the diluted earnings per share calculation when the effect would be anti-dilutive. The number of anti-dilutive shares were 79,144, 32,353, and 10,621 for the years ended December 31, 2025, 2024 and 2023, respectively.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 12 – Accounts Receivable and Allowance for Credit Losses
As of December 31, 2025 and 2024, the Company had gross trade accounts receivable totaling $432.1 million and $413.7 million, respectively. The following are changes in the allowance for credit losses during the years ended December 31, 2025, 2024 and 2023:

	Balance at Beginning of Period	Changes to Costs and Expenses	Write-Offs Charged to Allowance	Exchange Rate Changes and Other Adjustments	Balance at End of Period
Year ended December 31, 2025	$13,587	$737	$(575)	$1,192	$14,941
Year ended December 31, 2024	$13,302	$2,120	$(1,215)	$(620)	$13,587
Year ended December 31, 2023	$13,527	$1,327	$(961)	$(591)	$13,302
Note 13 – Inventories
Inventories as of December 31, 2025 and 2024 were as follows:

	2025	2024
Raw materials and supplies	$124,751	$112,457
Work in process, finished goods and reserves	141,025	115,015
Total inventories	$265,776	$227,472
Note 14 – Property, Plant and Equipment
Property, plant and equipment as of December 31, 2025 and 2024 were as follows:

	2025	2024
Land	$35,651	$25,143
Building and improvements	178,248	149,783
Machinery and equipment	321,879	272,188
Construction in progress	69,009	35,919
Property, plant and equipment, at cost	604,787	483,033
Less: accumulated depreciation	(291,364)	(253,501)
Total property, plant and equipment, net	$313,423	$229,532
As of December 31, 2025 and 2024, PP&E includes $1.4 million and $1.0 million, respectively, of finance lease assets and future minimum lease payments. See Note 6, Leases, for additional information.
The Company recorded $30.4 million. $25.9 million, and $23.8 million of depreciation expense during the years ended December 31, 2025, 2024 and 2023, respectively.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 15 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows:

	Americas	EMEA	Asia/Pacific	Total
Balance as of December 31, 2023	283,103	65,940	163,475	512,518
Goodwill recognized for Sutai acquisition	—	—	5,511	5,511
Goodwill recognized for IKV	—	16,448	—	16,448
Currency translation adjustments	(6,228)	(1,984)	(7,371)	(15,583)
Balance as of December 31, 2024	276,875	80,404	161,615	518,894
Goodwill recognized for Dipsol acquisition	5,770	380	46,909	53,059
Goodwill recognized for Natech acquisition	—	2,625	—	2,625
Goodwill recognized for CSI acquisition	—	1,721	—	1,721
Goodwill recognized for Sutai acquisition (1)	—	—	(233)	(233)
Currency translation adjustments	4,383	3,710	6,401	14,494
Goodwill impairments	—	(88,840)	—	(88,840)
Balance as of December 31, 2025	$287,028	$—	$214,692	$501,720
(1) During the year ended December 31, 2025, the Company finalized the working capital settlements which impacted the goodwill recorded. See Note 2, Business Combinations, for additional information.

	2025	2024	2023
Goodwill, gross	$694,311	$611,498	$609,571
Accumulated impairment losses (1)	(192,591)	(92,604)	(97,053)
Goodwill, net	$501,720	$518,894	$512,518
(1) Accumulated impairment losses are attributable to the non-cash impairment charges of $88.8 million and $93.0 million to write down the carrying value of the EMEA reporting unit during the second quarter of 2025 and fourth quarter of 2022, respectively. These amounts include the impact of currency translation.
Gross carrying amounts and accumulated amortization for definite-lived intangible assets as of December 31, 2025 and 2024 were as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	2025	2024	2025	2024	2025	2024
Customer lists and rights to sell	$901,662	$829,255	$351,859	$285,450	$549,803	$543,805
Trademarks, formulations and product technology	199,434	160,257	77,521	62,373	121,913	97,884
Other	6,871	5,759	6,236	5,663	635	96
Total definite-lived intangible assets	$1,107,967	$995,271	$435,616	$353,486	$672,351	$641,785
The Company recorded $63.0 million, $58.2 million and $58.2 million of amortization expense during the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense is recorded within SG&A in the Company’s Consolidated Statements of Operations. Estimated annual aggregate amortization expense for the subsequent five years is as follows:

For the year ended December 31, 2026	$64,010
For the year ended December 31, 2027	63,670
For the year ended December 31, 2028	63,195
For the year ended December 31, 2029	62,045
For the year ended December 31, 2030	60,897
As of December 31, 2025 and December 31, 2024, the Company had indefinite-lived intangible assets for trademarks and tradenames totaling $201.2 million and $185.3 million, respectively.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The Company completes its annual goodwill and indefinite-lived intangible asset impairment tests during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units. During the second quarter of 2025, the Company concluded that the negative impacts of the lower than projected financial performance, driven by the continuation of soft end market conditions, as well as an increase in the Company’s cost of capital, driven by uncertainty around the potential negative impacts of tariffs, represented a triggering event for the Company’s EMEA reporting unit and the associated goodwill, as well as the related asset group. As a result of this conclusion, the Company completed an interim quantitative impairment assessment as of June 30, 2025 for its EMEA reporting unit and the related asset group. The Company concluded that the undiscounted cash flows exceeded the carrying value of the EMEA asset group, and therefore that the long-lived assets are not impaired. In completing a quantitative goodwill impairment test, the Company compares the reporting unit’s fair value, based on future discounted cash flows, to its carrying value in order to determine if an impairment of goodwill exists. The estimates of future discounted cash flows involve considerable judgment and are based upon certain significant assumptions including the weighted average cost of capital (“WACC”) as well as projected EBITDA, which includes assumptions related to revenue growth rates, gross margin levels and operating expenses. As a result of the impact of the uncertainty around tariffs, and continued soft end market conditions driving lower current year EMEA earnings and a decline in projected future EMEA earnings, as well as an increase in the WACC assumption utilized in the Company’s 2024 annual impairment assessment, the Company concluded that the estimated fair value of the EMEA reporting unit was less than its carrying value. As a result, a pre-tax, non-cash impairment charge of $88.8 million ($86.7 million after-tax) to write down the remaining carrying value amount of the EMEA reporting unit Goodwill was recorded in the second quarter of 2025, reflected in “Impairment charges” in the Consolidated Statements of Operations for the year ended December 31, 2025.
Note 16 – Investments in Associated Companies
As of December 31, 2025, the Company held a 50% investment in and had significant influence over Nippon Quaker Chemical, Ltd. (“Nippon Japan”), Kelko Quaker Chemical, S.A. (“Kelko Panama”) and Houghton Korea, held a 32% investment in and had significant influence over Primex, Ltd. (“Primex”), and a 30% investment in and had significant influence over Surteckariya (Thailand) Co., Ltd. (“SKT”), which was acquired as part of the Dipsol acquisition during the second quarter of 2025.
The carrying amount of the Company’s equity investments as of December 31, 2025 was $106.9 million, which includes investments of $65.6 million in Houghton Korea; $29.1 million in Primex; $6.7 million in Nippon Japan; $5.0 million in SKT, and $0.5 million in Kelko Panama. The carrying amount of the Company’s equity investments as of December 31, 2024 was $98.0 million, which includes investments of $66.3 million in Houghton Korea; $24.9 million in Primex; $6.3 million in Nippon Japan; and $0.5 million in Kelko Panama.
Dividends and distributions received from associated companies by investment were $8.8 million, $9.1 million, and $4.2 million in the years ended December 31, 2025, 2024 and 2023.
The following table is a summary of equity income in associated companies by investment for the years ending December 31, 2025, 2024 and 2023:

	2025	2024	2023
Houghton Korea	$9,185	$6,795	$11,442
Nippon Japan	1,085	925	1,492
Kelko Panama	370	321	309
SKT	265	—	—
Primex	4,272	2,930	2,090
Total equity in net income of associated companies	$15,177	$10,971	$15,333

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 17 – Other Non-Current Assets
Other non-current assets as of December 31, 2025 and 2024 were as follows:

	2025	2024
Uncertain tax positions (See Note 10)	$7,254	$5,334
Pension assets (See Note 20)	2,346	2,245
Debt issuance costs (See Note 19)	1,408	2,374
Interest rate swap (See Note 24)	—	1,621
Net investment hedge (See Note 24)	10,053	—
Long-term note receivable	1,030	925
Cost investments	1,835	—
Trust investment	1,491	1,566
Indemnification assets (See Notes 10 and 21)	457	405
Supplemental retirement income program (See Notes 20 and 23)	311	297
Cloud computing implementation costs	2,037	—
Other	2,061	2,593
Total other non-current assets	$30,283	$17,360
As of December 31, 2025 and 2024, three and two of the Company’s foreign pension plans’ fair value of plan assets exceeded its gross benefit obligation, respectively, and were therefore over-funded for both years, which is presented within Pension assets in the table above. See Note 20 for additional information.
Note 18 – Other Accrued Liabilities
Other accrued liabilities as of December 31, 2025 and 2024 were as follows:

	2025	2024
Non-income taxes	$29,345	$25,455
Current income taxes payable (See Note 10)	10,929	12,772
Selling expenses and freight accruals	9,848	10,716
Short-term lease liabilities (See Note 6)	12,536	10,619
Professional fees, legal, and acquisition-related accruals	7,009	5,340
Customer advances and sales return reserves	4,833	3,855
Accrued insurance	3,851	6,041
Accrued environmental reserves (See Note 25)	1,516	1,235
Accrued interest (See Note 19)	1,312	1,289
Accrued rent and facilities	956	1,129
Multiemployer plan withdrawal charge (See Note 9)	901	—
Accrued non-pension benefits	678	833
Deferred acquisition payment (See Note 2)	538	—
Earnout liability (See Note 2)	—	1,160
Other	845	224
Total other accrued liabilities	$85,097	$80,668

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 19 – Debt
Debt as of December 31, 2025 and 2024 includes the following:

	As of December 31, 2025		As of December 31, 2024
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Credit Facilities:
Revolver	4.95%	229,088	4.00%	48,820
U.S. Term Loan	5.10%	482,144	5.62%	508,863
EURO Term Loan	3.13%	148,477	4.00%	138,767
Industrial development bonds	5.26%	10,000	5.26%	10,000
Bank lines of credit and other debt obligations	Various	1,501	Various	1,817
Total debt		$871,210		$708,267
Less: debt issuance costs		(652)		(1,099)
Less: short-term and current portion of long-term debts		(35,657)		(37,554)
Total long-term debt		$834,901		$669,614
Credit facilities
During June 2022, the Company and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. Dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into an amendment to its primary credit facility (the “Original Credit Facility”). The amended credit facility (“Credit Facility”) established (A) a new $150.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”), (B) a new $600.0 million senior secured term loan (the “U.S. Term Loan”), and (C) a new $500.0 million senior secured revolving credit facility (the “Revolver”), each maturing in June 2027. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed the greater of $300.0 million or 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase.
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
Financial covenants contained in the Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. The consolidated net leverage ratio at the end of a quarter may not be greater than 4.00 to 1.00, subject to a permitted increase during a four-quarter period after certain acquisitions. The Company has the option of replacing the consolidated net leverage ratio test with a consolidated senior net leverage ratio test if the Company issues certain types of unsecured notes, subject to certain limitations. Events of default in the Credit Facility include without limitation defaults for non-payment, breach of representations and warranties, non-performance of covenants, cross-defaults, insolvency, and a change of control in certain circumstances. The occurrence of an event of default under the Credit Facility could result in all loans and other obligations becoming immediately due and payable and the Credit Facility being terminated. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all of the Credit Facility covenants.

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the twelve months ended December 31, 2025 was approximately 5.2%. As of December 31, 2025, the interest rate on the outstanding borrowings under the Credit Facility was approximately 4.7%. As part of the Credit Facility, the Company is required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. The Company had unused capacity under the Revolver of approximately $268.5 million, which is net of bank letters of credit of approximately $2.5 million, as of December 31, 2025.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. As of December 31, 2025, the aggregate interest rate on the swaps, including the fixed base rate plus the applicable margin, was 5.0%. See Note 24, Hedging Activities, for additional information.
The Company capitalized third-party and credit debt issuance costs attributed to the Euro Term Loan, U.S. Term Loan and Revolver during the second quarter of 2022. Capitalized costs attributed to the Euro Term Loan and U.S. Term Loan are recorded as a direct offset to Long-term debt on the Consolidated Balance Sheets. Capitalized costs attributed to the Revolver are recorded within Other assets on the Consolidated Balance Sheets. These capitalized costs are amortized into Interest expense over the five year term of the Credit Facility. As of December 31, 2025 and 2024, the Company had $0.7 million and $1.1 million, respectively, of debt issuance costs recorded as a reduction of Long-term debt and $1.4 million and $2.4 million, respectively, of debt issuance costs recorded within Other assets.
Industrial development bonds
As of December 31, 2025 and 2024, the Company had fixed rate, industrial development authority bonds totaling $10.0 million in principal amount due in 2028. These bonds have similar covenants to the Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discounting facilities in certain foreign subsidiaries, which are not collateralized. The Company’s other debt obligations primarily consist of certain domestic and foreign low interest rate or interest-free municipality-related loans, local credit facilities of certain foreign subsidiaries and finance lease obligations. Total unused capacity under these arrangements as of December 31, 2025, was approximately $57.4 million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company’s other off-balance sheet arrangements include certain financial and other guarantees. The Company’s total bank letters of credit and guarantees outstanding as of December 31, 2025 were approximately $7 million.
The Company incurred the following debt related expenses included within Interest expense in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Interest expense	$42,634	$43,223	$53,582
Amortization of debt issuance costs	1,413	1,413	1,413
Total	$44,047	$44,636	$54,995
Based on the variable interest rates associated with the Credit Facility, as of December 31, 2025 and 2024, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.
As of December 31, 2025, annual principal maturities on long-term borrowings, including the current portion, are as follows:

For the year ended December 31, 2026	$35,172
For the year ended December 31, 2027	824,624
For the year ended December 31, 2028	10,000
For the year ended December 31, 2029	—
For the year ended December 31, 2030	—
Total maturities on debt in the next five fiscal years	869,796

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 20 – Pension and Other Postretirement Benefits
The following table shows the funded status of the Company’s plans’ reconciled with amounts reported in the Consolidated Balance Sheets as of December 31, 2025 and 2024:

	Pension Benefits						Other Post- Retirement Benefits
	2025			2024			2025	2024
	Foreign	U.S.	Total	Foreign	U.S.	Total	U.S.	U.S.
Change in benefit obligation
Gross benefit obligation at beginning of year	$131,794	$73,370	$205,164	$144,779	$79,063	$223,842	$1,213	$1,343
Service cost	436	—	436	417	—	417	—	—
Interest cost	5,902	3,571	9,473	5,817	3,672	9,489	61	61
Curtailment gain	—	—	—	(19)	—	(19)	—	—
Plan settlements	(689)	—	(689)	—	—	—	—	—
Benefits paid	(6,674)	(6,488)	(13,162)	(6,377)	(6,519)	(12,896)	(253)	(156)
Plan expenses and premiums paid	(62)	—	(62)	(36)	—	(36)	—	—
Actuarial (gain) loss	(6,716)	1,852	(4,864)	(6,589)	(2,845)	(9,434)	210	(61)
Translation differences and other	14,034	—	14,034	(6,198)	(1)	(6,199)	—	26
Gross benefit obligation at end of year	$138,025	$72,305	$210,330	$131,794	$73,370	$205,164	$1,231	$1,213

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)

	Pension Benefits						Other Post- Retirement Benefits
	2025			2024			2025	2024
	Foreign	U.S.	Total	Foreign	U.S.	Total	U.S.	U.S.
Change in plan assets
Fair value of plan assets at beginning of year	$122,963	$59,548	$182,511	$135,387	$60,967	$196,354	$—	$—
Actual return on plan assets	(1,445)	5,263	3,818	(3,003)	1,349	(1,654)	—	—
Employer contributions	3,397	2,594	5,991	2,043	3,751	5,794	253	156
Plan settlements	(689)	—	(689)	—	—	—	—	—
Benefits paid	(6,674)	(6,488)	(13,162)	(6,377)	(6,519)	(12,896)	(253)	(156)
Plan expenses and premiums paid	(62)	—	(62)	(36)	—	(36)	—	—
Translation differences	12,759	—	12,759	(5,051)	—	(5,051)	—	—
Fair value of plan assets at end of year	$130,249	$60,917	$191,166	$122,963	$59,548	$182,511	$—	$—
Net benefit obligation recognized	$(7,776)	$(11,388)	$(19,164)	$(8,831)	$(13,822)	$(22,653)	$(1,231)	$(1,213)

Amounts recognized in the balance sheet consist of:
Non-current assets	$2,209	$137	$2,346	$2,245	$—	$2,245	$—	$—
Current liabilities	(405)	(1,542)	(1,947)	(400)	(1,758)	(2,158)	(179)	(170)
Non-current liabilities	(9,580)	(9,983)	(19,563)	(10,676)	(12,064)	(22,740)	(1,052)	(1,043)
Net benefit obligation recognized	$(7,776)	$(11,388)	$(19,164)	$(8,831)	$(13,822)	$(22,653)	$(1,231)	$(1,213)
Amounts not yet reflected in net periodic benefit costs and included in accumulated other comprehensive loss:
Prior service cost	(280)	—	(280)	(265)	—	(265)	—	—
Accumulated (loss) gain	(21,672)	4,629	(17,043)	(19,775)	3,905	(15,870)	896	1,199

AOCI	(21,952)	4,629	(17,323)	(20,040)	3,905	(16,135)	896	1,199
Cumulative employer contributions in excess of or (below) net periodic benefit cost	14,176	(16,017)	(1,841)	11,209	(17,727)	(6,518)	(2,127)	(2,412)
Net benefit obligation recognized	$(7,776)	$(11,388)	$(19,164)	$(8,831)	$(13,822)	$(22,653)	$(1,231)	$(1,213)
The accumulated benefit obligation for all defined benefit pension plans was $204.8 million ($72.3 million U.S. and $132.5 million Foreign) and $199.9 million ($73.4 million U.S. and $126.5 million Foreign) as of December 31, 2025 and 2024, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2025			2024
	Foreign	U.S.	Total	Foreign	U.S.	Total
Accumulated benefit obligation	7,207	11,355	18,562	72,836	73,370	146,206
Fair value of plan assets	2,536	—	2,536	66,838	59,548	126,386

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Information for pension plans with a projected benefit obligation in excess of plan assets:

	2025			2024
	Foreign	U.S.	Total	Foreign	U.S.	Total
Projected benefit obligation	$80,464	$11,513	$91,977	$77,914	$73,370	$151,284
Fair value of plan assets	70,481	—	70,481	66,838	59,548	126,386
Components of net periodic benefit costs – pension plans:

	2025			2024
	Foreign	U.S.	Total	Foreign	U.S.	Total
Service cost	$436	$—	$436	$417	$—	$417
Interest cost	5,902	3,571	9,473	5,817	3,672	9,489
Expected return on plan assets	(5,537)	(2,710)	(8,247)	(5,571)	(2,562)	(8,133)
Settlement gain	(136)	—	(136)	—	—	—
Curtailment gain	—	—	—	(19)	—	(19)
Actuarial loss amortization	572	23	595	481	24	505
Prior service cost amortization	24	—	24	27	(1)	26
Net periodic benefit cost	$1,261	$884	$2,145	$1,152	$1,133	$2,285

	2023
	Foreign	U.S.	Total
Service cost	$399	$28	$427
Interest cost	6,083	3,849	9,932
Expected return on plan assets	(5,271)	(2,799)	(8,070)
Curtailment (gain) loss	(213)	15	(198)
Actuarial loss amortization	388	22	410
Prior service cost amortization	28	6	34
Net periodic benefit costs	$1,414	$1,121	$2,535
Other changes recognized in other comprehensive income – pension plans:

	2025			2024
	Foreign	U.S.	Total	Foreign	U.S.	Total
Net loss (gain) arising during the period	$266	$(701)	$(435)	$1,985	$(1,631)	$354
Settlement gain (loss)	130	—	130	—	(24)	(24)
Actuarial loss	(566)	(26)	(592)	(481)	—	(481)
Curtailment recognition	(24)	3	(21)	(27)	—	(27)
Effect of exchange rates on amounts included in AOCI	2,105	—	2,105	(908)	—	(908)
Total recognized in other comprehensive loss (income)	1,911	(724)	1,187	569	(1,655)	(1,086)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$3,172	$160	$3,332	$1,721	$(521)	$1,200

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)

	2023
	Foreign	U.S.	Total
Net loss arising during period	$8,605	$398	$9,003
Settlement loss	—	(23)	(23)
Prior service cost	—	(15)	(15)
Actuarial loss	(388)	(92)	(480)
Curtailment recognition	(28)	—	(28)
Effect of exchange rates on amounts included in AOCI	560	—	560
Total recognized in other comprehensive loss	8,749	268	9,017
Total recognized in net periodic benefit cost and other comprehensive loss	$10,163	$1,389	$11,552
Components of net periodic benefit costs – other postretirement plan:

	2025	2024	2023
Interest cost	61	61	69
Actuarial gain amortization	(94)	(102)	(128)
Prior service credit amortization	—	—	(16)
Net periodic benefit costs	$(33)	$(41)	$(75)
Other changes recognized in other comprehensive income – other postretirement benefit plans:

	2025	2024	2023
Net (loss) gain arising during period	$210	$(61)	$(150)
Recognition of amortizations in net periodic benefit cost	—	—	—
Prior service credit	—	—	16
Actuarial gain amortization	94	102	127
Total recognized in other comprehensive loss (income)	304	41	(7)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$271	$—	$(82)
Weighted-average assumptions used to determine benefit obligations as of December 31, 2025 and 2024:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
U.S. Plans
Discount rate	5.21%	5.49%	4.88%	5.34%
Rate of compensation increase	N/A	N/A	N/A	N/A

Foreign Plans
Discount rate	4.91%	4.64%	N/A	N/A
Rate of compensation increase	3.19%	3.33%	N/A	N/A

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31, 2025, 2024 and 2023:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
U.S. Plans
Discount rate	5.49%	4.94%	5.21%	5.32%	4.87%	5.15%
Expected long-term return on plan assets	5.75%	5.50%	5.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Foreign Plans
Discount rate	4.53%	4.33%	4.77%	N/A	N/A	N/A
Expected long-term return on plan assets	4.28%	4.20%	4.03%	N/A	N/A	N/A
Rate of compensation increase	3.30%	3.26%	3.38%	N/A	N/A	N/A
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
Assumed health care cost trend rates as of December 31, 2025, 2024 and 2023:

	2025	2024	2023
Health care cost trend rate for next year	7.65%	7.05%	6.87%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	2050	2049	2048
Plan Assets and Fair Value
The Company’s pension plan target asset allocation and the weighted-average asset allocations as of December 31, 2025 and 2024 by asset category were as follows:

Asset Category	Target	2025	2024
U.S. Plans
Equity securities	20%	21%	27%
Debt securities	80%	79%	71%
Other	—%	—%	2%
Total	100%	100%	100%

Foreign Plans
Equity securities	17%	21%	18%
Debt securities	68%	61%	62%
Other	15%	18%	20%
Total	100%	100%	100%
As of December 31, 2025 and 2024, “Other” consisted principally of cash and cash equivalents, and investments in real estate funds.
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

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Commingled Funds
Investments in the U.S. pooled separate accounts consist primarily of mutual funds, each of which follows a separate investment strategy, and are valued based on the reported unit value at year end. Foreign pension plan commingled funds represent pooled institutional investments, including primarily collective investment trusts. These commingled funds are not available on an exchange or in an active market and these investments are valued using their net asset value (“NAV”), which is generally based on the underlying asset values of the investments held in the trusts. As of December 31, 2025, the foreign pension plan commingled funds included approximately 37 percent of investments in equity securities, 48 percent of investments in fixed income securities, and 15 percent of other non-related investments, primarily real estate. As of December 31, 2024, the foreign pension plan commingled funds also included approximately 37 percent of investments in equity securities, 48 percent of investments in fixed income securities, and 15 percent of other non-related investments, primarily real estate.
Pooled Separate Accounts
Investments in the U.S. pension plan pooled separate accounts consist of annuity contracts and are valued based on the reported unit value at year end. Units of the pooled separate account are not traded on an exchange or in an active market; however, valuation is based on the underlying investments of each pooled separate account and are classified as Level 2 investments. As of December 31, 2025, the U.S. pension plan pooled separate accounts included approximately 21 percent of investments in equity securities and 79 percent of investments in fixed income securities.
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
Diversified Investment Fund - Registered Investment Companies
Investments in the foreign pension plan diversified investment fund of registered investment companies are based upon the quoted redemption value of shares in the fund owned by the plan at year end. This fund is not available on an exchange or in an active market and this investment is valued using its NAV, which is generally based on the underlying asset values of the investments held. There were no such investments as of December 31, 2025 and 2024.
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
As of December 31, 2025 and 2024, the U.S. and foreign plans’ investments measured at fair value on a recurring basis were as follows:

		Fair Value Measurements at December 31, 2025
	Total Fair Value	Using Fair Value Hierarchy
U.S. Pension Assets		Level 1	Level 2	Level 3
Pooled separate accounts	$60,917	$—	$60,917	$—
Real estate	—	—	—	—
Subtotal U.S. pension plan assets in fair value hierarchy	$60,917	$—	$60,917	$—
Total U.S. pension plan assets	$60,917

Foreign Pension Assets
Cash and cash equivalents	$1,417	$1,417	$—	$—
Insurance contract	113,184	—	—	113,184
Diversified equity securities - registered investment companies	2,625	—	2,625	—
Fixed income – foreign registered investment companies	9,166	—	9,166	—
Real estate	—	—	—	—
Other - alternative investments	$1,321	$—	$—	$1,321
Subtotal foreign pension assets in fair value hierarchy	$127,713	$1,417	$11,791	$114,505
Commingled funds measured at NAV	2,536
Total foreign pension assets	$130,249

Total pension assets in fair value hierarchy	$188,630	$1,417	$72,708	$114,505
Total pension assets measured at NAV	2,536
Total pension assets	$191,166

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
Changes in the fair value of the plans’ Level 3 investments during the years ended December 31, 2025 and 2024 were as follows:

	Insurance Contract	Real Estate	Total
Balance as of December 31, 2023	$118,393	$5,918	$124,311
Sales	(1,310)	(2,952)	(4,262)
Unrealized losses	(4,620)	(128)	(4,748)
Currency translation adjustment	(4,666)	(27)	(4,693)
Balance as of December 31, 2024	107,797	2,811	110,608
Sales	(1,023)	(1,098)	(2,121)
Unrealized losses	(4,968)	(507)	(5,475)
Currency translation adjustment	11,378	115	11,493
Balance as of December 31, 2025	$113,184	$1,321	$114,505
The Company contributed to a multiemployer defined benefit pension plan under terms of a collective bargaining union contract (the Cleveland Bakers and Teamsters Pension Fund, Employer Identification Number: 34-0904419-001). As of December 31, 2024, the last valuation date available for the multiemployer plan, total plan liabilities were approximately $555 million. As of December 31, 2024, the multiemployer pension plan had total plan assets of approximately $350 million. The Company’s contribution rate to the multiemployer pension plan is specified in the collective bargaining union contract and contributions are made to the plan based on its union employee payroll. The Company contributed $0.1 million during the year ended December 31, 2025.
The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain contingent liabilities upon an employer who is a contributor to a multiemployer pension plan if the employer withdraws from the plan or the plan is terminated or experiences a mass withdrawal. In connection with a site closure under the Company’s restructuring program and facility closure actions, the Company withdrew from the multiemployer pension plan during the third quarter of 2025, which resulted in a $0.9 million withdrawal charge recorded within Other (expense) income, net. See Note 9, Other (Expense) Income, net, for additional information.

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
Cash Flows
Contributions
The Company expects to make cash contributions of approximately $4.9 million to its pension plans (approximately $3.0 million U.S. and $1.9 million Foreign) and approximately $0.2 million to its other postretirement benefit plan in 2026.
Estimated Future Benefit Payments
Excluding any impact related to the PPA noted above, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits			Other Post- Retirement Benefits
	Foreign	U.S.	Total
2026	$7,246	$7,882	$15,128	$179
2027	7,500	6,272	13,772	157
2028	7,707	6,202	13,909	145
2029	8,605	6,102	14,707	133
2030	9,309	5,956	15,265	122
2031 to 2035	48,766	27,742	76,508	468
The Company maintains a plan under which supplemental retirement benefits are provided to certain officers. Benefits payable under the plan are based on a combination of years of service and existing postretirement benefits. Included in total pension costs are charges of $0.6 million each for the years ended December 31, 2025, 2024 and 2023, respectively, representing the annual accrued benefits under this plan.
Defined Contribution Plan
The Company sponsors various defined contribution plans in both its U.S. and non-U.S. subsidiaries, under which eligible participants may defer a portion of their compensation up to the allowable amount as determined by the plan. All contributions and Company matches are invested at the direction of the participant. The most significant plan is the Company's primary U.S. 401(k) plan with an employer match covering a majority of its U.S. employees. Beginning in April 2020 and continuing through March 2021, the Company matched both non-elective and elective 401(k) contributions in fully vested shared of the Company’s common stock rather than cash. See Note 8, Equity, for additional information. Total Company contributions under this U.S. 401(k) plan were $6.4 million, $6.6 million and $6.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 21 – Other Non-Current Liabilities
Other non-current liabilities as of December 31, 2025 and 2024 were as follows:

	2025	2024
Uncertain tax positions, including interest and penalties (See Note 10)	$14,256	$17,257
Environmental reserves (See Note 25)	2,512	2,941
Net investment hedge (See Note 24)	1,541	—
Deferred and other long-term compensation	3,011	2,833
Other	872	1,414
Total other non-current liabilities	$22,192	$24,445

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)

Note 22 – Accumulated Other Comprehensive Loss
The following table shows the reclassifications from and resulting balances of AOCI for the years ended December 31, 2025, 2024 and 2023:

	Currency Translation Adjustments(1)	Defined Benefit Pension Plans	Unrealized Gain (Loss) in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of December 31, 2022	$(132,161)	$(4,595)	$(1,484)	$—	$(138,240)
Other comprehensive income (loss) before reclassifications	16,744	(7,702)	1,753	1,828	12,623
Amounts reclassified from AOCI	—	(464)	547	—	83
Related tax amounts	—	2,023	(483)	(421)	1,119
Balance as of December 31, 2023	(115,417)	(10,738)	333	1,407	(124,415)
Other comprehensive (loss) income before reclassifications	(77,424)	250	(44)	(207)	(77,425)
Amounts reclassified from AOCI	—	265	(14)	—	251
Related tax amounts	—	(90)	12	48	(30)
Balance as of December 31, 2024	(192,841)	(10,313)	287	1,248	(201,619)
Other comprehensive income (loss) before reclassifications	90,102	(1,588)	(51)	(1,604)	86,859
Amounts reclassified from AOCI	—	363	13	—	376
Related tax amounts	(1,958)	304	8	369	(1,277)
Balance as of December 31, 2025	$(104,697)	$(11,234)	$257	$13	$(115,661)
(1) Includes mark-to-market impacts associated with net investment hedges. See Note 24, Hedging Activities, for more information.
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
The Company values its long-term debt at fair value based quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms. Due to the infrequency of trades, these inputs are considered to be Level 2 inputs. Based on the variable interest rates associated with the Credit Facility, as of December 31, 2025 and 2024, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.
The Company values its company-owned life insurance policies at fair value based on quotes for like instruments with similar credit ratings and terms. As a result, the Company owns an immaterial remaining amount of company-owned life insurance policies as of the year ended December 31, 2025.

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
Open foreign exchange forward contracts as of December 31, 2025 were entered into as hedges of Japanese yen and Mexican peso against the U.S. dollar and had the following notional U.S. dollar values:

Currency	December 31, 2025
Mexican Peso	$12,500
Japanese Yen	15,300
Total	$27,800
In connection with the acquisition of Dipsol as described in Note 2, Business Combinations, in March 2025, the Company entered into multiple foreign exchange forward contracts with various financial institutions with an aggregate notional amount totaling $155.3 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Japanese yen. These foreign exchange forward contracts settled on April 1, 2025. The Company recognized a $1.4 million foreign currency loss during the year ended December 31, 2025 in Other (expense) income, net relating to the change in fair value of these instruments as of the settlement date.
Open foreign exchange forward contracts as of December 31, 2025 had maturities occurring over a period of one month.
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
The fair value of the Company’s interest rate swaps, forward exchange contracts, and cross-currency swap agreements are determined from sources independent of the Company, including the financial institutions which are party to the derivative instruments, using standard pricing models that consider the value of future cash flows as of the balance sheet date, discounted to a present value using discount factors that match both the time to maturity and currency of the underlying instruments. These standard pricing models utilize inputs that are derived from or corroborated by observable market data such as interest rate yield curves as well as currency spot and forward rates; therefore, the fair value of our derivatives is classified as a Level 2 measurement. The balance sheet classification and fair values of the Company’s derivative instruments are as follows:

Derivative instruments	Consolidated Balance Sheet Location	December 31,
		2025	2024
Net investment hedges	Other non-current assets	$10,053	$—
Net investment hedges	Other non-current liabilities	1,541	—
Interest rate swaps	Prepaid expenses and other current assets	16	—
Interest rate swaps	Other non-current assets	—	1,621
Foreign currency forward contracts	Other accrued liabilities	5	67
The following table presents the net unrealized gain deferred to AOCI:

		December 31,
Derivative instruments:	Consolidated Balance Sheet Location	2025	2024
Net investment hedges	AOCI	$6,554	$—
Interest rate swaps	AOCI	13	1,248
The following table presents the net gain (loss) recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023:

		For the Years Ended December 31,
Derivative instruments	Condensed Consolidated Statements of Operations	2025	2024	2023
Net investment hedges	Interest expense	$2,951	$—	$—
Interest rate swaps	Interest expense	1,887	4,770	3,555
Foreign exchange forward contracts	Other (expense) income, net	1,880	(2,026)	2,134
Total		$6,718	$2,744	$5,689

QUAKER CHEMICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Dollars in thousands, except per share amounts, unless otherwise stated)
Note 25 – Commitments and Contingencies
In the early 1990s, the Company identified certain soil and groundwater contamination at AC Products, Inc. (“ACP”), a wholly owned subsidiary. In voluntary coordination with the Santa Ana California Regional Water Quality Board, ACP has been remediating the contamination, the principal contaminant of which is perchloroethylene (“PERC”). In 2004, the Orange County Water District (“OCWD”) filed a civil complaint against ACP and other parties seeking to recover compensatory and other damages related to the investigation and remediation of the contamination in the groundwater. Pursuant to a settlement agreement with OCWD, ACP agreed, among other things, to operate the two groundwater treatment systems to hydraulically contain groundwater contamination emanating from ACP’s site until the concentrations of PERC released by ACP fell below the current Federal maximum contaminant level for four consecutive quarterly sampling events. In 2014, ACP ceased operation at one of its two groundwater treatment systems, as it had met the above condition for closure. In 2020, the Santa Ana Regional Water Quality Control Board asked that ACP conduct periodic indoor and outdoor soil vapor testing on and near the ACP site to confirm that ACP continues to meet the applicable local standards. ACP has performed such testing program work with an additional round of testing done in 2025. It is expected that additional testing may occur in 2026. As of December 31, 2025, ACP believes it has met the conditions for closure of the remaining groundwater treatment system but continues to operate this system while in discussions with the relevant authorities.
The Company’s Sao Paulo, Brazil site was required under Brazilian environmental, health and safety regulations to perform an environmental assessment as part of a permit renewal process. Initial investigations identified soil and ground water contamination in select areas of the site. The site has conducted a multi-year soil and groundwater investigation and corresponding risk assessments based on the result of the investigations. In 2017, the site had to submit a new 5-year permit renewal request and was asked to complete additional investigations to further delineate the site based on review of the technical data by the local regulatory agency, Companhia Ambiental do Estado de São Paulo (“CETESB”). Based on review of the updated investigation data, CETESB issued a Technical Opinion regarding the investigation and remedial actions taken to date. The site developed an action plan and submitted it to CETESB in 2018 based on CETESB requirements. The site intervention plan primarily requires the site, amongst other actions, to conduct periodic monitoring for methane in soil vapors, source zone delineation, groundwater plume delineation, bedrock aquifer assessment, update the human health risk assessment, develop a current site conceptual model and conduct a remedial feasibility study and provide a revised intervention plan. In 2020, the site submitted a report on the activities completed including the revised site conceptual model and results of the remedial feasibility study and recommended remedial strategy for the site. The site believes it will achieve the remedial objectives in June 2027, at which time a request for closure of the treatment system will be submitted.
The Company is also party to other environmental matters related to certain domestic and foreign properties. These environmental matters primarily require the Company to perform ongoing monitoring and maintenance at each of the applicable sites. During the year ended December 31, 2025, there have been no significant changes to the facts or circumstances of these matters. The Company had accrued obligations of $3.4 million and $3.6 million as of December 31, 2025 and 2024, respectively, for these environmental matters. These obligations are included in other accrued liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheets. These accrued amounts are inclusive of the Brazilian environmental matter discussed below.
Other environmental matters include participation in certain payments in connection with four currently active environmental consent orders related to certain hazardous waste cleanup activities under the U.S. Federal Superfund statute. The Company has been designated a potentially responsible party (“PRP”) by the Environmental Protection Agency along with other PRPs depending on the site, and has other obligations to perform cleanup activities at certain other foreign subsidiaries. These environmental matters primarily require the Company to perform long-term monitoring as well as operating and maintenance at each of the applicable sites. The Company believes that it has made adequate accruals for costs associated with other environmental matters of which it is aware. Approximately $0.5 million and $0.6 million were accrued as of December 31, 2025 and 2024, respectively, to provide for such anticipated future environmental assessments and remediation costs.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of December 31, 2025, the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) (the “COSO framework”). Based on its assessment, Management has concluded that as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 excluded Dipsol Chemicals Co., Ltd. and its subsidiaries (“Dipsol”), which was acquired by the Company in April 2025. The total assets and total revenues of Dipsol, a wholly-owned subsidiary, represent approximately 4% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. Companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting in the year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission staff.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in “Item 8. Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2025.
Item 9B. Other Information.
Insider Trading Arrangements and Policies
No director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the Company’s fourth quarter ended December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Incorporated by reference is (i) the information beginning with and including the caption “Proposal 1—Election of Directors and Nominee Biographies” in Quaker Houghton’s definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year ended December 31, 2025 (the “2026 Proxy Statement”) to, but not including, the sub-caption “Governance Committee Procedures for Selecting Director Nominees,” (ii) the information appearing in Item 4(a) of this Report, (iii) the information in the 2026 Proxy Statement beginning with and including the sub-caption “Code of Conduct” to, but not including, the caption “Compensation Committee Interlocks and Insider Participation,” (iv) the information in the 2026 Proxy Statement required by Item 408(b) of Regulation S-K beginning with and including the sub-caption “Insider Trading Policy” to, but not including the sub-caption “Compensation Recoupment Policy and (v) the information in the 2026 Proxy Statement beginning with and including the sub-caption “Shareholder Nominations and Recommendations” to, but not including, the sub-caption “Board Oversight of Risk.” Information about our Executive Officers is included in Item 4(a) of this Report.
Item 11. Executive Compensation.
Incorporated by reference is (i) the information in the 2026 Proxy Statement beginning with and including the caption “Compensation Committee Interlocks and Insider Participation” to, but not including, the caption “Pay versus Performance Disclosure” as well as including the disclosure under the captions (ii) “Director Compensation” and (iii) “Compensation Policies and Practices – Risk Assessment.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference is the information in the 2026 Proxy Statement beginning with and including the caption “Stock Ownership of Certain Beneficial Owners and Management” to, but not including, the caption “Certain Relationships and Related Party Transactions.”
Equity Compensation Plans
The following table sets forth certain information relating to the Company’s equity compensation plans as of December 31, 2025. Each number of securities reflected in the table is a reference to shares of Quaker common stock.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	50,364	$196.23	818,282	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	50,364	$196.23	818,282	(1)
(1)As of December 31, 2025, 746,705 shares were available for issuance upon the exercise of stock options and/or as restricted stock awards and/or restricted stock unit awards under the Company’s 2024 Long-Term Performance Incentive Plan and 71,577 shares were available for issuance under the 2023 Director Stock Ownership Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference is (i) the information in the 2026 Proxy Statement beginning with and including the caption “Certain Relationships and Related Party Transactions” to, but not including, the caption “Proposal 3 — Ratification of Appointment of Independent Registered Public Accounting Firm,” (ii) the information in the 2026 Proxy Statement beginning with and including the sub-caption “Director Independence” to, but not including, the sub-caption “Governance Committee Procedures for Selecting Director Nominees,” and (iii) the information in the 2026 Proxy Statement beginning with and including the caption “Meetings and Committees of the Board” to, but not including, the caption “Compensation Committee Interlocks and Insider Participation.”
Item 14. Principal Accountant Fees and Services.
Incorporated by reference is the information in the 2026 Proxy Statement beginning with and including the sub-caption “Audit Fees” to, but not including, the statement recommending a vote for ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2026.

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

2.2	—
Share Purchase Agreement, dated March 25, 2025, by and among AG III Investment Limited Partnership, an investment limited partnership (toshi jigyo yugen sekinin kumiai) organized and existing under the Laws of Japan, AG Chorus Limited Partnership, an exempted limited partnership organized and existing under the Laws of the Cayman Islands, AG Concert Limited Partnership, an exempted limited partnership organized and existing under the Laws of the Cayman Islands, Quaker Chemical Corporation, a Pennsylvania Corporation and Quaker Chemical Corporation, a Delaware corporation. Incorporated by reference to Exhibit 2.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2025.***

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

10.14	—
Employment Agreement by and between the Registrant and Anna Ransley dated July 31, 2023, effective July 31,2023. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2023.†

10.15	—
Form of Change of Control Agreement by and between the Registrant and certain executive officers (including Anna Ransley). Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2023. †

10.16	—
Employment Agreement by and between the Registrant and Jeffrey Fleck dated January 23, 2023, effective February 27, 2023. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2023. †

10.17	—
Form of Change of Control Agreement by and between the Registrant and certain executive officers (including Jeffrey Fleck). Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2023. †

10.18	—
Separation Agreement and General Release by and between Quaker Chemical Corporation and Shane Hostetter, dated June 28, 2024. Incorporated by reference to Exhibit 10.19 as filed by the Registrant with Form 10-K for the year ended 2024. †

10.19	—
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

10.22	—
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
Separation Agreement and General Release by and between Quaker Chemical Corporation and Melissa Leneis, dated January 6, 2025. Incorporated by reference to Exhibit 10.25 as filed by the Registrant with Form 10-K for the year ended 2024. †

10.25	—
Employment Agreement by and between Quaker Chemical Corporation and Kristin Rokosky, dated January 22, 2025. Incorporated by reference to Exhibit 10.26 as filed by the Registrant with Form 10-K for the year ended 2024. †

10.26	—
Change in Control Agreement by and between Quaker Chemical Corporation and Kristin Rokosky, dated January 22, 2025. Incorporated by reference to Exhibit 10.27 as filed by the Registrant with Form 10-K for the year ended 2024. †

10.27	—
Employment Agreement by and between Registrant and Renato Carvalho dated January 23, 2012. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2025.†

10.28	—
Change in Control Agreement by and between Registrant and Renato Carvalho dated March 1, 2025. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2025.†

10.29	—
Employment Agreement by and between Registrant and Albert Ma dated April 1, 2016. Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2025.†

10.30	—
Change in Control Agreement by and between Registrant and Albert Ma dated March 1, 2025. Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2025.†

10.31	—
Employment Agreement by and between Registrant and Miguel Moreno dated July 2, 2018. Incorporated by reference to Exhibit 10.5 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2025.†

10.32	—
Change in Control Agreement by and between Registrant and Miguel Moreno dated March 1, 2025. Incorporated by reference to Exhibit 10.6 as filed by the Registrant with Form 10-Q for the quarter ended March 31, 2025.†

10.33	—
Employment Agreement by and between Registrant and Steven Dassing, as amended July 21, 2025. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended September 30, 2025.†

10.34	—	Employment Agreement by and between Registrant and Andre Frodl, as amended November 11, 2025. *†

10.35	—	Change in Control Agreement by and between Registrant and Andre Frodl dated October 1, 2025. *†

10.36	—	Employment Agreement by and between Registrant and Christine Johnson dated October 1, 2025, *†

10.37	—	Change in Control Agreement by and between Registrant and Christine Johnson dated October 1, 2025. *†

10.38	—
Supplemental Retirement Income Program (as amended and restated effective January 1, 2008), approved November 19, 2008. Incorporated by reference to Exhibit 10.58 as filed by the Registrant with Form 10-K for the year ended 2008.†

10.39	—	Quaker Chemical Corporation 2023 Director Stock Ownership Plan. Incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on March 31, 2023.†

10.40	—	Retirement Savings Plan, as amended and restated effective January 22, 2021, approved November 1, 2021.†

10.41	—	Quaker Houghton Annual Incentive Plan (as amended and restated effective May 8, 2024). Incorporated by reference to Exhibit 10.31 as filed by the Registrant with Form 10-K for the year ended 2024. †

10.42	—	2016 Long-Term Performance Incentive Plan. Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement filed on March 28, 2016.†

10.43	—
Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2016 Long- Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 8-K filed on May 6, 2016.†

10.44	—
Form of Restricted Stock Unit Agreement for executive officers and other employees under Registrant’s 2016 Long- Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.4 as filed by Registrant with Form 8-K filed on May 6, 2016.†

10.45	—
Form of Stock Option Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.30 as filed by the Registrant with Form 10-K for the year ended 2019.†

10.46	—
Chief Executive Officer Transition Agreement dated April 22, 2021, effective December 31, 2021. Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q for the quarter ended on March 31, 2021.†

10.47	—
Form of Restricted Stock Award Agreement for non-employee directors under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended on June 30, 2021.†

10.48	—
Form of Restricted Stock Award Agreement for executive officers and other employees under Registrant’s 2016 Long- Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with Form 10- Q for the quarter ended on June 30, 2021. †

10.49	—
Form of Incentive Stock Option Award Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended on June 30, 2021.†

10.50	—
Form of Non-Qualified Stock Option Award Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q for the quarter ended on June 30, 2021.†

10.51	—
Form of Restricted Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.5 as filed by the Registrant with Form 10-Q for the quarter ended on June 30, 2021.†

10.52	—
Form of Performance Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.6 as filed by the Registrant with Form 10-Q for the quarter ended on June 30, 2021.†

10.53	—
Form of Performance Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.3 as filed by the Registrant with Form 10-Q for the quarter ended on March 31, 2023.†

10.54	—	Quaker Chemical Corporation 2024 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 as filed by the Registrant within its current report on Form 8-K on May 9, 2024. †

10.55	—
Form of Restricted Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2024 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.4 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2024. †

10.56	—
Form of Restricted Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2024 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.5 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2024. †

10.57	—
Form of Performance Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2024 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.6 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2024. ***†

10.58	—
Form of Performance Stock Unit Award Agreement for executive officers and other employees under Registrant’s 2016 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.7 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2024. ***†

10.59	—
Form of Restricted Stock Unit Award Agreement for certain executive officers under Registrant’s 2024 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.1 as filed by the Registrant within its current report on Form 8-K on December 17, 2024. †

10.60	—
Financing Agreement by and among Butler County Port Authority and Registrant and Brown Brothers Harriman & Co. dated May 15, 2008. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.61	—
Butler County Port Authority Industrial Development Revenue Bond dated May 15, 2008. Incorporated by reference to Exhibit 10.7 as filed by the Registrant with Form 10-Q for the quarter ended June 30, 2008.

10.62	—
Senior Secured Credit Facilities Commitment Letter, dated April 4, 2017, by and among Quaker Chemical Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank AG New York Branch and Deutsche Bank Securities Inc. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K, filed on April 7, 2017.

10.63	—
Credit Agreement, dated as of August 1, 2019, among Quaker Chemical Corporation and certain of its subsidiaries, Banks of America, N.A. and each of the lenders from time to time party thereto. Incorporated by reference to Exhibit 10.3 as filed by Registrant with Form 8-K filed on August 2, 2019.***

10.64	—
Amendment No. 1, dated as of March 17, 2020, to the Credit Agreement, dated as of August 1, 2019. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K filed on March 17, 2020.

10.65	—	Amendment No. 2, dated as of December 10, 2021, to the Credit Agreement, dated as of August 1, 2019.

10.66	—
Amendment No. 3, dated as of June 17, 2022, to the Credit Agreement, dated as of August 1, 2019, as amended. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with Form 8-K filed on June 21, 2022.

10.67	—
Shareholder Agreement, dated August 1, 2019, among Quaker Chemical Corporation, Gulf Hungary Holding Korlátolt Felelősségű Társaság, Gulf Oil International, Ltd. and GOCL Corporation Limited. Inc. Incorporated by reference to Exhibit 10.1 as filed by Registrant with Form 8-K filed on August 2, 2019.

10.68	—
Escrow Agreement, dated August 1, 2019, among Quaker Chemical Corporation, Gulf Houghton Lubricants, Ltd. and Citibank N.A. Incorporated by reference to Exhibit 4.4 as filed by Registrant on Form S-3 on August 29, 2019.***

10.69	—
Amendment No 1, effective March 1, 2020, to the Quaker Houghton Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with its quarterly report on Form 10-Q on May 11, 2020.†

10.70	—
Amendment No 2, effective February 10, 2020, to the Quaker Houghton Retirement Savings Plan. Incorporated by reference to Exhibit 10.1 as filed by the Registrant with its quarterly report on Form 10-Q on August 5, 2020.†

10.71	—
Amendment No 3, effective April 17, 2020, to the Quaker Houghton Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 as filed by the Registrant with its quarterly report on Form 10-Q on August 5, 2020.†

19.0	—	Insider Trading Policy. Incorporated by reference to Exhibit 19.0 as filed by the Registrant with its annual report on Form 10-K on February 24, 2025.

21.0	—	Subsidiaries and Affiliates of the Registrant.*

23.0	—	Consent of Independent Registered Public Accounting Firm.*

31.1	—	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	—	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	—	Certification of Joseph A. Berquist pursuant to 18 U.S.C. Section 1350.**

32.2	—	Certification of Thomas Coler pursuant to 18 U.S.C. Section 1350.**

97.0	—	Quaker Houghton Compensation Recoupment Policy. Incorporated by reference to Exhibit 97.0 as filed by the Registrant on Form 10-K on February 29, 2024.

101.INS	—	Inline XBRL Instance Document*

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	—	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	—	Inline XBRL Taxonomy Definition Linkbase Document*

101.LAB	—	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	—	Inline XBRL Taxonomy Presentation Linkbase Document*

104.0	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)*

*	Filed herewith.

**	Furnished herewith.

***	Certain exhibits and schedules have been omitted, and the Company agrees to furnish supplementally to the Securities and Exchange commission a copy of any omitted exhibits and schedules upon request.

†	Management contract or compensatory plan
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
Date: February 23, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ JOSEPH A. BERQUIST	Chief Executive Officer and President	February 23, 2026
Joseph A. Berquist	Principal Executive Officer and Director

/s/ THOMAS COLER	Executive Vice President, Chief Financial Officer	February 23, 2026
Thomas Coler	Principal Financial Officer

/s/ STEVEN DASSING	Vice President, Corporate Controller	February 23, 2026
Steven Dassing	Principal Accounting Officer

/s/ MICHAEL F. BARRY	Director, Non-Executive Chair of the Board	February 23, 2026
Michael F. Barry

/s/ RUSSELL R. SHALLER	Director	February 23, 2026
Russell R. Shaller

/s/ CHARLOTTE C. HENRY	Director	February 23, 2026
Charlotte C. Henry

/s/ MARK A. DOUGLAS	Director	February 23, 2026
Mark A. Douglas

/s/ JEFFRY D. FRISBY	Director	February 23, 2026
Jeffry D. Frisby

/s/ WILLIAM H. OSBORNE	Director	February 23, 2026
William H. Osborne

/s/ FAY WEST	Director	February 23, 2026
Fay West

/s/ SANJAY HINDUJA	Director	February 23, 2026
Sanjay Hinduja

/s/ NANDITA BAKHSHI	Director	February 23, 2026
Nandita Bakhshi

/s/ LUCRÈCE FOUFOPOULOS-DE RIDDER	Director	February 23, 2026
Lucrèce Foufopoulos-De Ridder