Form 10-Q
period 2026-03-31
QUAKER CHEMICAL CORP
filed 2026-04-30
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on April 27, 2026	17,366,444

Quaker Chemical Corporation

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited).
Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$480,479	$442,914
Cost of goods sold (excluding amortization expense - See Note 13)	303,744	281,654
Gross profit	176,735	161,260
Selling, general and administrative expenses	135,765	119,046
Restructuring and related charges, net	7,381	14,590
Operating income	33,589	27,624
Other expense, net	(23)	(709)
Interest expense	(9,879)	(9,545)
Income before taxes and equity in net income of associated companies	23,687	17,370
Taxes on income before equity in net income of associated companies	7,145	7,542
Income before equity in net income of associated companies	16,542	9,828
Equity in net income of associated companies	3,200	3,089
Net income	19,742	12,917
Less: Net income (loss) attributable to noncontrolling interest	73	(5)
Net income attributable to Quaker Chemical Corporation	$19,669	$12,922
Per share data:
Net income attributable to Quaker Chemical Corporation common shareholders – basic	$1.13	$0.73
Net income attributable to Quaker Chemical Corporation common shareholders – diluted	$1.13	$0.73
Dividends declared	$0.508	$0.485
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$19,742	$12,917

Other comprehensive income, net of tax
Currency translation adjustments	(9,913)	27,129
Defined benefit retirement plans	403	(265)
Current period change in fair value of derivatives	(13)	(592)
Unrealized loss on available-for-sale securities	(166)	(304)
Other comprehensive (loss) income	(9,689)	25,968

Comprehensive income	10,053	38,885
Less: Comprehensive income (loss) attributable to noncontrolling interest	(82)	1
Comprehensive income attributable to Quaker Chemical Corporation	$9,971	$38,886
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Unaudited; Dollars in thousands, except par value)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$169,728	$179,829
Accounts receivable, net	441,167	417,157
Inventories
Raw materials and supplies	128,739	124,751
Work-in-process and finished goods	153,769	141,025
Prepaid expenses and other current assets	59,196	58,428
Total current assets	952,599	921,190
Property, plant and equipment, at cost	611,149	604,787
Less: Accumulated depreciation	(299,727)	(291,364)
Property, plant and equipment, net	311,422	313,423
Right-of-use lease assets	38,534	38,737
Goodwill	502,005	501,720
Other intangible assets, net	847,994	873,540
Investments in associated companies	106,192	106,915
Deferred tax assets	12,182	12,128
Other non-current assets	30,999	30,283
Total assets	$2,801,927	$2,797,936
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$37,301	$35,657
Accounts payable	205,386	198,929
Dividends payable	8,822	8,804
Accrued compensation	30,299	41,192
Accrued restructuring	9,482	8,351
Accrued pension and postretirement benefits	2,119	2,126
Other accrued liabilities	95,086	85,097
Total current liabilities	388,495	380,156
Long-term debt	837,132	834,901
Long-term lease liabilities	22,134	22,759
Deferred tax liabilities	131,922	140,814
Non-current accrued pension and postretirement benefits	20,191	20,615
Other non-current liabilities	22,902	22,192
Total liabilities	1,422,776	1,421,437
Commitments and contingencies (Note 18)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding March 31, 2026 – 17,365,508 shares; December 31, 2025 – 17,331,779 shares	17,366	17,332
Capital in excess of par value	876,213	874,826
Retained earnings	607,463	596,616
Accumulated other comprehensive loss	(125,359)	(115,661)
Total Quaker shareholders’ equity	1,375,683	1,373,113
Noncontrolling interest	3,468	3,386
Total equity	1,379,151	1,376,499
Total liabilities and equity	$2,801,927	$2,797,936
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$19,742	$12,917
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,640	20,599
Equity in undistributed earnings of associated companies, net of dividends	(2,830)	(2,769)
Deferred income taxes	(7,517)	(3,340)
Share-based compensation	3,170	3,182
Restructuring and related charges, net	7,381	14,590
Gain on disposal of property, plant and equipment and other assets	—	(2,148)
Other adjustments	492	2,190
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(25,480)	(10,302)
Inventories	(18,437)	(13,457)
Prepaid expenses and other current assets	(1,340)	245
Accrued restructuring	(3,880)	(9,045)
Accounts payable and accrued liabilities	6,845	(15,712)
Net cash provided by (used in) operating activities	3,786	(3,050)

Cash flows from investing activities
Investments in property, plant and equipment	(10,656)	(12,329)
Payments related to acquisitions, net of cash acquired	—	(3,983)
Proceeds from disposition of assets	—	2,900
Other investing activities	1,126	—
Net cash used in investing activities	(9,530)	(13,412)

Cash flows from financing activities
Payments of long-term debt	(8,770)	(8,523)
Borrowings on revolving credit facilities, net	14,053	30,000
Borrowings (payments) on other debt, net	1,857	(773)
Dividends paid	(8,805)	(8,572)
Other stock related activity	(1,749)	(1,176)
Net cash (used in) provided by financing activities	(3,414)	10,956
Effect of foreign exchange rate changes on cash	(943)	2,849
Net decrease in cash and cash equivalents	(10,101)	(2,657)
Cash and cash equivalents at the beginning of the period	179,829	188,880
Cash and cash equivalents at the end of the period	$169,728	$186,223
Supplemental cash flow disclosures:
Non-cash activities:
Accrued purchases of property, plant and equipment, net	$7,794	$5,549
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited; Dollars in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2024	$17,674	$903,781	$633,731	$(201,619)	$616	$1,354,183
Net income (loss)	—	—	12,922	—	(5)	12,917
Amounts reported in other comprehensive income	—	—	—	25,964	4	25,968
Dividends ($0.485 per share)	—	—	(8,574)	—	—	(8,574)
Share issuance and equity-based compensation plans, net	6	2,000	—	—	—	2,006
Balance as of March 31, 2025	$17,680	$905,781	$638,079	$(175,655)	$615	$1,386,500

Balance as of December 31, 2025	$17,332	$874,826	$596,616	$(115,661)	$3,386	$1,376,499
Net income	—	—	19,669	—	73	19,742
Amounts reported in other comprehensive (loss) income	—	—	—	(9,698)	9	(9,689)
Dividends ($0.508 per share)	—	—	(8,822)	—	—	(8,822)
Share issuance and equity-based compensation plans, net	34	1,387	—	—	—	1,421
Balance as of March 31, 2026	$17,366	$876,213	$607,463	$(125,359)	$3,468	$1,379,151
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
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 1 – Basis of Presentation and Description of Business
As used in these Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the period ended March 31, 2026 (the “Report”), the terms “Quaker Houghton,” the “Company,” “we,” and “our” refer to Quaker Chemical Corporation (doing business as Quaker Houghton), its subsidiaries, and associated companies, unless the context otherwise requires.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Hyper-inflationary economies
Argentina’s and Türkiye’s economies were considered hyper-inflationary under U.S. GAAP effective July 1, 2018 and April 1, 2022, respectively. As of and for the three months ended March 31, 2026, the Company’s Argentine and Turkish subsidiaries together represented approximately 1% and 2% of the Company’s consolidated total assets and net sales, respectively. During the three months ended March 31, 2026 and March 31, 2025, the Company recorded $0.2 million and $0.5 million of remeasurement losses associated with the applicable currency conversions, respectively. These losses were recorded within Other expense, net, in the Company’s Condensed Consolidated Statements of Operations.
Note 2 – Business Acquisitions
Previous Acquisitions
Dipsol
In April 2025, the Company acquired 100% of the outstanding equity interests of Dipsol Chemicals Co., Ltd. and its subsidiaries, (“Dipsol”) for approximately $185.6 million (27.7 billion JPY), which included approximately $30.1 million (4.5 billion JPY) of acquired cash for a net purchase price of approximately $155.5 million (23.2 billion JPY). In July 2025, the Company satisfied all routine and customary post-closing conditions and finalized the purchase price with no adjustments. The Company funded the acquisition purchase price with borrowings under its existing credit facility. In connection with the acquisition of Dipsol, the Company entered into foreign currency forward contracts, which resulted in a $187.0 million cash payment and a $1.4 million foreign currency loss recognized during the year ended December 31, 2025. Dipsol is headquartered in Japan and is a leading supplier of surface treatment and plating solutions and services primarily for the automotive and other industrial applications end markets. Dipsol has operations in several countries and these operations are reported within the Company’s respective Americas, EMEA, and Asia/Pacific segments. This acquisition expands the Company’s advanced solutions businesses in attractive end markets with solid growth characteristics. Dipsol also provides significant cross-selling opportunities and enhances the Company’s ability to meet the needs of our customers across the globe.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents the fair values of Dipsol assets acquired and liabilities assumed as of the acquisition date:

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
(1) The Company recorded approximately $0.2 million of measurement period adjustments during the year ended December 31, 2025 to reflect changes in net working capital and tax balances. All measurement period adjustments were offset against goodwill.
As of March 31, 2026, the allocation of the purchase price has been finalized.
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
Total sales included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 is $19.1 million.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Natech
In April 2025, the Company acquired 100% of the outstanding equity interests of Natech, Ltd., (“Natech”) for approximately $6.5 million, which includes an initial cash payment of $6.0 million and a deferred payment of $0.5 million, subject to routine and customary post-closing adjustments, including an adjustment for working capital. Assets acquired included cash and cash equivalents of $1.5 million. Natech is based in the United Kingdom and is a manufacturer of surface treatment chemicals for a variety of industrial applications. Natech is reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s overall surface treatment product and application capabilities within Europe. The Company allocated $2.1 million of the purchase price to intangible assets and recognized $2.6 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected growth synergies. During the third quarter of 2025, the Company settled the working capital adjustment for an immaterial amount. As of March 31, 2026, the allocation of the purchase price has been finalized.
CSI
In February 2025, the Company acquired 100% of the outstanding equity interests of Chemical Solutions & Innovations (Pty) Ltd. (“CSI”), for approximately $3.9 million, subject to routine and customary post-closing adjustments, including an adjustment for working capital. CSI is based in South Africa and is a supplier of metalworking fluids and lubricants to the South African market. CSI is reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s position in South Africa and expands the Company’s presence in that region. The Company allocated $1.4 million of the purchase price to intangible assets and recognized $1.7 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected growth synergies. During the third quarter of 2025, the Company settled the working capital adjustment for an immaterial amount. As of March 31, 2026, the allocation of the purchase price has been finalized.
The results of operations of Dipsol, Natech, and CSI subsequent to the acquisition dates are included in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026.
During the three months ended March 31, 2026 and 2025, the Company recognized $0.7 million and $3.3 million, respectively, of acquisition-related expenses including legal, financial, consulting and other costs. These costs are included in Selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations.
Certain pro forma and other information is not presented, as the operations of the acquired assets and businesses are not considered material to the overall operations of the Company for the periods presented.
Note 3 – Recently Issued Accounting Standards
Recently Adopted Accounting Standards
The Company has adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis in the 2025 Form 10-K. Pursuant to this ASU, the Company disclosed additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the “rate reconciliation”) for federal, state, and foreign income taxes, which required greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeded a specified threshold. Additionally, the Company disclosed income taxes paid disaggregated by federal, state, and foreign taxes and further disaggregated these disclosures in certain jurisdictions where income taxes paid exceeded a certain threshold. See Note 10, Income Taxes, within the 2025 Form 10-K for additional information.
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
The CODM evaluates performance for the Company’s operating segments based on segment operating earnings. Segment operating earnings for each of the Company’s reportable segments are comprised of the segment’s net sales less directly related product costs and other segment items. Operating expenses not directly attributable to the net sales of each respective segment, such as certain corporate and administrative costs and restructuring charges, are not included in segment operating earnings. Other items not specifically identified with the Company’s reportable segments include Interest expense and Other expense, net.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents information about the performance of the Company’s reportable segments for the three months ended March 31, 2026 and 2025:

	Americas	EMEA	Asia/Pacific	Totals
Three Months Ended March 31, 2026
Net sales (1)	$213,728	$142,083	$124,668	$480,479
Significant segment expenses
Product costs (2)	106,087	73,030	64,411	243,528
Other segment items (3)	53,694	43,492	25,981	123,167
Segment operating earnings	$53,947	$25,561	$34,276	$113,784

	Americas	EMEA	Asia/Pacific	Totals
Three Months Ended March 31, 2025
Net sales (1)	$213,711	$129,278	$99,925	$442,914
Significant segment expenses
Product costs (2)	104,505	70,102	53,098	227,705
Other segment items (3)	50,744	35,783	20,897	107,424
Segment operating earnings	$58,462	$23,393	$25,930	$107,785
(1) Net sales relate to external customers only. All intersegment sales are eliminated in consolidation.
(2) Product costs include the costs of raw materials and are recorded in Cost of goods sold in the Company’s Condensed Consolidated Statements of Operations.
(3) Other segment items include overhead costs of operating the Company’s production facilities and providing chemical management services to customers and direct SG&A costs.
The following table presents a reconciliation of the Company’s segment operating earnings to income before taxes and equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Segment operating earnings	$113,784	$107,785
Restructuring and related charges, net	(7,381)	(14,590)
Non-operating and administrative expenses	(55,087)	(50,717)
Depreciation of corporate assets and amortization	(17,727)	(14,854)
Operating income	33,589	27,624
Other expense, net	(23)	(709)
Interest expense	(9,879)	(9,545)
Income before taxes and equity in net income of associated companies	$23,687	$17,370
The following table presents information regarding the Company’s reportable segments’ depreciation for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Depreciation	2026	2025
Americas	$3,466	$2,655
EMEA	2,408	1,877
Asia/Pacific	2,039	1,213
Total segment depreciation	$7,913	$5,745

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 5 – Net Sales and Revenue Recognition
Customer Concentration
A significant portion of the Company’s revenues are realized from the sale of process fluids and services to manufacturers of steel, aluminum, automotive, aerospace, industrial and agricultural equipment, and durable goods. As previously disclosed in the Company’s 2025 Form 10-K, the Company’s five largest customers combined (each composed of multiple subsidiaries or divisions with semiautonomous purchasing authority) accounted for approximately 11% of consolidated net sales for 2025, with its largest customer accounting for approximately 3% of consolidated net sales.
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Condensed Consolidated Balance Sheets as of March 31, 2026 or December 31, 2025.
The Company had approximately $7.4 million and $3.6 million of deferred revenue as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026, the Company satisfied materially all of the associated performance obligations and recognized into revenue materially all advance payments received and recorded as of December 31, 2025.
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
The following tables disaggregate the Company’s net sales by segment and customer industry.

	Three Months Ended March 31, 2026
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$64,860	$35,926	$51,139	$151,925
Metalworking and other	148,868	106,157	73,529	328,554
	$213,728	$142,083	$124,668	$480,479

	Three Months Ended March 31, 2025
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$64,296	$32,960	$49,867	$147,123
Metalworking and other	149,415	96,318	50,058	295,791
	$213,711	$129,278	$99,925	$442,914
Note 6 - Leases
The Company has operating leases for certain facilities, vehicles, and machinery and equipment with remaining lease terms up to 9 years. Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company has certain land use leases with remaining lease terms up to 89 years.
The Company had no material variable lease costs, sublease income, or finance leases for the three months ended March 31, 2026 and 2025. The components of the Company’s lease expense are as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$4,091	$3,708
Short-term lease expense	222	144

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,047	$3,584

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	4,078	3,877
Supplemental balance sheet information related to the Company’s leases is as follows:

	March 31, 2026	December 31, 2025
Right-of-use lease assets	$38,534	$38,737

Other accrued liabilities	12,854	12,536
Long-term lease liabilities	22,134	22,759
Total operating lease liabilities	$34,988	$35,295

Weighted average remaining lease term (years)	5.5	5.7
Weighted average discount rate	6.65%	6.58%
Maturities of operating lease liabilities as of March 31, 2026 were as follows:

For the remainder of 2026	$11,303
For the year ended December 31, 2027	10,462
For the year ended December 31, 2028	7,393
For the year ended December 31, 2029	4,373
For the year ended December 31, 2030	2,328
For the year ended December 31, 2031 and beyond	7,814
Total lease payments	43,673
Less: imputed interest	(8,685)
Present value of lease liabilities (1)	$34,988
(1) During the year ended December 31, 2024, the Company entered into a new lease agreement for office and laboratory space in Radnor, Pennsylvania for the purpose of relocating its global headquarters. The lease for one portion of the laboratory space is expected to commence in the second quarter of 2026. The lease for the remaining portions of laboratory and office space is expected to commence upon the completion of the lessor owned leasehold improvements, which is expected to be in the fourth quarter of 2026 or the first quarter of 2027. The cumulative future lease commitment for the laboratory and office space is $79.7 million. The future lease commitments relating to this lease were not included in the lease liabilities balance as of March 31, 2026.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 7 – Restructuring and Related Activities
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations. Restructuring costs incurred during the three months ended March 31, 2026 and 2025 include employee severance and asset-related and facility closure costs, including non-cash asset write-offs, which are recorded in Restructuring and related charges, net in the Company’s Condensed Consolidated Statements of Operations. Restructuring activity primarily consists of the following programs:
2026 Global Business Transformation Program
In 2026, the Company initiated a global business transformation program (the “2026 program”), encompassing several strategic transformation and restructuring initiatives. The 2026 program primarily involves simplifying the organizational structure of legal entities, projects associated with information technology infrastructure initiatives, the optimization of specific product portfolios through targeted rationalization efforts, the optimization of certain supply chain activities and related workforce reductions. The 2026 program began in the first quarter of 2026 and is expected to be complete in 2028. Costs relating to employee termination benefits costs and asset related charges are expected to be recognized in Restructuring and related charges, net in the Company’s Condensed Consolidated Statements of Operations. Costs relating to other transformation initiatives described above are expected to be recognized within SG&A and Cost of goods sold in the Company’s Condensed Consolidated Statements of Operations.
As of March 31, 2026, the 2026 program included approximately 20 headcount reductions globally. The Company recorded $4.4 million of restructuring and related charges relating to the program during the three months ended March 31, 2026.
2022 Global Cost and Optimization Program
In 2022, the Company initiated a global cost and optimization program (the “2022 program”) to improve its cost structure and drive a more profitable and productive organization. As of March 31, 2026, the 2022 program included restructuring and associated severance costs to reduce headcount by approximately 440 positions globally. In addition, the Company took actions to optimize its facility footprint under this program. These actions are expected to be substantially complete by the end of 2026.
The Company recorded $3.0 million and $14.6 million of restructuring and related charges relating to the 2022 program during the three months ended March 31, 2026 and 2025, respectively.
Activity in the Company’s accrual for its ongoing restructuring plans and facility closure actions are as follows:

	2022 Program	2026 Program	Total
Accrued restructuring as of December 31, 2025	$8,351	$—	$8,351
Severance costs	1,336	3,168	4,504
Asset-related and facility closure charges	1,663	1,214	2,877
Cash payments	(2,913)	(967)	(3,880)
Reductions against the reserve	(1,017)	(1,214)	(2,231)
Currency translation adjustments	(139)	—	(139)
Accrued restructuring as of March 31, 2026	$7,281	$2,201	$9,482
In connection with the plans for the closure of certain manufacturing and non-manufacturing facilities, the Company has made available for sale certain facilities and properties. As of March 31, 2026, the Company classified properties in the Americas segment with an aggregate book value of approximately $1.2 million as held-for-sale. These assets are recorded in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The Company expects to complete the sale of these properties over the next 12 months.
Note 8 – Share-Based Compensation
The Company recognized $3.2 million of share-based compensation expense in its Condensed Consolidated Statements of Operations for each of the three months ended March 31, 2026 and 2025.
Restricted Stock Awards
During the quarter ended March 31, 2026, the remaining unrecognized compensation expense related to non-vested restricted shares was fully recognized.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Restricted Stock Units
During the three months ended March 31, 2026, the Company granted 74,235 restricted stock units under its LTIP, which are subject to time-based vesting, generally over one to three years. The fair value of these grants is based on the closing price of the Company’s common stock on the date of grant. As of March 31, 2026, unrecognized compensation expense related to non-vested restricted stock units was $13.4 million, to be recognized over a weighted average remaining period of 1.7 years.
Performance Stock Units
As a component of its LTIP, the Company grants performance-based stock unit awards (“PSUs”). The number of shares that may ultimately be issued as settlement for each award may range from 0% up to 200% of the target award, subject to the achievement of the Company’s market-based total shareholder return (“TSR”) metric relative to the performance of a selected peer group, and separately the achievement of a performance-based return on invested capital (“ROIC”) measure. The service vesting period required for the PSUs is generally three years and the measurement period of the market-based and performance-based objectives is generally from January 1 of the year of grant through December 31 of the year prior to issuance of the shares.
As mentioned above, a portion of the Company’s PSUs are subject to the achievement of the Company’s TSR relative to the performance of a selected peer group. For PSUs subject to relative TSR performance granted in 2026, the Company’s peer group was the S&P Composite 1500 Chemicals index.
Compensation expense for PSUs is measured based on the grant date fair value and is recognized on a straight-line vesting method basis over the applicable vesting period. During the three months ended March 31, 2026, the Company granted 28,842 PSUs with a ROIC condition. The fair value of these grants is based on the closing trading price of the Company’s common stock on the date of grant. During the three months ended March 31, 2026, the Company granted 28,733 PSUs with a relative TSR condition. These PSUs are valued using a Monte Carlo simulation on the grant date and had a grant-date fair value of $109.28 per unit, which was developed based on the assumptions set forth in the table below:

2026 Grants
Risk-free interest rate	3.70%
Dividend yield	1.72%
Expected term (years)	3.0
As of March 31, 2026, there was approximately $10.9 million of total unrecognized compensation cost related to PSUs, which the Company expects to recognize over a weighted-average period of 2.5 years.
Note 9 – Pension and Other Postretirement Benefits
The components of net periodic benefit cost (income) are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025
Service cost	$104	$102	$—	$—
Interest cost	2,246	2,284	13	14
Expected return on plan assets	(2,165)	(1,984)	—	—
Actuarial loss (gain) amortization	170	140	(20)	(26)
Prior service cost amortization	7	6	—	—
Net periodic benefit cost (income)	$362	$548	$(7)	$(12)
Employer Contributions
During the three months ended March 31, 2026, $0.8 million of contributions have been made to the Company’s U.S. and foreign pension plans. Contributions to other postretirement benefit plans were less than $0.1 million. Taking into consideration current minimum cash contribution requirements, the Company currently expects to make full year cash contributions of approximately $4.9 million to its U.S. and foreign pension plans and approximately $0.2 million to its other postretirement benefit plans.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 10 – Other Expense, net
The components of Other expense, net are as follows:

	Three Months Ended March 31,
	2026	2025
Non-income tax refunds and other related credits	$11	$168
(Loss) gain on disposals of property, plant, equipment and other assets, net	(10)	2,148
Foreign exchange losses, net	(670)	(3,518)
Pension and postretirement benefit costs, non-service components	(251)	(434)
Interest income	623	660
Other non-operating income, net	274	267
Total other expense, net	$(23)	$(709)
(Loss) gain on disposals of property, plant, equipment and other assets, net, includes the gain of $2.2 million recognized for the sale of certain property previously classified as held for sale during the three months ended March 31, 2025.
Foreign exchange losses, net during the three months ended March 31, 2025 includes a $1.9 million foreign exchange loss relating to the change in fair value of the foreign exchange forward contracts entered into in connection with the acquisition of Dipsol. See Note 17, Hedging Activities, for more information.
Note 11 – Income Taxes
The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 were 30.2% and 43.4%, respectively. The Company’s effective tax rate for the three months ended March 31, 2026 was largely driven by our mix of pre-tax earnings and withholding taxes. Comparatively, the effective tax rate for the three months ended March 31, 2025 was largely driven by our mix of pre-tax earnings, withholding taxes and return to provision adjustments offset by net favorable reductions in uncertain tax positions.
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. The OBBB includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. Among other things, the legislation restores 100% bonus depreciation for eligible property, reinstates expensing for domestic research and experimental expenditures, imposes new limitations on interest expense deductibility, and expands disallowed deductions for certain employee remuneration. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions implemented in 2026 and 2027 forward. The provisions effective in 2025 did not have a material impact to our consolidated financial statements, and the provisions effective in 2026 and 2027 are not expected to have a material impact to our consolidated financial statements.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations:

	Three Months Ended March 31,
	2026	2025
Basic earnings per common share
Net income attributable to Quaker Chemical Corporation	$19,669	$12,922
Less: income allocated to participating securities	(10)	(22)
Net income available to common shareholders	$19,659	$12,900
Basic weighted average common shares outstanding	17,326,847	17,639,764
Basic earnings per common share	$1.13	$0.73

Diluted earnings per common share
Net income attributable to Quaker Chemical Corporation	$19,669	$12,922
Less: income allocated to participating securities	(10)	(22)
Net income available to common shareholders	$19,659	$12,900
Basic weighted average common shares outstanding	17,326,847	17,639,764
Effect of dilutive securities	84,247	30,201
Diluted weighted average common shares outstanding	17,411,094	17,669,965
Diluted earnings per common share	$1.13	$0.73
Certain stock options, restricted stock units, and PSUs are not included in the diluted earnings per share calculation when the effect would be anti-dilutive. The number of anti-dilutive shares were 61,990 and 70,771, respectively, for the three months ended March 31, 2026 and 2025.
Note 13 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows:

	Americas	EMEA	Asia/Pacific	Total
Balance as of December 31, 2025	$287,028	$—	$214,692	$501,720
Currency translation adjustments	113	—	172	285
Balance as of March 31, 2026	$287,141	$—	$214,864	$502,005

	Mar 31, 2026	Dec 31, 2025
Goodwill, gross	$691,788	$694,311
Accumulated impairment losses (1)	(189,783)	(192,591)
Goodwill, net	$502,005	$501,720
(1) Accumulated impairment losses are attributable to the non-cash impairment charges of $88.8 million and $93.0 million to write down the carrying value of the EMEA reporting unit during the second quarter of 2025 and the fourth quarter of 2022, respectively. These amounts include the impact of currency translation.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Gross carrying amounts and accumulated amortization for definite-lived intangible assets were as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Customer lists and rights to sell	$895,970	$901,662	$363,102	$351,859	$532,868	$549,803
Trademarks, formulations and product technology	195,627	199,434	79,456	77,521	116,171	121,913
Other	6,864	6,871	6,245	6,236	619	635
Total definite-lived intangible assets	$1,098,461	$1,107,967	$448,803	$435,616	$649,658	$672,351
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded amortization expense as follows:

	Three Months Ended March 31,
	2026	2025
Amortization expense	$16,128	$14,237
Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the remainder of 2026	$47,098
For the year ended December 31, 2027	62,869
For the year ended December 31, 2028	62,400
For the year ended December 31, 2029	61,282
For the year ended December 31, 2030	59,969
For the year ended December 31, 2031	58,688
As of March 31, 2026 and December 31, 2025, the Company had indefinite-lived intangible assets for trademarks and tradenames totaling $198.3 million and $201.2 million, respectively.
Note 14 – Debt
The following table sets forth the components of the Company’s debt:

	As of March 31, 2026		As of December 31, 2025
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Credit Facilities:
Revolver	4.85%	$242,858	4.95%	$229,088
U.S. Term Loan	5.02%	475,464	5.10%	482,144
Euro Term Loan	3.25%	143,446	3.13%	148,477
Industrial development bonds	5.26%	10,000	5.26%	10,000
Bank lines of credit and other debt obligations	Various	3,205	Various	1,501
Total debt		$874,973		$871,210
Less: debt issuance costs		(540)		(652)
Less: short-term and current portion of long-term debts		(37,301)		(35,657)
Total long-term debt		$837,132		$834,901

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
Subsequent to the first quarter of 2026, in April 2026, the Company, and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into the fourth amendment to its primary credit facility, entered into in August 2019. The amended credit facility (the “Amended Credit Facility”) established (A) a $250.0 million Euro equivalent senior secured term loan (B) a $550.0 million senior secured term loan and (C) a $800.0 million senior secured revolving credit facility, each maturing in April 2031. The Company primarily used the proceeds from the Amended Credit Facility to repay in full all outstanding loans under the existing Credit Facility and to terminate the revolving credit commitments under the existing Credit Facility. The Company has the right to increase the amount of the Amended Credit Facility by an aggregate amount not to exceed (a) the greater of (i) $331.0 million and (ii) 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase.
As of March 31, 2026, the Company was in compliance with all of the Credit Facility covenants. See Note 19, Debt, to Consolidated Financial Statements in the Company’s 2025 Form 10-K.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three months ended March 31, 2026 was approximately 4.8%. As of March 31, 2026, the weighted average variable interest rate on the outstanding borrowings under the Credit Facility was approximately 4.7%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. As of March 31, 2026, the Company had unused capacity under the Revolver of approximately $255 million, which is net of bank letters of credit of approximately $2 million.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings to an average fixed rate of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. In March 2026, the Company’s interest rate swap contracts expired. In April 2026, the Company entered into $400.0 million notional amounts of four-year interest rate swaps, converting a portion of the Company’s variable rate borrowings into an average fixed rate of 3.58% plus the applicable margin. See Note 17, Hedging Activities, for more information.
The Company capitalized third-party and credit debt issuance costs attributed to the Euro Term Loan, U.S. Term Loan and Revolver during the second quarter of 2022. Capitalized costs attributed to the Euro Term Loan and U.S. Term Loan are recorded as a direct offset to Long-term debt on the Condensed Consolidated Balance Sheets. Capitalized costs attributed to the Revolver are recorded within Other assets on the Condensed Consolidated Balance Sheets. These capitalized costs are amortized into Interest expense over the five-year term of the Credit Facility. As of March 31, 2026 and December 31, 2025, the Company had $0.5 million and $0.7 million, respectively, of debt issuance costs recorded as a reduction of Long-term debt and $1.2 million and $1.4 million, respectively, of debt issuance costs recorded within Other assets.
Industrial development bonds
As of March 31, 2026 and December 31, 2025, the Company had fixed rate, industrial development authority bonds totaling $10.0 million in principal amount due in 2028. These bonds have similar covenants to the Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discounting facilities in certain foreign subsidiaries, which are not collateralized. The Company’s other debt obligations primarily consist of certain domestic and foreign low interest rate or interest-free municipality-related loans, local credit facilities of certain foreign subsidiaries, and finance lease obligations. Total unused capacity under these arrangements as of March 31, 2026 was approximately $58 million.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company maintains certain financial and other guarantees as off-balance sheet arrangements. Collectively, the total bank letters of credit and guarantees outstanding as of March 31, 2026 were approximately $7 million.
Interest expense
The Company incurred the following debt related expenses included within Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2026	2025
Interest expense	$9,526	$9,192
Amortization of debt issuance costs	353	353
Total	$9,879	$9,545
Based on the variable interest rates associated with the Credit Facility, as of March 31, 2026 and as of December 31, 2025, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.
Note 15 – Accumulated Other Comprehensive Income
The following tables show the reclassifications from and resulting balances of accumulated other comprehensive income (“AOCI”):

	Currency Translation Adjustments (1)	Defined Benefit Pension Plans	Unrealized Gain (Loss) in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of December 31, 2025	$(104,697)	$(11,234)	$257	$13	$(115,661)
Other comprehensive (loss) income before Reclassifications	(9,426)	381	(210)	—	(9,255)
Amounts reclassified from AOCI	—	157	—	(13)	144
Related tax amounts	(496)	(135)	44	—	(587)
Balance as of March 31, 2026	$(114,619)	$(10,831)	$91	$—	$(125,359)

Balance as of December 31, 2024	$(192,841)	$(10,313)	$287	$1,248	$(201,619)
Other comprehensive income (loss) before Reclassifications	27,125	(472)	(391)	(769)	25,493
Amounts reclassified from AOCI	—	121	7	—	128
Related tax amounts	—	86	80	177	343
Balance as of March 31, 2025	$(165,716)	$(10,578)	$(17)	$656	$(175,655)
(1) Includes mark-to-market impacts associated with net investment hedges. See Note 17, Hedging Activities, for more information.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 16 – Fair Value Measurements
The Company values its company-owned life insurance policies at fair value. The Company owns an immaterial amount of company-owned life insurance policies as of March 31, 2026 and December 31, 2025.
The Company values its long-term debt at fair value based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms. Due to the infrequency of trades, these inputs are considered to be Level 2 inputs. Based on the variable interest rates associated with the Credit Facility, as of March 31, 2026 and December 31, 2025, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.
See Note 17, Hedging Activities, for a description of the Company’s derivative instruments including the valuation techniques used to determine fair value and support for their classification within Level 2 of the fair value hierarchy
Note 17 – Hedging Activities
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
Open foreign exchange forward contracts as of March 31, 2026 were entered into as hedges of the Japanese yen and Mexican peso against the U.S. dollar and had the following notional U.S. dollar values (in millions):

Currency	March 31, 2026
Mexican Peso	$12,900
Japanese Yen	15,000
$27,900
In connection with the acquisition of Dipsol as described in Note 2, Business Acquisitions, in March 2025, the Company entered into multiple foreign exchange forward contracts with various financial institutions with an aggregate notional amount totaling $155.3 million to hedge the variability of exchange rate impacts between the U.S. dollar and Japanese yen. These foreign exchange forward contracts settled on April 1, 2025. The Company recognized a $1.9 million foreign currency loss during the three months ended March 31, 2026 in Other expense, net relating to the change in fair value of these instruments as of the settlement date.
Open foreign exchange forward contracts as of March 31, 2026 had maturities occurring over a period of up to one month.
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
During March 2026, the Company’s interest rate swap contracts expired. In April 2026, the Company entered into $400.0 million notional amount of four-year interest rate swaps, converting a portion of the Company’s variable rate borrowings into an average fixed rate of 3.58% plus the applicable margin. These interest rate swaps are designated as cash flow hedges.

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
The balance sheet classification and fair values of the Company’s derivative instruments, which are Level 2 measurements, are as follows:

Derivative instruments	Condensed Consolidated Balance Sheets Location	March 31, 2026	December 31, 2025
Net investment hedges	Other non-current assets	$10,950	$10,053
Net investment hedges	Other non-current liabilities	285	1,541
Interest rate swaps	Prepaid expenses and other current assets	—	16
Foreign currency forward contracts	Other accrued liabilities	77	5
The following table presents the net unrealized gain deferred to AOCI:

Derivative instruments:	Condensed Consolidated Balance Sheets Location	March 31, 2026	December 31, 2025
Net investment hedges	AOCI	$8,213	$6,554
Interest rate swaps	AOCI	—	13
The following table presents the location and the amount of net gain (loss) recognized in the Company’s Condensed Consolidated Statements of Operations related to derivative instruments:

		Three Months Ended March 31,
Derivative instruments	Condensed Consolidated Statements of Operations	2026	2025
Net investment hedges	Interest expense	$1,124	$—
Interest rate swaps	Interest expense	34	523
Foreign exchange forward contracts	Other expense, net	393	(1,857)
Total		$1,551	$(1,334)
Note 18 – Commitments and Contingencies
As previously disclosed in its 2025 Form 10-K, the Company is party to certain environmental matters and other litigation. See Note 25, Commitments and Contingencies, in the Company’s 2025 Form 10-K for more information. During the three months ended March 31, 2026, there have been no significant changes to the facts or circumstances of any of the previously disclosed matters. Although there can be no assurance regarding the outcome of any of the ongoing environmental matters or litigation, the Company believes that it has made adequate accruals for costs and liabilities associated with these matters. The Company has accrued approximately $5.2 million as of March 31, 2026 and December 31, 2025 for these ongoing matters.
In addition, during the three months ended March 31, 2026, there are no new environmental matters or litigation that the Company believes will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

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
Net sales in the first quarter of 2026 were $480.5 million, an increase of 8% compared to $442.9 million in the first quarter of 2025. This increase was primarily driven by an increase in organic volumes of approximately 3%, a contribution from acquisitions of approximately 4%, and a favorable impact from foreign currency translation of approximately 4%, partially offset by a decline in selling price and product mix of approximately 3%. The increase in organic sales volumes compared to the prior year was primarily a result of continued growth in the Asia/Pacific segment and new business wins across all segments, helping to offset a continuation of soft end market conditions, particularly in the Americas and EMEA segments, including the uncertainty caused by the macroeconomic environment. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts.
The Company reported net income in the first quarter of 2026 of $19.7 million, or $1.13 earnings per diluted share, compared to $12.9 million, or $0.73 earnings per diluted share in the first quarter of 2025. Excluding non-recurring and non-core items in each period, the Company’s first quarter 2026 non-GAAP net income and earnings per diluted share were $28.4 million and $1.63 compared to $28.0 million and $1.58, respectively, in the prior year. The increase in current quarter Non-GAAP earnings was primarily driven by an increase in net sales and improved gross margins, partially offset by an increase in selling, general and administrative expenses (“SG&A”). The Company’s current quarter adjusted EBITDA was $72.5 million compared to $69.0 million in the first quarter of 2025, primarily driven by the increase in net sales, partially offset by lower operating margins. See the Non-GAAP Measures and Consolidated Operations Review sections of this Item below for additional details.
The Company’s first quarter 2026 operating performance in each of its three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific, reflects similar drivers to that of the Company’s consolidated performance. Operating earnings for the EMEA and Asia/Pacific segments increased compared to the prior year quarter, primarily due to an increase in net sales and an improvement in segment gross margins, partially offset by higher SG&A. Operating earnings for the Americas segment decreased primarily due to lower segment gross margins and higher SG&A. Additional details of segment operating performance are provided in the Reportable Segments Review in the Operations section of this Item below.
Net cash flows provided by operating activities were $3.8 million in the first three months of 2026 compared to $3.1 million of net cash flows used in operating activities the first three months of 2025. The higher operating cash inflow year-over-year reflects improved operating performance and lower cash outflows from restructuring activities and working capital in the first three months of 2026 compared to the first three months of 2025. The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item below.
Overall, the Company’s results in the first quarter of 2026 reflect an increase in net sales in all segments, driven by acquisitions and new business wins, despite a continuation of challenging end market conditions, and the Company’s continued focus on delivering on its long-term financial and strategic initiatives.
Recent geopolitical developments, including the escalation of the military conflict involving Iran, have increased uncertainty in the Middle East and global markets. While we do not have direct operations in Iran, our business is exposed to the current disruptions to international shipping routes, supply chain delays, and increased raw material and transportation costs. Additionally, volatility in global energy prices resulting from the conflict may impact our operating expenses and margins. In addition, the potential imposition of new or expanded sanctions against Iran or entities doing business in the region could restrict our ability to transact with certain partners and may require us to undertake additional compliance measures, review our contractual arrangements, or incur higher costs to ensure adherence to applicable laws. We are actively monitoring the situation and have implemented contingency plans, including raising our selling prices to cover higher raw material costs and increasing inventory levels where feasible. At this time, the conflict has not had a material impact on our financial results; however, due to the unpredictable nature and scope of the conflict, we cannot guarantee that future developments will not materially affect our business, operations, or financial condition.

Quaker Chemical Corporation
Management’s Discussion and Analysis
On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “OBBB”), was signed into law. The OBBB includes significant changes to the federal corporate tax provisions and extends certain otherwise expiring provisions of the 2017 Tax Cuts and Jobs Act. Among other things, the legislation restores 100% bonus depreciation for eligible property, reinstates expensing for domestic research and experimental expenditures, imposes new limitations on interest expense deductibility, and expands disallowed deductions for certain employee remuneration. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions implemented in 2026 and 2027 forward. The provisions effective in 2025 did not have a material impact to our consolidated financial statements, and the provisions effective in 2026 and 2027 are not expected to have a material impact to our consolidated financial statements.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in “Management’s Discussion and Analysis” and “Note 1 – Significant Accounting Policies” to the Consolidated Financial Statements in our 2025 Form 10-K. There have been no material changes to the critical accounting policies and estimates disclosed in the 2025 Form 10-K.
Recently Issued Accounting Standards
See Note 3, Recently Issued Accounting Standards, to the Condensed Consolidated Financial Statements for a discussion regarding recently adopted accounting standards and recently issued accounting standards not yet adopted.
Liquidity and Capital Resources
We had cash and cash equivalents of $169.7 million and $179.8 million as of March 31, 2026 and December 31, 2025, respectively. Cash held by subsidiaries in foreign countries was approximately $162.5 million and $171.4 million at March 31, 2026 and December 31, 2025, respectively. The $10.1 million decrease in cash and cash equivalents was the net result of $9.5 million of cash used in investing activities, $3.4 million of cash used in financing activities, and a $0.9 million unfavorable impact of foreign currency translation, partially offset by $3.8 million of cash provided by operating activities.
Net cash flows provided by operating activities were $3.8 million in the first three months of 2026 compared to net cash flows used in operating activities of $3.1 million in the first three months of 2025. The increase in net operating cash flow year-over-year reflects improved operating performance, lower outflows from restructuring activities, and lower net cash outflows from working capital. The lower net cash outflows from working capital were primarily due to higher inflows from the timing of payments of accounts payable. This is partially offset by higher net cash outflows from accounts receivable due to an increase in net sales and timing of collections and higher net cash outflows for the purchases of inventory due to higher working capital needs including strategic inventory builds at production sites in advance of planned manufacturing transitions and in response to global supply chain risks in connection with the conflict in the Middle East.
Net cash flows used in investing activities were $9.5 million in the first three months of 2026 compared to $13.4 million in the first three months of 2025. The decrease in cash used in investing activities year-over-year is primarily the result of $4.0 million of payments, net of cash acquired, in the prior year related to the acquisition of Chemical Solutions & Innovations (Pty) Ltd, and a $1.7 million decrease in payments related to capital expenditures. This is partially offset by $2.9 million proceeds from asset dispositions in the prior year. See Note 2, Business Acquisitions, to the Condensed Consolidated Financial Statements for further information about business acquisitions.
Net cash flows used in financing activities were $3.4 million in the first three months of 2026 compared to $11.0 million cash provided by financing activities in the first three months of 2025. The decrease in financing cash inflows is primarily driven by a $15.9 million decrease of net borrowings on the Company’s revolving credit facility in the first three months of 2026 compared to the prior year. This is partially offset by a $2.4 million increase of borrowings of other debt in the first three months of 2026 compared to the prior year.

Quaker Chemical Corporation
Management’s Discussion and Analysis
In June 2022, the Company, and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into an amendment to its primary credit facility. The amended credit facility (the “Credit Facility”) established (A) a $150.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”), (B) a $600.0 million senior secured term loan (the “U.S. Term Loan”), and (C) a $500.0 million senior secured revolving credit facility (the “Revolver”), each maturing in June 2027. The Company has the right to increase the amount of the Credit Facility by an aggregate amount not to exceed the greater of $300.0 million or 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase. The Credit Facility contains affirmative and negative covenants, financial covenants and events of default. Financial covenants contained in the Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. As of March 31, 2026, the Company was in compliance with all of the Credit Facility covenants. Refer to the description of the Company’s primary Credit Facility in Note 19, Debt, to the Consolidated Financial Statements in its 2025 Form 10-K.
Subsequent to the first quarter of 2026, in April 2026, the Company, and its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, Bank of America, N.A., as administrative agent, U.S. dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders entered into the fourth amendment to its primary credit facility, entered into in August 2019. The amended credit facility (the “Amended Credit Facility”) established (A) a $250.0 million Euro equivalent senior secured term loan (B) a $550.0 million senior secured term loan and (C) a $800.0 million senior secured revolving credit facility, each maturing in April 2031. The Company primarily used the proceeds from the Amended Credit Facility to repay in full all outstanding loans under the existing Credit Facility and to terminate the revolving credit commitments under the existing Credit Facility. The Company has the right to increase the amount of the Amended Credit Facility by an aggregate amount not to exceed (a) the greater of (i) $331.0 million and (ii) 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase.
As of March 31, 2026 and December 31, 2025, the Company had Credit Facility borrowings outstanding of $861.8 million and $859.7 million, respectively. The Company’s other debt obligations are primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $13.2 million and $11.5 million as of March 31, 2026 and December 31, 2025. Total unused capacity under these arrangements, excluding the Credit Facility, as of March 31, 2026 was approximately $58 million. The Company’s total net debt as of March 31, 2026, which consists of total borrowings of $875.0 million less cash and cash equivalents of $169.7 million, was approximately $705.3 million.
The weighted average variable interest rate incurred on the outstanding borrowings under the Credit Facility during the three months ended March 31, 2026 was approximately 4.8%. As of March 31, 2026, the weighted average variable interest rate on the outstanding borrowings under the Credit Facility was approximately 4.7%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company is also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the Revolver, depending on the Company’s consolidated net leverage ratio. As of March 31, 2026, the Company had unused capacity under the Revolver of approximately $255 million, which is net of bank letters of credit of approximately $2 million.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable rate borrowings into an average fixed rate obligation of 3.64% plus an applicable margin as provided in the Credit Facility based on the Company’s consolidated net leverage ratio. In March 2026, the Company’s interest rate swap contracts expired. In April 2026, the Company entered into $400.0 million notional amounts of four-year interest rate swaps, converting a portion of the Company’s variable rate borrowings into an average fixed rate of 3.58% plus the applicable margin. See Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for further information.
The Company capitalized third-party and credit debt issuance costs attributed to the Euro Term Loan, U.S. Term Loan and Revolver during the second quarter of 2022. Capitalized costs attributed to the Euro Term Loan and U.S. Term Loan are recorded as a direct offset to Long-term debt on the Condensed Consolidated Balance Sheets. Capitalized costs attributed to the Revolver are recorded within Other assets on the Condensed Consolidated Balance Sheets. These capitalized costs are amortized into Interest expense over the five-year term of the Credit Facility. As of March 31, 2026 and December 31, 2025, the Company had $0.5 million and $0.7 million, respectively, of debt issuance costs recorded as a reduction of Long-term debt and $1.2 million and $1.4 million, respectively, of debt issuance costs recorded within Other assets.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain foreign currency-denominated assets and liabilities. During the three months ended March 31, 2026, the Company entered into and settled forward contracts resulting in other income of $0.4 million as compared to $1.9 million other expense during the three months ended March 31, 2025. In connection with the Dipsol acquisition, in March 2025, the Company entered into foreign exchange forward contracts with various financial institutions with an aggregate notional amount of $155.3 million to hedge the variability in U.S. dollar-Japanese yen exchange rates associated with the purchase price. These contracts settled on April 1, 2025 in connection with the Dipsol acquisition. During the three months ended March 31, 2025, the Company recognized a $1.9 million foreign currency loss in Other expense, net relating to changes in fair value of these instruments as of the settlement date. See Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for further information.
In 2026, the Company initiated a global business transformation program (the “2026 program”), encompassing several strategic transformation and restructuring initiatives. The 2026 program primarily involves simplifying the organizational structure of legal entities, projects associated with information technology infrastructure initiatives, the optimization of specific product portfolios through targeted rationalization efforts, the optimization of certain supply chain activities and related workforce reductions. The 2026 program began in the first quarter of 2026 and is expected to be complete in 2028. The Company expects the program to generate at least $20 million to $30 million of annualized cost savings. The Company recognized restructuring and related charges and cash payments relating to the settlement of restructuring liabilities of $4.4 million and $1.0 million during the three months ended March 31, 2026, respectively, under this program. The Company expects total one-time cash costs of this program to be approximately 1 to 1.5 times annualized savings.
During 2022, the Company initiated a global cost and optimization program (the “2022 program”) to improve its cost structure and drive a more profitable and productive organization. The Company has achieved its annualized cost savings goal from this program of at least $20 million. During 2025, the Company approved additional actions under the 2022 program, which are expected to generate approximately an additional $40.0 million of annualized cost savings. These actions are expected to be substantially complete by the end of 2026. The Company recognized restructuring and related charges of $3.0 million and $14.6 million for the three months ended March 31, 2026 and 2025, respectively, under this program. The Company made cash payments related to the settlement of restructuring liabilities under the 2022 program during the first three months of 2026 of approximately $2.9 million compared to $9.0 million in the first three months of 2025. The Company expects total one-time cash costs of this program to be approximately 1 to 1.5 times annualized savings. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for further information.
As of March 31, 2026, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $15.7 million. The Company cannot determine a reliable estimate of the timing of cash flows related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $7.5 million as a result of offsetting benefits in other tax jurisdictions.
As previously disclosed, the Board of Directors of the Company has approved a share repurchase program (“2024 Share Repurchase Program”), authorizing the Company to repurchase up to an aggregate of $150 million of the Company’s outstanding common stock and replacing the prior share repurchase program. The 2024 Share Repurchase Program was effective immediately and has no expiration date. The Company did not make any purchases under the 2024 Share Repurchase Program during the three months ended March 31, 2026. See Item 2, Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities, within Part II of this Report for further information.
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

Quaker Chemical Corporation
Management’s Discussion and Analysis
Operations
Consolidated Operations Review – Comparison of the First Quarter of 2026 with the First Quarter of 2025
The following table summarizes the sales variances by reportable segment and consolidated operations from the prior year:

	Sales volumes	Selling price & product mix	Foreign currency	Acquisition & other	Total
Americas	(2)%	(1)%	1%	2%	—%
EMEA	2%	(4)%	10%	2%	10%
Asia/Pacific	10%	(2)%	3%	14%	25%
Consolidated	3%	(3)%	4%	4%	8%
Net sales in the first quarter of 2026 were $480.5 million, an increase of 8% compared to $442.9 million in the first quarter of 2025. This increase was primarily driven by an increase in organic volumes of approximately 3%, a contribution from acquisitions of approximately 4%, and a favorable impact from foreign currency translation of approximately 4%, partially offset by a decline in selling price and product mix of approximately 3%. The increase in organic sales volumes compared to the prior year was primarily a result of continued growth in the Asia/Pacific segment and new business wins across all segments, helping to offset a continuation of soft end market conditions, particularly in the Americas and EMEA segments, including the uncertainty caused by the macroeconomic environment. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts.
Cost of goods sold (“COGS”) was $303.7 million in the first quarter of 2026 compared to $281.7 million in the first quarter of 2025, an increase of approximately $22.0 million, or 8%. The increase in COGS reflects an increase in spend on the increase in current year sales volumes, partially offset by a slight decrease in global raw material costs.
Gross profit was $176.7 million in the first quarter of 2026 compared to $161.3 million in the first quarter of 2025, an increase of $15.4 million, or 10% primarily due to an increase in sales and a slight decrease in raw material costs. The Company’s reported gross margin in the first quarter of 2026 was 36.8% compared to 36.4% in the first quarter of 2025.
SG&A expense was $135.8 million in the first quarter of 2026 compared to $119.0 million in the first quarter of 2025, an increase of approximately $16.8 million, or 14%, primarily driven by an increase in SG&A expenses related to acquisitions, an increase in incentive compensation, and unfavorable impacts from foreign currency translation.
The Company incurred Restructuring and related charges of $7.4 million and $14.6 million during the first quarter of 2026 and 2025, respectively, primarily related to a lower number of headcount reductions in the first quarter of 2026 compared to the first quarter of 2025. See the Non-GAAP Measures section below and Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.
Operating income in the first quarter of 2026 was $33.6 million compared to $27.6 million in the first quarter of 2025. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item below, the Company’s non-GAAP operating income was $45.3 million in the first quarter of 2026 and $45.8 million in the first quarter of 2025. The slight decrease in non-GAAP operating income was primarily due to higher SG&A, partially offset by an increase in net sales and higher gross margins, as described above.
The Company had Other expense, net of less than $0.1 million in the first quarter of 2026 as compared to Other expense, net of $0.7 million in the first quarter of 2025. Both the first quarter of 2026 and 2025 included foreign exchange transaction losses, which were $2.8 million higher in the prior year. The prior year also included other income from net gain on disposals of property of $2.1 million.
Interest expense was $9.9 million in the first quarter of 2026 compared to $9.5 million in the first quarter of 2025, an increase of approximately $0.4 million, primarily as a result of higher outstanding borrowings, partially offset by decreases in interest rates.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The Company’s effective tax rates for the first quarters of 2026 and 2025 were 30.2% and 43.4%, respectively. The Company’s effective tax rate for the first quarter of 2026 was largely driven by our mix of pre-tax earnings and withholding taxes. Comparatively, the effective tax rate for the first quarter of 2025 was largely driven by our mix of pre-tax earnings, withholding taxes and return to provision adjustments offset by net favorable reductions in uncertain tax positions. Excluding the impact of non-core items in each quarter, described in the Non-GAAP Measures section of this Item below, the Company estimates that its effective tax rates for the first quarters of 2026 and 2025 would have been approximately 28% and 29%, respectively. The Company may experience continued volatility in its effective tax rates due to several factors, including the timing of tax audits, the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of timing and amount of certain incentives in various tax jurisdictions, and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of factors, including forecasted mix of earnings, which may vary.
Equity in net income of associated companies was $3.2 million in the first quarter of 2026 compared to $3.1 million in the first quarter of 2025, an increase of $0.1 million, primarily due to recognizing earnings from SKT, a 30% equity method investment the Company acquired as part of the Dipsol acquisition.
Net income attributable to noncontrolling interest was less than $0.1 million in the first quarter of 2026 and 2025.
Reportable Segments Review - Comparison of the First Quarter of 2026 with the First Quarter of 2025
The Company’s reportable segments reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the Chief Operating Decision Maker of the Company assesses performance. The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific.
Segment operating earnings for each of the Company’s reportable segments are comprised of the segment’s net sales less directly related product costs and other segment items. Operating expenses not directly attributable to the net sales of each respective segment, such as certain corporate and administrative costs and restructuring charges, are not included in segment operating earnings. Other items not specifically identified with the Company’s reportable segments include Interest expense and Other expense, net.
Americas
Americas represented approximately 44% of the Company’s consolidated net sales in the first quarter of 2026. This segment’s net sales were $213.7 million, which was consistent compared to the first quarter of 2025. This was driven by an increase in net sales from the acquisition of Dipsol of approximately 2%, a favorable foreign exchange impact of 1%, partially offset by a decrease in organic sales volumes of approximately 2% and a decrease in selling price and product mix of approximately 1%. The favorable foreign exchange impact was primarily due to the weakening of the U.S. dollar against the Mexican peso and Brazilian real. Sales volumes declined compared to the prior year due to a continuation of soft end market conditions further impacted by the uncertainty of the macroeconomic environment, partially offset by new business wins. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. Segment operating earnings were $53.9 million, a decrease of $4.5 million, or 8%, compared to the first quarter of 2025, primarily driven by lower segment margins and higher SG&A.
EMEA
EMEA represented approximately 30% of the Company’s consolidated net sales in the first quarter of 2026. This segment’s net sales were $142.1 million, an increase of $12.8 million, or 10%, compared to the first quarter of 2025. This was driven by an increase in organic sales volumes of approximately 2%, an increase in net sales from the acquisitions of Dipsol and Natech of approximately 2%, and a favorable impact from foreign currency translation of approximately 10%, partially offset by a decrease in selling price and product mix of approximately 4%. The increase in organic sales volumes was primarily driven by new business wins, which helped offset a continuation of soft end market conditions, which were further impacted by the uncertainty of the macroeconomic environment. The favorable foreign currency translation impact was primarily due to the weakening of the U.S. dollar against the Euro. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. Segment operating earnings were $25.6 million, an increase of $2.2 million, or 9%, compared to the first quarter of 2025, primarily due to an increase in net sales and an improvement in segment gross margins, partially offset by higher SG&A.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Asia/Pacific
Asia/Pacific represented approximately 26% of the Company’s consolidated net sales in the first quarter of 2026. This segment’s net sales were $124.7 million, an increase of $24.7 million, or 25%, compared to the first quarter of 2025. This was driven by an increase in net sales from the acquisition of Dipsol of approximately 14%, an increase in organic sales volumes of approximately 10%, and a favorable impact from foreign currency translation of approximately 3%, partially offset by a decrease in selling price and product mix of approximately 2%. The increase in organic sales volumes was primarily driven by new business wins despite a modest decrease in underlying market conditions. The favorable foreign currency translation impact was primarily due to the weakening of the U.S. dollar against the Chinese renminbi. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products, services and geographies and the impact of our index-based customer contracts. Segment operating earnings were $34.3 million, an increase of $8.3 million, or 32%, compared to the first quarter of 2025, primarily due to an increase in net sales and an improvement in segment gross margins, partially offset by higher SG&A.
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
Certain of the prior period non-GAAP financial measures presented in the following tables have been adjusted to conform with current period presentation. The following tables reconcile the Company’s non-GAAP financial measures (unaudited) to their most directly comparable GAAP (unaudited) financial measures (dollars in thousands unless otherwise noted, except per share amounts):

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Operating Income and Margin Reconciliations	Three Months Ended March 31,
	2026	2025
Operating income	$33,589	$27,624
Restructuring and related charges, net (a)	7,381	14,590
Acquisition-related expenses (b)	715	3,329
Business transformation costs (c)	1,659	—
Acquisition-related depreciation and amortization (k)	1,608	—
Other charges (e)	397	226
Non-GAAP operating income	$45,349	$45,769
Non-GAAP operating margin (%) (n)	9.4%	10.3%

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Net Income Reconciliations	Three Months Ended March 31,
	2026	2025
Net income attributable to Quaker Chemical Corporation	$19,669	$12,922
Depreciation and amortization (l)	25,870	20,830
Interest expense	9,879	9,545
Taxes on income before equity in net income of associated companies (m)	7,145	7,542
EBITDA	62,563	50,839
Equity income in a captive insurance company (f)	(607)	(671)
Restructuring and related charges, net (a)	7,381	14,590
Acquisition-related expenses (b)	715	3,329
Business transformation costs (c)	1,659	—
Pension and postretirement benefit costs, non-service components (d)	251	433
Currency conversion impacts of hyper-inflationary economies (g)	171	535
Loss on acquisition-related hedges (h)	—	1,943
Gain on sale of assets (i)	—	(2,177)
Other charges (e)	397	226
Adjusted EBITDA	$72,530	$69,047
Adjusted EBITDA margin (%) (n)	15.1%	15.6%

Adjusted EBITDA	$72,530	$69,047
Less: Depreciation and amortization (l)	25,870	20,830
Less: Interest expense	9,879	9,545
Less: Taxes on income before equity in net income of associated companies - adjusted (m)	10,015	10,644
Plus: Acquisition-related depreciation and amortization (k)	1,608	—
Non-GAAP net income	$28,374	$28,028

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations	Three Months Ended March 31,
	2026	2025
GAAP earnings per diluted share attributable to Quaker Chemical Corporation common shareholders	$1.13	$0.73
Equity income in a captive insurance company (f)	(0.03)	(0.04)
Restructuring and related charges, net (a)	0.32	0.62
Acquisition-related expenses (b)	0.03	0.14
Business transformation costs (c)	0.07	—
Pension and postretirement benefit costs, non-service components (d)	0.01	0.02
Currency conversion impacts of hyper-inflationary economies (g)	0.01	0.03
Loss on acquisition-related hedges (h)	—	0.08
Gain on sale of assets (i)	—	(0.09)
Other charges (e)	0.01	0.01
Discrete tax items (j)	0.02	0.08
Acquisition-related depreciation and amortization (k)	0.06	—
Non-GAAP earnings per diluted share (o)	$1.63	$1.58
(a)Restructuring and related charges, net represent the costs incurred by the Company associated with the Company’s restructuring programs and facility closure actions. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.
(b)Acquisition-related expenses include expenses associated with the Company’s recent and potential acquisitions, including legal, financial, consulting and other costs.
(c)Business transformation costs represent non-recurring expenses associated with the Company’s global business transformation program which was initiated in 2026. These costs generally relate to one-time third-party consulting costs relating to simplifying the organizational structure of legal entities, projects associated with information technology infrastructure initiatives, the optimization of specific product portfolios through targeted rationalization efforts, and the optimization of certain supply chain activities. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.
(d)Pension and postretirement benefit costs, non-service components represents the pre-tax, non-service components of the Company’s pension and postretirement net periodic benefit cost in each period. See Note 9, Pension and Other Postretirement Benefits, and Note 10, Other expense, net, to the Condensed Consolidated Financial Statements for additional information.
(e)Other charges include professional fees incurred in connection with tax audits, certain consultant and advisory expenses for the Company’s long-term strategic planning, and other items.
(f)Equity income in a captive insurance company represents the after-tax income attributable to the Company’s interest in Primex, Ltd. (“Primex”), a captive insurance company. The Company holds a 32% investment in and has significant influence over Primex, and therefore accounts for this interest under the equity method of accounting.
(g)Currency conversion impacts of hyper-inflationary economies represents the foreign currency remeasurement impacts associated with the Company’s affiliates in Argentina and Türkiye whose local economies are designated as hyper-inflationary under U.S. GAAP. These pre-tax foreign currency remeasurement impacts are not deductible for tax purposes for both the three months ended March 31, 2026 and 2025. The charges incurred relate to the immediate recognition of foreign currency remeasurement in the Condensed Consolidated Statements of Operations.
(h)Loss on acquisition-related hedges represents the mark-to-market and settlement of the foreign exchange forward contracts entered into March 2025 for an aggregate notional amount totaling $155.3 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Japanese yen in connection with the acquisition of Dipsol. See Note 2, Business Acquisitions, and Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for additional information.
(i)Gain on sale of assets represents the gain recognized on the sale of certain property previously classified as held for sale. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.
(j)Discrete tax items include certain impacts of uncertain tax positions. See Note 11, Income Taxes, to the Condensed Consolidated Financial Statements for more information.

Quaker Chemical Corporation
Management’s Discussion and Analysis
(k)Acquisition-related depreciation and amortization represents amortization expense recorded for definite-lived intangible assets in connection with the Dipsol and Natech acquisitions and depreciation expense recorded in connection with the fair value step-up of Dipsol’s property, plant, and equipment. See Note 2, Business Acquisitions, and Note 13, Goodwill and Other Intangible Assets, for more information.
(l)Depreciation and amortization for the three months ended March 31, 2026 and 2025 each includes approximately $0.2 million of amortization expense recorded within equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations. This is attributable to the amortization of the fair value purchase accounting step-up in connection with the acquisition of the Company’s 50% equity interest in Korea Houghton Corporation.
(m)Taxes on income before equity in net income of associated companies – adjusted presents the impact of any current and deferred income tax expense (benefit), as applicable, of the reconciling items presented in the reconciliation of net income attributable to Quaker Chemical Corporation to adjusted EBITDA and was determined utilizing the applicable rates in the taxing jurisdictions in which the adjustments occurred, subject to deductibility. This caption also includes the impact of specific tax charges and benefits for the three months ended March 31, 2026 and 2025.
(n)The Company calculates adjusted EBITDA margin and non-GAAP operating margin as the percentage of adjusted EBITDA and non-GAAP operating income to consolidated net sales.
(o)In each given period, the Company calculates non-GAAP earnings per diluted share as non-GAAP net income attributable to the Company per weighted average diluted shares outstanding using the “two-class share method”.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet items outstanding as of March 31, 2026 include approximately $7 million of bank letters of credit and guarantees. The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources.
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

Quaker Chemical Corporation
Management’s Discussion and Analysis
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
Other major risks and uncertainties include, but are not limited to, legislative and regulatory developments including changes to existing laws and regulations, or the way they are interpreted, applied or enforced; tariffs, trade restrictions and the economic and other sanctions imposed by other nations on Russia and Belarus and/or other governments or government organizations; suspensions of activities in Russia by many multinational companies; foreign currency fluctuations; significant changes in applicable tax rates and regulations and the potential impacts therefrom, including those arising from OBBB; the impacts of consolidation in our industry, including loss or consolidation of a major customer; the effects of climate change, fires or other natural disasters; and the potential occurrence of cyber-security breaches, cyber-security attacks, and other technology outages and security incidents. Furthermore, the Company is subject to the same business cycles as those experienced by our customers in the steel, automotive, aerospace, industrial equipment, aluminum, and durable goods industries.
Any or all of the forward-looking statements in this Report, in the Company’s 2025 Form 10-K and in any other public statements we make may prove to be incorrect due to inaccurate assumptions or unforeseen risks and uncertainties. In addition to the factors above, our forward-looking statements are qualified with respect to the risks disclosed elsewhere in this Report, including Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These risks, uncertainties, and possible inaccurate assumptions relevant to our business could materially impact our future performance and cause our actual results to differ materially from expected and historical results. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. However, additional disclosures on related subjects can be found in the Company’s subsequent reports on Forms 10-K, 10-Q, 8-K and other related filings. We caution you not to place undue reliance on our forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have evaluated the information required under this Item that was disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2025, and we believe there has been no material change to that information, except the interest rate risk noted below:
Interest Rate Risk
As of March 31, 2026, borrowings under the Company’s Credit Facility bear interest at either term SOFR or a base rate, in each case, plus an applicable margin based upon the Company’s consolidated net leverage ratio, and, in the case of term SOFR, a spread adjustment equal to 0.10% per annum. As a result of the variable interest rates applicable under the Credit Facility, if interest rates rise significantly, the cost of debt to the Company will increase. This may have an adverse effect on the Company, depending on the extent of the Company’s borrowings outstanding throughout a given year.
As of March 31, 2026, and December 31, 2025, the Company had outstanding borrowings under the Credit Facility of approximately $861.8 million and $859.7 million, respectively. The interest rate applicable on outstanding borrowings under the Credit Facility was approximately 4.7% as of both March 31, 2026, and December 31, 2025, respectively. An interest rate change of 100 basis points would result in an approximate $2.2 million and $8.6 million increase or decrease to interest expense for the three months ended March 31, 2026, and year ended December 31, 2025, respectively.
From 2023 until the first quarter of 2026, the Company had interest rate swaps in place to convert a portion of the Company's variable rate borrowings under the Credit Facility to a fixed rate exposure. In March 2026, these interest rate swap contracts expired. In April 2026, the Company further amended its Credit Facility. In April 2026, the Company entered into $400.0 million notional amounts of four-year interest rate swaps, converting a portion of the Company’s variable rate borrowings into an average fixed rate of 3.58% plus the applicable margin.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2026, the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.
Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2026.

PART II.
OTHER INFORMATION
Items 3 and 4 of Part II are inapplicable and have been omitted.
Item 1. Legal Proceedings.
Incorporated by reference is the information in Note 18, Commitments and Contingencies, to the Condensed Consolidated Financial Statements in Part I, Item 1, of this Report.
Item 1A. Risk Factors.
The Company’s business, financial condition, results of operations and cash flows are subject to various risks that could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed in Part I, Item 1A of the Company’s 2025 Form 10-K. There have been no material changes to the risk factors described therein other than as follows. However, the primary and secondary impacts of recent government actions including tariffs and trade policies, have impacted the global economy, disrupted global supply chains, created significant uncertainty and volatility in financial markets, and increased the risk of recession and elevated unemployment levels, and those conditions could continue or worsen. Accordingly, these actions and their impact on, among other things, the macroeconomic environment and regulatory policies could exacerbate the other risks and uncertainties set forth in “Item 1A. Risk Factors” in our 2025 10-K and could negatively impact our businesses and financial results.
Geopolitical instability, ongoing military conflicts involving Iran and other potential global events could materially and adversely affect our business, operations, and financial results.
Military conflict in the Middle East involving Iran has escalated in recent periods. This may result in extended or expanded military conflict, including to other countries, acts of terrorism, or other forms of regional instability. Such events could have a number of adverse impacts on our business, including but not limited to:
•Disruption of Supply Chains: Events unfolding in the Middle East have disrupted critical shipping routes (such as the Strait of Hormuz), delayed the delivery of raw materials and finished goods, and increased transportation and logistics costs. These may increase our materials costs or make it difficult or impossible to obtain necessary raw materials.
•Energy Price Volatility: Iran and its neighbors are significant oil producers, and conflict in the region has led to sharp increases and volatility in global energy prices, which may be prolonged and which may increase our operating costs and impact customer demand.
•Sanctions and Regulatory Risks: The imposition of new or expanded U.S., EU, or UN sanctions in response to hostilities could restrict our ability to conduct business with certain customers, suppliers, or financial institutions, and may require us to incur significant costs to ensure compliance or to unwind existing relationships.
•Cybersecurity Threats: Heightened geopolitical tensions may increase the risk of cyberattacks or other malicious activities targeting our information systems, potentially resulting in data breaches, business interruption, or reputational harm.
•Insurance and Financial Market Impacts: War or ongoing instability may result in higher insurance premiums, reduced availability of coverage for war-related losses, and increased volatility in global financial markets, which could adversely affect our liquidity and access to capital.
The occurrence of any of these events, or other unforeseen consequences of conflict involving Iran and/or the Middle East, could materially and adversely affect our business, financial condition, results of operations, and cash flows. We cannot predict the duration or scope of any such conflict, nor the extent to which it may impact our business or the global economy.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this Report:

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share (1)(2)	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 - January 31	80	$138.12	—	$59,237,294
February 1 - February 28	147	$153.74	—	$59,237,294
March 1 - March 31	15,703	$118.45	—	$59,237,294
Total	15,930	$118.87	—	$59,237,294
(1)15,930 of these shares were acquired from employees related to the surrender of Quaker Chemical Corporation shares in payment of the vesting of restricted stock awards or units. The price paid for shares acquired from employees pursuant to employee benefit and share-based compensation plans is based on the closing price of the Company’s common stock on the date of vesting as specified by the plan pursuant to which the applicable option, restricted stock award, or restricted stock unit was granted.
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
Item 5. Other Information.
Insider Trading Arrangements and Policies
No director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended March 31, 2026.

Table of Content
Item 6. Exhibits.
(a) Exhibits

3.1	–
Amended and Restated Articles of Incorporation (as amended through July 24, 2019). Incorporated by reference to Exhibit 3.1 as filed by the Registrant with its quarterly report on Form 10-Q filed on August 1, 2019.

3.2	–	Amended and Restated By-laws (effective December 19, 2022). Incorporated by reference to Exhibit 3.1 as filed by the Registrant within its current report on Form 8-K on December 20, 2022.
10.1	–	Employment Agreement by and between Registrant and Kevin Meagher, dated January 1, 2026.*†^
10.2	–	Change in Control Agreement by and between Registrant and Kevin Meagher, dated January 1, 2026.*†^
10.3	–	Separation Agreement and General Release by and between Quaker Chemical Corporation and Jeffrey Fleck, dated March 25, 2026.*†
31.1	–	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
31.2	–	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
32.1	–	Certification of Chief Executive Officer of the Company Pursuant to 18 U.S. C. Section 1350.**
32.2	–	Certification of Chief Financial Officer of the Company Pursuant to 18 U.S. C. Section 1350.**
101.INS	–	Inline XBRL Instance Document*
101.SCH	–	Inline XBRL Taxonomy Schema Document*
101.CAL	–	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	–	Inline XBRL Taxonomy Definition Linkbase Document*
101.LAB	–	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	–	Inline XBRL Taxonomy Presentation Linkbase Document*
104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)*
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

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Thomas Coler
Date: April 30, 2026	Thomas Coler, Executive Vice President, Chief Financial Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)