Form 10-Q
period 2026-06-30
QUAKER CHEMICAL CORP
filed 2026-07-30
CIK 81362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on July 27, 2026	17,207,702

Quaker Chemical Corporation

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited).
Quaker Chemical Corporation
Condensed Consolidated Statements of Operations
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$532,550	$483,400	$1,013,029	$926,314
Cost of goods sold (excluding amortization expense - See Note 13)	343,346	311,677	647,090	593,331
Gross profit	189,204	171,723	365,939	332,983
Selling, general and administrative expenses	140,485	126,600	276,250	245,646
Impairment charges	—	88,840	—	88,840
Restructuring and related charges, net	8,116	8,793	15,497	23,383
Operating income (loss)	40,603	(52,510)	74,192	(24,886)
Other income (expense), net	406	(653)	383	(1,362)
Interest expense	(9,873)	(12,779)	(19,752)	(22,324)
Income (loss) before taxes and equity in net income of associated companies	31,136	(65,942)	54,823	(48,572)
Taxes on income before equity in net income of associated companies	11,172	5,472	18,317	13,014
Income (loss) before equity in net income of associated companies	19,964	(71,414)	36,506	(61,586)
Equity in net income of associated companies	6,849	4,851	10,049	7,940
Net income (loss)	26,813	(66,563)	46,555	(53,646)
Less: Net (loss) income attributable to noncontrolling interest	(22)	17	51	12
Net income (loss) attributable to Quaker Chemical Corporation	$26,835	$(66,580)	$46,504	$(53,658)
Per share data:
Net income (loss) attributable to Quaker Chemical Corporation common shareholders – basic	$1.56	$(3.78)	$2.69	$(3.04)
Net income (loss) attributable to Quaker Chemical Corporation common shareholders – diluted	$1.55	$(3.78)	$2.68	$(3.04)
Dividends declared	$0.508	$0.485	$1.016	$0.970
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$26,813	$(66,563)	$46,555	$(53,646)

Other comprehensive income, net of tax
Currency translation adjustments	621	62,012	(9,291)	89,141
Defined benefit retirement plans	145	(1,104)	548	(1,369)
Current period change in fair value of derivatives	2,839	(100)	2,825	(692)
Unrealized income (loss) on available-for-sale securities	244	(207)	78	(511)
Other comprehensive income (loss)	3,849	60,601	(5,840)	86,569

Comprehensive income (loss)	30,662	(5,962)	40,715	32,923
Less: Comprehensive loss (income) attributable to noncontrolling interest	44	(144)	(38)	(143)
Comprehensive income (loss) attributable to Quaker Chemical Corporation	$30,706	$(6,106)	$40,677	$32,780
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Content
Quaker Chemical Corporation
Condensed Consolidated Balance Sheets
(Unaudited; Dollars in thousands, except par value)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$155,093	$179,829
Accounts receivable, net	463,603	417,157
Inventories
Raw materials and supplies	142,116	124,751
Work-in-process and finished goods	161,994	141,025
Prepaid expenses and other current assets	68,242	58,428
Total current assets	991,048	921,190
Property, plant and equipment, at cost	624,164	604,787
Less: Accumulated depreciation	(309,568)	(291,364)
Property, plant and equipment, net	314,596	313,423
Right-of-use lease assets	53,650	38,737
Goodwill	503,721	501,720
Other intangible assets, net	829,479	873,540
Investments in associated companies	105,906	106,915
Deferred tax assets	12,737	12,128
Other non-current assets	39,979	30,283
Total assets	$2,851,116	$2,797,936
LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current portion of long-term debt	$15,654	$35,657
Accounts payable	234,319	198,929
Dividends payable	8,744	8,804
Accrued compensation	41,280	41,192
Accrued restructuring	8,807	8,351
Accrued pension and postretirement benefits	2,120	2,126
Other accrued liabilities	92,473	85,097
Total current liabilities	403,397	380,156
Long-term debt	857,790	834,901
Long-term lease liabilities	37,628	22,759
Deferred tax liabilities	131,314	140,814
Non-current accrued pension and postretirement benefits	20,159	20,615
Other non-current liabilities	20,229	22,192
Total liabilities	1,470,517	1,421,437
Commitments and contingencies (Note 18)
Equity
Common stock $1 par value; authorized 30,000,000 shares; issued and outstanding June 30, 2026 – 17,212,963 shares; December 31, 2025 – 17,331,779 shares	17,213	17,332
Capital in excess of par value	855,896	874,826
Retained earnings	625,554	596,616
Accumulated other comprehensive loss	(121,488)	(115,661)
Total Quaker shareholders’ equity	1,377,175	1,373,113
Noncontrolling interest	3,424	3,386
Total equity	1,380,599	1,376,499
Total liabilities and equity	$2,851,116	$2,797,936
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$46,555	$(53,646)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	51,011	44,278
Equity in undistributed earnings of associated companies, net of dividends	(3,596)	(44)
Deferred income taxes	(11,730)	(15,634)
Share-based compensation	6,888	6,903
Impairment charges	—	88,840
Restructuring and related charges, net	15,497	23,383
Inventory step-up amortization	—	6,022
Loss (gain) on disposal of property, plant and equipment and other assets	121	(2,108)
Other adjustments	(1,877)	(5,228)
Increase (decrease) in cash from changes in current assets and current liabilities, net of acquisitions:
Accounts receivable	(47,628)	3,022
Inventories	(40,685)	(11,826)
Prepaid expenses and other current assets	(10,450)	(3,943)
Accrued restructuring	(11,340)	(15,946)
Accounts payable and accrued liabilities	40,476	(25,551)
Net cash provided by operating activities	33,242	38,522

Cash flows from investing activities
Investments in property, plant and equipment	(21,018)	(20,289)
Payments related to acquisitions, net of cash acquired	—	(164,078)
Proceeds from disposition of assets	—	2,950
Other investing activities	2,249	697
Net cash used in investing activities	(18,769)	(180,720)

Cash flows from financing activities
Payments of long-term debt	(629,685)	(17,205)
Proceeds from long-term debt	800,000	—
Borrowings on revolving credit facilities	197,307	283,000
Payments on revolving credit facilities	(356,305)	(67,000)
Payments on other debt	—	(101)
Financing-related debt issuance costs	(6,232)	—
Dividends paid	(17,627)	(17,146)
Shares purchased under share repurchase programs	(24,181)	(32,693)
Other stock related activity	(1,755)	(1,301)
Net cash (used in) provided by financing activities	(38,478)	147,554
Effect of foreign exchange rate changes on cash	(731)	7,682
Net (decrease) increase in cash and cash equivalents	(24,736)	13,038
Cash and cash equivalents at the beginning of the period	179,829	188,880
Cash and cash equivalents at the end of the period	$155,093	$201,918
Supplemental cash flow disclosures:
Non-cash activities:
Accrued purchases of property, plant and equipment, net	$10,963	$7,263
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Quaker Chemical Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited; Dollars in thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance as of December 31, 2024	$17,674	$903,781	$633,731	$(201,619)	$616	$1,354,183
Net income (loss)	—	—	12,922	—	(5)	12,917
Amounts reported in other comprehensive income	—	—	—	25,964	4	25,968
Dividends ($0.485 per share)	—	—	(8,574)	—	—	(8,574)
Share issuance and equity-based compensation plans, net	6	2,000	—	—	—	2,006
Balance as of March 31, 2025	$17,680	$905,781	$638,079	$(175,655)	$615	$1,386,500
Net (loss) income	—	—	(66,580)	—	17	(66,563)
Amounts reported in other comprehensive income	—	—	—	60,474	127	60,601
Noncontrolling interest from acquisition	—	—	—	—	2,451	2,451
Dividends ($0.485 per share)	—	—	(8,436)	—	—	(8,436)
Shares purchased under share repurchase program, net of excise taxes	(296)	(32,686)	—	—	—	(32,982)
Share issuance and equity-based compensation plans, net	10	3,874	—	—	—	3,884
Balance as of June 30, 2025	$17,394	$876,969	$563,063	$(115,181)	$3,210	$1,345,455

Balance as of December 31, 2025	$17,332	$874,826	$596,616	$(115,661)	$3,386	$1,376,499
Net income	—	—	19,669	—	73	19,742
Amounts reported in other comprehensive (loss) income	—	—	—	(9,698)	9	(9,689)
Dividends ($0.508 per share)	—	—	(8,822)	—	—	(8,822)
Share issuance and equity-based compensation plans, net	34	1,387	—	—	—	1,421
Balance as of March 31, 2026	$17,366	$876,213	$607,463	$(125,359)	$3,468	$1,379,151
Net income (loss)	—	—	26,835	—	(22)	26,813
Amounts reported in other comprehensive income (loss)	—	—	—	3,871	(22)	3,849
Dividends ($0.508 per share)	—	—	(8,744)	—	—	(8,744)
Shares purchased under share repurchase program, net of excise taxes	(171)	(24,182)	—	—	—	(24,353)
Share issuance and equity-based compensation plans, net	18	3,865	—	—	—	3,883
Balance as of June 30, 2026	$17,213	$855,896	$625,554	$(121,488)	$3,424	$1,380,599
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
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 1 – Basis of Presentation and Description of Business
As used in these Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the period ended June 30, 2026 (the “Report”), the terms “Quaker Houghton,” the “Company,” “we,” and “our” refer to Quaker Chemical Corporation (doing business as Quaker Houghton), its subsidiaries, and associated companies, unless the context otherwise requires.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods. The results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).
Revision of Previously Issued Financial Statements
In the second quarter of 2026, the Company identified an error in the historical presentation of borrowings and payments on revolving credit facilities that did not qualify for net presentation in its previously issued Consolidated Statements of Cash Flows. The Company determined that the errors, which had no impact on total cash flows provided by (used in) financing activities, were not material to any prior annual or interim periods. The Company will revise its Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024 and for the impacted quarterly periods when the impacted periods are presented as comparative periods in future filings.
The revised amounts related to borrowings and repayments on revolving credit facilities within the Company's Consolidated Statements of Cash Flows for the relevant historical periods are as follows:

Period Ended	Borrowings on revolving credit facilities, net (as Previously Reported)	Borrowings on Revolving Credit Facilities (As Revised)	Payments on Revolving Credit Facilities (As Revised)
Three Months Ended March 31, 2026	$14,053	$51,053	$(37,000)
Six Months Ended June 30, 2025	216,000	283,000	(67,000)
Nine Months Ended September 30, 2025	168,938	328,201	(159,263)
Year Ended December 31, 2025	174,242	382,299	(208,057)
Year Ended December 31, 2024	17,916	347,763	(329,847)
Year Ended December 31, 2023	(164,769)	369,327	(534,096)
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
Hyper-inflationary economies
Argentina’s and Türkiye’s economies were considered hyper-inflationary under U.S. GAAP effective July 1, 2018 and April 1, 2022, respectively. As of and for the three and six months ended June 30, 2026, the Company’s Argentine and Turkish subsidiaries together represented approximately 1% and 2% of the Company’s consolidated total assets and net sales, respectively. During the three and six months ended June 30, 2026, the Company recorded $0.6 million and $0.8 million of remeasurement losses associated with the applicable currency conversions, respectively. Comparatively, during the three and six months ended June 30, 2025, the Company recorded $0.7 million and $1.2 million of remeasurement losses associated with the applicable currency conversions, respectively. These losses were recorded within Other income (expense), net, in the Company’s Condensed Consolidated Statements of Operations.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 2 – Business Acquisitions
Previous Acquisitions
Dipsol
In April 2025, the Company acquired 100% of the outstanding equity interests of Dipsol Chemicals Co., Ltd. and its subsidiaries, (“Dipsol”) for approximately $185.6 million (27.7 billion JPY), which included approximately $30.1 million (4.5 billion JPY) of acquired cash for a net purchase price of approximately $155.5 million (23.2 billion JPY). In July 2025, the Company satisfied all routine and customary post-closing conditions and finalized the purchase price with no adjustments. The Company funded the acquisition purchase price with borrowings under the Company’s Credit Facility. In connection with the acquisition of Dipsol, the Company entered into foreign currency forward contracts, which resulted in a $187.0 million cash payment in April 2025 and a $0.6 million foreign exchange gain and a $1.4 million foreign exchange loss, respectively, during the three and six months ended June 30, 2025. Dipsol is headquartered in Japan and is a leading supplier of surface treatment and plating solutions and services primarily for the automotive and other industrial applications end markets. Dipsol has operations in several countries and these operations are reported within the Company’s respective Americas, EMEA, and Asia/Pacific segments. This acquisition expands the Company’s advanced solutions businesses in attractive end markets with solid growth characteristics. Dipsol also provides significant cross-selling opportunities and enhances the Company’s ability to meet the needs of our customers across the globe.
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
During the first quarter of 2026, the Company finalized the allocation of the purchase price.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The Company allocated $55.0 million of the purchase price to intangible assets across the Americas, EMEA, and Asia/Pacific segments. Customer relationships, product technologies, and trademarks are being amortized over 14 years, 8 years, and 13 years, respectively. The following table presents the intangible assets recognized for each reportable segment:

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
Total sales from Dipsol included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026 are $22.2 million and $41.3 million, respectively. Comparatively, total sales from Dipsol included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2025 were $20.9 million.
Natech
In April 2025, the Company acquired 100% of the outstanding equity interests of Natech, Ltd., (“Natech”) for approximately $6.5 million, which includes an initial cash payment of $6.0 million and a deferred payment of $0.5 million, subject to routine and customary post-closing adjustments, including an adjustment for working capital. Assets acquired included cash and cash equivalents of $1.5 million. Natech is based in the United Kingdom and is a manufacturer of surface treatment chemicals for a variety of industrial applications. Natech is reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s overall surface treatment product and application capabilities within Europe. The Company allocated $2.1 million of the purchase price to intangible assets and recognized $2.6 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected growth synergies. During the third quarter of 2025, the Company settled the working capital adjustment for an immaterial amount. During the first quarter of 2026, the Company finalized the allocation of the purchase price.
CSI
In February 2025, the Company acquired 100% of the outstanding equity interests of Chemical Solutions & Innovations (Pty) Ltd. (“CSI”), for approximately $3.9 million, subject to routine and customary post-closing adjustments, including an adjustment for working capital. CSI is based in South Africa and is a supplier of metalworking fluids and lubricants to the South African market. CSI is reported as part of the EMEA reportable segment. This acquisition strengthens Quaker Houghton’s position in South Africa and expands the Company’s presence in that region. The Company allocated $1.4 million of the purchase price to intangible assets and recognized $1.7 million of goodwill in the EMEA segment, none of which is deductible for tax purposes. The goodwill is primarily attributable to expected growth synergies. During the third quarter of 2025, the Company settled the working capital adjustment for an immaterial amount. During the fourth quarter of 2025, the Company finalized the allocation of the purchase price.
The results of operations of Dipsol, Natech, and CSI subsequent to the acquisition dates are included in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026.
During the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.9 million, respectively, of acquisition-related expenses including legal, financial, consulting and other costs, compared to $0.8 million and $4.1 million, respectively, during the three and six months ended June 30, 2025. These costs are included in Selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations.
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
Note 4 – Business Segments
The Company’s operating segments, which are consistent with its reportable segments, reflect the structure of the Company’s internal organization and the manner by which the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, allocates resources and assesses performance.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents information about the performance of the Company’s reportable segments for the three and six months ended June 30, 2026 and 2025:

	Americas	EMEA	Asia/Pacific	Totals
Three Months Ended June 30, 2026
Net sales (1)	$236,513	$158,436	$137,601	$532,550
Significant segment expenses
Product costs (2)	120,870	84,509	73,095	278,474
Other segment items (3)	58,402	41,187	27,947	127,536
Segment operating earnings	$57,241	$32,740	$36,559	$126,540

Six Months Ended June 30, 2026
Net sales (1)	$450,241	$300,519	$262,269	$1,013,029
Significant segment expenses
Product costs (2)	226,957	157,539	137,506	522,002
Other segment items (3)	112,096	84,679	53,928	250,703
Segment operating earnings	$111,188	$58,301	$70,835	$240,324

	Americas	EMEA	Asia/Pacific	Totals
Three Months Ended June 30, 2025
Net sales (1)	$221,062	$139,923	$122,415	$483,400
Significant segment expenses
Product costs (2) (4) (5)	109,500	74,739	67,731	251,970
Other segment items (3)	52,586	40,189	25,969	118,744
Segment operating earnings	$58,976	$24,995	$28,715	$112,686

Six Months Ended June 30, 2025
Net sales (1)	$434,773	$269,201	$222,340	$926,314
Significant segment expenses
Product costs (2) (4) (5)	214,005	144,841	120,829	479,675
Other segment items (3)	103,330	75,972	46,866	226,168
Segment operating earnings	$117,438	$48,388	$54,645	$220,471
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
(4) Product costs includes the $6.0 million amortization of the fair value step-up in Dipsol's inventories as a result of the acquisition during the three and six months ended June 30, 2025, which is comprised of approximately $2.6 million in the Americas segment, $3.0 million in the Asia/Pacific segment, and $0.4 million in the EMEA segment.
(5) Product costs includes a $3.6 million gain related to immaterial out-of-period adjustments for inventory during the three and six months ended June 30, 2025, which is comprised of approximately $1.4 million in the Americas segment and $2.2 million in the EMEA segment.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following table presents a reconciliation of the Company’s segment operating earnings to income (loss) before taxes and equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment operating earnings	$126,540	$112,686	$240,324	$220,471
Restructuring and related charges, net	(8,116)	(8,793)	(15,497)	(23,383)
Impairment charges	—	(88,840)	—	(88,840)
Non-operating and administrative expenses	(60,203)	(50,860)	(115,290)	(101,577)
Depreciation of corporate assets and amortization	(17,618)	(16,703)	(35,345)	(31,557)
Operating income (loss)	40,603	(52,510)	74,192	(24,886)
Other income (expense), net	406	(653)	383	(1,362)
Interest expense	(9,873)	(12,779)	(19,752)	(22,324)
Income (loss) before taxes and equity in net income of associated companies	$31,136	$(65,942)	$54,823	$(48,572)
The following table presents information regarding the Company’s reportable segments’ depreciation for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation	2026	2025	2026	2025
Americas	$3,205	$2,903	$6,672	$5,558
EMEA	2,396	2,076	4,804	3,953
Asia/Pacific	2,151	1,996	4,190	3,210
Total segment depreciation	$7,752	$6,975	$15,666	$12,721
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
Contract Assets and Liabilities
The Company had no material contract assets recorded on its Condensed Consolidated Balance Sheets as of June 30, 2026 or December 31, 2025.
The Company had approximately $4.2 million and $3.6 million of deferred revenue as of June 30, 2026 and December 31, 2025, respectively. For the six months ended June 30, 2026, the Company satisfied materially all of the associated performance obligations and recognized into revenue materially all advance payments received and recorded as of December 31, 2025.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The following tables disaggregate the Company’s net sales by segment and customer industry.

	Three Months Ended June 30, 2026
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$71,560	$39,091	$57,580	$168,231
Metalworking and other	164,953	119,345	80,021	364,319
	$236,513	$158,436	$137,601	$532,550

	Six Months Ended June 30, 2026
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$136,420	$75,017	$108,719	$320,156
Metalworking and other	313,821	225,502	153,550	692,873
	$450,241	$300,519	$262,269	$1,013,029

	Three Months Ended June 30, 2025
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$62,825	$36,348	$55,782	$154,955
Metalworking and other	158,237	103,575	66,633	328,445
	$221,062	$139,923	$122,415	$483,400

	Six Months Ended June 30, 2025
Customer Industries	Americas	EMEA	Asia/Pacific	Consolidated Total
Metals	$127,121	$69,308	$105,649	$302,078
Metalworking and other	307,652	199,893	116,691	624,236
	$434,773	$269,201	$222,340	$926,314
Note 6 - Leases
The Company has operating leases for certain facilities, vehicles, and machinery and equipment with remaining lease terms up to 15 years. Operating lease expense is recognized on a straight-line basis over the lease term. In addition, the Company has certain land use leases with remaining lease terms up to 89 years.
The Company had no material variable lease costs, sublease income, or finance leases for the three and six months ended June 30, 2026 and 2025. The components of the Company’s lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$4,423	$4,302	$8,514	$8,010
Short-term lease expense	226	140	448	284

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Supplemental cash flow information related to the Company’s leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,245	$4,261	$8,292	$7,845

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	19,898	6,605	23,976	10,482
Supplemental balance sheet information related to the Company’s leases is as follows:

	June 30, 2026	December 31, 2025
Right-of-use lease assets	$53,650	$38,737

Other accrued liabilities	12,734	12,536
Long-term lease liabilities	37,628	22,759
Total operating lease liabilities	$50,362	$35,295

Weighted average remaining lease term (years)	8.8	5.7
Weighted average discount rate	6.67%	6.58%
Maturities of operating lease liabilities as of June 30, 2026 were as follows:

For the remainder of 2026	$8,503
For the year ended December 31, 2027	13,254
For the year ended December 31, 2028	8,982
For the year ended December 31, 2029	5,622
For the year ended December 31, 2030	3,494
For the year ended December 31, 2031 and beyond	29,889
Total lease payments	69,744
Less: imputed interest	(19,382)
Present value of lease liabilities (1)	$50,362
(1) During the year ended December 31, 2024, the Company entered into a new lease agreement for office and laboratory space in Radnor, Pennsylvania for the purpose of relocating its global headquarters. The lease for one portion of the laboratory space commenced during the second quarter of 2026 with a present value of operating lease liabilities of $19.0 million as of June 30, 2026. The lease for the remaining portions of laboratory and office space is expected to commence upon the completion of the lessor-owned leasehold improvements, which is expected to be in the fourth quarter of 2026 or the first quarter of 2027. The cumulative future lease commitment for the remaining laboratory and office space that has not yet commenced is $48.8 million. The future lease commitments relating to the leases that have not yet commenced were not included in the operating lease liabilities balance as of June 30, 2026.
Note 7 – Restructuring and Related Activities
The Company records restructuring liabilities that represent nonrecurring charges in connection with simplifying certain organizational structures and operations. Restructuring costs incurred during the three and six months ended June 30, 2026 and 2025 include employee severance and asset-related and facility closure costs, including non-cash asset write-offs, which are recorded in Restructuring and related charges, net in the Company’s Condensed Consolidated Statements of Operations. Restructuring activity primarily consists of the following programs:

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
As of June 30, 2026, the 2026 program included approximately 100 headcount reductions globally. The Company recorded $4.5 million and $8.9 million of restructuring and related charges relating to the program during the three and six months ended June 30, 2026, respectively.
2022 Global Cost and Optimization Program
In 2022, the Company initiated a global cost and optimization program (the “2022 program”) to improve its cost structure and drive a more profitable and productive organization. As of June 30, 2026, the 2022 program included restructuring and associated severance costs to reduce headcount by approximately 440 positions globally. In addition, the Company took actions to optimize its facility footprint under this program. These actions are expected to be substantially complete by the end of 2026.
The Company recorded $3.6 million and $6.6 million of restructuring and related charges relating to the 2022 program during the three and six months ended June 30, 2026, respectively. Comparatively, the Company recorded $8.8 million and $23.4 million of restructuring and related charges relating to the 2022 program during the three and six months ended June 30, 2025, respectively.
Activity in the Company’s accrual for its ongoing restructuring plans and facility closure actions are as follows:

	2022 Program	2026 Program	Total
Accrued restructuring as of December 31, 2025	$8,351	$—	$8,351
Severance costs	2,779	7,681	10,460
Asset-related and facility closure charges	3,823	1,214	5,037
Cash payments	(7,397)	(3,943)	(11,340)
Reductions against the reserve	(2,314)	(1,214)	(3,528)
Currency translation adjustments	(151)	(22)	(173)
Accrued restructuring as of June 30, 2026	$5,091	$3,716	$8,807
In connection with the plans for the closure of certain manufacturing and non-manufacturing facilities, the Company has made available for sale certain facilities and properties. As of June 30, 2026, the Company classified properties in the Americas segment with an aggregate book value of approximately $1.2 million as held-for-sale. These assets are recorded in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The Company expects to complete the sale of these properties over the next 12 months.
Note 8 – Share-Based Compensation
The Company recognized $3.7 million and $6.9 million, respectively, of share-based compensation expense in its Condensed Consolidated Statements of Operations for each of the three and six months ended June 30, 2026 and 2025, respectively.
Restricted Stock Awards
During the six months ended June 30, 2026, the remaining unrecognized compensation expense related to non-vested restricted shares was fully recognized.
Restricted Stock Units
During the six months ended June 30, 2026, the Company granted 76,884 restricted stock units under its LTIP, which are subject to time-based vesting, generally over one to three years. The fair value of these grants is based on the closing price of the Company’s common stock on the date of grant. As of June 30, 2026, unrecognized compensation expense related to non-vested restricted stock units was $11.7 million, to be recognized over a weighted average remaining period of 1.5 years.

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
Compensation expense for PSUs is measured based on the grant date fair value and is recognized on a straight-line vesting method basis over the applicable vesting period. During the six months ended June 30, 2026, the Company granted 29,313 PSUs with a ROIC condition. The fair value of these grants is based on the closing trading price of the Company’s common stock on the date of grant. During the six months ended June 30, 2026, the Company granted 29,202 PSUs with a relative TSR condition. These PSUs are valued using a Monte Carlo simulation on the grant date and had a grant-date fair value of $109.28 per unit, which was developed based on the assumptions set forth in the table below:

2026 Grants
Risk-free interest rate	3.70%
Dividend yield	1.72%
Expected term (years)	3.0
As of June 30, 2026, there was approximately $8.2 million of total unrecognized compensation cost related to PSUs, which the Company expects to recognize over a weighted-average period of 2.2 years.
Note 9 – Pension and Other Postretirement Benefits
The components of net periodic benefit cost (income) are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$104	$108	$—	$—	$207	$210	$—	$—
Interest cost	2,313	2,379	13	14	4,560	4,663	25	28
Expected return on plan assets	(2,156)	(2,076)	—	—	(4,320)	(4,059)	—	—
Actuarial loss (gain) amortization	169	150	(20)	(26)	338	290	(39)	(52)
Prior service cost amortization	7	7	—	—	13	12	—	—
Net periodic benefit cost (income)	$437	$568	$(7)	$(12)	$798	$1,116	$(14)	$(24)
Employer Contributions
During the six months ended June 30, 2026, $1.5 million of contributions have been made to the Company’s U.S. and foreign pension plans. Contributions to other postretirement benefit plans were less than $0.1 million. Taking into consideration current minimum cash contribution requirements, the Company currently expects to make full year cash contributions of approximately $4.4 million to its U.S. and foreign pension plans and approximately $0.2 million to its other postretirement benefit plans.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 10 – Other Income (Expense), net
The components of Other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-income tax refunds and other related credits	$41	$132	$52	$300
(Loss) gain on disposals of property, plant, equipment and other assets, net	(111)	(40)	(121)	2,108
Foreign exchange gains (losses), net	698	(1,083)	28	(4,601)
Pension and postretirement benefit costs, non-service components	(326)	(448)	(577)	(882)
Debt modification and extinguishment costs	(1,711)	—	(1,711)	—
Product liability claim reimbursement	1,000	—	1,000	—
Earnout liability adjustment	—	(340)	—	(340)
Interest income	673	752	1,296	1,412
Other non-operating income, net	142	374	416	641
Other income (expense), net	$406	$(653)	$383	$(1,362)
During the second quarter of 2026, the Company recorded Debt modification and extinguishment costs of approximately $1.7 million which includes the write-off of certain previously unamortized deferred financing costs as well as a portion of the third-party costs incurred to execute an amendment to the Company’s primary credit facility. See Note 14, Debt, for more information.
(Loss) gain on disposals of property, plant, equipment and other assets, net includes the gain of $2.2 million recognized for the sale of certain property previously classified as held for sale during the six months ended June 30, 2025.
Foreign exchange gains (losses), net includes a $0.6 million foreign exchange gain and a $1.4 million foreign exchange loss, respectively, during the three and six months ended June 30, 2025 relating to the change in fair value of the foreign exchange forward contracts entered into in connection with the acquisition of Dipsol. See Note 17, Hedging Activities, for more information.
Product liability claim reimbursement reflects insurance recoveries relating to a previous payment by the Company in connection with a product liability dispute with a customer.
Note 11 – Income Taxes
The Company’s effective tax rates for the three and six months ended June 30, 2026 were 35.9% and 33.4%, respectively, compared to (8.3)% and (26.8)%, respectively, for the three and six months ended June 30, 2025. The Company’s effective tax rate for the three and six months ended June 30, 2026 was largely driven by our mix of pre-tax earnings and withholding taxes. Comparatively, the effective tax rate for the three months ended June 30, 2025 was largely driven by our mix of pre-tax earnings, goodwill impairment and withholding taxes offset by return to provision adjustments and net favorable reductions in uncertain tax positions, while the effective tax rate for the six months ended June 30, 2025 was largely driven by our mix of pre-tax earnings, goodwill impairment, return to provision adjustments and withholding taxes offset by net favorable reductions in uncertain tax positions.
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 12 – Earnings Per Share
The following table summarizes earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per common share
Net income (loss) attributable to Quaker Chemical Corporation	$26,835	$(66,580)	$46,504	$(53,658)
Less: (income) loss allocated to participating securities	(128)	82	(153)	91
Net income (loss) available to common shareholders	$26,707	$(66,498)	$46,351	$(53,567)
Basic weighted average common shares outstanding	17,109,417	17,572,447	17,217,771	17,605,920
Basic earnings (loss) per common share	$1.56	$(3.78)	$2.69	$(3.04)

Diluted earnings per common share
Net income (loss) attributable to Quaker Chemical Corporation	$26,835	$(66,580)	$46,504	$(53,658)
Less: (income) loss allocated to participating securities	(127)	82	(153)	90
Net income (loss) available to common shareholders	$26,708	$(66,498)	$46,351	$(53,568)
Basic weighted average common shares outstanding	17,109,417	17,572,447	17,217,771	17,605,920
Effect of dilutive securities	90,249	20,524	81,511	24,621
Diluted weighted average common shares outstanding	17,199,666	17,592,971	17,299,282	17,630,541
Diluted earnings (loss) per common share	$1.55	$(3.78)	$2.68	$(3.04)
Certain stock options, restricted stock units, and PSUs are not included in the diluted earnings per share calculation when the effect would be anti-dilutive. The number of anti-dilutive shares were 28,040 and 39,405, respectively, for the three and six months ended June 30, 2026, compared to 60,117 and 67,575, respectively, for the three and six months ended June 30, 2025.
Note 13 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows:

	Americas	EMEA	Asia/Pacific	Total
Balance as of December 31, 2025	$287,028	$—	$214,692	$501,720
Currency translation adjustments	624	—	1,377	2,001
Balance as of June 30, 2026	$287,652	$—	$216,069	$503,721

	Jun 30, 2026	Dec 31, 2025
Goodwill, gross	$692,547	$694,311
Accumulated impairment losses (1)	(188,826)	(192,591)
Goodwill, net	$503,721	$501,720
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
During the second quarter of 2025, the Company concluded that the negative impacts of the lower than projected financial performance, driven by the continuation of soft end market conditions, as well as an increase in the Company’s cost of capital, driven by uncertainty around the potential negative impacts of tariffs, represented a triggering event for the Company’s EMEA reporting unit and the associated goodwill, as well as the related asset group. As a result of this conclusion, the Company completed an interim impairment assessment as of June 30, 2025 for its EMEA reporting unit and the related asset group. The Company concluded that the undiscounted cash flows exceeded the carrying value of the EMEA asset group, and therefore that the long-lived assets were not impaired. In completing a quantitative goodwill impairment test, the Company compares the reporting unit’s fair value, based on future discounted cash flows, to its carrying value in order to determine if an impairment of goodwill exists. The estimates of future discounted cash flows involve considerable judgment and are based upon certain significant assumptions including the weighted average cost of capital (“WACC”) as well as projected EBITDA, which includes assumptions related to revenue growth rates, gross margin levels and operating expenses. As a result of the impact of the uncertainty around tariffs, and continued soft end market conditions driving lower current year EMEA earnings and a decline in projected future EMEA earnings, as well as an increase in the WACC assumption utilized in the Company’s 2024 annual impairment assessment, the Company concluded that the estimated fair value of the EMEA reporting unit was less than its carrying value. As a result, a pre-tax, non-cash impairment charge of $88.8 million ($86.7 million after-tax) to write down the remaining carrying value amount of the EMEA reporting unit Goodwill was recorded in the second quarter of 2025, reflected in “Impairment charges” in the Consolidated Statements of Operations for the three and six months ended June 30, 2025.
Gross carrying amounts and accumulated amortization for definite-lived intangible assets were as follows:

	Gross Carrying Amount		Accumulated Amortization		Net Book Value
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Customer lists and rights to sell	$895,409	$901,662	$376,289	$351,859	$519,120	$549,803
Trademarks, formulations and product technology	194,336	199,434	81,753	77,521	112,583	121,913
Other	6,860	6,871	6,251	6,236	609	635
Total definite-lived intangible assets	$1,096,605	$1,107,967	$464,293	$435,616	$632,312	$672,351
The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$16,097	$16,088	$32,225	$30,325
Estimated annual aggregate amortization expense for the current year and subsequent five years is as follows:

For the remainder of 2026	$30,857
For the year ended December 31, 2027	62,725
For the year ended December 31, 2028	62,255
For the year ended December 31, 2029	61,138
For the year ended December 31, 2030	59,827
For the year ended December 31, 2031	58,545
As of June 30, 2026 and December 31, 2025, the Company had indefinite-lived intangible assets for trademarks and tradenames totaling $197.2 million and $201.2 million, respectively.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 14 – Debt
The following table sets forth the components of the Company’s debt:

	As of June 30, 2026		As of December 31, 2025
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Credit Facilities:
Revolver	4.87%	$70,000	4.95%	$229,088
U.S. Term Loan	4.87%	550,000	5.10%	482,144
Euro Term Loan	3.25%	244,696	3.13%	148,477
Industrial development bonds	5.26%	10,000	5.26%	10,000
Bank lines of credit and other debt obligations	Various	1,453	Various	1,501
Total debt		$876,149		$871,210
Less: debt issuance costs		(2,705)		(652)
Less: short-term and current portion of long-term debts		(15,654)		(35,657)
Total long-term debt		$857,790		$834,901
Credit facilities
The Company, along with its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, maintain a credit facility with Bank of America, N.A., as administrative agent, U.S. dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders. The credit facility, as amended in June 2022 (the “Credit Facility”), established (A) a $150.0 million Euro equivalent senior secured term loan, (B) a $600.0 million senior secured term loan, and (C) a $500.0 million senior secured revolving credit facility, each maturing in June 2027.
In April 2026, the Company and Quaker Houghton B.V., as borrowers, entered into a fourth amendment to the Credit Facility with the lenders. As amended, the Credit Facility (the “Amended Credit Facility”) established (A) a $250.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”) (B) a $550.0 million senior secured term loan (the “U.S. Term Loan”) and (C) an $800.0 million senior secured revolving credit facility (the “Revolver”), each maturing in April 2031. The Company used the proceeds from the Amended Credit Facility to, among other things, repay in full all outstanding loans and terminate the revolving credit commitments under the existing Credit Facility. The Company has the right to increase the amount of the Amended Credit Facility by an aggregate amount not to exceed (a) the greater of (i) $331.0 million and (ii) 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase.
The agreement governing the Amended Credit Facility (the “Amended Credit Agreement”) contains customary affirmative and negative covenants, financial covenants and events of default. The Amended Credit Agreement contains a number of customary business covenants, including without limitation restrictions on (a) the incurrence of additional indebtedness by the Company or certain of its subsidiaries, (b) investments in and acquisitions of other businesses, lines of business and divisions by the Company or certain of its subsidiaries, (c) the making of dividends or capital stock purchases by the Company or certain of its subsidiaries and (d) dispositions of assets by the Company or certain of its subsidiaries. The Company is permitted to make regularly scheduled dividend payments in an annual amount not exceeding $30.0 million or 5% of the annual market capitalization of the Company, whichever is greater, and is permitted to make other dividend and share repurchases in annual amounts not exceeding $33.0 million or 10% of Consolidated EBITDA, whichever is greater, if there is no default. Additionally, if there is no default and the consolidated net leverage ratio is less than 3.00 to 1.00, then the Company may make unlimited restricted payments.
Financial covenants contained in the Amended Credit Agreement include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. Generally, the consolidated net leverage ratio at the end of a quarter may not be greater than 4.25 to 1.00, subject to a permitted increase during a four-quarter period after certain acquisitions. The Company has the option of replacing the consolidated net leverage ratio test with a consolidated secured net leverage ratio test if the Company issues certain types of unsecured notes, subject to certain customary limitations. Customary events of default in the Amended Credit Agreement include, without limitation, defaults for non-payment, breach of representations and warranties, non-performance of covenants, cross-defaults, insolvency, and a change of control of the Company in certain circumstances. The occurrence of an event of default under the Amended Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the Amended Credit Facility being terminated.
As of June 30, 2026, the Company was in compliance with all of the Amended Credit Facility covenants.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
The weighted average variable interest rate incurred on the outstanding borrowings under the Amended Credit Facility and Credit Facility during the three and six months ended June 30, 2026 was approximately 4.6% and 4.7%, respectively. As of June 30, 2026, the interest rate on the outstanding borrowings under the Amended Credit Facility was approximately 4.4%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company was also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the senior secured revolving credit facility, depending on the Company’s consolidated net leverage ratio. As part of the Amended Credit Facility, the range of the annual commitment fee was changed from 0.125% to 0.275%.
As of June 30, 2026, the Company had unused capacity under the Revolver of approximately $727.6 million, which is net of bank letters of credit of approximately $2.4 million.
Prior to executing the Amended Credit Facility, the Company had $0.5 million of debt issuance costs recorded as a reduction of Long-term debt and $1.1 million of debt issuance costs recorded within Other non-current assets on the Condensed Consolidated Balance Sheets. In connection with executing the Amended Credit Facility, the Company recorded debt modification and extinguishment costs of approximately $1.7 million which includes the write-off of certain previously unamortized debt issuance costs and a portion of third-party costs that were incurred to execute the Amended Credit Facility. Also in connection with executing the Amended Credit Facility, during the second quarter of 2026 the Company capitalized $6.2 million of creditor debt issuance costs and certain third-party costs. Approximately $2.4 million of the capitalized costs were attributed to the Euro Term Loan and U.S. Term Loan and were recorded as a direct reduction of Long-term debt on the Condensed Consolidated Balance Sheet. Approximately $3.8 million of the capitalized costs were attributed to the Revolver and recorded within Other non-current assets on the Condensed Consolidated Balance Sheets. These capitalized costs, as well as the previously capitalized costs that were not written off, will collectively be amortized into Interest expense over the five-year term of the Amended Credit Facility. As of June 30, 2026, the Company had $2.7 million of debt issuance costs recorded as a reduction of Long-term debt and $4.6 million of debt issuance costs recorded within Other non-current assets.
Industrial development bonds
As of June 30, 2026 and December 31, 2025, the Company had fixed rate, industrial development authority bonds totaling $10.0 million in principal amount due in 2028. These bonds have similar covenants to the Credit Facility noted above.
Bank lines of credit and other debt obligations
The Company has certain unsecured bank lines of credit and discounting facilities in certain foreign subsidiaries, which are not collateralized. The Company’s other debt obligations primarily consist of certain domestic and foreign low interest rate or interest-free municipality-related loans, local credit facilities of certain foreign subsidiaries, and finance lease obligations. Total unused capacity under these arrangements as of June 30, 2026 was approximately $63 million.
In addition to the bank letters of credit described in the “Credit facilities” subsection above, the Company maintains certain financial and other guarantees as off-balance sheet arrangements. Collectively, the total bank letters of credit and guarantees outstanding as of June 30, 2026 were approximately $7 million.
Interest expense
The Company incurred the following debt related expenses included within Interest expense in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$9,495	$12,426	$19,021	$21,618
Amortization of debt issuance costs	378	353	731	706
Total	$9,873	$12,779	$19,752	$22,324
Based on the variable interest rates associated with the Amended Credit Facility and the Credit Facility, as of June 30, 2026 and as of December 31, 2025, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 15 – Accumulated Other Comprehensive Income
The following tables show the reclassifications from and resulting balances of accumulated other comprehensive income (“AOCI”):

	Currency Translation Adjustments (1)	Defined Benefit Pension Plans	Unrealized Gain (Loss) in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of March 31, 2026	$(114,619)	$(10,831)	$91	$—	$(125,359)
Other comprehensive income (loss) before Reclassifications	1,024	102	313	3,686	5,125
Amounts reclassified from AOCI	—	92	(4)	—	88
Related tax amounts	(380)	(49)	(65)	(848)	(1,342)
Balance as of June 30, 2026	$(113,975)	$(10,686)	$335	$2,838	$(121,488)

Balance as of March 31, 2025	$(165,716)	$(10,578)	$(17)	$656	$(175,655)
Other comprehensive income (loss) before Reclassifications	62,129	(1,601)	(267)	(130)	60,131
Amounts reclassified from AOCI	—	131	4	—	135
Related tax amounts	(244)	366	56	30	208
Balance as of June 30, 2025	$(103,831)	$(11,682)	$(224)	$556	$(115,181)
(1) Includes mark-to-market impacts associated with net investment hedges. See Note 17, Hedging Activities, for more information.

	Currency Translation Adjustments[1]	Defined Benefit Pension Plans	Unrealized Gain (Loss) in Available-for- Sale Securities	Derivative Instruments	Total
Balance as of December 31, 2025	$(104,697)	$(11,234)	$257	$13	$(115,661)
Other comprehensive (loss) income before reclassifications	(8,402)	483	103	3,686	(4,130)
Amounts reclassified from AOCI	—	249	(4)	(13)	232
Related tax amounts	(876)	(184)	(21)	(848)	(1,929)
Balance as of June 30, 2026	$(113,975)	$(10,686)	$335	$2,838	$(121,488)

Balance as of December 31, 2024	$(192,841)	$(10,313)	$287	$1,248	$(201,619)
Other comprehensive income (loss) before reclassifications	89,254	(2,073)	(658)	(899)	85,624
Amounts reclassified from AOCI	—	252	11	—	263
Related tax amounts	(244)	452	136	207	551
Balance as of June 30, 2025	$(103,831)	$(11,682)	$(224)	$556	$(115,181)
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

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 16 - Fair Value Measurements
The Company values its company-owned life insurance policies at fair value. The Company owns an immaterial amount of company-owned life insurance policies as of June 30, 2026 and December 31, 2025.
The Company values its long-term debt at fair value based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities and terms. Due to the infrequency of trades, these inputs are considered to be Level 2 inputs. Based on the variable interest rates associated with the Amended Credit Facility and the Credit Facility, as of June 30, 2026 and December 31, 2025, the amounts at which the Company’s total debt were recorded are not materially different from their fair market value.
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
Open foreign exchange forward contracts as of June 30, 2026 were entered into as hedges of the Japanese yen, Mexican peso, and European euro against the U.S. dollar and had the following notional U.S. dollar values (in thousands):

Currency	June 30, 2026
Mexican Peso	$10,900
Japanese Yen	15,900
European Euro	82,300
$109,100
In connection with the acquisition of Dipsol as described in Note 2, Business Acquisitions, in March 2025, the Company entered into multiple foreign exchange forward contracts with various financial institutions with an aggregate notional amount totaling $155.3 million to hedge the variability of exchange rate impacts between the U.S. dollar and Japanese yen. These foreign exchange forward contracts settled on April 1, 2025. The Company recognized a $0.6 million foreign currency gain and a $1.4 million foreign currency loss, respectively, during the three and six months ended June 30, 2025 in Other income (expense), net relating to the change in fair value of these instruments as of the settlement date.
Open foreign exchange forward contracts as of June 30, 2026 had maturities occurring over a period of up to one month.
Interest Rate Swaps
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as the Secured Overnight Financing Rate (“SOFR”), in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable-rate borrowings into a fixed-rate obligation. During March 2026, the Company’s interest rate swap contracts expired. In April 2026, the Company entered into $400.0 million notional amount of four-year interest rate swaps, converting a portion of the Company’s variable rate borrowings relating to the Amended Credit Facility into an average fixed rate of 3.58% plus the applicable margin. See Note 14, Debt, for additional information.
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
The balance sheet classification and fair values of the Company’s derivative instruments, which are Level 2 measurements, are as follows:

Derivative instruments	Condensed Consolidated Balance Sheets Location	June 30, 2026	December 31, 2025
Net investment hedges	Prepaid expenses and other current assets	$98	$—
Net investment hedges	Other non-current liabilities	—	1,541
Net investment hedges	Other non-current assets	$12,220	$10,053
Interest rate swaps	Prepaid expenses and other current assets	—	16
Interest rate swaps	Other non-current assets	3,686	—
Foreign currency forward contracts	Other accrued liabilities	—	5
Foreign currency forward contracts	Prepaid expenses and other current assets	99	—
The following table presents the net unrealized gain deferred to AOCI:

Derivative instruments:	Condensed Consolidated Balance Sheets Location	June 30, 2026	December 31, 2025
Net investment hedges	AOCI	$9,485	$6,554
Interest rate swaps	AOCI	2,838	13
The following table presents the location and the amount of net gain (loss) recognized in the Company’s Condensed Consolidated Statements of Operations related to derivative instruments:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative instruments	Condensed Consolidated Statements of Operations	2026	2025	2026	2025
Net investment hedges	Interest expense	$1,125	$697	$2,249	$697
Interest rate swaps	Interest expense	37	518	71	1,041
Foreign exchange forward contracts	Other income (expense), net	645	1,441	1,038	(415)
Total		$1,807	$2,656	$3,358	$1,323

Quaker Chemical Corporation
Notes to Condensed Consolidated Financial Statements - Continued
(Unaudited; Dollars in thousands, except per share amounts, unless otherwise stated)
Note 18 – Commitments and Contingencies
As previously disclosed in its 2025 Form 10-K, the Company is party to certain environmental matters and other litigation. See Note 25, Commitments and Contingencies, in the Company’s 2025 Form 10-K for more information. During the three and six months ended June 30, 2026, there have been no significant changes to the facts or circumstances of any of the previously disclosed matters. Although there can be no assurance regarding the outcome of any of the ongoing environmental matters or litigation, the Company believes that it has made adequate accruals for costs and liabilities associated with these matters. The Company has accrued approximately $4.9 million and $5.2 million, respectively, as of June 30, 2026 and December 31, 2025 for these ongoing matters.
In addition, during the three and six months ended June 30, 2026, there are no new environmental matters or litigation that the Company believes will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

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
Net sales in the second quarter of 2026 were $532.6 million, an increase of 10% compared to $483.4 million in the second quarter of 2025. This increase was primarily driven by an increase in sales volumes of approximately 7%, a favorable impact from foreign currency translation of approximately 2%, and an increase in selling price and product mix of approximately 1%. The increase in sales volumes in all segments compared to the prior year was primarily a result of new business wins across all segments. The increase in selling price and product mix reflects pricing actions taken to offset higher raw material costs, as well as changes in the mix of products and services, and the impact of our index-based customer contracts.
The Company reported net income in the second quarter of 2026 of $26.8 million, or $1.55 earnings per diluted share, compared to a net loss of $66.6 million, or $3.78 loss per diluted share in the second quarter of 2025. Excluding non-recurring and non-core items in each period, the Company’s second quarter 2026 non-GAAP net income and earnings per diluted share were $37.9 million and $2.19 compared to $30.0 million and $1.71, respectively, in the prior year. The increase in current quarter Non-GAAP earnings was primarily driven by an increase in net sales, partially offset by an increase in selling, general and administrative expenses (“SG&A”) and a slight decrease in Non-GAAP gross margin. The Company’s current quarter adjusted EBITDA was $85.2 million compared to $75.5 million in the second quarter of 2025, primarily driven by the increase in net sales, partially offset by higher SG&A. See the Non-GAAP Measures and Consolidated Operations Review sections of this Item below for additional details.
The Company’s second quarter 2026 operating performance in each of its three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific, reflects similar drivers to that of the Company’s consolidated performance. Operating earnings for the EMEA and Asia/Pacific segments increased compared to the prior year quarter, primarily due to an increase in net sales and an improvement in segment gross margins, partially offset by higher SG&A. Operating earnings for the Americas segment decreased compared to the prior year quarter primarily due to lower segment gross margins and higher SG&A, partially offset by an increase in net sales. Additional details of segment operating performance are provided in the Reportable Segments Review in the Operations section of this Item below.
Net cash flows provided by operating activities were $33.2 million in the first six months of 2026 compared to $38.5 million of net cash flows provided by operating activities the first six months of 2025. The lower operating cash inflow year-over-year reflects higher net cash outflows from working capital, partially offset by improved operating performance and lower outflows from restructuring activities in the first six months of 2026 compared to the first six months of 2025. The key drivers of the Company’s operating cash flow and working capital are further discussed in the Company’s Liquidity and Capital Resources section of this Item below.
Overall, the Company’s results in the second quarter of 2026 reflect an increase in net sales in all segments compared to the prior quarter and the prior year quarter, driven by new business wins, and the Company’s continued focus on delivering on its long-term financial and strategic initiatives.
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
Liquidity and Capital Resources
We had cash and cash equivalents of $155.1 million and $179.8 million as of June 30, 2026 and December 31, 2025, respectively. Cash held by subsidiaries in foreign countries was approximately $146.8 million and $171.4 million at June 30, 2026 and December 31, 2025, respectively. The $24.7 million decrease in cash and cash equivalents was the net result of $38.4 million of cash used in financing activities, $18.8 million of cash used in investing activities, and a $0.7 million unfavorable impact of foreign currency translation, partially offset by $33.2 million of cash provided by operating activities.
Net cash flows provided by operating activities were $33.2 million in the first six months of 2026 compared to net cash flows provided by operating activities of $38.5 million in the first six months of 2025. The decrease in net operating cash flow year-over-year reflects higher net cash outflows from working capital, partially offset by improved operating performance and lower outflows from restructuring activities. The higher net cash outflows from working capital are due to higher net cash outflows from accounts receivable due to an increase in net sales and timing of collections and higher net cash outflows for purchases of inventory due to higher raw material costs and strategic inventory builds at production sites in advance of planned manufacturing transitions and in response to global supply chain risks in connection with the conflict in the Middle East. This is partially offset by higher inflows from the timing of payments of accounts payable.
Net cash flows used in investing activities were $18.8 million in the first six months of 2026 compared to $180.7 million in the first six months of 2025. The decrease in cash used in investing activities year-over-year is primarily the result of $164.1 million of payments, net of cash acquired, in the prior year related to the acquisitions of Chemical Solutions & Innovations (Pty) Ltd. (“CSI”), Dipsol Chemicals Co., Ltd., (“Dipsol”) and Natech, Ltd., (“Natech”). This is partially offset by $3.0 million proceeds from asset dispositions in the prior year and $0.7 million increase in payments related to capital expenditures. See Note 2, Business Acquisitions, to the Condensed Consolidated Financial Statements for further information about business acquisitions.
Net cash flows used in financing activities were $38.4 million in the first six months of 2026 compared to $147.5 million cash provided by financing activities in the first six months of 2025. The decrease in net cash inflows from financing activities is primarily driven by a $901.8 million increase in payments on the Company’s U.S. and Euro Term Loan and Revolver loans, which is primarily related to repaying in full all outstanding loan commitments under the existing Credit Facility in connection with amending the Credit Facility in April 2026. Proceeds from the Revolver decreased by $85.7 million, which is primarily related to a revolver borrowing during the first six months of 2025 to fund the purchase price of the Dipsol acquisition, partially offset by a revolver borrowing upon executing the Amended Credit Facility in April 2026. The first six months of 2026 also includes a $6.2 million net cash outflow relating to financing-related debt issuance costs associated with the Amended Credit Facility. This is partially offset by $800.0 million increase in proceeds from the U.S. and Euro Term Loan debt upon executing the Amended Credit Facility in April 2026 and a $8.5 million decrease in share repurchases compared to the prior year.
The Company, along with its wholly owned subsidiary, Quaker Houghton B.V., as borrowers, maintain a credit facility with Bank of America, N.A., as administrative agent, U.S. dollar swing line lender and letter of credit issuer, Bank of America Europe Designated Active Company, as Euro Swing Line Lender, certain guarantors and other lenders. The credit facility, as amended in June 2022 (the “Credit Facility”), established (A) a $150.0 million Euro equivalent senior secured term loan, (B) a $600.0 million senior secured term loan, and (C) a $500.0 million senior secured revolving credit facility, each maturing in June 2027.

Quaker Chemical Corporation
Management’s Discussion and Analysis
In April 2026, the Company and Quaker Houghton B.V., as borrowers, entered into a fourth amendment to the Credit Facility with the lenders. As amended, the Credit Facility (the “Amended Credit Facility”) established (A) a $250.0 million Euro equivalent senior secured term loan (the “Euro Term Loan”) (B) a $550.0 million senior secured term loan (the “U.S. Term Loan”) and (C) an $800.0 million senior secured revolving credit facility (the “Revolver”), each maturing in April 2031. The Company used the proceeds from the Amended Credit Facility to, among other things, repay in full all outstanding loans and terminate the revolving credit commitments under the existing Credit Facility. The Company has the right to increase the amount of the Amended Credit Facility by an aggregate amount not to exceed (a) the greater of (i) $331.0 million and (ii) 100% of Consolidated EBITDA, subject to certain conditions including the agreement to provide financing by any lender providing such increase. The Amended Credit Facility contains affirmative and negative covenants, financial covenants and events of default. Financial covenants contained in the Amended Credit Facility include a consolidated interest coverage ratio test and a consolidated net leverage ratio test. As of June 30, 2026, the Company was in compliance with all of the Amended Credit Facility covenants. See Note 14, Debt, to the Condensed Consolidated Financial Statements for additional information.
As of June 30, 2026 and December 31, 2025, the Company had Amended Credit Facility and Credit Facility borrowings outstanding of $864.7 million and $859.7 million, respectively. The Company’s other debt obligations are primarily industrial development bonds, bank lines of credit and municipality-related loans, which totaled $11.5 million as of June 30, 2026 and December 31, 2025. Total unused capacity under these arrangements, excluding the Amended Credit Facility, as of June 30, 2026 was approximately $63 million. The Company’s total net debt as of June 30, 2026, which consists of total borrowings of $876.1 million less cash and cash equivalents of $155.1 million, was approximately $721.0 million.
The weighted average variable interest rate incurred on the outstanding borrowings under the Amended Credit Facility and Credit Facility during the three and six months ended June 30, 2026 was approximately 4.6% and 4.70%, respectively. As of June 30, 2026, the interest rate on the outstanding borrowings under the Amended Credit Facility was approximately 4.40%. As part of the Credit Facility, in addition to paying interest on outstanding principal, the Company was also required to pay an annual commitment fee ranging from 0.150% to 0.275% related to unutilized commitments under the senior secured revolving credit facility, depending on the Company’s consolidated net leverage ratio. As part of the Amended Credit Facility, the range of the annual commitment fee was changed from 0.125% to 0.275%.
As of June 30, 2026, the Company had unused capacity under the Revolver of approximately $727.6 million, which is net of bank letters of credit of approximately $2.4 million.
In order to manage the Company’s exposure to variable interest rate risk associated with the Credit Facility, such as the Secured Overnight Financing Rate (“SOFR”), in the first quarter of 2023, the Company entered into $300.0 million notional amounts of three-year interest rate swaps to convert a portion of the Company’s variable-rate borrowings into a fixed-rate obligation. During March 2026, the Company’s interest rate swap contracts expired. In April 2026, the Company entered into $400.0 million notional amount of four-year interest rate swaps, converting a portion of the Company’s variable rate borrowings relating to the Amended Credit Facility into an average fixed rate of 3.58% plus the applicable margin. See Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for further information.
Prior to executing the Amended Credit Facility, the Company had $0.5 million of debt issuance costs recorded as a reduction of Long-term debt and $1.1 million of debt issuance costs recorded within Other non-current assets on the Condensed Consolidated Balance Sheets. In connection with executing the Amended Credit Facility, the Company recorded debt modification and extinguishment costs of approximately$1.7 million, which includes the write-off of certain previously unamortized debt issuance costs and a portion of third-party costs that were incurred to execute the Amended Credit Facility. Also in connection with executing the Amended Credit Facility, during the second quarter of 2026 the Company capitalized $6.2 million of creditor debt issuance costs and certain third-party costs. Approximately $2.4 million of the capitalized costs were attributed to the Euro Term Loan and U.S. Term Loan and were recorded as a direct reduction of Long-term debt on the Condensed Consolidated Balance Sheet. Approximately $3.8 million of the capitalized costs were attributed to the Revolver and recorded within Other non-current assets on the Condensed Consolidated Balance Sheets. These capitalized costs, as well as the previously capitalized costs that were not written off, will collectively be amortized into Interest expense over the five-year term of the Amended Credit Facility. As of June 30, 2026, the Company had $2.7 million of debt issuance costs recorded as a reduction of Long-term debt and $4.6 million of debt issuance costs recorded within Other non-current assets.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The Company uses foreign exchange forward contracts to economically hedge the impact of the variability in exchange rates on certain foreign currency-denominated assets and liabilities. During the six months ended June 30, 2026, the Company entered into and settled forward contracts resulting in other income of $1.0 million as compared to $0.4 million of other expense during the six months ended June 30, 2025. In connection with the Dipsol acquisition, in March 2025, the Company entered into foreign exchange forward contracts with various financial institutions with an aggregate notional amount of $155.3 million to hedge the variability in U.S. dollar-Japanese yen exchange rates associated with the purchase price. These contracts settled on April 1, 2025 in connection with the Dipsol acquisition. During the six months ended June 30, 2025, the Company recognized a $1.4 million foreign currency loss in Other income (expense), net relating to changes in fair value of these instruments as of the settlement date. See Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for further information.
In 2026, the Company initiated a global business transformation program (the “2026 program”), encompassing several strategic transformation and restructuring initiatives. The 2026 program primarily involves simplifying the organizational structure of legal entities, projects associated with information technology infrastructure initiatives, the optimization of specific product portfolios through targeted rationalization efforts, the optimization of certain supply chain activities and related workforce reductions. The 2026 program began in the first quarter of 2026 and is expected to be complete in 2028. The Company expects the program to generate at least $20 million to $30 million of annualized cost savings. The Company recognized restructuring and related charges and cash payments relating to the settlement of restructuring liabilities of $8.9 million and $3.9 million during the six months ended June 30, 2026, respectively, under this program. The Company expects total one-time cash costs of this program to be approximately 1 to 1.5 times annualized savings.
During 2022, the Company initiated a global cost and optimization program (the “2022 program”) to improve its cost structure and drive a more profitable and productive organization. The Company has achieved its annualized cost savings goal from this program of at least $20 million. During 2025, the Company approved additional actions under the 2022 program, which are expected to generate approximately an additional $40.0 million of annualized cost savings. These actions are expected to be substantially complete by the end of 2026. The Company recognized restructuring and related charges of $6.6 million and $23.4 million for the six months ended June 30, 2026 and 2025, respectively, under this program. The Company made cash payments related to the settlement of restructuring liabilities under the 2022 program during the first six months of 2026 of approximately $7.4 million compared to $15.9 million in the first six months of 2025. The Company expects total one-time cash costs of this program to be approximately 1 to 1.5 times annualized savings. See Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for further information.
As of June 30, 2026, the Company’s gross liability for uncertain tax positions, including interest and penalties, was $13.9 million. The Company cannot determine a reliable estimate of the timing of cash flows related to its uncertain tax position liability. However, should the entire liability be paid, the amount of the payment may be reduced by up to $6.5 million as a result of offsetting benefits in other tax jurisdictions.
The Company maintained its previous share repurchase program (the “2024 Share Repurchase Plan”), which was approved by the Board and announced by the Company on February 28, 2024, which authorized the repurchase of up to $150.0 million of Quaker Chemical Corporation common stock, and had no expiration date. On May 13, 2026, the Board approved a new share repurchase program (the “2026 Share Repurchase Program”), authorizing the Company to repurchase up to an aggregate of $250.0 million of the Company’s outstanding common stock. The 2026 Share Repurchase Program was effective immediately, replaced the 2024 Share Repurchase Plan, and has no expiration date. The Company made purchases under the 2024 Share Repurchase Program and 2026 Share Repurchase Program while each was in effect during the six months ended June 30, 2026. See Item 2, Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities, within Part II of this Report for further information.

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
Operations
Consolidated Operations Review – Comparison of the Second Quarter of 2026 with the Second Quarter of 2025
The following table summarizes the sales variances by reportable segment and consolidated operations from the prior year:

	Sales volumes	Selling price & product mix	Foreign currency	Acquisition & other	Total
Americas	4%	1%	2%	—%	7%
EMEA	7%	4%	2%	—%	13%
Asia/Pacific	10%	1%	1%	—%	12%
Consolidated	7%	1%	2%	—%	10%
Net sales in the second quarter of 2026 were $532.6 million, an increase of 10% compared to $483.4 million in the second quarter of 2025. This increase was primarily driven by an increase in sales volumes of approximately 7%, a favorable impact from foreign currency translation of approximately 2%, and an increase in selling price and product mix of approximately 1%. The increase in sales volumes in all segments compared to the prior year was primarily a result of new business wins across all segments. The increase in selling price and product mix reflects pricing actions taken to offset higher raw material costs, as well as changes in the mix of products and services, and the impact of our index-based customer contracts.
Cost of goods sold (“COGS”) was $343.3 million in the second quarter of 2026 compared to $311.7 million in the second quarter of 2025, an increase of approximately $31.6 million, or 10%. The increase in COGS reflects an increase in spend on the increase in current year sales volumes and an increase in global raw material costs. Additionally, COGS in the second quarter of 2025 includes a $3.6 million gain related to an out-of-period inventory adjustment, which is partially offset by $6.0 million amortization of the fair value step-up in Dipsol’s inventories as a result of the acquisition.
Gross profit was $189.2 million in the second quarter of 2026 compared to $171.7 million in the second quarter of 2025, an increase of $17.5 million, or 10% primarily due to an increase in net sales, an increase in raw material costs, a $3.6 million gain related to an out-of-period inventory adjustment in the second quarter of 2025, partially offset by $6.0 million amortization of the fair value step-up in Dipsol’s inventories as a result of the acquisition in the second quarter of 2025. The Company’s reported gross margin in the second quarter of 2026 and 2025 was each 35.5%. The Company’s non-GAAP gross margin in the second quarter of 2026 was 35.5% compared to 36.0% in the second quarter of 2025. See the Non-GAAP Measures section of this Item below for additional details.
SG&A expense was $140.5 million in the second quarter of 2026 compared to $126.6 million in the second quarter of 2025, an increase of approximately $13.9 million, or 11%, primarily driven by an increase in incentive compensation, an increase in business transformation costs as part of the 2026 program, and unfavorable impacts from foreign currency translation.
The Company incurred Restructuring and related charges of $8.1 million and $8.8 million during the second quarter of 2026 and 2025, respectively, primarily related to additional reductions in headcount and facility closure costs as part of the 2022 program and 2026 program. See the Non-GAAP Measures section below and Note 7, Restructuring and Related Activities, to the Condensed Consolidated Financial Statements for additional information.

Quaker Chemical Corporation
Management’s Discussion and Analysis
There were no impairment charges during the second quarter of 2026. During the second quarter of 2025, the Company recorded an $88.8 million non-cash impairment charge to write down the remaining value of goodwill associated with the Company’s EMEA reportable segment. This non-cash impairment charge was the result of the Company’s conclusion that the negative impacts of the lower than projected financial performance, driven by the continuation of soft end market conditions, as well as an increase in the Company’s cost of capital, driven by uncertainty around the potential negative impacts of tariffs, represented a triggering event for the Company’s EMEA reporting unit and the associated goodwill, as well as the related asset group. See Note 13, Goodwill and Other Intangible Assets, to the Condensed Consolidated Financial Statements for additional information.
Operating income in the second quarter of 2026 was $40.6 million compared to the operating loss of $52.5 million in the second quarter of 2025. The operating loss in the second quarter of 2025 was primarily driven by the $88.8 million non-cash impairment charge described above. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item below, the Company’s non-GAAP operating income was $55.3 million in the second quarter of 2026 and $50.6 million in the second quarter of 2025. The increase in non-GAAP operating income was primarily due to an increase in net sales, partially offset by higher SG&A and slightly lower non-GAAP gross margins, as described above.
The Company had Other income, net of $0.4 million in the second quarter of 2026 as compared to Other expense, net of $0.7 million in the second quarter of 2025. The second quarter of 2026 included foreign exchange transaction gains of $0.7 million compared to foreign exchange translation losses of $1.1 million in the prior year. Additionally, the second quarter of 2026 included debt extinguishment and modification costs of $1.7 million and a product liability claim reimbursement of $1.0 million, while the second quarter of 2025 included an earnout liability adjustment of $0.3 million.
Interest expense was $9.9 million in the second quarter of 2026 compared to $12.8 million in the second quarter of 2025, a decrease of approximately $2.9 million, primarily as a result of lower outstanding borrowings and decreases in interest rates.
The Company’s effective tax rates for the second quarters of 2026 and 2025 were 35.9% and (8.3)%, respectively. The Company’s effective tax rate for the second quarter of 2026 was largely driven by our mix of pre-tax earnings and withholding taxes. Comparatively, the effective tax rate for the second quarter of 2025 was largely driven by our mix of pre-tax earnings, goodwill impairment charges and withholding taxes, offset by return to provision adjustments and net favorable reductions in uncertain tax positions. Excluding the impact of non-core items in each quarter, described in the Non-GAAP Measures section of this Item below, the Company estimates that its effective tax rates would have been approximately 28% for each of the second quarters of 2026 and 2025. The Company may experience continued volatility in its effective tax rates due to several factors, including the timing of tax audits, the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of timing and amount of certain incentives in various tax jurisdictions, and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of factors, including forecasted mix of earnings, which may vary.
Equity in net income of associated companies was $6.8 million in the second quarter of 2026 compared to $4.9 million in the second quarter of 2025, an increase of $1.9 million, primarily due to higher current year income from the Company’s 50% equity interest in a joint venture in Korea and higher current year income from the Company’s 32% investment in Primex, a captive insurance company.
Net (loss) income attributable to noncontrolling interest was immaterial in the second quarter of 2026 and 2025.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Consolidated Operations Review – Comparison of the First Six Months of 2026 with the First Six Months of 2025
The following table summarizes the sales variances by reportable segment and consolidated operations from the prior year:

	Sales volumes	Selling price & product mix	Foreign currency	Acquisition & other	Total
Americas	2%	—%	1%	1%	4%
EMEA	5%	(1)%	7%	1%	12%
Asia/Pacific	10%	—%	2%	6%	18%
Consolidated	5%	(1)%	3%	2%	9%
Net sales were $1,013.0 million in the first six months of 2026 compared to $926.3 million in the first six months of 2025. The net sales increase of $86.7 million, or 9%, year-over-year reflects an increase in organic sales volumes of approximately 5%, contributions from acquisitions of approximately 2%, and favorable foreign currency of approximately 3%, partially offset by decreases in selling price and product mix of approximately 1%. The increase in organic sales volumes, which was led by the Asia/Pacific segment, was primarily a result of continued new business wins across all segments. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products and services and the impact of our index-based customer contracts.
COGS was $647.1 million in the first six months of 2026 compared to $593.3 million in the first six months of 2025. The increase in COGS of approximately $53.8 million, or 9%, primarily reflects an increase in spend on the increase in current year sales volumes. Additionally, COGS in the first six months of 2025 includes a $3.6 million gain related to an out-of-period inventory adjustment, which is partially offset by $6.0 million amortization of the fair value step-up in Dipsol’s inventories as a result of the Dipsol acquisition.
Gross profit was $365.9 million in the first six months of 2026 compared to $333.0 million in the first six months of 2025, an increase of approximately $32.9 million, or 10%, primarily due to an increase in net sales, as well as the $6.0 million amortization of the fair value step-up in Dipsol’s inventories as a result of the Dipsol acquisition in the first six months of 2025, partially offset by a $3.6 million gain related to an out-of-period inventory adjustment in the first six months of 2025. The Company’s reported gross margin in the first six months of 2026 was 36.1% compared to 35.9% in the first six months of 2025. The Company’s non-GAAP gross margin in the first six months of 2026 was 36.1% compared to 36.2% in the first six months of 2025. See the Non-GAAP Measures section of this Item below for additional details.
SG&A was $276.3 million in the first six months of 2026 compared to $245.6 million in the first six months of 2025, an increase of $30.7 million, or 12%, primarily driven by an increase in SG&A relating to acquisitions, an increase in incentive compensation, an increase in business transformation costs under the 2026 program, and unfavorable impacts from foreign currency translation.
The Company incurred Restructuring and related charges of $15.5 million and $23.4 million during the first six months of 2026 and 2025, respectively, related to additional reductions in headcount and facility closure costs under the Company’s restructuring programs. See the Non-GAAP Measures section of this Item, below.
There were no impairment charges during the second quarter of 2026. During the second quarter of 2025, the Company recorded an $88.8 million non-cash impairment charge to write down the remaining value of goodwill associated with the Company’s EMEA reportable segment. This non-cash impairment charge was the result of the Company’s conclusion that the negative impacts of the lower than projected financial performance, driven by the continuation of soft end market conditions, as well as an increase in the Company’s cost of capital, driven by uncertainty around the potential negative impacts of tariffs, represented a triggering event for the Company’s EMEA reporting unit and the associated goodwill, as well as the related asset group. See Note 13, Goodwill and Other Intangible Assets, to the Condensed Consolidated Financial Statements for additional information.
Operating income in the first six months of 2026 was $74.2 million compared to the operating loss of $24.9 million in the first six months of 2025. The operating loss in the first six months of 2025 was primarily driven by the $88.8 million non-cash impairment charge described above. Excluding non-recurring and non-core expenses that are not indicative of the future operating performance of the Company described in the Non-GAAP Measures section of this Item, below, the Company’s current year non-GAAP operating income increased to $100.6 million for the first six months of 2026 compared to $96.4 million in the prior year’s first six months primarily due an increase in net sales, partially offset by an increase in SG&A.

Quaker Chemical Corporation
Management’s Discussion and Analysis
The Company had Other income, net of $0.4 million in the first six months of 2026 compared to Other expense, net of $1.4 million in the first six months of 2025. The first six months of 2026 included foreign exchange transaction gains of less than $0.1 million compared to foreign exchange translation losses of $4.6 million in the prior year. The first six months of 2026 also included $1.7 million of debt extinguishment and modification costs and a $1.0 million product liability claim reimbursement. In contrast, the first six months of 2025 included a $2.1 million gain on disposals of property and a $0.3 million earnout liability adjustment. See the Non-GAAP Measures section of this Item, below.
Interest expense of $19.8 million decreased $2.5 million in the first six months of 2026 compared to $22.3 million in the first six months of 2025 primarily as a result of lower outstanding borrowings and decreases in interest rates.
The Company’s effective tax rates for the first six months of 2026 and 2025 were 33.4% and (26.8)%, respectively. The Company’s effective tax rate for the six months ended June 30, 2026 was largely driven by the mix of pre-tax earnings and withholding taxes. Comparatively, the effective tax rate for the first six months ended June 30, 2025 was primarily impacted by the mix of pre-tax earnings, goodwill impairment charges, return to provision adjustments and withholding taxes offset by net favorable reductions in uncertain tax positions. Excluding the impact of non-core items in each period, described in the Non-GAAP Measures section of this Item, below, the Company estimates that its effective tax rates for the first six months of 2026 and 2025 would have been approximately 28% and 29%, respectively. The Company expects continued volatility in its effective tax rates due to several factors, including the timing and scope of tax audits and the expiration of applicable statutes of limitations as they relate to uncertain tax positions, the unpredictability of the timing and amount of certain incentives in various tax jurisdictions, the treatment of certain acquisition-related costs and the timing and amount of certain share-based compensation-related tax benefits, among other factors. In addition, the foreign tax credit valuation allowance, or absence thereof, is based on a number of factors, including forecasted mix of earnings, which may vary.
Equity in net income of associated companies was $10.0 million in the first six months of 2026 compared to $7.9 million in the first six months of 2025. The increase of $2.1 million was primarily due to higher current year income from the Company’s 50% equity interest in a joint venture in Korea and higher current year income from the Company’s 32% investment in Primex, a captive insurance company.
Net income attributable to noncontrolling interest was less than $0.1 million in the first six months of 2026 and 2025.
Reportable Segments Review - Comparison of the Second Quarter of 2026 with the Second Quarter of 2025
The Company’s reportable segments reflect the structure of the Company’s internal organization, the method by which the Company’s resources are allocated and the manner by which the Chief Operating Decision Maker of the Company assesses performance. The Company has three reportable segments: (i) Americas; (ii) EMEA; and (iii) Asia/Pacific.
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
Americas
Americas represented approximately 44% of the Company’s consolidated net sales in the second quarter of 2026. This segment’s net sales were $236.5 million, an increase of $15.5 million, or 7%, compared to the second quarter of 2025. This was driven by an increase in sales volumes of approximately 4%, a favorable foreign exchange impact of approximately 2%, and an increase in selling price and product mix of approximately 1%. Sales volumes increased compared to the prior year primarily due to new business wins. The increase in selling price and product mix was primarily attributable to pricing actions taken to offset higher raw material costs, as well as changes in the mix of products and services, and the impact of our index-based customer contracts. The favorable foreign exchange impact was primarily due to the weakening of the U.S. dollar against the Brazilian real. Segment operating earnings were $57.2 million, a decrease of $1.7 million, or 3%, compared to the second quarter of 2025, primarily driven by lower segment gross margins and higher SG&A, partially offset by an increase in net sales.

Quaker Chemical Corporation
Management’s Discussion and Analysis
EMEA
EMEA represented approximately 30% of the Company’s consolidated net sales in the second quarter of 2026. This segment’s net sales were $158.4 million, an increase of $18.5 million, or 13%, compared to the second quarter of 2025. This was driven by an increase in organic sales volumes of approximately 7%, an increase in selling price and product mix of approximately 4% and a favorable impact from foreign currency translation of approximately 2%. The increase in organic sales volumes was primarily driven by new business wins. The increase in selling price and product mix was primarily attributable to pricing actions taken to offset higher raw material costs, as well as changes in the mix of products and services, and the impact of our index-based customer contracts. The favorable foreign currency translation impact was primarily due to the weakening of the U.S. dollar against the Euro. Segment operating earnings were $32.7 million, an increase of $7.7 million, or 31%, compared to the second quarter of 2025, primarily due to an increase in net sales and an improvement in segment gross margins, partially offset by higher SG&A.
Asia/Pacific
Asia/Pacific represented approximately 26% of the Company’s consolidated net sales in the second quarter of 2026. This segment’s net sales were $137.6 million, an increase of $15.2 million, or 12%, compared to the second quarter of 2025. This was driven by an increase in organic sales volumes of approximately 10%, an increase in selling price and product mix of approximately 1%, and a favorable impact from foreign currency translation of approximately 1%. The increase in organic sales volumes was primarily driven by new business wins. The favorable foreign currency translation impact was primarily due to the weakening of the U.S. dollar against the Chinese renminbi. The increase in selling price and product mix was primarily attributable to pricing actions taken to offset higher raw material costs, as well as changes in the mix of products and services, and the impact of our index-based customer contracts. Segment operating earnings were $36.6 million, an increase of $7.8 million, or 27%, compared to the second quarter of 2025, primarily due to an increase in net sales and an improvement in segment gross margins, partially offset by higher SG&A.
Reportable Segments Review - Comparison of the First Six Months of 2026 with the First Six Months of 2025
Americas
Americas represented approximately 44% of the Company’s consolidated net sales in the first six months of 2026. This segment’s net sales were $450.2 million, an increase of $15.5 million, or 4%, compared to the first six months of 2025. This was driven by an increase in organic sales volumes of approximately 2%, an increase in sales from the acquisition of Dipsol of approximately 1%, and a favorable impact of foreign currency translation of approximately 1%. Selling price and product mix remained consistent compared to the prior year. Sales volumes increased compared to the prior year due to new business wins. The favorable foreign exchange impact was primarily due to the weakening of the U.S. dollar against the Brazilian real during the first six months of 2026 compared to 2025. The Americas segment’s operating earnings were $111.2 million, a decrease of $6.3 million, or 5%, compared to the first six months of 2025 primarily driven by lower segment gross margins and higher SG&A, partially offset by an increase in net sales.
EMEA
EMEA represented approximately 30% of the Company’s consolidated net sales in the first six months of 2026. This segment’s net sales were $300.5 million, an increase of $31.3 million, or 12%, compared to the first six months of 2025. This was the result of an increase in organic sales volumes of approximately 5%, a favorable foreign currency translation impact of approximately 7%, and sales from acquisitions of approximately 1%, partially offset by a decrease in selling price and product mix of approximately 1%. Sales volumes increased compared to the prior year due to new business wins. The favorable foreign currency translation impact was primarily due to the weakening of the U.S. dollar against the Euro. The decrease in selling price and product mix was primarily attributable to the impact of the mix of products and services and the impact of our index-based customer contracts. The EMEA segment’s operating earnings were $58.3 million, an increase of $9.9 million, or 20%, compared to the first six months of 2025, primarily driven by an increase in net sales and higher segment gross margins, partially offset by higher SG&A.
Asia/Pacific
Asia/Pacific represented approximately 26% of the Company’s consolidated net sales in the first six months of 2026. This segment’s net sales were $262.3 million, an increase of $39.9 million, or 18%, compared to the first six months of 2025. This was driven by an increase in organic sales volumes of approximately 10%, contributions from the acquisition of Dipsol of approximately 6%, and a favorable impact of foreign currency translation of approximately 2%. Selling price and product mix remained consistent compared to the prior year. The increase in organic sales volumes was primarily driven by new business wins coupled with a more favorable end market environment compared to the prior year period. The favorable foreign exchange impact was primarily due to the weakening of the U.S. dollar against the Chinese renminbi. The Asia/Pacific segment’s operating earnings were $70.8 million, an increase of $16.2 million, or 30%, compared to the first six months of 2025 primarily due to an increase in net sales and an increase in segment gross margins and higher SG&A.

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
Certain of the prior period non-GAAP financial measures presented in the following tables have been adjusted to conform with current period presentation. The following tables reconcile the Company’s non-GAAP financial measures (unaudited) to their most directly comparable GAAP (unaudited) financial measures (dollars in thousands unless otherwise noted, except per share amounts):

Non-GAAP Gross Profit and Margin Reconciliations	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit	$189,204	$171,723	$365,939	$332,983
Acquisition-related step-up inventory amortization (l)	—	6,022	—	6,022
Gain on inventory and other adjustments (m)	—	(3,604)	—	(3,604)
Non-GAAP gross profit	$189,204	$174,141	$365,939	$335,401
Non-GAAP gross margin (%) (t)	35.5%	36.0%	36.1%	36.2%

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Operating Income and Margin Reconciliations	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating income (loss)	$40,603	$(52,510)	$74,192	$(24,886)
Acquisition-related step-up inventory amortization (l)	—	6,022	—	6,022
Restructuring and related charges, net (a)	8,116	8,793	15,497	23,383
Acquisition-related expenses (b)	219	803	934	4,133
Gain on inventory and other adjustments (m)	—	(3,927)	—	(3,927)
Business transformation costs (c)	4,113	—	5,772	—
Impairment charges (o)	—	88,840	—	88,840
Duplicate headquarter lease costs (q)	564	—	886	—
Acquisition-related depreciation and amortization (k)	1,586	1,681	3,194	1,681
Other charges (e)	86	939	161	1,165
Non-GAAP operating income	$55,287	$50,641	$100,636	$96,411
Non-GAAP operating margin (%) (t)	10.4%	10.5%	9.9%	10.4%

Quaker Chemical Corporation
Management’s Discussion and Analysis

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Net Income Reconciliations	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to Quaker Chemical Corporation	$26,835	$(66,580)	$46,504	$(53,658)
Depreciation and amortization (r)	25,595	23,921	51,465	44,751
Interest expense	9,873	12,779	19,752	22,324
Taxes on income before equity in net income of associated companies (s)	11,172	5,472	18,317	13,014
EBITDA	73,475	(24,408)	136,038	26,431
Equity income in a captive insurance company (f)	(3,028)	(2,075)	(3,635)	(2,746)
Acquisition-related step-up inventory amortization (l)	—	6,022	—	6,022
Restructuring and related charges, net (a)	8,116	8,793	15,497	23,383
Acquisition-related expenses (b)	219	803	934	4,133
Gain on inventory and other adjustments (m)	—	(3,927)	—	(3,927)
Business transformation costs (c)	4,113	—	5,772	—
Pension and postretirement benefit costs, non-service components (d)	326	449	577	882
Impairment charges (o)	—	88,840	—	88,840
Product liability claim reimbursement (p)	(1,000)	—	(1,000)	—
Currency conversion impacts of hyper-inflationary economies (g)	584	652	755	1,187
(Gain) loss on acquisition-related hedges (h)	—	(592)	—	1,351
Gain on sale of assets (i)	—	(357)	—	(2,534)
Debt modification and extinguishment costs (n)	1,711	—	1,711	—
Duplicate headquarter lease costs (q)	564	—	886	—
Other charges (e)	86	1,279	161	1,505
Adjusted EBITDA	$85,166	$75,479	$157,696	$144,527
Adjusted EBITDA margin (%) (t)	16.0%	15.6%	15.6%	15.6%

Adjusted EBITDA	$85,166	$75,479	$157,696	$144,527
Less: Depreciation and amortization (r)	25,595	23,921	51,465	44,751
Less: Interest expense	9,873	12,779	19,752	22,324
Less: Taxes on income before equity in net income of associated companies - adjusted (s)	13,381	10,460	23,396	21,104
Plus: Acquisition-related depreciation and amortization (k)	1,586	1,681	3,194	1,681
Non-GAAP net income	$37,903	$30,000	$66,277	$58,029

Quaker Chemical Corporation
Management’s Discussion and Analysis

Non-GAAP Earnings per Diluted Share Reconciliations	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP earnings (loss) per diluted share attributable to Quaker Chemical Corporation common shareholders	$1.55	$(3.78)	$2.68	$(3.04)
Equity income in a captive insurance company (f)	(0.18)	(0.12)	(0.21)	(0.16)
Acquisition-related step-up inventory amortization (l)	—	0.25	—	0.25
Restructuring and related charges, net (a)	0.34	0.38	0.66	1.00
Acquisition-related expenses (b)	0.01	0.05	0.04	0.19
Gain on inventory and other adjustments (m)	—	(0.16)	—	(0.16)
Business transformation costs (c)	0.18	—	0.25	—
Pension and postretirement benefit costs, non-service components (d)	0.01	0.02	0.02	0.04
Impairment charges (o)	—	4.91	—	4.91
Product liability claim reimbursement (p)	(0.04)	—	(0.04)	—
Currency conversion impacts of hyper-inflationary economies (g)	0.03	0.04	0.04	0.07
(Gain) loss on acquisition-related hedges (h)	—	(0.02)	—	0.06
Gain on sale of assets (i)	—	(0.02)	—	(0.11)
Debt modification and extinguishment costs (n)	0.08	—	0.08	—
Duplicate headquarter lease costs (q)	0.03	—	0.04	—
Other charges (e)	0.01	0.04	0.01	0.04
Discrete tax items (j)	0.10	0.05	0.12	0.13
Acquisition-related depreciation and amortization (k)	0.07	0.07	0.13	0.07
Non-GAAP earnings per diluted share (u)	$2.19	$1.71	$3.82	$3.29
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
(g)Currency conversion impacts of hyper-inflationary economies represents the foreign currency remeasurement impacts associated with the Company’s affiliates in Argentina and Türkiye whose local economies are designated as hyper-inflationary under U.S. GAAP. These pre-tax foreign currency remeasurement impacts are not deductible for tax purposes for both the three and six months ended June 30, 2026 and 2025. The charges incurred relate to the immediate recognition of foreign currency remeasurement in the Condensed Consolidated Statements of Operations.

Quaker Chemical Corporation
Management’s Discussion and Analysis
(h)(Gain) loss on acquisition-related hedges represents the mark-to-market and settlement of the foreign exchange forward contracts entered into March 2025 for an aggregate notional amount totaling $155.3 million to hedge the variability of exchange rate impacts between the U.S. Dollar and Japanese yen in connection with the acquisition of Dipsol. See Note 2, Business Acquisitions, and Note 17, Hedging Activities, to the Condensed Consolidated Financial Statements for additional information.
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
(l)Acquisition-related step-up inventory amortization represents the amortization of the fair value step-up in Dipsol’s inventories as a result of the acquisition, which was recorded within Cost of goods sold in the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2025. See Note 2, Business Acquisitions, to the Condensed Consolidated Financial Statements for additional information.
(m)Gain on inventory and other adjustments represents immaterial out-of-period adjustments for inventory and other items and was recorded within Cost of goods sold and SG&A in the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2025.
(n)Debt modification and extinguishment costs includes the write-off of certain previously unamortized deferred financing costs as well as a portion of the third-party costs incurred to execute an amendment to the Company’s Credit Facility. See Note 14, Debt, to the Condensed Consolidated Financial Statements for additional information.
(o)Impairment charges represents the non-cash charge taken to write down the remaining carrying value of goodwill in the EMEA reportable segment during the three and six months ended June 30, 2025. See Note 13, Goodwill and Other Intangible Assets, to the Condensed Consolidated Financial Statements for additional information.
(p)Product liability claim reimbursement reflects insurance recoveries relating to a previous payment by the Company in connection with a product liability dispute with a customer. See Note 10, Other Income (Expense), net, to the Condensed Consolidated Financial Statements for additional information.
(q)Duplicate headquarter lease costs represent operating lease expenses and variable lease costs associated with the new Radnor, Pennsylvania laboratory and Headquarters lease, a non-recurring event, during the transition period. These costs are incurred concurrently with the Company's existing Conshohocken, Pennsylvania laboratory and Headquarters lease. Once the Company’s old lease agreement expires during the first quarter of 2027, adjustments for the new headquarter lease costs will not be necessary. See Note 6, Leases, to the Condensed Consolidated Financial Statements for additional information.
(r)Depreciation and amortization for the three and six months ended June 30, 2026 and 2025 each includes approximately $0.2 million and $0.5 million, respectively, of amortization expense recorded within equity in net income of associated companies in the Company’s Condensed Consolidated Statements of Operations. This is attributable to the amortization of the fair value purchase accounting step-up in connection with the acquisition of the Company’s 50% equity interest in Korea Houghton Corporation.
(s)Taxes on income before equity in net income of associated companies – adjusted presents the impact of any current and deferred income tax expense (benefit), as applicable, of the reconciling items presented in the reconciliation of net income attributable to Quaker Chemical Corporation to adjusted EBITDA and was determined utilizing the applicable rates in the taxing jurisdictions in which the adjustments occurred, subject to deductibility. This caption also includes the impact of specific tax charges and benefits for the three and six months ended June 30, 2026 and 2025.
(t)The Company calculates adjusted EBITDA margin, non-GAAP operating margin, and non-GAAP gross margin as the percentage of adjusted EBITDA, non-GAAP operating income, and non-GAAP gross profit to consolidated net sales.
(u)In each given period, the Company calculates non-GAAP earnings per diluted share as non-GAAP net income attributable to the Company per weighted average diluted shares outstanding using the “two-class share method”.

Quaker Chemical Corporation
Management’s Discussion and Analysis
Off-Balance Sheet Arrangements
The Company’s off-balance sheet items outstanding as of June 30, 2026 include approximately $7 million of bank letters of credit and guarantees. The bank letters of credit and guarantees are not significant to the Company’s liquidity or capital resources.
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
Interest Rate Risk
As of June 30, 2026, borrowings under the Company’s Amended Credit Facility bear interest at either term SOFR or a base rate, in each case, plus an applicable margin based upon the Company’s consolidated net leverage ratio, and, in the case of term SOFR, a spread adjustment equal to 0.10% per annum. As a result of the variable interest rates applicable under the Amended Credit Facility, if interest rates rise significantly, the cost of debt to the Company will increase. This may have an adverse effect on the Company, depending on the extent of the Company’s borrowings outstanding throughout a given year.
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
As of June 30, 2026, and December 31, 2025, the Company had outstanding borrowings under the Amended Credit Facility and Credit Facility of approximately $864.7 million and $859.7 million, respectively. The interest rate applicable on outstanding borrowings under the Amended Credit Facility and Credit Facility was approximately 4.4% and 4.7% as of June 30, 2026, and December 31, 2025, respectively. An interest rate change of 100 basis points would have resulted in an approximate $4.3 million and $8.6 million increase or decrease to interest expense for the six months ended June 30, 2026, and year ended December 31, 2025, respectively.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2026, the end of the period covered by this Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.
Changes in internal control over financial reporting. As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following table sets forth information concerning shares of the Company’s common stock acquired by the Company during the period covered by this Report:

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share (1)(2)	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 - April 30	250	$127.84	—	$59,237,294
May 1 - May 31	99,793	$141.05	99,510	$239,589,877
June 1 - June 30	72,288	$142.74	71,058	$229,449,002
Total	172,331	$141.74	170,568	$229,449,002
(1)1,763 of these shares were acquired from employees related to the surrender of Quaker Chemical Corporation shares in payment of the vesting of restricted stock awards or units. The price paid for shares acquired from employees pursuant to employee benefit and share-based compensation plans is based on the closing price of the Company’s common stock on the date of vesting as specified by the plan pursuant to which the applicable option, restricted stock award, or restricted stock unit was granted.
(2)The Company maintained the 2024 Share Repurchase Plan, which was approved by the Board and announced by the Company on February 28, 2024, authorized the repurchase of up to $150.0 million of Quaker Chemical Corporation common stock, and had no expiration date. On May 13, 2026, the Board of Directors of the Company approved, and the Company announced, the 2026 Share Repurchase Program, pursuant to which the Company is authorized to repurchase up to $250 million of Quaker Chemical Corporation common stock, which replaced the 2024 Share Repurchase Plan and has no expiration date. The number of shares to be repurchased and the timing of such transactions will depend on a variety of factors, including market conditions. During May 2026, the Company repurchased 25,277 shares under the 2024 Share Repurchase Program and, subsequently, 74,233 shares under the 2026 Share Repurchase Program.
Limitation on the Payment of Dividends
The Amended Credit Facility has certain limitations on the payment of dividends and other so-called restricted payment covenants. See Note 14, Debt, to the Condensed Consolidated Financial Statements, in Part I, Item 1, of this Report.
Item 5. Other Information.
Insider Trading Arrangements and Policies
No director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended June 30, 2026.

Table of Content
Item 6. Exhibits.
(a) Exhibits

3.1	–
Amended and Restated Articles of Incorporation (as amended through July 24, 2019). Incorporated by reference to Exhibit 3.1 as filed by the Registrant with its quarterly report on Form 10-Q filed on August 1, 2019.

3.2	–	Amended and Restated By-laws (effective December 19, 2022). Incorporated by reference to Exhibit 3.1 as filed by the Registrant with its current report on Form 8-K on December 20, 2022.
10.1	–	Separation Agreement and General Release by and between Quaker Chemical Corporation and Anna Ransley, dated April 21, 2026.*†
10.2	–
Amendment No. 4, dated as of April 10, 2026, to the Credit Agreement, dated as of August 1, 2019, as amended. Incorporated by reference to Exhibit 10.5 as filed by the Registrant with Form 8-K filed on April 14, 2026.

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

QUAKER CHEMICAL CORPORATION
(Registrant)

/s/ Thomas Coler
Date: July 30, 2026	Thomas Coler, Executive Vice President, Chief Financial Officer and Principal Accounting Officer (officer duly authorized on behalf of, and principal financial officer of, the Registrant)